Form 10-K
period 1994-01-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 1994-04-29
CIK 78239

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended January 30, 1994       Commission file number: 1-724

                        PHILLIPS-VAN HEUSEN CORPORATION
            (Exact name of registrant as specified in its charter)

                            DELAWARE                      13-1166910
                        (State of incorporation)        (IRS Employer
                                                          Identification No.)
                          1290 Avenue of the Americas
                           New York, New York 10104
                   (Address of principal executive offices)

                                 212-541-5200
                        (Registrant's telephone number)


          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
                               Title of Each Class         on Which Registered
              Common Stock, $1.00 par value      New York Stock Exchange
              Preferred Stock Purchase Rights    New York Stock Exchange


         Securities registered pursuant to Section 12(g) of the Act:
                                      NONE


   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least 90 days.

                               Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  (   )

   The aggregate market value of the voting stock of registrant held by nonaffiliates of the registrant as of April 19, 1994 was approximately $834,000,000.


   Number of shares of Common Stock outstanding as of April 19, 1994:
26,545,480.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                    Location in Form 10-K
                                   Document         in which incorporated

   Registrant's 1993 Annual Report to Stockholders      Parts I and II
     for the Fiscal Year Ended January 30, 1994

              Registrant's Proxy Statement               Part III
                for the Annual Meeting of
       Stockholders to be held on June 14, 1994
                                    PART I
Item 1.  Business

General Overview

    Phillips-Van Heusen Corporation (the "Company") is a vertically integrated manufacturer, marketer and retailer of men's and women's apparel and men's, women's and children's footwear. The Company's products include shirts, sweaters and shoes and, to a lesser extent, neckwear, furnishings, bottoms, outerwear and leather and canvas accessories. The Company's principal brand names are "Van Heusen", the best-selling dress shirt brand in the United States; "Bass", the leading casual shoe brand in the United States; and "Geoffrey Beene", the best-selling designer dress shirt label in the United States. The Company is also a leading manufacturer and distributor of private label shirts and sweaters.

    The Company is primarily engaged in the manufacture and procurement (both domestically and overseas) of its products and the marketing and distribution of its products through four apparel divisions and one footwear division, each of which has both a wholesale and retail component. The Company's goals are to design, manufacture and source products which offer consumers "value", thus satisfying the consumers' desire for fashion, quality and fair prices, and to market those products to reach the broadest spectrum of consumers possible.

    Wholesale distribution consists of the marketing and sale of the Company's products to major department stores, specialty and independent retailers, chain stores and catalog merchants, as well as its own retail stores. The Company's wholesale customers for branded and designer apparel include May Co., Federated, Dayton Hudson, JCPenney, Macy's, Younkers and Mercantile. Wholesale customers for its private label shirts include JCPenney, Bloomingdale's, Lord & Taylor, Lands' End, Sears and Target, while the wholesale customers of the Company's private label sweater and golf apparel division include Lands' End, JCPenney, May Co., L.L. Bean, Federated and Sears. G.H. Bass & Co. ("Bass"), the Company's footwear division, counts May Co., Dillard's, Federated, Macy's and Dayton Hudson as its principal wholesale customers. In fiscal 1993, no one customer accounted for more than 10% of the Company's sales.

    Through its retail operations, the Company sells its products directly to consumers in 780 Company-owned stores operated in five different formats located primarily in manufacturers' outlet malls. The Company plans to open 101 stores in fiscal 1994 (net of store closings).

    The Company believes that its recent success has been due in large part to its strategy of developing multiple channels of distribution for its branded, designer and private label merchandise. These channels include an increasing number of Company-owned outlet stores as well as the Company's traditional wholesale customers. These diverse channels have enabled the Company to strengthen the competitive position of its brands and to extend its brands into new product lines. In addition, the Company's outlet stores have created additional opportunities for the Company both to sell its products, thereby providing the Company with the means to achieve full absorption of factory overhead, which results in low-cost and efficient production, and to control the distribution of any excess production. The Company also believes that the continued development of its product design, manufacturing and sourcing organizations, enhancement and expansion of the use of its inventory management and electronic data interchange systems and refinement of its promotional and advertising activities will result in further strengthening of its brand images, decreased risks of excess production and more efficient utilization of its production facilities and outside suppliers.

    The Company has experienced substantial growth in sales and earnings per share over the past seven years. The Company's growth has occurred despite a difficult business environment in the apparel and footwear industries as well as in the general economy. The Company's growth is attributable primarily to the acquisition of Bass in 1987 and the growth in the number of the Company's retail stores from 214 immediately after the acquisition of Bass to 780 at the end of fiscal 1993. Over the same period, the Company's "Van Heusen" shirt brand has increased its share of the United States men's dress shirt market from 7.0% to 10.5% according to research conducted by MRCA Information Services ("MRCA") based on unit sales. Including its branded, designer and private label offerings, the Company believes its overall share of the United States men's dress shirt market is the largest of any single company.

    The Company was incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881, and, with respect to Bass, a business begun in 1876. The Company's principal executive offices are located at 1290 Avenue of the Americas, New York, New York 10104; its telephone number is
(212) 541-5200.

  Retail Development

    The decision to develop and expand its own retail operations, concurrent with the growth of the manufacturers' outlet retailing industry, has permitted the Company to position itself as a major value-oriented retailer. The Company's retail operations have enabled it to increase sales by offering its products in geographic markets where they were not previously widely available, selling to consumers who favor value-oriented retailers and selling products bearing its brand names and designer labels that are not marketed to its traditional wholesale customers. As a consequence of these increased sales, the Company has improved its overall corporate profit margins and improved cash flow. In addition, by providing direct contact with the consumer, the Company's stores allow it better and more directly to monitor consumer trends and sales of its products and showcase or test market new products.

    Critical to the Company's vertically integrated strategy was the choice of manufacturers' ("factory") outlet centers as the venue to pursue its retailing business. Manufacturers' outlet centers, usually located in tourist/vacation areas or on major highways to these areas, provide a large customer base with significant disposable income and a positive attitude toward shopping and a base of business in locations that limit conflict with the Company's traditional wholesale customers. The development of manufacturers' outlet centers is a key component to the success of the Company. The success of a new outlet mall is heavily dependent on its location and the attraction of a well known group of tenants and, therefore, the Company actively cooperates with developers in the site and tenant selection processes. The Company believes that as a result of its strong presence and success in manufacturers' outlet retailing, developers seek and welcome the Company's input into such processes.

    The increased demand for the Company's products as a result of sales through Company-owned stores permits the Company to run its factories at higher levels of productivity, thereby lowering overall production costs and increasing the ability of the Company to provide continuous employment for its employees. The Company's stores also provide the opportunity to liquidate excess and out-of-date inventory and factory "seconds", thereby substantially reducing the need to sell such merchandise to discounters or jobbers at severely marked down prices. The ability to control the sale of such merchandise also prevents the damage to the image of the Company's brands which can result when they are sold by discounters with inferior presentation and advertising.

    The Company has developed a retail component for each marketing division, which has enhanced the Company's ability to reach a broad array of consumers for its branded, designer and private label products. At the same time, it has allowed the Company to expand its brands to other compatible products not carried in its regular wholesale lines. The Company's success in expanding the types of products available under its brand names and designer labels has led to an increase in the product lines available in its store formats and has enabled the Company to offer in its stores additional products which are not available in the Company's traditional wholesale product lines. For example, the Company now offers men's and women's sportswear and accessories in 58 of its Bass stores. Also, the Company opened 14 stores offering Geoffrey Beene women's wear late in the summer of 1993. In addition, the Company plans to expand on its initial offering of a line of Bass Kids apparel merchandise in 1994.

    The Company's retail formats are managed to allow each to enjoy its own focus without infringing on the other formats, thereby enabling all formats to co-exist in one outlet center. Thus, even though Van Heusen, Windsor Shirt and Geoffrey Beene stores each carry the same type of men's apparel products, each targets and markets to a different consumer base: Van Heusen - the American brand, moderate price and moderate fashion consumer; Windsor Shirt - the better traditional consumer; and Geoffrey Beene - the better fashion forward consumer. In addition, all aspects of each retail format - store design, presentation, sales personnel, packaging, product and price - reinforce the Company's focus on value-oriented retailing to that particular store format's target consumer.

    The Company's retail stores show a high level of profitability resulting from low overhead and staffing costs, low rental and common area maintenance charges, short-term leases enabling exit from poorly performing stores, the elimination of accounts receivable carrying costs as all sales are for cash or on third party credit cards, high inventory turnover rates and low fixturing costs. Stores in each of the Company's formats are typically profitable within the year of opening. This is in contrast to traditional mall stores which typically undergo a significant start-up period before becoming profitable. Immediate cash flow generation is an important advantage of outlet mall stores over traditional mall stores, as is the ability to build and open stores in a comparatively short period of time.

  Acquisitions

    The Company intends to pursue acquisitions which would enable it to offer quality brand name products which are marketable through both traditional retailers and outlet stores designed around the brand names. The Company believes that opportunities exist to acquire companies which produce products with distinctive images which, due to distribution or other problems, are not gaining full access to the target consumer. The Company further believes that it can improve the distribution of such products by marketing through a multi-channel distribution operation. The ability of the Company to acquire product lines which can be marketed through new outlet store formats and carry a recognized brand name which can be readily expanded into additional product lines would provide the Company with the opportunity to increase its presence in and its share of sales from outlet malls. While no such acquisition is immediately contemplated, the Company is continuously reviewing and considering possible acquisitions.

  Wholesale Operations

    While much of the Company's focus has been on developing the retail aspect of its business, it has also placed significant emphasis on strengthening its wholesale distribution operations. The Company merged the manufacturing, warehousing, distribution, administrative and finance functions of its shirt divisions in 1985. In 1990, the Company merged the administrative and finance functions of its knitwear division with those of the shirt divisions. In 1992, the Company's Bass wholesale division was merged into this group to take advantage of the synergies between these businesses. The Company believes that this consolidation has achieved economies of scale and resulted in stronger operational support for each of the wholesale divisions, while allowing each division to retain its distinctive marketing identity.

    In order to provide its customers with products covering a full range of price points and styles, the Company has designed new branded and designer dress shirts. For example, the Company developed the "Editions" sub-brand under the "Van Heusen" label to cover the price point just above typical private label shirts and created its "Cezani" line of designer shirts to fill the niche for an all-cotton, upper moderate priced, designer dress shirt. The Company also markets Bass dress shirts which are designed as a traditionally styled American line. In addition, the Company has strengthened its private label operations by increasing its design staff, developing additional private label offerings and focusing on high volume accounts. The Company believes that by expanding its product offerings, it enables its wholesale customers to market to consumers brand name, designer and private label dress shirts at various price points.

    In 1993, the Company continued to expand usage of the PVH Pulse System. This quick response system uses an electronic data interchange system which provides a computer link between the Company and its wholesale customers that enables both the customer and the Company to track sales, inventory and shipments. Use of the system also reduces the amount of time it takes a customer to determine its inventory needs and order replenishment merchandise and for the Company to respond to the customer's order.

    The Company believes that these efforts have helped strengthen its relationships with its traditional wholesale customers, at the same time as the Company has enhanced the image and increased the exposure of its products.

  Design, Manufacturing and Sourcing

    Integral to the success of the Company's growth strategy was the development of a dependable and flexible design, manufacturing and sourcing program. The Company formed PVH International ("PVH-I") to develop, design and administer the manufacture and distribution of its "retail only" apparel products. PVH-I's design and product development personnel are divided into groups, each group having responsibility for one of the Company's apparel store formats. This enables the PVH-I designers, working with the retail buyers, to develop products consistent with the image of their respective store formats. Sourcing operations are consolidated to provide for efficient use of the Company's resources and to achieve economies of scale. By bringing these services "in-house", the Company is able to realize certain cost savings and maintain control of the production of "retail only" products from conception through in-store delivery.

    Once product design is complete, PVH-I sources the product and tracks it through state-of-the-art management information systems. These systems enable the Company to quickly respond to its customers' needs and monitor all other aspects of inventory management. In addition, PVH-I monitors production and the quality and timely distribution of the Company's products manufactured by outside suppliers.

Apparel Business

    The marketing of the Company's apparel products is conducted through four separate divisions: Van Heusen; Designer; Private Label Dress and Sport Shirts; and Knitwear. Substantially all of the Company's apparel, including traditional wholesale products and the additional products available only in the Company's retail stores, is designed "in-house." Approximately 35% of the wholesale apparel products are manufactured in the Company's facilities in the United States, Puerto Rico and the Caribbean Basin. The remaining products are sourced through contractors throughout the world, but primarily in the Far East.

  Van Heusen

    The Van Heusen Company division markets branded apparel, consisting of men's traditional dress shirts and men's woven and knit sport shirts, in the moderate to better price range. Van Heusen markets its products at wholesale to major department stores and men's specialty stores nationwide, including May Co., Younkers, JCPenney and Mercantile.

    "Van Heusen" is the best-selling men's dress shirt brand in the United States, according to research conducted by MRCA based on unit sales. "Van Heusen's" share of the dress shirt market has risen through the years and has increased from 7.0% in 1987 to 10.5% in 1993. The growth in sales of "Van Heusen" shirts is the result of continued sales to traditional customers, the commencement of sales of "Van Heusen" branded shirts to JCPenney in June 1990 and the overall growth in the number of Van Heusen outlet stores. In addition to the "Van Heusen" label, branded products are marketed under the sub-brands "417", "Hennessy", "Players", "Over Easy", "Corporate Casuals", "Winter-weights" and "Editions."

    Van Heusen outlet stores offer a full collection of first quality men's traditional, classic and contemporary dress furnishings (including dress shirts, belts, hosiery and neckwear), men's sportswear (including sports shirts, sweaters and bottoms) and ladies sportswear (including coordinates and separates) and men's and women's activewear. Other than men's dress shirts, sport shirts and sweaters, such apparel is not marketed or produced for sale to the Van Heusen division's wholesale customers.

    The product mix targeted for Van Heusen stores is intended to satisfy the key apparel needs of men from dress furnishings to casual wear, and of women for casual wear. Van Heusen stores' merchandising strategy is focused on achieving a classic and/or updated traditional look in a range of primarily moderate price points. Target customers represent the broadest spectrum of the American consumer.

  Designer

    The Designer Group division markets at wholesale men's designer label dress shirts in the upper moderate to better price range to major department stores and men's specialty stores nationwide, including Dayton Hudson, Federated, Macy's and May Co.

    The Designer Group primarily manufactures its shirts under the "Geoffrey Beene" label through a licensing agreement with that designer, but also markets dress shirts under the "Etienne Aigner" label and dress shirts and neckwear under the Company-owned "Cezani" label. During 1993, this division began selling a line of "Bass" label dress shirts. "Geoffrey Beene" shirts are the best-selling men's designer dress shirts in the United States, according to MRCA research.

    The Company opened its first Geoffrey Beene stores in November 1990 and has continuously expanded this format nationwide since that time. Geoffrey Beene stores offer a distinctive collection of men's "Geoffrey Beene" labelled designer products, including dress and sport shirts, neckwear, furnishings, outerwear, bottoms and sportswear. As with Van Heusen outlet stores, the products sold in Geoffrey Beene stores, other than "Geoffrey Beene" dress shirts, consist of products which are not also sold through the Company's wholesale distribution channels.

    Through their product mix, the Geoffrey Beene stores seek to meet the full needs of men's wardrobes (excluding suits) from dress furnishings to casual wear. The merchandising strategy is focused on an upscale, fashion forward consumer in the upper moderate price range.

    During 1993, the Company began offering Geoffrey Beene women's wear in 14 of its stores. Stores offering these products carry a full line of women's casual apparel bearing the designer's name. The Company plans to continue expanding this product offering in the future.

  Private Label Dress and Sport Shirts

    The Pickwick Company division markets at wholesale men's dress and sport shirts under private labels to major national retail chains, department stores and catalog merchants, including JCPenney, Bloomingdale's, Lord & Taylor, Lands' End, Sears and Target. The Company believes that The Pickwick Company is one of the largest marketers of private label shirts in the United States. Career Apparel, a division of The Pickwick Company, markets shirts to companies in service industries, including major airlines and food chains.

    Private label programs offer the retailer the ability to create its own line of exclusive merchandise and give the retailer control over distribution of the product. Each of The Pickwick Company's customers work with the Company's designers to develop shirts in the styles, sizes and cuts which the customers desire to sell in their stores with their particular store names or private labels. The dress shirts that The Pickwick Company designs with and for its customers fall within both the traditional and designer dress shirt categories. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy higher margins. Private label products, however, do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same services and support as branded manufacturers.

    In February 1990, the Company acquired Windsor Shirt Company, a private label retail company. Prior thereto, Windsor Shirt had been a significant customer of The Pickwick Company.

    The Company believes that Windsor Shirt fills a niche currently missing in outlet retailing. Prior to the acquisition, Windsor Shirt operated traditional men's dress shirt stores, primarily in regional malls and strip centers. Since the acquisition, the Company has closed the Windsor Shirt stores in regional malls, strip centers and other unprofitable locations, and has focused on developing this format in a manufacturers' outlet venue. In addition, the Company has totally reconfigured the stores and upgraded the quality and improved the presentation of the products sold in its stores. Windsor Shirt stores now offer a full line of men's traditional and fashionable apparel, including dress shirts, neckwear, bottoms, sportswear, hosiery and accessories.

    The Windsor Shirt target customer is a professional male who desires updated traditional merchandise at value prices, although its products also appeal to a broad spectrum of consumers. The Windsor Shirt merchandising strategy focuses on offering an assortment of traditional and fashionable styles of men's dress furnishings and sportswear. Through attention to design and construction details, the Company seeks to ensure that the merchandise offered will be consistent in fashion and quality. The stores offer merchandise in the upper moderate price ranges.


  Knitwear

    The Company's Somerset division is a leading manufacturer and marketer of primarily men's private label sweaters and golf apparel. Somerset markets its products at wholesale to traditional department and specialty stores, national retail chains and catalog merchants, including Lands' End, JCPenney, May Co., L.L. Bean, Federated and Sears.

    In 1993, Somerset conducted highly-successful launches of Geoffrey Beene sweaters and Van Heusen Players golf apparel. In the prior year, Somerset successfully introduced Van Heusen branded sweaters. The marketing of these branded products, combined with completing a 1992 restructuring which included a transfer of its sweater production to lower cost facilities, has improved Somerset's operating margins in 1993.

    Somerset also markets its products through the Company's own sweater and knitwear outlet stores called "Cape Isle Knitters." Cape Isle Knitters stores offer a select line of men's and women's knitwear products, including sweaters and knit tops, both being complemented with pants and shorts, and hosiery.

    The merchandising strategy for Cape Isle Knitters stores is focused on achieving an updated traditional look which emphasizes easy to understand fashion and styling. Emphasis is also placed on natural product and timeless appeal. Stores offer merchandise in the moderate to upper moderate price range.

  Competition in the Apparel Industry

    The apparel industry is highly competitive due to its fashion orientation, its mix of large and small producers, the flow of imported merchandise and the wide diversity of retailing methods. Competition has been exacerbated by the recent consolidations and closings of major department store groups. Based on the variety of the apparel marketed by the Company and the various channels of distribution it has developed, the Company believes it is well-positioned in the industry, although the Company has many diverse competitors in both manufacturing and retailing.

    The Company's apparel wholesale divisions experience competition in branded, designer and private label products. Some of the larger competitors include: Bidermann Industries ("Arrow" brand); Salant Corporation ("Perry Ellis" and "John Henry" brands); Warnaco ("Hathaway" and "Christian Dior" brands); Smart Shirt (private label shirt division of Kellwood); Capital Mercury (private label shirts); Oxford Industries (private label shirts); and VF Corporation ("Jantzen" branded sweaters). While several apparel manufacturers currently operate outlet stores, management believes that none offers a similar selection of product in the variety of formats offered by the Company.

Footwear Business

    The Company's footwear business, conducted through its G.H. Bass & Co. division, consists of the manufacture and marketing of a full line of traditional men's, women's and children's casual shoes under the "Bass" brand name in the moderate to better price range. Various sub-brands are utilized, the most important ones being "Weejun", "Sunjun" and "Compass." "Bass" is the leading brand of casual shoes in the United States, according to research conducted by Footwear Market Insights ("FMI") based on pairs of shoes sold. FMI's research shows Bass with a 6.0% share of the casual shoe market.

    Bass' traditional wholesale customers are major department stores and specialty shoe stores throughout the United States, including Federated, May Co., Dillard's, Macy's and Dayton Hudson. In 1992, Bass began marketing its footwear internationally and is now selling footwear to leading retailers in Europe, Mexico, Canada, South America and the Far East.

    All of the Company's footwear is designed "in-house." Approximately 33% of the Bass wholesale footwear products are manufactured in the Company's facilities in the United States, Puerto Rico and the Dominican Republic, with the remainder being sourced through manufacturers primarily located in the Far East and Brazil.

    Bass Retail operates stores located primarily in manufacturers' outlet malls; these stores typically carry an assortment of "Bass" shoes, in the moderate to upper moderate price range, as well as complementary products not sold by Bass to its traditional wholesale customers. In addition, the Company has expanded many of its Bass retail stores to sell Bass apparel and accessories consistent with the Bass "lifestyle." As these stores have enjoyed a strong period of initial success, the Company plans to continue expanding the offering of Bass apparel into stores which currently offer footwear only. To a lesser extent, the Bass Retail division operates "image" stores, located primarily in large upscale regional malls, typically offering a narrower assortment of "Bass" shoes than that carried in Bass Retail outlet stores.

    Bass' merchandising strategy is focused on achieving an American classic look which emphasizes classic and traditional footwear design. The stores emphasize the design interpretation "The Look That Never Wears Out" in creating an image for its products.

    In 1994, the Company plans to expand on its initial offering of a line of Bass Kids apparel merchandise.

  Competition in the Shoe Industry

    The shoe industry is characterized by fragmented competition. Consequently, retailers and consumers have a wide variety of choices regarding brands, style and price. However, over the years, Bass has maintained its important position in the traditional casual footwear market. Bass does not compete directly in fashion footwear or performance athletic footwear. In the casual footwear market, the Company's primary competitors include Dexter, Rockport, Timberland, Sperry and Sebago. The Company believes, however, that it manufactures a more extensive line of footwear for both genders and in a broader price range than any of its competitors.

    Currently, Bass Retail outlet stores have few direct footwear competitors. Dexter, and to an even lesser extent Timberland, are the most prominent casual footwear companies that are competing in the outlet environment. However, multi-branded outlet footwear retailers, such as Bannister and Little Red Shoe Store, compete on price and assortment.

Merchandise Design, Manufacturing and Product Procurement

    Approximately 35% of the Company's wholesale apparel products and 33% of its wholesale footwear products are manufactured in Company-owned facilities while the remainder is directly sourced by the Company through suppliers located world-wide. All of the apparel and footwear merchandise manufactured by the Company as well as the vast majority of its sourced products are planned and designed through the efforts of its various merchandise/product development groups. These groups consist of designers, product line builders and merchants who consider consumer taste, fashion, history and the economic environment when creating a product plan for a particular season. The Company's growing retail presence has, in addition, provided a direct means to gauge consumer preferences which enables the Company to forecast consumer desires more accurately. The Company's apparel and footwear retail buying groups work closely with their wholesale counterparts to be certain that each product classification within the Company's retail stores provides an adequate array of merchandise to satisfy consumer demand.

    Apparel and footwear product lines are developed primarily for two major selling seasons, spring and fall. However, certain of the Company's product lines require more frequent introductions of new merchandise, and some of the Company's more fashionable product lines have as many as two to four supplemental offerings.

    The process from initial design to finished product varies greatly, but generally spans nine to 12 months prior to each selling season. Raw materials and production commitments are generally made four to 12 months prior to production and quantities are finalized at that time. In addition, sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made both to increase or reduce availability. The Company's substantial efforts in the area of quick response to sales trends (through the development of the PVH Pulse System) maximize its inventory flexibility and minimize production overruns.

    Shirts and sweaters are manufactured in the Company's domestic apparel manufacturing facilities in Alabama, Arkansas and Puerto Rico. The Company also operates facilities in Costa Rica, Guatemala and Honduras. Additionally, the Company contracts for apparel merchandise with vendors principally in the Far East, Middle East and Caribbean areas which meet its quality and cost requirements. Footwear is manufactured in the Company's factories located in Maine, Puerto Rico and the Dominican Republic. In addition, the Company contracts for footwear merchandise which meet its requirements from overseas vendors, principally in Brazil and the Far East.

    The Company's foreign offices, located principally in Hong Kong, Korea, Taiwan, Singapore and Brazil, enable the Company to monitor the quality of the goods manufactured by, and the delivery performance of, its suppliers. The Company continually seeks additional suppliers throughout the world for its sourcing needs and places its orders to limit the risk that a disruption of production at any one facility could cause a serious inventory problem. The Company has experienced no significant production delays or difficulties in importing goods. However, from time to time the Company has incurred added costs by shipping goods by air freight in order for it to meet certain delivery commitments to its customers. The Company's purchases from its suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. The Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company believes that it is the largest customer of many of its manufacturing suppliers and considers its relations with its suppliers to be satisfactory. No single supplier is critical to the Company's production needs, and the Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement production capacity.

    The Company purchases raw materials, including shirting fabric, buttons, thread, labels, yarn, piece goods and leather, from domestic and foreign sources based on quality, pricing (including quotas and duties) and availability factors. The Company believes it is one of the largest procurers of shirting fabric world-wide and purchases the majority of its shirting fabric from overseas manufacturers, due, at least in part, to decreased domestic production. The Company monitors factors affecting textile production and imports and remains flexible in order to exploit advantages in obtaining materials from different suppliers and different geographic regions. Rawhide leather for Bass' footwear products is procured mainly from domestic suppliers. The leather used in Bass shoes is a by-product of beef production and its availability has remained stable over the past several years as a result of the stability of the beef market. Bass monitors the leather market and makes purchases on the spot market or through blanket contracts with suppliers as price trends dictate. No single supplier of raw materials is critical to the Company's production needs and the Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement raw materials.

    The Company's PVH-I division serves as the apparel design and sourcing center for all of the apparel retail operations. PVH-I has developed merchandising organizations (both designers and administrators) dedicated to each apparel store format to develop and plan the apparel products which are sold in the Company's stores but which are not marketed by the wholesale arm of that division.

Advertising and Promotion

    The Company has used national advertising to communicate the Company's marketing message since the 1920's. The Company believes that this effort has helped create strong brand awareness and a high recognition factor among American consumers and has contributed to the overall success of the Company. The Company advertises primarily in national print media including fashion, entertainment/human interest, business, men's, women's and sports magazines. Brand awareness is further supplemented by the Company's co-op advertising program through which the Company and individual retailers combine their efforts and share the cost of store radio, television and newspaper advertisements and in-store advertising and promotional events featuring the Company's branded products.

    The Company relies upon local outlet mall developers to promote traffic for their centers. Outlet center developers employ multiple formats including signage (highway billboards, off-highway directional signs, on-site signage and on-site information centers), print advertising (brochures, newspapers and travel magazines), direct marketing (to tour bus companies and travel agents), radio and television, and special promotions.
Trademarks

    The Company has the exclusive right to use the "Van Heusen" name in North, Central and South America as well as the Philippines, and the exclusive worldwide right to use "Bass" for footwear. The Company has registered or applied for registration of a multitude of other trademarks for use on a variety of items of apparel and footwear and apparel and footwear-related products and owns many foreign trademark registrations. It presently has pending a number of applications for additional trademark registrations. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

Licensing

    The Company is licensing the "Van Heusen" name for apparel products in Canada and in most of the South and Central American countries. In the United States, the Company currently licenses the use of the "Van Heusen" name for various products that it does not manufacture or procure, including boy's apparel, sleepwear, eyeglasses, neckwear and other accessories and is exploring the possibility of licensing the name for use on other products.
The Company also has a licensing and distribution agreement for "Bass" footwear in Japan.

Retail Stores

    As of January 30, 1994, the Company operated 780 stores in five different formats: Van Heusen, Bass, Geoffrey Beene, Windsor Shirt and Cape Isle Knitters. The Company's stores are located primarily in manufacturers' outlet malls, except for the Bass Retail "image" stores. Store layouts and designs differ among the five retail formats in order to maximize the effectiveness of the product and pricing strategy directed toward each format's specific target customer.

    Historically, the geographic dispersement of the Company's retail stores has been focused in the northeast and southeast regions of the United States. As outlet mall retailing in these areas is maturing, it is the Company's intent to focus on opening new stores throughout other regions of the United States. Primary emphasis will be on the western part of the United States, although the Company will continue to "back-fill" stores in outlet malls in the northeastern and southeastern parts of the United States.

    Manufacturers' outlet malls are a growing segment of the retail industry, and the Company is a leading operator of outlet mall stores. Other branded apparel manufacturers who have entered the outlet mall sector include Ralph Lauren, Liz Claiborne, Bugle Boy, Gant, Izod, J. Crew, Jockey, Donna Karan, Leslie Fay, Jones New York, Nautica, Tommy Hilfiger, Calvin Klein and Anne Klein.

    The following table sets forth the number of openings and closings of the Company's retail stores by fiscal year since 1989 and the number of stores operated at the end of each fiscal year:

                                         Fiscal Fiscal Fiscal Fiscal  Fiscal
                                          1993   1992   1991  1990(1)  1989

Store openings:. . . . . . . . . . . .     126    116    126    166      93
Store closings:. . . . . . . . . . . .      51     47     40     40      33
Total stores operated at year end: . .     780    705    636    550     424


(1) Includes 46 Windsor Shirt stores acquired during fiscal 1990.

    The Company plans to add an additional 101 stores in fiscal 1994 (net of store closings). To meet this growth goal, the Company must be able to open multiple stores in new malls, "back-fill" its store formats in a sufficient number of existing outlet malls and/or develop new store formats. The primary short-term source of the Company's retail expansion will be the opening of multiple store formats in new malls. There are currently approximately 40 new malls (including mall additions) scheduled to open in 1994 and the Company intends to feature several store formats in almost all of them. A large portion of the retail expansion will come from these new malls and existing mall expansions. In addition, retail expansion will come from "back-filling", which entails adding one or more of the Company's store formats to malls in which the Company already operates stores in one or more other formats.
Future growth will also come from the development of new store formats, such as the Geoffrey Beene stores offering casual apparel for women which opened late in the summer of 1993. The addition of these, as well as any other new formats will provide the Company with the opportunity to increase the number of stores the Company operates in existing and new malls. Performance of all stores is reviewed on a regular basis, and poorly performing stores are closed when appropriate.

    The Company maintains a real estate department which works with the store planning and design department in opening new stores. The real estate department locates appropriate sites based on information regarding area demographics, model store size, available lease arrangements and projected volume and operating returns. In preparation for opening, the store planning and design department coordinates interior plans with landlords, division heads, contractors and developers. As construction is completed, a project manager supervises fixture installation as well as ensures the quality workmanship demanded by the Company. Field management then begins the merchandising process. All of these efforts culminate with the opening of each new store.

    The retail distribution strategy has evolved to allow the Company the opportunity to market directly to consumers while limiting the disruption of sales to the Company's traditional wholesale customers by locating primarily in manufacturers' outlet malls in locations such as tourist destination areas. As a leading outlet retailer, the Company has the ability to secure favorable lease terms and locations for its stores.

    The Company's plans with respect to expansion are frequently reviewed and revised in light of changing conditions. It is possible that not all of the plans described above will be completed and that other projects may be added.


Tariffs and Import Restrictions

    A substantial portion of the Company's products are manufactured by contractors located outside the United States. These products are imported and are subject to United States Customs laws, which impose tariffs as well as import quota restrictions established by the Department of Commerce. However, a significant portion of the Company's apparel products are imported from its Caribbean Basin manufacturing facilities and are therefore eligible for certain duty-advantaged programs commonly known as "807 Programs." While importation of goods from certain countries from which the Company obtains goods may be subject to embargo by United States Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas and can, in most cases, shift production to contractors located in countries with available quotas or to domestic manufacturing facilities. The existence of import quotas has, therefore, not had a material effect on the Company's business.

Employees

    The Company currently employs approximately 10,200 persons on a full-time basis and approximately 2,900 persons on a part-time basis. Of the approximately 13,100 persons employed by the Company, 66% are employed in the apparel business, 32% are employed in the footwear business and 2% are corporate employees. Approximately 4% of the Company's total employees are represented for the purpose of collective bargaining with three different unions. Additional persons, some represented by these three unions, are employed from time to time based upon the Company's manufacturing schedules and retailing seasonal needs. The Company believes that its relations with its employees are satisfactory.
Item 2.  Properties

    The Company maintains its principal executive offices at 1290 Avenue of the Americas, New York, New York, occupying approximately 80,000 square feet under a sub-lease which expires on December 30, 1998. The Company also maintains an administrative facility in Bridgewater, New Jersey, where the Company occupies a building of approximately 153,000 square feet under a lease which expires on July 30, 2007. The following tables summarize the other manufacturing facilities, warehouses and distribution centers, administrative offices and retail stores of the Company:

                               Apparel Business

                                                            Square Feet of
                                                         Floor Space (000's)

                                                        Owned  Leased  Total

Manufacturing Facilities . . . . . . . . . . . . . .      276    329     605
Warehouses and Distribution Centers. . . . . . . . .      815    568   1,383
Administrative . . . . . . . . . . . . . . . . . . .        0     65      65
Retail Stores. . . . . . . . . . . . . . . . . . . .        0  1,619   1,619

                                                        1,091  2,581   3,672

                               Footwear Business
                                                        Owned  Leased  Total

Manufacturing Facilities . . . . . . . . . . . . . .      274    115     389
Warehouses and Distribution Centers. . . . . . . . .      127    184     311
Administrative . . . . . . . . . . . . . . . . . . .       20    138     158
Retail Stores. . . . . . . . . . . . . . . . . . . .        9  1,138   1,147

                                                          430  1,575   2,005

     Leases for these apparel and footwear facilities have expiration dates through December 2003. Information with respect to minimum annual rental commitments under leases in which the Company is a lessee is incorporated herein by reference to the note entitled "Leases" in the Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Item 3.  Legal Proceedings

     The Company is a party to certain litigation which, in the Company's judgment based on the opinion of legal counsel, will not have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the Company's Executive Officers:

   Name                                      Position                    Age

Lawrence S. Phillips   Chairman of the Board of Directors                 67
Bruce J. Klatsky       President; Chief Executive Officer; Director       45
Irwin W. Winter        Vice President, Finance; Chief Financial Officer;
                         Director                                         60
Walter T. Rossi        Chairman, PVH Retail Group                         51
Allen E. Sirkin        Chairman, The PVH Apparel Group                    51
Mark Weber             Vice President; President of PVH International     45


     Mr. Lawrence S. Phillips has been employed by the Company in various capacities over the last 46 years, and has been Chairman of the Company for more than the past five years. Mr. Phillips has served as a director of the Company since 1951.

     Mr. Bruce J. Klatsky has been employed by the Company in various capacities over the last 22 years, and has been President of the Company since 1987. Mr. Klatsky has served as a director of the Company since 1985 and was named Chief Executive Officer in June of 1993.

     Mr. Irwin W. Winter joined the Company in July 1987 as Vice President, Finance and Chief Financial Officer. Mr. Winter has served as a director of the Company since 1987.

     Mr. Walter T. Rossi joined the Company in November of 1992 as Chairman, PVH Retail Group. For more than the last five years prior to joining the Company, he served as Chairman and CEO of Mervyn's, a division of Dayton Hudson.

     Mr. Allen E. Sirkin has been employed by the Company since 1985. From 1988 to 1990, he was President of The Van Heusen Company and The Designer Group. He has served as Chairman, The PVH Apparel Group since 1990.

     Mr. Mark Weber has been employed by the Company in various capacities over the last 22 years, and has been Vice President of the Company since 1988 and President of PVH International since 1989.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

     Information with respect to the market for the Company's common stock and related security holder matters which appears under the heading "Selected Quarterly Financial Data" in the 1993 Annual Report to Stockholders, is incorporated herein by reference.

Item 6.  Selected Financial Data

     Selected Financial Data which appears under the heading "Seven Year Financial Summary" in the 1993 Annual Report to Stockholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations which appears under the heading "Financial Review" in the 1993 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements, which appear in the 1993 Annual Report to Stockholders, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 14, 1994.

Item 11.  Executive Compensation

     Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 14, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to the Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 14, 1994.

Item 13.  Certain Relationships and Related Transactions

     Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 14, 1994.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements are incorporated by reference in Item 8 of this report:

       Consolidated Statements of Income--Years Ended January 30, 1994,
         January 31, 1993 and February 2, 1992
       Consolidated Balance Sheets--January 30, 1994 and January 31, 1993 Consolidated Statements of Cash Flows--Years Ended January 30, 1994,
         January 31, 1993 and February 2, 1992
       Consolidated Statements of Changes in Common Stockholders' Equity--
         Years Ended January 30, 1994, January 31, 1993 and February 2, 1992 Notes to Consolidated Financial Statements

(a)(2) See page F-1 for a listing of financial statement schedules submitted as part of this report.

(a)(3) The following exhibits are included in this report:

   Exhibit
   Number

    3.1 Certificate of Incorporation (incorporated by reference to Exhibit 5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1977).

    3.2 Amendment to Certificate of Incorporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1985).

    3.3 Amendment to Certificate of Incorporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

    3.4    Amendment to Certificate of Incorporation, filed September 4, 1992.

    3.5    Amendment to Certificate of Incorporation, filed June 1, 1993.

    3.6 By-Laws of PVH (incorporated by reference to Exhibit 6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1977).

    3.7 Amendment to Section 4 of Article II of the By-Laws of PVH (incorporated by reference to Exhibit 28.3 to the Company's Report on Form 8-K filed on September 5, 1987).

    4.1 Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1981).

    4.2 Preferred Stock Purchase Rights Agreement (the "Rights Agreement"), dated June 10, 1986 between PVH and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 3 to the Company's Quarterly Report as filed on Form 10-Q for the period ended May 4, 1986).

    4.3 Amendment to the Rights Agreement, dated March 31, 1987 between PVH and The Chase Manhattan Bank, N.A. (incorporated by reference to
           Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended February 2, 1987).

   Exhibit
   Number

    4.4 Supplemental Rights Agreement and Second Amendment to the Rights Agreement, dated as of July 30, 1987, between PVH and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit (c)(4) to the Company's Schedule 13E-4, Issuer Tender Offer Statement, dated July 31,1987).

    4.5 Credit Agreement, dated as of December 16, 1993, among PVH, Bankers Trust Company, The Chase Manhattan Bank, N.A., Citibank, N.A., The Bank of New York, Chemical Bank and Philadelphia National Bank, and Bankers Trust Company, as agent.

    4.6 Note Agreement, dated October 1, 1992, among PVH, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Unum Life Insurance Company of America, Nationwide Life Insurance Company, Employers Life Insurance Company of Wausau and Lutheran Brotherhood (incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

    4.7 Indenture, dated as of November 1, 1993, between PVH and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the company's Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

    10.1 Sublease, dated as of August 5, 1987, between Telemundo Group, Inc. and PVH (incorporated by reference to Exhibit 28.2 to the Company's Report on Form 8-K filed on September 5, 1987).

  * 10.2   1987 Stock Option Plan, including all amendments through March 30,
           1993.

  * 10.3   1973 Employees' Stock Option Plan (incorporated by reference to
           Exhibit 1 to the Company's Registration Statement on Form S-8 (Reg. No. 2-72959) filed on July 15, 1981).

  * 10.4 Supplement to 1973 Employees' Stock Option Plan (incorporated by reference to the Company's Prospectus filed pursuant to Rule 424(c) to the Registration Statement on Form S-8 (Reg. No. 2-72959) filed on March 31, 1982).

  * 10.5 Phillips-Van Heusen Corporation Special Severance Benefit Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 16, 1987).

  * 10.6 Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 16, 1987).

  * 10.7 Phillips-Van Heusen Corporation Amendment to Capital Accumulation Plan (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
           1987).

  * 10.8 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
           1988).

  * 10.9 Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan, dated January 1, 1991, as amended and restated on June 2, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

   Exhibit
   Number


  * 10.10 Phillips-Van Heusen Corporation Supplemental Savings Plan, dated as of January 1, 1991 and amended and restated as of January 1, 1992 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992).


    11.    Statement re: Computation of Earnings Per Share.

    13. Sections of the 1993 Annual Report to Stockholders for the fiscal year ended January 30, 1994 which are included in Parts I and II of this Form 10-K. These sections are Selected Quarterly Financial Data, Seven Year Financial Summary, Financial Review and the consolidated financial statements.

    21.    Subsidiaries of the Company.

    24.    Consent of Independent Auditors.

(b) The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended January 30, 1994.

(c) Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

(d) Financial Statement Schedules: See page F-1 for a listing of the financial statement schedules submitted as part of this report.

(e) The Company agrees to furnish to the Commission upon request a copy of each agreement with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total consolidated assets of the Company.

  * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

FORM 10-K-ITEM 14(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULES


     The following consolidated financial statement schedules of Phillips-Van Heusen Corporation and subsidiaries are included herein:


     Schedule II   -  Amounts Receivable from Related Parties
                      and Underwriters, Promoters and Employees
                      Other Than Related Parties . . . . . . . . . . .   F-2

     Schedule VIII -  Valuation and Qualifying Accounts. . . . . . . .   F-3

     Schedule IX   -  Short-Term Borrowings. . . . . . . . . . . . . .   F-6

     Schedule X    -  Supplementary Income Statement Information . . .   F-7


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PHILLIPS-VAN HEUSEN CORPORATION


                                         Bruce J. Klatsky
                             By:..................................
                                           Bruce J. Klatsky
                                  President, Chief Executive
                                     Officer and Director

                             Date:  April 19, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                         Date

Lawrence S. Phillips     Chairman of the Board of Directors    April 19, 1994
     Lawrence S. Phillips

  Bruce J. Klatsky       President, Chief Executive Officer    April 19, 1994
     Bruce J. Klatsky     and Director (Principal Executive
                          Officer)

   Irwin W. Winter       Vice President, Finance and           April 19, 1994
      Irwin W. Winter      Director (Principal Financial
                           Officer)

   Emanuel Chirico       Vice President and Controller         April 19, 1994
     Emanuel Chirico       (Principal Accounting Officer)

   Edward H. Cohen       Director                              April 19, 1994
      Edward H. Cohen

    Estelle Ellis        Director                              April 19, 1994
       Estelle Ellis

   Joseph B. Fuller      Director                              April 19, 1994
       Joseph B. Fuller

Maria Elena Lagomasino   Director                              April 19, 1994
     Maria Elena Lagomasino

     Bruce Maggin        Director                              April 19, 1994
       Bruce Maggin

  Ellis E. Meredith      Director                              April 19, 1994
     Ellis E. Meredith

 Steven L. Osterweis     Director                              April 19, 1994
     Steven L. Osterweis

 William S. Scolnick     Director                              April 19, 1994
     William S. Scolnick

   Peter J. Solomon      Director                              April 19, 1994
      Peter J. Solomon

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PHILLIPS-VAN HEUSEN CORPORATION


                             By:..................................
                                           Bruce J. Klatsky
                                  President, Chief Executive
                                     Officer and Director

                             Date:  April    , 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                        Date

                         Chairman of the Board of Directors  April     , 1994
      Lawrence S. Phillips

                         President, Chief Executive Officer  April     , 1994
       Bruce J. Klatsky   and Director (Principal Executive
                          Officer)

                         Vice President, Finance and         April     , 1994
       Irwin W. Winter     Director (Principal Financial
                           Officer)

                         Vice President and Controller       April     , 1994
       Emanuel Chirico     (Principal Accounting Officer)

                         Director                            April     , 1994
       Edward H. Cohen

                         Director                            April     , 1994
        Estelle Ellis

                         Director                            April     , 1994
       Joseph B. Fuller

                         Director                            April     , 1994
     Maria Elena Lagomasino

                         Director                            April     , 1994
        Bruce Maggin

                         Director                            April     , 1994
       Ellis E. Meredith

                         Director                            April     , 1994
      Steven L. Osterweis

                         Director                            April     , 1994
      William S. Scolnick

                         Director                            April     , 1994
       Peter J. Solomon

                                                                SCHEDULE II

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                       AMOUNTS RECEIVABLE FROM RELATED PARTIES
                               AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                                                THAN RELATED PARTIES


          Column A               Column B    Column C           Column D                      Column E

                               Balance at                         Deductions                    Balance at
                               Beginning                    Amounts        Amounts            End of Period
       Name of Debtor           of Period     Additions    Collected     Written Off   Current        Non Current
Year ended January 30, 1994:
 Note Receivable:
  Paul A. Rubin (a)               $236,965  $     -         $236,965    $    -        $      -        $    -
  Bruce J. Klatsky (b)         $      -        $278,351  $      -       $    -           $278,351     $    -

Year ended January 31, 1993:
 Note Receivable:
  Paul A. Rubin (a)            $      -        $240,000    $   3,035    $    -           $236,965     $    -


Year ended February 2, 1992:   $      -     $     -      $      -       $    -        $      -        $    -






(a) -- Promissory note with interest at 9.75%, which was repaid in full during 1993.

(b) -- Promissory note with interest at 7.50%, due July 31, 1994.

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                          VALUATION AND QUALIFYING ACCOUNTS
                                             Year Ended January 30, 1994

          Column A                      Column B                   Column C               Column D     Column E
                                                                   Additions
                                       Balance at      Charged to         Charged to                      Balance
                                        Beginning       Costs and            Other                        at End
         Description                    of Period        Expense           Accounts      Deductions      of Period
Allowances deducted from
  asset accounts:
  Allowance for discounts . . . . .   $     19,000   $   -           $     -              $ 19,000(a)$     -
  Allowance for doubtful
    accounts. . . . . . . . . . . .      2,311,500        79,228(b)      224,594(c)        444,255(d)    2,171,067
                                       $ 2,330,500      $ 79,228        $224,594          $463,255      $2,171,067


(a)  Allowance reversed since no discounts were given to customers in 1993.
(b)  Provisions for doubtful accounts.
(c)  Recoveries of doubtful accounts previously written off.
(d)  Primarily uncollectible accounts charged against the allowance provided therefor.

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                          VALUATION AND QUALIFYING ACCOUNTS
                                             Year Ended January 31, 1993

          Column A                      Column B                   Column C               Column D     Column E
                                                                   Additions
                                       Balance at      Charged to         Charged to                      Balance
                                        Beginning       Costs and            Other                        at End
         Description                    of Period        Expense           Accounts      Deductions      of Period
Allowances deducted from
  asset accounts:
  Allowance for discounts . . . . .  $       7,500   $    21,245(a)   $     -          $     9,745(b)  $    19,000
  Allowance for doubtful
    accounts. . . . . . . . . . . .      2,269,500       859,385(c)       96,074(d)        913,459(e)    2,311,500
                                       $ 2,277,000   $   880,630        $ 96,074        $  923,204      $2,330,500


(a)  Provision for discounts, deducted from gross sales.
(b)  Cash discounts allowed to customers.
(c)  Provisions for doubtful accounts.
(d)  Recoveries of doubtful accounts previously written off.
(e)  Primarily uncollectible accounts charged against the allowance provided therefor.

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                          VALUATION AND QUALIFYING ACCOUNTS
                                             Year Ended February 2, 1992

          Column A                      Column B                   Column C               Column D     Column E
                                                                   Additions
                                       Balance at      Charged to         Charged to                      Balance
                                        Beginning       Costs and            Other                        at End
         Description                    of Period        Expense           Accounts      Deductions      of Period
Allowances deducted from
  asset accounts:
  Allowance for discounts . . . . .   $     40,000    $   19,390(a)    $    -           $   51,890(b) $      7,500
  Allowance for doubtful
    accounts. . . . . . . . . . . .      2,113,000       901,369(c)        9,886(d)        754,755(e)    2,269,500
                                       $ 2,153,000    $  920,759         $ 9,886        $  806,645     $ 2,277,000


(a)  Provision for discounts, deducted from gross sales.
(b)  Cash discounts allowed to customers.
(c)  Provisions for doubtful accounts.
(d)  Recoveries of doubtful accounts previously written off.
(e)  Primarily uncollectible accounts charged against the allowance provided therefor.

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                                SHORT-TERM BORROWINGS

          Column A                    Column B        Column C          Column D       Column E        Column F
                                                                                        Average
                                                                         Maximum        Amount         Weighted
                                                      Weighted           Amount       Outstanding       Average
                                     Balance At        Average         Outstanding      During       Interest Rate
    Category of Aggregate                End          Interest           During           the           During
    Short-Term Borrowing              of Period         Rate           the Period      Period(a)     the Period(b)
Year ended January 30, 1994:
  Revolving Credit Facility . . . .$       -             -            $41,600,000     $ 7,211,000        4.80%
Year ended January 31, 1993:
  Revolving Credit Facility . . . .$       -             -            $80,100,000     $35,271,000        5.34%
Year ended February 2, 1992:
  Revolving Credit Facility . . . .   $ 2,200,000        6.19%        $69,400,000     $33,336,000        7.46%


(a)  The average amount outstanding during the period was computed on a daily basis.
(b)  The weighted average interest rate during the period was computed by dividing the actual interest expense by the average revolving credit balance outstanding.

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                     SUPPLEMENTARY INCOME STATEMENT INFORMATION


                              Column A                                                   Column B
                                                                               Charged to Costs and Expenses
                           Item (a)                                        1993           1992             1991
Advertising costs . . . . . . . . . . . . . . . . . . . . . . . . .   $15,614,645      $13,791,282     $13,040,837


(a)  Amounts for other items are not presented as such amounts are less than 1% of net sales.

                                                                   EXHIBIT 11

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                      COMPUTATION OF EARNINGS PER COMMON SHARE
                                      (In thousands, except per share amounts)

                                                                                  1993         1992        1991

      Primary:
Earnings before extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . $ 43,252      $37,881     $31,137
Extraordinary loss, net of tax. . . . . . . . . . . . . . . . . . . . . . . . .  (11,394)         -           -
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31,858       37,881      31,137
Preferred stock dividend. . . . . . . . . . . . . . . . . . . . . . . . . . . .        -        2,138       8,190

   Net income, common shares. . . . . . . . . . . . . . . . . . . . . . . . . . $ 31,858      $35,743     $22,947

Common shares and common share equivalents:
   Weighted average number of shares outstanding. . . . . . . . . . . . . . . .   26,142       23,766      18,552
   Shares issuable upon exercise of dilutive common stock options, net of shares assumed to be repurchased (at the average
      period market price) out of proceeds obtained therefrom . . . . . . . . .      964        1,487       1,345

   Total common shares and common share equivalents . . . . . . . . . . . . . .   27,106       25,253      19,897

Income per common share and common share equivalents before
  extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   1.60     $   1.42    $   1.15
Extraordinary loss per common share and common share equivalents. . . . . . . .    (0.42)         -           -

   Net income per common share and common share equivalents . . . . . . . . . .$    1.18     $   1.42    $   1.15


      Fully diluted:
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 31,858      $37,881     $31,137

Total common shares and common share equivalents (see above). . . . . . . . . .   27,106       25,253      19,897
Additional shares issuable upon conversion of redeemable
   preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -          1,314       5,200
   and the exercise of dilutive common stock options, net of shares assumed to be repurchased (at the greater of average period or
   period end market price) . . . . . . . . . . . . . . . . . . . . . . . . . .        18          26         214

   Total common shares and common share equivalents assuming
      full dilution . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27,124       26,593      25,311

      Net income per common share and common share equivalents. . . . . . . . .       (1)         (1)         (1)


(1)   Amounts not shown since results are either not materially different from primary net income per common share or are anti-dilutive.

                                                                   EXHIBIT 21

                                           SUBSIDIARIES OF THE REGISTRANT


      The following table lists all of the subsidiaries of the Company and the jurisdiction of incorporation of each subsidiary. Except as otherwise indicated, each subsidiary does business under its corporate name indicated in the table.

    Name                         State or Other Jurisdiction of Incorporation

G. H. Bass Franchises Inc.                      Delaware

G. H. Bass Caribbean Inc.                       Delaware

Caribe M&I Ltd.                                 Cayman Islands

GHB (Far East) Limited                          Hong Kong

Van Heusen Transportation
 Corporation                                    Delaware

Tejidos De Coamo, Inc.                          Delaware

Envoy Pacific Limited                           Hong Kong

Towell Import & Export Limited                  Hong Kong

Abese Limited                                   Hong Kong

Confecciones Imperio, S.A.                      Costa Rica

Camisas Modernas, S.A.                          Guatemala

G. H. Bass Comercio
 Exportacacao Ltda.                             Brazil

Windsor Shirt Company                           Pennsylvania

                                                                 EXHIBIT 24


Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report on Form 10-K of Phillips-Van Heusen Corporation of our report dated March 17, 1994, included in the Annual Report to Stockholders of Phillips-Van Heusen Corporation.

Our audits also included the financial statement schedules of Phillips-Van Heusen Corporation listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-46770), Registration Statement (From S-8
No. 33-59602), Registration Statement (Form S-8 No. 33-38698), Post-Effective amendment No. 1 to the Registration Statement (Form S-8 No. 33-24057), Post-Effective amendment No. 2 to the Registration Statement (Form S-8 No. 2-73803), Post-Effective amendment No. 4 to the Registration Statement (Form S-8 No. 2-72959), Post-Effective amendment No. 6 to the Registration Statement (Form S-8 No. 2-64564), and Post-Effective amendment No. 13 to the Registration Statement (Form S-8 No. 2-47910), of Phillips-Van Heusen Corporation and in the related Prospectuses of our report dated March 17, 1994, with respect to the consolidated financial statements and schedules of Phillips-Van Heusen Corporation included in this Form 10-K for the year ended January 30, 1994.

                                                      ERNST & YOUNG


New York, New York
April 26, 1994