Form 10-Q
period 1994-05-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 1994-06-15
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1994


                                      OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                       Commission file number    1-724



                       PHILLIPS-VAN HEUSEN CORPORATION
            (Exact name of registrant as specified in its charter)



           Delaware                                      13-1166910
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                       Identification No.)


1290 Avenue of the Americas     New York, New York                10104
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number                (212) 541-5200


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  X  No

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of May 31, 1994: 26,554,498 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants' Review Report................................    1

Consolidated Balance Sheets as of May 1, 1994 and
January 30, 1994......................................................    2

Consolidated Statements of Income for the thirteen weeks
ended May 1, 1994 and May 2, 1993.....................................    3

Consolidated Statements of Cash Flows for the thirteen weeks ended
May 1, 1994 and May 2, 1993...........................................    4

Notes to Consolidated Financial Statements............................   5-6

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   7-8

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  9-10

Exhibit--Computation of Earnings per Common Share.....................   11

Exhibit--Acknowledgment of Independent Accountants....................   12

Signatures............................................................   13

                    Independent Accountants' Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of May 1, 1994, and the related condensed consolidated statements of income and cash flows for the three-month periods ended May 1, 1994 and May 2, 1993. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Phillips-Van Heusen Corporation as of January 30, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 17, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                ERNST & YOUNG



New York, New York
May 19, 1994

Phillips-Van Heusen Corporation
Consolidated Balance Sheets
(In thousands, except share data)

                                                            UNAUDITED      AUDITED
                                                              May 1,     January 30,
                                                               1994          1994
ASSETS
 Current Assets:
  Cash, including cash equivalents of $41,792 and $66,064  $ 43,666      $ 68,070
  Trade receivables, less allowances of $1,515 and $2,171    64,878        61,986
  Other receivables                                           4,120         3,847
  Inventories                                               272,872       269,871
  Other, including deferred taxes of $5,727                  15,510        14,928
      Total Current Assets                                  401,046       418,702
  Property, Plant and Equipment                             111,452       109,506
  Intangibles Applicable to Businesses Acquired              18,075        18,189
  Other Assets, including deferred taxes of $4,608            8,417         8,374
                                                           $538,990      $554,771

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable                                         $ 32,177      $ 42,188
  Accrued expenses                                           64,657        60,696
  Accrued income taxes                                          151         6,027
  Current portion of long-term debt                             245           245
      Total Current Liabilities                              97,230       109,156
 Long-Term Debt, less current portion                       169,936       169,934
 Other Liabilities                                           29,952        28,882
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
  shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000
  shares authorized; shares issued 33,275,056
  and 33,190,750                                             33,275        33,191
 Additional Capital                                         118,870       118,360
 Retained Earnings                                          263,534       269,055
                                                            415,679       420,606
 Less:  6,728,576 shares of common stock held
   in treasury--at cost                                    (173,807)     (173,807)
      Total Stockholders' Equity                            241,872       246,799
                                                           $538,990      $554,771





See accompanying notes.

Phillips-Van Heusen Corporation
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)


                                                              Thirteen Weeks
                                                                   Ended
                                                           May 1,        May 2,
                                                            1994          1993

Net sales                                                $238,897      $221,924

Cost of goods sold                                        159,735       143,800

Gross profit                                               79,162        78,124

Selling, general and administrative expenses               81,371        77,228

(Loss) income before interest and taxes                    (2,209)          896

Interest expense, net                                       3,322         4,118

Loss before taxes                                          (5,531)       (3,222)

Income taxes                                               (2,000)       (1,014)

Net loss                                                 $ (3,531)     $ (2,208)

Net loss per share                                       $  (0.13)     $  (0.08)

Cash dividends per share                                 $ 0.0375      $ 0.0375




See accompanying notes.

Phillips-Van Heusen Corporation
Consolidated Statements of Cash Flows
Unaudited
(In Thousands)

                                                           Thirteen Weeks Ended
                                                            May 1,       May 2,
                                                             1994         1993

OPERATING ACTIVITIES:
  Net Loss                                               $ (3,531)     $ (2,208)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                           5,761         4,642
    Other-net                                                (879)         (407)
                                                            1,351         2,027

  Changes in operating assets and liabilities:
    Receivables                                            (3,165)       (6,675)
    Inventories                                            (3,001)      (28,291)
    Accounts payable and accrued expenses                 (12,156)       (7,519)
    Other-net                                                (582)          326
      Net Cash Used By Operating Activities               (17,553)      (40,132)


INVESTING ACTIVITIES:
  Plant and equipment acquired                             (8,158)       (8,459)
  Contributions from landlords                              1,219         1,324
  Other-net                                                 1,484         1,735
      Net Cash Used By Investing Activities                (5,455)       (5,400)


FINANCING ACTIVITIES:
  Payments on long-term borrowings                              0            (2)
  Exercise of stock options                                   594           518
  Payment of dividends                                     (1,990)       (1,951)
      Net Cash Used By Financing Activities                (1,396)       (1,435)

      DECREASE IN CASH                                    (24,404)      (46,967)

     Cash at beginning of period                           68,070        77,063

     Cash at end of period                               $ 43,666      $ 30,096


See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Company's Annual Report to Stockholders for the year ended January 30, 1994.

The results of operations for the thirteen weeks ended May 1, 1994 and May 2, 1993 are not necessarily indicative of those for a full fiscal year because of seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the segment information for the quarter ended May 2, 1993 to present that information on a basis consistent with the quarter ended May 1, 1994.

INVENTORIES

Inventories are summarized as follows:

                                       May 1,         January 30,
                                        1994             1994

            Raw materials             $ 16,241        $ 16,710
            Work in process             15,119          13,941
            Finished goods             241,512         239,220

                  Total               $272,872        $269,871

Inventories are stated at the lower of cost or market. Cost for the apparel business is determined principally using the last-in first-out method (LIFO). Cost for the footwear business is determined using the first-in first-out method (FIFO). Inventories would have been $11,938 and $11,500 higher than reported at May 1, 1994 and January 30, 1994, respectively, if the FIFO method of inventory accounting had been used for the apparel business.

The determination of cost of sales and inventories under the LIFO method can only be made at the end of each fiscal year based on inventory cost and quantities on hand. Interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs. Such estimates are subject to revision at the end of each quarter. Since estimates of future inventory levels and costs are subject to external factors, interim financial results are subject to year-end LIFO inventory adjustments.

SEGMENT DATA

The Company operates in two industry segments: (i) apparel - the manufacture, procurement for sale and marketing of a broad range of men's, women's and children's apparel to traditional wholesale accounts as well as through Company-owned retail stores, and (ii) footwear - the manufacture, procurement for sale and marketing of a broad range of men's, women's and children's shoes to traditional wholesale accounts as well as through Company-owned retail stores.

Operating income represents net sales less operating expenses. Excluded from operating results of the segments are interest expense, net, corporate expenses and income taxes.

                                                Thirteen Weeks
                                                    Ended
                                            May 1,          May 2,
                                             1994            1993

Net sales-apparel                          $159,103        $147,512

Net sales-footwear                           79,794          74,412

Total net sales                            $238,897        $221,924


Operating loss-apparel                     $ (1,620)       $ (2,244)

Operating income-footwear                     1,917           4,844

Total operating income                          297           2,600

Corporate expenses                            2,506           1,704

Interest expense, net                         3,322           4,118

Loss before taxes                          $ (5,531)       $ (3,222)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 1, 1994 Compared to Thirteen Weeks Ended
May 2, 1993

APPAREL

Net sales of the Company's apparel segment in the first quarter were $159.1 million in 1994 and $147.5 million last year, an increase of approximately 7.9%. Growth of the Company's retail operations and the expanded offering of apparel in the Company's Bass stores accounted for this increase which was offset, in part, by slower shirt sales to traditional wholesale customers.

Operating loss of the apparel segment was $1.6 million in the first quarter of 1994 compared to a loss of $2.2 million in the first quarter of 1993. This improvement resulted from the sales increase noted above, a continuing expense reduction program in the Company's retail stores and a decreased LIFO charge from $1.5 million in last year's first quarter to $0.4 million in the current quarter. Offsetting these improvements, in part, were reduced margins on sales to traditional wholesale customers resulting from a weak dress shirt market and costs incurred to expand the offering of apparel in the Company's Bass stores.

FOOTWEAR

Net sales of the Company's footwear segment, conducted through its Bass division, were $79.8 million in the first quarter of 1994 and $74.4 million last year, an increase of approximately 7.2%. The principal reason for this increase is a broadening of the footwear product assortment to more trend and seasonal merchandise, including sandals and water-proof performance footwear.

Operating income of the footwear segment decreased to $1.9 million in the first quarter of 1994 from $4.8 million in the first quarter of 1993. Margins in the Company's Bass stores were negatively impacted in the current quarter by promotional selling, resulting in large part from the decision to accelerate markdowns to remove slower moving merchandise from inventory. In addition, pricing pressure on sales to traditional wholesale customers of Saddle and Buc shoes and Weejuns negatively impacted the current quarter's margins.

INTEREST EXPENSE

Net interest expense was $3.3 million in the first quarter of 1994 compared with $4.1 million last year. This decrease resulted from the Company's issuance of $100 million of 7.75% Debentures due 2023 in the fourth quarter of 1993 and the use of the net proceeds to redeem higher cost long-term debt.

INCOME TAXES

Income tax was estimated at a rate of 36.2% for the first quarter and year of 1994 compared with last year's rates of 31.5% and 32.0% for the first quarter and year, respectively. This increase in rate is due to normally taxed income increasing more rapidly than tax exempt income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses were $2.5 million in the first quarter of 1994 compared to $1.7 million in 1993. This increase is due to a general increase in spending to support the Company's growth.

SEASONALITY

The Company's business is seasonal, with higher sales and income during its third and fourth quarters. This reflects primarily the Company's significantly higher sales and operating margins during the Company's two peak retail selling seasons: the first running from the start of the summer vacation period in late May and continuing through September; the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

Also contributing to the strength of the third quarter is the high volume of fall shipments to wholesale customers which are more profitable than spring shipments. The slower spring selling season at wholesale combined with retail seasonality makes the first quarter particularly weak. As the Company continues to expand its retail business, these seasonal differences are expected to become more significant.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business typically requires a build up in the Company's working capital in the first half of each fiscal year. During the third and fourth quarters, the Company typically generates sufficient cash from operations to reduce its working capital.

Cash used by operations in the first quarter totalled $17.6 million in 1994 and $40.1 million last year. This improvement was achieved as a result of the Company's focus on inventory management. Although the Company achieved a 7.6% increase in sales from last year's first quarter, inventories are 4.9% lower at the end of the current quarter compared to the end of last year's first quarter.

For short-term liquidity, the Company has a revolving credit agreement under which the Company may, at its option, borrow and repay amounts up to a maximum of $85 million, except that for the Company's third quarter, during which period its borrowings peak, the maximum amount available to the Company is $100 million. While the Company does not presently have any outstanding borrowings from its revolving credit facility, the Company anticipates borrowing under this facility during the second and third quarters of the current year. The Company believes the availability of this facility provides it with adequate short-term liquidity for its seasonal borrowing needs.

Over the past several years, the Company has taken a number of steps to strengthen its financial position. In 1992, the Company repurchased its preferred stock with the net proceeds from the issuance of 6.4 million shares of its common stock. The Company has also reduced the cost and extended the maturity of its long-term debt with the net proceeds from the issuance of $69 million of 7.75% Senior Notes in 1992 and the issuance of $100 million of 7.75% Debentures in 1993.

The Company's ability to generate earnings has enabled it to reduce its long-term debt (net of invested cash) as a percentage of total capital to 34.6% at the end of the current quarter compared to 40.4% at the end of last year's first quarter.

                          Part II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  The following exhibits are included herein:

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

     4.5 Credit Agreement, dated as of December 16, 1993, among PVH, Bankers Trust Company, The Chase Manhattan Bank, N.A., Citibank, N.A., The Bank of New York, Chemical Bank and Philadelphia National Bank, and Bankers Trust Company, as agent (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994).

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

    10.2 1987 Stock Option Plan, including all amendments through March 30, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30,
           1994).

    10.3   1973 Employees' Stock Option Plan (incorporated by reference to
           Exhibit 1 to the Company's Registration Statement on Form S-8 (Reg. No. 2-72959) filed on July 15, 1981).

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

     11.   Computation of Earnings per Common Share.

     15.   Consent of Independent Auditors.

(b)  Reports on Form 8-K

     No reports have been filed on Form 8-K during the quarter covered by this report.

                                                                    Exhibit 11
PHILLIPS-VAN HEUSEN CORPORATION
COMPUTATION OF EARNINGS PER COMMON SHARE
(In thousands, except per share amounts)

                                                     Thirteen Weeks Ended
                                                     May 1,        May 2,
                                                      1994          1993
   Primary:
Net loss                                            $(3,531)      $(2,208)

Common shares and common share equivalents:
   Weighted average number of shares outstanding     26,519        26,011
   Shares issuable upon exercise of dilutive
    common stock options, net of shares assumed
    to be repurchased (at the average period
    market price) out of proceeds obtained
    therefrom                                             0             0
Total common shares and common share
 equivalents                                         26,519        26,011

Net loss per common share and common share
 equivalents                                        $ (0.13)      $ (0.08)


   Fully diluted:
Net loss                                            $(3,531)      $(2,208)

Total common shares and common share
 equivalents (see above)                             26,519        26,011
Additional shares issuable upon
 the exercise of dilutive common stock
 options, net of shares assumed to be
 repurchased (at the greater of average
 period or period end market price)                       0             0
Total common shares and common share
 equivalents assuming full dilution                  26,519        26,011

Net loss per common share and common
 share equivalents                                     (1)           (1)



(1) Amounts not shown since results are not different from primary loss per common share.

                                                                    Exhibit 15



May 19, 1994


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in the Registration Statement (Form S-3, No. 33-50751), Registration Statement (Form S-8, No. 33-59602), Registration Statement (Form S-3, No. 33-46770), Registration Statement (Form S-8, No. 33-38698), Post-Effective amendment No. 1 to the Registration Statement (Form S-8, No. 33-24057), Post-Effective amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), Post-Effective amendment No. 4 to the Registration Statement (Form S-8, No. 2-72959), Post-Effective amendment No. 6 to the Registration Statement (Form S-8, No. 2-64564), and Post-Effective amendment No. 13 to the Registration Statement (Form S-8, No. 2-47910), of Phillips-Van Heusen Corporation of our report dated May 19, 1994 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation which are included in its Form 10-Q for the three month period ended May 1, 1994.

Pursuant to Rule 436(c) of the Securities Act of 1993, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                           ERNST & YOUNG


New York, New York

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




June 8, 1994                        /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer