Form 10-Q
period 1994-07-31
PHILLIPS VAN HEUSEN CORP /DE/
filed 1994-09-12
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1994


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of August 25, 1994: 26,560,915 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Auditors Review Report....................................    1

Consolidated Balance Sheets as of July 31, 1994 and
January 30, 1994......................................................    2

Consolidated Statements of Income for the thirteen weeks and
twenty-six weeks ended July 31, 1994 and August 1, 1993...............    3

Consolidated Statements of Cash Flows for the twenty-six weeks
ended July 31, 1994 and August 1, 1993................................    4

Notes to Consolidated Financial Statements............................   5-6


Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   7-9


PART II -- OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Stockholders..............   10

ITEM 6 - Exhibits and Reports on Form 8-K.............................  10-12

Exhibit--Computation of Earnings per Share............................   13

Exhibit--Acknowledgment of Independent Auditors.......................   14

Signatures............................................................   15

                      Independent Auditors Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of July 31, 1994, and the related condensed consolidated statements of income and cash flows for the 13 and 26 week periods ended July 31, 1994 and August 1, 1993. These financial statements are the responsibility of the Company's management.

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

                                                ERNST & YOUNG LLP



New York, New York
August 16, 1994

Phillips-Van Heusen Corporation
Consolidated Balance Sheets
(In thousands, except share data)

                                                             UNAUDITED    AUDITED
                                                              July 31,  January 30,
                                                                1994        1994
ASSETS
 Current Assets:
  Cash, including cash equivalents of $13,885 and $66,064    $ 16,958   $ 68,070
  Trade receivables, less allowances of $1,468 and $2,171      69,752     61,986
  Other receivables                                             5,228      3,847
  Inventories                                                 294,912    269,871
  Other, including deferred taxes of $5,727                    17,562     14,928
      Total Current Assets                                    404,412    418,702
  Property, Plant and Equipment                               117,758    109,506
  Intangibles Applicable to Businesses Acquired                17,961     18,189
  Other Assets, including deferred taxes of $4,608              8,206      8,374
                                                             $548,337   $554,771

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable                                           $ 37,601   $ 42,188
  Accrued expenses                                             61,901     60,696
  Accrued income taxes                                          1,766      6,027
  Current portion of long-term debt                               245        245
      Total Current Liabilities                               101,513    109,156
 Long-Term Debt, less current portion                         169,937    169,934
 Other Liabilities                                             30,177     28,882
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
  shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000 shares
  authorized; shares issued 33,289,477 and 33,190,750          33,289     33,191
 Additional Capital                                           118,956    118,360
 Retained Earnings                                            268,272    269,055
                                                              420,517    420,606

 Less:  6,728,576 shares of common stock held
   in treasury--at cost                                      (173,807)  (173,807)
      Total Stockholders' Equity                              246,710    246,799
                                                             $548,337   $554,771







See accompanying notes.

Phillips-Van Heusen Corporation
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

                                                     Thirteen Weeks        Twenty-Six Weeks
                                                          Ended                   Ended
                                                  July 31,   August 1,    July 31,   August 1,
                                                    1994        1993        1994        1993

Net sales                                         $283,771   $264,016     $522,668   $485,940

Cost of goods sold                                 189,010    167,016      348,745    310,816

Gross profit                                        94,761     97,000      173,923    175,124

Selling, general and administrative expenses        82,459     81,344      163,830    158,572

Income before interest and taxes                    12,302     15,656       10,093     16,552

Interest expense, net                                3,362      4,380        6,684      8,498

Income before taxes                                  8,940     11,276        3,409      8,054

Income taxes                                         3,205      3,519        1,205      2,505

Net income                                           5,735      7,757        2,204      5,549

Net income per share                              $   0.21   $   0.29     $   0.08   $   0.21

Cash dividends per share                          $ 0.0375   $ 0.0375     $  0.075   $  0.075






See accompanying notes.

Phillips-Van Heusen Corporation
Consolidated Statements of Cash Flows
Unaudited
(In Thousands)

                                                        Twenty-Six Weeks Ended
                                                        July 31,     August 1,
                                                          1994          1993

OPERATING ACTIVITIES:
  Net Income                                            $ 2,204      $  5,549
  Adjustments to reconcile net income to net
  cash used by operating activities:
    Depreciation and amortization                        11,458         9,174
    Other-net                                            (2,028)           43
                                                         11,634        14,766

  Changes in operating assets and liabilities:
    Receivables                                          (9,147)      (10,274)
    Inventories                                         (25,041)      (72,239)
    Accounts payable and accrued expenses                (8,188)       (3,551)
    Other-net                                            (2,634)       (1,990)
      Net Cash Used By Operating Activities             (33,376)      (73,288)


INVESTING ACTIVITIES:
  Plant and equipment acquired                          (20,736)      (20,022)
  Contributions from landlords                            4,010         3,905
  Other-net                                               1,283         2,985
      Net Cash Used By Investing Activities             (15,443)      (13,132)


FINANCING ACTIVITIES:
  Proceeds from revolving line of credit and long-
    term borrowings                                                    25,000
  Payments on revolving line of credit and long-
    term borrowings                                                        (2)
  Exercise of stock options                                 694           966
  Payment of dividends                                   (2,987)       (2,931)
      Net Cash (Used) Provided By Financing Activities   (2,293)       23,033

     (DECREASE) IN CASH                                 (51,112)      (63,387)

     Cash at beginning of period                         68,070        77,063

     Cash at end of period                              $16,958      $ 13,676


See accompanying notes.

Phillips-Van Heusen Corporation

Notes To Consolidated Financial Statements

(In Thousands)

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

The results of operations for the thirteen and twenty-six weeks ended July 31, 1994 and August 1, 1993 are not necessarily indicative of those for a full fiscal year because of seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the segment information for the thirteen and twenty-six weeks ended August 1, 1993 to present that information on a basis consistent with the thirteen and twenty-six weeks ended July 31, 1994.

INVENTORIES

Inventories are summarized as follows:

                                      July 31,      January 30,
                                        1994           1994

           Raw materials             $ 19,905        $ 16,710
           Work in process             19,449          13,941
           Finished goods             255,558         239,220

                 Total               $294,912        $269,871

Inventories are stated at the lower of cost or market. Cost for the apparel business is determined principally using the last-in first-out method (LIFO). Cost for the footwear business is determined using the first-in first-out method (FIFO). Inventories would have been $13,691 and $11,500 higher than reported at July 31, 1994 and January 30, 1994, respectively, if the FIFO method of inventory accounting had been used for the apparel business.

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

SEGMENT DATA

The Company operates in two industry segments: (i) apparel - the manufacture, procurement for sale and marketing of a broad range of men's and women's apparel to traditional wholesale accounts as well as through Company-owned retail stores, and (ii) footwear - the manufacture, procurement for sale and marketing of a broad range of men's, women's and children's shoes to traditional wholesale accounts as well as through Company-owned retail stores.

Operating income represents net sales less operating expenses. Excluded from operating results of the segments are interest expense, net, corporate expenses and income taxes.

                                   Thirteen Weeks          Twenty-Six Weeks
                                        Ended                     Ended
                                 July 31,  August 1,       July 31,  August 1,
                                   1994       1993           1994       1993

Net sales-apparel               $191,135   $170,499       $350,238   $318,011

Net sales-footwear                92,636     93,517        172,430    167,929

Total net sales                 $283,771   $264,016       $522,668   $485,940


Operating income-apparel        $  3,923   $  8,039       $  2,303   $  5,795

Operating income-footwear         10,438     10,696         12,355     15,540

Total operating income            14,361     18,735         14,658     21,335

Corporate expenses                (2,060)    (3,079)        (4,566)    (4,783)

Interest expense, net             (3,361)    (4,380)        (6,683)    (8,498)

Income before taxes             $  8,940   $ 11,276       $  3,409   $  8,054

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 31, 1994 Compared to Thirteen Weeks Ended
August 1, 1993

APPAREL

Net sales of the Company's apparel segment in the second quarter were $191.1 million in 1994 and $170.5 million last year, an increase of approximately 12.1%. Growth of the Company's retail operations and the expanded offering of apparel in the Company's Bass stores accounted for this increase.

Operating income of the apparel segment decreased to $3.9 million in the second quarter of 1994 from $8.0 million in the second quarter of 1993. The 12.1% increase in sales and an ongoing expense reduction program were offset by significant costs associated with the introduction of the Company's new "Wrinkle-Free" dress shirts and reduced margins from a generally weak dress shirt market. The prior year's quarter also included the reversal of certain fringe benefit accruals. In addition, the second quarter LIFO charge was $1.8 million in 1994 compared to $47,000 last year. This increase was caused, in large part, by a 35% increase in cotton prices.

FOOTWEAR

Net sales of the Company's footwear segment, conducted through its Bass division, were $92.6 million in the second quarter of 1994 and $93.5 million last year, a decrease of approximately 1.0%. Increased sales of sandals were offset by reduced sales of canvas and "Buc" shoes and the closing of several unprofitable Bass retail stores.

Operating income of the footwear segment decreased to $10.4 million in the second quarter of 1994 from $10.7 million in the second quarter of 1993. The benefits from the Company's expense reduction program were offset by reduced margins on sales to traditional wholesale customers.

INTEREST EXPENSE

Net interest expense was $3.4 million in the second quarter of 1994 compared with $4.4 million last year. This decrease resulted from the Company's issuance of $100 million of 7.75% Debentures due 2023 in the fourth quarter of 1993 and the use of the net proceeds to redeem higher cost long-term debt.

INCOME TAXES

Income tax was estimated at rates of 35.9% and 35.3% for the second quarter and year of 1994 compared with last year's rates of 31.2% and 32.0% for the second quarter and year, respectively. The increase in rates is due to normally taxed income increasing more rapidly than tax exempt income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses were $2.1 million in the second quarter of 1994 compared to $3.1 million in 1993. A modest increase in Corporate expenses was offset by a reduction to the Company's unfunded supplemental savings plan liability.

Twenty-Six Weeks Ended July 31, 1994 Compared to Twenty-Six Weeks Ended August 1, 1993

APPAREL

Net sales of the Company's apparel segment were $350.2 million during the first six months of 1994, an increase of 10.1% from the prior year's $318.0 million. Growth of the Company's retail operations and the expanded offering of apparel in the Company's Bass stores accounted for this increase.

Operating income of the apparel segment was $2.3 million in the six month period, compared to $5.8 million in the prior year. The 10.1% increase in sales and an ongoing expense reduction program were offset by significant costs associated with the introduction of the Company's new "Wrinkle-Free" dress shirts and reduced margins from a generally weak dress shirt market.
The prior year also included the reversal of certain fringe benefit accruals. In addition, the current year includes a LIFO charge of $2.2 million compared with a charge of $1.6 million in the prior year. This increase was caused, in large part, by a 35% increase in cotton prices.

FOOTWEAR

Net sales of the Company's footwear segment were $172.4 million, an increase of 2.7% over the prior year's $167.9 million. Increased sales of sandals were offset, in part, by weaker sales of canvas and "Buc" shoes and the closing of several unprofitable Bass retail stores.

Operating income of the footwear segment decreased 20.5% to $12.4 million compared with $15.5 million in the prior year. The benefits from the Company's expense reduction program were offset by reduced margins on sales to traditional wholesale customers and from first quarter promotional selling in the Company's Bass stores to remove slower moving merchandise from inventory.

INTEREST EXPENSE

Net interest expense was $6.7 million in the first half of 1994 compared with $8.5 million last year. This decrease resulted from the Company's issuance of $100 million of 7.75% Debentures due 2023 in the fourth quarter of 1993 and the use of the net proceeds to redeem higher cost long-term debt.

INCOME TAXES

Income tax was estimated at a rate of 35.3% for the first half and year of 1994 compared with last year's rates of 31.5% and 32.0% for the first half and year, respectively. The increase in rate is due to normally taxed income increasing more rapidly than tax exempt income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses were $4.6 million in the first half of 1994 compared to $4.8 million in 1993. A modest increase in Corporate expenses was offset by a reduction to the Company's unfunded supplemental savings plan liability.

SEASONALITY

The Company's business is seasonal, with higher sales and income during its third and fourth fiscal quarters. This reflects primarily the Company's significantly higher sales and operating margins during the Company's two peak retail selling seasons: the first running from the start of the summer vacation period in late May and continuing through September; the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

Also contributing to the strength of the third fiscal quarter is the high volume of fall shipments to customers of each wholesale division. Fall shipments are larger in volume and profitability than first fiscal quarter spring shipments. The slower spring selling season at wholesale combined with retail seasonality makes the first fiscal quarter particularly weak. As the Company continues to expand its retail business, these seasonal differences are expected to become more significant.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business typically requires the use of cash to fund a build up in the Company's inventory in the first half of each fiscal year. During the third and fourth quarters, the Company's higher level of sales tends to reduce its inventory and generate cash from operations.

Cash used by operations in the first half totalled $33.4 million in 1994 and $73.3 million last year. This improvement was achieved as a result of the Company's focus on inventory management. Although the Company anticipates double-digit percentage sales growth in the second half of 1994, inventories are 10.9% lower at the end of the current quarter compared to the end of last year's second quarter.

For short-term liquidity, the Company has a revolving credit agreement under which the Company may, at its option, borrow and repay amounts up to a maximum of $85 million, except that for the Company's third quarter, during which period its borrowings peak, the maximum amount available to the Company is $100 million. The Company does not presently have any outstanding borrowings from its revolving credit facility and does not contemplate borrowing from this facility in the immediate future.

The Company's ability to generate earnings has enabled it to reduce its long-term debt (net of invested cash) as a percentage of total capital to 38.7% at the end of the current quarter compared to 42.3% at the end of last year's second quarter.

                          Part II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Annual Meeting of Stockholders of the Registrant was held on June 14, 1994. The total shares of Common Stock entitled to vote were 26,545,580. There were present in person or by proxy holders of 93.7% of these shares.

The following directors were elected to serve for a term of three years:

                                   For           Vote Withheld

Ellis E. Meredith               24,660,514          205,100
Lawrence S. Phillips            24,590,284          275,330
Peter J. Solomon                24,576,434          289,180
Irwin W. Winter                 24,589,335          276,279

The Company's Stock Option Plan was amended to ensure that options granted under such plan qualify as "performance-based compensation" under the Omnibus Budget Reconciliation Act of 1993 with a vote of 23,873,028 For and 769,609 Against.

Ernst & Young was appointed to serve as the Company's independent auditors until the next meeting of stockholders. The vote was 24,694,466 For and 32,720 Against.

The resolution proposed by a stockholder that new Directors be elected annually and not by classes, as is now provided, was defeated with a vote of 14,007,893 Against and 8,882,386 For.

The resolution proposed by a stockholder that the Company redeem the outstanding Preferred Stock Purchase Rights issued in 1986 was defeated with a vote of 11,867,561 Against and 10,921,728 For.


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

    10.1 1987 Stock Option Plan, including all amendments through March 30, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30,
           1994).

    10.2   1973 Employees' Stock Option Plan (incorporated by reference to
           Exhibit 1 to the Company's Registration Statement on Form S-8 (Reg. No. 2-72959) filed on July 15, 1981).

    10.3 Supplement to 1973 Employees' Stock Option Plan (incorporated by reference to the Company's Prospectus filed pursuant to Rule 424(c) to the Registration Statement on Form S-8 (Reg. No. 2-72959) filed on March 31, 1982).

    10.4 Phillips-Van Heusen Corporation Special Severance Benefit Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 16, 1987).

    10.5 Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 16, 1987).

    10.6 Phillips-Van Heusen Corporation Amendment to Capital Accumulation Plan (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
           1987).

    10.7 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
           1988).

    10.8 Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan, dated January 1, 1991, as amended and restated on June 2, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

    10.9 Phillips-Van Heusen Corporation Supplemental Savings Plan, dated as of January 1, 1991 and amended and restated as of January 1, 1992 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992).

     11.   Computation of Earnings per Share.

     15.   Acknowledgement of Independent Auditors.

(b)  Reports on Form 8-K

     No reports have been filed on Form 8-K during the quarter covered by this report.

                                                                    Exhibit 11
PHILLIPS-VAN HEUSEN CORPORATION
COMPUTATION OF EARNINGS PER SHARE
(In thousands, except per share amounts)

                                                         Thirteen Weeks     Twenty-Six Weeks
                                                              Ended               Ended
                                                       July 31, August 1,   July 31, August 1,
                                                         1994      1993       1994      1993
Primary:
   Net income                                         $ 5,735   $ 7,757    $ 2,204   $ 5,549

   Common shares and common share equivalents:
      Weighted average number of shares outstanding    26,555    26,089     26,537    26,050
      Shares issuable upon exercise of dilutive
       common stock options, net of shares assumed
       to be repurchased (at the average period
       market price) out of proceeds obtained
       therefrom                                          643       974        721     1,003
   Total common shares and common share
    equivalents                                        27,198    27,063     27,258    27,053
   Net income per common share and common share
    equivalents                                       $  0.21   $  0.29    $  0.08   $  0.21


Fully diluted:
   Net income                                         $ 5,735   $ 7,757    $ 2,204   $ 5,549

   Total common shares and common share
    equivalents (see above)                            27,198    27,063     27,258    27,053
   Additional shares issuable upon
    the exercise of dilutive common stock
    options, net of shares assumed to be
    repurchased (at the greater of average
    period or period end market price)
   Total common shares and common share
    equivalents assuming full dilution                 27,198    27,063     27,258    27,053

   Net income per common share and common
    share equivalents                                      (1)       (1)        (1)       (1)


(1) Amounts not shown since results are not different from primary net income per share.

                                                                    Exhibit 15



August 16, 1994


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in the Registration Statement (Form S-8, No. 33-59602), Registration Statement (Form S-8, No. 33-38698), Post-Effective amendment No. 1 to the Registration Statement (Form S-8, No. 33-24057), Post-Effective amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), Post-Effective amendment No. 4 to the Registration Statement (Form S-8, No. 2-72959), Post-Effective amendment No. 6 to the Registration Statement (Form S-8, No. 2-64564), and Post-Effective amendment No. 13 to the Registration Statement (Form S-8, No. 2-47910), of Phillips-Van Heusen Corporation of our report dated August , 1994 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation which are included in its Form 10-Q for the three and six month periods ended July 31, 1994.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                           ERNST & YOUNG LLP


New York, New York

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




September 9, 1994                   /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer