Form 10-Q/A
period 1994-07-31
PHILLIPS VAN HEUSEN CORP /DE/
filed 1994-12-14
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A

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

Phillips-Van Heusen Corporation is filing this amended 10-Q report for the quarter ended July 31, 1994 in order to include Exhibit 27 (Financial Data Schedule) as an exhibit which was omitted from the original filing in September 1994.

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

     27.   Financial Data Schedule.

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


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




November 18, 1994                   /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer