Form 10-Q
period 1994-10-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 1994-12-14
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1994


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of November 28, 1994: 26,602,208 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Auditors Review Report....................................    1

Consolidated Balance Sheets as of October 30, 1994 and
January 30, 1994......................................................    2

Consolidated Statements of Income for the thirteen weeks and
thirty-nine weeks ended October 30, 1994 and October 31, 1993.........    3

Consolidated Statements of Cash Flows for the thirty-nine weeks
ended October 30, 1994 and October 31, 1993...........................    4

Notes to Consolidated Financial Statements............................   5-6


Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................  7-10


PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  11-12

Signatures............................................................   13

Exhibit--Computation of Earnings per Share............................   14

Exhibit--Acknowledgment of Independent Auditors.......................   15

Exhibit--Financial Data Schedule......................................   16

                      Independent Auditors Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of October 30, 1994, and the related condensed consolidated statements of income and cash flows for the 13 and 39 week periods ended October 30, 1994 and October 31, 1993. These financial statements are the responsibility of the Company's management.

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



New York, New York
November 17, 1994

Phillips-Van Heusen Corporation
Consolidated Balance Sheets
(In thousands, except share data)

                                                             UNAUDITED     AUDITED
                                                            October 30,  January 30,
                                                                1994         1994
ASSETS
 Current Assets:
  Cash, including cash equivalents of $28,713 and $66,064   $ 32,271     $ 68,070
  Trade receivables, less allowances of $1,433 and $2,171    101,024       61,986
  Other receivables                                            5,959        3,847
  Inventories                                                290,372      269,871
  Other, including deferred taxes of $5,727                   17,964       14,928
      Total Current Assets                                   447,590      418,702
  Property, Plant and Equipment                              128,098      109,506
  Intangibles Applicable to Businesses Acquired               17,847       18,189
  Other Assets, including deferred taxes of $4,608             7,951        8,374
                                                            $601,486     $554,771

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable                                          $ 51,673     $ 42,188
  Accrued expenses                                            71,600       60,696
  Accrued income taxes                                         9,941        6,027
  Current portion of long-term debt                              260          245
      Total Current Liabilities                              133,474      109,156
 Long-Term Debt, less current portion                        169,678      169,934
 Other Liabilities                                            34,468       28,882
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
  shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000 shares
  authorized; shares issued 26,601,908 and 33,190,750         26,602       33,191
 Additional Capital                                          111,176      118,360
 Retained Earnings                                           126,088      269,055
                                                             263,866      420,606

 Less:  6,728,576 shares of common stock held
   in treasury as of January 30, 1994--at cost                     0     (173,807)
      Total Stockholders' Equity                             263,866      246,799
                                                            $601,486     $554,771







See accompanying notes.

Phillips-Van Heusen Corporation
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

                                                  Thirteen Weeks          Thirty-Nine Weeks
                                                       Ended                    Ended
                                             October 30, October 31,   October 30, October 31,
                                                 1994        1993          1994        1993

Net sales                                     $379,406    $357,389      $902,074    $843,329

Cost of goods sold                             258,117     233,117       606,862     548,146

Gross profit                                   121,289     124,272       295,212     295,183

Selling, general and administrative expenses    91,484      83,674       255,314     238,033

Income before interest and taxes                29,805      40,598        39,898      57,150

Interest expense, net                            3,377       4,613        10,061      13,111

Income before taxes                             26,428      35,985        29,837      44,039

Income taxes                                     8,578      11,465         9,783      13,970

Net income                                      17,850      24,520        20,054      30,069

Net income per share                          $   0.66    $   0.91      $   0.74    $   1.11

Cash dividends per share                      $ 0.0375    $ 0.0375      $ 0.1125    $ 0.1125






See accompanying notes.

Phillips-Van Heusen Corporation
Consolidated Statements of Cash Flows
Unaudited
(In Thousands)

                                                        Thirty-Nine Weeks Ended
                                                        October 30,  October 31,
                                                            1994         1993

OPERATING ACTIVITIES:
  Net Income                                            $20,054      $ 30,069
  Adjustments to reconcile net income to net
  cash used by operating activities:
    Depreciation and amortization                        17,273        13,608
    Other-net                                            (3,135)       (1,670)

  Changes in operating assets and liabilities:
    Receivables                                         (41,150)      (39,689)
    Inventories                                         (20,501)      (48,592)
    Accounts payable and accrued expenses                22,692        20,044
    Other-net                                            (3,036)         (581)
      Net Cash Used By Operating Activities              (7,803)      (26,811)


INVESTING ACTIVITIES:
  Plant and equipment acquired                          (37,233)      (35,601)
  Contributions from landlords                           10,561         7,683
  Other-net                                               1,908         3,040
      Net Cash Used By Investing Activities             (24,764)      (24,878)


FINANCING ACTIVITIES:
  Proceeds from revolving line of credit and long-
    term borrowings                                                    41,600
  Payments on revolving line of credit and long-
    term borrowings                                        (245)      (43,347)
  Exercise of stock options                                 996         1,435
  Payment of dividends                                   (3,983)       (3,912)
      Net Cash Used By Financing Activities              (3,232)       (4,224)

      DECREASE IN CASH                                  (35,799)      (55,913)

      Cash at beginning of period                        68,070        77,063

      Cash at end of period                             $32,271      $ 21,150


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

The results of operations for the thirteen and thirty-nine weeks ended October 30, 1994 and October 31, 1993 are not necessarily indicative of those for a full fiscal year because of seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made for the thirteen and thirty-nine weeks ended October 31, 1993 to present that information on a basis consistent with the thirteen and thirty-nine weeks ended October 30, 1994.

INVENTORIES

Inventories are summarized as follows:

                                      October 30,      January 30,
                                          1994            1994

           Raw materials               $ 16,375        $ 16,710
           Work in process               24,054          13,941
           Finished goods               249,943         239,220

                 Total                 $290,372        $269,871

Inventories are stated at the lower of cost or market. Cost for the apparel business is determined principally using the last-in first-out method (LIFO). Cost for the footwear business is determined using the first-in first-out method (FIFO). Inventories would have been $14,691 and $11,500 higher than reported at October 30, 1994 and January 30, 1994, respectively, if the FIFO method of inventory accounting had been used for the apparel business.

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

                               Thirteen Weeks            Thirty-Nine Weeks
                                    Ended                       Ended
                          October 30,  October 31,    October 30,  October 31,
                             1994         1993           1994         1993

Net sales-apparel          $271,524     $253,005       $621,762     $571,016

Net sales-footwear          107,882      104,384        280,312      272,313

Total net sales            $379,406     $357,389       $902,074     $843,329


Operating income-apparel   $ 20,076     $ 30,369       $ 22,379     $ 36,164

Operating income-footwear    13,086       14,215         25,441       29,755

Total operating income       33,162       44,584         47,820       65,919

Corporate expenses           (3,357)      (3,986)        (7,922)      (8,769)

Interest expense, net        (3,377)      (4,613)       (10,061)     (13,111)

Income before taxes        $ 26,428     $ 35,985       $ 29,837     $ 44,039

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 30, 1994 Compared to Thirteen Weeks Ended October 31, 1993

APPAREL

Net sales of the Company's apparel segment in the third quarter were $271.5 million in 1994 and $253.0 million last year, an increase of approximately 7.3%. Growth of the Company's retail operations and the expanded offering of apparel in the Company's Bass stores accounted for this increase.

Operating income of the apparel segment decreased to $20.1 million in the third quarter of 1994 from $30.4 million in the third quarter of 1993. The 7.3% increase in sales was offset by significant costs associated with the introduction of the Company's new "Wrinkle-Free" dress shirts and reduced margins from extensive promotional selling in the Company's retail stores. In addition, the third quarter LIFO charge was $1.0 million in 1994 compared to $0.3 million last year.

FOOTWEAR

Net sales of the Company's footwear segment, conducted through its Bass division, were $107.9 million in the third quarter of 1994 and $104.4 million last year, an increase of approximately 3.4%. Growth of the Company's retail operations and an increase in sales to traditional wholesale customers accounted for this increase.

Operating income of the footwear segment decreased to $13.1 million in the third quarter of 1994 from $14.2 million in the third quarter of 1993. Promotional selling in the Company's retail stores and reduced margins on sales to traditional wholesale customers accounted for this decrease.

INTEREST EXPENSE

Net interest expense was $3.4 million in the third quarter of 1994 compared with $4.6 million last year. This decrease resulted from the Company's issuance of $100 million of 7.75% Debentures due 2023 in the fourth quarter of 1993 and the use of the net proceeds to redeem higher cost long-term debt.

INCOME TAXES

Income tax was estimated at rates of 32.5% and 32.8% for the third quarter and year of 1994 compared with last year's rates of 31.9% and 32.0% for the third quarter and year, respectively.

CORPORATE EXPENSES

Corporate expenses were $3.4 million in the third quarter of 1994 compared to $4.0 million in 1993. A modest increase in Corporate expenses was offset by a reduction to the Company's unfunded supplemental savings plan liability.

Thirty-Nine Weeks Ended October 30, 1994 Compared to Thirty-Nine Weeks Ended October 31, 1993

APPAREL

Net sales of the Company's apparel segment were $621.8 million during the first nine months of 1994, an increase of approximately 8.9% from the prior year's $571.0 million. Growth of the Company's retail operations and the expanded offering of apparel in the Company's Bass stores accounted for this increase.

Operating income of the apparel segment was $22.4 million in the nine month period, compared to $36.2 million in the prior year. The 8.9% increase in sales was offset by significant costs associated with the introduction of the Company's new "Wrinkle-Free" dress shirts and reduced margins from extensive promotional selling in the Company's retail stores. In addition, the current year includes a LIFO charge of $3.2 million compared with a charge of $1.8 million in the prior year.

FOOTWEAR

Net sales of the Company's footwear segment were $280.3 million, an increase of approximately 2.9% over the prior year's $272.3 million. Growth of the Company's retail operations and an increase in sales to traditional wholesale customers accounted for this increase.

Operating income of the footwear segment decreased approximately 14.5% to $25.4 million compared with $29.8 million in the prior year. Promotional selling in the Company's retail stores and reduced margins on sales to traditional wholesale customers accounted for this decrease.

INTEREST EXPENSE

Net interest expense was $10.1 million in the first nine months of 1994 compared with $13.1 million last year. This decrease resulted from the Company's issuance of $100 million of 7.75% Debentures due 2023 in the fourth quarter of 1993 and the use of the net proceeds to redeem higher cost long-term debt.

INCOME TAXES

Income tax was estimated at a rate of 32.8% for the first three quarters and year of 1994 compared with last year's rates of 31.7% and 32.0% for the first three quarters and year, respectively.

CORPORATE EXPENSES

Corporate expenses were $7.9 million in the first three quarters of 1994 compared to $8.8 million in 1993. A modest increase in Corporate expenses was offset by a reduction to the Company's unfunded supplemental savings plan liability.

SUBSEQUENT EVENTS

Subsequent to October 30, 1994, the Company formalized and adopted a plan to realign and restructure certain managerial and administrative functions associated with its retail apparel operations. The Company estimates that the cost to execute this plan is approximately $1.5 million, principally relating to severance benefits. In the fourth quarter, certain other events have occured which will allow the Company to utilize previously established restructuring reserves to cover these costs. As part of its ongoing focus on managing expenses, the Company is evaluating its operating structure and processes for opportunities to improve efficiency and reduce costs.

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

Cash used by operations in the first three quarters totalled $7.8 million in 1994 and $26.8 million last year. This improvement was achieved as a result of the Company's focus on inventory management. Although the Company anticipates double-digit percentage sales growth in the fourth quarter of 1994, inventories are 5.5% lower at the end of the current quarter compared to the end of last year's third quarter.

For short-term liquidity, the Company has a revolving credit agreement under which the Company may, at its option, borrow and repay amounts up to a maximum of $85 million, except that for the Company's third quarter, during which period its cash needs peak, the maximum amount available to the Company is $100 million. The Company does not presently have any outstanding borrowings from its revolving credit facility and does not contemplate borrowing from this facility in the immediate future.

The Company's ability to generate earnings has enabled it to reduce its net debt (total debt less invested cash) as a percentage of net capital (net debt plus stockholders' equity) to 34.9% at the end of the current quarter compared to 40.9% at the end of last year's third quarter.

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


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




December 9, 1994                   /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                   Exhibit 11
PHILLIPS-VAN HEUSEN CORPORATION
COMPUTATION OF EARNINGS PER SHARE
(In thousands, except per share amounts)

                                                         Thirteen Weeks     Thirty-Nine Weeks
                                                              Ended               Ended
                                                       Oct. 30,  Oct. 31,   Oct. 30,  Oct. 31,
                                                         1994      1993       1994      1993
Primary:
   Net income                                         $17,850   $24,520    $20,054   $30,069

   Common shares and equivalents:
      Weighted average number of shares outstanding    26,572    26,150     26,549    26,083
      Shares issuable upon exercise of dilutive
       stock options, net of shares assumed
       to be repurchased (at the average period
       market price) out of proceeds obtained
       therefrom                                          521       940        654       982

   Total common shares and equivalents                 27,093    27,090     27,203    27,065

   Net income per share and equivalents               $  0.66   $  0.91    $  0.74   $  1.11


Fully diluted:
   Net income                                         $17,850   $24,520    $20,054   $30,069

   Total common shares and
    equivalents (see above)                            27,093    27,090     27,203    27,065
   Additional shares issuable upon
    the exercise of dilutive stock
    options, net of shares assumed to be
    repurchased (at the greater of average
    period or period end market price)                      0        56          0        18
   Total common shares and equivalents
    assuming full dilution                             27,093    27,146     27,203    27,083

   Net income per share and equivalents                    (1)       (1)        (1)       (1)


(1) Amounts not shown since results are not materially different from primary net income per share.

                                                                   Exhibit 15



November 17, 1994


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in the Registration Statement (Form S-8, No. 33-59602), Registration Statement (Form S-8, No. 33-38698), Post-Effective amendment No. 1 to the Registration Statement (Form S-8, No. 33-24057), Post-Effective amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), Post-Effective amendment No. 4 to the Registration Statement (Form S-8, No. 2-72959), Post-Effective amendment No. 6 to the Registration Statement (Form S-8, No. 2-64564), and Post-Effective amendment No. 13 to the Registration Statement (Form S-8, No. 2-47910), of Phillips-Van Heusen Corporation of our report dated November 17, 1994 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation which are included in its Form 10-Q for the three and nine month periods ended October 30, 1994.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                           ERNST & YOUNG LLP


New York, New York