Form 10-K
period 1995-01-29
PHILLIPS VAN HEUSEN CORP /DE/
filed 1995-05-01
CIK 78239

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended January 29, 1995       Commission file number: 1-724

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

   The aggregate market value of the voting stock of registrant held by nonaffiliates of the registrant as of April 17, 1995 was approximately $408,000,000.


   Number of shares of Common Stock outstanding as of April 17, 1995:
26,656,616.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                    Location in Form 10-K
                                   Document         in which incorporated

   Registrant's 1994 Annual Report to Stockholders      Parts I and II
     for the Fiscal Year Ended January 29, 1995

              Registrant's Proxy Statement               Part III
                for the Annual Meeting of
         Stockholders to be held on June 13, 1995

                                    PART I
Item 1.  Business

General Overview

    Phillips-Van Heusen Corporation (the "Company") is a vertically integrated manufacturer, marketer and retailer of men's, women's and children's apparel and footwear. The Company's products include shirts, sweaters and shoes and, to a lesser extent, neckwear, furnishings, bottoms, outerwear and leather and canvas accessories. The Company's principal brand names include "Van Heusen", the best-selling dress shirt brand in the United States; "Bass", the leading casual shoe brand in the United States; and "Geoffrey Beene", the best-selling designer dress shirt label in the United States. The Company is also a leading manufacturer and distributor of private label shirts and sweaters.

    On January 24, 1995, the Company signed a binding agreement to acquire the Apparel Group of Crystal Brands, Inc. ("Crystal Brands"). This transaction was completed on February 17, 1995, and in connection therewith, the Company acquired ownership of the "Izod", "Gant" and "Salty Dog" brand names. The Company believes this acquisition will enhance its strategy of marketing branded products both at wholesale and retail.

    On January 24, 1995, the Company also entered into a licensing agreement to make and market "Jantzen" branded men's sweaters (the number-one selling sweater in the United States), sport shirts and related bottoms.

    Wholesale distribution consists of the marketing and sale of the Company's products to major department stores, specialty and independent retailers, chain stores and catalog merchants. The Company's wholesale customers for branded and designer apparel include May Co., Federated, JCPenney, Macy's and Younkers. Wholesale customers for its private label shirts include JCPenney, Mervyn's, Lord & Taylor, Lands' End, Sears and Target, while wholesale customers for the Company's private label sweaters and golf apparel include Lands' End, JCPenney, Broadway Stores and Sears. The Company's customers for footwear include May Co., Dillard's, Macy's and Dayton Hudson. In fiscal 1994, no one customer accounted for more than 10% of the Company's sales.

    Through its retail operations, the Company sells its products directly to consumers in 872 Company-owned stores operated in five different formats located primarily in manufacturers' outlet malls. At the end of fiscal 1994, these formats were Van Heusen, Geoffrey Beene, Bass, Cape Isle Knitters and Windsor Shirt. See "Acquisition of the Apparel Group of Crystal Brands" for a discussion regarding the acquisition of additional stores and the conversion plan for the Company's Cape Isle Knitters and Windsor Shirt stores.

    The Company believes that its growth in recent years has been due in large part to its strategy of developing multiple channels of distribution for its merchandise. These channels include an increasing number of Company-owned outlet stores as well as the Company's wholesale customers. These diverse channels have enabled the Company to strengthen the competitive position of its brands and to extend its brands into new product lines. The Company also believes that the continued enhancement and expanded use of its inventory management and electronic data interchange systems and refinement of its promotional and advertising activities has resulted and will continue to result in further strengthening of its brand images, decreased risks of excess production and more efficient utilization of its production facilities and outside suppliers.

    According to research conducted by the NPD Consumer Purchase Panel, the Company's "Van Heusen" shirt brand is the best-selling dress shirt brand in the United States men's dress shirt market, and the Company's "Geoffrey Beene" shirt brand is the best-selling men's designer dress shirt in the United States. Including its branded, designer and private label offerings, the Company believes its overall share of the United States men's dress shirt market is the largest of any single company.

    In addition to the Company's success with marketing dress shirts, the Company in recent years has extended its major brand product offerings to sportswear. With the acquisition of the "Izod", "Gant" and "Salty Dog" labels, and the license to manufacture and market "Jantzen" branded sweaters, sport shirts and bottoms, it is expected that sportswear will continue to increase as a percentage of the Company's sales.

    The Company was incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881, and, with respect to Bass, a business begun in 1876. The Company's principal executive offices are located at 1290 Avenue of the Americas, New York, New York 10104; its telephone number is
(212) 541-5200.

  Retail Development

    The decision to develop and expand its own retail operations, concurrent with the growth of the manufacturers' outlet retailing industry, has permitted the Company to position itself as a major value-oriented retailer. The Company's retail operations have enabled it to increase sales by offering its products in geographic markets where they were not previously widely available, selling to consumers who favor value-oriented retailers and selling products bearing its brand names and designer labels that are not marketed to its wholesale customers.

    Critical to the Company's retailing strategy was the choice of manufacturers' ("factory") outlet centers as the venue to pursue its retailing business. Manufacturers' outlet centers, usually located in tourist/vacation areas or on major highways to these areas, provide a large customer base with significant disposable income and a positive attitude toward shopping and a base of business in locations that limit conflict with the Company's wholesale customers. The development of manufacturers' outlet centers is a key component to the success of the Company. The success of a new outlet mall is heavily dependent on its location and the attraction of a well known group of tenants and, therefore, the Company actively cooperates with developers in the site and tenant selection processes. The Company believes that as a result of its strong presence and success in manufacturers' outlet retailing, developers seek and welcome the Company's input into such processes.

    The Company's stores provide the opportunity to liquidate excess and out-of-date inventory and factory "seconds", thereby substantially reducing the need to sell such merchandise to discounters or jobbers at severely marked down prices. The ability to control the sale of such merchandise also prevents the damage to the image of the Company's brands which can result when they are sold by discounters with inferior presentation and advertising.

    The Company has developed a retail component for each of its branded products which has enhanced the Company's ability to reach a broad array of consumers for its products. At the same time, it has allowed the Company to expand its brands to other compatible products not carried in its regular wholesale lines. The Company's success in expanding the types of products available under its brand names has led to an increase in the product lines available in its store formats and has enabled the Company to offer in its stores additional products which are not available in the Company's wholesale product lines. For example, the Company now offers men's and women's sportswear and accessories in many of its Bass stores, has continued increasing the number of its stores offering Geoffrey Beene women's wear and plans to expand on its offering of Bass Kids apparel merchandise in 1995.

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

    The Company's retail stores show a high level of profitability resulting from low overhead and staffing costs, low rental and common area maintenance charges, short-term leases enabling exit from poorly performing stores, the elimination of accounts receivable carrying costs as all sales are for cash or on third party credit cards, high inventory turnover rates and low fixturing costs. Stores in each of the Company's formats are typically profitable within a year of opening. This is in contrast to traditional mall stores which typically undergo a significant start-up period before becoming profitable. Immediate cash flow generation is an important advantage of outlet mall stores over traditional mall stores, as is the ability to build and open stores in a comparatively short period of time.

  Wrinkle-Free Dress Shirts

    During fiscal 1994, the Company began marketing wrinkle-free dress shirts to its wholesale customers and in its own retail stores. While increased advertising and higher production costs associated with introducing this product negatively impacted the Company's earnings in 1994, the Company believes these earnings pressures will be less severe in the future due to lower overall production costs. The Company believes that a niche market for non wrinkle-free dress shirts will exist, and, therefore, the Company plans to continue marketing both wrinkle-free and non wrinkle-free dress shirts for the foreseeable future.

  Acquisition of the Apparel Group of Crystal Brands

    On February 17, 1995, the Company acquired the Apparel Group of Crystal Brands which added "Izod", "Gant" and "Salty Dog" to the Company's roster of highly regarded brands. The Company plans to market sportswear products under these labels both at wholesale and retail. "Izod" and "Gant" products are sold at many better department stores in the United States including Lord and Taylor, Macy's, Belk's, Dillard's and May Co. In connection with the acquisition, the Company acquired 88 outlet stores which market apparel under the various labels acquired from Crystal Brands. The Company plans to convert substantially all of these stores in fiscal 1995 to stores which will market apparel under either the "Izod" or "Gant" label, although several of the acquired stores will either be converted to other store formats which the Company operates, or will be closed. In addition, the Company plans to convert substantially all of its Cape Isle Knitters and Windsor Shirt private label retail stores into stores which will market apparel under the "Izod" and "Gant" labels, respectively. The Company believes that stores which sell products under a known brand name offer the Company higher profit margins, faster inventory turnover and greater opportunity to expand the product offerings in those stores.

  Wholesale Distribution

    While much of the Company's focus has been on developing the retail aspect of its business, it has also placed significant emphasis on strengthening its wholesale distribution. For example, to provide its customers with products covering a full range of price points and styles, the Company has designed new branded and designer dress shirts. The Company developed the "Editions" sub-brand under the "Van Heusen" label to cover the price point just above typical private label shirts. The Company also markets Bass dress shirts which are designed as a traditionally styled American line. In addition, the Company has strengthened its private label operations by increasing its design staff, developing additional private label offerings and focusing on high volume accounts. The Company believes that by expanding its product offerings, it enables its wholesale customers to market to consumers brand name, designer and private label dress shirts at various price points.

    In fiscal 1994, the Company continued to expand usage of its electronic data interchange system. This quick response system provides a computer link between the Company and its wholesale customers that enables both the customer and the Company to track sales, inventory and shipments. Use of the system also reduces the amount of time it takes a customer to determine its inventory needs and order replenishment merchandise and for the Company to respond to the customer's order.

    The Company believes that these efforts have helped strengthen its relationships with its wholesale customers, at the same time as the Company has enhanced the image and increased the exposure of its products.

Apparel Business

    The marketing of the Company's apparel products is currently conducted principally under the following labels: "Van Heusen", "Geoffrey Beene", "Bass", "Jantzen", "Izod", "Gant" and "Salty Dog". The Company also markets various private label apparel products. The Company manufactures dress shirts and sweaters in the Company's facilities in the United States, Puerto Rico and the Caribbean Basin. Additional dress shirts and sweaters, and all of the other sportswear and accessories which the Company markets, are sourced through contractors throughout the world, but primarily in the Far East.

  Van Heusen

    "Van Heusen" is the best-selling men's dress shirt brand in the United States, according to research conducted by the NPD Consumer Purchase Panel.
In addition to the "Van Heusen" label, branded products are marketed under the sub-brands "417", "Hennessy", "Players", "Over Easy", "Corporate Casual", "Winter-weights" and "Editions."

    "Van Heusen" branded dress and sport shirts are marketed at wholesale in the moderate to better price range to major department stores and men's specialty stores nationwide, including May Co., Frederick Atkins, JCPenney, Younkers and Mervyns.

    During fiscal 1994, the Company continued to expand its offering of Van Heusen "Corporate Casual" dress shirts. These shirts have a more casual appearance and have a softer feel than regular dress shirts. The trend in the United States to more casual work attire leads the Company to believe that the overall demand for casual work attire, or "Friday Wear", will continue to increase.

    In addition, wholesale marketing of Van Heusen apparel includes knit sport shirts and sweaters, and golf apparel which is marketed under the "Van Heusen Players" label. Major customers include JCPenney and Broadway Stores.

    Van Heusen outlet stores offer a full collection of first quality men's traditional, classic and contemporary dress furnishings (including dress shirts, belts, hosiery and neckwear), men's sportswear (including sports shirts, sweaters and bottoms) and ladies sportswear (including coordinates and separates) and men's and women's activewear. Other than men's dress shirts, sport shirts and sweaters, such apparel is not marketed or produced for sale to the Company's wholesale customers.

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

  Geoffrey Beene

    The Company markets dress shirts under the "Geoffrey Beene" label through a licensing agreement with that designer. The licensing agreement terminates on December 31, 1996, but has renewal options which allow the Company to extend the agreement through December 31, 2011. "Geoffrey Beene" dress shirts are the best-selling men's designer dress shirts in the United States, according to NPD Consumer Purchase Panel research. Consistent with the increase in the demand for casual work attire, the Company has also expanded its marketing of Geoffrey Beene casual dress shirts. Geoffrey Beene shirts are sold in the upper moderate to better price range to major department stores and men's specialty stores nationwide, including Frederick Atkins, Federated, Macy's and May Co. During fiscal 1994, the Company also expanded on its fiscal 1993 introduction of "Geoffrey Beene" men's sweaters.

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

    During fiscal 1994, the Company increased the number of its stores offering "Geoffrey Beene" women's wear. Stores offering these products carry a full line of women's casual apparel bearing the designer's name. The Company plans to continue expanding the number of stores offering this product in the future.

  Bass

    The Company's marketing of apparel under the "Bass" label began in 1992 and has been continuously expanded since that time.

    "Bass" casual dress shirts, marketed at wholesale to major department stores including Federated, Macy's and Frederick Atkins, are sold in the upper moderate to better price range.

    Until July 1992, the Company's Bass outlet stores had marketed only footwear. Since that time, the Company has introduced apparel and accessories consistent with the Bass "lifestyle" into many of its Bass stores. As a further extension of its "Bass" apparel products, the Company introduced a line of "Bass Kids" apparel merchandise in fiscal 1994. The Company plans to expand this product offering into more of its stores in fiscal 1995.

  Jantzen

    On January 24, 1995, the Company entered into a licensing agreement to make and market "Jantzen" branded men's sweaters, sport shirts (including golf apparel) and related bottoms. The licensing agreement expires January 31, 2000 but, under certain conditions, the Company may extend the agreement for an additional five years. "Jantzen" is the best-selling sweater in the United States according to NPD Consumer Purchase Panel research, and is sold in the moderate to better price range. Major customers for "Jantzen" branded apparel are department and specialty stores including Belk's, Mercantile, Steinbach's and Younkers. The Company believes that the licensing agreement further strengthens the Company's position as the leading sweater and golf apparel supplier in the United States.

  Izod

    "Izod" branded apparel products consist of men's and women's sportswear (including sweaters) and golf apparel. These products are marketed in the upper moderate to better price range to major retailers including JCPenney, May Co., Macy's and Lord and Taylor. In addition, golf apparel is marketed to golf pro shops and golf resort retail stores.

    The Company's retail business offering Izod products will feature stores marketing men's and women's active inspired casual sportswear. Target customers will generally be brand loyalists who expect quality and fashion at reasonable prices. Stores in this format are expected to begin operating in the second half of fiscal 1995.

  Gant/Salty Dog

    "Gant" branded apparel consists of a collection of men's sportswear, including woven and knit tops and bottoms. The "Gant" brand represents a true American classic offering of men's sportswear designed for comfort and relaxed fit. "Gant" products are marketed in the better price range to major retailers including Dillards, Belk's, May Co., Macy's and Lord and Taylor. "Salty Dog", a sub-brand of "Gant", is used to market casual sportswear with a pre-washed, more casual appearance.

    The Company's Gant outlet stores will offer fine quality knit and woven shirts, sweaters, pants and shorts, outerwear and accessories for men. The "Gant" line incorporates several quality sportswear "lifestyles". Included are rugged, spectator-active and Friday casual wear products, all of which maintain detailed construction and the highest quality fabrics. Stores in this format are expected to begin operating in the second half of fiscal 1995.

  Private Label Apparel

    Private label programs offer the retailer the ability to create its own line of exclusive merchandise and give the retailer control over distribution of the product. The Company's customers work with the Company's designers to develop shirts in the styles, sizes and cuts which the customers desire to sell in their stores with their particular store names or private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy higher margins. Private label products, however, do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same services and support as branded manufacturers.

    The Company markets at wholesale men's dress shirts under private labels to major national retail chains, department stores and catalog merchants, including JCPenney, Mervyns, Lord & Taylor, Lands' End, Sears and Marshalls. Private label sport shirts are marketed to major retailers including K-Mart, Wal-Mart, Target, Sears and JCPenney. Private label sweaters and golf apparel are marketed to traditional department and specialty stores, national retail chains and catalog merchants, including JCPenney, Broadway Stores, Sears and Lands' End. The Company also markets shirts to companies in service industries, including major airlines and food chains. The Company believes it is one of the largest marketers of private label shirts in the United States.

    The Company currently markets private label apparel in two retail store formats: Windsor Shirt and Cape Isle Knitters. Windsor Shirt stores offer a full line of men's traditional and fashionable apparel, including dress shirts, neckwear, bottoms, sportswear, hosiery and accessories. Cape Isle Knitters stores offer a select line of men's and women's knitwear products, including sweaters and knit tops, both being complemented with pants and shorts, and hosiery. Both the Windsor Shirt and Cape Isle Knitters stores offer merchandise in the moderate to upper moderate price range. See "Acquisition of the Apparel Group of Crystal Brands" for a discussion of the Company's plan to convert its Windsor Shirt and Cape Isle Knitters stores.

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

    The Company's apparel wholesale divisions experience competition in branded, designer and private label products. Some of the larger dress shirt competitors include: Bidermann Industries ("Arrow" brand); Salant Corporation ("Perry Ellis" and "John Henry" brands); Warnaco ("Hathaway" brand); Smart Shirt (private label shirt division of Kellwood); Capital Mercury (private label shirts); and Oxford Industries (private label shirts). Some of the larger sportswear competitors include: Warnaco ("Chaps" brand); Nautica Enterprises ("Nautica" brand); and Tommy Hilfiger. For sweaters, the Company's brands compete for department store floor space with private label sweaters. While several apparel manufacturers currently operate outlet stores, management believes that none offers a similar selection of product in the variety of formats offered by the Company.


Footwear Business

    The Company's footwear business consists of the manufacture and marketing of a full line of traditional men's, women's and children's casual shoes under the "Bass" brand name in the moderate to better price range. During fiscal 1994, the Company also introduced a line of men's dress shoes. Various sub-brands are utilized, the most important ones being "Weejun", "Sunjun" and "Compass." "Bass" is the leading brand of casual shoes in the United States, according to research conducted by Footwear Market Insights ("FMI"), based on pairs of shoes sold. FMI's research shows "Bass" branded footwear with a 5.9% share of the casual shoe market.

    Bass' traditional wholesale customers are major department stores and specialty shoe stores throughout the United States, including Federated, May Co., Dillard's, Macy's and Dayton Hudson. In 1992, Bass began marketing its footwear internationally and is now selling footwear to leading retailers in Europe, Canada, South America and Asia.

    All footwear carried in the Bass wholesale line is designed "in-house." Additional styles which are sold only in the Company's Bass stores are designed both "in-house" and by third parties. The Company operates manufacturing facilities in the United States, Puerto Rico and the Dominican Republic. Additional footwear is sourced through manufacturers primarily located in the Far East and Brazil.

    Company operated Bass stores located in manufacturers' outlet malls typically carry an assortment of "Bass" shoes, in the moderate to upper moderate price range, as well as complementary products not sold to wholesale customers. The Company also operates several "image" stores, located primarily in large upscale regional malls, typically offering a narrower assortment of "Bass" shoes than that carried in Bass outlet stores.

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

    Currently, Bass outlet stores have few direct footwear competitors.
Dexter and, to an even lesser extent, Timberland are the most prominent casual footwear companies that are competing in the outlet environment. However, multi-branded outlet footwear retailers, such as U.S. Shoe and Famous Footwear, compete on price and assortment.

Merchandise Design, Manufacturing and Product Procurement

    The apparel and footwear merchandise manufactured by the Company as well as the vast majority of its sourced products are planned and designed through the efforts of its various merchandise/product development groups. These groups consist of designers, product line builders and merchants who consider consumer taste, fashion, history and the economic environment when creating a product plan for a particular season. Apparel and footwear product lines are developed primarily for two major selling seasons, spring and fall. However, certain of the Company's product lines require more frequent introductions of new merchandise.

    The process from initial design to finished product varies greatly, but generally spans nine to 12 months prior to each selling season. Raw materials and production commitments are generally made four to 12 months prior to production and quantities are finalized at that time. In addition, sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made both to increase or reduce availability. The Company's substantial efforts in the area of quick response to sales trends (through the expanded use of its electronic data interchange system) maximize its inventory flexibility and minimize production overruns.

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

    The Company's foreign offices, located principally in Hong Kong, Korea, Taiwan, Singapore, Brazil and throughout Central America, enable the Company to monitor the quality of the goods manufactured by, and the delivery performance of, its suppliers. The Company continually seeks additional suppliers throughout the world for its sourcing needs and places its orders in a manner designed to limit the risk that a disruption of production at any one facility could cause a serious inventory problem. The Company has experienced no significant production delays or difficulties in importing goods. However, from time to time the Company has incurred added costs by shipping goods by air freight in order for it to meet certain delivery commitments to its customers. The Company's purchases from its suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. The Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company believes that it is the largest customer of many of its manufacturing suppliers and considers its relations with its suppliers to be satisfactory. No single supplier is critical to the Company's production needs, and the Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement production capacity.

    The Company purchases raw materials, including shirting fabric, buttons, thread, labels, yarn, piece goods and leather, from domestic and foreign sources based on quality, pricing (including quotas and duties) and availability factors. The Company believes it is one of the largest procurers of shirting fabric world-wide and purchases the majority of its shirting fabric from overseas manufacturers, due, in part, to decreased domestic production. The Company monitors factors affecting textile production and imports and remains flexible in order to exploit advantages in obtaining materials from different suppliers and different geographic regions. Rawhide leather for "Bass" footwear is procured mainly from domestic suppliers. The leather used in "Bass" shoes is a by-product of beef production and its availability has remained stable over the past several years as a result of the stability of the beef market. Bass monitors the leather market and makes purchases on the spot market or through blanket contracts with suppliers as price trends dictate. No single supplier of raw materials is critical to the Company's production needs and the Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement raw materials.

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

    The Company relies upon local outlet mall developers to promote traffic for their centers. Outlet center developers employ multiple formats including signage (highway billboards, off-highway directional signs, on-site signage and on-site information centers), print advertising (brochures, newspapers and travel magazines), direct marketing (to tour bus companies and travel agents), radio and television, and special promotions.

Trademarks

    The Company has the exclusive right to use the "Gant", Izod" and "Salty Dog" names in most countries, the "Van Heusen" name in North, Central and South America as well as the Philippines, and the exclusive world-wide right to use "Bass" for footwear. The Company has registered or applied for registration of numerous other trademarks for use on a variety of items of apparel and footwear and apparel and footwear-related products and owns many foreign trademark registrations. It presently has pending a number of applications for additional trademark registrations. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

Licensing

    The Company has various agreements under which it licenses the use of its brand names. The Company is licensing the "Van Heusen" name for apparel products in Canada and in most of the South and Central American countries.
In the United States, the Company currently licenses the use of the "Van Heusen" name for various products that it does not manufacture or source, including boy's apparel, sleepwear, eyeglasses, neckwear and other accessories and is exploring the possibility of licensing the name for use on other products. The Company licenses the use of the "Bass" name for footwear in Hong Kong, Japan, Europe and Latin America, and for neckwear in the United States. The Company licenses the use of the "Gant" name for outerwear and dress furnishings in the United States. The Company licenses the use of the "Izod" name for infants, toddlers and childrens clothing, as well as "big and tall" apparel, in the United States, and for men's and women's sportswear in Canada. The Company plans to continue expanding its world-wide licensing efforts under the "Gant", "Izod", "Salty Dog" and other trademarks which were acquired from Crystal Brands.

Retail Stores

    As of January 29, 1995, the Company operated 872 stores in five different formats: Van Heusen, Bass, Geoffrey Beene, Windsor Shirt and Cape Isle Knitters. The Company's stores are located primarily in manufacturers' outlet malls, except for the Bass "image" stores. Store layouts and designs differ among the five retail formats in order to maximize the effectiveness of the product and pricing strategy directed toward each format's specific target customer.

    In connection with the Crystal Brands acquisition, the Company acquired
88 outlet stores which market apparel under the various labels acquired from Crystal Brands. The Company plans to convert substantially all of these stores in fiscal 1995 to stores which will market apparel under either the "Izod" or "Gant" label, although several of the acquired stores will either be converted to other store formats which the Company operates, or will be closed. In addition, the Company plans to convert substantially all of its Cape Isle Knitters and Windsor Shirt private label retail stores into stores which will market apparel under the "Izod" and "Gant" labels, respectively. The Company believes that stores which sell products under a known brand name offer the Company larger profit margins, faster inventory turnover and greater opportunity to expand the product offerings in those stores.

    Manufacturers' outlet malls are a growing segment of the retail industry, and the Company is a leading operator of outlet mall stores. Other branded apparel manufacturers who have entered the outlet mall sector include Ralph Lauren, Liz Claiborne, Bugle Boy, J. Crew, Jockey, Donna Karan, Sara Lee, Jones New York, Nautica, Tommy Hilfiger, Calvin Klein and Anne Klein.

    The following table sets forth the number of openings and closings of the Company's retail stores by fiscal year since 1990 and the number of stores operated at the end of each fiscal year:

                                         Fiscal Fiscal Fiscal Fiscal  Fiscal
                                          1994   1993   1992   1991    1990

Store openings:. . . . . . . . . . . .     139    126    116    126    166 (1)
Store closings:. . . . . . . . . . . .      47     51     47     40     40
Total stores operated at year end: . .     872    780    705    636    550


(1) Includes 46 Windsor Shirt stores acquired during fiscal 1990.


    The Company plans to continue to expand the number of outlet stores which it operates. To continue this expansion, the Company must be able to open multiple stores in new malls, "back-fill" its store formats in a sufficient number of existing outlet malls and/or develop new store formats. The primary short-term source of the Company's retail expansion will, in addition to the stores acquired from Crystal Brands, be the opening of multiple store formats in new malls. There are currently approximately 22 new malls scheduled to open in 1995 and the Company intends to feature several store formats in almost all of them. A large portion of the retail expansion will come from these new malls and existing mall expansions. In addition, retail expansion will come from "back-filling", which entails adding one or more of the Company's store formats to malls in which the Company already operates stores in one or more other formats. Future growth will also come from the development of new store formats, such as the Geoffrey Beene stores offering casual apparel for women which opened late in the summer of 1993. The addition of these, as well as any other new formats will provide the Company with the opportunity to increase the number of stores the Company operates in existing and new malls. Performance of all stores is reviewed on a regular basis and poorly performing stores are closed when appropriate.

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

Employees

    As of January 29, 1995, the Company employed approximately 10,000 persons on a full-time basis and approximately 3,800 persons on a part-time basis. Of the approximately 13,800 persons employed by the Company, 65% are employed in the apparel business, 32% are employed in the footwear business and 3% are corporate employees. Approximately 4% of the Company's total employees are represented for the purpose of collective bargaining by three different unions. Additional persons, some represented by these three unions, are employed from time to time based upon the Company's manufacturing schedules and retailing seasonal needs. The Company believes that its relations with its employees are satisfactory.

Item 2.  Properties

    The Company maintains its principal executive offices at 1290 Avenue of the Americas, New York, New York, occupying approximately 80,000 square feet under a sub-lease which expires on December 30, 1998. The Company also maintains an administrative facility in Bridgewater, New Jersey, where the Company occupies a building of approximately 153,000 square feet under a lease which expires on July 30, 2007. The following tables summarize the other manufacturing facilities, warehouses and distribution centers, administrative offices and retail stores of the Company as of January 29, 1995:

                               Apparel Business

                                                            Square Feet of
                                                         Floor Space (000's)

                                                        Owned  Leased  Total

Manufacturing Facilities . . . . . . . . . . . . . .      333    277     610
Warehouses and Distribution Centers. . . . . . . . .    1,360    537   1,897
Administrative . . . . . . . . . . . . . . . . . . .       16     52      68
Retail Stores. . . . . . . . . . . . . . . . . . . .        4  1,995   1,999

                                                        1,713  2,861   4,574

                               Footwear Business
                                                        Owned  Leased  Total

Manufacturing Facilities . . . . . . . . . . . . . .      274    115     389
Warehouses and Distribution Centers. . . . . . . . .      127    185     312
Administrative . . . . . . . . . . . . . . . . . . .       20    135     155
Retail Stores. . . . . . . . . . . . . . . . . . . .        9  1,388   1,397

                                                          430  1,823   2,253

     Leases for these apparel and footwear facilities have expiration dates through December 2003. Information with respect to minimum annual rental commitments under leases in which the Company is a lessee is incorporated herein by reference to the note entitled "Leases" in the Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Item 3.  Legal Proceedings

     The Company is a party to certain litigation which, in the Company's judgment based in part on the opinion of legal counsel, will not have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the Company's Executive Officers:

   Name                                      Position                    Age

Bruce J. Klatsky       Chairman; President; Chief Executive Officer;
                         Director                                         46
Irwin W. Winter        Vice President, Finance; Chief Financial Officer;
                         Director                                         61
Walter T. Rossi        Chairman, PVH Retail Group                         52
Allen E. Sirkin        Chairman, PVH Wholesale Group                      52
Mark Weber             Vice President; Group President, The
                         Sportswear Group                                 46


     Mr. Bruce J. Klatsky has been employed by the Company in various capacities over the last 23 years, and has been President of the Company since 1987. Mr. Klatsky has served as a director of the Company since 1985 and was named Chief Executive Officer in June of 1993 and Chairman of the Board of Directors in June of 1994.

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

     Mr. Mark Weber has been employed by the Company in various capacities over the last 23 years, has been Vice President of the Company since 1988 and was recently named Group President, The Sportswear Group.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

     Information with respect to the market for the Company's common stock and related security holder matters which appears under the heading "Selected Quarterly Financial Data" in the 1994 Annual Report to Stockholders, is incorporated herein by reference.

Item 6.  Selected Financial Data

     Selected Financial Data which appears under the heading "Eight Year Financial Summary" in the 1994 Annual Report to Stockholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations which appears under the heading "Financial Review" in the 1994 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements, which appear in the 1994 Annual Report to Stockholders, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 13, 1995.

Item 11.  Executive Compensation

     Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 13, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to the Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 13, 1995.

Item 13.  Certain Relationships and Related Transactions

     Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 13, 1995.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements are incorporated by reference in Item 8 of this report:

       Consolidated Statements of Income--Years Ended January 29, 1995,
         January 30, 1994 and January 31, 1993
       Consolidated Balance Sheets--January 29, 1995 and January 30, 1994 Consolidated Statements of Cash Flows--Years Ended January 29, 1995,
         January 30, 1994 and January 31, 1993
       Consolidated Statements of Changes in Stockholders' Equity--
         Years Ended January 29, 1995, January 30, 1994 and January 31, 1993 Notes to Consolidated Financial Statements

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

    3.4 Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1993).

    3.5 Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1993).

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

    4.6 First Amendment, dated as of February 13, 1995, to the Credit Agreement dated as of December 16, 1993.

    4.7 Note Agreement, dated October 1, 1992, among PVH, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Unum Life Insurance Company of America, Nationwide Life Insurance Company, Employers Life Insurance Company of Wausau and Lutheran Brotherhood (incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

    4.8 Indenture, dated as of November 1, 1993, between PVH and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

   *10.1 1987 Stock Option Plan, including all amendments through March 30, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30,
           1994).

   *10.2   1973 Employees' Stock Option Plan (incorporated by reference to
           Exhibit 1 to the Company's Registration Statement on Form S-8 (Reg. No. 2-72959) filed on July 15, 1981).

   *10.3 Supplement to 1973 Employees' Stock Option Plan (incorporated by reference to the Company's Prospectus filed pursuant to Rule 424(c) to the Registration Statement on Form S-8 (Reg. No. 2-72959) filed on March 31, 1982).

   *10.4 Phillips-Van Heusen Corporation Special Severance Benefit Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 16, 1987).

   *10.5 Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 16, 1987).

   *10.6 Phillips-Van Heusen Corporation Amendment to Capital Accumulation Plan (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
           1987).

   *10.7 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
           1988).

   Exhibit
   Number

   *10.8 Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan, dated January 1, 1991, as amended and restated on June 2, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

   *10.9 Phillips-Van Heusen Corporation Supplemental Savings Plan, dated as of January 1, 1991 and amended and restated as of January 1, 1992 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992).

    10.10 Asset Sale Agreement, dated January 24, 1995, Among the Company and Crystal Brands, Inc., Crystal Apparel, Inc., Gant Corporation, Crystal Sales, Inc., Eagle Shirtmakers, Inc., and Crystal Brands (Hong Kong) Limited (incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated March 6, 1995).

   *10.11 Agreement, dated as of April 28, 1993, between Bruce J. Klatsky, Lawrence S. Phillips and the Company.

   *10.12 Non-Incentive Stock Option Agreement, dated as of April 28, 1993, between the Company and Bruce J. Klatsky. Non-Incentive Stock Option Agreement, dated as of December 3, 1993, between the Company and Bruce J. Klatsky (reload of April 28, 1993 Non-Incentive Stock Option Agreement).

   *10.13 Amendment, dated December 6, 1993, to the Agreement, dated April 28, 1993, between Bruce J. Klatsky, Lawrence S. Phillips and the Company.

   *10.14 Consulting and non-competition agreement, dated February 14, 1995, between the Company and Lawrence S. Phillips.

   *10.15  Form of Restricted Stock Plan, effective as of April 18, 1995.

    11.    Statement re: Computation of Earnings Per Share.

    13. Sections of the 1994 Annual Report to Stockholders for the fiscal year ended January 29, 1995 which are included in Parts I and II of this Form 10-K. These sections are Selected Quarterly Financial Data, Eight Year Financial Summary, Financial Review and the consolidated financial statements.

    21.    Subsidiaries of the Company.

    23.    Consent of Independent Auditors.

    27.    Financial Data Schedule

(b) Reports filed on Form 8-K filed during the fourth quarter of 1994:

    Form 8-K dated January 24, 1995

       Item 5. Other Item - The Company enters into a binding agreement to acquire the Apparel Group of Crystal Brands, Inc. subject to approval from a Federal Bankruptcy Court.

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

  * Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a) of this report.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PHILLIPS-VAN HEUSEN CORPORATION



                             By:         Bruce J. Klatsky
                                           Bruce J. Klatsky
                                  Chairman, President, Chief
                                     Executive Officer and Director

                             Date:  April 19, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                         Date

  Bruce J. Klatsky       Chairman, President, Chief Executive  April 19, 1995
     Bruce J. Klatsky     Officer and Director (Principal
                          Executive Officer)

   Irwin W. Winter       Vice President, Finance and           April 18, 1995
      Irwin W. Winter      Director (Principal Financial
                           Officer)

   Emanuel Chirico       Vice President and Controller         April 20, 1995
     Emanuel Chirico       (Principal Accounting Officer)

   Edward H. Cohen       Director                              April 18, 1995
      Edward H. Cohen

    Estelle Ellis        Director                              April 18, 1995
       Estelle Ellis

   Joseph B. Fuller      Director                              April 20, 1995
       Joseph B. Fuller

Maria Elena Lagomasino   Director                              April 20, 1995
     Maria Elena Lagomasino

    Harry N.S. Lee       Director                              April 20, 1995
        Harry N.S. Lee

     Bruce Maggin        Director                              April 20, 1995
       Bruce Maggin

  Ellis E. Meredith      Director                              April 18, 1995
     Ellis E. Meredith

 Steven L. Osterweis     Director                              April 18, 1995
     Steven L. Osterweis

 William S. Scolnick     Director                              April 20, 1995
     William S. Scolnick

   Peter J. Solomon      Director                              April 20, 1995
      Peter J. Solomon

FORM 10-K-ITEM 14(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULES


     The following consolidated financial statement schedule of Phillips-Van Heusen Corporation and subsidiaries is included herein:


     Schedule II   -  Valuation and Qualifying Accounts. . . . . . . .   F-2


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                                                 SCHEDULE II

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                          VALUATION AND QUALIFYING ACCOUNTS
                                             Year Ended January 29, 1995

          Column A                      Column B                   Column C               Column D     Column E
                                                                   Additions
                                       Balance at      Charged to         Charged to                      Balance
                                        Beginning       Costs and            Other                        at End
         Description                    of Period        Expense           Accounts      Deductions      of Period
Deducted from asset accounts:
  Allowance for doubtful
    accounts. . . . . . . . . . . .    $2,171,067       $508,862(a)     $277,676(b)     $1,341,067(c)   $1,616,538


(a)  Provisions for doubtful accounts.
(b)  Recoveries of doubtful accounts previously written off.
(c) Primarily uncollectible accounts charged against the allowance provided therefor.

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

                                                                  EXHIBIT 11

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                      COMPUTATION OF EARNINGS PER COMMON SHARE
                                      (In thousands, except per share amounts)

                                                                                  1994         1993        1992

      Primary:
Income before extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . . $ 30,015    $ 43,252      $37,881
Extraordinary loss, net of tax. . . . . . . . . . . . . . . . . . . . . . . . .       -      (11,394)         -
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30,015      31,858       37,881
Preferred stock dividend. . . . . . . . . . . . . . . . . . . . . . . . . . . .       -          -          2,138

   Net income, common shares. . . . . . . . . . . . . . . . . . . . . . . . . . $ 30,015    $ 31,858      $35,743

Common shares and common share equivalents:
   Weighted average number of shares outstanding. . . . . . . . . . . . . . . .   26,563      26,142       23,766
   Shares issuable upon exercise of dilutive common stock options, net of shares assumed to be repurchased (at the average
      period market price) out of proceeds obtained therefrom . . . . . . . . .      591         964        1,487

   Total common shares and common share equivalents . . . . . . . . . . . . . .   27,154      27,106       25,253

Income per common share and common share equivalents before
  extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    1.11   $    1.60     $   1.42
Extraordinary loss per common share and common share equivalents. . . . . . . .    -           (0.42)         -

   Net income per common share and common share equivalents . . . . . . . . . .$    1.11   $    1.18     $   1.42


      Fully diluted:
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 30,015    $ 31,858      $37,881

Total common shares and common share equivalents (see above). . . . . . . . . .   27,154      27,106       25,253
Additional shares issuable upon:
   Conversion of redeemable preferred stock . . . . . . . . . . . . . . . . . .      -          -           1,314
   Exercise of dilutive common stock options, net of shares
   assumed to be repurchased (at the greater of average period or
   period end market price) . . . . . . . . . . . . . . . . . . . . . . . . . .        4          18           26

   Total common shares and common share equivalents assuming
      full dilution . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27,158      27,124       26,593

      Net income per common share and common share equivalents. . . . . . . . .$    1.11   $    1.18     $   1.42


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

Abese Limited                                   Hong Kong

Confecciones Imperio, S.A.                      Costa Rica

Camisas Modernas, S.A.                          Guatemala

G. H. Bass Comercio
 Exportacacao Ltda.                             Brazil

PVH Retail Corp.                                Delaware

Windsor Shirt Company                           Pennsylvania

                                                        EXHIBIT 23


Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report on Form 10-K of Phillips-Van Heusen Corporation of our report dated March 14, 1995, included in the Annual Report to Stockholders of Phillips-Van Heusen Corporation.

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

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-50751), Registration Statement (Form S-8 No. 33-59602), Registration Statement (Form S-3 No. 33-46770), Registration Statement (From S-8 No. 33-59602), Registration Statement (Form S-8 No. 33-38698), Post-Effective amendment No. 1 to the Registration Statement
(Form S-8 No. 33-24057), Post-Effective amendment No. 2 to the Registration Statement (Form S-8 No. 2-73803), Post-Effective amendment No. 4 to the Registration Statement (Form S-8 No. 2-72959), Post-Effective amendment No. 6 to the Registration Statement (Form S-8 No. 2-64564), and Post-Effective amendment No. 13 to the Registration Statement (Form S-8 No. 2-47910), of Phillips-Van Heusen Corporation and in the related Prospectuses of our report dated March 14, 1995, with respect to the consolidated financial statements and schedules of Phillips-Van Heusen Corporation included in this Form 10-K for the year ended January 29, 1995.

                                                      ERNST & YOUNG LLP


New York, New York
April 28, 1995