Form 10-Q
period 1995-04-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 1995-06-14
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of May 31, 1995: 26,666,116 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants' Review Report................................    1

Consolidated Balance Sheets as of April 30, 1995 and
January 29, 1995......................................................    2

Consolidated Statements of Income for the thirteen weeks
ended April 30, 1995 and May 1, 1994..................................    3

Consolidated Statements of Cash Flows for the thirteen weeks ended
April 30, 1995 and May 1, 1994........................................    4

Notes to Consolidated Financial Statements............................   5-6

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   7-8

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  9-11

Signatures............................................................   12

Exhibit--Acknowledgment of Independent Accountants....................   13

Exhibit--Financial Data Schedule......................................   14

                    Independent Accountants' Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of April 30, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended April 30, 1995 and May 1, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Phillips-Van Heusen Corporation as of January 29, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                ERNST & YOUNG LLP



New York, New York
May 16, 1995

Phillips-Van Heusen Corporation
Consolidated Balance Sheets
(In thousands, except share data)

                                                            UNAUDITED      AUDITED
                                                            April 30,    January 29,
                                                              1995           1995
ASSETS
 Current Assets:
  Cash, including cash equivalents of $9,438 and $68,586   $ 11,738      $ 80,473
  Trade receivables, less allowances of $4,808 and $1,617    89,458        77,527
  Inventories                                               338,341       255,244
  Other, including deferred taxes of $7,108                  21,228        16,426
      Total Current Assets                                  460,765       429,670
  Property, Plant and Equipment                             142,573       136,297
  Goodwill                                                  124,734        17,733
  Other Assets, including deferred taxes of $10,412 and
    $9,502                                                   22,991        12,584
                                                           $751,063      $596,284

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                            $ 84,855      $      0
  Accounts payable                                           49,034        38,759
  Accrued expenses                                           95,326        75,014
  Current portion of long-term debt                             260           260
      Total Current Liabilities                             229,475       114,033
 Long-Term Debt, less current portion                       194,681       169,679
 Other Liabilities                                           56,433        37,112
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
  shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000
  shares authorized; shares issued 26,657,116
  and 26,610,310                                             26,657        26,610
 Additional Capital                                         113,128       112,801
 Retained Earnings                                          130,689       136,049
      Total Stockholders' Equity                            270,474       275,460

                                                           $751,063      $596,284





See accompanying notes.

Phillips-Van Heusen Corporation
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)


                                                              Thirteen Weeks
                                                                   Ended
                                                           April 30,     May 1,
                                                             1995         1994

Net sales                                                  $282,987    $238,897

Cost of goods sold                                          185,584     159,735

Gross profit                                                 97,404      79,162

Selling, general and administrative expenses                 97,756      81,371

Loss before interest and taxes                                 (352)     (2,209)

Interest expense, net                                         4,783       3,322

Loss before taxes                                            (5,135)     (5,531)

Income taxes                                                  1,775       2,000

Net loss                                                   $ (3,360)   $ (3,531)

Net loss per share                                         $  (0.13)   $  (0.13)

Cash dividends per share                                   $ 0.0375    $ 0.0375




See accompanying notes.

Phillips-Van Heusen Corporation
Consolidated Statements of Cash Flows
Unaudited
(In Thousands)

                                                           Thirteen Weeks Ended
                                                           April 30,     May 1,
                                                             1995         1994

OPERATING ACTIVITIES:
  Net Loss                                                $ (3,360)    $ (3,531)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                            8,188        5,875
    Other-net                                               (2,841)        (993)

  Changes in operating assets and liabilities:
    Receivables                                             10,201       (3,165)
    Inventories                                            (45,253)      (3,001)
    Accounts payable and accrued expenses                  (15,234)     (12,156)
    Other-net                                               (7,319)        (582)
      Net Cash Used By Operating Activities                (55,618)     (17,553)


INVESTING ACTIVITIES:
  Acquisition of Crystal Brands                           (114,503)
  Plant and equipment acquired                             (10,137)      (8,158)
  Contributions from landlords                               2,049        1,219
  Other-net                                                  1,244        1,484
      Net Cash Used By Investing Activities               (121,347)      (5,455)


FINANCING ACTIVITIES:
  Borrowings from revolving credit facility                109,856
  Exercise of stock options                                    374          594
  Payment of dividends                                      (2,000)      (1,990)
      Net Cash Provided (Used) By Financing Activities     108,230       (1,396)

      DECREASE IN CASH                                     (68,735)     (24,404)

     Cash at beginning of period                            80,473       68,070

     Cash at end of period                                $ 11,738     $ 43,666


See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Company's Annual Report to Stockholders for the year ended January 29, 1995.

The results of operations for the thirteen weeks ended April 30, 1995 and May 1, 1994 are not necessarily indicative of those for a full fiscal year because of seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the segment information for the quarter ended May 1, 1994 to present that information on a basis consistent with the quarter ended April 30, 1995.

INVENTORIES

Inventories are summarized as follows:

                                       April 30,     January 29,
                                          1995           1995

            Raw materials               $ 16,432      $ 19,849
            Work in process               17,827        17,026
            Finished goods               304,082       218,369

                  Total                 $338,341      $255,244

Inventories are stated at the lower of cost or market. Cost for the apparel business is determined principally using the last-in first-out method (LIFO), except for certain sportswear inventories which are determined using the first-in first-out method (FIFO). Cost for the footwear business is determined using FIFO. Inventories would have been $13,580 and $12,700 higher than reported at April 30, 1995 and January 29, 1995, respectively, if the FIFO method of inventory accounting had been used for the entire apparel business.

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

SEGMENT DATA

The Company operates in two industry segments: (i) apparel - the manufacture, procurement for sale and marketing of a broad range of men's, women's and children's apparel to wholesale customers as well as through Company-owned retail stores, and (ii) footwear - the manufacture, procurement for sale and marketing of a broad range of men's, women's and children's shoes to wholesale customers as well as through Company-owned retail stores.

Operating income represents net sales less operating expenses. Excluded from operating results of the segments are interest expense, net, corporate expenses and income taxes.
                                                Thirteen Weeks
                                                    Ended
                                            April 30,      May 1,
                                              1995          1994

Net sales-apparel                           $204,991       $159,103

Net sales-footwear                            77,996         79,794

Total net sales                             $282,987       $238,897


Operating loss-apparel                      $ (1,333)      $ (1,724)

Operating income-footwear                      3,357          1,917

Total operating income                         2,024            193

Corporate expenses                             2,376          2,402

Interest expense, net                          4,783          3,322

Loss before taxes                           $ (5,135)      $ (5,531)

ACQUISITION

On February 17, 1995, the Company completed the acquisition of the Apparel Group of Crystal Brands, Inc. for $114,503 in cash, net of cash acquired, and subject to certain adjustments. This acquisition was accounted for as a purchase. The acquired operations are included in the Company's consolidated financial statements since February 17, 1995.

The Company acquired assets with a fair value estimated to be $134,503 (including $106,400 of excess of cost over net assets acquired) and assumed liabilities of $20,000. The Company has not yet determined the final value of the assets acquired and liabilities assumed, and, accordingly, adjustments to certain amounts in the consolidated balance sheet at April 30, 1995 may be required.

If the acquisition had occurred on the first day of fiscal 1994 instead of on February 17, 1995, the Company's proforma consolidated results of operations would have been:

                                           Thirteen Weeks Ended
                                           April 30,     May 1,
                                             1995         1994

Net sales                                  $289,118     $292,029

Net loss                                   $ (3,423)    $ (4,107)

Net loss per share                         $  (0.13)    $  (0.15)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 1995 Compared to Thirteen Weeks Ended
May 1, 1994

APPAREL

Net sales of the Company's apparel segment in the first quarter were $205.0 million in 1995 and $159.1 million last year, an increase of approximately 28.8%. The acquisition of the Apparel Group of Crystal Brands, Inc. on February 17, 1995, coupled with the growth in the Company's Geoffrey Beene and Bass Apparel retail operations, accounted for this increase.

Gross profit on apparel sales was 32.6% in the first quarter of 1995 compared with 32.2% in the prior year. Improved margins on Bass Apparel sales and better margins on merchandise sold under the labels acquired from Crystal Brands were offset, in part, by reduced margins on sales of private label apparel and by an increased LIFO charge of $0.9 million in this year's first quarter compared with $0.4 million in last year's quarter.

Selling, general and administrative expenses as a percent of apparel sales in the first quarter were 33.2% in both the current and prior year.

FOOTWEAR

Net sales of the Company's footwear segment were basically flat at $78.0 million in the first quarter of 1995 compared with $79.8 million last year.

Gross profit on footwear sales was 39.2% in the current quarter compared with 35.1% in the prior year's quarter. The prior year's quarter was negatively impacted by significant clearance markdowns to remove slower moving merchandise from inventory. The Company began the current year with a much improved inventory mix, which in turn reduced overall markdowns.

Selling, general and administrative expenses as a percent of footwear sales were 34.9% in the current quarter compared with 32.7% in the prior year's quarter. Growth of the Company's retail operations, which are seasonally weak in the first quarter, accounted for this increase.

INTEREST EXPENSE

Net interest expense was $4.8 million in the first quarter of 1995 compared with $3.3 million last year. This increase resulted from the cash purchase of the Apparel Group of Crystal Brands, Inc.

INCOME TAXES

Income tax was estimated at a rate of 34.6% for the first quarter and year of 1995 compared with last year's rates of 36.2% and 18.7% for the first quarter and year, respectively. The effective rate for the full year 1994, excluding the effect of reversals of estimated tax liabilities and restructuring expenses, would have been approximately 31.5%. The increase in the 1995 rate is due principally to normally taxed income increasing more rapidly than tax exempt income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses were $2.4 million in the first quarter of both 1995 and 1994.

SEASONALITY

The Company's business is seasonal, with higher sales and income during its third and fourth quarters, which coincide with the Company's two peak retail selling seasons: the first running from the start of the summer vacation period in late May and continuing through September; the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

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

Cash used by operations in the first quarter totalled $55.6 million in 1995 and $17.6 million last year. The seasonal build up in inventory for sales planned for the second quarter and balance of the year has increased in the current quarter due to the growth of the Company's business and due to the Company ending 1994 with approximately $13 million less inventory than 1993.

The Company has a revolving credit agreement under which the Company may, at its option, borrow and repay amounts up to a maximum of $185 million, except that for the Company's third quarter, during which period its borrowings peak, the maximum amount available to the Company is $200 million. The acquisition of Crystal Brands for cash was funded from the Company's cash reserves and from borrowings under this facility. The Company believes that its borrowing capacity under this facility is adequate for its 1995 peak seasonal needs. At the end of the first quarter, the Company estimated that $25 million of the outstanding borrowings under this facility are non-current. The resulting increase in long-term debt, offset in part by earnings generated over the past year, has increased the Company's long-term debt (net of invested cash) as a percentage of total capital to 40.6% at the end of the current quarter compared with 34.6% at the end of last year's first quarter.

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

     4.6 First Amendment, dated as of February 13, 1995, to the Credit Agreement dated as of December 16, 1993 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

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

    *10.11 Agreement, dated as of April 28, 1993, between Bruce J. Klatsky,
           Lawrence S. Phillips and the Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

    *10.12 Non-Incentive Stock Option Agreement, dated as of April 28, 1993, between the Company and Bruce J. Klatsky. Non-Incentive Stock Option Agreement, dated as of December 3, 1993, between the Company and Bruce J. Klatsky (reload of April 28, 1993 Non-Incentive Stock Option Agreement) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

    *10.13 Amendment, dated December 6, 1993, to the Agreement, dated April
           28, 1993, between Bruce J. Klatsky, Lawrence S. Phillips and the Company (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

    *10.14 Consulting and non-competition agreement, dated February 14, 1995, between the Company and Lawrence S. Phillips (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

    *10.15 Performance Restricted Stock Plan, effective as of April 18, 1995
           (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

     15.   Acknowledgement of Independent Accountants.

     27.   Financial Data Schedule.

  * Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a) of this report.

(b)  Reports on Form 8-K filed during the quarter ended April 30, 1995.

     Report on Form 8-K, Dated as of February 17, 1995, describing the acquisition of the Apparel Group of Crystal Brands, Inc.

     Amendment No. 1 to Report on Form 8-K, dated as of February 17, 1995, to include certain financial statements and pro forma financial information which were previously not available.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




June 8, 1995                        /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                  Exhibit 15



May 16, 1995


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in the Registration Statement (Form S-8, No. 33-59101), Registration Statement (Form S-3, No. 33-50751), Registration Statement (Form S-8, No. 33-59602), Registration Statement (Form S-3, No. 33-46770), Registration Statement (Form S-8, No. 33-38698), Post-Effective amendment No. 1 to the Registration Statement (Form S-8, No. 33-24057), Post-Effective amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), Post-Effective amendment No. 4 to the Registration Statement (Form S-8, No. 2-72959), Post-Effective amendment No. 6 to the Registration Statement (Form S-8, No. 2-64564), and Post-Effective amendment No. 13 to the Registration Statement (Form S-8, No. 2-47910), of Phillips-Van Heusen Corporation of our report dated May 16, 1995 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation which are included in its Form 10-Q for the three month period ended April 30, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                           ERNST & YOUNG LLP


New York, New York