Form 10-Q
period 1995-07-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 1995-09-13
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 1995


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of August 25, 1995: 26,722,879 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants Review Report..................................   1

Consolidated Balance Sheets as of July 30, 1995 and
January 29, 1995......................................................    2

Consolidated Statements of Income for the thirteen weeks and
twenty-six weeks ended July 30, 1995 and July 31, 1994................    3

Consolidated Statements of Cash Flows for the twenty-six weeks
ended July 30, 1995 and July 31, 1994.................................    4

Notes to Consolidated Financial Statements............................   5-7

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   8-11


PART II -- OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Stockholders..............   12

ITEM 6 - Exhibits and Reports on Form 8-K.............................  13-15

Signatures............................................................   16

Exhibit--Acknowledgment of Independent Accountants....................   17

Exhibit--Financial Data Schedule......................................   18

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of July 30, 1995, and the related condensed consolidated statements of income and cash flows for the 13 and 26 week periods ended July 30, 1995 and July 31, 1994. These financial statements are the responsibility of the Company's management.

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



New York, New York
September 13, 1995

Phillips-Van Heusen Corporation
Consolidated Balance Sheets
(In thousands, except share data)

                                                             UNAUDITED    AUDITED
                                                              July 30,  January 29,
                                                                1995        1995
ASSETS
 Current Assets:
  Cash, including cash equivalents of $9,215 and $68,586     $ 15,646   $ 80,473
  Trade receivables, less allowances of $4,852 and $1,617      92,675     77,527
  Inventories                                                 384,410    255,244
  Other, including deferred taxes of $7,108                    16,231     16,426
      Total Current Assets                                    508,962    429,670
  Property, Plant and Equipment                               143,440    136,297
  Goodwill                                                    123,952     17,733
  Other Assets, including deferred taxes of $10,412
    and $9,502                                                 25,123     12,584
                                                             $801,477   $596,284

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                              $113,095   $      0
  Accounts payable                                             38,592     38,759
  Accrued expenses                                             77,192     75,014
  Current portion of long-term debt                               260        260
      Total Current Liabilities                               229,139    114,033
 Long-Term Debt, less current portion                         239,682    169,679
 Other Liabilities                                             58,960     37,112
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
  shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000 shares
  authorized; shares issued 26,713,445 and 26,610,310          26,713     26,610
 Additional Capital                                           113,400    112,801
 Retained Earnings                                            133,583    136,049
      Total Stockholders' Equity                              273,696    275,460

                                                             $801,477   $596,284







See accompanying notes.


Phillips-Van Heusen Corporation
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

                                                     Thirteen Weeks        Twenty-Six Weeks
                                                          Ended                   Ended
                                                  July 30,    July 31,    July 30,    July 31,
                                                    1995        1994        1995        1994
Net sales                                         $349,493   $283,771     $632,480   $522,668

Cost of goods sold                                 229,896    189,010      415,479    348,745

Gross profit                                       119,597     94,761      217,001    173,923

Selling, general and administrative expenses       107,704     82,459      205,460    163,830

Income before interest and taxes                    11,893     12,302       11,541     10,093

Interest expense, net                                5,939      3,362       10,722      6,684

Income before taxes                                  5,954      8,940          819      3,409

Income taxes                                         2,060      3,205          285      1,205

Net income                                        $  3,894   $  5,735     $    534   $  2,204

Net income per share                              $   0.15   $   0.21     $   0.02   $   0.08

Cash dividends per share                          $ 0.0375   $ 0.0375     $  0.075   $  0.075






See accompanying notes.



Phillips-Van Heusen Corporation
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

                                                        Twenty-Six Weeks Ended
                                                        July 30,      July 31,
                                                          1995          1994

OPERATING ACTIVITIES:
  Net Income                                            $    534     $  2,204
  Adjustments to reconcile net income to net
  cash used by operating activities:
    Depreciation and amortization                         14,627       11,458
    Other-net                                             (2,704)      (2,028)

  Changes in operating assets and liabilities:
    Receivables                                            6,984       (9,147)
    Inventories                                          (91,322)     (25,041)
    Accounts payable and accrued expenses                (43,551)      (8,188)
    Other-net                                               (492)      (2,634)
      Net Cash Used By Operating Activities             (115,924)     (33,376)


INVESTING ACTIVITIES:
  Acquisition of the Apparel Group of Crystal Brands    (114,503)
  Plant and equipment acquired                           (19,512)     (20,736)
  Contributions from landlords                             4,393        4,010
  Other-net                                                  (78)       1,283
      Net Cash Used By Investing Activities             (129,700)     (15,443)


FINANCING ACTIVITIES:
  Proceeds from revolving line of credit and long-
    term borrowings                                      185,300
  Payments on revolving line of credit and long-
    term borrowings                                       (2,205)
  Exercise of stock options                                  702          694
  Payment of dividends                                    (3,000)      (2,987)
      Net Cash (Used) Provided By Financing Activities   180,797       (2,293)

     DECREASE IN CASH                                    (64,827)     (51,112)

     Cash at beginning of period                          80,473       68,070

     Cash at end of period                              $ 15,646     $ 16,958


See accompanying notes.

Phillips-Van Heusen Corporation

Notes To Consolidated Financial Statements
Unaudited
(In thousands)

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

The results of operations for the thirteen and twenty-six weeks ended July 30, 1995 and July 31, 1994 are not necessarily indicative of those for a full fiscal year because of seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the segment information for the thirteen and twenty-six weeks ended July 31, 1994 to present that information on a basis consistent with the thirteen and twenty-six weeks ended July 30, 1995.

INVENTORIES

Inventories are summarized as follows:

                                      July 30,      January 29,
                                        1995           1995

           Raw materials             $ 16,570        $ 19,849
           Work in process             17,920          17,026
           Finished goods             349,920         218,369

                 Total               $384,410        $255,244

Inventories are stated at the lower of cost or market. Cost for the apparel business is determined principally using the last-in first-out method (LIFO), except for certain sportswear inventories which are determined using the first-in first-out method (FIFO). Cost for the footwear business is determined using FIFO. Inventories would have been $14,000 and $12,700 higher than reported at July 30, 1995 and January 29, 1995, respectively, if the FIFO method of inventory accounting had been used for the entire apparel business.

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

SEGMENT DATA

The Company operates in two industry segments: (i) apparel - the manufacture, procurement for sale and marketing of a broad range of men's and women's apparel to wholesale customers as well as through Company-owned retail stores, and (ii) footwear - the manufacture, procurement for sale and marketing of a broad range of men's, women's and children's shoes to wholesale customers as well as through Company-owned retail stores.

Operating income represents net sales less operating expenses. Excluded from operating results of the segments are interest expense, net, corporate expenses and income taxes.

                                   Thirteen Weeks          Twenty-Six Weeks
                                        Ended                     Ended
                                 July 30,   July 31,       July 30,   July 31,
                                   1995       1994           1995       1994

Net sales-apparel               $255,944   $191,135       $460,935   $350,238

Net sales-footwear                93,549     92,636        171,545    172,430

Total net sales                 $349,493   $283,771       $632,480   $522,668


Operating income-apparel        $  6,336   $  3,821       $  5,003   $  2,097

Operating income-footwear          8,435     10,438         11,792     12,355

Total operating income            14,771     14,259         16,795     14,452

Corporate expenses                (2,878)    (1,957)        (5,254)    (4,359)

Interest expense, net             (5,939)    (3,362)       (10,722)    (6,684)

Income before taxes             $  5,954   $  8,940       $    819   $  3,409


ACQUISITION

On February 17, 1995, the Company completed the acquisition of the Apparel Group of Crystal Brands, Inc. for $114,503 in cash, net of cash acquired, and subject to certain adjustments. This acquisition was accounted for as a purchase. The acquired operations are included in the Company's consolidated financial statements since February 17, 1995.

The Company acquired assets with a fair value estimated to be $181,170 (including $106,400 of excess of cost over net assets acquired) and assumed liabilities estimated to be $66,667. The Company has not yet determined both the final value of the assets acquired and liabilities assumed, and the allocation of these assets and liabilities within the Company's consolidated balance sheet. Accordingly, adjustments to the Company's consolidated balance sheet at July 30, 1995 may be required.

If the acquisition had occurred on the first day of fiscal 1994 instead of on February 17, 1995, the Company's proforma consolidated results of operations would have been:

                                           Twenty-Six Weeks Ended
                                            July 30,       July 31,
                                              1995           1994

Net sales                                  $638,611       $631,243

Net income                                 $    471       $  1,464

Net income per share                       $   0.02       $   0.05


SUBSEQUENT EVENT - PLANT AND STORE CLOSINGS AND OTHER EVENTS

On September 13, 1995, the Company adopted and began to implement a plan designed to reduce costs and realign the product distribution mix primarily within the Company's apparel business. Significant components of the plan include the closure of three domestic apparel manufacturing facilities before year-end and the closing of approximately 200 less profitable retail outlet stores. As a result, the Company will record a pre-tax charge of approximately $23,000 in the third quarter of 1995. Approximately one half of this charge relates to noncash items. This charge principally relates to the cost of termination benefits for approximately twelve hundred employees and the write-off of certain fixed assets located in the affected manufacturing facilities and outlet stores. The Company believes these changes will improve future profitability through lower operating costs and improved margins. As part of its ongoing expense and cost reduction initiatives, the Company will continue to evaluate its operating structure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 30, 1995 Compared to Thirteen Weeks Ended
July 31, 1994

APPAREL

Net sales of the Company's apparel segment in the second quarter were $255.9 million in 1995 and $191.1 million last year, an increase of approximately 33.9%. The acquisition of the Apparel Group of Crystal Brands, Inc. on February 17, 1995, coupled with growth in the Company's Geoffrey Beene and Bass Apparel retail operations, accounted for most of this increase.

Gross profit on apparel sales was 32.7% in the second quarter of 1995 compared to 30.8% in last year's second quarter. Better margins on most wholesale product lines as well as on merchandise sold under the Izod and Gant labels acquired from Crystal Brands accounted for this increase. In addition, the second quarter LIFO charge was $0.4 million in 1995 compared to $1.8 million last year.

Selling, general and administrative expenses as a percent of apparel sales in the second quarter were 30.3% in 1995 and 28.8% in 1994. The increased percentage relates principally to the higher marketing and selling costs associated with the newly acquired Izod and Gant businesses.

FOOTWEAR

Net sales of the Company's footwear segment were $93.5 million in the second quarter of 1995 and $92.6 million last year, an increase of approximately 1.0%.

Gross profit on footwear sales was 38.3% in the second quarter of 1995 compared to 38.8% in last year's second quarter. The decrease primarily relates to promotional markdowns taken this year in the Company's retail stores to clear spring and summer merchandise from inventory.

Selling, general and administrative expenses as a percent of footwear sales in the second quarter were 29.3% in 1995 and 27.5% in 1994. Growth of the Company's retail operations, which are seasonally weak in the first half of the year, was the primary reason for this increase.

INTEREST EXPENSE

Net interest expense was $5.9 million in the second quarter of 1995 compared with $3.4 million last year. This increase resulted from the cash purchase of the Apparel Group of Crystal Brands, Inc.

INCOME TAXES

Income tax was estimated at rates of 34.6% and 34.8% for the second quarter and year of 1995 compared with last year's rates of 35.9% and 18.7% for the second quarter and year, respectively. The effective rate for the full year 1994, excluding the effect of reversals of estimated tax liabilities and restructuring expenses, would have been approximately 31.5%. The increase in the 1995 rate is due principally to normally taxed income increasing more rapidly than tax exempt income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses were $2.9 million in the second quarter of 1995 compared to $2.0 million in 1994. The second quarter of 1994 included a credit to the Company's unfunded supplemental savings plan liability.

Twenty-Six Weeks Ended July 30, 1995 Compared to Twenty-Six Weeks Ended July 31, 1994

APPAREL

Net sales of the Company's apparel segment were $460.9 million during the first six months of 1995, an increase of 31.6% from the prior year's $350.2 million. The acquisition of the Apparel Group of Crystal Brands, Inc. on February 17, 1995, coupled with the growth in the Company's Geoffrey Beene and Bass Apparel retail operations, accounted primarily for this increase.

Gross profit on apparel sales was 32.7% in the first half of 1995 compared to 31.4% in last year's first half. Better margins on merchandise sold under the Izod and Gant labels acquired from Crystal Brands accounted primarily for this increase. In addition, the current year includes a LIFO charge of $1.3 million compared with a charge of $2.2 million in the prior year.

Selling, general and administrative expenses as a percent of apparel sales in the first half were 31.6% in 1995 and 30.8% in 1994. The increased percentage relates principally to the higher marketing and selling costs associated with the newly acquired Izod and Gant businesses.

FOOTWEAR

Net sales of the Company's footwear segment were $171.5 million compared to the prior year's $172.4 million.

Gross profit on footwear sales was 38.7% in the first half of 1995 compared to 37.1% in last year's first half. The prior year's first half was impacted by significant clearance markdowns to clear slower moving merchandise from inventory. The Company began the current year with a much improved inventory mix, which in turn reduced clearance markdowns. Offsetting this positive trend, in part, were promotional markdowns in the Company's retail stores in the second quarter which related to sluggish sales of spring and summer merchandise.

Selling, general and administrative expenses as a percent of footwear sales in the first half were 31.8% in 1995 and 29.9% in 1994. Growth of the Company's retail operations, which are seasonally weak in the first half of the year, accounted primarily for this increase. In addition, the prior year included the benefit of certain accrual reversals.

INTEREST EXPENSE

Net interest expense was $10.7 million in the first half of 1995 compared with $6.7 million last year. This increase resulted from the cash purchase of the Apparel Group of Crystal Brands, Inc.

INCOME TAXES

Income tax was estimated at a rate of 34.8% for the first half and year of 1995 compared with last year's rates of 35.3% and 18.7% for the first half and year, respectively. The effective rate for the full year 1994, excluding the effect of reversals of estimated tax liabilities and restructuring expenses, would have been approximately 31.5%. The increase in the 1995 rate is due principally to normally taxed income increasing more rapidly than tax exempt income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses were $5.3 million in the first half of 1995 compared to $4.4 million in 1994. The second quarter of 1994 included a credit to the Company's unfunded supplemental savings plan liability.

SEASONALITY

The Company's business is seasonal, with higher sales and income during its third and fourth fiscal quarters, which coincide with the Company's two peak retail selling seasons: the first running from the start of the summer vacation period in late May and continuing through September; the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

Also contributing to the strength of the third fiscal quarter is the high volume of fall shipments to wholesale customers which are generally more profitable than spring shipments. The slower spring selling season at wholesale combined with retail seasonality makes the first fiscal quarter particularly weak.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business typically requires the use of cash to fund a build up in the Company's inventory in the first half of each fiscal year. During the third and fourth quarters, the Company's higher level of sales tends to reduce its inventory and generate cash from operations.

Cash used by operations in the first half totalled $115.9 million in 1995 and $33.4 million last year. The seasonal build up in inventory for sales planned for the second half of the year was greater in the first half 1995 due to growth in the Company's business, including the acquisition of the Apparel Group of Crystal Brands.

The Company has a revolving credit agreement under which the Company may, at its option, borrow and repay amounts up to a maximum of $185 million, except that for the Company's third quarter, during which period its borrowings peak, the maximum amount available to the Company is $200 million. The acquisition of Crystal Brands for cash was funded from the Company's cash reserves and from borrowings under this facility. The Company believes that its borrowing capacity under this facility is adequate for its 1995 peak seasonal needs. At the end of the second quarter, the Company estimated that $70 million of the outstanding borrowings under this facility are non-current. The resulting increase in long-term debt, offset in part by earnings generated over the past year, has increased the Company's long-term debt (net of invested cash) as a percentage of total capital to 45.7% at the end of the current quarter compared with 38.7% at the end of last year's second quarter.

PLANT AND STORE CLOSINGS AND OTHER EVENTS

On September 13, 1995, the Company adopted and began to implement a plan designed to reduce costs and realign the product distribution mix primarily within the Company's apparel business. Significant components of the plan include the closure of three domestic apparel manufacturing facilities before year-end and the closing of approximately 200 less profitable retail outlet stores. As a result, the Company will record a pre-tax charge of approximately $23,000 in the third quarter of 1995. This charge principally relates to the cost of termination benefits for approximately twelve hundred employees and the write-off of certain fixed assets located in the affected manufacturing facilities and outlet stores. The Company believes these changes will improve future profitability through lower operating costs and improved margins. As part of its ongoing expense and cost reduction initiatives, the Company will continue to evaluate its operating structure.

                          Part II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual stockholders' meeting was held on June 13, 1995. The total shares of Common Stock entitled to vote were 24,109,913. There were present in person or by proxy holders of 90.4% of these shares.

The following directors were elected to serve for a term of three years:

                                   For           Vote Withheld

Edward H. Cohen                 23,925,056          184,857
Estelle Ellis                   23,930,103          179,810
Maria Elena Lagomasino          23,917,723          192,190
William S. Scolnick             23,907,876          202,037

The Company's Stock Option Plan was amended to increase the number of shares of Common Stock which may be granted under the Option Plan from 2,500,000 to 3,150,000. The vote was 18,882,993 For and 5,130,739 Against.

The Company's Performance Restricted Stock Plan was adopted with a vote of 22,953,054 For and 1,065,495 Against.

Ernst & Young was appointed to serve as the Company's independent auditors until the next stockholders' meeting. The vote was 24,008,989 For and 60,768 Against.

The resolution proposed by two stockholders that new Directors be elected annually and not by classes, as is now provided, was defeated with a vote of 14,638,220 Against and 5,875,956 In Favor.


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


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




September 11, 1995                  /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                    Exhibit 15



September 13, 1995


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in the Registration Statement (Form S-8, No. 33-59101), Registration Statement (Form S-8, No. 33-59602), Registration Statement (Form S-8, No. 33-38698), Post-Effective amendment No. 1 to the Registration Statement (Form S-8, No. 33-24057), Post-Effective amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), Post-Effective amendment No. 4 to the Registration Statement (Form S-8, No. 2-72959), Post-Effective amendment No. 6 to the Registration Statement (Form S-8, No. 2-64564), and Post-Effective amendment No. 13 to the Registration Statement (Form S-8, No. 2-47910), of Phillips-Van Heusen Corporation of our report dated August 15, 1995 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation which are included in its Form 10-Q for the three month period ended July 30, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                           ERNST & YOUNG LLP


New York, New York