Form 10-Q
period 1995-10-29
PHILLIPS VAN HEUSEN CORP /DE/
filed 1995-12-13
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 1995


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of November 28, 1995: 26,791,801 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants Review Report..................................   1

Consolidated Balance Sheets as of October 29, 1995 and
January 29, 1995......................................................    2

Consolidated Statements of Income for the thirteen weeks and
thirty-nine weeks ended October 29, 1995 and October 30, 1994..........   3

Consolidated Statements of Cash Flows for the thirty-nine weeks
ended October 29, 1995 and October 30, 1994...........................    4

Notes to Consolidated Financial Statements............................   5-7

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   8-11


PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  12-14

Signatures............................................................   15

Exhibit--Acknowledgment of Independent Accountants....................   16

Exhibit--Financial Data Schedule......................................   17

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of October 29, 1995, and the related condensed consolidated statements of income and cash flows for the 13 and 39 week periods ended October 29, 1995 and October 30, 1994. These financial statements are the responsibility of the Company's management.

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

                                                ERNST & YOUNG LLP



New York, New York
November 14, 1995

Phillips-Van Heusen Corporation
Consolidated Balance Sheets
(In thousands, except per share data)

                                                            UNAUDITED     AUDITED
                                                           October 29,  January 29,
                                                               1995         1995
ASSETS
 Current Assets:
  Cash, including cash equivalents of $11,446 and $68,586  $ 22,311     $ 80,473
  Trade receivables, less allowances of $4,951 and $1,617   148,086       77,527
  Inventories                                               357,212      255,244
  Other, including deferred taxes of $9,754 and $7,108       18,808       16,426
      Total Current Assets                                  546,417      429,670
 Property, Plant and Equipment                              135,996      136,297
 Goodwill                                                   137,205       17,733
 Other Assets, including deferred taxes of $9,502
      at January 29, 1995                                    14,798       12,584
                                                           $834,416     $596,284

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                            $118,417     $      0
  Accounts payable                                           50,384       38,759
  Accrued expenses                                           94,888       75,014
  Current portion of long-term debt                             280          260
      Total Current Liabilities                             263,969      114,033
 Long-Term Debt, less current portion                       239,403      169,679
 Other Liabilities, including deferred taxes of $2,795
      at October 29, 1995                                    62,202       37,112
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
  shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000 shares
  authorized; shares issued 26,781,801 and 26,610,310        26,782       26,610
 Additional Capital                                         113,856      112,801
 Retained Earnings                                          128,204      136,049
      Total Stockholders' Equity                            268,842      275,460

                                                           $834,416     $596,284







See accompanying notes.



Phillips-Van Heusen Corporation
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

                                                  Thirteen Weeks          Thirty-Nine Weeks
                                                       Ended                    Ended
                                             October 29, October 30,   October 29, October 30,
                                                 1995        1994          1995        1994
Net sales                                    $448,007    $379,406      $1,080,487  $902,074

Cost of goods sold                            308,952     256,019         724,431   604,764

Gross profit                                  139,055     123,387         356,056   297,310

Selling, general and administrative expenses  116,749      93,582         322,209   257,412

Plant, store closing and restructuring
  expenses                                     25,000        -             25,000      -

(Loss) income before interest and taxes        (2,694)     29,805           8,847    39,898

Interest expense, net                           6,559       3,377          17,281    10,061

(Loss) income before taxes                     (9,253)     26,428          (8,434)   29,837

Income tax (benefit) expense                   (4,879)      8,578          (4,594)    9,783

Net (loss) income                            $ (4,374)   $ 17,850      $   (3,840) $ 20,054

Net (loss) income per share                  $  (0.16)   $   0.66      $    (0.14) $   0.74

Cash dividends per share                     $ 0.0375    $ 0.0375      $   0.1125  $ 0.1125






See accompanying notes.


Phillips-Van Heusen Corporation
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

                                                        Thirty-Nine Weeks Ended
                                                        October 29,  October 30,
                                                           1995          1994

OPERATING ACTIVITIES:
  Net (loss) income                                      $ (3,840)    $ 20,054
  Adjustments to reconcile net (loss) income to net
  cash used by operating activities:
    Depreciation and amortization                          22,498       17,273
    Write-off of fixed assets                              11,000
    Other-net                                              (3,480)      (3,135)

  Changes in operating assets and liabilities:
    Receivables                                           (50,618)     (41,150)
    Inventories                                           (65,688)     (20,501)
    Accounts payable and accrued expenses                 (23,072)      22,692
    Other-net                                                (150)      (3,036)
      Net Cash Used By Operating Activities              (113,350)      (7,803)


INVESTING ACTIVITIES:
  Acquisition of the Apparel Group of Crystal Brands     (114,503)         -
  Plant and equipment acquired                            (25,029)     (37,233)
  Contributions from landlords                              6,930       10,561
  Other-net                                                 2,411        1,908
      Net Cash Used By Investing Activities              (130,191)     (24,764)


FINANCING ACTIVITIES:
  Proceeds from revolving line of credit and long-
    term borrowings                                       204,737           -
  Payments on revolving line of credit and long-
    term borrowings                                       (16,580)        (245)
  Exercise of stock options                                 1,227          996
  Payment of dividends                                     (4,005)      (3,983)
      Net Cash Provided (Used) By Financing Activities    185,379       (3,232)

     DECREASE IN CASH                                     (58,162)     (35,799)

     Cash at beginning of period                           80,473       68,070

     Cash at end of period                               $ 22,311     $ 32,271


Note: Net loss for the thirty-nine weeks ended October 29, 1995 includes a $25,000 pre-tax charge for plant, store closing and restructuring expenses.

See accompanying notes.

Phillips-Van Heusen Corporation

Notes To Consolidated Financial Statements
Unaudited
(In thousands, except per share amounts)

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

The results of operations for the thirteen and thirty-nine weeks ended October 29, 1995 and October 30, 1994 are not necessarily indicative of those for a full fiscal year because of seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the segment information for the thirteen and thirty-nine weeks ended October 30, 1994 to present that information on a basis consistent with the thirteen and thirty-nine weeks ended October 29, 1995.

INVENTORIES

Inventories are summarized as follows:

                                     October 29,      January 29,
                                        1995             1995

           Raw materials             $  8,988          $ 19,849
           Work in process             17,186            17,026
           Finished goods             331,038           218,369

                 Total               $357,212          $255,244

Inventories are stated at the lower of cost or market. Cost for the apparel business is determined principally using the last-in first-out method (LIFO), except for certain sportswear inventories which are determined using the first-in first-out method (FIFO). Cost for the footwear business is determined using FIFO. Inventories would have been $15,960 and $12,700 higher than reported at October 29, 1995 and January 29, 1995, respectively, if the FIFO method of inventory accounting had been used for the entire apparel business.

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
                                    Thirteen Weeks          Thirty-Nine Weeks
                                        Ended                     Ended
                              October 29,  October 30,  October 29,  October 30,
                                 1995         1994         1995         1994


Net sales-apparel                $343,625     $271,524   $  804,560    $621,762

Net sales-footwear                104,382      107,882      275,927     280,312

Total net sales                  $448,007     $379,406   $1,080,487    $902,074


Operating (loss) income-apparel* $ (2,624)    $ 19,971   $    2,379    $ 22,067

Operating income-footwear*          4,704       13,086       16,496      25,440

Total operating income*             2,080       33,057       18,875      47,507

Corporate expenses                 (4,774)      (3,252)     (10,028)     (7,609)

Interest expense, net              (6,559)      (3,377)     (17,281)    (10,061)

(Loss) income before taxes       $ (9,253)    $ 26,428   $   (8,434)   $ 29,837


* Operating income for the thirteen and thirty-nine weeks ended October 29, 1995 includes a $25,000 pre-tax charge, of which $23,000 and $2,000 relate to the Company's apparel and footwear businesses, respectively. These charges relate to plant, store closing and restructuring expenses as described in the accompanying footnote.

ACQUISITION

On February 17, 1995, the Company completed the acquisition of the Apparel Group of Crystal Brands, Inc. for $114,503 in cash, net of cash acquired, and subject to certain adjustments. This acquisition was accounted for as a purchase. The acquired operations are included in the Company's consolidated financial statements since February 17, 1995.

In connection with the acquisition, the Company acquired assets with a fair value estimated to be $190,427 (including $121,164 of excess of cost over net assets acquired) and assumed liabilities estimated to be $75,924. The Company has not yet determined either the final value of the assets acquired and liabilities assumed or the allocation of these assets and liabilities within the Company's consolidated balance sheet. Accordingly, adjustments to the Company's consolidated balance sheet at October 29, 1995 may be required.

If the acquisition had occurred on the first day of fiscal 1994 instead of on February 17, 1995, the Company's proforma consolidated results of operations would have been:

                                            Thirty-Nine Weeks Ended
                                           October 29,   October 30,
                                              1995          1994

Net sales                                  $1,086,618    $1,073,021

Net (loss) income                          $   (3,903)   $   20,388

Net (loss) income per share                $    (0.15)   $    0.75


PLANT, STORE CLOSING AND RESTRUCTURING EXPENSES

On September 13, 1995, the Company adopted and began to implement a plan designed to reduce costs and realign the product distribution mix primarily within the Company's apparel business. Significant components of the plan include the closure of three domestic apparel manufacturing facilities before year-end and the closing of approximately 200 less profitable retail outlet stores. As a result, the Company has recorded a pre-tax charge of $25,000 in the third quarter of 1995. Approximately $11,000 of this charge relates to the write-off of fixed assets located in such factories and retail outlet stores. The remaining $14,000 relates to termination benefits for approximately twelve hundred employees impacted by this restructuring. The Company believes these changes will improve future profitability through lower operating costs and improved margins. As part of its ongoing expense and cost reduction initiatives, the Company will continue to evaluate its operating structure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 29, 1995 Compared to Thirteen Weeks Ended October 30, 1994

APPAREL

Net sales of the Company's apparel segment in the third quarter were $343.6 million in 1995 and $271.5 million last year, an increase of approximately 26.6%. The acquisition of the Apparel Group of Crystal Brands, Inc. (Gant and
Izod) on February 17, 1995, primarily accounted for this increase.

Gross profit on apparel sales was 30.0% in the third quarter of 1995 compared to 30.4% in last year's third quarter. Increased promotional selling was mostly offset by higher margins from the newly acquired Izod and Gant businesses. In addition, the third quarter LIFO charge was $2.0 million in 1995 compared to $1.0 million last year.

Selling, general and administrative expenses as a percent of apparel sales in the third quarter were 24.0% in 1995 and 23.1% in 1994. The increased percentage relates principally to the inability to fully leverage in-store expenses during this period of retail weakness.

FOOTWEAR

Net sales of the Company's footwear segment were $104.4 million in the third quarter of 1995 and $107.9 million last year, a decrease of approximately 3.2%.

Gross profit on footwear sales was 34.6% in the third quarter of 1995 compared to 37.8% in last year's third quarter. The current quarter contained increased promotional selling, resulting in large part from an exceptionally weak back to school selling season.

Selling, general and administrative expenses as a percent of footwear sales in the third quarter were 28.2% in 1995 and 25.6% in 1994. The increased percentage relates principally to the inability to fully leverage in-store expenses during this extended period of retail weakness.

INTEREST EXPENSE

Net interest expense was $6.6 million in the third quarter of 1995 compared with $3.4 million last year. This increase resulted from the cash purchase of the Apparel Group of Crystal Brands, Inc.

INCOME TAXES

The Company's 1995 estimated tax rate reflects the substantially greater weight of its tax exempt operations in Puerto Rico due to the depressed level of overall income, further reduced by the $25 million plant, store closing and restructuring expense.

CORPORATE EXPENSES

Corporate expenses were $4.8 million in the third quarter of 1995 compared to $3.3 million in 1994. A general increase in corporate expenses included an increase in professional fees related to certain brand research and marketing projects.

Thirty-Nine Weeks Ended October 29, 1995 Compared to Thirty-Nine Weeks Ended October 30, 1994

APPAREL

Net sales of the Company's apparel segment were $804.6 million during the first nine months of 1995, an increase of 29.4% from the prior year's $621.8 million. The acquisition of the Apparel Group of Crystal Brands, Inc. on February 17, 1995, primarily accounted for this increase.

Gross profit on apparel sales was 31.5% in the first nine months of 1995 compared to 31.0% in last year's first nine months. The increased percentage relates principally to higher margins on products sold under the newly acquired Izod and Gant businesses. In addition, the current year includes a LIFO charge of $3.3 million compared with a charge of $3.2 million in the prior year.

Selling, general and administrative expenses as a percent of apparel sales in the first three quarters were 28.4% in 1995 and 27.4% in 1994. The increased percentage relates principally to the inability to fully leverage in-store expenses during this extended period of retail weakness.

FOOTWEAR

Net sales of the Company's footwear segment were $275.9 million compared to the prior year's $280.3 million, a decrease of approximately 1.6%.

Gross profit on footwear sales was 37.2% in the first nine months of 1995 compared to 37.4% last year. The prior year's first half was impacted by significant clearance markdowns to clear slower moving merchandise from inventory. The Company began the current year with a much improved inventory mix, which in turn reduced clearance markdowns in the first half. Offsetting this positive trend were promotional markdowns in the Company's retail stores in the third quarter due to an exceptionally weak back to school selling season.

Selling, general and administrative expenses as a percent of footwear sales in the first nine months were 30.5% in 1995 and 28.3% in 1994. The increased percentage relates principally to the inability to fully leverage in-store expenses during this extended period of retail weakness.

INTEREST EXPENSE

Net interest expense was $17.3 million in the first nine months of 1995 compared with $10.1 million last year. This increase resulted from the cash purchase of the Apparel Group of Crystal Brands, Inc.

INCOME TAXES

The Company's 1995 estimated tax rate reflects the substantially greater weight of its tax exempt operations in Puerto Rico due to the depressed level of overall income, further reduced by the $25 million plant, store closing and restructuring expense.

CORPORATE EXPENSES

Corporate expenses were $10.0 million in the first nine months of 1995 compared to $7.6 million in 1994. A general increase in corporate expenses included an increase in professional fees related to certain brand research and marketing projects. In addition, the prior year included a credit to the Company's unfunded supplemental savings plan liability.

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

Also contributing to the relative strength of the third fiscal quarter is the high volume of fall shipments to wholesale customers which are generally more profitable than spring shipments. The slower spring selling season at wholesale combined with retail seasonality makes the first fiscal quarter particularly weak.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business typically requires the use of cash to fund a build-up in the Company's inventory in the first half of each fiscal year. During the third and fourth quarters, the Company's higher level of sales tends to reduce its inventory and generate cash from operations. While this seasonal pattern has continued in 1995, various factors have caused a significant use of cash in the first three quarters of 1995.

Cash used by operations in the first nine months totalled $113.4 million in 1995 compared with $7.8 million last year. Integration costs resulting from the acquisition of the Apparel Group of Crystal Brands, Inc. and an inventory build-up for a planned increase in fourth quarter sales, also resulting from the acquisition, were the primary reasons for the increase. In addition, a reduced level of earnings, resulting in large part from a $25.0 million pre-tax charge for plant, store closing and restructuring expenses in the third quarter of 1995, contributed to this increase.

The Company has a revolving credit agreement under which the Company may, at its option, borrow and repay amounts (including letters of credit) up to a maximum of $400 million. The Company believes that its borrowing capacity under this facility is adequate for the coming year. At the end of the third quarter, the Company estimated that $70 million of the outstanding cash borrowings under this facility are non-current. The acquisition of the Apparel Group of Crystal Brands, Inc. for cash was funded from the Company's cash reserves and from borrowings under this facility. The resulting increase in long-term debt has increased the Company's long-term debt (net of invested cash) as a percentage of total capital to 45.9% at the end of the current quarter compared with 34.8% at the end of last year's third quarter.

PLANT, STORE CLOSING AND RESTRUCTURING EXPENSES

On September 13, 1995, the Company adopted and began to implement a plan designed to reduce costs and realign the product distribution mix primarily within the Company's apparel business. Significant components of the plan include the closure of three domestic apparel manufacturing facilities before year-end and the closing of approximately 200 less profitable retail outlet stores. As a result, the Company has recorded a pre-tax charge of $25 million in the third quarter of 1995. Approximately $11 million of this charge relates to the write-off of fixed assets located in such factories and retail outlet stores. The remaining $14 million relates to termination benefits for approximately twelve hundred employees impacted by this restructuring. The Company believes these changes will improve future profitability through lower operating costs and improved margins. As part of its ongoing expense and cost reduction initiatives, the Company will continue to evaluate its operating structure.

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

     4.7 Second Amendment, dated as of July 17, 1995, to the Credit Agreement dated as of December 16, 1993.

     4.8 Third Amendment, dated as of September 27, 1995, to the Credit Agreement dated as of December 16, 1993.

     4.9 Fourth Amendment, dated as of September 28, 1995, to the Credit Agreement dated as of December 16, 1993.

     4.10 Note Agreement, dated October 1, 1992, among PVH, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Unum Life Insurance Company of America, Nationwide Life Insurance Company, Employers Life Insurance Company of Wausau and Lutheran Brotherhood (incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     4.11 Indenture, dated as of November 1, 1993, between PVH and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

    *10.1  1987 Stock Option Plan, including all amendments through June 13,
           1995.

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

    *10.4 Phillips-Van Heusen Corporation Special Severance Benefit Plan, as amended and restated as of June 13, 1995.

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

    *10.8 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants.

    *10.9 Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan, dated January 1, 1991, as amended and restated on June 2, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

    *10.10 Phillips-Van Heusen Corporation Supplemental Savings Plan, dated as of January 1, 1991 and amended and restated as of January 1, 1992 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992).

     10.11 Asset Sale Agreement, dated January 24, 1995, Among the Company and Crystal Brands, Inc., Crystal Apparel, Inc., Gant Corporation, Crystal Sales, Inc., Eagle Shirtmakers, Inc., and Crystal Brands (Hong Kong) Limited (incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated March 6, 1995).

    *10.12 Agreement, dated as of April 28, 1993, between Bruce J. Klatsky,
           Lawrence S. Phillips and the Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

    *10.13 Non-Incentive Stock Option Agreement, dated as of April 28, 1993, between the Company and Bruce J. Klatsky. Non-Incentive Stock Option Agreement, dated as of December 3, 1993, between the Company and Bruce J. Klatsky (reload of April 28, 1993 Non-Incentive Stock Option Agreement) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

    *10.14 Amendment, dated December 6, 1993, to the Agreement, dated April
           28, 1993, between Bruce J. Klatsky, Lawrence S. Phillips and the Company (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

    *10.15 Consulting and non-competition agreement, dated February 14, 1995, between the Company and Lawrence S. Phillips (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

    *10.16 Performance Restricted Stock Plan, effective as of April 18, 1995
           (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

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


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




December 11, 1995                   /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                   Exhibit 15



November 14, 1995


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in the Registration Statement (Form S-8, No. 33-59101), Registration Statement (Form S-8, No. 33-59602), Registration Statement (Form S-8, No. 33-38698), Post-Effective amendment No. 1 to the Registration Statement (Form S-8, No. 33-24057), Post-Effective amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), Post-Effective amendment No. 4 to the Registration Statement (Form S-8, No. 2-72959), Post-Effective amendment No. 6 to the Registration Statement (Form S-8, No. 2-64564), and Post-Effective amendment No. 13 to the Registration Statement (Form S-8, No. 2-47910), of Phillips-Van Heusen Corporation of our report dated November 14, 1995 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation which are included in its Form 10-Q for the three month period ended October 29, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                           ERNST & YOUNG LLP


New York, New York