Form 10-K
period 1996-01-28
PHILLIPS VAN HEUSEN CORP /DE/
filed 1996-04-26
CIK 78239

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended January 28, 1996        Commission file number: 1-724

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

   The aggregate market value of the voting stock of registrant held by nonaffiliates of the registrant as of April 19, 1996 was approximately $335,100,000.


   Number of shares of Common Stock outstanding as of April 19, 1996:
26,987,252.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                    Location in Form 10-K
                                   Document         in which incorporated

   Registrant's 1995 Annual Report to Stockholders      Parts I and II
     for the Fiscal Year Ended January 28, 1996

              Registrant's Proxy Statement               Part III
                for the Annual Meeting of
         Stockholders to be held on June 18, 1996

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

    The Company's principal brand names include "Van Heusen", the best-selling dress shirt brand in the United States; "Bass", the leading casual shoe brand in the United States; and "Geoffrey Beene", the best-selling designer dress shirt label in the United States. On February 17, 1995, the Company acquired the Apparel Group of Crystal Brands, Inc. ("Crystal Brands") and in connection therewith, acquired ownership of the "Izod" and "Gant" brand names. "Izod" is the best-selling men's sweater brand in the United States. The Company is also a leading manufacturer and distributor of private label shirts and sweaters. In addition, the Company has a licensing agreement to make and market "Jantzen" branded men's sweaters.

    Wholesale distribution consists of the marketing and sale of the Company's products to major department stores, specialty and independent retailers, chain stores and catalog merchants. The Company's wholesale customers for branded and designer apparel include May Co., Federated and JCPenney. Wholesale customers for its private label shirts include JCPenney, Mervyn's, Lord & Taylor, Sears and Target, while wholesale customers for the Company's private label sweaters and golf apparel include JCPenney and Sears. The Company's customers for footwear include May Co., Dillard's, Federated and Dayton Hudson. In fiscal 1995, no one customer accounted for more than 10% of the Company's sales.

    Through its retail operations, the Company sells its products directly to consumers in more than 900 Company-owned stores operated in five different formats located primarily in manufacturers' outlet malls. At the end of fiscal 1995, these formats were Van Heusen, Geoffrey Beene, Bass, Gant and Izod.

    According to MRCA Information Services, the Company's "Van Heusen" shirt brand is the best-selling dress shirt brand in the United States men's dress shirt market, and the Company's "Geoffrey Beene" shirt brand is the best-selling men's designer dress shirt in the United States.

    The Company believes its overall share of the United States men's dress shirt market, including its branded, designer and private label offerings, is the largest of any single company. In addition to marketing dress shirts, the Company has responded to the growing sportswear market in the United States by expanding its major brand product offerings to sportswear. The Company's "Van Heusen" brand is the number-one selling men's woven sport shirt in the United States, according to MRCA Information Services. With the acquisition of the "Izod" and "Gant" labels, and the license to manufacture and market "Jantzen" branded sweaters, sport shirts and bottoms, it is expected that sportswear will continue to increase as a percentage of the Company's sales.

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

    Critical to the Company's retailing strategy was the choice of manufacturers' ("factory") outlet centers as the venue to pursue its retailing business. Manufacturers' outlet centers, usually located in tourist/vacation areas or on major highways to these areas, provide a large customer base with significant disposable income and a positive attitude toward shopping and a base of business in locations that limit conflict with the Company's wholesale customers. The success of a new outlet mall is heavily dependent on its location and the attraction of a well known group of tenants.

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

    The Company has developed a retail component for each of its principal brands which has enhanced the Company's ability to reach a broad array of consumers for its products. At the same time, it has allowed the Company to expand its brands to other compatible products not carried in its regular wholesale lines. The Company's success in expanding the types of products available under its brand names has led to an increase in the product lines available in its stores. For example, the Company now offers men's and women's sportswear and accessories in many of its Bass stores and has continued increasing the number of its stores offering Geoffrey Beene women's wear.

    The Company's retail formats are managed to allow each to enjoy its own focus without infringing on the other formats, thereby enabling all formats to co-exist in one outlet center. Thus, even though Van Heusen and Geoffrey Beene stores each carry the same type of men's apparel products, each targets and markets to a different consumer base: Van Heusen - the American brand, moderate price and moderate fashion consumer; and Geoffrey Beene - the better fashion forward consumer. In addition, all aspects of each retail format - store design, presentation, sales personnel, packaging, product and price - reinforce the Company's focus on value-oriented retailing to that particular store format's target consumer.

    Although the Company's expansion of its retail operations has led to significant sales growth, many of the Company's stores have recently operated unprofitably. The Company believes this has resulted from both a significant downturn in recent years in the apparel and footwear markets as well as its opening of retail stores in manufacturers' outlet centers that proved to be less competitive as new and more productive centers opened in surrounding areas. To address the Company's overexpansion in outlet retailing, during fiscal 1995 the Company initiated a plan to close approximately 300 unprofitable stores. These store closings will allow the Company to achieve a more balanced retail/wholesale sales mix while allowing the Company to reduce its investment in its retail operations. Despite these closings, the Company plans to continue selectively opening new stores in certain manufacturers' outlet centers. However, since the Company already features one or more of its store formats in the best-performing manufacturers' outlet centers in the United States, and since the development and opening of new manufacturers' outlet centers are occurring at a slower pace than in the past, future store openings are anticipated to be fewer than in recent years.

  Acquisition of the Apparel Group of Crystal Brands

    On February 17, 1995, the Company acquired the Apparel Group of Crystal Brands which added "Izod" and "Gant" to the Company's roster of highly regarded brands. "Izod" and "Gant" products are sold at many better department stores in the United States, including Macy's, Belk's, Dillard's and May Co. In connection with the acquisition, the Company acquired 88 outlet stores which marketed apparel under the labels acquired from Crystal Brands. The Company has converted 34 of these stores to stores which market apparel under either the "Izod" or "Gant" label, or to other store formats which the Company operates and has closed the other 54 stores. In addition, the Company has converted substantially all of its private label retail stores into stores which market apparel under either the "Izod" or "Gant" label. The Company believes that stores which sell products under a known brand name offer the Company higher profit margins, faster inventory turnover and greater opportunity to expand the product offerings in those stores.

Apparel Business

    The marketing of the Company's apparel products is currently conducted principally under the following labels: "Van Heusen", "Geoffrey Beene", "Bass", "Jantzen", "Izod", "Izod Club" and "Gant". The Company also markets various private label apparel products.

  Van Heusen

    "Van Heusen" is the best-selling men's dress shirt and woven sport shirt brand in the United States, according to research conducted by MRCA Information Services. In addition to the "Van Heusen" label, branded products are marketed under the sub-brands "417", "Players", "Over Easy", "Corporate Casual", "Winter-weights" and "Editions."

    "Van Heusen" branded dress and sport shirts and sweaters are marketed at wholesale in the moderate to better price range to major department stores and men's specialty stores nationwide, including May Co., Frederick Atkins, JCPenney, Younkers and Mervyns.

    During fiscal 1995, the Company continued to expand its offering of Van Heusen "Corporate Casual" dress shirts. These shirts have a more casual appearance and have a softer feel than regular dress shirts. The trend in the United States to more casual work attire leads the Company to believe that the overall demand for casual work attire, or "Friday Wear", will continue to increase.

    In addition, wholesale marketing of Van Heusen apparel includes knit sport shirts and sweaters, and golf apparel which is marketed under the "Van Heusen Players" label. Major customers include JCPenney and other fine stores.

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

  Geoffrey Beene

    The Company markets "Geoffrey Beene" labelled designer apparel under three different licensing agreements with that designer. One agreement permits the Company to market "Geoffrey Beene" labelled dress shirts and sweaters at wholesale until the agreement terminates on December 31, 2001. Two other agreements, one for men's apparel, the other for women's apparel, permit the Company to market "Geoffrey Beene" labelled products in its retail stores. The men's and women's agreements have renewal options extending through December 31, 2005 and December 31, 2008, respectively.

    "Geoffrey Beene" dress shirts are the best-selling men's designer dress shirts in the United States, according to MRCA Information Services. Consistent with the increase in the demand for casual work attire, the Company has also expanded its marketing of Geoffrey Beene casual dress shirts. Geoffrey Beene dress shirts are sold in the upper moderate to better price range to major department stores and men's specialty stores nationwide, including Frederick Atkins, Federated and May Co.

    The Company's Geoffrey Beene stores offer a distinctive collection of men's "Geoffrey Beene" labelled products, including dress and sport shirts, neckwear, furnishings, outerwear, bottoms and sportswear. Through their product mix, the Geoffrey Beene stores seek to meet the full needs of men's wardrobes (excluding suits) from dress furnishings to casual wear. The merchandising strategy is focused on an upscale, fashion forward consumer in the upper moderate price range.

    During fiscal 1995, the Company increased the number of its stores offering "Geoffrey Beene" women's wear. Stores offering these products carry a full line of women's casual apparel bearing the designer's name. The Company plans to continue expanding the number of stores offering this product in the future.

  Bass

    The Company's marketing of apparel under the "Bass" label began in 1992 and has been continuously expanded since that time.

    "Bass" casual dress shirts, marketed at wholesale to major department stores, including Federated and Frederick Atkins, are sold in the upper moderate to better price range.

    Until 1992, the Company's Bass outlet stores had marketed only footwear. Since that time, the Company has introduced apparel and accessories consistent with the Bass "lifestyle" into approximately 60% of its Bass stores. The Company plans to continue to expand the percentage of its Bass stores carrying "Bass" apparel products in the future.

  Izod

    "Izod" branded apparel products consist of active inspired men's sportswear, including "Izod" sweaters (the best-selling men's sweater brand in the United States, according to the NPD Consumer Purchase Panel). These products are marketed in the upper moderate to better price range to major retailers, including JCPenney, May Co. and Macy's.

    The Company's retail business offering Izod products features stores marketing men's and women's casual sportswear. Target customers are generally brand loyalists who expect quality and fashion at reasonable prices.

  Izod Club

    "Izod Club" branded golf apparel products are marketed to golf pro shops and golf resort retail stores in the better price range. "Izod Club" products consist of collections of men's and women's apparel designed to outfit the golfer from "head to toe". Products in the collection include golf shirts, hats, sweaters, hosiery and, beginning in the Fall of 1996, footwear.

  Gant

    "Gant" branded apparel consists of a collection of men's sportswear, including woven and knit tops and bottoms. The "Gant" brand represents an American classic offering of men's sportswear designed for comfort and relaxed fit. "Gant" products are marketed in the better price range to major retailers, including Dillard's, Belk's, May Co., Macy's and fine specialty stores.

    The Company's Gant outlet stores offer fine quality knit and woven shirts, sweaters, pants and shorts, outerwear and accessories for men. The "Gant" line incorporates several sportswear "lifestyles". Included are spectator-active and casual wear products, all of which maintain detailed construction and high quality fabrics.

  Jantzen

    On January 24, 1995, the Company entered into a licensing agreement to make and market "Jantzen" branded men's sweaters, sport shirts (including golf apparel) and related bottoms. The licensing agreement expires January 31, 2000 but, under certain conditions, the Company may extend the agreement for an additional five years. "Jantzen" apparel products are sold in the moderate to better price range. Major customers for "Jantzen" branded apparel are department and specialty stores including Belk's, Mercantile, Dayton Hudson and Younkers. The Company believes that the licensing agreement further strengthens the Company's position as the leading sweater and golf apparel supplier in the United States.

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

    The Company markets at wholesale men's dress shirts under private labels to major national retail chains and department stores, including JCPenney, Mervyns, Lord & Taylor and Sears. Private label sport shirts are marketed to major retailers including K-Mart, Wal-Mart, Target, Sears and JCPenney. Private label sweaters and golf apparel are marketed to traditional department and specialty stores, national retail chains and catalog merchants, including JCPenney and Sears. The Company also markets shirts to companies in service industries, including major airlines and food chains. The Company believes it is one of the largest marketers of private label dress shirts in the United States.

    During fiscal 1995, the Company ceased operating its Cape Isle Knitters and Windsor Shirt private label retail stores, in large part by converting these stores to another store format which the Company operates. The Company currently plans to market private label apparel only at wholesale for the foreseeable future.

  Competition in the Apparel Industry

    The apparel industry is highly competitive due to its fashion orientation, its mix of large and small producers, the flow of imported merchandise and the wide diversity of retailing methods. Competitive pressures have been increased by the recent consolidations and closings of major department store groups. Based on the variety of the apparel marketed by the Company and the various channels of distribution it has developed, the Company believes it is well-positioned in the industry, although the Company has many diverse competitors in both manufacturing and retailing.

    The Company's apparel wholesale divisions experience competition in branded, designer and private label products. Some of the larger dress shirt competitors include: Bidermann Industries ("Arrow" brand); Salant Corporation ("Perry Ellis" and "John Henry" brands); Warnaco ("Hathaway" brand); Smart Shirt (private label shirt division of Kellwood); Capital Mercury (private label shirts); and Oxford Industries (private label shirts). Some of the larger sportswear competitors include: Warnaco ("Chaps" brand); Nautica Enterprises ("Nautica" brand); and Tommy Hilfiger. For sweaters, the Company's brands compete for department store floor space with private label sweaters. While several apparel manufacturers currently operate outlet stores, management believes that none offers a similar selection of product in the variety of formats offered by the Company. The Company's retail stores also compete with department stores, specialty stores, chain stores and catalogs.


Footwear Business

    The Company's footwear business consists of the manufacture and marketing of a full line of traditional men's, women's and children's casual shoes under the "Bass" brand name in the moderate to better price range. The Company also offers a line of men's dress shoes. Various sub-brands are utilized, the most important ones being "Weejun" and "Sunjun". "Bass" is the leading brand of casual shoes in the United States, according to research conducted by Footwear Market Insights ("FMI"), based on pairs of shoes sold. FMI's research shows "Bass" branded footwear with a 4.4% share of the casual shoe market.

    Bass' traditional wholesale customers are major department stores and specialty shoe stores throughout the United States, including Federated, May Co., Dillard's and Dayton Hudson. In 1992, Bass began marketing its footwear internationally and is now selling footwear to retailers in Europe, Canada, South America and Asia.

    All footwear carried in the Bass wholesale line is designed "in-house." Additional styles which are sold only in the Company's Bass stores are designed both "in-house" and by third parties.

    The Company's Bass stores, located primarily in manufacturers' outlet malls, typically carry an assortment of "Bass" shoes, in the moderate to upper moderate price range, as well as complementary products not sold to wholesale customers. In addition, apparel and accessories are marketed in approximately 60% of the Company's Bass stores.

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

    Currently, Bass outlet stores have few direct footwear competitors.
Dexter and, to an even lesser extent, Timberland are the most prominent casual footwear companies that are competing in the outlet environment. However, multi-branded outlet footwear retailers, such as U.S. Shoe and Famous Footwear, compete on price and assortment. The Company's retail stores also compete with department stores, specialty stores, chain stores and catalogs.

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

    The process from initial design to finished product varies greatly, but generally spans nine to 12 months prior to each selling season. Raw materials and production commitments are generally made four to 12 months prior to production and quantities are finalized at that time. In addition, sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made both to increase or reduce availability. The Company's substantial efforts in the area of quick response to sales trends (through the expanded use of its electronic data interchange "EDI" system) maximize its inventory flexibility and minimize production overruns. This EDI system provides a computer link between the Company and its wholesale customers that enables both the customer and the Company to track sales, inventory and shipments. Use of the system also reduces the amount of time it takes a customer to determine its inventory needs and order replenishment merchandise and for the Company to respond to the customer's order.

    Dress shirts and sweaters are manufactured in the Company's domestic apparel manufacturing facilities in Alabama, Arkansas and Puerto Rico. The Company also operates facilities in Costa Rica, Guatemala and Honduras. Additionally, the Company contracts for apparel merchandise with vendors principally in the Far East, Middle East and Caribbean areas which meet its quality and cost requirements. Footwear is manufactured in the Company's factories located in Maine, Puerto Rico and the Dominican Republic. In addition, the Company contracts for footwear merchandise which meet its requirements from overseas vendors, principally in Brazil and the Far East.

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

Advertising and Promotion

    The Company has used national advertising to communicate the Company's marketing message since the 1920's. The Company believes that this effort has helped create strong brand awareness and a high recognition factor among American consumers and has contributed to the overall success of the Company. The Company advertises primarily in national print media, including fashion, entertainment/human interest, business, men's, women's and sports magazines. Brand awareness is further supplemented by the Company's co-op advertising program through which the Company and individual retailers combine their efforts and share the cost of store radio, television and newspaper advertisements and in-store advertising and promotional events featuring the Company's branded products.

    The Company relies upon local outlet mall developers to promote traffic for their centers. Outlet center developers employ multiple formats, including signage (highway billboards, off-highway directional signs, on-site signage and on-site information centers), print advertising (brochures, newspapers and travel magazines), direct marketing (to tour bus companies and travel agents), radio and television, and special promotions.

Trademarks

    The Company has the exclusive right to use the "Gant" and Izod" names in most countries, the "Van Heusen" name in North, Central and South America as well as the Philippines, and the exclusive world-wide right to use "Bass" for footwear. The Company has registered or applied for registration of numerous other trademarks for use on a variety of items of apparel and footwear and related products and owns many foreign trademark registrations. It presently has pending a number of applications for additional trademark registrations. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

Licensing

    The Company has various agreements under which it licenses the use of its brand names. The Company is licensing the "Van Heusen" name for apparel products in Canada and in most of the South and Central American countries.
In the United States, the Company currently licenses the use of the "Van Heusen" name for various products that it does not manufacture or source, including boy's apparel, sleepwear, eyeglasses, neckwear and other accessories and is exploring the possibility of licensing the name for use on other products. The Company licenses the use of the "Bass" name for footwear in Hong Kong, Japan, Europe and Latin America, and for neckwear in the United States. The Company licenses the use of the "Gant" name for a complete range of sportswear and footwear in Europe, Australia, New Zealand and the Far East. (During fiscal 1995, the Company acquired 25% of this Gant licensee, Pyramid

Sportswear). The Company also licenses the use of the "Gant" name for outerwear and dress furnishings in the United States. The Company licenses the use of the "Izod" name for infants, toddlers and childrens clothing, as well as "big and tall" apparel, in the United States, and for men's and women's sportswear in Canada. The Company plans to continue expanding its world-wide licensing efforts under the "Gant" and "Izod" trademarks.

Retail Stores

    As of January 28, 1996, the Company operated 911 stores in five different formats: Van Heusen, Bass, Geoffrey Beene, Gant and Izod. The Company's stores are located primarily in manufacturers' outlet malls. Store layouts and designs differ among the five retail formats in order to maximize the effectiveness of the product and pricing strategy directed toward each format's specific target customer.

    Manufacturers' outlet malls are a growing segment of the retail industry, and the Company is a leading operator of outlet mall stores. Other branded apparel manufacturers who have entered the outlet mall sector include Ralph Lauren, Liz Claiborne, Bugle Boy, Nine West, Jockey, Donna Karan, Sara Lee, Jones New York, Nautica, Tommy Hilfiger, Calvin Klein and Anne Klein.

    The following table sets forth the number of openings and closings of the Company's retail stores by fiscal year since 1991 and the number of stores operated at the end of each fiscal year:

                                         Fiscal Fiscal Fiscal Fiscal  Fiscal
                                          1995   1994   1993   1992    1991

Store openings:. . . . . . . . . . . .    102(1)  139    126    116    126
Store closings:. . . . . . . . . . . .     63      47     51     47     40
Total stores operated at year end: . .    911     872    780    705    636

(1) Includes a net addition of 34 stores acquired from Crystal Brands.

     Although the Company's expansion of its retail operations has led to significant sales growth, many of the Company's stores have recently operated unprofitably. The Company believes this has resulted from both a significant downturn in recent years in the apparel and footwear markets as well as its opening of retail stores in manufacturers' outlet centers that proved to be less competitive as new and more productive centers opened in surrounding areas. To address this overexpansion, during fiscal 1995 the Company initiated a plan to close approximately 300 unprofitable stores. Despite these closings, the Company plans to continue selectively opening new stores in certain manufacturers' outlet centers. However, since the Company already features one or more of its store formats in the best-performing manufacturers' outlet centers in the United States, and since the development and opening of new manufacturers' outlet centers are occurring at a slower pace than in the past, future store openings are anticipated to be fewer than in recent years.

     The Company maintains a real estate department which works with the store planning and design department in opening new stores. The real estate department locates appropriate sites based on information regarding area demographics, model store size, available lease arrangements and projected volume and operating returns. In preparation for opening, the store planning and design department coordinates interior plans with landlords, division heads, contractors and developers. As construction is completed, a project manager supervises fixture installation as well as ensures the quality of workmanship demanded by the Company. Field management then begins the merchandising process. All of these efforts culminate with the opening of each new store.

Tariffs and Import Restrictions

     A substantial portion of the Company's products are manufactured by contractors located outside the United States. These products are imported and are subject to United States Customs laws, which impose tariffs as well as import quota restrictions established by the Department of Commerce. However, a significant portion of the Company's apparel products is imported from its Caribbean Basin manufacturing facilities and is therefore eligible for certain duty-advantaged programs commonly known as "807 Programs." While importation of goods from certain countries from which the Company obtains goods may be subject to embargo by United States Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas and can, in most cases, shift production to contractors located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on the Company's business.

Employees

     As of January 28, 1996, the Company employed approximately 9,800 persons on a full-time basis and approximately 3,100 persons on a part-time basis. Approximately 7% of the Company's 12,900 employees are represented for the purpose of collective bargaining by three different unions. Additional persons, some represented by these three unions, are employed from time to time based upon the Company's manufacturing schedules and retailing seasonal needs. The Company believes that its relations with its employees are satisfactory.

Item 2.  Properties

     The Company maintains its principal executive offices at 1290 Avenue of the Americas, New York, New York, occupying approximately 80,000 square feet under a sub-lease which expires on December 30, 1998. The Company also maintains administrative offices at 404 Fifth Avenue, New York, New York, where the Company occupies approximately 38,000 square feet under a lease which expires on June 30, 1997, and in Bridgewater, New Jersey, where the Company occupies a building of approximately 153,000 square feet under a lease which expires on July 30, 2007. The following tables summarize the other manufacturing facilities, warehouses and distribution centers, administrative offices and retail stores of the Company as of January 28, 1996:

                               Apparel Business

                                                            Square Feet of
                                                         Floor Space (000's)

                                                        Owned  Leased  Total

Manufacturing Facilities . . . . . . . . . . . . . .      239    235     474
Warehouses and Distribution Centers. . . . . . . . .    1,728    207   1,935
Administrative . . . . . . . . . . . . . . . . . . .       16     72      88
Retail Stores. . . . . . . . . . . . . . . . . . . .        6  2,383   2,389

                                                        1,989  2,897   4,886

                               Footwear Business
                                                        Owned  Leased  Total

Manufacturing Facilities . . . . . . . . . . . . . .      274    116     390
Warehouses and Distribution Centers. . . . . . . . .      127    241     368
Administrative . . . . . . . . . . . . . . . . . . .       20    128     148
Retail Stores. . . . . . . . . . . . . . . . . . . .        8  1,537   1,545

                                                          429  2,022   2,451

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the Company's Executive Officers:

   Name                                      Position                    Age

Bruce J. Klatsky       Chairman; President; Chief Executive Officer;
                         Director                                         47
Irwin W. Winter        Executive Vice President and Chief Financial
                         Officer; Director                                62
Allen E. Sirkin        Vice Chairman                                      53
Mark Weber             Vice Chairman                                      47
Michael J. Blitzer     Senior Vice President                              46
Emanuel Chirico        Vice President and Controller                      38


     Mr. Bruce J. Klatsky has been employed by the Company in various capacities over the last 24 years, and has been President of the Company since 1987. Mr. Klatsky has served as a director of the Company since 1985 and was named Chief Executive Officer in June of 1993 and Chairman of the Board of Directors in June of 1994.

     Mr. Irwin W. Winter joined the Company in 1987 as Vice President, Finance and Chief Financial Officer. Mr. Winter has served as a director of the Company since 1987.

     Mr. Allen E. Sirkin has been employed by the Company since 1985. He served as Chairman of the Company's Apparel Group since 1990 and was named Vice Chairman of the Company in 1995.

     Mr. Mark Weber has been employed by the Company in various capacities over the last 24 years, had been a Vice President of the Company since 1988 and was named Vice Chairman of the Company in 1995.

     Mr. Michael J. Blitzer has been employed by the Company since 1980. In 1995, Mr. Blitzer was named Senior Vice President. For the prior five years, Mr. Blitzer served as President of the Company's Van Heusen retail operations.

     Mr. Emanuel Chirico has been employed by the Company as Vice President and Controller since 1993. Prior to that, Mr. Chirico was a partner with the accounting firm of Ernst and Young LLP.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

     Information with respect to the market for the Company's common stock and related security holder matters which appears under the heading "Selected Quarterly Financial Data" in the 1995 Annual Report to Stockholders, is incorporated herein by reference. As of April 11, 1996, there were 1,969 stockholders of record of the Company's common stock.

Item 6.  Selected Financial Data

     Selected Financial Data which appears under the heading "Nine Year Financial Summary" in the 1995 Annual Report to Stockholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations which appears under the heading "Financial Review" in the 1995 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements, which appear in the 1995 Annual Report to Stockholders, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 18, 1996.

Item 11.  Executive Compensation

     Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 18, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to the Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 18, 1996.

Item 13.  Certain Relationships and Related Transactions

     Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 18, 1996.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements are incorporated by reference in Item 8 of this report:

       Consolidated Statements of Income--Years Ended January 28, 1996,
         January 29, 1995 and January 30, 1994
       Consolidated Balance Sheets--January 28, 1996 and January 29, 1995 Consolidated Statements of Cash Flows--Years Ended January 28, 1996,
         January 29, 1995 and January 30, 1994
       Consolidated Statements of Changes in Stockholders' Equity--
         Years Ended January 28, 1996, January 29, 1995 and January 30, 1994 Notes to Consolidated Financial Statements

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

    4.7 Second Amendment, dated as of July 17, 1995, to the Credit Agreement dated as of December 16, 1993 (incorporated by reference to Exhibit 4.7 to the Company's report on Form 10-Q for the period ending October 29, 1995).

    4.8 Third Amendment, dated as of September 27, 1995, to the Credit Agreement dated as of December 16, 1993 (incorporated by reference to Exhibit 4.8 to the Company's report on Form 10-Q for the period ending October 29, 1995).

    4.9 Fourth Amendment, dated as of September 28, 1995, to the Credit Agreement dated as of December 16, 1993 (incorporated by reference to Exhibit 4.9 to the Company's report on Form 10-Q for the period ending October 29, 1995).

    4.10 Fifth Amendment, dated as of April 1, 1996, to the Credit Agreement dated as of December 16, 1993.

    4.11 Note Agreement, dated October 1, 1992, among PVH, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Unum Life Insurance Company of America, Nationwide Life Insurance Company, Employers Life Insurance Company of Wausau and Lutheran Brotherhood (incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

    4.12 Indenture, dated as of November 1, 1993, between PVH and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

   *10.1 1987 Stock Option Plan, including all amendments through June 13, 1995 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended October 29, 1995).

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

   *10.4 Phillips-Van Heusen Corporation Special Severance Benefit Plan, as amended as of April 16, 1996.

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

   *10.8 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10.8 to the Company's report on Form 10-Q for the period ending October 29, 1995).

   *10.9 Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan, dated January 1, 1991, as amended and restated on June 2, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

   *10.10 Phillips-Van Heusen Corporation Supplemental Savings Plan, dated as of January 1, 1991 and amended and restated as of July 1, 1995.

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

   *10.16  Performance Restricted Stock Plan, as amended as of April 16, 1996.

    13. Sections of the 1995 Annual Report to Stockholders for the fiscal year ended January 28, 1996 which are included in Parts I and II of this Form 10-K. These sections are Selected Quarterly Financial Data, Nine Year Financial Summary, Financial Review and the consolidated financial statements.

    21.    Subsidiaries of the Company.

    23.    Consent of Independent Auditors.

    27.    Financial Data Schedule

(b) Reports filed on Form 8-K filed during the fourth quarter of 1995:

    None

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

                             Date:  April 16, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                         Date

  Bruce J. Klatsky       Chairman, President, Chief Executive  April 16, 1996
     Bruce J. Klatsky     Officer and Director (Principal
                          Executive Officer)

   Irwin W. Winter       Executive Vice President and          April 16, 1996
      Irwin W. Winter      Chief Financial Officer

   Emanuel Chirico       Vice President and Controller         April 16, 1996
     Emanuel Chirico       (Principal Accounting Officer)

   Edward H. Cohen       Director                              April 16, 1996
      Edward H. Cohen

    Estelle Ellis        Director                              April 16, 1996
       Estelle Ellis

   Joseph B. Fuller      Director                              April 16, 1996
       Joseph B. Fuller

Maria Elena Lagomasino   Director                              April 16, 1996
     Maria Elena Lagomasino

    Harry N.S. Lee       Director                              April 16, 1996
        Harry N.S. Lee

     Bruce Maggin        Director                              April 16, 1996
       Bruce Maggin

  Ellis E. Meredith      Director                              April 16, 1996
     Ellis E. Meredith

 Steven L. Osterweis     Director                              April 16, 1996
     Steven L. Osterweis

 William S. Scolnick     Director                              April 16, 1996
     William S. Scolnick

   Peter J. Solomon      Director                              April 16, 1996
      Peter J. Solomon

FORM 10-K-ITEM 14(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULES


     The following consolidated financial statement schedules of Phillips-Van Heusen Corporation and subsidiaries are included herein:


     Schedule II   -  Valuation and Qualifying Accounts. . . . . . . .   F-2

     Schedule IX   -  Short-Term Borrowings. . . . . . . . . . . . . .   F-5


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                                                 SCHEDULE II

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                          VALUATION AND QUALIFYING ACCOUNTS
                                             Year Ended January 28, 1996

          Column A                      Column B                   Column C               Column D     Column E
                                                                   Additions
                                       Balance at      Charged to         Charged to                      Balance
                                        Beginning       Costs and            Other                        at End
         Description                    of Period        Expense           Accounts      Deductions      of Period
Deducted from asset accounts:
  Allowance for doubtful
    accounts. . . . . . . . . . . .    $1,616,538       $912,894(a)   $3,331,061(b)       $497,022(c)   $5,363,471


(a)  Provisions for doubtful accounts.
(b)  Primarily reserves acquired in connection with the acquisition of the Gant and Izod businesses from Crystal
     Brands.
(c)  Primarily uncollectible accounts charged against the allowance provided therefor.

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


                                                                 SCHEDULE IX

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
    Category of Aggregate                End          Interest           During           the           During
    Short-Term Borrowing              of Period         Rate           the Period      Period(a)     the Period(b)
Year ended January 28, 1996:
  Revolving Credit Facilities . . .  $131,590,000       5.95%       $204,975,000    $141,930,000         6.57%
Year ended January 29, 1995:
  Revolving Credit Facilities . . .$         -           -         $   5,260,000  $      124,000         6.08%
Year ended January 30, 1994:
  Revolving Credit Facilities . . .$         -           -          $ 41,600,000   $   7,211,000         4.80%


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

Envoy Pacific Limited                           Hong Kong

Confecciones Imperio, S.A.                      Costa Rica

Camisas Modernas, S.A.                          Guatemala

G. H. Bass Comercio
 Exportacacao Ltda.                             Brazil

PVH Retail Corp.                                Delaware

IZOD Gant Corp.                                 Pennsylvania

                                                        EXHIBIT 23


Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report on Form 10-K of Phillips-Van Heusen Corporation of our report dated March 12, 1996, included in the Annual Report to Stockholders of Phillips-Van Heusen Corporation.

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

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-50751), Registration Statement (Form S-8 No. 33-59602), Registration Statement (Form S-3 No. 33-46770), Registration Statement (Form S-8 No. 33-38698), Post-Effective amendment No. 1 to the Registration Statement (Form S-8 No. 33-24057), Post-Effective amendment No. 2 to the Registration Statement (Form S-8 No. 2-73803), Post-Effective amendment No. 4 to the Registration Statement (Form S-8 No. 2-72959), Post-Effective amendment No. 6 to the Registration Statement (Form S-8 No. 2-64564), and Post-Effective amendment No. 13 to the Registration Statement (Form S-8
No. 2-47910), of Phillips-Van Heusen Corporation and in the related Prospectuses of our report dated March 12, 1996, with respect to the consolidated financial statements and schedules of Phillips-Van Heusen Corporation included in this Form 10-K for the year ended January 28, 1996.

                                                      ERNST & YOUNG LLP


New York, New York
April 24, 1996