Form 10-Q
period 1996-04-28
PHILLIPS VAN HEUSEN CORP /DE/
filed 1996-06-11
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 1996


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of May 30, 1996: 26,992,486 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants' Review Report................................    1

Condensed Consolidated Balance Sheets as of April 28, 1996 and
January 28, 1996......................................................    2

Condensed Consolidated Statements of Income for the thirteen weeks
ended April 28, 1996 and April 30, 1995...............................    3

Condensed Consolidated Statements of Cash Flows for the thirteen
weeks ended April 28, 1996 and April 30, 1995.........................    4

Notes to Condensed Consolidated Financial Statements..................   5-6

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   7-9

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  10-13

Signatures............................................................   14

Exhibit--Acknowledgment of Independent Accountants....................   15

Exhibit--Financial Data Schedule......................................   16

                    Independent Accountants' Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of April 28, 1996, and the related condensed consolidated statements of income and cash flows for the thirteen week periods ended April 28, 1996 and April 30, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Phillips-Van Heusen Corporation as of January 28, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 12, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                ERNST & YOUNG LLP



New York, New York
May 14, 1996

Phillips-Van Heusen Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                            UNAUDITED      AUDITED
                                                            April 28,    January 28,
                                                              1996           1996
ASSETS
 Current Assets:
  Cash, including cash equivalents of $22,352 and $8,474   $ 25,374      $ 17,533
  Trade receivables, less allowances of $5,461 and $5,514    92,631       109,866
  Income tax refund receivable                               16,987        16,987
  Inventories                                               300,512       276,773
  Other, including deferred taxes of $9,801                  22,846        23,505
      Total Current Assets                                  458,350       444,664
 Property, Plant and Equipment, Net                         139,949       143,398
 Goodwill                                                   119,090       119,914
 Other Assets, including deferred taxes of $22,113           38,712        41,079
                                                           $756,101      $749,055

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                            $ 99,000      $ 61,590
  Accounts payable                                           29,721        38,796
  Accrued expenses                                           65,975        72,603
  Current portion of long-term debt                          10,137        10,137
      Total Current Liabilities                             204,833       183,126
 Long-Term Debt, less current portion                       229,550       229,548
 Other Liabilities                                           54,950        61,089
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
   shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000
   shares authorized; shares issued 26,987,636
   and 26,979,352                                            26,988        26,979
 Additional Capital                                         116,024       115,977
 Retained Earnings                                          123,756       132,336
      Total Stockholders' Equity                            266,768       275,292

                                                           $756,101      $749,055





See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Income
Unaudited
(In thousands, except per share data)

                                                            Thirteen Weeks Ended
                                                          April 28,      April 30,
                                                            1996           1995
Net sales                                                  $273,660      $282,987

Cost of goods sold                                          180,563       185,584

Gross profit                                                 93,097        97,404

Selling, general and administrative expenses                 96,358        97,756

Loss before interest and taxes                               (3,261)         (352)

Interest expense, net                                         6,153         4,783

Loss before taxes                                            (9,414)       (5,135)

Income tax benefit                                            2,860         1,775

Net loss                                                   $ (6,554)     $ (3,360)

Net loss per share                                         $  (0.24)     $  (0.13)

Cash dividends per share                                   $ 0.0375      $ 0.0375




See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

                                                           Thirteen Weeks Ended
                                                           April 28,    April 30,
                                                             1996         1995
OPERATING ACTIVITIES:
  Net Loss                                                $ (6,554)    $ (3,360)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                            7,802        8,188
    Amortization of contributions from landlords            (1,617)      (1,931)
    Deferred income taxes                                       -          (910)

  Changes in operating assets and liabilities:
    Receivables                                             19,437       10,201
    Inventories                                            (23,739)     (45,253)
    Accounts payable and accrued expenses                  (15,545)     (15,234)
    Other-net                                               (1,855)      (7,319)
      Net Cash Used By Operating Activities                (22,071)     (55,618)


INVESTING ACTIVITIES:
  Acquisition of the Apparel Group of Crystal
    Brands, Inc.                                               -       (114,503)
  Property, plant and equipment acquired                    (3,805)     (10,137)
  Contributions from landlords                                 -          2,049
  Other-net                                                 (1,724)       1,244
      Net Cash Used By Investing Activities                 (5,529)    (121,347)


FINANCING ACTIVITIES:
  Proceeds from revolving line of credit
    and long-term borrowings                                47,577      109,856
  Payments on revolving line of credit
    and long-term borrowings                               (10,165)         -
  Exercise of stock options                                     56          374
  Cash dividends                                            (2,027)      (2,000)
  Net Cash Provided By Financing Activities                 35,441      108,230

Increase (Decrease) In Cash                                  7,841      (68,735)

Cash at beginning of period                                 17,533       80,473

Cash at end of period                                     $ 25,374     $ 11,738


See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Company's Annual Report to Stockholders for the year ended January 28, 1996.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirteen weeks ended April 28, 1996 and April 30, 1995 are not necessarily indicative of those for a full fiscal year because of seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the quarter ended April 30, 1995 to present them on a basis consistent with the quarter ended April 28, 1996.

INVENTORIES

Inventories are summarized as follows:

                                       April 28,     January 28,
                                          1996           1996

            Raw materials               $ 18,268      $ 14,194
            Work in process               14,141        13,145
            Finished goods               268,103       249,434

                  Total                 $300,512      $276,773

Inventories are stated at the lower of cost or market. Cost for the apparel business is determined principally using the last-in, first-out method (LIFO), except for certain sportswear inventories which are determined using the first-in, first-out method (FIFO). Cost for the footwear business is determined using FIFO. Inventories would have been $13,234 and $12,923 higher than reported at April 28, 1996 and January 28, 1996, respectively, if the FIFO method of inventory accounting had been used for the entire apparel business.

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
                                             Thirteen Weeks Ended
                                            April 28,     April 30,
                                              1996           1995

Net sales-apparel                           $200,198       $204,991

Net sales-footwear                            73,462         77,996

Total net sales                             $273,660       $282,987


Operating loss-apparel                      $ (1,881)      $ (1,333)

Operating income-footwear                      1,790          3,357

Total operating income (loss)                    (91)         2,024

Corporate expenses                             3,170          2,376

Interest expense, net                          6,153          4,783

Loss before taxes                           $ (9,414)      $ (5,135)


ACQUISITION

On February 17, 1995, the Company completed the acquisition of the Apparel Group of Crystal Brands, Inc. (Gant and Izod) for $114,503 in cash, net of cash acquired, and subject to certain adjustments. This acquisition was accounted for as a purchase. The acquired operations are included in the Company's consolidated financial statements since February 17, 1995.

OTHER

The Company is a party to certain litigation which, in management's judgement based in part on the opinion of legal counsel, will not have a material adverse effect on the Company's financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 28, 1996 Compared to Thirteen Weeks Ended April 30, 1995

APPAREL

Net sales of the Company's apparel segment in the first quarter were $200.2 million in 1996 and $205.0 million last year, a decrease of approximately 2.3%. The sales decline results primarily from the Company's strategic initiatives to close underperforming outlet stores and reduce the amount of lower margin private label business, offset, in part, by higher sales of Gant and Izod products, which brands were acquired on February 17, 1995.

Gross profit on apparel sales was 33.4% in the first quarter of 1996 compared with 32.6% in the prior year. The margins from the Van Heusen brand were better at each distribution channel. Also contributing to the improvement was a decreased LIFO charge of $0.3 million in the first quarter compared with $0.9 million in last year's quarter.

Selling, general and administrative expenses as a percent of apparel sales in the first quarter increased from 33.2% last year to 34.3% this year.

FOOTWEAR

Net sales of the Company's footwear segment in the first quarter were $73.5 million in 1996 and $78.0 million last year, a decrease of approximately 5.8%. The sales decline represents the continuing weakness in the casual footwear market.

Gross profit on footwear sales was 35.8% in the current quarter compared with 39.2% in the prior year's quarter. The continuing weak casual footwear market contributed to lower wholesale margins.

Selling, general and administrative expenses as a percent of footwear sales were 33.3% in the current quarter compared with 34.9% in the prior year's quarter. The decreased expense level is related principally to closing 100 of the weakest performing footwear stores.

INTEREST EXPENSE

Net interest expense was $6.2 million in the first quarter of 1996 compared with $4.8 million last year. This increase is directly related to the timing of the Gant and Izod acquisition and the funding of the cash portion of the Company's $27.0 million restructuring initiatives in the prior year.

INCOME TAXES

Income taxes were estimated at a rate of 30.4% for the current year compared with last year's first quarter rate of 34.6%. The decrease in the 1996 rate is due principally to a lower proportion of U.S. income taxed at normal rates versus tax exempt income from operations in Puerto Rico, as compared to last year.

CORPORATE EXPENSES

Corporate expenses were $3.2 million in the first quarter of 1996 compared with $2.4 million last year. The increase is due solely to timing as expenses are expected to be substantially flat for the year.

SEASONALITY

The Company's business is seasonal, with higher sales and income during its third and fourth quarters, which coincide with the Company's two peak retail selling seasons: the first running from the start of the back to school and Fall selling seasons beginning in August and continuing through September; the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

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

Cash used by operations in the first quarter totalled $22.1 million in 1996 and $55.6 million last year. The decrease is principally related to the reduction in working capital requirements due to the downsizing of the Company's retail business.

Capital spending was $3.8 million in the first quarter of 1996 as compared with $10.1 million last year. This decrease is in line with the Company's planned capital spending reduction.

The Company has a credit agreement which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The credit agreement also includes a letter of credit facility. The total amount available to the Company under each of the revolving credit and the letter of credit facility is $250 million provided, however, that the aggregate maximum amount outstanding at any time under both facilities is $400 million. The Company believes that its borrowing capacity under this facility is adequate for its 1996 peak seasonal needs. At the end of the current year's first quarter, the Company estimated that $70 million of the outstanding borrowings under this facility are non-current compared with $25 million at the end of last year's first quarter. This has increased the Company's long-term debt (net of invested cash) as a percentage of total capital to 43.7% at the end of the current quarter compared with 40.6% at the end of last year's first quarter.

                                     * * *

******************************************************************************
*                                                                            *
* Safe Harbor Statement Under the Private Securities Litigation Reform Act   *
* of 1995:  Except for the historical information contained herein, the      *
* matters discussed in this Form 10-Q report may be deemed to consist of     *
* forward-looking statements that may involve risks to and uncertainties in  *
* the Company's business.  Such risks and uncertainties primarily relate to  *
* the levels of sales of the Company's apparel and footwear products, both   *
* to its wholesale customers and in its retail stores, to the extent of      *
* discounts and promotional pricing in which the Company is required to      *
* engage, and to other risks and uncertainties which may be detailed from    *
* time to time in the Company's reports filed with the Securities and        *
* Exchange Commission.                                                       *
*                                                                            *
******************************************************************************

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

     4.4 Supplemental Rights Agreement and Second Amendment to the Rights Agreement, dated as of July 30, 1987, between PVH and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit (c)(4) to the Company's Schedule 13E-4, Issuer Tender Offer Statement, dated July 31, 1987).

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

     4.10 Fifth Amendment, dated as of April 1, 1996, to the Credit Agreement dated as of December 16, 1993 (incorporated by reference to Exhibit
           4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

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

     4.13 Notice of extension of the Rights Agreement, dated June 5, 1996, from Phillips-Van Heusen Corporation to The Bank of New York.

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

    *10.4 Phillips-Van Heusen Corporation Special Severance Benefit Plan, as amended as of April 16, 1996 (incorporated by reference to Exhibit
           10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

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

    *10.10 Phillips-Van Heusen Corporation Supplemental Savings Plan, dated as of January 1, 1991 and amended and restated as of July 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

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

    *10.16 Performance Restricted Stock Plan, as amended as of April 16, 1996
           (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

    *10.17 Phillips-Van Heusen Corporation (Crystal Brands Division)
           Associates Investment Plan, dated as of November 1, 1985, as amended and restated as of July 1, 1995.

     15.   Acknowledgement of Independent Accountants.

     27.   Financial Data Schedule

  * Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a) of this report.

(b)  Reports on Form 8-K filed during the quarter ended April 28, 1996.

     NONE

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




June 11, 1996                       /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                  Exhibit 15



May 14, 1996


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in the Registration Statement (Form S-8, No. 33-59101), Registration Statement (Form S-3, No. 33-50751), Registration Statement (Form S-8, No. 33-59602), Registration Statement (Form S-3, No. 33-46770), Registration Statement (Form S-8, No. 33-38698), Post-Effective amendment No. 1 to the Registration Statement (Form S-8, No. 33-24057), Post-Effective amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), Post-Effective amendment No. 4 to the Registration Statement (Form S-8, No. 2-72959), Post-Effective amendment No. 6 to the Registration Statement (Form S-8, No. 2-64564), and Post-Effective amendment No. 13 to the Registration Statement (Form S-8, No. 2-47910), of Phillips-Van Heusen Corporation of our report dated May 14, 1996 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation which are included in its Form 10-Q for the thirteen week period ended April 28, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                           ERNST & YOUNG LLP


New York, New York