Form 10-Q
period 1996-07-28
PHILLIPS VAN HEUSEN CORP /DE/
filed 1996-09-10
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 1996


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of August 29, 1996: 26,998,936 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants Review Report.................................    1

Condensed Consolidated Balance Sheets as of July 28, 1996 and
January 28, 1996......................................................    2

Condensed Consolidated Statements of Operations for the thirteen
weeks and twenty-six weeks ended July 28, 1996 and July 30, 1995......    3

Condensed Consolidated Statements of Cash Flows for the
twenty-six weeks ended July 28, 1996 and July 30, 1995................    4

Notes to Condensed Consolidated Financial Statements..................   5-7

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   8-11


PART II -- OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Stockholders..............   12

ITEM 6 - Exhibits and Reports on Form 8-K.............................  12-16

Signatures............................................................   17

Exhibit--Acknowledgment of Independent Accountants....................   18

Exhibit--Financial Data Schedule......................................   19

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of July 28, 1996, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods ended July 28, 1996 and July 30, 1995, and the related condensed consolidated statements of cash flows for the twenty-six week periods ended July 28, 1996 and July 30, 1995. These financial statements are the responsibility of the Company's management.

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



New York, New York
August 13, 1996

Phillips-Van Heusen Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                             UNAUDITED    AUDITED
                                                              July 28,  January 28,
                                                                1996        1996
ASSETS
 Current Assets:
  Cash, including cash equivalents of $6,443 and $8,474      $ 14,139   $ 17,533
  Trade receivables, less allowances of $5,050 and $5,514      83,439    109,866
  Income tax refund receivable                                   -        16,987
  Inventories                                                 325,673    276,773
  Other, including deferred taxes of $9,801                    24,567     23,505
      Total Current Assets                                    447,818    444,664
 Property, Plant and Equipment                                138,281    143,398
 Goodwill                                                     118,318    119,914
 Other Assets, including deferred taxes of $22,113             38,701     41,079
                                                             $743,118   $749,055

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                              $ 80,000   $ 61,590
  Accounts payable                                             37,266     38,796
  Accrued expenses                                             65,140     72,603
  Current portion of long-term debt                            10,137     10,137
      Total Current Liabilities                               192,543    183,126
 Long-Term Debt, less current portion                         229,552    229,548
 Other Liabilities                                             53,103     61,089
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
   shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000
   shares authorized; shares issued 26,995,486
   and 26,979,352                                              26,995     26,979
 Additional Capital                                           116,056    115,977
 Retained Earnings                                            124,869    132,336
      Total Stockholders' Equity                              267,920    275,292

                                                             $743,118   $749,055






See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

                                                  Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                  July 28,    July 30,   July 28,      July 30,
                                                    1996        1995       1996          1995
Net sales                                         $313,807   $349,493    $587,467      $632,480

Cost of goods sold                                 208,482    229,896     389,045       415,479

Gross profit                                       105,325    119,597     198,422       217,001

Selling, general and administrative expenses        96,363    107,704     192,721       205,460

Income before interest and taxes                     8,962     11,893       5,701        11,541

Interest expense, net                                5,918      5,939      12,071        10,722

Income (loss) before taxes                           3,044      5,954      (6,370)          819

Income tax expense (benefit)                           918      2,060      (1,942)          285

Net income (loss)                                 $  2,126   $  3,894    $ (4,428)     $    534

Net income (loss) per share                       $   0.08   $   0.15    $  (0.16)     $   0.02

Cash dividends per share                          $ 0.0375   $ 0.0375    $  0.075      $  0.075






See accompanying notes.




Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

                                                        Twenty-Six Weeks Ended
                                                        July 28,      July 30,
                                                          1996          1995

OPERATING ACTIVITIES:
  Net Income (loss)                                     $ (4,428)    $    534
  Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
    Depreciation and amortization                         15,097       16,222
    Amortization of contributions from landlords          (3,212)      (3,693)
    Deferred income taxes                                    -           (910)
    Other-net                                                -            304

  Changes in operating assets and liabilities:
    Receivables                                           27,369        6,984
    Income tax refund                                     16,987
    Inventories                                          (48,900)     (91,322)
    Accounts payable and accrued expenses                 (8,970)     (43,551)
    Other-net                                             (2,629)        (492)
      Net Cash Used By Operating Activities               (8,686)    (115,924)


INVESTING ACTIVITIES:
  Acquisition of the Apparel Group of Crystal
    Brands, Inc.                                             -       (114,503)
  Property, plant and equipment acquired                 (10,565)     (19,512)
  Contributions from landlords                               974        4,393
  Other-net                                                 (587)         (78)
      Net Cash Used By Investing Activities              (10,178)    (129,700)


FINANCING ACTIVITIES:
  Proceeds from revolving line of credit
    and long-term borrowings                              47,414      185,300
  Payments on revolving line of credit
    and long-term borrowings                             (29,000)      (2,205)
  Exercise of stock options                                   95          702
  Cash dividends                                          (3,039)      (3,000)
      Net Cash Provided By Financing Activities           15,470      180,797

Decrease In Cash                                          (3,394)     (64,827)

Cash at beginning of period                               17,533       80,473

Cash at end of period                                   $ 14,139     $ 15,646

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

The results of operations for the thirteen and twenty-six weeks ended July 28, 1996 and July 30, 1995 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirteen and twenty-six weeks ended July 30, 1995 to present that information on a basis consistent with the thirteen and twenty-six weeks ended July 28, 1996.

INVENTORIES

Inventories are summarized as follows:

                                      July 28,      January 28,
                                        1996           1996

           Raw materials             $ 19,111        $ 14,194
           Work in process             15,555          13,145
           Finished goods             291,007         249,434

                 Total               $325,673        $276,773

Inventories are stated at the lower of cost or market. Cost for the apparel business is determined principally using the last-in, first-out method (LIFO), except for certain sportswear inventories which are determined using the first-in, first-out method (FIFO). Cost for the footwear business is determined using FIFO. Inventories would have been $13,564 and $12,923 higher than reported at July 28, 1996 and January 28, 1996, respectively, if the FIFO method of inventory accounting had been used for the entire apparel business.

The final determination of cost of sales and inventories under the LIFO method can only be made at the end of each fiscal year based on inventory cost and quantities on hand. Interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs. Such estimates are subject to revision at the end of each quarter. Since estimates of future inventory levels and costs are subject to external factors, interim financial results are subject to year-end LIFO inventory adjustments.

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

                                 Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                  July 28,   July 30,    July 28,     July 30,
                                    1996       1995        1996         1995

Net sales-apparel                 $223,227   $255,944     $423,425   $460,935

Net sales-footwear                  90,580     93,549      164,042    171,545

Total net sales                   $313,807   $349,493     $587,467   $632,480


Operating income-apparel          $  3,491   $  6,336     $  1,185   $  5,003

Operating income-footwear            8,115      8,435       10,330     11,792

Total operating income              11,606     14,771       11,515     16,795

Corporate expenses                  (2,644)    (2,878)      (5,814)    (5,254)

Interest expense, net               (5,918)    (5,939)     (12,071)   (10,722)

Income (loss) before taxes        $  3,044   $  5,954     $ (6,370)  $    819

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 28, 1996 Compared to Thirteen Weeks Ended
July 30, 1995

APPAREL

Net sales of the Company's apparel segment in the second quarter were $223.2 million in 1996 and $255.9 million last year, a decrease of 12.8%. The decrease in sales was due principally to the previously announced closing of factory outlet retail stores and a planned reduction in lower margin private label business, as well as the prior year's high level of clearance activity related to the closing of the Company's private label outlet stores. These strategic initiatives more than offset sales gains made this year in the Company's branded product lines.

Gross profit on apparel sales was 31.4% in the second quarter of 1996 compared to 32.7% in last year's second quarter. Selling, general and administrative expenses as a percentage of apparel sales in the second quarter was 29.9% in 1996 and 30.3% in 1995.

FOOTWEAR

Net sales of the Company's footwear segment were $90.6 million in the second quarter of 1996 and $93.5 million last year, a decrease of 3.1%. The decrease was due principally to the previously announced closing of factory outlet retail stores.

Gross profit on footwear sales was 38.5% in the second quarter of 1996 compared to 38.3% in last year's second quarter. Selling, general and administrative expenses as a percentage of footwear sales in the second quarter was 29.5% in 1996 and 29.3% in 1995.

INTEREST EXPENSE

Net interest expense was $5.9 million in the second quarter of 1996 and 1995.

INCOME TAXES

Income tax was estimated at a rate of 30.2% for the second quarter of 1996 compared to 34.6% in last year's second quarter. The decrease in the 1996 rate is due principally to a lower proportion of U.S. income taxed at normal rates versus tax exempted income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses were $2.6 million in the second quarter of 1996 compared to $2.9 million in 1995.

Twenty-Six Weeks Ended July 28, 1996 Compared to Twenty-Six Weeks Ended July 30, 1995

APPAREL

Net sales of the Company's apparel segment were $423.4 million during the first six months of 1996, a decrease of 8.1% from the prior year's $460.9 million. The decrease in sales was due principally to the previously announced closing of factory outlet retail stores and a planned reduction in lower margin private label business, as well as the prior year's high level of clearance activity related to the closing of the Company's private label outlet stores. These strategic initiatives more than offset sales gains made this year in the Company's branded product lines.

Gross profit on apparel sales was 32.4% in the first half of 1996 compared to 32.7% in last year's first half. Selling, general and administrative expenses as a percentage of apparel sales in the first half was 32.1% in 1996 and 31.6% in 1995.

FOOTWEAR

Net sales of the Company's footwear segment were $164.0 million during the first six months of 1996, a decrease of 4.4% from the prior year's $171.5 million. The decrease was due principally to the previously announced closing of factory outlet retail stores.

Gross profit on footwear sales was 37.3% in the first half of 1996 compared to 38.7% in last year's first half. Selling, general and administrative expenses as a percentage of footwear sales in the first half was 31.0% in 1996 and 31.8% in 1995.

INTEREST EXPENSE

Net interest expense was $12.1 million in the first half of 1996 compared with $10.7 million last year. The increase is directly related to the timing of the Gant and Izod acquisition and the funding of the cash portion of the Company's prior year $27 million restructuring initiatives.

INCOME TAXES

Income tax was estimated at a rate of 30.5% for the first half and year of 1996 compared with last year's rate of 34.8% for the first half and year. The decrease in the 1996 rate is due principally to a lower proportion of U.S. income taxed at normal rates versus tax exempted income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses were $5.8 million in the first half of 1996 compared to $5.3 million in 1995. The increase is due solely to timing as expenses are expected to be substantially flat for the year.

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

Cash used by operations in the first half totalled $8.7 million in 1996 and $115.9 million last year. The decrease is principally related to the reduction in working capital requirements due to the downsizing of the Company's retail business.

Capital spending was $10.6 million in the first half of 1996 as compared with $19.5 million last year. The decrease is in line with the Company's planned capital spending reduction.

The Company has a credit agreement which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The credit agreement also includes a letter of credit facility. The total amount available to the Company under each of the revolving credit and the letter of credit facility is $250 million provided, however, that the aggregate maximum amount outstanding at any time under both facilities is $400 million. The Company believes that its borrowing capacity under this facility is adequate for its 1996 peak seasonal needs. At the end of the current and prior year's second quarter, the Company estimated that $70 million of the outstanding borrowings under this facility were non-current. The Company's long-term debt (net of invested cash) as a percentage of total capital is 45.4% at the end of the current quarter compared with 45.7% at the end of last year's second quarter.

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

                          Part II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual stockholders' meeting was held on June 18, 1996. There were present in person or by proxy, holders of 25,028,637 shares of Common Stock or 92.7% of all votes eligible for the meeting.

The amendment to the Company's Certificate of Incorporation to eliminate the classification of the Board of Directors and the election of the classes of directors on a staggered basis and to provide for the annual election of all members of the Board for a term of one year or until their successors are elected and qualified was adopted with a vote of 21,639,508 For and 384,473 Against.

The following directors were elected to serve for a term of one year:

                                     For           Vote Withheld

Edward H. Cohen                   24,788,789          239,848
Estelle Ellis                     24,784,741          243,896
Joseph B. Fuller                  24,794,397          234,240
Bruce J. Klatsky                  24,787,845          240,792
Maria Elena Lagomasino            24,833,693          194,944
Harry N.S. Lee                    24,795,348          233,289
Bruce Maggin                      24,842,846          185,791
Ellis E. Meredith                 24,841,046          187,591
Steven L. Osterweis               24,832,987          195,650
William S. Scolnick               24,792,487          236,150
Peter J. Solomon                  24,793,423          235,214
Irwin W. Winter                   24,790,123          238,514

Ernst & Young LLP were appointed to serve as the Company's independent auditors until the next stockholders' meeting. The vote was 24,879,542 For and 113,877 Against.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

     3.1 Certificate of Amendment of the Certificate of Incorporation, dated as of June 20, 1996.

     3.2 By-Laws of Phillips-Van Heusen Corporation, as amended through June 18, 1996.

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

     4.13 Notice of extension of the Rights Agreement, dated June 5, 1996, from Phillips-Van Heusen Corporation to The Bank of New York (incorporated by reference to Exhibit 4.13 to the Company's report on Form 10-Q for the period ended April 28, 1996).

     4.14 First Amendment Agreement, dated as of June 24, 1996, to the Note Agreement, dated as of October 1, 1992.

     4.15 Certificate of Amendment of the Certificate of Incorporation, dated as of June 20, 1996 (included as Exhibit 3.1 to this Report).

     4.16 Amendment to the By-Laws of Phillips-Van Heusen Corporation, dated as of June 18, 1996 (included as Exhibit 3.2 to this Report).

     10.1 1987 Stock Option Plan, including all amendments through June 13, 1995 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended October 29, 1995).

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

     10.4 Phillips-Van Heusen Corporation Special Severance Benefit Plan, as amended as of April 16, 1996 (incorporated by reference to Exhibit
           10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

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

     10.12 Agreement, dated as of April 28, 1993, between Bruce J. Klatsky, Lawrence S. Phillips and the Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

     10.13 Non-Incentive Stock Option Agreement, dated as of April 28, 1993, between the Company and Bruce J. Klatsky. Non-Incentive Stock Option Agreement, dated as of December 3, 1993, between the Company and Bruce J. Klatsky (reload of April 28, 1993 Non-Incentive Stock Option Agreement) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

     10.14 Amendment, dated December 6, 1993, to the Agreement, dated April 28, 1993, between Bruce J. Klatsky, Lawrence S. Phillips and the Company (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

     10.15 Consulting and non-competition agreement, dated February 14, 1995, between the Company and Lawrence S. Phillips (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

     10.16 Performance Restricted Stock Plan, as amended as of April 16, 1996 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

     10.17 Phillips-Van Heusen Corporation (Crystal Brands Division) Associates Investment Plan, dated as of November 1, 1985, as amended and restated as of July 1, 1995 (incorporated by reference to Exhibit 10.17 to the Company's report on Form 10-Q for the period ended April 28, 1996).

     15.   Acknowledgement of Independent Accountants.

     27.   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended July 28, 1996.

     Report on Form 8-K, Dated as of April 16, 1996, the Board of Directors authorized the extension of the Rights Agreement, Dated as of June 10, 1986.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




September 10, 1996                  /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                    Exhibit 15



August 13, 1996


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in the Registration Statement (Form S-8, No. 33-59101), Registration Statement (Form S-3, No. 33-50751), Registration Statement (Form S-8, No. 33-59602), Registration Statement (Form S-3, No. 33-46770), Registration Statement (Form S-8, No. 33-38698), Post-Effective amendment No. 1 to the Registration Statement (Form S-8, No. 33-24057), Post-Effective amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), Post-Effective amendment No. 4 to the Registration Statement (Form S-8, No. 2-72959), Post-Effective amendment No. 6 to the Registration Statement (Form S-8, No. 2-64564), and Post-Effective amendment No. 13 to the Registration Statement (Form S-8, No. 2-47910), of Phillips-Van Heusen Corporation of our report dated August 13, 1996 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation which are included in its Form 10-Q for the three month period ended July 28, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                           ERNST & YOUNG LLP


New York, New York