Form 10-Q
period 1996-10-27
PHILLIPS VAN HEUSEN CORP /DE/
filed 1996-12-10
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 1996


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of December 2, 1996: 27,034,037 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants Review Report..................................   1

Condensed Consolidated Balance Sheets as of October 27, 1996 and
January 28, 1996......................................................    2

Condensed Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended October 27, 1996 and
October 29, 1995......................................................    3

Condensed Consolidated Statements of Cash Flows for the thirty-nine
weeks ended October 27, 1996 and October 29, 1995.....................    4

Notes to Condensed Consolidated Financial Statements..................   5-7

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   8-11


PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  12-15

Signatures............................................................   16

Exhibit--Acknowledgment of Independent Accountants....................   17

Exhibit--Financial Data Schedule......................................   18

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of October 27, 1996, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended October 27, 1996 and October 29, 1995, and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended October 27, 1996 and October 29, 1995. These financial statements are the responsibility of the Company's management.

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



New York, New York
November 19, 1996

Phillips-Van Heusen Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                            UNAUDITED     AUDITED
                                                           October 27,  January 28,
                                                               1996         1996
ASSETS
 Current Assets:
  Cash, including cash equivalents of $12,352 and $8,474    $ 23,204     $ 17,533
  Trade receivables, less allowances of $4,918 and $5,514    128,774      109,866
  Income tax refund receivable                                  -          16,987
  Inventories                                                299,121      276,773
  Other, including deferred taxes of $9,801                   24,039       23,505
      Total Current Assets                                   475,138      444,664
 Property, Plant and Equipment                               138,605      143,398
 Goodwill                                                    117,546      119,914
 Other Assets, including deferred taxes of $22,113            39,503       41,079
                                                            $770,792     $749,055

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                             $ 74,000     $ 61,590
  Accounts payable                                            43,719       38,796
  Accrued expenses                                            74,792       72,603
  Current portion of long-term debt                           10,157       10,137
      Total Current Liabilities                              202,668      183,126
 Long-Term Debt, less current portion                        229,253      229,548
 Other Liabilities                                            56,740       61,089
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
  shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000 shares
  authorized; shares issued 27,030,720 and 26,979,352         27,031       26,979
 Additional Capital                                          116,207      115,977
 Retained Earnings                                           138,893      132,336
      Total Stockholders' Equity                             282,131      275,292

                                                            $770,792     $749,055






See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

                                              Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                             October 27, October 29,   October 27, October 29,
                                                 1996        1995          1996        1995
Net sales                                    $391,245    $448,007       $978,712   $1,080,487

Cost of goods sold                            261,536     308,952        650,581      724,431

Gross profit                                  129,709     139,055        328,131      356,056

Selling, general and administrative expenses  102,817     116,749        295,538      322,209

Plant, store closing and restructuring
  expenses                                       -         25,000           -          25,000

Income (loss) before interest and taxes        26,892      (2,694)        32,593        8,847

Interest expense, net                           5,958       6,559         18,029       17,281

Income (loss) before taxes                     20,934      (9,253)        14,564       (8,434)

Income tax expense (benefit)                    5,899      (4,879)         3,957       (4,594)

Net income (loss)                            $ 15,035    $ (4,374)      $ 10,607   $   (3,840)

Average shares outstanding                     27,005      26,762         26,994       26,693

Net income (loss) per share                  $   0.56    $  (0.16)      $   0.39   $    (0.14)

Cash dividends per share                     $ 0.0375    $ 0.0375       $ 0.1125   $   0.1125






See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

                                                         Thirty-Nine Weeks Ended
                                                         October 27,  October 29,
                                                            1996          1995
OPERATING ACTIVITIES:
  Net income (loss)                                      $ 10,607     $ (3,840)
  Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                          22,395       25,043
    Amortization of contributions from landlords           (4,711)      (5,602)
    Write-off of fixed assets                                -          11,000
    Deferred income taxes                                    -           9,651
    Other-net                                                -           2,223

  Changes in operating assets and liabilities:
    Receivables                                           (16,614)     (50,618)
    Income tax refund                                      16,987          -
    Inventories                                           (22,348)     (65,688)
    Accounts payable and accrued expenses                   6,945      (23,072)
    Other-net                                              (2,694)        (150)
      Net Cash Provided (Used) By Operating Activities     10,567     (101,053)


INVESTING ACTIVITIES:
  Acquisition of the Apparel Group of Crystal
    Brands, Inc.                                             -        (114,503)
  Property, plant and equipment acquired                  (16,302)     (25,029)
  Contributions from landlords                              1,780        6,930
  Other-net                                                 1,264       (9,886)
      Net Cash Used By Investing Activities               (13,258)    (142,488)


FINANCING ACTIVITIES:
  Proceeds from revolving line of credit
    and long-term borrowings                               26,411      205,017
  Payments on revolving line of credit
    and long-term borrowings                              (14,280)     (16,860)
  Exercise of stock options                                   282        1,227
  Cash dividends                                           (4,051)      (4,005)
      Net Cash Provided By Financing Activities             8,362      185,379

Increase (Decrease) In Cash                                 5,671      (58,162)

Cash at beginning of period                                17,533       80,473

Cash at end of period                                    $ 23,204     $ 22,311

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

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

The results of operations for the thirteen and thirty-nine weeks ended October 27, 1996 and October 29, 1995 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 29, 1995 to present that information on a basis consistent with the thirteen and thirty-nine weeks ended October 27, 1996.

INVENTORIES

Inventories are summarized as follows:

                                     October 27,      January 28,
                                        1996             1996

           Raw materials             $ 13,784          $ 14,194
           Work in process             16,474            13,145
           Finished goods             268,863           249,434

                 Total               $299,121          $276,773

Inventories are stated at the lower of cost or market. Cost for the apparel segment is determined principally using the last-in, first-out method (LIFO), except for certain sportswear inventories which are determined using the first-in, first-out method (FIFO). Cost for the footwear segment is determined using FIFO. Inventories would have been $14,027 and $12,923 higher than reported at October 27, 1996 and January 28, 1996, respectively, if the FIFO method of inventory accounting had been used for the entire apparel business.

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

                                Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                               October 27,  October 29,  October 27,  October 29,
                                  1996         1995         1996         1995

Net sales-apparel                $291,222     $343,625     $714,647    $  804,560

Net sales-footwear                100,023      104,382      264,065       275,927

Total net sales                  $391,245     $448,007     $978,712    $1,080,487


Operating income (loss)-apparel* $ 20,333     $ (2,624)    $ 21,518    $    2,379

Operating income-footwear*         10,780        4,704       21,110        16,496

Total operating income*            31,113        2,080       42,628        18,875

Corporate expenses                 (4,221)      (4,774)     (10,035)      (10,028)

Interest expense, net              (5,958)      (6,559)     (18,029)      (17,281)

Income (loss) before taxes       $ 20,934     $ (9,253)    $ 14,564    $   (8,434)


* Operating income for the thirteen and thirty-nine weeks ended October 29, 1995, includes a $25,000 pre-tax charge, of which $23,000 and $2,000 relate to the Company's apparel and footwear businesses, respectively. These charges relate to plant, store closing and restructuring expenses as described in the accompanying footnote.

ACQUISITION

On February 17, 1995, the Company completed the acquisition of the Apparel Group of Crystal Brands, Inc. (Gant and Izod) for $114,503 in cash, net of cash acquired, and subject to certain adjustments. This acquisition was accounted for as a purchase. The acquired operations are included in the Company's consolidated financial statements since February 17, 1995.

PLANT, STORE CLOSING AND RESTRUCTURING EXPENSES

In 1995, the Company adopted and began to implement a plan designed to reduce costs and realign the product distribution mix primarily within the Company's apparel segment. Significant components of the plan included the closure of three domestic apparel manufacturing facilities before the end of fiscal year 1995 and the closing of approximately 300 less profitable retail outlet stores. As a result, the Company recorded a pre-tax charge of $25,000 and $2,000 in the third and fourth quarters of 1995, respectively, which the Company expects to utilize fully by the end of its current fiscal year.

As part of its ongoing expense and cost reduction initiatives, the Company continues to evaluate its operating structure.

OTHER

The Company is a party to certain litigation which, in management's judgement based in part on the opinion of legal counsel, will not have a material adverse effect on the Company's financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 27, 1996 Compared to Thirteen Weeks Ended October 29, 1995

APPAREL

Net sales of the Company's apparel segment in the third quarter were $291.2 million in 1996 and $343.6 million last year, a decrease of 15.3%. This decrease was expected, given the absence of clearance sales associated with the acquisition of the Apparel Group of Crystal Brands Inc., the planned elimination of the Company's private label retail formats, the planned reduction of low margin private label sales at the wholesale level and the closure of factory outlet stores as part of the Company's continuing strategic initiative to downsize its factory outlet business. The effect of these changes more than offset sales gains made this year in the Company's branded product lines at the wholesale level.

Gross profit on apparel sales was 31.7% in the third quarter of 1996 compared to 30.0% last year. The improvement in gross profit comes largely from the elimination of certain of the less profitable businesses described above.

Selling, general and administrative expenses as a percentage of apparel sales in the third quarter was 24.8% in 1996 and 24.0% in 1995. The increased expense level is attributable principally to current year start-up costs associated with the new Gant and Izod outlet stores.

FOOTWEAR

Net sales of the Company's footwear segment were $100.0 million in the third quarter of 1996 and $104.4 million last year, a decrease of 4.2%. The decrease was due principally to the closure of factory outlet stores described above.

Gross profit on footwear sales was 37.2% in the third quarter of 1996 compared to 34.6% last year. The improvement in gross profit results principally from a significant reduction in promotional selling as footwear enjoyed a strong back to school season.

Selling, general and administrative expenses as a percentage of footwear sales in the third quarter was 26.4% in 1996 and 28.2% in 1995. The decrease in expenses results from the closure of underperforming factory outlet stores described above.

INTEREST EXPENSE

Net interest expense was $6.0 million in the third quarter of 1996 compared with $6.6 million last year.

INCOME TAXES

Income tax expense was estimated at a rate of 28.2% for the third quarter of 1996 compared to last year's rate of 27.4% (before the effect of the non-recurring restructuring charge). The tax rates reflect the relationship of U.S. income taxed at normal rates versus tax exempted income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses were $4.2 million in the third quarter of 1996 compared to $4.8 million in 1995. The decrease is due solely to timing.

Thirty-Nine Weeks Ended October 27, 1996 Compared to Thirty-Nine Weeks Ended October 29, 1995

APPAREL

Net sales of the Company's apparel segment were $714.7 million in the first nine months of 1996, a decrease of 11.2% from the prior year's $804.6 million. This decrease was expected, given the absence of clearance sales associated with the acquisition of Crystal Brands, the planned elimination of the Company's private label retail formats, the planned reduction of low margin private label sales at the wholesale level and the closure of factory outlet stores as part of the Company's continuing strategic initiative to downsize its factory outlet business. The effect of these changes more than offset sales gains made this year in the Company's branded product lines at the wholesale level.

Gross profit on apparel sales was 32.1% in the first nine months of 1996 compared to 31.5% last year. The improvement in gross profit comes largely from the elimination of certain of the less profitable businesses described above.

Selling, general and administrative expenses as a percentage of apparel sales in the first nine months was 29.1% in 1996 and 28.4% in 1995. The increased expense level is attributable principally to current year start-up costs associated with the new Gant and Izod outlet stores.

FOOTWEAR

Net sales of the Company's footwear segment in the first nine months were $264.1 million compared to last year's $275.9 million, a decrease of 4.3%. The decrease was due principally to the closure of factory outlet stores described above.

Gross profit on footwear sales was 37.2% in the first nine months of 1996 and 1995.

Selling, general and administrative expenses as a percentage of footwear sales in the first nine months was 29.3% in 1996 and 30.5% in 1995. The decrease in expenses results from the closure of underperforming factory outlet stores described above.

INTEREST EXPENSE

Net interest expense was $18.0 million in the first nine months of 1996 compared with $17.3 million last year. The increase in interest expense is directly related to the timing of the Gant and Izod acquisition and the funding of the cash portion of the Company's prior year restructuring initiatives.

INCOME TAXES

Income tax expense was estimated at a rate of 27.2% for the first nine months of 1996 compared with last year's rate of 28.3% (before the effect of the non-recurring restructuring charge). The tax rates reflect the relationship of U.S. income taxed at normal rates versus tax exempted income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses were $10.0 million in the first nine months of 1996 and 1995.

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

Also contributing to the strength of the third quarter is the high volume of fall shipments to wholesale customers which are generally more profitable than spring shipments. The slower spring selling season at wholesale combined with retail seasonality make the first quarter particularly weak.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business typically requires the use of cash to fund a build-up in the Company's inventory in the first half of each fiscal year. During the third and fourth quarters, the Company's higher level of sales tends to reduce its inventory and generate cash from operations.

Cash provided (used) by operations in the first nine months totalled $10.6 million in 1996 compared with $(101.1) million last year. The improvement comes principally from the normalization of working capital requirements in 1996 compared to the increased requirements in 1995 due to the acquisition of the Apparel Group of Crystal Brands, Inc. In addition, there is a reduction in working capital requirements due to the downsizing of the Company's retail business.

Capital spending was $16.3 million in the first nine months of 1996 as compared with $25.0 million last year. The decrease is in line with the Company's planned capital spending reduction.

The Company has a credit agreement which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The credit agreement also includes a letter of credit facility. The total amount available to the Company under each of the revolving credit and the letter of credit facility is $250 million provided, however, that the aggregate maximum amount outstanding at any time under both facilities is $400 million. The Company believes that its borrowing capacity under this facility is adequate for its 1996 peak seasonal needs. At the end of the current and prior year's third quarters, the Company estimated that $70 million of the outstanding borrowings under this facility were non-current. The Company's long-term debt (net of invested cash) as a percentage of total capital is 43.5% at the end of the current quarter compared with 45.9% at the end of last year's third quarter.










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

     3.3 Certificate of Designation of Series A Cumulative Participating Preferred Stock, filed June 10, 1986 (incorporated by reference to Exhibit A of the document filed as Exhibit 3 to the Company's Quarterly Report as filed on Form 10-Q for the period ended May 4,
           1986).

     3.4 Amendment to Certificate of Incorporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

     3.5 Amendment to Certificate of Incorporation, filed June 1, 1993 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994).

     3.6 Amendment to Certificate of Incorporation, filed June 20, 1996 (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended July 28, 1996).

     3.7 By-Laws of Phillips-Van Heusen Corporation, as amended through June 18, 1996 (incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended July 28, 1996).

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

     4.5 Notice of extension of the Rights Agreement, dated June 5, 1996, from Phillips-Van Heusen Corporation to The Bank of New York (incorporated by reference to Exhibit 4.13 to the Company's report on Form 10-Q for the period ended April 28, 1996).

     4.6 Credit Agreement, dated as of December 16, 1993, among PVH, Bankers Trust Company, The Chase Manhattan Bank, N.A., Citibank, N.A., The Bank of New York, Chemical Bank and Philadelphia National Bank, and Bankers Trust Company, as agent (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994).

     4.7 First Amendment, dated as of February 13, 1995, to the Credit Agreement dated as of December 16, 1993 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

     4.8 Second Amendment, dated as of July 17, 1995, to the Credit Agreement dated as of December 16, 1993 (incorporated by reference to Exhibit 4.7 to the Company's report on Form 10-Q for the period ending October 29, 1995).

     4.9 Third Amendment, dated as of September 27, 1995, to the Credit Agreement dated as of December 16, 1993 (incorporated by reference to Exhibit 4.8 to the Company's report on Form 10-Q for the period ending October 29, 1995).

     4.10 Fourth Amendment, dated as of September 28, 1995, to the Credit Agreement dated as of December 16, 1993 (incorporated by reference to Exhibit 4.9 to the Company's report on Form 10-Q for the period ending October 29, 1995).

     4.11 Fifth Amendment, dated as of April 1, 1996, to the Credit Agreement dated as of December 16, 1993 (incorporated by reference to Exhibit
           4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

     4.12 Note Agreement, dated October 1, 1992, among PVH, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Unum Life Insurance Company of America, Nationwide Life Insurance Company, Employers Life Insurance Company of Wausau and Lutheran Brotherhood (incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     4.13 First Amendment Agreement, dated as of June 24, 1996, to the Note Agreement, dated as of October 1, 1992 (incorporated by reference to Exhibit 4.14 to the Company's report on Form 10-Q for the period ended July 28, 1996).

     4.14 Indenture, dated as of November 1, 1993, between PVH and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

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

     10.11 Performance Restricted Stock Plan, as amended as of April 16, 1996 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

     10.12 Phillips-Van Heusen Corporation (Crystal Brands Division) Associates Investment Plan, dated as of November 1, 1985, as amended and restated as of July 1, 1995 (incorporated by reference to Exhibit 10.17 to the Company's report on Form 10-Q for the period ended April 28, 1996).

     10.13 Agreement, dated as of April 28, 1993, between Bruce J. Klatsky, Lawrence S. Phillips and the Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

     10.14 Amendment, dated December 6, 1993, to the Agreement, dated April 28, 1993, between Bruce J. Klatsky, Lawrence S. Phillips and the Company (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

     10.15 Non-Incentive Stock Option Agreement, dated as of April 28, 1993, between the Company and Bruce J. Klatsky. Non-Incentive Stock Option Agreement, dated as of December 3, 1993, between the Company and Bruce J. Klatsky (reload of April 28, 1993 Non-Incentive Stock Option Agreement) (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

     10.16 Consulting and non-competition agreement, dated February 14, 1995, between the Company and Lawrence S. Phillips (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

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


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




December 10, 1996                   /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                  Exhibit 15



November 19, 1996


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in

      (i) Post-Effective Amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), which relates to the Phillips-Van Heusen Corporation Employee Savings and Retirement Plan,

      (ii) Registration Statement (Form S-8, No. 33-50841) and Registration Statement (Form S-8, No. 33-59602), each of which relate to the Phillips-Van Heusen Corporation Associates Investment Plan for Residents of the Commonwealth of Puerto Rico,

      (iii) Registration Statement (Form S-8, No. 33-59101), which relates to the Voluntary Investment Plan of Phillips-Van Heusen Corporation (Crystal Brands Division),

      (iv) Post-Effective Amendment No. 4 to Registration Statement (Form S-8, No. 2-72959), Post Effective Amendment No. 6 to Registration Statement (Form S-8, No. 2-64564), and Post Effective Amendment No. 13 to Registration Statement (Form S-8, No. 2-47910), each of which relate to the 1973 Employee's Stock Option Plan of Phillips-Van Heusen Corporation, and

      (v) Registration Statement (Form S-8, No. 33-38698), Post-Effective Amendment No. 1 to Registration Statement (Form S-8, No. 33-24057) and Registration Statement (Form S-8, No. 33-60793), each of which relate to the Phillips-Van Heusen Corporation 1987 Stock Option Plan,

of our report dated November 19, 1996 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation which are included in its Form 10-Q for the three month period ended October 27, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                           ERNST & YOUNG LLP


New York, New York