Form 10-K
period 1997-02-02
PHILLIPS VAN HEUSEN CORP /DE/
filed 1997-04-30
CIK 78239

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended February 2, 1997       Commission file number: 1-724

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

   The aggregate market value of the voting stock of registrant held by nonaffiliates of the registrant as of April 17, 1997 was approximately $317,700,000.


   Number of shares of Common Stock outstanding as of April 17, 1997:
27,063,489.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                    Location in Form 10-K
                                   Document         in which incorporated

   Registrant's 1996 Annual Report to Stockholders      Parts I and II
     for the Fiscal Year Ended February 2, 1997

              Registrant's Proxy Statement               Part III
                for the Annual Meeting of
         Stockholders to be held on June 17, 1997

                                    PART I
Item 1.  Business

General Overview

    Phillips-Van Heusen Corporation (the "Company") is a vertically integrated manufacturer, marketer and retailer of men's, women's and children's apparel and footwear. The Company's products include shirts, shoes and sweaters and, to a lesser extent, neckwear, furnishings, bottoms, outerwear and leather and canvas accessories.

    The Company owns four premier brands: "Van Heusen", "Bass", "Izod" and "Gant". In addition, the Company markets "Geoffrey Beene" labeled designer apparel under licensing agreements with that designer, and has a licensing agreement to market "Jantzen" branded men's sweaters, knits and golf apparel.

    Wholesale distribution consists of the marketing and sale of the Company's products to major department and specialty stores, independent retailers, chain stores and catalog merchants. The Company's wholesale customers for branded and designer apparel include May Co., Federated, Frederick Atkins, Mercantile, Belks, Mervyns, Dillard's, Dayton Hudson and JCPenney. Wholesale customers for its private label shirts include JCPenney, Mervyn's, Lord & Taylor, Bloomingdales and Sears, while wholesale customers for the Company's private label sweaters and golf apparel include JCPenney, Nordstrom and Sears. The Company's customers for footwear include Nordstrom, May Co., Dillard's, Federated and Dayton Hudson. In 1996, no one customer accounted for more than 10% of the Company's sales.

    Through its retail operations, the Company sells its products directly to consumers in 787 Company-owned stores located primarily in manufacturers' outlet malls. The stores are operated in five different formats: Van Heusen, Bass, Izod, Gant and Geoffrey Beene.

    According to MRCA Information Services, "Van Heusen" is the best-selling men's dress shirt and woven sport shirt brand in the United States, and "Geoffrey Beene" is the best-selling men's designer dress shirt in the United States. The Company believes it is one of the largest marketers of private label dress shirts in the United States. Also, according to NPD Consumer Purchase Panel, "Izod" is the best selling men's sweater brand in the United States and, according to Footwear Market Insights, "Bass" is the leading brand of high end casual shoes in the United States.

    The Company believes its overall share of the United States men's dress shirt market, including its branded, designer and private label offerings, is the largest of any single company. In addition to marketing dress shirts, the Company responded to the growing casualwear market in the United States by acquiring the "Izod" and "Gant" labels in 1995, and expanding its major brand product offerings to casualwear. Casualwear now represents approximately 85% of total Company sales and it is expected that casualwear will continue to increase as a percentage of the Company's sales. The Company is also a leading supplier of sweaters and golf apparel.

    In the decade prior to 1995, the Company's growth was driven by the expansion of its factory outlet retail operations. It led, however, to a significant over-expansion in that area of the Company's business. And that, coupled with a weakening in outlet retail sales, led to a major downturn in operating results beginning in 1994. To address the Company's over-expansion in outlet retailing, during 1995 the Company initiated a plan to close some 300 stores. In 1996, these store closings began to eliminate the Company's weakest and worst-trending stores, accelerated the realignment of the Company's wholesale/retail sales mix and became an important source of cash flow.

    On February 17, 1995, the Company acquired the "Izod" and "Gant" brands from Crystal Brands, Inc. In connection with the acquisition, the Company acquired 88 outlet stores which marketed apparel under the acquired labels. The Company converted 34 of these stores to stores which market apparel under either the "Izod" or "Gant" label, or to other store formats which the Company operates and closed the other 54 stores. In addition, the Company converted substantially all of its private label retail stores into stores which market apparel under either the "Izod" or "Gant" label.

    The Company was incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881, and, with respect to Bass, a business begun in 1876. The Company's principal executive offices are located at 1290 Avenue of the Americas, New York, New York 10104; and its telephone number is
(212) 541-5200.

Apparel Business

    The marketing of the Company's apparel products is currently conducted principally under the following labels: "Van Heusen", "Bass", "Izod", "Izod Club", "Gant" and "Geoffrey Beene". The Company also markets various private label apparel products.

  Van Heusen

    "Van Heusen" is the best-selling men's dress shirt and woven sport shirt brand in the United States, according to research conducted by MRCA Information Services. In addition to the "Van Heusen" label, branded products are marketed under the sub-brands "Players", "Corporate Casual", "Khaki Classic", "Denim Classic", and "Modern Classic."

    "Van Heusen" branded dress and sport shirts and sweaters are marketed at wholesale in the moderate to better price range to major department stores and men's specialty stores nationwide, including May Co., Frederick Atkins, JCPenney, Younkers and Mervyns.

    In 1996, the fashion component of dress shirts became more important. As a result, a great deal of "Fridaywear" marketed previously under the sub-brand "Corporate Casual" became a part of the Company's general fashion dress shirt product lines. "Corporate Casual" dress shirts sales were approximately 8% of total dress shirts sales in 1996.

    Wholesale marketing of "Van Heusen" apparel also includes knit sport shirts, sweaters and golf apparel which is marketed under the "Van Heusen Players" label. Major customers include JCPenney and other fine stores.

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

    The product mix targeted for Van Heusen stores is intended to satisfy the key apparel needs of men from dress furnishings to casualwear and of women for casualwear. Van Heusen stores' merchandising strategy is focused on achieving a classic and/or updated traditional look in a range of primarily moderate price points. Target customers represent the broadest spectrum of the American consumer.

  Bass

    The Company's marketing of apparel under the "Bass" label began in 1992 and has been continuously updated and expanded since that time.

    Until 1992, the Company's Bass outlet stores had marketed only footwear and accessories. Since that time, the Company has introduced apparel consistent with the Bass "lifestyle" into approximately 70% of its stores, including children's apparel in 26% of its stores. The Company plans to continue to expand the percentage of its stores carrying "Bass" apparel to offer lifestyle apparel for the entire family.

    In 1996, Bass began to experiment with "full price" retail stores through the opening of "Bass Lifestyle" stores in regional malls in Paramus, New Jersey; Chicago, Illinois; and Atlanta, Georgia. These stores present "Bass" as a casual lifestyle brand - with footwear, apparel and accessories working together to enhance the brand's image.

    Additionally, "Bass" casual dress shirts are marketed at wholesale to major department stores, including Federated and Frederick Atkins, and are sold in the upper moderate to better price range.

  Izod

    "Izod" branded apparel products consist of active inspired men's sportswear, including "Izod" sweaters (the best-selling men's sweater brand in the United States, according to the NPD Consumer Purchase Panel). These products are marketed in the upper moderate to better price range to major department stores, including JCPenney, May Co., Macy's, Mercantile and Belk's.

    The Company's "Izod" outlet stores market Izod branded men's and women's casual sportswear. Target customers are generally brand loyalists who expect quality and fashion at reasonable prices.

  Izod Club

    "Izod Club" branded golf apparel products are marketed to thousands of golf pro shops across America in the better price range. Products marketed in the "Izod Club" men's and women's collections include knit shirts, sweaters, bottoms, outerwear, windshirts, headwear and hosiery. Beginning with the 1996 Resort season, "Izod Club" products have been featured at Nordstrom locations across the country. Izod Club developed a professional golf tournament strategy in 1996, which will be highlighted by its management of the merchandising efforts at the 1997 U.S. Open, USGA Senior's Open, and USGA Women's Open.

  Gant

    "Gant" branded apparel consists of a lifestyle collection of men's better sportswear, that includes woven and knit tops, bottoms and outerwear. "Gant" represents a classic American offering of men's sportswear designed for comfort and relaxed fit. "Gant's" style and quality place it in the better price range of men's apparel. The collection is marketed through major department stores, including Dillard's, Dayton Hudson, Belk's, Macy's and fine specialty stores.

    The Company's Gant outlet stores offer fine quality knit and woven shirts, sweaters, pants, shorts, outerwear and accessories for men. The "Gant" line incorporates several sportswear "lifestyles". Included are spectator-active and casualwear products, all of which maintain detailed construction and high quality fabrics.

  Geoffrey Beene

    The Company markets "Geoffrey Beene" labelled designer apparel under three separate licensing agreements with that designer. One agreement permits the Company to market "Geoffrey Beene" labelled dress shirts and sweaters through 2001. Two other agreements, one for men's apparel, the other for women's apparel, permit the Company to market "Geoffrey Beene" labelled products in its retail stores through 2005 and 2008, respectively.

    "Geoffrey Beene" dress shirts are the best-selling men's designer dress shirts in the United States, according to MRCA Information Services. Consistent with the increase in the demand for casual work attire, the Company has also expanded its marketing of "Geoffrey Beene" casual dress shirts. "Geoffrey Beene" dress shirts are sold in the upper moderate to better price range to major department stores and men's specialty stores nationwide, including Frederick Atkins, Federated and May Co.

    The Company's Geoffrey Beene stores offer a distinctive collection of men's "Geoffrey Beene" labelled products, including dress and sport shirts, neckwear, furnishings, outerwear, bottoms and sportswear. Through their product mix, the Geoffrey Beene stores seek to meet the full needs of men's wardrobes (excluding suits) from dress furnishings to casualwear. The merchandising strategy is focused on an upscale, fashion forward consumer in the upper moderate price range.

    Some Geoffrey Beene stores also offer "Geoffrey Beene" women's wear. Stores offering these products carry a full line of women's casual apparel bearing the designer's name.

  Jantzen

    On January 24, 1995, the Company entered into a licensing agreement to market "Jantzen" branded men's sweaters, knits and golf apparel. The licensing agreement expires January 31, 2000 but, under certain conditions, the Company may extend the agreement for an additional five years. "Jantzen" apparel products are sold in the moderate price range. Major customers for "Jantzen" branded apparel are department and specialty stores including Belk's, Federated, Dayton Hudson and Younkers. The Company believes that the licensing agreement further strengthens the Company's position as the leading sweater and golf apparel supplier in the United States.

  Private Label Apparel

    Private label programs offer the retailer the ability to create its own line of exclusive merchandise and give the retailer control over distribution of the product. The Company's customers work with the Company's designers to develop shirts in the styles, sizes and cuts which the customers desire to sell in their stores with their particular store names or private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy higher margins and product exclusivity. Private label products, however, do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same services and support as branded manufacturers.

    The Company markets at wholesale men's dress shirts under private labels to major national retail chains and department stores, including JCPenney, Mervyns, Lord & Taylor, Bloomingdales and Sears. Private label sport shirts are marketed to major retailers including K-Mart, Wal-Mart, Target, Sears and JCPenney. Private label sweaters and golf apparel are marketed to traditional department and specialty stores, national retail chains and catalog merchants, including JCPenney and Sears. The Company also markets shirts to companies in service industries, including major airlines and food chains. The Company believes it is one of the largest marketers of private label dress shirts in the United States.

    During 1995, the Company ceased operating its Cape Isle Knitters and Windsor Shirt private label retail stores, in large part by converting these stores to other store formats which the Company operates. The Company plans to market private label apparel only at wholesale for the foreseeable future.

  Competition in the Apparel Industry

    The apparel industry is highly competitive due to its fashion orientation, its mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Competitive pressures have been increased by the recent consolidations and closings of major department store groups. Based on the variety of the apparel marketed by the Company and the various channels of distribution it has developed, the Company believes it is well-positioned in the industry, although the Company has many diverse competitors in both manufacturing and retailing.

    The Company's apparel wholesale divisions experience competition in branded, designer and private label products. Some of the larger dress shirt competitors include: Bidermann Industries ("Arrow" brand); Salant Corporation ("Perry Ellis" and "John Henry" brands); Smart Shirt (private label shirt division of Kellwood); Capital Mercury (private label shirts); and Oxford Industries (private label shirts). Some of the larger sportswear competitors include: Warnaco ("Chaps" brand); Nautica Enterprises ("Nautica" brand); Polo/Ralph Lauren L.P. ("Polo" brand); Ashworth and Tommy Hilfiger. For sweaters, the Company's brands compete for department store floor space with private label sweaters. While several apparel manufacturers currently operate outlet stores, the Company believes that none offers a similar selection of product in the variety of formats offered by the Company. The Company's retail stores also compete with department stores, specialty stores, chain stores and catalogs.

Footwear Business

    The Company's footwear business consists of the manufacture, procurement for sale and marketing of a broad line of traditional men's, women's and children's casual shoes under the "Bass" brand name in the moderate to better price range. The Company also offers a line of men's dress shoes. Various sub-brands are utilized, the most important ones being "Weejun" and "Sunjun". "Bass" is the leading brand of high end casual shoes in the United States, according to research conducted by Footwear Market Insights ("FMI"). Based on the number of pairs sold, FMI's research shows "Bass" branded footwear with a 12.9% share of the high end casual shoe market.

    Bass' traditional wholesale customers are major department stores and specialty shoe stores throughout the United States, including Nordstrom, Federated, May Co., Dillard's and Dayton Hudson. In 1992, Bass began marketing its footwear internationally and is now selling footwear to retailers in Europe, Canada, South America, the Middle East, Africa and Asia.

    All footwear is designed in-house, regardless of source, to maintain tight control of the styling and quality offered by the brand.

    The Company's Bass stores, located primarily in manufacturers' outlet malls, typically carry an assortment of "Bass" shoes and accessories, in the moderate to upper moderate price range, as well as complementary products not sold to wholesale customers. Apparel is marketed in approximately 70% of the Company's Bass stores. The Company also opened three "Bass Lifestyle" "full price" stores in regional malls in 1996 to promote the brand's identity and image.

    Bass' merchandising strategy is focused on achieving an American classic look that emphasizes the end-use of casual and weekend styles which represent the "Bass Lifestyle" through classic and traditional design.

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

    Dress shirts and sweaters are manufactured in the Company's domestic apparel manufacturing facilities in Alabama, Arkansas and Puerto Rico. The Company also operates facilities in Costa Rica, Guatemala and Honduras. Additionally, the Company contracts for apparel merchandise with vendors principally in the Far East, Middle East and Caribbean areas who meet its quality and cost requirements. Footwear is manufactured in the Company's factories located in Maine, Puerto Rico and the Dominican Republic. In addition, the Company contracts for footwear merchandise which meets its quality and cost requirements from overseas vendors, principally in Brazil and the Far East.

    The Company's foreign offices, located principally in Hong Kong, Taiwan, the Philippines, Brazil and throughout Central America, enable the Company to monitor the quality of the goods manufactured by, and the delivery performance of, its suppliers. The Company continually seeks additional suppliers throughout the world for its sourcing needs and places its orders in a manner designed to limit the risk that a disruption of production at any one facility could cause a serious inventory problem. The Company has experienced no significant production delays or difficulties in importing goods. However, from time to time the Company has incurred added costs by shipping goods by air freight in order for it to meet certain delivery commitments to its customers. The Company's purchases from its suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. The Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company believes that it is the largest customer of many of its manufacturing suppliers and considers its relations with its suppliers to be satisfactory. No single supplier is critical to the Company's production needs, and the Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement production capacity.

    The Company purchases raw materials, including shirting fabric, buttons, thread, labels, yarn, piece goods and leather, from domestic and foreign sources based on quality, pricing (including quotas and duties) and availability factors. The Company believes it is one of the largest procurers of shirting fabric worldwide and purchases the majority of its shirting fabric from overseas manufacturers, due, in part, to decreased domestic production. The Company monitors factors affecting textile production and imports and remains flexible in order to exploit advantages in obtaining materials from different suppliers and different geographic regions. Rawhide leather for "Bass" footwear is procured mainly from domestic suppliers. Bass monitors the leather market and makes purchases on the spot market or through blanket contracts with suppliers as price trends dictate. No single supplier of raw materials is critical to the Company's production needs and the Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement raw materials.

Advertising and Promotion

    The Company has used national advertising to communicate the Company's marketing message since the 1920's. While the Company believes that this effort has helped create strong brand awareness and a high recognition factor among American consumers and has contributed to the overall success of the Company, the Company plans to increase its media marketing activities in an aggressive fashion in 1997.

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

Trademarks

    The Company has the exclusive right to use the "Izod" and "Gant" names in most countries, the "Van Heusen" name in North, Central and South America as well as the Philippines, and the exclusive worldwide right to use "Bass" for footwear. The Company has registered or applied for registration of numerous other trademarks for use on a variety of items of apparel and footwear and related products and owns many foreign trademark registrations. It presently has pending a number of applications for additional trademark registrations. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

Licensing

    The Company has various agreements under which it licenses the use of its brand names. The Company is licensing the "Van Heusen" name for apparel products in Canada and in most of the South and Central American countries.
In the United States, the Company currently licenses the use of the "Van Heusen" name for various products that it does not manufacture or source, including boy's apparel, sleepwear, eyeglasses, neckwear and other accessories and is exploring the possibility of licensing the name for use on other products. The Company licenses the use of the "Bass" name for footwear in Hong Kong, Japan, Europe and Latin America. The Company licenses the use of the "Gant" name for a complete range of sportswear and footwear in Europe, Australia, New Zealand and the Far East. (During 1995, the Company acquired 25% of this Gant licensee, Pyramid Sportswear, and has an option to purchase the remaining 75% in the year 2000.) The Company also licenses the use of the "Gant" name for outerwear and dress furnishings in the United States. The Company licenses the use of the "Izod" name for infants, toddlers and children's clothing, as well as "big and tall" apparel, in the United States, and for men's and women's sportswear in Canada. The Company plans to continue expanding its worldwide licensing efforts under the "Izod" and "Gant" trademarks.

Retail Stores

    As of February 2, 1997, the Company operated 787 stores in five different formats: "Van Heusen", "Bass", "Izod", "Gant" and "Geoffrey Beene". The Company's stores are located primarily in manufacturers' outlet malls. Store layouts and designs differ among the five retail formats in order to maximize the effectiveness of the product and pricing strategy directed toward each format's specific target customer.

    The Company is a leading operator of outlet mall stores. Other branded apparel manufacturers who have entered the outlet mall sector include Ralph Lauren, Liz Claiborne, Bugle Boy, Nine West, Jockey, Donna Karan, Sara Lee, Jones New York, Nautica, Tommy Hilfiger, Calvin Klein and Anne Klein.

    In the decade prior to 1995, the Company's growth was driven by the expansion of its factory outlet retail operations. It led, however, to a significant over-expansion in that area of the Company's business. And that, coupled with a weakening in outlet retail sales, led to a major downturn in operating results beginning in 1994. To address this over-expansion, during 1995 the Company initiated a plan to close some 300 stores. In 1996, these store closings began to eliminate the Company's weakest and worst-trending stores, accelerated the realignment of the Company's wholesale/retail sales mix and became an important source of cash flow. Despite these closings, the Company plans to continue selectively opening new stores in certain manufacturers' outlet centers. However, since the Company already features one or more of its store formats in the best-performing manufacturers' outlet centers in the United States, and since the development and opening of new manufacturers' outlet centers are occurring at a slower pace than in the past, future store openings will be fewer than in recent years.

Tariffs and Import Restrictions

    A substantial portion of the Company's products is manufactured by contractors located outside the United States. These products are imported and are subject to United States Customs laws, which impose tariffs as well as import quota restrictions established by the Department of Commerce. However, a significant portion of the Company's apparel products is imported from its Caribbean Basin manufacturing facilities and is therefore eligible for certain duty-advantaged programs commonly known as "807 Programs." While importation of goods from certain countries from which the Company obtains goods may be subject to embargo by United States Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas and can, in most cases, shift production to contractors located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on the Company's business.

Employees

    As of February 2, 1997, the Company employed approximately 9,550 persons on a full-time basis and approximately 3,150 persons on a part-time basis. Approximately 5% of the Company's 12,700 employees are represented for the purpose of collective bargaining by three different unions. Additional persons, some represented by these three unions, are employed from time to time based upon the Company's manufacturing schedules and retailing seasonal needs. The Company believes that its relations with its employees are satisfactory.

Item 2.  Properties

    The Company maintains its principal executive offices at 1290 Avenue of the Americas, New York, New York, occupying approximately 80,000 square feet under a sub-lease which expires on December 30, 1998. The Company also maintains administrative offices at 404 Fifth Avenue, New York, New York, where the Company occupies approximately 38,000 square feet under a lease which expires on June 30, 1997, and in Bridgewater, New Jersey, where the Company occupies a building of approximately 153,000 square feet under a lease which expires on July 30, 2007. The following tables summarize the other manufacturing facilities, warehouses and distribution centers, administrative offices and retail stores of the Company as of February 2, 1997:

                               Apparel Business

                                                            Square Feet of
                                                         Floor Space (000's)

                                                        Owned  Leased  Total

Manufacturing Facilities . . . . . . . . . . . . . .      239    223     462
Warehouses and Distribution Centers. . . . . . . . .    1,728    148   1,876
Administrative . . . . . . . . . . . . . . . . . . .       16    315     331
Retail Stores. . . . . . . . . . . . . . . . . . . .        6  2,040   2,046

                                                        1,989  2,726   4,715

                               Footwear Business
                                                        Owned  Leased  Total

Manufacturing Facilities . . . . . . . . . . . . . .      274    150     424
Warehouses and Distribution Centers. . . . . . . . .      127    241     368
Administrative . . . . . . . . . . . . . . . . . . .       20    128     148
Retail Stores. . . . . . . . . . . . . . . . . . . .        8  1,413   1,421

                                                          429  1,932   2,361

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the Company's Executive Officers:

   Name                                      Position                    Age

Bruce J. Klatsky       Chairman; President; Chief Executive Officer;
                         Director                                         48
Irwin W. Winter        Executive Vice President and Chief Financial
                         Officer; Director                                63
Allen E. Sirkin        Vice Chairman                                      54
Mark Weber             Vice Chairman                                      48
Michael J. Blitzer     Senior Vice President                              47
Emanuel Chirico        Vice President and Controller                      39


     Mr. Bruce J. Klatsky has been employed by the Company in various capacities over the last 25 years, and has been President of the Company since 1987. Mr. Klatsky has served as a director of the Company since 1985 and was named Chief Executive Officer in June of 1993 and Chairman of the Board of Directors in June of 1994.

     Mr. Irwin W. Winter joined the Company in 1987 as Vice President, Finance and Chief Financial Officer. Mr. Winter has served as a director of the Company since 1987.

     Mr. Allen E. Sirkin has been employed by the Company since 1985. He served as Chairman of the Company's Apparel Group since 1990 and was named Vice Chairman of the Company in 1995.

     Mr. Mark Weber has been employed by the Company in various capacities over the last 25 years, had been a Vice President of the Company since 1988 and was named Vice Chairman of the Company in 1995.

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

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

     Information with respect to the market for the Company's common stock and related security holder matters which appears under the heading "Selected Quarterly Financial Data" in the 1996 Annual Report to Stockholders, is incorporated herein by reference. As of April 17, 1997, there were 1,763 stockholders of record of the Company's common stock.

Item 6.  Selected Financial Data

     Selected Financial Data which appears under the heading "Ten Year Financial Summary" in the 1996 Annual Report to Stockholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations which appears under the heading "Financial Review" in the 1996 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements, which appear in the 1996 Annual Report to Stockholders, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 17, 1997.

Item 11.  Executive Compensation

     Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 17, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to the Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 17, 1997.

Item 13.  Certain Relationships and Related Transactions

     Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 17, 1997.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements are incorporated by reference in Item 8 of this report:

       Consolidated Statements of Operations--Years Ended February 2, 1997,
         January 28, 1996 and January 29, 1995
       Consolidated Balance Sheets--February 2, 1997 and January 28, 1996 Consolidated Statements of Cash Flows--Years Ended February 2, 1997,
         January 28, 1996 and January 29, 1995
       Consolidated Statements of Changes in Stockholders' Equity--
         Years Ended February 2, 1997, January 28, 1996 and January 29, 1995 Notes to Consolidated Financial Statements

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

   *10.11 Non-Incentive Stock Option Agreement, dated as of December 3, 1993, between the Company and Bruce J. Klatsky (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

    13. Sections of the 1996 Annual Report to Stockholders for the fiscal year ended February 2, 1997 which are included in Parts I and II of this Form 10-K. These sections are Selected Quarterly Financial Data, Ten Year Financial Summary, Financial Review and the consolidated financial statements.

    21.    Subsidiaries of the Company.

    23.    Consent of Independent Auditors.

    27.    Financial Data Schedule

(b) Reports filed on Form 8-K filed during the fourth quarter of 1996:

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

                             Date:  April 29, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                         Date

  Bruce J. Klatsky       Chairman, President, Chief Executive  April 29, 1997
     Bruce J. Klatsky     Officer and Director (Principal
                          Executive Officer)

   Irwin W. Winter       Executive Vice President and          April 29, 1997
      Irwin W. Winter      Chief Financial Officer

   Emanuel Chirico       Vice President and Controller         April 29, 1997
     Emanuel Chirico       (Principal Accounting Officer)

   Edward H. Cohen       Director                              April 29, 1997
      Edward H. Cohen

    Estelle Ellis        Director                              April 29, 1997
       Estelle Ellis

   Joseph B. Fuller      Director                              April 29, 1997
       Joseph B. Fuller

Maria Elena Lagomasino   Director                              April 29, 1997
     Maria Elena Lagomasino

    Harry N.S. Lee       Director                              April 29, 1997
        Harry N.S. Lee

     Bruce Maggin        Director                              April 29, 1997
       Bruce Maggin

  Ellis E. Meredith      Director                              April 29, 1997
     Ellis E. Meredith

 Steven L. Osterweis     Director                              April 29, 1997
     Steven L. Osterweis

 William S. Scolnick     Director                              April 29, 1997
     William S. Scolnick

   Peter J. Solomon      Director                              April 29, 1997
      Peter J. Solomon

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


























                                      F-1

                                                                 SCHEDULE II

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                          VALUATION AND QUALIFYING ACCOUNTS
                                                   (In thousands)


          Column A                      Column B                   Column C               Column D     Column E
                                                                   Additions
                                       Balance at      Charged to         Charged to                      Balance
                                        Beginning       Costs and            Other                        at End
         Description                    of Period        Expense           Accounts      Deductions      of Period
Year Ended February 2, 1997

Deducted from asset accounts:
  Allowance for doubtful
    accounts. . . . . . . . . . . .         $5,363        $1,207(a)       $  958(b)         $4,127(c)      $3,401


Year Ended January 28, 1996

Deducted from asset accounts:
  Allowance for doubtful
    accounts. . . . . . . . . . . .         $1,617       $   913(a)       $3,331(d)        $   498(c)      $5,363


Year Ended January 29, 1995

Deducted from asset accounts:
  Allowance for doubtful
    accounts. . . . . . . . . . . .         $2,171       $   509(a)       $  278(b)         $1,341(c)      $1,617





(a)  Provisions for doubtful accounts.
(b)  Recoveries of doubtful accounts previously written off.
(c)  Primarily uncollectible accounts charged against the allowance provided therefor.
(d)  Primarily reserves acquired in connection with the acquisition of the Izod and Gant businesses from Crystal
     Brands.

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

    Name                          State or Other Jurisdiction of Incorporation

G. H. Bass Franchises Inc.                                        Delaware

G. H. Bass Caribbean Inc.                                         Delaware

Caribe M&I Ltd.                                                   Cayman Islands

GHB (Far East) Limited                                            Hong Kong

Tejidos De Coamo, Inc.                                            Delaware

Phillips-Van Heusen (Far East) Ltd.                               Hong Kong

Confecciones Imperio, S.A.                                        Costa Rica

Camisas Modernas, S.A.                                            Guatemala

G. H. Bass Comercio
 Exportacacao Ltda.                                               Brazil

PVH Retail Corp.                                                  Delaware

IZOD Gant Corp.                                                   Pennsylvania

                                                       EXHIBIT 23


Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report on Form 10-K of Phillips-Van Heusen Corporation of our report dated March 11, 1997, included in the 1996 Annual Report to Stockholders of Phillips-Van Heusen Corporation.

Our audits also included the financial statement schedule of Phillips-Van Heusen Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in

    (i) Post-Effective Amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), which relates to the Phillips-Van Heusen Corporation Employee Savings and Retirement Plan,

    (ii) Registration Statement (Form S-8, No. 33-50841) and Registration Statement (Form S-8, No. 33-59602), each of which relate to the Phillips-Van Heusen Corporation Associates Investment Plan for Residents of the Commonwealth of Puerto Rico,

    (iii) Registration Statement (Form S-8, No. 33-59101), which relates to the Voluntary Investment Plan of Phillips-Van Heusen Corporation (Crystal Brands Division),

    (iv) Post-Effective Amendment No. 4 to Registration Statement (Form S-8, No. 2-72959), Post Effective Amendment No. 6 to Registration Statement (Form S-8, No. 2-64564), and Post Effective Amendment No. 13 to Registration Statement (Form S-8, No. 2-47910), each of which relate to the 1973 Employee's Stock Option Plan of Phillips-Van Heusen Corporation, and

    (v) Registration Statement (Form S-8, No. 33-38698), Post-Effective Amendment No. 1 to Registration Statement (Form S-8, No. 33-24057) and Registration Statement (Form S-8, No. 33-60793), each of which relate to the Phillips-Van Heusen Corporation 1987 Stock Option Plan,

of Phillips-Van Heusen Corporation and in the related Prospectuses of our report dated March 11, 1997, with respect to the consolidated financial statements and schedules of Phillips-Van Heusen Corporation included in this Form 10-K for the year ended February 2, 1997.

                                                      ERNST & YOUNG LLP


New York, New York
April 29, 1997