Form 10-Q
period 1997-05-04
PHILLIPS VAN HEUSEN CORP /DE/
filed 1997-06-09
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1997


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of May 30, 1997: 27,065,489 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants Review Report................................     1

Condensed Consolidated Balance Sheets as of May 4, 1997 and
February 2, 1997......................................................    2

Condensed Consolidated Statements of Operations for the thirteen weeks
ended May 4, 1997 and April 28, 1996..................................    3

Condensed Consolidated Statements of Cash Flows for the thirteen
weeks ended May 4, 1997 and April 28, 1996............................    4

Notes to Condensed Consolidated Financial Statements..................   5-6

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   7-9

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  10-13

Signatures............................................................   14

Exhibit--Acknowledgment of Independent Accountants....................   15

Exhibit--Financial Data Schedule......................................   16

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of May 4, 1997, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 4, 1997 and April 28, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Phillips-Van Heusen Corporation as of February 2, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 11, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                ERNST & YOUNG LLP



New York, New York
May 22, 1997

Phillips-Van Heusen Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                            UNAUDITED      AUDITED
                                                              May 4,     February 2,
                                                               1997          1997

ASSETS
 Current Assets:
  Cash, including cash equivalents of $6,451 and $1,861    $ 16,220      $ 11,590
  Trade receivables, less allowances of $3,607 and $3,401    98,746        91,806
  Inventories                                               267,112       237,422
  Other, including deferred taxes of $4,300                  22,346        22,140
      Total Current Assets                                  404,424       362,958
 Property, Plant and Equipment                              134,082       137,060
 Goodwill                                                   119,516       120,324
 Other Assets, including deferred taxes of $16,617           39,813        37,094
                                                           $697,835      $657,436

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                            $ 69,000      $ 20,000
  Accounts payable                                           34,811        36,355
  Accrued expenses                                           53,505        55,754
  Current portion of long-term debt                          10,157        10,157
      Total Current Liabilities                             167,473       122,266
 Long-Term Debt, less current portion                       189,399       189,398
 Other Liabilities                                           57,270        55,614
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
   shares authorized; no shares outstanding
  Common Stock, par value $1 per share; 100,000,000
   shares authorized; shares issued 27,063,489
   and 27,045,705                                            27,063        27,046
 Additional Capital                                         116,384       116,296
 Retained Earnings                                          140,246       146,816
      Total Stockholders' Equity                            283,693       290,158

                                                           $697,835      $657,436





See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

                                                            Thirteen Weeks Ended
                                                            May 4,       April 28,
                                                             1997          1996
Net sales                                                  $285,925      $273,660

Cost of goods sold                                          186,957       180,563

Gross margin                                                 98,968        93,097

Selling, general and administrative expenses                100,654        96,358

Loss before interest and taxes                               (1,686)       (3,261)

Interest expense, net                                         4,932         6,153

Loss before taxes                                            (6,618)       (9,414)

Income tax benefit                                            2,078         2,860

Net loss                                                   $ (4,540)     $ (6,554)

Net loss per share                                         $  (0.17)     $  (0.24)

Average shares outstanding                                   27,058        26,984

Cash dividends per share                                   $ 0.0375      $ 0.0375




See accompanying notes.



Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

                                                           Thirteen Weeks Ended
                                                            May 4,      April 28,
                                                             1997         1996
OPERATING ACTIVITIES:
  Net Loss                                                $ (4,540)    $ (6,554)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                            6,982        7,802
    Amortization of contributions from landlords            (1,382)      (1,617)
    Equity income in Pyramid Sportswear                       (350)        (313)

  Changes in operating assets and liabilities:
    Receivables                                             (5,398)      19,437
    Inventories                                            (29,690)     (23,739)
    Accounts payable and accrued expenses                   (3,869)     (15,545)
    Other-net                                               (1,332)      (1,542)
      Net Cash Used By Operating Activities                (39,579)     (22,071)


INVESTING ACTIVITIES:
  Property, plant and equipment acquired                    (3,354)      (3,805)
  Other-net                                                    487       (1,724)
      Net Cash Used By Investing Activities                 (2,867)      (5,529)


FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                    49,001       47,577
  Payments on revolving line of credit
    and long-term borrowings                                   -        (10,165)
  Exercise of stock options                                    105           56
  Cash dividends                                            (2,030)      (2,027)
      Net Cash Provided By Financing Activities             47,076       35,441

Increase In Cash                                             4,630        7,841

Cash at beginning of period                                 11,590       17,533

Cash at end of period                                     $ 16,220     $ 25,374


See accompanying notes.



PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Company's Annual Report to Stockholders for the year ended February 2, 1997.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirteen weeks ended May 4, 1997 and April 28, 1996 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

As part of its ongoing strategic and expense reduction initiatives, the Company continues to evaluate its operations.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirteen weeks ended April 28, 1996 to present them on a basis consistent with the thirteen weeks ended May 4, 1997.

INVENTORIES

Inventories are summarized as follows:

                                         May 4,      February 2,
                                          1997          1997

            Raw materials               $ 18,847      $ 16,670
            Work in process               15,884        13,208
            Finished goods               232,381       207,544

                  Total                 $267,112      $237,422

Inventories are stated at the lower of cost or market. Cost for the apparel business is determined principally using the last-in, first-out method (LIFO), except for certain sportswear inventories which are determined using the first-in, first-out method (FIFO). Cost for the footwear business is determined using FIFO. Inventories would have been approximately $13,000 higher than reported at May 4, 1997 and February 2, 1997, if the FIFO method of inventory accounting had been used for the entire apparel business.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on February 1, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and restate all prior periods. Under the new requirements for calculating primary net income per share, the dilutive effect of stock options will be excluded. Implementation of the new requirements will not have a material effect on the Company.

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
                                             Thirteen Weeks Ended
                                             May 4,       April 28,
                                              1997           1996

Net sales-apparel                           $214,425       $200,198

Net sales-footwear                            71,500         73,462

Total net sales                             $285,925       $273,660


Operating loss-apparel                      $ (1,379)      $ (2,306)

Operating income-footwear                      2,809          2,215

Total operating income (loss)                  1,430            (91)

Corporate expenses                            (3,116)        (3,170)

Interest expense, net                         (4,932)        (6,153)

Loss before taxes                           $ (6,618)      $ (9,414)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 4, 1997 Compared to Thirteen Weeks Ended
April 28, 1996

APPAREL

Net sales of the Company's apparel business in the first quarter were $214.4 million in 1997 and $200.2 million last year, an increase of 7.1%. The sales improvement results from increases in the Company's wholesale branded businesses, particularly Dress Shirts and Izod, which more than offset the planned decrease in retail sales resulting from the Company's ongoing strategic program of contracting the retail component of its business by closing its least productive stores.

Gross margin on apparel sales in the first quarter was 32.9% in 1997 compared with 33.4% in the prior year. The Company's branded businesses had margin increases continuing the trend which began in the second half of 1996 as the impact of the Company's strategic initiatives began to take hold. However, these increases were more than offset by decreases at the Company's sweater division and its golf pro shops business which experienced less demand for their products and a resulting weakening in margins.

Selling, general and administrative expenses as a percentage of apparel net sales in the first quarter decreased to 33.6% this year from 34.5% last year. However, these expense levels are expected to increase as a percentage of apparel net sales, in the short-term, as the Company plans to significantly increase its marketing expenditures in the second half of this year.

FOOTWEAR

Net sales of the Company's footwear business in the first quarter were $71.5 million in 1997 and $73.5 million last year, a decrease of 2.7%. This was caused by the planned decrease in retail sales resulting from the Company's ongoing strategic program of contracting the retail component of its business by closing its least productive stores which more than offset the increase in the Company's wholesale business.

Gross margin on footwear sales in the first quarter was 39.6% in 1997 compared with 35.8% in the prior year. The improvement in gross margin, which began in the second half of 1996 as the impact of the Company's strategic initiatives began to take hold, continued in the current quarter as evidenced by increased gross margins in the Company's wholesale business and in its outlet stores.
In addition, the difficulties experienced by Bass during the first half of last year in restructuring its Puerto Rico manufacturing operations did not recur, thus adding to margin improvement.

Selling, general and administrative expenses as a percentage of footwear net sales in the first quarter were 35.6% this year compared with 32.7% last year. While expense levels were essentially flat, the lower volume of sales caused the percentage relationship to net sales to increase. As in apparel, these expense levels are expected to increase as a percentage of net sales, in the short-term, as the Company plans to significantly increase its marketing expenditures in the second half of this year.

INTEREST EXPENSE

Interest expense in the first quarter was $4.9 million in 1997 compared with $6.2 million last year. The decrease is directly attributable to lower average borrowings which resulted from the positive cash flow generated in 1996, which enabled the Company to start 1997 with $81.7 million less debt than a year ago.

INCOME TAXES

Income taxes were estimated at a rate of 31.4% for the current year compared with last year's first quarter rate of 30.4%. The tax rates reflect the relationship of U.S. income taxed at normal rates versus tax exempted income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses in the first quarter were $3.1 million in 1997 compared with $3.2 million last year.

SEASONALITY

The Company's business is seasonal, with higher sales and income during its third and fourth quarters, which coincide with the Company's two peak retail selling seasons: the first running from the start of the back to school and fall selling seasons beginning in August and continuing through September, and the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

Also contributing to the strength of the third quarter is the high volume of fall shipments to wholesale customers which are generally more profitable than spring shipments. The slower spring selling season at wholesale combines with retail seasonality to make the first quarter particularly weak.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business typically requires the use of cash to fund a build-up in the Company's inventory in the first half of each year. During the third and fourth quarters, the Company's higher level of sales tends to reduce its inventory and generate cash from operations.

Net cash used by operations in the first quarter totalled $39.6 million in 1997 and $22.1 million last year. This increase is related principally to later than usual shipments in the latter part of 1995 which, in turn, created a significant increase in collections in the first quarter of 1996. This pattern did not repeat itself in 1996 and, as a result, collections in the first quarter of 1997 were significantly less then in the prior year's quarter. The Company continues to aggressively manage its net assets, particularly inventory which decreased $33.4 million or 11.1% at the end of the current quarter compared with a year ago while sales were increasing 4.5%.

Capital spending in the first quarter was $3.4 million in 1997 as compared with $3.8 million last year. The Company anticipates a modest increase in overall capital spending levels for 1997 compared to 1996 levels.

The Company has a credit agreement which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The credit agreement also includes a letter of credit facility. The total amount available to the Company under each of the revolving credit and the letter of credit facilities is $250 million provided, however, that the aggregate maximum amount outstanding at any time under both facilities is $400 million. The Company believes that its borrowing capacity under these facilities is adequate for its 1997 peak seasonal needs. Total debt as a percentage of total capital was 48.6% as of May 4, 1997 and 55.9% as of April 28, 1996. This decrease is due principally to the Company's free cash flow in 1996 which was used to repay debt resulting in $81.7 million less debt at year end 1996 compared with year end 1995. This, in turn, results in the Company having significantly reduced debt levels at the end of the current year's first quarter compared with a year ago.



                                     * * *

****************************************************************************
                                                                           *
* SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT *
* OF 1995                                                                  *
*                                                                          *
* Forward-looking statements in this Form 10-Q report, including without   *
* limitation statements relating to the Company's plans, strategies,       *
* objectives, expectations and intentions, are made pursuant to the safe   *
* harbor provisions of the Private Securities Litigation Reform Act of     *
* 1995.  Investors are cautioned that such forward-looking statements      *
* involve risks and uncertainties, including without limitation the        *
* following:  (i) the Company's plans, strategies, objectives,             *
* expectations and intentions are subject to change at any time at the     *
* discretion of the Company; (ii) the levels of sales of the Company's     *
* apparel and footwear products, both to its wholesale customers and in    *
* its retail stores, and the extent of discounts and promotional pricing   *
* in which the Company is required to engage; (iii) the Company's plans and*
* results of operations will be affected by the Company's ability to manage*
* its growth and inventory; and (iv) other risks and uncertainties         *
* indicated from time to time in the Company's filings with the Securities *
* and Exchange Commission.                                                 *
*                                                                          *
****************************************************************************

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

     10.1  1987 Stock Option Plan, including all amendments through April 29,
           1997.

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

     10.10 Phillips-Van Heusen Corporation Supplemental Savings Plan, effective as of January 1, 1991 and amended and restated as of April 29, 1997.

     10.11 Non-Incentive Stock Option Agreement, dated as of December 3, 1993, between the Company and Bruce J. Klatsky (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

     10.12 Amendment to 1973 Employees' Stock Option Plan, effective as of April 29, 1997.

     10.13 Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to Bruce J. Klatsky.

     15.   Acknowledgement of Independent Accountants.

     27.   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended May 4, 1997.

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


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




June 9, 1997                        /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                  Exhibit 15



May 22, 1997


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in

      (i) Post-Effective Amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), which relates to the Phillips-Van Heusen Corporation Employee Savings and Retirement Plan,

      (ii) Registration Statement (Form S-8, No. 33-50841) and Registration Statement (Form S-8, No. 33-59602), each of which relate to the Phillips-Van Heusen Corporation Associates Investment Plan for Residents of the Commonwealth of Puerto Rico,

      (iii) Registration Statement (Form S-8, No. 33-59101), which relates to the Voluntary Investment Plan of Phillips-Van Heusen Corporation (Crystal Brands Division),

      (iv) Post-Effective Amendment No. 4 to Registration Statement (Form S-8, No. 2-72959), Post Effective Amendment No. 6 to Registration Statement (Form S-8, No. 2-64564), and Post Effective Amendment No. 13 to Registration Statement (Form S-8, No. 2-47910), each of which relate to the 1973 Employee's Stock Option Plan of Phillips-Van Heusen Corporation, and

      (v) Registration Statement (Form S-8, No. 33-38698), Post-Effective Amendment No. 1 to Registration Statement (Form S-8, No. 33-24057) and Registration Statement (Form S-8, No. 33-60793), each of which relate to the Phillips-Van Heusen Corporation 1987 Stock Option Plan,

of our report dated May 22, 1997 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation which are included in its Form 10-Q for the thirteen week period ended
May 4, 1997.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                           ERNST & YOUNG LLP


New York, New York