Form 10-Q
period 1997-08-03
PHILLIPS VAN HEUSEN CORP /DE/
filed 1997-09-16
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1997


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of August 29, 1997: 27,121,420 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants Review Report.................................    1

Condensed Consolidated Balance Sheets as of August 3, 1997 and
February 2, 1997......................................................    2

Condensed Consolidated Statements of Operations for the thirteen
weeks and twenty-six weeks ended August 3, 1997 and July 28, 1996.....    3

Condensed Consolidated Statements of Cash Flows for the
twenty-six weeks ended August 3, 1997 and July 28, 1996...............    4

Notes to Condensed Consolidated Financial Statements..................   5-8

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   9-14


PART II -- OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Stockholders..............   15

ITEM 6 - Exhibits and Reports on Form 8-K.............................  15-18

Signatures............................................................   19

Exhibit--Acknowledgment of Independent Accountants....................   20

Exhibit--Financial Data Schedule......................................   21

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of August 3, 1997, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods ended August 3, 1997 and July 28, 1996, and the related condensed consolidated statements of cash flows for the twenty-six week periods ended August 3, 1997 and July 28, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Phillips-Van Heusen Corporation as of February 2, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 11, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                ERNST & YOUNG LLP



New York, New York
August 18, 1997

Phillips-Van Heusen Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                             UNAUDITED    AUDITED
                                                             August 3,  February 2,
                                                                1997        1997
ASSETS
 Current Assets:
  Cash, including cash equivalents of $2,950 and $1,861      $ 14,474   $ 11,590
  Trade receivables, less allowances of $3,712 and $3,401      82,905     91,806
  Inventories                                                 322,166    237,422
  Other, including deferred taxes of $13,575 and $4,300        29,478     22,140
      Total Current Assets                                    449,023    362,958
 Property, Plant and Equipment                                130,208    137,060
 Goodwill                                                     118,709    120,324
 Other Assets, including deferred taxes of $27,330 and
   $16,617                                                     49,113     37,094
                                                             $747,053   $657,436

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                              $ 77,000   $ 20,000
  Accounts payable                                             41,567     36,355
  Accrued expenses                                             81,469     55,754
  Current portion of long-term debt                            10,157     10,157
      Total Current Liabilities                               210,193    122,266
 Long-Term Debt, less current portion                         209,401    189,398
 Other Liabilities                                             77,908     55,614
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
   shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000
   shares authorized; shares issued 27,087,868
   and 27,045,705                                              27,088     27,046
 Additional Capital                                           116,517    116,296
 Retained Earnings                                            105,946    146,816
      Total Stockholders' Equity                              249,551    290,158

                                                             $747,053   $657,436







See accompanying notes.


Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

                                                  Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                  August 3,   July 28,   August 3,    July 28,
                                                    1997        1996       1997         1996
Net sales                                         $313,458   $313,807    $599,383     $587,467

Cost of goods sold                                 219,270    208,482     406,227      389,045

Gross profit                                        94,188    105,325     193,156      198,422

Selling, general and administrative expenses        99,551     96,363     200,205      192,721

Facility and store closing and restructuring
  and other expenses                                41,150       -         41,150         -

Income (loss) before interest and taxes            (46,513)     8,962     (48,199)       5,701

Interest expense, net                                5,344      5,918      10,276       12,071

Income (loss) before taxes                         (51,857)     3,044     (58,475)      (6,370)

Income tax expense (benefit)                       (18,572)       918     (20,650)      (1,942)

Net income (loss)                                 $(33,285)  $  2,126    $(37,825)    $ (4,428)

Net income (loss) per share                       $  (1.23)  $   0.08    $  (1.40)    $  (0.16)

Average shares outstanding                          27,074     26,992      27,066       26,988

Cash dividends per share                          $ 0.0375   $ 0.0375    $  0.075     $  0.075

In the second quarter of 1997, the Company recorded a non-recurring pre-tax charge of $57 million related to a series of actions the Company will take to accelerate the execution of its ongoing strategy to build its core brands. Such amount has been recorded in the statements of operations for the thirteen-weeks and twenty-six weeks ended August 3, 1997 as follows:

Cost of goods sold                                           $15,850
Facility and store closing and restructuring
  and other expenses                                          41,150
                                                              57,000
Income tax benefit                                           (20,200)
                                                             $36,800


See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)


                                                        Twenty-Six Weeks Ended
                                                        August 3,     July 28,
                                                          1997          1996

OPERATING ACTIVITIES:
  Net loss                                              $(37,825)    $ (4,428)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                         13,067       15,097
    Amortization of contributions from landlords          (2,481)      (3,212)
    Write-off of assets                                   18,800          -
    Deferred income taxes                                (19,988)         -
    Equity income in Pyramid Sportswear                     (700)        (625)
  Changes in operating assets and liabilities:
    Receivables                                            8,901       26,427
    Income tax refund                                       -          16,987
    Inventories                                          (84,744)     (48,900)
    Accounts payable and accrued expenses                 30,567       (8,970)
    Other-net                                              9,671       (3,830)
      Net Cash Used By Operating Activities              (64,732)     (11,454)


INVESTING ACTIVITIES:
  Property, plant and equipment acquired                  (6,794)     (10,565)
  Contributions from landlords                               192          974
  Other-net                                                 -           2,181
      Net Cash Used By Investing Activities               (6,602)      (7,410)


FINANCING ACTIVITIES:
  Proceeds from revolving line of credit
    and long-term borrowings                              77,000       47,414
  Payments on revolving line of credit
    and long-term borrowings                                -         (29,000)
  Exercise of stock options                                  263           95
  Cash dividends                                          (3,045)      (3,039)
      Net Cash Provided By Financing Activities           74,218       15,470

Increase (decrease) In Cash                                2,884       (3,394)

Cash at beginning of period                               11,590       17,533

Cash at end of period                                   $ 14,474     $ 14,139

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended August 3, 1997 are not necessarily indicative of the results that may be expected for the year ended February 1, 1998 due, in part, to seasonal factors. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended February 2, 1997.

As part of its ongoing strategic and expense reduction initiatives, the Company continues to evaluate its operations.

Certain reclassifications have been made to the condensed consolidated financial statements for the twenty-six weeks ended July 28, 1996 to present that information on a basis consistent with the twenty-six weeks ended August 3, 1997.

INVENTORIES

Inventories are summarized as follows:

                                      August 3,     February 2,
                                        1997           1997

           Raw materials              $ 23,455       $ 16,670
           Work in process              17,675         13,208
           Finished goods              281,036        207,544

                 Total                $322,166       $237,422

Inventories are stated at the lower of cost or market. Cost for the apparel business is determined principally using the last-in, first-out method (LIFO), except for certain sportswear inventories which are determined using the first-in, first-out method (FIFO). Cost for the footwear business is determined using FIFO. Inventories would have been $13,000 higher than reported at August 3, 1997 and February 2, 1997, if the FIFO method of inventory accounting had been used for the entire apparel business.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on February 1, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and restate all prior periods. Under the new requirements for calculating primary net income per share, the dilutive effect of stock options will be excluded. Implementation of the new requirements will not have a material effect on the calculation of earnings per share.

FACILITY AND STORE CLOSING AND RESTRUCTURING AND OTHER EXPENSES

On July 31, 1997, the Company announced that it would take a series of actions to accelerate the execution of its ongoing strategy to build its core brands. Included in these actions are the closing of approximately 150 additional outlet stores, repositioning the Gant brand in the United States to be consistent with its highly successful positioning in Europe and Asia, exiting the sweater manufacturing business and restructuring warehousing and distribution facilities as well as other logistical and administrative areas in order to reduce costs and improve efficiencies. As a result, the Company recorded a non-recurring pre-tax charge of $57,000 ($36,800 after tax or $1.36 per share) in the second quarter of 1997 summarized as follows:

Outlet stores                                            $17,000
Gant brand repositioning                                  13,500
Exiting the sweater manufacturing business                13,000
Restructuring warehousing and distribution
  facilities and other areas                              13,500

Total charge, including $15,850 in cost of goods sold     57,000
Less income tax benefit                                  (20,200)

Net charge                                               $36,800

The retail outlet store closings will continue the elimination of the Company's weakest and worst-trending stores. At the same time, it will expedite the realignment of the Company's wholesale/retail sales mix and generate positive cash flow as working capital is reduced. The charge relates principally to asset write-offs, accruals of lease termination fees and inventory markdowns (included in cost of goods sold) associated with store closings.

Gant is successfully marketed as an upscale brand in 24 countries throughout Europe, Canada, the Middle East and Asia. Included in this global network are 47 independent Gant retail stores in 18 countries, with 11 additional stores scheduled to be opened in Europe this year. The repositioning of the Gant brand in the United States encompasses new and upgraded products and the consolidation of the worldwide design and sourcing functions -- all focused on promoting consistency of product and quality throughout the world. It is a major step forward in creating "one image" for this global brand. Enhancing this image will be the Gant Flagship Store on Fifth Avenue in New York City which is scheduled to open this Fall. The charge relates principally to asset write-offs (primarily merchandise display fixtures) and inventory markdowns (included in cost of goods sold) associated with the phase-out of old product lines.

The Company's sweater manufacturing business is capital intensive and losing money, and its operations are not a part of the Company's strategy of building its brands. The charge relates principally to exiting the manufacturing facility in Barranquitas, Puerto Rico, and includes asset write-offs (primarily manufacturing equipment), accruals for employee termination and severance costs and a write-down of inventory values (included in cost of goods sold) associated with exiting the facility.

The Company's warehousing and distribution facilities are being reconfigured, including the closing of the Company's Atlanta, Georgia distribution facility, to reduce costs and maximize efficiencies. Certain other logistical and administrative areas are also being restructured to streamline costs. The charge relates principally to the write-off of equipment and accrual of employee termination and severance costs.

In summary, the $57,000 pre-tax non-recurring charge consists of the following:

Asset write-offs                            $18,800
Inventory markdowns and write-downs
  (included in cost of goods sold)           15,850
Employee termination and severance
  costs for approximately 700 employees       7,200
Lease and other obligations                  10,350
Other                                         4,800
                                            $57,000

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

                                 Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                 August 3,   July 28,   August 3,     July 28,
                                   1997        1996       1997          1996

Net sales-apparel                 $227,179   $223,227    $441,605    $423,425

Net sales-footwear                  86,279     90,580     157,778     164,042

Total net sales                   $313,458   $313,807    $599,383    $587,467


Operating income (loss)-apparel*  $(44,435)  $  3,491    $(45,815)   $  1,185

Operating income-footwear*             454      8,115       3,263      10,330

Total operating income (loss)*     (43,981)    11,606     (42,552)     11,515

Corporate expenses                  (2,532)    (2,644)     (5,647)     (5,814)

Interest expense, net               (5,344)    (5,918)    (10,276)    (12,071)

Income (loss) before taxes        $(51,857)  $  3,044    $(58,475)   $ (6,370)


* Operating income (loss) for the thirteen and twenty-six weeks ended August 3, 1997, includes a $57,000 non-recurring pre-tax charge, of which $50,765 and $6,235 relate to the Company's apparel and footwear businesses, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

In the second quarter of 1997, the Company recorded a non-recurring pre-tax charge of $57 million related to a series of actions the Company will take to accelerate the execution of its ongoing strategy to build its core brands. See Notes to Condensed Consolidated Financial Statements.

The following statements of operations, segment data and discussion (where noted) segregate this non-recurring charge from the Company's ongoing operations.

                                    Statements of Operations (In thousands)
                                 Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                 8/3/97       7/28/96    8/3/97       7/28/96

Net sales                       $313,458     $313,807   $599,383     $587,467

Cost of goods sold (per page 3)  219,270      208,482    406,227      389,045
Non-recurring charge             (15,850)         -      (15,850)        -

Gross profit before
  non-recurring charge           110,038      105,325    209,006      198,422

SG&A expenses and non-recurring
  charge                         140,701       96,363    241,355      192,721
Non-recurring charge             (41,150)         -      (41,150)        -

Selling, general and
  administrative expenses         99,551       96,363    200,205      192,721

Income before interest, taxes
  and non-recurring charge        10,487        8,962      8,801        5,701

Interest expense, net              5,344        5,918     10,276       12,071
Income tax expense (benefit)       1,628          918       (450)      (1,942)

Income (loss) from ongoing
  operations before
  non-recurring charge             3,515        2,126     (1,025)      (4,428)

Non-recurring charge, net
  of tax benefit                 (36,800)         -      (36,800)        -

Net income (loss)               $(33,285)    $  2,126   $(37,825)    $ (4,428)



                                         Segment Data (In thousands)
                                 Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                 8/3/97       7/28/96    8/3/97       7/28/96

Net sales-apparel               $227,179     $223,227   $441,605     $423,425
Net sales-footwear                86,279       90,580    157,778      164,042

Total net sales                 $313,458     $313,807   $599,383     $587,467

Operating income-apparel        $  6,330     $  3,491   $  4,950     $  1,185

Operating income-footwear          6,689        8,115      9,498       10,330

Total operating income            13,019       11,606     14,448       11,515

Corporate expenses                (2,532)      (2,644)    (5,647)      (5,814)

Interest expense, net             (5,344)      (5,918)   (10,276)     (12,071)

Income (loss) before taxes
  and non-recurring charge      $  5,143     $  3,044   $ (1,475)    $ (6,370)

Thirteen Weeks Ended August 3, 1997 Compared With Thirteen Weeks Ended July 28, 1996

APPAREL

Net sales of the Company's apparel segment in the second quarter increased to $227.2 million in 1997 compared with $223.2 million last year. Net sales of the Company's wholesale branded business increased 21% in the current year's second quarter compared with last year's second quarter, which more than offset the planned decrease in retail sales resulting from the Company's strategic initiative to close outlet stores.

Gross margin on apparel sales before the non-recurring charge was 32.7% in the second quarter of 1997 compared with 31.4% in last year's second quarter. In the second quarter, virtually all of the Company's branded apparel businesses showed gross margin improvement in 1997 compared with last year as product upgrades and brand development began to take hold. These initiatives have enabled the Company to command higher prices and take fewer markdowns. The only exception was in sales of golf apparel to pro shops, where significantly increased competition served to weaken gross margin percentages. The Company has moved to strengthen its competitive position in this channel with new and upgraded product and with an aggressive marketing campaign.

Selling, general and administrative expenses, before the non-recurring charge, as a percentage of apparel sales was 29.9% in the second quarter of both 1997 and 1996. These expense levels are expected to increase as a percentage of net sales, for the balance of the year, as the Company significantly increases its advertising expenditures in the second half of this year.

FOOTWEAR

Net sales of the Company's footwear segment in the second quarter were $86.3 million in 1997 and $90.6 million last year, a decrease of 4.7%. The decrease was due principally to weakness in seasonal merchandise, principally sandals, in the Company's wholesale branded business.

Gross margin on footwear sales before the non-recurring charge was 41.2% in the second quarter of 1997 compared with 38.5% in last year's second quarter. The improvement in gross margin began in the second half of 1996 as the impact of the Company's product upgrades and brand development began to take hold. These initiatives have enabled the Company to command higher prices and take fewer markdowns resulting in increased gross margin in the Company's wholesale business and in its outlet stores. In addition, the difficulties experienced by Bass during the first half of last year in restructuring its Puerto Rico manufacturing operations did not recur, thus adding to margin improvement.

Selling, general and administrative expenses, before the non-recurring charge, as a percentage of footwear sales in the second quarter was 33.4% in 1997 and 29.5% in 1996. The increase is due primarily to additional brand investment in design. As in apparel, these expense levels are expected to increase as a percentage of net sales, for the balance of the year, as the Company significantly increases its advertising expenditures in the second half of this year.

INTEREST EXPENSE

Interest expense in the second quarter was $5.3 million in 1997 compared with $5.9 million last year. The decrease reflects lower average debt which results from lower working capital levels, principally inventory.

INCOME TAXES

Income tax was estimated at a rate of 35.8% in the second quarter of 1997 compared with 30.2% in last year's second quarter. The tax rates reflect the relationship of U.S. income taxed at normal rates versus tax exempted income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses in the second quarter were $2.5 million in 1997 compared with $2.6 million in 1996.

Twenty-Six Weeks Ended August 3, 1997 Compared With Twenty-Six Weeks Ended July 28, 1996

APPAREL

Net sales of the Company's apparel segment in the first half were $441.6 million in 1997, an increase of 4.3% from the prior year's $423.4 million. Net sales of the Company's wholesale branded business increased 22% in the current year's first half compared with last year's first half, which more than offset the planned decrease in retail sales resulting from the Company's strategic initiative to close outlet stores.

Gross margin on apparel sales before the non-recurring charge was 32.8% in the first half of 1997 compared with 32.4% in last year's first half. In the first half, virtually all of the Company's branded apparel businesses showed gross margin improvement in 1997 compared with last year as product upgrades and brand development began to take hold. These initiatives have enabled the Company to command higher prices and take fewer markdowns. The only exception was in sales of golf apparel to pro shops, where significantly increased competition served to weaken gross margin percentages. The Company has moved to strengthen its competitive position in this channel with new and upgraded product and with an aggressive marketing campaign.

Selling, general and administrative expenses, before the non-recurring charge, as a percentage of apparel sales in the first half was 31.7% in 1997 and 32.1% in 1996. These expense levels are expected to increase as a percentage of net sales, for the balance of the year, as the Company significantly increases its advertising expenditures in the second half of this year.

FOOTWEAR

Net sales of the Company's footwear segment in the first half were $157.8 million in 1997, compared with $164.0 million last year. The reduction in net sales was due to the planned decrease in retail sales resulting from the Company's strategic initiative to close outlet stores and to weakness in seasonal merchandise, principally sandals, at the Company's wholesale branded business.

Gross margin on footwear sales before the non-recurring charge was 40.4% in the first half of 1997 compared with 37.3% in last year's first half. The improvement in gross margin began in the second half of 1996 as the impact of the Company's product upgrades and brand development began to take hold.
These initiatives have enabled the Company to command higher prices and take fewer markdowns resulting in increased gross margin in the Company's wholesale business and in its outlet stores. In addition, the difficulties experienced by Bass during the first half of last year in restructuring its Puerto Rico manufacturing operations did not recur, thus adding to margin improvement.

Selling, general and administrative expenses, before the non-recurring charge, as a percentage of footwear sales in the first half was 34.4% in 1997 and 31.0% in 1996. The increase is due principally to additional brand investment in design. As in apparel, these expense levels are expected to increase as a percentage of net sales, for the balance of the year, as the Company significantly increases its advertising expenditures in the second half of this year.

INTEREST EXPENSE

Interest expense in the first half was $10.3 million in 1997 compared with $12.1 million last year. The decrease reflects lower average debt which results from lower working capitals levels, principally inventory.

INCOME TAXES

Income tax was estimated at a rate of 35.3% in 1997 compared with last year's rate of 30.5%. The tax rates reflect the relationship of U.S. income taxed at normal rates versus tax exempted income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses in the first half were $5.6 million in 1997 compared with $5.8 million in 1996.

FACILITY AND STORE CLOSING AND RESTRUCTURING AND OTHER EXPENSES

On July 31, 1997, the Company announced that it would take a series of actions to accelerate the execution of its ongoing strategy to build its core brands. Included in these actions are the closing of approximately 150 additional outlet stores, repositioning the Gant brand in the United States to be consistent with its highly successful positioning in Europe and Asia, exiting the sweater manufacturing business and restructuring warehousing and distribution facilities as well as other logistical and administrative areas in order to reduce costs and improve efficiencies. As a result, the Company recorded a non-recurring pre-tax charge of $57 million ($36.8 million after tax or $1.36 per share) in the second quarter of 1997.

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

Also contributing to the strength of the third quarter is the high volume of fall shipments to wholesale customers which are generally more profitable than spring shipments. The slower spring selling season at wholesale combines with retail seasonality to make the first fiscal quarter particularly weak.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business typically requires the use of cash to fund a build-up in the Company's inventory in the first half of each fiscal year. During the third and fourth quarters, the Company's higher level of sales tends to reduce its inventory and generate cash from operations.

Net cash used by operations in the first half totalled $64.7 million in 1997 and $11.5 million last year. This increase is related to later than usual shipments in the latter part of 1995 which, in turn, created a significant increase in collections in the first half of 1996. This pattern did not repeat itself in 1996 and, as a result, collections in the first half of 1997 were significantly less than in the prior year's first half. Additionally, inventory growth in last year's first half was moderate compared to more seasonal trends, while this year's increase reflects more normalized growth. At the end of the current year's first half, inventory levels were slightly below last year's first half.

Capital spending in the first half was $6.8 million in 1997 compared with $10.6 million last year. The Company anticipates overall capital spending levels for 1997 to be flat compared with 1996 levels.

The Company has a credit agreement which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The credit agreement also includes a letter of credit facility. The total amount available to the Company under each of the revolving credit and the letter of credit facilities is $250 million provided, however, that the aggregate maximum amount outstanding at any time under both facilities is $400 million. The Company believes that its borrowing capacity under these facilities is adequate for its 1997 peak seasonal needs. Although total debt was $23.1 million less than a year ago ($296.6 million vs. $319.7 million), the ratio of total debt to total capital was about flat (54.3% to 54.4%). This was due principally to the non-recurring charge taken in the second quarter of the current year. The cash impact of this charge will result in a net outflow of funds in the current year. This outflow should be offset next year by the positive cash flow benefits derived from the restructuring initiatives.

                                     * * *

*******************************************************************************
*                                                                            *
* SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT   *
* OF 1995                                                                    *
*                                                                            *
* Forward-looking statements in this Form 10-Q report, including without     *
* limitation statements relating to the Company's plans, strategies,         *
* objectives, expectations and intentions, are made pursuant to the safe     *
* harbor provisions of the Private Securities Litigation Reform Act of 1995. *
* Investors are cautioned that such forward-looking statements involve risks *
* and uncertainties, including without limitation the following:  (i) the    *
* Company's plans, strategies, objectives, expectations and intentions are   *
* subject to change at any time at the discretion of the Company; (ii) the   *
* levels of sales of the Company's apparel and footwear products, both to its*
* wholesale customers and in its retail stores, and the extent of discounts  *
* and promotional pricing in which the Company is required to engage; (iii)  *
* the Company's plans and results of operations will be affected by the      *
* Company's ability to manage its growth and inventory; and (iv) other risks *
* and uncertainties indicated from time to time in the Company's filings     *
* with the Securities and Exchange Commission.                               *
*                                                                            *
******************************************************************************

                          Part II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual stockholders' meeting was held on June 17, 1997. There were present in person or by proxy, holders of 24,650,080 shares of Common Stock or 91% of all votes eligible for the meeting.

The following directors were elected to serve for a term of one year:

                                     For           Vote Withheld

Edward H. Cohen                 23,777,415           872,665
Joseph B. Fuller                22,721,256         1,928,824
Joel H. Goldberg                23,761,414           888,666
Marc Grosman                    23,640,498         1,009,582
Dennis F. Hightower             23,639,820         1,010,260
Bruce J. Klatsky                23,774,684           875,396
Maria Elena Lagomasino          23,772,047           878,033
Harry N.S. Lee                  23,767,440           882,640
Bruce Maggin                    23,767,440           882,640
Sylvia M. Rhone                 23,776,675           873,405
Peter J. Solomon                23,635,710         1,014,370
Irwin W. Winter                 23,777,425           872,655

Ratification of Like-Value Exchange of Certain Director's Stock Options was approved with a vote of 21,569,237 For and 2,846,414 Against.

The 1997 Stock Option Plan, which replaces the 1987 Stock Option Plan, which expired pursuant to its term on April 1, 1997, was adopted with a vote of 19,938,481 For and 1,884,482 Against.

Ernst & Young LLP were appointed to serve as the Company's independent auditors until the next stockholders' meeting. The vote was 24,465,585 For and 65,830 Against.

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

     4.12 Sixth Amendment, dated as of July 3, 1997, to the Credit Agreement dated as of December 16, 1993.

     4.13 Note Agreement, dated October 1, 1992, among PVH, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Unum Life Insurance Company of America, Nationwide Life Insurance Company, Employers Life Insurance Company of Wausau and Lutheran Brotherhood (incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     4.14 First Amendment Agreement, dated as of June 24, 1996, to the Note Agreement, dated as of October 1, 1992 (incorporated by reference to Exhibit 4.14 to the Company's report on Form 10-Q for the period ended July 28, 1996).

     4.15 Second Amendment Agreement, dated as of July 15, 1997, to the Note Agreement, dated as of October 1, 1992.

     4.16 Indenture, dated as of November 1, 1993, between PVH and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

     10.1 1987 Stock Option Plan, including all amendments through April 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended May 4, 1997).

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

     10.4 Amendment to 1973 Employees' Stock Option Plan, effective as of April 29, 1997 (incorporated by reference to Exhibit 10.12 to the Company's report on Form 10-Q for the period ended May 4, 1997).

     10.5 Phillips-Van Heusen Corporation Special Severance Benefit Plan, as amended as of April 16, 1996 (incorporated by reference to Exhibit
           10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

     10.6 Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 16, 1987).

     10.7 Phillips-Van Heusen Corporation Amendment to Capital Accumulation Plan (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
           1987).

     10.8 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
           1988).

     10.9 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10.8 to the Company's report on Form 10-Q for the period ending October 29, 1995).

     10.10 Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to Bruce J. Klatsky (incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-Q for the period ended May 4, 1997).

     10.11 Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan, dated January 1, 1991, as amended and restated on June 2, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

     10.12 Phillips-Van Heusen Corporation Supplemental Savings Plan, effective as of January 1, 1991 and amended and restated as of April 29, 1997 (incorporated by reference to Exhibit 10.10 to the Company's report on Form 10-Q for the period ended May 4, 1997).

     10.13 Non-Incentive Stock Option Agreement, dated as of December 3, 1993, between the Company and Bruce J. Klatsky (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

     10.14 Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997.

     15.   Acknowledgement of Independent Accountants.

     27.   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended August 3, 1997.

     No reports have been filed on Form 8-K during the quarter covered by this report.
                                     -18-

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




September 16, 1997                  /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                    Exhibit 15



August 18, 1997


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in

      (i) Post-Effective Amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), which relates to the Phillips-Van Heusen Corporation Employee Savings and Retirement Plan,

      (ii) Registration Statement (Form S-8, No. 33-50841) and Registration Statement (Form S-8, No. 33-59602), each of which relate to the Phillips-Van Heusen Corporation Associates Investment Plan for Residents of the Commonwealth of Puerto Rico,

      (iii) Registration Statement (Form S-8, No. 33-59101), which relates to the Voluntary Investment Plan of Phillips-Van Heusen Corporation (Crystal Brands Division),

      (iv) Post-Effective Amendment No. 4 to Registration Statement (Form S-8, No. 2-72959), Post Effective Amendment No. 6 to Registration Statement (Form S-8, No. 2-64564), and Post Effective Amendment No. 13 to Registration Statement (Form S-8, No. 2-47910), each of which relate to the 1973 Employee's Stock Option Plan of Phillips-Van Heusen Corporation, and

      (v) Registration Statement (Form S-8, No. 33-38698), Post-Effective Amendment No. 1 to Registration Statement (Form S-8, No. 33-24057) and Registration Statement (Form S-8, No. 33-60793), each of which relate to the Phillips-Van Heusen Corporation 1987 Stock Option Plan,

of our reports dated August 18, 1997 and May 22, 1997 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation that are included in its Forms 10-Q for the thirteen week periods ended August 3, 1997 and May 4, 1997.

Pursuant to Rule 436(c) of the Securities Act of 1933, our reports are a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                           ERNST & YOUNG LLP


New York, New York