Form 10-Q
period 1997-11-02
PHILLIPS VAN HEUSEN CORP /DE/
filed 1997-12-17
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1997


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of November 28, 1997: 27,164,183 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants Review Report..................................   1

Condensed Consolidated Balance Sheets as of November 2, 1997 and
February 2, 1997......................................................    2

Condensed Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended November 2, 1997 and
October 27, 1996......................................................    3

Condensed Consolidated Statements of Cash Flows for the thirty-nine
weeks ended November 2, 1997 and October 27, 1996.....................    4

Notes to Condensed Consolidated Financial Statements..................   5-8

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   9-14


PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  15-18

Signatures............................................................   19

Exhibit--Acknowledgment of Independent Accountants....................   20

Exhibit--Financial Data Schedule......................................   21

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of November 2, 1997, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 2, 1997 and October 27, 1996, and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended November 2, 1997 and October 27, 1996. These financial statements are the responsibility of the Company's management.

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



New York, New York
November 17, 1997

Phillips-Van Heusen Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                            UNAUDITED     AUDITED
                                                           November 2,  February 2,
                                                               1997         1997
ASSETS
 Current Assets:
  Cash, including cash equivalents of $1,600 and $1,861     $ 20,482     $ 11,590
  Trade receivables, less allowances of $3,521 and $3,401    144,311       91,806
  Inventories                                                316,780      237,422
  Other, including deferred taxes of $13,575 and $4,300       30,621       22,140
      Total Current Assets                                   512,194      362,958
 Property, Plant and Equipment                               118,945      137,060
 Goodwill                                                    117,902      120,324
 Other Assets, including deferred taxes of $27,330 and
   $16,617                                                    48,247       37,094
                                                            $797,288     $657,436

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                             $107,000     $ 20,000
  Accounts payable                                            50,530       36,355
  Accrued expenses                                            89,074       55,754
  Current portion of long-term debt                           10,182       10,157
      Total Current Liabilities                              256,786      122,266
 Long-Term Debt, less current portion                        209,078      189,398
 Other Liabilities                                            67,924       55,614
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
    shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000 shares
    authorized; shares issued 27,162,962 and 27,045,705       27,163       27,046
 Additional Capital                                          116,856      116,296
 Retained Earnings                                           119,481      146,816
      Total Stockholders' Equity                             263,500      290,158

                                                            $797,288     $657,436






See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

                                              Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                             November 2, October 27,   November 2, October 27,
                                                 1997        1996          1997        1996
Net sales                                    $413,643    $391,245       $1,013,026   $978,712

Cost of goods sold                            273,877     261,536          678,994    650,581

Gross profit                                  139,766     129,709          334,032    328,131

Selling, general and administrative expenses  113,803     102,817          315,118    295,538

Facility and store closing and restructuring
  and other expenses                             -           -              41,150       -

Income (loss) before interest and taxes        25,963      26,892          (22,236)    32,593

Interest expense, net                           5,958       5,958           16,234     18,029

Income (loss) before taxes                     20,005      20,934          (38,470)    14,564

Income tax expense (benefit)                    5,453       5,899          (15,197)     3,957

Net income (loss)                            $ 14,552    $ 15,035       $  (23,273)  $ 10,607

Net income (loss) per share                  $   0.54    $   0.56       $    (0.86)  $   0.39

Average shares outstanding                     27,132      27,005           27,088     26,994

Cash dividends per share                     $ 0.0375    $ 0.0375       $   0.1125   $ 0.1125

In the second quarter of 1997, the Company recorded a non-recurring pre-tax charge of $57 million related principally to a series of actions the Company has taken to accelerate the execution of its ongoing strategy to build its brands. Such amount has been recorded in the statements of operations for the thirty-nine weeks ended November 2, 1997 as follows:

Cost of goods sold                                       $ 15,850
Facility and store closing and restructuring
  and other expenses                                       41,150
                                                           57,000
Income tax benefit                                        (20,200)
                                                         $ 36,800


See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

                                                         Thirty-Nine Weeks Ended
                                                         November 2,  October 27,
                                                            1997          1996
OPERATING ACTIVITIES:
  Net income (loss)                                      $ (23,273)   $ 10,607
  Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                           19,297      22,395
    Amortization of contributions from landlords            (3,547)     (4,711)
    Write-off of assets                                     18,800        -
    Deferred income taxes                                  (19,988)       -
    Equity income in Pyramid Sportswear                     (1,050)       (938)
  Changes in operating assets and liabilities:
    Receivables                                            (52,505)    (18,908)
    Income tax refund                                         -         16,987
    Inventories                                            (79,358)    (22,348)
    Accounts payable and accrued expenses                   46,959       6,945
    Other-net                                               12,926       1,802
      Net Cash Provided (Used) By
        Operating Activities                               (81,739)     11,831


INVESTING ACTIVITIES:
  Property, plant and equipment acquired                   (12,882)    (16,302)
  Contributions from landlords                                 193       1,780
      Net Cash Used By Investing Activities                (12,689)    (14,522)


FINANCING ACTIVITIES:
  Proceeds from revolving line of credit
    and long-term borrowings                               113,505      26,411
  Payments on revolving line of credit
    and long-term borrowings                                (6,800)    (14,280)
  Exercise of stock options                                    677         282
  Cash dividends                                            (4,062)     (4,051)
      Net Cash Provided By Financing Activities            103,320       8,362

Increase In Cash                                             8,892       5,671

Cash at beginning of period                                 11,590      17,533

Cash at end of period                                    $  20,482    $ 23,204

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended November 2, 1997 are not necessarily indicative of the results that may be expected for the year ended February 1, 1998 due, in part, to seasonal factors. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended February 2, 1997.

As part of its ongoing strategic and expense reduction initiatives, the Company continues to evaluate its operations.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirty-nine weeks ended October 27, 1996 to present that information on a basis consistent with the thirty-nine weeks ended November 2, 1997.

INVENTORIES

Inventories are summarized as follows:

                                      November 2,     February 2,
                                         1997            1997

           Raw materials                $ 17,332       $ 16,670
           Work in process                19,531         13,208
           Finished goods                279,917        207,544

                 Total                  $316,780       $237,422

Inventories are stated at the lower of cost or market. Cost for the apparel business is determined principally using the last-in, first-out method (LIFO), except for certain sportswear inventories which are determined using the first-in, first-out method (FIFO). Cost for the footwear business is determined using FIFO. Inventories would have been $14,000 and $13,000 higher than reported at November 2, 1997 and February 2, 1997, respectively, if the FIFO method of inventory accounting had been used for the entire apparel business.

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

FACILITY AND STORE CLOSING AND RESTRUCTURING AND OTHER EXPENSES

The results of operations for the thirty-nine weeks ended November 2, 1997 include a non-recurring pre-tax charge of $57 million ($36.8 million after-tax or $1.36 per share) recorded in the second quarter related principally to a series of actions the Company has taken to accelerate the execution of its ongoing strategy to build its brands. Included in these actions were the closing of approximately 150 additional outlet stores, repositioning the Gant brand in the United States to be consistent with its highly successful positioning in Europe and Asia, exiting the sweater manufacturing business and restructuring warehousing and distribution facilities as well as other logistical and administrative areas in order to reduce costs and improve efficiencies. The components of the charge are summarized as follows:

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

The retail outlet store closings have continued the elimination of the Company's weakest and worst-trending stores. At the same time, it has expedited the realignment of the Company's wholesale/retail sales mix and generated positive cash flow as working capital is reduced. The charge relates principally to asset write-offs, accruals of lease termination fees and inventory markdowns (included in cost of goods sold) associated with store closings.

Gant is successfully marketed as an upscale brand in 24 countries throughout Europe, Canada, the Middle East and Asia. Included in this global network are 50 independent Gant retail stores in 19 countries, with 13 additional stores scheduled to be opened in Europe this year. The repositioning of the Gant brand in the United States encompassed new and upgraded products and the consolidation of the worldwide design and sourcing functions -- all focused on promoting consistency of product and quality throughout the world. It is a major step forward in creating "one image" for this global brand. Enhancing this image is the Gant Flagship Store on Fifth Avenue in New York City which opened on November 20, 1997. The charge relates principally to asset write-offs (primarily merchandise display fixtures) and inventory markdowns (included in cost of goods sold) associated with the phase-out of old product lines.

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

The Company's warehousing and distribution facilities were reconfigured, including the closing of the Company's Atlanta, Georgia distribution facility, to reduce costs and maximize efficiencies. Certain other logistical and administrative areas were also restructured to streamline costs. The charge relates principally to the write-off of equipment and accrual of employee termination and severance costs.

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

                                Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                               November 2,  October 27,  November 2,  October 27,
                                  1997         1996         1997         1996

Net sales-apparel                $320,165     $291,222     $  761,769    $714,647

Net sales-footwear                 93,478      100,023        251,257     264,065

Total net sales                  $413,643     $391,245     $1,013,026    $978,712


Operating income (loss)-apparel* $ 28,340     $ 20,325     $  (15,725)   $ 21,518

Operating income-footwear*          2,893       10,780          6,156      21,110

Total operating income (loss)*     31,233       31,105         (9,569)     42,628

Corporate expenses                 (5,270)      (4,213)       (12,667)    (10,035)

Interest expense, net              (5,958)      (5,958)       (16,234)    (18,029)

Income (loss) before taxes       $ 20,005     $ 20,934     $  (38,470) $   14,564

* Operating income (loss) for the thirty-nine weeks ended November 2, 1997, includes a $57,000 non-recurring pre-tax charge, of which $50,765 and $6,235 relate to the Company's apparel and footwear businesses, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The results of operations for the thirty-nine weeks ended November 2, 1997 include a non-recurring pre-tax charge of $57 million recorded in the second quarter related principally to a series of actions the Company has taken to accelerate the execution of its ongoing strategy to build its brands. See Notes to Condensed Consolidated Financial Statements.

The following statements of operations, segment data and discussion segregate this non-recurring charge from the Company's ongoing operations.

                                    Statements of Operations (In thousands)
                                 Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                 11/2/97     10/27/96     11/2/97    10/27/96

Net sales                       $413,643     $391,245   $1,013,026   $978,712

Cost of goods sold               273,877      261,536      678,994    650,581
Non-recurring charge                -             -        (15,850)      -

Gross profit before
  non-recurring charge           139,766      129,709      349,882    328,131

SG&A expenses and non-recurring
  charge                         113,803      102,817      356,268    295,538
Non-recurring charge                -             -        (41,150)      -

Selling, general and
  administrative expenses        113,803      102,817      315,118    295,538

Income before interest, taxes
  and non-recurring charge        25,963       26,892       34,764     32,593

Interest expense, net              5,958        5,958       16,234     18,029
Income tax expense                 5,453        5,899        5,003      3,957

Income from ongoing
  operations before
  non-recurring charge            14,552       15,035       13,527     10,607

Non-recurring charge, net
  of tax benefit                    -             -        (36,800)      -

Net income (loss)               $ 14,552     $ 15,035   $  (23,273)  $ 10,607



                                          Segment Data (In thousands)
                                 Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                 11/2/97     10/27/96     11/2/97    10/27/96

Net sales-apparel               $320,165     $291,222   $  761,769   $714,647
Net sales-footwear                93,478      100,023      251,257    264,065

Total net sales                 $413,643     $391,245   $1,013,026   $978,712

Operating income-apparel        $ 28,340     $ 20,325   $   35,040   $ 21,518

Operating income-footwear          2,893       10,780       12,391     21,110

Total operating income            31,233       31,105       47,431     42,628

Corporate expenses                (5,270)      (4,213)     (12,667)   (10,035)

Interest expense, net             (5,958)      (5,958)     (16,234)   (18,029)

Income before taxes and
  non-recurring charge          $ 20,005     $ 20,934   $   18,530   $ 14,564

Thirteen Weeks Ended November 2, 1997 Compared With Thirteen Weeks Ended October 27, 1996


APPAREL

Net sales of the Company's apparel segment in the third quarter increased to $320.2 million in 1997 compared with $291.2 million last year, an increase of 10.0%. Net sales of the Company's wholesale branded apparel increased 42% in the current year's third quarter compared with last year's third quarter, offset, in part, by the decrease in retail sales resulting from the Company's strategic initiative to close outlet stores.

Gross margin on apparel sales was 32.9% in the third quarter of 1997 compared with 31.7% in last year's third quarter. The increase was driven principally by improved gross margins at Dress Shirts and Van Heusen. This was offset, in part, by sales of golf apparel to pro shops, where significantly increased competition continued to weaken gross margin percentages.

Selling, general and administrative expenses as a percentage of apparel sales was 24.1% in the third quarter of 1997 compared with 24.8% in the third quarter of 1996. These expenses increased in the third quarter of 1997 principally due to the launching of a significant advertising program. However, as a percentage of apparel sales, these expenses decreased because of the significantly higher sales volume in 1997 compared with 1996. Expense levels are expected to increase as a percentage of net sales for the balance of the year, as the Company continues to significantly increase its advertising expense.

FOOTWEAR

Net sales of the Company's footwear segment in the third quarter were $93.5 million in 1997 compared with $100.0 million last year, a decline of 6.5%.
The decline was due principally to the decrease in retail sales resulting from the Company's strategic initiative to close outlet stores and a reduction in wholesale shipments due to a slowdown in footwear re-orders.

Gross margin on footwear sales was 36.8% in the third quarter of 1997 compared with 37.2% in last year's third quarter. The decrease is due to markdowns required because of lower than planned sell-throughs of selected Fall product. As part of the Company's ongoing brand building strategy, the repositioning of the Bass brand included upgrading its product line and increasing its offerings of higher priced product. While Bass was able to sell-in such product, the sell-throughs at retail of selected Fall product were disappointing. To address this, markdowns were required which significantly reduced gross margin. It is anticipated that this slowdown in sales of selected Fall product will continue into the fourth quarter.

Selling, general and administrative expenses as a percentage of footwear sales in the third quarter was 33.7% in 1997 compared with 26.4% in 1996. The increase was due primarily to the launching of a significant advertising program and additional brand investment in design. As in apparel, expense levels are expected to increase as a percentage of net sales for the balance of the year, as the Company continues to significantly increase its advertising expense.

INTEREST EXPENSE

Interest expense in the third quarter was $6.0 million in 1997 and 1996.

INCOME TAXES

Income tax was estimated at a rate of 27.3% in the third quarter of 1997 compared with 28.2% in last year's third quarter. The tax rates reflect the relationship of U.S. income taxed at normal rates versus tax exempted income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses in the third quarter were $5.3 million in 1997 compared with $4.2 million in 1996. The increase is due solely to timing as expenses are expected to be substantially flat for the year.

Thirty-Nine Weeks Ended November 2, 1997 Compared With Thirty-Nine Weeks Ended October 27, 1996


APPAREL

Net sales of the Company's apparel segment in the first nine months were $761.8 million in 1997 compared with $714.6 million last year, an increase of 6.6%. In the first nine months, net sales of the Company's wholesale branded apparel increased 30% in 1997 compared with last year, offset, in part, by the decrease in retail sales resulting from the Company's strategic initiative to close outlet stores.

Gross margin on apparel sales before the non-recurring charge was 33.0% in the first nine months of 1997 compared with 32.1% in last year's first nine months. Virtually all of the Company's branded apparel businesses showed gross margin improvement in the first nine months of 1997 compared with last year as product upgrades and brand development began to take hold. These initiatives have enabled the Company to command higher prices and take fewer markdowns. The only exception was in sales of golf apparel to pro shops, where significantly increased competition continued to weaken gross margin percentages.

Selling, general and administrative expenses, before the non-recurring charge, as a percentage of apparel sales in the first nine months was 28.4% in 1997 compared with 29.1% in 1996. These expenses increased in the first nine months of 1997 principally due to the launching of a significant advertising program in the third quarter. However, as a percentage of apparel sales, these expenses decreased because of the significantly higher sales volume in 1997 compared with 1996. Expense levels are expected to increase as a percentage of net sales for the balance of the year, as the Company significantly increases its advertising expense.

FOOTWEAR

Net sales of the Company's footwear segment in the first nine months were $251.3 million in 1997 compared with $264.1 million last year, a decline of 4.9%. The decline was due principally to the decrease in retail sales resulting from the Company's strategic initiative to close outlet stores and a reduction in wholesale shipments due to a slowdown in footwear re-orders.

Gross margin on footwear sales before the non-recurring charge was 39.1% in the first nine months of 1997 compared with 37.2% last year. The improvement in gross margin began in the second half of 1996 as the impact of the Company's product upgrades and brand development began to take hold. In addition, the difficulties experienced by Bass during the first half of last year in restructuring its Puerto Rico manufacturing operations did not recur, thus adding to margin improvement. These were offset, in part, by markdowns required in the third quarter of this year because of lower than planned sell-throughs of selected Fall product. It is anticipated that this slowdown in sales of selected Fall product will continue into the fourth quarter.

Selling, general and administrative expenses, before the non-recurring charge, as a percentage of footwear sales in the first nine months was 34.1% in 1997 compared with 29.3% in 1996. The increase was due principally to the launching of a significant advertising program in the third quarter and additional brand investment in design. As in apparel, expense levels are expected to increase as a percentage of net sales for the balance of the year, as the Company continues to significantly increase its advertising expense.

INTEREST EXPENSE

Interest expense in the first nine months was $16.2 million in 1997 compared with $18.0 million last year. The decrease reflects lower average debt resulting from decreased working capitals levels, principally inventory.

INCOME TAXES

Income tax was estimated at a rate of 27.0% in 1997 compared with last year's rate of 27.2%. The tax rates reflect the relationship of U.S. income taxed at normal rates versus tax exempted income from operations in Puerto Rico.

CORPORATE EXPENSES

Corporate expenses in the first nine months were $12.7 million in 1997 compared with $10.0 million in 1996. The increase is due solely to timing as expenses are expected to be substantially flat for the year.

FACILITY AND STORE CLOSING AND RESTRUCTURING AND OTHER EXPENSES

The results of operations for the thirty-nine weeks ended November 2, 1997 include a non-recurring pre-tax charge of $57 million ($36.8 million after-tax or $1.36 per share) recorded in the second quarter related principally to a series of actions the Company has taken to accelerate the execution of its ongoing strategy to build its brands. Included in these actions were the closing of approximately 150 additional outlet stores, repositioning the Gant brand in the United States to be consistent with its highly successful positioning in Europe and Asia, exiting the sweater manufacturing business and restructuring warehousing and distribution facilities as well as other logistical and administrative areas in order to reduce costs and improve efficiencies.

YEAR 2000

Like most corporations, the Company is heavily reliant on technology to deliver services. As the millennium approaches, the Company is preparing all of its computer systems to be Year 2000 compliant and is reviewing all systems to ensure that they do not malfunction as a result of Year 2000. In this process, the Company expects to both upgrade some systems and replace others. The Company is currently evaluating the total cost of this effort and expects that most of these costs will be expensed as incurred in compliance with generally accepted accounting principles.

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

Net cash used by operations in the first nine months was $81.7 million in 1997 compared with net cash provided by operations of $11.8 million in 1996. This increase in cash used by operations is related to later than usual shipments in the latter part of 1995 which, in turn, created a significant increase in collections in the early part of 1996. This pattern did not repeat itself in 1996 resulting in lower relative collections in the early part of 1997. Receivables were further impacted by wholesale apparels' strong sales growth in this year's third quarter. Additionally, the seasonal build-up of inventory in the prior year was extremely moderate compared with the more usual build-up which occurred in the current year.

Capital spending in the first nine months was $12.9 million in 1997 compared with $16.3 million last year. The Company anticipates overall capital spending levels for 1997 to be flat compared with 1996 levels.

The Company has a credit agreement which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The credit agreement also includes a letter of credit facility. The total amount available to the Company under each of the revolving credit and the letter of credit facilities is $250 million provided, however, that the aggregate maximum amount outstanding at any time under both facilities is $400 million. The Company believes that its borrowing capacity under these facilities is adequate for its 1997 peak seasonal needs. The ratio of total debt to total capital rose this year versus last year principally because the impact of the restructuring charge (net outflow of funds) began to be felt. This outflow should be offset next year by the positive cash flow benefits derived from the restructuring initiatives.

                                     * * *

******************************************************************************
*                                                                            *
* SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF*
* 1995                                                                       *
*                                                                            *
* Forward-looking statements in this Form 10-Q report, including without     *
* limitation statements relating to the Company's plans, strategies,         *
* objectives, expectations and intentions, are made pursuant to the safe     *
* harbor provisions of the Private Securities Litigation Reform Act of 1995. *
* Investors are cautioned that such forward-looking statements involve risks *
* and uncertainties, including without limitation the following:  (i) the    *
* Company's plans, strategies, objectives, expectations and intentions are   *
* subject to change at any time at the discretion of the Company; (ii) the   *
* levels of sales of the Company's apparel and footwear products, both to    *
* its wholesale customers and in its retail stores, and the extent of        *
* discounts and promotional pricing in which the Company is required to      *
* engage; (iii) the Company's plans and results of operations will be        *
* affected by the Company's ability to manage its growth and inventory; and  *
* (iv) other risks and uncertainties indicated from time to time in the      *
* Company's filings with the Securities and Exchange Commission.             *
*                                                                            *
******************************************************************************

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

     4.12 Sixth Amendment, dated as of July 3, 1997, to the Credit Agreement dated as of December 16, 1993 (incorporated by reference to Exhibit
           4.12 to the Company's report on Form 10-Q for the period ending August 3, 1997).

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

     4.15 Second Amendment Agreement, dated as of July 15, 1997, to the Note Agreement, dated as of October 1, 1992 (incorporated by reference to Exhibit 4.15 to the Company's report on Form 10-Q for the period ending August 3, 1997).

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

     10.14 Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997 (incorporated by reference to Exhibit 10.14 to the Company's report on Form 10-Q for the period ending August 3,
           1997).

     10.15 Phillips-Van Heusen Corporation Senior Management Bonus Program for fiscal year 1997.

     15.   Acknowledgement of Independent Accountants.

     27.   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended November 2, 1997.

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


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




December 16, 1997                   /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                    Exhibit 15



November 17, 1997


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in

      (i) Post-Effective Amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), which relates to the Phillips-Van Heusen Corporation Employee Savings and Retirement Plan,

      (ii) Registration Statement (Form S-8, No. 33-50841) and Registration Statement (Form S-8, No. 33-59602), each of which relate to the Phillips-Van Heusen Corporation Associates Investment Plan for Residents of the Commonwealth of Puerto Rico,

      (iii) Registration Statement (Form S-8, No. 33-59101), which relates to the Voluntary Investment Plan of Phillips-Van Heusen Corporation (Crystal Brands Division),

      (iv) Post-Effective Amendment No. 4 to Registration Statement (Form S-8, No. 2-72959), Post Effective Amendment No. 6 to Registration Statement (Form S-8, No. 2-64564), and Post Effective Amendment No. 13 to Registration Statement (Form S-8, No. 2-47910), each of which relate to the 1973 Employee's Stock Option Plan of Phillips-Van Heusen Corporation, and

      (v) Registration Statement (Form S-8, No. 33-38698), Post-Effective Amendment No. 1 to Registration Statement (Form S-8, No. 33-24057) and Registration Statement (Form S-8, No. 33-60793), each of which relate to the Phillips-Van Heusen Corporation 1987 Stock Option Plan,

of our reports dated November 17, 1997, August 18, 1997 and May 22, 1997 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation that are included in its Forms 10-Q for the thirteen week periods ended November 2, 1997, August 3, 1997 and May 4, 1997.

Pursuant to Rule 436(c) of the Securities Act of 1933, our reports are not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                           ERNST & YOUNG LLP


New York, New York