Form 10-K
period 1998-02-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 1998-04-15
CIK 78239

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended February 1, 1998        Commission file number: 1-724

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

   The aggregate market value of the voting stock of registrant held by nonaffiliates of the registrant as of April 1, 1998 was approximately $322,000,000.


   Number of shares of Common Stock outstanding as of April 1, 1998:
27,187,644.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                    Location in Form 10-K
                        Document                    in which incorporated

              Registrant's Proxy Statement               Part III
                for the Annual Meeting of
         Stockholders to be held on June 18, 1998

                                     * * *

******************************************************************************
                                                                             *
* SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF*
* 1995                                                                       *
*                                                                            *
* Forward-looking statements in this Form 10-K report, including, without    *
* limitation, statements relating to the Company's plans, strategies,        *
* objectives, expectations and intentions, are made pursuant to the safe     *
* harbor provisions of the Private Securities Litigation Reform Act of       *
* 1995.  Investors are cautioned that such forward-looking statements are    *
* inherently subject to risks and uncertainties, many of which cannot be     *
* predicted with accuracy, and some of which might not be anticipated,       *
* including, without limitation, the following: (i) the Company's plans,     *
* strategies, objectives, expectations and intentions are subject to change  *
* at any time at the discretion of the Company; (ii) the levels of sales of  *
* the Company's apparel and footwear products, both to its wholesale         *
* customers and in its retail stores, and the extent of discounts and        *
* promotional pricing in which the Company is required to engage; (iii) the  *
* Company's plans and results of operations will be affected by the Company's*
* ability to manage its growth and inventory; and (iv) other risks and       *
* uncertainties indicated from time to time in the Company's filings with    *
* the Securities and Exchange Commission.                                    *
*                                                                            *
******************************************************************************

                                    PART I
Item 1.  Business

   Unless the context otherwise requires, the term "Company" means Phillips-Van Heusen Corporation ("PVH") and its subsidiaries ("Subsidiaries"). The Company's fiscal year is based on the 52-53 week period ending on the Sunday on or closest to January 31 and is designated by the calendar year in which the fiscal year commences. The Company derives market share data information used herein from various industry sources.

Overview

   The Company is a leading marketer of men's, women's and children's apparel and footwear, sold under five nationally recognized brand names -- Van Heusen, Bass, Izod, Gant and Geoffrey Beene -- in the dress shirt, casual footwear, and sportswear sectors. The Company is brand focused and manages the design, sourcing and manufacturing of substantially all of its products on a brand by brand basis. The Company's products include both dress and sport shirts and casual shoes and, to a lesser extent, sweaters, neckwear, furnishings, bottoms, outerwear and leather and canvas accessories. Approximately 23% of the Company's net sales in fiscal 1997 were derived from sales of dress shirts, 33% from sales of footwear and related products and 44% from sales of other apparel goods, primarily branded sportswear. The Company markets its products at a wholesale level through national and regional department store chains and also directly to consumers through its own retail stores, generally located in factory outlet retail malls. The Company believes that marketing through the wholesale channel provides the opportunity to build brand equity and represents its core business, and views its retail business as a complement to its strong branded positions in the wholesale market. The Company's strategy is to exploit and expand its branded position in the United States and, on a longer-term basis, in the international arena, and the Company believes that its portfolio of well recognized brands offers the Company the best opportunity for realizing sales growth and enhancing profit margins.

   The Company's net sales and earnings before interest, taxes, depreciation and amortization (exclusive of the non-recurring charges to earnings recorded in fiscal 1997) were $1,350.0 million and $70.8 million, respectively, in fiscal 1997 versus $1,359.6 million and $77.2 million, respectively, in fiscal 1996. Fiscal 1997 was a year of transition, as the Company continued to realign and strengthen its business and further reduce costs. The Company continued its store closing program and closed its sweater manufacturing operations, which resulted in a planned reduction of revenue, made a major investment of $18.4 million in incremental advertising expenditures in the second half of the year, and took non-recurring charges to earnings of $132.7 million in connection with certain restructuring expenses. The Company believes that it made significant progress in its apparel segment where sales and profitability increased, but it was disappointed with the results of its footwear and related products segment. The Company believes that the increased advertising expenditures and brand repositionings executed in 1997 position it well to compete in its markets and expects the actions which gave rise to the 1997 charges to result in aggregate cost savings of over $40 million in the period 1998 to 2000, and to exceed $20 million annually by 2000.

   The Company's Van Heusen, Bass, Izod, Gant and Geoffrey Beene brands collectively account for approximately 93% of the Company's net sales, with approximately 73% of net sales being derived from Van Heusen, Bass and Geoffrey Beene alone. Izod and Gant were acquired by the Company in 1995 and subsequently repositioned in their markets. The Company believes that Izod and Gant have substantial brand equity and position the Company well to capitalize on the increasing popularity of branded sportswear. The Company owns four of the five brands, with sales of the fifth -- Geoffrey Beene -- being under licensing agreements with that designer. In addition, the Company recently entered into a license agreement to market DKNY brand men's dress shirts.

   The Company's brands enjoy national recognition in their respective sectors of the market and share a rich heritage with between 40 and 120 years of operating history. They represent sales leaders in their respective market niches, from a dominant position in dress shirts, to a leading position in casual footwear, to an increasingly important position in men's sportswear. In the United States, Van Heusen is the best selling men's dress shirt and woven sport shirt brand, and Geoffrey Beene is the best selling men's designer dress shirt brand. The Company believes that its overall share of the United States men's dress shirt market, including its branded, designer and private label offerings, is the largest of any company and that it has a growing market share, currently in excess of 32%, in the key department store channel. In the United States, Izod products include the best selling men's sweater brand, one of the best selling basic knit shirts and the number one ranked golf apparel brand in pro shops and resorts. Gant represents the largest collection brand in several countries in Europe, and is second only to 'Polo' in most of the other European countries. Bass is the leading brand of men's, women's and children's casual shoes at the moderate price range in the United States.

   The Company markets its five premier brands to different segments of the market, appealing to varied demographic sectors and a broad spectrum of consumers. This diversity of the Company's brands is intended to minimize competition among the brands. The Van Heusen brand, designed to target the moderate price range, appeals to the relatively conservative 'middle American' consumer. The typical Bass consumer is family oriented, views the Bass brand as 'Americana', associated with a casual, outdoor lifestyle, and pays moderate prices for his or her product. The Company's Izod brand is 'active inspired', designed to sell on the main floor of department stores largely in knitwear categories in the moderate to upper moderate price range. The Gant brand is the Company's entry into collection sportswear and focuses on a traditional consumer with refined taste who is prepared to purchase apparel in the higher price range of the market. Geoffrey Beene is targeted toward a more fashion-forward consumer who is prepared to purchase apparel in the upper moderate price range. The Company's products are designed to appeal to relatively stable demographic sectors and generally are not reliant on rapidly changing fashion trends.

   The Company believes that because of its strong brands it is well-positioned to capitalize on several trends that have affected the apparel and footwear sectors in recent years. These include the stabilization of the department store sector with a smaller number of stronger players, among which the Company ranks its most important customers; the continued importance of branding as a measure of product differentiation; continued growth in the branded sportswear sector; and the stabilization of the dress shirt sector after several years of modest decline. In addition, the recent lack of momentum in the athletic shoe sector provides the Company with the opportunity to capitalize on its Bass casual footwear products.

   Substantially all of the Company's sales are made in the United States. However, the Company believes that global name awareness is a key to the creation of lasting brand equity and that it must pursue selective opportunities to expand the sales of its brands internationally. Currently, Gant is the Company's brand that is most developed internationally, with its name recognition and sales substantially stronger in Europe than in the United States. Gant products are sold in 35 countries, including in over 50 Gant stores owned or franchised by the Company's licensing partner, Pyramid Sportswear, in which the Company owns a minority interest with an option to acquire 100%. Although the Van Heusen, Bass and Izod product lines also are sold outside the United States, both directly and through licensees, their international sales are small relative to Gant. Based on its experience with Gant, the Company believes that opportunities exist to expand the sales of its Van Heusen, Bass and Izod brands internationally.

   Consistent with its strategy of developing its brands, the Company has focused on the wholesale sector -- primarily department stores -- as the key source of distribution for its products. The Company believes that the wholesale channel generally, and department stores specifically, provide the best means of promoting a fully conceptualized image for each of its brands and of securing broad awareness of its products and image. The Company's wholesale customers for branded and designer apparel include May Co., Federated, JC Penney, Proffits and Dillard's. The Company's customers for footwear include Federated, May Co., Dillard's, Belk's and Nordstrom. The Company's ten largest wholesale customers, accounting for over 60% of the Company's fiscal 1997 sales to wholesale customers, have each been the Company's customers for more than 25 years. The Company believes that its customers rely on its ability to design, manufacture to exacting quality standards and deliver on a timely basis commercially successful apparel and footwear programs.

   While focused on the wholesale sector, the Company also sells its products directly to consumers in approximately 695 Company-owned stores located primarily in factory outlet retail malls. The stores are operated in five formats, matching each of the Company's premier brands -- Van Heusen, Bass, Izod, Gant and Geoffrey Beene. Van Heusen and Bass, which have the broadest national recognition, followed by Izod, are in the broadest range of malls. Geoffrey Beene stores are located in malls where that brand has greater name recognition. Gant stores are included in a limited number of the most successful of the nation's malls. Historically, the Company participated in the significant expansion of the factory outlet mall sector, capitalizing on mall expansion to build a portfolio of approximately 1,000 stores and generate significant sales and cash flow growth. However, this strategy left the Company reliant on mall growth rather than on brand and market share development as the primary driver of expansion, contributed to a deterioration in the quality and stability of earnings and failed to strengthen the image and brand equity in its major businesses. Since 1995, the Company has significantly reduced the number of its retail locations and has closed its least attractive stores to optimize its portfolio. The Company's retail presence remains an important complement to its strong branded positions in the wholesale market, facilitating product experimentation, the gathering of market intelligence, effective inventory control and management of surplus product.

Strategy

   The Company's strategy is to exploit and expand its branded position in the United States and, on a longer-term basis, internationally. Elements of this strategy include:

   o CAPITALIZE ON SPORTSWEAR OPPORTUNITY. With a renewed strong focus by retailers on the importance of men's sportswear and the customer impact of brand differentiation within that sector, the Company has actively sought to build a leading branded presence in this fragmented niche, acquiring existing sportswear brands (Izod and Gant) and expanding their presence in the wholesale sector. This renewed focus is in part attributable to the on-going move of employers towards casual dress policies, such as 'casual Fridays', and the increasing number of people who work at home. In addition, outside of the workplace, people's social activities generally focus on a more casual lifestyle. These trends present greater opportunities for the Company in sportswear. Sportswear now represents 66% of the Company's apparel segment sales, and it is expected that sportswear will continue to increase as a percentage of sales.

   o EXTEND BRAND PRODUCT RANGE. The Company continues to broaden the product range of its brands, capitalizing on the name recognition, popular draw and discrete target customer segmentation of each of its major labels. For example, dress shirts are now marketed under the Bass name and sportswear under the Van Heusen name, and Izod recently has expanded its offerings to include products for the fall and holiday seasons, a step toward building a year-round brand. As part of the introduction of the European Gant collection in the United States, the Company expanded its sportswear offerings to include sport coats, outerwear, rainwear, swimwear and accessories. Brand differentiation is maintained with design, manufacturing and procurement functions managed at the brand level.

   o PROMOTE GLOBAL BRAND AND IMAGE. The Company believes that over the long term the most successful brands will be those with a consistent imagery, market positioning and name recognition throughout the world's major consumer markets. The Company's longer-term goal is to develop its core brands into international consumer franchises. Currently all four of the Company's owned brands are distributed internationally, although only Gant, which in its niche is the leading market player in several European countries and is second only to 'Polo' in most of the other European countries, has achieved widespread brand recognition. The Van Heusen brand is licensed in 21 countries in North, Central and South America. In 1992, Bass began marketing its footwear internationally and is now selling limited amounts of footwear to retailers in Europe, Canada, South America, the Middle East, Africa and Asia. The Company plans to build on these bases and to project a consistent global image for each of its owned brands.

   o BUILD UPON ENHANCED ADVERTISING PRESENCE. The Company launched advertising campaigns for its brands in the second half of fiscal 1997, which resulted in an increase in advertising expenditures by $18.4 million from fiscal 1996 to $37.8 million. Based upon dialogue with its wholesale customers, the Company believes that the campaigns were well received. The Company is committed to a continued advertising program to support and further develop the national and international recognition of its brands. The Company believes that ongoing communication with the consumer is a core ingredient for branded marketing success.

   o LEVERAGE CORE COMPETENCIES IN LOGISTICAL AND IT SUPPORT. With primary focus on the more demanding wholesale customer nationwide and on securing and maintaining a strong presence on the department store floor, the Company has made significant investments to ensure the adequacy of its inventory replenishment programs, its capacity to monitor sales by SKU and margin and its ability to ensure its customers of timely product availability in a cost effective manner.

   o INCREASE OPERATING EFFICIENCIES. The Company is committed to a cost reduction program and constantly explores alternative methods to achieve that objective. Given its size, purchasing power and ability to optimize manufacturing and outsourcing alternatives, the Company is in a position to achieve significant efficiencies in procurement and manufacturing. This is essential if the Company is to provide high levels of service and responsiveness to its wholesale customers, while maintaining control over costs and working capital. The Company has developed significant manufacturing flexibility by maintaining a range of Company-owned and third party manufacturing capacity available to it, while optimizing margins through recourse to low cost non-United States manufacturing. The Company has announced a number of programs, including the contraction of its United States manufacturing and logistical infrastructure, to achieve significant cost savings.

   o OPERATE COMPLEMENTARY RETAIL OPERATIONS. The Company's factory outlet retail stores provide a valuable complement to its wholesale presence, allowing for product experimentation, the gathering of market information, increasing the efficiency of inventory and surplus product management. The Company's stores sell a breadth of product not otherwise found in the Company's wholesale offerings. With a significant program of store closures in progress, the Company has been very focused on improving the profitability of the retail portfolio as a whole and maintaining its financial viability as a second channel of distribution. The Company's remaining retail stores are profitable and the average sales per square foot and inventory turn at such stores have significantly improved since 1995, thereby positioning the Company's retail operations to generate increasing earnings and cash flows.

Implementation of the Company's Strategies

   Specific action steps taken beginning in 1995 and continuing into 1998 and 1999 with respect to the implementation of these strategies include (i) the acquisition of the Izod and Gant brands; (ii) the reorganization of the Company's non-dress shirt operations along brand lines versus a wholesale/retail organizational structure; (iii) the complete repositioning of Gant's domestic brand image to match its highly successful European brand image; (iv) the launching of new, focused Van Heusen, Izod and Gant advertising campaigns; (v) the closure of approximately 400 of the Company's worst performing retail locations in a program that by the end of fiscal 1998, after approximately 50 new store openings, will have reduced the retail portfolio from approximately 1,000 locations to approximately 650; (vi) the closure of domestic shirt manufacturing plants and its United States mainland shoe manufacturing plant; (vii) the consolidation of the Company's domestic warehousing and distribution facilities; and (viii) the closure of the Company's sweater manufacturing operations, which were unprofitable, capital intensive and did not match the Company's branded strategy.

   These steps have had the effect of focusing the Company's attention and resources on its core brands and have yielded strong and positive results, with further benefits expected to continue over the next three years. The Company's apparel operations (excluding sweater operations) saw net sales increase 4.9% in fiscal 1997 to $882.0 million, representing 65% of total fiscal 1997 net sales, gross margins improve from 31.3% to 32.9% and operating income increase over 50% to $45.4 million in fiscal 1997 (after incremental advertising expenses of $15.0 million) as compared to fiscal 1996. The Company's net sales of wholesale branded apparel products increased 24% in 1997 to $387.2 million. With $6.0 million of annual savings already realized from the closure of dress shirt manufacturing facilities in 1995 and 1996, the further closures in manufacturing facilities and consolidation of logistical infrastructure announced by the Company in 1997 are expected to result in substantial future cash savings.

   Within the dress shirt sector, as the benefits of brand development and manufacturing reorientation have begun to be realized, estimated market share in the department store channel in which the Company competes has increased to 31% from 26%, with sales increasing by 20% in fiscal 1997 as compared to fiscal 1996, and operating margins and profitability more than doubling. Approximately 60 underperforming Geoffrey Beene sportswear retail outlets have been closed, resulting in significant increases in productivity and sales per square foot in the remaining stores, and eliminating the losses experienced by that business in 1996. Gant's 1997 repositioning in the United States was implemented as the Company opened a new flagship store on Fifth Avenue in Manhattan and increased by 34% the number of in-store shops in department stores carrying the Gant collection, with a further increase of 30% planned by department stores in 1998. Izod's wholesale sales doubled during 1997, with a

32% increase in the number of stores carrying the line. While Van Heusen's retail sales experienced a small decline as poorly performing stores were closed, operating profit increased 23%, reflecting the benefits of the Company's programs.

   The process of implementing the Company's strategic initiatives has not been without disappointment. In the Bass business, fiscal 1997 net sales declined 5% to $439.0 million, as a result of the Company's attempt to reposition its Bass brand to higher price points, which proved overly aggressive. While the higher price position was endorsed by the Company's wholesale customers, the initiatives were not well executed and did not meet with consumer support, resulting in an inventory build up at both the wholesale level and in the Company's own factory outlet retail stores. To protect its franchise and preserve its wholesale customer relationships, the Company took substantial markdowns in its own retail stores and aggressively financed the markdowns required by its wholesale customers to sell this inventory. Line management responsible for the Bass business has been changed, a decision was made to close the United States mainland manufacturing facilities and the brand was returned to its historic positioning targeted in the moderate price range as a family oriented, 'Americana'-associated casual lifestyle brand. The result of these actions was a non-recurring charge to fiscal 1997 earnings of $54.2 million and a decline in footwear and related products operating income (before such charge) of $17.5 million to $15.4 million. While the Company is disappointed at the outcome of the Bass repositioning effort, the Company believes that its current plans for Bass will allow it to return to its historical levels of sales and profitability.

   The implementation of these strategic initiatives has resulted in the Company taking pre-tax charges of $27.0 million in fiscal 1995 and $132.7 million in fiscal 1997, inclusive of the $54.2 million of Bass related charges. The Company believes that these initiatives have positioned it to achieve significant improvements in sales, operating income and cash flow in its apparel businesses and will position it further to compete cost effectively in the future across all of its business sectors. Furthermore, the Company believes that the initiatives favorably position the Company to accelerate its strategy of building pre-eminent global apparel and footwear brands.

Company's Strengths

   The key strengths of the Company are as follows:

   o MARKET LEADERSHIP POSITION. The Company maintains a dominant position in men's dress shirts, a leading position in casual footwear and an increasingly important position in the fragmented men's sportswear market. The Company's strong market shares provide it with significant marketing strength relative to its competitors and attractive selling floor space at its department store customers.

   o HIGH BRAND AWARENESS. The Company's five premier brands -- Van Heusen, Bass, Izod, Gant and Geoffrey Beene -- enjoy national recognition in their respective sectors of the market. Brand recognition is critical in the apparel and footwear industries, where strong brand names help define consumer preferences and drive department store floor space allocation.

   o MARKET SEGMENTATION. The Company markets its five premier brands to different segments of the market, appealing to varied demographic sectors and a broad spectrum of consumers. Accordingly, the diversity of the Company's brands is intended to minimize competition among the brands.

   o STRENGTH AND BREADTH OF CUSTOMERS. The Company markets its products to a broad spectrum of customers, including department stores, as well as directly to the consumer in its factory outlet retail stores. The Company's retail business is intended to serve as a complement to its strong branded positions in the wholesale market. The Company's ten largest wholesale customers, accounting for over 60% of the Company's fiscal 1997 sales to wholesale customers, have each been the Company's customers for more than

   25 years. No single customer accounted for more than 6% of the Company's total sales in any of the last three years.

   o STRONG LOGISTICS. Timely delivery and product quality are among the most important criteria used by retailers to evaluate suppliers. Because of the Company's relatively large size and vertical integration, it has the capacity to contend successfully with the demands of large retailers. The Company's investment in information technology, use of the Company's electronic data interchange system ('EDI'), automated warehousing and distribution operations and global sourcing network facilitate quick response to sales trends and inventory demands, maximizing its inventory flexibility and contributing to its strength in dealing with its large retail customers.

   o WORLDWIDE SOURCING ABILITY. The Company has the capability to source effectively on a world-wide basis as a result of its structure and history in the apparel and footwear industries. The Company employs highly seasoned sourcing specialists for each brand. To support these specialists, the Company maintains a world-wide sourcing network, with offices in various countries, whose responsibilities include technical support, quality control and human rights monitoring. These sourcing specialists provide expertise in sourcing multiple classifications, which results in highly efficient and cost-effective inventory movement. As a result of the Company's sourcing network, the Company has developed strong and stable global relationships over the years.

   o STRONG MANAGEMENT. The Company's management is composed of a loyal team of relatively young and experienced individuals. The average officer of the Company is under 50 and has spent 25 years in the apparel industry, 13 of those years being with the Company. The Company believes that its unique team has the experience and expertise to implement the objectives of the Company.

   The Company was incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881, and, with respect to Bass, a business begun in 1876. The Company's principal executive offices are located at 1290 Avenue of the Americas, New York, New York 10104; its telephone number is
(212) 541-5200.

Business

  Dress Shirts

   The Company's dress shirts currently are marketed principally under the Van Heusen and Geoffrey Beene brands. These two brands are by far the leaders in men's dress shirts in their respective markets, finishing calendar 1997 with a combined market share in the key United States department store sector of 31%, an increase of five percentage points over the prior year. In addition, the Company markets its dress shirts under the Bass and Etienne Aigner brands, as well as providing private label dress shirts. The Company recently entered into a license agreement pursuant to which it will market men's dress shirts under the DKNY brand beginning with the holiday season in 1998, thereby permitting the Company further to leverage its competencies and resources.

   While the dress shirt sector in the United States has undergone considerable change and some contraction over the last several years, the Company believes that the sector has started to demonstrate stability. Over the last three years, the Company has increased both the level of its sales in dollar terms and its overall market share and the Company believes that the core strength of its brands provides it with a strong foundation for future market development.

   In the past year, the Company made considerable progress not only with respect to the increase in estimated market share, which generated a substantial increase in sales, but also with respect to cost and working capital. With the benefits of the first of the Company's manufacturing and logistics rationalization strategies beginning to be felt, profitability in this core area of the Company's business benefited from approximately $6.0 million of achieved cost savings, and gross margins increased 2.7 percentage points to 24.3% and operating profit more than doubled to $19.6 million. In addition, the Company improved its inventory turn significantly in this sector of its business, reflecting a better logistics function and the strength of its underlying product and appeal to the end consumer.

   Van Heusen dress shirts have provided a strong foundation for the Company for most of its 117-year history and now constitute the best-selling men's dress shirt brand in the United States. The Van Heusen dress shirt is marketed at wholesale in the moderate price range to major department stores and men's specialty stores nationwide, including May Co., JC Penney, Mervyns and Federated. Its primary competitors are 'Arrow' and private label shirts.

   The Company markets Geoffrey Beene men's dress shirts under a license agreement with that designer, which is up for renewal in 2001. Geoffrey Beene dress shirts are the best-selling men's designer dress shirts in the United States. In fiscal 1997, Geoffrey Beene garnered the largest market share of all dress shirt brands in the department store channel of distribution. Geoffrey Beene dress shirts are sold in the upper moderate price range to major department stores and men's specialty stores nationwide, including Federated, May Co., Proffits and Mercantile. Geoffrey Beene dress shirts compete with those of other designers, including 'Perry Ellis' and 'Ralph Lauren Polo'.

   Bass dress shirts are marketed at wholesale to major department stores, including Federated, Mercantile and Dayton-Hudson, and are sold in the upper moderate price range. This is a small but successful example of expanding an existing product line. DKNY dress shirts will be sold in the better price range and targeted to younger and more contemporary customers.

   Private label programs offer the retailer the ability to create its own line of exclusive merchandise and give the retailer control over distribution of the product. Private label represents an opportunistic business which leverages the Company's strong design and sourcing expertise. The Company's customers work with the Company's designers to develop shirts in the styles, sizes and cuts which the customers desire to sell in their stores with their particular store names or private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy higher margins and product exclusivity. Private label products, however, do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same breadth of services and in-store sales and promotional support as branded manufacturers. The Company markets at wholesale men's dress shirts under private labels to major national retail chains and department stores, including JC Penney, Sears, May Co., Target and Federated. The Company believes it is one of the largest marketers of private label dress shirts in the United States.

  Sportswear

   Several trends have affected the domestic and global apparel business in recent years, including the increase in casual dress in and away from the workplace. The retail dollar volume for men's casual business attire grew 7.3% annually between 1991 and 1997, and the retail dollar volume of women's casual business attire increased 4.9% annually in the same period, in comparison to the retail dollar volume for total tailored apparel, which grew 2.1% annually. In 1997, 65% of the retail dollars spent on casual and tailored apparel was attributed to casual apparel. The Company has sought to capitalize on this trend and sportswear sales now account for 66% of the Company's apparel segment sales. The Company's sportswear products currently are marketed principally under the Van Heusen, Izod, Izod Club, Gant and Geoffrey Beene brands.

   Van Heusen is the best-selling woven sport shirt brand in the United States. Van Heusen apparel also includes knit sport shirts, sweaters and golf apparel. Like Van Heusen branded dress shirts, Van Heusen branded sport shirts and sweaters are marketed at wholesale in the moderate price range to major department stores and men's specialty stores nationwide, including JC Penney, Mervyns, May Co. and Proffits. The Company believes that the main floor classification business in department stores is becoming increasingly important and that there are few important brands in that category. As a result, the Company believes that the success of Van Heusen dress shirts in department stores where it is part of the stores' classification offerings supports its presence in the department stores' sportswear classification offerings and presents a significant opportunity for further development.

   During 1997, the Company's Van Heusen sport shirt product presentation was improved through new packaging and a modest program to reposition the brand was implemented, all in an effort to improve its share of floor space in better department stores. The Company ascribes the increased sales at wholesale to a combination of retailers' increased focus on the classification sportswear sector and to the success of these programs.

   The product mix targeted for Van Heusen outlet stores is intended to satisfy the key apparel needs of men from dress furnishings to sportswear and of women for sportswear. Van Heusen stores' merchandising strategy is focused on achieving a classic and/or updated traditional look in a range of primarily moderate price points. Target customers represent the broadest spectrum of the American consumer. The Company closed a number of the worst performing Van Heusen retail outlets during fiscal 1997, resulting in a small reduction in sales, but a significant increase in profit margin in its retail operations.

   Izod occupies a major presence in department stores as a main floor lifestyle classification sportswear brand. Izod branded apparel products consist of active inspired men's and women's sportswear, including Izod sweaters (the best-selling men's sweater brand in the United States), knitwear (one of the best-selling basic knit shirts in the United States), slacks, fleecewear and microfiber jackets. These products are marketed in the moderate to upper moderate price range in major department store locations, including May Co., Federated, JC Penney, Mercantile and Belk's.

   The Company continues to upgrade its growing product line from the core of the pique knit shirt and has expanded its wholesale customer base significantly. During fiscal 1997, Izod doubled its wholesale revenues from the previous fiscal year. In spring of 1997, the Company sold its Izod products in more than 1,700 department store locations; by spring 1998, the Company expects to have an Izod presence in approximately 2,300 department store locations. The Company has expanded the Izod brand to include apparel appropriate for the fall and winter seasons, including long-sleeve knit shirts, fleecewear and microfiber jackets.

   The Company's Izod outlet stores market Izod branded men's and women's active-inspired sportswear. Target customers are generally brand loyalists who expect quality and fashion at reasonable prices.

   Izod Club branded golf apparel is marketed to approximately 4,000 golf pro shops and resorts across the United States in the better price range and is ranked as the number one golf brand in that channel of distribution. Products marketed in the Izod Club men's and women's collections include knit shirts, sweaters, bottoms, outerwear, windshirts, headwear and hosiery. Izod Club women's products have been sold at Nordstrom stores since 1997 and since 1998 at Dayton Hudson department stores. Izod Club has developed a professional golf tournament strategy, which was highlighted by its management of the merchandising efforts at the 1997 U.S. Open, USGA Senior's Open, and USGA Women's Open. In addition, four of the top 10 women golf professionals on the LPGA tour wear Izod Club golf apparel, making the Izod Club brand highly visible on the golf course and on televised LPGA events. In 1997, Izod Club was reorganized into Izod and all of Izod Club's operational functions, other than its sales function, were integrated with Izod's operational functions.

   The Gant brand is the Company's only lifestyle collection of men's sportswear that includes woven and knit tops, bottoms and outerwear. For the past decade, Gant has been successfully marketed internationally as an upscale brand (competing head-to-head with 'Polo') through a license to the Company's affiliate, Pyramid Sportswear. Gant's international sales have experienced significant growth annually for the last decade and the international business has developed the critical mass to serve as a fully developed stable business. It is now the largest collection brand in several countries in Europe, and is second only to 'Polo' in most of the other European countries. Gant products are sold in 35 countries throughout Europe, Canada, the Middle East and Asia, including in over 50 Gant retail stores, with 13 additional stores scheduled to be opened in Europe in 1998. The Company receives a royalty on the sales of Gant products by Pyramid Sportswear, and also owns 25% of Pyramid Sportswear with an option to purchase the balance beginning in 2000.

   Commencing in 1997, as a part of the Company's ongoing strategy to build its brands, the Company undertook a series of measures to reposition the Gant brand in the United States as a pre-eminent global sportswear collection. The repositioning of the Gant brand in the United States has encompassed new, expanded and upgraded products and the consolidation of the worldwide design and sourcing functions -- all focused on promoting consistency of product and quality throughout the world. It is a major step forward in creating one image for this global brand. Enhancing this image is the Gant flagship store on Fifth Avenue in New York City which opened on November 20, 1997. Serving as a showcase of Gant products for retail customers and building brand recognition among consumers, the store carries a wide range of Gant brand products at higher quality and better price points. Part of this repositioning has been an increased effort to encourage wholesale customers to present the Gant collection in separate in-store shops. The number of Gant in-store shops more than doubled from 156 in 1995 to 441 in 1997. In 1998, Gant will be offered as a collection in selected Federated stores, including Macy's East and West.

   The Company's limited number of Gant outlet stores offer fine quality knit and woven shirts, sweaters, pants, shorts, outerwear and accessories for men. The Gant line incorporates several sportswear 'lifestyles'. Included are spectator-active and sportswear products, all of which maintain detailed construction and high quality fabrics.

   The Company's Geoffrey Beene stores offer dress and sport shirts, neckwear, furnishings, outerwear, bottoms and sportswear. Through their product mix, the Geoffrey Beene stores seek to meet the full needs of men's wardrobes (excluding suits) from dress furnishings to sportswear. The merchandising strategy is focused on an upscale, fashion forward consumer who is prepared to purchase apparel in the upper moderate price range. Most Geoffrey Beene stores also offer a full line of women's casual apparel bearing the Geoffrey Beene name, which accounts for more than one-third of the Company's Geoffrey Beene outlet business. The Company offers Geoffrey Beene products in its stores under license agreements which expire in 1999. The Company is negotiating for a renewal of these agreements.

   Geoffrey Beene products are styled to be more fashion-forward than the Company's Van Heusen brand, and the Geoffrey Beene brand name recognition is more geographically focused, versus the broader based familiarity with the Van Heusen, Bass or Izod labels. In recognition of this, the Company has closed a significant number of its Geoffrey Beene retail outlets in parts of the country where brand recognition was not strong, which has resulted in a substantial improvement in store productivity and inventory turn and a significant increase in profitability.

   The Company's extensive resources in both product development and sourcing have permitted it to market successfully private label sport shirts to major retailers, including K-Mart, Wal-Mart, Target, Sears, JC Penney and Lord & Taylor. Private label golf apparel is marketed to traditional department and specialty stores, national retail chains and catalog merchants. The Company also markets private label shirts to companies in service industries, including major airlines and food chains. The Company believes it is one of the largest marketers of private label sport shirts in the United States.

Footwear and Related Products

   The Company manufactures, procures for sale and markets a broad line of traditional men's, women's and children's casual shoes and related products under the Bass brand in the moderate price range. The Bass brand has a very strong heritage since its formation in 1876 and has been an icon to a wide spectrum of consumers. A number of Bass' trademarks are highly recognized, the most important ones being Weejun and Sunjun. Bass is the leading brand of men's, women's and children's casual shoes at the moderate price range in the United States. Based on the number of pairs sold, Bass branded footwear has a 3.4% share of the upper moderate casual shoe market.

   The Company launched an aggressive repositioning program at Bass during fiscal 1997 intended to capitalize on its broad name recognition and reputation. Based on extensive market research and encouragement from its wholesale customers, the Company implemented significant price increases without, however, the depth of prior marketing and brand image support that such a program requires. The repositioning was not well-executed and did not meet with consumer support. This misstep in execution resulted in a significant build up in inventory at both the wholesale customer and Company-owned retail store levels, as the end-consumer resisted the price changes. The Company elected to correct this inventory build up as expeditiously as possible through inventory markdowns and allowances to wholesale customers, and to restore Bass to its historical price point and image. While the Company continues to believe that the Bass brand is capable of sustaining higher end product pricing and a more upmarket image, the experience in fiscal 1997 has resulted in the determination to undertake any such repositioning in a very gradual and incremental fashion. The Company does not believe that the underlying brand equity built up over 120 years has been weakened.

   Bass' traditional wholesale customers are major department stores and specialty shoe stores throughout the United States, including Federated, May Co., Dillard's, Belk's and Nordstrom. In 1992, Bass began marketing its footwear internationally and is now selling limited amounts of footwear to retailers in Europe, Canada, South America, the Middle East, Africa and Asia.

   Bass' merchandising strategy is focused on achieving an American classic look that emphasizes the Bass style -- the classic and traditional designs Bass has marketed for more than a century -- representing the 'Bass Lifestyle'. All footwear is designed in-house, regardless of source, to maintain tight control of the styling and quality offered by the brand.

   The Company's Bass factory outlet retail stores typically carry an assortment of Bass shoes and accessories for men, women and children, in the moderate price range, as well as complementary products not sold to wholesale customers. Bass sportswear apparel for men, women and children is marketed in approximately 70% of the Company's Bass stores.

Competition

   The apparel industry is highly competitive due to its fashion orientation, its mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. The Company's apparel wholesale divisions experience competition in branded, designer and private label products. Some of the larger dress shirt competitors include: Bidermann Industries ('Arrow' brand); Salant Corporation ('Perry Ellis' and 'John Henry' brands); Smart Shirt (private label shirt division of Kellwood); Capital Mercury (private label shirts); and Oxford Industries (private label shirts). The dominance of the Company's dress shirts has increased, in part attributable to the decrease in sales of the 'Arrow' brand of Bidermann Industries. The Geoffrey Beene brand has increased its lead in sales over other dress shirt brands, augmenting its dominance in department stores. Some of the larger sportswear competitors include: Warnaco ('Chaps' brand); Nautica

Enterprises ('Nautica' brand); Polo/Ralph Lauren L.P. ('Polo' brand); Ashworth and Tommy Hilfiger.

   The shoe industry is characterized by fragmented competition. Consequently, retailers and consumers have a wide variety of choices regarding brands, style and price. However, over the years, Bass has maintained its important position in the traditional casual footwear market, and few of its competitors have the significant brand recognition of Bass. The Company's primary competitors include Dexter, Rockport, Eastland, Sperry and Sebago. The Company believes, however, that it manufactures a more extensive line of footwear for both genders and children and in a broader price range than any of its competitors.


   Based on the variety of the apparel and footwear marketed by the Company, the various channels of distribution it has developed, its logistics and sourcing expertise, and the strength of the Company's brands, the Company believes it is particularly well-positioned to compete in the apparel and footwear industries.

Merchandise Design and Product Procurement

   Each brand employs its own designers, product line builders and separate merchandise product development groups, creating a structure that focuses on the brand's special qualities and identity. These designers, product line builders and merchants consider consumer taste, fashion trends and the economic environment when creating a product plan for a particular season for their brand. Each brand also employs sourcing specialists who focus on the manufacturing and sourcing needs of the particular brand. In addition, the Company operates a world-wide network providing technical support and quality control to those sourcing specialists. The apparel and footwear merchandise manufactured by the Company, as well as the vast majority of its sourced products, are planned, designed and sourced through the efforts of its various merchandise/product development and sourcing groups.

   The process from initial design to finished product varies greatly, but generally spans nine to 12 months prior to each selling season. Apparel and footwear product lines are developed primarily for two major selling seasons, spring and fall. However, certain of the Company's product lines require more frequent introductions of new merchandise. Raw materials and production commitments are generally made four to 12 months prior to production and quantities are finalized at that time. In addition, sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made both to increase or reduce availability. The Company's substantial efforts in the area of quick response to sales trends (through the expanded use of EDI) enhance its inventory flexibility and reduce production overruns. EDI provides a computer link between the Company and its wholesale customers that enables both the customer and the Company to track sales, inventory and shipments; currently 65% of the Company's total invoices are handled using EDI. Use of the system also reduces the amount of time it takes a customer to determine its inventory needs and order replenishment merchandise and for the Company to respond to the customer's order.

   Dress shirts are manufactured in the Company's domestic apparel manufacturing facilities in Alabama and Arkansas as well as in Costa Rica, Guatemala and Honduras. However, most of the Company's dress shirts and substantially all of its sportswear are sourced and manufactured to the Company's specifications by independent manufacturers in the Far East, Middle East and Caribbean areas who meet its quality and cost requirements. Footwear is manufactured in the Company's factories located in Puerto Rico and the Dominican Republic. However, approximately 80% of the Company's footwear is sourced to independent manufacturers which meet its quality and cost requirements, principally located in Brazil and the Far East.

   The Company's foreign offices, located principally in Hong Kong, Taiwan, the Philippines, Singapore and throughout Central America, enable the Company to monitor the quality of the goods manufactured by, and the delivery performance of, its suppliers. The Company continually seeks additional suppliers throughout the world for its sourcing needs and places its orders in a manner designed to limit the risk that a disruption of production at any one facility could cause a serious inventory problem. The Company has not experienced significant production delays or difficulties in importing goods. However, from time to time the Company has incurred added costs by shipping goods by air freight in order to meet certain delivery commitments to its customers. The Company's purchases from its suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company believes that it is the largest customer of many of its manufacturing suppliers and that its long-standing relationships with its suppliers provide the Company with a competitive advantage over its competitors. No single supplier is critical to the Company's production needs, and the Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement production capacity.

   The Company purchases raw materials, including shirting fabric, buttons, thread, labels, yarn, piece goods and leather, from domestic and foreign sources based on quality, pricing and availability (including quotas and duties). The Company believes it is one of the largest procurers of shirting fabric worldwide and purchases the majority of its shirting fabric from overseas manufacturers, due, principally, to decreased domestic production. The Company monitors factors affecting textile production and imports and remains flexible in order to exploit advantages in obtaining materials from different suppliers and different geographic regions. Rawhide leather for Bass footwear is procured mainly from domestic suppliers. Bass monitors the leather market and makes purchases on the spot market or through blanket contracts with suppliers as price trends dictate. No single supplier of raw materials is critical to the Company's production needs and the Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement raw materials.

Advertising and Promotion

   The Company has used national advertising to communicate the Company's marketing message since the 1920s. In recent years, the Company focused on cooperative advertising, through which the Company and individual retailers combine their efforts and share the cost of store radio, television and newspaper advertisements and in-store advertising and promotional events featuring the Company's branded products. While the Company believes that this effort has helped create strong brand awareness and a high recognition factor among American consumers, as well as contributed to the overall success of the Company, in fiscal 1997 the Company increased its media marketing activities in an aggressive fashion by also communicating its brand position directly to the American consumer. The Company's advertising expenses increased by $18.4 million to $37.8 million.

   The Company advertises primarily in national print media, including fashion, entertainment/human interest, business, men's, women's and sports magazines. The Company continues its efforts in cooperative advertising, as it believes that brand awareness and in-store positioning is further supplemented by the Company's continuation of such a program.

   In the Company's retail sector, the Company relies upon local outlet mall developers to promote traffic for their centers. Outlet center developers employ multiple formats, including signage (highway billboards, off-highway directional signs, on-site signage and on-site information centers), print advertising (brochures, newspapers and travel magazines), direct marketing (to tour bus companies and travel agents), radio and television, and special promotions.

Trademarks

   The Company has the exclusive right to use the Izod and Gant names in most countries, the Van Heusen name in North, Central and South America as well as the Philippines, and the exclusive worldwide right to use the Bass name for footwear. The Company has registered or applied for registration of numerous other trademarks for use on a variety of items of apparel and footwear and related products and owns many foreign trademark registrations. It presently has pending a number of applications for additional trademark registrations. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

Licensing

   The Company has various agreements under which it licenses the use of its brand names. The Company is licensing the Van Heusen name for apparel products in Canada and in most of the South and Central American countries. In the United States, the Company currently licenses the use of the Van Heusen name for various products that it does not manufacture or source, including boy's apparel, sleepwear, eyeglasses, neckwear and other accessories and is exploring the possibility of licensing the name for use on other products. The Company licenses the use of the Gant name for a complete range of sportswear and footwear in Europe, Australia, New Zealand and the Far East. (During 1995, the Company acquired 25% of the Gant licensee, Pyramid Sportswear, and has an option to purchase the remaining 75% beginning in the year 2000.) The Company also licenses the use of the Gant name for dress furnishings in the United States. The Company licenses the use of the Izod name for infants, toddlers and children's clothing, as well as 'big and tall' apparel, in the United States, and for men's and women's sportswear in Canada.

   The Company plans to continue expanding its worldwide marketing efforts, utilizing licenses and other techniques for all its brands, especially under the Izod and Gant trademarks. A substantial portion of sales by its domestic licensing partners are made to the Company's largest customers. While the Company has significant control over its licensing partners' products and advertising, it relies on its licensing partners for, among other things, operational and financial control over their businesses. In addition, failure by the Company to maintain its existing licensing alliances could adversely affect the Company's financial condition and results of operations. Although the Company believes in most circumstances it could replace existing licensing partners if necessary, its inability to do so for any period of time could adversely affect the Company's revenues both directly from reduced licensing revenue received and indirectly from reduced sales of the Company's other products. To the extent the equity and awareness of each of the Company's brands grows, the Company expects to gain even greater opportunities to build on its licensing efforts.

Tariffs and Import Restrictions

   A substantial portion of the Company's products is manufactured by contractors located outside the United States. These products are imported and are subject to United States Customs laws, which impose tariffs as well as import quota restrictions established by the United States government. However, a significant portion of the Company's apparel products is imported from its Caribbean Basin manufacturing facilities and is therefore eligible for certain duty-advantaged programs commonly known as '807 Programs'. While importation of goods from certain countries from which the Company obtains goods may be subject to embargo by United States Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas and can, in most cases, shift production to contractors located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on the Company's business.

Employees

   As of February 1, 1998, the Company employed approximately 8,450 persons on a full-time basis and approximately 3,400 persons on a part-time basis. Approximately 5% of the Company's 11,850 employees are represented for the purpose of collective bargaining by three different unions. Additional persons, some represented by these three unions, are employed from time to time based upon the Company's manufacturing schedules and retailing seasonal needs. The Company believes that its relations with its employees are satisfactory. As a result of the restructuring and reorganization of the Company's operations over the past three years, the number of the Company's employees will have been reduced by approximately 3,400 persons.

Item 2.  Properties

   The Company maintains its principal executive offices at 1290 Avenue of the Americas, New York, New York, occupying approximately 80,000 square feet under a sub-lease which expires on December 30, 1998. The Company also maintains administrative offices at 404 Fifth Avenue, New York, New York, where the Company occupies approximately 38,000 square feet under leases which expire on December 31, 1998; in Bridgewater, New Jersey, where the Company occupies a building of approximately 153,000 square feet under a lease which expires on July 30, 2007; and in Portland, Maine, where the Company occupies a building of approximately 95,000 square feet under a lease which expires on October 1, 2008. The Company expects to move prior to the end of 1998 in order to consolidate its offices now located at 1290 Avenue of the Americas and 404 Fifth Avenue, New York, New York. The following tables summarize the other manufacturing facilities, warehouses and distribution centers, administrative offices and retail stores of the Company as of February 1, 1998:

                                    Apparel

                                                            Square Feet of
                                                         Floor Space (000's)

                                                        Owned  Leased  Total

Manufacturing Facilities . . . . . . . . . . . . . .      239    127     366
Warehouses and Distribution Centers. . . . . . . . .    1,770    146   1,916
Administrative . . . . . . . . . . . . . . . . . . .       16    311     327
Retail Stores. . . . . . . . . . . . . . . . . . . .        6  1,759   1,765

                                                        2,031  2,343   4,374

                         Footwear and Related Products

                                                        Owned  Leased  Total

Manufacturing Facilities . . . . . . . . . . . . . .      274    151     425
Warehouses and Distribution Centers. . . . . . . . .      209     57     266
Administrative . . . . . . . . . . . . . . . . . . .       20    115     135
Retail Stores. . . . . . . . . . . . . . . . . . . .        8  1,381   1,389

                                                          511  1,704   2,215

   Information with respect to minimum annual rental commitments under leases in which the Company is a lessee is included in the note entitled "Leases" in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3.  Legal Proceedings

   The Company is a party to certain litigation which, in the Company's judgment based in part on the opinion of legal counsel, will not have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Executive Officers of the Registrant

   The following table sets forth certain information concerning the Company's Executive Officers:

   Name                                      Position                    Age

Bruce J. Klatsky       Chairman and Chief Executive Officer;
                         Director                                         49
Mark Weber             President and Chief Operating Officer;
                         Director                                         49
Irwin W. Winter        Executive Vice President and Chief Financial
                         Officer; Director                                64
Allen E. Sirkin        Vice Chairman                                      55
Michael J. Blitzer     Senior Vice President                              48
Emanuel Chirico        Vice President and Controller                      40


   Mr. Bruce J. Klatsky has been employed by the Company in various capacities over the last 26 years, and was President of the Company from 1987 to March 1998. Mr. Klatsky has served as a director of the Company since 1985 and was named Chief Executive Officer in June of 1993 and Chairman of the Board of Directors in June of 1994.

   Mr. Mark Weber has been employed by the Company in various capacities over the last 26 years, had been a Vice President of the Company since 1988, was Vice Chairman of the Company since 1995 and was named President and Chief Operating Office in 1998.

   Mr. Irwin W. Winter joined the Company in 1987 as Vice President, Finance and Chief Financial Officer, and has over 30 years of experience in the apparel industry.

   Mr. Allen E. Sirkin has been employed by the Company since 1985. He served as Chairman of the Company's Apparel Group since 1990 and was named Vice Chairman of the Company in 1995.

   Mr. Michael J. Blitzer has been employed by the Company since 1980. In 1995, Mr. Blitzer was named Senior Vice President. For the previous five years, Mr. Blitzer served as President of the Company's Van Heusen retail operations.

   Mr. Emanuel Chirico has been employed by the Company as Vice President and Controller since 1993. Prior to that, Mr. Chirico was a partner with the accounting firm of Ernst and Young LLP.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

   Information with respect to the market for the Company's common stock and related security holder matters appears under the heading "Selected Quarterly Financial Data" on page F-19. As of April 1, 1998, there were 1,540 stockholders of record of the Company's common stock.

Item 6.  Selected Financial Data

   Selected Financial Data appears under the heading "Ten Year Financial Summary" on pages F-21 and F-22.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Company manages and analyzes its operating results by two vertically integrated business segments: (i) apparel and (ii) footwear and related products. As described more fully in the "Non-Recurring Charges" section of this review, the results of operations for 1997 and 1995 include pre-tax non-recurring charges of $132.7 million and $27 million, respectively.

The following adjusted statements of operations and segment data segregate the non-recurring charges from the Company's ongoing operations, and the review which follows discusses the Company's results of operations before the non-recurring charges.


                           Adjusted Statements of Operations

(In thousands)                               1997         1996         1995

Net Sales                                 $1,350,007   $1,359,593   $1,464,128
Cost of goods sold                           937,965      910,517      987,921
Non-recurring charges                        (46,000)

Gross profit before non-recurring charges    458,042      449,076      476,207

SG&A expenses and non-recurring charges      499,195      401,338      455,634
Non-recurring charges                        (86,700)                  (27,000)

SG&A expenses before non-recurring charges   412,495      401,338      428,634

Income before interest, taxes and
  non-recurring charges                       45,547       47,738       47,573
Interest expense, net                         20,672       23,164       23,199

Income before taxes and non-recurring
  charges                                     24,875       24,574       24,374
Income tax expense                             5,954        6,044        7,064

Income from ongoing operations before
  non-recurring charges                       18,921       18,530       17,310
Non-recurring charges, net of tax benefit    (85,500)                  (17,016)

Net income (loss)                         $  (66,579)  $   18,530   $      294

                             Adjusted Segment Data

(In thousands)                               1997         1996         1995

Net sales-Apparel                         $  911,047   $  897,370   $1,006,701
Net sales-Footwear and Related Products      438,960      462,223      457,427

Total net sales                           $1,350,007   $1,359,593   $1,464,128

Operating income-Apparel                  $   45,416   $   30,021   $   37,432
Operating income-Footwear and
  Related Products                            15,382       32,888       23,026

Total operating income                        60,798       62,909       60,458
Corporate expenses                           (15,251)     (15,171)     (12,885)

Income-before interest, taxes and
  non-recurring charges                   $   45,547   $   47,738   $   47,573


Apparel

   Net sales of the Company's apparel segment were $911.0 million in 1997 compared with $897.4 million in 1996 and $1,006.7 million in 1995. In both 1997 and 1996, sales growth was limited by the planned closing of retail outlet stores and the contraction of the private label business, including the closing in 1997 of the Company's sweater manufacturing operations. The Company's sales of wholesale branded products increased 24% and 3% in 1997 and 1996, respectively, to $387.2 million in 1997 from $311.9 million in 1996 and $303.2 million in 1995. The major areas of growth in 1997 were Van Heusen and Geoffrey Beene dress shirts, as well as Izod sportswear.

   Gross margin increased to 32.9% in 1997 from 31.3% in 1996 and 31.4% in 1995. All divisions had gross margin improvements with the exception of Izod Club, which experienced a particularly difficult competitive environment. Strong inroads by high-visibility men's department store brands into the 'green grass' channel of distribution serviced by Izod Club caused price pressures which, in turn, led to price promotions and a reduced gross margin. The Company believes that the consolidation during 1997 of Izod Club into the various functional departments of Izod should result in significant cost reductions, as well as provide major improvements in product and product distribution.

Two factors were key to the improvement in gross margin:

1. The closing of underperforming retail outlet stores and the contraction of the less profitable private label business.

2. Improvement, across the board, in product and presentation in all of the Company's brands.

   The Company believes these factors should continue in 1998 as the Company's brands continue to improve their positioning in department store accounts and as the Company's marketing efforts continue to increase consumer awareness of the considerable attributes that each of the Company's brands offers.

   Selling, general and administrative expenses were 27.9% of net sales in 1997 and 1996 compared with 27.7% in 1995. While overall expense levels have remained flat, there has been a significant shift in the mix of these expenditures to marketing and advertising from more general logistical areas. Included in 1997 were incremental advertising expenses of $15.0 million.

   Operating income increased 51.3% in 1997 to $45.4 million compared with $30.0 million in 1996 and $37.4 million in 1995. The Company believes that its wholesale sales gains, gross margin improvement, operating efficiency and marketing investment are all very positive indications of the impact of the Company's strategic initiatives.

Footwear and Related Products

   The process of implementing the Company's strategic initiatives has not been without disappointment. In the footwear and related products segment, fiscal 1997 net sales declined 5.0% to $439.0 million compared with $462.2 million in 1996 and $457.4 million in 1995. A closing of retail outlet stores was a factor in the reduction of overall Bass sales in 1997. However, the larger negative factor in 1997 was the disappointing results of the Company's attempt to reposition its Bass brand to higher price points. While the higher price position was endorsed by the Company's wholesale customers, the initiatives were not well executed and did not meet with consumer support, resulting in an inventory build up at both the wholesale level and in the Company's own factory outlet retail stores. To protect its franchise and preserve its wholesale customer relationships, the Company took substantial markdowns in its own retail stores and aggressively financed the markdowns required by its wholesale customers to sell this inventory. Line management responsible for the Bass business has been changed, a decision was made to close the United States mainland footwear manufacturing facilities and the brand was returned to its historic positioning targeted in the moderate price range as a family oriented, 'Americana'-associated, casual lifestyle brand. The result of these actions was a non-recurring charge to fiscal 1997 earnings of $54.2 million and a decline in footwear and related products operating income (before such charge) of $17.5 million to $15.4 million. Operating income in 1995 was $23.0 million.

   Gross margin in 1997 was 36.0% compared with 36.3% in 1996 and 34.9% in 1995. As in all of the Company's branded businesses, the footwear and related products segment represents a combination of wholesale and retail businesses. The sales problems described above caused gross margin reductions across the board as markdown allowances to wholesale customers took place contemporaneously with markdowns taken at the Company's retail outlet stores. However, the much sharper declines in the Company's wholesale sector created a greater weighting to the Company's higher margin retail sector and this shift offset most of the overall percentage decline. The Company believes that the repositioning of the Bass brand should enable both the mix of business and their respective gross margins to return to more normal levels.

   Selling, general and administrative expenses were 32.5% of net sales in 1997 compared with 29.2% in 1996 and 29.9% in 1995. The increase in 1997 was caused principally by increased national advertising as well as a ramping up of design and selling costs to support the upgrading of product and product presentation which was a part of the Bass repositioning.

   The Bass misstep is by far the biggest disappointment that the Company has had in executing its brand strategy. However much it negatively impacted the Company's results of operations in 1997, and is expected to dampen 1998, the Company believes its impact should be substantially behind the Company by the fall 1998 season. In the process, the Company has strengthened the Bass management team and has substantially redirected the sourcing of Bass product. The Company believes it can lower its costs considerably and build on Bass' historically strong record of profitability.

Non-Recurring Charges

   The Company recorded pre-tax non-recurring charges of $132.7 million ($85.5 million after tax) in 1997 related to a series of actions the Company has taken towards:

   o Exiting all United States mainland footwear manufacturing with the closing of its Wilton, Maine footwear manufacturing facility;

   o Exiting the sweater manufacturing business with the sale and liquidation of its Puerto Rico sweater operations;

   o Consolidating and contracting plant and warehouse and distribution facilities as well as restructuring other logistical and administrative areas in order to reduce product costs and operating expenses and improve efficiencies;

   o Repositioning the Gant brand in the United States to be consistent with its highly successful positioning in Europe;

   o Closing an additional 150 underperforming retail outlet stores; and

   o Modifying a repositioning of Bass, including the liquidation of a resulting excess inventory.

   The Company believes that these initiatives will enable the Company to significantly reduce future operating expenses and product costs. It is expected that the actions which gave rise to the 1997 charge will result in aggregate cost savings of over $40 million in the period 1998 to 2000, and will exceed $20 million annually by 2000.

   The Company had recorded a pre-tax non-recurring charge of $27.0 million ($17.0 million after tax) in 1995 to provide for the closing of some 300 retail outlet stores, the closing of three domestic shirt manufacturing facilities and a reorganization of the Company's management structure.

Corporate Expenses

   Corporate expenses were $15.3 million in 1997 compared with $15.2 million in 1996 and $12.9 million in 1995. The increase in 1996 compared with 1995 was attributable to an increase in spending relating to information technology.

Interest Expense

   Interest expense was $20.7 million in 1997 compared with $23.2 million in both 1996 and 1995. A strong cash flow in 1996 reduced overall debt levels early in 1997 and was the principal reason for the reduction in interest expense in 1997. The 1997 restructuring activities, described above, will result in a cash outflow that will likely increase interest expense in 1998. These activities should become cash positive in 1999 with a resulting interest expense reduction.

Income Taxes

   Excluding the non-recurring charges, the income tax expense rate was 23.9% in 1997, 24.6% in 1996 and 29.0% in 1995. The Company's effective tax rate is lower than statutory rates due to tax exempt income from operations in Puerto Rico, as well as other permanent differences between book income and taxable income.

Liquidity and Capital Resources

The following table shows key cash flow elements over the last three years:

                                                                         1997        1996        1995
                                                                               (In thousands)
OPERATING ACTIVITIES
 Income from operations before non-recurring charges adjusted
   for non-cash items. . . . . . . . . . . . . . . . . . . . . . .     $  42,021    $  55,282   $  67,328
 Change in working capital.. . . . . . . . . . . . . . . . . . . .       (16,275)      54,104     (35,344)

 Cash flow before non-recurring charges. . . . . . . . . . . . . .        25,746      109,386      31,984
 Non-recurring charges -- cash impact. . . . . . . . . . . . . . .       (34,100)      (7,510)     (6,490)
 Working capital acquired(1).. . . . . . . . . . . . . . . . . . .          --            --      (56,282)

                                                                          (8,354)     101,876     (30,788)

INVESTMENT ACTIVITIES
 Acquisition of Izod and Gant. . . . . . . . . . . . . . . . . . .          --            --     (114,503)
 Investment in Pyramid Sportswear. . . . . . . . . . . . . . . . .          --            --       (6,950)
 Capital spending. . . . . . . . . . . . . . . . . . . . . . . . .       (17,923)     (22,578)    (39,773)
 Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .           360          143        --

                                                                         (17,563)     (22,435)   (161,226)

FINANCING ACTIVITIES
 Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . .        (4,065)      (4,050)     (4,007)
 Exercise of stock options.. . . . . . . . . . . . . . . . . . . .           791          386       1,745

                                                                          (3,274)      (3,664)     (2,262)

 Increase (decrease) in cash before net change in debt. . . . . . .    $ (29,191)   $  75,777   $(194,276)

(1) Represents working capital related to the acquisition of the Izod and Gant businesses.

   As noted in the table above, the Company's cash flow before non-recurring charges was positive in each of the three fiscal years ended February 1, 1998. The cash impact in 1997 of the initiatives covered by the Company's restructuring charges totaled $34.1 million. The principal areas of outflow related to the repositioning of Gant and costs associated with the inventory correction at Bass.

   Capital spending in 1997 was $17.9 million compared with $22.6 million in 1996 and $39.8 million in 1995. The reduced level of spending in the latest two years reflects the completion in 1995 of several large capital spending projects, including the Company's new distribution center in North Carolina. In 1998, upon the expiration of the lease at the Company's New York headquarters, the Company anticipates consolidating all of its New York office space into one location. Capital expenditures related to that move are anticipated to be approximately $15 million. Capital expenditures, in total, for 1998 are planned at approximately $40 million. Beyond that, the Company anticipates returning to the lower level of capital expenditures of the past two years.

   Total debt as a percentage of total capital was 53.0% at the end of fiscal 1997 compared with 43.1% at the end of fiscal 1996 and 52.3% at the end of fiscal 1995.

   In fiscal 1998, the Company anticipates additional cash outflows of approximately $47 million to substantially complete the restructuring programs provided for in 1997. Most of that amount should be funded by cash flow from operations as well as certain of the cash flow benefits stemming from these restructuring moves, particularly the closing of retail stores and the exiting from the capital-intensive sweater manufacturing business. Beyond that, the Company anticipates that the cash flow benefits from the balance of restructuring together with cash flow from operations should allow it to begin to realize an overall positive cash flow in its individual business units and in the Company as a whole.

   Primarily as a result of the non-recurring charge to earnings recorded in the fourth quarter of 1997, the Company negotiated amendments to certain covenant levels through the second quarter of fiscal 1998 under the Company's Senior Notes Due 1999-2002 and its Existing Credit Agreement pending issuance of the Notes and the entering into of the New Credit Facility. As a result, under generally accepted accounting principles, such debt is required to be classified as short-term debt in the Company's financial statements. The Senior Notes Due 1999-2002 and the Existing Credit Facility are intended to be repaid from the proceeds of this offering and borrowings under the New Credit Facility. The Notes and substantially all of the indebtedness evidenced by the New Credit Facility will be classified as long-term debt.

   The Company believes that these refinancings should provide a secure financial base and allow the Company to fully focus its attention on the execution of its strategic business plan.

Year 2000

   Until recently computer programs were written using two digits rather than four to define the applicable year. Thus such programs were unable to properly distinguish between the year 1900 and the year 2000. In October 1996, the Company initiated a comprehensive Year 2000 Project to address this issue. The Company determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company has also initiated discussions with its significant suppliers and large customers to determine the status of their compliance programs.

   The Company is utilizing both internal and external resources to remediate, or replace, and test the software for year 2000 modifications. The Company anticipates completing the Year 2000 Project by June 30, 1999. The total cost of the Year 2000 Project is estimated at a range of $20-$24 million and is being funded through operating cash flows. Of the total project cost, approximately $3 million is attributable to the purchase of new software which will be capitalized, with the remaining cost expensed as incurred.

   The cost of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of resources, third party modification plans and other factors. The Company presently believes that the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, or the systems of other companies on which the Company's systems and operations rely are not converted on a timely basis, the year 2000 issue could have a material adverse impact on the Company's operations.

Seasonality

   The Company's business is seasonal, with higher sales and income during its third and fourth quarters, which coincide with the Company's two peak retail selling seasons: the first running from the start of the back-to-school and fall selling seasons beginning in August and continuing through September, and the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

   Also contributing to the strength of the third quarter is the high volume of fall shipments to wholesale customers which are generally more profitable than spring shipments. The slower spring selling season at wholesale combines with retail seasonality to make the first quarter particularly weak.

Item 8.  Financial Statements and Supplementary Data

   See page F-1 for a listing of the consolidated financial statements and supplementary data included in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 18, 1998.

Item 11.  Executive Compensation

   Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 18, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Information with respect to the Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 18, 1998.

Item 13.  Certain Relationships and Related Transactions

   Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 18, 1998.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) See page F-1 for a listing of the consolidated financial statements included in Item 8 of this report.

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

    4.13 Seventh Amendment, dated as of January 30, 1998, to the Credit Agreement dated as of December 16, 1993.

    4.14 Note Agreement, dated October 1, 1992, among PVH, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Unum Life Insurance Company of America, Nationwide Life Insurance Company, Employers Life Insurance Company of Wausau and Lutheran Brotherhood (incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

    4.15 First Amendment Agreement, dated as of June 24, 1996, to the Note Agreement, dated as of October 1, 1992 (incorporated by reference to Exhibit 4.14 to the Company's report on Form 10-Q for the period ended July 28, 1996).

    4.16 Second Amendment Agreement, dated as of July 15, 1997, to the Note Agreement, dated as of October 1, 1992 (incorporated by reference to Exhibit 4.15 to the Company's report on Form 10-Q for the period ending August 3, 1997).

    4.17 Third Amendment Agreement, dated as of February 1, 1998, to the Note Agreement, dated as of October 1, 1992.

    4.18 Indenture, dated as of November 1, 1993, between PVH and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

   *10.1 1987 Stock Option Plan, including all amendments through April 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended May 4, 1997).

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

   *10.4 Amendment to 1973 Employees' Stock Option Plan, effective as of April 29, 1997 (incorporated by reference to Exhibit 10.12 to the Company's report on Form 10-Q for the period ended May 4, 1997).

   *10.5 Phillips-Van Heusen Corporation Special Severance Benefit Plan, as amended as of April 16, 1996 (incorporated by reference to Exhibit
           10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

   *10.6 Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 16, 1987).

   *10.7 Phillips-Van Heusen Corporation Amendment to Capital Accumulation Plan (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
           1987).

   *10.8 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
           1988).

   *10.9 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10.8 to the Company's report on Form 10-Q for the period ending October 29, 1995).

   *10.10 Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to Bruce J. Klatsky (incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-Q for the period ended May 4, 1997).

   *10.11 Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan, dated January 1, 1991, as amended and restated on June 2, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

   *10.12 Phillips-Van Heusen Corporation Supplemental Savings Plan, effective as of January 1, 1991 and amended and restated as of April 29, 1997 (incorporated by reference to Exhibit 10.10 to the Company's report on Form 10-Q for the period ended May 4, 1997).

   *10.13 Non-Incentive Stock Option Agreement, dated as of December 3, 1993, between the Company and Bruce J. Klatsky (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

   *10.14 Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997 (incorporated by reference to Exhibit 10.14 to the Company's report on Form 10-Q for the period ending August 3,
           1997).

   *10.15 Phillips-Van Heusen Corporation Senior Management Bonus Program for fiscal year 1997 (incorporated by reference to Exhibit 10.15 to the Company's report on Form 10-Q for the period ending November 2,
           1997).

    21.    Subsidiaries of the Company.

    23.    Consent of Independent Auditors.

    27.    Financial Data Schedule

(b) Reports filed on Form 8-K filed during the fourth quarter of 1997:

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

                             PHILLIPS-VAN HEUSEN CORPORATION


                             By:         Bruce J. Klatsky
                                           Bruce J. Klatsky
                                  Chairman, Chief Executive
                                     Officer and Director

                             Date:  April 10, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                         Date

  Bruce J. Klatsky       Chairman, Chief Executive             April 10, 1998
     Bruce J. Klatsky     Officer and Director (Principal
                          Executive Officer)

      Mark Weber         President, Chief Operating            April 14, 1998
        Mark Weber        Officer and Director

   Irwin W. Winter       Executive Vice President and          April 14, 1998
      Irwin W. Winter      Chief Financial Officer

   Emanuel Chirico       Vice President and Controller         April 14, 1998
     Emanuel Chirico       (Principal Accounting Officer)

   Edward H. Cohen       Director                              April 10, 1998
      Edward H. Cohen

  Joseph B. Fuller       Director                              April 14, 1998
      Joseph B. Fuller

  Joel H. Goldberg       Director                              April 13, 1998
      Joel H. Goldberg

    Marc Grosman         Director                              April 14, 1998
      Marc Grosman

 Dennis F. Hightower     Director                              April 10, 1998
     Dennis F. Hightower

Maria Elena Lagomasino   Director                              April 10, 1998
     Maria Elena Lagomasino

    Harry N.S. Lee       Director                              April 13, 1998
        Harry N.S. Lee

     Bruce Maggin        Director                              April 14, 1998
       Bruce Maggin

   Slyvia M. Rhone       Director                              April 14, 1998
      Slyvia M. Rhone

   Peter J. Solomon      Director                              April 13, 1998
      Peter J. Solomon

FORM 10-K-ITEM 14(a)(1) and 14(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



14(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

     Consolidated Statements of Operations--Years Ended
       February 1, 1998, February 2, 1997 and January 28, 1996 . . . .   F-2

     Consolidated Balance Sheets--February 1, 1998 and
       February 2, 1997. . . . . . . . . . . . . . . . . . . . . . . .   F-3

     Consolidated Statements of Cash Flows--Years Ended
       February 1, 1998, February 2, 1997 and January 28, 1996 . . . .   F-4

     Consolidated Statements of Changes in Stockholders'
       Equity--Years Ended February 1, 1998, February 2, 1997
       and January 28, 1996. . . . . . . . . . . . . . . . . . . . . .   F-5

     Notes to Consolidated Financial Statements. . . . . . . . . . . .   F-6

     Selected Quarterly Financial Data . . . . . . . . . . . . . . . .   F-19

     Report of Ernst & Young LLP, Independent Auditors . . . . . . . .   F-20

     10 Year Financial Summary . . . . . . . . . . . . . . . . . . . .   F-21




14(a)(2) The following consolidated financial statement schedule is included herein:


     Schedule II   -  Valuation and Qualifying Accounts. . . . . . . .   F-23


   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In thousands, except per share data)


                                                                            1997            1996           1995
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,350,007    $1,359,593      $1,464,128
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . . .        937,965       910,517         987,921

Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        412,042       449,076         476,207
Selling, general and administrative expenses. . . . . . . . . . . . .        412,495       401,338         428,634
Facility and store closing, restructuring and
  other expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .         86,700                        27,000
Income (loss) before interest and taxes . . . . . . . . . . . . . . .        (87,153)       47,738          20,573

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . .         20,672        23,164          23,199

Income (loss) before taxes. . . . . . . . . . . . . . . . . . . . . .       (107,825)       24,574          (2,626)
Income tax expense (benefit). . . . . . . . . . . . . . . . . . . . .        (41,246)        6,044          (2,920)

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (66,579)  $    18,530    $        294

Net income (loss) per share:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (2.46)  $      0.69    $       0.01
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (2.46)  $      0.68    $       0.01


In 1997 and 1995, PVH recorded pre-tax charges of $132,700 and $27,000 respectively, related principally to a series of actions the Company has taken to accelerate the execution of PVH's ongoing strategy to build its brands. Such charges have been recorded in the consolidated statements of operations as follows:

                                                   1997        1995

     Cost of goods sold                           $ 46,000
     Facility and store closing,
       restructuring and other expenses             86,700    $27,000
                                                   132,700     27,000
     Income tax benefit                            (47,200)    (9,984)

                                                  $ 85,500    $17,016



See notes to consolidated financial statements.

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                             CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share data)



                                                                                   Feb. 1, 1998     Feb. 2, 1997
ASSETS
Current Assets:
   Cash, including cash equivalents of $1,413 and $1,861. . . . . . . . . . . . .      $ 11,748           $ 11,590
   Trade receivables, less allowances of $2,911 and $3,401. . . . . . . . . . . .        88,656             91,806
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       249,534            237,422
   Other, including deferred taxes of $19,031 and $4,300. . . . . . . . . . . . .        35,080             22,140
     Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       385,018            362,958
Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . .        94,582            137,060
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       116,467            120,324
Other Assets, including deferred taxes of $44,094 and $16,617 . . . . . . . . . .        64,392             37,094

                                                                                       $660,459           $657,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $                    $  20,000
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,233             36,355
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        89,202             55,754
   Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . .         9,857             10,157
   Long-term debt classified as current debt. . . . . . . . . . . . . . . . . . .       138,929
      Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       274,221            122,266
Long-Term Debt, less current portion. . . . . . . . . . . . . . . . . . . . . . .       100,118            189,398
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        65,815             55,614
Stockholders' Equity:
   Preferred stock, par value $100 per share; 150,000 shares
     authorized; no shares outstanding
   Common stock, par value $1 per share; 100,000,000 shares
     authorized; shares issued 27,179,244 and 27,045,705. . . . . . . . . . . . .        27,179             27,046
   Additional capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       116,954            116,296
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        76,172            146,816

      Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . .       220,305            290,158

                                                                                       $660,459           $657,436

See notes to consolidated financial statements.

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)



                                                                                   1997        1996        1995
Operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(66,579)     $ 18,530    $    294
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .   25,300        29,438      33,740
      Write-off of property, plant and equipment. . . . . . . . . . . . . . . .   40,800                    13,000
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  (42,208)        8,214       3,363
      Equity income in Pyramid Sportswear . . . . . . . . . . . . . . . . . . .     (792)         (900)        (85)

  Changes in operating assets and liabilities:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,150        18,060     (13,927)
    Income tax refund receivable. . . . . . . . . . . . . . . . . . . . . . . .                 16,987
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (12,112)       39,351      16,315
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .   34,038       (17,782)    (83,897)
    Deferred landlord contributions . . . . . . . . . . . . . . . . . . . . . .   (5,949)       (5,001)       (399)
    Other-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,998        (5,021)        808

    Net Cash Provided (Used) By Operating Activities. . . . . . . . . . . . . .   (8,354)      101,876     (30,788)

Investing activities:
  Acquisition of the Apparel Group of Crystal Brands, Inc.. . . . . . . . . . .                           (114,503)
  Property, plant and equipment acquired. . . . . . . . . . . . . . . . . . . .  (17,923)      (22,578)    (39,773)
  Investment in Pyramid Sportswear. . . . . . . . . . . . . . . . . . . . . . .                             (6,950)
  Other-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      360           143

    Net Cash Used By Investing Activities . . . . . . . . . . . . . . . . . . .  (17,563)      (22,435)   (161,226)

Financing activities:
  Proceeds from revolving line of credit. . . . . . . . . . . . . . . . . . . .  123,000        52,582     204,996
  Payments on revolving line of credit and long-term borrowings . . . . . . . .  (93,651)     (134,302)    (73,660)
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . .      791           386       1,745
  Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,065)       (4,050)     (4,007)

    Net Cash Provided (Used) By Financing Activities. . . . . . . . . . . . . .   26,075       (85,384)    129,074

Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . . .      158        (5,943)    (62,940)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .   11,590        17,533      80,473

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 11,748     $  11,590    $ 17,533

See notes to consolidated financial statements.

                                    PHILLIPS-VAN HEUSEN CORPORATION

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (In thousands, except share data)

                                            Common Stock
                                                      $1 par   Additional    Retained      Stockholders'
                                        Shares        Value      Capital     Earnings         Equity
January 29, 1995. . . . . . . . . .     26,610,310   $26,610    $112,801     $136,049       $275,460
  Stock options exercised . . . . .        187,908       188       1,557                       1,745
  Net income. . . . . . . . . . . .                                               294            294
  Cash dividends .. . . . . . . . .                                            (4,007)        (4,007)
  Investment in Pyramid Sportswear         181,134       181       1,619                       1,800

January 28, 1996. . . . . . . . . .     26,979,352    26,979     115,977      132,336        275,292
  Stock options exercised . . . . .         66,353        67         319                         386
  Net income. . . . . . . . . . . .                                            18,530         18,530
  Cash dividends. . . . . . . . . .                                            (4,050)        (4,050)

February 2, 1997. . . . . . . . . .     27,045,705    27,046     116,296      146,816        290,158
  Stock options exercised . . . . .        133,539       133         658                         791
  Net loss. . . . . . . . . . . . .                                           (66,579)       (66,579)
  Cash dividends. . . . . . . . . .                                            (4,065)        (4,065)

February 1, 1998. . . . . . . . . .     27,179,244 $  27,179    $116,954    $  76,172       $220,305


See notes to consolidated financial statements.

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (In thousands, except share data)

Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of PVH and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

     Fiscal Year - Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Accordingly, results for fiscal years 1997 and 1995 represent the 52 weeks ended February 1, 1998 and January 28, 1996, respectively. Fiscal year 1996 represents the 53 weeks ended February 2, 1997.

     Cash and Cash Equivalents - PVH considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Asset Impairments - PVH records impairment losses on long-lived assets (including goodwill) used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets.

     Inventories - Inventories are stated at the lower of cost or market. Cost for apparel inventories of $90,999 (1997) and $90,151 (1996) is determined using the last-in, first-out method (LIFO). Cost for footwear and certain sportswear inventories is determined using the first-in, first-out method
(FIFO).

     Property, Plant and Equipment - Depreciation is computed principally by the straight line method over the estimated useful lives of the various classes of property.

     Goodwill - Goodwill, net of accumulated amortization of $11,358 and $8,615 in 1997 and 1996, respectively, is being amortized principally by the straight line method over 40 years.

     Contributions from Landlords - PVH receives contributions from landlords for fixturing retail stores which the Company leases. Such amounts are amortized as a reduction of rent expense over the life of the related lease. Unamortized contributions are included in accrued expenses and other liabilities and amounted to $12,798 and $18,747 in 1997 and 1996, respectively.

     Fair Value of Financial Instruments - Using discounted cash flow analyses, PVH estimates that the fair value of all financial instruments approximates their carrying value, except as noted in the footnote entitled "Long-Term Debt".

                                  PHILLIPS-VAN HEUSEN CORPORATION

Summary of Significant Accounting Policies (Continued)

     Stock-Based Compensation - PVH accounts for its stock options under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

     Advertising - Advertising costs are expensed as incurred and totalled $37,762 (1997), $19,427 (1996) and $21,136 (1995).

Earnings Per Share

     In 1997, PVH adopted FASB Statement No. 128, "Earnings Per Share". This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

     PVH computed its basic and diluted earnings per share by dividing net income or loss by:

                                                  1997        1996        1995

Weighted Average Common Shares Outstanding
  for Basic Earnings Per Share                27,107,633  27,004,115  26,725,804

Impact of Dilutive Employee Stock Options                    209,462     295,529

Total Shares for Diluted Earnings Per Share   27,107,633  27,213,577  27,021,333

Income Taxes

   Income taxes consist of:
                                                  1997        1996        1995

      Federal:
       Current . . . . . . . . . . . . . . .    $    400    $(4,620)    $(8,219)
       Deferred. . . . . . . . . . . . . . .     (42,985)     7,959       2,995
      State, foreign and local:
       Current . . . . . . . . . . . . . . .         562      2,450       1,936
       Deferred. . . . . . . . . . . . . . .         777        255         368

                                                $(41,246)   $ 6,044     $(2,920)

     Taxes paid were $1,155 (1997), $1,262 (1996) and $3,371 (1995).  In addition, PVH received an income tax refund of $16,987 in 1996.

                                     PHILLIPS-VAN HEUSEN CORPORATION

Income Taxes (Continued)

     The approximate tax effect of items giving rise to the deferred income tax asset recognized in the Company's balance sheets is as follows:

                                                                                 1997             1996
         Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .    $(18,427)        $(18,349)
         Landlord contributions . . . . . . . . . . . . . . . . . . . . .       5,030            7,367
         Facility and store closing,
           restructuring and other expenses . . . . . . . . . . . . . . .      27,295              415
         Employee compensation and benefits . . . . . . . . . . . . . . .      10,302            9,243
         Tax loss and credit carryforwards. . . . . . . . . . . . . . . .      31,179           17,231
         Other-net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,746            5,010

                                                                             $ 63,125         $ 20,917

     A reconciliation of the statutory Federal income tax to the income tax expense (benefit) is as follows:

                                                                         1997           1996          1995
         Statutory 35% federal tax. . . . . . . . . . . . . . . . . .  $(37,739)     $  8,601       $  (919)
         State, foreign and local income taxes,
          net of Federal income tax benefit . . . . . . . . . . . . .       805         1,463         1,454
         Income of Puerto Rico Subsidiaries(1). . . . . . . . . . . .    (3,258)       (3,757)       (3,298)
         Other-net. . . . . . . . . . . . . . . . . . . . . . . . . .    (1,054)         (263)         (157)

         Income tax expense (benefit) . . . . . . . . . . . . . . . .  $(41,246)     $  6,044       $(2,920)

(1) Exemption from Puerto Rico income tax expires in 1998. PVH anticipates this exemption will be extended through 2008.

Inventories

     Inventories are summarized as follows:

                                                                                     1997             1996
          Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 15,964        $ 16,670
          Work in process . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,216          13,208
          Finished goods. . . . . . . . . . . . . . . . . . . . . . . . . . . .    218,354         207,544

                                                                                  $249,534        $237,422

     Inventories would have been approximately $12,000 and $13,000 higher than reported at February 1, 1998 and February 2, 1997, respectively, if the FIFO method of inventory accounting had been used for all apparel.

                                    PHILLIPS-VAN HEUSEN CORPORATION

Property, Plant and Equipment

     Property, plant and equipment, at cost, are summarized as follows:

                                                                   Estimated
                                                                     Useful
                                                                     Lives              1997            1996

          Land. . . . . . . . . . . . . . . . . . . . . . . . . .                     $  1,646        $  1,774
          Buildings and building improvements . . . . . . . . . .  15-40 years          24,932          37,778
          Machinery and equipment, furniture
            and fixtures and leasehold
            improvements. . . . . . . . . . . . . . . . . . . . .   5-15 years         187,671         233,884

                                                                                       214,249         273,436
          Less:  Accumulated depreciation
                 and amortization . . . . . . . . . . . . . . . .                      119,667        136,376
                                                                                      $ 94,582        $137,060

Long-Term Debt

     Long-term debt, exclusive of current portion, is as follows:

                                                                                      1997            1996
          Revolving Credit Facility . . . . . . . . . . . . . . . . . . . . . .    $ 99,500       $ 40,000
          7.75% Debentures. . . . . . . . . . . . . . . . . . . . . . . . . . .      99,448         99,442
          7.75% Senior Notes. . . . . . . . . . . . . . . . . . . . . . . . . .      39,429         49,286
          Other debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         670            670
                                                                                    239,047        189,398
          Less:  Long-term debt classified as
                   current debt . . . . . . . . . . . . . . . . . . . . . . . .     138,929

          Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $100,118       $189,398

     PVH issued $100,000 of 7.75% Debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. Interest is payable semi-annually. Based on current market conditions, PVH estimates that the fair value of these Debentures on February 1, 1998, using discounted cash flow analyses, was approximately $93,400.

     PVH issued a series of Senior Notes due 1996-2002 with an average interest rate of 7.75% to a group of investors on October 29, 1992. The average interest rate on these Notes was increased in 1996 to 8.25%. The notes are payable in seven equal annual installments which commenced November 1, 1996. Interest is payable semi-annually.

     PVH has a credit agreement which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The credit agreement also includes a letter of credit facility. The total amount available to PVH under each of the revolving credit and the letter of credit facility is $250,000, provided, however, that the aggregate maximum amount outstanding at any time under both facilities is $400,000. All outstanding borrowings and letters of credit under the credit agreement are due February 13, 1999. Interest on amounts borrowed under the revolving credit facility is payable quarterly at a spread over LIBOR or the

                                    PHILLIPS-VAN HEUSEN CORPORATION

Long-Term Debt (Continued)

prime rate, at the borrower's option, with the spread based on PVH's credit rating. A commitment fee of .25% is payable quarterly on the $250,000 revolving credit facility. The amount outstanding at February 1, 1998 and February 2, 1997 under the letter of credit facility was $125,078 and $99,115, respectively.

     Both the 7.75% Senior Notes and the revolving credit facility contain certain covenants which, due to the 1997 non-recurring charges, required PVH to obtain amendments to the debt agreements. PVH plans to take advantage of the favorable interest rate environment by issuing new long-term debt in the first quarter of 1998, and expects to use the net proceeds to repay the 7.75% Senior Notes and borrowings under the revolving credit facility. As a result, PVH sought and received the necessary amendments through May 1, 1998, by which time the new financings are expected to be in place. Since the amendments do not extend through a full year, the long-term portion of the 7.75% Senior Notes and all amounts due under the revolving credit facility have been shown as "Long-term debt classified as current debt" in PVH's consolidated balance sheet as of February 1, 1998.

     The weighted average interest rate on outstanding borrowings under the revolving credit facility at February 1, 1998 and February 2, 1997 was 6.4% and 6.2%, respectively.

     Interest paid was $20,784 (1997), $24,039 (1996) and $22,949 (1995).

     Scheduled maturities of long-term debt, including current portion, for the next five years are as follows: 1998-$9,857, 1999-$9,857, 2000-$9,857, 2001-
$9,857 and 2002-$9,858.

Investment in Pyramid Sportswear

     During the fourth quarter of 1995, PVH acquired 25% of Pyramid Sportswear ("Pyramid") for $6,950 in cash and $1,800 in the Company's common stock. PVH accounts for its investment in Pyramid under the equity method of accounting. Pyramid, headquarted in Sweden, designs, develops and sources Gant sportswear under a license from PVH and markets such sportswear in 35 countries around the world. In connection with this investment, PVH also acquired an option to purchase the remaining 75% of Pyramid beginning in 2000.

Stockholders' Equity

     Preferred Stock Rights - On June 10, 1986, the Board of Directors declared a distribution of one Right (the "Rights") to purchase Series A Cumulative Participating Preferred Stock, par value $100 per share, for each outstanding share of common stock. As a result of subsequent stock splits, each outstanding share of common stock now carries with it one-fifth of one Right.

     Under certain circumstances, each Right will entitle the registered holder to acquire from the Company one one-hundredth (1/100) of a share of said
Series A Preferred Stock at an exercise price of $100. The Rights will be exercisable, except in certain circumstances, commencing ten days following a public announcement that (i) a person or group has acquired or obtained the right to acquire 20% or more of the common stock, in a transaction not approved by the Board of Directors or (ii) a person or group has commenced or intends to commence a tender offer for 30% or more of the common stock (the "Distribution Date").

                                    PHILLIPS-VAN HEUSEN CORPORATION

Stockholders' Equity - (Continued)

     If PVH is the surviving corporation in a merger or other business combination then, under certain circumstances, each holder of a Right will have the right to receive upon exercise the number of shares of common stock having a market value equal to two times the exercise price of the Right.

     In the event PVH is not the surviving corporation in a merger or other business combination, or more than 50% of PVH's assets or earning power is sold or transferred, each holder of a Right will have the right to receive upon exercise the number of shares of common stock of the acquiring company having a market value equal to two times the exercise price of the Right.

     At any time prior to the close of business on the Distribution Date, PVH may redeem the Rights in whole, but not in part, at a price of $.05 per Right. During 1996, the rights were extended for a period of 10 years from the date of initial expiration and will expire on June 16, 2006.

     Stock Options - Under PVH's stock option plans, non-qualified and incentive stock options ("ISOs") may be granted. Options are granted at fair market value at the date of grant. ISOs and non-qualified options granted have a ten year duration. Generally, options are cumulatively exercisable in three installments commencing three years after the date of grant.

     Under APB Opinion No. 25, PVH does not recognize compensation expense because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Under FASB Statement No. 123, proforma information regarding net income and earnings per share is required as if the Company had accounted for its employee stock options under the fair value method of that Statement.

     For purposes of proforma disclosures, PVH estimated the fair value of stock options granted since 1995 at the date of grant using the Black-Scholes option pricing model. The estimated fair value of the options is amortized to expense over the options' vesting period.

     The following summarizes the assumptions used to estimate the fair value of stock options granted in each year and certain proforma information:

                                           1997         1996       1995

Risk-free interest rate                     6.49%         6.61%     6.05%
Expected option life                     7 Years       7 Years    7 Years
Expected volatility                         26.0%         30.6%     30.6%
Expected dividends per share            $   0.15       $  0.15    $ 0.15
Weighted average estimated fair
  value per share of options granted    $   5.43       $  5.29    $ 6.11

Proforma net income (loss)              $(68,242)      $17,396    $ (127)
Proforma basic and diluted net income
  (loss) per share                      $  (2.52)      $  0.65    $(0.00)

     As any options granted in the future will also be subject to the fair value proforma calculations, the proforma adjustments for 1997, 1996 and 1995 may not be indicative of future years.

                                    PHILLIPS-VAN HEUSEN CORPORATION

     Other data with respect to stock options follows:

                                                                   Option Price          Weighted Average
                                                    Shares           Per Share           Price Per Share
Outstanding at January 29, 1995 . . . . . . . .   1,554,249       $ 4.75 -       $36.25         $16.99
   Granted. . . . . . . . . . . . . . . . . . .     568,390        10.75 -        17.50          15.02
   Exercised. . . . . . . . . . . . . . . . . .     187,908         4.75 -        10.69           7.17
   Cancelled. . . . . . . . . . . . . . . . . .     131,383         4.75 -        34.75          20.37
Outstanding at January 28, 1996 . . . . . . . .   1,803,348         4.75 -        36.25          17.14
   Granted. . . . . . . . . . . . . . . . . . .     948,411        10.75 -        14.38          12.83
   Exercised. . . . . . . . . . . . . . . . . .      66,353         4.75 -         8.75           5.81
   Cancelled. . . . . . . . . . . . . . . . . .     727,866         6.88 -        36.25          26.07
Outstanding at February 2, 1997 . . . . . . . .   1,957,540         4.75 -        31.63          12.12
   Granted. . . . . . . . . . . . . . . . . . .     817,250        12.81 -        15.68          14.23
   Exercised. . . . . . . . . . . . . . . . . .     133,539         4.75 -        13.13           5.93
   Cancelled. . . . . . . . . . . . . . . . . .     179,587         6.88 -        31.63          14.49

Outstanding at February 1, 1998 . . . . . . . .   2,461,664       $ 5.94 -       $31.63         $12.98

     Of the outstanding options at February 1, 1998, 434,466 shares have an exercise price below $12.25, 2,023,558 shares have an exercise price from $12.25 to $16.50 and 3,640 shares have an exercise price above $16.50. The weighted average remaining contractual life for all options outstanding at February 1, 1998 is 7.6 years.

     Of the outstanding options at February 1, 1998 and February 2, 1997, options covering 650,479 and 645,091 shares were exercisable at a weighted average price of $10.56 and $9.35, respectively. Stock options available for grant at February 1, 1998 and February 2, 1997 amounted to 1,704,250 and 311,496 shares, respectively.

Leases

     PVH leases retail stores, manufacturing facilities, office space and equipment. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Retail store leases generally provide for the payment of percentage rentals based on store sales and other costs associated with the leased property.

     At February 1, 1998, minimum annual rental commitments under non-cancellable operating leases, including leases for new retail stores which had not begun operating at February 1, 1998, are as follows:

     1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 59,232
     1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    46,049
     2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33,183
     2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26,036
     2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,653
     Thereafter . . . . . . . . . . . . . . . . . . . . . . . . .    48,174
     Total minimum lease payments . . . . . . . . . . . . . . . .  $232,327

                                     PHILLIPS-VAN HEUSEN CORPORATION

Leases (Continued)

     Rent expense, principally for real estate, is as follows:

                                                                               1997          1996       1995
     Minimum. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $65,177      $67,914      $69,988
     Percentage and other . . . . . . . . . . . . . . . . . . . . . . . .    11,139       11,166       11,807

                                                                            $76,316      $79,080      $81,795

Retirement and Benefit Plans

     Defined Benefit Plans - PVH has noncontributory, defined benefit pension plans covering substantially all U.S. employees meeting certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service. It is PVH's policy to fund pension cost annually in an amount consistent with Federal law and regulations. The assets of the plans are principally invested in a mix of fixed income and equity investments. In addition, PVH also participates in multi-employer plans, which provide defined benefits to their union employees.

     A summary of the components of net pension cost for the defined benefit plans and the total contributions charged to pension expense for the multi-employer plans follows:

                                                                               1997       1996       1995
     Defined Benefit Plans:
      Service cost - benefits earned during the period. . . . . . . . . . . $  2,004     $ 2,528     $2,145
      Interest cost on projected benefit obligation . . . . . . . . . . . .    7,935       7,425      7,107
      Actual gain on plan assets. . . . . . . . . . . . . . . . . . . . . .  (19,772)    (13,688)   (19,533)
      Net amortization and deferral of actuarial gains. . . . . . . . . . .    11,259      5,354     12,028

     Net pension cost of defined benefit plans. . . . . . . . . . . . . . .    1,426       1,619      1,747
     Multi-employer plans . . . . . . . . . . . . . . . . . . . . . . . . .      213         253        219

     Total pension expense. . . . . . . . . . . . . . . . . . . . . . . . . $  1,639     $ 1,872     $1,966


     Significant rate assumptions used in determining pension obligations at the end of each year, as well as pension cost in the following year, were as follows:

                                                                               1997       1996       1995

     Discount rate used in determining projected benefit obligation . . . . .  7.25%        8.00%      7.50%
     Rate of increase in compensation levels. . . . . . . . . . . . . . . . .  4.00%        4.50%      4.00%
     Long-term rate of return on assets . . . . . . . . . . . . . . . . . . .  8.75%        8.75%      8.75%


                                    PHILLIPS-VAN HEUSEN CORPORATION

Retirement and Benefit Plans - (Continued)

     The following table sets forth the plans' funded status and amounts recognized for defined benefit plans in the Company's balance sheets:

                                                                                      1997           1996
     Actuarial present value of benefit obligations:
       Vested benefit obligation. . . . . . . . . . . . . . . . . . . . . . . .     $ 108,656     $  91,379

       Accumulated benefit obligation . . . . . . . . . . . . . . . . . . . . .     $ 110,171     $  93,373

     Plan assets at fair value. . . . . . . . . . . . . . . . . . . . . . . . .     $ 124,663     $ 110,830
     Less: projected benefit obligation for services rendered to date . . . . .      (116,622)     (101,065)

     Plan assets in excess of projected benefit obligation. . . . . . . . . . .         8,041         9,765
     Unrecognized prior service cost. . . . . . . . . . . . . . . . . . . . . .         2,536         3,099
     Unrecognized net actuarial gain. . . . . . . . . . . . . . . . . . . . . .        (2,403)       (3,665)
     Unrecognized net asset at adoption date of FASB Statement No. 87                    (238)         (305)

     Net pension asset recognized in the balance sheets . . . . . . . . . . . .    $    7,936     $   8,894

     Plan assets in excess of projected benefit obligation at February 1, 1998 and February 2, 1997 are net of $4,264 and $3,729, respectively for certain underfunded plans.

     PVH has an unfunded supplemental defined benefit plan covering 23 current and retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with PVH, the participant has been in the plan for at least 10 years and has attained age 55. PVH does not intend to admit new participants in the future. At February 1, 1998 and February 2, 1997, $8,309 and $7,450, respectively, are included in other liabilities as the accrued cost of this plan.

     Savings and Retirement Plans - PVH has a savings and retirement plan (the "Associates Investment Plan") and a supplemental savings plan for the benefit of its eligible employees who elect to participate. Participants generally may elect to contribute up to 15% of their annual compensation, as defined, to the plans. PVH contributions to the plans are equal to 50% of the amounts contributed by participating employees with respect to the first 6% of compensation and were $1,959 (1997), $2,249 (1996) and $2,668 (1995). In accordance with the terms of the Associates Investment Plan, PVH matching contributions are invested in the Company's common stock.

     Post-Retirement Benefits - PVH and its domestic subsidiaries provide certain health care and life insurance benefits to retired employees. Employees become eligible for these benefits if they reach retirement age while working for the Company. Retirees contribute to the cost of this plan, which is unfunded.

                                     PHILLIPS-VAN HEUSEN CORPORATION

Retirement and Benefit Plans - (Continued)

Net post-retirement benefit cost includes the following components:

                                                1997      1996    1995

Service cost                                   $  389   $  687   $  466
Interest cost                                   2,403    2,166    2,128
Amortization of net loss                          284       44       37
Amortization of transition obligation             273      273      273

                                               $3,349   $3,170   $2,904

The following reconciles the plan's accumulated post-retirement benefit with amounts recognized in the Company's balance sheets:

                                                         1997        1996

Accumulated post-retirement benefit obligation:
  Retirees receiving benefits                          $27,389     $21,505
  Fully eligible active plan participants                2,547       2,132
  Active plan participants not eligible for benefits     4,171       5,503
                                                        34,107      29,140
Unrecognized transition obligation                      (4,097)     (4,370)
Unrecognized net loss                                   (8,689)     (4,729)
Post-retirement liability recognized in the
  balance sheets                                       $21,321     $20,041

     The weighted average annual assumed rate of increase in the cost of covered benefits (i.e., health care cost trend rate) is 7.0% for 1998 and is assumed to decrease gradually to 5.5% by 2010 and remain at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated post-retirement benefit obligation as of February 1, 1998 by $3,391, and the aggregate of the service and interest cost components of net post-retirement benefit cost for 1997 by $303. The discount rate used in determining the accumulated post-retirement benefit obligation at February 1, 1998 and February 2, 1997 was 7.25% and 8.0%, respectively.

Segment Data

     PVH manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In prior years, the Apparel segment included sales, income and assets related to apparel marketed by the Company's footwear division. In the fourth quarter of 1997, PVH adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". In identifying its reportable segments under the provisions of Statement No. 131, PVH evaluated its operating divisions and product offerings. Under the aggregation criteria of Statement No. 131, PVH aggregated the results of its apparel divisions into the Apparel segment, which now excludes Bass apparel. The apparel segment derives revenues from marketing dresswear, sportswear and accessories, principally under the brand names Van Heusen, Izod, Izod Club, Gant and Geoffrey Beene. PVH's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual and weekend footwear, apparel and accessories under the Bass brand name.

                                      PHILLIPS-VAN HEUSEN CORPORATION

Segment Data - (Continued)

     Sales for both segments occur principally in the United States. There are no inter-segment sales. The Bass apparel data for prior years has been reclassified for consistent presentation with the current year.

                                                                    1997             1996             1995

Net Sales
   Apparel. . . . . . . . . . . . . . . . . . . . . . . . . .  $  911,047        $  897,370       $1,006,701
   Footwear and Related Products. . . . . . . . . . . . . . .     438,960           462,223          457,427
   Total Net Sales. . . . . . . . . . . . . . . . . . . . . .  $1,350,007        $1,359,593       $1,464,128
Operating Income (Loss)
   Apparel(1) . . . . . . . . . . . . . . . . . . . . . . . .  $  (33,049)       $   30,021       $   12,432
   Footwear and Related Products(2) . . . . . . . . . . . . .     (38,853)           32,888           21,026
   Total Operating Income (Loss). . . . . . . . . . . . . . .     (71,902)           62,909           33,458
Corporate Expenses. . . . . . . . . . . . . . . . . . . . . .     (15,251)          (15,171)         (12,885)
Interest Expense, net . . . . . . . . . . . . . . . . . . . .     (20,672)          (23,164)         (23,199)
   Income (Loss) Before Taxes . . . . . . . . . . . . . . . .  $ (107,825)       $   24,574       $   (2,626)

Identifiable Assets
   Apparel. . . . . . . . . . . . . . . . . . . . . . . . . .  $  355,979        $  381,274       $  468,618
   Footwear and Related Products. . . . . . . . . . . . . . .     152,518           143,631          165,390
   Corporate. . . . . . . . . . . . . . . . . . . . . . . . .     151,962           132,531          115,047
                                                               $  660,459        $  657,436       $  749,055

Depreciation and Amortization
   Apparel. . . . . . . . . . . . . . . . . . . . . . . . . .  $   10,484        $   16,105       $   22,399
   Footwear and Related Products. . . . . . . . . . . . . . .       6,561             5,780            7,074
   Corporate. . . . . . . . . . . . . . . . . . . . . . . . .       8,255             7,553            4,267
                                                               $   25,300        $   29,438       $   33,740


Identifiable Capital Expenditures
   Apparel. . . . . . . . . . . . . . . . . . . . . . . . . .  $    8,103        $    4,269       $   20,555
   Footwear and Related Products. . . . . . . . . . . . . . .       3,957             6,650            7,281
   Corporate. . . . . . . . . . . . . . . . . . . . . . . . .       5,863            11,659           11,937
                                                               $   17,923        $   22,578       $   39,773

(1) Operating income of the Apparel segment includes charges for facility and store closing, restructuring and other expenses of $78,465 (1997) and $25,000 (1995).

(2) Operating income of the Footwear and Related Products segment includes charges for facility and store closing, restructuring and other expenses of $54,235 (1997) and $2,000 (1995).

                                      PHILLIPS-VAN HEUSEN CORPORATION

Facility and Store Closing, Restructuring and Other Expenses

     During 1997 and 1995, the Company recorded pre-tax charges of $132,700 and $27,000 respectively, related principally to a series of actions the Company has taken to accelerate the execution of its ongoing strategies to build its brands. The initiatives related to the 1997 charges are as follows:


     Exiting all U.S. mainland footwear manufacturing with the closing of the Company's Wilton, Maine footwear manufacturing facility

     Exiting sweater manufacturing with the sale and liquidation of the Company's Puerto Rico sweater operations

     Restructuring plant, warehouse and distribution and other administrative areas to reduce product costs and operating expenses and improve efficiencies

     Closing an additional 150 underperforming retail outlet stores

     Repositioning the Gant brand in the United States to be consistent with its highly successful positioning in Europe

     Modifying a repositioning of the Bass brand, including the liquidation of a resulting excess inventory


The cost components of the 1997 charges are as follows:

Inventory markdowns included in cost of goods sold         $ 46,000
Fixed asset write-offs                                       40,800
Termination benefits for approximately 2,150 employees       19,500
Lease and other obligations                                  19,100
Other                                                         7,300
                                                           $132,700

     As of February 1, 1998, approximately $84,900 had been charged against this reserve, of which approximately $26,600 related to inventory markdowns.

     The initiatives related to the 1995 charges were the closing of three domestic shirt manufacturing facilities, closing approximately 300 underperforming retail outlet stores and reorganizing the Company's management structure to enhance the Company's focus on its brands. Approximately $13,000 of the charges related to the write-off of fixed assets located in such factories and retail outlet stores. The remaining $14,000 related to termination benefits, including pension settlements and curtailments of $1,200, for approximately 1,250 employees. As of February 1, 1998, all of this reserve had been utilized.

                                    PHILLIPS-VAN HEUSEN CORPORATION

Other Comments

     One of the Company's directors, Mr. Harry N.S. Lee, is a director of TAL Apparel Limited, an apparel manufacturer and exporter based in Hong Kong. During 1997, 1996 and 1995, the Company purchased approximately $26,500, $35,000 and $45,000, respectively, of products from TAL Apparel Limited and certain related companies.

     The Company is a party to certain litigation which, in management's judgement based in part on the opinion of legal counsel, will not have a material adverse effect on the Company's financial position.

     During 1997, 1996 and 1995, the Company paid a $0.0375 per share cash dividend each quarter on its common stock.

     Certain items in 1996 and 1995 have been reclassified to present them on a basis consistent with 1997.

                                        PHILLIPS-VAN HEUSEN CORPORATION

                                 SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                       (In thousands, except per share data)

                                          1st Quarter          2nd Quarter           3rd Quarter          4th Quarter
                                        1997       1996       1997(1)     1996     1997       1996     1997(2)      1996(3)
Net sales. . . . . . . . . . . . .    $285,925   $273,660   $313,458   $313,807   $413,643   $391,245   $336,981     $380,881
Gross profit . . . . . . . . . . .      98,968     93,097     94,188    105,325    139,766    129,709     79,120      120,945
Net income (loss). . . . . . . . .      (4,540)    (6,554)   (33,285)     2,126     14,552     15,035    (43,306)       7,923

Net income (loss) per share:
  Basic(4) . . . . . . . . . . . .       (0.17)     (0.24)     (1.23)      0.08       0.54       0.56      (1.59)        0.29
  Diluted. . . . . . . . . . . . .       (0.17)     (0.24)     (1.23)      0.08       0.53       0.55      (1.59)        0.29

Price range of common stock
  per share
     High. . . . . . . . . . . . .       14 5/8     13 3/8     15 3/4    14 1/2    15 7/8       11 3/4     14 1/2      15 1/8
     Low . . . . . . . . . . . . .       11 1/2      9 5/8     12 3/8    11         13 1/2       10 3/8     11 1/2      10 3/4

(1) Net loss for the second quarter of 1997 includes a pre-tax charge of $57,000 for facility and store closing, restructuring and other expenses.

(2) Net loss for the fourth quarter of 1997 includes a pre-tax charge of $75,700 for facility and store closing, restructuring and other expenses.

(3) The fourth quarter of 1996 includes 14 weeks of operations.

(4) Due to averaging the quarterly shares outstanding when computing basic earnings per share, basic earnings per share totalled for the four quarters of 1997 does not agree with the annual amount.

                           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



To the Stockholders and the Board of Directors
Phillips-Van Heusen Corporation


     We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of February 1, 1998 and February 2, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at February 1, 1998 and February 2, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 1998 in conformity with generally accepted accounting principles.


                                                    E&Y SIGNATURE STAMP

New York, New York
March 10, 1998

                                           PHILLIPS-VAN HEUSEN CORPORATION
                                             TEN-YEAR FINANCIAL SUMMARY
                     (In thousands, except per share data, percents and ratios)

                                                            1997(1)      1996(2)         1995(3)         1994(4)        1993
Summary of Operations
Net sales
  Apparel. . . . . . . . . . . . . . . . . . . . . . .   $  911,047      $  897,370    $1,006,701     $  812,993      $ 757,452
  Footwear and Related Products. . . . . . . . . . . .      438,960         462,223       457,427        442,472        394,942
                                                          1,350,007       1,359,593     1,464,128      1,255,466      1,152,394
Cost of goods sold and expenses. . . . . . . . . . . .    1,437,160       1,311,855     1,443,555      1,205,764      1,072,083
Interest expense, net. . . . . . . . . . . . . . . . .       20,672          23,164        23,199         12,793         16,679
Income (loss) before taxes . . . . . . . . . . . . . .     (107,825)         24,574        (2,626)        36,909         63,632
Income tax expense (benefit) . . . . . . . . . . . . .      (41,246)          6,044        (2,920)         6,894         20,380
Income (loss) from continuing operations . . . . . . .      (66,579)         18,530           294         30,015         43,252
Loss from discontinued operations. . . . . . . . . . .
Extraordinary loss, net of tax . . . . . . . . . . . .                                                                  (11,394)
     Net income (loss) . . . . . . . . . . . . . . . .   $  (66,579)    $    18,530   $       294     $   30,015     $   31,858

Per Share Statistics(5)
Basic Earnings Per Share:
Continuing operations. . . . . . . . . . . . . . . . .   $    (2.46)   $       0.69   $      0.01    $      1.13    $      1.66
Discontinued operations. . . . . . . . . . . . . . . .
Extraordinary loss . . . . . . . . . . . . . . . . . .                                                                    (0.44)
     Net income (loss) . . . . . . . . . . . . . . . .   $    (2.46)   $       0.69   $      0.01    $      1.13    $      1.22

Diluted Earnings Per Share:
Continuing operations. . . . . . . . . . . . . . . . .   $    (2.46)   $       0.68    $      0.01   $      1.11    $      1.60
Discontinued operations. . . . . . . . . . . . . . . .
Extraordinary loss . . . . . . . . . . . . . . . . . .                                                                    (0.42)
     Net income (loss) . . . . . . . . . . . . . . . .   $    (2.46)   $       0.68    $      0.01   $      1.11    $      1.18

Dividends paid per share . . . . . . . . . . . . . . .   $     0.15    $       0.15   $      0.15    $      0.15    $      0.15
Stockholders' equity per share.. . . . . . . . . . . .         8.11           10.73         10.20          10.35           9.33

Financial Position
Current assets . . . . . . . . . . . . . . . . . . . .    $ 385,018      $  362,958    $  444,664     $  429,670     $  418,702
Current liabilities. . . . . . . . . . . . . . . . . .      274,221         122,266       183,126        114,033        109,156
Working capital. . . . . . . . . . . . . . . . . . . .      110,797         240,692       261,538        315,637        309,546
Total assets . . . . . . . . . . . . . . . . . . . . .      660,459         657,436       749,055        596,284        554,771
Long-term debt . . . . . . . . . . . . . . . . . . . .      241,004         189,398       229,548        169,679        169,934
Convertible redeemable preferred stock . . . . . . . .
Stockholders' equity . . . . . . . . . . . . . . . . .      220,305         290,158       275,292        275,460        246,799

Other Statistics
Total debt to total capital (6). . . . . . . . . . . .          53.0%           43.1%           52.3%         38.2%          40.8%
Market value of stockholders' equity . . . . . . . . .     $328,000     $    365,000   $  270,000      $ 426,000      $ 949,000
Current ratio. . . . . . . . . . . . . . . . . . . . .          1.4              3.0          2.4            3.8            3.8
Average shares outstanding . . . . . . . . . . . . . .       27,108           27,004       26,726         26,563         26,142

(1) 1997 includes pre-tax charges of $132,700 for facility and store closing, restructuring and other expenses.

(2)   1996 and 1990 include 53 weeks of operations.

(3) 1995 includes the operations of Izod and Gant from date of acquisition, February 17, 1995, and includes pre-tax charges of $27,000 for facility and store closing, restructuring and other expenses.

(4) 1994 includes pre-tax charges of $7,000 for restructuring and other expenses.

(5) The earnings per share amounts for years prior to 1997 have been restated to comply with FASB Statement No. 128, "Earnings Per Share."

(6) Total capital equals interest-bearing debt, preferred stock and stockholders' equity.

                                              PHILLIPS-VAN HEUSEN CORPORATION
                                         TEN-YEAR FINANCIAL SUMMARY (CONTINUED)

                                                            1992            1991          1990(2)         1989          1988
Summary of Operations
Net sales
  Apparel. . . . . . . . . . . . . . . . . . . . . . .    $  709,361       $596,383      $536,352       $493,395       $460,342
  Footwear and Related Products. . . . . . . . . . . .       333,204        307,717       269,963        239,541        180,696
                                                           1,042,565        904,100       806,315        732,936        641,038
Cost of goods sold and expenses. . . . . . . . . . . .       972,357        843,367       752,252        682,687        597,543
Interest expense, net. . . . . . . . . . . . . . . . .        15,727         16,686        18,884         17,555         16,109
Income before taxes. . . . . . . . . . . . . . . . . .        54,481         44,047        35,179         32,694         27,386
Income tax expense . . . . . . . . . . . . . . . . . .        16,600         12,910         8,795          8,502          6,565
Income from continuing operations. . . . . . . . . . .        37,881         31,137        26,384         24,192         20,821
Loss from discontinued operations. . . . . . . . . . .                                                                     (152)
Extraordinary loss, net of tax . . . . . . . . . . . .
     Net income (loss) . . . . . . . . . . . . . . . .    $   37,881      $  31,137     $  26,384      $  24,192      $  20,669

Per Share Statistics(5)
Basic Earnings Per Share:
Continuing operations. . . . . . . . . . . . . . . . .   $      1.50     $     1.24    $     1.00     $     0.88     $     0.70
Discontinued operations. . . . . . . . . . . . . . . .                                                                    (0.01)
Extraordinary loss . . . . . . . . . . . . . . . . . .           -
Net income (loss). . . . . . . . . . . . . . . . . . .   $      1.50     $     1.24    $     1.00     $     0.88     $     0.69

Diluted Earnings Per Share:
Continuing operations. . . . . . . . . . . . . . . . .   $      1.42   $       1.15    $      0.95   $      0.84    $      0.68
Discontinued operations. . . . . . . . . . . . . . . .                                                                    (0.01)
Extraordinary loss . . . . . . . . . . . . . . . . . .
     Net income (loss) . . . . . . . . . . . . . . . .   $      1.42   $       1.15    $      0.95   $      0.84    $      0.67

Dividends paid per share . . . . . . . . . . . . . . .   $      0.15      $  0.1425    $     0.14     $     0.14     $     0.14
Stockholders' equity per share.. . . . . . . . . . . .          8.14           4.52          3.38           2.53           1.79

Financial Position
Current assets . . . . . . . . . . . . . . . . . . . .   $   410,522    $   303,143     $ 285,315      $ 266,867      $ 265,039
Current liabilities. . . . . . . . . . . . . . . . . .       115,208        102,976        90,748         84,190         88,191
Working capital. . . . . . . . . . . . . . . . . . . .       295,314        200,167       194,567        182,677        176,848
Total assets . . . . . . . . . . . . . . . . . . . . .       517,362        398,969       376,790        333,108        323,133
Long-term debt . . . . . . . . . . . . . . . . . . . .       170,235        121,455       140,259        118,776        116,400
Convertible redeemable preferred stock . . . . . . . .                       72,800        72,800         72,800         72,800
Stockholders' equity . . . . . . . . . . . . . . . . .       211,413         84,903        62,324         46,085         32,476

Other Statistics
Total debt to total capital (6). . . . . . . . . . . .           46.8%          46.0%           53.2%         52.6%          55.1%
Market value of stockholders' equity . . . . . . . . .    $  753,000       $392,000      $173,000       $132,000       $127,000
Current ratio. . . . . . . . . . . . . . . . . . . . .           3.6            2.9           3.1            3.2            3.0
Average shares outstanding . . . . . . . . . . . . . .        23,766         18,552        18,260         18,140         18,090

(1) 1997 includes pre-tax charges of $132,700 for facility and store closing, restructuring and other expenses.

(2)   1996 and 1990 include 53 weeks of operations.

(3) 1995 includes the operations of Izod and Gant from date of acquisition, February 17, 1995, and includes pre-tax charges of $27,000 for facility and store closing, restructuring and other expenses.

(4) 1994 includes pre-tax charges of $7,000 for restructuring and other expenses.

(5) The earnings per share amounts for years prior to 1997 have been restated to comply with FASB Statement No. 128, "Earnings Per Share."

(6) Total capital equals interest-bearing debt, preferred stock and stockholders' equity.

                                                                  SCHEDULE II

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                          VALUATION AND QUALIFYING ACCOUNTS
                                                   (In thousands)


          Column A                      Column B                   Column C               Column D     Column E
                                                                   Additions
                                       Balance at      Charged to         Charged to                      Balance
                                        Beginning       Costs and            Other                        at End
         Description                    of Period        Expense           Accounts      Deductions      of Period
Year Ended February 1, 1998

Deducted from asset accounts:
  Allowance for doubtful
    accounts. . . . . . . . . . . .         $3,401        $  492(a)       $  202(b)         $1,184(c)      $2,911


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

G. H. Bass Caribbean, Inc.                                        Delaware

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

Phillips-Van Heusen (Far East) Ltd.                               Hong Kong

Confecciones Imperio, S.A.                                        Costa Rica

Camisas Modernas, S.A.                                            Guatemala

G. H. Bass Comercio
 Exportacacao Ltda.                                               Brazil

PVH Retail Corp.                                                  Delaware

The IZOD Gant Corporation                                         Pennsylvania

Phillips-Van Heusen Puerto Rico LLC                               Delaware

BassNet, Inc.                                                     Delaware

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

   (iii) Registration Statement (Form S-8, No. 33-59101), which relates to the Voluntary Investment Plan of Phillips-Van Heusen Corporation (Crystal Brands Division),

   (iv) Post-Effective Amendment No. 4 to Registration Statement (Form S-8, No. 2-72959), Post Effective Amendment No. 6 to Registration Statement (Form S-8, No. 2-64564), and Post Effective Amendment No. 13 to Registration Statement (Form S-8, No. 2-47910), each of which relate to the 1973 Employee's Stock Option Plan of Phillips-Van Heusen Corporation, and

   (v) Registration Statement (Form S-8, No. 33-38698), Post-Effective Amendment No. 1 to Registration Statement (Form S-8, No. 33-24057) and Registration Statement (Form S-8, No. 33-60793), each of which relate to the Phillips-Van Heusen Corporation 1987 Stock Option Plan,

   (vi) Registration Statement (Form S-8, No. 333-29765) which relates to the Phillips-Van Heusen Corporation 1997 Stock Option Plan.

of Phillips-Van Heusen Corporation and in the related Prospectuses of our report dated March 10, 1998, with respect to the consolidated financial statements and schedules of Phillips-Van Heusen Corporation included in this Form 10-K for the year ended February 1, 1998.

Our audits also included the financial statement schedule of Phillips-Van Heusen Corporation listed in Item 14(a)(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      ERNST & YOUNG LLP


New York, New York
April 14, 1998