Form 10-K/A
period 1998-02-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 1998-04-24
CIK 78239

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                               FORM 10-K/A No. 1


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

   This Form 10-K/A No. 1 for Phillips-Van Heusen Corporation (the "Company") is being filed to amend the Company's financial statements for the fiscal year ended February 1, 1998. The financial statements included in the Company's previously filed Form 10-K for the fiscal year ended February 1, 1998 included certain debt which was classified as a current liability. As more fully explained in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A No. 1, the Company completed refinancing such debt on April 22, 1998. As a result, such debt has been reclassified as long-term debt in the Company's consolidated balance sheet as of February 1, 1998.

   Item 6, Selected Financial Data, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, have also been amended to reflect the completion of this refinancing.



                                     * * *

*******************************************************************************
*                                                                             *
* SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF *
* 1995                                                                        *
*                                                                             *
* Forward-looking statements in this Form 10-K/A No. 1 report, including,     *
* without limitation, statements relating to the Company's plans, strategies, *
* objectives, expectations and intentions, are made pursuant to the safe      *
* harbor provisions of the Private Securities Litigation Reform Act of 1995.  *
* Investors are cautioned that such forward-looking statements are inherently *
* subject to risks and uncertainties, many of which cannot be predicted with  *
* accuracy, and some of which might not be anticipated, including, without    *
* limitation, the following:  (i) the Company's plans, strategies,            *
* objectives, expectations and intentions are subject to change at any time   *
* at the discretion of the Company; (ii) the levels of sales of the           *
* Company's apparel and footwear products, both to its wholesale customers    *
* and in its retail stores, and the extent of discounts and promotional       *
* pricing in which the Company is required to engage; (iii) the Company's     *
* plans and results of operations will be affected by the Company's ability   *
* to manage its growth and inventory; and (iv) other risks and uncertainties  *
* indicated from time to time in the Company's filings with the Securities    *
* and Exchange Commission.                                                    *
*                                                                             *
*******************************************************************************

Item 6.  Selected Financial Data

   Selected Financial Data appears under the heading "Ten Year Financial Summary" on pages F-20 and F-21.

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

   Notwithstanding the Company's positive feelings about future cash flow, including the cash impact of the non-recurring charges, the Company believed that it made a great deal of sense to avail itself of the favorable fixed income market to extend the maturities of its existing debt. Therefore, on April 22, 1998, the Company issued $150 million of senior subordinated notes due 2008, and used the proceeds to eliminate its intermediate term senior notes and reduce its revolving credit debt. Accordingly, such debt as of February 1, 1998 has been classified as long-term debt in the 1997 year end balance sheet.

   At the same time, the Company re-syndicated and refinanced its revolving credit facility, which was scheduled to mature in early 1999, with a new $325 million senior secured credit facility with a group of 12 banks.

   The Company believes that these refinancings should provide a secure financial base and allow the Company to fully focus its attention on the execution of its strategic business plan.

Year 2000

   Until recently, computer programs were written using two digits rather than four to define the applicable year. Thus, such programs were unable to properly distinguish between the year 1900 and the year 2000. In October 1996, the Company initiated a comprehensive Year 2000 Project to address this issue. The Company determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company has also initiated discussions with its significant suppliers and large customers to determine the status of their compliance programs.

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

                             PHILLIPS-VAN HEUSEN CORPORATION


                             By:         Emanuel Chirico
                                           Emanuel Chirico
                                  Vice President and Controller
                                  (Principal Accounting Officer)

                             Date:  April 24, 1998

FORM 10-K/A No. 1

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS



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

     Notes to Consolidated Financial Statements. . . . . . . . . . . .   F-6

     Report of Ernst & Young LLP, Independent Auditors . . . . . . . .   F-19

     10 Year Financial Summary . . . . . . . . . . . . . . . . . . . .   F-20

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

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                             CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share data)

                                                                                   Feb. 1, 1998     Feb. 2, 1997
ASSETS
Current Assets:
   Cash, including cash equivalents of $1,413 and $1,861. . . . . . . . . . . . .      $ 11,748           $ 11,590
   Trade receivables, less allowances of $2,911 and $3,401. . . . . . . . . . . .        88,656             91,806
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       249,534            237,422
   Other, including deferred taxes of $19,031 and $4,300. . . . . . . . . . . . .        35,080             22,140
     Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       385,018            362,958
Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . .        94,582            137,060
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       116,467            120,324
Other Assets, including deferred taxes of $44,094 and $16,617 . . . . . . . . . .        64,392             37,094

                                                                                       $660,459           $657,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     7,900          $  20,000
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,233             36,355
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        89,202             55,754
   Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . .                           10,157
      Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       133,335            122,266
Long-Term Debt, less current portion. . . . . . . . . . . . . . . . . . . . . . .       241,004            189,398
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        65,815             55,614
Stockholders' Equity:
   Preferred stock, par value $100 per share; 150,000 shares
     authorized; no shares outstanding
   Common stock, par value $1 per share; 100,000,000 shares
     authorized; shares issued 27,179,244 and 27,045,705. . . . . . . . . . . . .        27,179             27,046
   Additional capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       116,954            116,296
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        76,172            146,816

      Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . .       220,305            290,158

                                                                                       $660,459           $657,436

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

                                    PHILLIPS-VAN HEUSEN CORPORATION

Property, Plant and Equipment

     Property, plant and equipment, at cost, are summarized as follows:

                                                                   Estimated
                                                                     Useful
                                                                     Lives              1997            1996

          Land. . . . . . . . . . . . . . . . . . . . . . . . . .                     $  1,646        $  1,774
          Buildings and building improvements . . . . . . . . . .  15-40 years          24,932          37,778
          Machinery and equipment, furniture
            and fixtures and leasehold
            improvements. . . . . . . . . . . . . . . . . . . . .   5-15 years         187,671         233,884

                                                                                       214,249         273,436
          Less:  Accumulated depreciation
                 and amortization . . . . . . . . . . . . . . . .                      119,667        136,376
                                                                                      $ 94,582        $137,060

Long-Term Debt

     Long-term debt, exclusive of current portion, is as follows:

                                                                                      1997            1996
          Revolving Credit Facility . . . . . . . . . . . . . . . . . . . . . .    $ 91,600       $ 40,000
          7.75% Debentures. . . . . . . . . . . . . . . . . . . . . . . . . . .      99,448         99,442
          7.75% Senior Notes. . . . . . . . . . . . . . . . . . . . . . . . . .      49,286         49,286
          Other debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         670            670
                                                                                   $241,004       $189,398

     PVH issued $100,000 of 7.75% Debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. Interest is payable semi-annually. Based on current market conditions, PVH estimates that the fair value of these Debentures on February 1, 1998, using discounted cash flow analyses, was approximately $93,400.

     On April 22, 1998, PVH completed a refinancing of its Revolving Credit Facility and its 7.75% Senior Notes by entering into a new $325,000 Senior Secured Credit Facility with a group of banks and by issuing $150,000 of 9.5% Senior Subordinated Notes due May 1, 2008. The net proceeds from the Senior Subordinated Notes were used to retire the 7.75% Senior Notes and to repay a portion of the amount due under PVH's prior Revolving Credit Facility. Accordingly, such amounts have been classified as long-term debt as of February 1, 1998.

     The new $325,000 Credit Facility has a 5 year term and all borrowings thereunder are due April 22, 2003. The Facility includes a revolving credit facility which allows PVH, at its option, to borrow and repay amounts up to $325,000. The Facility also includes a letter of credit facility with a sub-limit of $250,000 provided, however, that the aggregate maximum amount outstanding under both the revolving credit facility and the letter of credit facility is $325,000. Interest is payable quarterly at a spread over LIBOR or the prime rate, at the borrower's option, with the spread based on PVH's credit rating and certain financial ratios. The Facility also provides for payment of a fee on the unutilized portion of the Facility.

                                    PHILLIPS-VAN HEUSEN CORPORATION

Long-Term Debt (Continued)

     The 9.5% Senior Subordinated Notes have a yield to maturity of 9.58% and interest payable semi-annually.

     In connection with the 7.75% Debentures and the $325,000 Credit Facility, substantially all of PVH's trade receivables, inventories and property, plant and equipment have been pledged as collateral.

     In connection with the early retirement of the 7.75% Senior Notes, PVH paid a yield maintenance premium of $1,446, which will be classified as an extraordinary item in 1998.

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

                                     PHILLIPS-VAN HEUSEN CORPORATION

Stockholders' Equity - (Continued)

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

Stockholders' Equity - (Continued)

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


                                                    E&Y SIGNATURE STAMP

New York, New York
March 10, 1998, except for the
  Long-Term Debt Note, which
  is as of April 22, 1998

                                 PHILLIPS-VAN HEUSEN CORPORATION
                                     TEN-YEAR FINANCIAL SUMMARY
                   (In thousands, except per share data, percents and ratios)

                                                            1997(1)      1996(2)         1995(3)         1994(4)        1993
Summary of Operations
Net sales
  Apparel. . . . . . . . . . . . . . . . . . . . . . .   $  911,047      $  897,370    $1,006,701     $  812,993      $ 757,452
  Footwear and Related Products. . . . . . . . . . . .      438,960         462,223       457,427        442,472        394,942
                                                          1,350,007       1,359,593     1,464,128      1,255,466      1,152,394
Cost of goods sold and expenses. . . . . . . . . . . .    1,437,160       1,311,855     1,443,555      1,205,764      1,072,083
Interest expense, net. . . . . . . . . . . . . . . . .       20,672          23,164        23,199         12,793         16,679
Income (loss) before taxes . . . . . . . . . . . . . .     (107,825)         24,574        (2,626)        36,909         63,632
Income tax expense (benefit) . . . . . . . . . . . . .      (41,246)          6,044        (2,920)         6,894         20,380
Income (loss) from continuing operations . . . . . . .      (66,579)         18,530           294         30,015         43,252
Loss from discontinued operations. . . . . . . . . . .
Extraordinary loss, net of tax . . . . . . . . . . . .                                                                  (11,394)
     Net income (loss) . . . . . . . . . . . . . . . .   $  (66,579)    $    18,530   $       294     $   30,015     $   31,858

Per Share Statistics(5)
Basic Earnings Per Share:
Continuing operations. . . . . . . . . . . . . . . . .   $    (2.46)   $       0.69   $      0.01    $      1.13    $      1.66
Discontinued operations. . . . . . . . . . . . . . . .
Extraordinary loss . . . . . . . . . . . . . . . . . .                                                                    (0.44)
     Net income (loss) . . . . . . . . . . . . . . . .   $    (2.46)   $       0.69   $      0.01    $      1.13    $      1.22

Diluted Earnings Per Share:
Continuing operations. . . . . . . . . . . . . . . . .   $    (2.46)   $       0.68    $      0.01   $      1.11    $      1.60
Discontinued operations. . . . . . . . . . . . . . . .
Extraordinary loss . . . . . . . . . . . . . . . . . .                                                                    (0.42)
     Net income (loss) . . . . . . . . . . . . . . . .   $    (2.46)   $       0.68    $      0.01   $      1.11    $      1.18

Dividends paid per share . . . . . . . . . . . . . . .   $     0.15    $       0.15   $      0.15    $      0.15    $      0.15
Stockholders' equity per share.. . . . . . . . . . . .         8.11           10.73         10.20          10.35           9.33

Financial Position
Current assets . . . . . . . . . . . . . . . . . . . .    $ 385,018      $  362,958    $  444,664     $  429,670     $  418,702
Current liabilities. . . . . . . . . . . . . . . . . .      133,335         122,266       183,126        114,033        109,156
Working capital. . . . . . . . . . . . . . . . . . . .      251,683         240,692       261,538        315,637        309,546
Total assets . . . . . . . . . . . . . . . . . . . . .      660,459         657,436       749,055        596,284        554,771
Long-term debt . . . . . . . . . . . . . . . . . . . .      241,004         189,398       229,548        169,679        169,934
Convertible redeemable preferred stock . . . . . . . .
Stockholders' equity . . . . . . . . . . . . . . . . .      220,305         290,158       275,292        275,460        246,799

Other Statistics
Total debt to total capital (6). . . . . . . . . . . .         53.0%            43.1%        52.3%          38.2%          40.8%
Market value of stockholders' equity . . . . . . . . .     $328,000     $    365,000   $  270,000      $ 426,000      $ 949,000
Current ratio. . . . . . . . . . . . . . . . . . . . .          2.9              3.0          2.4            3.8            3.8
Average shares outstanding . . . . . . . . . . . . . .       27,108           27,004       26,726         26,563         26,142

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

of Phillips-Van Heusen Corporation and in the related Prospectuses of our report dated March 10, 1998 (except for the Long-Term Debt Note, which is as of April 22, 1998), with respect to the consolidated financial statements as amended and schedules of Phillips-Van Heusen Corporation included in this Form 10-K/A No. 1 for the year ended February 1, 1998.



                                                      ERNST & YOUNG LLP


New York, New York
April    , 1998