Form 10-Q
period 1998-05-03
PHILLIPS VAN HEUSEN CORP /DE/
filed 1998-06-16
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1998


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of June 2, 1998: 27,192,372 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants Review Report................................     1

Condensed Consolidated Balance Sheets as of May 3, 1998 and
February 1, 1998......................................................    2

Condensed Consolidated Statements of Operations for the thirteen weeks
ended May 3, 1998 and May 4, 1997.....................................    3

Condensed Consolidated Statements of Cash Flows for the thirteen
weeks ended May 3, 1998 and May 4, 1997...............................    4

Notes to Condensed Consolidated Financial Statements..................   5-6

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   7-10

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  11-13

Signatures............................................................   14

Exhibit--Acknowledgment of Independent Accountants....................   15

Exhibit--Financial Data Schedule......................................   16

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of May 3, 1998, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 3, 1998 and May 4, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Phillips-Van Heusen Corporation as of February 1, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 10, 1998, except for the long-term debt note, which is as of April 22, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                ERNST & YOUNG LLP



New York, New York
May 20, 1998

Phillips-Van Heusen Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                            UNAUDITED      AUDITED
                                                              May 3,     February 1,
                                                               1998          1998
ASSETS
 Current Assets:
  Cash, including cash equivalents of $6,009 and $1,413    $ 12,694      $ 11,748
  Trade receivables, less allowances of $2,769 and $2,911   101,901        88,656
  Inventories                                               261,739       249,534
  Other, including deferred taxes of $19,031                 34,994        35,080
      Total Current Assets                                  411,328       385,018
 Property, Plant and Equipment                               92,614        94,582
 Goodwill                                                   115,683       116,467
 Other Assets, including deferred taxes of $44,659 and
   $44,094                                                   70,620        64,392
                                                           $690,245      $660,459

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                            $ 48,000      $  7,900
  Accounts payable                                           32,214        36,233
  Accrued expenses                                           82,623        89,202
      Total Current Liabilities                             162,837       133,335
 Long-Term Debt                                             249,349       241,004
 Other Liabilities                                           65,262        65,815
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
   shares authorized; no shares outstanding
  Common Stock, par value $1 per share; 100,000,000
   shares authorized; shares issued 27,188,644
   and 27,179,244                                            27,189        27,179
 Additional Capital                                         117,019       116,954
 Retained Earnings                                           68,589        76,172
      Total Stockholders' Equity                            212,797       220,305

                                                           $690,245      $660,459





See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

                                                            Thirteen Weeks Ended
                                                            May 3,         May 4,
                                                             1998           1997
Net sales                                                  $295,765      $285,925

Cost of goods sold                                          193,257       186,957

Gross profit                                                102,508        98,968

Selling, general and administrative expenses                101,954       100,654

Year 2000 computer conversion expenses                        2,000

Loss before interest, taxes and extraordinary item           (1,446)       (1,686)

Interest expense, net                                         5,466         4,932

Loss before taxes and extraordinary item                     (6,912)       (6,618)

Income tax benefit                                            2,427         2,078

Loss before extraordinary item                               (4,485)       (4,540)

Extraordinary loss on debt retirement                        (1,060)

Net loss                                                   $ (5,545)     $ (4,540)

Basic and diluted net loss per share:

Loss before extraordinary item                             $  (0.16)     $  (0.17)

Extraordinary loss                                            (0.04)

Net loss per share                                         $  (0.20)     $  (0.17)

See accompanying notes.









Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

                                                           Thirteen Weeks Ended
                                                            May 3,        May 4,
                                                             1998          1997
OPERATING ACTIVITIES:
  Net Loss                                                $ (5,545)    $ (4,540)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                            6,785        6,982
    Equity income in Pyramid Sportswear                       (260)        (228)
    Deferred income taxes                                     (565)

  Changes in operating assets and liabilities:
    Receivables                                            (13,245)      (5,398)
    Inventories                                            (12,205)     (29,690)
    Accounts payable and accrued expenses                  (10,428)      (3,869)
    Deferred landlord contributions                         (1,129)      (1,382)
    Other-net                                               (1,264)        (967)
      Net Cash Used By Operating Activities                (37,856)     (39,092)


INVESTING ACTIVITIES:
  Property, plant and equipment acquired                    (3,553)      (3,354)


FINANCING ACTIVITIES:
  Net proceeds from issuance of 9.5% senior
    subordinated notes                                     145,104
  Repayment of 7.75% senior notes                          (49,286)
  Proceeds from revolving lines of credit                  117,000       49,001
  Payments on revolving lines of credit                   (168,500)
  Exercise of stock options                                     75          105
  Cash dividends                                            (2,038)      (2,030)
      Net Cash Provided By Financing Activities             42,355       47,076

Increase In Cash                                               946        4,630

Cash at beginning of period                                 11,748       11,590

Cash at end of period                                     $ 12,694     $ 16,220


See accompanying notes.



PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Company's Annual Report to Stockholders for the year ended February 1, 1998.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirteen weeks ended May 3, 1998 and May 4, 1997 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirteen weeks ended May 4, 1997 to present them on a basis consistent with the thirteen weeks ended May 3, 1998.

INVENTORIES

Inventories are summarized as follows:

                                         May 3,      February 1,
                                          1998          1998

            Raw materials               $ 14,325      $ 15,964
            Work in process               14,509        15,216
            Finished goods               232,905       218,354

                  Total                 $261,739      $249,534

Inventories are stated at the lower of cost or market. Cost for apparel inventories, excluding certain sportswear inventories, is determined using the last-in, first-out method (LIFO). Cost for footwear and certain sportswear inventories is determined using the first-in, first-out method (FIFO). Inventories would have been approximately $12,200 higher than reported at May 3, 1998 and February 1, 1998, if the FIFO method of inventory accounting had been used for all apparel.

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

EXTRAORDINARY LOSS

On April 22, 1998, PVH issued $150 million of 9.5% senior subordinated notes due May 1, 2008 and used the net proceeds to retire its intermediate term 7.75% senior notes and to repay a portion of the borrowings under its prior revolving credit facility. On the same day, PVH refinanced its revolving credit facility by entering into a new $325 million senior secured credit facility. In connection therewith, the Company paid a yield maintenance premium of $1.4 million and wrote off certain debt issue costs of $0.2 million. These items have been classified as an extraordinary loss, net of tax benefit of $0.5 million, in the first quarter of 1998.

SEGMENT DATA

PVH manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments under the provisions of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", PVH evaluated its operating divisions and product offerings. Under the aggregation criteria of Statement No. 131, PVH aggregated the results of its apparel divisions into the Apparel segment. This segment derives revenues from marketing dresswear, sportswear and accessories, principally under the brand names Van Heusen, Izod, Izod Club, Gant and Geoffrey Beene. PVH's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual and weekend footwear, apparel and accessories under the Bass brand name.

Sales for both segments occur principally in the United States. There are no inter-segment sales. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" for additional segment data.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following statements of operations and segment data show the Company's results from ongoing operations:

                                                          Statements of Operations
(In thousands)                                              Thirteen Weeks Ended
                                                            May 3,         May 4,
                                                             1998           1997
Net sales                                                  $295,765      $285,925

Cost of goods sold                                          193,257       186,957

Gross profit                                                102,508        98,968

Selling, general and administrative expenses                101,954       100,654

Income (loss) before year 2000 computer
  conversion expenses, interest and taxes                       554        (1,686)

Year 2000 computer conversion expenses                       (2,000)

Loss before interest and taxes                               (1,446)       (1,686)

Interest expense, net                                         5,466         4,932

Loss before taxes                                            (6,912)       (6,618)

Income tax benefit                                            2,427         2,078

Loss from ongoing operations                               $ (4,485)     $ (4,540)

                                                               Segment Data
                                                           Thirteen Weeks Ended
                                                            May 3,        May 4,
                                                             1998          1997

Net sales-apparel                                          $205,389      $193,298

Net sales-footwear and related products                      90,376        92,627

Total net sales                                            $295,765      $285,925

Operating income (loss)-apparel                            $  3,226      $   (544)

Operating income-footwear and
  related products                                              581         2,648

Total operating income                                        3,807         2,104

Corporate expenses                                           (3,253)       (3,790)

Income (loss) before Year 2000 computer
   conversion expenses, interest and taxes                 $    554      $ (1,686)


Excluding Year 2000 computer conversion expenses (net of tax benefit), basic and diluted net loss per share before extraordinary item for the thirteen weeks ended May 3, 1998, would have been ($0.12).

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 3, 1998 Compared to Thirteen Weeks Ended
May 4, 1997

APPAREL

Net sales of the Apparel segment in the first quarter were $205.4 million in 1998 and $193.3 million last year, an increase of 6.3%. This increase is due to a 19% increase in branded wholesale apparel sales, offset, in part, by the impact of the planned reduction in the number of retail outlet stores operated by the Company and the sale of the Company's private label sweater manufacturing business in the fourth quarter of 1997.

Gross profit on apparel sales in the first quarter was 33.6% in 1998 compared with 33.0% in the prior year, the fourth consecutive quarter of increased gross profit in this segment. This improvement is primarily a function of the changing mix in the Company's apparel business as evidenced by strong growth in branded wholesale sales and the planned reduction/divestment of underperforming businesses.

Selling, general and administrative expenses as a percentage of apparel sales in the first quarter decreased to 32.0% this year from 33.2% last year. The improved expense level relates principally to the Company's program of closing underperforming retail outlet stores.

FOOTWEAR AND RELATED PRODUCTS

Net sales of the Footwear and Related Products segment in the first quarter were $90.4 million in 1998 and $92.6 million last year, a decrease of 2.4%. This decrease was expected as Bass' sales and gross margins continued to be impacted by the unsuccessful repositioning in 1997 of the Bass brand to higher price points.

Gross profit on footwear and related products sales in the first quarter was 36.8% in 1998 compared with 38.4% in the prior year. As noted above, this decrease was expected. The Bass inventory position is now substantially improved, and the Company believes that the impact of the unsuccessful repositioning in 1997 should be behind it by the third quarter of 1998.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first quarter were 36.1% this year compared with 35.6% last year. While expense levels were essentially flat, the lower volume of sales caused the percentage relationship to net sales to increase.

INTEREST EXPENSE

Interest expense in the first quarter was $5.5 million in 1998 compared with $4.9 million last year. This increase resulted from increased debt levels associated with funding the Company's 1997 restructuring initiatives. On April 22, 1998, the Company issued $150 million of 9.5% senior subordinated notes due May 1, 2008, and used the net proceeds to retire its intermediate term 7.75% senior notes and reduce its revolving credit debt. At the same time, the Company re-syndicated and refinanced its revolving credit facility with a new $325 million senior secured credit facility with a group of 12 banks. While these refinancings will increase the overall cost of the

Company's borrowings, the Company believes they should provide a secure financial base which will allow the Company to focus its attention on the execution of its strategic business plan.

INCOME TAXES

Income taxes were estimated at a rate of 35.1% for the current year compared with last year's first quarter rate of 31.4%. The increase relates principally to the divestment in the fourth quarter of 1997 of the Company's sweater manufacturing operations in Puerto Rico, which had provided income that was exempt from Federal income taxes.

CORPORATE EXPENSES

Corporate expenses in the first quarter were $3.3 million in 1998 compared with $3.8 million last year.

YEAR 2000

The Company incurred $2.0 million of computer conversion expenses in the first quarter of 1998 in connection with making its computer systems Year 2000 compliant. The Company expects to incur additional Year 2000 computer conversion expenses of approximately $6.5 million in the current year and $8.5 million in 1999. The Company is utilizing both internal and external resources to remediate, or replace, and test the software for Year 2000 modifications, and anticipates completing the Year 2000 Project by June 30, 1999.

The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's estimates. The Company presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, or the systems of other companies on which the Company's systems and operations rely are not converted on a timely basis, the Year 2000 issue could have a material adverse impact on the Company's operations.

SEASONALITY

PVH's business is seasonal, with higher sales and income during its third and fourth quarters, which coincide with PVH's two peak retail selling seasons: the first running from the start of the back to school and fall selling seasons beginning in August and continuing through September, and the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

Also contributing to the strength of the third quarter is the high volume of fall shipments to wholesale customers which are generally more profitable than spring shipments. The slower spring selling season at wholesale combines with retail seasonality to make the first quarter particularly weak.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of PVH's business typically requires the use of cash to fund a build-up in the Company's inventory in the first half of each year. During the third and fourth quarters, the Company's higher level of sales tends to reduce its inventory and generate cash from operations.

Net cash used by operations in the first quarter totalled $37.9 million in 1998 and $39.1 million last year. The Company's seasonal inventory build-up was less than in the prior year due principally to a lower Bass inventory build-up than in the prior year. Partially offsetting the cash flow inventory improvement was a larger increase in trade receivables, due to an increase in wholesale sales, and a larger decrease in accrued expenses, due to spending associated with the Company's 1997 restructuring initiatives.

Capital spending in the first quarter was $3.6 million in 1998 as compared with $3.4 million last year. The Company anticipates a significant increase in overall capital spending levels in 1998 due principally to the anticipated consolidation of its New York City offices into one location.

On April 22, 1998, the Company issued $150 million of 9.5% senior subordinated notes due May 1, 2008, and used the net proceeds to retire its intermediate term 7.75% senior notes and reduce its revolving credit debt. At the same time, the Company re-syndicated and refinanced its revolving credit facility with a new $325 million senior secured credit facility with a group of 12 banks. While these refinancings will increase the overall cost of the Company's borrowings, the Company believes they should provide a secure financial base which will allow the Company to focus its attention on the execution of its strategic business plan. The new revolving credit facility also includes a letter of credit facility with a sub-limit of $250 million provided, however, that the aggregate maximum amount outstanding under both the revolving credit facility and the letter of credit facility is $325 million. The Company believes that its borrowing capacity under these facilities is adequate for its peak seasonal needs in the foreseeable future. In addition, the retirement of the Company's intermediate term 7.75% senior notes eliminates all long-term debt repayment requirements for the next 10 years.


                                     * * *

*******************************************************************************
*                                                                            *
* SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT   *
* OF 1995                                                                    *
*                                                                            *
* Forward-looking statements in this Form 10-Q report, including, without    *
* limitation, statements relating to the Company's plans, strategies,        *
* objectives, expectations and intentions, are made pursuant to the safe     *
* harbor provisions of the Private Securities Litigation Reform Act of 1995. *
* Investors are cautioned that such forward-looking statements are inherently*
* subject to risks and uncertainties, many of which cannot be predicted with *
* accuracy, and some of which might not be anticipated, including, without   *
* limitation, the following: (i) the Company's plans, strategies, objectives,*
* expectations and intentions are subject to change at any time at the       *
* discretion of the Company; (ii) the levels of sales of the Company's       *
* apparel and footwear products, both to its wholesale customers and in its  *
* retail stores, and the extent of discounts and promotional pricing in which*
* the Company is required to engage; (iii) the Company's plans and results   *
* of operations will be affected by the Company's ability to manage its      *
* growth and inventory; and (iv) other risks and uncertainties indicated     *
* from time to time in the Company's filings with the Securities and Exchange*
* Commission.                                                                *
*****************************************************************************

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

     4.6 Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party hereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent.

     4.7 Indenture, dated as of April 22, 1998, with PVH as issuer and Union Bank of California, N.A., as Trustee.

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

     27.   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended May 3, 1998.

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


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




June 16, 1998                        /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                    Exhibit 15


May 20, 1998


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

of our report dated May 20, 1998 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation which are included in its Form 10-Q for the thirteen week period ended
May 3, 1998.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                           ERNST & YOUNG LLP


New York, New York