Form 10-Q
period 1998-08-02
PHILLIPS VAN HEUSEN CORP /DE/
filed 1998-09-15
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1998


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of September 8, 1998: 27,214,565 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants Review Report.................................    1

Condensed Consolidated Balance Sheets as of August 2, 1998 and
February 1, 1998......................................................    2

Condensed Consolidated Statements of Operations for the thirteen
weeks and twenty-six weeks ended August 2, 1998 and August 3, 1997....    3

Condensed Consolidated Statements of Cash Flows for the
twenty-six weeks ended August 2, 1998 and August 3, 1997..............    4

Notes to Condensed Consolidated Financial Statements..................   5-6

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   7-13


PART II -- OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Stockholders..............   14

ITEM 6 - Exhibits and Reports on Form 8-K.............................  14-17

Signatures............................................................   18

Exhibit--Acknowledgment of Independent Accountants....................   19

Exhibit--Financial Data Schedule......................................   20

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of August 2, 1998, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods ended August 2, 1998 and August 3, 1997, and the related condensed consolidated statements of cash flows for the twenty-six week periods ended August 2, 1998 and August 3, 1997. These financial statements are the responsibility of the Company's management.

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



New York, New York
August 19, 1998

Phillips-Van Heusen Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                             UNAUDITED    AUDITED
                                                             August 2,  February 1,
                                                                1998        1998
ASSETS
 Current Assets:
  Cash, including cash equivalents of $1,285 and $1,413      $  4,576   $ 11,748
  Trade receivables, less allowances of $2,704 and $2,911      85,024     88,656
  Inventories                                                 302,782    249,534
  Other, including deferred taxes of $19,031                   42,366     35,080
      Total Current Assets                                    434,748    385,018
 Property, Plant and Equipment                                 90,284     94,582
 Goodwill                                                     114,902    116,467
 Other Assets, including deferred taxes of $44,659 and
   $44,094                                                     71,592     64,392
                                                             $711,526   $660,459

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                              $ 63,600   $  7,900
  Accounts payable                                             36,742     36,233
  Accrued expenses                                             77,855     89,202
      Total Current Liabilities                               178,197    133,335
 Long-Term Debt                                               249,364    241,004
 Other Liabilities                                             69,328     65,815
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
   shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000
   shares authorized; shares issued 27,202,747
   and 27,179,244                                              27,203     27,179
 Additional Capital                                           117,145    116,954
 Retained Earnings                                             70,289     76,172
      Total Stockholders' Equity                              214,637    220,305

                                                             $711,526   $660,459






See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

                                                  Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                  August 2,  August 3,   August 2,    August 3,
                                                    1998       1997        1998         1997
Net sales                                         $306,371   $313,458    $602,136     $599,383

Cost of goods sold                                 197,308    217,811     390,565      404,418

Gross profit                                       109,063     95,647     211,571      194,965

Selling, general and administrative expenses        95,770    101,010     197,724      202,014

Year 2000 computer conversion expenses               2,250        -         4,250          -

Facility and store closing and restructuring
  and other expenses                                   -       41,150        -          41,150

Income (loss) before interest, taxes and
  extraordinary item                                11,043    (46,513)      9,597      (48,199)

Interest expense, net                                6,654      5,344      12,120       10,276

Income (loss) before taxes and
  extraordinary item                                 4,389    (51,857)     (2,523)     (58,475)

Income tax expense (benefit)                         1,669    (18,572)       (759)     (20,650)

Income (loss) before extraordinary item              2,720    (33,285)     (1,764)     (37,825)

Extraordinary loss on debt retirement                 -          -         (1,060)        -

Net income (loss)                                 $  2,720   $(33,285)   $ (2,824)    $(37,825)

Basic and diluted net income (loss) per share:

Income (loss) before extraordinary item           $   0.10   $  (1.23)   $  (0.06)    $  (1.40)

Extraordinary loss, net of tax benefit                -          -          (0.04)        -

Net income (loss) per share                       $   0.10   $  (1.23)   $  (0.10)    $  (1.40)

In the second quarter of 1997, the Company recorded a non-recurring pre-tax charge of $57,000 related to a series of actions the Company has taken to accelerate the execution of its ongoing strategy to build its brands.  Such amount has been recorded in the statements of operations for the thirteen and twenty-six weeks ended August 3, 1997 as follows:

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

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

                                                        Twenty-Six Weeks Ended
                                                        August 2,    August 3,
                                                          1998          1997

OPERATING ACTIVITIES:
  Net loss                                              $ (2,824)    $(37,825)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                         13,474       13,067
    Write-off of assets                                                18,800
    Deferred income taxes                                   (565)     (19,988)
    Equity income in Pyramid Sportswear                     (520)        (700)
  Changes in operating assets and liabilities:
    Receivables                                            3,632        8,901
    Inventories                                          (53,248)     (84,744)
    Accounts payable and accrued expenses                (11,118)      28,278
    Other-net                                             (5,125)       9,671
      Net Cash Used By Operating Activities              (56,294)     (64,540)


INVESTING ACTIVITIES:
  Property, plant and equipment acquired                  (7,952)      (6,794)


FINANCING ACTIVITIES:
  Net proceeds from issuance of 9.5% senior
    subordinated notes                                   145,104          -
  Repayment of 7.75% senior notes                        (49,286)         -
  Proceeds from revolving lines of credit                120,600       77,000
  Payments on revolving lines of credit                 (156,500)         -
  Exercise of stock options                                  215          263
  Cash dividends                                          (3,059)      (3,045)
      Net Cash Provided By Financing Activities           57,074       74,218

Increase (decrease) In Cash                               (7,172)       2,884

Cash at beginning of period                               11,748       11,590

Cash at end of period                                   $  4,576     $ 14,474

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

The results of operations for the twenty-six weeks ended August 2, 1998 and August 3, 1997 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirteen and twenty-six weeks ended August 3, 1997 to present that information on a basis consistent with the twenty-six weeks ended August 2, 1998.

INVENTORIES

Inventories are summarized as follows:

                                      August 2,     February 1,
                                        1998           1998

           Raw materials              $ 14,452       $ 15,964
           Work in process              14,192         15,216
           Finished goods              274,138        218,354

                 Total                $302,782       $249,534

Inventories are stated at the lower of cost or market. Cost for apparel inventories, excluding certain sportswear inventories, is determined using the last-in, first-out method (LIFO). Cost for footwear and certain sportswear inventories is determined using the first-in, first-out method (FIFO). Inventories would have been approximately $12,200 higher than reported at August 2, 1998 and February 1, 1998, if the FIFO method of inventory accounting had been used for all apparel.

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

FACILITY AND STORE CLOSING AND RESTRUCTURING AND OTHER EXPENSES

On July 31, 1997, the Company announced that it would take a series of actions to accelerate the execution of its ongoing strategy to build its brands. Included in these actions were the closing of approximately 150 outlet stores, repositioning the Gant brand in the United States to be consistent with its highly successful positioning in Europe and Asia, exiting the sweater manufacturing business and restructuring warehousing and distribution facilities as well as other logistical and administrative areas in order to reduce costs and improve efficiencies. As a result, the Company recorded a non-recurring pre-tax charge of $57,000 ($36,800 after tax, or $1.36 a diluted share) in the second quarter of 1997.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

In the second quarter of 1997, the Company recorded a non-recurring pre-tax charge of $57 million related to a series of actions the Company has taken to accelerate the execution of its ongoing strategy to build its brands. See Notes to Condensed Consolidated Financial Statements.

The following statements of operations, segment data and discussion (where noted) segregate this non-recurring charge from the Company's ongoing operations.

(In thousands)                             Statements of Operations
                                 Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                 8/2/98       8/3/97     8/2/98       8/3/97

Net sales                       $306,371     $313,458   $602,136     $599,383

Cost of goods sold (per page 3)  197,308      217,811    390,565      404,418
Non-recurring charge                          (15,850)                (15,850)

Gross profit before
  non-recurring charge           109,063      111,497    211,571      210,815

SG&A expenses and non-recurring
  charge                          95,770      142,160    197,724      243,164
Non-recurring charge                          (41,150)                (41,150)

Selling, general and
  administrative expenses
  before non-recurring charge     95,770      101,010    197,724      202,014

Income before Year 2000
  computer conversion expenses,
  interest, taxes and
  non-recurring charge            13,293       10,487     13,847        8,801

Year 2000 computer conversion
  expenses                         2,250                   4,250

Income before interest, taxes
  and non-recurring charge        11,043       10,487      9,597        8,801

Interest expense, net              6,654        5,344     12,120       10,276
Income tax expense (benefit)       1,669        1,628       (759)        (450)

Income (loss) from ongoing
  operations before
  non-recurring charge             2,720        3,515     (1,764)      (1,025)

Non-recurring charge, net
  of tax benefit                              (36,800)                (36,800)

Extraordinary loss, net of
  tax benefit                                             (1,060)

Net income (loss)               $  2,720     $(33,285)  $ (2,824)    $(37,825)

(In thousands)                                  Segment Data
                                 Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                 8/2/98       8/3/97     8/2/98       8/3/97

Net sales-apparel               $203,597     $201,825   $408,986     $395,123
Net sales-footwear and
  related products               102,774      111,633    193,150      204,260

Total net sales                 $306,371     $313,458   $602,136     $599,383

Operating income-apparel        $  9,058     $  7,371   $ 12,284     $  6,827

Operating income-footwear
  and related products             7,137        7,748      7,718       10,396

Total operating income            16,195       15,119     20,002       17,223

Corporate expenses                (2,902)      (4,632)    (6,155)      (8,422)

Income (loss) before Year
  2000 computer conversion
  expenses, interest, taxes
  and non-recurring charge      $ 13,293     $ 10,487   $ 13,847     $  8,801

Excluding Year 2000 computer conversion expenses (net of tax benefit), basic and diluted earnings per share before extraordinary item for the thirteen and twenty-six weeks ended August 2, 1998, would have been $0.16 and $0.04, respectively.


Thirteen Weeks Ended August 2, 1998 Compared With Thirteen Weeks Ended August 3, 1997

APPAREL SEGMENT

Net sales of the Company's apparel segment in the second quarter increased to $203.6 million in 1998 compared with $201.8 million last year, a 0.9% increase. In the current quarter, branded wholesale apparel sales increased 13.1%, which was largely offset by the planned reduction in retail outlet stores and the divestment of the Company's private label sweater manufacturing business.

Gross profit on apparel sales was 34.0% in the current quarter compared with 33.5% last year (before the non-recurring charge), the fifth consecutive quarter of increased gross margin in this segment. Strength in dress shirts and Van Heusen sportswear were the primary factors in this increase.

Selling, general and administrative expenses as a percentage of apparel sales was 29.5% in the current quarter compared with 29.8% last year (before the non-recurring charge). The improved expense level relates principally to the Company's program of closing underperforming retail outlet stores.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the second quarter were $102.8 million in 1998 compared with $111.6 million last year, a decrease of 7.9%. This decrease was expected as Bass' sales and gross margins continued to be impacted negatively by the unsuccessful repositioning in Fall 1997 of the Bass brand to higher price points.

Gross profit on footwear and related products sales was 38.5% in the second quarter of 1998 compared with 39.1% last year (before the non-recurring charge). As noted above, this decreased was expected. The correction of the Bass inventory level was completed ahead of schedule in the second quarter, paving the way for an expected turnaround at Bass for the balance of the year.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the second quarter was 31.6% in 1998 compared with 32.2% in 1997 (before the non-recurring charge). The decrease is due to a reduction in the Bass wholesale division's operating expenses.

INTEREST EXPENSE

Interest expense in the second quarter was $6.7 million in 1998 compared with $5.3 million last year. This increase resulted from higher debt levels associated with funding the Company's 1997 restructuring initiatives and from increased borrowing costs associated with the refinancings completed by the Company in the current year's first quarter, which extended the maturities of its long-term debt.

INCOME TAXES

Income tax expense in the second quarter of 1998 includes an adjustment to bring the year-to-date tax rate to the full year estimated rate of 30.0%. The 1998 tax rate is higher than the full year 1997 rate of 23.9% (before non-recurring charges) due to tax exempted income from operations in Puerto Rico comprising a smaller percentage of 1998 pre-tax income than in the prior year, due principally to the divestment of the Company's Puerto Rico sweater manufacturing operations.

CORPORATE EXPENSES

Corporate expenses in the second quarter were $2.9 million in 1998 compared with $4.6 million in 1997. The decrease relates to the timing of certain expenses, as corporate expenses for the full year are expected to approximate the 1997 total.

Twenty-Six Weeks Ended August 2, 1998 Compared With Twenty-Six Weeks Ended August 3, 1997

APPAREL SEGMENT

Net sales of the Company's apparel segment in the first half were $409.0 million in 1998, an increase of 3.5% from the prior year's $395.1 million. Sales of the Company's wholesale branded apparel business increased 16.4% in the current year's first half compared with last year. This was offset, in part, by the planned reduction in retail outlet stores and the divestment of the Company's private label sweater manufacturing business.

Gross profit on apparel sales was 33.8% in the first half of 1998 compared with 33.2% last year (before the non-recurring charge). Strength in dress shirts, Van Heusen sportswear and Geoffrey Beene were the primary factors in this increase.

Selling, general and administrative expenses as a percentage of apparel sales in the first half was 30.8% in 1998 compared with 31.5% in 1997 (before the non-recurring charge). The improved expense level relates principally to the Company's program of closing underperforming retail outlet stores.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the first half were $193.2 million in 1998, a 5.4% decrease from $204.3 million last year. This decrease was expected as Bass' sales and gross margins continued to be impacted negatively by the unsuccessful repositioning in Fall 1997 of the Bass brand to higher price points.

Gross profit on footwear and related products sales was 37.7% in the first half of 1998 compared with 38.8% last year (before the non-recurring charge). As noted above, this decrease was expected. The correction of the Bass inventory level was completed ahead of schedule in the second quarter, paving the way for an expected turnaround at Bass for the balance of the year.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first half was 33.7% in both 1998 and 1997 (before the non-recurring charge).

INTEREST EXPENSE

Interest expense in the first half was $12.1 million in 1998 compared with $10.3 million last year. This increase resulted from higher debt levels associated with funding the Company's 1997 restructuring initiatives and from increased borrowing costs associated with the refinancings completed by the Company in the current year's first quarter, which extended the maturities of its long-term debt.

INCOME TAXES

Income taxes in the first half were estimated at a rate of 30.0% in 1998 compared with last year's full year rate of 23.9% (before non-recurring charges). The 1998 tax rate is higher due to tax exempted income from operations in Puerto Rico comprising a smaller percentage of 1998 pre-tax income than in the prior year, due principally to the divestment of the Company's Puerto Rico sweater manufacturing operations.

CORPORATE EXPENSES

Corporate expenses in the first half were $6.2 million in 1998 compared with $8.4 million in 1997. The decrease relates to the timing of certain expenses, as corporate expenses for the full year are expected to approximate the 1997 total.

YEAR 2000

The Company incurred $2.3 million and $4.3 million of computer conversion expenses in the current quarter and first half of 1998, respectively, in connection with making its computer systems Year 2000 compliant. The Company expects to incur additional Year 2000 computer conversion expenses of approximately $4.2 million in the current year and $8.5 million in 1999. The Company is utilizing both internal and external resources to remediate, or replace, and test the software for Year 2000 modifications.

The Company has identified three phases of its Year 2000 Project:
(i) Inventory, (ii) Assessment and (iii) Remediation and Testing. As of September 1, 1998 the Inventory and Assessment phases have been completed, and significant progress has been made in the remediation and testing phase. The Company anticipates completing the Year 2000 Project by June 30, 1999.

The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's estimates. The Company presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. The Company has also communicated with its customers and suppliers in order to determine whether the Year 2000 issue will impact the ability of those companies' computer systems to interface with the Company's systems or will otherwise impact the ability of those companies to transact business with the Company. The Company is not aware of any such material issues with its customers and suppliers. However, due to uncertainties inherent in the Year 2000 issue, the Company has developed various courses of action to mitigate the effect of any unforeseen disruptions resulting from non-compliance either by the Company's computer systems, or those of other companies on which the Company's systems and operations rely. Notwithstanding such contingency plans, if the required modifications and conversions are not made, or are not completed timely, or the systems of other companies on which the Company's systems and operations rely are not converted on a timely basis, the Year 2000 issue could have a material adverse impact on the Company's operations.

FACILITY AND STORE CLOSING AND RESTRUCTURING AND OTHER EXPENSES

On July 31, 1997, the Company announced that it would take a series of actions to accelerate the execution of its ongoing strategy to build its brands. Included in these actions were the closing of approximately 150 outlet stores, repositioning the Gant brand in the United States to be consistent with its highly successful positioning in Europe and Asia, exiting the sweater manufacturing business and restructuring warehousing and distribution facilities as well as other logistical and administrative areas in order to reduce costs and improve efficiencies. As a result, the Company recorded a non-recurring pre-tax charge of $57 million ($36.8 million after tax or $1.36 a diluted share) in the second quarter of 1997.

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

Net cash used by operations in the first half was $56.3 million in 1998 and $64.5 million last year. The Company's seasonal inventory build-up was less than in the prior year due principally to a lower Bass inventory build-up than in the prior year, and to a lesser extent, the divestment of the Company's private label sweater manufacturing business. Partially offsetting this decrease was spending in 1998 associated with the Company's 1997 restructuring initiatives.

Capital spending in the first half was $8.0 million in 1998 compared with $6.8 million last year. The Company anticipates a significant increase in overall capital spending levels in 1998 due principally to the anticipated consolidation of its New York City offices into one location.

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





                                     * * *

*******************************************************************************
*                                                                            *
* SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF*
* 1995                                                                       *
*                                                                            *
* Forward-looking statements in this Form 10-Q report, including, without    *
* limitation, statements relating to the Company's plans, strategies,        *
* objectives, expectations and intentions, are made pursuant to the safe     *
* harbor provisions of the Private Securities Litigation Reform Act of 1995. *
* Investors are cautioned that such forward-looking statements are inherently*
* subject to risks and uncertainties, many of which cannot be predicted with *
* accuracy, and some of which might not be anticipated, including, without   *
* limitation, the following: (i) the Company's plans, strategies, objectives,*
* expectations and intentions are subject to change at any time at the       *
* discretion of the Company; (ii) the levels of sales of the Company's       *
* apparel and footwear products, both to its wholesale customers and in its  *
* retail stores, and the extent of discounts and promotional pricing in which*
* the Company is required to engage; (iii) the Company's plans and results of*
* operations will be affected by the Company's ability to manage its growth  *
* and inventory; (iv) the timing and effectiveness of programs dealing       *
* with the Year 2000 issue; and (v) other risks and uncertainties indicated  *
* from time to time in the Company's filings with the Securities and Exchange*
* Commission.                                                                *
*                                                                            *
******************************************************************************

                          Part II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual stockholders' meeting was held on June 18, 1998. There were present in person or by proxy, holders of 24,596,846 shares of Common Stock, or 90.5% of all votes eligible for the meeting.

The following directors were elected to serve for a term of one year:

                                   For            Vote Withheld

Edward H. Cohen                 24,199,685           397,161
Joseph B. Fuller                24,197,285           399,561
Joel H. Goldberg                24,198,933           397,913
Marc Grosman                    24,193,293           403,553
Dennis F. Hightower             24,200,235           396,611
Bruce J. Klatsky                24,198,142           398,704
Maria Elena Lagomasino          24,197,185           399,661
Harry N.S. Lee                  24,200,279           396,567
Bruce Maggin                    24,198,835           398,011
Sylvia M. Rhone                 24,193,443           403,403
Peter J. Solomon                24,199,285           397,561
Mark Weber                      24,198,364           398,482
Irwin W. Winter                 24,198,708           398,138


The proposal for Ernst & Young LLP to serve as the Company's independent auditors until the next stockholders' meeting was ratified. The vote was 24,526,862 For and 54,276 Against.

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

     4.6 Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party hereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.6 to the Company's report on Form 10-Q for the period ended May 3,
           1998).

     4.7 Indenture, dated as of April 22, 1998, with PVH as issuer and Union Bank of California, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to the Company's report on Form 10-Q for the period ended May 3, 1998).

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

     10.14 Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997 (incorporated by reference to Exhibit 10.14 to the Company's report on Form 10-Q for the period ending August 3,
           1997).

     10.15 Phillips-Van Heusen Corporation Senior Management Bonus Program for fiscal year 1998.

     15.   Acknowledgement of Independent Accountants.

     27.   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended August 2, 1998.

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


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




September 15, 1998                  /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                  Exhibit 15



August 19, 1998


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

of our reports dated August 19, 1998 and May 20, 1998 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation that are included in its Forms 10-Q for the thirteen week periods ended August 2, 1998 and May 3, 1998.

Pursuant to Rule 436(c) of the Securities Act of 1933, our reports are a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                           ERNST & YOUNG LLP


New York, New York
                                     -19-