Form 10-Q
period 1998-11-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 1998-12-14
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1998


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of December 2, 1998: 27,274,084 shares.
PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants Review Report.................................    1

Condensed Consolidated Balance Sheets as of November 1, 1998 and
February 1, 1998......................................................    2

Condensed Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended November 1, 1998 and
November 2, 1997......................................................    3

Condensed Consolidated Statements of Cash Flows for the
thirty-nine weeks ended November 1, 1998 and November 2, 1997.........    4

Notes to Condensed Consolidated Financial Statements..................   5-6

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   7-13


PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  14-16

Signatures............................................................   17

Exhibit--Acknowledgment of Independent Accountants....................   18

Exhibit--Financial Data Schedule......................................   19

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of November 1, 1998, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 1, 1998 and November 2, 1997, and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended November 1, 1998 and November 2, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Phillips-Van Heusen Corporation as of February 1, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 10, 1998, except for the long-term debt note, which is as of April 22, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                ERNST & YOUNG LLP



New York, New York
November 17, 1998

Phillips-Van Heusen Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                            UNAUDITED     AUDITED
                                                           November 1,  February 1,
                                                               1998         1998
ASSETS
 Current Assets:
  Cash, including cash equivalents of $6,695 and $1,413      $ 11,070    $ 11,748
  Trade receivables, less allowances of $2,323 and $2,911     125,969      88,656
  Inventories                                                 285,512     249,534
  Other, including deferred taxes of $19,031                   40,825      35,080
      Total Current Assets                                    463,376     385,018
 Property, Plant and Equipment                                 91,652      94,582
 Goodwill                                                     114,123     116,467
 Other Assets, including deferred taxes of $44,659 and
   $44,094                                                     75,601      64,392
                                                             $744,752    $660,459

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                              $ 84,100    $  7,900
  Accounts payable                                             30,855      36,233
  Accrued expenses                                             85,405      89,202
      Total Current Liabilities                               200,360     133,335
 Long-Term Debt                                               248,709     241,004
 Other Liabilities                                             67,768      65,815
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
   shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000
   shares authorized; shares issued 27,237,213
   and 27,179,244                                              27,237      27,179
 Additional Capital                                           117,394     116,954
 Retained Earnings                                             83,284      76,172
      Total Stockholders' Equity                              227,915     220,305

                                                             $744,752    $660,459






See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

                                               Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                              November 1, November 2,  November 1, November 2,
                                                 1998        1997         1998        1997
Net sales                                       $374,392    $413,643     $976,528  $1,013,026

Cost of goods sold                               246,329     273,527      636,894     677,945

Gross profit                                     128,063     140,116      339,634     335,081

Selling, general and administrative expenses      98,849     114,153      296,573     316,167

Year 2000 computer conversion expenses             2,125                    6,375

Facility and store closing, restructuring
  and other expenses                                                                   41,150

Income (loss) before interest, taxes and
  extraordinary item                              27,089      25,963       36,686     (22,236)

Interest expense, net                              7,374       5,958       19,494      16,234

Income (loss) before taxes and
  extraordinary item                              19,715      20,005       17,192     (38,470)

Income tax expense (benefit)                       5,699       5,453        4,940     (15,197)

Income (loss) before extraordinary item           14,016      14,552       12,252     (23,273)

Extraordinary loss on debt retirement,
  net of tax benefit                                                       (1,060)

Net income (loss)                               $ 14,016    $ 14,552     $ 11,192  $  (23,273)

Basic net income (loss) per share:
Income (loss) before extraordinary item         $   0.51    $   0.54     $   0.45  $    (0.86)
Extraordinary loss, net of tax benefit                                      (0.04)
Net income (loss) per share                     $   0.51    $   0.54     $   0.41  $    (0.86)

Diluted net income (loss) per share:
Income (loss) before extraordinary item         $   0.51    $   0.53     $   0.45  $    (0.86)
Extraordinary loss, net of tax benefit                                      (0.04)
Net income (loss) per share                     $   0.51    $   0.53     $   0.41  $    (0.86)

In the second quarter of 1997, the Company recorded a non-recurring pre-tax charge of $57,000 related to a series of actions the Company has taken to accelerate the execution of its ongoing strategy to build its brands. Such amount has been recorded in the statement of operations for the thirty-nine weeks ended November 2, 1997 as follows:

Cost of goods sold                                          $15,850
Facility and store closing and restructuring
  and other expenses                                         41,150
                                                             57,000
Income tax benefit                                          (20,200)
                                                            $36,800
See accompanying notes.
                                               -3-

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

                                                      Thirty-Nine Weeks Ended
                                                     November 1,   November 2,
                                                        1998          1997
OPERATING ACTIVITIES:
  Net income (loss)                                   $ 11,192       $(23,273)
  Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
    Depreciation and amortization                       19,199         19,297
    Write-off of assets                                                18,800
    Deferred income taxes                                 (565)       (19,988)
    Equity income in Pyramid Sportswear                   (864)          (756)
  Changes in operating assets and liabilities:
    Receivables                                        (46,228)       (52,505)
    Inventories                                        (35,977)       (79,358)
    Accounts payable and accrued expenses              (10,182)        46,149
    Other-net                                            1,004         10,088
      Net Cash Used By Operating Activities            (62,421)       (81,546)


INVESTING ACTIVITIES:
  Property, plant and equipment acquired               (15,092)       (12,882)


FINANCING ACTIVITIES:
  Net proceeds from issuance of 9.5% senior
    subordinated notes                                 145,104
  Repayment of 7.75% senior notes                      (49,286)
  Proceeds from revolving lines of credit              160,600        113,505
  Payments on revolving lines of credit               (176,000)        (6,800)
  Exercise of stock options                                498            677
  Cash dividends                                        (4,081)        (4,062)
      Net Cash Provided By Financing Activities         76,835        103,320

Increase (decrease) in cash                               (678)         8,892

Cash at beginning of period                             11,748         11,590

Cash at end of period                                 $ 11,070       $ 20,482

See accompanying notes.


PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the annual financial statements, including the notes thereto, included in the Company's Annual Report to Stockholders for the year ended February 1, 1998.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirty-nine weeks ended November 1, 1998 and November 2, 1997 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirteen and thirty-nine weeks ended November 2, 1997 to present that information on a basis consistent with the thirteen and thirty-nine weeks ended November 1, 1998.

INVENTORIES

Inventories are summarized as follows:

                                     November 1,     February 1,
                                        1998            1998

           Raw materials              $ 10,243       $ 15,964
           Work in process              17,688         15,216
           Finished goods              257,581        218,354

                 Total                $285,512       $249,534

Inventories are stated at the lower of cost or market. Cost for apparel inventories, excluding certain sportswear inventories, is determined using the last-in, first-out method (LIFO). Cost for footwear and certain sportswear inventories is determined using the first-in, first-out method (FIFO). Inventories would have been approximately $10,900 and $12,200 higher than reported at November 1, 1998 and February 1, 1998, respectively, if the FIFO method of inventory accounting had been used for all apparel.

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

EXTRAORDINARY LOSS

On April 22, 1998, PVH issued $150 million of 9.5% senior subordinated notes due May 1, 2008 and used the net proceeds to retire its intermediate term 7.75% senior notes and to repay a portion of the borrowings under its prior revolving credit facility. On the same day, PVH refinanced its revolving credit facility by entering into a new $325 million senior secured credit facility. In connection with the retirement of the intermediate term 7.75% senior notes, the Company paid a yield maintenance premium of $1.4 million and wrote off certain debt issue costs of $0.2 million. These items have been classified as an extraordinary loss, net of tax benefit of $0.5 million, in the first quarter of 1998.

FACILITY AND STORE CLOSING, RESTRUCTURING AND OTHER EXPENSES

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

(In thousands)                             Statements of Operations
                                 Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                                 11/1/98      11/2/97    11/1/98      11/2/97

Net sales                       $374,392     $413,643   $976,528   $1,013,026

Cost of goods sold (per page 3)  246,329      273,527    636,894      677,945
Non-recurring charge                                                  (15,850)

Gross profit before
  non-recurring charge           128,063      140,116    339,634      350,931

SG&A expenses and non-recurring
  charge                          98,849      114,153    296,573      357,317
Non-recurring charge                                                  (41,150)

Selling, general and
  administrative expenses
  before non-recurring charge     98,849      114,153    296,573      316,167

Income before Year 2000
  computer conversion expenses,
  interest, taxes and
  non-recurring charge            29,214       25,963     43,061       34,764

Year 2000 computer conversion
  expenses                         2,125                   6,375

Income before interest, taxes
  and non-recurring charge        27,089       25,963     36,686       34,764

Interest expense, net              7,374        5,958     19,494       16,234
Income tax expense before
  non-recurring charge             5,699        5,453      4,940        5,003

Income from ongoing
  operations before
  non-recurring charge            14,016       14,552     12,252       13,527

Non-recurring charge, net
  of tax benefit                                                      (36,800)

Extraordinary loss, net of
  tax benefit                                             (1,060)

Net income (loss)               $ 14,016     $ 14,552   $ 11,192   $  (23,273)
                                         -7-

(In thousands)                                  Segment Data
                                 Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                                 11/1/98      11/2/97    11/1/98      11/2/97

Net sales-apparel               $256,252     $284,963   $665,238   $  680,086
Net sales-footwear and
  related products               118,140      128,680    311,290      332,940

Total net sales                 $374,392     $413,643   $976,528   $1,013,026

Operating income-apparel        $ 25,090     $ 25,431   $ 37,374   $   32,258

Operating income-footwear
  and related products             8,095        4,327     15,813       14,723

Total operating income            33,185       29,758     53,187       46,981

Corporate expenses                (3,971)      (3,795)   (10,126)     (12,217)

Income before Year 2000
  computer conversion
  expenses, non-recurring
  charge, interest and taxes    $ 29,214     $ 25,963   $ 43,061   $   34,764

Excluding Year 2000 computer conversion expenses (net of tax benefit), diluted earnings per share before extraordinary item for the thirteen and thirty-nine weeks ended November 1, 1998 would have been $0.57 and $0.61, respectively.


Thirteen Weeks Ended November 1, 1998 Compared With Thirteen Weeks Ended November 2, 1997

APPAREL SEGMENT

Net sales of the Company's apparel segment in the third quarter decreased to $256.3 million in 1998 compared with $285.0 million last year, a 10.1% decrease. This decrease resulted principally from the Company's planned strategic initiatives to close underperforming retail outlet stores and divest its sweater manufacturing business. It was also reflective of generally weak retail conditions.

Gross profit on apparel sales was 33.5% in the current quarter compared with 33.3% last year.

Selling, general and administrative expenses as a percentage of apparel sales was 23.7% in the current quarter compared with 24.4% last year. The improved expense level relates principally to the tighter management of expenses and the planned reduction in brand marketing expenditures against the prior year's advertising launch for the Company's brands.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the third quarter were $118.1 million in 1998 compared with $128.7 million last year, a decrease of 8.2%. This decrease relates principally to generally weak retail conditions, resulting in a reduction in sales at Bass' retail outlet stores.

Gross profit on footwear and related products sales was 35.5% in the third quarter of 1998 compared with 35.2% last year.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the third quarter was 28.6% in 1998 compared with 31.9% in 1997. The decrease is due principally to the tighter management of expenses and the planned reduction in brand marketing expenditures against the prior year's advertising launch.

INTEREST EXPENSE

Interest expense in the third quarter was $7.4 million in 1998 compared with $6.0 million last year. This increase resulted from higher debt levels associated with funding the Company's 1997 restructuring initiatives and from increased borrowing costs associated with the refinancings completed by the Company in the current year's first quarter, which extended the maturities of its long-term debt.

INCOME TAXES

Income tax expense in the third quarter of 1998 includes an adjustment to bring the year-to-date tax rate to the full year estimated rate of 28.7%. The 1998 tax rate is higher than the full year 1997 rate of 23.9% (before non-recurring charges) due to tax exempted income from operations in Puerto Rico comprising a smaller percentage of 1998 pre-tax income than in the prior year, due principally to the divestment of the Company's Puerto Rico sweater manufacturing operations.

CORPORATE EXPENSES

Corporate expenses in the third quarter were $4.0 million in 1998 compared with $3.8 million in 1997. Corporate expenses for the full year are expected to approximate the 1997 total.

Thirty-Nine Weeks Ended November 1, 1998 Compared With Thirty-Nine Weeks Ended November 2, 1997

APPAREL SEGMENT

Net sales of the Company's apparel segment in the first nine months were $665.2 million in 1998, a decrease of 2.2% from the prior year's $680.1 million. This decrease resulted principally from the Company's planned strategic initiatives to close underperforming retail outlet stores and divest its sweater manufacturing business. This decrease was offset partially by a 7.5% increase in sales of wholesale branded apparel.

Gross profit on apparel sales was 33.7% in the first nine months of 1998 compared with 33.3% last year (before the non-recurring charge). Strength in dress shirts, Van Heusen and Geoffrey Beene were the primary factors in this increase.

Selling, general and administrative expenses as a percentage of apparel sales in the first nine months was 28.1% in 1998 compared with 28.5% in 1997 (before the non-recurring charge). The improved expense level relates principally to the tighter management of expenses and the planned reduction in brand marketing expenditures against the prior year's advertising launch for the Company's brands.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the first nine months were $311.3 million in 1998, a 6.5% decrease from $332.9 million last year. This decrease resulted from the current quarter's sales reduction at Bass' retail outlet stores noted above and Bass' sales and gross margins being impacted negatively in the current year's first half by the unsuccessful repositioning in Fall 1997 of the Bass brand to higher price points.

Gross profit on footwear and related products sales was 36.9% in the first nine months of 1998 compared with 37.4% last year (before the non-recurring charge). Bass' gross profit improved slightly in the current year's third quarter compared with the prior year. However, this improvement was more than offset by the negative impact in the first half of this year of the unsuccessful repositioning noted above.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first nine months was 31.8% in 1998 and 33.0% in 1997 (before the non-recurring charge). This improvement resulted from the tighter management of expenses and the planned reduction in brand marketing expenditures against the prior year's advertising launch.

INTEREST EXPENSE

Interest expense in the first nine months was $19.5 million in 1998 compared with $16.2 million last year. This increase resulted from higher debt levels associated with funding the Company's 1997 restructuring initiatives and from increased borrowing costs associated with the refinancings completed by the Company in the current year's first quarter, which extended the maturities of its long-term debt.

INCOME TAXES

Income taxes in the first nine months were estimated at a rate of 28.7% in 1998 compared with last year's full year rate of 23.9% (before non-recurring charges). The 1998 tax rate is higher due to tax exempted income from operations in Puerto Rico comprising a smaller percentage of 1998 pre-tax income than in the prior year, due principally to the divestment of the Company's Puerto Rico sweater manufacturing operations.

CORPORATE EXPENSES

Corporate expenses in the first nine months were $10.1 million in 1998 compared with $12.2 million in 1997. The decrease relates to the timing of certain expenses, as corporate expenses for the full year are expected to approximate the 1997 total.

YEAR 2000

The Company incurred $2.1 million and $6.4 million of computer conversion expenses in the current quarter and first nine months of 1998, respectively, in connection with making its computer systems Year 2000 compliant. The Company expects to incur additional Year 2000 computer conversion expenses of approximately $2.1 million in the current year and $10.0 million in 1999. The Company is utilizing both internal and external resources to remediate, or replace, and test the software for Year 2000 modifications.

The Company has identified three phases of its Year 2000 Project:
(i) Inventory, (ii) Assessment and (iii) Remediation and Testing. The Inventory and Assessment phases were completed in the first quarter of 1998. As of December 1, 1998, significant progress has been made in the remediation and testing phase. The Company anticipates completing the Year 2000 Project by June 30, 1999.

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

FACILITY AND STORE CLOSING, RESTRUCTURING AND OTHER EXPENSES

On July 31, 1997, the Company announced that it would take a series of actions to accelerate the execution of its ongoing strategy to build its brands. Included in these actions were the closing of approximately 150 outlet stores, repositioning the Gant brand in the United States to be consistent with its highly successful positioning in Europe and Asia, exiting the sweater manufacturing business and restructuring warehousing and distribution facilities as well as other logistical and administrative areas in order to reduce costs and improve efficiencies. As a result, the Company recorded a non-recurring pre-tax charge of $57 million ($36.8 million after tax or $1.36 a diluted share) in the second quarter of 1997. As of November 1, 1998, the majority of this reserve has been utilized.

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

Net cash used by operations in the first nine months was $62.4 million in 1998 and $81.5 million last year. The Company's seasonal inventory build-up was less than in the prior year due principally to a lower Bass inventory build-up than in the prior year. Partially offsetting this reduction in cash flow was spending in 1998 associated with the Company's 1997 restructuring initiatives.

Capital spending in the first nine months was $15.1 million in 1998 compared with $12.9 million last year. The Company anticipates a significant increase in overall capital spending levels in 1998 due principally to the anticipated consolidation of its New York City offices into one location in early 1999.

On April 22, 1998, the Company issued $150 million of 9.5% senior subordinated notes due May 1, 2008, and used the net proceeds to retire its intermediate term 7.75% senior notes and reduce its revolving credit debt. At the same time, the Company re-syndicated and refinanced its revolving credit facility with a new $325 million senior secured credit facility with a group of 12 banks. While these refinancings will increase the overall cost of the Company's borrowings, the Company believes they should provide a secure financial base which will allow the Company to focus its attention on the execution of its strategic business plan. The new revolving credit facility also includes a letter of credit facility with a sub-limit of $250 million provided, however, that the aggregate maximum amount outstanding under both the revolving credit facility and the letter of credit facility is $325 million. The Company believes that its borrowing capacity under these facilities is adequate for its peak seasonal needs in the foreseeable future. In addition, the refinancings have eliminated all long-term debt repayment requirements for the next 10 years.





                                     * * *

********************************************************************************
                                                                               *
* SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF  *
* 1995                                                                         *
*                                                                              *
* Forward-looking statements in this Form 10-Q report, including, without      *
* limitation, statements relating to the Company's plans, strategies,          *
* objectives, expectations and intentions, are made pursuant to the safe harbor*
* provisions of the Private Securities Litigation Reform Act of 1995.          *
* Investors are cautioned that such forward-looking statements are inherently  *
* subject to risks and uncertainties, many of which cannot be predicted with   *
* accuracy, and some of which might not be anticipated, including, without     *
* limitation, the following: (i) the Company's plans, strategies, objectives,  *
* expectations and intentions are subject to change at any time at the         *
* discretion of the Company; (ii) the levels of sales of the Company's apparel *
* and footwear products, both to its wholesale customers and in its retail     *
* stores, and the extent of discounts and promotional pricing in which the     *
* Company is required to engage; (iii) the Company's plans and results of      *
* operations will be affected by the Company's ability to manage its growth    *
* and inventory; (iv) the timing and effectiveness of programs dealing         *
* with the Year 2000 issue; and (v) other risks and uncertainties indicated    *
* from time to time in the Company's filings with the Securities and Exchange  *
* Commission.                                                                  *
*                                                                              *
********************************************************************************

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

     10.14 Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997 (incorporated by reference to Exhibit 10.14 to the Company's report on Form 10-Q for the period ending August 3,
           1997).

     10.15 Phillips-Van Heusen Corporation Senior Management Bonus Program for fiscal year 1998 (incorporated by reference to Exhibit 10.15 to the Company's report on Form 10-Q for the period ending August 2,
           1998).

     15.   Acknowledgement of Independent Accountants.

     27.   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended November 1, 1998.

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


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




December 13, 1998                   /s/ Emanuel Chirico
                                    Emanuel Chirico, Controller
                                    Vice President and
                                    Chief Accounting Officer

                                                                    Exhibit 15

November 17, 1998


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in

      (i) Post-Effective Amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), which relates to the Phillips-Van Heusen Corporation Employee Savings and Retirement Plan,

      (ii) Registration Statement (Form S-8, No. 33-50841) and Registration Statement (Form S-8, No. 33-59602), each of which relate to the Phillips-Van Heusen Corporation Associates Investment Plan for Residents of the Commonwealth of Puerto Rico,

      (iii) Registration Statement (Form S-8, No. 33-59101), which relates to the Voluntary Investment Plan of Phillips-Van Heusen Corporation (Crystal Brands Division),

      (iv) Post-Effective Amendment No. 4 to Registration Statement (Form S-8, No. 2-72959), Post Effective Amendment No. 6 to Registration Statement (Form S-8, No. 2-64564), and Post Effective Amendment No. 13 to Registration Statement (Form S-8, No. 2-47910), each of which relate to the 1973 Employee's Stock Option Plan of Phillips-Van Heusen Corporation, and

      (v) Registration Statement (Form S-8, No. 33-38698), Post-Effective Amendment No. 1 to Registration Statement (Form S-8, No. 33-24057) and Registration Statement (Form S-8, No. 33-60793), each of which relate to the Phillips-Van Heusen Corporation 1987 Stock Option Plan,

      (vi) Registration Statement (Form S-8, No. 333-29765) which relates to the Phillips-Van Heusen Corporation 1997 Stock Option Plan,

of our reports dated November 17, 1998, August 19, 1998 and May 20, 1998 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation that are included in its Forms 10-Q for the thirteen week periods ended November 1, 1998, August 19, 1998 and May 20, 1998.

Pursuant to Rule 436(c) of the Securities Act of 1933, our reports are a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                           ERNST & YOUNG LLP


New York, New York
                                     -18-