Form 10-K
period 1999-01-31
PHILLIPS VAN HEUSEN CORP /DE/
filed 1999-04-28
CIK 78239

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended January 31, 1999    Commission file number: 1-724

                        PHILLIPS-VAN HEUSEN CORPORATION
            (Exact name of registrant as specified in its charter)

                            DELAWARE              13-1166910
                (State of incorporation)        (IRS Employer
                                                 Identification No.)
                              200 Madison Avenue
                           New York, New York 10016
                   (Address of principal executive offices)

                                 212-381-3500
                        (Registrant's telephone number)


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

                               Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of the voting stock of registrant held by nonaffiliates of the registrant as of April 1, 1999 was approximately $185,000,000.


   Number of shares of Common Stock outstanding as of April 1, 1999:
27,287,985.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                    Location in Form 10-K
                      Document                      in which incorporated

              Registrant's Proxy Statement               Part III
                for the Annual Meeting of
         Stockholders to be held on June 17, 1999

                                     * * *

*******************************************************************************
*                                                                            *
* SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF*
* 1995                                                                       *
*                                                                            *
* This Annual Report on Form 10-K contains certain forward-looking           *
* statements within the meaning of Section 27A of the Securities Act of      *
* 1933 and Section 21E of the Securities Exchange Act of 1934, including,    *
* without limitation, statements relating to the Company's plans, strategies,*
* objectives, expectations and intentions, are made pursuant to the safe     *
* harbor provisions of the Private Securities Litigation Reform Act of 1995. *
* Investors are cautioned that such forward-looking statements are           *
* inherently subject to risks and uncertainties, many of which cannot be     *
* predicted with accuracy, and some of which might not be anticipated,       *
* including, without limitation, the following: (i) the Company's plans,     *
* strategies, objectives, expectations and intentions are subject to change  *
* at any time at the discretion of the Company; (ii) the levels of sales of  *
* the Company's apparel and footwear products, both to its wholesale         *
* customers and in its retail stores, and the extent of discounts and        *
* promotional pricing in which the Company is required to engage; (iii) the  *
* Company's plans and results of operations will be affected by the          *
* Company's ability to manage its growth and inventory; (iv) the timing      *
* and effectiveness of programs dealing with the Year 2000 issue; and        *
* (v) other risks and uncertainties indicated from time to time in the       *
* Company's filings with the Securities and Exchange Commission.             *
*                                                                            *
******************************************************************************


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

Overview

   The Company is a leading marketer of men's, women's and children's apparel and footwear, sold under four nationally recognized brand names -- Van Heusen, Bass, Izod and Geoffrey Beene -- in the dress shirt, casual footwear, and sportswear categories. From February 1995 until February 1999, the Company had also owned a fifth nationally recognized brand, Gant. On February 26, 1999, the Company sold the Gant trademark and certain related assets associated with the Company's Gant operations to Pyramid Sportswear AB, which was the brand's international licensee.

The Company is brand focused and manages the design, sourcing and manufacturing of substantially all of its products on a brand by brand basis. The Company's products include both dress and sport shirts and casual shoes and, to a lesser extent, sweaters, neckwear, furnishings, bottoms, outerwear and leather and canvas accessories. Excluding Gant, approximately 20% of the Company's net sales in fiscal 1998 were derived from sales of dress shirts, 33% from sales of footwear and related products and 47% from sales of other apparel goods, primarily branded sportswear. The Company markets its products at a wholesale level through national and regional department store chains and also directly to consumers through its own retail stores, generally located in factory outlet retail malls. The Company believes that marketing through the wholesale channel provides the opportunity to build brand equity and represents its core business, and views its retail business as a complement to its strong branded positions in the wholesale market.

   Excluding sales of Gant products, the Company's Van Heusen, Bass, Izod and Geoffrey Beene brands collectively accounted for approximately 93% of the Company's net sales in fiscal 1998. The Company owns three of the four brands, with sales of the fourth -- Geoffrey Beene -- being under licensing agreements with that designer. In fiscal 1998, the Company began marketing DKNY brand men's dress shirts under a licensing agreement with Donna Karan. In addition, in March 1999, the Company entered into a licensing agreement with Supreme International to market dress shirts under the John Henry and Manhattan brands.

   The Company's brands enjoy national recognition in their respective sectors of the market and share a rich heritage with between 40 and 120 years of operating history. In the United States, Van Heusen is the best selling men's dress shirt brand, the best selling men's woven sport shirt brand and the best selling men's sweater brand. Geoffrey Beene is the best selling men's designer dress shirt brand in the United States. The Company believes that its overall share of the United States men's dress shirt market, including its branded, designer and private label offerings, is the largest of any company. In the United States, Izod and Izod Club brand products include one of the best selling men's sweater brands, one of the best selling men's basic knit shirts and the number one ranked golf apparel brand in pro shops and resorts. Bass is the leading brand of men's, women's and children's casual shoes at the moderate price range in the United States.

   The Company markets its four premier brands to different segments of the market, appealing to varied demographic sectors and a broad spectrum of consumers. This diversity of the Company's brands is intended to minimize competition among the brands. The Van Heusen brand, designed to target the moderate price range, appeals to a fashion sensitive 'middle American' consumer. The typical Bass consumer is fashion conscious with a sense of individuality, attitude and a youthful, spirited point of view. The Company's Izod brand is 'active inspired', designed to sell on the main floor of department stores largely in knitwear categories in the moderate to upper moderate price range. Geoffrey Beene is targeted toward a more fashion-forward consumer who is prepared to purchase apparel in the upper moderate price range. The Company's products are designed to appeal to relatively stable demographic sectors and generally are not reliant on rapidly changing fashion trends.

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

   Consistent with its strategy of developing its brands, the Company has focused on the wholesale sector -- primarily department stores -- as the key source of distribution for its products. The Company believes that the wholesale channel generally, and department stores specifically, provide the best means of promoting a fully conceptualized image for each of its brands and of securing broad awareness of its products and image. The Company's wholesale customers for branded and designer apparel include May Co., Federated, JC Penney, Dayton Hudson, Belk's and Saks, Inc. The Company's customers for footwear include Federated, May Co., Dillard's, Dayton Hudson, Belk's and Saks, Inc.

   While focused on the wholesale sector, the Company also sells its products directly to consumers in Company-owned stores located primarily in factory outlet retail malls. At the end of fiscal 1998, the Company operated 666 stores, 26 of which are Gant stores which will close in fiscal 1999. The remaining stores are operated in four formats, matching each of the Company's premier brands -- Van Heusen, Bass, Izod and Geoffrey Beene. Van Heusen and Bass, which have the broadest national recognition, followed by Izod, are in the broadest range of malls. Geoffrey Beene stores are located in malls where that brand has greater name recognition. Historically, the Company participated in the significant expansion of the factory outlet mall sector, capitalizing on mall expansion to build a portfolio of approximately 1,000 stores and generate significant sales and cash flow growth. However, this strategy left the Company reliant on mall growth rather than on brand and market share development as the primary driver of expansion, contributing to a deterioration in the quality and stability of earnings and failed to strengthen the image and brand equity in its major businesses. Since 1995, the Company has significantly reduced the number of its retail locations and has closed its least profitable stores to optimize its portfolio. The Company's retail presence remains an important complement to its strong branded positions in the wholesale market, facilitating product experimentation, the gathering of market intelligence and effective inventory control.

   The Company was incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881, and, with respect to Bass, a business begun in 1876. The Company's principal executive offices are located at 200 Madison Avenue, New York, New York 10016; its telephone number is (212) 381-3500.

Business

 Apparel

  Dress Shirts

   The Company's dress shirts currently are marketed principally under the Van Heusen and Geoffrey Beene brands. These two brands are the leaders in men's dress shirts in their respective markets, with a combined unit market share in the key United States department store sector of 30% in 1998, an increase of four percentage points over the prior year. In addition, the Company markets its dress shirts under the Bass and Etienne Aigner brands, as well as under various private label names. In fiscal 1998, the Company began marketing DKNY brand men's dress shirts under a licensing agreement with Donna Karan. In addition, in March 1999, the Company entered into a licensing agreement with Supreme International to market dress shirts under the John Henry and Manhattan brands.

   Van Heusen dress shirts have provided a strong foundation for the Company for most of its 118-year history and now constitute the best-selling men's dress shirt brand in the United States. The Van Heusen dress shirt is marketed at wholesale in the moderate price range to major department stores and men's specialty stores nationwide, including Federated, May Co., JC Penney and Mervyns. Its primary competitors are 'Arrow' brand and private label shirts.

   The Company markets Geoffrey Beene men's dress shirts under a license agreement with that designer, which expires in 2003, and which may be extended, at the Company's option, through 2013. Geoffrey Beene dress shirts are the best-selling men's designer dress shirts in the United States. Geoffrey Beene dress shirts are sold in the upper moderate price range to major department stores and men's specialty stores nationwide, including Federated, May Co. and Saks, Inc. Geoffrey Beene dress shirts compete with those of other designers, including 'Perry Ellis' and 'Ralph Lauren Polo'.

   Bass dress shirts are marketed at wholesale to major department stores, including Federated and Dayton Hudson, and are sold in the upper moderate price range. DKNY dress shirts are sold in the better price range to major department stores and men's specialty stores nationwide, including Federated, May Co. and Saks, Inc. DKNY dress shirts are targeted to younger and more contemporary customers.

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

  Sportswear

   The Company's sportswear products are marketed principally under the Van Heusen, Izod, Izod Club and Geoffrey Beene brands.

   Van Heusen is the best-selling men's woven sport shirt brand and best-selling men's sweater brand in the United States. Van Heusen apparel also includes knit sport shirts and golf apparel. Like Van Heusen branded dress shirts, Van Heusen branded sport shirts and sweaters are marketed at wholesale in the moderate price range to major department stores and men's specialty stores nationwide, including JC Penney, Mervyns, May Co. and Federated. The Company believes that the main floor classification business in department stores is becoming increasingly important and that there are few important brands in that category. As a result, the Company believes that the success of Van Heusen dress shirts in department stores where it is part of the stores' classification offerings supports its presence in the department stores' sportswear classification offerings and presents a significant opportunity for further development.

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

   Izod occupies a major presence in department stores as a main floor lifestyle classification sportswear brand. Izod branded apparel products consist of active inspired men's and women's sportswear, including Izod sweaters (one of the best-selling men's sweater brands in the United States), knitwear (one of the best-selling basic knit shirt brand in the United States), slacks, fleecewear and microfiber jackets. These products are marketed in the moderate to upper moderate price range in major department store locations, including May Co., Federated, JC Penney, Saks, Inc. and Belk's.

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

   Izod Club branded golf apparel is marketed principally to golf pro shops and resorts across the United States in the better price range and is ranked as the number one golf brand in that channel of distribution. Products marketed in the Izod Club men's and women's collections include knit shirts, sweaters, bottoms, outerwear, windshirts, headwear and hosiery. Izod Club women's products have been sold since 1997 at Nordstrom stores and since 1998 at Dayton Hudson department stores. Izod Club has developed a professional golf tournament strategy, which was highlighted by its management of the merchandising efforts at the 1998 U.S. Open. In addition, four of the top women golf professionals on the LPGA tour wear Izod Club golf apparel, making the Izod Club brand highly visible on the golf course and on televised LPGA events.

   The Company's Geoffrey Beene stores offer dress and sport shirts, neckwear, furnishings, outerwear, bottoms and sportswear. Through their product mix, the Geoffrey Beene stores seek to meet the full needs of men's wardrobes (excluding suits) from dress furnishings to sportswear. The merchandising strategy is focused on an upscale, fashion forward consumer who is prepared to purchase apparel in the upper moderate price range. Most Geoffrey Beene stores also offer a full line of women's casual apparel bearing the Geoffrey Beene name. The Company offers Geoffrey Beene products in its stores under a license agreement which expires in 2002 and is renewable, at the Company's option, through 2011.

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

   Beginning in fiscal 1999, the Company plans to capitalize on the success of Geoffrey Beene dress shirts by introducing Geoffrey Beene sportswear into the men's classification departments of department stores.

   The Company's extensive resources in both product development and sourcing have permitted it to market successfully private label sport shirts to major retailers, including Wal-Mart, Target and Sears. Private label golf apparel is marketed to traditional department and specialty stores, national retail chains and catalog merchants. The Company also markets private label shirts to companies in service industries, including major airlines and food chains. The Company believes it is one of the largest marketers of private label sport shirts in the United States.

 Footwear and Related Products

   The Company manufactures, procures for sale and markets a broad range of updated casual and dress casual shoes and related products for men, women and children under the Bass brand. The brand has a long history of highly recognizable and innovative products. Bass is the leading brand of men's, women's and children's casual shoes at the moderate price range in the United States.

   With the continued trend to a more casual workplace, Bass is well-positioned to deliver appropriate fashion products. Traditional and classic footwear continues to be less important, while modern and updated styles take over as fashion right. The brand's updated casual and dress casual footwear assortments fit directly into this trend.

   Bass' traditional wholesale customers are major department stores and specialty shoe stores throughout the United States, including Federated, May Co., Dillard's, Dayton Hudson, Belk's and Saks, Inc. Bass also markets its footwear internationally and sells limited amounts of footwear to retailers in Europe, Canada, South America, the Middle East, Africa and Asia. All footwear is designed in-house, regardless of source, to maintain tight control of the styling and quality offered by the brand.

   The Company's Bass factory outlet retail stores typically carry an assortment of Bass shoes and accessories for men, women and children, in the moderate price range, as well as complementary products not sold to wholesale customers.

Competition

   The apparel industry is highly competitive due to its fashion orientation, its mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. The Company's apparel wholesale divisions experience competition in branded, designer and private label products. Some of the larger dress shirt competitors include:
Cluett American ('Arrow' brand); Salant Corporation ('Perry Ellis' brand); Smart Shirt (private label shirt division of Kellwood); Capital Mercury (private label shirts); and Oxford Industries (private label shirts). The increase in the Company's dress shirts' market share is, in part, attributable to the decrease in sales of the 'Arrow' brand of Cluett American. The Geoffrey Beene brand has increased its lead in sales over other dress shirt brands. Some of the larger sportswear competitors include: Warnaco ('Chaps' brand); Supreme International ('Natural Issue' brand); Ashworth ('Cutter and Buck' brand) and 'Arrow' sport shirts.

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

   The process from initial design to finished product varies greatly, but generally spans nine to 12 months prior to each selling season. Apparel and footwear product lines are developed primarily for two major selling seasons, spring and fall. However, certain Company product lines require more frequent introductions of new merchandise. Raw materials and production commitments are generally made four to 12 months prior to production and quantities are finalized at that time. In addition, sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made both to increase or reduce availability. The Company's substantial efforts in the area of quick response to sales trends (through the expanded use of EDI) enhance its inventory flexibility and reduce production overruns. EDI provides a computer link between the Company and its wholesale customers that enables both the customer and the Company to track sales, inventory and shipments.

   A portion of the Company's dress shirts are manufactured in the Company's domestic apparel manufacturing facility in Alabama as well as in Costa Rica and Honduras. However, most of the Company's dress shirts and substantially all of its sportswear are sourced and manufactured to the Company's specifications by independent manufacturers in the Far East, Middle East and

Caribbean areas who meet its quality and cost requirements. Footwear is manufactured in the Company's factories located in Puerto Rico and the Dominican Republic, as well as by independent manufacturers which meet its quality and cost requirements, principally located in Brazil and the Far East.

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

Advertising and Promotion

   The Company has used national advertising to communicate the Company's marketing message since the 1920s. The Company advertises primarily in national print media, including fashion, entertainment/human interest, business, men's, women's and sports magazines. The Company continues its efforts in cooperative advertising, as it believes that brand awareness and in-store positioning are further supplemented by the Company's continuation of such a program.

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

Trademarks

   The Company has the exclusive right to use the Izod name in most countries, the Van Heusen name in North, Central and South America as well as the Philippines, and the exclusive worldwide right to use the Bass name for footwear. The Company has registered or applied for registration of numerous other trademarks for use on a variety of items of apparel and footwear and related products and owns many foreign trademark registrations. It presently has pending a number of applications for additional trademark registrations.

The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

Licensing

   The Company has various agreements under which it licenses the use of its brand names. The Company licenses the Van Heusen name for apparel products in Canada and in most of the South and Central American countries. In the United States, the Company currently licenses the use of the Van Heusen name for various products that it does not manufacture or source, including boy's apparel, sleepwear, eyeglasses, neckwear and other accessories and is exploring the possibility of licensing the name for use on other products.
The Company licenses the use of the Izod name for infants, toddlers and children's clothing, 'big and tall' apparel and men's headwear and sleepwear in the United States, and for men's and women's sportswear in Canada.

   The Company plans to continue expanding its worldwide marketing efforts, utilizing licenses and other techniques for all its brands, especially under the Izod and Izod Club trademarks. A substantial portion of sales by its domestic licensing partners are made to the Company's largest customers.
While the Company has significant control over its licensing partners' products and advertising, it relies on its licensing partners for, among other things, operational and financial control over their businesses. In addition, failure by the Company to maintain its existing licensing alliances could adversely affect the Company's financial condition and results of operations. Although the Company believes in most circumstances it could replace existing licensing partners if necessary, its inability to do so for any period of time could adversely affect the Company's revenues both directly from reduced licensing revenue received and indirectly from reduced sales of the Company's other products. To the extent the equity and awareness of each of the Company's brands grows, the Company expects to gain even greater opportunities to build on its licensing efforts.

Tariffs and Import Restrictions

   A substantial portion of the Company's products is manufactured by contractors located outside the United States. These products are imported and are subject to United States Customs laws, which impose tariffs as well as import quota restrictions established by the United States government. However, a significant portion of the Company's apparel products is imported from its Caribbean Basin manufacturing facilities and is therefore eligible for certain duty-advantaged programs commonly known as '9802 Programs' and NAFTA benefits for imports from Mexico. While importation of goods from certain countries from which the Company obtains goods may be subject to embargo by United States Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas and can, in most cases, shift production to contractors located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on the Company's business.

Employees

   As of January 31, 1999, the Company employed approximately 7,550 persons on a full-time basis and approximately 3,500 persons on a part-time basis. Approximately 4% of the Company's 11,050 employees are represented for the purpose of collective bargaining by three different unions. Additional persons, some represented by these three unions, are employed from time to time based upon the Company's manufacturing schedules and retailing seasonal needs. The Company believes that its relations with its employees are satisfactory.

Item 2.  Properties

   The Company maintains its principal executive offices at 200 Madison Avenue, New York, New York, occupying approximately 132,000 square feet under a lease which expires on May 31, 2014. The Company also maintains administrative offices in Bridgewater, New Jersey, where the Company occupies a building of approximately 153,000 square feet under a lease which expires on July 30, 2007 and in Portland, Maine, where the Company occupies a building of approximately 99,000 square feet under a lease which expires on October 1, 2008. The following tables summarize the manufacturing facilities, warehouses and distribution centers, administrative offices and retail stores of the
Company:

                                    Apparel

                                                            Square Feet of
                                                         Floor Space (000's)

                                                        Owned  Leased  Total

Manufacturing Facilities . . . . . . . . . . . . . .       57    124     181
Warehouses and Distribution Centers. . . . . . . . .    1,769    123   1,892
Administrative . . . . . . . . . . . . . . . . . . .       16    333     349
Retail Stores. . . . . . . . . . . . . . . . . . . .        6  1,678   1,684

                                                        1,848  2,258   4,106

                         Footwear and Related Products

                                                        Owned  Leased  Total

Manufacturing Facilities . . . . . . . . . . . . . .        0    145     145
Warehouses and Distribution Centers. . . . . . . . .      179     57     236
Administrative . . . . . . . . . . . . . . . . . . .       20    123     143
Retail Stores. . . . . . . . . . . . . . . . . . . .        8  1,371   1,379

                                                          207  1,696   1,903

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

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

   Certain information with respect to the market for the Company's common stock, which is listed on the New York Stock Exchange, and related security holder matters appears under the heading "Selected Quarterly Financial Data" on page F-18 and under the heading "Ten Year Financial Summary" on pages F-20 and F-21. As of April 1, 1999, there were 1,448 stockholders of record of the Company's common stock.

Item 6.  Selected Financial Data

   Selected Financial Data appears under the heading "Ten Year Financial Summary" on pages F-20 and F-21.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Adjusted Statements of Operations

(In thousands)                               1998         1997         1996

Net Sales                                 $1,303,085   $1,350,007   $1,359,593
Cost of goods sold                           856,160      891,965      910,517

Gross profit before non-recurring charges    446,925      458,042      449,076

SG&A expenses before Y2K costs and
  non-recurring charges                      394,940      412,495      401,338

Income before interest, taxes, Y2K costs
  and non-recurring charges                   51,985       45,547       47,738
Interest expense, net                         26,112       20,672       23,164

Income before taxes, Y2K costs and
  non-recurring charges                       25,873       24,875       24,574
Income tax expense                             6,696        5,954        6,044

Income from ongoing operations before
  Y2K costs and  non-recurring charges        19,177       18,921       18,530
Y2K costs, net of tax benefit                 (6,290)

Extraordinary loss on debt retirement,
  net of tax benefit                          (1,060)
Non-recurring charges, net of tax benefit                 (85,500)

Net income (loss)                         $   11,827   $  (66,579)  $   18,530

                             Adjusted Segment Data

(In thousands)                               1998         1997         1996

Net sales-Apparel                         $  896,863   $  911,047   $  897,370
Net sales-Footwear and Related Products      406,222      438,960      462,223

Total net sales                           $1,303,085   $1,350,007   $1,359,593

Operating income-Apparel                  $   50,302   $   45,416   $   30,021
Operating income-Footwear and
  Related Products                            17,183       15,382       32,888

Total operating income                    $   67,485   $   60,798   $   62,909
Corporate expenses                           (15,500)     (15,251)     (15,171)

Income-before interest, taxes, Y2K costs
  and non-recurring charges               $   51,985   $   45,547   $   47,738

   The foregoing adjusted statements of operations and segment data segregate Year 2000 computer conversion costs (Y2K costs) and non-recurring charges from the Company's ongoing operations.

   The results of operations in 1998 include pre-tax Y2K costs of $8.5 million. The results of operations in 1997 include pre-tax non-recurring charges of $132.7 million, relating principally to a series of actions the Company has taken to accelerate the execution of its ongoing strategy to build its brands. Such costs and charges have been shown as separate components of selling, general and administrative expenses in the respective consolidated financial statements, except for $46.0 million of non-recurring charges related to inventory markdowns that was included in cost of goods sold.

   The review which follows discusses PVH's results of operations before such costs and charges.

   Fiscal 1998 was very much a year of contrasts. We accomplished a great deal toward our strategic goal of maximizing the value of our brands. However, overall financial results were disappointing as our earnings were relatively flat and we did not reach our current year financial goal of 15% earnings growth.

On the plus side:

o Bass footwear recovered from its unsuccessful brand repositioning efforts in 1997. Our Footwear and Related Products segment, in the early stages of its financial turnaround, increased its operating income 12% over the prior year. A major cost reduction program has been implemented allowing Bass to return to its heritage positioning at moderate price points. And its new lines for Spring and Fall, 1999 have been met with considerable enthusiasm from its wholesale customers.

o Our Apparel segment recorded an 11% operating income improvement over the prior year, led by the performance of our Dress Shirt group. Van Heusen and Geoffrey Beene again increased their share of the department store dress shirt market-to a combined 30% in 1998 compared with 26% in 1997 and 21% in 1996. In addition, our very successful introduction of DKNY dress shirts, under a new license agreement with Donna Karan, adds a younger, more contemporary component to our Dress Shirt group.

o The recently completed sale of the Gant brand to Pyramid Sportswear both strengthens our financial position and optimizes our mix of sportswear brands. It allows us to focus on our moderate to upper-moderate sportswear brands-Van Heusen, Izod and Geoffrey Beene. We believe we can achieve the same success in sportswear on the main floor of department stores that we have realized in our dress shirt business. In addition, our 19% ownership in Pyramid gives us an ongoing participation in the highly successful international operations of Gant.

o The refinancing of our balance sheet early in 1998, together with our $100 million Debentures due 2023 provide a solid and secure financial base which will allow us to focus our full attention on the execution of our strategic business plan. However, the higher interest costs associated with this refinancing partially offset the 14% increase in operating earnings achieved this year.

   Operating earnings in 1998 were negatively impacted by a Fall season which began slowly and never fully recovered. The much-publicized unseasonably warm weather was a key factor in the slow start of Fall. This, in turn, cut short Fall's full price selling season and forced significant amounts of promotional selling in the fourth quarter. This not only slowed retail sales, particularly in the sportswear area, but also increased considerably the cost of gross margin support to our wholesale customers.

   Still, we have managed our inventory well and are entering Spring 1999 with clean inventory positions. Most importantly we believe we can build on the successes we did have in 1998. The financial disappointments of the past Fall season will not impede our plans for rebuilding our business, including improved financial performance in 1999.

Results of Operations

   PVH manages and analyzes its operating results by two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products.

Apparel

   Net sales of the Apparel segment were $896.9 million in 1998 compared with $911.0 million in 1997 and $897.4 million in 1996. The current year sales decline resulted principally from our planned strategic initiatives to close underperforming retail outlet stores and to divest our private label sweater manufacturing business. At the same time, PVH's sales of wholesale branded products increased 9% and 24% in 1998 and 1997, respectively, to $421.7 million in 1998 from $387.2 million in 1997 and $311.9 million in 1996. The major areas of growth in both 1998 and 1997 were Van Heusen, Geoffrey Beene and Izod.

   Gross margin increased to 33.3% in 1998 from 32.9% in 1997 and 31.3% in 1996. The margin improvement was driven by our Dress Shirt business, which benefited significantly from its manufacturing reconfiguration enabling it to reduce product costs through our worldwide sourcing network. Offsetting a substantial portion of this benefit was weaker sportswear gross margins particularly at Gant and Izod. A weak Fall season driven initially by unseasonably warm weather resulted in slow sales and increased promotions at department stores, thereby significantly increasing the cost of markdown allowances to our wholesale customers.

   Selling, general and administrative expenses as a percentage of sales were down slightly in 1998 to 27.7% compared with 27.9% in 1997 and 1996. The current year decline relates to a decrease in 1998 advertising spending compared with 1997 levels.

   Operating income increased 10.8% in 1998 to $50.3 million compared with $45.4 million in 1997 and $30.0 million in 1996 primarily resulting from the performance of our Dress Shirt group. Our dress shirt leadership position with the Van Heusen and Geoffrey Beene brands was further enhanced with the very successful launch of DKNY dress shirts. In early 1999 we entered into an agreement to license dress shirts for the John Henry and Manhattan brands, which enables us to further leverage our dress shirt strengths and expertise.

Footwear and Related Products

   Net sales of the Footwear and Related Products segment declined 7.5% to $406.2 million in 1998 compared with $439.0 million in 1997 which was down 5% from $462.2 million in 1996. The closing of underperforming retail outlet stores was a factor in the Bass sales reduction in 1998 and 1997. However, the larger negative factor was the disappointing results of our attempt to reposition the Bass brand to higher price points in the second half of 1997. This higher priced positioning did not meet with consumer support and resulted in a significant inventory build-up, which carried into the second quarter of 1998. This situation negatively impacted both 1998 and 1997 sales and operating income.

   While Bass is in the early stages of a financial turnaround, operating income increased 11.7% to $17.2 million in 1998 from $15.4 million in 1997, albeit a substantial reduction from $32.9 million in 1996. The sales problem described above resulted in a significant reduction in Bass' 1998 and 1997 gross profit contribution dollars compared with 1996 gross profit levels and substantially lowered operating income in both years. We addressed this issue aggressively by completely changing line management responsible for the Bass business, closing our U.S. mainland manufacturing facility and redirecting the sourcing of Bass product. We have lowered our costs considerably, enabling

Bass to be positioned at moderate price points, which we believe should enable Bass to return to its historically high level of profitability. The Bass price positioning misstep negatively impacted both 1997 and 1998 operating income; however it is behind us as we begin 1999.

   Gross margin was 36.1% in 1998 compared with 36.0% in 1997 and 36.3% in 1996. Gross margins were negatively impacted by higher inventory liquidation markdowns in 1998 and 1997. Selling, general and administrative expenses as a percentage of sales were 31.9% in 1998 down slightly compared with 32.5% in 1997 due to a decrease in 1998 advertising spending. Selling, general and administrative expenses as a percentage of sales in 1996 was 29.2%. The increase in 1997 was caused principally by higher advertising, design and selling costs to support product presentation.

Corporate Expenses

   Corporate expenses were $15.5 million in 1998 compared with $15.3 million in 1997 and $15.2 million in 1996.

Interest Expense

   Interest expense was $26.1 million in 1998 compared with $20.7 million and $23.2 million in 1997 and 1996, respectively. The increase in 1998 reflects the impact of funding the Company's 1997 restructuring initiatives as well as the refinancings completed in the first quarter of 1998 which, while extending maturities, also increased overall borrowing costs. A strong cash flow in 1996 resulted in lower debt levels during 1997, thereby reducing interest expense in 1997.

Non-Recurring Charges

   PVH recorded pre-tax non-recurring charges in 1997 of $132.7 million ($85.5 million after tax) relating principally to exiting the sweater manufacturing business and U.S. mainland footwear manufacturing, consolidating and contracting plant and warehouse and distribution facilities, closing underperforming retail outlet stores, and modifying a repositioning of Bass.

Year 2000

   The Year 2000 (Y2K) issue is the result of computer programs using two digits rather than four to define the applicable year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. PVH has initiated a comprehensive Y2K Project to address this issue and is utilizing both internal and external resources to complete it.

   The Company completed an assessment of Y2K requirements for the systems supported by its Information Technology Department which included contacting its software suppliers. The impacted systems, including those that are part of the Company's data processing infrastructure, are now Y2K compliant as a result of modification or replacement. The systems have been tested and are in use. They have been fully implemented in all areas, except the Company still needs to implement certain Y2K compliant retail systems for a number of its retail outlet stores. In addition, the Company is addressing the Y2K issue as it relates to its end user computing area. These are expected to be compliant by June 30, 1999.

   The Company has communicated with suppliers, equipment vendors, service providers and customers to determine the extent to which it is vulnerable to the failure of these parties to remedy any Y2K issues. Most of these parties have stated that they intend to be Y2K compliant by 2000. In conjunction with this, the Company has developed contingency plans for its major suppliers and merchandise carriers, where feasible, to mitigate Y2K risks. The Company's electronic commerce systems, used by many of its major customers, are Y2K compliant and are being installed in accordance with each customer's schedule.

   The total cost of the Y2K Project is estimated to be $22 million and is being funded through operating cash flows. Of the total Project cost, approximately $3 million is attributable to the purchase of new software, which will be capitalized, with the remaining cost expensed as incurred.

   PVH presently believes that the Y2K issue will not pose significant operational problems for its computer systems. However, no assurance can be given that this issue, as it relates to PVH's internal systems or those of other companies on which it relies, will not have a material adverse impact on PVH's operations.

Liquidity and Capital Resources

The following table shows key cash flow elements over the last three years:

                                                          1998        1997       1996
(In thousands)
Operating Activities
 Income from operations before non-recurring charges
   and Y2K costs, adjusted for non-cash items..........$  47,463  $  41,205  $  51,273
 Change in working capital.............................   21,116    (15,099)    50,746

 Cash flow before non-recurring charges................   68,579     26,106    102,019
 Non-recurring charges -- cash impact..................  (34,100)   (34,100)
 Y2K costs.............................................   (8,500)

                                                          25,979     (7,994)   102,019

Investment Activities
 Capital spending......................................  (38,213)   (17,923)   (22,578)

Financing Activities
 Cash dividends........................................   (4,082)    (4,065)    (4,050)
 Exercise of stock options.............................      838        791        386
 Refinancing costs.....................................   (5,132)

                                                          (8,376)    (3,274)    (3,664)

 Increase (decrease) in cash before net change in debt.$ (20,610) $ (29,191) $  75,777

   Cash flow before non-recurring charges and Y2K costs, as noted in the table above was positive in each of the past three years. The cash outflow of $34.1 million in 1998 and 1997 relates to the 1997 restructuring initiatives described above. At year-end 1998, the Company had, as a result of these charges, tax loss and credit carryforwards of $44.2 million-which may be utilized to offset some $113 million of future U.S. pre-tax income.

   Capital spending in 1998 was $38.2 million compared with $17.9 million in 1997 and $22.6 million in 1996. The higher level of 1998 spending reflects the expenditure of $20.7 million related to the consolidation of all New York office space into a single location. Our new headquarters, at 200 Madison Avenue, provides the Company with more square footage at an annual occupancy cost savings of $500,000 or a 10% reduction compared with 1998 New York occupancy costs. Capital expenditures for 1999 are anticipated at about $30 million.

   On April 22, 1998 we issued $150 million of 9.5% Senior Subordinated Notes due May 1, 2008, and used the proceeds to eliminate our intermediate term senior notes and reduce our revolving credit debt and eliminate any debt amortization over the next 10 years. At the same time, we re-syndicated our revolving credit facility, which was scheduled to mature in early 1999, with a new $325 million senior secured credit facility with a group of 12 banks. These refinancings, while increasing our cost of debt capital, provide a secure financial base and allow us to focus our attention on the execution of our strategic business plan.

   Total debt as a percentage of total capital was 54.0% at year-end 1998 compared with 53.0% and 43.1% at year-end 1997 and 1996, respectively.

   On February 26, 1999 we completed the sale of Gant to Pyramid Sportswear, the brand's international licensee. Sale proceeds net of employee severance and liquidation costs, should approximate $65 million and will initially be used to reduce debt. The combination of our strengthened capital structure together with the added liquidity provided by this sale positions us to take advantage of any investment opportunities which may arise.

Market Risk

   The Company's debt at January 31, 1999 includes both variable rate short-term debt and fixed rate long-term debt. Based on the amount of variable rate short-term debt outstanding at January 31, 1999 and the average net amount of such debt which the Company anticipates to be outstanding during 1999, the Company believes that a change of 100 basis points in interest rates would not have a material effect on the Company's financial position. The long-term debt footnote to the Company's consolidated financial statements outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of the Company's fixed rate long-term debt.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

   Forward-looking statements in this Annual Report to Stockholders, including, without limitation, statements relating to PVH's plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) PVH's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company;
(ii) the levels of sales of PVH's apparel and footwear products, both to its wholesale customers and in its retail stores, and the extent of discounts and promotional pricing in which the Company is required to engage; (iii) PVH's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (iv) the timing and effectiveness of programs dealing with the Year 2000 issue; and (v) other risks and uncertainties indicated from time to time in PVH's filings with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   Information with respect to Quantitative and Qualitative Disclosures About Market Risk appears under the heading "Market Risk" in Item 7.

Item 8.  Financial Statements and Supplementary Data

   See page F-1 for a listing of the consolidated financial statements and supplementary data included in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

   The following table sets forth certain information concerning the Company's Executive Officers:

   Name                                      Position                    Age

Bruce J. Klatsky       Chairman and Chief Executive Officer;
                         Director                                         50
Mark Weber             President and Chief Operating Officer;
                         Director                                         50
Emanuel Chirico        Executive Vice President and
                         Chief Financial Officer                          41
Irwin W. Winter        Executive Vice President; Director                 65
Allen E. Sirkin        Vice Chairman                                      56
Michael J. Blitzer     Vice Chairman                                      49


   Mr. Bruce J. Klatsky has been employed by the Company in various capacities over the last 27 years, and was President of the Company from 1987 to 1998. Mr. Klatsky has served as a director of the Company since 1985 and was named Chief Executive Officer in 1993 and Chairman of the Board of Directors in 1994.

   Mr. Mark Weber has been employed by the Company in various capacities over the last 27 years, had been a Vice President of the Company since 1988, was Vice Chairman of the Company since 1995 and was named President and Chief Operating Officer in 1998.

   Mr. Emanuel Chirico has been employed by the Company as Vice President and Controller since 1993. Mr. Chirico was named Executive Vice President and Chief Financial Officer in 1998.

   Mr. Irwin W. Winter joined the Company in 1987 as Vice President, Finance and Chief Financial Officer. Mr. Winter was named Executive Vice President in 1995. He is retiring from the Company effective April 30, 1999.

   Mr. Allen E. Sirkin has been employed by the Company since 1985. He served as Chairman of the Company's Apparel Group since 1990 and was named Vice Chairman of the Company in 1995.

   Mr. Michael J. Blitzer has been employed by the Company in various capacities over the last 19 years. Mr. Blitzer was named Vice Chairman of the Company in 1998.

   Additional information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 17, 1999.

Item 11.  Executive Compensation

   Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 17, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Information with respect to the Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 17, 1999.

Item 13.  Certain Relationships and Related Transactions

   Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 17, 1999.

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

    4.6 Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party hereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.6 to the Company's report on Form 10-Q for the period ended May 3,
           1998).

    4.7 Amendment No. 1, dated as of November 17, 1998, to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party hereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as
           Documentation Agent.

    4.8 Consent, Waiver and Amendment No. 2, dated as of February 23, 1999, to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party hereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent.

    4.9 Indenture, dated as of April 22, 1998, with PVH as issuer and Union Bank of California, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to the Company's report on Form 10-Q for the period ended May 3, 1998).

    4.10 Indenture, dated as of November 1, 1993, between PVH and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

   *10.1 1987 Stock Option Plan, including all amendments through April 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended May 4, 1997).

   *10.2 Phillips-Van Heusen Corporation Special Severance Benefit Plan, as amended as of April 16, 1996 (incorporated by reference to Exhibit
           10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

   *10.3 Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 16, 1987).

   *10.4 Phillips-Van Heusen Corporation Amendment to Capital Accumulation Plan (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
           1987).

   *10.5 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
           1988).

   *10.6 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10.8 to the Company's report on Form 10-Q for the period ending October 29, 1995).

   *10.7 Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to Bruce J. Klatsky (incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-Q for the period ended May 4, 1997).

   *10.8 Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan, dated January 1, 1991, as amended and restated on June 2, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

   *10.9 Phillips-Van Heusen Corporation Supplemental Savings Plan, effective as of January 1, 1991 and amended and restated as of April 29, 1997 (incorporated by reference to Exhibit 10.10 to the Company's report on Form 10-Q for the period ended May 4, 1997).

   *10.10 Non-Incentive Stock Option Agreement, dated as of December 3, 1993, between the Company and Bruce J. Klatsky (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995).

   *10.11 Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997 (incorporated by reference to Exhibit 10.14 to the Company's report on Form 10-Q for the period ending August 3,
           1997).

   *10.12 Phillips-Van Heusen Corporation Senior Management Bonus Program for fiscal year 1998 (incorporated by reference to Exhibit 10.15 to the Company's report on Form 10-Q for the period ending August 2,
           1998).

    21.    Subsidiaries of the Company.

    23.    Consent of Independent Auditors.

    27.    Financial Data Schedule

(b) Reports filed on Form 8-K filed during the fourth quarter of 1998:

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

                             Date:  April 21, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                         Date

  Bruce J. Klatsky       Chairman, Chief Executive             April 21, 1999
     Bruce J. Klatsky     Officer and Director (Principal
                          Executive Officer)

      Mark Weber         President, Chief Operating            April 12, 1999
        Mark Weber        Officer and Director

   Irwin W. Winter       Executive Vice President and          April 12, 1999
      Irwin W. Winter      Director

   Emanuel Chirico       Executive Vice President and          April 21, 1999
     Emanuel Chirico       Chief Financial Officer

   Vincent A. Russo      Vice President and Controller         April 12, 1999
     Vincent A. Russo      (Principal Accounting Officer)

   Edward H. Cohen       Director                              April 12, 1999
      Edward H. Cohen

  Joseph B. Fuller       Director                              April 21, 1999
      Joseph B. Fuller

  Joel H. Goldberg       Director                              April 13, 1999
      Joel H. Goldberg

    Marc Grosman         Director                              April 13, 1999
      Marc Grosman

 Dennis F. Hightower     Director                              April 13, 1999
     Dennis F. Hightower

Maria Elena Lagomasino   Director                              April 13, 1999
     Maria Elena Lagomasino

    Harry N.S. Lee       Director                              April 13, 1999
        Harry N.S. Lee

     Bruce Maggin        Director                              April 13, 1999
       Bruce Maggin

   Slyvia M. Rhone       Director                              April 21, 1999
      Slyvia M. Rhone

   Peter J. Solomon      Director                              April 12, 1999
      Peter J. Solomon

FORM 10-K-ITEM 14(a)(1) and 14(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



14(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

     Consolidated Statements of Operations--Years Ended
       January 31, 1999, February 1, 1998 and February 2, 1997 . . . .   F-2

     Consolidated Balance Sheets--January 31, 1999 and
       February 1, 1998. . . . . . . . . . . . . . . . . . . . . . . .   F-3

     Consolidated Statements of Cash Flows--Years Ended
       January 31, 1999, February 1, 1998 and February 2, 1997 . . . .   F-4

     Consolidated Statements of Changes in Stockholders'
       Equity--Years Ended January 31, 1999, February 1, 1998
       and February 2, 1997. . . . . . . . . . . . . . . . . . . . . .   F-5

     Notes to Consolidated Financial Statements. . . . . . . . . . . .   F-6

     Selected Quarterly Financial Data . . . . . . . . . . . . . . . .   F-18

     Report of Ernst & Young LLP, Independent Auditors . . . . . . . .   F-19

     10 Year Financial Summary . . . . . . . . . . . . . . . . . . . .   F-20




14(a)(2) The following consolidated financial statement schedule is included herein:


     Schedule II   -  Valuation and Qualifying Accounts. . . . . . . .   F-22


   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In thousands, except per share data)


                                                                            1998            1997           1996
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,303,085    $1,350,007     $1,359,593
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . . .        856,160       937,965        910,517

Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        446,925       412,042        449,076
Selling, general and administrative expenses. . . . . . . . . . . . .        394,940       412,495        401,338
Year 2000 computer conversion expenses. . . . . . . . . . . . . . . .          8,500
Facility and store closing, restructuring and
  other expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .                       86,700
Income (loss) before interest, taxes and extraordinary item . . . . .         43,485       (87,153)        47,738

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . .         26,112        20,672         23,164

Income (loss) before taxes and extraordinary item . . . . . . . . . .         17,373      (107,825)        24,574

Income tax expense (benefit). . . . . . . . . . . . . . . . . . . . .          4,486       (41,246)         6,044


Income (loss) before extraordinary item . . . . . . . . . . . . . . .         12,887       (66,579)        18,530

Extraordinary loss on debt retirement, net of tax benefit . . . . . .         (1,060)

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .    $    11,827   $   (66,579)   $    18,530

Basic income (loss) per share:
  Income (loss) before extraordinary item . . . . . . . . . . . . . .   $       0.47  $      (2.46)  $       0.69

  Extraordinary loss on debt retirement, net of tax benefit . . . . .          (0.04)

  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .   $       0.43   $     (2.46)  $       0.69

Diluted income (loss) per share:

  Income (loss) before extraordinary item . . . . . . . . . . . . . .   $       0.47   $     (2.46)  $       0.68

  Extraordinary loss on debt retirement, net of tax benefit . . . . .         (0.04)

  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .   $      0.43   $      (2.46)  $       0.68

See notes to consolidated financial statements.

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                             CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share data)


                                                                                   January 31,         February 1,
                                                                                       1999                1998
ASSETS
Current Assets:
   Cash, including cash equivalents of $4,399 and $1,413. . . . . . . . . . . . .      $ 10,957           $ 11,748
   Trade receivables, less allowances of $1,367 and $2,911. . . . . . . . . . . .        88,038             88,656
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       232,695            249,534
   Other, including deferred taxes of $10,611 and $19,031 . . . . . . . . . . . .        36,327             35,080
     Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       368,017            385,018
Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . .       108,846             94,582
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       113,344            116,467
Other Assets, including deferred taxes of $52,167 and $44,094 . . . . . . . . . .        84,106             64,392

                                                                                       $674,313           $660,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 20,000         $    7,900
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44,851             36,233
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        67,835             89,202
      Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       132,686            133,335
Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       248,723            241,004
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        64,016             65,815
Stockholders' Equity:
   Preferred stock, par value $100 per share; 150,000 shares
     authorized; no shares outstanding
   Common stock, par value $1 per share; 100,000,000 shares
     authorized; shares issued 27,287,985 and 27,179,244. . . . . . . . . . . . .        27,288             27,179
   Additional capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       117,683            116,954
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        83,917             76,172

      Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . .       228,888            220,305

                                                                                       $674,313           $660,459

See notes to consolidated financial statements.

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)


                                                                                   1998         1997        1996
Operating activities:
  Income (loss) before extraordinary item . . . . . . . . . . . . . . . . . . . $ 12,887      $(66,579)   $ 18,530
  Adjustments to reconcile to net cash provided
    (used) by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .   25,442        25,300      29,438
      Write-off of property, plant and equipment. . . . . . . . . . . . . . . .                 40,800
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .    3,996       (43,024)      4,205
      Equity income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,152)         (792)       (900)

  Changes in operating assets and liabilities:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (9,282)        3,150      18,060
    Income tax refund receivable. . . . . . . . . . . . . . . . . . . . . . . .                             16,987
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,839       (12,112)     39,351
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .  (13,819)       28,905     (18,774)
    Other-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (8,932)       16,358      (4,878)

    Net Cash Provided (Used) By Operating Activities. . . . . . . . . . . . . .   25,979        (7,994)    102,019

Investing activities:
  Property, plant and equipment acquired. . . . . . . . . . . . . . . . . . . .  (38,213)      (17,923)    (22,578)

Financing activities:
  Net proceeds from issuance of 9.5% senior
    subordinated notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  145,104
  Repayment of 7.75% senior notes . . . . . . . . . . . . . . . . . . . . . . .  (49,286)
  Extraordinary loss on debt retirement . . . . . . . . . . . . . . . . . . . .   (1,631)
  Proceeds from revolving line of credit. . . . . . . . . . . . . . . . . . . .  160,600       123,000      52,582
  Payments on revolving line of credit. . . . . . . . . . . . . . . . . . . . . (240,100)      (93,651)   (134,302)
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . .      838           791         386
  Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,082)       (4,065)     (4,050)

    Net Cash Provided (Used) By Financing Activities. . . . . . . . . . . . . .   11,443        26,075     (85,384)

Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . . .     (791)          158      (5,943)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .   11,748        11,590      17,533

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 10,957      $ 11,748   $  11,590

See notes to consolidated financial statements.

                                  PHILLIPS-VAN HEUSEN CORPORATION

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In thousands, except share data)

                                            Common Stock
                                                      $1 par   Additional    Retained      Stockholders'
                                        Shares        Value      Capital     Earnings         Equity
January 28, 1996. . . . . . . . . .     26,979,352   $26,979    $115,977     $132,336       $275,292
  Stock options exercised . . . . .         66,353        67         319                         386
  Net income. . . . . . . . . . . .                                            18,530         18,530
  Cash dividends. . . . . . . . . .                                            (4,050)        (4,050)

February 2, 1997. . . . . . . . . .     27,045,705    27,046     116,296      146,816        290,158
  Stock options exercised . . . . .        133,539       133         658                         791
  Net loss. . . . . . . . . . . . .                                           (66,579)       (66,579)
  Cash dividends. . . . . . . . . .                                            (4,065)        (4,065)

February 1, 1998. . . . . . . . . .     27,179,244    27,179     116,954       76,172        220,305
  Stock options exercised . . . . .        108,741       109         729                         838
  Net income. . . . . . . . . . . .                                            11,827         11,827
  Cash dividends. . . . . . . . . .                                            (4,082)        (4,082)

January 31, 1999. . . . . . . . . .     27,287,985   $27,288    $117,683     $ 83,917       $228,888


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

     Fiscal Year - Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Accordingly, results for fiscal years 1998 and 1997 represent the 52 weeks ended January 31, 1999 and February 1, 1998, respectively. Fiscal year 1996 represents the 53 weeks ended February 2, 1997.

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

     Inventories - Inventories are stated at the lower of cost or market. Cost for certain apparel inventories of $91,414 (1998) and $90,999 (1997) is determined using the last-in, first-out method (LIFO). Cost for footwear and certain sportswear inventories is determined using the first-in, first-out method (FIFO).

     Property, Plant and Equipment - Depreciation is computed principally by the straight line method over the estimated useful lives of the various classes of property.

     Goodwill - Goodwill, net of accumulated amortization of $14,481 and $11,358 in 1998 and 1997, respectively, is amortized principally using the straight line method over 40 years.

     Contributions from Landlords - PVH receives contributions from landlords primarily for fixturing retail stores which the Company leases. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

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

     Advertising - Advertising costs are expensed as incurred and totalled $28,239 (1998), $37,762 (1997) and $19,427 (1996).

Earnings Per Share

     PVH computed its basic and diluted earnings per share by dividing net income or loss by:

                                                  1998        1997        1996
Weighted Average Common Shares Outstanding
  for Basic Earnings Per Share                 27,217,634  27,107,633  27,004,115

Impact of Dilutive Employee Stock Options          94,903                 209,462

Total Shares for Diluted Earnings Per Share    27,312,537  27,107,633  27,213,577

Income Taxes

   Income taxes consist of:
                                                  1998        1997        1996

      Federal:
       Current . . . . . . . . . . . . . . .                $    336     $  314
       Deferred. . . . . . . . . . . . . . .    $2,867       (43,630)     3,025
      State, foreign and local:
       Current . . . . . . . . . . . . . . .     1,061         1,442      1,525
       Deferred. . . . . . . . . . . . . . .       558           606      1,180

                                                $4,486      $(41,246)   $ 6,044

     The deferred tax provision recorded in 1998 excludes $571 of tax benefit related to the extraordinary loss on debt retirement.

     Taxes paid were $2,197 (1998), $1,155 (1997) and $1,262 (1996).  In addition, PVH received an income tax refund of $16,987 in 1996.

                              PHILLIPS-VAN HEUSEN CORPORATION

Income Taxes (Continued)

     The approximate tax effect of items giving rise to the deferred income tax asset recognized in the Company's balance sheets is as follows:

                                                                                 1998             1997

         Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .    $(12,163)        $(18,427)
         Landlord contributions . . . . . . . . . . . . . . . . . . . . .       3,772            5,030
         Facility and store closing,
           restructuring and other expenses . . . . . . . . . . . . . . .       6,428           27,295
         Employee compensation and benefits . . . . . . . . . . . . . . .      10,807           10,302
         Tax loss and credit carryforwards. . . . . . . . . . . . . . . .      44,200           31,179
         Other-net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,734            7,746

                                                                             $ 62,778         $ 63,125

     A reconciliation of the statutory Federal income tax to the income tax expense (benefit) is as follows:

                                                                         1998           1997          1996
         Statutory 35% federal tax. . . . . . . . . . . . . . . . . .  $ 6,081       $(37,739)      $  8,601
         State, foreign and local income taxes,
           net of Federal income tax benefit. . . . . . . . . . . . .      942            805          1,463
         Income of Puerto Rico Subsidiaries . . . . . . . . . . . . .   (3,303)        (3,258)        (3,757)
         Other-net. . . . . . . . . . . . . . . . . . . . . . . . . .      766         (1,054)          (263)

         Income tax expense (benefit) . . . . . . . . . . . . . . . .  $ 4,486       $(41,246)      $  6,044

Inventories

     Inventories are summarized as follows:

                                                                                     1998             1997
          Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,529        $ 15,964
          Work in process . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,834          15,216
          Finished goods. . . . . . . . . . . . . . . . . . . . . . . . . . . .    211,332         218,354

                                                                                  $232,695        $249,534

     Inventories would have been approximately $8,400 and $12,000 higher than reported at January 31, 1999 and February 1, 1998, respectively, if the FIFO method of inventory accounting had been used for all apparel. During 1998, certain inventories were reduced, resulting in the liquidation of LIFO inventory layers. The effect of these inventory liquidations was to increase net income by $2,000 in 1998.

                                   PHILLIPS-VAN HEUSEN CORPORATION

Property, Plant and Equipment

     Property, plant and equipment, at cost, are summarized as follows:

                                                                   Estimated
                                                                     Useful
                                                                     Lives              1998            1997

          Land. . . . . . . . . . . . . . . . . . . . . . . . . .                     $  1,495        $  1,646
          Buildings and building improvements . . . . . . . . . .  15-40 years          11,745          24,932
          Machinery and equipment, furniture
            and fixtures and leasehold
            improvements. . . . . . . . . . . . . . . . . . . . .   5-15 years         224,479         187,671

                                                                                       237,719         214,249
          Less:  Accumulated depreciation
                 and amortization . . . . . . . . . . . . . . . .                      128,873         119,667

                                                                                      $108,846        $ 94,582

Long-Term Debt

     Long-term debt, exclusive of current portion, is as follows:

                                                                                      1998            1997
          Revolving Credit Facility . . . . . . . . . . . . . . . . . . . . . .                    $ 91,600
          9.5% Senior Subordinated Notes. . . . . . . . . . . . . . . . . . . .    $149,268
          7.75% Debentures. . . . . . . . . . . . . . . . . . . . . . . . . . .      99,455          99,448
          7.75% Senior Notes. . . . . . . . . . . . . . . . . . . . . . . . . .                      49,286
          Other debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         670
                                                                                   $248,723        $241,004

     PVH issued $100,000 of 7.75% Debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. Interest is payable semi-annually. Based on current market conditions, PVH estimates that the fair value of these Debentures on January 31, 1999, using discounted cash flow analyses, was approximately $88,100.

     On April 22, 1998, PVH completed a refinancing of its Revolving Credit Facility and its 7.75% Senior Notes by entering into a new $325,000 Senior Secured Credit Facility with a group of banks and by issuing $150,000 of 9.5% Senior Subordinated Notes due May 1, 2008. The net proceeds from the Senior Subordinated Notes were used to retire the 7.75% Senior Notes and to repay a portion of the amount due under PVH's prior Revolving Credit Facility. In connection with the early retirement of the 7.75% Senior Notes, PVH paid a yield maintenance premium of $1,446 and wrote off certain debt issue costs of $185. These items have been classified as an extraordinary loss, net of tax benefit of $571, in 1998.

                                  PHILLIPS-VAN HEUSEN CORPORATION

Long-Term Debt (Continued)

     The 9.5% Senior Subordinated Notes have a yield to maturity of 9.58%, and interest is payable semi-annually. Based on current market conditions, PVH estimates that the fair value of these Notes on January 31, 1999, using discounted cash flow analyses, was approximately $123,700. In connection with the 9.5% Senior Subordinated Notes, PVH entered into an interest rate hedge
agreement.   Due to an increase in interest rates between the date PVH entered into the hedge agreement and the date the 9.5% Senior Subordinated Notes were issued, PVH received $1,075, which is being amortized as a reduction of interest expense over the life of the 9.5% Senior Subordinated Notes.

     PVH's new $325,000 Credit Facility includes a revolving credit facility which allows PVH, at its option, to borrow and repay amounts up to $325,000. The Facility also includes a letter of credit facility with a sub-limit of $250,000 provided, however, that the aggregate maximum amount outstanding under both the revolving credit facility and the letter of credit facility is $325,000. Interest is payable quarterly at a spread over LIBOR or the prime rate, at the borrower's option, with the spread based on PVH's credit rating and certain financial ratios. The Facility also provides for payment of a fee on the unutilized portion of the Facility. All outstanding borrowings and letters of credit under this credit facility are due April 22, 2003.

     In connection with the 7.75% Debentures and the $325,000 Credit Facility, substantially all of PVH's assets have been pledged as collateral.

     The weighted average interest rate on outstanding revolving credit borrowings at January 31, 1999 and February 1, 1998 was 7.1% and 6.4%, respectively.

     The amount outstanding under the letter of credit facility as of January 31, 1999 was $120,466.

     Interest paid was $23,652 (1998), $20,784 (1997) and $24,039 (1996).

     There are no scheduled maturities of long-term debt until 2008.

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

     The following summarizes the assumptions used to estimate the fair value of stock options granted in each year and certain proforma information:

                                           1998         1997       1996

Risk-free interest rate                    5.56%         6.49%       6.61%
Expected option life                     7 Years      7 Years     7 Years
Expected volatility                        29.9%         26.0%       30.6%
Expected dividends per share             $ 0.15      $   0.15     $  0.15
Weighted average estimated fair
  value per share of options granted     $ 4.83      $   5.43     $  5.29

Proforma net income (loss)               $9,994      $(68,242)    $17,396
Proforma basic and diluted net income
  (loss) per share                       $ 0.37      $  (2.52)    $  0.65

                                   PHILLIPS-VAN HEUSEN CORPORATION

Stockholders' Equity - (Continued)

     Other data with respect to stock options follows:

                                                                   Option Price          Weighted Average
                                                    Shares           Per Share           Price Per Share
Outstanding at January 28, 1996 . . . . . . . .   1,803,348       $ 4.75 -       $36.25         $17.14
   Granted. . . . . . . . . . . . . . . . . . .     948,411        10.75 -        14.38          12.83
   Exercised. . . . . . . . . . . . . . . . . .      66,353         4.75 -         8.75           5.81
   Cancelled. . . . . . . . . . . . . . . . . .     727,866         6.88 -        36.25          26.07
Outstanding at February 2, 1997 . . . . . . . .   1,957,540         4.75 -        31.63          12.12
   Granted. . . . . . . . . . . . . . . . . . .     817,250        12.81 -        15.68          14.23
   Exercised. . . . . . . . . . . . . . . . . .     133,539         4.75 -        13.13           5.93
   Cancelled. . . . . . . . . . . . . . . . . .     179,587         6.88 -        31.63          14.49
Outstanding at February 1, 1998 . . . . . . . .   2,461,664         5.94 -        31.63          12.98
   Granted. . . . . . . . . . . . . . . . . . .   1,076,928         6.81 -        14.75          12.72
   Exercised. . . . . . . . . . . . . . . . . .     108,741         5.94 -        12.25           7.70
   Cancelled. . . . . . . . . . . . . . . . . .     304,278         6.88 -        22.38          13.16

Outstanding at January 31, 1999 . . . . . . . .   3,125,573       $ 6.38 -       $31.63         $13.06

     Of the outstanding options at January 31, 1999, 372,808 shares have an exercise price below $12.25, 2,750,445 shares have an exercise price from $12.25 to $16.50 and 2,320 shares have an exercise price above $16.50. The weighted average remaining contractual life for all options outstanding at January 31, 1999 is 7.8 years.

     Of the outstanding options at January 31, 1999 and February 1, 1998, options covering 642,905 and 650,479 shares were exercisable at a weighted average price of $11.89 and $10.56, respectively. Stock options available for grant at January 31, 1999 and February 1, 1998 amounted to 717,822 and 1,704,250 shares, respectively.

Leases

     PVH leases retail stores, manufacturing facilities, office space and equipment. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Retail store leases generally provide for the payment of percentage rentals based on store sales and other costs associated with the leased property.

     At January 31, 1999, minimum annual rental commitments under non-cancellable operating leases, including leases for new retail stores which had not begun operating at January 31, 1999, are as follows:

     1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 54,006
     2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41,269
     2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31,799
     2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26,405
     2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,738
     Thereafter . . . . . . . . . . . . . . . . . . . . . . . . .    75,908
     Total minimum lease payments . . . . . . . . . . . . . . . .  $249,125

                                   PHILLIPS-VAN HEUSEN CORPORATION

Leases (Continued)

     Rent expense, principally for real estate, is as follows:

                                               1998          1997       1996

     Minimum. . . . . . . . . . . . . . . .   $61,402      $65,177      $67,914
     Percentage and other . . . . . . . . .    11,139       11,139       11,166

                                              $72,541      $76,316      $79,080

Retirement and Benefit Plans

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

     PVH and its domestic subsidiaries also provide certain postretirement
health care and life insurance benefits.   Employees become eligible for these
benefits if they reach retirement age while working for the Company. Retirees contribute to the cost of this plan, which is unfunded.

     In 1998, PVH adopted FASB Statement No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". The disclosures for 1997 and 1996 have been restated to comply with the requirements of Statement No. 132 and to present the applicable data on a basis consistent with 1998.

     Following is a reconciliation of the changes in the benefit obligation for each of the last two years:

                                                            Pension Plans                  Postretirement Plan
                                                          1998             1997            1998                 1997
   Beginning of year                                  $116,622          $101,065        $34,107             $29,140
   Service cost                                          2,388             2,004            415                 389
   Interest cost                                         8,357             7,935          2,306               2,403
   Benefit payments                                     (6,240)           (6,783)        (2,499)             (2,472)
   Actuarial (gain) loss                                 5,863            12,401           (264)              4,520
   Plan participants' contributions                                                         127                 127
   Curtailment (gain) loss                                (264)
   Special termination benefits                            552

   End of year                                        $127,278          $116,622        $34,192             $34,107


                                   PHILLIPS-VAN HEUSEN CORPORATION

Retirement and Benefit Plans - (Continued)

      Following is a reconciliation of the fair value of the assets held by PVH's pension plans for each of the last two years:

                                                                    1998                            1997
   Beginning of year                                              $124,663                        $110,830
   Actual return                                                    15,088                          19,772
   Benefits paid                                                    (6,240)                         (6,783)
   PVH contributions                                                   490                             844

   End of year                                                    $134,001                        $124,663

      Net benefit cost recognized in each of the last three years is as follows:

                                                         Pension Plans                        Postretirement Plan
                                             1998            1997          1996        1998          1997          1996
   Service cost                           $  2,388        $  2,004       $ 2,528      $  415       $  389         $  687
   Interest cost                             8,357           7,935         7,425       2,306        2,403          2,166
   Amortization of net loss                     52              23             1         336          284             44
   Amortization of transition
     (asset) obligation                        (68)            (68)          (68)        273          273            273
   Expected return on
     plan assets                           (10,935)         (9,031)       (8,830)
   Amortization of prior
     service cost                              462             563           563
                                               256           1,426         1,619       3,330        3,349          3,170
   Multiemployer plans                                         213           253
                                          $    256        $  1,639       $ 1,872      $3,330       $3,349         $3,170

      Following is a reconciliation of the benefit obligation at the end of each of the last two years to the amounts recognized on the balance sheet:

                                                                   Pension                     Postretirement
                                                         1998              1997           1998            1997


   Benefit obligation at year-end                      $127,278         $116,622        $34,192         $34,107
   Unrecognized prior service cost                       (1,652)          (2,536)
   Unrecognized gains and (losses)                          293            2,403         (8,052)         (8,689)
   Unrecognized transition asset
     (obligation)                                           170              238         (3,824)         (4,097)
   Plan assets at fair value                           (134,001)        (124,663)

   (Asset) liability recognized on
     the balance sheet                                 $ (7,912)        $ (7,936)       $22,316         $21,321


      Included in the above disclosures are certain pension plans with projected and accumulated benefit obligations in excess of plan assets of $4,664 and $2,895, respectively, as of January 31, 1999, and $4,264 and $2,652, respectively, as of February 1, 1998.

                                   PHILLIPS-VAN HEUSEN CORPORATION

Retirement and Benefit Plans - (Continued)

     The assumed health care cost trend rate assumed for 1999 through 2009 is 6.0%. Thereafter, the rate assumed is 5.5%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 1998 and on the postretirement benefit obligation at January 31, 1999 would be as follows:

                                                 1% Increase      1% Decrease

      Impact on service and interest cost           $  337         $  (281)
      Impact on year-end benefit obligation         $3,829         $(3,258)

      Significant rate assumptions used in determining the benefit obligations at the end of each year and benefit cost in the following year, were as follows:

                                                          1998         1997

      Discount rate                                       7.00%        7.25%
      Rate of increase in compensation
       levels (applies to pension plans only)             4.00%        4.00%
      Long-term rate of return on assets                  9.00%        8.75%


      PVH has an unfunded supplemental defined benefit plan covering 23 current and retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with PVH, the participant has been in the plan for at least 10 years and has attained age 55. At
January 31, 1999 and February 1, 1998, $9,357 and $8,309, respectively, are included in other liabilities as the accrued cost of this plan.

      PVH has a savings and retirement plan (the "Associates Investment Plan") and a supplemental savings plan for the benefit of its eligible employees who elect to participate. PVH contributions to the plans are equal to 50% of the amounts contributed by participating employees with respect to the first 6% of compensation and were $2,222 (1998), $1,959 (1997) and $2,249 (1996).

Segment Data

      PVH manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments, PVH evaluated its operating divisions and product offerings. PVH aggregated the results of its apparel divisions into the Apparel segment, which derives revenues from marketing dresswear, sportswear and accessories, principally under the brand names Van Heusen, Izod, Izod Club, Geoffrey Beene and Gant (see subsequent event footnote). PVH's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual and weekend footwear, apparel and accessories under the Bass brand name.

                                  PHILLIPS-VAN HEUSEN CORPORATION

Segment Data - (Continued)

     Sales for both segments occur principally in the United States.

                                                                    1998             1997             1996
Net Sales
   Apparel. . . . . . . . . . . . . . . . . . . . . . . . . .  $  896,863        $  911,047       $  897,370
   Footwear and Related Products. . . . . . . . . . . . . . .     406,222           438,960          462,223
   Total Net Sales. . . . . . . . . . . . . . . . . . . . . .  $1,303,085        $1,350,007       $1,359,593
Operating Income (Loss)
   Apparel(1) . . . . . . . . . . . . . . . . . . . . . . . .  $   50,302        $  (33,049)      $   30,021
   Footwear and Related Products(1) . . . . . . . . . . . . .      17,183           (38,853)          32,888
   Total Operating Income (Loss). . . . . . . . . . . . . . .      67,485           (71,902)          62,909
Corporate Expenses. . . . . . . . . . . . . . . . . . . . . .     (15,500)          (15,251)         (15,171)
Year 2000 Computer Conversion Expenses. . . . . . . . . . . .      (8,500)
Interest Expense, net . . . . . . . . . . . . . . . . . . . .     (26,112)          (20,672)         (23,164)
   Income (Loss) Before Taxes
   and Extraordinary Item . . . . . . . . . . . . . . . . . .  $   17,373        $ (107,825)      $   24,574

Identifiable Assets
   Apparel. . . . . . . . . . . . . . . . . . . . . . . . . .  $  357,774        $  355,979       $  381,274
   Footwear and Related Products. . . . . . . . . . . . . . .     122,051           152,518          143,631
   Corporate. . . . . . . . . . . . . . . . . . . . . . . . .     194,488           151,962          132,531
                                                               $  674,313        $  660,459       $  657,436

Depreciation and Amortization
   Apparel. . . . . . . . . . . . . . . . . . . . . . . . . .  $   10,533        $   10,484       $   16,105
   Footwear and Related Products. . . . . . . . . . . . . . .       5,630             6,561            5,780
   Corporate. . . . . . . . . . . . . . . . . . . . . . . . .       9,279             8,255            7,553
                                                               $   25,442        $   25,300       $   29,438


Identifiable Capital Expenditures
   Apparel. . . . . . . . . . . . . . . . . . . . . . . . . .  $    5,653        $    8,103       $    4,269
   Footwear and Related Products. . . . . . . . . . . . . . .       2,210             3,957            6,650
   Corporate(2) . . . . . . . . . . . . . . . . . . . . . . .      30,350             5,863           11,659
                                                               $   38,213        $   17,923       $   22,578

(1) 1997 operating income includes charges for facility and store closing, restructuring and other expenses of $78,465 for the Apparel segment and $54,235 for the Footwear and Related Products segment.

(2) 1998 Corporate capital expenditures are related principally to the relocation of PVH's New York City corporate headquarters.

                              PHILLIPS-VAN HEUSEN CORPORATION

Facility and Store Closing, Restructuring and Other Expenses

     During 1997, PVH recorded pre-tax charges of $132,700, related principally to a series of actions the Company has taken to accelerate the execution of its ongoing strategies to build its brands. The primary initiatives related to the charges were the closing and restructuring of certain manufacturing and warehouse facilities, closing underperforming retail outlet stores and modifying a repositioning of Bass.

The cost components of the charges are as follows:

Inventory markdowns included in cost of goods sold         $ 46,000
Fixed asset write-offs                                       40,800
Termination benefits for approximately 2,150 employees       19,500
Lease and other obligations                                  19,100
Other                                                         7,300
                                                           $132,700

     During 1997 and 1998, PVH charged approximately $84,900 and $38,000 to the reserve, respectively, of which approximately $26,600 and $17,600 related to inventory markdowns. As of January 31, 1999, approximately $9,800 remains in this reserve to fund the completion of the 1997 initiatives.

Subsequent Event

     On February 26, 1999, PVH sold the Gant trademark and certain related assets associated with the Company's Gant operations for $71,000 in cash to Pyramid Sportswear AB ("Pyramid"), which was the brand's international licensee. Pyramid is a wholly-owned subsidiary of Pyramid Partners AB, in which PVH has a minority interest. In connection with this transaction, PVH expects to realize no gain or loss, after writing off certain assets associated with its Gant operations, including goodwill. Sales of Gant products in 1998 were $81,900.

Other Comments

     One of PVH's directors, Mr. Harry N.S. Lee, is a director of TAL Apparel Limited, an apparel manufacturer and exporter based in Hong Kong. During 1998, 1997 and 1996, the Company purchased approximately $26,700, $26,500 and $35,000, respectively, of products from TAL Apparel Limited and certain related companies.

     The Company is a party to certain litigation which, in management's judgement based in part on the opinion of legal counsel, will not have a material adverse effect on the Company's financial position.

     During 1998, 1997 and 1996, the Company paid a $0.0375 per share cash dividend each quarter on its common stock.

     Certain items in 1997 and 1996 have been reclassified to present them on a basis consistent with 1998.

                                       PHILLIPS-VAN HEUSEN CORPORATION

                               SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                    (In thousands, except per share data)

                                          1st Quarter          2nd Quarter           3rd Quarter          4th Quarter
                                        1998(1)    1997       1998      1997(2)    1998        1997    1998         1997(3)
Net sales. . . . . . . . . . . . .    $295,765   $285,925   $306,371   $313,458  $374,392    $413,643   $326,557    $336,981
Gross profit . . . . . . . . . . .     102,508     99,318    109,063     95,647   128,063     140,116    107,291      76,961
Income (loss) before
  extraordinary item . . . . . . .      (4,485)    (4,540)     2,720    (33,285)   14,016      14,552        636     (43,306)
Net income (loss). . . . . . . . .      (5,545)    (4,540)     2,720    (33,285)   14,016      14,552        636     (43,306)

Income (loss) per share
  before extraordinary item:
  Basic(4) . . . . . . . . . . . .       (0.16)     (0.17)      0.10      (1.23)     0.51        0.54       0.02       (1.59)
  Diluted. . . . . . . . . . . . .       (0.16)     (0.17)      0.10      (1.23)     0.51        0.53       0.02       (1.59)

Price range of common stock
  per share
     High. . . . . . . . . . . . .      13 3/8      14 5/8    15 1/8     15 3/4     13 3/4     15 7/8     11 5/16      14 1/2
     Low . . . . . . . . . . . . .      11 3/16     11 1/2    12         12 3/8      6 1/2     13 1/2      6 1/16      11 1/2


(1)    Net loss for the first quarter of 1998 includes an extraordinary loss, net of tax benefit, related to the early retirement of debt.

(2)    Net loss for the second quarter of 1997 includes a pre-tax charge of $57,000 for facility and store closing, restructuring and other expenses.

(3)    Net loss for the fourth quarter of 1997 includes a pre-tax charge of $75,700 for facility and store closing, restructuring and other expenses.

(4)    Due to averaging the quarterly shares outstanding when computing basic earnings per share, basic earnings per share totalled for the four quarters of 1997 does not agree with the annual amount.

                          REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



To the Stockholders and the Board of Directors
Phillips-Van Heusen Corporation


     We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of January 31, 1999 and February 1, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at January 31, 1999 and February 1, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.


                                                    E&Y SIGNATURE STAMP

New York, New York
March 9, 1999

                                     PHILLIPS-VAN HEUSEN CORPORATION
                                        TEN-YEAR FINANCIAL SUMMARY
                     (In thousands, except per share data, percents and ratios)

                                                            1998         1997(1)         1996(2)         1995(3)        1994(4)
Summary of Operations
Net sales
  Apparel. . . . . . . . . . . . . . . . . . . . . . .  $   896,863      $  911,047    $  897,370     $1,006,701     $  812,993
  Footwear and Related Products. . . . . . . . . . . .      406,222         438,960       462,223        457,427        442,473
                                                          1,303,085       1,350,007     1,359,593      1,464,128      1,255,466
Cost of goods sold and expenses. . . . . . . . . . . .    1,259,600       1,437,160     1,311,855      1,443,555      1,205,764
Income (loss) before interest, taxes
  and extraordinary item . . . . . . . . . . . . . . .       43,485         (87,153)       47,738         20,573         49,702
Interest expense, net. . . . . . . . . . . . . . . . .       26,112          20,672        23,164         23,199         12,793
Income tax expense (benefit) . . . . . . . . . . . . .        4,486         (41,246)        6,044         (2,920)         6,894
Income (loss) before extraordinary item. . . . . . . .       12,887         (66,579)       18,530            294         30,015
Extraordinary loss, net of tax . . . . . . . . . . . .       (1,060)
     Net income (loss) . . . . . . . . . . . . . . . .  $    11,827      $  (66,579)  $    18,530   $        294     $   30,015

Per Share Statistics
Basic Earnings Per Share:
Before extraordinary item. . . . . . . . . . . . . . .  $      0.47     $     (2.46) $       0.69   $       0.01    $      1.13
Extraordinary loss . . . . . . . . . . . . . . . . . .        (0.04)
     Net income (loss) . . . . . . . . . . . . . . . .  $      0.43     $     (2.46) $       0.69   $       0.01    $      1.13

Diluted Earnings Per Share:
Before extraordinary item. . . . . . . . . . . . . . .  $      0.47     $     (2.46) $       0.68   $        0.01   $      1.11
Extraordinary loss . . . . . . . . . . . . . . . . . .        (0.04)
     Net income (loss) . . . . . . . . . . . . . . . .  $      0.43     $     (2.46) $       0.68   $        0.01   $      1.11

Dividends paid per share . . . . . . . . . . . . . . .  $      0.15     $      0.15  $       0.15   $       0.15    $      0.15
Stockholders' equity per share.. . . . . . . . . . . .         8.39            8.11         10.73          10.20          10.35

Financial Position
Current assets . . . . . . . . . . . . . . . . . . . .   $  368,017      $  385,018    $  362,958     $  444,664     $  429,670
Current liabilities. . . . . . . . . . . . . . . . . .      132,686         133,335       122,266        183,126        114,033
Working capital. . . . . . . . . . . . . . . . . . . .      235,331         251,683       240,692        261,538        315,637
Total assets . . . . . . . . . . . . . . . . . . . . .      674,313         660,459       657,436        749,055        596,284
Long-term debt . . . . . . . . . . . . . . . . . . . .      248,723         241,004       189,398        229,548        169,679
Convertible redeemable preferred stock . . . . . . . .
Stockholders' equity . . . . . . . . . . . . . . . . .      228,888         220,305       290,158        275,292        275,460

Other Statistics
Total debt to total capital (5). . . . . . . . . . . .          54.0%          53.0%            43.1%         52.3%         38.2%
Current ratio. . . . . . . . . . . . . . . . . . . . .          2.8             2.9            3.0           2.4            3.8
Average shares outstanding . . . . . . . . . . . . . .       27,218          27,108         27,004        26,726         26,563


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

(5)   Total capital equals interest-bearing debt, preferred stock and stockholders' equity.

                                          PHILLIPS-VAN HEUSEN CORPORATION
                                         TEN-YEAR FINANCIAL SUMMARY (CONTINUED)

                                                            1993            1992          1991            1990(2)       1989
Summary of Operations
Net sales
  Apparel. . . . . . . . . . . . . . . . . . . . . . .   $  757,452       $  709,361     $596,383       $536,352       $493,395
  Footwear and Related Products. . . . . . . . . . . .      394,942          333,204      307,717        269,963        239,541
                                                          1,152,394        1,042,565      904,100        806,315        732,936
Cost of goods sold and expenses. . . . . . . . . . . .    1,072,083          972,357      843,367        752,252        682,687
Income (loss) before interest, taxes
  and extraordinary item . . . . . . . . . . . . . . .       80,311           70,208       60,733         54,063         50,249
Interest expense, net. . . . . . . . . . . . . . . . .       16,679           15,727       16,686         18,884         17,555
Income tax expense (benefit) . . . . . . . . . . . . .       20,380           16,600       12,910          8,795          8,502
Income (loss) before extraordinary item. . . . . . . .       43,252           37,881       31,137         26,384         24,192
Extraordinary loss, net of tax . . . . . . . . . . . .      (11,394)
     Net income (loss) . . . . . . . . . . . . . . . .   $   31,858       $   37,881    $  31,137      $  26,384      $  24,192

Per Share Statistics
Basic Earnings Per Share:
Before extraordinary item. . . . . . . . . . . . . . .  $      1.66      $      1.50   $     1.24     $     1.00     $     0.88
Extraordinary loss . . . . . . . . . . . . . . . . . .        (0.44)             -
Net income (loss). . . . . . . . . . . . . . . . . . .  $      1.22      $      1.50   $     1.24     $     1.00     $     0.88

Diluted Earnings Per Share:
Before extraordinary item. . . . . . . . . . . . . . .  $      1.60      $      1.42 $       1.15     $      0.95    $     0.84
Extraordinary loss . . . . . . . . . . . . . . . . . .        (0.42)
     Net income (loss) . . . . . . . . . . . . . . . .  $      1.18      $      1.42 $       1.15     $      0.95    $     0.84

Dividends paid per share . . . . . . . . . . . . . . .  $      0.15      $      0.15    $  0.1425     $     0.14     $     0.14
Stockholders' equity per share.. . . . . . . . . . . .         9.33             8.14         4.52           3.38           2.53

Financial Position
Current assets . . . . . . . . . . . . . . . . . . . .   $  418,702       $  410,522     $303,143       $285,315       $266,867
Current liabilities. . . . . . . . . . . . . . . . . .      109,156          115,208      102,976         90,748         84,190
Working capital. . . . . . . . . . . . . . . . . . . .      309,546          295,314      200,167        194,567        182,677
Total assets . . . . . . . . . . . . . . . . . . . . .      554,771          517,362      398,969        376,790        333,108
Long-term debt . . . . . . . . . . . . . . . . . . . .      169,934          170,235      121,455        140,259        118,776
Convertible redeemable preferred stock . . . . . . . .                                     72,800         72,800         72,800
Stockholders' equity . . . . . . . . . . . . . . . . .      246,799          211,413       84,903         62,324         46,085

Other Statistics
Total debt to total capital (5). . . . . . . . . . . .          40.8%           46.8%          46.0%         53.2%           52.6%
Current ratio. . . . . . . . . . . . . . . . . . . . .          3.8              3.6          2.9            3.1            3.2
Average shares outstanding . . . . . . . . . . . . . .       26,142           23,766       18,552         18,260         18,140


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

(5)   Total capital equals interest-bearing debt, preferred stock and stockholders' equity.

                                                                 SCHEDULE II

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                          VALUATION AND QUALIFYING ACCOUNTS
                                                   (In thousands)



          Column A                      Column B                   Column C               Column D     Column E
                                                                   Additions
                                       Balance at      Charged to         Charged to                      Balance
                                        Beginning       Costs and            Other                        at End
         Description                    of Period        Expense           Accounts      Deductions      of Period
Year Ended January 31, 1999

Deducted from asset accounts:
  Allowance for doubtful
    accounts. . . . . . . . . . . .         $2,911       $   409(a)       $  441(b)        $2,394(c)       $1,367


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

The IZOD Corporation                                 Pennsylvania

Phillips-Van Heusen Puerto Rico LLC                  Delaware

BassNet, Inc.                                        Delaware

                                                                  EXHIBIT 23


Report and Consent of Independent Auditors

Our audits included the financial statement schedule of Phillips-Van Heusen Corporation listed in Item 14(a)(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in

    (i) Post-Effective Amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), which relates to the Phillips-Van Heusen Corporation Employee Savings and Retirement Plan,

    (ii) Registration Statement (Form S-8, No. 33-50841) and Registration Statement (Form S-8, No. 33-59602), each of which relate to the Phillips-Van Heusen Corporation Associates Investment Plan for Residents of the Commonwealth of Puerto Rico,

    (iii) Registration Statement (Form S-8, No. 33-59101), which relates to the Voluntary Investment Plan of Phillips-Van Heusen Corporation (Crystal Brands Division),

    (iv) Post-Effective Amendment No. 4 to Registration Statement (Form S-8, No. 2-72959), Post Effective Amendment No. 6 to Registration Statement (Form S-8, No. 2-64564), and Post Effective Amendment No. 13 to Registration Statement (Form S-8, No. 2-47910), each of which relate to the 1973 Employee's Stock Option Plan of Phillips-Van Heusen Corporation,

    (v) Registration Statement (Form S-8, No. 33-38698), Post-Effective Amendment No. 1 to Registration Statement (Form S-8, No. 33-24057) and Registration Statement (Form S-8, No. 33-60793), each of which relate to the Phillips-Van Heusen Corporation 1987 Stock Option Plan,

    (vi) Registration Statement (Form S-8, No. 333-29765) which relates to the Phillips-Van Heusen Corporation 1997 Stock Option Plan, and

    (vii) Registration Statement (Form S-4, No. 333-57203), which relates to the 9.5% Senior Subordinated Notes due 2008 of Phillips-Van Heusen Corporation and in the related Prospectuses of our report dated March 9, 1999, with respect to the consolidated financial statements and our report included in the preceding paragraph with respect to the financial statement schedule of Phillips-Van Heusen Corporation included in this Annual Report (Form 10-K) for the year ended January 31, 1999.



                                                      ERNST & YOUNG LLP


New York, New York
April 26, 1999