Form 10-Q
period 1999-05-02
PHILLIPS VAN HEUSEN CORP /DE/
filed 1999-05-21
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1999


                                      OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                       Commission file number    1-724



                       PHILLIPS-VAN HEUSEN CORPORATION
            (Exact name of registrant as specified in its charter)



           Delaware                                      13-1166910
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                       Identification No.)


200 Madison Avenue              New York, New York                10016
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number                (212) 381-3500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  X  No

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of May 14, 1999: 27,287,985 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants Review Report.................................    1

Condensed Consolidated Balance Sheets as of May 2, 1999 and
January 31, 1999......................................................    2

Condensed Consolidated Statements of Operations for the thirteen weeks
ended May 2, 1999 and May 3, 1998.....................................    3

Condensed Consolidated Statements of Cash Flows for the thirteen
weeks ended May 2, 1999 and May 3, 1998...............................    4

Notes to Condensed Consolidated Financial Statements..................   5-6

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   7-10

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  11-14

Signatures............................................................   15

Exhibit--Acknowledgment of Independent Accountants....................   16

Exhibit--Financial Data Schedule......................................   17

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of May 2, 1999, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 2, 1999 and May 3, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Phillips-Van Heusen Corporation as of January 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 9, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                ERNST & YOUNG LLP



New York, New York
May 19, 1999

Phillips-Van Heusen Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                            UNAUDITED      AUDITED
                                                              May 2,     January 31,
                                                               1999          1999
ASSETS
 Current Assets:
  Cash, including cash equivalents of $10,911 and $4,399   $ 19,447      $ 10,957
  Trade receivables, less allowances of $1,489 and $1,367    97,413        88,038
  Inventories                                               253,750       232,695
  Other, including deferred taxes of $10,611                 28,094        36,327
      Total Current Assets                                  398,704       368,017
 Property, Plant and Equipment                               91,671       108,846
 Goodwill                                                    85,304       113,344
 Other Assets, including deferred taxes of $50,297 and
   $52,167                                                   83,425        84,106
                                                           $659,104      $674,313

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                                          $ 20,000
  Accounts payable                                         $ 28,994        44,851
  Accrued expenses                                           92,899        67,835
      Total Current Liabilities                             121,893       132,686
 Long-Term Debt                                             248,738       248,723
 Other Liabilities                                           66,255        64,016
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
   shares authorized; no shares outstanding
  Common Stock, par value $1 per share; 100,000,000
   shares authorized; 27,287,985 shares issued               27,288        27,288
 Additional Capital                                         117,683       117,683
 Retained Earnings                                           77,247        83,917
      Total Stockholders' Equity                            222,218       228,888

                                                           $659,104      $674,313





See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

                                                            Thirteen Weeks Ended
                                                            May 2,         May 3,
                                                             1999           1998
Net sales                                                  $289,699      $295,765

Cost of goods sold                                          188,891       193,257

Gross profit                                                100,808       102,508

Selling, general and administrative expenses                 99,384       101,954

Year 2000 computer conversion costs                           1,450         2,000

Loss before interest, taxes and extraordinary item              (26)       (1,446)

Interest expense, net                                         6,143         5,466

Loss before taxes and extraordinary item                     (6,169)       (6,912)

Income tax benefit                                            1,544         2,427

Loss before extraordinary item                               (4,625)       (4,485)

Extraordinary loss on debt retirement, net of tax benefit                  (1,060)

Net loss                                                   $ (4,625)     $ (5,545)

Basic and diluted net loss per share:

Loss before extraordinary item                             $  (0.17)     $  (0.16)

Extraordinary loss                                                          (0.04)

Net loss per share                                         $  (0.17)     $  (0.20)





See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

                                                           Thirteen Weeks Ended
                                                            May 2,        May 3,
                                                             1999          1998
OPERATING ACTIVITIES:
  Loss before extraordinary item                          $ (4,625)    $ (4,485)
  Adjustments to reconcile to net cash
   used by operating activities:
    Depreciation and amortization                            4,800        6,785
    Equity income                                             (270)        (260)
    Deferred income taxes                                   (1,544)           6

  Changes in operating assets and liabilities:
    Receivables                                             (9,375)     (13,245)
    Inventories                                             (3,843)     (12,205)
    Accounts payable and accrued expenses                   (2,934)     (11,557)
    Other-net                                                  999       (1,264)
      Net Cash Used By Operating Activities                (16,792)     (36,225)


INVESTING ACTIVITIES:
  Sale of Gant trademark, net of related costs              67,000
  Acquisition of inventory associated with new
     license agreement                                     (17,212)
  Property, plant and equipment acquired                    (2,461)      (3,553)
     Net Cash Provided (Used) By Investing Activities       47,327       (3,553)


FINANCING ACTIVITIES:
  Net proceeds from issuance of 9.5% senior
    subordinated notes                                                  145,104
  Repayment of 7.75% senior notes                                       (49,286)
  Extraordinary loss on debt retirement                                  (1,631)
  Proceeds from revolving lines of credit                   41,600      117,000
  Payments on revolving lines of credit                    (61,600)    (168,500)
  Exercise of stock options                                                  75
  Cash dividends                                            (2,045)      (2,038)
      Net Cash Provided (Used) By Financing Activities     (22,045)      40,724

Increase In Cash                                             8,490          946

Cash at beginning of period                                 10,957       11,748

Cash at end of period                                     $ 19,447     $ 12,694

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the annual financial statements, including the footnotes thereto, included in the Company's Annual Report to Stockholders for the year ended January 31, 1999.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirteen weeks ended May 2, 1999 and May 3, 1998 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirteen weeks ended May 3, 1998 to present them on a basis consistent with the thirteen weeks ended May 2, 1999.

INVENTORIES

Inventories are summarized as follows:

                                         May 2,      January 31,
                                          1999          1999

            Raw materials               $  8,270      $  8,529
            Work in process               11,848        12,834
            Finished goods               233,632       211,332

                  Total                 $253,750      $232,695

Inventories are stated at the lower of cost or market. Cost for apparel inventories, excluding certain sportswear inventories, is determined using the last-in, first-out method (LIFO). Cost for footwear and certain sportswear inventories is determined using the first-in, first-out method (FIFO). Inventories would have been approximately $8,400 higher than reported at May 2, 1999 and January 31, 1999, if the FIFO method of inventory accounting had been used for all apparel.

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

EXTRAORDINARY LOSS

On April 22, 1998, PVH issued $150,000 of 9.5% senior subordinated notes due May 1, 2008 and used the net proceeds to retire its intermediate term 7.75% senior notes and to repay a portion of the borrowings under its prior revolving credit facility. On the same day, PVH refinanced its revolving credit facility by entering into a new $325,000 senior secured credit facility. In connection therewith, the Company paid a yield maintenance premium of $1,446 and wrote off certain debt issue costs of $185. These items have been classified as an extraordinary loss, net of tax benefit of $571, in the first quarter of 1998.

ACQUISITION AND DISPOSITION OF BUSINESSES

On March 12, 1999, PVH entered into a license agreement to market dress shirts under the John Henry and Manhattan brands. In connection therewith, the Company acquired $17,212 of inventory from the licensor.

On February 26, 1999, PVH sold the Gant trademark and certain related assets associated with the Company's Gant operations for $71,000 in cash to Pyramid Sportswear AB ("Pyramid"), which was the brand's international licensee. Pyramid is a wholly-owned subsidiary of Pyramid Partners AB, in which PVH has a minority interest. PVH has realized no gain or loss in connection with this transaction, after writing off certain assets associated with its Gant operations, including goodwill.

SEGMENT DATA

PVH manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments, PVH evaluated its operating divisions and product offerings. PVH aggregated the results of its apparel divisions into the Apparel segment. This segment derives revenues from marketing dresswear, sportswear and accessories, principally under the brand names Van Heusen, Izod, Izod Club and Geoffrey Beene, John Henry, Manhattan, and, until February 26, 1999, Gant. PVH's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual and weekend footwear, apparel and accessories under the Bass brand name.

Sales for both segments occur principally in the United States. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" for additional segment data.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following adjusted statements of operations and segment data segregate Year 2000 computer conversion costs (Y2K costs) from the Company's ongoing operations:

                                                          Statements of Operations
(In thousands)                                              Thirteen Weeks Ended
                                                            May 2,         May 3,
                                                             1999           1998
Net sales                                                  $289,699      $295,765

Cost of goods sold                                          188,891       193,257

Gross profit                                                100,808       102,508

Selling, general and administrative expenses                 99,384       101,954

Income before interest, taxes and Y2K costs                   1,424           554

Interest expense, net                                         6,143         5,466

Loss before taxes and Y2K costs                              (4,719)       (4,912)

Income tax benefit                                            1,182         1,718

Loss before Y2K costs and extraordinary item                 (3,537)       (3,194)

Y2K costs, net of tax benefit                                 1,088         1,291

Extraordinary loss on debt retirement, net
  of tax benefit                                                            1,060

Net loss                                                   $ (4,625)     $ (4,485)

                                                               Segment Data
                                                           Thirteen Weeks Ended
                                                            May 2,        May 3,
                                                             1999          1998

Net sales-apparel                                          $202,058      $205,389

Net sales-footwear and related products                      87,641        90,376

Total net sales                                            $289,699      $295,765

Operating income - apparel                                 $  3,763      $  3,226

Operating income-footwear and
  related products                                            1,191           581

Total operating income                                        4,954         3,807

Corporate expenses                                            3,530         3,253

Income before interest, taxes and Y2K costs                $  1,424      $    554


Excluding Y2K costs (net of tax benefit), net loss per share before extraordinary item for the thirteen weeks ended May 2, 1999 and May 3, 1998, was $0.13 and $0.12, respectively.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 2, 1999 Compared with Thirteen Weeks Ended
May 3, 1998

APPAREL

Net sales of the Apparel segment in the first quarter were $202.1 million in 1999 and $205.4 million last year, a decrease of 1.6%.

Gross profit on apparel sales in the first quarter was 33.4% in 1999 compared with 33.6% in the prior year. This decrease is due principally to lower gross margins related to winding down the Company's Gant operations in connection with the sale of Gant in February 1999.

Selling, general and administrative expenses as a percentage of apparel sales in the first quarter decreased to 31.5% this year from 32.0% last year. The improved expense level is due principally to reduced goodwill amortization and operating expenses relating to the sale of Gant.

FOOTWEAR AND RELATED PRODUCTS

Net sales of the Footwear and Related Products segment in the first quarter were $87.6 million in 1999 and $90.4 million last year, a decrease of 3.1%. This decrease was expected as the prior year's first quarter included higher levels of promotional selling at Bass resulting from the liquidation of excess inventory.

Gross profit on footwear and related products sales in the first quarter was 37.4% in 1999 compared with 36.8% in the prior year. The improvement is principally because last year's higher levels of promotional selling did not recur.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first quarter were 36.0% this year compared with 36.1% last year.

INTEREST EXPENSE

Interest expense in the first quarter was $6.1 million in 1999 compared with $5.5 million last year. This increase resulted from the effects of the refinancings the Company completed late in the first quarter of 1998 which, in addition to extending the maturities of long-term debt, also increased overall borrowing costs.

INCOME TAXES

Income taxes were estimated at a rate of 25.0% for the current year compared with 35.1% last year. The actual full year tax rate for 1998 was 25.8% The Company believes the current quarter's rate better estimates its expected full year rate.

CORPORATE EXPENSES

Corporate expenses in the first quarter were $3.5 million in 1999 compared with $3.3 million last year.

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

The total cost of the Y2K Project is estimated to be $22 million and is being funded through operating cash flows. Of the total Project cost, approximately $3 million is attributable to the purchase of new software, which will be capitalized, with the remaining cost expensed as incurred. Expenses incurred through May 2, 1999 were $10 million. Future expenses for the Y2K project include testing with customers and suppliers, as well as additional contingency planning and testing, and includes consulting fees and other administrative costs.

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

Net cash used by operations in the first quarter totalled $16.8 million in 1999 and $36.2 million last year. This decrease is due to a smaller build-up of inventory in the current year and reduced spending for restructuring initiatives as compared to the prior year's first quarter.

The Company has a $325 million credit agreement which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The agreement also includes a letter of credit facility with a sub-limit of $250 million, provided, however, that the aggregate maximum amount outstanding under both the revolving credit facility and the letter of credit facility is $325 million. The Company believes that its borrowing capacity under these facilities is adequate for its 1999 peak seasonal needs.




                                     * * *
******************************************************************************
* Safe Harbor Statement Under the Private Securities Litigation Reform Act   *
* of 1995                                                                    *
*                                                                            *
* Forward-looking statements in this Form 10-Q report including,             *
* without limitation, statements relating to PVH's plans, strategies,        *
* objectives, expectations and intentions, are made pursuant to              *
* the safe harbor provisions of the Private Securities Litigation Reform     *
* Act of 1995.  Investors are cautioned that such forward-looking            *
* statements are inherently subject to risks and uncertainties, many of      *
* which cannot be predicted with accuracy, and some of which might not be    *
* anticipated, including, without limitation, the following: (i) PVH's       *
* plans, strategies, objectives, expectations and intentions are subject     *
* to change at any time at the discretion of the Company; (ii) the levels    *
* of sales of PVH's apparel and footwear products, both to its wholesale     *
* customers and in its retail stores, and the extent of discounts and        *
* promotional pricing in which the Company is required to engage;            *
* (iii) PVH's plans and results of operations will be affected by the        *
* Company's ability to manage its growth and inventory; (iv) the timing      *
* and effectiveness of programs dealing with the Year 2000 issue; and        *
* (v) other risks and uncertainties indicated from time to time in PVH's     *
* filings with the Securities and Exchange Commission.                       *
******************************************************************************
                                     * * *

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

     4.6 Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party hereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.6 to the Company's report on Form 10-Q for the period ended May 3,
           1998).

     4.7 Amendment No. 1, dated as of November 17, 1998, to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party hereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.7 to the Company's report on Form 10-K for the period ended January 31,
           1999).

     4.8 Consent, Waiver and Amendment No. 2, dated as of February 23, 1999, to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party hereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.8 to the Company's report on Form 10-K for the period ended January 31,
           1999).

     4.9 Indenture, dated as of April 22, 1998, with PVH as issuer and Union Bank of California, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to the Company's report on Form 10-Q for the period ended May 3, 1998).

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

    *10.3 Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 16, 1987).
                                     -12-

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

    *10.11 Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997 (incorporated by reference to Exhibit 10.14 to the Company's report on Form 10-Q for the period ending August 3,
           1997).

    *10.12 Phillips-Van Heusen Corporation Senior Management Bonus Program for fiscal year 1998 (incorporated by reference to Exhibit 10.15 to the Company's report on Form 10-Q for the period ending August 2,
           1998).

     15.   Acknowledgement of Independent Accountants

     27.   Financial Data Schedule

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a) of this report.

(b) Reports on Form 8-K filed during the quarter ended May 2, 1999:

    Report on Form 8-K, dated as of February 26, 1999, describing the transaction to sell the Gant, Hugger and Rugger trademarks and certain related assets associated with the Company's Gant operations for $71.0 million cash to Pyramid Sportswear AB.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




May 20, 1999                         /s/ Vincent A. Russo
                                     Vincent A. Russo, Vice President
                                     and Controller

                                                                    Exhibit 15


May 21, 1999


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We are aware of the incorporation by reference in

      (i) Post-Effective Amendment No. 2 to the Registration Statement (Form S-8, No. 2-73803), which relates to the Phillips-Van Heusen Corporation Employee Savings and Retirement Plan,

      (ii) Registration Statement (Form S-8, No. 33-50841) and Registration Statement (Form S-8, No. 33-59602), each of which relate to the Phillips-Van Heusen Corporation Associates Investment Plan for Residents of the Commonwealth of Puerto Rico,

      (iii) Registration Statement (Form S-8, No. 33-59101), which relates to the Voluntary Investment Plan of Phillips-Van Heusen Corporation (Crystal Brands Division),

      (iv) Registration Statement (Form S-8, No. 33-38698), Post-Effective Amendment No. 1 to Registration Statement (Form S-8, No. 33-24057) and Registration Statement (Form S-8, No. 33-60793), each of which relate to the Phillips-Van Heusen Corporation 1987 Stock Option Plan,

      (v) Registration Statement (Form S-8, No. 333-29765) which relates to the Phillips-Van Heusen Corporation 1997 Stock Option Plan.

of our report dated May 19, 1999 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation which are included in its Form 10-Q for the thirteen week period ended
May 2, 1999.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                           ERNST & YOUNG LLP


New York, New York