Form 10-Q
period 1999-08-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 1999-08-26
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1999


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of August 17, 1999: 27,287,985 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Independent Accountants Review Report.................................    1

Condensed Consolidated Balance Sheets as of August 1, 1999 and
January 31, 1999......................................................    2

Condensed Consolidated Statements of Operations for the thirteen
weeks and twenty-six weeks ended August 1, 1999 and August 2, 1998....    3

Condensed Consolidated Statements of Cash Flows for the
twenty-six weeks ended August 1, 1999 and August 2, 1998..............    4

Notes to Condensed Consolidated Financial Statements..................   5-7

Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   7-11


PART II -- OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Stockholders..............   12

ITEM 6 - Exhibits and Reports on Form 8-K.............................  12-15

Signatures............................................................   16

Exhibit--Acknowledgment of Independent Accountants....................   17

Exhibit--Financial Data Schedule......................................   18

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of August 1, 1999, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods ended August 1, 1999 and August 2, 1998, and the related condensed consolidated statements of cash flows for the twenty-six week periods ended August 1, 1999 and August 2, 1998. These financial statements are the responsibility of the Company's management.

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



New York, New York
August 18, 1999

Phillips-Van Heusen Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                             UNAUDITED    AUDITED
                                                             August 1,  January 31,
                                                                1999        1999
ASSETS
 Current Assets:
  Cash, including cash equivalents of $23,474 and $4,399      $ 27,769  $ 10,957
  Trade receivables, less allowances of $1,605 and $1,367       87,646    88,038
  Inventories                                                  248,293   232,695
  Other, including deferred taxes of $10,611                    28,544    36,327
      Total Current Assets                                     392,252   368,017
 Property, Plant and Equipment                                  90,158   108,846
 Goodwill                                                       84,729   113,344
 Other Assets, including deferred taxes of $49,467 and
   $52,167                                                      81,301    84,106
                                                              $648,440  $674,313

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                                         $ 20,000
  Accounts payable                                            $ 25,988    44,851
  Accrued expenses                                              86,419    67,835
      Total Current Liabilities                                112,407   132,686
 Long-Term Debt                                                248,754   248,723
 Other Liabilities                                              62,512    64,016
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
   shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000
   shares authorized; 27,287,985 shares issued                  27,288    27,288
 Additional Capital                                            117,683   117,683
 Retained Earnings                                              79,796    83,917
      Total Stockholders' Equity                               224,767   228,888

                                                              $648,440  $674,313






See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

                                                  Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                  August 1,  August 2,   August 1,    August 2,
                                                    1999       1998        1999         1998
Net sales                                         $316,790   $306,371    $606,489     $602,136

Cost of goods sold                                 205,006    197,308     393,897      390,565

Gross profit                                       111,784    109,063     212,592      211,571

Selling, general and administrative expenses        98,227     95,770     197,611      197,724

Year 2000 computer conversion costs                  2,710      2,250       4,160        4,250

Income before interest, taxes and
  extraordinary item                                10,847     11,043      10,821        9,597

Interest expense, net                                6,038      6,654      12,181       12,120

Income (loss) before taxes and extraordinary item    4,809      4,389      (1,360)      (2,523)

Income tax expense (benefit)                         1,236      1,669        (308)        (759)

Income (loss) before extraordinary item              3,573      2,720      (1,052)      (1,764)

Extraordinary loss on debt retirement,
  net of tax benefit                                                                    (1,060)

Net income (loss)                                 $  3,573   $  2,720    $ (1,052)    $ (2,824)

Basic and diluted net income (loss) per share:

Income (loss) before extraordinary item           $   0.13   $   0.10    $  (0.04)    $  (0.06)

Extraordinary loss                                                                       (0.04)

Net income (loss) per share                       $   0.13   $   0.10    $  (0.04)    $  (0.10)


See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

                                                        Twenty-Six Weeks Ended
                                                        August 1,    August 2,
                                                          1999          1998
OPERATING ACTIVITIES:
  Loss before extraordinary item                        $ (1,052)    $ (1,764)
  Adjustments to reconcile net cash
   used by operating activities:
    Depreciation and amortization                          9,729       13,474
    Equity income                                           (540)        (520)
    Deferred income taxes                                   (714)           6

  Changes in operating assets and liabilities:
    Receivables                                              392        3,632
    Inventories                                            1,614      (53,248)
    Accounts payable and accrued expenses                (12,096)     (11,118)
    Other-net                                             (1,757)      (5,125)
      Net Cash Used By Operating Activities               (4,424)     (54,663)


INVESTING ACTIVITIES:
  Sale of Gant trademark, net of related costs            67,000
  Acquisition of assets associated with new
     license agreement                                   (17,212)
  Property, plant and equipment acquired                  (5,484)      (7,952)
     Net Cash Provided (Used) By Investing Activities     44,304       (7,952)



FINANCING ACTIVITIES:
  Net proceeds from issuance of 9.5% senior
    subordinated notes                                                145,104
  Repayment of 7.75% senior notes                                     (49,286)
  Extraordinary loss on debt retirement                                (1,631)
  Proceeds from revolving lines of credit                 41,600      120,600
  Payments on revolving lines of credit                  (61,600)    (156,500)
  Exercise of stock options                                               215
  Cash dividends                                          (3,068)      (3,059)
      Net Cash Provided (Used) By Financing Activities   (23,068)      55,443

Increase (decrease) In Cash                               16,812       (7,172)

Cash at beginning of period                               10,957       11,748

Cash at end of period                                   $ 27,769     $  4,576

See accompanying notes.

                                      -4-

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

The results of operations for the twenty-six weeks ended August 1, 1999 and August 2, 1998 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the twenty-six weeks ended August 2, 1998 to present that information on a basis consistent with the twenty-six weeks ended August 1, 1999.

INVENTORIES

Inventories are summarized as follows:

                                      August 1,     January 31,
                                        1999           1999

           Raw materials              $ 12,404       $  8,529
           Work in process              14,776         12,834
           Finished goods              221,113        211,332

                 Total                $248,293       $232,695

Inventories are stated at the lower of cost or market. Cost for apparel inventories, excluding certain sportswear inventories, is determined using the last-in, first-out method (LIFO). Cost for footwear and certain sportswear inventories is determined using the first-in, first-out method (FIFO). Inventories would have been approximately $8,400 higher than reported at August 1, 1999 and January 31, 1999, if the FIFO method of inventory accounting had been used for all apparel.

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

FACILITY CLOSING

During 1997, PVH recorded pre-tax charges of $132,700, related principally to a series of actions the Company has taken to accelerate the execution of its ongoing strategies to build its brands. One of the actions contemplated in that plan was the closing of a designated footwear facility. In the current year's second quarter, the Company announced the closing of its footwear manufacturing and warehousing operations in the Caribbean. As a result of this closure, the footwear facility originally designated for closure is now operationally required, and so the Company will not close this facility. The cost of closing the Caribbean facilities of approximately $5,000 approximates the cost to close the footwear facility designated in the Company's original plan. As such, there is no net effect on net income.

SEGMENT DATA

PVH manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments, PVH evaluated its operating divisions and product offerings. PVH aggregated the results of its apparel divisions into the Apparel segment. This segment derives revenues from marketing dresswear, sportswear and accessories, principally under the brand names Van Heusen, Izod, Izod Club, Geoffrey Beene, John Henry, Manhattan, DKNY, and until February 26, 1999, Gant. PVH's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual footwear, apparel and accessories under the Bass brand name. Sales for both segments occur principally in the United States.

(In thousands)                                  Segment Data
                                 Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                 8/1/99       8/2/98     8/1/99       8/2/98
Net sales-apparel               $212,665     $203,597   $414,723     $408,986

Net sales-footwear and
  related products               104,125      102,774    191,766      193,150

Total net sales                 $316,790     $306,371   $606,489     $602,136

Operating income - apparel      $  9,607     $  9,058   $ 13,370     $ 12,284

Operating income-footwear
  and related products             7,412        7,137      8,603        7,718

Total operating income            17,019       16,195     21,973       20,002

Corporate expenses                 6,172        5,152     11,152       10,405

Income before interest, taxes
  and extraordinary item        $ 10,847     $ 11,043   $ 10,821     $  9,597

Corporate expenses include Year 2000 computer conversion costs of $2,710 and $4,160 for the thirteen and twenty-six weeks ended August 1, 1999, respectively, compared with $2,250 and $4,250 for the thirteen and twenty-six weeks ended August 2, 1998, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Thirteen Weeks Ended August 1, 1999 Compared With Thirteen Weeks Ended August 2, 1998

APPAREL SEGMENT

Net sales of the Company's apparel segment in the second quarter increased to $212.7 million in 1999 compared with $203.6 million last year, a 4.5% increase. The increase resulted principally from sales of John Henry and

Manhattan branded dress shirts, which the Company began selling late in the current year's first quarter under a new licensing agreement.

Gross profit on apparel sales was 33.6% in the current quarter compared with 34.0% last year. This decrease relates to lower gross margins related to winding down the Company's Gant operations in connection with the sale of Gant in February, 1999.

Selling, general and administrative expenses as a percentage of apparel sales were 29.1% in the current quarter compared with 29.5% last year. The improved expense level relates principally to reduced operating expenses relating to the sale of Gant.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the second quarter were $104.1 million in 1999 compared with $102.8 million last year, an increase of 1.3%.

Gross profit on footwear and related products sales was 38.6% in the second quarter of 1999 compared with 38.5% last year.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the second quarter were 31.5% in 1999 compared with 31.6% in 1998.

INTEREST EXPENSE

Interest expense in the second quarter was $6.0 million in 1999 compared with $6.7 million last year. Interest expense decreased as borrowing levels were reduced, principally because of the cash proceeds received from the sale of Gant and tight management of assets.

CORPORATE EXPENSES

Excluding Year 2000 computer conversion costs, corporate expenses in the second quarter were $3.5 million in 1999 compared with $2.9 million in 1998. This increase relates to increased information technology costs.

Twenty-Six Weeks Ended August 1, 1999 Compared With Twenty-Six Weeks Ended August 2, 1998

APPAREL SEGMENT

Net sales of the Company's apparel segment in the first half were $414.7 million in 1999, an increase of 1.4% from the prior year's $409.0 million. The increase resulted principally from sales of John Henry and Manhattan branded dress shirts, which the Company began selling late in the current year's first quarter under a new licensing agreement.

Gross profit on apparel sales was 33.5% in the first half of 1999 compared with 33.8% last year. This decrease is due to lower gross margins related to winding down the Company's Gant operations.

Selling, general and administrative expenses as a percentage of apparel sales in the first half were 30.3% in 1999 compared with 30.8% in 1998. The improved expense level relates principally to reduced operating expenses relating to the sale of Gant.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the first half were $191.8 million in 1999 compared with $193.2 million last year. This decrease was expected as last year's first quarter included higher levels of promotional selling at Bass resulting from the liquidation of excess inventory. Partially offsetting the first quarter sales decrease was the 1.3% sales increase in the current year's second quarter.

Gross profit on footwear and related products sales was 38.1% in the first half of 1999 compared with 37.7% last year. The improvement is principally because last year's higher levels of promotional selling in the first quarter did not recur.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first half were 33.6% in 1999 and 33.7% in 1998.

INTEREST EXPENSE

Interest expense in the first half was $12.2 million in 1999 compared with $12.1 million last year. The current year's second quarter decrease was offset by an unfavorable interest expense comparison in the current year's first quarter. The first quarter increase resulted from the refinancings the Company completed late in the first quarter of 1998 which, in addition to extending the maturities of long-term debt, also increased overall borrowing costs.

CORPORATE EXPENSES

Excluding Year 2000 computer conversion costs, corporate expenses in the first half were $7.0 million in 1999 compared with $6.2 million in 1998. This increase relates to increased information technology costs.

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

The Company completed an assessment of Y2K requirements for the systems supported by its Information Technology Department which included contacting its software suppliers. The impacted systems, including those that are part of the Company's data processing infrastructure, are now Y2K compliant as a result of modification or replacement. The Company completed remediation, testing and rollout of all of its mainstream business systems in June, 1999. Only end-user computing applications require any further work. Of these, none are expected to have a significant impact on any vital business processes.

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

The total cost of the Y2K Project is estimated to be $20 million and is being funded through operating cash flows. Of the total Project cost, approximately $3 million is attributable to the purchase of new software, which will be capitalized, with the remaining cost expensed as incurred. Expenses incurred through August 1, 1999 were $13 million. Future expenses for the Y2K project include testing with customers and suppliers, as well as additional contingency planning and testing, and includes consulting fees and other administrative costs.

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

Net cash used by operations in the first half was $4.4 million in 1999 and $54.7 million last year. The reduction in cash used by operations is due principally to tight management of assets, particularly significantly lower inventory levels.

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



                                     * * *
******************************************************************************
* Safe Harbor Statement Under the Private Securities Litigation Reform Act   *
* of 1995                                                                    *
*                                                                            *
* Forward-looking statements in this Form 10-Q report including,             *
* without limitation, statements relating to PVH's plans, strategies,        *
* objectives, expectations and intentions, are made pursuant to              *
* the safe harbor provisions of the Private Securities Litigation Reform     *
* Act of 1995.  Investors are cautioned that such forward-looking            *
* statements are inherently subject to risks and uncertainties, many of      *
* which cannot be predicted with accuracy, and some of which might not be    *
* anticipated, including, without limitation, the following: (i) PVH's       *
* plans, strategies, objectives, expectations and intentions are subject     *
* to change at any time at the discretion of the Company; (ii) the levels    *
* of sales of PVH's apparel and footwear products, both to its wholesale     *
* customers and in its retail stores, and the extent of discounts and        *
* promotional pricing in which the Company is required to engage, all of     *
* which can be affected by weather conditions, changes in the economy,       *
* fashion trends and other factors; (iii) PVH's plans and results of         *
* operations will be affected by the Company's ability to manage its         *
* growth and inventory; (iv) the timing and effectiveness of programs        *
* dealing with the Year 2000 issue; and (v) other risks and uncertainties    *
* indicated from time to time in PVH's filings with the Securities and       *
* Exchange Commission.                                                       *
******************************************************************************
                                     * * *

                          Part II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual stockholders' meeting was held on June 17, 1999. There were present in person or by proxy, holders of 25,112,780 shares of Common Stock, or 92.0% of all votes eligible for the meeting.

The following directors were elected to serve for a term of one year:

                                   For            Vote Withheld

Edward H. Cohen                 24,760,191           352,589
Joseph B. Fuller                24,760,560           352,220
Joel H. Goldberg                24,762,141           350,639
Marc Grosman                    24,768,661           344,119
Dennis F. Hightower             24,768,660           344,120
Bruce J. Klatsky                24,758,770           354,010
Maria Elena Lagomasino          24,766,660           346,120
Harry N.S. Lee                  24,763,582           349,198
Bruce Maggin                    24,762,791           349,989
Sylvia M. Rhone                 20,020,478         5,092,302
Peter J. Solomon                24,715,856           396,924
Mark Weber                      24,752,078           360,702

The proposal for Ernst & Young LLP to serve as the Company's independent auditors until the next stockholders' meeting was ratified. The vote was 24,957,321 For and 86,164 Against.

The result of the vote on the proposal of a stockholder to request the Board of Directors to consider the discontinuance of all bonuses, options, rights, stock appreciation rights, etc., after termination of any existing programs, for top management was defeated and not adopted. The vote was 939,545 For and 21,381,045 Against.

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

    *10.11 Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997 (incorporated by reference to Exhibit 10.14 to the Company's report on Form 10-Q for the period ending August 3,
           1997).

    *10.12 Phillips-Van Heusen Corporation Senior Management Bonus Program for fiscal year 1998 (incorporated by reference to Exhibit 10.15 to the Company's report on Form 10-Q for the period ending August 2,
           1998).

    *10.13 Phillips-Van Heusen Corporation Senior Management Bonus Program for fiscal year 1999.

     15.   Acknowledgement of Independent Accountants

     27.   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended August 1, 1999.

     No reports have been filed on Form 8-K during the quarter covered by this report.

  * Management contract or compensatory plan or agreement required to be identified pursuant to Item 14(a) of this report.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




August 23, 1999                     /s/ Vincent A. Russo
                                    Vincent A. Russo
                                    Vice President and Controller

                                                                    Exhibit 15



August 23, 1999


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

of our reports dated August 18, 1999 and May 19, 1999 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation that are included in its Forms 10-Q for the thirteen week periods ended August 1, 1999 and May 2, 1999.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                           ERNST & YOUNG LLP


New York, New York