Form 10-Q
period 1999-10-31
PHILLIPS VAN HEUSEN CORP /DE/
filed 1999-12-10
CIK 78239

SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999


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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of November 29, 1999: 27,289,869 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Independent Accountants Review Report.................................    1

Condensed Consolidated Balance Sheets as of October 31, 1999 and
January 31, 1999......................................................    2

Condensed Consolidated Statements of Income for the
thirteen weeks and thirty-nine weeks ended October 31, 1999
and November 1, 1998..................................................    3

Condensed Consolidated Statements of Cash Flows for the
thirty-nine weeks ended October 31, 1999 and November 1, 1998.........    4

Notes to Condensed Consolidated Financial Statements..................   5-7

Item 2 - Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................   8-12


PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  13-14

Signatures............................................................   15

Exhibit--Acknowledgment of Independent Accountants....................   16

Exhibit--Financial Data Schedule......................................   17

                     Independent Accountants Review Report


Stockholders and Board of Directors
Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of October 31, 1999, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods ended October 31, 1999 and November 1, 1998, and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended October 31, 1999 and November 1, 1998. These financial statements are the responsibility of the Company's management.

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



New York, New York
November 17, 1999

Phillips-Van Heusen Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                             UNAUDITED    AUDITED
                                                            October 31, January 31,
                                                                1999        1999
ASSETS
 Current Assets:
  Cash, including cash equivalents of $39,715 and $4,399     $ 41,276   $ 10,957
  Trade receivables, less allowances of $1,881 and $1,367     119,038     88,038
  Inventories                                                 226,989    232,695
  Other, including deferred taxes of $10,611                   30,064     36,327
      Total Current Assets                                    417,367    368,017
 Property, Plant and Equipment                                 97,703    108,846
 Goodwill                                                      84,153    113,344
 Other Assets, including deferred taxes of $41,807 and
   $52,167                                                     68,702     84,106
                                                             $667,925   $674,313

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Notes payable                                                         $ 20,000
  Accounts payable                                           $ 27,594     44,851
  Accrued expenses                                             89,970     67,835
      Total Current Liabilities                               117,564    132,686
 Long-Term Debt                                               248,769    248,723
 Other Liabilities                                             62,539     64,016
 Stockholders' Equity:
  Preferred Stock, par value $100 per share; 150,000
   shares authorized, no shares outstanding
  Common Stock, par value $1 per share; 100,000,000
   shares authorized; shares issued 27,289,869 and
   27,287,985                                                  27,290     27,288
 Additional Capital                                           117,697    117,683
 Retained Earnings                                             94,066     83,917
      Total Stockholders' Equity                              239,053    228,888

                                                             $667,925   $674,313






See accompanying notes.

Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Operations
Unaudited

(In thousands, except per share data)
                                               Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                              October 31, November 1,   October 31, November 1,
                                                 1999        1998          1999        1998
Net sales                                      $368,041    $374,392      $974,530    $976,528

Cost of goods sold                              239,239     246,329       633,136     636,894

Gross profit                                    128,802     128,063       341,394     339,634

Selling, general and administrative expenses     98,126      98,849       295,737     296,573

Year 2000 computer conversion costs               1,995       2,125         6,155       6,375

Income before interest, taxes and
  extraordinary item                             28,681      27,089        39,502      36,686

Interest expense, net                             5,686       7,374        17,867      19,494

Income before taxes and
 extraordinary item                              22,995      19,715        21,635      17,192

Income tax expense                                7,702       5,699         7,394       4,940

Income before extraordinary item                 15,293      14,016        14,241      12,252

Extraordinary loss on debt retirement,
  net of tax benefit                                                                   (1,060)

Net income                                     $ 15,293    $ 14,016      $ 14,241    $ 11,192

Basic and diluted net income per share:

Income before extraordinary item               $   0.56    $   0.51      $   0.52    $   0.45

Extraordinary loss                                                                      (0.04)

Net income per share                           $   0.56    $   0.51      $   0.52    $   0.41



See accompanying notes.






Phillips-Van Heusen Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited

(In thousands)

                                                       Thirty-Nine Weeks Ended
                                                       October 31, November 1,
                                                          1999         1998
OPERATING ACTIVITIES:
  Income before extraordinary item                     $ 14,241    $  12,252
  Adjustments to reconcile net cash provided
   (used) by operating activities:
    Depreciation and amortization                        14,521       19,199
    Equity income                                          (810)        (864)
    Deferred income taxes                                 6,946            6

  Changes in operating assets and liabilities:
    Receivables                                         (31,000)     (46,228)
    Inventories                                          22,918      (35,977)
    Accounts payable and accrued expenses                (3,877)     (10,182)
    Acquisition of inventory associated with
     license agreement                                  (17,212)
    Other-net                                             1,834        1,004
      Net Cash Provided (Used) By Operating Activities    7,561      (60,790)


INVESTING ACTIVITIES:
  Sale of Gant trademark, net of related costs           67,000
  Property, plant and equipment acquired                (20,165)     (15,092)
     Net Cash Provided (Used) By Investing Activities    46,835      (15,092)



FINANCING ACTIVITIES:
  Net proceeds from issuance of 9.5% senior
    subordinated notes                                              145,104
  Repayment of 7.75% senior notes                                   (49,286)
  Extraordinary loss on debt retirement                              (1,631)
  Proceeds from revolving lines of credit                41,600     160,600
  Payments on revolving lines of credit                 (61,600)   (176,000)
  Exercise of stock options                                  16         498
  Cash dividends                                         (4,093)     (4,081)
      Net Cash Provided (Used) By Financing Activities  (24,077)     75,204

Increase (decrease) In Cash                              30,319        (678)

Cash at beginning of period                              10,957      11,748

Cash at end of period                                  $ 41,276    $ 11,070

See accompanying notes.

                                      -4-

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the audited consolidated financial statements, including the footnotes thereto, included in the Company's Annual Report to Stockholders for the year ended January 31, 1999.

The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirty-nine weeks ended October 31, 1999 and November 1, 1998 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirty-nine weeks ended November 1, 1998 to present that information on a basis consistent with the thirty-nine weeks ended October 31, 1999.

INVENTORIES

Inventories are summarized as follows:

                                      October 31,     January 31,
                                         1999            1999

           Raw materials               $ 10,702        $  8,529
           Work in process               13,583          12,834
           Finished goods               202,704         211,332

                 Total                 $226,989        $232,695

Inventories are stated at the lower of cost or market. Cost for apparel inventories are determined principally using the last-in, first-out method
(LIFO). Cost for footwear inventories are determined using the first-in, first-out method (FIFO). Inventories would have been approximately $8,400 higher than reported at October 31, 1999 and January 31, 1999, if the FIFO method of inventory accounting had been used for all businesses.

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

EXTRAORDINARY LOSS

On April 22, 1998, the Company issued $150,000 of 9.5% senior subordinated notes due May 1, 2008 and used the net proceeds to retire its intermediate term 7.75% senior notes and to repay a portion of the borrowings under its prior revolving credit facility. On the same day, the Company refinanced its revolving credit facility by entering into a new $325,000 senior secured credit facility. In connection therewith, the Company paid a yield maintenance premium of $1,446 and wrote off certain debt issue costs of $185. These items have been classified as an extraordinary loss, net of tax benefit of $571, in the first quarter of 1998.

ACQUISITION AND DISPOSITION OF BUSINESSES

On March 12, 1999, the Company entered into a license agreement to market dress shirts under the John Henry and Manhattan brands. In connection therewith, the Company acquired $17,212 of inventory from the licensor.

On February 26, 1999, the Company sold the Gant trademark and certain related assets associated with the Company's Gant operations for $71,000 in cash to Pyramid Sportswear AB ("Pyramid"), which was the brand's international licensee. Pyramid is a wholly-owned subsidiary of Pyramid Partners AB, in which the Company has a minority interest. Subsequent to February 26, 1999, the Company has been winding down its Gant operations in order to liquidate Gant's working capital and close the Gant division. The Company anticipates completing this process in the fourth quarter of 1999.

On November 3, 1999, the Company announced it had entered into agreements with Oxford Industries, Inc. to license the Izod Club trademark and sell substantially all of the related assets of the Company's Izod Club division. Upon finalization of the agreements, the Company will close its Izod Club division in the fourth quarter of 1999.

The finalization of the Gant and Izod Club transactions in the fourth quarter of 1999 is not expected to have a material impact on the Company's financial statements.

FACILITY CLOSING

During 1997, the Company recorded pre-tax charges of $132,700, related principally to a series of actions the Company has taken to accelerate the execution of its ongoing strategies to build its brands. One of the actions contemplated in that plan was the closing of a designated footwear facility.

In the current year's second quarter, the Company announced the closing of its footwear manufacturing and warehousing operations in the Caribbean. As a result of this closure, the footwear facility originally designated for closure is now operationally required, and so the Company will not close this facility. The cost of closing the Caribbean facilities of approximately $5,000 approximates the cost to close the footwear facility designated in the Company's original plan. As such, there was no net effect on net income.

SEGMENT DATA

The Company manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its apparel divisions into the Apparel segment. This segment derives revenues from marketing dresswear, sportswear and accessories, principally under the brand names Van Heusen, Izod, Izod Club, Geoffrey Beene, John Henry, Manhattan, DKNY, and until February 26, 1999, Gant. The Company's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual footwear, apparel and accessories under the Bass brand name. Sales for both segments occur principally in the United States.

(In thousands)                                  Segment Data
                                 Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                                 10/31/99     11/1/98   10/31/99      11/1/98
Net sales-apparel               $262,568     $256,252   $677,291     $665,238

Net sales-footwear and
  related products               105,473      118,140    297,239      311,290

Total net sales                 $368,041     $374,392   $974,530     $976,528

Operating income - apparel      $ 26,807     $ 25,090   $ 40,177     $ 37,374

Operating income-footwear
  and related products             8,189        8,095     16,792       15,813

Total operating income            34,996       33,185     56,969       53,187

Corporate expenses                 6,315        6,096     17,467       16,501

Income before interest, taxes
  and extraordinary item        $ 28,681     $ 27,089   $ 39,502     $ 36,686

Corporate expenses include Year 2000 computer conversion costs of $1,995 and $6,155 for the thirteen and thirty-nine weeks ended October 31, 1999, respectively, compared with $2,125 and $6,375 for the thirteen and thirty-nine weeks ended November 1, 1998, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Thirteen Weeks Ended October 31, 1999 Compared With Thirteen Weeks Ended November 1, 1998


APPAREL SEGMENT

Net sales of the Company's apparel segment in the third quarter were $262.6 million in 1999 compared with $256.3 million last year, a 2.5% increase. During 1999, the Company will close two of its apparel divisions: Gant, which the Company has been winding down since selling the Gant trademark in February, 1999, and Izod Club, due to entering into a license agreement which will be consummated in the fourth quarter. Excluding net sales of these businesses, net sales of the Company's apparel segment in the third quarter increased to $241.8 million in 1999 compared with $219.1 million last year, a 10.4% increase. This increase resulted principally from strong sales of both sportswear and dress shirts, with dress shirt sales including the John Henry and Manhattan brands which the Company began selling late in the current year's first quarter under a new licensing agreement.

Gross profit on apparel sales was 33.2% in the third quarter compared with 33.5% last year. This decrease relates to lower gross margins related to winding down the Company's Gant operations in connection with the sale of the Gant trademark in February 1999.

Selling, general and administrative expenses as a percentage of apparel sales were 23.0% in the third quarter compared with 23.7% last year. The improved expense level relates principally to reduced operating expenses relating to the closing of the Gant division.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the third quarter were $105.5 million in 1999 compared with $118.1 million last year, a decrease of 10.7%. This decrease is due to significantly less promotional selling of clearance merchandise than occurred in the same period last year.

Gross profit on footwear and related products sales was 39.3% in the third quarter of 1999 compared with 35.5% last year. As noted above, the current quarter had significantly less promotional selling of clearance merchandise as compared with the same period last year.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the third quarter were 31.6% in 1999 compared with 28.6% in 1998. This increase resulted from the third quarter's sales decrease, which increased Bass' expenses as a percentage of sales.

INTEREST EXPENSE

Interest expense in the third quarter was $5.7 million in 1999 compared with $7.4 million last year. Interest expense decreased due to improved cash flow, resulting principally because of the cash proceeds received from the sale of the Gant trademark and tight management of assets.

INCOME TAXES

The effective income tax rate in the third quarter of 1999 was 33.5% compared with the 1998 full year rate of 25.8%. The increased rate in the current year results principally from closing the Company's manufacturing operations in Puerto Rico in the current year, resulting in a higher percentage of pre-tax income being subject to U.S. tax.

CORPORATE EXPENSES

Corporate expenses in the third quarter were $6.3 million in 1999 compared with $6.1 million in 1998. This increase relates to increased information technology costs.

Thirty-Nine Weeks Ended October 31, 1999 Compared With Thirty-Nine Weeks Ended November 1, 1998

APPAREL SEGMENT

Net sales of the Company's apparel segment in the first nine months were $677.3 million in 1999 compared with $665.2 million last year, an increase of 1.8%. Excluding net sales of Gant and Izod Club which are closing in 1999 as described above, net sales of the Company's apparel segment in the first nine months were $599.5 million in 1999, an increase of 4.9% from the prior year's $571.3 million. This increase resulted principally from strong sales of both sportswear and dress shirts, with dress shirt sales including the John Henry and Manhattan brands which the Company began selling late in the current year's first quarter under a new licensing agreement.

Gross profit on apparel sales was 33.4% in the first nine months of 1999 compared with 33.7% last year. This decrease is due to lower gross margins related to winding down the Company's Gant operations.

Selling, general and administrative expenses as a percentage of apparel sales in the first nine months were 27.4% in 1999 compared with 28.1% in 1998. The improved expense level relates principally to reduced operating expenses relating to the closing of the Gant division.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the first nine months were $297.2 million in 1999 compared with $311.3 million last year, a decrease of 4.5%. This decrease is due to significantly less promotional selling of clearance merchandise than occurred in the same period last year.

Gross profit on footwear and related products sales was 38.5% in the first nine months of 1999 compared with 36.9% last year. As noted above, the current period had significantly less promotional selling of clearance merchandise than occurred in the same period last year.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first nine months were 32.9% in 1999 and 31.8% in 1998. This increase resulted from the current period's sales decrease, which increased Bass' expenses as a percentage of sales.

INTEREST EXPENSE

Interest expense in the first nine months was $17.9 million in 1999 compared with $19.5 million last year. Interest expense decreased due to improved cash flow, principally because of the cash proceeds received from the sale of the Gant trademark and tight management of assets.

INCOME TAXES

The effective income tax rate for the first nine months of 1999 was 34.2% compared with the 1998 full year rate of 25.8%. The increased rate in the current year results principally from closing the Company's manufacturing operations in Puerto Rico in the current year, resulting in a higher percentage of pre-tax income being subject to U.S. tax.

CORPORATE EXPENSES

Corporate expenses in the first nine months were $17.5 million in 1999 compared with $16.5 million in 1998. This increase relates to increased information technology costs.

YEAR 2000

The Year 2000 (Y2K) issue is the result of computer programs using two digits rather than four to define the applicable year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has initiated a comprehensive Y2K Project to address this issue and is utilizing both internal and external resources to complete it.

The Company completed an assessment of Y2K requirements for the systems supported by its Information Technology Department which included contacting its software suppliers. The impacted systems, including those that are part of the Company's data processing infrastructure, are now Y2K compliant as a result of modification or replacement. The Company completed remediation, testing and rollout of all of its mainstream business systems in June 1999. The work on end-user computing applications was completed in October 1999.

The Company has communicated with suppliers, equipment vendors, service providers and customers to determine the extent to which it is vulnerable to the failure of these parties to remedy any Y2K issues. Most of these parties have stated that they intend to be Y2K compliant by 2000. In conjunction with this, the Company has developed contingency plans for its major suppliers and merchandise carriers, where feasible, to mitigate Y2K risks. The Company's electronic commerce systems, used by many of its major customers, are Y2K compliant and have been installed.

The total cost of the Y2K Project is estimated to be $20 million and is being funded through operating cash flows. Of the total Project cost, approximately $3 million is attributable to the purchase of new software, which has been capitalized, with the remaining cost expensed as incurred. Expenses incurred through October 31, 1999 were $15 million. Future expenses for the Y2K project include testing with customers and suppliers, as well as additional contingency planning and testing, and includes consulting fees and other administrative costs.

The Company presently believes that the Y2K issue will not pose significant operational problems for its computer systems. However, no assurance can be given that this issue, as it relates to the Company's internal systems or those of other companies on which it relies, will not have a material adverse impact on the Company's operations.

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

Net cash provided by operations in the first nine months was $7.6 million in 1999 as compared with net cash used by operations of $60.8 million in the prior year. The increase in cash provided by operations is due principally to tight management of working capital, particularly significantly lower inventory levels.

The Company has a $325 million credit agreement which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The agreement also includes a letter of credit facility with a sub-limit of $250 million, provided, however, that the aggregate maximum amount outstanding under both the revolving credit facility and the letter of credit facility is $325 million. The Company believes that its borrowing capacity under these facilities is adequate for its peak seasonal needs for the foreseeable future.





                                     * * *
******************************************************************************
* Safe Harbor Statement Under the Private Securities Litigation Reform Act   *
* of 1995                                                                    *
*                                                                            *
* Forward-looking statements in this Form 10-Q report including,             *
* without limitation, statements relating to the Company's plans,            *
* strategies, objectives, expectations and intentions, are made pursuant to  *
* the safe harbor provisions of the Private Securities Litigation Reform     *
* Act of 1995.  Investors are cautioned that such forward-looking            *
* statements are inherently subject to risks and uncertainties, many of      *
* which cannot be predicted with accuracy, and some of which might not be    *
* anticipated, including, without limitation, the following: (i) the         *
* Company's plans, strategies, objectives, expectations and intentions are   *
* subject to change at any time at the discretion of the Company; (ii) the   *
* levels of sales of the Company's apparel and footwear products, both to    *
* its wholesale customers and in its retail stores, and the extent of        *
* discounts and promotional pricing in which the Company is required to      *
* engage, all of which can be affected by weather conditions, changes in     *
* the economy, fashion trends and other factors; (iii) the Company's plans   *
* and results of operations will be affected by the Company's ability to     *
* manage its growth and inventory; (iv) the timing and effectiveness of      *
* programs dealing with the Year 2000 issue; and (v) other risks and         *
* uncertainties indicated from time to time in the Company's filings with    *
* the Securities and Exchange Commission.                                    *
******************************************************************************
                                     * * *

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

     4.4 Supplemental Rights Agreement and Second Amendment to the Rights Agreement, dated as of July 30, 1987, between PVH and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit (c)(4) to the Company's Schedule 13E-4, Issuer Tender Offer Statement, dated July 31, 1987).
                                     -13-

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

     15.   Acknowledgement of Independent Accountants

     27.   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended October 31, 1999.

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


                                    PHILLIPS-VAN HEUSEN CORPORATION
                                               Registrant




December 10, 1999                   /s/ Vincent A. Russo
                                    Vincent A. Russo
                                    Vice President and Controller

                                                                 Exhibit 15



November 17, 1999


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

of our reports dated November 17, 1999, August 23, 1999 and May 21, 1999 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation that are included in its Forms 10-Q for the thirteen week periods ended October 31, 1999, August 1, 1999 and May 2, 1999.

Pursuant to Rule 436(c) of the Securities Act of 1933, our reports are not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                           ERNST & YOUNG LLP


New York, New York