Form 10-K
period 2000-01-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 2000-04-19
CIK 78239

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________

FORM 10-K

_____________________

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934
For the fiscal year ended January 30, 2000	Commission file number: 1-724

PHILLIPS-VAN HEUSEN CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-1166910
(State of incorporation)	(IRS Employer
Identification No.)

200 Madison Avenue

New York, New York 10016

(Address of principal executive offices)

212-381-3500

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

______________

Securities registered pursuant to Section 12(g) of the Act:

NONE

_______________

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least 90 days.

Yes X No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock of registrant held by nonaffiliates of the registrant as of April 3, 2000 was approximately $202,000,000.

___________________________________

Number of shares of Common Stock outstanding as of April 3, 2000:

27,289,869.

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Document	Location in Form 10-K
in which incorporated
Registrant's Proxy Statement
for the Annual Meeting of	Part III
Stockholders to be held on June 13, 2000

* * *

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this Form 10-K report including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the extent of discounts and promotional pricing in which the Company is required to engage, all of which can be affected by weather conditions, changes in the economy, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

PART I

Item 1. Business

Unless the context otherwise requires, the term "Company" means Phillips-Van Heusen Corporation ("PVH") and its subsidiaries ("Subsidiaries"). The Company's fiscal year is based on the 52-53 week period generally ending on the Sunday on or closest to January 31 and is designated by the calendar year in which the fiscal year commences. The Company derives market share data information used herein from various industry sources.

Overview

The Company is a leading marketer of men's, women's and children's apparel and footwear. Its roster of brands includes Van Heusen® , the number one dress shirt in America; G.H. Bass & Co.® , the leading brand of men's, women's and children's casual footwear; Geoffrey Beene® , the leading designer dress shirt label; DKNY® dress shirts, the fastest growing dress shirt brand in American department stores; and IZOD® , a leading sportswear brand. The Company also markets dress shirts under the John Henry® and Manhattan® brands, and has just begun marketing FUBU® dress shirts in the Spring of 2000.

The Company is brand focused, managing the design, sourcing and manufacturing of substantially all of its products on a brand by brand basis. The Company's products include dress, sport and knit shirts, casual shoes and, to a lesser extent, sweaters, neckwear, furnishings, bottoms, outerwear and leather and canvas accessories. Approximately 23% of the Company's net sales in fiscal 1999 were derived from sales of dress shirts, 30% from sales of footwear and related products and 47% from sales of other apparel goods, primarily branded sportswear. The Company markets its products at a wholesale level through national and regional department store chains and also directly to consumers through its own retail stores, generally located in factory outlet retail malls. The Company also presently markets Bass and Izod products through the Internet on a limited basis. The Company believes that marketing through the wholesale channel provides the opportunity to build brand equity and represents its core business, and views its retail business as a complement to its strong branded positions in the wholesale market.

The Company owns the Van Heusen (in the Americas), Bass and Izod brand trademarks. The Geoffrey Beene brand is licensed for dress shirts and men's and women's sportswear under agreements with Geoffrey Beene, Inc., the DKNY brand is licensed for dress shirts under an agreement with Donna Karan Studio, the John Henry and Manhattan brands are licensed for dress shirts under an agreement with Perry Ellis International and FUBU is licensed for dress shirts under an agreement with GTFM, LLC.

The Company's principal brands enjoy national recognition in their respective sectors of the market. In the United States, Van Heusen is the best-selling dress shirt brand and one of the best-selling men's woven sport shirt brands, and Geoffrey Beene is the best-selling designer dress shirt brand. The Company believes that it is the largest supplier of dress shirts, including its branded, designer and private label offerings, in the United States. Izod is one of the best-selling men's sweater brands and one of the best-selling men's basic knit shirts in the United States. Bass is a leading brand of men's, women's and children's casual shoes at the moderate price range in the United States. In addition, the Izod Club brand, which the Company owns and licenses to Oxford Industries, is a leading golf apparel brand in pro shops and resorts.

The Company markets its brands to different segments of the market, appealing to varied demographic sectors and a broad spectrum of consumers. This diversity of the Company's brands is intended to minimize competition among the brands. The Van Heusen brand, designed to target the moderate price range, appeals to a fashion sensitive 'middle American' consumer. The typical Bass consumer is fashion conscious with a sense of individuality, attitude and a youthful, spirited point of view. The Company's Izod brand is 'active inspired', designed to sell on the main floor of department stores largely in knitwear categories in the moderate to upper moderate price range. Geoffrey Beene is designed for a more fashion-forward consumer and is targeted to the upper moderate price range. The Company's products are designed to appeal to relatively stable demographic sectors and generally are not reliant on rapidly changing fashion trends.

Consistent with its strategy of developing its brands, the Company has focused on the wholesale sector -- primarily department stores -- as the key source of distribution for its products. The Company believes that the wholesale channel generally, and department stores specifically, provide the best means of promoting a fully conceptualized image for each of its brands and of securing broad awareness of its products and image. The Company's wholesale customers for its products include May Co., Federated, JC Penney, Belk's, Dillard's and Saks, Inc.

While focused on the wholesale sector, the Company also sells its products directly to consumers in Company-owned stores located primarily in factory outlet retail malls. At the end of fiscal 1999, the Company operated 646 stores. The stores are operated in four brand formats -- Van Heusen, Bass, Izod and Geoffrey Beene. Van Heusen and Bass, followed by Izod, are in the broadest range of malls. Geoffrey Beene stores are located in malls in geographic areas where that brand has greater name recognition. The Company believes its retail presence is an important complement to its strong branded positions in the wholesale market, facilitating product experimentation, the gathering of market intelligence and effective inventory control.

The Company was incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881, and, with respect to Bass, a business begun in 1876. The Company's principal executive offices are located at 200 Madison Avenue, New York, New York 10016; its telephone number is (212) 381-3500.

Business

Apparel

Dress Shirts

The Company's dress shirts currently are marketed principally under the Van Heusen, Geoffrey Beene, DKNY, John Henry, Manhattan and FUBU brands. The Van Heusen and Geoffrey Beene brands are the leaders in men's dress shirts in their respective categories, with a combined 1999 unit share in the key United States department store sector of 30%, while the DKNY brand increased its share to 3% from less than 1% in 1998. In addition, the Company markets its dress shirts under the Etienne Aigner brand and through private label programs.

Van Heusen brand dress shirts have provided a strong foundation for the Company for most of its history and now constitute the best-selling dress shirt brand in the United States. The Van Heusen dress shirt is marketed at wholesale in the moderate price range to major department stores and men's specialty stores nationwide, including Federated, May Co., JC Penney, Saks, Inc., Belk's and Mervyns. Its primary competitors are 'Arrow' brand and private label shirts.

The Company markets Geoffrey Beene brand men's dress shirts under a license agreement with that designer, which expires in 2003, and which may be extended, at the Company's option, through 2013. Geoffrey Beene dress shirts are the best-selling designer dress shirts in the United States. Geoffrey Beene dress shirts are sold in the upper moderate price range to major department stores and men's specialty stores nationwide, including Federated, Dayton's, May Co. and Saks, Inc.

DKNY brand dress shirts are sold in the better price range to major department stores and men's specialty stores nationwide, including Federated, May Co. and Saks, Inc. DKNY dress shirts are targeted to younger and more contemporary customers. John Henry brand dress shirts are sold in the moderate price range, primarily to Sears. Manhattan brand dress shirts are sold in the lower price range to discount chains, including Wal-Mart and K- Mart. FUBU brand dress shirts, which are now first being introduced, are sold in the better price range to department stores, including Federated and JC Penney.

Private label programs offer the retailer the ability to create its own line of exclusive merchandise and give the retailer control over distribution of the product. Private label represents an opportunistic business which leverages the Company's strong design and sourcing expertise. The Company's customers work with the Company's designers to develop shirts in the styles, sizes and cuts which the customers desire to sell in their stores with their particular store names or private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy higher margins and product exclusivity. Private label products, however, do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same breadth of services and in-store sales and promotional support as branded manufacturers. The Company markets at wholesale dress shirts under private labels to major national retail chains and department stores, including JC Penney, Sears, May Co. and Federated. The Company believes it is one of the largest marketers of private label dress shirts in the United States.

Sportswear

The Company's sportswear products are marketed principally under the Van Heusen, Izod and Geoffrey Beene brands.

Van Heusen is one of the best-selling men's woven sport shirt brands in the United States. Van Heusen apparel also includes knit sport shirts, sweaters and golf apparel. Like Van Heusen branded dress shirts, Van Heusen branded sport shirts and sweaters are marketed at wholesale in the moderate price range to major department stores and men's specialty stores nationwide, including JC Penney, Mervyns, May Co., Belk's and Federated. The Company believes that the main floor classification business in department stores is becoming increasingly important and that there are few important brands in that category. As a result, the Company believes that the success of Van Heusen dress shirts in department stores where it is part of the stores' classification offerings supports its presence in the department stores' sportswear classification offerings and presents a significant opportunity for further development.

The product mix targeted for the Company's Van Heusen stores is intended to satisfy the key apparel needs of men from dress furnishings to sportswear and of women for sportswear. Van Heusen stores' merchandising strategy is focused on achieving a classic and/or updated traditional look in a range of primarily moderate price points. Target customers represent the broadest spectrum of the American consumer.

Izod occupies a major presence in department stores as a main floor lifestyle classification sportswear brand. Izod branded apparel products consist of active inspired men's and women's sportswear, including sweaters, knitwear, slacks, fleecewear and microfiber jackets. Izod men's sweaters and knit shirts are among the best selling products in their categories in the United States. Izod products are marketed in the moderate to upper moderate price range in major department store locations, including May Co., Federated, JC Penney, Saks, Inc. and Belk's.

The Company continues to grow its Izod product line beyond the core of the pique knit shirt and, as a result, has expanded its wholesale customer base significantly. The Company has expanded the Izod brand to include apparel appropriate for the fall and winter seasons, including long-sleeve knit shirts, fleecewear and microfiber jackets.

The Company's Izod stores offer men's and women's golf apparel appropriate for playing the game and sportswear suitable for business and casual occasions. The product assortments cater to men and women with fashionable, classic taste, and are marketed in the moderate to upper moderate price category.

Geoffrey Beene brand sportswear is marketed at wholesale under the same license agreement as Geoffrey Beene dress shirts. Products are marketed in the upper moderate price range in department and men's specialty stores, including Federated and Daytons, and include men's sport shirts and knit tops.

The Company's Geoffrey Beene stores offer men's and women's apparel and accessories. Men's apparel is comprised of dress shirts and furnishings, as well as casual and dress casual sportswear, while the women's product mix is a combination of casual and dress casual sportswear. The merchandising strategy is focused on an upscale, fashion forward consumer who is prepared to purchase apparel in the upper moderate price range. The Company offers Geoffrey Beene products in its stores under a license agreement which expires in 2002 and is renewable, at the Company's option, through 2011.

The Company's extensive resources in both product development and sourcing have permitted it to market successfully private label sport shirts to major retailers, including Wal-Mart, Target and Sears. The Company also markets private label sport shirts to companies in service industries, including major airlines and food chains. The Company believes it is one of the largest marketers of private label sport shirts in the United States.

Footwear and Related Products

The Company markets a broad range of updated casual and dress casual shoes and related products for men, women and children under the Bass brand. The brand has a long history of highly recognizable and innovative products. Bass is a leading brand of men's, women's and children's casual shoes at the moderate price range in the United States.

With the continued trend to a more casual workplace, the Company believes Bass is well-positioned to deliver appropriate fashion products. Modern and contemporary styled footwear is leading the market while traditional and classic styles of footwear continue to be less important. The Bass brand's updated casual and dress casual footwear assortments fit directly into this trend.

Bass' traditional wholesale customers are major department stores and specialty shoe stores throughout the United States, including Federated, May Co., Dillard's, Belk's and Saks, Inc. The Company also markets its Bass footwear internationally to retailers in Europe, Canada, South America, the Middle East, Africa and Asia. All Bass footwear is designed in-house to maintain tight control of the styling and quality offered by the brand.

The Company's Bass stores typically carry a modified assortment of Bass footwear from its wholesale lines, as well as styles not available in the wholesale lines in the moderate price range. The stores also carry apparel and accessories for men, women and children and other complementary products not sold to wholesale customers.

Competition

The apparel industry is highly competitive due to its fashion orientation, its mixture of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Some of the larger dress shirt competitors include: Cluett American ('Arrow' brand); Salant Corporation ('Perry Ellis' brand); Smart Shirt (private label shirt division of Kellwood); Capital Mercury (private label shirts); and Oxford Industries (private label shirts). Some of the larger sportswear competitors include: Warnaco ('Chaps' brand); Supreme International ('Natural Issue' brand), 'Arrow' sport shirts and various private label competitors, including Smart Shirt and Capital Mercury.

The footwear industry is characterized by fragmented competition. Consequently, retailers and consumers have a wide variety of choices regarding brands, style and price. However, over the years, Bass has maintained its important position in the casual footwear market, while extending the brand's offerings in modern, contemporary casual and dress casual styles. Few of its competitors have the overall men's and women's brand recognition of Bass. The Company's primary competitors include Dexter, Timberland, Rockport and Sperry. The Company believes, however, that it has a more extensive line of footwear for both genders and children and in a broader price range than any of its competitors.

Based on the variety of the apparel and footwear marketed by the Company, the various channels of distribution it has developed, its logistics and sourcing expertise, and the strength of the Company's brands, the Company believes it is particularly well-positioned to compete in the apparel and footwear industries.

Merchandise Design and Product Procurement

The Company employs separate teams of designers, product line builders and merchandise product development groups for each of its brands, creating a structure that focuses on the brand's special qualities and identity. These designers, product line builders and product developers consider consumer taste, fashion trends and the economic environment when creating a product plan for a particular season for their brand. The Company also employs sourcing specialists for each brand who focus on the manufacturing and sourcing needs of the particular brand. In addition, the Company operates a world-wide network of foreign offices and buying agents for purposes of providing technical support and quality control to those sourcing specialists. The merchandise manufactured by the Company, as well as the vast majority of its sourced products, are planned, designed and sourced through the efforts of its various merchandise/product development and sourcing groups.

The process from initial design to finished product varies greatly, but generally spans nine to 12 months prior to each selling season. Apparel and footwear product lines are developed primarily for two major selling seasons, spring and fall. However, certain Company product lines require more frequent introductions of new merchandise. Raw materials and production commitments are generally made four to 12 months prior to production and quantities are finalized at that time. In addition, sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made both to increase or reduce inventories.

A portion of the Company's dress shirts are manufactured in the Company's domestic apparel manufacturing facility in Alabama as well as Company- owned facilities in Costa Rica and Honduras. However, most of the Company's dress shirts and substantially all of its sportswear are sourced and manufactured to the Company's specifications by independent manufacturers in the Far East, Middle East and Caribbean areas who meet its quality and cost requirements. Footwear is manufactured by independent manufacturers which meet the Company's quality and cost requirements, principally located in Italy, the Far East and Brazil.

The Company's foreign offices, located principally in Hong Kong, China, Taiwan, the Philippines, Central America and the Asian Subcontinent enable the Company to monitor the quality of the goods manufactured by, and the delivery performance of, its suppliers. The Company continually seeks additional suppliers throughout the world for its sourcing needs and places its orders in a manner designed to limit the risk that a disruption of production at any one facility could cause a serious inventory problem. The Company has not experienced significant production delays or difficulties in importing goods. The Company's purchases from its suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company believes that it is the largest customer of many of its manufacturing suppliers and that its long-standing relationships with its suppliers provide the Company with a competitive advantage over its competitors. No single supplier is critical to the Company's production needs, and the Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement production capacity.

The Company purchases raw materials, including fabric, buttons, thread, labels, yarn, piece goods and leather, from domestic and foreign sources based on quality, pricing and availability (including quotas and duties). The Company believes it is one of the largest procurers of shirting fabric worldwide and purchases the majority of its shirting fabric from overseas manufacturers, due, principally, to decreased domestic production. The Company monitors factors affecting textile production and imports and remains flexible in order to exploit advantages in obtaining materials from different suppliers and different geographic regions. No single supplier of raw materials is critical to the Company's production needs and the Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement raw materials.

Advertising and Promotion

The Company advertises primarily in national print media, including fashion, entertainment/human interest, business, men's, women's and sports magazines. The Company continues its efforts in cooperative advertising, as it believes that brand awareness and in-store positioning are further supplemented by the Company's continuation of such a program.

In the Company's retail sector, the Company relies upon local outlet mall developers to promote traffic for their centers. Outlet center developers employ multiple formats, including signage (highway billboards, off- highway directional signs, on-site signage and on-site information centers), print advertising (brochures, newspapers and travel magazines), direct marketing (to tour bus companies and travel agents), radio and television, and special promotions.

Trademarks

The Company has the exclusive right to use the Van Heusen name in North, Central and South America as well as in the Philippines, the exclusive worldwide right to use the Bass name for footwear and the exclusive worldwide right to use the Izod name for apparel. The Company has registered or applied for registration of these and numerous other trademarks for use on a variety of items of apparel and footwear and related products and owns many foreign trademark registrations. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

Licensing

The Company has various agreements under which it licenses the use of its brand names. The Company licenses the Van Heusen name for apparel products in Canada and in most of the South and Central American countries. In the United States, the Company currently licenses the use of the Van Heusen name for various products that it does not manufacture or source, including boy's apparel, pants, sleepwear, eyeglasses, neckwear, belts and small leather goods and is exploring the possibility of licensing the name for use on other products. The Company licenses the use of the Izod name for infants, toddlers and children's clothing, 'big and tall' apparel, men's headwear, eyeglasses and sleepwear in the United States, and for men's and women's sportswear in Canada. The Company licenses the use of the Izod Club name for men's and women's golf apparel in the United States and sublicenses the FUBU name for neckwear.

The Company plans to continue expanding its worldwide marketing efforts, utilizing licensing and other techniques for all its brands, especially under the Izod trademark. A substantial portion of sales by its domestic licensing partners are made to the Company's largest customers. While the Company has significant control over its licensing partners' products and advertising, it relies on its licensing partners for, among other things, operational and financial control over their businesses. Although the Company believes in most circumstances it could replace existing licensing partners if necessary, its inability to do so for any period of time could adversely affect the Company's revenues both directly from reduced licensing revenue received and indirectly from reduced sales of the Company's other products. To the extent the equity and awareness of each of the Company's brands grows, the Company expects to gain even greater opportunities to build on its licensing efforts.

Tariffs and Import Restrictions

A substantial portion of the Company's products is manufactured by contractors located outside the United States. These products are imported and are subject to United States Customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel established by the United States government. In addition, a portion of the Company's apparel products are imported from Central America and Mexico and are therefore eligible for certain duty-advantaged programs commonly known as '9802 Programs' and NAFTA benefits for imports from Mexico. While importation of goods from certain countries from which the Company obtains goods may be subject to embargo by United States Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas and can, in most cases, shift production to contractors located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on the Company's business.

Employees

As of January 30, 2000, the Company employed approximately 6,200 persons on a full-time basis and approximately 3,600 persons on a part-time basis. Approximately 4% of the Company's 9,800 employees are represented for the purpose of collective bargaining by three different unions. Additional persons, some represented by these three unions, are employed from time to time based upon the Company's manufacturing schedules and retailing seasonal needs. The Company believes that its relations with its employees are satisfactory.

Item 2. Properties

The Company maintains its principal executive offices at 200 Madison Avenue, New York, New York, occupying approximately 132,000 square feet under a lease which expires on May 31, 2014. The Company also maintains administrative offices in Bridgewater, New Jersey, where the Company occupies a building of approximately 153,000 square feet under a lease which expires on July 30, 2007 and in South Portland, Maine, where the Company occupies a building of approximately 99,000 square feet under a lease which expires on October 1, 2008. The following tables summarize the manufacturing facilities, warehouses and distribution centers, administrative offices and retail stores of the Company:
Apparel

	Square Feet of
	Floor Space (000's)

	Owned	Leased	Total

Manufacturing Facilities	57	93	150
Warehouses and Distribution Centers	1,769	103	1,872
Administrative	16	331	347
Retail Stores	6	1,620	1,626

	1,848	2,147	3,995

Footwear and Related Products

	Owned	Leased	Total

Warehouses and Distribution Centers	179	2	181
Administrative	20	116	136
Retail Stores	8	1,416	1,424

	207	1,534	1,741

Information with respect to minimum annual rental commitments under leases in which the Company is a lessee is included in the note entitled "Leases" in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

The Company is a party to certain litigation which, in the Company's judgment, will not have a material adverse effect on the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

Certain information with respect to the market for the Company's common stock, which is listed on the New York Stock Exchange, and related security holder matters appear under the heading "Selected Quarterly Financial Data" on page F-19 and under the heading "Ten Year Financial Summary" on pages F-21 and F-22. As of April 3, 2000, there were 1,335 stockholders of record of the Company's common stock.

Item 6. Selected Financial Data

Selected Financial Data appears under the heading "Ten Year Financial Summary" on pages F-21 and F-22.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations

The following adjusted statements of operations and segment data segregate pre-tax non-recurring charges of $132.7 million incurred in 1997 from the Company's ongoing operations. The non-recurring charges related principally to a series of actions the Company had taken to accelerate the execution of its ongoing strategy to build its brands. Such charges have been shown as separate components of selling, general and administrative expenses in the 1997 consolidated income statement except for $46.0 million of non-recurring charges related to inventory markdowns that was included in cost of goods sold. The review which follows discusses the Company's results of operations before such charges.

	Adjusted Statements of Operations
(In thousands)	1999	1998	1997

Net sales	$1,271,490	$1,303,085	$1,350,007
Cost of goods sold	820,464	856,160	891,965

Gross profit before 1997 non-recurring charges	451,026	446,925	458,042

SG&A expenses before 1997 non-recurring charges	394,216	394,940	412,495
Year 2000 computer conversion costs	8,500	8,500

Income before interest, taxes and
1997 non-recurring charges	48,310	43,485	45,547
Interest expense, net	22,430	26,112	20,672

Income before taxes and 1997
non-recurring charges	25,880	17,373	24,875
Income tax expense	9,007	4,486	5,954

Income from ongoing operations before
1997 non-recurring charges	16,873	12,887	18,921

Extraordinary loss on debt retirement,
net of tax benefit		(1,060)
1997 non-recurring charges, net of tax benefit			(85,500)

Net income (loss)	$ 16,873	$ 11,827	$ (66,579)

	Adjusted Segment Data
	1999	1998	1997

Net sales-Apparel - Ongoing Businesses	$ 804,944	$ 773,215	$ 754,922
Net sales-Apparel - Businesses Exited(1)	80,848	123,648	156,125
Net sales-Total Apparel	885,792	896,863	911,047

Net sales-Footwear and Related Products	385,698	406,222	438,960

Total net sales	$1,271,490	$1,303,085	$1,350,007

Operating income-Apparel	$ 55,626	$ 50,302	$ 45,416
Operating income-Footwear and Related Products	18,687	17,183	15,382

Total operating income	74,313	67,485	60,798
Corporate expenses	(26,003)	(24,000)	(15,251)

Income before interest, taxes and
1997 non-recurring charges	$ 48,310	$ 43,485	$ 45,547

(1) Includes the Gant and Izod Club businesses along with the private label sweater business for 1997.

Fiscal 1999 was a year of progress and strategic alignment for each of our brands. The Company's overall strategic objective, to market its nationally known brands in the moderate to upper moderate price segment through multiple channels of distribution while earning appropriate financial returns, is on track and moving forward.

This past year saw the Company exit two businesses which neither fit within this overall strategic framework nor had prospects of earning appropriate and consistent levels of profitability.

  In the first quarter of 1999, the Company sold Gant to Pyramid Sportswear AB, which was the brand's international licensee, for $71 million, while retaining a 19% equity interest in Pyramid. Over the last three years, the Gant division had operated at a breakeven to a small loss. This transaction eliminated a business which was underperforming and was most susceptible to risk as it operated in the highly competitive collection sportswear arena.
  In the fourth quarter of 1999, the Company announced the licensing of the Izod Club brand to Oxford Industries. Izod Club, the golf apparel for men and women sold exclusively to resorts and country clubs, had recorded operating losses of approximately $1.0 million in each of the last three years. The licensing agreement enables the Company to control the Izod Club product and marketing, thereby maintaining its authenticity in the golf arena, while providing for guaranteed royalty income of $1.5 million annually. It also freed up $15 million of working capital as the Company exited a business with a slow working capital turn.

During the year the Company expanded the scope of its dress shirt operations, leveraging its considerable strength and expertise in this area by adding three strong labels through the signing of new licensing agreements for John Henry and Manhattan in March and FUBU in June. Each of these brands adds both channel and consumer diversification to a dress shirt division which already markets Van Heusen, the number one dress shirt brand in America, Geoffrey Beene, the number one designer dress shirt brand in America and DKNY, the fastest growing dress shirt brand in America.

From an overall operating standpoint, each of the Company's divisions exhibited progress in both market position and improved profitability, while cash flow was also a major highlight for the year.

  The Apparel segment recorded a 10.6% increase in operating income compared with the prior year, with each division contributing to that increase. Additionally, operating income margin improved for the third consecutive year, up 70 basis points to 6.3% from 5.6% in 1998 which was up from 5.0% in 1997. The elimination of the underperforming Gant and Izod Club divisions and the continued leveraging of our dress shirt and sportswear businesses should allow for continued operating margin improvement in year 2000 and beyond. Market share gains were experienced by Van Heusen, Izod and DKNY in their respective apparel categories.

  Operating income for the Footwear and Related Products segment improved 8.7% over the prior year, driven by an almost 200 basis point improvement in gross margin. Gross margins were positively impacted by the lack of significant promotional and inventory clearance activity which had plagued Bass for the previous two years. In addition, the closure of Bass' two remaining footwear manufacturing facilities during 1999 had a positive effect in the second half of the year. This should also provide significant future gross margin benefits through reduced product cost in 2000 and beyond. The resulting sourcing configuration should provide Bass with increased flexibility to profitably source its men's, women's and children's footwear lines. From a marketing standpoint, Bass footwear achieved great success in the men's footwear market. For 1999, Bass maintained its number one market share in the men's dress casual footwear segment at 20%, with unit volume up 11% versus the prior year, and with 8 shoes in the top 25 sellers during the Fall season.
  Cash flow was very much a highlight in 1999, with the Company generating $104 million of positive cash flow. Excluding the net proceeds of $65 million received from the sale of Gant, the remaining $39 million of cash was generated principally from tight management of working capital as well as the added benefit of liquidating Izod Club working capital.

The accomplishments of 1999 are far reaching and we believe set the stage for future growth and profitability in each component of our business.

Results Of Operations

The Company manages and analyzes its operating results by two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products.

Apparel

Net sales of the Apparel segment, excluding sales from exited businesses, were $804.9 million in 1999 compared with $773.2 million in 1998, or up 4%. This compares with $754.9 million in 1997. The increase in 1999 resulted from an increase in dress shirt sales which included the John Henry and Manhattan brands which the Company began selling in the second quarter of 1999, and the continued growth of the DKNY business. The sales increases in 1999 and 1998 were partially offset by the planned closure of 101 underperforming retail outlet stores during the three year period ended January 30, 2000. At the same time, the Company's sales of wholesale branded products, excluding exited businesses, increased 12% and 11% in 1999 and 1998, respectively, with Van Heusen, Geoffrey Beene and Izod contributing to the improvement.

Gross margin increased to 34.2% in 1999 from 33.3% in 1998 and 32.9% in 1997. The margin improvement was shared by each division with the exception of the businesses exited - Gant and Izod Club. The dress shirt business continued to benefit from the manufacturing reconfiguration and re- sourcing initiatives it began a number of years ago. Sportswear margins benefited from both strong sell-throughs during the year as well as improved sourcing costs. Selling, general and administrative expenses as a percentage of sales were relatively flat in 1999 at 27.9% compared with 27.7% in 1998 and 27.9% in 1997.

Operating income increased 10.6% in 1999 to $55.6 million from $50.3 million in 1998 which was up 10.8% from $45.4 million in 1997. In 1999, Geoffrey Beene, Izod and Van Heusen experienced significant operating income margin improvements which were partially offset by negative performances at Gant and Izod Club, which were exited during 1999.

Our dress shirt leadership position with the Van Heusen and Geoffrey Beene brands continues and has been joined by strong first full year sales of DKNY dress shirts. The licensing of the John Henry, Manhattan and FUBU brands in 1999 should enable us to further leverage our dress shirt strengths and expertise.

Footwear and Related Products

Net sales of the Footwear and Related Products segment declined 5% to $385.7 million in 1999 from $406.2 million in 1998 compared with $439.0 million in 1997. Sales in 1999 were lower than 1998 levels which were artificially fueled by high levels of promotional and inventory clearance activity. The planned closing of 30 underperforming retail outlet stores during the three year period ended January 30, 2000 was also a factor in the Bass sales reductions in 1999 and 1998.

As a result of the improved sales mix, gross margin was up almost 200 basis points to 38.0% in 1999 from 36.1% in 1998 compared with 36.0% in 1997. Selling, general and administrative expenses as a percentage of sales increased to 33.2% in 1999 from 31.9% in 1998 and 32.5% in 1997. The increase in 1999 was principally the result of a lack of sales leverage as actual spending was down 1.2%, or $1.6 million for the year.

Bass continued its profit improvement with an 8.7% increase in operating income to $18.7 million, up from $17.2 million in 1998 and $15.4 million in 1997. While sales declined in 1999, the substantial reduction in promotional and inventory clearance activity resulted in a significant increase in gross margin as a percent of sales. The positive impact on gross margin stemming from the closure of Bass' two remaining manufacturing facilities began to be realized in the second half of 1999, but the full benefit is expected to be felt in 2000 and beyond.

Corporate Expenses

Corporate expenses were $26.0 million in 1999 compared with $24.0 million in 1998 and $15.3 million in 1997. The increased expense level versus 1997 is principally due to the $8.5 million of year 2000 computer conversion costs incurred in each of 1999 and 1998.

Interest Expense

Interest expense in 1999 was $22.4 million, down from $26.1 million in 1998 compared with $20.7 million in 1997. The reduction in 1999 was the result of the receipt of the proceeds from the sale of Gant early in the year and tight working capital management throughout the year. The increase in 1998 reflects the impact of funding the Company's 1997 restructuring initiatives, as well as the refinancings completed in the first quarter of 1998 which, while extending maturities, also increased overall borrowing costs.

Income Taxes

The income tax expense rate was 34.8% in 1999, up from 25.8% in 1998 and 23.9% in 1997. The increase in 1999 resulted principally from closing Bass' manufacturing operations in Puerto Rico, which resulted in a higher percentage of pre-tax income being subject to U.S. tax. The full impact of this closing on the effective tax rate will be felt in 2000, during which time the Company believes its effective tax rate will increase to approximately 38.0%.

Non-Recurring Charges

The Company recorded pre-tax non-recurring charges in 1997 of $132.7 million ($85.5 million after tax) relating principally to exiting the private label sweater manufacturing business and United States mainland footwear manufacturing, consolidating and contracting plant and warehouse and distribution facilities, closing underperforming retail outlet stores, and modifying a repositioning of Bass.

Liquidity and Capital Resources

Cash provided by operating activities significantly improved in 1999 and 1998 even after funding Year 2000 computer conversion costs of $8.5 million in each of 1999 and 1998, and funding of the 1997 restructuring initiatives of $9.8 million in 1999 and $34.1 million in each of 1998 and 1997. As a result of these restructuring charges, the Company has tax loss and credit carryforwards of approximately $34 million which will be able to shelter future pre-tax income over the next several years.

Capital spending in 1999 was $31.3 million compared with $38.2 million in 1998 and $17.9 million in 1997. The higher level of 1998 spending relates to the consolidation of all New York office space into a single location. Our new headquarters, at 200 Madison Avenue, provides the Company with more square footage at an annual occupancy cost savings of $500,000, or a 10% reduction compared with 1998 New York occupancy costs. Capital expenditures for 2000 are anticipated at approximately $30 million.

Total debt as a percentage of total capital was 50.7% at year-end 1999 compared with 54.0% at year-end 1998 and 53.0% at year-end 1997. Debt net of invested cash, as a percentage of net capital was 39.0% at year-end 1999 versus 53.6% and 52.9% at year-end 1998 and 1997, respectively.

On February 26, 1999, we completed the sale of Gant to Pyramid Sportswear AB, which was the brand's international licensee. Sale proceeds, net of employee severance and liquidation costs, were approximately $65.3 million, a portion of which was used to reduce debt, with the balance invested in short-term instruments. Additionally, the exiting of the Izod Club business generated cash flow as working capital was liquidated. The combination of the added liquidity provided by these transactions, our strengthened capital structure and internally generated cash provides capital availability for investment opportunities which we believe will yield enhanced shareholder returns.

Market Risk

Financial instruments held by the Company include cash equivalents and long-term debt. Based on the amount of cash equivalents held by the Company at January 30, 2000 and the average net amount of cash equivalents which the Company anticipates holding during 2000, the Company believes that a change of 100 basis points in interest rates would not have a material effect on the Company's financial position. The long-term debt footnote to the Company's consolidated financial statements outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of the Company's fixed rate long-term debt.

Seasonality

The Company's business is seasonal, with higher sales and income in the second half of the year, which coincide with the Company's two peak retail selling seasons: the first running from the start of the back to school and Fall selling seasons beginning in August and continuing through September, and the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

Also contributing to the strength of the second half is the high volume of Fall shipments to wholesale customers which are generally more profitable than Spring shipments. The slower Spring selling season at wholesale combines with retail seasonality to make the first quarter particularly weak.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The following table sets forth certain information concerning the Company's Executive Officers:
Name	Position	Age

Bruce J. Klatsky	Chairman and Chief Executive Officer;
	Director	51
Mark Weber	President and Chief Operating Officer;
	Director	51
Emanuel Chirico	Executive Vice President and
	Chief Financial Officer	42
Allen E. Sirkin	Vice Chairman	57
Michael J. Blitzer	Vice Chairman	50

Mr. Bruce J. Klatsky has been employed by the Company in various capacities over the last 28 years, and was President of the Company from 1987 to 1998. Mr. Klatsky has served as a director of the Company since 1985 and was named Chief Executive Officer in 1993 and Chairman of the Board of Directors in 1994.

Mr. Mark Weber has been employed by the Company in various capacities over the last 28 years, was named Vice Chairman of the Company in 1995 and was named President and Chief Operating Officer in 1998.

Mr. Emanuel Chirico joined the Company as Vice President and Controller in 1993. Mr. Chirico was named Executive Vice President and Chief Financial Officer in 1998.

Mr. Allen E. Sirkin has been employed by the Company since 1985. He has served as Vice Chairman of the Company since 1995.

Mr. Michael J. Blitzer has been employed by the Company in various capacities since 1980. Mr. Blitzer was named Senior Vice President in 1995 and was named Vice Chairman of the Company in 1998.

Additional information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2000.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to the Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2000.

Item 13. Certain Relationships and Related Transactions

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2000.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8- K

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

4.7

Amendment No. 1, dated as of November 17, 1998, to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party hereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.7 to the Company's report on Form 10-K for the year ended January 31, 1999).

4.8

Consent, Waiver and Amendment No. 2, dated as of February 23, 1999, to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party hereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.8 to the Company's report on Form 10-K for the year ended January 31, 1999).

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

*10.13

Phillips-Van Heusen Corporation Senior Management Bonus Program for fiscal year 1999 (incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-Q for the period ending August 1, 1999).

*10.14	Phillips-Van Heusen Corporation Long-Term Incentive Plans for the 21 month period ending February 4, 2001 and the 33 month period ending February 3, 2002.

21.	Subsidiaries of the Company.

23.	Consent of Independent Auditors.

27.	Financial Data Schedule

(b) Reports filed on Form 8-K filed during the fourth quarter of 1999:

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

By: /s/ Bruce J. Klatsky
Bruce J. Klatsky
Chairman, Chief Executive
Officer and Director

Date: April 4, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

Bruce J. Klatsky	Chairman, Chief Executive	April 4, 2000
Bruce J. Klatsky	Officer and Director
(Principal Executive Officer)

Mark Weber	President, Chief Operating	April 4, 2000
Mark Weber	Officer and Director

Emanuel Chirico	Executive Vice President and	April 13, 2000
Emanuel Chirico	Chief Financial Officer

Vincent A. Russo	Vice President and Controller	April 4, 2000
Vincent A. Russo	(Principal Accounting Officer)

Edward H. Cohen	Director	April 10, 2000
Edward H. Cohen

Joseph B. Fuller	Director	April 12, 2000
Joseph B. Fuller

Joel H. Goldberg	Director	April 4, 2000
Joel H. Goldberg

Marc Grosman	Director	April 5, 2000
Marc Grosman

Dennis F. Hightower	Director	April 5, 2000
Dennis F. Hightower

Maria Elena Lagomasino	Director	April 14, 2000
Maria Elena Lagomasino

Harry N.S. Lee	Director	April 6, 2000
Harry N.S. Lee

Bruce Maggin	Director	April 5, 2000
Bruce Maggin

Peter J. Solomon	Director	April 4, 2000
Peter J. Solomon

FORM 10-K-ITEM 14(a)(1) and 14(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
14(a)(1)	The following consolidated financial statements and supplementary data are included in Item 8 of this report:
Consolidated Statements of Operations--Years Ended
January 30, 2000, January 31, 1999 and February 1, 1998	F-2

Consolidated Balance Sheets--January 30, 2000 and
January 31, 1999	F-3

Consolidated Statements of Cash Flows--Years Ended
January 30, 2000, January 31, 1999 and February 1, 1998	F-4

Consolidated Statements of Changes in Stockholders'
Equity--Years Ended January 30, 2000, January 31, 1999
And February 1, 1998	F-5

Notes to Consolidated Financial Statements	F-6

Selected Quarterly Financial Data	F-19

Report of Ernst & Young LLP, Independent Auditors	F-20

10 Year Financial Summary	F-21

14(a)(2)	The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-23

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	1999	1998	1997

Net sales	$1,271,490	$1,303,085	$1,350,007
Cost of goods sold	820,464	856,160	937,965

Gross profit	451,026	446,925	412,042
Selling, general and administrative expenses	394,216	394,940	412,495
Year 2000 computer conversion costs	8,500	8,500
Facility and store closing, restructuring
and other expenses			86,700
Income (loss) before interest, taxes and
extraordinary item	48,310	43,485	(87,153)

Interest expense, net	22,430	26,112	20,672

Income (loss) before taxes and extraordinary
item	25,880	17,373	(107,825)
Income tax expense (benefit)	9,007	4,486	(41,246)

Income (loss) before extraordinary item	16,873	12,887	(66,579)

Extraordinary loss on debt retirement, net
of tax benefit		(1,060)

Net income (loss)	$ 16,873	$ 11,827	$ (66,579)

Basic and diluted income (loss) per share:
Income (loss) before extraordinary item	$ 0.62	$ 0.47	$ (2.46)

Extraordinary loss on debt retirement, net
of tax benefit		(0.04)

Net income (loss)	$ 0.62	$ 0.43	$ (2.46)

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

January 30,	January 31,
2000	1999

ASSETS
Current Assets:
Cash, including cash equivalents of $94,543 and $4,399	$ 94,821	$ 10,957
Trade receivables, less allowances of $2,305 and $1,367	66,422	88,038
Inventories	222,976	232,695
Other, including deferred taxes of $23,052 and $10,611	41,751	36,327
Total Current Assets	425,970	368,017
Property, Plant and Equipment	106,122	108,846
Goodwill	83,578	113,344
Other Assets, including deferred taxes of $31,800 and $52,167	58,078	84,106

	$673,748	$674,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable		$ 20,000
Accounts payable	$ 39,858	44,851
Accrued expenses	84,722	67,835
Total Current Liabilities	124,580	132,686
Long-Term Debt	248,784	248,723
Other Liabilities	58,699	64,016
Stockholders' Equity:
Preferred stock, par value $100 per share; 150,000 shares
authorized; no shares outstanding
Common stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 27,289,869 and 27,287,985	27,290	27,288
Additional capital	117,697	117,683
Retained earnings	96,698	83,917

Total Stockholders' Equity	241,685	228,888

	$673,748	$674,313

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	1999	1998	1997
Operating activities:
Income (loss) before extraordinary item	$ 16,873	$ 12,887	$(66,579)
Adjustments to reconcile to net cash provided
(used) by operating activities:
Depreciation and amortization	19,417	25,442	25,300
Write-off of property, plant and equipment			40,800
Deferred income taxes	8,193	3,996	(43,024)
Equity income	(1,080)	(1,152)	(792)

Changes in operating assets and liabilities:
Receivables	21,616	(9,282)	3,150
Inventories	26,931	16,839	(12,112)
Accounts payable and accrued expenses	5,849	(13,819)	28,905
Acquisition of inventory associated with
license agreement	(17,212)
Other-net	(6,607)	(8,932)	16,358

Net Cash Provided (Used) By Operating Activities	73,980	25,979	(7,994)

Investing activities:
Sale of Gant trademark, net of related costs	65,251
Property, plant and equipment acquired	(31,291)	(38,213)	(17,923)

Net Cash Provided (Used) By Investing Activities	33,960	(38,213)	(17,923)

Financing activities:
Net proceeds from issuance of 9.5% senior
subordinated notes		145,104
Repayment of 7.75% senior notes		(49,286)
Extraordinary loss on debt retirement		(1,631)
Proceeds from revolving line of credit	41,600	160,600	123,000
Payments on revolving line of credit	(61,600)	(240,100)	(93,651)
Exercise of stock options	16	838	791
Cash dividends	(4,092)	(4,082)	(4,065)

Net Cash Provided (Used) By Financing Activities	(24,076)	11,443	26,075

Increase (decrease) in cash	83,864	(791)	158
Cash at beginning of period	10,957	11,748	11,590

Cash at end of period	$ 94,821	$ 10,957	$ 11,748

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock
	Shares	$1 par Value	Additional Capital	Retained Earnings	Stockholders' Equity

February 2, 1997	27,045,705	$27,046	$116,296	$146,816	$290,158
Stock options exercised	133,539	133	658		791
Net loss				(66,579)	(66,579)
Cash dividends				(4,065)	(4,065)

February 1, 1998	27,179,244	27,179	116,954	76,172	220,305
Stock options exercised	108,741	109	729		838
Net income				11,827	11,827
Cash dividends				(4,082)	(4,082)

January 31, 1999	27,287,985	27,288	117,683	83,917	228,888
Stock options exercised	1,884	2	14		16
Net income				16,873	16,873
Cash dividends				(4,092)	(4,092)

January 30, 2000	27,289,869	$27,290	$117,697	$ 96,698	$241,685

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

Fiscal Year - Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Accordingly, results for fiscal years 1999, 1998 and 1997 represent the 52 weeks ended January 30, 2000, January 31, 1999 and February 1, 1998, respectively.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Asset Impairments - The Company records impairment losses on long- lived assets (including goodwill) when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets.

Inventories - Inventories are stated at the lower of cost or market. Cost for certain apparel inventories of $97,358 (1999) and $91,414 (1998) is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first-out method (FIFO).

Property, Plant and Equipment - Depreciation is computed principally by the straight line method over the estimated useful lives of the various classes of property.

Goodwill - Goodwill, net of accumulated amortization of $11,530 and $14,481 in 1999 and 1998, respectively, is amortized principally using the straight line method over 40 years. The reduction in goodwill in 1999 resulted from the sale of the Gant trademark as explained in the footnote entitled "Acquisition and Disposition of Businesses".

Contributions from Landlords - The Company receives contributions from landlords primarily for fixturing retail stores which the Company leases. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments - Using discounted cash flow analyses, the Company estimates that the fair value of all financial instruments approximates their carrying value, except as noted in the footnote entitled "Long-Term Debt".

Stock-Based Compensation - The Company accounts for its stock options under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

Advertising - Advertising costs are expensed as incurred and totalled

$26,922 (1999), $28,239 (1998) and $37,762 (1997).

Earnings Per Share

The Company computed its basic and diluted earnings per share by dividing net income or loss by:
	1999	1998	1997

Weighted Average Common Shares Outstanding
for Basic Earnings Per Share	27,288,692	27,217,634	27,107,633

Impact of Dilutive Employee Stock Options	14,103	94,903

Total Shares for Diluted Earnings Per Share	27,302,795	27,312,537	27,107,633

Income Taxes

Income taxes consist of:
	1999	1998	1997
Federal:
Current			$ 336
Deferred	$6,870	$2,867	(43,630)
State, foreign and local:
Current	814	1,061	1,442
Deferred	1,323	558	606

	$9,007	$4,486	$(41,246)

The deferred tax provision recorded in 1998 excludes $571 of tax benefit related to the extraordinary loss on debt retirement.

Taxes paid were $1,135 (1999), $2,197 (1998) and $1,155 (1997).

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes (Continued)

The approximate tax effect of items giving rise to the deferred income tax asset recognized in the Company's balance sheets is as follows:
	1999	1998

Depreciation	$(10,555)	$(12,163)
Landlord contributions	2,014	3,772
Facility and store closing,
restructuring and other expenses		6,428
Employee compensation and benefits	15,498	10,807
Tax loss and credit carryforwards	34,190	44,200
Other-net	13,705	9,734

	$ 54,852	$ 62,778

A reconciliation of the statutory Federal income tax to the income tax expense (benefit) is as follows:
	1999	1998	1997

Statutory 35% federal tax	$ 9,058	$ 6,081	$(37,739)
State, foreign and local income taxes,
net of Federal income tax benefit	1,391	942	805
Income of Puerto Rico Subsidiaries	(1,874)	(3,303)	(3,258)
Other-net	432	766	(1,054)

Income tax expense (benefit)	$ 9,007	$ 4,486	$(41,246)

Inventories

Inventories are summarized as follows:
	1999	1998

Raw materials	$ 10,868	$ 8,529
Work in process	11,995	12,834
Finished goods	200,113	211,332

	$222,976	$232,695

Inventories would have been approximately $5,600 and $8,400 higher than reported at January 30, 2000 and January 31, 1999, respectively, if the FIFO method of inventory accounting had been used for all apparel. During 1999 and 1998, certain inventories were reduced, resulting in the liquidation of LIFO inventory layers. The effect of these inventory liquidations was to increase net income by $750 and $2,000 in 1999 and 1998, respectively.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment

Property, plant and equipment, at cost, are summarized as follows:
	Estimated
	Useful
	Lives	1999	1998

Land		$ 1,495	$ 1,495
Buildings and building improvements	15-40 years	19,861	19,283
Machinery and equipment, furniture
and fixtures and leasehold
improvements	3-15 years	220,817	216,941

		242,173	237,719
Less: Accumulated depreciation
and amortization		136,051	128,873
		$106,122	$108,846

Long-Term Debt

Long-term debt is as follows:
	1999	1998

9.5% Senior Subordinated Notes	$149,321	$149,268
7.75% Debentures	99,463	99,455
	$248,784	$248,723

The Company issued $100,000 of 7.75% Debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. Interest is payable semi- annually. Based on current market conditions, the Company estimates that the fair value of these Debentures on January 30, 2000, using discounted cash flow analyses, was approximately $77,600.

In 1998, the Company refinanced certain debt by entering into a $325,000 Senior Secured Credit Facility with a group of banks and by issuing $150,000 of 9.5% Senior Subordinated Notes due May 1, 2008. In connection with this refinancing, the Company paid a yield maintenance premium of $1,446 and wrote off debt issue costs of $185. These items were classified as an extraordinary loss, net of tax benefit of $571, in 1998.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt (Continued)

The 9.5% Senior Subordinated Notes have a yield to maturity of 9.58%, and interest is payable semi-annually. Based on current market conditions, the Company estimates that the fair value of these Notes on January 30, 2000, using discounted cash flow analyses, was approximately $114,300. In connection with the 9.5% Senior Subordinated Notes, in 1998 the Company entered into an interest rate hedge agreement. Due to an increase in interest rates between the date the Company entered into the hedge agreement and the date the 9.5% Senior Subordinated Notes were issued, the Company received $1,075, which is being amortized as a reduction of interest expense over the life of the 9.5% Senior Subordinated Notes.

The Company's $325,000 Credit Facility includes a revolving credit facility which allows the Company, at its option, to borrow and repay amounts up to $325,000. The Facility also includes a letter of credit facility with a sub-limit of $250,000, provided, however, that the aggregate maximum amount outstanding under both the revolving credit facility and the letter of credit facility is $325,000. Interest is payable quarterly at a spread over LIBOR or the prime rate, at the borrower's option, with the spread based on the Company's credit rating and certain financial ratios. The Facility also provides for payment of a fee on the unutilized portion of the Facility. All outstanding borrowings and letters of credit under this Credit Facility are due April 22, 2003.

In connection with the 7.75% Debentures and the $325,000 Credit Facility, substantially all of the Company's assets have been pledged as collateral.

The weighted average interest rate on outstanding revolving credit borrowings at January 31, 1999 was 7.1%.

The amount outstanding under the letter of credit facility as of January 30, 2000 was $136,016.

Interest paid was $22,647 (1999), $23,652 (1998) and $20,784 (1997).

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stockholders' Equity (Continued)

If the Company is the surviving corporation in a merger or other business combination then, under certain circumstances, each holder of a Right will have the right to receive upon exercise the number of shares of common stock having a market value equal to two times the exercise price of the Right.

In the event the Company is not the surviving corporation in a merger or other business combination, or more than 50% of the Company's assets or earning power is sold or transferred, each holder of a Right will have the right to receive upon exercise the number of shares of common stock of the acquiring company having a market value equal to two times the exercise price of the Right.

At any time prior to the close of business on the Distribution Date, the Company may redeem the Rights in whole, but not in part, at a price of $.05 per Right. During 1996, the rights were extended for a period of 10 years from the date of initial expiration and will expire on June 16, 2006.

Stock Options - Under the Company's stock option plans, non- qualified and incentive stock options ("ISOs") may be granted. Options are granted at fair market value at the date of grant. ISOs and non-qualified options granted have a ten year duration. Generally, options are cumulatively exercisable in three installments commencing three years after the date of grant.

Under APB Opinion No. 25, the Company does not recognize compensation expense because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Under FASB Statement No. 123, proforma information regarding net income and earnings per share is required as if the Company had accounted for its employee stock options under the fair value method of that Statement.

For purposes of proforma disclosures, the Company estimated the fair value of stock options granted since 1995 at the date of grant using the Black-Scholes option pricing model, and the estimated fair value of the options is then amortized to expense over the options' vesting period.

The following summarizes the assumptions used to estimate the fair value of stock options granted in each year and certain proforma information:
	1999	1998	1997

Risk-free interest rate	5.78%	5.56%	6.49%
Expected option life	7 Years	7 Years	7 Years
Expected volatility	28.1%	29.9%	26.0%
Expected dividends per share	$ 0.15	$ 0.15	$ 0.15
Weighted average estimated fair
value per share of options granted	$ 3.50	$ 4.83	$ 5.43

Proforma net income (loss)	$14,789	$9,994	$(68,242)
Proforma basic and diluted net income
(loss) per share	$ 0.54	$ 0.37	$ (2.52)

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stockholders' Equity (Continued)

Other data with respect to stock options follows:
		Option Price		Weighted Average
	Shares	Per Share		Price Per Share

Outstanding at February 2, 1997	1,957,540	$ 4.75 -	$31.63	$12.12
Granted	817,250	12.81 -	15.68	14.23
Exercised	133,539	4.75 -	13.13	5.93
Cancelled	179,587	6.88 -	31.63	14.49
Outstanding at February 1, 1998	2,461,664	5.94 -	31.63	12.98
Granted	1,076,928	6.81 -	14.75	12.72
Exercised	108,741	5.94 -	12.25	7.70
Cancelled	304,278	6.88 -	22.38	13.16
Outstanding at January 31, 1999	3,125,573	6.38 -	31.63	13.06
Granted	725,750	7.50 -	9.94	9.80
Exercised	1,884	8.75 -	8.75	8.75
Cancelled	280,992	8.06 -	15.13	12.03

Outstanding at January 30, 2000	3,568,447	$ 6.38	$31.63	$12.48

Of the outstanding options at January 30, 2000, 1,002,256 shares have an exercise price below $12.25, 2,563,871 shares have an exercise price from $12.25 to $16.50 and 2,320 shares have an exercise price above $16.50. The weighted average remaining contractual life for all options outstanding at January 30, 2000 is 6.9 years.

Of the outstanding options at January 30, 2000 and January 31, 1999, options covering 932,255 and 642,905 shares were exercisable at a weighted average price of $12.82 and $11.89, respectively. Stock options available for grant at January 30, 2000 and January 31, 1999 amounted to 122,222 and 717,822 shares, respectively.

Leases

The Company leases retail stores, manufacturing facilities, office space and equipment. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Retail store leases generally provide for the payment of percentage rentals based on store sales and other costs associated with the leased property.

At January 30, 2000, minimum annual rental commitments under non- cancellable operating leases, including leases for new retail stores which had not begun operating at January 30, 2000, are as follows:

2000	$ 55,591
2001	45,293
2002	35,281
2003	27,260
2004	19,474
Thereafter	58,325
Total minimum lease payments	$241,224

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases (Continued)

Rent expense is as follows:
	1999	1998	1997

Minimum	$59,954	$61,402	$65,177
Percentage and other	9,222	11,139	11,139

	$69,176	$72,541	$76,316

Retirement and Benefit Plans

The Company has noncontributory, defined benefit pension plans covering substantially all U.S. employees meeting certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service. It is the Company's policy to fund pension cost annually in an amount consistent with Federal law and regulations. The assets of the plans are principally invested in a mix of fixed income and equity investments.

The Company and its domestic subsidiaries also provide certain postretirement health care and life insurance benefits. Employees become eligible for these benefits if they reach retirement age while working for the Company. Retirees contribute to the cost of this plan, which is unfunded.

Following is a reconciliation of the changes in the benefit obligation for each of the last two years:
	Pension Plans		Postretirement Plan
	1999	1998	1999	1998

Beginning of year	$127,278	$116,622	$34,192	$34,107
Service cost	2,553	2,388	463	415
Interest cost	8,921	8,357	2,381	2,306
Benefit payments	(7,683)	(6,240)	(2,293)	(2,499)
Actuarial (gain) loss	(15,135)	5,863	(3,292)	(264)
Plan participants' contributions			93	127
Curtailment (gain)	(58)	(264)
Special termination benefits		552

End of year	$115,876	$127,278	$31,544	$34,192

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retirement and Benefit Plans - (Continued)

Following is a reconciliation of the fair value of the assets held by the Company's pension plans for each of the last two years:
	1999	1998

Beginning of year	$134,001	$124,663
Actual return	16,801	15,088
Benefits paid	(7,683)	(6,240)
Company contributions	899	490

End of year	$144,018	$134,001

Net benefit cost recognized in each of the last three years is as follows:
	Pension Plans			Postretirement Plan
	1999	1998	1997	1999	1998	1997

Service cost, including
expenses	$ 2,713	$ 2,388	$ 2,004	$ 463	$ 415	$ 389
Interest cost	8,921	8,357	7,935	2,381	2,306	2,403
Amortization of net loss	140	52	23	448	336	284
Amortization of transition
(asset) obligation	(63)	(68)	(68)	273	273	273
Expected return on
plan assets	(11,441)	(10,935)	(9,031)
Amortization of prior
service cost	437	462	563
	707	256	1,426	3,565	3,330	3,349
Multiemployer plans			213
	$ 707	$ 256	$ 1,639	$3,565	$3,330	$3,349

Following is a reconciliation of the benefit obligation at the end of each of the last two years to the amounts recognized on the balance sheet:
	Pension		Postretirement
	1999	1998	1999	1998

Benefit obligation at year-end	$115,876	$127,278	$31,544	$34,192
Unrecognized prior service cost	(800)	(1,652)
Unrecognized gains (losses)	21,133	293	(4,800)	(8,052)
Unrecognized transition asset
(obligation)	107	170	(3,551)	(3,824)
Plan assets at fair value	(144,018)	(134,001)

(Asset) liability recognized on
the balance sheet	$ (7,702)	$ (7,912)	$23,193	$22,316

Included in the above disclosures are certain pension plans with projected and accumulated benefit obligations in excess of plan assets of $3,412 and $2,445, respectively, as of January 30, 2000, and $4,664 and $2,895, respectively, as of January 31, 1999.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retirement and Benefit Plans - (Continued)

The assumed health care cost trend rate assumed for 2000 through 2010 is 6.0%. Thereafter, the rate assumed is 5.5%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 1999 and on the postretirement benefit obligation at January 30, 2000 would be as follows:
	1% Increase	1% Decrease

Impact on service and interest cost	$ 356	$ (301)
Impact on year-end benefit obligation	$3,620	$(3,016)

Significant rate assumptions used in determining the benefit obligations at the end of each year and benefit cost in the following year, were as follows:
	1999	1998

Discount rate	8.25%	7.00%
Rate of increase in compensation
levels (applies to pension plans only)	4.75%	4.00%
Long-term rate of return on assets	9.00%	9.00%

The Company has an unfunded supplemental defined benefit plan covering 23 current and retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. At January 30, 2000 and January 31, 1999, $10,484 and $9,357, respectively, are included in other liabilities as the accrued cost of this plan.

The Company has a savings and retirement plan (the "Associates Investment Plan") and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. Matching contributions were $2,488 (1999), $2,222 (1998) and $1,959 (1997).

Segment Data

The Company manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregated the results of its apparel divisions into the Apparel segment, which derives revenues from marketing dresswear, sportswear and accessories, principally under the brand names Van Heusen, Izod, Geoffrey Beene, John Henry, Manhattan, DKNY and FUBU. The Company's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual footwear, apparel and accessories under the Bass brand name.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Data - (Continued)

Sales for both segments occur principally in the United States.

	1999	1998	1997

Net Sales
Apparel	$ 885,792	$ 896,863	$ 911,047
Footwear and Related Products	385,698	406,222	438,960
Total Net Sales	$1,271,490	$1,303,085	$1,350,007
Operating Income (Loss)
Apparel(1)	$ 55,626	$ 50,302	$ (33,049)
Footwear and Related Products(1)	18,687	17,183	(38,853)
Total Operating Income (Loss)	74,313	67,485	(71,902)
Corporate Expenses(2)	(26,003)	(24,000)	(15,251)
Interest Expense, net	(22,430)	(26,112)	(20,672)
Income (Loss) Before Taxes
and Extraordinary Item	$ 25,880	$ 17,373	$ (107,825)

Identifiable Assets
Apparel	$ 295,002	$ 357,774	$ 355,979
Footwear and Related Products	114,554	122,051	152,518
Corporate	264,192	194,488	151,962
	$ 673,748	$ 674,313	$ 660,459

Depreciation and Amortization
Apparel	$ 6,583	$ 10,533	$ 10,484
Footwear and Related Products	4,033	5,630	6,561
Corporate	8,801	9,279	8,255
	$ 19,417	$ 25,442	$ 25,300

Identifiable Capital Expenditures
Apparel	$ 9,700	$ 5,653	$ 8,103
Footwear and Related Products	3,732	2,210	3,957
Corporate(3)	17,859	30,350	5,863
	$ 31,291	$ 38,213	$ 17,923

(1) 1997 operating income includes charges for facility and store closing,

restructuring and other expenses of $78,465 for the Apparel segment and

$54,235 for the Footwear and Related Products segment.

(2) Corporate expenses in each of 1999 and 1998 include $8,500 of Year 2000 computer conversion costs.

(3) 1998 Corporate capital expenditures are related principally to the relocation of the Company's New York City corporate headquarters.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Facility and Store Closing, Restructuring and Other Expenses

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
$132,700

One of the actions contemplated in the original plan was the closing of a designated footwear facility. In the second quarter of 1999, the Company announced the closing of its footwear manufacturing and warehousing operations in the Caribbean. As a result of this closure, the footwear facility originally designated for closure is now operationally required, and so the Company will not close this facility. The cost of closing the Caribbean facilities of approximately $5,000 approximates the cost to close the footwear facility designated in the Company's original plan. As such, there was no net effect on net income.

As of January 30, 2000, all other significant initiatives contemplated by the 1997 charges have been completed and charged to the reserve according to the original plan. During 1999, 1998 and 1997, inventory markdowns of approximately $1,800, $17,600 and $26,600 respectively, were charged to the reserve.

Acquisition and Disposition of Businesses

On March 12, 1999, the Company entered into a license agreement to market dress shirts under the John Henry and Manhattan brands. In connection therewith, the Company acquired $17,212 of inventory from the licensor.

On February 26, 1999, the Company sold the Gant trademark and certain related assets associated with the Company's Gant operations for $71,000 in cash to Pyramid Sportswear AB ("Pyramid"), which was the brand's international licensee. Pyramid is a wholly-owned subsidiary of Pyramid Partners AB, in which the Company has a minority interest. Subsequent to February 26, 1999, the Company terminated its Gant operations in order to liquidate Gant's working capital and close the Gant division. The Company completed this process in the fourth quarter of 1999, at which time the Company determined that the proceeds exceeded the costs of exiting the Gant business, including the write-off of related goodwill and other assets, by $5,767.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Acquisition and Disposition of Businesses (Continued)

On November 3, 1999, the Company announced it had entered into agreements with Oxford Industries, Inc. to license the Izod Club trademark and sell substantially all of the related assets of the Company's Izod Club division. The Company closed its Izod Club division in the fourth quarter of 1999. In connection with closing this division, the Company incurred $5,667 of expenses, principally for severance pay and other employee termination costs.

The gain on the sale of the Gant assets and the expenses incurred in closing the Izod Club division have been included in selling, general and administrative expenses.

Other Comments

One of the Company's directors, Mr. Harry N.S. Lee, is a director of TAL Apparel Limited, an apparel manufacturer and exporter based in Hong Kong. During 1999, 1998 and 1997, the Company purchased approximately $13,429, $26,700 and $26,500, respectively, of products from TAL Apparel Limited and certain related companies.

The Company is a party to certain litigation which, in management's judgement based in part on the opinion of legal counsel, will not have a material adverse effect on the Company's financial position.

During 1999, 1998 and 1997, the Company paid a $0.0375 per share cash dividend each quarter on its common stock.

Certain items in 1998 and 1997 have been reclassified to present them on a basis consistent with 1999.

PHILLIPS-VAN HEUSEN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

(In thousands, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	1999	1998(1)	1999	1998	1999	1998	1999	1998

Net sales	$289,699	$295,765	$316,790	$306,371	$368,041	$374,392	$296,960	$326,557
Gross profit	100,808	102,508	111,784	109,063	128,802	128,063	109,632	107,291
Income (loss) before
extraordinary item	(4,625)	(4,485)	3,573	2,720	15,293	14,016	2,632	636
Net income (loss)	(4,625)	(5,545)	3,573	2,720	15,293	14,016	2,632	636

Basic and diluted
income (loss) per
share before
extraordinary item	(0.17)	(0.16)	0.13	0.10	0.56	0.51	0.10	0.02

Price range of common
stock per share
High	8 15/16	13 3/8	10 5/8	15 1/8	10 1/8	13 3/4	8 9/16	11 5/16
Low	5 3/8	11 3/16	8 5/16	12	7 5/16	6 1/2	6 13/16	6 1/16

(1) Net loss for the first quarter of 1998 includes an extraordinary loss, net of tax benefit, related to the early retirement of debt.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors

Phillips-Van Heusen Corporation

We have audited the accompanying consolidated balance sheets of Phillips- Van Heusen Corporation and subsidiaries as of January 30, 2000 and January 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 30, 2000. Our audits also included the financial statement schedule included in Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at January 30, 2000 and January 31, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

E&Y SIGNATURE STAMP

New York, New York

March 7, 2000

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY

(In thousands, except per share data, percents and ratios)
	1999	1998	1997(1)	1996(2)	1995(3)
Summary of Operations
Net sales
Apparel	$ 885,792	$ 896,863	$ 911,047	$ 897,370	$1,006,701
Footwear and Related Products	385,698	406,222	438,960	462,223	457,427
	1,271,490	1,303,085	1,350,007	1,359,593	1,464,128
Cost of goods sold and expenses	1,223,180	1,259,600	1,437,160	1,311,855	1,443,555
Income (loss) before interest, taxes
and extraordinary item	48,310	43,485	(87,153)	47,738	20,573
Interest expense, net	22,430	26,112	20,672	23,164	23,199
Income tax expense (benefit)	9,007	4,486	(41,246)	6,044	(2,920)
Income (loss) before extraordinary item	16,873	12,887	(66,579)	18,530	294
Extraordinary loss, net of tax		(1,060)
Net income (loss)	$ 16,873	$ 11,827	$ (66,579)	$ 18,530	$ 294

Per Share Statistics
Basic Earnings Per Share:
Before extraordinary item	$ 0.62	$ 0.47	$ (2.46)	$ 0.69	$ 0.01
Extraordinary loss		(0.04)
Net income (loss)	$ 0.62	$ 0.43	$ (2.46)	$ 0.69	$ 0.01

Diluted Earnings Per Share:
Before extraordinary item	$ 0.62	$ 0.47	$ (2.46)	$ 0.68	$ 0.01
Extraordinary loss		(0.04)
Net income (loss)	$ 0.62	$ 0.43	$ (2.46)	$ 0.68	$ 0.01

Dividends paid per share	$ 0.15	$ 0.15	$ 0.15	$ 0.15	$ 0.15
Stockholders' equity per share	8.86	8.39	8.11	10.73	10.20

Financial Position
Current assets	$ 425,970	$ 368,017	$ 385,018	$ 362,958	$ 444,664
Current liabilities	124,580	132,686	133,335	122,266	183,126
Working capital	301,390	235,331	251,683	240,692	261,538
Total assets	673,748	674,313	660,459	657,436	749,055
Long-term debt	248,784	248,723	241,004	189,398	229,548
Convertible redeemable preferred stock
Stockholders' equity	241,685	228,888	220,305	290,158	275,292

Other Statistics
Total debt to total capital (5)	50.7%	54.0%	53.0%	43.1%	52.3%
Net debt to net capital (6)	39.0%	53.6%	52.9%	42.9%	51.5%
Current ratio	3.4	2.8	2.9	3.0	2.4
Average shares outstanding	27,289	27,218	27,108	27,004	26,726

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

(6) Net debt and net capital are total debt and total capital reduced by invested cash.

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY (CONTINUED)
	1994(4)	1993	1992	1991	1990(2)
Summary of Operations
Net sales
Apparel	$ 812,993	$ 757,452	$ 709,361	$ 596,383	$536,352
Footwear and Related Products	442,473	394,942	333,204	307,717	269,963
	1,255,466	1,152,394	1,042,565	904,100	806,315
Cost of goods sold and expenses	1,205,764	1,072,083	972,357	843,367	752,252
Income (loss) before interest, taxes
and extraordinary item	49,702	80,311	70,208	60,733	54,063
Interest expense, net	12,793	16,679	15,727	16,686	18,884
Income tax expense (benefit)	6,894	20,380	16,600	12,910	8,795
Income (loss) before extraordinary item	30,015	43,252	37,881	31,137	26,384
Extraordinary loss, net of tax		(11,394)
Net income (loss)	$ 30,015	$ 31,858	$ 37,881	$ 31,137	$ 26,834

Per Share Statistics
Basic Earnings Per Share:
Before extraordinary item	$ 1.13	$ 1.66	$ 1.50	$ 1.24	$ 1.00
Extraordinary loss		(0.44)
Net income (loss)	$ 1.13	$ 1.22	$ 1.50	$ 1.24	$ 1.00

Diluted Earnings Per Share:
Before extraordinary item	$ 1.11	$ 1.60	$ 1.42	$ 1.15	$ 0.95
Extraordinary loss		(0.42)
Net income (loss)	$ 1.11	$ 1.18	$ 1.42	$ 1.15	$ 0.95

Dividends paid per share	$ 0.15	$ 0.15	$ 0.15	$ 0.1425	$ 0.14
Stockholders' equity per share	10.35	9.33	8.14	4.52	3.38

Financial Position
Current assets	$ 429,670	$ 418,702	$ 410,522	$ 303,143	$285,315
Current liabilities	114,033	109,156	115,208	102,976	90,748
Working capital	315,637	309,546	295,314	200,167	194,567
Total assets	596,284	554,771	517,362	398,969	376,790
Long-term debt	169,679	169,934	170,235	121,455	140,259
Convertible redeemable preferred stock				72,800	72,800
Stockholders' equity	275,460	246,799	211,413	84,903	62,324

Other Statistics
Total debt to total capital (5)	38.2%	40.8%	46.8%	46.0%	53.2%
Net debt to net capital (6)	26.9%	29.7%	34.3%	45.0%	52.2%
Current ratio	3.8	3.8	3.6	2.9	3.1
Average shares outstanding	26,563	26,142	23,766	18,552	18,260

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

(6) Net debt and net capital are total debt and total capital reduced by invested cash.

SCHEDULE II

PHILLIPS-VAN HEUSEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Year Ended January 30, 2000

Deducted from asset accounts:
Allowance for doubtful
accounts	$1,367	$1,130(a)	$ 271(b)	$ 463(c)	$2,305

Year Ended January 31, 1999

Deducted from asset accounts:
Allowance for doubtful
accounts	$2,911	$ 409(a)	$ 441(b)	$2,394(c)	$1,367

Year Ended February 1, 1998

Deducted from asset accounts:
Allowance for doubtful
accounts	$3,401	$ 492(a)	$ 202(b)	$1,184(c)	$2,911

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
Name	State or Other Jurisdiction of Incorporation

G. H. Bass Franchises Inc.	Delaware

Caribe M&I Ltd.	Cayman Islands

GHB (Far East) Limited	Hong Kong

Phillips-Van Heusen (Far East) Ltd.	Hong Kong

Confecciones Imperio, S.A.	Costa Rica

Camisas Modernas, S.A.	Guatemala

PVH Retail Corp.	Delaware

The IZOD Corporation	Pennsylvania

Phillips-Van Heusen Puerto Rico LLC	Delaware

BassNet, Inc.	Delaware

izod.com inc.	Delaware

ROPA PVH MEXICANA, CAMISAS Y DISEÑOS, S.A. DE C.V.	Mexico

G.H. Bass Caribbean LLC	Delaware

EXHIBIT 23

Consent of Independent Auditors

We consent to the incorporation by reference in

(i) Post-Effective Amendment No. 2 to the Registration Statement (Form S- 8, No. 2-73803), which relates to the Phillips-Van Heusen Corporation Employee Savings and Retirement Plan,

(ii) Registration Statement (Form S-8, No. 33-50841) and Registration Statement (Form S-8, No. 33-59602), each of which relate to the Phillips- Van Heusen Corporation Associates Investment Plan for Residents of the Commonwealth of Puerto Rico,

(iii) Registration Statement (Form S-8, No. 33-59101), which relates to the Voluntary Investment Plan of Phillips-Van Heusen Corporation (Crystal Brands Division),

(iv) Post-Effective Amendment No. 4 to Registration Statement (Form S-8, No. 2-72959), Post Effective Amendment No. 6 to Registration Statement (Form S-8, No. 2-64564), and Post Effective Amendment No. 13 to Registration Statement (Form S-8, No. 2-47910), each of which relate to the 1973 Employee's Stock Option Plan of Phillips-Van Heusen Corporation,

(v) Registration Statement (Form S-8, No. 33-38698), Post-Effective Amendment No. 1 to Registration Statement (Form S-8, No. 33-24057) and Registration Statement (Form S-8, No. 33-60793), each of which relate to the Phillips-Van Heusen Corporation 1987 Stock Option Plan,

(vi) Registration Statement (Form S-8, No. 333-29765) which relates to the Phillips-Van Heusen Corporation 1997 Stock Option Plan, and

(vii) Registration Statement (Form S-4, No. 333-57203), which relates to the 9.5% Senior Subordinated Notes due 2008 of Phillips-Van Heusen Corporation and in the related Prospectuses of our report dated March 7, 2000, with respect to the consolidated financial statements and our report included in the preceding paragraph with respect to the financial statement schedule of Phillips-Van Heusen Corporation included in this Annual Report (Form 10-K) for the year ended January 30, 2000.

ERNST & YOUNG LLP

New York, New York

April 3, 2000