Form 10-Q
period 2000-04-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 2000-06-07
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended April 30, 2000

OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Yes X No ___

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of May 19, 2000: 27,289,869 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Independent Accountants Review Report.................................	1

Condensed Consolidated Balance Sheets as of April 30, 2000 and
January 30, 2000......................................................	2

Condensed Consolidated Statements of Operations for the thirteen
weeks ended April 30, 2000 and May 2, 1999............................	3

Condensed Consolidated Statements of Cash Flows for the thirteen
weeks ended April 30, 2000 and May 2, 1999............................	4

Notes to Condensed Consolidated Financial Statements..................	5-6

Item 2 - Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................	7-9

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................	10-11

Signatures............................................................	12

Exhibit--Acknowledgment of Independent Accountants....................	13

Exhibit--Financial Data Schedule......................................	14

Independent Accountants Review Report

Stockholders and Board of Directors

Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of April 30, 2000, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended April 30, 2000 and May 2, 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Phillips-Van Heusen Corporation as of January 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York

May 17, 2000

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	UNAUDITED	AUDITED
	April 30,	January 30,
	2000	2000

ASSETS
Current Assets:
Cash, including cash equivalents of $50,031 and $94,543	$ 50,296	$ 94,821
Trade receivables, less allowances of $2,088 and $2,305	95,596	66,422
Inventories	244,455	222,976
Other, including deferred taxes of $23,052	41,186	41,751
Total Current Assets	431,533	425,970
Property, Plant and Equipment	106,268	106,122
Goodwill	83,089	83,578
Other Assets, including deferred taxes of $33,239 and
$31,800	58,559	58,078
	$679,449	$673,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 37,192	$ 39,858
Accrued expenses	96,025	84,722
Total Current Liabilities	133,217	124,580
Long-Term Debt	248,801	248,784
Other Liabilities	59,703	58,699
Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000
shares authorized, no shares outstanding
Common Stock, par value $1 per share; 100,000,000
shares authorized; shares issued 27,289,869	27,290	27,290
Additional Capital	117,697	117,697
Retained Earnings	92,741	96,698
Total Stockholders' Equity	237,728	241,685

	$679,449	$673,748

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended
	April 30,	May 2,
	2000	1999

Net sales	$310,310	$289,699

Cost of goods sold	204,067	188,891

Gross profit	106,243	100,808

Selling, general and administrative expenses	104,198	100,834

Income (loss) before interest and taxes	2,045	(26)

Interest expense, net	5,127	6,143

Loss before taxes	(3,082)	(6,169)

Income tax benefit	1,171	1,544

Net loss	$ (1,911)	$ (4,625)

Basic and diluted net loss per share	$ (0.07)	$ (0.17)

Dividends declared per common share	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Thirteen Weeks Ended
	April 30,	May 2,
	2000	1999

OPERATING ACTIVITIES:
Net loss	$ (1,911)	$ (4,625)
Adjustments to reconcile to net cash used
by operating activities:
Depreciation and amortization	4,797	4,800
Equity income	(252)	(270)
Deferred income taxes	(1,439)	(1,544)

Changes in operating assets and liabilities:
Receivables	(29,174)	(9,375)
Inventories	(21,479)	(3,843)
Accounts payable and accrued expenses	8,506	(2,934)
Acquisition of inventory associated with
license agreement		(17,212)
Other-net	2,703	999
Net Cash Used By Operating Activities	(38,249)	(34,004)

INVESTING ACTIVITIES:
Sale of Gant trademark, net of related costs		67,000
Property, plant and equipment acquired	(4,230)	(2,461)
Net Cash Provided (Used) By Investing Activities	(4,230)	64,539

FINANCING ACTIVITIES:
Proceeds from revolving lines of credit		41,600
Payments on revolving lines of credit		(61,600)
Cash dividends	(2,046)	(2,045)
Net Cash Used By Financing Activities	(2,046)	(22,045)

Increase (Decrease) In Cash	(44,525)	8,490

Cash at beginning of period	94,821	10,957

Cash at end of period	$ 50,296	$ 19,447

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the audited consolidated financial statements, including the footnotes thereto, included in the Company's Annual Report to Stockholders for the year ended January 30, 2000.

The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirteen weeks ended April 30, 2000 and May 2, 1999 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirteen weeks ended May 2, 1999 to present that information on a basis consistent with the thirteen weeks ended April 30, 2000.

INVENTORIES

Inventories are summarized as follows:
	April 30,	January 30,
	2000	2000

Raw materials	$ 13,788	$ 14,485
Work in process	12,457	11,995
Finished goods	218,210	196,496

Total	$244,455	$222,976

Inventories are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first-out method (FIFO). Inventories would have been approximately $5,600 higher than reported at April 30, 2000 and January 30, 2000, if the FIFO method of inventory accounting had been used for all apparel.

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

EARNINGS PER SHARE

The Company computed its basic and diluted earnings per share by dividing net loss by the weighted average common shares outstanding. Such shares were 27,289,869 and 27,287,985 in the first quarter of 2000 and 1999, respectively.

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

(In thousands)
	Segment Data
	Thirteen Weeks Ended
	4/30/00	5/2/99

Net sales-apparel	$222,558	$202,058

Net sales-footwear and related products	87,752	87,641

Total net sales	$310,310	$289,699

Operating income - apparel	$ 4,726	$ 3,763

Operating income-footwear and related products	1,301	1,191

Total operating income	6,027	4,954

Corporate expenses	3,982	4,980

Income (loss) before interest and taxes	$ 2,045	$ (26)

Corporate expenses for the thirteen weeks ended May 2, 1999 include Year 2000 computer conversion costs of $1,450.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Thirteen Weeks Ended April 30, 2000 Compared With Thirteen Weeks Ended

May 2, 1999

APPAREL

Net sales of the Company's apparel segment in the first quarter were $222.6 million in 2000 compared with $202.1 million last year, a 10.1% increase. This improvement was due to significant sales increases across all apparel divisions, particularly Izod and the Dress Shirt Group which included the impact of first quarter sales of John Henry and Manhattan brand dress shirts. Included in the first quarter of 1999 were $31.8 million of sales related to the Gant and Izod Club businesses which were disposed of in 1999. Excluding sales of Gant and Izod Club, apparel sales increased 30.7% over the prior year.

Gross profit on apparel sales was 32.6% in the first quarter compared with 33.4% last year. This decrease was due principally to a change in product mix as the above mentioned John Henry and Manhattan brand dress shirts have lower gross margins.

Selling, general and administrative expenses as a percentage of apparel sales were 30.4% in the first quarter compared with 31.5% last year. The improvement resulted principally from the additional leveraging of expenses on increased sales.

FOOTWEAR AND RELATED PRODUCTS

Net sales of the Company's footwear and related products segment in the first quarter were $87.8 million in 2000 compared with $87.6 million last year.

Gross profit on footwear and related products sales was 38.3% in the first quarter of 2000 compared with 37.4% last year. This increase was due principally to the closing of manufacturing operations in 1999 which lowered product costs.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first quarter were 36.9% in 2000 compared with 36.0% in 1999. This increase resulted principally from administrative cost increases against relatively flat sales.

INTEREST EXPENSE

Interest expense in the first quarter was $5.1 million in 2000 compared with

$6.1 million last year. Interest expense decreased principally from the cash generated in 1999 associated with the liquidation of the Gant and Izod Club businesses coupled with the continued tight management of net assets.

INCOME TAXES

Income taxes were estimated at a rate of 38.0% for the current year compared with the 1999 full year rate of 34.8%. The increased rate in the current year results principally from closing the Company's Bass manufacturing operations in Puerto Rico in the third quarter of 1999, resulting in a higher percentage of pre-tax income being subject to U.S. tax.

CORPORATE EXPENSES

Corporate expenses in the first quarter were $4.0 million in 2000 compared with $5.0 million in 1999. This decrease relates principally to the absence of Year 2000 computer conversion costs.

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

Net cash used by operations in the first quarter was $38.2 million in 2000 and $34.0 million in the prior year. This increase was due principally to the use of working capital associated with the increased sales of the apparel segment.

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

* * *

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this Form 10-Q report including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the extent of discounts and promotional pricing in which the Company is required to engage, all of which can be affected by weather conditions, changes in the economy, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

	4.5	Third Amendment to Rights Agreement, dated June 30, 1992, from Phillips-Van Heusen Corporation to The Chase Manhattan Bank, N.A. and The Bank of New York.

4.6

Notice of extension of the Rights Agreement, dated June 5, 1996, from Phillips-Van Heusen Corporation to The Bank of New York (incorporated by reference to Exhibit 4.13 to the Company's report on Form 10-Q for the period ended April 28, 1996).

	4.7	Fourth Amendment to Rights Agreement, dated April 25, 2000, from Phillips-Van Heusen Corporation to The Bank of New York.

4.8

Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party hereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.6 to the Company's report on Form 10-Q for the period ended May 3, 1998).

4.9

Amendment No. 1, dated as of November 17, 1998, to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party hereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.7 to the Company's report on Form 10-K for the year ended January 31, 1999).

4.10

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

4.11

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

	15.	Acknowledgement of Independent Accountants

	27.	Financial Data Schedule

(b)	Reports on Form 8-K filed during the quarter ended April 30, 2000.

No reports have been filed on Form 8-K during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

June 5, 2000

/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller

Exhibit 15

June 5, 2000

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

of our report dated May 17, 2000 relating to the unaudited condensed consolidated interim financial statements of Phillips-Van Heusen Corporation that are included in its Form 10-Q for the thirteen week period ended April 30, 2000.

Pursuant to Rule 436(c) of the Securities Act of 1933, our reports are not a part of the registration statements or post-effective amendments prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.
ERNST & YOUNG LLP

New York, New York