Form 10-Q
period 2000-07-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 2000-09-11
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended July 30, 2000

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

Yes X No ___

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of August 28, 2000: 27,292,469 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Independent Accountants Review Report.................................	1

Condensed Consolidated Balance Sheets as of July 30, 2000 and
January 30, 2000......................................................	2

Condensed Consolidated Statements of Operations for the thirteen
weeks and twenty-six weeks ended July 30, 2000 and August 1, 1999.....	3

Condensed Consolidated Statements of Cash Flows for the twenty-six
weeks ended July 30, 2000 and August 1, 1999..........................	4

Notes to Condensed Consolidated Financial Statements..................	5-7

Item 2 - Management's Discussion and Analysis of Results of Operations
and Financial Condition...............................................	8-11

PART II -- OTHER INFORMATION

ITEM 4 Submission of Matters to a Vote of Stockholders................	12

ITEM 6 - Exhibits and Reports on Form 8-K.............................	12-15

Signatures............................................................	16

Exhibit--Acknowledgment of Independent Accountants....................	17

Exhibit--Financial Data Schedule......................................	18

Independent Accountants Review Report

Stockholders and Board of Directors

Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of July 30, 2000, and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended July 30, 2000 and August 1, 1999. These financial statements are the responsibility of the Company's management.

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

ERNST & YOUNG LLP

New York, New York

August 16, 2000

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	UNAUDITED	AUDITED
	July 30,	January 30,
	2000	2000

ASSETS
Current Assets:
Cash, including cash equivalents of $22,845 and $94,543	$ 23,116	$ 94,821
Trade receivables, less allowances of $1,924 and $2,305	77,327	66,422
Inventories	313,881	222,976
Other, including deferred taxes of $23,052	45,069	41,751
Total Current Assets	459,393	425,970
Property, Plant and Equipment	108,939	106,122
Goodwill	96,445	83,578
Other Assets, including deferred taxes of $34,538 and
$31,800	59,653	58,078
	$724,430	$673,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 30,000
Accounts payable	38,720	$ 39,858
Accrued expenses	102,681	84,722
Total Current Liabilities	171,401	124,580
Long-Term Debt	248,817	248,784
Other Liabilities	60,453	58,699
Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000
shares authorized, no shares outstanding
Common Stock, par value $1 per share; 100,000,000
shares authorized; shares issued 27,292,469
and 27,289,869	27,292	27,290
Additional Capital	117,717	117,697
Retained Earnings	98,750	96,698
Total Stockholders' Equity	243,759	241,685

	$724,430	$673,748

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2000	1999	2000	1999

Net sales	$327,832	$316,790	$638,142	$606,489

Cost of goods sold	211,731	205,006	415,798	393,897

Gross profit	116,101	111,784	222,344	212,592

Selling, general and administrative expenses	101,175	100,937	205,373	201,771

Income before interest and taxes	14,926	10,847	16,971	10,821

Interest expense, net	5,235	6,038	10,362	12,181

Income (loss) before taxes	9,691	4,809	6,609	(1,360)

Income tax expense (benefit)	3,682	1,236	2,511	(308)

Net income (loss)	$ 6,009	$ 3,573	$ 4,098	$ (1,052)

Basic and diluted net income (loss) per share	$ 0.22	$ 0.13	$ 0.15	$ (0.04)

Dividends declared per common share	$ 0.00	$ 0.0375	$ 0.075	$ 0.1125

Note: The Company declared its third dividend of the current year for $0.0375 per common share on August 1, 2000 which falls into the third quarter.

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Twenty-Six Weeks Ended
	July 30,	August 1,
	2000	1999

OPERATING ACTIVITIES:
Net income (loss)	$ 4,098	$ (1,052)
Adjustments to reconcile to net cash used
by operating activities:
Depreciation and amortization	9,590	9,729
Equity income	(504)	(540)
Deferred income taxes	209	(714)

Changes in operating assets and liabilities:
Receivables	(10,905)	392
Inventories	(51,020)	1,614
Accounts payable and accrued expenses	16,799	(12,096)
Acquisition of inventory associated with
John Henry and Manhattan license agreement		(17,212)
Other-net	30	(1,757)
Net Cash Used By Operating Activities	(31,703)	(21,636)

INVESTING ACTIVITIES:
Acquisition of net assets associated with
Arrow and Kenneth Cole license agreements	(56,765)
Sale of Gant trademark, net of related costs		67,000
Property, plant and equipment acquired	(11,214)	(5,484)
Net Cash Provided (Used) By Investing Activities	(67,979)	61,516

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	30,000	41,600
Payments on revolving line of credit		(61,600)
Exercise of stock options	23
Cash dividends	(2,046)	(3,068)
Net Cash Provided (Used) By Financing Activities	27,977	(23,068)

Increase (Decrease) In Cash	(71,705)	16,812

Cash at beginning of period	94,821	10,957

Cash at end of period	$ 23,116	$ 27,769

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

The results of operations for the twenty-six weeks ended July 30, 2000 and August 1, 1999 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the twenty-six weeks ended August 1, 1999 to present that information on a basis consistent with the twenty-six weeks ended July 30, 2000.

INVENTORIES

Inventories are summarized as follows:
	July 30,	January 30,
	2000	2000

Raw materials	$ 18,883	$ 14,485
Work in process	18,750	11,995
Finished goods	276,248	196,496

Total	$313,881	$222,976

Inventories are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first-out method (FIFO). Inventories would have been approximately $5,600 higher than reported at July 30, 2000 and January 30, 2000, if the FIFO method of inventory accounting had been used for all apparel.

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

EARNINGS PER SHARE

The Company computed its basic and diluted earnings per share by dividing net income or loss by:
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/30/00	8/1/99	7/30/00	8/1/99

Weighted Average Common Shares
Outstanding for Basic
Earnings Per Share	27,291,169	27,287,985	27,290,519	27,287,985

Impact of Dilutive Employee
Stock Options	15,621	31,667	8,661

Total Shares for Diluted
Earnings Per Share	27,306,790	27,319,652	27,299,180	27,287,985

ACQUISITION OF NET ASSETS ASSOCIATED WITH ARROW AND KENNETH COLE LICENSE AGREEMENTS

On July 24, 2000, the Company acquired the license to market dress shirts and sportswear under the Arrow brand and the license to market dress shirts under the Kenneth Cole brand. These transactions are being accounted for as an acquisition using the purchase method of accounting. In connection with these transactions, the Company acquired $56,765 of net assets (principally inventory) including $13,932 of goodwill. The goodwill is being amortized over 17 years, which is the expected life of the license agreements.

Pro forma financial information for the twenty-six weeks ended July 30, 2000 will be provided in the Company's report on Form 8-K to be amended by October 10, 2000.

SEGMENT DATA

The Company manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its apparel divisions into the Apparel segment. This segment derives revenues from marketing dresswear, sportswear and accessories, principally under the brand names Van Heusen, Izod, Geoffrey Beene, John Henry, Manhattan, DKNY, FUBU, Regis by the Van Heusen Company, Arrow and Kenneth Cole. The Company's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual footwear, apparel and accessories under the Bass brand name. Sales for both segments occur principally in the United States.

(In thousands)
	Segment Data
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/30/00	8/1/99	7/30/00	8/1/99

Net sales-apparel	$229,538	$212,665	$452,096	$414,723

Net sales-footwear and
related products	98,294	104,125	186,046	191,766

Total net sales	$327,832	$316,790	$638,142	$606,489

Operating income-apparel	$ 11,596	$ 9,607	$ 16,322	$ 13,370

Operating income-footwear
and related products	7,425	7,412	8,726	8,603

Total operating income	19,021	17,019	25,048	21,973

Corporate expenses	4,095	6,172	8,077	11,152

Income before interest
and taxes	$ 14,926	$ 10,847	$ 16,971	$ 10,821

Corporate expenses for the thirteen and twenty-six weeks ended August 1, 1999 include Year 2000 computer conversion costs of $2,710 and $4,160, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Thirteen Weeks Ended July 30, 2000 Compared With Thirteen Weeks Ended

August 1, 1999

APPAREL SEGMENT

Net sales of the Company's apparel segment in the second quarter were $229.5 million in 2000 compared with $212.7 million last year, a 7.9% increase. Included in the second quarter of 1999 were $25.2 million of sales related to the Gant and Izod Club businesses, which were disposed of in 1999. Excluding sales of Gant and Izod Club, apparel sales increased 22.5% over the prior year. This improvement was due to strong sales of both sportswear and dress shirts. All apparel divisions had significant sales increases with Izod in particular experiencing very strong sales growth.

Gross profit on apparel sales was 33.7% in the second quarter compared with 33.6% last year.

Selling, general and administrative expenses as a percentage of apparel sales were 28.7% in the second quarter compared with 29.1% last year. The improvement resulted principally from the additional leveraging of expenses on increased sales.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the second quarter were $98.3 million in 2000 compared with $104.1 million last year. Weak consumer demand for footwear in general and, particularly, seasonally important sandals, resulted in sales declines.

Gross profit on footwear and related products sales was 39.1% in the second quarter of 2000 compared with 38.6% last year. This expected increase was due principally to the closing of manufacturing operations in 1999 which has continued to lower product costs and improve gross margins.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the second quarter were 31.6% in 2000 compared with 31.5% in 1999. This increase resulted principally from the sales decrease, as actual expenses decreased from the prior year.

INTEREST EXPENSE

Interest expense in the second quarter was $5.2 million in 2000 compared with

$6.0 million last year. Interest expense decreased principally from the cash generated in 1999 associated with the liquidation of the Gant and Izod Club businesses.

INCOME TAXES

Income taxes were estimated at a rate of 38.0% for the current year compared with the 1999 full year rate of 34.8%. The increased rate in the current year results principally from closing the Company's Bass manufacturing operations in Puerto Rico in the third quarter of 1999, resulting in a higher percentage of pre-tax income being subject to U.S. tax.

CORPORATE EXPENSES

Corporate expenses in the second quarter were $4.1 million in 2000 compared with $6.2 million in 1999. This decrease relates principally to the absence of Year 2000 computer conversion costs.

Twenty-Six Weeks Ended July 30, 2000 Compared With Twenty-Six Weeks Ended

August 1, 1999

APPAREL SEGMENT

Net sales of the Company's apparel segment in the first half were $452.1 million in 2000, an increase of 9.0% from the prior year's $414.7 million. Included in the first half of 1999 were $57.0 million of sales related to the Gant and Izod Club businesses, which were disposed of in 1999. Excluding sales of Gant and Izod Club, apparel sales increased 26.4% over the prior year. This improvement was due to strong sales of both sportswear and dress shirts. All apparel divisions had significant sales increases over the prior year, with Izod, in particular, experiencing very strong sales growth, and the Dress Shirt division benefiting from sales of John Henry and Manhattan brand dress shirts, which the Company began marketing in last year's second quarter.

Gross profit on apparel sales was 33.2% in the first half of 2000 compared with 33.5% last year. This decrease was due principally to a change in product mix as the impact of John Henry and Manhattan brand dress shirts was to reduce gross margins in the current year's first quarter. The current year's second quarter was relatively flat with the prior year.

Selling, general and administrative expenses as a percentage of apparel sales in the first half were 29.5% in 2000 compared with 30.3% in 1999. The improvement resulted principally from the additional leveraging of expenses on increased sales.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the first half were $186.0 million in 2000 compared with $191.8 million last year. This decrease was due to the second quarter decrease explained above, as first quarter sales of this segment were relatively flat compared with the prior year.

Gross profit on footwear and related products sales was 38.8% in the first half of 2000 compared with 38.1% last year. This expected increase was due principally to the closing of manufacturing operations in 1999 which has continued to lower product costs and improve gross margins.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first half were 34.1% in 2000 and 33.6% in 1999. This increase resulted principally from the sales decrease, as actual expenses decreased from the prior year.

INTEREST EXPENSE

Interest expense in the first half was $10.4 million in 2000 compared with $12.2 million last year. This decrease was due principally from the cash generated in 1999 associated with the liquidation of the Gant and Izod Club businesses.

CORPORATE EXPENSES

Corporate expenses in the first half were $8.1 million in 2000 compared with $11.2 million in 1999. This decrease relates principally to the absence of Year 2000 computer conversion costs.

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

Net cash used by operations in the second half was $31.7 million in 2000 and $21.6 million in the prior year. This increase was due principally to the use of working capital, principally inventories, associated with the apparel segment's planned sales increases in the second half of the year.

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

* * *

Part II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual stockholders' meeting was held on June 13, 2000. There were present in person or by proxy, holders of 25,575,147 shares of Common Stock, or 93.7% of all votes eligible for the meeting.

The following directors were elected to serve for a term of one year:
	For	Vote Withheld

Edward H. Cohen	22,979,693	2,595,454
Joseph B. Fuller	23,096,143	2,479,004
Joel H. Goldberg	22,979,874	2,595,273
Marc Grosman	23,115,153	2,459,994
Dennis F. Hightower	23,040,093	2,535,054
Bruce J. Klatsky	22,992,128	2,583,019
Maria Elena Lagomasino	23,109,653	2,465,494
Harry N.S. Lee	22,092,131	3,483,016
Bruce Maggin	23,115,214	2,459,933
Peter J. Solomon	22,887,132	2,688,015
Mark Weber	22,994,778	2,580,369

The stockholders approved the Company's 2000 Stock Option Plan. The votes were 12,537,975 For, 10,353,551 Against, 80,117 Abstentions and 2,603,504 broker non-votes.

The stockholders approved the Company's Performance Incentive Bonus Plan. The votes were 23,407,651 For, 2,042,382 Against and 125,114 Abstentions.

The stockholders approved the Company's Long-Term Incentive Plan. The votes were 23,460,072 For, 2,033,829 Against and 81,246 Abstentions.

The proposal for Ernst & Young LLP to serve as the Company's independent auditors until the next stockholders' meeting was ratified. The votes were 25,431,036 For, 76,746 Against and 67,365 Abstentions.

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

4.5

Third Amendment to Rights Agreement, dated June 30, 1992, from Phillips-Van Heusen Corporation to The Chase Manhattan Bank, N.A. and The Bank of New York (incorporated by reference to Exhibit 4.5 to the Company's report on Form 10-Q for the period ended April 30, 2000).

4.6

Notice of extension of the Rights Agreement, dated June 5, 1996, from Phillips-Van Heusen Corporation to The Bank of New York (incorporated by reference to Exhibit 4.13 to the Company's report on Form 10-Q for the period ended April 28, 1996).

4.7

Fourth Amendment to Rights Agreement, dated April 25, 2000, from Phillips-Van Heusen Corporation to The Bank of New York (incorporated by reference to Exhibit 4.7 to the Company's report on Form 10-Q for the period ended April 30, 2000).

4.8

Credit Agreement, dated as of April 22, 1998, among PVH, the lenders party thereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.6 to the Company's report on Form 10-Q for the period ended May 3, 1998).

4.9

Amendment No. 1, dated as of November 17, 1998, to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party thereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.7 to the Company's report on Form 10-K for the year ended January 31, 1999).

4.10

Consent, Waiver and Amendment No. 2, dated as of February 23, 1999, to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party thereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.8 to the Company's report on Form 10-K for the year ended January 31, 1999).

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

4.13

Amendment No. 3, dated as of August 23, 2000, to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party thereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent.

10.15

Phillips-Van Heusen Corporation 2000 Stock Option Plan, effective as of April 27, 2000 (incorporated by reference to Exhibit 4(o) to the Company's Registration Statement on Form S-8 filed on July 10, 2000).

10.16	Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, effective as of March 2, 2000.

10.17	Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of January 31, 2000.

	15.	Acknowledgement of Independent Accountants

	27.	Financial Data Schedule

(b)	Reports on Form 8-K filed during the quarter ended July 30, 2000.

No reports were filed on Form 8-K during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

September 4, 2000

/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller