Form 10-Q
period 2000-10-29
PHILLIPS VAN HEUSEN CORP /DE/
filed 2000-12-13
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2000

OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from ___________________________________ to ______________________________

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

Yes X No ___

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of November 20, 2000: 27,310,903 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Independent Accountants Review Report	1

Condensed Consolidated Balance Sheets as of October 29, 2000 and January 30, 2000	2

Condensed Consolidated Income Statements for the thirteen weeks and thirty-nine weeks
ended October 29, 2000 and October 31, 1999	3

Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended
October 29, 2000 and October 31, 1999	4

Notes to Condensed Consolidated Financial Statements	5-7

Item 2 - Management's Discussion and Analysis of Results of Operations and
Financial Condition	8-11

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K	12-13

Signatures	14

Exhibit--Acknowledgment of Independent Accountants	15

Exhibit--Financial Data Schedule	16

Independent Accountants Review Report

Stockholders and Board of Directors

Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of October 29, 2000, and the related condensed consolidated income statements and cash flows for the thirteen and thirty-nine week periods ended October 29, 2000 and October 31, 1999. These financial statements are the responsibility of the Company's management.

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

ERNST & YOUNG LLP

New York, New York

November 15, 2000

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	UNAUDITED	AUDITED
	October 29,	January 30,
	2000	2000

ASSETS
Current Assets:
Cash, including cash equivalents of $1,420 and $94,543	$ 2,155	$ 94,821
Trade receivables, less allowances of $2,081 and $2,305	165,183	66,422
Inventories	291,105	222,976
Other, including deferred taxes of $23,052	43,398	41,751
Total Current Assets	501,841	425,970
Property, Plant and Equipment	114,301	106,122
Goodwill	95,663	83,578
Other Assets, including deferred taxes of $30,692 and $31,800	55,890	58,078
	$767,695	$673,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 40,000
Accounts payable	38,723	$ 39,858
Accrued expenses	110,379	84,722
Total Current Liabilities	189,102	124,580
Long-Term Debt	248,834	248,784
Other Liabilities	67,542	58,699
Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000 shares authorized, no shares outstanding
Common Stock, par value $1 per share; 100,000,000 shares authorized; shares
issued 27,299,137 and 27,289,869	27,299	27,290
Additional Capital	117,753	117,697
Retained Earnings	117,165	96,698
Total Stockholders' Equity	262,217	241,685

	$767,695	$673,748

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2000	1999	2000	1999

Net sales	$443,374	$368,041	$1,081,516	$974,530

Cost of goods sold	293,642	239,239	709,440	633,136

Gross profit	149,732	128,802	372,076	341,394

Selling, general and administrative expenses	111,854	100,121	317,227	301,892

Income before interest and taxes	37,878	28,681	54,849	39,502

Interest expense, net	6,521	5,686	16,883	17,867

Income before taxes	31,357	22,995	37,966	21,635

Income tax expense	11,917	7,702	14,428	7,394

Net income	$ 19,440	$ 15,293	$ 23,538	$ 14,241

Basic and diluted net income per share	$ 0.71	$ 0.56	$ 0.86	$ 0.52

Dividends declared per common share	$ 0.0375	$ 0.0375	$ 0.1125	$ 0.15

Note: The Company declared its fourth dividend of the current year for $0.0375 per common share on November 1, 2000 which falls into the fourth quarter.

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Thirty-Nine Weeks Ended
	October 29,	October 31,
	2000	1999

OPERATING ACTIVITIES:
Net income	$ 23,538	$ 14,241
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	14,588	14,521
Equity income	(720)	(810)
Deferred income taxes	4,055	6,946

Changes in operating assets and liabilities:
Receivables	(98,761)	(31,000)
Inventories	(28,244)	22,918
Accounts payable and accrued expenses	25,268	(3,877)
Acquisition of inventory associated with John Henry and
Manhattan license agreement		(17,212)
Other-net	5,035	1,834
Net Cash Provided (Used) By Operating Activities	(55,241)	7,561

INVESTING ACTIVITIES:
Acquisition of net assets associated with Arrow and Kenneth Cole
license agreements	(56,765)
Sale of Gant trademark, net of related costs		67,000
Property, plant and equipment acquired	(17,655)	(20,165)
Net Cash Provided (Used) By Investing Activities	(74,420)	46,835

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	50,290	41,600
Payments on revolving line of credit	(10,290)	(61,600)
Exercise of stock options	65	16
Cash dividends	(3,070)	(4,093)
Net Cash Provided (Used) By Financing Activities	36,995	(24,077)

Increase (Decrease) In Cash	(92,666)	30,319

Cash at beginning of period	94,821	10,957

Cash at end of period	$ 2,155	$ 41,276

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report to Stockholders for the year ended January 30, 2000.

The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirty-nine weeks ended October 29, 2000 and October 31, 1999 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirty-nine weeks ended October 31, 1999 to present that information on a basis consistent with the thirty-nine weeks ended October 29, 2000.

INVENTORIES

Inventories are summarized as follows:
	October 29,	January 30,
	2000	2000

Raw materials	$ 11,278	$ 14,485
Work in process	16,740	11,995
Finished goods	263,087	196,496

Total	$291,105	$222,976

Inventories are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first-out method (FIFO). Inventories would have been approximately $5,600 higher than reported at October 29, 2000 and January 30, 2000, if the FIFO method of inventory accounting had been used for all apparel.

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

EARNINGS PER SHARE

The Company computed its basic and diluted earnings per share by dividing net income by:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/29/00	10/31/99	10/29/00	10/31/99

Weighted Average Common Shares
Outstanding for Basic
Income Per Share	27,293,580	27,288,927	27,291,539	27,288,299

Impact of Dilutive Employee Stock Options	88,924	18,156	35,416	16,673

Total Shares for Diluted
Income Per Share	27,382,504	27,307,083	27,326,955	27,304,972

ACQUISITION OF NET ASSETS ASSOCIATED WITH ARROW AND KENNETH COLE LICENSES

On July 24, 2000, the Company acquired the license to market dress shirts and sportswear under the Arrow brand and the license to market dress shirts under the Kenneth Cole brand. These transactions are accounted for as an acquisition using the purchase method of accounting. In connection with these transactions, the Company acquired $56,765 of net assets (principally inventory) including $13,932 of goodwill. The goodwill is being amortized over 17 years, which is the expected life of the license agreements.

If the acquisition had occurred on the first day of fiscal 2000 instead of on July 24, 2000, the Company's proforma consolidated results of operations for the thirty-nine weeks ended October 29, 2000 would have been:

Net sales	$1,160,496
Net income	22,753
Basic and diluted net income per share	0.83

Due to operational efficiencies and other cost savings the Company expects to achieve, the Company believes that the proforma consolidated results of operations for the thirty-nine weeks ended October 29, 2000 are not indicative of the results that would have been achieved if the acquisition had occurred on the first day of fiscal 2000.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after June 15, 2000. Adopting this statement is not expected to materially impact the Company's financial statements.

SEGMENT DATA

The Company manages and analyzes its operating results by its two business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its apparel divisions into the Apparel segment. This segment derives revenues from marketing dresswear, sportswear and accessories, principally under the brand names Van Heusen, Izod, Geoffrey Beene, John Henry, Manhattan, DKNY, FUBU, Regis by the Van Heusen Company, Arrow and Kenneth Cole. The Company's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual footwear, apparel and accessories under the Bass brand name. Sales for both segments occur principally in the United States.

	Segment Data
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/29/00	10/31/99	10/29/00	10/31/99

Net sales-apparel	$340,057	$262,568	$ 792,153	$677,291

Net sales-footwear and related products	103,317	105,473	289,363	297,239

Total net sales	$443,374	$368,041	$1,081,516	$974,530

Operating income-apparel	$ 35,956	$ 26,807	$ 52,278	$ 40,177

Operating income-footwear
and related products	7,013	8,189	15,739	16,792

Total operating income	42,969	34,996	68,017	56,969

Corporate expenses	5,091	6,315	13,168	17,467

Income before interest and taxes	$ 37,878	$ 28,681	$ 54,849	$ 39,502

Corporate expenses for the thirteen and thirty-nine weeks ended October 31, 1999 include Year 2000 computer conversion costs of $1,995 and $6,155, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Thirteen Weeks Ended October 29, 2000 Compared With Thirteen Weeks Ended October 31, 1999

APPAREL SEGMENT

Net sales of the Company's apparel segment in the third quarter were $340.1 million in 2000 compared with $262.6 million last year, a 29.5% increase. Included in the third quarter of 1999 were $20.8 million of sales related to the Gant and Izod Club businesses, which were disposed of in 1999. Excluding sales of Gant and Izod Club, apparel sales increased 40.7% over the prior year. This increase was due to strong sales of the Company's existing sportswear and dress shirt brands coupled with the additional volume resulting from the acquisition of the Kenneth Cole dress shirt and Arrow dress shirt and sportswear licenses in July 2000.

Gross profit on apparel sales was 32.2% in the third quarter compared with 33.2% last year. This decrease was expected and was due principally to the Company's wholesale business growing more rapidly than its retail business (historically, the Company's wholesale business has lower gross margins than its retail business), combined with the impact of lower gross margins on Arrow dress shirts and sportswear which the Company began marketing in July 2000.

Selling, general and administrative expenses as a percentage of apparel sales were 21.7% in the third quarter compared with 23.0% last year. The improvement resulted principally from the Company's wholesale business, which has a lower expense percentage, growing more rapidly than the Company's retail business, which has a higher expense percentage.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the third quarter were $103.3 million in 2000 compared with $105.5 million last year. This decrease was due principally to weak consumer demand for footwear.

Gross profit on footwear and related products sales was 38.6% in the third quarter of 2000 compared with 39.3% last year. This decrease was due principally to weak consumer demand for footwear resulting in increased promotional selling, offset, in part, by the closing of manufacturing operations in 1999 which lowered product costs.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the third quarter were 31.9% in 2000 compared with 31.6% in 1999. This percentage increase resulted principally from the sales decrease, as actual expenses decreased from the prior year.

INTEREST EXPENSE

Interest expense in the third quarter was $6.5 million in 2000 compared with $5.7 million last year. This increase was due principally to the interest expense on the borrowings used to fund the acquisition of the Arrow and Kenneth Cole licenses and related net assets.

INCOME TAXES

Income taxes were estimated at a rate of 38.0% for the current year compared with the 1999 full year rate of 34.8%. The increased rate in the current year results principally from closing the Company's Bass manufacturing operations in Puerto Rico in the third quarter of 1999, resulting in a higher percentage of pre-tax income being subject to U.S. tax.

CORPORATE EXPENSES

Corporate expenses in the third quarter were $5.1 million in 2000 compared with $6.3 million in 1999. This decrease relates principally to the absence of Year 2000 computer conversion costs.

Thirty-Nine Weeks Ended October 29, 2000 Compared With Thirty-Nine Weeks Ended October 31, 1999

APPAREL SEGMENT

Net sales of the Company's apparel segment in the first nine months were $792.2 million in 2000, an increase of 17.0% from the prior year's $677.3 million. Included in the first nine months of 1999 were $77.8 million of sales related to the Gant and Izod Club businesses, which were disposed of in 1999. Excluding sales of Gant and Izod Club, apparel sales increased 32.1% over the prior year. This increase was due to strong sales of the Company's existing sportswear and dress shirt brands coupled with the additional volume resulting from the acquisition of the Kenneth Cole dress shirt and Arrow dress shirt and sportswear licenses in July 2000.

Gross profit on apparel sales was 32.8% in the first nine months of 2000 compared with 33.4% last year. This decrease was expected and was due principally to the Company's wholesale business growing more rapidly than its retail business (historically, the Company's wholesale business has lower gross margins than its retail business), combined with the impact of lower gross margins on Arrow dress shirts and sportswear which the Company began marketing in July 2000, as well as lower gross margins in the current year's first quarter from sales of John Henry and Manhattan brand dress shirts, which the Company began marketing in last year's second quarter.

Selling, general and administrative expenses as a percentage of apparel sales in the first nine months were 26.2% in 2000 compared with 27.4% in 1999. The improvement resulted principally from the Company's wholesale business, which has a lower expense percentage, growing more rapidly than the Company's retail business, which has a higher expense percentage.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the first nine months were $289.4 million in 2000 compared with $297.2 million last year. This decrease was due to weak consumer demand for footwear in the second and third quarters of this year.

Gross profit on footwear and related products sales was 38.7% in the first nine months of 2000 compared with 38.5% last year. This increase was due principally to the closing of manufacturing operations in 1999 which lowered product costs, offset, in part, by increased promotional selling in the current year's third quarter due to weak consumer demand for footwear.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first nine months were 33.3% in 2000 compared with 32.9% in 1999. This percentage increase resulted principally from the sales decrease, as actual expenses decreased from the prior year.

INTEREST EXPENSE

Interest expense in the first nine months was $16.9 million in 2000 compared with $17.9 million last year. This decrease was due principally to the cash generated in 1999 associated with the liquidation of the Gant and Izod Club businesses, offset, in part, by the interest expense on the borrowings used to fund the acquisition of the Arrow and Kenneth Cole licenses and related net assets.

INCOME TAXES

Income taxes were estimated at a rate of 38.0% for the current year compared with the 1999 full year rate of 34.8%. The increased rate in the current year results principally from closing the Company's Bass manufacturing operations in Puerto Rico in the third quarter of 1999, resulting in a higher percentage of pre-tax income being subject to U.S. tax.

CORPORATE EXPENSES

Corporate expenses in the first nine months were $13.2 million in 2000 compared with $17.5 million in 1999. This decrease relates principally to the absence of Year 2000 computer conversion costs.

SEASONALITY

The Company's business is seasonal, with higher sales and income during the second half of the year, which coincides with the Company's two peak retail selling seasons: the first running from the start of the back to school and Fall selling seasons beginning in August and continuing through September; the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

Also contributing to the strength of the second half is the high volume of Fall shipments to wholesale customers. A slower Spring selling season at wholesale combines with retail seasonality to make the first quarter weaker than the other quarters.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business typically requires the use of cash to fund a build-up in the Company's inventory in the first half of each fiscal year. During the second half, the Company's higher level of sales tends to reduce its inventory and generate cash from operations.

Net cash used by operations in the first nine months was $55.2 million in 2000 compared with net cash provided by operations of $7.6 million in the prior year. The increase in cash used by operations was due principally to increased inventories associated with the apparel segment's planned sales increases in the fourth quarter of this year as well as receivables associated with the apparel segment's sales increases in the third quarter of this year.

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

OUTLOOK

The Company is comfortable with a fourth quarter net income per share estimate in the range of $0.21 to $0.23 per share, which would result in a full year net income per share range of $1.07 to $1.09. The full year net income per share estimate range represents more than a 70% increase over 1999 net income per share of $0.62. In fiscal 2001, the Company is comfortable with estimated revenue growth of 4% to 6% and net income per share growth of 15% to 17% over fiscal 2000. Due to the acquisition of the Arrow and Kenneth Cole licenses in July 2000, the Company expects year over year revenue and income growth will be more heavily weighted to the first half of fiscal 2001.

The foregoing statements are forward-looking and there can be no assurance that the Company's actual results will not differ. Factors that could affect the accuracy of these forward-looking statements include, without limitation, the following: (i) changes in the Company's plans, strategies, objectives, expectations and intentions, such as the acquisition of new businesses or the sale or discontinuance of existing businesses; (ii) changes in the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the extent of discounts and promotional pricing in which the Company is required to engage, all of which can be affected by weather conditions, changes in the economy, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; and (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and political and labor instability in the countries where the Company's products are or are planned to be produced.

* * *

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this Form 10-Q report including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the extent of discounts and promotional pricing in which the Company is required to engage, all of which can be affected by weather conditions, changes in the economy, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and political and labor instability in the countries where the Company's products are or are planned to be produced; and (v) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

The Company does not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenues or earnings, whether as a result of the receipt of new information, future events or otherwise.

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

4.13

Amendment No. 3, dated as of August 23, 2000, to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party thereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.13 to the Company's report on Form 10-Q for the period ended July 30, 2000).

	15.	Acknowledgement of Independent Accountants

	27.	Financial Data Schedule

(b)	Reports on Form 8-K filed during the quarter ended October 29, 2000:

Report on Form 8-K, dated as of July 24, 2000, as amended, describing the acquisition of the license to market dress shirts and sportswear under the Arrow brand and the license to market dress shirts under the Kenneth Cole brand and including certain financial statements and pro forma financial information relating thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

December 5, 2000

/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller