Form 10-K
period 2001-02-04
PHILLIPS VAN HEUSEN CORP /DE/
filed 2001-04-26
CIK 78239

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

____________________

FORM 10-K

____________________

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934
For the fiscal year ended February 4, 2001	Commission file number: 1-724

PHILLIPS-VAN HEUSEN CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-1166910
(State of incorporation)	(IRS Employer
Identification No.)

200 Madison Avenue

New York, New York 10016

(Address of principal executive offices)

212-381-3500

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

___________________

Securities registered pursuant to Section 12(g) of the Act:

NONE

__________________

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least 90 days.

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock of registrant held by nonaffiliates of the registrant as of April 2, 2001 was approximately

$407,296,000.

Number of shares of Common Stock outstanding as of April 2, 2001:

27,484,549.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Location in Form 10-K
in which incorporated
Registrant's Proxy Statement
for the Annual Meeting of	Part III
Stockholders to be held on June 14, 2001

* * *

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this Form 10-K report including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the extent of discounts and promotional pricing in which the Company is required to engage, all of which can be affected by weather conditions, changes in the economy, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand, and leather, the supply of which is threatened by the outbreak of foot and mouth disease impacting European and South American cattle), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and political and labor instability in the countries where the Company's products are or are planned to be produced; and (v) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

The Company does not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenues or earnings, whether as a result of the receipt of new information, future events or otherwise.

PART I

Item 1. Business

Unless the context otherwise requires, the term "Company" means Phillips-Van Heusen Corporation ("PVH") and its subsidiaries ("Subsidiaries"). The Company's fiscal year is based on the 52-53 week period ending on the Sunday closest to February 1, and is designated by the calendar year in which the fiscal year commences. The Company derives market share data information used herein from various industry sources.

Overview

The Company is a leading marketer of men's, women's and children's apparel and footwear. Its roster of brands includes Van Heusen® , (dress shirts and sportswear), G.H. Bass & Co.® (men's, women's and children's footwear), Geoffrey Beene® (dress shirts and sportswear), Izod® (sportswear), DKNY® (dress shirts), Arrow® (dress shirts and sportswear), Kenneth Cole New York® (dress shirts), Reaction by Kenneth Cole® (dress shirts), FUBU® (dress shirts), Regis™ by The Van Heusen Company (dress shirts) and John Henry® (dress shirts).

The Company is brand focused, managing the design, sourcing and manufacturing of substantially all of its products on a brand by brand basis. The Company's products include dress, sport and knit shirts, casual shoes and, to a lesser extent, sweaters, neckwear, furnishings, bottoms, outerwear and leather and canvas accessories. Approximately 27% of the Company's net sales in fiscal 2000 were derived from sales of dress shirts, 27% from sales of footwear and related products and 46% from sales of other apparel goods, primarily branded sportswear. The Company markets its products at the wholesale level through national and regional department store chains and also directly to consumers through its own retail stores, generally located in factory outlet retail malls. The Company also presently markets Bass, Izod and special order Van Heusen products through the Internet on a limited basis. The Company believes that marketing through the wholesale channel is where the Company is able to build brand equity and is its core business, and it views its retail business as a complement to its strong branded positions in the wholesale market.

The Company owns the Van Heusen, Bass and Izod brand trademarks. The Geoffrey Beene brand is licensed for dress shirts and men's and women's sportswear under agreements with Geoffrey Beene, Inc.; the Arrow brand is licensed for men's and boys' dress shirts and sportswear under an agreement with Cluett American Corp.; the DKNY brand is licensed for dress shirts under an agreement with Donna Karan Studio; the John Henry brand is licensed for dress shirts under an agreement with Perry Ellis International; the FUBU brand is licensed for dress shirts and neckwear under an agreement with GTFM, LLC; the Kenneth Cole brands are licensed for dress shirts under an agreement with K.C.P.L., Inc; and Regis by The Van Heusen Company brand is licensed for dress shirts under an agreement with Philbin Enterprises.

The Company's principal brands enjoy national recognition in their respective sectors of the market. In the United States, Van Heusen is the best-selling dress shirt brand and one of the best-selling men's woven sport shirt brands, and Geoffrey Beene is the best-selling designer dress shirt brand. The Company believes that it is the largest supplier of dress shirts, including its branded, designer and private label offerings, in the United States. Izod is one of the best-selling men's sweater brands and one of the best-selling men's basic knit shirts in the United States. Bass is a leading brand of men's, women's and children's casual shoes at the moderate price range in the United States. In addition, the Izod Club® brand, which the Company owns and licenses to Oxford Industries, is a leading golf apparel brand in pro shops and resorts.

The Company markets its brands at different price points to various segments of the market, which spreads its appeal to multiple demographic sectors and a broad spectrum of consumers. This diversity of the Company's brands is intended to minimize competition among the brands and minimize reliance on any one sector. The Company's products are designed to appeal to relatively stable demographic sectors and generally are not reliant on rapidly changing fashion trends.

Consistent with its strategy of developing its brands, the Company has focused on the wholesale sector -- primarily department stores -- as the key source of distribution for its products. The Company believes that the wholesale channel generally, and department stores specifically, provide the best means of promoting a fully conceptualized image for each of its brands and of securing broad awareness of its products and image. The Company's wholesale customers for its products include May Co., Federated, JC Penney, Belk's, Kohl's, Dillard's and Saks, Inc.

While focused on the wholesale sector, the Company also sells its products directly to consumers in Company-owned stores located primarily in factory outlet retail malls. At the end of fiscal 2000, the Company operated 672 stores. The stores are operated in four brand formats -- Van Heusen, Bass, Izod and Geoffrey Beene. Van Heusen and Bass, followed by Izod, are in the broadest range of malls. Geoffrey Beene stores are located in malls in geographic areas where that brand has greater name recognition. The Company believes its retail presence is an important complement to its strong branded positions in the wholesale market, facilitating product experimentation, the gathering of market intelligence and effective inventory control.

The Company was incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881, and, with respect to G.H. Bass & Co., a business begun in 1876. The Company's principal executive offices are located at 200 Madison Avenue, New York, New York 10016; its telephone number is (212) 381-3500.

Business

The Company's business is divided into two segments - (i) Apparel and (ii) Footwear and Related Products. The Apparel segment is operated in two groups - Dress Shirts and Sportswear.

Apparel

Dress Shirts

The Company's dress shirts currently are marketed principally under the Van Heusen, Geoffrey Beene, DKNY, John Henry, FUBU, Arrow, Kenneth Cole New York, Reaction by Kenneth Cole and Regis by The Van Heusen Company brands. The Van Heusen and Geoffrey Beene brands are the leaders in men's dress shirts in their respective categories, with a combined 2000 unit share in the key United States department store sector of 33%. In addition, the Company markets its dress shirts under the Etienne Aigner® brand and through private label programs.

Van Heusen brand dress shirts have provided a strong foundation for the Company for most of its history and now constitute the best-selling dress shirt brand in the United States. The Van Heusen dress shirt is marketed at wholesale in the moderate price range to department stores and specialty stores nationwide, including Federated, May Co., JC Penney, Saks, Inc., Belk's and Mervyns.

The Company markets Geoffrey Beene brand men's dress shirts under a license agreement with that designer, which expires in 2003 and which may be extended, at the Company's option (subject to the satisfaction of certain criteria), through 2013. Geoffrey Beene dress shirts are the best-selling designer dress shirts in the United States. Geoffrey Beene dress shirts are sold in the upper moderate price range to department stores and specialty stores nationwide, including Federated, Dayton's, May Co. and Saks, Inc.

The Company markets DKNY brand dress shirts under a license agreement that expires in 2002 and which may be extended, at the Company's option (subject to the satisfaction of certain criteria), through 2007. DKNY brand dress shirts are sold in the better price range to department stores and specialty stores nationwide, including Federated, May Co. and Saks, Inc. DKNY dress shirts are targeted to younger and more contemporary customers. Arrow brand dress shirts are marketed under a license agreement that expires in 2007 and which may be extended, at the Company's option, through 2017. They are sold in the moderate price range to department stores and specialty stores, including Kohl's, Sears and Mervyns. The two Kenneth Cole brands of dress shirts, Kenneth Cole New York and Kenneth Cole Reaction, are marketed under a license agreement that expires in 2005. These shirts are sold in the better price range to department stores and specialty stores, including Federated, Dillard's and Dayton's. John Henry brand dress shirts are marketed under a license agreement that expires in 2002 and which may be extended at the Company's option (subject to the satisfaction of certain criteria) through 2014. They are sold in the moderate price range, primarily to Sears. FUBU brand dress shirts are marketed under a license agreement that expires in 2003 and which may be extended at the Company's option (subject to the satisfaction of certain criteria), through 2009. FUBU brand dress shirts are sold in the better price range to department stores, including Federated and JC Penney. Regis by The Van Heusen Company brand dress shirts are marketed under a license agreement that expires in 2002 and which may be extended, at the Company's option, through 2011. These shirts are sold in the better price range to department stores and specialty stores, including Federated and JC Penney.

Private label programs offer the retailer the ability to create its own line of exclusive merchandise and give the retailer control over distribution of the product. These programs present an opportunity for the Company to leverage its strong design and sourcing expertise. The Company's customers work with the Company's designers to develop shirts in the styles, sizes and cuts which the customers desire to sell in their stores with their particular store names or private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy product exclusivity. Private label products, however, generally do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same breadth of services and in-store sales and promotional support as branded manufacturers. The Company markets private label dress shirts to major national retail chains and department stores, including JC Penney, Sears, May Co. and Federated. The Company believes it is one of the largest marketers of private label dress shirts in the United States.

Sportswear

The Company's sportswear products are marketed principally under the Van Heusen, Izod, Geoffrey Beene and Arrow brands.

Van Heusen is one of the best-selling men's woven sport shirt brands in the United States. Van Heusen sportswear also includes knit sport shirts and sweaters. Like Van Heusen branded dress shirts, Van Heusen branded sport shirts and sweaters are marketed at wholesale in the moderate price range to department stores and specialty stores nationwide, including JC Penney, Mervyns, May Co., Belk's and Federated. The Company believes that the success of Van Heusen dress shirts in department stores where it is part of the stores' classification offerings supports its presence in the department stores' sportswear classification offerings and presents a significant opportunity for further development.

The product mix targeted for the Company's Van Heusen stores is intended to satisfy the key apparel needs of men from dress furnishings to sportswear and of women for sportswear. Van Heusen stores' merchandising strategy is focused on achieving a classic and/or updated traditional look at principally moderate price points. Target customers represent the broadest spectrum of the American consumer.

Izod occupies a major presence in department stores as a main floor lifestyle classification sportswear brand for all seasons. Izod branded apparel products consist of active inspired men's and women's sportswear, including sweaters, knitwear, slacks, fleecewear and microfiber jackets. Izod men's sweaters and basic knit shirts are among the best-selling products in their categories in the United States. Izod products are marketed in the moderate to upper moderate price range in department stores, including May Co., Federated, JC Penney, Saks, Inc. and Belk's.

The Company's Izod stores offer men's and women's active sportswear. The product assortments cater to an active lifestyle that revolves around the game of golf. In addition, the Company's Izod stores market easy care sportswear for travel, resort inspired casual sportswear and outerwear. All products are marketed in the moderate to upper moderate price category.

Geoffrey Beene brand sportswear is marketed at wholesale under the same license agreement as Geoffrey Beene dress shirts. Products are marketed in the upper moderate price range in department and specialty stores, including Federated and Daytons, and include men's sport shirts and knit tops.

The Company's Geoffrey Beene stores offer men's and women's apparel and accessories. Men's apparel is comprised of dress shirts and furnishings, as well as casual and dress casual sportswear. The women's product mix is also a combination of casual and dress casual sportswear. The merchandising strategy is focused on an upscale, fashion forward consumer who is prepared to purchase apparel in the upper moderate price range. The Company offers Geoffrey Beene products in its stores under a license agreement which expires in 2002 and is renewable, at the Company's option (subject to the satisfaction of certain criteria), through 2011.

Arrow brand sportswear is marketed at wholesale under the same license agreement as Arrow dress shirts. Products are marketed in the moderate price range to department stores and specialty stores nationwide, including Kohl's and Mervyns. Arrow brand apparel products that the Company markets consist of men's knit and woven tops and sweaters.

The Company's extensive resources in both product development and sourcing have permitted it to successfully market private label sport shirts to major retailers, including Wal-Mart, Target and Sears. The Company also markets private label sport shirts to companies in service industries, including major airlines and food chains. The Company believes it is one of the largest marketers of private label sport shirts in the United States.

Footwear and Related Products

The Company markets a broad range of updated casual and dress casual shoes and related products for men, women and children under the Bass brand. The brand has a long history of highly recognizable and innovative products. Bass is a leading brand of men's, women's and children's casual shoes in the moderate price range in the United States.

With the continued trend to a more casual workplace, and the recent trend towards traditional and classic footwear, the Company believes Bass is well-positioned to deliver appropriate fashion products that convey G.H. Bass & Co.'s 125 year heritage of creating quality casual and dress casual footwear.

Bass' traditional wholesale customers are department stores and specialty shoe stores throughout the United States, including Federated, May Co., Dillard's, Belk's and Saks, Inc. The Company also markets its Bass footwear internationally to retailers in Europe, Canada, South America, the Middle East, Africa and Asia.

The Company's Bass stores typically carry a modified assortment of Bass footwear from its wholesale line, as well as styles not available in the wholesale line in the moderate price range. The stores also carry apparel and accessories for men, women and children and other complementary products.

Competition

The apparel industry is highly competitive due to its fashion orientation, its mixture of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Some of the larger branded apparel competitors include Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Perry Ellis, Chaps and Natural Issue. In addition, the Company faces significant competition from retailers, including its own customers, through their private label programs.

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

Merchandise Design and Product Procurement

The Company employs separate teams of designers, product line builders and merchandise product development groups for each of its brands, creating a structure that focuses on the brand's special qualities and identity. These designers, product line builders and product developers consider consumer taste, fashion trends and the economic environment when creating a product plan for a particular season for their brand. The Company also employs sourcing specialists for each brand who focus on the manufacturing and sourcing needs of the particular brand. In addition, the Company operates a worldwide network of foreign offices and buying agents for purposes of providing technical support and quality control to those sourcing specialists. The merchandise manufactured by the Company, as well as the vast majority of its sourced products, are planned, designed and sourced through the efforts of its various merchandise/product development and sourcing groups.

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

A portion of the Company's dress shirts is manufactured in the Company's domestic apparel manufacturing facility in Alabama as well as Company- owned facilities in Costa Rica and Honduras. However, most of the Company's dress shirts and all of its sportswear are sourced and manufactured to the Company's specifications by independent manufacturers in the Far East, Middle East, Caribbean and the Asian Subcontinent who meet its quality, cost and human rights requirements. Footwear is sourced and manufactured to the Company's specifications by independent manufacturers which meet the Company's quality, cost and human rights requirements, principally located in Italy, the Far East and Brazil.

The Company's foreign offices, located principally in Hong Kong, China, Taiwan, the Philippines, Central America, Mexico and the Asian Subcontinent enable the Company to monitor the quality of the goods manufactured by, and the delivery performance of, its suppliers. The Company continually seeks additional suppliers throughout the world for its sourcing needs and places its orders in a manner designed to limit the risk that a disruption of production at any one facility could cause a serious inventory problem. The Company has not experienced significant production delays or difficulties in importing goods. The Company's purchases from its suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. No single supplier is critical to the Company's production needs, and the

Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement production capacity.

The Company purchases raw materials, including fabric, buttons, thread, labels, yarn, piece goods and leather, from domestic and foreign sources based on quality, pricing and availability (including quotas and duties). The Company believes it is one of the largest procurers of shirting fabric worldwide and purchases the majority of its shirting fabric from overseas manufacturers. The Company monitors factors affecting textile production and imports and remains flexible in order to exploit advantages in obtaining materials from different suppliers and different geographic regions. No single supplier of raw materials is critical to the Company's production needs and the Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement raw materials.

Leather hide prices have increased in 2001 due to a potential reduction in supply caused by the foot and mouth disease impacting European and South American cattle. The Company has secured its leather costs through the third quarter of 2001. The Company does not believe that its financial performance for 2001 would be materially adversely effected by increased leather hide prices or a material decrease in leather hide supplies, although there can be no assurances that this will be the case. The foregoing is a forward-looking statement and the Company cannot predict the degree to which supplies or prices of leather hide will be affected by the spread of the disease.

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

Trademarks

The Company has the exclusive worldwide right to use the Van Heusen, G.H. Bass & Co. and Izod names. In addition, the Company owns the Izod Club name. The Company has registered or applied for registration of these and numerous other trademarks for use on a variety of items of apparel and footwear and related products and owns many foreign trademark registrations. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

Licensing

The Company has multiple and varied licensing agreements under which it licenses the use of its brand names. The Company licenses the Van Heusen name for dress shirts and sportswear throughout the world, excluding the United

States. The Company also licenses the use of the Van Heusen name around the world for various products, including boy's apparel, pants, sleepwear, eyewear, neckwear, belts, hosiery, outerwear, suits, men's jewelry, small leather goods and 'big and tall' sportswear. The Company licenses the use of the Izod name for boy's sportswear, 'big and tall' sportswear, men's and women's hosiery, eyewear and sleepwear in the United States, and for men's and women's sportswear in Canada. The Company licenses the use of the Izod Club name for men's and women's golf apparel in the United States and Europe, and the G.H. Bass & Co. name for eyewear in the United States. In addition, the Company sublicenses the FUBU and Regis by The Van Heusen Company names for neckwear and the Arrow name for boyswear.

The Company plans to continue expanding its worldwide marketing efforts, utilizing licensing and other strategic partnerships for all its brands. A substantial portion of sales by its domestic licensing partners are made to the Company's largest customers. While the Company has significant control over its licensing partners' products and advertising, it relies on its licensing partners for, among other things, operational and financial control over their businesses. Although the Company believes in most circumstances it could replace existing licensing partners if necessary, its inability to do so for any period of time could adversely affect the Company's revenues both directly from reduced licensing revenue received and indirectly from reduced sales of the Company's other products. To the extent the equity and awareness of each of the Company's brands grows, the Company expects to gain even greater opportunities to build on its licensing efforts.

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

Employees

As of February 4, 2001, the Company employed approximately 6,600 persons on a full-time basis and approximately 3,600 persons on a part-time basis. Approximately 4% of the Company's 10,200 employees are represented for the purpose of collective bargaining by four different unions. Additional persons, some represented by these four unions, are employed from time to time based upon the Company's manufacturing schedules and retailing seasonal needs. The Company believes that its relations with its employees are satisfactory.

Item 2. Properties

The Company maintains its principal executive offices at 200 Madison Avenue, New York, New York, occupying approximately 138,000 square feet under a lease which expires on May 31, 2014. The Company also maintains administrative offices in Bridgewater, New Jersey, where the Company occupies a building of approximately 153,000 square feet under a lease which expires on July 30, 2007 and in South Portland, Maine, where the Company occupies a building of approximately 99,000 square feet under a lease which expires on October 1, 2008. The following tables summarize the manufacturing facilities, warehouses, administrative offices and retail stores of the Company:
Apparel

	Square Feet of
	Floor Space (000's)

	Owned	Leased	Total

Manufacturing Facilities	57	144	201
Warehouses and Distribution Centers	1,599	524	2,123
Administrative	16	338	354
Retail Stores	0	1,695	1,695

	1,672	2,701	4,373

Footwear and Related Products

	Owned	Leased	Total

Warehouses and Distribution Centers	347	0	347
Administrative	20	101	121
Retail Stores	0	1,455	1,455

	367	1,556	1,923

Information with respect to minimum annual rental commitments under leases in which the Company is a lessee is included in the note entitled "Leases" in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

The Company is a party to certain litigation which, in management's judgment based in part on the opinion of legal counsel, will not have a material adverse effect on the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

Certain information with respect to the market for the Company's common stock, which is listed on the New York Stock Exchange, and related security holder matters appear under the heading "Selected Quarterly Financial Data" on page F-19 and under the heading "Ten Year Financial Summary" on pages F-21 and F-22. As of April 2, 2001, there were 1,216 stockholders of record of the Company's common stock.

Item 6. Selected Financial Data

Selected Financial Data appears under the heading "Ten Year Financial Summary" on pages F-21 and F-22.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations

During 2000, the Company continued to execute its strategic plan - the marketing of nationally known brands through multiple channels of distribution - and, as a result, generated significantly improved financial performance measured by sales growth, earnings growth and return on equity, which ultimately increased total shareholder value.

In the Apparel segment, the Company enhanced its position in both the dress shirt and sportswear arenas through the licensing of the Arrow and Kenneth Cole brands in July. The addition of these brands allows the Company to further leverage its strength and expertise in these categories and, at the same time, broaden its distribution in the department store and national chain store channels. Further, effective February 2, 2001, the Company purchased the Van Heusen trademark for Europe and Asia, thereby uniting the brand under one management for the first time. This now provides the framework for the Company to expand the global franchise of the Van Heusen brand.

It was a stellar year for the Apparel segment. This segment recorded a 35% increase in operating income versus the prior year, with each division contributing to that increase. Market share gains were experienced by both dress shirts and sport shirts as strong performances by Izod, Van Heusen, Geoffrey Beene and DKNY were augmented, in the second half of the year, by the addition of Arrow and Kenneth Cole.

While sales growth in the Footwear segment was relatively flat, the benefits of the sourcing realignment and closure, in 1999, of owned manufacturing facilities drove gross margin improvement of 120 basis points in the current year. Overall operating margin, however, was down slightly, as expenses rose as a percent of sales in the absence of sales growth. After a difficult first nine months, the performance of both Bass footwear and apparel improved and fourth quarter sales and profitability were up compared with the prior year. The Bass brand continued to retain its leadership position in the men's dress casual segment of the footwear market and was once again the number one men's dress casual brand in department stores.

The Company continued to generate positive cash flow sufficient to fund its operating and fixed capital needs. The total combined cash outflow of approximately $75 million related to the acquisition of the Arrow and Kenneth Cole licenses, as well as the acquisition of the Van Heusen trademark for Europe and Asia. This net cash outflow was funded by the use of invested cash.

As the Company looks forward to 2001 and beyond, the Company is comfortable that its strategy is working and is pleased with its progress and the positive financial results achieved this past year. The Company believes that the positioning of each of its brands within respective channels of distribution and the ability to leverage the Company's infrastructure to service each of its customer bases will continue to drive the Company's future performance. The foregoing are forward-looking statements and there can be no assurances that the Company's strategy will result in performance equaling or exceeding the Company's fiscal 2000 performance. Factors which could affect such performance include inventory problems, aggressive pricing strategies by the Company's competitors, including strategies to increase sales or in reaction to the weakening economy, and the need for the Company to engage in increased price promotion to address the weakening economy.

Results of Operations

The Company manages and analyzes its operating results by two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products.

Segmented Statements of Income
(In thousands)	2000	1999	1998

Net sales - Apparel - Ongoing Businesses	$1,071,029	$ 804,944	$ 773,215
Net sales - Apparel - Businesses Exited (1)		80,848	123,648
Net sales - Apparel	1,071,029	885,792	896,863

Net sales - Footwear and Related Products	384,519	385,698	406,222

Total net sales	$1,455,548	$1,271,490	$1,303,085

Operating income - Apparel	$ 74,935	$ 55,626	$ 50,302
Operating income - Footwear and Related Products	17,753	18,687	17,183
Total operating income	92,688	74,313	67,485
Corporate expenses	(22,151)	(26,003)	(24,000)
Income before interest and taxes	70,537	48,310	43,485

Interest expense, net	22,322	22,430	26,112

Income before taxes	48,215	25,880	17,373
Income tax expense	18,115	9,007	4,486
Income before extraordinary item	$ 30,100	$ 16,873	$ 12,887

(1) Includes the Company's Gant and Izod Club businesses which were exited in 1999.

Apparel

Net sales of the Apparel segment, excluding sales from exited businesses, increased 33% to $1,071.0 million in 2000 from $804.9 million in 1999, which was up 4% from $773.2 million in 1998. The increase in 2000 was due to the strong performance of the Company's existing sportswear and dress shirt brands coupled with the additional volume associated with the Arrow and Kenneth Cole licenses which were acquired in July 2000. Excluding the Arrow and Kenneth Cole businesses, sales increased 23% in 2000, driven by the strong performances of the Izod, Van Heusen, DKNY and Geoffrey Beene brands. Included in sales is the liquidation of about $15 million of excess inventories associated with the Arrow acquisition. In addition, 2000 was a 53 week year which resulted in approximately $16 million of additional sales. Neither of these items will recur next year.

Apparel gross margins improved at all levels in 2000. As planned, the Company's sales mix experienced a significant shift in 2000, as the wholesale businesses grew much faster than the retail businesses. Wholesale channel sales carry lower gross margins than the Company's retail sales and, given the change in sales mix, consolidated gross margin decreased to 32.8% in 2000 from 34.2% in 1999 compared with 33.3% in 1998. Actual gross margin rates for both the wholesale and retail businesses on an individual basis were up in 2000 and in 1999. The financial benefit associated with this channel shift is reflected on the expense side of the Apparel segment, where selling, general and administrative expenses as a percentage of sales declined 210 basis points to 25.8% from 27.9% in 1999, and as compared to 27.7% in 1998. The improvement in the expense ratio is directly attributable to the Company's ability to layer on significant wholesale apparel sales growth without a comparable increase in expenses.

Operating income of the Apparel segment increased 35% in 2000 to $74.9 million from $55.6 million in 1999, which was up 11% from $50.3 million in 1998. In 2000, all of the Company's divisions continued to experience operating income margin improvements, as the operating income margin of the Apparel segment improved to 7.0% in 2000 from 6.3% in 1999 and 5.6% in 1998. This trend is expected to continue into 2001, as the financial benefits associated with the Arrow and Kenneth Cole acquisitions are fully realized. The foregoing is a forward-looking statement and there can be no assurance this will be the case. Factors which could affect this statement include lower than expected sales or sell-through levels of these products due to merchandising decisions by the Company's wholesale customers, product designs and adverse economic and competitive factors.

Footwear and Related Products

Net sales of the Footwear and Related Products segment was relatively flat in 2000 at $384.5 million compared with $385.7 million in 1999, which decreased 5% from $406.2 million in 1998. Although sales declined slightly in 2000, Bass' fourth quarter sales increased 8% over the prior year due to strong retail sales and an additional week of sales which approximated $4 million. Sales in 1999 were lower than 1998, as 1998 sales were fueled by high levels of promotional and inventory clearance activity.

Gross margin continued to improve to 39.2% in 2000 from 38.0% in 1999, which was up almost 200 basis points from 36.1% in 1998. The improvement in gross margin is directly attributable to the closure of Bass' two manufacturing facilities in 1999, which has enabled the Company to more effectively source footwear product. Selling, general and administrative expenses as a percentage of sales increased to 34.6% in 2000 from 33.2% in 1999 and 31.9% in 1998. The increase was due to the absence of sales growth in 1999 and 2000, which resulted in the lack of expense leverage.

Corporate Expenses

Corporate expenses were $22.2 million in 2000, down from $26.0 million in 1999 and $24.0 million in 1998. The decreased expense level in 2000 is due to the absence of $8.5 million of Year 2000 computer conversion costs that were incurred in each of 1999 and 1998. Partially offsetting this decline is an increase in information technology and logistics spending to support the growth of the Company's businesses.

Interest Expense

Interest expense in 2000 was $22.3 million compared with $22.4 million in 1999, which was down from $26.1 million in 1998. Although interest expense was relatively flat in 2000, it does reflect the benefit of the positive cash flow from operations offset by the acquisition of $56.8 million of net assets associated with the Arrow and Kenneth Cole licenses at the end of the second quarter. The reduction in 1999 was the result of the receipt of the proceeds from the sale of the Gant trademark early in that year and tight working capital management throughout the year.

Income Taxes

The income tax expense rate was 37.6% in 2000 compared with 34.8% in 1999, which was up from 25.8% in 1998. The increases in 2000 and 1999 resulted principally from closing Bass' manufacturing operations in Puerto Rico in the third quarter of 1999, which resulted in a higher percentage of pre-tax income being subject to U.S. tax. The full year impact of this closing on the effective tax rate is reflected in 2000 while 1999 had only a partial year effect.

Liquidity and Capital Resources

Cash provided by operating activities was $35.4 million in 2000 compared with $74.0 million in 1999 and $26.0 million in 1998. The increase in 1999 was due to the benefit from the liquidation of working capital associated with the Company's exiting of its Gant and Izod Club businesses. The Company anticipates cash flow from operations to approximate $55 to $60 million in 2001, with the increase driven by improved earnings coupled with relatively flat working capital requirements. The foregoing is a forward-looking statement and may be affected by factors such as the acquisition or licensing of additional brands or the licensing or disposition of existing brands. No such transaction is currently anticipated.

Capital spending in 2000 was $31.9 million compared with $31.3 million in 1999 and $38.2 million in 1998. The higher level of capital spending in 1998 related to the consolidation of all New York office space into a single location. The Company anticipates capital spending in 2001 to approximate $32 to $34 million, which it expects to fund from operating cash flow. The foregoing is a forward-looking statement and may be affected by factors such as a decrease in the projected cash flow from operations.

Total debt as a percentage of total capital was 48.1% at the end of 2000 compared with 50.7% and 54.0% at the end of 1999 and 1998, respectively. The Company believes that its ability to generate positive cash flow, combined with its borrowing capacity under its revolving credit agreement, provides sufficient liquidity for potential investment opportunities that may arise. The foregoing is a forward-looking statement and may be affected by factors such as the size of any acquisition the Company may undertake. The Company does not currently have any understanding regarding any acquisition.

Market Risk

Financial instruments held by the Company include cash equivalents and long-term debt. Based on the amount of cash equivalents held by the Company at February 4, 2001 and the average net amount of cash equivalents which the Company anticipates holding during 2001, it believes that a change of 100 basis points in interest rates would not have a material effect on the Company's financial position. The long-term debt footnote to the Company's consolidated financial statements outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of the Company's fixed rate long-term debt.

Seasonality

The Company's business is seasonal, with higher sales and income in the second half of the year, which coincides with the Company's two peak retail selling seasons: the first running from the start of the back to school and Fall selling seasons beginning in August and continuing through September, and the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

Also contributing to the strength of the second half is the high volume of Fall shipments to wholesale customers which are generally more profitable than Spring shipments. A slower Spring selling season at wholesale combines with retail seasonality to make the first quarter weaker than the other quarters.

These trends should be somewhat less pronounced starting in 2001 due to the acquisition of the Arrow and Kenneth Cole licenses, as well as the growth of the Company's Spring sportswear businesses, particularly Izod. The foregoing is a forward-looking statement and may be affected by factors such as the performance of the Company's Arrow, Kenneth Cole and Spring sportswear businesses in the first half of the year.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The following table sets forth certain information concerning the Company's Executive Officers:
Name	Position	Age

Bruce J. Klatsky	Chairman and Chief Executive Officer;
	Director	52
Mark Weber	President and Chief Operating Officer;
	Director	52
Emanuel Chirico	Executive Vice President and
	Chief Financial Officer	43
Allen E. Sirkin	Vice Chairman, Dress Shirts	58
Michael J. Blitzer	Vice Chairman, Footwear	51
Francis K. Duane	Vice Chairman, Sportswear	44

Mr. Bruce J. Klatsky has been employed by the Company in various capacities over the last 29 years, and was President of the Company from 1987 to 1998. Mr. Klatsky has served as a director of the Company since 1985 and was named Chief Executive Officer in 1993 and Chairman of the Board of Directors in 1994.

Mr. Mark Weber has been employed by the Company in various capacities over the last 29 years, was named Vice Chairman of the Company in 1995 and was named President and Chief Operating Officer in 1998.

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

Mr. Francis K. Duane was named Vice Chairman of the Company in February, 2001 after serving as President of the Company's Izod division since May 1998. From June 1996 until May 1998, Mr. Duane was President, Worldwide Sales, of Guess Inc. and Executive Vice President of Nautica Enterprises from June 1989 until June 1996.

Additional information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2001.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to the Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2001.

Item 13. Certain Relationships and Related Transactions

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2001.

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

*10.1	1987 Stock Option Plan, including all amendments through April 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended May 4, 1997).

*10.2	Phillips-Van Heusen Corporation Special Severance Benefit Plan, as amended through April 27, 2000.

*10.3	Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 16, 1987).

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

*10.10	Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997, as amended through March 7, 2001.

*10.11

Phillips-Van Heusen Corporation Senior Management Bonus Program for fiscal year 1998 (incorporated by reference to Exhibit 10.15 to the Company's report on Form 10-Q for the period ended August 2, 1998).

*10.12

Phillips-Van Heusen Corporation Senior Management Bonus Program for fiscal year 1999 (incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-Q for the period ended August 1, 1999).

*10.13

Phillips-Van Heusen Corporation Long-Term Incentive Plans for the 21 month period ending February 4, 2001 and the 33 month period ending February 3, 2002 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000).

*10.14	Phillips-Van Heusen Corporation 2000 Stock Option Plan, effective as of April 27, 2000, as amended through March 7, 2001.

*10.15	Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, effective as of March 2, 2000, as amended through March 7, 2001.

*10.16

Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of January 31, 2000 (incorporated by reference to Exhibit 10.17 to the Company's report on Form 10-Q for the period ended July 30, 2000).

21.	Subsidiaries of the Company.

23.	Consent of Independent Auditors.

(b) Reports on Form 8-K filed during the fourth quarter of 2000:

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

Date: April 17, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

Bruce J. Klatsky	Chairman, Chief Executive	April 17, 2001
Bruce J. Klatsky	Officer and Director
(Principal Executive Officer)

Mark Weber	President, Chief Operating	April 23, 2001
Mark Weber	Officer and Director

Emanuel Chirico	Executive Vice President and	April 23, 2001
Emanuel Chirico	Chief Financial Officer

Vincent A. Russo	Vice President and Controller	April 23, 2001
Vincent A. Russo	(Principal Accounting Officer)

Edward H. Cohen	Director	April 23, 2001
Edward H. Cohen

Joseph B. Fuller	Director	April 16, 2001
Joseph B. Fuller

Joel H. Goldberg	Director	April 16, 2001
Joel H. Goldberg

Marc Grosman	Director	April 20, 2001
Marc Grosman

Dennis F. Hightower	Director	April 16, 2001
Dennis F. Hightower

Maria Elena Lagomasino	Director	April 16, 2001
Maria Elena Lagomasino

Harry N.S. Lee	Director	April 17, 2001
Harry N.S. Lee

Bruce Maggin	Director	April 23, 2001
Bruce Maggin

Peter J. Solomon	Director	April 23, 2001
Peter J. Solomon

FORM 10-K-ITEM 14(a)(1) and 14(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
14(a)(1)	The following consolidated financial statements and supplementary data are included in Item 8 of this report:
Consolidated Income Statements--Years Ended
February 4, 2001, January 30, 2000 and January 31, 1999	F-2

Consolidated Balance Sheets--February 4, 2001 and
January 30, 2000	F-3

Consolidated Statements of Cash Flows--Years Ended
February 4, 2001, January 30, 2000 and January 31, 1999	F-4

Consolidated Statements of Changes in Stockholders'
Equity--Years Ended February 4, 2001, January 30, 2000
and January 31, 1999	F-5

Notes to Consolidated Financial Statements	F-6

Selected Quarterly Financial Data	F-19

Report of Ernst & Young LLP, Independent Auditors	F-20

10 Year Financial Summary	F-21

14(a)(2)	The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-23

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)
	2000	1999	1998

Net sales	$1,455,548	$1,271,490	$1,303,085
Cost of goods sold	950,176	820,464	856,160

Gross profit	505,372	451,026	446,925
Selling, general and administrative expenses	434,835	402,716	403,440
Income before interest, taxes and
extraordinary item	70,537	48,310	43,485

Interest expense, net	22,322	22,430	26,112

Income before taxes and extraordinary item	48,215	25,880	17,373
Income tax expense	18,115	9,007	4,486

Income before extraordinary item	30,100	16,873	12,887

Extraordinary loss on debt retirement, net
of tax benefit			(1,060)

Net income	$ 30,100	$ 16,873	$ 11,827

Basic and diluted income per share:
Income before extraordinary item	$ 1.10	$ 0.62	$ 0.47

Extraordinary loss on debt retirement, net
of tax benefit			(0.04)

Net income	$ 1.10	$ 0.62	$ 0.43

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

February 4,	January 30,
2001	2000

ASSETS
Current Assets:
Cash, including cash equivalents of $17,965 and $94,543	$ 20,223	$ 94,821
Trade receivables, less allowances of $2,051 and $2,305	99,439	66,422
Inventories	273,035	222,976
Other, including deferred taxes of $24,789 and $23,052	43,684	41,751
Total Current Assets	436,381	425,970
Property, Plant and Equipment	123,595	106,122
Goodwill and other intangible assets	113,217	83,578
Other Assets, including deferred taxes of $24,199 and $31,800	51,171	58,078

	$724,364	$673,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 45,715	$ 39,858
Accrued expenses	92,380	84,722
Total Current Liabilities	138,095	124,580
Long-Term Debt	248,851	248,784
Other Liabilities	68,857	58,699
Stockholders' Equity:
Preferred stock, par value $100 per share; 150,000 shares
authorized; no shares outstanding
Common stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 27,428,108 and 27,289,869	27,428	27,290
Additional capital	118,755	117,697
Retained earnings	122,704	96,698
	268,887	241,685
Less: 24,627 shares of common stock held in treasury
as of February 4, 2001-at cost	(326)

Total Stockholders' Equity	268,561	241,685

	$724,364	$673,748

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	2000	1999	1998
Operating activities:
Income before extraordinary item	$ 30,100	$ 16,873	$ 12,887
Adjustments to reconcile to net cash provided
by operating activities:
Depreciation and amortization	20,051	19,417	25,442
Deferred income taxes	9,885	8,193	3,996
Equity income	(864)	(1,080)	(1,152)

Changes in operating assets and liabilities:
Receivables	(33,018)	21,616	(9,282)
Inventories	(10,173)	26,931	16,839
Accounts payable and accrued expenses	13,515	5,849	(13,819)
Acquisition of inventory associated with John
Henry and Manhattan license agreement		(17,212)
Other-net	5,893	(6,607)	(8,932)

Net Cash Provided By Operating Activities	35,389	73,980	25,979

Investing activities:
Acquisition of net assets associated with Arrow
and Kenneth Cole license agreements	(56,765)
Acquisition of worldwide rights to Van Heusen trademark	(18,100)
Sale of Gant trademark, net of related costs		65,251
Property, plant and equipment acquired	(31,898)	(31,291)	(38,213)

Net Cash Provided (Used) By Investing Activities	(106,763)	33,960	(38,213)

Financing activities:
Net proceeds from issuance of 9.5% senior
subordinated notes			145,104
Repayment of 7.75% senior notes			(49,286)
Extraordinary loss on debt retirement			(1,631)
Proceeds from revolving line of credit	50,290	41,600	160,600
Payments on revolving line of credit	(50,290)	(61,600)	(240,100)
Exercise of stock options	1,196	16	838
Acquisition of treasury shares	(326)
Cash dividends	(4,094)	(4,092)	(4,082)

Net Cash Provided (Used) By Financing Activities	(3,224)	(24,076)	11,443

Increase (decrease) in cash	(74,598)	83,864	(791)
Cash at beginning of period	94,821	10,957	11,748

Cash at end of period	$ 20,223	$ 94,821	$ 10,957

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock
	Shares	$1 par Value	Additional Capital	Retained Earnings	Treasury Stock	Stockholders' Equity

February 1, 1998	27,179,244	$27,179	$116,954	$ 76,172		$220,305
Stock options exercised	108,741	109	729			838
Net income				11,827		11,827
Cash dividends				(4,082)		(4,082)

January 31, 1999	27,287,985	27,288	117,683	83,917		228,888
Stock options exercised	1,884	2	14			16
Net income				16,873		16,873
Cash dividends				(4,092)		(4,092)

January 30, 2000	27,289,869	27,290	117,697	96,698		241,685
Stock options exercised	138,239	138	1,058			1,196
Net income				30,100		30,100
Cash dividends				(4,094)		(4,094)
Acquisition of 24,627 treasury
shares					$(326)	(326)

February 4, 2001	27,428,108	$27,428	$118,755	$122,704	$(326)	$268,561

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

Fiscal Year - Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Results for fiscal year 2000 represent the 53 weeks ended February 4, 2001. Fiscal years 1999 and 1998 represent the 52 weeks ended January 30, 2000 and January 31, 1999, respectively.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Asset Impairments - The Company records impairment losses on long-lived assets (including goodwill) when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets.

Inventories - Inventories are stated at the lower of cost or market. Cost for certain apparel inventories of $134,331 (2000) and $97,358 (1999) is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first-out method (FIFO).

Property, Plant and Equipment - Depreciation is computed principally by the straight line method over the estimated useful lives of the various classes of property.

Goodwill and Other Intangible Assets - Included in goodwill and other intangible assets is goodwill of $95,117 and $83,578 in 2000 and 1999, respectively, net of accumulated amortization of $13,942 and $11,530 in 2000 and 1999, respectively. Goodwill is amortized principally using the straight line method over 40 years. The increase in goodwill and other intangible assets in 2000 resulted from the acquisition of net assets associated with the Arrow and Kenneth Cole licenses and the acquisition of the rights to the Van Heusen trademark in the areas of the world where the Company did not previously own the trademark, as explained in the note entitled "Acquisitions and Dispositions".

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summary of Significant Accounting Policies (Continued)

Contributions from Landlords - The Company receives contributions from landlords primarily for opening retail stores which the Company leases from the landlords. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

Fair Value of Financial Instruments - Using discounted cash flow analyses, the Company estimates that the fair value of all financial instruments approximates their carrying value, except as noted in the note entitled "Long-Term Debt".

Stock-Based Compensation - The Company accounts for its stock options under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

Advertising - Advertising costs are expensed as incurred and totalled

$34,773 (2000), $26,922 (1999) and $28,239 (1998).

Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement No. 138, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to record all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. The Company will adopt this Statement in the first quarter of fiscal 2001. This will not have a material effect on the Company's results of operations or financial position.

Earnings Per Share

The Company computed its basic and diluted earnings per share by dividing net income by:
	2000	1999	1998

Weighted Average Common Shares Outstanding
for Basic Earnings Per Share	27,305,450	27,288,692	27,217,634

Impact of Dilutive Employee Stock Options	110,499	14,103	94,903

Total Shares for Diluted Earnings Per Share	27,415,949	27,302,795	27,312,537

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes

Income taxes consist of:
	2000	1999	1998
Federal:
Current	$ 7,200
Deferred	8,324	$6,870	$2,867
State, foreign and local:
Current	1,030	814	1,061
Deferred	1,561	1,323	558

	$18,115	$9,007	$4,486

The deferred tax provision recorded in 1998 excludes $571 of tax benefit related to the extraordinary loss on debt retirement.

Taxes paid were $8,248 (2000), $1,135 (1999) and $2,197 (1998).

The approximate tax effect of items giving rise to the deferred income tax asset recognized in the Company's balance sheets is as follows:
	2000	1999

Depreciation	$(12,010)	$(10,555)
Landlord contributions	1,602	2,014
Employee compensation and benefits	15,928	15,498
Tax loss and credit carryforwards	30,276	34,190
Other-net	13,192	13,705

	$ 48,988	$ 54,852

A reconciliation of the statutory Federal income tax to the income tax expense is as follows:
	2000	1999	1998

Statutory 35% federal tax	$16,875	$ 9,058	$ 6,081
State, foreign and local income taxes,
net of Federal income tax benefit	1,415	1,391	942
Income of Puerto Rico Subsidiaries		(1,874)	(3,303)
Other-net	(175)	432	766

Income tax expense	$18,115	$ 9,007	$ 4,486

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories

Inventories are summarized as follows:
	2000	1999

Raw materials	$ 12,514	$ 14,485
Work in process	9,622	11,995
Finished goods	250,899	196,496

	$273,035	$222,976

Inventories would have been approximately $5,100 and $5,600 higher than reported at February 4, 2001 and January 30, 2000, respectively, if the FIFO method of inventory accounting had been used for all apparel. During 1999, certain inventories were reduced, resulting in the liquidation of LIFO inventory layers. The effect of these inventory liquidations was to increase net income by $750 in 1999.

Property, Plant and Equipment

Property, plant and equipment, at cost, are summarized as follows:
	Estimated
	Useful
	Lives	2000	1999

Land		$ 1,139	$ 1,495
Buildings and building improvements	15-40 years	24,500	25,218
Machinery and equipment, furniture
and fixtures and leasehold
improvements	3-15 years	252,804	215,460

		278,443	242,173
Less: Accumulated depreciation
and amortization		154,848	136,051
		$123,595	$106,122

Long-Term Debt

Long-term debt is as follows:
	2000	1999

9.5% Senior Subordinated Notes	$149,379	$149,321
7.75% Debentures	99,472	99,463
	$248,851	$248,784

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt (Continued)

The Company issued $100,000 of 7.75% Debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. Interest is payable semi- annually. Based on current market conditions, the Company estimates that the fair value of these Debentures on February 4, 2001, using discounted cash flow analyses, was approximately $80,300.

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

The 9.5% Senior Subordinated Notes have a yield to maturity of 9.58%, and interest is payable semi-annually. Based on current market conditions, the Company estimates that the fair value of these Notes on February 4, 2001, using discounted cash flow analyses, was approximately $123,500.

The Company's $325,000 Credit Facility includes a revolving credit facility which allows the Company, at its option, to borrow and repay amounts up to $325,000. The Facility also includes a letter of credit facility with a sub-limit of $250,000, provided, however, that the aggregate maximum amount outstanding under both the revolving credit facility and the letter of credit facility is $325,000. Interest is payable quarterly at a spread over LIBOR or the prime rate, at the Company's option, with the spread based on the Company's credit rating and certain financial ratios. The Facility also provides for payment of a fee on the unutilized portion of the Facility. All outstanding borrowings and letters of credit under this Credit Facility are due April 22, 2003.

In connection with the 7.75% Debentures and the $325,000 Credit Facility, substantially all of the Company's assets have been pledged as collateral.

The amount outstanding under the letter of credit facility as of February 4, 2001 was $143,750.

Interest paid was $23,818 (2000), $22,647 (1999) and $23,652 (1998).

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

At any time prior to the close of business on the Distribution Date, the Company may redeem the Rights in whole, but not in part, at a price of $.05 per Right. The rights are currently scheduled to expire on June 16, 2006.

Stock Options - Under the Company's stock option plans, non-qualified and incentive stock options ("ISOs") may be granted. Options are granted with an exercise price equal to the closing price of the common stock on the trading date immediately preceding the date of grant. ISOs and non-qualified options granted have a ten year duration. Depending upon which plan options have been granted under, options are cumulatively exercisable in either three installments commencing three years after the date of grant or in four installments commencing one year after the date of grant.

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

The following summarizes the assumptions used to estimate the fair value of stock options granted in each year and certain proforma information:

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stockholders' Equity (Continued)
	2000	1999	1998

Risk-free interest rate	6.52%	5.78%	5.56%
Expected option life	7 Years	7 Years	7 Years
Expected volatility	30.0%	28.1%	29.9%
Expected dividends per share	$ 0.15	$ 0.15	$ 0.15
Weighted average estimated fair
value per share of options granted	$ 3.62	$ 3.50	$ 4.83

Proforma net income	$27,601	$14,789	$9,994
Proforma basic and diluted net income
per share	$ 1.01	$ 0.54	$ 0.37

Other data with respect to stock options follows:
		Option Price		Weighted Average
	Shares	Per Share		Price Per Share

Outstanding at February 1, 1998	2,461,664	$ 5.94 -	$31.63	$12.98
Granted	1,076,928	6.81 -	14.75	12.72
Exercised	108,741	5.94 -	12.25	7.70
Cancelled	304,278	6.88 -	22.38	13.16
Outstanding at January 31, 1999	3,125,573	6.38 -	31.63	13.06
Granted	725,750	7.50 -	9.94	9.80
Exercised	1,884	8.75 -	8.75	8.75
Cancelled	280,992	8.06 -	15.13	12.03
Outstanding at January 30, 2000	3,568,447	6.38 -	31.63	12.48
Granted	868,900	9.00 -	13.19	9.48
Exercised	138,239	6.38 -	10.25	8.65
Cancelled	282,105	7.31 -	14.75	12.14

Outstanding at February 4, 2001	4,017,003	$ 6.81 -	$31.63	$11.99

Of the outstanding options at February 4, 2001, 1,620,500 shares have an exercise price below $12.25, 2,394,183 shares have an exercise price from $12.25 to $16.50 and 2,320 shares have an exercise price above $16.50. The weighted average remaining contractual life for all options outstanding at February 4, 2001 is 6.9 years.

Of the outstanding options at February 4, 2001 and January 30, 2000, options covering 1,150,941 and 932,255 shares were exercisable at a weighted average price of $13.81 and $12.82, respectively. Stock options available for grant at February 4, 2001 and January 30, 2000 amounted to 2,440,572 and 122,222 shares, respectively.

Leases

The Company leases retail stores, manufacturing facilities, warehouses, office space and equipment. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Retail store leases generally provide for the payment of percentage rentals based on store sales and other costs associated with the leased property.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases (Continued)

At February 4, 2001, minimum annual rental commitments under non- cancellable operating leases, including leases for new retail stores which had not begun operating at February 4, 2001, are as follows:

2001	$ 59,670
2002	47,657
2003	36,435
2004	27,009
2005	17,347
Thereafter	49,682
Total minimum lease payments	$237,800

Rent expense is as follows:
	2000	1999	1998

Minimum	$60,919	$59,954	$61,402
Percentage and other	10,299	9,222	11,139

	$71,218	$69,176	$72,541

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

Following is a reconciliation of the changes in the benefit obligation for each of the last two years:
	Pension Plans		Postretirement Plan
	2000	1999	2000	1999

Beginning of year	$115,876	$127,278	$31,544	$34,192
Service cost	2,209	2,553	478	463
Interest cost	9,704	8,921	2,633	2,381
Benefit payments	(8,012)	(7,683)	(2,753)	(2,293)
Actuarial (gain) loss	9,254	(15,135)	2,735	(3,292)
Plan amendments	6,136		733
Plan participants' contributions			120	93
Curtailment gain		(58)

End of year	$135,167	$115,876	$35,490	$31,544

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retirement and Benefit Plans - (Continued)

Following is a reconciliation of the fair value of the assets held by the Company's pension plans for each of the last two years:
	2000	1999

Beginning of year	$144,018	$134,001
Actual return	(177)	16,801
Benefits paid	(8,012)	(7,683)
Company contributions	772	899

End of year	$136,601	$144,018

Net benefit cost recognized in each of the last three years is as follows:
	Pension Plans			Postretirement Plan
	2000	1999	1998	2000	1999	1998

Service cost, including
expenses	$ 2,369	$ 2,713	$ 2,388	$ 478	$ 463	$ 415
Interest cost	9,704	8,921	8,357	2,633	2,381	2,306
Amortization of net (gain)
loss	(1,243)	140	52	163	448	336
Amortization of transition
(asset) obligation	(46)	(63)	(68)	273	273	273
Expected return on
plan assets	(12,628)	(11,441)	(10,935)
Amortization of prior
service cost	1,453	437	462	104

	$ (391)	$ 707	$ 256	$3,651	$3,565	$3,330

Following is a reconciliation of the benefit obligation at the end of each of the last two years to the amounts recognized on the balance sheet:
	Pension		Postretirement
	2000	1999	2000	1999

Benefit obligation at year-end	$135,167	$115,876	$35,490	$31,544
Unrecognized prior service cost	(5,484)	(800)	(629)
Unrecognized gains (losses)	(2,010)	21,133	(7,262)	(4,800)
Unrecognized transition asset
(obligation)	61	107	(3,278)	(3,551)
Plan assets at fair value	(136,601)	(144,018)

(Asset) liability recognized on
the balance sheet	$ (8,867)	$ (7,702)	$24,321	$23,193

Included in the above disclosures are certain pension plans with projected and accumulated benefit obligations in excess of plan assets of $7,629 and $5,932, respectively, as of February 4, 2001, and $3,412 and $2,445, respectively, as of January 30, 2000.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retirement and Benefit Plans - (Continued)

The health care cost trend rate assumed for 2001 is 8.5% and is assumed to decrease by 0.5% per year through 2008. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2000 and on the postretirement benefit obligation at February 4, 2001 would be as follows:
	1% Increase	1% Decrease

Impact on service and interest cost	$ 375	$ (314)
Impact on year-end benefit obligation	$3,299	$(3,788)

Significant rate assumptions used in determining the benefit obligations at the end of each year and benefit cost in the following year, were as follows:
	2000	1999

Discount rate	7.75%	8.25%
Rate of increase in compensation
levels (applies to pension plans only)	4.25%	4.75%
Long-term rate of return on assets	9.00%	9.00%

The Company has an unfunded supplemental defined benefit plan covering 23 current and retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. At February 4, 2001 and January 30, 2000, $11,685 and $10,484, respectively, are included in other liabilities as the accrued cost of this plan.

The Company has a savings and retirement plan and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. Matching contributions were $2,608 (2000), $2,488 (1999) and $2,222 (1998).

Acquisitions and Dispositions

On July 24, 2000, the Company entered into a license to market dress shirts and sportswear under the Arrow brand and acquired the license to market dress shirts under the Kenneth Cole brand. These transactions were accounted for as an acquisition using the purchase method of accounting. In connection with these transactions, the Company acquired $56,765 of net assets (principally inventory), including $13,932 of goodwill. The goodwill is being amortized over 17 years.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Acquisitions and Dispositions - (Continued)

If the transactions had occurred on the first day of fiscal 1999 instead of on July 24, 2000, the Company's proforma consolidated results of operations would have been:

	2000	1999

Net sales	$1,534,528	$1,411,991
Net income	29,315	11,392
Basic and diluted net income per share	1.07	0.42

Due to operational efficiencies and other cost savings the Company expects to achieve, the Company believes that the proforma consolidated results of operations for 2000 and 1999 are not indicative of the results that would have been achieved if the acquisition had occurred on the first day of fiscal 1999.

Effective February 2, 2001, the Company acquired from Coats Viyella plc the rights to the Van Heusen trademark in parts of the world where the Company did not previously have such rights. The purchase price and related fees were $18,100. This amount was recorded in goodwill and other intangible assets.

On March 12, 1999, the Company entered into a license agreement to market dress shirts under the John Henry and Manhattan brands. In connection therewith, the Company acquired $17,212 of inventory from the licensor.

On February 26, 1999, the Company sold the Gant trademark and certain related assets associated with the Company's Gant operations for $71,000 in cash to Gant Sportswear AB ("Gant"), formerly known as Pyramid Sportswear AB, which was the brand's international licensee. Gant is a wholly-owned subsidiary of Gant AB, in which the Company has a minority interest. Subsequent to February 26, 1999, the Company terminated its Gant operations in order to liquidate Gant's working capital and close the Gant division. The Company completed this process in the fourth quarter of 1999, at which time the Company determined that the proceeds exceeded the costs of exiting the Gant business, including the write-off of related goodwill and other assets, by $5,767.

On November 3, 1999, the Company announced it had entered into agreements with Oxford Industries, Inc. to license the Izod Club trademark and sell substantially all of the related assets of the Company's Izod Club division. The Company closed its Izod Club division in the fourth quarter of 1999, incurring $5,667 of expenses, principally for severance pay and other employee termination costs.

The gain on the sale of the Gant assets and the expenses incurred in closing the Izod Club division were included in selling, general and administrative expenses in 1999.

Segment Data

The Company manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Data - (Continued)

Related Products. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its apparel divisions into the Apparel segment, which derives revenues from marketing dresswear, sportswear and accessories, principally under the brand names Van Heusen, Izod, Geoffrey Beene, John Henry, DKNY, FUBU, Regis by The Van Heusen Company, Arrow and Kenneth Cole. The Company's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual footwear, apparel and accessories under the Bass brand name.

Sales for both segments occur principally in the United States.

	2000	1999	1998

Net Sales
Apparel	$1,071,029	$ 885,792	$ 896,863
Footwear and Related Products	384,519	385,698	406,222
Total Net Sales	$1,455,548	$1,271,490	$1,303,085
Operating Income
Apparel	$ 74,935	$ 55,626	$ 50,302
Footwear and Related Products	17,753	18,687	17,183
Total Operating Income	92,688	74,313	67,485
Corporate Expenses(1)	(22,151)	(26,003)	(24,000)
Interest Expense, net	(22,322)	(22,430)	(26,112)
Income Before Taxes
and Extraordinary Item	$ 48,215	$ 25,880	$ 17,373

Identifiable Assets
Apparel	$ 430,868	$ 313,020	$ 370,375
Footwear and Related Products	122,180	122,400	127,538
Corporate	171,316	238,328	176,400
	$ 724,364	$ 673,748	$ 674,313

Depreciation and Amortization
Apparel	$ 13,258	$ 11,846	$ 16,082
Footwear and Related Products	5,370	6,325	8,046
Corporate	1,423	1,246	1,314
	$ 20,051	$ 19,417	$ 25,442

Identifiable Capital Expenditures
Apparel	$ 20,041	$ 20,380	$ 23,803
Footwear and Related Products	10,147	8,383	10,113
Corporate	1,710	2,528	4,297
	$ 31,898	$ 31,291	$ 38,213

(1) Corporate expenses in each of 1999 and 1998 include $8,500 of Year 2000 computer conversion costs.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Comments

One of the Company's directors, Mr. Harry N.S. Lee, is a director of TAL Apparel Limited, an apparel manufacturer and exporter based in Hong Kong. During 2000, 1999 and 1998, the Company purchased approximately $2,834, $13,429 and $26,700, respectively, of products from TAL Apparel Limited and certain related companies.

The Company is a party to certain litigation which, in management's judgement based in part on the opinion of legal counsel, will not have a material adverse effect on the Company's financial position.

During each of 2000, 1999 and 1998, the Company paid four $0.0375 per share cash dividends on its common stock.

Certain items in 1999 and 1998 have been reclassified to present them on a basis consistent with 2000.

PHILLIPS-VAN HEUSEN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

(In thousands, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2000	1999	2000	1999	2000	1999	2000	1999

Net sales	$310,310	$289,699	$327,832	$316,790	$443,374	$368,041	$374,032	$296,960
Gross profit	106,243	100,808	116,101	111,784	149,732	128,802	133,296	109,632
Net income (loss)	(1,911)	(4,625)	6,009	3,573	19,440	15,293	6,562	2,632

Basic and diluted
net income (loss) per
share	(0.07)	(0.17)	0.22	0.13	0.71	0.56	0.24	0.10

Price range of common
stock per share
High	8.31	8.94	10.50	10.63	12.25	10.13	14.07	8.56
Low	5.81	5.38	7.50	8.31	8.38	7.31	11.00	6.81

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors

Phillips-Van Heusen Corporation

We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of February 4, 2001 and January 30, 2000, and the related consolidated income statements, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 4, 2001. Our audits also included the financial statement schedule included in Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at February 4, 2001 and January 30, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 4, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

E&Y SIGNATURE STAMP

New York, New York

March 5, 2001

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY

(In thousands, except per share data, percents and ratios)
	2000(1)	1999	1998	1997(2)	1996(1)
Summary of Operations
Net sales
Apparel	$1,071,029	$ 885,792	$ 896,863	$ 911,047	$ 897,370
Footwear and Related Products	384,519	385,698	406,222	438,960	462,223
	1,455,548	1,271,490	1,303,085	1,350,007	1,359,593
Cost of goods sold and expenses	1,385,011	1,223,180	1,259,600	1,437,160	1,311,855
Income (loss) before interest, taxes
and extraordinary item	70,537	48,310	43,485	(87,153)	47,738
Interest expense, net	22,322	22,430	26,112	20,672	23,164
Income tax expense (benefit)	18,115	9,007	4,486	(41,246)	6,044
Income (loss) before extraordinary item	30,100	16,873	12,887	(66,579)	18,530
Extraordinary loss, net of tax			(1,060)
Net income (loss)	$ 30,100	$ 16,873	$ 11,827	$ (66,579)	$ 18,530

Per Share Statistics
Basic Earnings Per Share:
Before extraordinary item	$ 1.10	$ 0.62	$ 0.47	$ (2.46)	$ 0.69
Extraordinary loss			(0.04)
Net income (loss)	$ 1.10	$ 0.62	$ 0.43	$ (2.46)	$ 0.69

Diluted Earnings Per Share:
Before extraordinary item	$ 1.10	$ 0.62	$ 0.47	$ (2.46)	$ 0.68
Extraordinary loss			(0.04)
Net income (loss)	$ 1.10	$ 0.62	$ 0.43	$ (2.46)	$ 0.68

Dividends paid per share	$ 0.15	$ 0.15	$ 0.15	$ 0.15	$ 0.15
Stockholders' equity per share	9.80	8.86	8.39	8.11	10.73

Financial Position
Current assets	$ 436,381	$ 425,970	$ 368,017	$ 385,018	$ 362,958
Current liabilities	138,095	124,580	132,686	133,335	122,266
Working capital	298,286	301,390	235,331	251,683	240,692
Total assets	724,364	673,748	674,313	660,459	657,436
Long-term debt	248,851	248,784	248,723	241,004	189,398
Convertible redeemable preferred stock
Stockholders' equity	268,561	241,685	228,888	220,305	290,158

Other Statistics
Total debt to total capital (5)	48.1%	50.7%	54.0%	53.0%	43.1%
Net debt to net capital (6)	46.2%	39.0%	53.6%	52.9%	42.9%
Current ratio	3.2	3.4	2.8	2.9	3.0
Average shares outstanding	27,305	27,289	27,218	27,108	27,004

(1) 2000 and 1996 include 53 weeks of operations.

(2) 1997 includes pre-tax charges of $132,700 for restructuring and other expenses.

(3) 1995 includes pre-tax charges of $27,000 for restructuring and other expenses.

(4) 1994 includes pre-tax charges of $7,000 for restructuring and other expenses.

(5) Total capital equals interest-bearing debt, preferred stock and stockholders' equity.

(6) Net debt and net capital are total debt and total capital reduced by invested cash.

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY (CONTINUED)
	1995(3)	1994 (4)	1993	1992	1991
Summary of Operations
Net sales
Apparel	$1,006,701	$ 812,993	$ 757,452	$ 709,361	$ 596,383
Footwear and Related Products	457,427	442,473	394,942	333,204	307,717
	1,464,128	1,255,466	1,152,394	1,042,565	904,100
Cost of goods sold and expenses	1,443,555	1,205,764	1,072,083	972,357	843,367
Income (loss) before interest, taxes
and extraordinary item	20,573	49,702	80,311	70,208	60,733
Interest expense, net	23,199	12,793	16,679	15,727	16,686
Income tax expense (benefit)	(2,920)	6,894	20,380	16,600	12,910
Income (loss) before extraordinary item	294	30,015	43,252	37,881	31,137
Extraordinary loss, net of tax			(11,394)
Net income (loss)	$ 294	$ 30,015	$ 31,858	$ 37,881	$ 31,137

Per Share Statistics
Basic Earnings Per Share:
Before extraordinary item	$ 0.01	$ 1.13	$ 1.66	$ 1.50	$ 1.24
Extraordinary loss			(0.44)
Net income (loss)	$ 0.01	$ 1.13	$ 1.22	$ 1.50	$ 1.24

Diluted Earnings Per Share:
Before extraordinary item	$ 0.01	$ 1.11	$ 1.60	$ 1.42	$ 1.15
Extraordinary loss			(0.42)
Net income (loss)	$ 0.01	$ 1.11	$ 1.18	$ 1.42	$ 1.15

Dividends paid per share	$ 0.15	$ 0.15	$ 0.15	$ 0.15	$ 0.1425
Stockholders' equity per share	10.20	10.35	9.33	8.14	4.52

Financial Position
Current assets	$ 444,664	$ 429,670	$ 418,702	$ 410,522	$ 303,143
Current liabilities	183,126	114,033	109,156	115,208	102,976
Working capital	261,538	315,637	309,546	295,314	200,167
Total assets	749,055	596,284	554,771	517,362	398,969
Long-term debt	229,548	169,679	169,934	170,235	121,455
Convertible redeemable preferred stock					72,800
Stockholders' equity	275,292	275,460	246,799	211,413	84,903

Other Statistics
Total debt to total capital (5)	52.3%	38.2%	40.8%	46.8%	46.0%
Net debt to net capital (6)	51.5%	26.9%	29.7%	34.3%	45.0%
Current ratio	2.4	3.8	3.8	3.6	2.9
Average shares outstanding	26,726	26,563	26,142	23,766	18,552

(1) 2000 and 1996 include 53 weeks of operations.

(2) 1997 includes pre-tax charges of $132,700 for restructuring and other expenses.

(3) 1995 includes pre-tax charges of $27,000 for restructuring and other expenses.

(4) 1994 includes pre-tax charges of $7,000 for restructuring and other expenses.

(5) Total capital equals interest-bearing debt, preferred stock and stockholders' equity.

(6) Net debt and net capital are total debt and total capital reduced by invested cash.

SCHEDULE II

PHILLIPS-VAN HEUSEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Year Ended February 4, 2001

Deducted from asset accounts:
Allowance for doubtful
accounts	$2,305	$ 415(a)	$ 178(b)	$ 847(c)	$2,051

Year Ended January 30, 2000

Deducted from asset accounts:
Allowance for doubtful
accounts	$1,367	$1,130(a)	$ 271(b)	$ 463(c)	$2,305

Year Ended January 31, 1999

Deducted from asset accounts:
Allowance for doubtful
accounts	$2,911	$ 409(a)	$ 441(b)	$2,394(c)	$1,367

(a) Provisions for doubtful accounts.

(b) Recoveries of doubtful accounts previously written off.

(c) Primarily uncollectible accounts charged against the allowance provided therefor.