Form 10-Q
period 2001-05-06
PHILLIPS VAN HEUSEN CORP /DE/
filed 2001-06-15
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 6, 2001

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

Yes X No ___

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of May 21, 2001: 27,620,608 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Independent Accountants Review Report	1

Condensed Consolidated Balance Sheets as of May 6, 2001 and February 4, 2001	2

Condensed Consolidated Statements of Operations for the thirteen weeks ended
May 6, 2001 and April 30, 2000	3

Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended
May 6, 2001 and April 30, 2000	4

Notes to Condensed Consolidated Financial Statements	5-6

Item 2 - Management's Discussion and Analysis of Results of Operations and
Financial Condition	7-9

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K	9-10

Signatures	11

Exhibit--Acknowledgment of Independent Accountants	12

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

Independent Accountants Review Report

Stockholders and Board of Directors

Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of May 6, 2001, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 6, 2001 and April 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Phillips-Van Heusen Corporation as of February 4, 2001, and the related consolidated income statement, statement of changes in stockholders' equity, and statement of cash flows for the year then ended (not presented herein) and in our report dated March 5, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 4, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York

May 23, 2001

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	UNAUDITED	AUDITED
	May 6,	February 4,
	2001	2001

ASSETS
Current Assets:
Cash, including cash equivalents of $1,140 and $17,965	$ 1,736	$ 20,223
Trade receivables, less allowances of $2,207 and $2,051	138,025	99,439
Inventories	269,358	273,035
Other, including deferred taxes of $24,789	44,424	43,684
Total Current Assets	453,543	436,381
Property, Plant and Equipment	124,751	123,595
Goodwill and other intangible assets	115,877	113,217
Other Assets, including deferred taxes of $25,934 and $24,199	52,407	51,171
	$746,578	$724,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 39,700
Accounts payable	37,821	$ 45,715
Accrued expenses	80,756	92,380
Total Current Liabilities	158,277	138,095
Long-Term Debt	248,869	248,851
Other Liabilities	70,917	68,857
Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000 shares authorized, no shares outstanding
Common Stock, par value $1 per share; 100,000,000 shares authorized; shares
issued 27,543,431 and 27,428,108	27,543	27,428
Additional Capital	120,090	118,755
Retained Earnings	121,208	122,704
	268,841	268,887
Less: 24,627 shares of common stock held in treasury - at cost	(326)	(326)
Total Stockholders' Equity	268,515	268,561

	$746,578	$724,364

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended
	May 6,	April 30,
	2001	2000

Net sales	$366,923	$310,310

Cost of goods sold	245,215	204,067

Gross profit	121,708	106,243

Selling, general and administrative expenses	114,335	104,198

Income before interest and taxes	7,373	2,045

Interest expense, net	6,492	5,127

Income (loss) before taxes	881	(3,082)

Income tax expense (benefit)	317	(1,171)

Net income (loss)	$ 564	$ (1,911)

Basic and diluted net income (loss) per share	$ 0.02	$ (0.07)

Dividends declared per common share	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Thirteen Weeks Ended
	May 6,	April 30,
	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$ 564	$ (1,911)
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	5,902	4,797
Equity income	(198)	(252)
Deferred income taxes	(1,735)	(1,439)

Changes in operating assets and liabilities:
Receivables	(38,586)	(29,174)
Inventories	3,677	(21,479)
Accounts payable and accrued expenses	(19,518)	8,506
Other-net	1,923	2,703
Net Cash Used By Operating Activities	(47,971)	(38,249)

INVESTING ACTIVITIES:
Property, plant and equipment acquired	(6,006)	(4,230)
Other-net	(3,600)
Net Cash Used By Investing Activities	(9,606)	(4,230)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	58,300
Payments on revolving line of credit	(18,600)
Exercise of stock options	1,450
Cash dividends	(2,060)	(2,046)
Net Cash Provided (Used) By Financing Activities	39,090	(2,046)

Decrease In Cash	(18,487)	(44,525)

Cash at beginning of period	20,223	94,821

Cash at end of period	$ 1,736	$50,296

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report to Stockholders for the year ended February 4, 2001.

The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirteen weeks ended May 6, 2001 and April 30, 2000 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

INVENTORIES

Inventories are summarized as follows:
	May 6,	February 4,
	2001	2001

Raw materials	$ 12,537	$ 12,514
Work in process	11,041	9,622
Finished goods	245,780	250,899

Total	$269,358	$273,035

Inventories are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first-out method (FIFO). Inventories would have been approximately $5,100 higher than reported at May 6, 2001 and February 4, 2001, if the FIFO method of inventory accounting had been used for all apparel.

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

EARNINGS PER SHARE

The Company computed its basic and diluted earnings per share by dividing net income or loss by:
	Thirteen Weeks Ended
	5/6/01	4/30/00

Weighted Average Common Shares
Outstanding for Basic Earnings Per Share	27,468,561	27,289,869

Impact of Dilutive Employee Stock Options	711,207

Total Shares for Diluted Earnings Per Share	28,179,768	27,289,869

SEGMENT DATA

The Company manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its apparel divisions into the Apparel segment. This segment derives revenues from marketing dresswear, sportswear and accessories, principally under the brand names Van Heusen, Izod, Geoffrey Beene, John Henry, DKNY, FUBU, Regis by The Van Heusen Company, Arrow, Kenneth Cole New York and Reaction by Kenneth Cole. The Company's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual footwear, apparel and accessories under the Bass brand name. Sales for both segments occur principally in the United States.

	Segment Data
	Thirteen Weeks Ended
	5/6/01	4/30/00

Net sales-apparel	$278,798	$222,558

Net sales-footwear and related products	88,125	87,752

Total net sales	$366,923	$310,310

Operating income-apparel	$ 10,444	$ 4,726

Operating income-footwear and related products	2,169	1,301

Total operating income	12,613	6,027

Corporate expenses	5,240	3,982

Income before interest and taxes	$ 7,373	$ 2,045

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 6, 2001 Compared With Thirteen Weeks Ended April 30, 2000

APPAREL SEGMENT

Net sales of the Company's apparel segment in the first quarter of 2001 were $278.8 million compared with $222.6 million last year, a 25.3% increase. This increase was due principally to growth of the Company's Spring sportswear businesses, in particular Izod, combined with the additional volume resulting from the acquisition of the Arrow and Kenneth Cole licenses in July 2000.

Gross profit on apparel sales was 30.7% in the first quarter of 2001 compared with 32.6% last year. This anticipated decrease was due principally to the Company's wholesale business growing more rapidly than its retail business (historically, the Company's wholesale business has lower gross margins than its retail business), combined with the impact of lower gross margins on Arrow dress shirts and sportswear which the Company began marketing in July 2000.

Selling, general and administrative expenses as a percentage of apparel sales were 26.9% in the first quarter of 2001 compared with 30.4% last year. The improvement resulted principally from the Company's wholesale business, which has a lower expense percentage, growing more rapidly than the Company's retail business.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of $88.1 million in the Company's footwear and related products segment in the first quarter of 2001 were relatively flat compared with last year's $87.8 million.

Gross profit on footwear and related products sales was 41.0% in the first quarter of 2001 compared with 38.3% last year. This improvement was due principally to significantly less promotional selling than occurred in last year's first quarter.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first quarter of 2001 were 38.6% compared with 36.9% last year. This increase resulted principally from operating expense increases against relatively flat sales.

INTEREST EXPENSE

Interest expense in the first quarter of 2001 was $6.5 million compared with $5.1 million last year. This increase was due principally to the cash used in 2000 to fund the acquisition of the Arrow and Kenneth Cole licenses, as well as the acquisition of the Van Heusen trademark in parts of the world where the Company did not previously own the trademark.

INCOME TAXES

Income taxes were estimated at a rate of 36.0% for the current year compared with the 2000 full year rate of 37.6%. The decreased rate in the current year is due principally to various tax saving strategies implemented by the Company at the end of 2000.

CORPORATE EXPENSES

Corporate expenses in the first quarter of 2001 were $5.2 million compared with $4.0 million last year. This increase was due principally to the timing of certain logistical expenses to support the change in the seasonality of the business as explained below.

SEASONALITY

The Company's business is seasonal, with higher sales and income in the second half of the year, which coincides with the Company's two peak retail selling seasons: the first running from the start of the back to school selling season in August and into the Fall selling season through September, and the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

Also contributing to the strength of the second half is the high volume of Fall shipments to wholesale customers which are generally more profitable than Spring shipments. The less profitable Spring selling season at wholesale combines with retail seasonality to make the first quarter weaker than the other quarters.

This seasonality became somewhat less pronounced in 2001 due to the acquisition of the Arrow and Kenneth Cole licenses in July 2000, as well as the growth of the Company's pre-existing Spring wholesale sportswear businesses, particularly Izod.

LIQUIDITY AND CAPITAL RESOURCES

The seasonal nature of the Company's business typically requires the use of cash to fund a build-up in the Company's inventory in the first half of each fiscal year. During the second half, the Company's higher level of sales tends to reduce its inventory and generate cash from operations.

Net cash used by operations in the first quarter of 2001 was $48.0 million compared with $38.2 million in the prior year. This increase was due principally to an increase in working capital associated with the growth of the Company's wholesale business.

The Company has a $325 million credit agreement which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The agreement also includes a letter of credit facility with a sub-limit of $250 million. The aggregate maximum amount outstanding under both the revolving credit facility and the letter of credit facility is $325 million. The Company believes that its borrowing capacity under these facilities is adequate for its peak seasonal needs for the foreseeable future and provides sufficient liquidity for potential investment opportunities that may arise. The foregoing is a forward-looking statement and may be affected by factors such as the size of any acquisition the Company may undertake. The Company does not currently have any understanding regarding any acquisition.

OUTLOOK

The Company is comfortable with estimating second quarter revenue growth of 5% to 7% and net income per diluted share in the range of $0.24 to $0.26. In addition, the Company is comfortable with estimating full year revenue growth of 4% to 5% and net income per diluted share in the range of $1.24 to $1.28. The foregoing statements are forward-looking and there can be no assurance that the Company's actual results will not differ. Factors that could affect the accuracy of these forward-looking statements include, without limitation, the following: (i) changes in the Company's plans, strategies, objectives, expectations and intentions, such as the acquisition of new businesses or the sale or discontinuance of existing businesses; (ii) changes in the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the extent of discounts and promotional pricing in which the Company is required to engage, all of which can be affected by weather conditions, changes in the economy, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; and (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand, and leather, the supply of which is threatened by the outbreak of foot and mouth disease impacting European and South American cattle), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and political and labor instability in the countries where the Company's products are or are planned to be produced.

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

4.12

Indenture, dated as of April 22, 1998, with PVH as issuer and Union Bank of California, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to the Company's report on Form 10-Q for the period ended May 3, 1998).

4.13

Indenture, dated as of November 1, 1993, between PVH and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

	15.	Acknowledgement of Independent Accountants

(b)	Reports on Form 8-K filed during the quarter ended May 6, 2001:

No reports have been filed on Form 8-K during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

June 4, 2001

/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller