Form 10-Q
period 2001-08-05
PHILLIPS VAN HEUSEN CORP /DE/
filed 2001-09-18
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 5, 2001

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

Yes X No ___

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of August 20, 2001: 27,617,313 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Independent Accountants' Review Report	1

Condensed Consolidated Balance Sheets as of August 5, 2001 and February 4, 2001	2

Condensed Consolidated Income Statements for the thirteen weeks and twenty-six weeks ended
August 5, 2001 and July 30, 2000	3

Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended
August 5, 2001 and July 30, 2000	4

Notes to Condensed Consolidated Financial Statements	5-7

Item 2 - Management's Discussion and Analysis of Results of Operations and
Financial Condition	7-10

PART II -- OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Stockholders	11

ITEM 6 - Exhibits and Reports on Form 8-K	11-13

Signatures	14

Exhibit--Acknowledgment of Independent Accountants	15

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this quarterly report on Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the extent of discounts and promotional pricing in which the Company is required to engage, all of which can be affected by weather conditions, changes in the economy, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand, and leather, the supply of which is threatened by the outbreak of foot and mouth disease impacting European and South American cattle), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and political and labor instability in the countries where the Company's products are or are planned to be produced; and (v) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

The Company does not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenues or earnings, whether as a result of the receipt of new information, future events or otherwise.

Independent Accountants' Review Report

Stockholders and Board of Directors

Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of August 5, 2001, and the related condensed consolidated income statements and cash flows for the thirteen and twenty-six week periods ended August 5, 2001 and July 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

ERNST & YOUNG LLP

New York, New York

August 22, 2001

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	UNAUDITED	AUDITED
	August 5,	February 4,
	2001	2001

ASSETS
Current Assets:
Cash, including cash equivalents of $1,441 and $17,965	$ 1,555	$ 20,223
Trade receivables, less allowances of $2,362 and $2,051	102,163	99,439
Inventories	302,123	273,035
Other, including deferred taxes of $24,789	44,359	43,684
Total Current Assets	450,200	436,381
Property, Plant and Equipment	128,414	123,595
Goodwill and other intangible assets	114,896	113,217
Other Assets, including deferred taxes of $22,039 and $24,199	49,141	51,171
	$742,651	$724,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 28,400
Accounts payable	40,774	$ 45,715
Accrued expenses	77,290	92,380
Total Current Liabilities	146,464	138,095
Long-Term Debt	248,887	248,851
Other Liabilities	71,509	68,857
Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000 shares authorized, no shares outstanding
Common Stock, par value $1 per share; 100,000,000 shares authorized; shares
issued 27,641,565 and 27,428,108	27,642	27,428
Additional Capital	121,335	118,755
Retained Earnings	127,140	122,704
	276,117	268,887
Less: 24,627 shares of common stock held in treasury - at cost	(326)	(326)
Total Stockholders' Equity	275,791	268,561

	$742,651	$724,364

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 5,	July 30,	August 5,	July 30,
	2001	2000	2001	2000

Net sales	$334,378	$327,832	$701,301	$638,142

Cost of goods sold	214,594	211,731	459,809	415,798

Gross profit	119,784	116,101	241,492	222,344

Selling, general and administrative expenses	102,742	101,175	217,077	205,373

Income before interest and taxes	17,042	14,926	24,415	16,971

Interest expense, net	6,145	5,235	12,637	10,362

Income before taxes	10,897	9,691	11,778	6,609

Income tax expense	3,923	3,682	4,240	2,511

Net income	$ 6,974	$ 6,009	$ 7,538	$ 4,098

Basic and diluted net income per share	$ 0.25	$ 0.22	$ 0.27	$ 0.15

Dividends declared per common share	$ 0.0375	$ 0.00	$ 0.1125	$ 0.075

See accompanying notes.

Note: The Company declared its third dividend of fiscal 2000 for $0.0375 per common share on August 1, 2000 which fell into the prior year's third quarter.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Twenty-Six Weeks Ended
	August 5,	July 30,
	2001	2000

OPERATING ACTIVITIES:
Net income	$ 7,538	$ 4,098
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	11,794	9,590
Equity income	(396)	(504)
Deferred income taxes	4,160	209

Changes in operating assets and liabilities:
Receivables	(2,724)	(10,905)
Inventories	(29,088)	(51,020)
Accounts payable and accrued expenses	(20,031)	16,799
Other-net	2,042	30
Net Cash Used By Operating Activities	(26,705)	(31,703)

INVESTING ACTIVITIES:
Property, plant and equipment acquired	(14,455)	(11,214)
Acquisition of net assets associated with Arrow and Kenneth Cole
license agreements	(5,000)	(56,765)
Other-net	(600)
Net Cash Used By Investing Activities	(20,055)	(67,979)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	58,300	30,000
Payments on revolving line of credit	(29,900)
Exercise of stock options	2,794	23
Cash dividends	(3,102)	(2,046)
Net Cash Provided By Financing Activities	28,092	27,977

Decrease In Cash	(18,668)	(71,705)

Cash at beginning of period	20,223	94,821

Cash at end of period	$ 1,555	$23,116

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

The results of operations for the twenty-six weeks ended August 5, 2001 and July 30, 2000 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

INVENTORIES

Inventories are summarized as follows:
	August 5,	February 4,
	2001	2001

Raw materials	$ 11,566	$ 12,514
Work in process	11,391	9,622
Finished goods	279,166	250,899

Total	$302,123	$273,035

Inventories are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first-out method (FIFO). Inventories would have been approximately $5,100 higher than reported at August 5, 2001 and February 4, 2001, if the FIFO method of inventory accounting had been used for all apparel.

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

EARNINGS PER SHARE

The Company computed its basic and diluted net income per share by dividing net income by:
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/5/01	7/30/00	8/5/01	7/30/00

Weighted Average Common Shares
Outstanding for Basic Net
Income Per Share	27,621,351	27,291,169	27,544,956	27,290,519

Impact of Dilutive Employee Stock Options	729,192	15,621	720,199	8,661

Total Shares for Diluted Net
Income Per Share	28,350,543	27,306,790	28,265,155	27,299,180

NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, "Goodwill and Other Intangible Assets". FASB Statement No. 142 changes the accounting for goodwill and intangible assets deemed to have indefinite lives from an amortization method to an impairment-only approach. Other intangible assets will continue to be amortized over their useful lives. The Company plans to adopt this Statement in fiscal 2002. The Company is currently assessing, but has not yet determined, the impact of FASB Statement No. 142 on its consolidated financial position or results of operations.

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

	Segment Data
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/5/01	7/30/00	8/5/01	7/30/00

Net sales-apparel	$240,676	$229,538	$519,474	$452,096

Net sales-footwear and related products	93,702	98,294	181,827	186,046

Total net sales	$334,378	$327,832	$701,301	$638,142

Operating income-apparel	$ 13,463	$ 11,596	$ 23,907	$ 16,322

Operating income-footwear
and related products	7,913	7,425	10,082	8,726

Total operating income	21,376	19,021	33,989	25,048

Corporate expenses	4,334	4,095	9,574	8,077

Income before interest and taxes	$ 17,042	$ 14,926	$ 24,415	$ 16,971

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 5, 2001 Compared With Thirteen Weeks Ended July 30, 2000

APPAREL SEGMENT

Net sales of the Company's apparel segment in the second quarter of 2001 were $240.7 million compared with $229.5 million last year, a 4.9% increase. This increase was due principally to the growth of the Company's sportswear business, in particular Izod, combined with the additional volume resulting from the acquisition of the Arrow and Kenneth Cole licenses in July 2000. Partially offsetting this sales increase was a decline in dress shirt sales due principally to a soft dress shirt market.

Gross profit on apparel sales was 33.3% in the second quarter of 2001 compared with 33.7% last year. This anticipated decrease was due principally to the Company's wholesale business growing more rapidly than its retail business (the Company's wholesale business has lower gross margins than its retail business), including the impact of lower gross margins on Arrow dress shirts and sportswear which the Company began marketing in July 2000.

Selling, general and administrative expenses as a percentage of apparel sales were 27.7% in the second quarter of 2001 compared with 28.7% last year. The improvement resulted principally from the Company's wholesale business, which has a lower expense percentage, growing more rapidly than the Company's retail business.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the second quarter of 2001 were $93.7 million compared with $98.3 million last year. This decrease resulted principally from significantly less promotional selling than occurred in last year's second quarter.

Gross profit on footwear and related products sales was 42.2% in the second quarter of 2001 compared with 39.1% last year. This improvement was due principally to significantly less promotional selling than occurred in last year's second quarter.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the second quarter of 2001 were 33.8% compared with 31.6% last year. This percentage increase resulted principally from nominal operating expense increases against a decline in sales.

INTEREST EXPENSE

Interest expense in the second quarter of 2001 was $6.1 million compared with $5.2 million last year. This increase was due principally to the cash used in 2000 to fund the acquisition of the Arrow and Kenneth Cole licenses, as well as the acquisition of the Van Heusen trademark in parts of the world where the Company did not previously own the trademark.

INCOME TAXES

Income taxes were estimated at a rate of 36.0% for the current year compared with the 2000 full year rate of 37.6%. The decreased rate in the current year is due principally to various tax planning strategies implemented by the Company at the end of 2000.

CORPORATE EXPENSES

Corporate expenses of $4.3 million in the second quarter of 2001 were relatively flat with last year's $4.1 million.

Twenty-Six Weeks Ended August 5, 2001 Compared With Twenty-Six Weeks Ended July 30, 2000

APPAREL SEGMENT

Net sales of the Company's apparel segment in the first half of 2001 were $519.5 million, an increase of 14.9% from last year's $452.1 million. This increase was due principally to the growth of the Company's sportswear business, in particular Izod, combined with the additional volume resulting from the acquisition of the Arrow and Kenneth Cole licenses in July 2000. Partially offsetting this sales increase was a decline in dress shirt sales due principally to a soft dress shirt market.

Gross profit on apparel sales was 31.9% in the first half of 2001 compared with 33.2% last year. This anticipated decrease was due principally to the Company's wholesale business growing more rapidly than its retail business (the Company's wholesale business has lower gross margins than its retail business), including the impact of lower gross margins on Arrow dress shirts and sportswear which the Company began marketing in July 2000.

Selling, general and administrative expenses as a percentage of apparel sales in the first half of 2001 were 27.3% compared with 29.5% in 2000. The improvement resulted principally from the Company's wholesale business, which has a lower expense percentage, growing more rapidly than the Company's retail business.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the first half of 2001 were $181.8 million compared with $186.0 million last year. This decrease resulted principally from significantly less promotional selling than occurred last year.

Gross profit on footwear and related products sales was 41.6% in the first half of 2001 compared with 38.8% last year. This improvement was due principally to significantly less promotional selling than occurred last year.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first half of 2001 were 36.1% compared with 34.1% last year. This percentage increase resulted principally from operating expense increases against a decline in sales.

INTEREST EXPENSE

Interest expense in the first half of 2001 was $12.6 million compared with $10.4 million last year. This increase was due principally to the cash used in 2000 to fund the acquisition of the Arrow and Kenneth Cole licenses, as well as the acquisition of the Van Heusen trademark in parts of the world where the Company did not previously own the trademark.

INCOME TAXES

Income taxes were estimated at a rate of 36.0% for the current year compared with the 2000 full year rate of 37.6%. The decreased rate in the current year is due principally to various tax planning strategies implemented by the Company at the end of 2000.

CORPORATE EXPENSES

Corporate expenses in the first half of 2001 were $9.6 million compared with $8.1 million last year. This increase was due principally to the timing of logistical expenses in the first quarter of 2001 to support the change in the seasonality of the business as explained below. Corporate expenses for the full year 2001 are expected to increase approximately 4% over last year. The foregoing is a forward-looking statement and may be affected by factors such as changes in the Company's plans, strategies, objectives, expectations, intentions and levels of sales of the Company's apparel and footwear products.

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

Net cash used by operations in the first half of 2001 was $26.7 million compared with $31.7 million in the prior year.

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

OUTLOOK

The Company estimates that third quarter sales for 2001 will be flat with the prior year and that net income per diluted share for the quarter will be in the range of $0.73 to $0.76 compared with $0.71 last year. In addition, for the full year 2001, the Company estimates that sales will be up 1% to 2% with the prior year, which was a 53 week year, and net income per diluted share will be in the range of $1.24 to $1.28 compared with $1.10 last year. The foregoing statements are forward-looking and there can be no assurance that the Company's actual results will not differ. Factors that could affect the accuracy of these forward-looking statements include, without limitation, the following: (i) changes in the Company's plans, strategies, objectives, expectations and intentions, such as the acquisition of new businesses or the sale or discontinuance of existing businesses; (ii) changes in the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the extent of discounts and promotional pricing in which the Company is required to engage, all of which can be affected by weather conditions, changes in the economy, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; and (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand, and leather, the supply of which is threatened by the outbreak of foot and mouth disease impacting European and South American cattle), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and political and labor instability in the countries where the Company's products are or are planned to be produced.

Part II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual stockholders' meeting was held on June 14, 2001. There were present in person or by proxy, holders of 26,294,080 shares of Common Stock, or 95.8% of all votes eligible for the meeting.

The following directors were elected to serve for a term of one year:
	For	Vote Withheld

Edward H. Cohen	24,966,802	1,327,278
Joseph B. Fuller	25,240,052	1,054,028
Joel H. Goldberg	25,238,202	1,055,878
Marc Grosman	25,239,702	1,054,378
Dennis F. Hightower	25,192,752	1,101,328
Bruce J. Klatsky	22,463,509	3,830,571
Maria Elena Lagomasino	25,238,102	1,055,978
Harry N.S. Lee	25,239,173	1,054,907
Bruce Maggin	25,239,073	1,055,007
Peter J. Solomon	25,239,452	1,054,628
Mark Weber	22,482,204	3,811,876

The proposal for Ernst & Young LLP to serve as the Company's independent auditors until the next stockholders' meeting was ratified. The votes were 26,164,027 For, 119,374 Against and 10,679 Abstentions.

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

	15.	Acknowledgement of Independent Accountants

(b)	Reports on Form 8-K filed during the quarter ended August 5, 2001:

No reports have been filed on Form 8-K during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

September 6, 2001

/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller