Form 10-Q
period 2001-11-04
PHILLIPS VAN HEUSEN CORP /DE/
filed 2001-12-18
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 4, 2001

OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Yes X No ___

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of November 19, 2001: 27,645,460 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Independent Accountants' Review Report	1

Condensed Consolidated Balance Sheets as of November 4, 2001, February 4, 2001 and October 29, 2000	2

Condensed Consolidated Income Statements for the thirteen weeks and thirty-nine weeks ended
November 4, 2001 and October 29, 2000	3

Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended
November 4, 2001 and October 29, 2000	4

Notes to Condensed Consolidated Financial Statements	5-7

Item 2 - Management's Discussion and Analysis of Results of Operations and
Financial Condition	7-10

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K	11-12

Signatures	13

Exhibit--Acknowledgment of Independent Accountants	14

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Independent Accountants' Review Report

Stockholders and Board of Directors

Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of November 4, 2001 and October 29, 2000 and the related condensed consolidated income statements and cash flows for the thirteen and thirty-nine week periods ended November 4, 2001 and October 29, 2000. These financial statements are the responsibility of the Company's management.

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

ERNST & YOUNG LLP

New York, New York

November 19, 2001

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	UNAUDITED	AUDITED	UNAUDITED
	November 4,	February 4,	October 29,
	2001	2001	2000

ASSETS
Current Assets:
Cash, including cash equivalents of $0, $17,965 and $1,420	$ 593	$ 20,223	$ 2,155
Trade receivables, less allowances of $2,406, $2,051 and $2,081	146,326	99,439	165,183
Inventories	266,755	273,035	291,105
Other, including deferred taxes of $24,789, $24,789 and $23,052	42,388	43,684	43,398
Total Current Assets	456,062	436,381	501,841
Property, Plant and Equipment	129,948	123,595	114,301
Goodwill and other intangible assets	113,936	113,217	95,663
Other Assets, including deferred taxes of $14,998, $24,199 and $30,692	43,683	51,171	55,890
	$743,629	$724,364	$767,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 28,400		$ 40,000
Accounts payable	32,857	$ 45,715	38,723
Accrued expenses	74,053	92,380	106,379
Total Current Liabilities	135,310	138,095	185,102
Long-Term Debt	248,917	248,851	248,834
Other Liabilities	71,995	68,857	71,542
Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000 shares authorized, no shares outstanding
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 27,645,460; 27,428,108 and 27,299,137	27,645	27,428	27,299
Additional Capital	121,376	118,755	117,753
Retained Earnings	138,712	122,704	117,165
	287,733	268,887	262,217
Less: 24,627 shares of common stock held in treasury - as of
November 4, 2001 and February 4, 2001	(326)	(326)
Total Stockholders' Equity	287,407	268,561	262,217

	$743,629	$724,364	$767,695

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 4,	October 29,	November 4,	October 29,
	2001	2000	2001	2000

Net sales	$405,002	$443,374	$1,106,303	$1,081,516

Cost of goods sold	261,248	293,642	721,057	709,440

Gross profit	143,754	149,732	385,246	372,076

Selling, general and administrative expenses	117,770	111,854	334,847	317,227

Income before interest and taxes	25,984	37,878	50,399	54,849

Interest expense, net	6,284	6,521	18,921	16,883

Income before taxes	19,700	31,357	31,478	37,966

Income tax expense	7,093	11,917	11,333	14,428

Net income	$ 12,607	$ 19,440	$ 20,145	$ 23,538

Basic net income per share	$ 0.46	$ 0.71	$ 0.73	$ 0.86

Diluted net income per share	$ 0.45	$ 0.71	$ 0.72	$ 0.86

Dividends declared per common share	$ 0.0375	$ 0.0375	$ 0.15	$ 0.1125

Note: The Company declared its fourth dividend of fiscal 2000 for $0.0375 per common share on November 1, 2000 which fell into the prior year's fourth quarter.

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Thirty-Nine Weeks Ended
	November 4,	October 29,
	2001	2000

OPERATING ACTIVITIES:
Net income	$ 20,145	$ 23,538
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	18,742	14,588
Equity income	(594)	(720)
Deferred income taxes	11,201	4,055

Changes in operating assets and liabilities:
Receivables	(46,887)	(98,761)
Inventories	6,280	(28,244)
Accounts payable and accrued expenses	(31,185)	25,268
Other-net	2,118	5,035
Net Cash Used By Operating Activities	(20,180)	(55,241)

INVESTING ACTIVITIES:
Property, plant and equipment acquired	(20,951)	(17,655)
Acquisition of net assets associated with Arrow and Kenneth Cole
license agreements	(5,000)	(56,765)
Other-net	(600)
Net Cash Used By Investing Activities	(26,551)	(74,420)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	58,300	50,290
Payments on revolving line of credit	(29,900)	(10,290)
Exercise of stock options	2,838	65
Cash dividends	(4,137)	(3,070)
Net Cash Provided By Financing Activities	27,101	36,995

Decrease In Cash	(19,630)	(92,666)

Cash at beginning of period	20,223	94,821

Cash at end of period	$ 593	$ 2,155

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

The results of operations for the thirty-nine weeks ended November 4, 2001 and October 29, 2000 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

INVENTORIES

Inventories are summarized as follows:
	November 4,	February 4,	October 29,
	2001	2001	2000

Raw materials	$ 5,024	$ 12,514	$ 11,278
Work in process	6,779	9,622	16,740
Finished goods	254,952	250,899	263,087

Total	$266,755	$273,035	$291,105

Inventories are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first-out method (FIFO). Inventories would have been approximately $3,100, $5,100 and $5,600 higher than reported at November 4, 2001, February 4, 2001 and October 29, 2000, respectively, if the FIFO method of inventory accounting had been used for all apparel.

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

EARNINGS PER SHARE

The Company computed its basic and diluted net income per share by dividing net income by:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/4/01	10/29/00	11/4/01	10/29/00

Weighted Average Common Shares
Outstanding for Basic Net
Income Per Share	27,644,811	27,293,580	27,578,241	27,291,539

Impact of Dilutive Employee Stock Options	195,588	88,924	545,329	35,416

Total Shares for Diluted Net
Income Per Share	27,840,399	27,382,504	28,123,570	27,326,955

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

	Segment Data
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/4/01	10/29/00	11/4/01	10/29/00

Net sales-apparel	$305,153	$340,057	$ 824,627	$ 792,153

Net sales-footwear and related products	99,849	103,317	281,676	289,363

Total net sales	$405,002	$443,374	$1,106,303	$1,081,516

Operating income-apparel	$ 22,135	$ 35,956	$ 46,042	$ 52,278

Operating income-footwear
and related products	8,716	7,013	18,798	15,739

Total operating income	30,851	42,969	64,840	68,017

Corporate expenses	4,867	5,091	14,441	13,168

Income before interest and taxes	$ 25,984	$ 37,878	$ 50,399	$ 54,849

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 4, 2001 Compared With Thirteen Weeks Ended October 29, 2000

APPAREL SEGMENT

Net sales of the Company's apparel segment in the third quarter of 2001 were $305.2 million compared with $340.1 million last year. This decrease was due principally to a slowdown in consumer traffic at the Company's wholesale customers, which led to a further weakening of an already soft dress shirt market, and a decline in the Company's outlet store sales. This decrease was offset, in part, by growth in the Company's wholesale sportswear business, particularly Izod and Van Heusen.

Gross profit on apparel sales was 32.6% in the third quarter of 2001 compared with 32.2% last year. This increase was due principally to higher margins in the Company's wholesale sportswear business, particularly Izod and Van Heusen.

Selling, general and administrative expenses as a percentage of apparel sales were 25.4% in the third quarter of 2001 compared with 21.7% last year. This increase was due principally to the current quarter's sales decline which resulted in a lack of expense leverage.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the third quarter of 2001 were $99.8 million compared with $103.3 million last year. This decrease resulted principally from significantly less promotional selling than occurred in last year's third quarter.

Gross profit on footwear and related products sales was 44.2% in the third quarter of 2001 compared with 38.6% last year. This improvement was due principally to significantly less promotional selling than occurred in last year's third quarter, which resulted in higher gross margins.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the third quarter of 2001 were 35.5% compared with 31.9% last year. This percentage increase resulted principally from retail store operating expense increases against a decline in sales.

INTEREST EXPENSE

Interest expense in the third quarter of 2001 was $6.3 million compared with $6.5 million last year. This decrease resulted principally from lower interest rates and tight working capital management, offset, in part, by the cash used in 2000 to fund the acquisition of the Van Heusen trademark in parts of the world where the Company did not previously own the trademark.

INCOME TAXES

Income taxes were estimated at a rate of 36.0% for the current year compared with the 2000 full year rate of 37.6%. The decreased rate in the current year is due principally to various tax planning strategies implemented by the Company at the end of 2000.

CORPORATE EXPENSES

Corporate expenses of $4.9 million in the third quarter of 2001 were relatively flat with last year's $5.1 million.

Thirty-Nine Weeks Ended November 4, 2001 Compared With Thirty-Nine Weeks Ended October 29, 2000

APPAREL SEGMENT

Net sales of the Company's apparel segment in the first nine months of 2001 were $824.6 million, an increase of 4.1% from last year's $792.2 million. This increase was due principally to the current year's first half increase attributable to the growth of the Company's sportswear business, in particular Izod, combined with the additional volume resulting from the acquisition of the Arrow and Kenneth Cole licenses in July 2000. Partially offsetting the first half increase was the third quarter's decrease noted above.

Gross profit on apparel sales was 32.2% in the first nine months of 2001 compared with 32.8% last year. This decrease was due principally to the Company's wholesale business growing more rapidly than its retail business (the Company's wholesale business has lower gross margins than its retail business), including the impact of lower gross margins on Arrow dress shirts and sportswear which the Company began marketing in July 2000. Partially offsetting the first half decrease was the third quarter's increase noted above.

Selling, general and administrative expenses as a percentage of apparel sales in the first nine months of 2001 were 26.6% compared with 26.2% in 2000. This increase was due principally to a lack of expense leverage as operating expenses increased faster than sales.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the first nine months of 2001 were $281.7 million compared with $289.4 million last year. This decrease resulted principally from significantly less promotional selling than occurred last year.

Gross profit on footwear and related products sales was 42.6% in the first nine months of 2001 compared with 38.7% last year. This improvement was due principally to significantly less promotional selling than occurred last year, which resulted in higher gross margins.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first nine months of 2001 were 35.9% compared with 33.3% last year. This percentage increase resulted principally from retail store operating expense increases against a decline in sales.

INTEREST EXPENSE

Interest expense in the first nine months of 2001 was $18.9 million compared with $16.9 million last year. This increase was due principally to the cash used in 2000 to fund the acquisition of the Arrow and Kenneth Cole licenses, as well as the acquisition of the Van Heusen trademark in parts of the world where the Company did not previously own the trademark.

INCOME TAXES

Income taxes were estimated at a rate of 36.0% for the current year compared with the 2000 full year rate of 37.6%. The decreased rate in the current year is due principally to various tax planning strategies implemented by the Company at the end of 2000.

CORPORATE EXPENSES

Corporate expenses in the first nine months of 2001 were $14.4 million compared with $13.2 million last year. This increase was due principally to the timing of when logistical expenses are incurred during the year. As explained below, the seasonality of the Company's business is less pronounced in 2001. Corporate expenses for the full year 2001 are expected to increase approximately 5% over last year. The foregoing is a forward-looking statement and may be affected by factors such as changes in the Company's plans, strategies, objectives, expectations, intentions and levels of sales of the Company's products.

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

Net cash used by operations in the first nine months of 2001 was $20.2 million compared with $55.2 million in the prior year. This decrease was due principally to decreased inventories associated with the planned sales decrease in the fourth quarter of this year as well as lower receivables associated with the sales decrease in the third quarter of this year.

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

OUTLOOK

The Company estimates that sales for the thirteen week fourth quarter of 2001 will be 11% to 12% lower than the prior year's fourteen week fourth quarter, with earnings per diluted share in the range of $0.12 to $0.15. This would put estimated full year 2001 earnings per diluted share in the range of $0.84 to $0.87. The Company will record a one time after-tax restructuring charge, which is not included in the above estimate, of $13.0 to $14.5 million, or $0.47 to $0.51 per diluted share, in the fourth quarter to exit three dress shirt manufacturing facilities in Central America and to streamline certain corporate and divisional operations. Therefore, full year net earnings per diluted share after restructuring is estimated to be in the range of $0.33 to $0.40. The restructuring charge is part of an ongoing program of reducing costs and is expected to yield $8 to $10 million in annual cost savings by 2003. The Company also continues to manage aggressively working capital and expects to end the year with inventory 9% to 10% below prior year's levels. In addition, the Company currently estimates flat sales for 2002 with a down first half and growth coming in the second half of the year. Diluted net income per share is estimated to be $0.97 to $1.02 in 2002, which will follow the same seasonal trend as sales.

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

PART III - OTHER INFORMATION

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

	15.	Acknowledgement of Independent Accountants

(b)	Reports on Form 8-K filed during the quarter ended November 4, 2001:

No reports have been filed on Form 8-K during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

December 6, 2001

/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller