Form 10-K
period 2002-02-03
PHILLIPS VAN HEUSEN CORP /DE/
filed 2002-04-26
CIK 78239

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934
For the fiscal year ended February 3, 2002	Commission file number: 1-724

PHILLIPS-VAN HEUSEN CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-1166910
(State of incorporation)	(IRS Employer
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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock of registrant held by nonaffiliates of the registrant as of April 17, 2002 was approximately $392,831,000.

Number of shares of Common Stock outstanding as of April 17, 2002: 27,709,942.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Location in Form 10-K
in which incorporated
Registrant's Proxy Statement
for the Annual Meeting of	Part III
Stockholders to be held on June 11, 2002

* * *

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this Annual Report on Form 10-K, including, without limitation, statements relating to Phillips-Van Heusen Corporation's plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the extent of discounts and promotional pricing in which the Company is required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and civil conflict or war and political and labor instability in the countries where the Company's products are or are planned to be produced; and (v) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

Overview

The Company is a leading marketer of apparel and footwear. Its roster of brands includes Van Heusen® (dress shirts and sportswear), Bass® /G.H. Bass & Co.® (footwear, apparel and accessories), Geoffrey Beene® (dress shirts and sportswear), Izod® (dress shirts and sportswear), DKNY® (dress shirts), Arrow® (dress shirts and sportswear), Kenneth Cole New York® (dress shirts) and Reaction by Kenneth Cole® (dress shirts).

The Company is brand focused, managing the design, sourcing and manufacturing of substantially all of its products on a brand by brand basis. The Company's wholesale and retail products include dress, sport and knit shirts, casual and dress casual shoes and, to a lesser extent, sweaters, furnishings, bottoms, outerwear and leather and canvas accessories. Approximately 24% of the Company's net sales in fiscal 2001 were derived from sales of dress shirts, 26% from sales of footwear and related products and 50% from sales of other apparel goods, primarily branded sportswear. The Company markets its products at the wholesale level through national and regional department store chains and also directly to consumers through its own retail stores, generally located in factory outlet retail malls. The Company also presently markets Bass/G.H. Bass & Co. brand footwear, selected Izod brand sportswear and Van Heusen brand pilot shirts through the Internet on a limited basis. The Company believes that marketing through the wholesale channel is where the Company is able to build brand equity and is its core business, and it views its retail businesses as a complement to its strong branded positions in the wholesale market. Revenues from the Company's products occur principally in the United States.

The Company owns the Van Heusen, Bass/G.H. Bass & Co. and Izod brand trademarks. The Geoffrey Beene brand is licensed for dress shirts, men's sportswear and men's and women's apparel stores under agreements with Geoffrey Beene, Inc.; the Arrow brand is licensed for men's and boys' dress shirts and sportswear under an agreement with Cluett American Corp.; the DKNY brand is licensed for dress shirts under an agreement with Donna Karan Studio; and the Kenneth Cole brands are licensed for dress shirts under an agreement with K.C.P.L., Inc.

The Company's principal brands enjoy national recognition. In the United States, Van Heusen is the best-selling dress shirt brand and men's woven sport shirt brand, and Geoffrey Beene is the best-selling designer dress shirt brand. The Company believes that it is the largest supplier of dress shirts, including its branded, designer and private label offerings, in the United States. Izod is one of the best-selling men's sweater brands and one of the best-selling men's basic knit shirts in the United States. Bass/G.H. Bass & Co. is a leading brand of men's, women's and children's casual shoes at the moderate price range in the United States. In addition, the Izod Club® brand, which the Company owns and licenses to Oxford Industries Inc., is a leading golf apparel brand in pro shops and at resorts.

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

While focused on the wholesale sector, the Company also sells its products directly to consumers in Company-owned stores located primarily in factory outlet retail malls. At the end of fiscal 2001, the Company operated 719 stores. The stores are operated in four brand formats -- Van Heusen, Bass, Izod and Geoffrey Beene. Van Heusen and Bass, which appeal to the broader range of consumer, are in the broadest range of malls. Izod and Geoffrey Beene stores are located in malls in geographic areas where those brands have greater appeal. The Company believes its retail presence is an important complement to its strong branded positions in the wholesale market, facilitating product experimentation, the gathering of market intelligence and effective inventory control.

The Company was incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881, and, with respect to G.H. Bass & Co., a business begun in 1876. The Company's principal executive offices are located at 200 Madison Avenue, New York, New York 10016; its telephone number is (212) 381-3500.

Business

The Company's business is divided into two segments - (i) Apparel and (ii) Footwear and Related Products. The Apparel segment is operated in two groups - Dress Shirts and Sportswear. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Segment Data" in the Notes to Consolidated Financial Statements included in "Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K" for information regarding the revenues, profits and total assets attributable to these two segments.

Apparel

Dress Shirts

The Company's dress shirts currently are marketed principally under the Van Heusen, Geoffrey Beene, DKNY, Arrow, Izod, Kenneth Cole New York and Reaction by Kenneth Cole brands. The Van Heusen and Geoffrey Beene brands are the leaders in men's dress shirts in their respective categories, with a combined 2001 unit share in the key United States department store sector of 33%. In addition, the Company markets its dress shirts under the Etienne Aigner® and FUBU® brands and through private label programs.

Van Heusen brand dress shirts have provided a strong foundation for the Company for most of its history and constitutes the best-selling dress shirt brand in the United States. The Van Heusen dress shirt is marketed at wholesale in the moderate price range to department stores.

The Company began marketing Izod brand dress shirts in the third quarter of 2001. Like Izod brand sportswear, Izod dress shirts are marketed in the moderate to upper moderate price range in department stores. The Company believes that the success of Izod sportswear supports its presence in the department stores' dress shirt offerings and presents an opportunity for further development.

The Company markets Geoffrey Beene brand men's dress shirts under a license agreement with that designer, which expires in 2003 and which may be extended, at the Company's option (subject to the satisfaction of certain criteria), through 2013. Geoffrey Beene dress shirts are the best-selling designer dress shirts in the United States. Geoffrey Beene dress shirts are sold in the upper moderate price range to department and specialty stores.

The Company markets DKNY brand dress shirts under a license agreement that expires in December 2002. The Company is currently negotiating the renewal of this license agreement and there can be no assurances that the DKNY license agreement will be renewed. The failure to renew the license could adversely affect the Company's revenues. DKNY brand dress shirts are sold in the better price range to department and specialty stores. Arrow brand dress shirts are marketed under a license agreement that expires in 2007 and which may be extended, at the Company's option, through 2017. They are sold in the moderate price range to value department and chain stores. The two Kenneth Cole brands of dress shirts, Kenneth Cole New York and Kenneth Cole Reaction, are marketed under a license agreement that expires in 2005. These shirts are sold in the better price range to department and specialty stores.

Private label programs offer the retailer the ability to create its own line of exclusive merchandise and give the retailer control over distribution of the product. These programs present an opportunity for the Company to leverage its strong design and sourcing expertise. The Company's customers work with the Company's designers to develop shirts in the styles, sizes and cuts which the customers desire to sell in their stores with their particular store names or private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy product exclusivity. Private label products, however, generally do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same breadth of services and in- store sales and promotional support as branded manufacturers. The Company markets private label dress shirts to major national retail chains and department stores.

Sportswear

The Company's sportswear products are marketed principally under the Van Heusen, Izod, Geoffrey Beene and Arrow brands.

Van Heusen is the best-selling men's woven sport shirt brand in the United States. Van Heusen sportswear also includes knit sport shirts and sweaters. Like Van Heusen brand dress shirts, Van Heusen brand sport shirts and sweaters are marketed at wholesale in the moderate price range to department stores.

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

Izod occupies a major presence in department stores as a main floor lifestyle classification sportswear brand for all seasons. Izod brand apparel products consist of active inspired men's sportswear, including sweaters, knitwear, slacks, fleecewear and microfiber jackets. Izod products are marketed in the moderate to upper moderate price range in department stores.

The Company's Izod stores offer men's and women's active sportswear. The product assortments cater to an active lifestyle that revolves around the game of golf. In addition, the Company's Izod stores market easy care sportswear for travel, resort inspired casual sportswear and outerwear. All products are marketed in the moderate to upper moderate price category.

Geoffrey Beene brand men's sportswear is marketed at wholesale under the same license agreement as Geoffrey Beene dress shirts. Products are marketed in the upper moderate price range in department stores, and include men's sport shirts and knit tops.

The Company's Geoffrey Beene stores offer men's and women's apparel and accessories. Men's apparel is comprised of dress shirts and furnishings, as well as casual and dress casual sportswear. The women's product mix is also a combination of casual and dress casual sportswear. The merchandising strategy is focused on an upscale, fashion forward consumer who is prepared to purchase apparel in the upper moderate price range. The Company offers Geoffrey Beene products in its stores under a license agreement which expires in December 2002 and is renewable, at the Company's option (subject to the satisfaction of certain criteria), through 2011. It is the Company's intention to renew this license in 2002. However, there can be no assurances that this will be the case. The failure to renew the license would adversely affect the Company's revenues and profits.

Arrow brand sportswear is marketed at wholesale under the same license agreement as Arrow dress shirts. Products are marketed in the moderate price range to value department and chain stores. Arrow brand apparel products that the Company markets consist of men's knit and woven tops, sweaters and bottoms.

The Company's extensive resources in both product development and sourcing have permitted it to market successfully private label sport shirts to major national retail chains and department stores. The Company also markets private label sport shirts to companies in service industries, including major airlines and food chains.

Footwear and Related Products

The Company markets a broad range of casual and dress casual shoes and related products for men, women and children under the Bass/G.H. Bass & Co. brand. The brand has a long history of highly recognizable and innovative products. Bass/G.H. Bass & Co. is a leading brand of men's, women's and children's casual shoes in the moderate price range in the United States.

The Company markets its footwear products at wholesale to department stores and specialty shoe stores. In addition, the Company also markets Bass/G.H. Bass & Co. footwear internationally to retailers in Europe, Canada, South America, the Middle East, Africa and Asia.

The Company's Bass stores typically carry a modified assortment of Bass/G.H. Bass & Co. footwear from its wholesale line, as well as styles not available in the wholesale line, in the moderate price range. The stores also carry apparel and accessories for men and women and other complementary products.

Competition

The apparel industry is highly competitive due to its fashion orientation, its mixture of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Some of the larger brand apparel competitors include Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Perry Ellis and Chaps. In addition, the Company faces significant competition from retailers, including its own wholesale customers, through their private label programs.

The footwear industry is characterized by fragmented competition. Consequently, retailers and consumers have a wide variety of choices regarding brands, style and price. However, over the years, the Bass/G.H. Bass & Co. brand has maintained its important position in the casual footwear market, while extending the brand's offerings in modern, contemporary casual and dress casual styles. Few of its competitors have the overall men's and women's brand recognition of Bass/G.H. Bass & Co. The Company's primary competitors include Dockers, Timberland, Rockport and Sperry.

Based on the variety of the apparel and footwear marketed by the Company, the various channels of distribution it has developed, its logistics and sourcing expertise, and the strength of the Company's brands, the Company believes it is particularly well-positioned to compete in the apparel and footwear industries.

Merchandise Design and Product Procurement

The Company employs separate teams of designers and merchandisers for each of its brands, creating a structure that focuses on the brand's special qualities and identity. These designers and merchandisers consider consumer taste, fashion trends and the economic environment when creating a product plan for a particular season for their brand. The Company also employs sourcing specialists who focus on the manufacturing and sourcing needs of its brands. In addition, the Company operates a worldwide network of foreign offices and buying agents for purposes of providing technical support and quality control to those sourcing specialists.

The process from initial design to finished product varies greatly, but generally spans seven to ten months prior to each selling season. Apparel and footwear product lines are developed primarily for two major selling seasons, spring and fall. However, certain Company product lines require more frequent introductions of new merchandise. Raw materials and production commitments are generally made two to six months prior to production and quantities are finalized at that time. In addition, sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made both to increase or reduce inventories.

A portion of the Company's dress shirts is manufactured in the Company's domestic apparel manufacturing facility in Alabama. However, most of the Company's dress shirts and all of its sportswear are sourced and manufactured to the Company's specifications by independent manufacturers in the Far East, Middle East, Caribbean and Asia who meet its quality, cost and human rights requirements. Footwear is sourced and manufactured to the Company's specifications by independent manufacturers who meet the Company's quality, cost and human rights requirements, principally located in the Far East, Italy and Brazil.

The Company's foreign offices and buying agents enable the Company to monitor the quality of the goods manufactured by, and the delivery performance of, its suppliers. The Company continually seeks additional suppliers throughout the world for its sourcing needs and places its orders in a manner designed to limit the risk that a disruption of production at any one facility could cause a serious inventory problem. The Company has not experienced significant production delays or difficulties in importing goods. The Company's purchases from its suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. No single supplier is critical to the Company's production needs, and the Company believes that an ample number of alternative suppliers exist should the Company need to secure additional or replacement production capacity.

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

Advertising and Promotion

The Company advertises its brands primarily in national print media, including fashion, entertainment/human interest, business, men's, women's and sports magazines. The Company continues its efforts in cooperative advertising, as it believes that brand awareness and in-store positioning are further supplemented by the Company's continuation of such a program.

With respect to the Company's retail operations, the Company relies upon local outlet mall developers to promote traffic for their centers. Outlet center developers employ multiple formats, including signage (highway billboards, off-highway directional signs, on-site signage and on-site information centers), print advertising (brochures, newspapers and travel magazines), direct marketing (to tour bus companies and travel agents), radio and television, and special promotions.

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

Licensing

The Company has multiple and varied licensing agreements under which it licenses the use of its brand names. The Company licenses the Van Heusen name for dress shirts and sportswear throughout the world, excluding the United States. The Company also licenses the use of the Van Heusen name around the world for various products, including boy's apparel, pants, sleepwear, eyewear, neckwear, belts, hosiery, outerwear, suits, men's jewelry, small leather goods and 'big and tall' sportswear. The Company licenses the use of the Izod name for neckwear, tailored clothing, belts, boy's sportswear and sleepwear, 'big and tall' sportswear, men's and women's hosiery, eyewear, sleepwear, linens and towels in the United States, and for men's and women's sportswear in Canada and Australia. The Company licenses the use of the Izod Club name for men's and women's golf apparel in the United States, Canada and Europe, and the G.H. Bass & Co. name for eyewear in the United States. In addition, the Company sublicenses the Arrow name for boyswear.

The Company plans to continue expanding its worldwide marketing efforts, utilizing licensing and other strategic partnerships for all its brands. A substantial portion of sales by its domestic licensing partners are made to the Company's largest customers. While the Company has significant control over its licensing partners' products and advertising, it relies on its licensing partners for, among other things, operational and financial controls over their businesses. Although the Company believes in most circumstances it could replace existing licensing partners if necessary, its inability to do so for any period of time could adversely affect the Company's revenues both directly from reduced licensing revenue received and indirectly from reduced sales of the Company's other products. To the extent the equity and awareness of each of the Company's brands grows, the Company expects to gain even greater opportunities to build on its licensing efforts.

Tariffs and Import Restrictions

A substantial portion of the Company's products is manufactured by contractors located outside the United States. These products are imported and are subject to United States Customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel established by the United States government. In addition, a portion of the Company's imported products are eligible for certain duty-advantaged programs commonly known as NAFTA, AGOA, CBTPA and CBI. While importation of goods from certain countries from which the Company obtains goods may be subject to embargo by United States Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas and can, in most cases, shift production to contractors located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on the Company's business. Moreover, with the gradual elimination over the next few years of textile and apparel quotas resulting from the United State's membership in the World Trade Organization, quota restrictions will no longer affect the Company's business.

Employees

As of February 3, 2002, the Company employed approximately 5,200 persons on a full-time basis and approximately 3,600 persons on a part- time basis. Approximately 4% of the Company's 8,800 employees are represented for the purpose of collective bargaining by four different unions. Additional persons, some represented by these four unions, are employed from time to time based upon the Company's manufacturing schedules and retailing seasonal needs. The Company believes that its relations with its employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information concerning the Company's Executive Officers:
Name	Position	Age

Bruce J. Klatsky	Chairman and Chief Executive Officer;
	Director	53
Mark Weber	President and Chief Operating Officer;
	Director	53
Emanuel Chirico	Executive Vice President and
	Chief Financial Officer	44
Allen E. Sirkin	Vice Chairman, Dress Shirts	59
Diane M. Sullivan	Vice Chairman, Footwear	46
Francis K. Duane	Vice Chairman, Sportswear	45

Mr. Bruce J. Klatsky has been employed by the Company in various capacities over the last 30 years, and was President of the Company from 1987 to 1998. Mr. Klatsky has served as a director of the Company since 1985 and was named Chief Executive Officer in 1993 and Chairman of the Board of Directors in 1994.

Mr. Mark Weber has been employed by the Company in various capacities over the last 30 years, was named Vice Chairman of the Company in 1995 and was named President and Chief Operating Officer in 1998.

Mr. Emanuel Chirico joined the Company as Vice President and Controller in 1993. Mr. Chirico was named Executive Vice President and Chief Financial Officer in 1998.

Mr. Allen E. Sirkin has been employed by the Company since 1985. He has served as Vice Chairman of the Company since 1995.

Ms. Diane M. Sullivan joined the Company as Vice Chairman in September 2001. From 1999 until 2001, Ms. Sullivan was President and Chief Operating Officer, as well as a Director, of The Stride Rite Corporation, a footwear company. From 1997 until 1999, she was a Group President with The Stride Rite Corporation.

Mr. Francis K. Duane was named Vice Chairman of the Company in February, 2001 after serving as President of the Company's Izod division since May 1998. From 1996 until 1998, Mr. Duane was President, Worldwide Sales, of Guess Inc., an apparel company.

Each of the Company's executive officers holds the office indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors held immediately following the Annual Meeting of Stockholders.

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
Apparel

	Square Feet of
	Floor Space (000's)

	Owned	Leased	Total

Manufacturing Facilities	57	61	118
Warehouse and Distribution Centers	1,599	564	2,163
Administrative	16	336	352
Retail Stores	0	1,793	1,793

	1,672	2,754	4,426

Footwear and Related Products

	Owned	Leased	Total

Warehouse and Distribution Centers	347	0	347
Administrative	20	125	145
Retail Stores	0	1,484	1,484

	367	1,609	1,976

Information with respect to minimum annual rental commitments under leases in which the Company is a lessee is included in the note entitled "Leases" in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

The Company is a party to certain litigation which, in management's judgment based in part on the opinions of legal counsel, will not have a material adverse effect on the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

Certain information with respect to the market for the Company's common stock, which is listed on the New York Stock Exchange, and related security holder matters appear in the Notes to Consolidated Financial Statements under the headings "Other Comments" on page F-18, "Selected Quarterly Financial Data" on page F-19 and "Ten Year Financial Summary" on pages F-21 and F-22. As of April 17, 2002, there were 1,160 stockholders of record of the Company's common stock. The closing price of the Company's common stock on April 17, 2002 was $15.06.

Item 6. Selected Financial Data

Selected Financial Data appears under the heading "Ten Year Financial Summary" on pages F-21 and F-22.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations

Reflecting on the past year, one can view 2001 as two distinct time periods. During the first half of 2001, the Company continued the growth momentum it carried into the year and further solidified its position in dress shirts, sportswear and footwear. Sales and earnings during this period grew 10% and 84%, respectively, with sportswear gaining market share, led by Izod and Van Heusen, and Bass continuing its strong financial turnaround.

Circumstances changed drastically after the tragic events of September 11 and this, in addition to its personal toll, had a major negative impact on the Company's business in the second half of the year. Despite this turn of events, which significantly impacted sales and earnings versus the Company's initial expectations, the Company ended the year with very clean inventories, positive cash flow of $23 million and maintained or grew its market share position in dress shirts, sportswear and footwear.

In the fourth quarter of 2001, in response to the changing economic climate and the gradual elimination over the next few years of import quotas on apparel, the Company recorded a $21.0 million charge which included $15.6 million to make certain staff reductions and exit three Central American dress shirt manufacturing facilities and $5.4 million to liquidate certain related dress shirt inventories. The Company believes that these actions will yield greater efficiency and flexibility in sourcing and, in 2002, will benefit the Company with decreased expense levels and, beginning in the second half of the year, with lower cost of goods.

In the Apparel segment, despite a very weak dress shirt environment, the Company increased its share of sales in department stores. The wholesale sportswear businesses achieved double digit growth in sales as Izod and Van Heusen increased penetration and broadened product presentation, and Arrow improved its position within Kohl's and Sears.

In the Footwear and Related Products segment, a major highlight was the continuation of the financial turnaround begun in the fourth quarter of 2000, as significant gross margin improvement was driven by greatly reduced promotional selling.

The Company believes that its strategy of providing a broad spectrum of consumers with nationally recognized branded dress shirts, sportswear and footwear that embody appropriate fashion at a great value is never more relevant as it is in these uncertain times. The Company's products are solidly placed in their respective market segments across broad and diversified channels of distribution. The Company believes that it continues to be well-positioned to grow its existing brands as well as to add new brands to its existing infrastructure, giving it significant opportunity to enhance future financial performance.

Results of Operations

The Company manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. Of the $21.0 million charge for restructuring and other costs mentioned above, $19.0 million related to the Apparel segment and $2.0 million to the Footwear and Related Products segment.

Apparel

Net sales of the Apparel segment were $1,061.4 million in 2001 against $1,071.0 million in 2000 and $885.8 million in 1999. Excluding the 53rd week in 2000, apparel sales were up 1% this year. Sales in 2001 were impacted by a very weak dress shirt environment offset by strength in sportswear, especially Izod and Van Heusen. The increase in 2000 versus 1999 was due to the strong performance of the Company's then existing sportswear and dress shirt brands and the additional volume associated with the July 2000 acquisition of the Arrow and Kenneth Cole licenses.

Gross margin was 33.2% in 2001 compared with 32.8% in 2000 and 34.2% in 1999. The gross margin in 2001 excludes the previously mentioned $5.4 million charge relating to restructuring and other costs. The gross margin percent increased in 2001 as aggressive inventory management positioned the Company to manage through the weak sales trends at both wholesale and in its retail stores. In comparison, the decrease in gross margin percent in 2000 versus 1999 resulted from a significant shift in the sales mix driven by the more rapid growth in the Company's wholesale businesses, which carry lower gross margins, than its retail businesses. Selling, general and administrative expenses, before restructuring and other charges of $13.6 million, was 27.2% as a percentage of sales in 2001 compared with 25.8% in 2000 and 27.9% in 1999. The increase versus 2000 reflects the lack of sales leverage in 2001.

Operating income of the Apparel segment was $64.0 million in 2001 before restructuring and other charges of $19.0 million, or $45.0 million after these charges. This compares with $74.9 million in 2000 and $55.6 million in 1999. The decline in 2001 reflects, in addition to the restructuring charge, the impact of the lack of sales growth and the inability to leverage expenses. In 2000, all of the Company's divisions experienced operating income margin improvements, as the operating income margin of the Apparel segment improved to 7.0% in 2000 from 6.3% in 1999. The operating income margin before restructuring and other charges declined to 6.0% in 2001.

Footwear and Related Products

Net sales of the Footwear and Related Products segment were $370.5 million in 2001 versus $384.5 million in 2000 and $385.7 million in 1999. The 2001 sales decline was principally attributable to the second half of the year, as the soft retail environment was exacerbated by the events of September 11. Sales in 2000, down for most of that year, had begun to recover in the fourth quarter, which also included an additional week of sales.

Gross margin continued to be a highlight and reached 42.9% in 2001, up from 39.2% in 2000 and 38.0% in 1999. This represents an almost 500 basis point improvement over this three year period. In 2001, the improvement was driven by the significantly reduced level of promotional selling. The improvement in gross margin in 2000 is directly attributable to the closure of Bass' two manufacturing facilities in 1999, which enabled the Company to source footwear product more effectively. In 2001, selling, general and administrative expenses as a percentage of sales increased to 37.1% before $2.0 million of restructuring and other charges. This compares with 34.6% and 33.2% in 2000 and 1999, respectively. The increase in all years is driven by the absence of sales growth and the resulting inability to leverage expenses.

Operating income of the Footwear and Related Products segment increased 21% to $21.5 million before restructuring and other charges, or to $19.5 million after such charges. Overall operating margins increased to 5.8% in 2001 before restructuring and other charges, compared with 4.6% and 4.8% in 2000 and 1999, respectively.

Corporate Expenses

Corporate expenses were $23.4 million in 2001, $22.2 million in 2000 and $26.0 million in 1999. The decreased expense level in 2000 was due to the absence of Year 2000 computer conversion costs that were incurred in 1999.

Interest Expense

Net interest expense in 2001 was $24.5 million compared with $22.3 million in 2000 and $22.4 million in 1999. The increase in 2001 reflects funding the acquisition of the Arrow and Kenneth Cole licenses in mid-2000, as well as the year end acquisition of the Van Heusen trademark in the parts of the world where the Company did not previously own the trademark. Interest expense was relatively flat in 2000 versus 1999 as the benefit of the positive cash flow from operations in 2000 offset the use of cash for the acquisition of the net assets associated with the Arrow and Kenneth Cole licenses at the end of the second quarter.

Income Taxes

The income tax expense rate was 36.0% in 2001 compared with 37.6% in 2000 and 34.8% in 1999. The tax rate in 2001 reflects tax saving strategies implemented by the Company at the end of 2000. The increase in 2000 resulted principally from closing Bass' manufacturing operations in Puerto Rico in the third quarter of 1999, which resulted in a higher percentage of pre-tax income being subject to U.S. tax. The full year impact of this closing on the effective tax rate was reflected in 2000 while 1999 had only a partial year effect.

Liquidity and Capital Resources

Cash provided by operating activities was $63.7 million in 2001 compared with $35.4 million in 2000 and $74.0 million in 1999. The higher level of cash from operations in 2001 was primarily the result of the Company's aggressive management of working capital, notably inventory. The higher level in 1999 came from the liquidation of working capital associated with the Company's exiting of its Gant and Izod Club businesses. The Company anticipates cash flow from operations to approximate $50 to $55 million in 2002 as the expected increase in earnings is planned to be offset by a build in working capital, principally higher receivables related to the anticipated increase in fourth quarter sales. The foregoing is a forward-looking statement. Factors that could affect the Company's ability to attain this cash flow forecast include the failure to attain projected sales levels, to collect receivables as projected, variations in projected inventory levels and increased costs.

Capital spending in 2001 was $33.4 million compared with $31.9 million in 2000 and $31.3 million in 1999. The Company anticipates capital spending in 2002 to approximate $32 to $34 million, which it expects to fund from operating cash flow. The foregoing is a forward- looking statement. Changes in the Company's plans or projections regarding store refurbishment and logistics infrastructure investment, as well as a change in cash flow could affect actual capital spending levels.

Total debt as a percentage of total capital was 48.4% at the end of 2001 compared with 48.1% and 50.7% at the end of 2000 and 1999, respectively. The Company believes that its ability to generate positive cash flow, combined with its borrowing capacity under its revolving credit agreement, provides sufficient liquidity for potential investment opportunities that may arise. The foregoing is a forward-looking statement and may be affected by factors such as changes in cash flow or the size of any acquisition the Company may undertake. The Company does not currently have any understanding regarding any acquisition.

The Company's Credit Facility expires in April 2003. The Company believes it will be able to resyndicate this facility prior to year- end 2002. However, given current market conditions, borrowing spreads are likely to be 100 to 150 basis points higher than borrowing spreads under the existing Credit Facility. The foregoing are forward-looking statements. The Company's ability to enter into a new credit facility and the pricing thereof will be affected by factors such as the Company's financial condition and conditions in the lending market.

Market Risk

Financial instruments held by the Company include cash equivalents and long-term debt. Based on the amount of cash equivalents held by the Company at February 3, 2002 and the average net amount of cash equivalents which the Company anticipates holding during 2002, it believes that a change of 100 basis points in interest rates would not have a material effect on the Company's financial position. The long-term debt footnote to the Company's consolidated financial statements outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of the Company's fixed rate long-term debt.

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

Also contributing to the strength of the second half is the high volume of Fall shipments to wholesale customers, which are generally more profitable than Spring shipments. The less profitable Spring selling season at wholesale combines with retail seasonality to make the first quarter weaker than the other quarters.

Accounting Policies Involving Significant Estimates

The Company's financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are among the more critical judgment areas in the application of its accounting policies that currently affect its financial condition and results of operations:

Sales allowance accrual - The Company has arrangements with many of its department and specialty store customers to support those customers' sales of the Company's products. The Company establishes accruals which, based on a review of the individual customer arrangements and the expected performance of the Company's products in those customers' stores, it believes will be required to satisfy its obligations with its customers. It is possible that the Company's estimates could vary from actual results, which would require the Company to adjust the allowance accruals.

Inventories - The Company states its inventories at the lower of cost or market. When market conditions indicate that inventories may need to be sold below cost, the Company writes down its inventories to the estimated net realizable value. The Company believes that all inventory writedowns required at February 3, 2002 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Income taxes - As of February 3, 2002, the Company has deferred tax assets totaling $49 million, of which $33 million relates to tax loss and credit carryforwards which begin to expire principally in 2010. Realization of these carryforwards is primarily dependent upon the Company's achievement of future taxable income. Based on the extended expiration dates and projections of future taxable income, the Company has determined that realization of these assets is more likely than not. If future changes to market conditions require the Company to change its judgment as to realization, it is possible that material adjustments to the deferred tax asset may be required.

Goodwill and other intangible assets - As discussed under the heading "Accounting Pronouncement" in the Notes to Consolidated Financial Statements, in 2002 the Company is adopting FASB Statement No. 142. This statement requires, among other things, that goodwill and other indefinitely lived intangible assets no longer be amortized, and instead be tested for impairment based on fair value. An impairment loss could have a material adverse impact on the Company's financial condition and results of operations. Performance of the goodwill impairment tests will require significant judgments regarding the allocation of net assets to the reporting unit level, which is the level at which the impairment tests are required. The determination of whether an impairment exists will also depend on, among other factors, the estimated fair value of the reporting units, which itself will depend in part on market conditions, including the price of the Company's common stock.

Investment in Gant AB - As of February 3, 2002, other noncurrent assets include $13 million as an equity investment in Gant AB, which owns the Gant trademark. The Company evaluates annually whether the carrying amount of this investment is impaired based on the estimated fair market value of Gant AB.

Medical claims accrual - The Company self-insures a significant portion of its employee medical costs. Based on trends and number of covered employees, the Company records estimates of medical claims which have been incurred but not paid. If actual medical claims varied significantly from these estimates, an adjustment to the medical claims accrual would be required.

Pension benefits - Included in the calculations of expense and liability for the Company's pension plans are various assumptions, including return on assets, discount rate and future compensation increases. Based on these assumptions, and due in large part to poor performance of U.S. equity markets in the past two years, the Company has certain unrecognized costs for its pension plans at February 3, 2002. Depending on future asset performance and discount rates, the Company could be required to amortize these costs in the future which could have a material effect on future pension expense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to Quantitative and Qualitative Disclosures About Market Risk appears under the heading "Market Risk" in Item 7.

Item 8. Financial Statements and Supplementary Data

See page F-1 of this report for a listing of the consolidated financial statements and supplementary data included in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 11, 2002. Information with regard to compliance by the Company's officers and directors with section 16(a) of the Securities Exchange Act of 1934, as amended is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 11, 2002. Information with regard to the Company's executive officers is contained in the section entitled "Executive Officers of the Registrant" in Item 1, Part I of this report.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 11, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 11, 2002.

Item 13. Certain Relationships and Related Transactions

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" of the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 11, 2002.

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

+4.12

Amendment No. 4, dated as of December 4, 2001 to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party thereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent.

4.13

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

*10.1	1987 Stock Option Plan, including all amendments through April 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended May 4, 1997).

+*10.2	Phillips-Van Heusen Corporation Special Severance Benefit Plan, as amended through March 7, 2002.

*10.3	Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 16, 1987).

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

+ *10.10	Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997, as amended through December 18, 2001.

*10.11

Phillips-Van Heusen Corporation Senior Management Bonus Program for fiscal year 1999 (incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-Q for the period ended August 1, 1999).

*10.12

Phillips-Van Heusen Corporation Long-Term Incentive Plans for the 21 month period ending February 4, 2001 and the 33 month period ending February 3, 2002 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2000).

+*10.13	Phillips-Van Heusen Corporation 2000 Stock Option Plan, effective as of April 27, 2000, as amended through December 18, 2001.

*10.14

Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, effective as of March 2, 2000, as amended through March 7, 2001 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended February 4, 2001).

*10.15

Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of January 31, 2000 (incorporated by reference to Exhibit 10.17 to the Company's report on Form 10-Q for the period ended July 30, 2000).

21.	Subsidiaries of the Company.

23.	Consent of Independent Auditors.

(b) Reports on Form 8-K filed during the fourth quarter of 2001:

None

(c) Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

(d) Financial Statement Schedules: See page F-1 for a listing of the financial statement schedules submitted as part of this report.

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 14(a) of this report.

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION

By: /s/ Bruce J. Klatsky
Bruce J. Klatsky
Chairman, Chief Executive
Officer and Director

Date: April 24, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Bruce J. Klatsky	Chairman, Chief Executive	April 24, 2002
Bruce J. Klatsky	Officer and Director
(Principal Executive Officer)

/s/ Mark Weber	President, Chief Operating	April 17, 2002
Mark Weber	Officer and Director

/s/ Emanuel Chirico	Executive Vice President and	April 15, 2002
Emanuel Chirico	Chief Financial Officer
(Principal Financial Officer)

/s/ Vincent A. Russo	Vice President and Controller	April 15, 2002
Vincent A. Russo	(Principal Accounting Officer)

/s/ Edward H. Cohen	Director	April 19, 2002
Edward H. Cohen

/s/ Joseph B. Fuller	Director	April 24, 2002
Joseph B. Fuller

/s/ Joel H. Goldberg	Director	April 15, 2002
Joel H. Goldberg

/s/ Marc Grosman	Director	April 19, 2002
Marc Grosman

/s/ Dennis F. Hightower	Director	April 19, 2002
Dennis F. Hightower

/s/ Maria Elena Lagomasino	Director	April 15, 2002
Maria Elena Lagomasino

/s/ Harry N.S. Lee	Director	April 17, 2002
Harry N.S. Lee

/s/ Bruce Maggin	Director	April 19, 2002
Bruce Maggin

/s/ Peter J. Solomon	Director	April 16, 2002
Peter J. Solomon

FORM 10-K-ITEM 14(a)(1) and 14(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
14(a)(1)	The following consolidated financial statements and supplementary data are included in Item 8 of this report:
Consolidated Income Statements--Years Ended
February 3, 2002, February 4, 2001 and January 30, 2000	F-2

Consolidated Balance Sheets--February 3, 2002 and
February 4, 2001	F-3

Consolidated Statements of Cash Flows--Years Ended
February 3, 2002, February 4, 2001 and January 30, 2000	F-4

Consolidated Statements of Changes in Stockholders'
Equity--Years Ended February 3, 2002, February 4, 2001
and January 30, 2000	F-5

Notes to Consolidated Financial Statements	F-6

Selected Quarterly Financial Data	F-19

Report of Ernst & Young LLP, Independent Auditors	F-20

10 Year Financial Summary	F-21

14(a)(2)	The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-23

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)
	2001	2000	1999

Net sales	$1,431,892	$1,455,548	$1,271,490
Cost of goods sold	925,662	950,176	820,464

Gross profit	506,230	505,372	451,026
Selling, general and administrative expenses	465,091	434,835	402,716
Income before interest and taxes	41,139	70,537	48,310

Interest expense, net	24,451	22,322	22,430

Income before taxes	16,688	48,215	25,880
Income tax expense	6,008	18,115	9,007

Net income	$ 10,680	$ 30,100	$ 16,873

Basic net income per share	$ 0.39	$ 1.10	$ 0.62

Diluted net income per share	$ 0.38	$ 1.10	$ 0.62

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

February 3,	February 4,
2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$ 43,579	$ 20,223
Trade receivables, less allowances of $2,496 and $2,051	81,551	99,439
Inventories	233,704	273,035
Other, including deferred taxes of $19,656 and $24,789	46,466	43,684
Total Current Assets	405,300	436,381
Property, Plant and Equipment	135,817	123,595
Goodwill and other intangible assets	112,975	113,217
Other Assets, including deferred taxes of $29,633 and $24,199	54,841	51,171

	$708,933	$724,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 29,375	$ 45,715
Accrued expenses	84,983	92,380
Total Current Liabilities	114,358	138,095
Long-Term Debt	248,935	248,851
Other Liabilities	79,913	68,857
Stockholders' Equity:
Preferred stock, par value $100 per share; 150,000 shares
authorized; no shares outstanding
Common stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 27,646,172 and 27,428,108	27,646	27,428
Additional capital	121,659	118,755
Retained earnings	129,248	122,704
Accumulated other comprehensive loss	(12,500)
	266,053	268,887
Less: 24,627 shares of common stock held in treasury -
at cost	(326)	(326)

Total Stockholders' Equity	265,727	268,561

	$708,933	$724,364

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	2001	2000	1999
Operating activities:
Net income	$ 10,680	$ 30,100	$ 16,873
Adjustments to reconcile to net cash provided
by operating activities:
Depreciation and amortization	25,734	20,051	19,417
Deferred income taxes	5,156	9,885	8,193
Equity income	(486)	(864)	(1,080)

Changes in operating assets and liabilities:
Receivables	17,888	(33,018)	21,616
Inventories	39,331	(10,173)	26,931
Accounts payable and accrued expenses	(23,737)	13,515	5,849
Acquisition of inventory associated with John
Henry and Manhattan license agreement			(17,212)
Prepaids and other-net	(10,913)	5,893	(6,607)

Net Cash Provided By Operating Activities	63,653	35,389	73,980

Investing activities:
Property, plant and equipment acquired	(33,406)	(31,898)	(31,291)
Acquisition of net assets associated with Arrow
and Kenneth Cole license agreements	(5,000)	(56,765)
Acquisition of worldwide rights to Van Heusen trademark	(600)	(18,100)
Sale of Gant trademark, net of related costs			65,251

Net Cash Provided (Used) By Investing Activities	(39,006)	(106,763)	33,960

Financing activities:
Proceeds from revolving line of credit	58,300	50,290	41,600
Payments on revolving line of credit	(58,300)	(50,290)	(61,600)
Exercise of stock options	2,845	1,196	16
Acquisition of treasury shares		(326)
Cash dividends	(4,136)	(4,094)	(4,092)

Net Cash Used By Financing Activities	(1,291)	(3,224)	(24,076)

Increase (decrease) in cash	23,356	(74,598)	83,864
Cash at beginning of period	20,223	94,821	10,957

Cash at end of period	$ 43,579	$ 20,223	$ 94,821

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share data)

					Accumulated
	Common Stock				Other
	Shares	$1 par Value	Additional Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders' Equity

January 31, 1999	27,287,985	$27,288	$117,683	$ 83,917			$228,888
Net income				16,873			16,873
Stock options exercised	1,884	2	14				16
Cash dividends				(4,092)			(4,092)

January 30, 2000	27,289,869	27,290	117,697	96,698			241,685
Net income				30,100			30,100
Stock options exercised	138,239	138	1,058				1,196
Cash dividends				(4,094)			(4,094)
Acquisition of 24,627
treasury shares						$(326)	(326)

February 4, 2001	27,428,108	27,428	118,755	122,704		(326)	268,561
Net income				10,680			10,680
Minimum pension liability,
net of tax					$ (12,500)		(12,500)
Total comprehensive loss							(1,820)
Stock options exercised	218,064	218	2,627				2,845
Tax benefit from exercise
of stock options			277				277
Cash dividends				(4,136)			(4,136)

February 3, 2002	27,646,172	$27,646	$121,659	$129,248	$ (12,500)	$(326)	$265,727

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

Fiscal Year - Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Results for 2001 represent the 52 weeks ended February 3, 2002. Results for 2000 represent the 53 weeks ended February 4, 2001. Results for 1999 represent the 52 weeks ended January 30, 2000.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Asset Impairments - The Company records impairment losses on long-lived assets (including goodwill) when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets. As explained in the note entitled "Accounting Pronouncement," beginning in 2002 the Company will test goodwill and other indefinitely lived intangible assets for impairment under the fair value approach prescribed in FASB Statement No. 142, "Goodwill and Other Intangible Assets".

Inventories - Inventories are stated at the lower of cost or market. Cost for certain apparel inventories of $105,768 (2001) and $134,331 (2000) is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first-out method (FIFO).

Property, Plant and Equipment - Depreciation is computed principally by the straight line method over the estimated useful lives of the various classes of property.

Goodwill and Other Intangible Assets - Included in goodwill and other intangible assets is goodwill of $94,742 and $95,117 in 2001 and 2000, respectively, net of accumulated amortization of $17,316 and $13,942 in 2001 and 2000, respectively. Goodwill and other intangible assets are amortized principally using the straight line method over 40 years. As explained in the note entitled "Accounting Pronouncement," beginning in 2002 the Company will no longer amortize goodwill and other indefinitely lived intangible assets.

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

Advertising - Advertising costs are expensed as incurred and totalled

$33,132 (2001), $34,773 (2000) and $26,922 (1999).

Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, "Goodwill and Other Intangible Assets". FASB Statement No. 142 changes the accounting for goodwill and intangible assets deemed to have indefinite lives from an amortization method to an impairment-only approach based on fair value. The Company is adopting this Statement in 2002. Amortization of goodwill and other indefinitely lived intangible assets in 2001 was $3,842, of which $3,374 related to goodwill and $468 related to indefinitely lived intangible assets. The Company has not yet completed the transitional impairment tests required under this Statement.

Earnings Per Share

The Company computed its basic and diluted earnings per share by dividing net income by:
	2001	2000	1999

Weighted Average Common Shares Outstanding
for Basic Earnings Per Share	27,595,111	27,305,450	27,288,692

Impact of Dilutive Employee Stock Options	451,706	110,499	14,103

Total Shares for Diluted Earnings Per Share	28,046,817	27,415,949	27,302,795

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes

Income taxes consist of:
	2001	2000	1999
Federal:
Current		$ 7,200
Deferred	$4,284	8,324	$6,870
State, foreign and local:
Current	852	1,030	814
Deferred	872	1,561	1,323

	$6,008	$18,115	$9,007

The current Federal tax provision in 2000 related to estimated alternative minimum tax.

Taxes paid were $1,454 (2001), $8,248 (2000) and $1,135 (1999).

The approximate tax effect of items giving rise to the deferred income tax asset recognized in the Company's balance sheets is as follows:
	2001	2000

Depreciation and amortization	$(15,213)	$(12,010)
Landlord contributions	791	1,602
Employee compensation and benefits	14,093	15,928
Tax loss and credit carryforwards	33,040	30,276
Minimum pension liability	7,700
Other-net	8,878	13,192

	$ 49,289	$ 48,988

A reconciliation of the statutory Federal income tax to the income tax expense is as follows:
	2001	2000	1999

Statutory 35% federal tax	$ 5,841	$16,875	$ 9,058
State, foreign and local income taxes,
net of Federal income tax benefit	1,019	1,415	1,391
Tax exempt income of Puerto Rico
Subsidiaries			(1,874)
Other-net	(852)	(175)	432

Income tax expense	$ 6,008	$18,115	$ 9,007

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories

Inventories are summarized as follows:
	2001	2000

Raw materials	$ 4,294	$ 12,514
Work in process	3,104	9,622
Finished goods	226,306	250,899

	$233,704	$273,035

Inventories would have been approximately $5,100 higher than reported at February 4, 2001 if the FIFO method of inventory accounting had been used for all apparel. At February 3, 2002, no LIFO reserve is recorded because the combination of the liquidation of certain LIFO inventories resulting from the exiting of Central America manufacturing facilities and reduced overall prices resulted in LIFO cost approximating FIFO cost. Partially offsetting the reduction of the LIFO reserve in 2001 is an increase of approximately $3,900 of reserves recorded for LIFO inventories.

Property, Plant and Equipment

Property, plant and equipment, at cost, are summarized as follows:
	Estimated
	Useful
	Lives	2001	2000

Land		$ 1,139	$ 1,139
Buildings and building improvements	15-40 years	25,389	24,500
Machinery and equipment, furniture
and fixtures and leasehold
improvements	3-15 years	277,380	252,804

		303,908	278,443
Less: Accumulated depreciation
and amortization		168,091	154,848
		$135,817	$123,595

Long-Term Debt

Long-term debt is as follows:
	2001	2000

9.50% Senior Subordinated Notes	$149,454	$149,379
7.75% Debentures	99,481	99,472
	$248,935	$248,851

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt (Continued)

The Company issued $100,000 of 7.75% Debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. Interest is payable semi-annually. Based on current market conditions, the Company estimates that the fair value of these Debentures on February 3, 2002, using discounted cash flow analyses, was approximately $80,100.

The Company issued $150,000 of 9.50% Senior Subordinated Notes due 2008 on April 22, 1998 with a yield to maturity of 9.58%. Interest is payable semi-annually. Based on current market conditions, the Company estimates that the fair value of these Notes on February 3, 2002, using discounted cash flow analyses, was approximately $147,600. In connection with the Notes, the Company must maintain, among other things, a certain cash flow coverage ratio in order to make restricted payments, as defined in the note agreement, including cash dividends.

The Company's $325,000 Credit Facility includes a revolving credit facility which allows the Company, at its option, to borrow and repay amounts up to $325,000. The Facility also includes a letter of credit facility with a sub-limit of $250,000. However, the aggregate maximum amount outstanding under both the revolving credit facility and the letter of credit facility cannot exceed $325,000. Interest is payable quarterly at a spread over LIBOR or the prime rate, at the Company's option, with the spread based on the Company's credit rating and certain financial ratios. The Facility also provides for payment of a fee on the unutilized portion of the Facility. All outstanding borrowings and letters of credit under this Credit Facility are due April 22, 2003.

In connection with the 7.75% Debentures and the $325,000 Credit Facility, substantially all of the Company's assets have been pledged as collateral.

The amount outstanding under the letter of credit facility as of February 3, 2002 was $134,063.

Interest paid was $24,805 (2001), $23,818 (2000) and $22,647 (1999).

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stockholders' Equity (Continued)

The following summarizes the assumptions used to estimate the fair value of stock options granted in each year and certain proforma information:
	2001	2000	1999

Risk-free interest rate	5.30%	6.52%	5.78%
Expected option life	7 Years	7 Years	7 Years
Expected volatility	30.7%	30.0%	28.1%
Expected dividends per share	$ 0.15	$ 0.15	$ 0.15
Weighted average estimated fair
value per share of options granted	$ 5.17	$ 3.62	$ 3.50

Proforma net income	$ 7,682	$27,601	$14,789
Proforma basic and diluted net income
per share	$ 0.28	$ 1.01	$ 0.54

Other data with respect to stock options follows:
		Option Price		Weighted Average
	Shares	Per Share		Price Per Share

Outstanding at January 31, 1999	3,125,573	$ 6.38 -	$31.63	$13.06
Granted	725,750	7.50 -	9.94	9.80
Exercised	1,884	8.75 -	8.75	8.75
Cancelled	280,992	8.06 -	15.13	12.03
Outstanding at January 30, 2000	3,568,447	6.38 -	31.63	12.48
Granted	868,900	9.00 -	13.19	9.48
Exercised	138,239	6.38 -	10.25	8.65
Cancelled	282,105	7.31 -	14.75	12.14
Outstanding at February 4, 2001	4,017,003	6.81 -	31.63	11.99
Granted	921,600	9.65 -	17.40	13.43
Exercised	218,064	9.38 -	14.75	13.05
Cancelled	314,850	9.00 -	16.50	13.46

Outstanding at February 3, 2002	4,405,689	$ 6.81 -	$31.63	$12.13

Of the outstanding options at February 3, 2002, 1,782,180 shares have an exercise price below $13.06, 2,600,089 shares have an exercise price from $13.06 to $14.75 and 23,420 shares have an exercise price above $14.75. The weighted average remaining contractual life for all options outstanding at February 3, 2002 is 6.8 years.

Of the outstanding options at February 3, 2002 and February 4, 2001, options covering 1,705,585 and 1,150,941 shares were exercisable at a weighted average price of $12.84 and $13.81, respectively. Stock options available for grant at February 3, 2002 and February 4, 2001 amounted to 1,686,792 and 2,440,572 shares, respectively.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases

The Company leases retail stores, manufacturing facilities, warehouses, office space and equipment. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Retail store leases generally provide for the payment of percentage rentals based on store sales and other costs associated with the leased property.

At February 3, 2002, minimum annual rental commitments under non- cancellable operating leases, including leases for new retail stores which had not begun operating at February 3, 2002, are as follows:

2002	$ 60,254
2003	48,225
2004	36,612
2005	24,344
2006	16,618
Thereafter	42,824
Total minimum lease payments	$228,877

Rent expense is as follows:
	2001	2000	1999

Minimum	$65,010	$60,919	$59,954
Percentage and other	11,138	10,299	9,222

	$76,148	$71,218	$69,176

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retirement and Benefit Plans - (Continued)

Following is a reconciliation of the changes in the benefit obligation for each of the last two years:
	Pension Plans		Postretirement Plan
	2001	2000	2001	2000

Beginning of year	$135,167	$115,876	$35,490	$31,544
Service cost	2,837	2,209	669	478
Interest cost	10,474	9,704	2,677	2,633
Benefit payments, net	(7,651)	(8,012)	(2,584)	(2,633)
Actuarial loss	4,115	9,254	1,156	2,735
Plan amendments	4,018	6,136		733

End of year	$148,960	$135,167	$37,408	$35,490

Following is a reconciliation of the fair value of the assets held by the Company's pension plans for each of the last two years:
	2001	2000

Beginning of year	$136,601	$144,018
Actual return	(6,784)	(177)
Benefits paid	(7,651)	(8,012)
Company contributions	1,021	772

End of year	$123,187	$136,601

Net benefit cost recognized in each of the last three years is as follows:
	Pension Plans			Postretirement Plan
	2001	2000	1999	2001	2000	1999

Service cost, including
expenses	$ 2,997	$ 2,369	$ 2,713	$ 669	$ 478	$ 463
Interest cost	10,474	9,704	8,921	2,677	2,633	2,381
Amortization of net (gain)
loss	112	(1,243)	140	339	163	448
Amortization of transition
(asset) obligation	(40)	(46)	(63)	273	273	273
Expected return on
plan assets	(11,949)	(12,628)	(11,441)
Amortization of prior
service cost	2,140	1,453	437	104	104

	$ 3,734	$ (391)	$ 707	$4,062	$3,651	$3,565

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retirement and Benefit Plans - (Continued)

Following is a reconciliation of the benefit obligation at the end of each of the last two years to the amounts recognized on the balance sheet:
	Pension Plans		Postretirement Plan
	2001	2000	2001	2000

Benefit obligation at year-end	$148,960	$135,167	$37,408	$35,490
Unrecognized prior service cost	(7,361)	(5,484)	(525)	(629)
Unrecognized losses	(29,004)	(2,010)	(8,073)	(7,262)
Unrecognized transition asset
(obligation)	21	61	(3,005)	(3,278)
Minimum pension liability	20,200
Plan assets at fair value	(123,187)	(136,601)

(Asset) liability recognized on
the balance sheet	$ 9,629	$ (8,867)	$25,805	$24,321

Included in the above disclosures are certain pension plans with projected and accumulated benefit obligations in excess of plan assets of $20,777 and

$15,190, respectively, as of February 3, 2002, and $7,629 and $5,932, respectively, as of February 4, 2001. The minimum pension liability recorded at February 3, 2002 relates to a specific plan with an underfunded accumulated benefit obligation.

The health care cost trend rate assumed for 2002 is 8.0% and is assumed to decrease by 0.5% per year through 2008. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2001 and on the postretirement benefit obligation at February 3, 2002 would be as follows:
	1% Increase	1% Decrease

Impact on service and interest cost	$ 231	$ (273)
Impact on year-end benefit obligation	$2,547	$(3,115)

Significant rate assumptions used in determining the benefit obligations at the end of each year and benefit cost in the following year, were as follows:
	2001	2000

Discount rate	7.50%	7.75%
Rate of increase in compensation
levels (applies to pension plans only)	4.00%	4.25%
Long-term rate of return on assets	9.00%	9.00%

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retirement and Benefit Plans - (Continued)

The Company has an unfunded supplemental defined benefit plan covering 23 current and retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. At February 3, 2002 and February 4, 2001, $13,053 and $11,685, respectively, are included in other liabilities as the accrued cost of this plan.

The Company has a savings and retirement plan and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. Matching contributions were $3,082 (2001), $2,608 (2000) and $2,488 (1999).

Acquisitions and Dispositions

Effective February 2, 2001, the Company acquired from Coats Viyella plc the rights to the Van Heusen trademark in the parts of the world where the Company did not previously have such rights. The purchase price and related fees were $18,700. This amount was recorded in goodwill and other intangible assets.

On July 24, 2000, the Company entered into a license to market dress shirts and sportswear under the Arrow brand and acquired the license to market dress shirts under the Kenneth Cole brand. These transactions were accounted for as an acquisition using the purchase method of accounting. In connection with these transactions, the Company acquired $61,765 of net assets (principally inventory), including $16,932 of goodwill. The goodwill is being amortized over 17 years.

On November 3, 1999, the Company announced it had entered into agreements with Oxford Industries, Inc. to license the Izod Club trademark and sell substantially all of the related assets of the Company's Izod Club division. The Company closed its Izod Club division in the fourth quarter of 1999, incurring $5,667 of expenses, principally for severance pay and other employee termination costs.

On March 12, 1999, the Company entered into a license agreement to market dress shirts under the John Henry and Manhattan brands. In connection therewith, the Company acquired $17,212 of inventory from the licensor. The Company has since determined to cease marketing Manhattan in 2000 and John Henry in 2001.

On February 26, 1999, the Company sold the Gant trademark and certain related assets associated with the Company's Gant operations for $71,000 in cash to Gant AB, formerly known as Pyramid Sportswear AB, which was the brand's international licensee. Gant AB is a wholly-owned subsidiary of Gant Company AB, in which the Company has a 19% minority interest, which as of February 3, 2002, has a carrying amount of approximately $13,000. Subsequent to February 26, 1999, the Company terminated its Gant operations in order to liquidate Gant's working capital and close its Gant division. The

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Acquisitions and Dispositions (Continued)

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

Restructuring and Other Charges

In the fourth quarter of 2001, the Company recorded restructuring and other charges of $21,000 related to streamlining certain corporate and divisional operations, exiting three dress shirt manufacturing facilities and liquidating related dress shirt inventories.

The cost components of the charges are as follows:
Termination benefits for approximately 1,200 employees	$ 8,900
Inventory liquidations included in cost of goods sold	5,400
Lease terminations and other exit obligations	5,200
Asset write-offs	1,500
$21,000

Other than inventory liquidations which were charged to cost of goods sold, all of the charges are included in selling, general and administrative expenses.

During 2001, the Company charged approximately $9,900 to this reserve, of which $5,400 related to inventory liquidations. As of February 3, 2002, approximately $11,100 remains in this reserve.

Segment Data

The Company manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its apparel divisions into the Apparel segment, which derives revenues from marketing dress shirts, sportswear and accessories, principally under the brand names Van Heusen, Izod, Geoffrey Beene, DKNY, Arrow and Kenneth Cole. The Company's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual footwear, apparel and accessories under the Bass brand name.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Data (Continued)

Sales for both segments occur principally in the United States.

	2001	2000	1999
Net Sales
Apparel	$1,061,412	$1,071,029	$ 885,792
Footwear and Related Products	370,480	384,519	385,698
Total Net Sales	$1,431,892	$1,455,548	$1,271,490
Operating Income
Apparel(1)	$ 44,990	$ 74,935	$ 55,626
Footwear and Related Products(1)	19,525	17,753	18,687
Total Operating Income(1)	64,515	92,688	74,313
Corporate Expenses	(23,376)	(22,151)	(26,003)
Interest Expense, net	(24,451)	(22,322)	(22,430)
Income Before Taxes	$ 16,688	$ 48,215	$ 25,880

Identifiable Assets
Apparel	$ 376,747	$ 430,868	$ 313,020
Footwear and Related Products	121,734	122,180	122,400
Corporate	210,452	171,316	238,328
	$ 708,933	$ 724,364	$ 673,748

Depreciation and Amortization
Apparel	$ 18,034	$ 13,258	$ 11,846
Footwear and Related Products	6,049	5,370	6,325
Corporate	1,651	1,423	1,246
	$ 25,734	$ 20,051	$ 19,417

Identifiable Capital Expenditures
Apparel	$ 21,122	$ 20,041	$ 20,380
Footwear and Related Products	9,416	10,147	8,383
Corporate	2,868	1,710	2,528
	$ 33,406	$ 31,898	$ 31,291

(1) Operating income in 2001 includes $21,000 of restructuring and other charges, of which $19,000 relates to the Apparel segment and $2,000 relates to the Footwear and Related Products segment.

Other Comments

One of the Company's directors, Mr. Harry N.S. Lee, is a director of TAL Apparel Limited, an apparel manufacturer and exporter based in Hong Kong. During 2001, 2000 and 1999, the Company purchased approximately $2,681, $2,834 and $13,429, respectively, of products from TAL Apparel Limited and certain related companies.

The Company is a party to certain litigation which, in management's judgement based in part on the opinions of legal counsel, will not have a material adverse effect on the Company's financial position.

During each of 2001, 2000 and 1999, the Company paid four $0.0375 per share cash dividends on its common stock.

PHILLIPS-VAN HEUSEN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

(In thousands, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2001	2000	2001	2000	2001	2000	2001(1)	2000(2)

Net sales	$366,923	$310,310	$334,378	$327,832	$405,002	$443,374	$325,589	$374,032
Gross profit	121,708	106,243	119,784	116,101	143,754	149,732	120,984	133,296
Net income (loss)	564	(1,911)	6,974	6,009	12,607	19,440	(9,465)	6,562

Basic net income (loss)
per share	0.02	(0.07)	0.25	0.22	0.46	0.71	(0.34)	0.24

Diluted net income
(loss) per share	0.02	(0.07)	0.25	0.22	0.45	0.71	(0.34)	0.24

Price range of common
stock per share
High	17.00	8.31	18.74	10.50	14.87	12.25	13.00	14.07
Low	12.70	5.81	11.70	7.50	8.32	8.38	8.45	11.00

(1) The fourth quarter of 2001 includes restructuring and other charges of $21,000.

(2) The fourth quarter of 2000 includes 14 weeks of operations.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors

Phillips-Van Heusen Corporation

We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of February 3, 2002 and February 4, 2001, and the related consolidated income statements, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 3, 2002. Our audits also included the financial statement schedule included in Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at February 3, 2002 and February 4, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

E&Y SIGNATURE STAMP

New York, New York

March 4, 2002

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY

(In thousands, except per share data, percents and ratios)
	2001(1)	2000(2)	1999	1998	1997(3)
Summary of Operations
Net sales
Apparel	$1,061,412	$1,071,029	$ 885,792	$ 896,863	$ 911,047
Footwear and Related Products	370,480	384,519	385,698	406,222	438,960
	1,431,892	1,455,548	1,271,490	1,303,085	1,350,007
Cost of goods sold and expenses	1,390,753	1,385,011	1,223,180	1,259,600	1,437,160
Income (loss) before interest, taxes
and extraordinary item	41,139	70,537	48,310	43,485	(87,153)
Interest expense, net	24,451	22,322	22,430	26,112	20,672
Income tax expense (benefit)	6,008	18,115	9,007	4,486	(41,246)
Income (loss) before extraordinary item	10,680	30,100	16,873	12,887	(66,579)
Extraordinary loss, net of tax				(1,060)
Net income (loss)	$ 10,680	$ 30,100	$ 16,873	$ 11,827	$ (66,579)

Per Share Statistics
Basic Earnings Per Share:
Before extraordinary item	$ 0.39	$ 1.10	$ 0.62	$ 0.47	$ (2.46)
Extraordinary loss				(0.04)
Net income (loss)	$ 0.39	$ 1.10	$ 0.62	$ 0.43	$ (2.46)

Diluted Earnings Per Share:
Before extraordinary item	$ 0.38	$ 1.10	$ 0.62	$ 0.47	$ (2.46)
Extraordinary loss				(0.04)
Net income (loss)	$ 0.38	$ 1.10	$ 0.62	$ 0.43	$ (2.46)

Dividends paid per share	$ 0.15	$ 0.15	$ 0.15	$ 0.15	$ 0.15
Stockholders' equity per share	9.62	9.80	8.86	8.39	8.11

Financial Position
Current assets	$ 405,300	$ 436,381	$ 425,970	$ 368,017	$ 385,018
Current liabilities	114,358	138,095	124,580	132,686	133,335
Working capital	290,942	298,286	301,390	235,331	251,683
Total assets	708,933	724,364	673,748	674,313	660,459
Long-term debt	248,935	248,851	248,784	248,723	241,004
Stockholders' equity	265,727	268,561	241,685	228,888	220,305

Other Statistics
Total debt to total capital (6)	48.4%	48.1%	50.7%	54.0%	53.0%
Net debt to net capital (7)	43.6%	46.0%	38.9%	53.0%	51.8%
Current ratio	3.5	3.2	3.4	2.8	2.9
Average shares outstanding	27,595	27,305	27,289	27,218	27,108

(1) 2001 includes pre-tax charges of $21,000 for restructuring and other expenses.

(2) 2000 and 1996 include 53 weeks of operations.

(3) 1997 includes pre-tax charges of $132,700 for restructuring and other expenses.

(4) 1995 includes pre-tax charges of $27,000 for restructuring and other expenses.

(5) 1994 includes pre-tax charges of $7,000 for restructuring and other expenses.

(6) Total capital equals interest-bearing debt and stockholders' equity.

(7) Net debt and net capital are total debt and total capital reduced by cash.

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY (CONTINUED)
	1996(2)	1995(4)	1994(5)	1993	1992
Summary of Operations
Net sales
Apparel	$ 897,370	$1,006,701	$ 812,993	$ 757,452	$ 709,361
Footwear and Related Products	462,223	457,427	442,473	394,942	333,204
	1,359,593	1,464,128	1,255,466	1,152,394	1,042,565
Cost of goods sold and expenses	1,311,855	1,443,555	1,205,764	1,072,083	972,357
Income (loss) before interest, taxes
and extraordinary item	47,738	20,573	49,702	80,311	70,208
Interest expense, net	23,164	23,199	12,793	16,679	15,727
Income tax expense (benefit)	6,044	(2,920)	6,894	20,380	16,600
Income (loss) before extraordinary item	18,530	294	30,015	43,252	37,881
Extraordinary loss, net of tax				(11,394)
Net income (loss)	$ 18,530	$ 294	$ 30,015	$ 31,858	$ 37,881

Per Share Statistics
Basic Earnings Per Share:
Before extraordinary item	$ 0.69	$ 0.01	$ 1.13	$ 1.66	$ 1.50
Extraordinary loss				(0.44)
Net income (loss)	$ 0.69	$ 0.01	$ 1.13	$ 1.22	$ 1.50

Diluted Earnings Per Share:
Before extraordinary item	$ 0.68	$ 0.01	$ 1.11	$ 1.60	$ 1.42
Extraordinary loss				(0.42)
Net income (loss)	$ 0.68	$ 0.01	$ 1.11	$ 1.18	$ 1.42

Dividends paid per share	$ 0.15	$ 0.15	$ 0.15	$ 0.15	$ 0.15
Stockholders' equity per share	10.73	10.20	10.35	9.33	8.14

Financial Position
Current assets	$ 362,958	$ 444,664	$ 429,670	$ 418,702	$ 410,522
Current liabilities	122,266	183,126	114,033	109,156	115,208
Working capital	240,692	261,538	315,637	309,546	295,314
Total assets	657,436	749,055	596,284	554,771	517,362
Long-term debt	189,398	229,548	169,679	169,934	170,235
Stockholders' equity	290,158	275,292	275,460	246,799	211,413

Other Statistics
Total debt to total capital (6)	43.1%	52.3%	38.2%	40.8%	46.8%
Net debt to net capital (7)	41.7%	50.8%	24.5%	29.3%	34.0%
Current ratio	3.0	2.4	3.8	3.8	3.6
Average shares outstanding	27,004	26,726	26,563	26,142	23,766

(1) 2001 includes pre-tax charges of $21,000 for restructuring and other expenses.

(2) 2000 and 1996 include 53 weeks of operations.

(3) 1997 includes pre-tax charges of $132,700 for restructuring and other expenses.

(4) 1995 includes pre-tax charges of $27,000 for restructuring and other expenses.

(5) 1994 includes pre-tax charges of $7,000 for restructuring and other expenses.

(6) Total capital equals interest-bearing debt and stockholders' equity.

(7) Net debt and net capital are total debt and total capital reduced by cash.

SCHEDULE II

PHILLIPS-VAN HEUSEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Year Ended February 3, 2002

Deducted from asset accounts:
Allowance for doubtful
accounts	$2,051	$ 829(a)	$ 76(b)	$ 460(c)	$2,496

Year Ended February 4, 2001

Deducted from asset accounts:
Allowance for doubtful
accounts	$2,305	$ 415(a)	$ 178(b)	$ 847(c)	$2,051

Year Ended January 30, 2000

Deducted from asset accounts:
Allowance for doubtful
accounts	$1,367	$1,130(a)	$ 271(b)	$ 463(c)	$2,305

(a) Provisions for doubtful accounts.

(b) Recoveries of doubtful accounts previously written off.

(c) Primarily uncollectible accounts charged against the allowance provided.