Form 10-Q
period 2002-05-05
PHILLIPS VAN HEUSEN CORP /DE/
filed 2002-06-17
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2002

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

Yes X No ___

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of May 29, 2002: 27,765,640 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Independent Accountants' Review Report	1

Condensed Consolidated Balance Sheets as of May 5, 2002, February 3, 2002 and May 6, 2001	2

Condensed Consolidated Statements of Operations for the thirteen weeks ended
May 5, 2002 and May 6, 2001	3

Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended
May 5, 2002 and May 6, 2001	4

Notes to Condensed Consolidated Financial Statements	5-7

Item 2 - Management's Discussion and Analysis of Results of Operations and
Financial Condition	8-9

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K	10-11

Signatures	12

Exhibit--Acknowledgment of Independent Accountants	13

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Independent Accountants' Review Report

Stockholders and Board of Directors

Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of May 5, 2002 and May 6, 2001 and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 5, 2002 and May 6, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Phillips-Van Heusen Corporation as of February 3, 2002, and the related consolidated income statement, statement of changes in stockholders' equity, and statement of cash flows for the year then ended (not presented herein) and in our report dated March 4, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York

May 22, 2002

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	UNAUDITED	AUDITED	UNAUDITED
	May 5,	February 3,	May 6,
	2002	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$ 45,618	$ 43,579	$ 1,736
Trade receivables, less allowances of $2,544, $2,496 and $2,207	114,487	81,551	138,025
Inventories	215,708	233,704	269,358
Other, including deferred taxes of $19,656, $19,656 and $24,789	35,049	46,466	44,424
Total Current Assets	410,862	405,300	453,543
Property, Plant and Equipment	134,694	135,817	124,751
Goodwill and other intangible assets	112,975	112,975	115,877
Other, including deferred taxes of $30,151, $29,633 and $25,934	56,224	54,841	52,407
	$714,755	$708,933	$746,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable			$ 39,700
Accounts payable	$ 31,672	$ 29,375	37,821
Accrued expenses	91,219	84,983	80,756
Total Current Liabilities	122,891	114,358	158,277
Long-Term Debt	248,954	248,935	248,869
Other Liabilities	79,179	79,913	70,917
Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000 shares authorized, no shares outstanding
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 27,731,864, 27,646,172 and 27,543,431	27,732	27,646	27,543
Additional Capital	122,527	121,659	120,090
Retained Earnings	126,341	129,248	121,208
Accumulated other comprehensive loss	(12,500)	(12,500)
	264,100	266,053	268,841
Less: 27,486 shares of common stock held in treasury as of
May 5, 2002, and 24,627 shares of common stock
held in treasury as of February 3, 2002 and May 6, 2001	(369)	(326)	(326)
Total Stockholders' Equity	263,731	265,727	268,515

	$714,755	$708,933	$746,578

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended
	May 5,	May 6,
	2002	2001

Net sales	$349,421	$366,923

Cost of goods sold	230,541	245,490

Gross profit	118,880	121,433

Selling, general and administrative expenses	114,454	114,060

Income before interest and taxes	4,426	7,373

Interest expense, net	5,724	6,492

Income (loss) before taxes	(1,298)	881

Income tax expense (benefit)	(467)	317

Net income (loss)	$ (831)	$ 564

Basic and diluted net income (loss) per share	$ (0.03)	$ 0.02

Dividends declared per common share	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Thirteen Weeks Ended
	May 5,	May 6,
	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$ (831)	$ 564
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	6,208	5,902
Equity income	(251)	(198)
Deferred income taxes	(518)	(1,735)

Changes in operating assets and liabilities:
Receivables	(32,936)	(38,586)
Inventories	17,996	3,677
Accounts payable and accrued expenses	8,533	(19,518)
Prepaids and other-net	9,636	3,923
Net Cash Provided (Used) By Operating Activities	7,837	(45,971)

INVESTING ACTIVITIES:
Property, plant and equipment acquired	(4,633)	(6,006)
Acquisition of net assets associated with Arrow and Kenneth
Cole license agreements		(5,000)
Acquisition of worldwide rights to Van Heusen trademark		(600)
Net Cash Used By Investing Activities	(4,633)	(11,606)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit		58,300
Payments on revolving line of credit		(18,600)
Exercise of stock options	954	1,450
Acquisition of treasury shares	(43)
Cash dividends	(2,076)	(2,060)
Net Cash Provided (Used) By Financing Activities	(1,165)	39,090

Increase (decrease) in cash	2,039	(18,487)

Cash at beginning of period	43,579	20,223

Cash at end of period	$ 45,618	$ 1,736

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended February 3, 2002.

The preparation of interim financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirteen weeks ended May 5, 2002 and May 6, 2001 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirteen weeks ended May 6, 2001 to present that information on a basis consistent with the thirteen weeks ended May 5, 2002.

INVENTORIES

Inventories, comprised principally of finished goods, are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first- out method (FIFO). Inventories would have been approximately $5,100 higher than reported at May 6, 2001, if the FIFO method of inventory accounting had been used for all apparel.

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

EARNINGS PER SHARE

The Company computed its basic and diluted earnings per share by dividing net income or loss by:
	Thirteen Weeks Ended
	5/5/02	5/6/01

Weighted Average Common Shares
Outstanding for Basic Net Income (Loss) Per Share	27,672,865	27,468,561

Impact of Dilutive Employee Stock Options	-	711,207

Total Shares for Diluted Net Income (Loss) Per Share	27,672,865	28,179,768

ADOPTION OF NEW ACCOUNTING STANDARD

In 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets." This standard requires that goodwill and other indefinitely lived intangible assets not be amortized, but instead be tested for impairment. In the first quarter of 2002, the Company completed the transitional impairment tests for indefinitely lived intangible assets. No impairment resulted from these tests. The Company has not yet completed the transitional goodwill impairment tests required under Statement No. 142.

If goodwill and other indefinitely lived intangible assets had not been amortized in 2001, the Company's adjusted net income and earnings per share would have been as follows:
		Basic and
	Net	Diluted Net
	Income	Income Per Share

As reported	$ 564	$0.02

Amortization of goodwill and other indefinitely lived
intangible assets, net of tax	712	0.03

As adjusted	$1,276	$0.05

RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2001, the Company recorded restructuring and other charges of $21,000 related to streamlining certain corporate and divisional operations, exiting three dress shirt manufacturing facilities and liquidating related dress shirt inventories. During 2001, the Company charged approximately $9,900 to this reserve, leaving $11,100 in this reserve at February 3, 2002. During the first quarter of 2002, the Company charged approximately $2,500 to this reserve, leaving $8,600 in this reserve at May 5, 2002.

SEGMENT DATA

The Company manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its apparel divisions into the Apparel segment. This segment derives revenues from marketing dress shirts, sportswear and accessories, principally under the brand names Van Heusen, Izod, Geoffrey Beene, DKNY, Arrow and Kenneth Cole. The Company's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual footwear, apparel and accessories under the Bass/G.H. Bass & Co. brand name. Sales for both segments occur principally in the United States.

	Segment Data
	Thirteen Weeks Ended
	5/5/02	5/6/01

Net sales-apparel	$260,768	$278,798

Net sales-footwear and related products	88,653	88,125

Total net sales	$ 349,421	$366,923

Operating income-apparel	$ 7,339	$ 10,444

Operating income-footwear and related products	2,756	2,169

Total operating income	10,095	12,613

Corporate expenses	5,669	5,240

Income before interest and taxes	$ 4,426	$ 7,373

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 5, 2002 Compared With Thirteen Weeks Ended May 6, 2001

APPAREL SEGMENT

Net sales of the Company's apparel segment in the first quarter of 2002 were $260.8 million compared with $278.8 million last year, a 6.5% decrease. This decrease was due principally to the continued weak dress shirt market which developed during 2001 and has continued into 2002.

Gross profit on apparel sales was 31.3% in the first quarter of 2002 compared with 30.6% last year. The improved gross profit is due to more regular price selling than occurred in the first quarter of 2001 and the reconfiguration in the fourth quarter of 2001 of the Company's sourcing operations.

Selling, general and administrative expenses as a percentage of apparel sales were 28.5% in the first quarter of 2002 compared with 26.8% last year. The increase resulted from the lack of sales leverage, as overall expenses decreased slightly from the prior year.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the first quarter of 2002 were $88.7 million compared with $88.1 million last year.

Gross profit on footwear and related products sales was 42.1% in the first quarter of 2002 compared with 41.0% last year. This improvement was due principally to lower product costs in the current year.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first quarter of 2002 were 39.0% compared with 38.6% last year. This increase resulted principally from modest operating expense increases against relatively flat sales.

INTEREST EXPENSE

Interest expense in the first quarter of 2002 was $5.7 million compared with $6.5 million last year. This decrease was due principally to the positive cash flow generated in 2001 and the first quarter of 2002.

INCOME TAXES

Income taxes were estimated at a rate of 36.0% for the current year, which is consistent with last year's rate.

CORPORATE EXPENSES

Corporate expenses in the first quarter of 2002 were $5.7 million compared with $5.2 million last year. This increase was due principally to certain logistical expenses.

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

Net cash provided by operations in the first quarter of 2002 was $7.8 million compared with net cash used by operations of $46.0 million in the prior year. The increase in cash provided by operations was due primarily to the effective management of net assets, in particular receivables and inventory.

The Company has a $325 million credit agreement which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The agreement also includes a letter of credit facility with a sub-limit of $250 million. The aggregate maximum amount outstanding under both the revolving credit facility and the letter of credit facility is $325 million. The Company believes that its borrowing capacity under these facilities is adequate for its peak seasonal needs and provides sufficient liquidity for potential investment opportunities that may arise. The foregoing is a forward-looking statement and may be affected by factors such as the size of any acquisition the Company may undertake. The Company does not currently have any understanding regarding any acquisition.

The Company's credit facility expires in April 2003. The Company believes it will be able to resyndicate this facility prior to year-end 2002. However, given current market conditions, borrowing spreads are likely to be 100 to 150 basis points higher than borrowing spreads under the existing credit facility. The foregoing are forward-looking statements. The Company's ability to enter into a new credit facility and the pricing thereof will be affected by factors such as the Company's financial condition and conditions in the lending market.

OUTLOOK

The Company is currently estimating that second quarter sales will be down 1% to 2% and net income per diluted share will be in the range of $0.24 to $0.25, compared with last year's $0.25. The Company is currently estimating that full year sales will be flat, and net income per diluted share will be in the range of $1.00 to $1.05.

The foregoing estimates are forward-looking statements and there can be no assurance that the Company's actual results will not differ. Factors that could affect the accuracy of these forward-looking statements include, without limitation, the following: (i) changes in the Company's plans, strategies, objectives, expectations and intentions, such as the acquisition of new businesses or the sale or discontinuance of existing businesses; (ii) changes in the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the extent of discounts and promotional pricing in which the Company is required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; and (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and civil conflict or war and political and labor instability in the countries where the Company's products are or are planned to be produced; and (v) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

4.12

Amendment No. 4, dated as of December 4, 2001 to the Credit Agreement, dated as of April 22, 1998, among PVH, the group of lenders party thereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Citicorp USA, Inc., as Documentation Agent (incorporated by reference to Exhibit 4.12 to the Company's report on Form 10-K for the year ended February 3, 2002).

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

	15.	Acknowledgement of Independent Accountants

(b)	Reports on Form 8-K filed during the quarter ended May 5, 2002:

No reports have been filed on Form 8-K during the quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

June 7, 2002

/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller