Form 10-Q
period 2002-08-04
PHILLIPS VAN HEUSEN CORP /DE/
filed 2002-09-17
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2002

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

Yes X No ___

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of September 5, 2002: 27,811,875 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Independent Accountants' Review Report	1

Condensed Consolidated Balance Sheets as of August 4, 2002, February 3, 2002 and August 5, 2001	2

Condensed Consolidated Income Statements for the thirteen weeks and twenty-six weeks
ended August 4, 2002 and August 5, 2001	3

Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended
August 4, 2002 and August 5, 2001	4

Notes to Condensed Consolidated Financial Statements	5-7

Item 2 - Management's Discussion and Analysis of Results of Operations and
Financial Condition	7-10

PART II -- OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Stockholders	11

ITEM 6 - Exhibits and Reports on Form 8-K	11-13

Signatures & Certifications	14

Exhibit--Acknowledgment of Independent Accountants	15

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Independent Accountants' Review Report

Stockholders and Board of Directors

Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of August 4, 2002 and August 5, 2001 and the related condensed consolidated income statements and cash flows for the thirteen and twenty-six week periods ended August 4, 2002 and August 5, 2001. These financial statements are the responsibility of the Company's management.

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

ERNST & YOUNG LLP

New York, New York

August 21, 2002

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	UNAUDITED	AUDITED	UNAUDITED
	August 4,	February 3,	August 5,
	2002	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$ 80,281	$ 43,579	$ 1,555
Trade receivables, less allowances for doubtful accounts of
$2,681, $2,496 and $2,362	92,789	81,551	102,163
Inventories	230,084	233,704	302,123
Other, including deferred taxes of $19,656, $19,656 and $24,789	33,634	46,466	44,359
Total Current Assets	436,788	405,300	450,200
Property, Plant and Equipment	133,242	135,817	128,414
Intangible assets	18,233	18,233	18,466
Goodwill	94,742	94,742	96,430
Other, including deferred taxes of $25,774, $29,633 and $22,039	52,595	54,841	49,141
	$735,600	$708,933	$742,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable			$ 28,400
Accounts payable	$ 41,420	$ 29,375	40,774
Accrued expenses	92,391	84,983	77,290
Total Current Liabilities	133,811	114,358	146,464
Long-Term Debt	248,973	248,935	248,887
Other Liabilities	80,232	79,913	71,509
Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000 shares authorized, no shares outstanding
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 27,811,550, 27,646,172 and 27,641,565	27,812	27,646	27,642
Additional Capital	123,465	121,659	121,335
Retained Earnings	134,193	129,248	127,140
Accumulated other comprehensive loss	(12,500)	(12,500)
	272,970	266,053	276,117
Less: 28,581 shares of common stock held in treasury as of
August 4, 2002, and 24,627 shares of common stock
held in treasury as of February 3, 2002 and August 5, 2001	(386)	(326)	(326)
Total Stockholders' Equity	272,584	265,727	275,791

	$735,600	$708,933	$742,651

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	August 5,	August 4,	August 5,
	2002	2001	2002	2001

Net sales	$331,192	$334,378	$680,613	$701,301

Cost of goods sold	201,532	214,319	432,073	459,809

Gross profit	129,660	120,059	248,540	241,492

Selling, general and administrative expenses	111,885	103,017	226,339	217,077

Income before interest and taxes	17,775	17,042	22,201	24,415

Interest expense, net	5,505	6,145	11,229	12,637

Income before taxes	12,270	10,897	10,972	11,778

Income tax expense	4,417	3,923	3,950	4,240

Net income	$ 7,853	$ 6,974	$ 7,022	$ 7,538

Basic and diluted net income per share	$ 0.28	$ 0.25	$ 0.25	$ 0.27

Dividends declared per common share	$ 0.00	$ 0.0375	$ 0.075	$ 0.1125

See accompanying notes.

Note: The Company declared its third dividend of the current year for $0.0375 per common share on August 7, 2002, which falls into the third quarter.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Twenty-Six Weeks Ended
	August 4,	August 5,
	2002	2001

OPERATING ACTIVITIES:
Net income	$ 7,022	$ 7,538
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	12,506	11,794
Equity income	(482)	(396)
Deferred income taxes	3,859	4,160

Changes in operating assets and liabilities:
Receivables	(11,238)	(2,724)
Inventories	3,620	(29,088)
Accounts payable and accrued expenses	19,453	(20,031)
Prepaids and other-net	10,381	2,042
Net Cash Provided (Used) By Operating Activities	45,121	(26,705)

INVESTING ACTIVITIES:
Property, plant and equipment acquired	(8,254)	(14,455)
Acquisition of net assets associated with Arrow and Kenneth Cole
license agreements		(5,000)
Other-net		(600)
Net Cash Used By Investing Activities	(8,254)	(20,055)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit		58,300
Payments on revolving line of credit		(29,900)
Exercise of stock options	1,972	2,794
Acquisition of treasury shares	(60)
Cash dividends	(2,077)	(3,102)
Net Cash Provided (Used) By Financing Activities	(165)	28,092

Increase (Decrease) In Cash	36,702	(18,668)

Cash at beginning of period	43,579	20,223

Cash at end of period	$ 80,281	$ 1,555

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

The results of operations for the twenty-six weeks ended August 4, 2002 and August 5, 2001 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year periods.

INVENTORIES

Inventories, comprised principally of finished goods, are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first- out method (FIFO). Inventories would have been approximately $5,100 higher than reported at August 5, 2001 if the FIFO method of inventory accounting had been used for all apparel.

The final determination of cost of sales and inventories under the LIFO method is made at the end of each fiscal year based on inventory cost and quantities on hand. Interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs. Such estimates are subject to revision at the end of each quarter. Since estimates of future inventory levels and costs are subject to external factors, interim financial results are subject to year end LIFO inventory adjustments.

EARNINGS PER SHARE

The Company computed its basic and diluted net income per share by dividing net income by:
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/4/02	8/5/01	8/4/02	8/5/01

Weighted Average Common Shares
Outstanding for Basic Net
Income Per Share	27,783,169	27,621,351	27,728,017	27,544,956

Impact of Dilutive Employee Stock Options	547,280	729,192	523,236	720,199

Total Shares for Diluted Net
Income Per Share	28,330,449	28,350,543	28,251,253	28,265,155

ADOPTION OF NEW ACCOUNTING STANDARD

In 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets." This standard requires that goodwill and other indefinitely lived intangible assets not be amortized, but instead be tested for impairment. In the first quarter of 2002, the Company completed the transitional impairment tests for indefinitely lived intangible assets. No impairment resulted from these tests. In the second quarter of 2002, the Company completed the transitional goodwill impairment tests. No impairment resulted from these tests.

If goodwill and other indefinitely lived intangible assets had not been amortized in 2001, the Company's adjusted net income and earnings per share would have been as follows:
	Thirteen Weeks Ended 8/5/01			Twenty-Six Weeks Ended 8/5/01
		Basic Net	Diluted Net		Basic Net	Diluted Net
	Net	Income	Income	Net	Income	Income
	Income	Per Share	Per Share	Income	Per Share	Per Share

As reported	$6,974	$0.25	$0.25	$7,538	$0.27	$0.27

Amortization of goodwill and other
indefinitely lived intangible assets,
net of tax	712	0.02	0.02	1,424	0.05	0.05

As adjusted	$7,686	$0.28	$0.27	$8,962	$0.33	$0.32

Due to rounding, the components of the "as adjusted" basic net income per share do not add to the total for the thirteen and twenty-six week periods ended 8/5/01.

RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2001, the Company recorded restructuring and other charges of $21,000 related to streamlining certain corporate and divisional operations, exiting three dress shirt manufacturing facilities and liquidating related dress shirt inventories. During 2001, the Company charged approximately $9,900 to this reserve, leaving $11,100 in this reserve at February 3, 2002. During the first half of 2002, the Company charged approximately $4,500, related principally to severance and related costs, to this reserve, leaving $6,600 in this reserve at August 4, 2002. The actions related to these charges have been substantially completed by the Company; however, due to the extended terms of certain lease and employee termination contractual obligations, costs continue to be charged to this reserve.

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

	Segment Data
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/4/02	8/5/01	8/4/02	8/5/01

Net sales-apparel	$234,996	$240,676	$495,764	$519,474

Net sales-footwear and related products	96,196	93,702	184,849	181,827

Total net sales	$331,192	$334,378	$680,613	$701,301

Operating income-apparel	$ 15,034	$ 13,463	$ 22,373	$ 23,907

Operating income-footwear
and related products	8,560	7,913	11,316	10,082

Total operating income	23,594	21,376	33,689	33,989

Corporate expenses	5,819	4,334	11,488	9,574

Income before interest and taxes	$ 17,775	$ 17,042	$ 22,201	$ 24,415

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 4, 2002 Compared With Thirteen Weeks Ended August 5, 2001

APPAREL SEGMENT

Net sales of the Company's apparel segment in the second quarter of 2002 were $235.0 million compared with $240.7 million last year, a 2.4% decrease. This decrease was due principally to a weak dress shirt market which developed during 2001 and has continued into 2002, combined with less clearance and promotional selling in the current year's second quarter.

Gross profit on apparel sales was 38.1% in the second quarter of 2002 compared with 33.3% last year. This increase was due principally to overall lower product costs, driven by last year's reconfiguration of the Company's sourcing operations, and more full price selling as the Company's significantly lower inventory levels resulted in less clearance and promotional selling.

Selling, general and administrative expenses as a percentage of apparel sales were 31.7% in the second quarter of 2002 compared with 27.7% last year. This increase was due principally to the timing of certain logistical expenses as well as reduced sales leverage.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the second quarter of 2002 were $96.2 million compared with $93.7 million last year, an increase of 2.7%. This increase was due principally to increased sales in the Company's wholesale footwear business.

Gross profit on footwear and related products sales was 41.7% in the second quarter of 2002 compared with 42.2% last year. Consistent with the Company's effective management of working capital, the Company aggressively marked down Spring/Summer merchandise in the current year's second quarter in its retail stores, which resulted in this decrease.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the second quarter of 2002 were 32.8% compared with 33.8% last year. This decrease was due principally to an increase in sales leverage.

INTEREST EXPENSE

Interest expense in the second quarter of 2002 was $5.5 million compared with $6.1 million last year. This decrease was due principally to the positive cash flow generated in 2001 and the first half of 2002.

INCOME TAXES

Income taxes were estimated at a rate of 36.0% for the current year, which is consistent with last year's rate.

CORPORATE EXPENSES

Corporate expenses in the second quarter of 2002 were $5.8 million compared with last year's $4.3 million. This increase was due principally to the timing of certain logistical expenses, as corporate expenses for the full year 2002 are expected to be only slightly higher than last year. The forgoing is a forward-looking statement and may be affected by factors such as changes in the Company's plans, strategies, objectives, expectations, intentions and levels of sales of the Company's apparel and footwear products.

Twenty-Six Weeks Ended August 4, 2002 Compared With Twenty-Six Weeks Ended August 5, 2001

APPAREL SEGMENT

Net sales of the Company's apparel segment in the first half of 2002 were $495.8 million, a decrease of 4.6% from last year's $519.5 million. This decrease was due principally to a weak dress shirt market which developed during 2001 and has continued into 2002, combined with less clearance and promotional selling in 2002.

Gross profit on apparel sales was 34.5% in the first half of 2002 compared with 31.9% last year. This increase was due principally to overall lower product costs, driven by last year's reconfiguration of the Company's sourcing operations, and more full price selling as the Company's significantly lower inventory levels resulted in less clearance and promotional selling.

Selling, general and administrative expenses as a percentage of apparel sales in the first half of 2002 were 30.0% compared with 27.3% last year. This increase was due principally to the timing of certain logistical expenses as well as reduced sales leverage.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the first half of 2002 were $184.8 million compared with $181.8 million last year, an increase of 1.7%. This increase was due principally to modest growth in both the Company's retail and wholesale footwear businesses.

Gross profit on footwear and related products sales was 41.9% in the first half of 2002 compared with 41.6% last year. This increase was due principally to lower product costs, offset, in part, by the Company aggressively marking down Spring/Summer merchandise in its retail stores in the second quarter of this year.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first half of 2002 were 35.8% compared with 36.1% last year. This decrease was due principally to an increase in sales leverage.

INTEREST EXPENSE

Interest expense in the first half of 2002 was $11.2 million compared with $12.6 million last year. This decrease was due principally to the positive cash flow generated in 2001 and the first half of 2002.

INCOME TAXES

Income taxes were estimated at a rate of 36.0% for the current year, which is consistent with last year's rate.

CORPORATE EXPENSES

Corporate expenses in the first half of 2002 were $11.5 million compared with $9.6 million last year. This increase was due principally to the timing of certain logistical expenses, as corporate expenses for the full year 2002 are expected to be only slightly higher than last year. The forgoing is a forward-looking statement and may be affected by factors such as changes in the Company's plans, strategies, objectives, expectations, intentions and levels of sales of the Company's apparel and footwear products.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations in the first half of 2002 was $45.1 million compared with net cash used by operations of $26.7 million in the prior year. Of this $71.8 million increase, $32.7 million relates to inventory, and $39.4 million relates to accounts payable and accrued expenses.

Inventory - In the first half of 2001, the Company had a significant build up in inventory in anticipation of seasonally strong third quarter sales. During the third quarter of 2001, the economy weakened considerably, and the Company reacted by quickly reducing inventory levels in the second half of 2001; by year end 2001, inventory was reduced 14% from the prior year. The tight management of inventory has continued into the current year, and as a result, the Company has not had the significant build up in inventory which occurred last year. This emphasis on the tight management of inventory is expected to continue through the balance of the year. The foregoing is a forward-looking statement and may be affected by factors such as changes in the Company's plans, strategies, objectives, expectations, intentions and levels of sales of the Company's apparel and footwear products.

Accounts Payable and Accrued Expenses - In 2001, the February rent payments for many of the Company's facilities and retail stores were paid the first few days of the year. In 2002, this cash outflow did not repeat as the February rent payments were made at the end of 2001. Also, cash outflow in the first half of 2001 includes certain incentive compensation payments earned in fiscal 2000. This cash outflow did not repeat in the first half of 2002 due to a reduction in incentive compensation earned in fiscal 2001.

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

The Company's credit facility expires in April 2003. The Company believes it will be able to resyndicate this facility prior to year end 2002. However, given current market conditions, borrowing spreads are likely to be approximately 100 basis points higher than borrowing spreads under the existing credit facility. The foregoing are forward-looking statements. The Company's ability to enter into a new credit facility and the pricing thereof will be affected by factors such as the Company's financial condition and conditions in the lending market.

The Company believes that its borrowing capacity under the existing credit facility and the Company's ability to resyndicate this facility provides the Company with adequate liquidity for its peak seasonal needs for the foreseeable future and provides sufficient liquidity for potential investment opportunities that may arise. The foregoing is a forward-looking statement and may be affected by factors such as the size of any acquisition the Company may undertake.

OUTLOOK

The Company is currently estimating that third quarter sales will be up 1% to 2% and net income per diluted share will be in the range of $0.60 to $0.63, compared with last year's $0.45. The Company is currently estimating that full year sales will be flat, and net income per diluted share will be in the range of $1.03 to $1.08.

The foregoing statements are forward-looking and there can be no assurance that the Company's actual results will not differ. Factors that could affect the accuracy of these forward-looking statements include, without limitation, the following: (i) changes in the Company's plans, strategies, objectives, expectations and intentions, such as the acquisition of new businesses or the sale or discontinuance of existing businesses; (ii) changes in the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the extent of discounts and promotional pricing in which the Company is required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; and (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost- effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum- based synthetic fabrics, which are currently in high demand), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and civil conflict or war and political and labor instability in the countries where the Company's products are or are planned to be produced; and (v) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Part II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual stockholders' meeting was held on June 11, 2002. There were present in person or by proxy, holders of 26,224,914 shares of Common Stock, or 94.8% of all votes eligible for the meeting.

The following directors were elected to serve for a term of one year:
	For	Vote Withheld

Edward H. Cohen	25,642,384	582,530
Joseph B. Fuller	18,945,686	7,279,228
Joel H. Goldberg	25,779,650	445,264
Marc Grosman	25,790,019	434,895
Dennis F. Hightower	25,773,469	451,445
Bruce J. Klatsky	25,785,653	439,261
Maria Elena Lagomasino	25,787,819	437,095
Harry N.S. Lee	25,780,585	444,329
Bruce Maggin	25,774,321	450,593
Peter J. Solomon	25,782,069	442,845
Mark Weber	25,786,908	438,006

The proposal for Ernst & Young LLP to serve as the Company's independent auditors until the next stockholders' meeting was ratified. The votes were 25,809,845 For, 395,254 Against and 19,815 Abstentions.

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

	15.	Acknowledgement of Independent Accountants

(b)	Reports on Form 8-K filed during the quarter ended August 4, 2002:

No reports have been filed on Form 8-K during the quarter covered by this report.

SIGNATURES & CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated: September 4, 2002
/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller

I, Bruce J. Klatsky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Phillips-Van Heusen Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 17, 2002
/s/ Bruce J. Klatsky
Bruce J. Klatsky
Chairman, Chief Executive Officer and Director

I, Emanuel Chirico, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Phillips-Van Heusen Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 17, 2002
/s/ Emanuel Chirico
Emanuel Chirico
Executive Vice President and
Chief Financial Officer