Form 10-Q
period 2002-11-03
PHILLIPS VAN HEUSEN CORP /DE/
filed 2002-12-13
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2002

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

Yes X No ___

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of November 22, 2002: 27,812,414 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Independent Accountants' Review Report	1

Condensed Consolidated Balance Sheets as of November 3, 2002, February 3, 2002 and November 4, 2001	2

Condensed Consolidated Income Statements for the thirteen weeks and thirty-nine weeks ended
November 3, 2002 and November 4, 2001	3

Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended
November 3, 2002 and November 4, 2001	4

Notes to Condensed Consolidated Financial Statements	5-7

Item 2 - Management's Discussion and Analysis of Results of Operations and
Financial Condition	7-10

Item 4 - Controls and Procedures	10

PART II -- OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K	11-13

Signatures & Certifications	14-16

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Independent Accountants' Review Report

Stockholders and Board of Directors

Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Phillips-Van Heusen Corporation as of November 3, 2002 and November 4, 2001 and the related condensed consolidated income statements and cash flows for the thirteen and thirty-nine week periods ended November 3, 2002 and November 4, 2001. These financial statements are the responsibility of the Company's management.

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

ERNST & YOUNG LLP

New York, New York

November 20, 2002

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	UNAUDITED	AUDITED	UNAUDITED
	November 3,	February 3,	November 4,
	2002	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$ 63,385	$ 43,579	$ 593
Trade receivables, less allowances for doubtful accounts of
$2,802, $2,496 and $2,406	136,775	81,551	146,326
Inventories	222,170	233,704	266,755
Other, including deferred taxes of $19,656, $19,656 and $24,789	32,310	46,466	42,388
Total Current Assets	454,640	405,300	456,062
Property, Plant and Equipment	135,011	135,817	129,948
Intangible assets	18,233	18,233	18,349
Goodwill	94,742	94,742	95,587
Other, including deferred taxes of $17,036, $29,633 and $14,998	47,126	54,841	43,683
	$749,752	$708,933	$743,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable			$ 28,400
Accounts payable	$ 41,720	$ 29,375	32,857
Accrued expenses	87,075	84,983	74,053
Total Current Liabilities	128,795	114,358	135,310
Long-Term Debt	248,993	248,935	248,917
Other Liabilities	83,769	79,913	71,995
Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000 shares authorized, no shares outstanding
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 27,812,414; 27,646,172 and 27,645,460	27,812	27,646	27,645
Additional Capital	123,473	121,659	121,376
Retained Earnings	149,796	129,248	138,712
Accumulated other comprehensive loss	(12,500)	(12,500)
	288,581	266,053	287,733
Less: 28,581 shares of common stock held in treasury as of
November 3, 2002, and 24,627 shares of common stock
held in treasury as of February 3, 2002 and November 4, 2001	(386)	(326)	(326)
Total Stockholders' Equity	288,195	265,727	287,407

	$749,752	$708,933	$743,629

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	November 4,	November 3,	November 4,
	2002	2001	2002	2001

Net sales	$409,103	$405,002	$1,089,716	$1,106,303

Cost of goods sold	258,603	261,248	690,676	721,057

Gross profit	150,500	143,754	399,040	385,246

Selling, general and administrative expenses	118,332	117,770	344,671	334,847

Income before interest and taxes	32,168	25,984	54,369	50,399

Interest expense, net	5,700	6,284	16,929	18,921

Income before taxes	26,468	19,700	37,440	31,478

Income tax expense	8,779	7,093	12,729	11,333

Net income	$ 17,689	$ 12,607	$ 24,711	$ 20,145

Basic net income per share	$ 0.64	$ 0.46	$ 0.89	$ 0.73

Diluted net income per share	$ 0.63	$ 0.45	$ 0.88	$ 0.72

Dividends declared per common share	$ 0.075	$ 0.0375	$ 0.15	$ 0.15

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Thirty-Nine Weeks Ended
	November 3,	November 4,
	2002	2001

OPERATING ACTIVITIES:
Net income	$ 24,711	$ 20,145
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	18,666	18,742
Equity income	(713)	(594)
Deferred income taxes	12,597	11,201

Changes in operating assets and liabilities:
Receivables	(55,224)	(46,887)
Inventories	11,534	6,280
Accounts payable and accrued expenses	14,437	(31,185)
Prepaids and other-net	11,503	2,118
Net Cash Provided (Used) By Operating Activities	37,511	(20,180)

INVESTING ACTIVITIES:
Property, plant and equipment acquired	(15,462)	(20,951)
Acquisition of net assets associated with Arrow and Kenneth Cole
license agreements		(5,000)
Other-net		(600)
Net Cash Used By Investing Activities	(15,462)	(26,551)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit		58,300
Payments on revolving line of credit		(29,900)
Exercise of stock options	1,980	2,838
Acquisition of treasury shares	(60)
Cash dividends	(4,163)	(4,137)
Net Cash Provided (Used) By Financing Activities	(2,243)	27,101

Increase (Decrease) In Cash	19,806	(19,630)

Cash at beginning of period	43,579	20,223

Cash at end of period	$ 63,385	$ 593

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

The results of operations for the thirty-nine weeks ended November 3, 2002 and November 4, 2001 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

INVENTORIES

Inventories, comprised principally of finished goods, are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first- out method (FIFO). Inventories would have been approximately $3,100 higher than reported at November 4, 2001 if the FIFO method of inventory accounting had been used for all apparel. At November 3, 2002 and February 3, 2002, no LIFO reserve is recorded because the combination of the liquidation of certain LIFO inventories resulting from the exiting of Central America manufacturing facilities and reduced overall prices resulted in LIFO cost approximating FIFO cost.

The final determination of cost of sales and inventories under the LIFO method is made at the end of each fiscal year based on inventory cost and quantities on hand. Interim LIFO determinations are based on management's estimates of expected year end inventory levels and costs. Such estimates are subject to revision at the end of each quarter. Since estimates of future inventory levels and costs are subject to external factors, interim financial results are subject to year end LIFO inventory adjustments.

EARNINGS PER SHARE

The Company computed its basic and diluted net income per share by dividing net income by:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/3/02	11/4/01	11/3/02	11/4/01

Weighted Average Common Shares
Outstanding for Basic Net
Income Per Share	27,811,910	27,644,811	27,755,981	27,578,241

Impact of Dilutive Employee Stock Options	276,464	195,588	440,979	545,329

Total Shares for Diluted Net
Income Per Share	28,088,374	27,840,399	28,196,960	28,123,570

ADOPTION OF NEW ACCOUNTING STANDARD

In 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets". This standard requires that goodwill and other indefinitely lived intangible assets not be amortized, but instead be tested for impairment. In the first half of 2002, the Company completed the required transitional impairment tests. No impairment resulted from these tests.

If goodwill and other indefinitely lived intangible assets had not been amortized in 2001, the Company's adjusted net income and earnings per share would have been as follows:
	Thirteen Weeks Ended 11/4/01			Thirty-Nine Weeks Ended 11/4/01
		Basic Net	Diluted Net		Basic Net	Diluted Net
	Net	Income	Income	Net	Income	Income
	Income	Per Share	Per Share	Income	Per Share	Per Share

As reported	$12,607	$0.46	$0.45	$20,145	$0.73	$0.72

Amortization of goodwill and other
indefinitely lived intangible assets,
net of tax	712	0.03	0.03	2,136	0.08	0.08

As adjusted	$13,319	$0.48	$0.48	$22,281	$0.81	$0.79

Due to rounding, the components of the "as adjusted" basic net income per share for the thirteen week period ended November 4, 2001 and diluted net income per share for the thirty-nine week period ended November 4, 2001 do not add to the total.

RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2001, the Company recorded restructuring and other charges of $21,000 related to streamlining certain corporate and divisional operations, exiting three dress shirt manufacturing facilities and liquidating related dress shirt inventories. During 2001, the Company charged approximately $9,900 to this reserve, leaving $11,100 in this reserve at February 3, 2002. During the first nine months of 2002, the Company charged approximately $6,500, related principally to certain lease obligations and severance and related costs, to this reserve, leaving $4,600 in this reserve at November 3, 2002. The actions related to these charges have been substantially completed by the Company; however, due to the extended terms of certain lease and employee termination contractual obligations associated with these actions, costs continue to be charged to this reserve.

SEGMENT DATA

The Company manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its apparel divisions into the Apparel segment. This segment derives revenues from marketing dress shirts, sportswear and accessories, principally under the brand names Van Heusen, Izod, Geoffrey Beene, DKNY, Arrow, Kenneth Cole and Calvin Klein. The Company's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual footwear, apparel and accessories principally under the Bass/G.H. Bass & Co. brand name. Sales for both segments occur principally in the United States.

	Segment Data
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/3/02	11/4/01	11/3/02	11/4/01

Net sales-apparel	$314,785	$305,153	$ 810,549	$ 824,627

Net sales-footwear and related products	94,318	99,849	279,167	281,676

Total net sales	$409,103	$405,002	$1,089,716	$1,106,303

Operating income-apparel	$ 30,836	$ 22,135	$ 53,209	$ 46,042

Operating income-footwear
and related products	6,628	8,716	17,944	18,798

Total operating income	37,464	30,851	71,153	64,840

Corporate expenses	5,296	4,867	16,784	14,441

Income before interest and taxes	$ 32,168	$ 25,984	$ 54,369	$ 50,399

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 3, 2002 Compared With Thirteen Weeks Ended November 4, 2001

APPAREL SEGMENT

Net sales of the Company's apparel segment in the third quarter of 2002 were $314.8 million compared with $305.2 million last year, a 3.1% increase. This increase was due principally to growth in the Company's sportswear business.

Gross profit on apparel sales was 34.7% in the third quarter of 2002 compared with 32.6% last year. This increase was due principally to overall lower product costs, driven by last year's reconfiguration of the Company's sourcing operations, and more full-price sales as the Company's significantly lower inventory levels resulted in less clearance and promotional selling.

Selling, general and administrative expenses as a percentage of apparel sales were 24.9% in the third quarter of 2002 compared with 25.4% last year. This percentage decrease was due principally to an increase in sales leverage.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the third quarter of 2002 were $94.3 million compared with $99.8 million last year, a decrease of 5.5%. This decrease was due principally to a soft back to school selling season coupled with unseasonably warm weather throughout the early Fall season.

Gross profit on footwear and related products sales was 43.8% in the third quarter of 2002 compared with 44.2% last year. This decrease was due principally to higher promotional markdowns which were needed to drive sales and move inventory because of the sales pressures mentioned above.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the third quarter of 2002 were 36.7% compared with 35.5% last year. This percentage increase was due principally to a decrease in sales leverage.

INTEREST EXPENSE

Interest expense in the third quarter of 2002 was $5.7 million compared with $6.3 million last year. This decrease was due principally to the positive cash flow generated in 2001 and the first nine months of 2002.

INCOME TAXES

Income taxes in the current quarter reflect an adjustment to bring the full year estimated rate to 34.0% compared with last year's full year rate of 36.0%. The decreased rate in the current year results principally from various tax saving strategies which generated certain federal and state income tax credits.

CORPORATE EXPENSES

Corporate expenses were $5.3 million in the third quarter of 2002 compared with $4.9 million in last year's third quarter. This increase is in line with the modest increase in corporate expenses expected for the full year, which is due principally to certain logistical expenses.

Thirty-Nine Weeks Ended November 3, 2002 Compared With Thirty-Nine Weeks Ended November 4, 2001

APPAREL SEGMENT

Net sales of the Company's apparel segment in the first nine months of 2002 were $810.5 million, a decrease of 1.7% from last year's $824.6 million. This decrease was due principally to a weak dress shirt market which developed during 2001 and has continued into 2002, combined with less clearance and promotional selling in 2002.

Gross profit on apparel sales was 34.6% in the first nine months of 2002 compared with 32.2% last year. This increase was due principally to overall lower product costs, driven by last year's reconfiguration of the Company's sourcing operations, and more full-price sales as the Company's significantly lower inventory levels resulted in less clearance and promotional selling.

Selling, general and administrative expenses as a percentage of apparel sales in the first nine months of 2002 were 28.0% compared with 26.6% last year. This increase was due principally to an increase in incentive compensation as well as reduced sales leverage.

FOOTWEAR AND RELATED PRODUCTS SEGMENT

Net sales of the Company's footwear and related products segment in the first nine months of 2002 were $279.2 million compared with $281.7 million last year, a decrease of 0.9%. This decrease was due principally to a soft back to school selling season coupled with unseasonably warm weather throughout the early Fall season which negatively impacted the current year's third quarter, offset, in part, by modest growth in both the Company's retail and wholesale footwear businesses in the first half of this year.

Gross profit on footwear and related products sales was 42.5% in the first nine months of 2002 compared with 42.6% last year. This decrease was due principally to higher promotional markdowns taken in the third quarter of this year to drive sales and move inventory, offset, in part, by lower product costs throughout the year.

Selling, general and administrative expenses as a percentage of footwear and related products sales in the first nine months of 2002 were 36.1% compared with 35.9% last year. This percentage increase was due principally to a decrease in sales leverage, as actual expenses in the current year were about flat with last year.

INTEREST EXPENSE

Interest expense in the first nine months of 2002 was $16.9 million compared with $18.9 million last year. This decrease was due principally to the positive cash flow generated in 2001 and the first nine months of 2002.

INCOME TAXES

Income taxes were estimated at a rate of 34.0% for the current year compared with the 2001 full year rate of 36.0%. The decreased rate in the current year results principally from various tax saving strategies which generated certain federal and state income tax credits.

CORPORATE EXPENSES

Corporate expenses in the first nine months were $16.8 million in 2002 compared with $14.4 million last year. This increase was due principally to the acceleration of certain logistical expenses in the first half of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations in the first nine months of 2002 was $37.5 million compared with net cash used by operations of $20.2 million in the prior year. Of this $57.7 million increase, $45.6 million relates to accounts payable and accrued expenses. In 2001, the February rent payments for many of the Company's facilities and retail stores were paid the first few days of the year. In 2002, this cash outflow did not repeat as the February rent payments were made at the end of 2001. Also, cash outflow in the first nine months of 2001 includes certain incentive compensation payments earned in fiscal 2000. This cash outflow did not repeat in the first nine months of 2002 due to a reduction in incentive compensation earned in fiscal 2001.

The Company has a secured credit agreement which includes a revolving credit facility under which the Company may, at its option, borrow and repay amounts within certain limits. The agreement also includes a letter of credit facility. The aggregate maximum amount outstanding under both the revolving credit facility and the letter of credit facility is $325 million.

The Company believes that its borrowing capacity under this secured credit agreement provides the Company with adequate liquidity for its peak seasonal needs for the foreseeable future. The foregoing is a forward-looking statement and may be affected by factors such as changes in cash flow or the size of any acquisition the Company may undertake.

OUTLOOK

The Company is currently estimating that fourth quarter sales will be flat to up 2% and net income per diluted share will be in the range of $0.15 to $0.20. Accordingly, the Company is currently estimating that 2002 full year net income per diluted share will be in the range of $1.03 to $1.08. In addition, the Company currently estimates that sales for 2003 will be flat to up 3% with diluted net income per share in the range of $1.10 to $1.20.

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

ITEM 4 - CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

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

11

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

+	4.15	First Supplemental Indenture, dated as of October 17, 2002 to Indenture dated as of November 1, 1993 between PVH and The Bank of New York, as Trustee.

+	10.01

Revolving Credit Agreement, dated as of October 17, 2002, among PVH, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com.inc., G.H. Bass Franchises Inc., CD Group Inc., and the lender parties thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Lead Arranger and Sole Bookrunner, Fleet Retail Finance Inc., as Co-Arranger and Co-Syndication Agent, Sun Trust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and Bank of America, N.A., as Co-Documentation Agent.

	15.	Acknowledgement of Independent Accountants

	99.1	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

	99.2	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K filed during the quarter ended November 3, 2002:

The Company filed a report on Form 8-K, dated as of September 17, 2002, containing statement under oath of Principal Executive Officer and Principal Financial Officer pursuant to Commission Order No. 4-460 regarding facts and circumstances relating to exchange act filings, and certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act, 18 U.S.C.

Section 1350.

+ Filed herewith.

SIGNATURES & CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated: December 13, 2002
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 13, 2002
/s/ Bruce J. Klatsky
Bruce J. Klatsky
Chairman and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 13, 2002
/s/ Emanuel Chirico
Emanuel Chirico
Executive Vice President and
Chief Financial Officer