Form 10-K
period 2003-02-02
PHILLIPS VAN HEUSEN CORP /DE/
filed 2003-04-21
CIK 78239

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              ---------------------

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2003

                                       OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER
                                     0-50186

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                            ON WHICH REGISTERED
          -------------------                            -------------------
     COMMON STOCK, $1.00 PAR VALUE                     NEW YORK STOCK EXCHANGE
     PREFERRED STOCK PURCHASE RIGHTS                   NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least 90 days.
                                    Yes X No
                                       --
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
(X)

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                    Yes X No
                                       --
     The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors, executive officers and greater than 10% shareholders are affiliates of the registrant) based upon the closing sale price of the registrants common stock on April 15, 2003 was $320,590,069.

     Number of shares of Common Stock outstanding as of April 15, 2003:
30,324,716.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                              LOCATION IN FORM 10-K
                   --------                              IN WHICH INCORPORATED
                                                         ---------------------
         REGISTRANT'S PROXY STATEMENT
          FOR THE ANNUAL MEETING OF                             PART III
   STOCKHOLDERS TO BE HELD ON JUNE 10, 2003

                                      * * *

--------------------------------------------------------------------------------

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Forward-looking statements in this Annual Report on Form 10-K, including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (1) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (2) the levels of sales of our apparel and footwear products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors;
         (3) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize revenue growth, cost savings or synergies from integrating, developing and growing Calvin Klein; (4) our operations and results of operations could be affected by quota restrictions (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (5) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse effect on the acquired entity's or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance and (6) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission. See "BUSINESS - RISK FACTORS."

         We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenues or earnings, whether as a result of the receipt of new information, future events or otherwise.
--------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

         Unless the context otherwise requires, the terms "we," "our" or "us" refer to Phillips-Van Heusen Corporation and its subsidiaries taken as a whole. Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1, and are designated by the calendar year in which the fiscal year commences. We derive market share data information used herein from various industry sources. References to the brand names Calvin Klein, CK, cK Calvin Klein, Van Heusen, Izod, Izod Club, Bass, G.H. Bass & Co., Geoffrey Beene, Arrow, DKNY, Kenneth Cole New York and Reaction by Kenneth Cole and to other brand names in this report are to registered trademarks owned by us or licensed to us by the owner. References to our acquisition of Calvin Klein refer to our February 2003 acquisition of Calvin Klein, Inc., Calvin Klein (Europe), Inc., Calvin Klein (Europe II) Corp., Calvin Klein Europe S.r.l. and CK Service Corp., which companies we refer to collectively as "Calvin Klein."

OVERVIEW

         We are one of the largest apparel and footwear companies in the world, with a heritage dating back over 120 years. We design and market nationally recognized branded dress shirts, sportswear and footwear. We believe we market one in three of the dress shirts sold in the United States and have a leading position in men's sportswear tops and men's casual footwear. Our portfolio of brands includes our own brands, Van Heusen, Bass, and IZOD, and our licensed brands, Geoffrey Beene, Arrow, DKNY, Kenneth Cole New York and Reaction by Kenneth Cole. We recently acquired Calvin Klein, a leading lifestyle design and marketing company, whose brands enjoy high global recognition.

         We design, source and market substantially all of our products on a brand-by-brand basis targeting distinct consumer demographics and lifestyles. We market our brands at multiple price points and across multiple channels of distribution. This allows us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference or distribution channel. Currently, our products are distributed at wholesale through more than 10,000 doors in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. We also leverage our apparel design and sourcing expertise by offering private label programs to retailers. Our wholesale business represents our core business and we believe that it is the basis for our brand equity. As a profitable complement to our wholesale business, we also market our products directly to consumers through our Van Heusen, IZOD, Geoffrey Beene and Bass retail stores, primarily located in outlet malls throughout the United States.

         We were incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881, and, with respect to our footwear group, to G.H. Bass & Co., a business begun in 1876. Our principal executive offices are located at 200 Madison Avenue, New York, New York 10016; our telephone number is
(212) 381-3500.

         We make available, at no cost, on or through our corporate website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission. Our corporate website address is www.pvh.com.

THE CALVIN KLEIN ACQUISITION

         On February 12, 2003, we acquired Calvin Klein. Over the past 30 years, we believe Calvin Klein has become one of the best known designer names in the world. We believe that the Calvin Klein brands - Calvin Klein, cK and cK Calvin Klein - complement our existing portfolio of brands by providing us with the opportunity to market products at higher price points, in higher-end distribution channels and to different consumer groups than our existing product offerings. Although the Calvin Klein brand is well established and enjoys 96% brand awareness among consumers worldwide, there are numerous product areas in which no products, or only a limited number of products, are offered under any Calvin Klein label, including men's and women's better sportswear, footwear and certain accessories. We believe our expertise in brand management, product design, sourcing and other logistics provides us with the ability to successfully expand product offerings and distribution under the Calvin Klein brands while preserving the brands' prestige and global presence. As a result, we believe we have the opportunity to realize sales growth and enhanced profitability.

         Worldwide retail sales of products sold under the Calvin Klein brands exceeded $3 billion in calendar 2002. These products are sold primarily under licenses and other arrangements and include jeans, underwear, fragrances, eyewear, men's tailored clothing, ties, shoes, hosiery, socks, swimwear, watches, coats, leather goods, table top and soft home furnishings and accessories. Calvin Klein also designs, manufactures and markets high-end ready-to-wear collection apparel and accessories for men and women under the Calvin Klein brand. We believe these collections are an important factor in maintaining the Calvin Klein image. The collection apparel and accessories are sold to a limited number of high-end department stores and independent boutiques throughout the world and through three company-operated stores located in New York City, Dallas and Paris. We have recently entered into an agreement to license the existing collection apparel businesses to Vestimenta, S.p.A., one of the world's leading manufacturers and distributors of women's and men's high-end ready-to-wear apparel, commencing with the spring 2004 collection. During the period prior to our license of the businesses, we will transfer the operations of the businesses to Vestimenta. Calvin Klein controls all design operations and product development for most of its licensees and all of its collection apparel, which it will continue to do under its agreement with Vestimenta. Calvin Klein oversees a worldwide marketing and advertising budget of over $200 million, the majority of which is funded by its licensees. We believe that maintaining control over design and advertising through Calvin Klein's dedicated in-house teams plays a key role in the continued strength of the Calvin Klein brands. We believe that Calvin Klein's corporate overhead and back office expenses are significantly higher than required by the size and needs of its business. We intend to significantly reduce these costs and integrate many Calvin Klein overhead functions with our current operations, thereby increasing the cash flow and profitability of Calvin Klein. It is not our intention to reduce the in-house marketing and advertising and design divisions of Calvin Klein.

OUR BUSINESS

         Our business includes the design, sourcing and marketing of a varied selection of branded and private label dress shirts, sportswear and footwear as well as the licensing of our brands for an assortment of products. Our business is currently reported in two segments: Apparel, and Footwear and Related Products. The Apparel segment is operated in two groups: dress shirts and sportswear. Sales of our products are made principally in the United States. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Segment Data" in the Notes to Consolidated Financial Statements included in "Item 15 - Exhibits, Financial Statement Schedules and

Reports on Form 8-K" for information regarding the revenues, profits and total assets attributable to the Apparel and Footwear and Related Products segments.

         APPAREL

         DRESS SHIRTS

         We market our dress shirts principally under the Van Heusen, Arrow, IZOD, Geoffrey Beene, cK Calvin Klein, Kenneth Cole New York, Reaction by Kenneth Cole and DKNY brands.

         Our dress shirt business, which generated, through the wholesale channel, 22.7% of our fiscal 2002 revenues, includes the design and marketing of dress shirts in a broad selection of styles and colors that are sold at retail price points generally ranging from $20 to $65 a shirt.

         The Van Heusen dress shirt has provided a strong foundation for us for most of our history and is the best selling dress shirt brand in the United States. The Van Heusen dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed through more than 3,500 doors, principally in department stores, including Belk, Inc., Federated Department Stores, Inc., J. C. Penney Company, Inc., The May Department Stores Company and Saks Inc., and through our Van Heusen retail stores.

         The Arrow dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed through more than 2,000 doors, principally in mid-tier department stores, including Kohl's Corporation and Sears, Roebuck & Co. The Arrow dress shirt is positioned as a mid-tier department store complement to Van Heusen. We market Arrow dress shirts under a license agreement with Cluett American Corp. that expires on June 30, 2007 and which we may extend through June 30, 2017.

         IZOD dress shirts were launched in the third quarter of fiscal 2001. The IZOD dress shirt targets the modern traditional consumer, is marketed at moderate price points and is distributed through more than 1,200 doors, principally in department stores, including Belk, JCPenney and May.

         The Geoffrey Beene dress shirt is the best selling designer dress shirt brand in U.S. department stores in the United States. The Geoffrey Beene dress shirt targets the more style conscious consumer, is marketed at moderate to upper moderate price points and is distributed through more than 2,500 doors, principally in department stores, including Federated, Marshall Field's, May and Saks, and through our Geoffrey Beene retail stores. We market Geoffrey Beene dress shirts under a license agreement with Geoffrey Beene Inc. that expires on December 31, 2008 and which we may extend through December 31, 2013.

         cK Calvin Klein dress shirts were launched for the holiday 2002 season. The cK Calvin Klein dress shirt targets the classical contemporary consumer, is marketed at better price points and currently is distributed through more than 550 doors, principally in department and specialty stores, including Federated, Marshall Field's and May. We market cK Calvin Klein dress shirts under a license agreement with Calvin Klein, which we entered into prior to our acquisition of Calvin Klein.

         The Kenneth Cole New York dress shirt targets the modern consumer, is marketed at better price points and is distributed through more than 650 doors, principally in department stores including Dillards, Inc., Federated, Marshall Field's and May. The Reaction by Kenneth Cole dress shirt targets the more youthful, modern consumer, is marketed at opening better to better price points and is distributed through more than 350 doors, principally in department stores, including Federated and May. We market the two Kenneth Cole brands of dress shirts under a license agreement with K.C.P.L., Inc. that expires on December 31, 2005.

         The DKNY dress shirt targets the contemporary consumer, is marketed at better price points and is distributed through more than 900 doors, principally in department and specialty stores, including Federated, Marshall Field's and

Saks. We market DKNY dress shirts under a license agreement with Donna Karan Studio that expires on December 31, 2003.

         We also offer private label programs to retailers. Private label offerings allow a retailer to sell its own line of exclusive merchandise and give the retailer control over distribution of the product. These programs present an opportunity for us to leverage our design, sourcing and logistics expertise. Our private label customers work with our designers to develop shirts in the styles, sizes and cuts that the customers desire to sell in their stores under their private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy product exclusivity at generally higher margins. Private label products, however, generally do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same breadth of services and in-store sales and promotional support as branded manufacturers. We market private label dress shirts to national department and mass market stores. Our private label programs include Stafford for JCPenney, Grant Thomas for Lord & Taylor, Cezani for Saks and Puritan and George for Wal-Mart Stores, Inc.

         SPORTSWEAR

         We market our sportswear principally under the IZOD, Van Heusen, Arrow and Geoffrey Beene brands. Our sportswear business, which generated 50.7% of our fiscal 2002 revenues, includes men's knit and woven sports shirts, sweaters, bottoms, swimwear, boxers and outerwear marketed at wholesale and sportswear, accessories and other apparel for men and women offered in our Van Heusen, IZOD and Geoffrey Beene retail stores.

         IZOD is the best selling main floor department store men's sportswear tops brand. IZOD apparel consists of active-inspired men's sportswear, including sweaters, knit and woven sports shirts, slacks, fleecewear and microfiber jackets. IZOD sportswear targets the active consumer, is marketed at moderate to upper moderate price points and is distributed through more than 2,400 doors, principally in department stores, including Belk, Federated, JCPenney, May and Saks, and through our IZOD retail stores. Our IZOD stores offer men's and women's active-inspired sportswear, with a focus on golf, travel and resort apparel.

         Van Heusen is the best selling main floor department store men's woven sport shirt brand in the United States. Van Heusen sportswear also includes knit sport shirts and sweaters. Like Van Heusen dress shirts, Van Heusen sport shirts and sweaters target the updated classical consumer, are marketed at opening to moderate price points and are distributed through more than 3,500 doors, principally in department stores, including Belk, Federated, JCPenney, May and Saks, and through our Van Heusen retail stores. Our Van Heusen stores offer a range of men's products from dress furnishings to sportswear, as well as women's sportswear.

         Arrow sportswear targets the updated classical consumer, is marketed at moderate price points and is distributed through more than 2,000 doors, principally in mid-tier department stores, including Kohl's and Sears. Arrow sportswear consists of men's knit and woven tops, sweaters and bottoms. We market Arrow sportswear at wholesale under the same license agreement as Arrow dress shirts.

         Geoffrey Beene sportswear targets a more style conscious consumer than IZOD, Van Heusen and Arrow and is positioned as a designer label for men's woven and knit sports shirts on the main floor of department stores. Geoffrey Beene sportswear is marketed at upper moderate price points and is distributed through more than 800 doors, principally in department stores, including Federated, Marshall Field's and May, and through our Geoffrey Beene retail stores. Our Geoffrey Beene stores offer men's furnishings, casual and dress casual sportswear and women's casual and dress casual sportswear, under a license agreement which expires on December 31, 2005, which we may extend for up to two additional three-year periods, the last of which would end on December 31, 2011. We market Geoffrey Beene men's sportswear at wholesale under the same license agreement as the Geoffrey Beene dress shirts.

         Our extensive resources in both product development and sourcing have permitted us to market private label sport shirts to department and mass market stores. Our private label programs include Cherokee and Merona for Target Corp.

and Puritan for Wal-Mart. We also market private label sport shirts to companies in service industries, including airlines and restaurant chains.

         As Calvin Klein does not currently offer men's better sportswear, we plan to launch a men's better sportswear line in fall 2004, reflecting the Calvin Klein style and capitalizing on the strong Calvin Klein brand identity. These products will target better fashion department and specialty store customers and be sold in sportswear collection areas, complementing the existing main floor sportswear offerings of our other brands. We expect to capitalize on our experience in developing successful sportswear lines, sourcing expertise and strong wholesale customer relationships to take advantage of this market opportunity. The foregoing is a forward-looking statement and there can be no assurances that we will be able to launch successfully, grow and maintain such a business. Factors that could affect the business include the willingness of retailers to allocate appropriate selling space and consumer acceptance of the goods produced. See "RISK FACTORS" in this Item.

         We are seeking a strategic relationship with an experienced women's apparel partner to develop a women's better sportswear line, another large market segment for which Calvin Klein does not currently offer products. We intend to oversee all design operations and product development in order to ensure that the distinctive brand image of Calvin Klein is maintained. The Calvin Klein advertising team will play a key role in the marketing of this new line. There can be no assurance that we will be able to reach an agreement with a licensee on such basis, if at all.

         FOOTWEAR AND RELATED PRODUCTS

         Our Footwear and Related Products segment, which generated 25.8% of our fiscal 2002 revenues, includes casual and dress casual shoes for men, women and children marketed at wholesale and in our Bass retail stores and Bass apparel and accessories for men and women offered only in our Bass retail stores.

         The Bass brand has a leading position in men's casual footwear in the United States. Bass footwear is generally known for its classic American style, is marketed at moderate price points and is distributed through more than 3,600 doors, principally in department and specialty shoe stores, including Dillards, Federated and May, as well as in our Bass retail stores. Our Bass stores typically carry a modified assortment of Bass footwear from our wholesale line, as well as styles not available at wholesale. Most of our stores also carry Bass apparel for men and women, as well as accessories such as handbags, belts and travel gear. Bass brand products are sold in over 30 countries, including through 38 Bass stores offering exclusively Bass footwear and footwear-related products operated by distributors.

         In the fall of 2002, we introduced a line of IZOD footwear consisting of men's and women's active footwear for market-testing purposes. IZOD footwear is marketed at moderate to upper moderate price points and is distributed in Belk, Federated, May and Saks.

         LICENSING

         We license our brands globally for a broad range of products. The licensing of our brands generated 0.8% of our fiscal 2002 revenues. On a pro forma basis reflecting our acquisition of Calvin Klein, royalty, design and similar fees from business partners would have generated 8.7% of our fiscal 2002 revenues. We believe royalty, design and similar fees provide us with a relatively stable flow of revenues with high margins, and extend and strengthen our brands globally. The pro forma data is unaudited and is based upon our audited consolidated financial statements included in Item 15 to this report and in the audited combined financial statements of Calvin Klein to be included in
Item 7 to our current report on Form 8-K/A in respect of our acquisition of Calvin Klein. The pro forma data does not purport to represent what our actual results would have been in fiscal 2002 had we completed the transaction on the first day of fiscal 2002 nor what they will be in any future priod.

         We grant licensing partners the right to manufacture and sell at wholesale specified products under one or more of our brands. In addition, certain foreign licensees are granted the right to open retail stores under the licensed brand name and sell only goods under that name in such stores. A substantial portion of the sales by our domestic licensing partners are made to our largest wholesale customers. As compensation for our contributions under these agreements, each licensing partner pays us royalties based upon its sales of our branded products, subject generally, to payment of a minimum royalty. These payments generally range from 3.0% to 7.0% of the licensing partners' sales of the licensed products. In addition, licensing partners are generally required to spend an amount equal to between 2.0% and 5.0% of their sales to advertise our products. We provide support to our business partners and seek to preserve the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight.

         CALVIN KLEIN ROYALTY AND DESIGN REVENUES

         An important source of revenues for Calvin Klein is its business arrangements with licensees and other third parties worldwide that manufacture and distribute globally a broad array of products under the Calvin Klein brands. For fiscal 2002, approximately 52% of revenues from Calvin Klein's business partners was generated by its domestic business partners and approximately 48% was generated by its foreign business partners. Worldwide retail sales of products sold under the Calvin Klein brands exceeded $3 billion in calendar 2002. Calvin Klein combines its design, marketing and imaging skills with the specific manufacturing, distribution and geographic capabilities of its business partners to enter into new product categories and extend existing lines of business. Calvin Klein's largest business partners in terms of royalty, design and similar fees paid to Calvin Klein in fiscal 2002 were:

         o    Warnaco, Inc. accounting for approximately 36%

         o Calvin Klein Cosmetics Corporation (Unilever N.V.) accounting for approximately 23%

         o    Marchon Eyewear, Inc. accounting for approximately 9%

         Calvin Klein has a total of 28 licensing and other strategic arrangements. The products offered by Calvin Klein's key business partners include:


         Business Partner                                                       Product Category
         ----------------                                                       ----------------
         Warnaco, Inc. ............................................    Men's, women's and children's jeanswear;
                                                                       men's underwear and sleepwear; women's
                                                                       intimate apparel and sleepwear

         Calvin Klein Cosmetics Corporation (Unilever N.V.)........    Men's, women's and children's fragrance and
                                                                       bath products

         Marchon Eyewear, Inc......................................    Men's and women's optical frames and
                                                                       sunglasses

         O.B.T. Co., Ltd (Japan)...................................    Men's and women's cK Calvin Klein bridge
                                                                       apparel and certain casual attire and women's
                                                                       coats and accessories

         CK Jeanswear Europe, S.p.A................................    Men's, women's and children's jeanswear and
                                                                       women's belts

         CK Jeanswear Asia Ltd.....................................    Men's, women's and children's jeanswear

         Design Works Inc..........................................    Soft home furnishing products

         CK Watch Co., Ltd. (Swatch SA)............................    Men's and women's watches and clocks

         McGregor Industries, Inc..................................    Men's and women's socks and women's tights

         Peerless Delaware, Inc. ..................................    Men's tailored clothing

Additional products sold bearing Calvin Klein brands include certain men's furnishings and small leather goods, table top furnishings, women's better footwear and swimwear and men's dress footwear.

         With respect to revenues generated from the sale of Calvin Klein men's underwear and sleepwear and women's intimate apparel and sleepwear, Warnaco pays us an administration fee based on Warnaco's worldwide sales of underwear, intimate apparel and sleepwear bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco. As a result of our acquisition of Calvin Klein, Warnaco is entitled to control design and advertising related to the sale of underwear, intimate apparel and sleepwear products bearing the Calvin Klein name. See "--Trademarks".

         We intend to continue to license the Calvin Klein brands to existing licensees and to seek additional licensing partners as profitable opportunities arise. We believe that licensing the brands provides us with a relatively stable flow of revenues with high margins and enables us to market globally the Calvin Klein brands across multiple product categories, further enhancing the image and reach of these lifestyle brands.

         We recently entered into an agreement to license our men's and women's high-end ready-to-wear collection apparel businesses to Vestimenta, one of the world's leading manufacturers and distributors of women's and men's high-end ready-to-wear apparel. The license is an exclusive, worldwide, 10-year license for the Calvin Klein Collection brand. During a transition period we will transfer the operations of our collection apparel businesses to Vestimenta. Vestimenta will be responsible for the merchandising, manufacturing, quality control, selling, warehousing and shipping aspects of such businesses. Our Calvin Klein design and advertising teams will be responsible for substantially all design, marketing, advertising and public relations aspects of the collection apparel businesses and will approve the wholesale customers to which Vestimenta will sell the collections. We believe this business relationship will optimize our global opportunities, enhance the brand image of Calvin Klein and result in cost savings.

         OTHER LICENSING REVENUES

         We license our Van Heusen, IZOD, IZOD Club and G.H. Bass & Co. brand names for various products worldwide. We also sublicense to others the Arrow and Geoffrey Beene brand names for various products. Our largest licensing partners in fiscal 2002 by licensing revenues paid to us were:

         o    Fishman & Tobin, Inc. accounting for approximately 18%

         o    Oxford Industries, Inc. accounting for approximately 15%

         o    Block Sportswear, Inc. accounting for approximately 14%

         We license under a total of 58 license agreements. The products offered by our key domestic licensing partners include:


         Licensing Partner                                             Licensed Product Category
         -----------------                                             -------------------------
         Block Sportswear, Inc....................................     Van Heusen and IZOD 'big and tall'
                                                                       sportswear

         Custom Leather Canada Limited............................     Van Heusen belts

         Fishman & Tobin, Inc.....................................     Van Heusen and IZOD boys' sportswear

         Host Apparel, Inc........................................     Van Heusen pajamas and robes

         Aptaker Co., Inc. d/b/a Nouveau Eyewear..................     Van Heusen and G.H. Bass eyewear

         Randa Neckwear Corp......................................     Van Heusen neckwear

         Tropical Sportswear International, Inc...................     Van Heusen men's pants

         Westport Corporation.....................................     Van Heusen small leather goods

         Clearvision Optical Company, Inc.........................     IZOD eyewear

         Gold Toe Brand, Inc......................................     IZOD and IZOD Club hosiery

         Humphrey's Accessories LLC...............................     IZOD belts


         International Home Textiles, Inc.........................     IZOD soft home furnishing products

         Kellwood Company.........................................     IZOD women's sportswear

         Knothe Corporation.......................................     IZOD sleepwear and loungewear

         Mallory & Church Corporation.............................     IZOD neckwear

         Peerless Delaware, Inc...................................     IZOD tailored clothing

         Oxford Industries, Inc...................................     IZOD Club men's and women's golf
                                                                       apparel

         Additional products sold bearing our marks include Van Heusen underwear, handkerchiefs, scarves and hosiery and IZOD leather outerwear. A large number of our Van Heusen licenses are with foreign licensees that offer dress shirts and sportswear under that brand name.

WHOLESALE CUSTOMERS

         Our wholesale business represents our core business and we believe that it is the basis for our brand equity. Currently, our products are distributed at wholesale through more than 10,000 doors in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. A few of our customers, including Federated, JCPenney, Kohl's, May and Wal-Mart account for significant portions of our revenues. Sales to our five largest customers were 30.7% of our revenues in fiscal 2002, 27.7% of our revenues in fiscal 2001 and 28.3% of our revenues in fiscal 2000. No single customer accounted for greater than 10% of our revenues in fiscal 2002.

         We believe we provide our customers with a significantly high level of service. We have six separate sales forces covering the following products and product categories:

         o    national brand dress shirts - Van Heusen, Arrow and IZOD

         o designer brand dress shirts - cK Calvin Klein, Geoffrey Beene, Kenneth Cole New York, Reaction by Kenneth Cole and DKNY

         o    Van Heusen and Geoffrey Beene sportswear

         o    IZOD sportswear

         o    Arrow sportswear

         o    Bass and IZOD footwear

Each sales force includes a team of sales professionals that work closely with our customers providing them with a dedicated level of service including designing a focused selling strategy for each brand while ensuring that each brand's particular qualities and identities are strategically positioned to target a distinct consumer base. Our customers offer our dress shirts and men's sportswear on the main floor of their stores and we offer our customers merchandising support with visual display fixtures and in-store marketing. When a line of our products is displayed in a stand-alone area on the main floor, we are able to further enhance brand recognition, to permit more complete merchandising of our lines and to differentiate the presentation of products. We believe the broad appeal of our products, with multiple well known brands offering differing styles at different price points, together with our customer, advertising and marketing support and our ability to offer products with innovative qualities, allow us to expand and develop relationships with apparel retailers in the United States.

         We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing our inventory management efficiencies. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, our broad array of product availability and our quick response capabilities. Certain of our products can be ordered at any time through our EDI replenishment systems. For customers who reorder these products, we generally ship these products within one to two days of order receipt.

         The Calvin Klein men's and women's high-end ready-to-wear collection apparel and accessories are sold to a limited number of high-end department stores and independent boutiques throughout the world, including Bergdorf Goodman, Neiman Marcus, Nordstrom and Saks. We also operate three stores that offer the collections. Ranging in size from 5,400 to 20,000 square feet, these stores are located in New York City, Dallas and Paris.

RETAIL STORES

         We operate over 700 retail stores under the Van Heusen, IZOD, Bass and Geoffrey Beene names. Ranging in size from 1,000 to 11,000 square feet, with an average of approximately 4,000 square feet, our stores are primarily located in outlet malls throughout the United States. We believe our profitable retail division is an important complement to our wholesale operations because we believe that the stores further enhance consumer awareness of our brands, including by offering products that are not available in our wholesale lines, while also providing a means for managing excess inventory.

         Our Van Heusen outlet stores offer men's dress shirts and neckwear, men's and women's sportswear, including woven and knit shirts, sweaters, bottoms and outerwear, and men's and women's accessories. The stores are targeted to the value-conscious, middle American consumer.

         Our IZOD outlet stores offer men's and women's active-inspired sportswear, including knit and woven shirts, sweaters, bottoms and activewear. These stores focus on golf, travel and resort clothing.

         Our Bass outlet stores offer a modified assortment of Bass footwear from our wholesale line, as well as styles not available at wholesale. Most of our stores also carry apparel for men and women, including tops, bottoms and outerwear and accessories such as handbags, wallets, belts and travel gear.

         Our Geoffrey Beene outlet stores offer men's dress shirts and neckwear, men's and women's sportswear including woven and knit shirts, sweaters, bottoms and outerwear and men's and women's accessories. These stores are targeted towards a more fashion-conscious, designer-oriented consumer.

         We also market selected Bass/G.H. Bass & Co. and footwear and IZOD sportswear over the Internet on a limited basis.

         We intend to enhance our retail position by opening Calvin Klein stores in premium outlet malls that are consistent with the Calvin Klein image and in which other prestige designers maintain stores. We currently intend to open between 75 and 85 Calvin Klein outlet stores over time in such premium outlet malls. We believe that the strength of the Calvin Klein brands, our strong presence and considerable experience operating stores in outlet malls across the United States and our established relationships with landlords of the premium outlet malls should enable us to successfully execute this strategy. The foregoing is a forward-looking statement and there can be no assurances that we will be able to open and successfully operate such stores. Factors that could affect our plans and the business include the availability of appropriate locations at a cost acceptable to us and consumer acceptance of the goods we offer. See "RISK FACTORS" in this Item.

DESIGN

         Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality and price.

         A significant factor that plays a key role in the continued strength of our brands is our in-house design teams. We form separate teams of designers and merchandisers for each of our brands, and with respect to Calvin Klein, for each product category, creating a structure that focuses on the special qualities and identity of each brand and product. These designers and merchandisers consider consumer taste and lifestyle and trends when creating a brand or product plan for a particular season. The process from initial design to finished product varies greatly, but generally spans six to ten months prior to each selling season. Apparel and footwear product lines are developed primarily for two major selling seasons, spring and fall. However, certain of our product lines offer more frequent introductions of new merchandise.

         Calvin Klein has developed a cohesive team of senior design directors who share a vision for the Calvin Klein brands and who each lead a separate design team. We intend to maintain the in-house design teams of Calvin Klein. These teams will continue to control all design operations and product development for most licensees and other strategic alliances. In addition, new teams sharing the same vision will be assembled to play a key role in developing our men's better sportswear line, and oversee all design operation and product development in connection with the licensing of a women's better sportswear line.

SOURCING AND PRODUCTION

         To address the needs of our customers, we are continuing to make investments and develop strategies to enhance our ability to provide our customers with timely product availability and delivery. Our investments in sophisticated systems should allow us to reduce the cycle time between the design of products to the delivery of those products to our customers. We believe the enhancement of our supply chain efficiencies and working capital management through the effective use of our distribution network and overall infrastructure will allow us to better control costs and provide improved service to our customers.

         Approximately 225 different manufacturers produce our products in over 300 factories worldwide. During fiscal 2002, in excess of 95% of our products were produced by manufacturers located in foreign countries. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels, leather and similar materials. Raw materials and production commitments are generally made two to six months prior to production and quantities are finalized at that time. We believe we are one of the largest procurers of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. Most of our dress shirts and all of our sportswear are sourced and manufactured to our specifications by independent manufacturers in the Far East, Indian subcontinent, Middle East, Caribbean and Central America who meet our quality, cost and human rights requirements. Our footwear is sourced and manufactured to our specifications by independent manufacturers who meet our quality, cost and human rights requirements, principally located in the Far East, Europe, South America and the Caribbean. No single supplier is critical to our production needs, and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. Given our extensive network of sourcing partners, we believe we are able to obtain goods at low cost and on a timely basis.

         Our foreign offices and buying agents enable us to monitor the quality of the goods manufactured by, and the delivery performance of, our suppliers, which includes the enforcement of human rights standards through our on-going approval and monitoring system. In addition, sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made either to increase or reduce inventories. We continually seek additional suppliers throughout the world for our sourcing needs and place our orders in a manner designed to limit the risk that a disruption of production at any one facility could cause a serious inventory problem. We have not experienced significant production delays or difficulties in importing goods. Our purchases from our suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced.

         Approximately 7% of our dress shirts are manufactured in our domestic apparel manufacturing facility located in Ozark, Alabama. This facility, which we own, is approximately 108,000 square feet, and is utilized by us primarily as a quick response facility, including by fulfilling product replenishment orders.

WAREHOUSING AND DISTRIBUTION

         To facilitate distribution, our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment to our customers. Ranging in size from 67,000 to 575,000 square feet our centers are located in North Carolina, Tennessee, Pennsylvania, Georgia, Arkansas, Maine and New Jersey. Each of our centers is generally dedicated to serving either our wholesale customers or our retail stores. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores, as the case may be, on a cost-effective basis. This includes the use of various forms of electronic communications to meet customer needs, including advance shipping notices for all major customers. We believe our current warehousing and distribution centers have sufficient capacity to accommodate future growth, including our strategies for Calvin Klein, without a significant increase in capital expenditures. We further believe that our distribution centers and capabilities compare favorably on a cost and service basis with those of our competitors and that these constitute part of our core competencies.

ADVERTISING AND PROMOTION

         We market substantially all of our products on a brand-by-brand basis targeting distinct consumer demographics and lifestyles. Our marketing programs are an integral feature of our product offerings. Advertisements generally portray a lifestyle rather than a specific item. We intend for each of our brands to be a leader in its respective market segment, with strong consumer awareness and consumer loyalty. We believe that our brands are successful in their respective segments because we have strategically positioned each brand to target a distinct consumer demographic. We will continue to design and market our products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers and produce consumer loyalty.

         We advertise our brands primarily in national print media, including fashion, entertainment/human interest, business, men's, women's, niche and sports magazines and The New York Times. We also participate in cooperative advertising programs with our customers, as we believe that brand awareness and in-store positioning are further strengthened by our contributions to such programs.

         With respect to our retail operations, we rely upon local outlet mall developers to promote traffic for their centers. Outlet center developers employ multiple formats, including signage (highway billboards, off-highway directional signs, on-site signage and on-site information centers), print advertising (brochures, newspapers and travel magazines), direct marketing (to tour bus companies and travel agents), radio and television, and special promotions.

         In acquiring Calvin Klein, we believe we acquired one of the best known designer names in the world. One of the efforts that has helped to establish the Calvin Klein image has been its high-profile, cutting-edge advertising campaigns that have stimulated admiration, publicity, curiosity and debate. Calvin Klein has a dedicated in-house advertising agency with experienced in-house creative and media teams that develop and execute a substantial portion of the advertising for products under the Calvin Klein brands. The teams work closely with other functional areas within Calvin Klein and its licensing and other business partners to deliver a consistent and unified brand message to the consumer. Calvin Klein oversees a worldwide marketing and advertising budget of over $200 million, a majority of which is funded by its licensees.

         Calvin Klein products are advertised primarily in national print media, through outdoor signage and, with respect to fragrances, in television advertising spots. We believe promotional activities throughout the year further strengthen brand awareness of the Calvin Klein brands. The spring and fall Calvin Klein high-end ready-to-wear apparel collections are presented at major fashion shows in New York City and Milan, which typically generate extensive media coverage. Other Calvin Klein promotional efforts include in-store appearances by fashion models, providing wardrobes to celebrities for award ceremonies, product launches, gift-with-purchase programs, charity events and special corporate-sponsored events.

         It is our intention to continue the Calvin Klein advertising and promotional practices and strategies. In order to accomplish this, we intend to leave the Calvin Klein marketing and advertising teams in place and to continue to maintain the Calvin Klein advertising and promotions budget at or above recent historical levels. The foregoing is a forward-looking statement and there can be no assurances in this regard. See "RISK FACTORS" in this Item.

TRADEMARKS

         We own the Van Heusen, Bass, G.H. Bass & Co., IZOD and IZOD Club brands, as well as related trademarks and lesser-known names. As a result of our acquisition of Calvin Klein, we beneficially own the Calvin Klein, cK and cK Calvin Klein marks. Calvin Klein and Warnaco are co-owners of the Calvin Klein Trademark Trust, which is the sole and exclusive title owner of substantially all registered Calvin Klein, cK and cK Calvin Klein trademarks. The sole purpose of the trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the trust pursuant to a servicing agreement. The trust exclusively licenses to Warnaco on a perpetual, royalty-free basis the use of the marks on men's underwear and sleepwear and women's intimate apparel and sleepwear, and to Calvin Klein on a perpetual, royalty-free basis the use of the marks on all other products. Warnaco pays us a fee based on Warnaco's worldwide sales of underwear, intimate apparel and sleepwear products bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco.

         In acquiring the Calvin Klein, cK and cK Calvin Klein marks, we agreed to allow Mr. Calvin Klein to retain the right to use his name, on a non-competitive basis, with respect to his right of publicity, unless those rights were already being used in the Calvin Klein business. We also granted Mr. Klein a royalty-free worldwide right to use the Calvin Klein mark with respect to certain personal businesses and activities, such as motion picture, television and video businesses; a book business; writing, speaking and/or teaching engagements; non-commercial photography; charitable activities; and architectural and industrial design projects, subject to certain limitations designed to protect the image and prestige of the Calvin Klein brands and to avoid competitive conflicts.

         Our trademarks are the subject of registrations and pending applications throughout the world for use on a variety of apparel, footwear and related products, and we continue to expand our worldwide usage and registration of new and related trademarks. In general, trademarks remain valid and enforceable as long as the marks continue to be used in connection with the products and services with which they are identified and, as to registered trade names, the required registration renewals are filed. In markets outside of the United States, particularly those where products bearing any of our brands are not sold by us or any of our licensees or other authorized users, our rights to the use of trademarks may not be clearly established.

         We regard the license to use our trademarks and our other intellectual property rights in and to the trademarks as valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. We are susceptible to others imitating our products and infringing our intellectual property rights. This is especially the case since our acquisition of Calvin Klein, as the Calvin Klein brands enjoy significant worldwide consumer recognition and its generally higher pricing provides significant opportunity and incentive for counterfeiters and infringers. Calvin Klein has a broad, proactive enforcement program, which we believe has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad. We have taken enforcement action with respect to our other marks on an as needed basis.

OUR RELATIONSHIP WITH MR. KLEIN

         In order to assist in a seamless transition of our acquisition of Calvin Klein, we have entered into a three-year consulting agreement with Mr. Klein for $1.0 million per year. Mr. Klein is available to consult on advertising, marketing, design, promotion and publicity aspects of Calvin Klein.

         Prior to our acquisition of Calvin Klein, Calvin Klein was obligated to pay Mr. Klein and his heirs in perpetuity a percentage of sales of certain products bearing any of the Calvin Klein brands under a design services letter agreement. In connection with our acquisition of Calvin Klein, we bought all of Mr. Klein's rights under that agreement in consideration of a warrant to purchase our common stock and for granting him the right to receive from us contingent purchase price payments for a period of 15 years based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands. In addition, Mr. Klein was released from all of his obligations under that agreement, including his obligation to render design services to Calvin Klein, and the design services letter agreement was terminated. On a pro forma basis reflecting our acquisition of Calvin Klein, such payment to Mr. Klein would have been $20.1 million for fiscal 2002. Our obligation to make contingent purchase price payments to Mr. Klein in connection with our acquisition of Calvin Klein is guaranteed by our Calvin Klein subsidiaries and is secured by a subordinated pledge of all of the equity interests in our Calvin Klein subsidiaries. Upon repayment of the $125.0 million term loan from the affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited, this obligation will also be secured by a subordinated lien on substantially all of our domestic Calvin Klein subsidiaries' assets. Events of default under the agreements governing the collateral for our contingent payment obligations to Mr. Klein, include, but are not limited to (1) our failure to make payments to Mr. Klein when due, (2) covenant defaults, (3) cross-defaults to other indebtedness in excess of an agreed amount, (4) events of bankruptcy, (5) monetary judgment defaults and (6) a change of control, including the sale of any portion of the equity interests in our Calvin Klein subsidiaries. An event of default under those agreements would permit Mr. Klein to foreclose on his security interest in the collateral. In addition, if we fail to pay Mr. Klein a contingent purchase price payment when due and such failure to pay continues for 60 days or more after a final judgment by a court is rendered relating to our failure to pay, Mr. Klein will no longer be restricted from competing with us as he otherwise would be under the non-competition provisions contained in the purchase agreement relating to our acquisition of Calvin Klein, although he would still not be able to use any of the Calvin Klein brands or any similar trademark in any competing business.

COMPETITION

         The apparel industry is competitive as a result of its fashion orientation, its mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Some of our larger branded apparel competitors include Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Perry Ellis and Chaps. As a result of our acquisition of Calvin Klein, we believe Donna Karan, Ralph Lauren's Purple Label, Giorgio Armani, Gucci and Prada also will be our competitors. In addition, we face significant competition from retailers, including our own wholesale customers, through their private label programs.

         The footwear industry is characterized by fragmented competition. Consequently, retailers and consumers have a wide variety of choices regarding brands, style and price. However, over the years, the Bass brand has maintained an important position in casual footwear, while we have extended the brand's offerings to modern, contemporary casual and dress casual styles. We believe that few of our competitors have the overall men's and women's brand recognition of Bass. Our primary footwear competitors include Dockers, Timberland, Rockport, Sperry and Naturalizer.

         We compete primarily on the basis of style, quality and service. Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality, service and price. We believe we are particularly well positioned to compete in the apparel and footwear industries. Our diversified portfolio of apparel brands and apparel and footwear products and our use of multiple channels of distribution has allowed us to develop a business that produces results which are not dependent on any one demographic group, merchandise preference or distribution channel. We have developed a portfolio of brands that appeal to a broad spectrum of consumers. Our owned brands have long histories and enjoy high recognition within their respective consumer segments. We develop our owned and licensed brands to complement each other and to generate strong consumer loyalty. The acquisition of Calvin Klein and its prestigious brands provides us with the opportunity to develop businesses that target different consumer groups at higher price points and in higher-end distribution channels than our other brands, as well as with significant global opportunities due to the worldwide recognition of the Calvin Klein brands.

TARIFFS AND IMPORT RESTRICTIONS

         A substantial portion of our products is manufactured by contractors located outside the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel established by the U.S. government. In addition, a portion of our imported products is eligible for certain duty-advantaged programs commonly known as NAFTA, AGOA, CBTPA and CBI. While importation of goods from some countries from which we obtain goods may be subject to embargo by U.S. Customs authorities if shipments exceed quota limits, we closely monitor import quotas and can, in most cases, shift production to contractors located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on our business. Moreover, with the gradual elimination of textile and apparel quotas over the next few years by the World Trade Organization, these quota restrictions will no longer affect our business in most countries.

ENVIRONMENTAL MATTERS

         Our facilities and operations are subject to various environmental, health and safety laws and regulations, including the proper maintenance of asbestos-containing materials. In addition, we may incur liability under environmental statutes and regulations with respect to the contamination of sites that we own or operate or previously owned or operated (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the off-site disposal of hazardous materials. We believe our operations are in compliance with terms of all applicable laws and regulations.

EMPLOYEES

         As of April 15, 2003, we employed approximately 5,670 persons on a full-time basis and approximately 3,760 persons on a part-time basis. Approximately 5.4% of our employees are represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for three-year terms. One of these agreements, which covers 62 employees, expires in May 2003. We believe that our relations with our employees are satisfactory.

OUR EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each of our executive officers:


NAME                       AGE       POSITION
----                       ---       --------
Bruce J. Klatsky           54        Chairman and Chief Executive Officer; Director
Mark Weber                 54        President and Chief Operating Officer; Director
Emanuel Chirico            45        Executive Vice President and Chief Financial Officer
Francis K. Duane           46        Vice Chairman, Sportswear
Allen E. Sirkin            60        Vice Chairman, Dress Shirts
Diane M. Sullivan          47        Vice Chairman, Footwear
Michael Zaccaro            57        Vice Chairman, Retail Apparel

         Mr. Bruce J. Klatsky has been employed by us in various capacities over the last 30 years, and was our President from 1987 to March 1998. Mr. Klatsky was named Chief Executive Officer in June of 1993 and Chairman of the Board in June of 1994.

         Mr. Mark Weber has been employed by us in various capacities over the last 30 years, had been a Vice President since 1988, was Vice Chairman since 1995 and was named President and Chief Operating Officer in 1998.

         Mr. Emanuel Chirico joined us as Vice President and Controller in 1993. Mr. Chirico was named Executive Vice President and Chief Financial Officer in 1999.

         Mr. Francis K. Duane became our Vice Chairman, Sportswear in February 2001, after serving as President of our IZOD division since May 1998. From 1996 until 1998, he was President, Worldwide Sales, of Guess, Inc., an apparel company.

         Mr. Allen E. Sirkin has been employed by us since 1985. He served as Chairman of our Apparel Group from 1990 until 1995 and was named Vice Chairman, Dress Shirts in 1995.

         Ms. Diane M. Sullivan joined us as Vice Chairman, Footwear in September 2001. From 1999 until 2001, she was President, Chief Operating Officer and a Director of The Stride Rite Corporation, a footwear company. From 1997 until 1999, Ms. Sullivan was a Group President with The Stride Rite Corporation.

         Mr. Michael Zaccaro became our Vice Chairman, Retail Apparel in April 2002. Prior to that he was Group President, Van Heusen and IZOD Retail from August 2001 until April 2002, President, IZOD Retail from January 1999 until July 2001 and President, Van Heusen Retail from August 1996 until December 1998.

         Each of our executive officers holds the office indicated until his or her successor is chosen and qualified at the regular meeting of the board of directors held immediately following the annual meeting of stockholders.

RISK FACTORS

         OUR SUBSTANTIAL LEVEL OF DEBT COULD IMPAIR OUR FINANCIAL CONDITION.

         We currently have a substantial amount of debt. Our significant level of debt could have important consequences to investors, including:

         o requiring a substantial portion of our cash flows from operations be used for the payment of interest on our debt, therefore reducing the funds available to us for our operations or other capital needs;

         o limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate because our available cash flow after paying principal and interest on our debt may not be sufficient to make the capital and other expenditures necessary to address these changes;

         o increasing our vulnerability to general adverse economic and industry conditions because, during periods in which we experience lower earnings and cash flow, we will be required to devote a proportionally greater amount of our cash flow to paying principal and interest on our debt;

         o limiting our ability to obtain additional financing in the future to fund working capital, capital expenditures, acquisitions and general corporate requirements;

         o placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures and general corporate requirements; and

         o any borrowings we make at variable interest rates, including our revolving credit facility, leave us vulnerable to increases in interest rates generally.

         WE MAY NOT BE ABLE TO REALIZE REVENUE GROWTH, COST SAVINGS OR SYNERGIES FROM INTEGRATING, DEVELOPING AND GROWING CALVIN KLEIN.

         A significant portion of our business strategy involves integrating, developing and growing the Calvin Klein business. Our realization of any revenue growth, cost savings or synergies from Calvin Klein will depend largely upon our ability to:

         o quickly and substantially reduce the administrative and corporate overhead and back office expenses of Calvin Klein;

         o develop, and obtain selling space for, a Calvin Klein men's better sportswear line and successfully design and market that line over time;

         o enter into a strategic licensing relationship on satisfactory terms with an experienced women's apparel partner to develop a successful Calvin Klein women's better sportswear line;

         o successfully develop the licensing relationship with Vestimenta for the men's and women's high-end ready-to-wear collection apparel businesses;

         o open and successfully operate a chain of Calvin Klein retail outlet stores in premium outlet malls;

         o maintain and enhance the distinctive brand identity of Calvin Klein while integrating the Calvin Klein business within our company;

         o maintain good working relationships with Calvin Klein's licensees and enter into new licensing arrangements; and

         o execute our strategies for Calvin Klein without adversely impacting our existing business.

         We cannot assure you that we can successfully execute any of these actions or our growth strategy for the Calvin Klein brands or that the launch of our Calvin Klein men's better sportswear line or the launch of any other Calvin Klein branded products by us or our licensees will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to successfully carry out our growth strategy may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space and develop new relationships with apparel retailers, economic and competitive conditions, changes in consumer spending patterns and changes in consumer tastes and style trends. If we fail to develop and grow successfully the Calvin Klein business, our financial condition and results of operations may be materially and adversely affected.

         WE FACE SIGNIFICANT CHALLENGES INTEGRATING CALVIN KLEIN.

         To achieve the anticipated benefits of our acquisition of Calvin Klein, we will need to integrate our Calvin Klein subsidiaries into our operations. We will face significant challenges in consolidating functions and integrating management procedures, personnel and operations in an efficient and effective manner, including:

         o increased demands on management related to the significant increase in our size and diversity of our businesses after our acquisition of Calvin Klein;

         o the diversion of management's attention from our company's daily operations to implement our strategies for Calvin Klein;

         o the retention and integration of key Calvin Klein employees, including designers and marketing and advertising professionals;

         o identifying and maintaining aspects of Calvin Klein that are to be kept separate and distinct from our other businesses, such as our plans in the areas of design, marketing and advertising, and difficulties in assimilating the different cultures and practices between our businesses and the Calvin Klein business where operations are to be merged; and

         o merging administrative systems and other functions, including information technology, accounting, financial reporting and logistics systems, distribution facilities and operations and books and records practices and procedures, as well as in maintaining uniform standards and controls, including internal accounting and audit controls, procedures and policies.

         A SUBSTANTIAL PORTION OF OUR REVENUES AND GROSS PROFIT IS DERIVED FROM A SMALL NUMBER OF LARGE CUSTOMERS AND THE LOSS OF ANY OF THESE CUSTOMERS COULD SUBSTANTIALLY REDUCE OUR REVENUES.

         A few of our customers, including Federated, JCPenney, Kohl's, May and Wal-Mart, account for significant portions of our revenues. Sales to our five largest customers were 30.7% of our revenues in fiscal 2002, 27.7% of our revenues in fiscal 2001 and 28.3% of our revenues in fiscal 2000. We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other business partners, or to change their manner of doing business with us or our licensing or other business partners, could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations. The retail industry has, in the past, experienced a great deal of consolidation and other ownership changes. Retailers, in the future, may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could increase our reliance on a smaller number of large customers.

         OUR BUSINESS COULD BE ADVERSELY AFFECTED BY FINANCIAL INSTABILITY EXPERIENCED BY OUR CUSTOMERS.

         During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations and store closings. We sell our products primarily to national and regional department, mid-tier department and mass market stores in the United States on credit and evaluate each customer's financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another viable customer. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. Should these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations.

         WE PRIMARILY USE FOREIGN SUPPLIERS FOR OUR PRODUCTS AND RAW MATERIALS, WHICH POSES RISKS TO OUR BUSINESS OPERATIONS.

         During fiscal 2002, in excess of 95% of our apparel products and 95% of our raw materials for apparel were produced by and purchased or procured from independent manufacturers located in countries in the Far East, Indian subcontinent, Middle East, Caribbean and Central America. We believe that we are one of the largest procurers of shirting fabric in the world. Additionally, 100% of our footwear products and of the raw materials therefor were produced by and purchased or procured from independent manufacturers located in countries in the Far East, Europe, South America and the Caribbean. Although no single supplier and no one country is critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

         o political or labor instability in countries where contractors and suppliers are located;

         o political or military conflict involving the United States, which could cause a delay in the transportation of our products and raw materials to us and an increase in transportation costs;

         o heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;

         o a significant decrease in availability or increase in cost of raw materials, particularly petroleum-based synthetic fabrics, which are currently in high demand;

         o the migration and development of manufacturers, which can affect where our products are or are planned to be produced;

         o imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

         o    imposition of duties, taxes and other charges on imports;

         o significant fluctuation of the value of the dollar against foreign currencies; and

         o restrictions on transfers of funds out of countries where our foreign licensees are located.

         IF OUR MANUFACTURERS FAIL TO USE ACCEPTABLE ETHICAL BUSINESS PRACTICES, OUR BUSINESS COULD SUFFER.

         We require our manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners, operating guidelines that require additional obligations in those areas in order to promote ethical business practices, and our staff periodically visits and monitors the operations of our independent manufacturers to determine compliance. However, we do not control our independent manufacturers or their labor and other business practices. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our revenues and, consequently, our results of operations.

         OUR RELIANCE ON INDEPENDENT MANUFACTURERS COULD CAUSE DELAY AND DAMAGE CUSTOMER RELATIONSHIPS.

         In fiscal 2002, we relied upon independent third parties for the manufacture of more than 95% of our apparel products and 100% of our footwear products. We do not have long-term contracts with any of our suppliers. A manufacturer's failure to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers may cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers may have a material adverse effect on our revenues and, consequently, our results of operations.

         AS A RESULT OF OUR ACQUISITION OF CALVIN KLEIN, WE HAVE INCREASED OUR DEPENDENCE ON REVENUES FROM ROYALTY, DESIGN AND SIMILAR FEES.

         In fiscal 2002, $10.8 million, or 0.8%, of our revenues were derived from licensing royalties. In fiscal 2002, 73.3% of Calvin Klein's revenues were derived from royalty, design and similar fees from business partners. On a pro forma basis reflecting our acquisition of Calvin Klein, royalty, design and similar fees would have generated 8.7% of our fiscal 2002 revenues (and will account for a significant portion of our revenues in the future). A few of Calvin Klein's business partners, including Warnaco, Unilever and Marchon Eyewear account for significant portions of its revenues. Royalty, design and similar fees from Calvin Klein's three largest business partners accounted for approximately 46% of its revenues in fiscal 2002. The operating profit associated with our royalty, design and similar fee revenues is significant because the operation expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant business partner, whether due to the termination or expiration of the relationship, the cessation of the business partner's operations or otherwise, (including as a result of financial difficulties), without an equivalent replacement, could materially affect our profitability. For example, Warnaco accounted for approximately 26% of Calvin Klein's revenues and approximately 36% of Calvin Klein's royalty, design and similar fee revenues, in fiscal 2002. Although Warnaco has emerged from bankruptcy proceedings, no assurance can be given as to its future financial stability. While we generally have significant control over our business partners' products and advertising, we rely on our business partners for, among other things, operational and financial controls over their businesses. Our business partners' failure to successfully market licensed products or our inability to replace our existing business partners could adversely affect our revenues both directly from reduced royalty, design and similar fees received and indirectly from reduced sales of our other products. Risks are also associated with a business partner's ability to:

         o    obtain capital;

         o    manage its labor relations;

         o    maintain relationships with its suppliers;

         o    manage its credit risk effectively; and

         o    maintain relationships with its customers.

         In addition, we rely on our business partners to preserve the value of our brands. Although we make every attempt to protect our brands through, among other things, approval rights over design, production quality, packaging, merchandising, distribution, advertising and promotion of our products, we cannot assure you that we can control the use by our business partners of each of our licensed brands. The misuse of our brands by a material business partner could have a material adverse effect on our business, financial condition and results of operations. For example, Calvin Klein in the past has been involved in legal proceedings with Warnaco with respect to certain quality and distribution issues. As a result of our acquisition of Calvin Klein, Warnaco is entitled to control design and advertising related to the sale of underwear, intimate apparel and sleepwear products bearing the Calvin Klein brands. We cannot assure you that Warnaco will maintain the same standards of design and advertising previously maintained by Calvin Klein, although we believe they are generally obligated to do so.

         OUR RETAIL STORES ARE HEAVILY DEPENDENT ON THE ABILITY AND DESIRE OF CONSUMERS TO TRAVEL AND SHOP.

         Our retail stores are located principally in outlet malls, which are typically located in or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. As a result, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including as a result of war, terrorist attacks or the perceived threat of war or terrorist attacks, which would lead to decreased travel, could have a material adverse affect on us, as was the case after the September 11th terrorist attacks. Other factors which could affect the success of our stores include:

         o the location of the mall or the location of a particular store within the mall;

         o    the other tenants occupying space at the mall;

         o    increased competition in areas where the outlet malls are located;

         o a downturn in the economy generally or in a particular area where an outlet mall is located; and

         o the amount of advertising and promotional dollars spent on attracting consumers to the malls.

         WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS.

         Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing our intellectual property rights. Since our acquisition of Calvin Klein, we are more susceptible to infringement of our intellectual property rights, as the Calvin Klein brands enjoy significant worldwide consumer recognition and the generally higher pricing of Calvin Klein branded products creates additional incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. We have and, prior to our acquisition, Calvin Klein has in the past resolved conflicts regarding our intellectual property through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our business, financial condition and results of operations. Nevertheless, we cannot assure you that the actions we have taken to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases there may be holders who have prior rights to similar marks. For example, we were involved in a proceeding relating to a company's claim of prior rights to the IZOD mark in Mexico, and Calvin Klein was involved in a proceeding relating to a company's claim of prior rights to the Calvin Klein mark in Chile. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands, both domestically and internationally.

         THE SUCCESS OF CALVIN KLEIN DEPENDS ON THE VALUE OF OUR CALVIN KLEIN BRANDS, AND IF THE VALUE OF THOSE BRANDS WERE TO DIMINISH, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our success depends on our brands and their value. The Calvin Klein name is integral to the existing Calvin Klein business, as well as to the implementation of our strategies for growing and expanding Calvin Klein. Although Mr. Klein will continue as a consultant for three years, he is no longer a member of management. Our Calvin Klein business could be adversely affected if there is a perception by consumers that, as a result of the sale of the business, Mr. Klein's role has changed in a manner that is disadvantageous to the Calvin Klein business. The Calvin Klein brands could be adversely affected if Mr. Klein's public image or reputation were to be tarnished. We may seek in the future stockholder approval to change the name of our company to "Calvin Klein Inc." or a similar name. Any such name change could increase our risks related to the public perception of the Calvin Klein name. In addition, we market some of our products under the names and brands of other recognized designers: Geoffrey Beene, Kenneth Cole and Donna Karan (DKNY). Our sales of those products could be materially and adversely affected if any of those designer's images or reputations were to be negatively impacted.

         OUR REVENUES AND PROFITS ARE CYCLICAL AND SENSITIVE TO GENERAL ECONOMIC CONDITIONS, CONSUMER CONFIDENCE AND SPENDING PATTERNS.

         The apparel and footwear industries in which we operate have historically been subject to substantial cyclical variations and are particularly affected by adverse trends in the general economy, with consumer spending tending to decline during recessionary periods. The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. Any significant deterioration in general economic conditions (such as the current economic downturn) or increases in interest rates could reduce the level of consumer spending and inhibit consumers' use of credit. In addition, war, terrorist activity or the threat of war and terrorist activity may adversely affect consumer spending, and thereby have a material adverse effect on our financial condition and results of operations.

         WE FACE INTENSE COMPETITION IN THE APPAREL AND FOOTWEAR INDUSTRIES.

         Competition is strong in the segments of the apparel and footwear industries in which we operate. We compete with numerous domestic and foreign designers, brands and manufacturers of apparel, accessories and footwear, some of which are significantly larger or more diversified or have greater resources than we do. In addition, through their use of private label programs, we compete directly with our wholesale customers. We compete within the apparel and footwear industries primarily on the basis of:

         o anticipating and responding to changing consumer tastes and demands in a timely manner and developing attractive, quality products;

         o    maintaining favorable brand recognition;

         o appropriately pricing products and creating an acceptable value proposition for customers;

         o    providing strong and effective marketing support;

         o ensuring product availability and optimizing supply chain efficiencies with third-party manufacturers and retailers; and

         o obtaining sufficient retail floor space and effective presentation of our products at retail.

         We attempt to minimize risks associated with competition, including risks related to changing style trends and product acceptance, by closely monitoring retail sales trends. The failure, however, to compete effectively or to keep pace with rapidly changing markets could have a material adverse effect on our business, financial condition and results of operations. In addition, if we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities with others.

         THE LOSS OF MEMBERS OF OUR EXECUTIVE MANAGEMENT AND OTHER KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         We depend on the services and management experience of Bruce J. Klatsky, Mark Weber and other of our executive officers who have substantial experience and expertise in our business. We also depend on key employees involved in our licensing, design and advertising operations. Competition for qualified personnel in the apparel and footwear industries is intense, and competitors may use aggressive tactics to recruit our key employees. The unexpected loss of services of one or more of these individuals could materially adversely affect us.

         SIGNIFICANT INFLUENCE BY CERTAIN STOCKHOLDERS.

         In connection with our acquisition of Calvin Klein, affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited purchased our Series B convertible preferred stock, which is currently convertible by them into 37.1% of our outstanding common stock. If we elect not to pay a cash dividend for any quarter, then the Series B convertible preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend has been paid. As a result, it is possible that if we do not pay a cash dividend in any quarter through the third quarter of fiscal 2009 (assuming no further issuances of common stock, including as a result of the exercise of stock options), a change in control will result under our existing various indentures and certain other agreements.

         While the holders of our Series B convertible preferred stock are prohibited from initiating a takeover, in certain circumstances, they may be able to participate in a bidding process initiated by a third party. As long as affiliates of the Apax affiliates own at least 50% of the shares of our Series B convertible preferred stock initially sold to the Apax affiliates, they will have the ability to prevent a change of control, or a sale of all or substantially all of our assets. Additionally, as long as 50% of our Series B convertible preferred stock remains outstanding, the holders of our Series B convertible preferred stock will have a right to purchase their pro rata share of newly issued securities. The holders of our Series B convertible preferred stock have certain additional rights, including the right to approve the issuance of certain new series of our preferred stock, which could also have the effect of discouraging a third party from pursuing a non-negotiated takeover, and preventing changes in control, of our company.

         As a result of the rights related to their ownership of our Series B convertible preferred stock, the Apax affiliates have substantial influence over our company, including by virtue of their right to elect separately as a class three directors and to have one of their directors serve on the audit, compensation, nominating and executive committees of our board.

ITEM 2.  PROPERTIES

         The general location, use, ownership status and approximate size of the principal properties which we currently occupy are set forth below:


                                                                                                       APPROXIMATE
                                                                                      OWNERSHIP          AREA IN
            LOCATION                                      USE                         STATUS           SQUARE FEET
            --------                                      ---                         ------           -----------
New York, New York.................Corporate, apparel and footwear administrative     Leased               138,000
                                   offices and showrooms
Bridgewater, New Jersey............Corporate and apparel administrative offices       Leased               163,000
S. Portland, Maine.................Footwear administrative offices                    Leased                99,000
Ozark, Alabama.....................Apparel manufacturing facilities                   Owned                108,000
Reading, Pennsylvania..............Apparel warehouse and distribution center          Owned                410,000
Chattanooga, Tennessee.............Apparel warehouse and distribution center          Owned                451,000
Chattanooga, Tennessee.............Apparel storage                                    Leased                60,000
Schuylkill Haven,
   Pennsylvania....................Apparel warehouse and distribution center          Owned                251,000
Austell, Georgia...................Apparel warehouse and distribution center          Leased               421,000
Brinkley, Arkansas.................Apparel warehouse and distribution center          Owned                112,000
Wilton, Maine......................Footwear warehouse and distribution center         Owned                352,000
North Jay, Maine...................Footwear warehouse and distribution center         Owned                 67,000
Jonesville, North Carolina.........Apparel and footwear warehouse and distribution    Owned                575,000
                                   center
Hong Kong..........................Corporate, apparel and footwear administrative     Leased                18,000
                                   offices

         In addition, we lease certain other administrative/support offices in various domestic and international locations. We also currently operate and lease over 700 apparel and footwear retail stores in the United States.

         In connection with our acquisition of Calvin Klein, we acquired leases for administrative offices and showrooms in New York, New York, where we occupy approximately 159,000 square feet, a warehouse and distribution center in North Bergen, New Jersey, where we occupy approximately 180,000 square feet, and certain other administrative/support offices and retail stores in various domestic and international locations, including three outlet stores and four company-operated stores, three of which sell collection apparel and accessories and one of which sells jeanswear. We intend to close the distribution center in New Jersey in connection with our licensing arrangement with Vestimenta. We also intend to close the three outlet stores, and the company-operated store that sells jeanswear and is located in London.

         Information with respect to minimum annual rental commitments under leases in which we are a lessee is included in the note entitled "Leases" in the Notes to Consolidated Financial Statements included in Item 8 of this report.

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to certain litigation which, in management's judgment based in part on the opinions of legal counsel, will not have a material adverse effect on our financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

         Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and related security holder matters appear in the Notes to Consolidated Financial Statements under the headings "Other Comments" on page F-19 "Selected Quarterly Financial Data" on page F-21 and "Ten Year Financial Summary" on pages F-23 and F-24. As of April 11, 2003, there were 1,093 stockholders of record of our common stock. The closing price of our common stock on April 11, 2003 was $12.81.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected Financial Data appears under the heading "Ten Year Financial Summary" on pages F-23 and F-24.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We manage and analyze our operating results in two business segments:
(1) Apparel and (2) Footwear and Related Products. We derive revenues principally from marketing products to wholesale customers and in our own retail stores. Our fiscal years are based on the 52 to 53 week period ending on the Sunday closest to February 1, and are designated by the calendar year in which the fiscal year commences. Results for fiscal year 2002 represent the 52 weeks ended February 2, 2003. Results for fiscal year 2001 represent the 52 weeks ended February 3, 2002. Results for fiscal year 2000 represent the 53 weeks ended February 4, 2001.

         The following table summarizes our results of operations in fiscal 2002, 2001 and 2000.

                                                                         FISCAL YEAR
                                          ------------------------------------------------------------------------
                                                                       ($ IN THOUSANDS)
                                                   2002                      2001                     2000
                                          -----------------------  -----------------------   ---------------------
Total revenues.......................     $ 1,404,973     100.0%   $ 1,431,892      100.0%   $ 1,455,548     100.0%
Gross profit.........................         531,230      37.8        506,230       35.4        505,372      34.7
Selling, general & administrative
  expenses...........................         462,195      32.9        465,091       32.5        434,835      29.9
                                          -----------      ----    -----------       ----    -----------      ----
Earnings before interest and taxes...          69,035       4.9         41,139        2.9         70,537       4.8
Interest expense, net................          22,729       1.6         24,451        1.7         22,322       1.5
                                          -----------       ---    -----------        ---    -----------       ---
Income before taxes..................          46,306       3.3         16,688        1.2         48,215       3.3
Income tax expense...................          15,869       1.1          6,008        0.4         18,115       1.2
                                          -----------       ---    -----------        ---    -----------       ---
Net income...........................     $    30,437       2.2%   $    10,680        0.8%   $    30,100       2.1%
                                          ===========       ===    ===========        ===    ===========       ===

         Fiscal 2002 presented a challenging economic climate. Total revenues for the first half of the year were below prior year levels, followed by a modest improvement in the second half, resulting in total revenues of $1.4 billion, down 2% compared with fiscal 2001. However, our ability to manage inventory efficiently in the face of this difficult environment allowed us to reduce markdowns, which resulted in a 240 basis point improvement in gross margin and a 68% increase in earnings before interest and taxes. Working capital management also provided significant cash flow benefits that, in addition to reducing net interest expense, enabled us to end the year with $117.1 million of cash, an increase of $73.5 million over the prior fiscal year.

         Fiscal 2001 should be viewed as two distinct time periods. During the first half of fiscal 2001, total revenues and net income grew 10% and 84%, respectively, over the prior year principally driven by the financial performance of the Kenneth Cole dress shirt and the Arrow dress shirt and sportswear businesses. The licenses for those businesses were acquired in

July 2000. Circumstances changed drastically after the tragic events of September 11th, which had a major negative impact on our business in the second half of the year causing full year revenues to be down 2% and net income to be down 65% after giving effect to the $13.4 million after tax charge ($21.0 million before tax) for restructuring described below. Despite this decline in sales, we ended fiscal 2001 with inventories 14% below the prior year level and positive cash flow of $23.4 million.

         In the fourth quarter of fiscal 2001, in response to the changing economic climate and the gradual elimination, over the next few years, of import quotas on apparel in most countries from which we source our products, we made a decision to effect certain staff reductions, exit three Central American dress shirt manufacturing facilities and liquidate certain related dress shirt inventories. As a result, we recorded a $21.0 million charge, which included $15.6 million related to closing the manufacturing facilities and staff reductions in the first quarter of fiscal 2002 and $5.4 million related to the liquidation of related dress shirt inventories. We believe these actions have resulted in greater efficiency and flexibility in our sourcing and lower cost of goods.

ACQUISITION OF CALVIN KLEIN

         On February 12, 2003, we acquired Calvin Klein. The total net consideration paid was $438.0 million, subject to post closing adjustments, and was comprised of $408.0 million in net cash and $30.0 million of our common stock. In addition, as part of the purchase price and in consideration for Mr. Klein's sale to us of all of his rights under a design services letter agreement with Calvin Klein, Mr. Klein received a warrant to purchase 320,000 shares of our common stock at $28 per share and will receive contingent purchase price payments based on the worldwide net sales of products bearing any of the Calvin Klein brands for a period of 15 years. Such contingent purchase price payments will be charged to goodwill and intangible assets. The cash portion of the consideration was financed by the issuance of $250.0 million of our Series B convertible preferred stock to affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited, the borrowing of $100.0 million of a $125.0 million secured term loan from the Apax affiliates and with a portion of our available cash. The additional $25.0 million of the term loan was drawn down on March 14, 2003. The Series B convertible preferred stock is convertible into common stock at a current conversion price of $14 per share and carries an 8% dividend, payable in cash. If we elect not to pay a cash dividend for any quarter, then the Series B convertible preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid.

         As a result of the acquisition, we will generate a substantially greater level of royalty, design and similar fees, which are expected to be reported separately as a component of total revenues. Royalty, design and similar fees, which generate higher margins, are expected to have a positive impact on our reported operating margins when compared with historical levels.

RESULTS OF OPERATIONS

         As noted above, in fiscal 2001, we incurred a $21.0 million charge for restructuring and other costs, of which the Apparel segment incurred $19.0 million and the Footwear and Related Products segment incurred $2.0 million. The following discussion of financial performance separately identifies these costs. We believe that presenting the comparisons in this manner is a more meaningful presentation as it more appropriately reflects the results of our on-going operations and relative performance.

APPAREL

         The following table summarizes the operating results of our Apparel segment in fiscal 2002, 2001 and 2000.

                                                                          FISCAL YEAR
                                             ------------------------------------------------------------------
                                                     2002                     2001                     2000
                                             ------------------------------------------------------------------
                                                                        ($ IN THOUSANDS)

Total revenues.............................  $1,042,855    100.0%     $1,061,412   100.0%   $1,071,029   100.0%
Gross profit...............................     376,091     36.1         347,377    32.7       350,943    32.8
Selling, general & administrative
   expenses................................     302,784     29.0         302,387    28.5       276,008    25.8
                                             ----------     ----      ----------    ----    ----------    ----
Operating income...........................  $   73,307      7.0%     $   44,990     4.2%   $   74,935     7.0%
                                             ==========     ====      ==========    ====    ==========    ====

----------------------

NOTE: This table includes the $19.0 million portion of the restructuring charge incurred by the Apparel segment in fiscal 2001, of which $5.4 million was charged to gross profit and $13.6 million was charged to selling, general and administrative expenses. Without taking into account the restructuring charge, gross margin in fiscal 2001 was 33.2%, selling, general and administrative expenses as a percentage of total revenues was 27.2% and operating margin was 6.0%.

         Revenues in both fiscal 2002 and 2001 were adversely affected by a very weak apparel environment, particularly in dress shirts, compared with a strong selling environment in fiscal 2000. The decrease in fiscal 2002 was also the result of a reduction in promotional and close-out dress shirt sales used to liquidate excess inventory during fiscal 2001. Adjusting for the 53rd week in fiscal 2000, apparel sales increased by 1.0% in fiscal 2001.

         Gross margin increased 290 basis points in fiscal 2002 to 36.1%, from 33.2% in fiscal 2001 and 32.8% in fiscal 2000. The gross margin in fiscal 2001 of 33.2% excludes a $5.4 million portion of the charge for restructuring and other costs, which reduced fiscal 2001 gross margin to 32.7%. The improvement in gross margin in fiscal 2002 resulted from the cost benefits realized from the closure, at the beginning of the year, of our three Central American dress shirt manufacturing facilities, as well as the higher level of regular price selling experienced during the year. Aggressive inventory management during fiscal 2001 enabled us to manage through a weak sales environment at both wholesale and in our retail stores and resulted in an increase in gross margin to 33.2% compared with 32.8% in fiscal 2000.

         Our selling, general and administrative expenses as a percentage of total revenues were 29.0% in fiscal 2002, compared with 27.2% in fiscal 2001 and 25.8% in fiscal 2000. Such expenses in fiscal 2001 exclude a $13.6 million portion of the charge for restructuring and other costs, which increased fiscal 2001 selling, general and administrative expenses to 28.5% of total revenues. The increase in these expenses as a percentage of total revenues over the last two fiscal years is due to higher payroll, incentive compensation, medical and other employee benefit expenses coupled with the lack of off-setting sales growth over the period.

         Operating income was $73.3 million in fiscal 2002, up from $64.0 million in fiscal 2001, excluding the charge for restructuring and other costs of $19.0 million incurred by this segment. This compares with $74.9 million in fiscal 2000. The significant improvement in gross profit in fiscal 2002 offset the decline in revenues and resulted in a 14.6% improvement in operating income. Our operating income margin increased to 7.0% in fiscal 2002 from 6.0% in fiscal 2001, excluding the charge for restructuring and other costs, which reduced operating income margin to 4.2%. Our operating income margin was 7.0% in fiscal 2000.

FOOTWEAR AND RELATED PRODUCTS

         The following table summarizes the operating results of our Footwear and Related Products segment in fiscal 2002, 2001 and 2000.

                                                                          FISCAL YEAR
                                             ------------------------------------------------------------------
                                                     2002                     2001                   2000
                                             --------------------  -------------------------  -----------------
                                                                        ($ IN THOUSANDS)

Total revenues...........................     $362,118   100.0%        $370,480    100.0%      $384,519   100.0%
Grossprofit..............................      155,139    42.8          158,853     42.9        150,570    39.2
Selling, general & administrative
   expenses..............................      133,932    37.0          139,328     37.6        132,817    34.6
                                               -------    ----          -------     ----        -------    ----
Operatingincome..........................      $21,207     5.9%         $19,525      5.3%       $17,753     4.6%
                                               =======    ====          =======     ====        =======     ===

------------------
NOTE: This table includes the $2.0 million portion of the restructuring charge incurred by the Footwear and Related Products segment in fiscal 2001. Without taking into account the restructuring charge, in fiscal 2001 selling, general and administrative expenses as a percentage of total revenues was 37.1% and operating margin was 5.8%.

         The decline in revenues in fiscal 2002 resulted from a weak back-to-school season and a sluggish holiday season, particularly in our own retail stores, which were partially offset by increases in revenues in the first half of the year. The fiscal 2001 decline in revenues was principally attributable to the soft retail environment in the second half of the year, exacerbated by the events of September 11th, which negatively impacted both our wholesale and retail store sales.

         Gross margin remained relatively flat in fiscal 2002 at 42.8% and 42.9% in fiscal 2001, compared with 39.2% in fiscal 2000. The increase in fiscal 2001 was a result of improved merchandising strategies, which resulted in reduced levels of promotional selling from the prior year.

         Selling, general and administrative expenses as a percentage of total revenues were 37.0% in fiscal 2002, compared with 37.1% in fiscal 2001 and 34.6% in fiscal 2000. The fiscal 2001 expenses exclude the $2.0 million portion of the charge for restructuring and other costs incurred by the segment, which increased fiscal 2001 selling, general and administrative expenses to 37.6% of total revenues. The increase in these expenses as a percentage of total revenues in fiscal 2001 was a result of higher payroll, medical and other employee benefit expenses coupled with a lack of offsetting sales growth over the period.

         Operating income was $21.2 million in fiscal 2002, compared with $21.5 million in fiscal 2001, before the $2.0 million portion of the charge for restructuring and other costs incurred by the segment. This compares with $17.8 million in fiscal 2000. Our operating income margins were 5.9% in fiscal 2002 and 5.8% in fiscal 2001, before the charge for restructuring and other costs, which reduced operating income margin to 5.3%. Our operating income margin was 4.6% in fiscal 2000.

CORPORATE EXPENSES

         Corporate expenses were $25.5 million in fiscal 2002, $23.4 million in fiscal 2001 and $22.2 million in fiscal 2000. The increase in both years resulted principally from an increase in certain logistical and information technology expenses. We continue to make investments in information technology and back-office logistics in order to improve our supply chain management, which we believe enables us to better manage our inventories.

INTEREST EXPENSE

         Net interest expense in fiscal 2002 was $22.7 million, compared with $24.5 million in fiscal 2001 and $22.3 million in fiscal 2000. The reduction in fiscal 2002 was the result of higher cash balances due to the significant positive cash flow generated during the year. The increase in fiscal 2001 resulted from funding the acquisition of the Arrow and Kenneth Cole licenses in July 2000, as well as the acquisition at the end of fiscal 2000 of the Van Heusen trademark in parts of the world where we did not previously own the trademark.

INCOME TAXES

         Our income tax expense rate was 34.3% in fiscal 2002, compared with 36.0% in fiscal 2001 and 37.6% in fiscal 2000. The reduction in the tax rate over the prior two years reflects various tax saving strategies which generated certain federal and state income tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash requirements are principally to fund growth in working capital, primarily accounts receivable and inventory to support increases in sales, and capital expenditures, including investments in information technology, warehousing and distribution and our retail stores. Historically, we have financed these requirements from internally generated cash flow or seasonal borrowings under our revolving credit facility.

         Cash provided by our operating activities was $105.2 million in fiscal 2002, $63.7 million in fiscal 2001 and $35.4 million in fiscal 2000. The increase in fiscal 2002 was driven by the improvement in our net income, as well as our continued effective management of working capital, particularly receivables which benefited from strong year-end collections. The increase in cash flow from operations in fiscal 2001 compared with fiscal 2000 was the result of aggressive working capital management, particularly inventory. We currently anticipate that cash flow from operations will be lower in fiscal 2003 than the prior year resulting in part from funding approximately $35.0 million to $40.0 million of costs associated with integrating and restructuring the Calvin Klein business. The balance of approximately $5.0 million to $10.0 million of cash restructuring expenses will occur in fiscal 2004. The foregoing is a forward-looking statement. Our cash flow may be different than anticipated if our actual sales are less than or greater than projected sales levels or collection of receivables differs from what is projected. In addition, our cash flow will be impacted if we are unable to quickly and substantially reduce the administrative and corporate overhead and back office expenses of Calvin Klein. We refer you to "BUSINESS - RISK FACTORS."

         Capital spending in fiscal 2002 was $29.5 million compared with $33.4 million in fiscal 2001 and $31.9 million in fiscal 2000. The reduction in spending in fiscal 2002 resulted from the level and timing of expenditures related to investments in information technology and warehousing and distribution. We currently anticipate capital spending in fiscal 2003 will approximate $33.0 million to $38.0 million, which we would expect to fund from our operating cash flow. We will also be making contingent purchase price payments to Mr. Klein as required under the acquisition agreement, based on a percentage of worldwide sales of products bearing any of the Calvin Klein brands. We estimate such payments will be approximately $20.0 million in fiscal 2003. We expect to fund these payments from internally generated operating cash flow and existing cash balances. The foregoing is a forward-looking statement. Changes in our plans or projections regarding investments in information technology and warehousing and distribution, as well as a change in cash flow could affect actual capital spending levels. See "BUSINESS - RISK FACTORS." In addition, the actual payments to Mr. Klein will be dependent on the level of sales of goods bearing any of the Calvin Klein brands by us, by our licensees and by other authorized users.

         Total debt as a percentage of total capital was 47.8% at the end of fiscal 2002, compared with 48.4% and 48.1% at the end of fiscal 2001 and fiscal 2000, respectively. These percentages, net of cash, were 32.6%, 43.6% and 46.0% at the end of each of the last three fiscal years, respectively, reflecting our generation of significant amounts of cash flow in fiscal years 2002 and 2001.

         In October 2002, we refinanced our $325.0 million revolving credit facility with a syndicate of lenders for a term of five years. The new facility was structured as an asset based loan and, as such, we are subject to fewer covenants than under our prior revolving credit facility. The new facility provides for revolving credit borrowings, as well as the issuance of letters of credit. Borrowing spreads and letters of credit fees are based on spreads above Eurodollar and other available interest rates, with the spreads changing based upon a pricing grid. For example, revolving credit spreads range from 175 to 275 basis points over Eurodollar loan rates and 100 to 200 basis points on outstanding letters of credit. The initial spreads and fees under the new facility were approximately 100 basis points higher than under the previous facility due to a much tighter lending environment than existed at the time of entering into the prior facility. As of February 2, 2003, there were no revolving credit loans outstanding and $143.0 million in letters of credit outstanding.

         In conjunction with the acquisition of Calvin Klein on February 12, 2003, we entered into a two-year secured term loan agreement for $125.0 million with affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited.

         We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables set forth below present a summary of these obligations and commitments as of February 2, 2003.

CONTRACTUAL OBLIGATIONS

                                                                 PAYMENTS DUE BY PERIOD
                           ---------------------------------------------------------------------------------------
                               TOTAL        LESS THAN           ONE TO            FOUR TO             AFTER
DESCRIPTION                 OBLIGATIONS      ONE YEAR         THREE YEARS        FIVE YEARS         FIVE YEARS
-----------                -------------- ---------------   ---------------- ------------------- -----------------
                                                               (IN THOUSANDS)
Long-term debt.........     $    249,012    $        -        $          -     $           -       $    249,012
Operating leases(1)....          209,289        59,894              97,384            24,534             27,477
                            ------------- -------------     ---------------  ----------------    --------------
Total contractual cash
   obligations.........     $    458,301    $   59,894        $     97,384     $      24,534       $    276,489
                            =============   ===========       =============    ==============      ============

---------------
(1) Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.


COMMERCIAL COMMITMENTS(1)

                                                      AMOUNT OF COMMITMENT PER PERIOD
                          ----------------------------------------------------------------------------------------
                               TOTAL          LESS THAN          ONE TO           FOUR TO             AFTER
DESCRIPTION                 OBLIGATIONS        ONE YEAR       THREE YEARS        FIVE YEARS        FIVE YEARS
-----------               ----------------- ---------------  ---------------  ----------------- ------------------
                                                             (IN THOUSANDS)
Trade letters of credit
   outstanding(2).......     $    137,813     $  137,813       $          -     $          -      $          -
Standby letters of
   credit(2)..............          5,202          5,202                  -                -                 -
Raw material purchase
   guarantees(3).........           4,500              -              4,500                -                 -
Contingent purchase
   price payments(4)....                -              -                 -                 -                 -
                             ------------      ---------       ------------     ------------      ------------
Total commercial
   commitments.........      $    147,515      $ 143,015       $      4,500     $          -      $          -
                             =============     =========       ============     ============      ============

 ------------------
     (1) Excludes purchase orders for merchandise and supplies in the normal course of business, which are fulfilled (or expire if not fulfilled) within 12 months.
     (2) Issued under our revolving credit facility. At February 2, 2003, there were no outstanding borrowings under this facility.
     (3) Represents the maximum amount guaranteed for the purchase of raw materials by Productos Textiles, S.A. de C.V., one of our suppliers.
     (4) Represents contingent purchase price payments to Mr. Klein. As part of the Calvin Klein acquisition purchase price, Mr. Klein will receive contingent purchase price payments for 15 years based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands. Such payment would have been $20.1 million in fiscal 2002.

MARKET RISK

         Financial instruments held by us include cash equivalents and long-term debt. Based upon the amount of cash equivalents held by us at February 2, 2003 and the average net amount of cash equivalents which we currently anticipate holding during fiscal 2003, we believe that a change of 100 basis points in interest rates would not have a material effect on our financial position. The long-term debt note to our consolidated financial statements on page F-10 of this report outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt.

SEASONALITY

         Historically our business has been seasonal, with higher sales and income in the second half of the year which coincides with our two peak retail selling seasons. Our first peak selling season runs from the start of the back-to-school and fall selling season beginning in August and continues through September, and our second peak selling season is the Christmas selling season which begins on the weekend following Thanksgiving and continues through the week after Christmas.

         Also contributing to the strength of the second half is the high volume of fall shipments to wholesale customers, which as a result of sales leverage generate more profit than spring shipments. Historically, the spring selling season at wholesale, with its lower sales volume, combines with similar retail seasonality to make the first quarter weaker than the other quarters. In the future, however, some of this historical seasonality is expected to be moderated, especially in the first quarter of the year. This is due to the impact of the substantial level of royalty, design and similar fee revenues from Calvin Klein, which tend to be earned more evenly throughout the year.

ADOPTION OF NEW ACCOUNTING STANDARD

         In 2002, we adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets." This standard requires that goodwill and other indefinitely lived intangible assets not be amortized, but instead be tested for impairment. The notes to our consolidated financial statements provide information regarding the impact that such amortization had on our net income and earnings per share in 2001 and 2000. During 2002, we completed the required transitional impairment tests. No impairment resulted from these tests.

ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES

         Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgmental areas in the application of our accounting policies that currently affect our financial condition and results of operations:

         Sales allowance accrual - We have arrangements with many of our department and specialty store customers to support their sales of our products. We establish accruals which, based on a review of the individual customer arrangements and the expected performance of our products in their stores, we believe will be required to satisfy our obligations to them. It is possible that our estimates could vary from actual results, which would require adjustment to the allowance accruals.

         Inventories - We state our inventories at the lower of cost or market. When market conditions indicate that inventories may need to be sold below cost, we write down our inventories to the estimated net realizable value. We believe that all inventory writedowns required at February 2, 2003 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

         Income taxes - As of February 2, 2003, we have deferred tax assets totaling $51.4 million, of which $33.0 million relates to tax loss and credit carryforwards which begin to expire principally in 2010. Realization of these carryforwards is primarily dependent upon our achievement of future taxable income. Based on the extended expiration dates and projections of future taxable income, we have determined that realization of these assets is more likely than not. If future changes to market conditions require us to change our judgment as to realization, it is possible that material adjustments to deferred tax assets may be required.

         Goodwill and other intangible assets - As discussed above and in the notes to our audited consolidated financial statements, in fiscal 2002 we adopted FASB Statement No. 142. This statement requires, among other things, that goodwill and other indefinitely lived intangible assets no longer be amortized, and instead be tested for impairment based on fair value. An impairment loss could have a material adverse impact on our financial condition and results of operations. Performance of the goodwill impairment tests requires significant judgments regarding the allocation of net assets to the reporting unit level, which is the level at which the impairment tests are required. The determination of whether an impairment exists also depends on, among other factors, the estimated fair value of the reporting units, which itself depends in part on market conditions.

         Investment in Gant AB - As of February 2, 2003, other noncurrent assets included $13.4 million for an equity investment in Gant AB, which owns the Gant trademark. We evaluate annually whether the carrying amount of this investment is impaired based on the estimated fair market value of Gant AB.

         Medical claims accrual - We self-insure a significant portion of our employee medical costs. Based on trends and the number of covered employees, we record estimates of medical claims which have been incurred but not paid. If actual medical claims varied significantly from these estimates, an adjustment to the medical claims accrual would be required.

         Pension benefits - Included in the calculations of expense and liability for our pension plans are various assumptions, including return on assets, discount rate and future compensation increases. Based on these assumptions, and due in large part to the poor performance of U.S. equity markets in the past few years, we have certain unrecognized costs for our pension plans at February 2, 2003. Depending on future asset performance and discount rates, we could be required to amortize these costs in the future which could have a material effect on future pension expense. We are currently estimating that our fiscal 2003 pension expense will increase by approximately $5.0 million compared with fiscal 2002. We could be required to fund a significant portion of pension costs, beginning as early as fiscal 2004.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" in our proxy statement for the Annual Meeting of Stockholders to be held on June 10, 2003. Information with regard to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held on June 10, 2003. Information with regard to our executive officers is contained in the section entitled "Executive Officers of the Registrant" in Item 1, Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in our proxy statement for the Annual Meeting of Stockholders to be held on June 10, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our proxy statement for the Annual Meeting of Stockholders to be held on June 10, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" in our proxy statement for the Annual Meeting of Stockholders to be held on June 10, 2003.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) See page F-1 for a listing of the consolidated financial statements included in Item 8 of this report.

(a)(2) See page F-1 for a listing of financial statement schedules submitted as part of this report.

(a)(3)   The following exhibits are included in this report:

     EXHIBIT
     NUMBER
     ------

        2.1 Stock Purchase Agreement, dated December 17, 2002, among Phillips-Van Heusen Corporation, Calvin Klein, Inc., Calvin Klein (Europe), Inc., Calvin Klein (Europe II) Corp., Calvin Klein Europe S.r.l., CK Service Corp., Calvin Klein, Barry Schwartz, Trust for the Benefit of the Issue of Calvin Klein, Trust for the Benefit of the Issue of Barry Schwartz, Stephanie Schwartz-Ferdman and Jonathan Schwartz (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K of Phillips-Van Heusen Corporation, filed on December 20, 2002). The registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

        3.1 Certificate of Incorporation (incorporated by reference to Exhibit 5 to our Annual Report on Form 10-K for the fiscal year ended January 29, 1977).

        3.2 Amendment to Certificate of Incorporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to our Annual Report on Form 10-K for the fiscal year ended February 3, 1985).

        3.3 Certificate of Designation of Series A Cumulative Participating Preferred Stock, filed June 10, 1986 (incorporated by reference to Exhibit A of the document filed as Exhibit 3 to our Quarterly Report as filed on Form 10-Q for the period ended May 4, 1986).

        3.4 Amendment to Certificate of Incorporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to our Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

        3.5 Amendment to Certificate of Incorporation, filed June 1, 1993 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the fiscal year ended January 30, 1994).

        3.6 Amendment to Certificate of Incorporation, filed June 20, 1996 (incorporated by reference to Exhibit 3.1 to our Report on Form 10-Q for the period ended July 28, 1996).

        3.7 By-Laws of Phillips-Van Heusen Corporation, as amended through June 18, 1996 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended July 28,
               1996).

        3.8 Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 26, 2003).

    +   3.9    Corrected Certificate of Designations, Preferences and Rights of
               Series B Convertible Preferred Stock of Phillips-Van Heusen
               Corporation, dated April 17, 2003.

        4.1 Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to our Annual Report on Form 10-K for the fiscal year ended January 31, 1981).

        4.2 Preferred Stock Purchase Rights Agreement (the "Rights Agreement"), dated June 10, 1986 between PVH and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 3 to our Quarterly Report as filed on Form 10-Q for the period ended May 4, 1986).

        4.3 Amendment to the Rights Agreement, dated March 31, 1987 between PVH and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 4(c) to our Annual Report on Form 10-K for the year ended February 2, 1987).

        4.4 Supplemental Rights Agreement and Second Amendment to the Rights Agreement, dated as of July 30, 1987, between PVH and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit (c)(4) to our Schedule 13E-4, Issuer Tender Offer Statement, dated July 31, 1987).

        4.5 Third Amendment to Rights Agreement, dated June 30, 1992, from Phillips-Van Heusen Corporation to The Chase Manhattan Bank, N.A. and The Bank of New York (incorporated by reference to Exhibit
               4.5 to our Quarterly Report on Form 10-Q for the period ended April 30, 2000).

        4.6 Notice of extension of the Rights Agreement, dated June 5, 1996, from Phillips-Van Heusen Corporation to The Bank of New York (incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q for the period ended April 28, 1996).

        4.7 Fourth Amendment to Rights Agreement, dated April 25, 2000, from Phillips-Van Heusen Corporation to The Bank of New York (incorporated by reference to Exhibit 4.7 to our Quarterly Report on Form 10-Q for the period ended April 30, 2000).

        4.8 Supplemental Rights Agreement and Fifth Amendment to the Rights Agreement dated February 12, 2003, between Phillips-Van Heusen Corporation and The Bank of New York (successor to The Chase Manhattan Bank, N.A.), as rights agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 26, 2003).

        4.9 Indenture, dated as of April 22, 1998, with PVH as issuer and Union Bank of California, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to our Quarterly Report on Form 10-Q for the period ended May 3, 1998).

        4.10 Indenture, dated as of November 1, 1993, between PVH and The Bank of New York, as Trustee (incorporated by reference to Exhibit
               4.01 to our Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

        4.11 First Supplemental Indenture, dated as of October 17, 2002 to Indenture dated as of November 1, 1993 between PVH and The Bank of New York, as Trustee (incorporated by reference to Exhibit
               4.15 to our Quarterly Report on Form 10-Q for the period ended November 3, 2002).

        4.12 Second Supplemental Indenture, dated as of February 12, 2002 to Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and the Bank Of New York, As Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 26, 2003).

        *10.1 1987 Stock Option Plan, including all amendments through April 29, 1997 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 4, 1997).

        *10.2 Phillips-Van Heusen Corporation Special Severance Benefit Plan, as amended through March 7, 2002 (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the period ended February 3, 2002).

        *10.3 Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to our Current Report on Form 8-K filed on January 16, 1987).

        *10.4 Phillips-Van Heusen Corporation Amendment to Capital Accumulation Plan (incorporated by reference to Exhibit 10(n) to our Annual Report on Form 10-K for the fiscal year ended February 2, 1987).

        *10.5 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10(1) to our Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

        *10.6 Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ending October 29, 1995).

        *10.7 Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to Bruce J. Klatsky
               (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the period ended May 4, 1997).

        *10.8 Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan, dated January 1, 1991, as amended and restated on June 2, 1992 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

        *10.9 Phillips-Van Heusen Corporation Supplemental Savings Plan, effective as of January 1, 1991 and amended and restated as of April 29, 1997 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the period ended May 4,
               1997).

        *10.10 Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997, as amended through December 18, 2001 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the period ended February 3,
               2002).

        *10.11 Phillips-Van Heusen Corporation Senior Management Bonus
               Program for fiscal year 1999 (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the period ended August 1, 1999).

        *10.12 Phillips-Van Heusen Corporation Long-Term Incentive Plans for the 21 month period ending February 4, 2001 and the 33 month period ending February 3, 2002 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2000).

        *10.13 Phillips-Van Heusen Corporation 2000 Stock Option Plan, effective as of April 27, 2000, as amended through December 18, 2001 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the period ended February 3,
               2002).

        *10.14 Phillips-Van Heusen Corporation Performance Incentive Bonus
               Plan, effective as of March 2, 2000, as amended through March 7, 2001 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended February 4, 2001).

        *10.15 Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of January 31, 2000 (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the period ended July 30, 2000).

        10.16 Revolving Credit Agreement, dated as of October 17, 2002, among PVH, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com.inc., G.H. Bass Franchises Inc., CD Group Inc., and the lender parties thereto, JP Morgan Chase Bank, as Administrative Agent and Collateral Agent, Lead Arranger and Sole Bookrunner, Fleet Retail Finance Inc., as Co-Arranger and Co-Syndication Agent, Sun Trust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and Bank of America, N.A., as Co-Documentation Agent (incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the period ended November 3, 2002).

        10.17 Securities Purchase Agreement, dated December 16, 2002, among Phillips-Van Heusen Corporation, Lehman Brothers Inc. and the Investors named therein (incorporated by reference to Exhibit
               10.2 to our Current Report on Form 8-K, filed on December 20,
               2002).

        10.18 Warrant, issued on February 12, 2003, by Phillips-Van Heusen Corporation to the Calvin Klein 2001 Revocable Trust (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 26, 2003).

        10.19 Term Loan Agreement, dated as of December 16, 2002, by and between Phillips-Van Heusen Corporation, each of the lenders listed therein, and Apax Managers, Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 26, 2003).

        10.20 First Amendment to the Term Loan Agreement, dated as of February 12, 2003, by and between Phillips-Van Heusen Corporation, each of the lenders listed therein, and Apax Managers, Inc., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 26, 2003).

        10.21 First Amendment and Waiver Agreement, dated as of December 13, 2002 to the Revolving Credit Agreement, dated as of October 17, 2002, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com.inc., G.H. Bass Franchises Inc., CD Group Inc., and the lender parties thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Lead Arranger and Sole Bookrunner, Fleet Retail Finance Inc., as Co-Arranger and Co-Syndication Agent, Sun Trust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and Bank of America, N.A., as Co-Documentation Agent (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on February 26, 2003).

        10.22 Consent dated as of February 12, 2003 among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com.inc., G.H. Bass Franchises Inc., CD Group Inc., and the lender parties thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Lead Arranger and Sole Bookrunner, Fleet Retail Finance Inc., as Co-Arranger and Co-Syndication Agent, Sun Trust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and Bank of America, N.A., as Co-Documentation Agent (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 26, 2003).

        10.23 Registration Rights Agreement, dated as of February 12, 2003, by and among Phillips-Van Heusen Corporation, the Calvin Klein 2001 Revocable Trust, Barry Schwartz, Trust for the Benefit of the Issue of Calvin Klein, Trust for the Benefit of the Issue of Barry Schwartz, Stephanie Schwartz-Ferdman and Jonathan Schwartz, and the Investors listed therein (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on February 26, 2003).

        10.24 Investors' Rights Agreement, dated as of February 12, 2003, by and among Phillips-Van Heusen Corporation and the Investors listed therein (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on February 26, 2003).

     +  21     Phillips-Van Heusen Subsidiaries.

     +  23     Consent of Independent Auditors.

     +  99.1   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

     +  99.2   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

--------------------------

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(c) of this report.

+    Filed herewith.

(b)  Reports on Form 8-K filed during the fourth quarter of 2002:

     We filed a report on Form 8-K, dated as of December 17, 2002 regarding our intent to purchase all of the issued and outstanding shares of certain Calvin Klein related companies.

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

Dated:  April 21, 2003

                                           PHILLIPS-VAN HEUSEN CORPORATION

                                           By: /s/  Bruce J. Klatsky
                                              ----------------------
                                                 BRUCE J. KLATSKY
                                              CHAIRMAN, CHIEF EXECUTIVE
                                                 OFFICER AND DIRECTOR


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                       DATE
                  ---------                                 -----                       ----
              /s/ Bruce J. Klatsky             Chairman, Chief Executive           April 21, 2003
              --------------------             Officer and Director
                 Bruce J. Klatsky              (Principal Executive Officer)

                 /s/ Mark Weber                President, Chief Operating          April 21, 2003
                 --------------                Officer and Director
                    Mark Weber

               /s/ Emanuel Chirico             Executive Vice President and        April 16, 2003
               -------------------             Chief Financial Officer
                  Emanuel Chirico              (Principal Financial Officer)

              /s/ Vincent A. Russo             Vice President and Controller       April 17, 2003
              --------------------             (Principal Accounting Officer)
                 Vincent A. Russo

               /s/ Edward H. Cohen             Director                            April 21, 2003
               -------------------
                  Edward H. Cohen

              /s/ Joseph B. Fuller             Director                            April 21, 2003
              --------------------
                 Joseph B. Fuller

              /s/ Joel H. Goldberg             Director                            April 21, 2003
              --------------------
                 Joel H. Goldberg

                /s/ Marc Grosman               Director                            April 21, 2003
                ----------------
                   Marc Grosman

             /s/ Dennis F. Hightower           Director                            April 21, 2003
             -----------------------
                Dennis F. Hightower

               /s/ David A. Landau             Director                            April 21, 2003
               -------------------
                  David A. Landau

               /s/ Harry N.S. Lee              Director                            April 17, 2003
               ------------------
                  Harry N.S. Lee

                /s/ Bruce Maggin               Director                            April 21, 2003
                ----------------
                   Bruce Maggin

                /s/ Henry Nasella              Director                            April 21, 2003
                -----------------
                   Henry Nasella

              /s/ Christian Nather             Director                            April 21, 2003
              --------------------
                 Christian Nather

              /s/ Peter J. Solomon             Director                            April 21, 2003
              --------------------
                 Peter J. Solomon


I, Bruce J. Klatsky, certify that:

1. I have reviewed this annual report on Form 10-K of Phillips-Van Heusen Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 21, 2003

                                          /s/ Bruce J. Klatsky
                                          --------------------
                                          Bruce J. Klatsky
                                          Chairman and Chief Executive Officer

I, Emanuel Chirico, certify that:

1. I have reviewed this annual report on Form 10-K of Phillips-Van Heusen Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 21, 2003

                                               /s/ Emanuel Chirico
                                               -------------------
                                               Emanuel Chirico
                                               Executive Vice President and
                                                 Chief Financial Officer

FORM 10-K-ITEM 15(a)(1) AND 15(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

         Consolidated Income Statements--Years Ended
             February 2, 2003, February 3, 2002 and February 4, 2001............................    F-2

         Consolidated Balance Sheets--February 2, 2003 and
             February 3, 2002...................................................................    F-3

         Consolidated Statements of Cash Flows--Years Ended
             February 2, 2003, February 3, 2002 and February 4, 2001............................    F-4

         Consolidated Statements of Changes in Stockholders' Equity--Years Ended
             February 2, 2003, February 3, 2002
             and February 4, 2001...............................................................    F-5

         Notes to Consolidated Financial Statements.............................................    F-6

         Selected Quarterly Financial Data......................................................    F-21

         Report of Ernst & Young LLP, Independent Auditors......................................    F-22

         10-Year Financial Summary..............................................................    F-23


15(a)(2)  The following consolidated financial statement schedule is included herein:


         Schedule II - Valuation and Qualifying Accounts........................................    F-25

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         PHILLIPS-VAN HEUSEN CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       2002               2001               2000
                                                                       ----               ----               ----
Net sales..................................................        $1,394,212         $1,422,177         $1,447,934
Royalty and other revenues.................................            10,761              9,715              7,614
                                                                   ----------         ----------         ----------
Total revenues.............................................         1,404,973          1,431,892          1,455,548
Cost of goods sold.........................................           873,743            925,662            950,176
                                                                   ----------         ----------         ----------

Gross profit...............................................           531,230            506,230            505,372
Selling, general and administrative expenses...............           462,195            465,091            434,835
                                                                   ----------         ----------         ----------
Income before interest and taxes...........................            69,035             41,139             70,537

Interest expense, net......................................            22,729             24,451             22,322
                                                                   ----------         ----------         ----------

Income before taxes........................................            46,306             16,688             48,215
Income tax expense.........................................            15,869              6,008             18,115
                                                                   ----------         ----------         ----------

Net income.................................................        $   30,437         $   10,680         $   30,100
                                                                   ==========         ==========         ==========

Basic net income per share.................................        $     1.10         $     0.39         $     1.10
                                                                   ==========         ==========         ==========

Diluted net income per share...............................        $     1.08         $     0.38         $     1.10
                                                                   ==========         ==========         ==========





                 See notes to consolidated financial statements.

                         PHILLIPS-VAN HEUSEN CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        FEBRUARY 2,       FEBRUARY 3,
                                                                                            2003             2002
                                                                                            ----             ----
                                       ASSETS
Current Assets:
  Cash and cash equivalents.....................................................          $117,121          $ 43,579
  Trade receivables, less allowances for doubtful accounts
    of $2,872 and $2,496........................................................            68,371            81,551
  Inventories...................................................................           230,971           233,704
  Other, including deferred taxes of $19,404 and $19,656........................            34,664            46,466
                                                                                          --------          --------
     Total Current Assets.......................................................           451,127           405,300
Property, Plant and Equipment...................................................           142,635           135,817
Goodwill .......................................................................            94,742            94,742
Other Intangible Assets.........................................................            18,233            18,233
Other Assets, including deferred taxes of $32,043 and $29,633...................            64,963            54,841
                                                                                          --------          --------
                                                                                          $771,700          $708,933
                                                                                          ========          ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..............................................................          $ 40,638          $ 29,375
  Accrued expenses..............................................................            86,801            84,983
                                                                                          --------          --------
     Total Current Liabilities..................................................           127,439           114,358
Long-Term Debt..................................................................           249,012           248,935
Other Liabilities...............................................................           123,022            79,913
Stockholders' Equity:
  Preferred stock, par value $100 per share; 150,000 shares
    authorized; no shares outstanding...........................................
  Common stock, par value $1 per share; 100,000,000 shares
    authorized; shares issued 27,812,954 and 27,646,172.........................            27,813            27,646
  Additional capital............................................................           123,645           121,659
  Retained earnings.............................................................           155,525           129,248
  Accumulated other comprehensive loss..........................................           (34,370)          (12,500)
                                                                                          --------          --------
                                                                                           272,613           266,053
    Less: 28,581 and 24,627 shares of common stock held in
           treasury-at cost.....................................................              (386)             (326)
                                                                                          --------          --------
    Total Stockholders' Equity..................................................           272,227           265,727
                                                                                          --------          --------
                                                                                          $771,700          $708,933
                                                                                          ========          ========



                 See notes to consolidated financial statements.

                         PHILLIPS-VAN HEUSEN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  2002           2001           2000
                                                                                  ----           ----           ----
OPERATING ACTIVITIES:
Net income.............................................................        $ 30,437        $ 10,680       $ 30,100
Adjustments to reconcile to net cash provided
  by operating activities:
  Depreciation and amortization........................................          25,678          25,734         20,051
  Deferred income taxes................................................          13,594           4,756          9,885
  Equity income........................................................            (828)           (486)          (864)

Changes in operating assets and liabilities:
  Receivables..........................................................          13,180          17,888        (33,018)
  Inventories..........................................................           2,733          39,331        (10,173)
  Accounts payable and accrued expenses................................          13,081         (23,737)        13,515
  Prepaids and other-net...............................................           7,353         (10,513)         5,893
                                                                               --------        --------       --------
  Net Cash Provided By Operating Activities............................         105,228          63,653         35,389
                                                                               --------        --------       --------

INVESTING ACTIVITIES:
  Property, plant and equipment acquired...............................         (29,451)        (33,406)       (31,898)
  Acquisition of net assets associated with Arrow
    and Kenneth Cole license agreements................................                          (5,000)       (56,765)
  Acquisition of worldwide rights to Van Heusen trademark..............                            (600)       (18,100)
                                                                              ---------        --------       --------
  Net Cash Used By Investing Activities................................         (29,451)        (39,006)      (106,763)
                                                                               --------        --------       --------

FINANCING ACTIVITIES:
  Proceeds from revolving line of credit...............................                          58,300         50,290
  Payments on revolving line of credit.................................                         (58,300)       (50,290)
  Exercise of stock options............................................           1,985           2,845          1,196
  Acquisition of treasury shares.......................................             (60)                          (326)
  Cash dividends.......................................................          (4,160)         (4,136)        (4,094)
                                                                               --------        --------       --------
  Net Cash Used By Financing Activities................................          (2,235)         (1,291)        (3,224)
                                                                               --------        --------       --------

  Increase (decrease) in cash..........................................          73,542          23,356        (74,598)
  Cash at beginning of period..........................................          43,579          20,223         94,821
                                                                               --------        --------       --------
  Cash at end of period................................................        $117,121        $ 43,579       $ 20,223
                                                                               ========        ========       ========





                 See notes to consolidated financial statements.

                         PHILLIPS-VAN HEUSEN CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                       COMMON STOCK                                     ACCUMULATED
                                       ------------                                        OTHER
                                                 $1 PAR     ADDITIONAL    RETAINED     COMPREHENSIVE      TREASURY     STOCKHOLDERS'
                                    SHARES        VALUE      CAPITAL      EARNINGS          LOSS            STOCK          EQUITY
                                    ------        -----      -------      --------          ----            -----          ------

January 30, 2000                  27,289,869     $27,290     $117,697     $ 96,698                                        $241,685
  Net income..................                                              30,100                                          30,100
  Stock options exercised.....       138,239         138        1,058                                                        1,196
  Cash dividends..............                                              (4,094)                                         (4,094)
  Acquisition of 24,627
    treasury shares...........                                                                              $(326)            (326)
                                                                                                            -----         --------

February 4, 2001..............    27,428,108      27,428      118,755      122,704                           (326)         268,561
  Net income..................                                              10,680                                          10,680
  Minimum pension liability,
   net of tax.................                                                         $ (12,500)                          (12,500)
                                                                                                                          --------
  Total comprehensive loss....                                                                                              (1,820)
  Stock options exercised.....       218,064         218        2,627                                                        2,845
  Tax benefit from exercise
    of stock options..........                                    277                                                          277
  Cash dividends..............                                              (4,136)                                         (4,136)
                                                                          --------                                        --------

February 3, 2002..............    27,646,172      27,646      121,659      129,248       (12,500)            (326)         265,727
  Net income..................                                              30,437                                          30,437
  Minimum pension liability,
   net of tax.................                                                           (21,870)                          (21,870)
                                                                                                                          --------
  Total comprehensive income..                                                                                               8,567
  Stock options exercised.....       166,782         167        1,818                                                        1,985
  Tax benefit from exercise
    of stock options..........                                    168                                                          168
  Cash dividends..............                                              (4,160)                                         (4,160)
  Acquisition of 3,954
    treasury shares...........                                                                                (60)             (60)
                                                                                                            -----         --------

February 2, 2003..............    27,812,954     $27,813     $123,645     $155,525      $(34,370)           $(386)        $272,227
                                  ==========     =======     ========     ========      ========            =====         ========






                 See notes to consolidated financial statements.

                         PHILLIPS-VAN HEUSEN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of Phillips-Van Heusen Corporation and its subsidiaries, taken as a whole (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

     Fiscal Year - Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Results for 2002 represent the 52 weeks ended February 2, 2003. Results for 2001 represent the 52 weeks ended February 3, 2002. Results for 2000 represent the 53 weeks ended February 4, 2001.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Asset Impairments - The Company records impairment losses on long-lived assets (including goodwill and other indefinitely lived intangible assets) when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets.

     Inventories - Inventories are stated at the lower of cost or market. Cost for certain apparel inventories of $121,129 (2002) and $105,768 (2001) is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first-out method
(FIFO).

     Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is as follows: Buildings and building improvements: 15-40 years; machinery, software and equipment: 3-10 years; furniture and fixtures: 7-10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred.

     Contributions from Landlords - The Company receives contributions from landlords primarily for opening retail stores which the Company leases from the landlords. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

     Fair Value of Financial Instruments - Using discounted cash flow analyses, the Company estimates that the fair value of all financial instruments approximates their carrying value, except as noted in the note entitled "Long-Term Debt."

     Revenue Recognition - Sales are recognized upon shipment of products to customers since title passes upon shipment and, in the case of sales by our outlet stores, when goods are sold to consumers. Allowances for estimated returns and discounts are provided when sales are recorded. Royalty revenue is recognized when licensed products are sold by the Company's licensees. For licensees whose sales are not expected to exceed contractual sales minimums, royalty revenue is recognized based on contractual minimums.

                         PHILLIPS-VAN HEUSEN CORPORATION

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


     Advertising - Advertising costs are expensed as incurred and totalled $33,544 (2002), $33,132 (2001) and $34,773 (2000).

     Shipping and Handling Fees and Costs - Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of sales.

     Reclassifications - For comparative purposes, certain prior period amounts have been reclassified to conform to the current period's presentation.

     Stock-Based Compensation - The Company accounts for its stock options under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under APB Opinion No. 25, the Company does not recognize compensation expense because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

                                                                             2002            2001            2000
                                                                             ----            ----            ----
Net income, as reported...........................................         $30,437        $10,680         $30,100
Deduct:  Stock-based employee
  compensation expense determined under fair
  value method, net of related tax effects........................           3,368          2,998           2,499
                                                                           -------        -------         -------
Net income, as adjusted...........................................         $27,069        $ 7,682         $27,601
                                                                           =======        =======         =======
Net income per share:
  Basic - as reported.............................................         $  1.10        $  0.39         $  1.10
                                                                           =======        =======         =======
  Diluted - as reported...........................................         $  1.08        $  0.38         $  1.10
                                                                           =======        =======         =======
  Basic - as adjusted.............................................         $  0.98        $  0.28         $  1.01
                                                                           =======        =======         =======
  Diluted - as adjusted...........................................         $  0.97        $  0.28         $  1.01
                                                                           =======        =======         =======

     The assumptions used to calculate the fair value of stock options at their grant dates are presented in the note entitled "Stockholder's Equity."

                         PHILLIPS-VAN HEUSEN CORPORATION

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

EARNINGS PER SHARE

     The Company computed its basic and diluted earnings per share by dividing net income by:

                                                                          2002              2001               2000
                                                                          ----              ----               ----
Weighted Average Common Shares Outstanding
  for Basic Earnings Per Share................................          27,770,112       27,595,111         27,305,450

Impact of Dilutive Employee Stock Options.....................             395,030          451,706            110,499
                                                                        ----------       ----------         ----------

Total Shares for Diluted Earnings Per Share...................          28,165,142       28,046,817         27,415,949
                                                                        ==========       ==========         ==========

                         PHILLIPS-VAN HEUSEN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


INCOME TAXES

     Income taxes consist of:

                                                                           2002              2001             2000
                                                                           ----              ----             ----
     Federal:
      Current..................................................          $   609                            $ 7,200
      Deferred.................................................           13,594           $4,284             8,324
     State, foreign and local:
      Current..................................................            1,666            1,252             1,030
      Deferred.................................................                               472             1,561
                                                                         -------           ------           -------
                                                                         $15,869           $6,008           $18,115
                                                                         =======           ======           =======

     The current Federal tax provision in 2002 and 2000 relates to estimated alternative minimum tax.

     Taxes paid were $1,197 (2002), $1,454 (2001) and $8,248 (2000).

     The approximate tax effect of items giving rise to the deferred income tax asset recognized in the Company's balance sheets is as follows:

                                                                                   2002             2001
                                                                                   ----             ----
     Depreciation and amortization......................................        $(19,343)        $(15,213)
     Landlord contributions.............................................               -              791
     Employee compensation and benefits.................................          16,796           14,093
     Tax loss and credit carryforwards..................................          32,983           33,040
     Minimum pension liability..........................................          21,000            7,700
     Other-net..........................................................              11            8,878
                                                                                --------         --------
                                                                                $ 51,447         $ 49,289
                                                                                ========         ========

     A reconciliation of the statutory Federal income tax to the income tax expense is as follows:

                                                                                2002           2001           2000
                                                                                ----           ----           ----
     Statutory 35% federal tax.......................................         $16,207         $ 5,841        $16,875
     State, foreign and local income taxes,
       net of Federal income tax benefit.............................           1,082           1,019          1,415
     Other-net.......................................................          (1,420)           (852)          (175)
                                                                              -------         -------        -------
     Income tax expense..............................................         $15,869         $ 6,008        $18,115
                                                                              =======         =======        =======

INVENTORIES

     Inventories, comprised principally of finished goods, are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for footwear and other apparel inventories is determined using the first-in, first-out method (FIFO). At February 2, 2003 and February 3, 2002, no LIFO reserve was recorded because LIFO cost approximates FIFO cost.

                         PHILLIPS-VAN HEUSEN CORPORATION

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, are summarized as follows:

                                                                                            2002             2001
                                                                                            ----             ----
     Land........................................................................        $  1,139         $  1,139
     Buildings and building improvements.........................................          28,004           25,389
     Machinery and equipment, furniture
       and fixtures and leasehold
       improvements..............................................................         299,396          277,380
                                                                                         --------         --------
                                                                                          328,539          303,908
     Less:  Accumulated depreciation
            and amortization.....................................................         185,904          168,091
                                                                                         --------         --------
                                                                                         $142,635         $135,817
                                                                                         ========         ========

LONG-TERM DEBT

     Long-term debt is as follows:

                                                                                            2002             2001
                                                                                            ----             ----
     9 1/2% senior subordinated notes due 2008......................................       $149,521        $149,454
     7 3/4% debentures due 2023.....................................................         99,491          99,481
                                                                                           --------        --------
                                                                                           $249,012        $248,935
                                                                                           ========        ========

     The Company issued $100,000 of 7 3/4% debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. Interest is payable semi-annually. Based on current market conditions, the Company estimates that the fair value of these debentures on February 2, 2003, using discounted cash flow analyses, was approximately $82,000. In connection with the debentures, the Company must maintain a certain level of stockholders' equity in order to make restricted payments, as defined in the indenture governing the debentures, including cash dividends.

     The Company issued $150,000 of 9 1/2% senior subordinated notes due 2008 on April 22, 1998 with a yield to maturity of 9.58%. Interest is payable semi-annually. Based on current market conditions, the Company estimates that the fair value of these notes on February 2, 2003, using discounted cash flow analyses, was approximately $153,200. In connection with the notes, the Company must maintain, among other things, a certain cash flow coverage ratio in order to make restricted payments, as defined in the indenture governing the notes, including cash dividends.

     The Company has a secured revolving credit facility which provides for revolving credit borrowings as well as the issuance of letters of credit. The Company may, at its option, borrow and repay amounts up to a maximum of $325,000 under both the revolving credit borrowings and the issuance of letters of credit. Borrowing spreads and

                         PHILLIPS-VAN HEUSEN CORPORATION

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


letters of credit fees are based on spreads above Eurodollar and other available interest rates, with the spreads changing based upon a pricing grid. For example, revolving credit spreads range from 175 to 275 basis points over Eurodollar loan rates and 100 to 200 basis points on outstanding letters of credit. All outstanding borrowings and letters of credit under this credit facility are due October 17, 2007.

     In connection with the revolving credit facility and the 7 3/4% debentures due 2023 substantially all of the Company's assets have been pledged as collateral.

     The amount outstanding under the letter of credit facility as of February 2, 2003 was $143,015.

     Interest paid was $23,782 (2002), $24,805 (2001) and $23,818 (2000).

     There are no scheduled maturities of long-term debt until 2008.

STOCKHOLDERS' EQUITY

     Preferred Stock Rights - On June 10, 1986, the Company's Board of Directors declared a distribution of one Right (the "Rights") to purchase Series A Cumulative Participating Preferred Stock, par value $100 per share, for each outstanding share of common stock. As a result of subsequent stock splits, each outstanding share of common stock now carries with it one-fifth of one Right.

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

                         PHILLIPS-VAN HEUSEN CORPORATION

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


     Stock Options - Under the Company's stock option plans, non-qualified and incentive stock options ("ISOs") may be granted. Options are granted with an exercise price equal to the closing price of the common stock on the trading date immediately preceding the date of grant. ISOs and non-qualified options granted have a ten-year duration. Depending upon which plan options have been granted under, options are cumulatively exercisable in either three installments commencing three years after the date of grant or in four installments commencing one year after the date of grant.

     For purposes of the required disclosure requirements of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as illustrated in the Summary of Significant Accounting Policies, the Company estimated the fair value of stock options granted since 1995 at the date of grant using the Black-Scholes model. The estimated fair value of the options is then amortized to expense over the options' vesting period.

     The following summarizes the assumptions used to estimate the fair value of stock options granted in each year:

                                                                             2002            2001            2000
                                                                             ----            ----            ----
Risk-free interest rate...........................................            4.75%           5.30%           6.52%
Expected option life .............................................          7 Years         7 Years         7 Years
Expected volatility...............................................            30.4%           30.7%           30.0%
Expected dividends per share .....................................            $0.15           $0.15           $0.15
Weighted average estimated fair
  value per share of options granted..............................            $5.55           $5.17           $3.62

     Other data with respect to stock options follows:

                                                                            OPTION PRICE            WEIGHTED AVERAGE
                                                         SHARES               PER SHARE             PRICE PER SHARE
                                                         ------               ---------             ---------------
Outstanding at January 30, 2000................         3,568,447       $ 6.38    -    $31.63            $12.48
   Granted.....................................           868,900         9.00    -     13.19              9.48
   Exercised...................................           138,239         6.38    -     10.25              8.65
   Cancelled...................................           282,105         7.31    -     14.75             12.14
                                                        ---------         ----          -----            ------
Outstanding at February 4, 2001................         4,017,003         6.81    -     31.63             11.99
   Granted.....................................           921,600         9.65    -     17.40             13.43
   Exercised...................................           218,064         9.38    -     14.75             13.05
   Cancelled...................................           314,850         9.00    -     16.50             13.46
                                                        ---------         ----          -----            ------
Outstanding at February 3, 2002................         4,405,689         6.81    -     31.63             12.13
   Granted.....................................           893,850        10.61    -     15.72             14.80
   Exercised...................................           166,782         7.50    -     14.75             11.90
   Cancelled...................................           267,132         9.38    -     22.38             12.33
                                                        ---------         ----          -----            ------
Outstanding at February 2, 2003................         4,865,625       $ 6.81    -    $31.63            $12.62
                                                        =========       ======         ======            ======

                         PHILLIPS-VAN HEUSEN CORPORATION

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


     Of the outstanding options at February 2, 2003, 1,585,675 shares have an exercise price below $13.06, 2,470,410 shares have an exercise price from $13.06 to $14.75 and 809,540 shares have an exercise price above $14.75. The weighted average remaining contractual life for all options outstanding at February 2, 2003 is 6.6 years.

     Of the outstanding options at February 2, 2003 and February 3, 2002, options covering 2,412,946 and 1,705,585 shares were exercisable at a weighted average price of $12.51 and $12.84, respectively. Stock options available for grant at February 2, 2003 and February 3, 2002 amounted to 1,007,257 and 1,686,792 shares, respectively.

LEASES

     The Company leases retail stores, manufacturing facilities, warehouses, office space and equipment. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Retail store leases generally provide for the payment of percentage rentals based on store sales and other costs associated with the leased property.

     At February 2, 2003, minimum annual rental commitments under non-cancellable operating leases, including leases for new retail stores which had not begun operating at February 2, 2003, are as follows:

          2003......................................................$59,894
          2004.......................................................46,122
          2005.......................................................30,581
          2006.......................................................20,681
          2007.......................................................14,234
          Thereafter.................................................37,777
                                                                     ------
          Total minimum lease payments.............................$209,289
                                                                   ========

     Rent expense is as follows:

                                                                      2002           2001          2000
                                                                      ----           ----          ----
Minimum.......................................................       $65,843        $65,010       $60,919
Percentage and other..........................................        13,009         11,138        10,299
                                                                     -------        -------       -------

                                                                     $78,852        $76,148       $71,218
                                                                     =======        =======       =======

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

                         PHILLIPS-VAN HEUSEN CORPORATION

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


     During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service. This change reduced the benefit obligation by $9,297, which eliminated the unrecognized transition obligation and unrecognized prior service cost. A negative unrecognized prior service cost was established for the remainder.

     Following is a reconciliation of the changes in the benefit obligation for each of the last two years:

                                                                     Pension Plans               Postretirement Plan
                                                                     -------------               -------------------
                                                                2002             2001             2002           2001
                                                                ----             ----             ----           ----
       Beginning of year.............................         $148,960        $135,167          $ 37,408        $35,490
       Service cost..................................            3,211           2,837                67            669
       Interest cost.................................           10,998          10,474             2,012          2,677
       Benefit payments, net.........................           (8,822)         (7,651)           (2,494)        (2,584)
       Actuarial loss................................           18,587           4,115             7,974          1,156
       Plan amendments...............................                            4,018            (9,297)
                                                                              --------          --------
       End of year...................................         $172,934        $148,960          $ 35,670        $37,408
                                                              ========        ========          ========        =======

     Following is a reconciliation of the fair value of the assets held by the Company's pension plans for each of the last two years:

                                                                           2002                2001
                                                                           ----                ----
       Beginning of year........................................         $123,187            $136,601
       Actual return............................................           (8,239)             (6,784)
       Benefits paid............................................           (8,822)             (7,651)
       Company contributions....................................            5,532               1,021
                                                                         --------            --------
       End of year..............................................         $111,658            $123,187
                                                                         ========            ========


     Net benefit cost recognized in each of the last three years is as follows:

                                                                 Pension Plans                  Postretirement Plan
                                                                 -------------                 --------------------
                                                      2002           2001           2000          2002        2001       2000
                                                      ----           ----           ----          ----        ----       ----
       Service cost, including
         expenses..................................$. 3,371        $ 2,997       $  2,369       $   67      $  669     $  478
       Interest cost.................................10,998         10,474          9,704        2,012       2,677      2,633
       Amortization of net loss......................   161            112         (1,243)         388         339        163
       Amortization of transition
         (asset) obligation..........................   (21)           (40)           (46)                     273        273
       Expected return on
         plan assets................................(12,393)       (11,949)       (12,628)
       Amortization of prior
         service cost................................ 1,949          2,140          1,453         (444)        104        104
                                                     ------        -------       --------       ------      ------     ------
                                                   $  4,065        $ 3,734       $   (391)      $2,023      $4,062     $3,651
                                                   ========        =======       ========       ======      ======     ======

                         PHILLIPS-VAN HEUSEN CORPORATION

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


     Following is a reconciliation of the benefit obligation at the end of each of the last two years to the amounts recognized on the balance sheet:

                                                                        Pension Plans              Postretirement Plan
                                                                        -------------              -------------------
                                                                   2002             2001             2002           2001
                                                                   ----             ----             ----           ----
        Benefit obligation at year-end.....................     $172,934        $148,960          $ 35,670        $37,408
        Unrecognized prior service cost....................       (5,412)         (7,361)            5,323           (525)
        Unrecognized losses................................      (65,567)        (29,004)          (15,651)        (8,073)
        Unrecognized transition asset
          (obligation).....................................                           21                           (3,005)
        Minimum pension liability..........................       55,370          20,200
        Plan assets at fair value..........................     (111,658)       (123,187)
                                                                ---------       --------
        Liability recognized on the
          balance sheet....................................     $ 45,667        $  9,629          $ 25,342        $25,805
                                                                ========        ========          ========        =======

     Included in the above disclosures are certain pension plans with projected and accumulated benefit obligations in excess of plan assets of $20,777 and $15,190, respectively, as of February 3, 2002. As of February 2, 2003, all pension plans had projected and accumulated benefit obligations in excess of plan assets.

     The health care cost trend rate assumed for 2003 is 10.5% and is assumed to decrease by 0.5% per year through 2014. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2002 and on the postretirement benefit obligation at February 2, 2003 would be as follows:

                                                                              1% Increase            1% Decrease
                                                                              -----------            -----------
Impact on service and interest cost................................            $   175                $  (156)
Impact on year-end benefit obligation..............................            $ 3,389                $(2,958)

     Significant rate assumptions used in determining the benefit obligations at the end of each year and benefit cost in the following year, were as follows:

                                                                                    2002          2001
                                                                                    ----          ----
Discount rate............................................................           6.75%         7.50%
Rate of increase in compensation
  levels (applies to pension plans only).................................           4.00%         4.00%
Long-term rate of return on assets.......................................           8.75%         9.00%

                         PHILLIPS-VAN HEUSEN CORPORATION

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


     The Company has an unfunded supplemental defined benefit plan covering 23 current and retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. At February 2, 2003 and February 3, 2002, $14,471 and $13,053, respectively, are included in other liabilities as the accrued cost of this plan.

     The Company has a savings and retirement plan and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. Matching contributions were $3,061 (2002), $3,082 (2001) and $2,608 (2000).

GOODWILL AND OTHER INTANGIBLE ASSETS

     In 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets." This standard requires that goodwill and other indefinitely lived intangible assets not be amortized, but instead be tested for impairment. During 2002, the Company completed the required transitional impairment tests. No impairment resulted from these tests.

     At the end of each of 2002 and 2001, accumulated amortization was $16,849 for goodwill and $467 for other intangible assets. No amortization for other intangible assets was recorded in 2002 due to the Company's determination that such assets are indefinitely lived.

     If goodwill and other indefinitely lived intangible assets had not been amortized in 2001 and 2000, the Company's adjusted net income and earnings per share would have been as follows:

                                                           2001                                          2000
                                        -------------------------------------------    -----------------------------------------
                                                      BASIC NET      DILUTED NET                    BASIC NET     DILUTED NET
                                           NET         INCOME          INCOME             NET        INCOME         INCOME
                                          INCOME      PER SHARE       PER SHARE          INCOME     PER SHARE      PER SHARE
                                          ------      ---------       ---------          ------     ---------      ---------
As reported........................      $10,680         $0.39          $0.38           $30,100         $1.10        $1.10
Amortization of goodwill and
 other indefinitely lived
 intangible assets, net of tax.....        2,849          0.10           0.10             1,877          0.07         0.07
                                          ------         -----          -----           -------         -----        -----
As adjusted........................      $13,529         $0.49          $0.48           $31,977         $1.17        $1.17
                                         =======         =====          =====           =======         =====        =====

                         PHILLIPS-VAN HEUSEN CORPORATION

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


ACQUISITIONS

     Effective February 2, 2001, the Company acquired from Coats Viyella plc the rights to the Van Heusen trademark in the parts of the world where the Company did not previously have such rights. The purchase price and related fees were $18,700. This amount was recorded in other intangible assets.

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

     The cost components of the charges are as follows:

         Termination benefits for approximately 1,200 employees.........................       $ 8,900
         Inventory liquidations included in cost of goods sold..........................         5,400
         Lease terminations and other exit obligations..................................         5,200
         Asset write-offs...............................................................         1,500
                                                                                               -------
                                                                                               $21,000
                                                                                               =======

     Other than inventory liquidations which were charged to cost of goods sold, all of the charges were included in selling, general and administrative expenses.

     During 2001, the Company charged approximately $9,900 to this reserve, of which $5,400 related to inventory liquidations, leaving $11,100 in this reserve at February 3, 2002.

     During 2002, the Company charged approximately $7,900 to this reserve, leaving $3,200 in this reserve at February 2, 2003. The actions related to these charges have been substantially completed by the Company; however, due to the extended terms of certain lease and employee termination contractual obligations associated with these actions, costs continue to be charged to this reserve.

                         PHILLIPS-VAN HEUSEN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

SEGMENT DATA

     The Company manages and analyzes its operating results by its two vertically integrated business segments: (i) Apparel and (ii) Footwear and Related Products. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its apparel divisions into the Apparel segment. This segment derives revenues from marketing dress shirts and sportswear, principally under the brand names Van Heusen, Izod, Geoffrey Beene, DKNY, Arrow, Kenneth Cole New York, Reaction by Kenneth Cole and ck Calvin Klein. ck Calvin Klein products included in the Apparel segment consist of dress shirts marketed under a license agreement which existed prior to the Company's acquisition of Calvin Klein, Inc. and certain affiliated companies on February 12, 2003, as explained in the note entitled "Subsequent Event." The Company's footwear business has been identified as the Footwear and Related Products segment. This segment derives revenues from marketing casual footwear, apparel and accessories principally under the Bass/G.H. Bass & Co. brand name. Sales for both segments occur principally in the United States.

                                                                         2002                2001                2000
                                                                         ----                ----                ----
Revenues
   Apparel..................................................         $1,042,855          $1,061,412          $1,071,029
   Footwear and Related Products............................            362,118             370,480             384,519
                                                                     ----------          ----------          ----------
   Total Revenues...........................................         $1,404,973          $1,431,892          $1,455,548
                                                                     ==========          ==========          ==========
Operating Income
   Apparel(1)...............................................         $   73,307          $   44,990          $   74,935
   Footwear and Related Products(1).........................             21,207              19,525              17,753
                                                                     ----------          ----------          ----------
   Total Operating Income(1)................................             94,514              64,515              92,688
Corporate Expenses..........................................             25,479              23,376              22,151
Interest Expense, net.......................................             22,729              24,451              22,322
                                                                     ----------          ----------          ----------
   Income Before Taxes......................................         $   46,306          $   16,688          $   48,215
                                                                     ==========          ==========          ==========

Identifiable Assets
   Apparel..................................................         $  362,208          $  376,747          $  430,868
   Footwear and Related Products............................            112,614             121,734             122,180
   Corporate................................................            296,878             210,452             171,316
                                                                     ----------          ----------          ----------
                                                                     $  771,700          $  708,933          $  724,364
                                                                     ==========          ==========          ==========

Depreciation and Amortization
   Apparel..................................................         $   16,046          $   18,034          $   13,258
   Footwear and Related Products............................              6,707               6,049               5,370
   Corporate................................................              2,925               1,651               1,423
                                                                     ----------          ----------          ----------
                                                                     $   25,678          $   25,734          $   20,051
                                                                     ==========          ==========          ==========

Identifiable Capital Expenditures
   Apparel..................................................         $   17,126          $   21,122          $   20,041
   Footwear and Related Products............................              9,393               9,416              10,147
   Corporate................................................              2,932               2,868               1,710
                                                                     ----------          ----------          ----------
                                                                     $   29,451          $   33,406          $   31,898
                                                                     ==========          ==========          ==========

(1) Operating income in 2001 includes $21,000 of restructuring and other charges, of which $19,000 relates to the Apparel segment and $2,000 relates to the Footwear and Related Products segment.

                         PHILLIPS-VAN HEUSEN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


OTHER COMMENTS

     The Company has a minority interest in Gant Company AB. The Company uses the equity method to account for this investment. As of February 2, 2003, this investment has a carrying amount of approximately $13,400.

     The Company has guaranteed the payment of certain raw material purchases by Productos Textiles, S.A. de C.V. from three suppliers of Productos Textiles, S.A. de C.V. Productos Textiles, S.A. de C.V. is a supplier of the Company. The maximum amount guaranteed under all three contracts is $4,500. The guarantees expire on January 31, 2005.

     One of the Company's directors, Mr. Harry N.S. Lee, is a director of TAL Apparel Limited, an apparel manufacturer and exporter based in Hong Kong. During 2002, 2001 and 2000, the Company purchased approximately $14,390, $2,681 and $2,834, respectively, of products from TAL Apparel Limited and certain related companies.

     The Company is a party to certain litigation which, in management's judgement based in part on the opinions of legal counsel, will not have a material adverse effect on the Company's financial position.

     During each of 2002, 2001 and 2000, the Company paid four $0.0375 per share cash dividends on its common stock.

SUBSEQUENT EVENT (UNAUDITED)

     On February 12, 2003, the Company purchased all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies for $400,000 in cash and 2,535,926 shares of the Company's common stock, valued at $30,000. The purchase price is subject to adjustment based upon the closing date value of the acquired entities. The purchase price also included, in consideration of Mr. Klein's sale to the Company of all of his rights under a design services letter agreement with Calvin Klein, Inc., a nine-year warrant in favor of Mr. Klein to purchase 320,000 shares of the Company's common stock at $28.00 per share, which the Company has valued at $637 based on the Black-Scholes model, and contingent purchase price payments for 15 years based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments will be charged to goodwill and intangible assets. On February 20, 2003, pursuant to the stock purchase agreement, the Company paid an additional $8,000 in net cash (consisting of a $13,000 cash payment, net of $5,000 cash acquired) to the selling stockholders of the acquired entities based upon an estimate of the closing date net book value of the acquired entities.

     In connection with the acquisition, the Company issued to affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited (collectively, "Apax") $250,000 of Series B convertible preferred stock with a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the Series B convertible preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. Conversion may occur any time at Apax's option. Conversion may occur at the Company's option on or after February 12, 2007, if the market value of the Company's common stock trades equals or exceeds 225% of the conversion price then in effect for 60 consecutive days. Apax can require the Company to redeem for cash all of the then outstanding shares of Series B convertible preferred stock on or after the later of (i) six months after the maturity of indebtedness incurred by the Company to refinance the loan described in the next paragraph and (ii) November 1, 2008.

                         PHILLIPS-VAN HEUSEN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Also in connection with the acquisition, Apax entered into a $125,000 loan agreement with the Company. The term is two years but is extendable for an additional two years at Apax's option. The Company borrowed $100,000 in connection with the closing of the Calvin Klein acquisition and borrowed the remaining $25,000 on March 14, 2003. The loan is secured and bears interest at a rate of 10% per annum for the first year and at 15% per annum for the second year and any renewal period. The Company would be obligated to pay an extension fee if the loan is not repaid within the first year and an additional fee if it is extended beyond the second year. It is the Company's intention to refinance this loan in 2003.

     If the acquisition had occurred on the first day of fiscal 2002 instead of on February 12, 2003, the Company's proforma consolidated results of operations for the year ended February 2, 2003 would have been:

     Total revenues..............................      $1,576,965
     Net income..................................          37,959
     Basic net income per common share...........            0.59
     Diluted net income per common share.........            0.58

     The Company is in the process of finalizing the estimate of the fair values of the assets acquired and liabilities assumed at the date of acquisition.

                         PHILLIPS-VAN HEUSEN CORPORATION

                  SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     1ST QUARTER                2ND QUARTER             3RD QUARTER               4TH QUARTER
                                  2002          2001         2002        2001         2002        2001        2002        2001(1)
                                  ----          ----         ----        ----         ----        ----        ----        -------
Total revenues.............     $349,421      $366,923      $331,192    $334,378     $409,103    $405,002    $315,257     $325,589
Gross profit...............      118,880       121,708       129,660     119,784      150,500     143,754     132,190      120,984
Net income (loss)..........         (831)          564         7,853       6,974       17,689      12,607       5,726       (9,465)

Basic net income (loss)
  per share................        (0.03)         0.02          0.28        0.25         0.64        0.46        0.21        (0.34)

Diluted net income
 (loss) per share..........        (0.03)         0.02          0.28        0.25         0.63        0.45        0.20        (0.34)

Price range of common
  stock per share
   High....................        16.00         17.00         16.46       18.74        14.20       14.87       14.20        13.00
   Low.....................        10.35         12.70         11.00       11.70        10.80        8.32       11.22         8.45

---------------
(1) The fourth quarter of 2001 includes restructuring and other charges of $21,000, or $13,440 net of tax.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



To the Stockholders and the Board of Directors
Phillips-Van Heusen Corporation


     We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of February 2, 2003 and February 3, 2002, and the related consolidated income statements, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2003. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at February 2, 2003 and February 3, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     As described in the note entitled "Goodwill and Other Intangible Assets," the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," effective February 4, 2002.


                                             E&Y SIGNATURE STAMP

New York, New York
March 3, 2003

                         PHILLIPS-VAN HEUSEN CORPORATION
                           TEN YEAR FINANCIAL SUMMARY
           (IN THOUSANDS, EXCEPT PER SHARE DATA, PERCENTS AND RATIOS)

                                                             2002          2001(1)        2000(2)          1999            1998
                                                             ----          -------        -------          ----            ----
SUMMARY OF OPERATIONS
Revenues
  Apparel........................................       $1,042,855       $1,061,412     $1,071,029     $  885,792      $  896,863
  Footwear and Related Products..................          362,118          370,480        384,519        385,698         406,222
                                                        ----------       ----------     ----------     ----------      ----------
                                                         1,404,973        1,431,892      1,455,548      1,271,490       1,303,085
Cost of goods sold and expenses..................        1,335,938        1,390,753      1,385,011      1,223,180       1,259,600
                                                        ----------       ----------     ----------     ----------      ----------
Income (loss) before interest and taxes..........           69,035           41,139         70,537         48,310          43,485
Interest expense, net............................           22,729           24,451         22,322         22,430          27,743
Income tax expense (benefit).....................           15,869            6,008         18,115          9,007           3,915
                                                        ----------       ----------     ----------     ----------      ----------
     Net income (loss)...........................       $   30,437       $   10,680     $   30,100     $   16,873      $   11,827
                                                        ==========       ==========     ==========     ==========      ==========

PER SHARE STATISTICS
Basic Earnings Per Share.........................       $     1.10       $     0.39     $     1.10     $     0.62      $     0.43
Diluted Earnings Per Share.......................       $     1.08       $     0.38     $     1.10     $     0.62      $     0.43

Dividends paid per share.........................       $     0.15       $     0.15     $     0.15     $     0.15      $     0.15
Stockholders' equity per share...................             9.80             9.62           9.80           8.86            8.39

FINANCIAL POSITION
Current assets...................................       $  451,127       $  405,300     $  436,381     $  425,970      $  368,017
Current liabilities..............................          127,439          114,358        138,095        124,580         132,686
Working capital..................................          323,688          290,942        298,286        301,390         235,331
Total assets.....................................          771,700          708,933        724,364        673,748         674,313
Long-term debt...................................          249,012          248,935        248,851        248,784         248,723
Stockholders' equity.............................          272,227          265,727        268,561        241,685         228,888

OTHER STATISTICS
Total debt to total capital (6)..................             47.8%            48.4%          48.1%          50.7%           54.0%
Net debt to net capital (7)......................             32.6%            43.6%          46.0%          38.9%           53.0%
Current ratio....................................              3.5              3.5            3.2            3.4             2.8
Average shares outstanding.......................           27,770           27,595         27,305         27,289          27,218

----------------
(1) 2001 includes pre-tax charges of $21,000 for restructuring and other expenses.
(2)  2000 and 1996 include 53 weeks of operations.
(3) 1997 includes pre-tax charges of $132,700 for restructuring and other expenses.
(4) 1995 includes pre-tax charges of $27,000 for restructuring and other expenses.
(5) 1994 includes pre-tax charges of $7,000 for restructuring and other expenses.
(6)  Total capital equals interest-bearing debt and stockholders' equity.
(7)  Net debt and net capital are total debt and total capital reduced by cash.

                         PHILLIPS-VAN HEUSEN CORPORATION
                     TEN YEAR FINANCIAL SUMMARY (CONTINUED)

                                                           1997(3)         1996(2)        1995(4)         1994(5)          1993
                                                           -------         -------        -------         -------          ----
SUMMARY OF OPERATIONS
Revenues
  Apparel........................................       $  911,047       $  897,370     $1,006,701     $  812,993      $  757,452
  Footwear and Related Products..................          438,960          462,223        457,427        442,473         394,942
                                                        ----------       ----------     ----------     ----------      ----------
                                                         1,350,007        1,359,593      1,464,128      1,255,466       1,152,394
Cost of goods sold and expenses..................        1,437,160        1,311,855      1,443,555      1,205,764       1,072,083
                                                        ----------       ----------     ----------     ----------      ----------
Income (loss) before interest and taxes                    (87,153)          47,738         20,573         49,702          80,311
Interest expense, net............................           20,672           23,164         23,199         12,793          35,098
Income tax expense (benefit).....................          (41,246)           6,044         (2,920)         6,894          13,355
                                                        ----------       ----------     ----------     ----------      ----------
     Net income (loss)...........................       $  (66,579)      $   18,530     $      294     $   30,015      $   31,858
                                                        ==========       ==========     ==========     ==========      ==========

PER SHARE STATISTICS
Basic Earnings Per Share.........................       $    (2.46)      $     0.69     $     0.01     $     1.13      $     1.22
Diluted Earnings Per Share.......................       $    (2.46)      $     0.68     $     0.01     $     1.11      $     1.18

Dividends paid per share.........................       $     0.15       $     0.15     $     0.15     $     0.15      $     0.15
Stockholders' equity per share...................             8.11            10.73          10.20          10.35            9.33

FINANCIAL POSITION
Current assets...................................       $  385,018       $  362,958     $  444,664     $  429,670      $  418,702
Current liabilities..............................          133,335          122,266        183,126        114,033         109,156
Working capital..................................          251,683          240,692        261,538        315,637         309,546
Total assets.....................................          660,459          657,436        749,055        596,284         554,771
Long-term debt...................................          241,004          189,398        229,548        169,679         169,934
Stockholders' equity.............................          220,305          290,158        275,292        275,460         246,799

OTHER STATISTICS
Total debt to total capital (6)..................             53.0%            43.1%          52.3%          38.2%           40.8%
Net debt to net capital (7)......................             51.8%            41.7%          50.8%          24.5%           29.3%
Current ratio....................................              2.9              3.0            2.4            3.8             3.8
Average shares outstanding.......................           27,108           27,004         26,726         26,563          26,142

---------------
(1) 2001 includes pre-tax charges of $21,000 for restructuring and other expenses.
(2)  2000 and 1996 include 53 weeks of operations.
(3) 1997 includes pre-tax charges of $132,700 for restructuring and other expenses.
(4) 1995 includes pre-tax charges of $27,000 for restructuring and other expenses.
(5) 1994 includes pre-tax charges of $7,000 for restructuring and other expenses.
(6)  Total capital equals interest-bearing debt and stockholders' equity.
(7)  Net debt and net capital are total debt and total capital reduced by cash.

                                                                     SCHEDULE II

                         PHILLIPS-VAN HEUSEN CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



---------------------------------------------------------------------------------------------------------------------------------
                COLUMN A                      COLUMN B                   COLUMN C                  COLUMN D         COLUMN E
---------------------------------------     ------------     ---------------------------------   ------------      ----------
                                                                         ADDITIONS
                                                             ---------------------------------
                                             BALANCE AT        CHARGED TO        CHARGED TO                         BALANCE
                                              BEGINNING         COSTS AND          OTHER                             AT END
      DESCRIPTION                             OF PERIOD          EXPENSE          ACCOUNTS        DEDUCTIONS       OF PERIOD
      -----------                             ---------          -------          --------        ----------       ---------
YEAR ENDED FEBRUARY 2, 2003
---------------------------

Deducted from asset accounts:
  Allowance for doubtful
   Accounts.........................           $2,496             $  658(a)        $   19(b)         $  301(c)       $2,872
                                               ======             ======           ======            ======          ======

YEAR ENDED FEBRUARY 3, 2002
---------------------------

Deducted from asset accounts:
  Allowance for doubtful
   Accounts.........................           $2,051             $  829(a)        $   76(b)         $  460(c)       $2,496
                                               ======             ======           ======            ======          ======

YEAR ENDED FEBRUARY 4, 2001
---------------------------

Deducted from asset accounts:
  Allowance for doubtful
   accounts.........................           $2,305             $  415(a)        $  178(b)         $  847(c)       $2,051
                                               ======             ======           ======            ======          ======

(a)  Provisions for doubtful accounts.
(b)  Recoveries of doubtful accounts previously written off.
(c)  Primarily uncollectible accounts charged against the allowance provided.