Form 10-Q
period 2003-05-04
PHILLIPS VAN HEUSEN CORP /DE/
filed 2003-06-18
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2003

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

Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of May 19, 2003: 30,325,868 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Independent Accountants' Review Report	1

Condensed Consolidated Balance Sheets as of May 4, 2003, February 2, 2003 and May 5, 2002	2

Condensed Consolidated Income Statements for the thirteen weeks ended
May 4, 2003 and May 5, 2002	3

Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended
May 4, 2003 and May 5, 2002	4

Notes to Condensed Consolidated Financial Statements	5-10

Item 2 - Management's Discussion and Analysis of Results of Operations and
Financial Condition	11-14

Item 4 - Controls and Procedures	15

PART II -- OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	16-18

Signatures & Certifications	19-21

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Form 10-Q report including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward- looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the levels of sales of the Company's licensees at wholesale and retail, and the extent of discounts and promotional pricing in which the Company and its licensees are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory, including the Company's ability to realize revenue growth, cost savings or synergies from integrating, developing and growing Calvin Klein; (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where the Company's products are or are planned to be produced; (v) disease epidemics and health related concerns, such as the current SARS outbreak, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into the Company with no substantial adverse affect on the acquired entity's, or the Company's existing operations, employee relationships, vendor relationships, customer relationships or financial performance and (vii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

The Company does not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenues or earnings, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Independent Accountants' Review Report

Stockholders and Board of Directors

Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of May 4, 2003 and May 5, 2002 and the related condensed consolidated income statements and cash flows for the thirteen week periods ended May 4, 2003 and May 5, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Phillips-Van Heusen Corporation as of February 2, 2003, and the related consolidated income statement, statement of changes in stockholders' equity, and statement of cash flows for the year then ended (not presented herein) and in our report dated March 3, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York

May 21, 2003

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	UNAUDITED	AUDITED	UNAUDITED
	May 4,	February 2,	May 5,
	2003	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$ 19,567	$117,121	$ 45,618
Accounts receivable, less allowances for doubtful accounts of
$4,575, $2,872 and $2,544	134,574	69,765	115,732
Inventories	251,353	230,971	215,708
Other, including deferred taxes of $27,404, $19,404 and $19,656	44,672	33,270	33,804
Total Current Assets	450,166	451,127	410,862
Property, Plant and Equipment	139,787	142,635	134,694
Goodwill	94,742	94,742	94,742
Other Intangible Assets	450,628	18,233	18,233
Other, including deferred taxes of $45,429, $32,043 and $30,151	78,780	64,963	56,224
	$1,214,103	$771,700	$714,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 42,341	$ 40,638	$ 31,672
Accrued expenses	123,090	86,801	91,219
Total Current Liabilities	165,431	127,439	122,891
Long-Term Debt	374,033	249,012	248,954
Other Liabilities	126,062	123,022	79,179

Series B Convertible Redeemable Preferred Stock	254,493

Stockholders' Equity:
Series A Preferred Stock, par value $100 per share; 150,000 shares authorized; no shares outstanding
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 30,353,297; 27,812,954 and 27,731,864	30,353	27,813	27,732
Additional Capital	151,787	123,645	122,527
Retained Earnings	146,605	155,525	126,341
Accumulated Other Comprehensive Loss	(34,275)	(34,370)	(12,500)
	294,470	272,613	264,100
Less: 28,581; 28,581 and 27,486 shares of common stock
held in treasury - at cost	(386)	(386)	(369)
Total Stockholders' Equity	294,084	272,227	263,731

	$1,214,103	$771,700	$714,755

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended
	May 4,	May 5,
	2003	2002

Net sales	$347,581	$347,183
Royalty and other revenues	29,448	2,238
Total revenues	377,029	349,421

Cost of goods sold	222,062	230,541

Gross profit	154,967	118,880

Selling, general and administrative expenses	149,665	114,454

Income before interest and taxes	5,302	4,426

Interest expense	8,657	5,861
Interest income	93	137

Loss before taxes	(3,262)	(1,298)

Income tax benefit	(1,109)	(467)

Net loss	(2,153)	(831)

Preferred stock dividends	4,493

Net loss available to common stockholders	$ (6,646)	$ (831)

Basic and diluted net loss per common share	$ (0.22)	$ (0.03)

Dividends declared per common share	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Thirteen Weeks Ended
	May 4,	May 5,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$ (2,153)	$ (831)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	6,776	6,208
Equity income	(265)	(251)
Deferred income taxes	(9,386)	(518)

Changes in operating assets and liabilities:
Receivables	(31,845)	(31,752)
Inventories	(5,514)	17,996
Accounts payable and accrued expenses	3,346	8,533
Prepaids and other-net	2,294	8,452
Net Cash Provided (Used) By Operating Activities	(36,747)	7,837

INVESTING ACTIVITIES:
Property, plant and equipment acquired	(2,894)	(4,633)
Acquisition of Calvin Klein, net of acquired cash	(425,000)
Contingent purchase price payments to Calvin Klein	(4,932)
Net Cash Used By Investing Activities	(432,826)	(4,633)

FINANCING ACTIVITIES:
Proceeds from issuance of 10% secured term loan	125,000
Proceeds from revolving line of credit	16,500
Payments on revolving line of credit	(16,500)
Proceeds from issuance of Series B convertible redeemable preferred stock	249,250
Exercise of stock options	43	954
Acquisition of treasury shares		(43)
Cash dividends on common stock	(2,274)	(2,076)
Net Cash Provided (Used) By Financing Activities	372,019	(1,165)

Increase (Decrease) In Cash	(97,554)	2,039

Cash at beginning of period	117,121	43,579

Cash at end of period	$ 19,567	$ 45,618

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share data)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2003.

The preparation of interim financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirteen weeks ended May 4, 2003 and May 5, 2002 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the thirteen weeks ended May 5, 2002 to present that information on a basis consistent with the thirteen weeks ended May 4, 2003. In addition, certain reclassifications have been made to the condensed consolidated balance sheet for February 2, 2003 to present that information on a basis consistent with May 4, 2003.

INVENTORIES

Inventories, comprised principally of finished goods, are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for other apparel inventories, footwear and the Calvin Klein Licensing and Design segment is determined using the first-in, first-out method (FIFO). At May 4, 2003, February 2, 2003 and May 5, 2002, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

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

EARNINGS PER SHARE

The Company computed its basic and diluted net loss per share by dividing net loss available to common stockholders by:
	Thirteen Weeks Ended
	5/4/03	5/5/02

Weighted Average Common Shares
Outstanding for Basic Net Loss Per Share	29,928,542	27,672,865

Impact of Dilutive Employee Stock Options	-	-

Total Shares for Diluted Net Loss Per Share	29,928,542	27,672,865

Dilution from employee stock options of 246,651 common shares and 499,192 common shares for the thirteen weeks ended May 4, 2003 and May 5, 2002, respectively, was not included in the earnings per share calculation for either period because to do so would have been antidilutive. Conversion of the Company's convertible redeemable preferred stock into 16,091,000 common shares outstanding for the thirteen weeks ended May 4, 2003 was not assumed because to do so would have been antidilutive.

RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2001, the Company recorded restructuring and other charges of $21,000 related to streamlining certain corporate and divisional operations, exiting three dress shirt manufacturing facilities and liquidating related dress shirt inventories. Through the end of fiscal 2002, the Company charged approximately $17,800 to this liability, leaving $3,200 in this liability at February 2, 2003. During the first quarter of 2003, the Company charged approximately $500 to this liability, leaving $2,700 in this liability at May 4, 2003. The actions related to these charges have been substantially completed by the Company; however, due to the extended terms of certain lease and employee termination contractual obligations associated with these actions, costs continue to be charged to this liability.

COMPREHENSIVE LOSS

Comprehensive loss is as follows:
	Thirteen Weeks Ended
	5/4/03	5/5/02

Net loss	$(2,153)	$(831)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	95

Comprehensive loss	$(2,058)	$(831)

The income tax effect related to foreign currency translation adjustments was an expense of $58 for the thirteen weeks ended May 4, 2003.

STOCK-BASED COMPENSATION

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

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123:
	Thirteen Weeks Ended
	5/4/03	5/5/02

Net loss - as reported	$(2,153)	$ (831)
Deduct: Stock-based employee
compensation expense determined under fair
value method, net of related tax effects	804	842

Net loss - as adjusted	$(2,957)	$(1,673)

Net loss per common share:
Basic and diluted - as reported	$ (0.22)	$ (0.03)
Basic and diluted - as adjusted	$ (0.25)	$ (0.06)

ACQUISITION OF CALVIN KLEIN

On February 12, 2003, the Company purchased all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies for $400,000 in cash and 2,535,926 shares of the Company's common stock, valued at $30,000. The purchase price is subject to adjustment based upon the closing date value of the acquired entities. The purchase price also included, in consideration of Mr. Klein's sale to the Company of all of his rights under a design services letter agreement with Calvin Klein, Inc., a nine-year warrant in favor of Mr. Klein to purchase 320,000 shares of the Company's common stock at $28.00 per share, which the Company has valued at $637 based on the Black-Scholes model, and contingent purchase price payments for 15 years based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments will be charged to goodwill and intangible assets. On February 20, 2003, pursuant to the stock purchase agreement, the Company paid an additional $8,000 in net cash (consisting of a $13,000 cash payment, net of $5,000 cash acquired) to the selling stockholders of the acquired entities based upon an estimate of the closing date net book value of the acquired entities. The Company is in the process of finalizing the closing date net book value of the acquired entities, thus the amount paid is subject to adjustment.

Please see the notes entitled "Redeemable Preferred Stock" and "Long-Term Debt" in relation to the acquisition.

If the acquisition had occurred on the first day of fiscal 2002 instead of on February 12, 2003, the Company's proforma consolidated results of operations would have been:

Thirteen Weeks Ended
	5/4/03	5/5/02

Total revenues	$380,926	$392,419
Net income (loss)	$ (2,523)	$ 1,050
Basic and diluted net loss per common share	$ (0.25)	$ (0.13)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement.

At February 12, 2003

Current assets	$ 53,108
Intangible assets	427,463
Other non-current assets, including deferred taxes	14,715
Total assets acquired	$495,286

Current liabilities	$ 34,646
Total liabilities assumed	$ 34,646

Net assets acquired	$460,640

Upon completion of the valuations, the Company expects to allocate a significant portion of the acquired intangible assets to indefinitely lived trademarks. Any remaining acquired intangible assets will be classified as goodwill.

In connection with the acquisition, the Company recorded a liability of $25,000 related to severance and termination benefits for certain employees of the acquired entities, lease and other contractual obligations related to certain facilities which the Company does not plan to operate, inventory purchase commitments for product which the Company does not plan to continue marketing and various deal fees related to the acquisition. A tax benefit of $8,000 was also recorded in relation to such liabilities. The net effect of the liability and tax benefit recorded was offset to goodwill and intangible assets.

The actions related to this liability are anticipated to be completed in fiscal 2004. Through the first quarter of 2003, approximately $13,500, comprised principally of severance and deal fees, was charged to this liability, leaving $11,500 in this liability at May 4, 2003.

REDEEMABLE PREFERRED STOCK

In connection with the Calvin Klein acquisition, the Company issued to affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited (collectively, "Apax") $250,000 of Series B convertible redeemable preferred stock. The cash proceeds from this issuance after related fees were $249,250. The Series B convertible redeemable preferred stock has a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the Series B convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. The Company elected not to pay a cash dividend in the first quarter of 2003. Conversion may occur any time at Apax's option. Conversion may occur at the Company's option on or after February 12, 2007, if the market value of the Company's common stock trades equals or exceeds 225% of the conversion price then in effect for 60 consecutive days. Apax can require the Company to redeem for cash all of the then outstanding shares of Series B convertible redeemable preferred stock on or after the later of (i) six months after the maturity of indebtedness incurred by the Company to refinance the 10% secured term loan described in the note entitled "Long-Term Debt" and (ii) November 1, 2008.

LONG-TERM DEBT

Long-term debt is as follows:
	5/4/03	2/2/03	5/5/02

9 1/2% senior subordinated notes due 2008	$149,540	$149,521	$149,471
7 3/4% debentures due 2023	99,493	99,491	99,483
10% secured term loan due 2005	125,000
	$374,033	$249,012	$248,954

In connection with the Calvin Klein acquisition, the Company entered into a $125,000 loan agreement with Apax. The term is two years but is extendable for an additional two years at Apax's option. The Company borrowed $100,000 in connection with the closing of the Calvin Klein acquisition and borrowed the remaining $25,000 on March 14, 2003. The loan is secured and bears interest at a rate of 10% per annum for the first year and at 15% per annum for the second year and any renewal period. The Company refinanced this loan on May 5, 2003, as described in the note entitled "Subsequent Event."

NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Company's Investing Activities and Financing Activities sections of the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 4, 2003 were certain noncash transactions related to the acquisition of Calvin Klein. As part of the cost to finance the acquisition, the Company issued shares of its common stock, valued at $30,000 to Mr. Klein. In addition, the Company issued a nine-year warrant to purchase the Company's common stock to Mr. Klein, valued at $637.

Also excluded from the Financing Activities section of the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 4, 2003 were preferred dividends of $4,493, as the Company elected not to pay a cash dividend in the first quarter of 2003 on the Company's Series B convertible redeemable preferred stock that was issued to finance the acquisition. Please see the note entitled "Redeemable Preferred Stock."

SUBSEQUENT EVENT

On May 5, 2003, the Company completed a $150,000 offering of senior unsecured notes. The notes accrue interest at the rate of 8 1/8% per annum and will mature on May 1, 2013. The Company used a portion of the net proceeds of the offering to repay the $125,000 10% secured term loan, plus accrued interest, that the Company received from Apax in connection with the Company's acquisition of Calvin Klein, and will use the balance for general corporate purposes.

SEGMENT DATA

The Company's acquisition of Calvin Klein, Inc. has impacted significantly the way the Company manages and analyzes its operating results. As such, the Company has changed the way it reports its segment data. The Company manages and analyzes its operating results by two business segments: (i) Apparel and Footwear segment and (ii) Calvin Klein Licensing and Design segment. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its apparel and footwear divisions into the Apparel and Footwear segment. This segment derives revenues from marketing dress shirts, sportswear and footwear, principally under the brand names Van Heusen, Izod, Geoffrey Beene, DKNY, Arrow, Kenneth Cole New York, Reaction by Kenneth Cole, Bass/G.H. Bass & Co. and ck Calvin Klein. The Calvin Klein Licensing and Design segment derives revenues from (a) the marketing, under licenses and other arrangements, of products under the Calvin Klein, cK and cK Calvin Klein brands and (b) the marketing, directly by the Company, of high-end apparel and accessories collections for men and women under the Calvin Klein collection brand. The Company includes the Calvin Klein collections business in the Calvin Klein Licensing and Design segment because management views the purpose of the Calvin Klein collections business as building and marketing the Calvin Klein brands which supports and benefits the brands' licensing business.

	Segment Data
	Thirteen Weeks Ended
	5/4/03	5/5/02

Revenues - Apparel and Footwear
Net sales	$ 338,326	$347,183
Royalty and other revenues	3,195	2,238
Total	$ 341,521	$349,421

Revenues - Calvin Klein Licensing and Design
Net sales	$ 9,255
Royalty and other revenues	26,253
Total	$ 35,508

Total revenues
Net sales	$ 347,581	$347,183
Royalty and other revenues	29,448	2,238
Total	$ 377,029	$349,421

Operating income - Apparel and Footwear	$ 14,455	$ 10,095

Operating loss - Calvin Klein Licensing and Design	(2,708)

Total operating income	11,747	10,095

Corporate expenses	6,445	5,669

Income before interest and taxes	$ 5,302	$ 4,426

Identifiable Assets
Apparel and Footwear	$ 514,232	$497,158
Calvin Klein Licensing and Design	492,745
Corporate	207,126	217,597
	$1,214,103	$714,755

Revenues for the Apparel and Footwear segment occur principally in the United States. Revenues for the Calvin Klein Licensing and Design segment occurred as follows for the thirteen weeks ended May 4, 2003.

Domestic based licensees and operations	$19,115
Foreign based licensees and operations	16,393
$35,508

OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company's suppliers from three raw material vendors. The amount guaranteed at May 4, 2003 was $1,051. The maximum amount guaranteed under all three contracts is $4,500. The guarantees expire on January 31, 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table presents the Company's results of operations for the thirteen weeks ended May 4, 2003 and May 5, 2002:

(in thousands)
	Thirteen Weeks Ended
	5/4/03
			Results
			Excluding	Thirteen
	Results	Calvin Klein	Calvin Klein	Weeks
	Under	Integration	Integration	Ended
	GAAP	Costs	Costs	5/5/02

Net sales	$347,581	$ 6,004	$341,577	$347,183
Royalty and other revenues	29,448		29,448	2,238
Total revenues	377,029	6,004	371,025	349,421
Gross profit on net sales	125,519	215	125,304	116,642
Gross profit on royalty and
other revenues	29,448		29,448	2,238
Total gross profit	154,967	215	154,752	118,880
Selling, general and
administrative expenses	149,665	15,341	134,324	114,454
Earnings (loss) before interest
and taxes	5,302	(15,126)	20,428	4,426
Interest expense, net	8,564		8,564	5,724
Pre-tax income (loss)	(3,262)	(15,126)	11,864	(1,298)
Income tax expense (benefit)	(1,109)	(5,143)	4,034	(467)
Net income (loss)	$ (2,153)	$ (9,983)	$ 7,830	$ (831)

The Company's results in 2003 are being impacted significantly by the Company's acquisition of Calvin Klein, Inc., which was completed on February 12, 2003. The above table and following discussion of results of operations separately identify integration costs associated with the Calvin Klein acquisition. Calvin Klein integration costs include (i) the operating results of the Calvin Klein's men's and women's high-end ready-to-wear collection apparel businesses which the Company will transfer over time to Vestimenta, S.p.A. under a license agreement which will be in full effect on January 1, 2004, and associated costs in connection with such transfer and (ii) the costs of certain duplicative personnel and facilities during the integration of various logistical and back office functions.

The Company believes presenting its results excluding integration costs provides useful information to investors because many investors make decisions based on the ongoing operations of an enterprise. Investors often believe that ongoing operations provide the best measure of assessing performance and provide a more meaningful basis to compare against future results. The Company uses its results excluding integration costs to discuss its business with investment institutions, the Company's Board of Directors and others. Such results are also the basis for certain incentive compensation calculations.

Net Sales

Net sales in the first quarter of 2003 were $347.6 million compared with $347.2 million in the prior year. Net sales in the first quarter of 2003 included $6.0 million related to the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses which the Company will transfer over time to Vestimenta, S.p.A. under a license agreement which will be in full effect on January 1, 2004.

Excluding sales of the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses, net sales in the first quarter of 2003 were down $5.6 million. Of such decrease, $8.9 million was due to a decline in the Apparel and Footwear segment, driven principally by lower sales of sandals and spring canvas product in the Bass footwear business due to unseasonably cold weather in much of the United States. Offsetting this decrease, in part, were net sales in the Calvin Klein Licensing and Design segment of $3.3 million, which excludes the $6.0 million related to the collection apparel business. The $3.3 million of net sales relate to four Calvin Klein retail stores that the Company operates worldwide to showcase the Calvin Klein brand.

Royalty and Other Revenues

Royalty and other revenues in the first quarter of 2003 were $29.4 million compared with $2.2 million in the prior year. Of this $27.2 million increase, $26.3 million was due to royalty and other revenues of the Calvin Klein Licensing and Design segment. Calvin Klein royalty and other revenues are generated from licenses and other arrangements for the worldwide marketing of various products, including jeans, underwear, fragrances, eyewear, men's tailored clothing, ties, shoes, hosiery, socks, swimwear, watches, coats, leather goods, table top and soft home furnishings and accessories. Royalty revenue is recognized when licensed products are sold by the Company's licensees. For licensees whose sales are not expected to exceed contractual minimums, royalty revenue is recognized based on contractual minimums.

Gross Profit on Net Sales

Gross profit on net sales in the first quarter of 2003 was $125.5 million, or 36.1% of net sales, compared with $116.6 million, or 33.6% of net sales in the prior year. This increase was due principally to lower product costs and more full price selling in the Company's wholesale apparel businesses. In particular, the Company's dress shirt division benefited from sourcing reconfiguration initiatives implemented in the fourth quarter of 2001, which were not fully realized until the second half of 2002.

Gross Profit on Royalty and Other Revenues

Gross profit on royalty and other revenues was equal to royalty and other revenues as there is no cost of sales associated with these revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of 2003 were $149.7 million compared with $114.5 million last year. Of this $35.2 million increase, $15.3 million related to Calvin Klein integration costs, which are reflected in the Calvin Klein Licensing and Design segment. The Company expects to incur such integration costs throughout 2003. The balance of the increase in selling, general and administrative expenses related principally to other expenses associated with the Calvin Klein Licensing and Design segment. Such expenses included salaries, office occupancy and marketing as well as operating expenses of the Calvin Klein retail stores.

INTEREST EXPENSE

Net interest expense in the first quarter of 2003 was $8.6 million compared with $5.7 million last year. This increase was due principally to the additional debt incurred to finance the Calvin Klein acquisition, as well as higher interest costs, principally letters of credit fees, associated with the Company's revolving credit facility which was refinanced in October 2002.

INCOME TAXES

Income taxes were estimated at a rate of 34.0% for the current year which compares to last year's full year rate of 34.3%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements are principally to fund growth in working capital, primarily accounts receivable and inventory to support increases in sales, and capital expenditures, including investments in information technology, warehousing and distribution and the Company's retail stores. Historically, the Company has financed these requirements from internally generated cash flow or seasonal borrowings under the Company's revolving credit facility.

Operating Activities

Cash used by operating activities was $36.7 million in the first quarter of 2003 compared with cash provided by operations of $7.8 million in the prior year. Of the $44.6 million increase in cash used by operations, $23.5 related to inventory. The change in inventories was due principally to the timing of core product intake in the dress shirt business. The Company had a build up of core product inventory in its dress shirt business as a result of a slowdown in replenishment orders in the first quarter of 2003. Since the build up in inventory was related to core product, the Company will reduce future intake of this product in order to alleviate the current excess inventory.

Investing Activities

The Company's investing activities for the first quarter of 2003 were impacted significantly by the acquisition of Calvin Klein. The net cash used for the acquisition of Calvin Klein was $425.0 million. Please see the note entitled "Noncash Investing and Financing Transactions" in the Notes to Condensed Consolidated Financial Statements for a description of other costs associated with the Calvin Klein acquisition. The Company is also making contingent purchase price payments to Mr. Klein as required under the acquisition agreement, based on a percentage of worldwide sales of products bearing any of the Calvin Klein brands. The amount due to Mr. Klein for the first quarter of 2003 was $4.9 million. The Company estimates that such payments will be approximately $20.0 million in fiscal 2003. The Company expects to fund these payments from internally generated operating cash flow and existing cash balances. Capital spending in the first quarter of 2003 was $2.9 million compared with $4.6 million in the prior year. The reduction in spending in the first quarter of 2003 resulted from the timing of expenditures. The Company currently anticipates capital spending in fiscal 2003 will approximate $33.0 million to $38.0 million. The foregoing is a forward-looking statement. Changes in the Company's plans or projections regarding investments in information technology and warehousing and distribution, as well as a change in cash flow could affect actual capital spending levels. In addition, the actual payments to Mr. Klein will be dependent on the level of sales of goods bearing any of the Calvin Klein brands by the Company, by the Company's licensees and by other authorized users.

Financing Activities

The Company's financing activities for the first quarter of 2003 were impacted significantly by the acquisition of Calvin Klein. In order to finance the acquisition, the Company issued $250.0 million of convertible redeemable preferred stock. The cash proceeds of this issuance after related fees were $249.3 million. In addition, the Company entered into a $125.0 million 10% secured term loan. The Company refinanced this term loan with a portion of the net proceeds received from the $150.0 million 8 1/8% senior unsecured notes that were issued on May 5, 2003. Please see the notes entitled "Redeemable Preferred Stock," "Long-Term Debt," "Noncash Investing and Financing Transactions" and "Subsequent Event" in the Notes to Condensed Consolidated Financial Statements for a further description.

The Company's capital structure was impacted significantly by the acquisition of Calvin Klein. As such, total debt as a percentage of total capital was 40.5% as of May 4, 2003 compared with 47.8% and 48.6% as of February 2, 2003 and May 5, 2002, respectively. Total capital equals interest-bearing debt, convertible redeemable preferred stock and stockholders' equity. These percentages, net of cash, were 39.3%, 32.6% and 43.5% as of May 4, 2003, February 2, 2003 and May 5, 2002, respectively.

The Company has a secured revolving credit facility which provides for revolving credit borrowings as well as the issuance of letters of credit. The Company may, at its option, borrow and repay amounts up to a maximum of $325.0 million under both the revolving credit borrowings and the issuance of letters of credit. Borrowing spreads and letters of credit fees are based on spreads above Eurodollar and other available interest rates, with the spreads changing based upon a pricing grid. For example, revolving credit spreads range from 175 to 275 basis points over Eurodollar loan rates and 100 to 200 basis points on outstanding letters of credit. All outstanding borrowings and letters of credit under this credit facility are due October 17, 2007. The Company believes that its borrowing capacity under this secured revolving credit facility provides the Company with adequate liquidity for its peak seasonal needs for the foreseeable future. The foregoing is a forward- looking statement and may be affected by factors such as changes in cash flow.

SEASONALITY

The Company's business is seasonal, with higher sales and income in the second half of the year, which coincides with the Company's two peak retail selling seasons: the first running from the start of the back to school and Fall selling season beginning in August and continuing through September, and the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

Also contributing to the strength of the second half is the high volume of Fall shipments to wholesale customers, which are generally more profitable than Spring shipments. The less profitable Spring selling season at wholesale combines with retail seasonality to make the first quarter weaker than the other quarters. Due to the acquisition of Calvin Klein, in particular, the impact of the substantial level of royalty and other revenues generated from the Calvin Klein Licensing and Design segment, which tend to be earned more evenly throughout the year, some of this historical seasonality is expected to be moderated.

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

2.1

Stock Purchase Agreement, dated December 17, 2002, among Phillips-Van Heusen Corporation, Calvin Klein, Inc., Calvin Klein (Europe), Inc., Calvin Klein (Europe II) Corp., Calvin Klein Europe S.r.l., CK Service Corp., Calvin Klein, Barry Schwartz, Trust for the Benefit of the Issue of Calvin Klein, Trust for the Benefit of the Issue of Barry Schwartz, Stephanie Schwartz-Ferdman and Jonathan Schwartz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 20, 2002).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1977).

3.2	Amendment to Certificate of Incorporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1985).

3.3

Certificate of Designation of Series A Cumulative Participating Preferred Stock, filed June 10, 1986 (incorporated by reference to Exhibit A of the document filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the period ended May 4, 1986).

3.4	Amendment to Certificate of Incorporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

3.5	Amendment to Certificate of Incorporation, filed June 1, 1993 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994).

3.6	Amendment to Certificate of Incorporation, filed June 20, 1996 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 28, 1996).

3.7

Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on February 26, 2003).

3.8

Corrected Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation, dated April 17, 2003 (incorporated by reference to Exhibit 3.9 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2003).

3.9

By-Laws of Phillips-Van Heusen Corporation, as amended through June 18, 1996 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 28, 1996).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1981).

4.2

Preferred Stock Purchase Rights Agreement (the "Rights Agreement"), dated June 10, 1986 between Phillips-Van Heusen Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the period ended May 4, 1986).

	4.3

Amendment to the Rights Agreement, dated March 31, 1987 between Phillips-Van Heusen Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1987).

	4.4

Supplemental Rights Agreement and Second Amendment to the Rights Agreement, dated as of July 30, 1987, between Phillips-Van Heusen Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit (c)(4) to the Company's Schedule 13E-4, Issuer Tender Offer Statement, dated July 31, 1987).

	4.5

Third Amendment to Rights Agreement, dated June 30, 1992, from Phillips-Van Heusen Corporation to The Chase Manhattan Bank, N.A. and The Bank of New York (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2000).

	4.6

Notice of extension of the Rights Agreement, dated June 5, 1996, from Phillips-Van Heusen Corporation to The Bank of New York (incorporated by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the period ended April 28, 1996).

	4.7

Fourth Amendment to Rights Agreement, dated April 25, 2000, from Phillips-Van Heusen Corporation to The Bank of New York (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2000).

	4.8

Supplemental Rights Agreement and Fifth Amendment to the Rights Agreement dated February 12, 2003, between Phillips-Van Heusen Corporation and The Bank of New York (successor to The Chase Manhattan Bank, N.A.), as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on February 26, 2003).

	4.9

Indenture, dated as of April 22, 1998, with Phillips-Van Heusen Corporation as issuer and Union Bank of California, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the period ended May 3, 1998).

	4.10

Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

	4.11

First Supplemental Indenture, dated as of October 17, 2002 to Indenture dated as of November 1, 1993 between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the period ended November 3, 2002).

4.12

Second Supplemental Indenture, dated as of February 12, 2002 to Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and the Bank Of New York, As Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on February 26, 2003).

+	4.13	Indenture, dated as of May 5, 2003, between Phillips-Van Heusen Corporation and Suntrust Bank, as Trustee.

+	10.1	Phillips-Van Heusen Corporation 2003 Stock Option Plan, effective as of May 1, 2003, as amended through June 10, 2003.

	15.	Acknowledgement of Independent Accountants

	99.1	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

	99.2	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K filed during the quarter ended May 4, 2003:

The Company filed a report on Form 8-K, dated as of February 12, 2003, describing the Company's purchase of all of the issued and outstanding shares of Calvin Klein, Inc. and certain related companies.

The Company filed a report on Form 8-K, dated as of February 12, 2003 as amended, describing the Company's purchase of all of the issued and outstanding shares of Calvin Klein, Inc. and certain related companies and including certain financial statements and proforma financial relating thereto.

The Company filed a report on Form 8-K, dated as of April 8, 2003, to disclose the issuance of a press release by the Company. The purpose of such press release was to reaffirm earnings guidance for the full fiscal 2003 year.

The Company filed a report on Form 8-K, dated as of April 30, 2003, to disclose the issuance of a press release by the Company. The purpose of such press release was to announce the Company's pricing of its offering of $150 million of senior unsecured notes due May 1, 2013. The notes accrue interest at the rate of 8 1/8% per annum.

+	Filed herewith.

SIGNATURES & CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated: June 13, 2003
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

Dated: June 13, 2003
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

Dated: June 13, 2003
/s/ Emanuel Chirico
Emanuel Chirico
Executive Vice President and
Chief Financial Officer