Form 10-Q
period 2003-08-03
PHILLIPS VAN HEUSEN CORP /DE/
filed 2003-09-17
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2003

OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from ___________________________________ to ______________________________

Commission file number 001-07572

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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of September 5, 2003: 30,357,794 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Independent Accountants' Review Report	1

Condensed Consolidated Balance Sheets as of August 3, 2003, February 2, 2003 and August 4, 2002	2

Condensed Consolidated Income Statements for the thirteen and twenty-six weeks
ended August 3, 2003 and August 4, 2002	3

Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended
August 3, 2003 and August 4, 2002	4

Notes to Condensed Consolidated Financial Statements	5-11

Item 2 - Management's Discussion and Analysis of Results of Operations and
Financial Condition	11-15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	15

Item 4 - Controls and Procedures	15

PART II -- OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Stockholders	16

Item 6 - Exhibits and Reports on Form 8-K	16-18

Signatures	19

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Form 10-Q report including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward- looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the levels of sales of the Company's licensees at wholesale and retail, and the extent of discounts and promotional pricing in which the Company and its licensees are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory, including the Company's ability to realize revenue growth, cost savings or synergies from integrating, developing and growing Calvin Klein; (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where the Company's products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into the Company with no substantial adverse affect on the acquired entity's, or the Company's existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands and (viii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

The Company does not undertake any obligation to update publicly any forward-looking statement, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Independent Accountants' Review Report

Stockholders and Board of Directors

Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of August 3, 2003 and August 4, 2002, the related condensed consolidated income statements for the thirteen and twenty-six week periods ended August 3, 2003 and August 4, 2002 and related condensed consolidated cash flows for the twenty-six week periods ended August 3, 2003 and August 4, 2002. These financial statements are the responsibility of the Company's management.

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

ERNST & YOUNG LLP

New York, New York

August 20, 2003

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	UNAUDITED	AUDITED	UNAUDITED
	August 3,	February 2,	August 4,
	2003	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$ 81,344	$117,121	$ 80,281
Accounts receivable, less allowances for doubtful accounts of
$4,962, $2,872 and $2,681	126,383	69,765	93,128
Inventories	258,809	230,971	230,084
Other, including deferred taxes of $29,404, $19,404 and $19,656	46,519	33,270	33,295
Total Current Assets	513,055	451,127	436,788
Property, Plant and Equipment	140,310	142,635	133,242
Goodwill	94,742	94,742	94,742
Other Intangible Assets	451,777	18,233	18,233
Other, including deferred taxes of $39,906, $32,043 and $25,774	64,365	64,963	52,595

	$1,264,249	$771,700	$735,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 55,791	$ 40,638	$ 41,420
Accrued expenses	122,818	86,801	92,391
Total Current Liabilities	178,609	127,439	133,811
Long-Term Debt	399,055	249,012	248,973
Other Liabilities	129,045	123,022	80,232

Series B Convertible Redeemable Preferred Stock	259,569

Stockholders' Equity:
Series A Preferred Stock, par value $100 per share; 150,000 shares authorized, no shares outstanding
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 30,363,344; 27,812,954 and 27,811,550	30,363	27,813	27,812
Additional Capital	151,898	123,645	123,465
Retained Earnings	150,507	155,525	134,193
Accumulated Other Comprehensive Loss	(34,411)	(34,370)	(12,500)
	298,357	272,613	272,970
Less: 28,581 shares of common stock held in treasury	(386)	(386)	(386)
Total Stockholders' Equity	297,971	272,227	272,584

	$1,264,249	$771,700	$735,600

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2003	2002	2003	2002

Net sales	$348,290	$328,897	$695,871	$676,080
Royalty and other revenues	28,795	2,295	58,243	4,533
Total revenues	377,085	331,192	754,114	680,613

Cost of goods sold	221,296	201,532	443,358	432,073

Gross profit	155,789	129,660	310,756	248,540

Selling, general and administrative expenses	135,737	111,885	285,402	226,339

Gain on sale of investment	3,496		3,496

Income before interest and taxes	23,548	17,775	28,850	22,201

Interest expense	10,065	5,807	18,722	11,668
Interest income	403	302	496	439

Income before taxes	13,886	12,270	10,624	10,972

Income tax expense	4,909	4,417	3,800	3,950

Net income	8,977	7,853	6,824	7,022

Preferred stock dividends	5,076		9,569

Net income (loss) available to common
stockholders	$ 3,901	$ 7,853	$ (2,745)	$ 7,022

Basic and diluted net income (loss) per
common share	$ 0.13	$ 0.28	$ (0.09)	$ 0.25

Dividends declared per common share	$ 0.00	$ 0.00	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Twenty-Six Weeks Ended
	August 3,	August 4,
	2003	2002

OPERATING ACTIVITIES:
Net income	$ 6,824	$ 7,022
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	13,671	12,506
Deferred income taxes	(5,864)	3,859

Changes in operating assets and liabilities:
Receivables	(18,695)	(11,238)
Inventories	(12,970)	3,620
Accounts payable and accrued expenses	17,203	19,453
Prepaids and other-net	406	9,898
Net Cash Provided By Operating Activities	575	45,120

INVESTING ACTIVITIES:
Property, plant and equipment acquired	(9,254)	(8,254)
Sale of investment in Gant Company AB, net of related fees	17,234
Acquisition of Calvin Klein, Inc., net of acquired cash	(427,000)
Contingent purchase price payments to Mr. Klein	(9,299)
Net Cash Used By Investing Activities	(428,319)	(8,254)

FINANCING ACTIVITIES:
Proceeds from issuance of 10% secured term loan	125,000
Repayment of 10% secured term loan	(125,000)
Proceeds from issuance of 8 1/8% senior unsecured notes, net of related fees	144,825
Proceeds from issuance of Series B convertible redeemable preferred stock	249,250
Proceeds from revolving line of credit	16,500
Payments on revolving line of credit	(16,500)
Exercise of stock options	166	1,972
Acquisition of treasury shares		(60)
Cash dividends on common stock	(2,274)	(2,076)
Net Cash Provided (Used) By Financing Activities	391,967	(164)

Increase (Decrease) In Cash	(35,777)	36,702

Cash at beginning of period	117,121	43,579

Cash at end of period	$ 81,344	$ 80,281

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not contain all disclosures required by generally accepted accounting principles in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended February 2, 2003.

The preparation of interim financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the twenty-six weeks ended August 3, 2003 and August 4, 2002 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year periods.

INVENTORIES

Inventories, comprised principally of finished goods, are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for other apparel inventories, footwear and the Calvin Klein Licensing segment is determined using the first-in, first-out method (FIFO). At August 3, 2003, February 2, 2003 and August 4, 2002, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

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

EARNINGS PER SHARE

The Company computed its basic and diluted net income (loss) per share by dividing net income (loss) available to common stockholders by:
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/03	8/4/02	8/3/03	8/4/02

Weighted Average Common Shares
Outstanding for Basic Net
Income (Loss) Per Share	30,358,750	27,783,169	30,143,646	27,728,017

Impact of Dilutive Employee Stock Options	528,787	547,280		523,236

Total Shares for Diluted Net
Income (Loss) Per Share	30,887,537	28,330,449	30,143,646	28,251,253

Options to purchase 1,652,977 and 1,005,133 shares of common stock were excluded from the computation of diluted net income (loss) per share for the thirteen weeks ended August 3, 2003 and August 4, 2002, respectively, because the inclusion thereof would be antidilutive. Options to purchase 2,663,325 and 932,321 shares of common stock were excluded from the computation of diluted net income (loss) per share for the twenty- six weeks ended August 3, 2003 and August 4, 2002, respectively, because the inclusion thereof would be antidilutive. Conversion of the Company's convertible redeemable preferred stock into 18,178,100 and 17,134,600 common shares outstanding for the thirteen and twenty-six weeks ended August 3, 2003, respectively, was not assumed because to do so would have been antidilutive.

SALE OF INVESTMENT

In the current year's second quarter, the Company sold its minority interest in Gant Company AB for $17,234, net of related fees, which resulted in a one-time pre-tax gain of $3,496.

RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2001, the Company recorded restructuring and other charges of $21,000 related to streamlining certain corporate and divisional operations, exiting three dress shirt manufacturing facilities and liquidating related dress shirt inventories. Through the end of fiscal 2002, the Company charged approximately $17,800 to this liability, leaving $3,200 in this liability at February 2, 2003. During the first half of 2003, the Company charged approximately $800 to this liability, leaving approximately $2,400 in this liability at August 3, 2003. The actions related to these charges have been substantially completed by the Company; however, due to the extended terms of certain lease and employee termination contractual obligations, costs continue to be charged to this reserve.

COMPREHENSIVE INCOME

Comprehensive income is as follows:
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/03	8/4/02	8/3/03	8/4/02

Net income	$8,977	$7,853	$6,824	$7,022
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	21		116
Loss on foreign currency hedges	(157)		(157)

Comprehensive income	$8,841	$7,853	$6,783	$7,022

The income tax effect related to foreign currency translation adjustments was an expense of $13 and $71, respectively, for the thirteen and twenty-six weeks ended August 3, 2003. The income tax effect related to the foreign currency hedges loss was a benefit of $93 for the thirteen and twenty-six weeks ended August 3, 2003.

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

The following table illustrates the effect on net income and net income (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/03	8/4/02	8/3/03	8/4/02

Net income - as reported	$8,977	$7,853	$6,824	$7,022
Deduct: Stock-based employee
compensation expense determined under fair
value method, net of related tax effects	1,026	842	1,830	1,684

Net income - as adjusted	$7,951	$7,011	$4,994	$5,338

Net income (loss) per common share:
Basic and diluted - as reported	$ 0.13	$ 0.28	$ (0.09)	$ 0.25
Basic - as adjusted	$ 0.10	$ 0.25	$ (0.15)	$ 0.19
Diluted - as adjusted	$ 0.09	$ 0.25	$ (0.15)	$ 0.19

ACQUISITION OF CALVIN KLEIN

On February 12, 2003, the Company purchased all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. The Company paid $408,000 in net cash (consisting of $413,000 in cash payments, net of $5,000 cash acquired) and issued 2,535,926 shares of the Company's common stock, valued at $30,000 in connection with the acquisition. The purchase price also included, in consideration of Mr. Klein's sale to the Company of all of his rights under a design services letter agreement with Calvin Klein, Inc., a nine-year warrant in favor of Mr. Klein to purchase 320,000 shares of the Company's common stock at $28.00 per share, which the Company has valued at $637 based on the Black- Scholes model, and contingent purchase price payments for 15 years based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments will be charged to goodwill and intangible assets. The Company and the former stockholders of the acquired entities are in the process of finalizing the closing date net book value of the acquired entities; thus the amount paid is subject to adjustment.

Please see the notes entitled "Redeemable Preferred Stock" and "Long-Term Debt" in relation to the acquisition.

If the acquisition had occurred on the first day of fiscal 2002 instead of on February 12, 2003, the Company's proforma consolidated results of operations would have been:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/03	8/4/02	8/3/03	8/4/02

Total revenues	$377,085	$374,190	$758,011	$766,609
Net income	$ 8,977	$ 9,733	$ 6,454	$ 10,783
Basic and diluted net income (loss) per
common share	$ 0.13	$ 0.15	$ (0.12)	$ 0.02

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement.

At February 12, 2003

Current assets	$ 58,240
Intangible assets	424,318
Other non-current assets, including deferred taxes	14,060
Total assets acquired	$496,618

Current liabilities	$ 33,981
Total liabilities assumed	$ 33,981

Net assets acquired	$462,637

Upon completion of the valuations, the Company expects to allocate a significant portion of the acquired intangible assets to indefinitely lived trademarks and a lesser amount to non-competition agreements. Any excess purchase price over the net assets acquired will be classified as goodwill.

In connection with the acquisition, the Company recorded a liability of $29,000 related to severance and termination benefits for certain employees of the acquired entities, lease and other contractual obligations related to certain facilities which the Company does not plan to operate, inventory purchase commitments for product which the Company does not plan to continue marketing and various transaction fees and expenses, including advisory, accounting and legal fees. A tax benefit of $10,000 was also recorded in relation to such liabilities. The net effect of the liability and tax benefit recorded was included in other intangible assets. The actions related to this liability are anticipated to be completed in fiscal 2004. Through the first half of 2003, approximately $19,800, comprised principally of severance and deal-related fees, was charged to this liability, leaving $9,200 in this liability at August 3, 2003.

REDEEMABLE PREFERRED STOCK

In connection with the Calvin Klein acquisition, the Company issued to affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited (collectively, "Apax") $250,000 of Series B convertible redeemable preferred stock. The cash proceeds from this issuance after related fees were $249,250. The Series B convertible redeemable preferred stock has a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the Series B convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. As of August 3, 2003, the liquidation preference of the Series B convertible redeemable preferred stock was $259,569 as the Company elected not to pay cash dividends in each of the first two quarters of 2003. Conversion may occur any time at Apax's option. Conversion may occur at the Company's option on or after February 12, 2007, if the market value of the Company's common stock trades equals or exceeds 225% of the conversion price then in effect for 60 consecutive days. Apax can require the Company to redeem for cash all of the then outstanding shares of Series B convertible redeemable preferred stock on or after November 1, 2013.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the current year's second quarter, the Company entered into forward exchange contracts in anticipation of future purchases of inventory denominated in Euros. These forward exchange contracts are used to hedge against the Company's exposure to changes in the exchange rate for the Euro. The forward exchange contracts are not held for the purpose of trading or speculation. Therefore, the Company has classified these contracts as cash flow hedges. The principal terms of the foreign exchange contracts are the same as the underlying forecasted inventory purchases; therefore changes in the fair value of the forward contracts should be highly effective in offsetting changes in the expected cash flows from the inventory purchases. At August 3, 2003, the Company's foreign exchange contracts had a notional amount of $6,771, with maturity dates through December 2003.

LONG-TERM DEBT

Long-term debt is as follows:
	8/3/03	2/2/03	8/4/02

9 1/2% senior subordinated notes due 2008	$149,559	$149,521	$149,488
7 3/4% debentures due 2023	99,496	99,491	99,485
8 1/8% senior unsecured notes due 2013	150,000
	$399,055	$249,012	$248,973

In connection with the Calvin Klein acquisition, the Company entered into a 10% secured term loan agreement for $125,000 with Apax. The Company borrowed $100,000 in connection with the closing of the Calvin Klein acquisition and borrowed the remaining $25,000 on March 14, 2003. On May 5, 2003, the Company completed a $150,000 offering of senior unsecured notes. The notes accrue interest at the rate of 8 1/8% per annum and mature on May 1, 2013. The net proceeds of the offering after related fees were $144,825. The Company used the proceeds from the offering to repay the $125,000 10% secured term loan from Apax, plus accrued interest.

NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Company's Investing Activities and Financing Activities sections of the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 3, 2003 were certain noncash transactions related to the acquisition of Calvin Klein, Inc. As part of the purchase price, the Company issued shares of its common stock, valued at $30,000 to Mr. Klein. In addition, the Company issued a nine-year warrant to purchase the Company's common stock to Mr. Klein, valued at $637.

Excluded from the Financing Activities section of the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 3, 2003 were preferred dividends of $9,569, as the Company elected not to pay a cash dividend in each of the first two quarters of 2003 on the Company's Series B convertible redeemable preferred stock that was issued to finance the acquisition. Please see the note entitled "Redeemable Preferred Stock."

SEGMENT DATA

The Company's acquisition of Calvin Klein, Inc. and certain affiliated corporations has impacted significantly the way the Company manages and analyzes its operating results. As such, the Company has changed the way it reports its segment data. The Company manages and analyzes its operating results by two business segments: (i) Apparel and Footwear segment and (ii) Calvin Klein Licensing segment. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its apparel and footwear divisions into the Apparel and Footwear segment. This segment derives revenues from marketing dress shirts, sportswear and footwear, principally under the brand names Van Heusen, Izod, Geoffrey Beene, DKNY, Arrow, Kenneth Cole New York, Reaction by Kenneth Cole, Bass/G.H. Bass & Co. and ck Calvin Klein. The Calvin Klein Licensing segment derives revenues from (a) licensing and similar arrangements worldwide of the Calvin Klein, cK and cK Calvin Klein brands for a broad array of products and (b) the marketing, directly by the Company, of high-end apparel and accessories collections for men and women under the Calvin Klein collection brand. The Company includes the Calvin Klein collections businesses in the Calvin Klein Licensing segment because management views the purpose of the Calvin Klein collections businesses as building and marketing the Calvin Klein brands which supports and benefits all of the brands' licensing businesses.

	Segment Data
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/03	8/4/02	8/3/03	8/4/02

Revenues - Apparel and Footwear
Net sales	$339,693	$328,897	$678,019	$676,080
Royalty and other revenues	3,199	2,295	6,394	4,533
Total	$342,892	$331,192	$684,413	$680,613

Revenues - Calvin Klein Licensing
Net sales	$ 8,597		$ 17,852
Royalty and other revenues	25,596		51,849
Total	$ 34,193		$ 69,701

Total revenues
Net sales	$348,290	$328,897	$695,871	$676,080
Royalty and other revenues	28,795	2,295	58,243	4,533
Total	$377,085	$331,192	$754,114	$680,613

Operating income - Apparel and Footwear	$ 22,593	$ 23,594	$ 37,048	$ 33,689

Operating income - Calvin Klein Licensing	3,823		1,115

Corporate expenses	2,868	5,819	9,313	11,488

Income before interest and taxes	$ 23,548	$ 17,775	$ 28,850	$ 22,201

Corporate expenses represent overhead operating expenses which the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Corporate expenses for the thirteen and twenty-six weeks ended August 3, 2003 include a one-time pre-tax gain of $3,496 related to the Company's sale of its minority interest in Gant Company AB.
	8/3/03	2/2/03	8/4/02
Identifiable assets
Apparel and Footwear	$ 508,398	$474,822	$496,543
Calvin Klein Licensing	484,695
Corporate	271,156	296,878	239,057
	$1,264,249	$771,700	$735,600

Revenues for the Apparel and Footwear segment occur principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows for the thirteen and twenty-six weeks ended August 3, 2003:
	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	8/3/03	8/3/03

Domestic	$18,356	$37,471
Foreign	15,837	32,230
	$34,193	$69,701

OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company's suppliers from three raw material vendors. The amount guaranteed at August 3, 2003 was $898. The maximum amount guaranteed under all three contracts is $4,500. The guarantees expire on January 31, 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 3, 2003 Compared With Thirteen Weeks Ended August 4, 2002

The Company's results in 2003 are being impacted significantly by the Company's acquisition of Calvin Klein, Inc., which was completed on February 12, 2003. The following discussion of results of operations separately identifies integration costs associated with the Calvin Klein acquisition. Calvin Klein integration costs include: (i) the sales, cost of sales and operating expenses directly attributable to the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses which the Company is transferring to Vestimenta, S.p.A. under a license agreement which will be in full effect on January 1, 2004, and a payment to Vestimenta, S.p.A. to defray its transition expenses and (ii) the costs of certain duplicative personnel and facilities during the integration of various logistical and back office functions. These duplicative costs include salaries and related fringe benefits, lease expenses and software maintenance fees associated with integrating the Calvin Klein finance, information systems and human resources functions. They also include salaries and facilities expenses associated with Calvin Klein's New Jersey warehouse and distribution center and administrative facility, which the Company will exit by the end of 2003 in connection with the transfer of the collection apparel businesses to Vestimenta, S.p.A.

Net Sales

Net sales in the second quarter of 2003 were $348.3 million compared with $328.9 million in the prior year. Net sales in the second quarter of 2003 included $4.7 million related to the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses which the Company is transferring to Vestimenta, S.p.A. under a license agreement which will be in full effect on January 1, 2004. Of the remaining $14.7 million increase, $10.8 million was due to an increase in the Apparel and Footwear segment, driven principally by increases in the Company's wholesale apparel businesses, particularly Izod, Van Heusen and Arrow, offset, in part, by sales declines in the Company's retail businesses. The remaining $3.9 million increase was attributable to the Calvin Klein Licensing segment. The $3.9 million of net sales relate to Calvin Klein retail stores that the Company operates worldwide to showcase the Calvin Klein brand.

Royalty and Other Revenues

Royalty and other revenues in the second quarter of 2003 were $28.8 million compared with $2.3 million in the prior year. Of this $26.5 million increase, $25.6 million was attributable to royalty, design and similar fee revenues of the Calvin Klein Licensing segment. Calvin Klein royalty, design and similar fee revenues are generated from licenses and other arrangements for the worldwide marketing of various products under the Calvin Klein brand names, including jeans, underwear, fragrances, eyewear, men's tailored clothing, ties, shoes, hosiery, socks, swimwear, watches, coats, leather goods, table top and soft home furnishings and accessories.

Gross Profit on Net Sales

Gross profit on net sales in the second quarter of 2003 was $127.0 million, or 36.5% of net sales, compared with $127.4 million, or 38.7% of net sales in the prior year. This decrease was due principally to increased promotional selling in the Company's retail businesses, and the negative impact of the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses which the Company is transferring to Vestimenta, S.p.A. under a license agreement which will be in full effect on January 1, 2004.

Gross Profit on Royalty and Other Revenues

Gross profit on royalty and other revenues was equal to royalty and other revenues as there is no cost of sales associated with these revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of 2003 were $135.7 million compared with $111.9 million last year. Of this $23.8 million increase, $6.6 million related to Calvin Klein integration costs, which are described above and reflected in the Calvin Klein Licensing segment. The Company expects to incur such integration costs through the entirety of 2003. The remaining $17.2 million increase was due principally to other expenses associated with the Calvin Klein Licensing segment. Such expenses included salaries, office occupancy and marketing, as well as operating expenses of the Calvin Klein retail stores.

Gain on Sale of Investment

The Company sold its minority interest in Gant Company AB for $17.2 million, net of related fees, which resulted in a one-time pre-tax gain of $3.5 million.

Interest Expense, Net

Net interest expense in the second quarter of 2003 was $9.7 million compared with $5.5 million last year. This increase was due principally to the additional debt incurred to finance the Calvin Klein acquisition, as well as higher interest costs, principally letters of credit fees, associated with the Company's revolving credit facility, which was refinanced in October 2002.

Income Taxes

Income taxes for the current year's second quarter were calculated at a rate of 35.4% in order to bring the full year estimated rate to 35.8%, which compares to last year's full year rate of 34.3%. The increase in the current year's rate was due principally to certain non- deductible costs associated with the Company's sale of its investment in Gant Company AB.

Twenty-Six Weeks Ended August 3, 2003 Compared With Twenty-Six Weeks Ended August 4, 2002

The Company's results in 2003 are being impacted significantly by the Company's acquisition of Calvin Klein, Inc., which was completed on February 12, 2003. The following discussion of results of operations separately identifies integration costs associated with the Calvin Klein acquisition. Calvin Klein integration costs include: (i) the sales, cost of sales and operating expenses directly attributable to the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses which the Company is transferring to Vestimenta, S.p.A. under a license agreement which will be in full effect on January 1, 2004, and a payment to Vestimenta, S.p.A. to defray its transition expenses and (ii) the costs of certain duplicative personnel and facilities during the integration of various logistical and back office functions. These duplicative costs include salaries and related fringe benefits, lease expenses and software maintenance fees associated with integrating the Calvin Klein finance, information systems and human resources functions. They also include salaries and facilities expenses associated with Calvin Klein's New Jersey warehouse and distribution center and administrative facility, which the Company will exit by the end of 2003 in connection with the transfer of the collection apparel businesses to Vestimenta, S.p.A.

Net Sales

Net sales in the first half of 2003 were $695.9 million compared with $676.1 million in the prior year. Net sales in the first half of 2003 included $10.7 million related to the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses which the Company is transferring to Vestimenta, S.p.A. under a license agreement which will be in full effect on January 1, 2004. Of the remaining $9.1 million increase, $1.9 million was due to an increase in the Apparel and Footwear segment. This increase was due principally to growth in the Company's wholesale apparel businesses, particularly Izod, Van Heusen and Arrow, offset, in part, by sales declines in the Company's retail businesses, particularly, lower first quarter sales of sandals and spring canvas product in the Bass footwear business due to unseasonably cold weather in much of the United States. The remaining $7.2 million increase was attributable to the Calvin Klein Licensing segment. The $7.2 million of net sales relate to Calvin Klein retail stores that the Company operates worldwide to showcase the Calvin Klein brand.

Royalty and Other Revenues

Royalty and other revenues in the first half of 2003 were $58.2 million compared with $4.5 million in the prior year. Of this $53.7 million increase, $51.8 million was attributable to royalty, design and similar fee revenues of the Calvin Klein Licensing segment. Calvin Klein royalty, design and similar fee revenues are generated from licenses and other arrangements for the worldwide marketing of various products under the Calvin Klein brand names, including jeans, underwear, fragrances, eyewear, men's tailored clothing, ties, shoes, hosiery, socks, swimwear, watches, coats, leather goods, table top and soft home furnishings and accessories.

Gross Profit on Net Sales

Gross profit on net sales in the first half of 2003 was $252.5 million, or 36.3% of net sales, compared with $244.0 million, or 36.1% of net sales in the prior year. This increase was due principally to lower product costs and more full price selling in the Company's wholesale apparel businesses in the current year's first quarter, offset, in part, by increased promotional selling in the Company's retail businesses in the current year's second quarter. The current year's gross profit also included the negative impact of the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses which the Company is transferring to Vestimenta, S.p.A. under a license agreement which will be in full effect on January 1, 2004.

Gross Profit on Royalty and Other Revenues

Gross profit on royalty and other revenues was equal to royalty and other revenues as there is no cost of sales associated with these revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first half of 2003 were $285.4 million compared with $226.3 million last year. Of this $59.1 million increase, $21.9 million related to Calvin Klein integration costs, which are described above and reflected in the Calvin Klein Licensing segment. The Company expects to incur such integration costs through the entirety of 2003. In addition, $31.4 million of the increase was related to other expenses associated with the Calvin Klein Licensing segment. Such expenses included salaries, office occupancy and marketing, as well as operating expenses of the Calvin Klein retail stores.

The remaining $5.8 million increase was due principally to higher payroll, medical and other employee benefit expenses associated with the Apparel and Footwear segment.

Gain on Sale of Investment

The Company sold its minority interest in Gant Company AB for $17.2 million, net of related fees, which resulted in a one-time pre-tax gain of $3.5 million.

Interest Expense, Net

Net interest expense in the first half of 2003 was $18.2 million compared with $11.2 million last year. This increase was due principally to the additional debt incurred to finance the Calvin Klein acquisition, as well as higher interest costs, principally letters of credit fees, associated with the Company's revolving credit facility, which was refinanced in October 2002.

Income Taxes

Income taxes were estimated at a rate of 35.8% for the current year which compares to last year's full year rate of 34.3%. The increase in the current year's rate was due principally to certain non-deductible costs associated with the Company's sale of its investment in Gant Company AB.

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

Operating Activities

Cash provided by operating activities was $0.6 million in the first half of 2003 compared with $45.1 million in the prior year. This decrease was due principally to the change in inventories, receivables, prepaids and deferred income taxes. The $16.6 million change in inventories was due principally to an increase in basic replenishable dress shirts and the planned early intake of Fall wholesale sportswear goods which the Company will ship early in the third quarter. The $7.5 million change in receivables was due principally to the second quarter sales increase in the Company's wholesale apparel businesses. The $9.5 million change in prepaids was due principally to certain prepaid items at the end of fiscal 2001 that were not prepaid at the end of fiscal 2002. The $9.7 million change in deferred income taxes was due principally to the deferred tax benefit from the $29.0 million liability the Company recorded relating to certain costs associated with the Calvin Klein acquisition.

Investing Activities

The Company's investing activities for the first half of 2003 were impacted significantly by the acquisition of Calvin Klein, Inc. The net cash used for the acquisition was $427.0 million. Please see the note entitled "Noncash Investing and Financing Transactions" in the Notes to Condensed Consolidated Financial Statements for a description of other costs associated with the Calvin Klein acquisition. The Company is also making contingent purchase price payments to Mr. Klein, as required under the acquisition agreement, based on a percentage of worldwide sales of products bearing any of the Calvin Klein brands. Such amount was $9.3 million for the first half of 2003. The Company estimates that such payments will be approximately $20.0 million in fiscal 2003. The Company expects to fund these payments from internally generated operating cash flow and existing cash balances. Capital spending in the first half of 2003 was $9.3 million compared with $8.3 million in the prior year. The Company currently anticipates capital spending in fiscal 2003 will approximate $33.0 million to $38.0 million. The foregoing is a forward-looking statement. Changes in the Company's plans or projections regarding investments in information technology and warehousing and distribution, as well as a change in cash flow could affect actual capital spending levels. In addition, the actual payments to Mr. Klein will be dependent on the level of sales of goods bearing any of the Calvin Klein brands by the Company, by the Company's licensees and by other authorized users.

Financing Activities

The Company's financing activities for the first half of 2003 were impacted significantly by the acquisition of Calvin Klein, Inc. In order to finance the acquisition, the Company issued $250.0 million of convertible redeemable preferred stock. The cash proceeds of this issuance after related fees were $249.3 million. In addition, the Company issued $150.0 million of 8 1/8% senior unsecured notes on May 5, 2003. The cash proceeds of this issuance after related fees were $144.8 million. Please see the notes entitled "Redeemable Preferred Stock," "Long-Term Debt" and "Noncash Investing and Financing Transactions" in the Notes to Condensed Consolidated Financial Statements for a further description.

The Company's capital structure was impacted significantly by the acquisition of Calvin Klein, Inc. Total debt as a percentage of total capital was 41.7% as of August 3, 2003 compared with 47.8% and 47.7% as of February 2, 2003 and August 4, 2002, respectively. Total capital includes interest-bearing debt, convertible redeemable preferred stock and stockholders' equity. These percentages, net of cash, were 36.3%, 32.6% and 38.2% as of August 3, 2003, February 2, 2003 and August 4, 2002, respectively.

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

Also contributing to the strength of the second half is the high volume of Fall shipments to wholesale customers, which are generally more profitable than Spring shipments. The less profitable Spring selling season at wholesale combines with retail seasonality to make the first quarter weaker than the other quarters. Due to the acquisition of Calvin Klein, Inc., in particular the impact of the substantial level of royalty and other revenues generated from the Calvin Klein Licensing segment, which tend to be earned more evenly throughout the year, some of this historical seasonality is expected to be moderated. The foregoing is a forward-looking statement. Such seasonality could be affected by changes in the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the levels of sales of the Company's licensees at wholesale and retail, and the extent of discounts and promotional pricing in which the Company and its licensees are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to currency exchange rate risks with respect to certain inventory purchases denominated in Euros. The Company seeks to protect itself against adverse movements in the exchange rate for the Euro which might affect certain inventory purchases. More detailed information concerning such market risk can be found under the note entitled "Derivative Instruments and Hedging Activities" in the Notes to Condensed Consolidated Financial Statements included in this report.

As of August 3, 2003, there have been no material changes in the Company's market risk relating to interest rates as described under the caption "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended February 2, 2003.

ITEM 4 - CONTROLS AND PROCEDURES

As of August 3, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of August 3, 2003. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual stockholders' meeting was held on June 10, 2003. There were present in person or by proxy, holders of 27,494,890 shares of Common Stock, or 90.7% of all common shares eligible to be voted at the meeting, as well as the holders of all of the 17,857,136 shares of the Company's Series B convertible redeemable preferred stock eligible to be voted at the meeting.

The following directors were elected to serve for a term of one year:
	For	Vote Withheld

Edward H. Cohen	44,472,821	879,205
Joseph B. Fuller	44,474,720	877,306
Joel H. Goldberg	43,295,868	2,056,158
Marc Grosman	43,385,339	1,966,687
Dennis F. Hightower	43,403,639	1,948,387
Bruce J. Klatsky	44,448,188	903,838
Harry N.S. Lee	44,477,720	874,306
Bruce Maggin	44,553,173	798,853
Peter J. Solomon	43,403,239	1,948,787
Mark Weber	44,448,259	903,767

The proposal for Ernst & Young LLP to serve as the Company's independent auditors until the next stockholders' meeting was ratified. The votes were 43,813,710 For, 1,184,118 Against and 354,198 Abstentions.

The stockholders approved the 2003 Stock Option Plan. The votes were 34,390,891 For, 8,341,773 Against, 34,558 Abstentions and 2,584,804 broker non-votes.

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

4.13

Indenture, dated as of May 5, 2003, between Phillips-Van Heusen Corporation and Suntrust Bank, as Trustee (incorporated by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the period ended May 4, 2003).

15.	Acknowledgement of Independent Accountants.

99.1	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

99.3	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

99.4	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended August 3, 2003:

The Company furnished to the SEC a Current Report on Form 8-K, dated as of May 5, 2003, to disclose the issuance of a press release by the Company. The purpose of such press release was to announce the Company's completion of its offering of $150 million of senior unsecured notes due May 1, 2013. The notes accrue interest at the rate of 8 1/8% per annum.

The Company furnished to the SEC a Current Report on Form 8-K, dated as of May 21, 2003, to disclose the issuance of a press release by the Company. The purpose of such press release was to report the Company's 2003 first quarter earnings.

SIGNATURES & CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated: September 15, 2003
/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller