Form 10-Q
period 2003-11-02
PHILLIPS VAN HEUSEN CORP /DE/
filed 2003-12-17
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2003

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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of November 21, 2003: 30,497,378 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Independent Accountants' Review Report	1

Condensed Consolidated Balance Sheets as of November 2, 2003, February 2, 2003 and November 3, 2002	2

Condensed Consolidated Income Statements for the Thirteen and Thirty-Nine Weeks Ended
November 2, 2003 and November 3, 2002	3

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2,
2003 and November 3, 2002	4

Notes to Condensed Consolidated Financial Statements	5-11

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	12-16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	16

Item 4 - Controls and Procedures	16

PART II -- OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	17-19

Signatures	20

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Form 10-Q report including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward- looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the levels of sales of the Company's licensees at wholesale and retail, and the extent of discounts and promotional pricing in which the Company and its licensees are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory, including the Company's ability to realize revenue growth, cost savings or synergies from integrating, developing and growing Calvin Klein; (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where the Company's products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into the Company with no substantial adverse affect on the acquired entity's, or the Company's existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of the Company's licensees to market successfully licensed products or to preserve the value of the Company's brands, or their misuse of the Company's brands and (viii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

The Company does not undertake any obligation to update publicly any forward-looking statement, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Independent Accountants' Review Report

Stockholders and Board of Directors

Phillips-Van Heusen Corporation

We have reviewed the accompanying condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of November 2, 2003 and November 3, 2002, the related condensed consolidated income statements for the thirteen and thirty-nine week periods ended November 2, 2003 and November 3, 2002 and related condensed consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2003 and November 3, 2002. These financial statements are the responsibility of the Company's management.

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

ERNST & YOUNG LLP

New York, New York

November 19, 2003

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)
	UNAUDITED	AUDITED	UNAUDITED
	November 2,	February 2,	November 3,
	2003	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$ 82,087	$117,121	$ 63,385
Accounts receivable, less allowances for doubtful accounts of
$5,903, $2,872 and $2,802	184,021	69,765	136,789
Inventories	233,412	230,971	222,170
Other, including deferred taxes of $27,454, $19,404 and $19,656	43,523	33,270	32,296
Total Current Assets	543,043	451,127	454,640
Property, Plant and Equipment	142,364	142,635	135,011
Goodwill	153,309	94,742	94,742
Other Intangible Assets	628,788	18,233	18,233
Other, including deferred taxes of $0, $32,043 and $17,036	25,126	64,963	47,126

	$1,492,630	$771,700	$749,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 52,917	$ 40,638	$ 41,720
Accrued expenses	136,543	86,801	87,075
Total Current Liabilities	189,460	127,439	128,795
Long-Term Debt	399,076	249,012	248,993
Other Liabilities, including deferred taxes of $198,378, $0 and $0	330,396	123,022	83,769

Series B Convertible Redeemable Preferred Stock	264,746

Stockholders' Equity:
Series A Preferred Stock, par value $100 per share; 125,000 shares authorized, no shares outstanding
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 30,481,299; 27,812,954 and 27,812,414	30,481	27,813	27,812
Additional Capital	153,163	123,645	123,473
Retained Earnings	160,084	155,525	149,796
Accumulated Other Comprehensive Loss	(34,322)	(34,370)	(12,500)
	309,406	272,613	288,581
Less: 33,045; 28,581 and 28,581 shares of common stock held in
treasury, at cost	(454)	(386)	(386)
Total Stockholders' Equity	308,952	272,227	288,195

	$1,492,630	$771,700	$749,752

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2003	2002	2003	2002

Net sales	$421,443	$406,493	$1,117,314	$1,082,573
Royalty and other revenues	31,848	2,610	90,091	7,143
Total revenues	453,291	409,103	1,207,405	1,089,716

Cost of goods sold	275,272	258,603	718,630	690,676

Gross profit	178,019	150,500	488,775	399,040

Selling, general and administrative expenses	142,349	118,332	427,751	344,671

Gain on sale of investment			3,496

Income before interest and taxes	35,670	32,168	64,520	54,369

Interest expense	9,352	5,936	28,074	17,604
Interest income	168	236	664	675

Income before taxes	26,486	26,468	37,110	37,440

Income tax expense	9,452	8,779	13,252	12,729

Net income	17,034	17,689	23,858	24,711

Preferred stock dividends	5,177		14,746

Net income available to common
stockholders	$ 11,857	$ 17,689	$ 9,112	$ 24,711

Basic net income per common share	$ 0.39	$ 0.64	$ 0.30	$ 0.89

Diluted net income per common share	$ 0.34	$ 0.63	$ 0.30	$ 0.88

Dividends declared per common share	$ 0.075	$ 0.075	$ 0.15	$ 0.15

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Thirty-Nine Weeks Ended
	November 2,	November 3,
	2003	2002

OPERATING ACTIVITIES:
Net income	$ 23,858	$ 24,711
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	20,543	18,666
Deferred income taxes	2,571	12,597

Changes in operating assets and liabilities:
Receivables	(86,614)	(55,224)
Inventories	12,313	11,534
Accounts payable and accrued expenses	28,477	14,437
Prepaids and other-net	7,247	10,790
Net Cash Provided By Operating Activities	8,395	37,511

INVESTING ACTIVITIES:
Property, plant and equipment acquired	(18,475)	(15,462)
Sale of investment in Gant Company AB, net of related fees	17,234
Acquisition of Calvin Klein, Inc., net of acquired cash	(421,099)
Contingent purchase price payments to Mr. Klein	(11,963)
Net Cash Used By Investing Activities	(434,303)	(15,462)

FINANCING ACTIVITIES:
Proceeds from issuance of 10% secured term loan	125,000
Repayment of 10% secured term loan	(125,000)
Proceeds from issuance of 8 1/8% senior unsecured notes, net of related fees	144,696
Proceeds from issuance of Series B convertible redeemable preferred stock	249,250
Proceeds from revolving line of credit	16,500
Payments on revolving line of credit	(16,500)
Exercise of stock options	1,549	1,980
Acquisition of treasury shares	(68)	(60)
Cash dividends on common stock	(4,553)	(4,163)
Net Cash Provided (Used) By Financing Activities	390,874	(2,243)

Increase (decrease) in cash	(35,034)	19,806

Cash at beginning of period	117,121	43,579

Cash at end of period	$ 82,087	$ 63,385

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

GENERAL

The Company's fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1, and are designated by the calendar year in which the fiscal year commences.

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

The results of operations for the thirty-nine weeks ended November 2, 2003 and November 3, 2002 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year periods.

INVENTORIES

Inventories, comprised principally of finished goods, are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At November 2, 2003, February 2, 2003 and November 3, 2002, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

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

EARNINGS PER SHARE

The Company computed its basic and diluted net income per common share as follows:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/03	11/3/02	11/2/03	11/3/02

Net income	$17,034	$17,689	$23,858	$24,711

Less: Preferred stock dividends	5,177		14,746

Net income available to common
stockholders for basic net income
per common share	11,857	17,689	9,112	24,711

Add back preferred stock dividends	5,177

Net income available to common
stockholders for diluted net income
per common share	$17,034	$17,689	$ 9,112	$24,711

Weighted average common shares
outstanding for basic net income
per common share	30,398	27,812	30,228	27,756

Impact of dilutive employee stock options	787	276	521	441

Impact of assumed preferred stock
conversion	18,541

Total shares for diluted net income
per common share	49,726	28,088	30,749	28,197

Basic net income per common share	$ 0.39	$ 0.64	$ 0.30	$ 0.89

Diluted net income per common share	$ 0.34	$ 0.63	$ 0.30	$ 0.88

Options to purchase 10 and 3,376 shares of common stock were excluded from the computation of diluted net income per common share for the thirteen weeks ended November 2, 2003 and November 3, 2002, respectively, because the inclusion thereof would be antidilutive. Options to purchase 1,779 and 1,747 shares of common stock were excluded from the computation of diluted net income per common share for the thirty-nine weeks ended November 2, 2003 and November 3, 2002, respectively, because the inclusion thereof would be antidilutive. Conversion of the Company's convertible redeemable preferred stock into approximately 17,603 common shares outstanding for the thirty-nine weeks ended November 2, 2003 was not assumed because the inclusion thereof would have been antidilutive.

SALE OF INVESTMENT

In the current year's second quarter, the Company sold its minority interest in Gant Company AB for $17,234, net of related fees, which resulted in a one-time pre-tax gain of $3,496.

RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2001, the Company recorded restructuring and other charges of $21,000 related to streamlining certain corporate and divisional operations, exiting three dress shirt manufacturing facilities and liquidating related dress shirt inventories. Through the end of 2002, the Company charged approximately $17,800 to this liability, leaving $3,200 in this liability at February 2, 2003. During the first three quarters of 2003, the Company charged approximately $1,600 to this liability, leaving approximately $1,600 in this liability at November 2, 2003. The actions related to these charges have been substantially completed by the Company; however, due to the extended terms of certain lease and employee termination contractual obligations, costs continue to be charged to this reserve.

COMPREHENSIVE INCOME

Comprehensive income is as follows:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/03	11/3/02	11/2/03	11/3/02

Net income	$17,034	$17,689	$23,858	$24,711
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(42)		74
Gain (loss) on foreign currency hedges	131		(26)

Comprehensive income	$17,123	$17,689	$23,906	$24,711

The income tax effect related to foreign currency translation adjustments was a benefit of $25 and an expense of $46, respectively, for the thirteen and thirty-nine weeks ended November 2, 2003. The income tax effect related to the foreign currency hedges was an expense of $76 and a benefit of $17 for the thirteen and thirty-nine weeks ended November 2, 2003.

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

The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/03	11/3/02	11/2/03	11/3/02

Net income - as reported	$17,034	$17,689	$23,858	$24,711
Deduct: Stock-based employee
compensation expense determined under fair
value method, net of related tax effects	979	842	2,809	2,526

Net income - as adjusted	$16,055	$16,847	$21,049	$22,185

Net income per common share:
Basic - as reported	$ 0.39	$ 0.64	$ 0.30	$ 0.89
Diluted - as reported	$ 0.34	$ 0.63	$ 0.30	$ 0.88
Basic - as adjusted	$ 0.36	$ 0.61	$ 0.21	$ 0.80
Diluted - as adjusted	$ 0.32	$ 0.61	$ 0.21	$ 0.80

ACQUISITION OF CALVIN KLEIN

On February 12, 2003, the Company purchased all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. The Company paid $401,160 in cash, net of $6,840 cash acquired, and issued 2,536 shares of the Company's common stock, valued at $30,000, in connection with the acquisition. The purchase price also included, in consideration of Mr. Klein's sale to the Company of all of his rights under a design services letter agreement with Calvin Klein, Inc., a nine-year warrant in favor of Mr. Klein to purchase 320 shares of the Company's common stock at $28.00 per share, which the Company has valued at $637 based on the Black-Scholes model, and contingent purchase price payments for 15 years based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments will be charged to goodwill. The Company and the former stockholders of the acquired entities are in the process of finalizing the closing date net book value of the acquired entities; thus the amount paid is subject to adjustment.

Please see the notes entitled "Redeemable Preferred Stock," "Other Intangible Assets," "Goodwill," "Long-Term Debt" and "Noncash Investing and Financing Transactions" in relation to the acquisition.

If the acquisition had occurred on the first day of fiscal 2002 instead of on February 12, 2003, the Company's proforma consolidated results of operations would have been:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/03	11/3/02	11/2/03	11/3/02

Total revenues	$453,291	$452,101	$1,211,302	$1,218,710
Net income	$ 17,034	$ 19,570	$ 23,488	$ 30,353
Basic net income per common share	$ 0.39	$ 0.47	$ 0.27	$ 0.50
Diluted net income per common share	$ 0.34	$ 0.40	$ 0.27	$ 0.49

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$ 52,670
Intangible assets	657,204
Other non-current assets	2,060
Total assets acquired	$711,934

Current liabilities	$ 33,544
Non-current liabilities, including
deferred taxes of $219,800	219,814
Total liabilities assumed	$253,358

Net assets acquired	$458,576

In connection with the acquisition, the Company recorded a liability of $30,939 related to severance and termination benefits for certain employees of the acquired entities, lease and other contractual obligations related to certain facilities which the Company does not plan to operate, inventory purchase commitments for product which the Company does not plan to continue marketing and various transaction fees and expenses, including advisory, accounting and legal fees. A tax benefit of $11,000 was also recorded in relation to such liabilities. The net effect of the liability and tax benefit recorded was included in goodwill. The actions related to this liability are anticipated to be completed in 2004. Through the first nine months of 2003, approximately $22,525, comprised principally of severance and deal-related fees, was charged to this liability, leaving $8,414 in this liability at November 2, 2003.

REDEEMABLE PREFERRED STOCK

In connection with the Calvin Klein acquisition, the Company issued to affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited (collectively, "Apax") $250,000 of convertible redeemable preferred stock. The cash proceeds from this issuance after related fees were $249,250. The convertible redeemable preferred stock has a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. As of November 2, 2003, the liquidation preference of the convertible redeemable preferred stock was $264,746 as the Company elected not to pay cash dividends in each of the first three quarters of 2003. Conversion may occur any time at Apax's option. Conversion may occur at the Company's option on or after February 12, 2007, if the market value of the Company's common stock trades equals or exceeds 225% of the conversion price then in effect for 60 consecutive days. Apax can require the Company to redeem for cash all of the then outstanding shares of convertible redeemable preferred stock on or after November 1, 2013.

OTHER INTANGIBLE ASSETS

Other intangible assets is comprised of the following:
	11/2/03	2/2/03	11/3/02

Subject to Amortization
Covenant Not to Compete	$ 555

Not Subject to Amortization
Tradenames	542,233	$18,233	$18,233
Contractual Rights	86,000
Total Not Subject to Amortization	628,233	18,233	18,233

Total Other Intangible Assets	$628,788	$18,233	$18,233

As of November 2, 2003, the covenant not to compete, which is amortized over ten years, is net of accumulated amortization of $45. The Company recorded the covenant not to compete, tradenames valued at $524,000 and certain contractual rights in connection with the Calvin Klein acquisition based upon third-party valuations of such intangible assets. In addition, the Company recorded a deferred tax liability of $231,800 in relation to the acquisition of these assets.

GOODWILL

In connection with the Calvin Klein acquisition and the subsequent contingent purchase price payments to Mr. Klein, the Company recorded $58,567 in goodwill.

Goodwill by segment is as follows:
	11/2/03	2/2/03	11/3/02

Apparel and Footwear	$ 94,742	$94,742	$94,742
Calvin Klein Licensing	58,567
	$153,309	$94,742	$94,742

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the current year's second quarter, the Company entered into forward exchange contracts in anticipation of future purchases of inventory denominated in Euros. These forward exchange contracts are used to hedge against the Company's exposure to changes in the exchange rate for the Euro. The forward exchange contracts are not held for the purpose of trading or speculation and the Company has classified these contracts as cash flow hedges. The principal terms of the foreign exchange contracts are the same as the underlying forecasted inventory purchases; therefore changes in the fair value of the forward contracts should be highly effective in offsetting changes in the expected cash flows from the inventory purchases. At November 2, 2003, the Company's foreign exchange contracts had a notional amount of $2,939, with maturity dates through December 2003.

LONG-TERM DEBT

Long-term debt is as follows:
	11/2/03	2/2/03	11/3/02

9 1/2% senior subordinated notes due 2008	$149,577	$149,521	$149,505
7 3/4% debentures due 2023	99,499	99,491	99,488
8 1/8% senior unsecured notes due 2013	150,000
	$399,076	$249,012	$248,993

In connection with the Calvin Klein acquisition, the Company entered into a 10% secured term loan agreement for $125,000 with Apax. The Company borrowed $100,000 in connection with the closing of the Calvin Klein acquisition and borrowed the remaining $25,000 on March 14, 2003. On May 5, 2003, the Company completed a $150,000 offering of senior unsecured notes. The notes accrue interest at the rate of 8 1/8% per annum and mature on May 1, 2013. The net proceeds of the offering after related fees were $144,696. The Company used the proceeds from the offering to repay the $125,000 10% secured term loan from Apax, plus accrued interest.

NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Company's Investing Activities and Financing Activities sections of the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2003 were certain noncash transactions related to the Calvin Klein acquisition. As part of the purchase price, the Company issued shares of its common stock, valued at $30,000 to the selling shareholders. In addition, the Company issued a nine- year warrant to purchase the Company's common stock to Mr. Klein, valued at $637.

Excluded from the Financing Activities section of the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2003 were preferred dividends of $14,746, as the Company elected not to pay a cash dividend in each of the first three quarters of 2003 on the Company's convertible redeemable preferred stock that was issued to finance the acquisition. Please see the note entitled "Redeemable Preferred Stock."

SEGMENT DATA

The Calvin Klein acquisition has impacted significantly the way the Company manages and analyzes its operating results. As such, the Company has changed the way it reports its segment data. The Company manages and analyzes its operating results by two business segments: (i) Apparel and Footwear segment and (ii) Calvin Klein Licensing segment. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its apparel and footwear divisions into the Apparel and Footwear segment. This segment derives revenues from marketing dress shirts, sportswear and footwear, principally under the brand names Van Heusen, Izod, Geoffrey Beene, DKNY, Arrow, Kenneth Cole New York, Reaction by Kenneth Cole, Bass/G.H. Bass & Co. and CK Calvin Klein. The Calvin Klein Licensing segment derives revenues from (a) licensing and similar arrangements worldwide of the Calvin Klein Collection, Calvin Klein, CK and CK Calvin Klein brands for a broad array of products and (b) the marketing, directly by the Company, of high-end apparel and accessories collections for men and women under the Calvin Klein brand. The Company includes the Calvin Klein collections businesses in the Calvin Klein Licensing segment because management views the purpose of the Calvin Klein collections businesses as building and marketing the Calvin Klein brands which supports and benefits all of the brands' licensing businesses.

	Segment Data
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/03	11/3/02	11/2/03	11/3/02

Revenues - Apparel and Footwear
Net sales	$411,491	$406,493	$1,089,510	$1,082,573
Royalty and other revenues	2,798	2,610	9,192	7,143
Total	$414,289	$409,103	$1,098,702	$1,089,716

Revenues - Calvin Klein Licensing
Net sales	$ 9,952		$ 27,804
Royalty and other revenues	29,050		80,899
Total	$ 39,002		$ 108,703

Total revenues
Net sales	$421,443	$406,493	$1,117,314	$1,082,573
Royalty and other revenues	31,848	2,610	90,091	7,143
Total	$453,291	$409,103	$1,207,405	$1,089,716

Operating income - Apparel and Footwear	$ 36,110	$ 37,464	$ 73,158	$ 71,153

Operating income - Calvin Klein Licensing	4,895		6,010

Corporate expenses	5,335	5,296	14,648	16,784

Income before interest and taxes	$ 35,670	$ 32,168	$ 64,520	$ 54,369

Corporate expenses represent overhead operating expenses which the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Corporate expenses for the thirty-nine weeks ended November 2, 2003 include a one-time pre-tax gain of $3,496 related to the Company's sale of its minority interest in Gant Company AB.
	11/2/03	2/2/03	11/3/02
Identifiable assets
Apparel and Footwear	$ 523,210	$474,822	$ 531,954
Calvin Klein Licensing	731,320
Corporate	238,100	296,878	217,798
	$1,492,630	$771,700	$ 749,752

Revenues for the Apparel and Footwear segment occur principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows for the thirteen and thirty-nine weeks ended November 2, 2003:
	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	11/2/03	11/2/03

Domestic	$18,674	$ 56,145
Foreign	20,328	52,558
	$39,002	$108,703

OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company's suppliers from three raw material vendors. The amount guaranteed at November 2, 2003 was $1,112. The maximum amount guaranteed under all three contracts is $4,500. The guarantees expire on January 31, 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Company's results in 2003 are being impacted significantly by the Company's acquisition of Calvin Klein, Inc. and certain related companies, which was completed on February 12, 2003. The following discussion of results of operations references integration costs associated with the Calvin Klein acquisition. Calvin Klein integration costs include: (i) the sales, cost of sales and operating expenses directly attributable to the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses which the Company is transferring to Vestimenta, S.p.A. under a license agreement which will be in full effect on January 1, 2004, and a payment to Vestimenta to defray its transition expenses and (ii) the costs of certain duplicative personnel and facilities during the integration of various logistical and back office functions. These duplicative costs include salaries and related fringe benefits, lease expenses and software maintenance fees associated with integrating the Calvin Klein finance, information systems and human resources functions. They also include salaries and facilities expenses associated with Calvin Klein's New Jersey warehouse and distribution center and administrative facility, which the Company will exit by the end of 2003 in connection with the transfer of the collection apparel businesses to Vestimenta.

Thirteen Weeks Ended November 2, 2003 Compared With Thirteen Weeks Ended November 3, 2002

Net Sales

Net sales in the third quarter of 2003 increased $14.9 million to $421.4 million from $406.5 million in the prior year. Net sales in the third quarter of 2003 included $6.5 million related to the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses which the Company is transferring to Vestimenta under a license agreement which will be in full effect on January 1, 2004. Of the remaining $8.4 million increase, $5.0 million was due to an increase in the Apparel and Footwear segment, driven principally by increases in the Company's wholesale apparel businesses, particularly Izod and Arrow, offset, in part, by sales declines in the Company's retail businesses. The remaining $3.4 million was in the newly acquired Calvin Klein Licensing segment, and represents the net sales of the Calvin Klein retail stores that the Company operates worldwide to showcase the Calvin Klein brand.

Royalty and Other Revenues

Royalty and other revenues in the third quarter of 2003 increased $29.2 million to $31.8 million from $2.6 million in the prior year. Of this $29.2 million increase, $29.1 million was attributable to royalty, design and similar fee revenues of the newly acquired Calvin Klein Licensing segment. Calvin Klein royalty, design and similar fee revenues are generated from licenses and other arrangements for the worldwide marketing of various products under the Calvin Klein brand names, including jeans, underwear, fragrances, eyewear, men's tailored clothing, ties, shoes, hosiery, socks, swimwear, watches, coats, leather goods, table top and soft home furnishings and accessories.

Gross Profit on Net Sales

Gross profit on net sales in the third quarter of 2003 was $146.2 million, or 34.7% of net sales, compared with $147.9 million, or 36.4% of net sales in the prior year. This decrease was due principally to the negative impact of transferring the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses to Vestimenta under a license agreement which will be in full effect on January 1, 2004.

Gross Profit on Royalty and Other Revenues

Gross profit on royalty and other revenues was equal to royalty and other revenues as there is no cost of sales associated with these revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of 2003 increased $24.0 million to $142.3 million from $118.3 million in the prior year. Of this $24.0 million increase, $3.8 million related to Calvin Klein integration costs, which are described above and are reflected in the Calvin Klein Licensing segment. The Company expects to incur such integration costs throughout 2003. The remaining $20.2 million increase was due principally to other expenses associated with the Calvin Klein Licensing segment. Such expenses included salaries, office occupancy and marketing, as well as operating expenses of the Calvin Klein retail stores.

Interest Expense, Net

Net interest expense in the third quarter of 2003 was $9.2 million compared with $5.7 million last year. This increase was due principally to the additional debt incurred to finance the Calvin Klein acquisition, as well as higher interest costs, principally letters of credit fees, associated with the Company's revolving credit facility, which was refinanced in October 2002.

Income Taxes

Income taxes for the current year were calculated at a rate of 35.7%, compared with last year's full year rate of 34.3%. The increase in the current year's rate was due principally to certain non-deductible costs associated with the Company's sale of its investment in Gant Company AB.

Thirty-Nine Weeks Ended November 2, 2003 Compared With Thirty-Nine Weeks Ended November 3, 2002

Net Sales

Net sales in the first nine months of 2003 increased $34.7 million to $1,117.3 million from $1,082.6 million in the prior year. Net sales in the first nine months of 2003 included $17.2 million related to the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses which the Company is transferring to Vestimenta under a license agreement which will be in full effect on January 1, 2004. Of the remaining $17.5 million increase, $6.9 million was due to an increase in the Apparel and Footwear segment. This increase was due principally to growth in the Company's wholesale apparel businesses, particularly Izod, Van Heusen and Arrow, offset, in part, by sales declines in the Company's retail businesses, particularly, lower first quarter sales of sandals and spring canvas product in the Bass footwear business due to unseasonably cold weather in much of the United States. The remaining $10.6 million was in the newly acquired Calvin Klein Licensing segment, and represents the net sales of the Calvin Klein retail stores that the Company operates worldwide to showcase the Calvin Klein brand.

Royalty and Other Revenues

Royalty and other revenues in the first nine months of 2003 increased $83.0 million to $90.1 million from $7.1 million in the prior year. Of this $83.0 million increase, $80.9 million was attributable to royalty, design and similar fee revenues of the newly acquired Calvin Klein Licensing segment. Calvin Klein royalty, design and similar fee revenues are generated from licenses and other arrangements for the worldwide marketing of various products under the Calvin Klein brand names, including jeans, underwear, fragrances, eyewear, men's tailored clothing, ties, shoes, hosiery, socks, swimwear, watches, coats, leather goods, table top and soft home furnishings and accessories. The remaining $2.1 million increase was due principally to an increase in licensing revenues generated by the Company's Izod brand.

Gross Profit on Net Sales

Gross profit on net sales in the first nine months of 2003 was $398.7 million, or 35.7% of net sales, compared with $391.9 million, or 36.2% of net sales in the prior year. This decrease was due principally to the negative impact of transferring the Calvin Klein men's and women's high-end ready-to-wear collection apparel businesses to Vestimenta under a license agreement which will be in full effect on January 1, 2004 and increased promotional selling in the Company's retail businesses in the current year's second quarter. These declines were offset, in part, by lower product costs and more full price selling in the Company's wholesale apparel businesses in the current year's first quarter.

Gross Profit on Royalty and Other Revenues

Gross profit on royalty and other revenues was equal to royalty and other revenues as there is no cost of sales associated with these revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first nine months of 2003 increased $83.1 million to $427.8 million from $344.7 million in the prior year. Of this $83.1 million increase, $25.8 million related to Calvin Klein integration costs, which are described above and are reflected in the Calvin Klein Licensing segment. The Company expects to incur such integration costs throughout 2003. In addition, $50.8 million of the increase was related to other expenses associated with the Calvin Klein Licensing segment. Such expenses included salaries, office occupancy and marketing, as well as operating expenses of the Calvin Klein retail stores. The remaining $6.5 million increase was due principally to higher payroll, medical and other employee benefit expenses associated with the Apparel and Footwear segment.

Gain on Sale of Investment

The Company sold its minority interest in Gant Company AB in the second quarter of 2003 for $17.2 million, net of related fees, which resulted in a one-time pre-tax gain of $3.5 million.

Interest Expense, Net

Net interest expense in the first nine months of 2003 was $27.4 million compared with $16.9 million last year. This increase was due principally to the additional debt incurred to finance the Calvin Klein acquisition, as well as higher interest costs, principally letters of credit fees, associated with the Company's revolving credit facility, which was refinanced in October 2002.

Income Taxes

Income taxes for the current year were calculated at a rate of 35.7%, compared with last year's full year rate of 34.3%. The increase in the current year's rate was due principally to certain non-deductible costs associated with the Company's sale of its investment in Gant Company AB.

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

Operating Activities

Cash provided by operating activities was $8.4 million in the first nine months of 2003 compared with $37.5 million in the prior year. This decrease was due principally to the change in receivables and deferred income taxes, offset, in part, by an increase in accounts payable and accrued expenses. The $31.4 million change in receivables was due principally to the third quarter sales increase in the Company's wholesale apparel businesses and the additional revenues generated from the Calvin Klein businesses. The $10.0 million change in deferred income taxes was due principally to the deferred tax benefit from the $30.9 million liability the Company recorded relating to certain costs associated with the Calvin Klein acquisition. The $14.0 million change in accounts payable and accrued expenses was due principally to accrued interest on the $150.0 million 8 1/8% senior unsecured notes due 2013 issued in the second quarter of the current year to refinance certain indebtedness incurred in connection with the Calvin Klein acquisition, which will be paid in the fourth quarter. Also contributing to this increase is accrued interest on the Company's $150.0 million 9 1/2% senior subordinated notes due 2008, which was paid in the third quarter last year, but will be paid in this year's fourth quarter.

Investing Activities

The Company's investing activities for the first nine months of 2003 were impacted significantly by the Calvin Klein acquisition. The net cash used for the acquisition was $421.1 million. Please see the note entitled "Noncash Investing and Financing Transactions" in the Notes to Condensed Consolidated Financial Statements for a description of other costs associated with the Calvin Klein acquisition. The Company is also making contingent purchase price payments to Mr. Klein, as required under the acquisition agreement, based on a percentage of worldwide sales of products bearing any of the Calvin Klein brands. Such amount was $12.0 million for the first nine months of 2003. The Company estimates that such payments will be approximately $17.0 million in 2003. The Company expects to fund these payments from internally generated operating cash flow and existing cash balances. Capital spending in the first nine months of 2003 was $18.5 million compared with $15.5 million in the prior year. The Company currently anticipates capital spending in fiscal 2003 will approximate $33.0 million to $38.0 million. The foregoing are forward-looking statements. Changes in the Company's plans or projections regarding investments in information technology and warehousing and distribution, as well as a change in cash flow could affect actual capital spending levels. In addition, the actual payments to Mr. Klein will be dependent on the level of sales of goods bearing any of the Calvin Klein brands by the Company, by the Company's licensees and by other authorized users.

Financing Activities

The Company's financing activities for the first nine months of 2003 were impacted significantly by the Calvin Klein acquisition. In order to finance the acquisition, the Company issued $250.0 million of convertible redeemable preferred stock. The cash proceeds of this issuance after related fees were $249.3 million. In addition, the Company issued $150.0 million of 8 1/8% senior unsecured notes on May 5, 2003. The cash proceeds of this issuance after related fees were $144.7 million. Please see the notes entitled "Redeemable Preferred Stock," "Long-Term Debt" and "Noncash Investing and Financing Transactions" in the Notes to Condensed Consolidated Financial Statements for a further description.

The Company's capital structure was impacted significantly by the Calvin Klein acquisition. Total debt as a percentage of total capital was 41.0% as of November 2, 2003 compared with 47.8% and 46.4% as of February 2, 2003 and November 3, 2002, respectively. Total capital includes interest-bearing debt, convertible redeemable preferred stock and stockholders' equity. These percentages, net of cash, were 35.6%, 32.6% and 39.2% as of November 2, 2003, February 2, 2003 and November 3, 2002, respectively.

The Company has a secured revolving credit facility which provides for revolving credit borrowings as well as the issuance of letters of credit. The Company may, at its option, borrow and repay amounts up to a maximum of $325.0 million under both the revolving credit borrowings and the issuance of letters of credit. Borrowing spreads and letters of credit fees are based on spreads above Eurodollar and other available interest rates, with the spreads changing based upon a pricing grid. For example, revolving credit spreads range from 175 to 275 basis points over Eurodollar loan rates and 100 to 200 basis points on outstanding letters of credit. All outstanding borrowings and letters of credit under this credit facility are due October 17, 2007. As of November 2, 2003, the Company had no borrowings and $122.3 million of outstanding letters of credit under this facility. The Company believes that its borrowing capacity under this secured revolving credit facility provides the Company with adequate liquidity for its peak seasonal needs for the foreseeable future. The foregoing is a forward-looking statement and may be affected by factors such as changes in cash flow.

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

Also contributing to the strength of the second half is the high volume of Fall shipments to wholesale customers, which are generally more profitable than Spring shipments. The less profitable Spring selling season at wholesale combines with retail seasonality to make the first quarter weaker than the other quarters. Due to the Calvin Klein acquisition, in particular the impact of the substantial level of royalty and other revenues generated from the Calvin Klein Licensing segment, which tend to be earned more evenly throughout the year, some of this historical seasonality is expected to be moderated. The foregoing is a forward-looking statement. Such seasonality could be affected by changes in the levels of sales of the Company's apparel and footwear products, both to its wholesale customers and in its retail stores, and the levels of sales of the Company's licensees at wholesale and retail, and the extent of discounts and promotional pricing in which the Company and its licensees are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors.

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

As of November 2, 2003, there have been no material changes in the Company's market risk relating to interest rates as described under the caption "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended February 2, 2003.

ITEM 4 - CONTROLS AND PROCEDURES

As of November 2, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of November 2, 2003. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

15.	Acknowledgement of Independent Accountants.

99.1	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

99.3	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

99.4	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended November 2, 2003:

The Company furnished to the SEC a Current Report on Form 8-K, dated as of August 20, 2003, to disclose the issuance of a press release by the Company. The purpose of such press release was to announce the Company's 2003 second quarter earnings.

The Company filed a Current Report on Form 8-K, dated as of September 24, 2003, to disclose the resignation of a director of the Company due to other business commitments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated: December 15, 2003
/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller