Form 10-K
period 2004-02-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 2004-04-15
CIK 78239

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2004

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

Yes X No

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors, executive officers and greater than 10% shareholders are affiliates of the registrant) based upon the closing sale price of the registrants common stock on March 23, 2004 was $442,485,300.

Number of shares of Common Stock outstanding as of March 23, 2004: 30,719,719.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Location in Form 10-K
in which incorporated
Registrant's Proxy Statement
for the Annual Meeting of	Part III
Stockholders to be held on June 15, 2004

* * *

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel and related products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize revenue growth from developing and growing Calvin Klein; (iv) our operations and results could be affected by quota restrictions (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity's, or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of the receipt of new information, future events or otherwise.

PART I

Item 1. Business

Unless the context otherwise requires, the terms "we," "our" or "us" refer to Phillips-Van Heusen Corporation and its subsidiaries taken as a whole. Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1, and are designated by the calendar year in which the fiscal year commences. We derive market share data information used herein from various industry sources. References to the brand names Calvin Klein Collection, Calvin Klein, ck, ck Calvin Klein, Van Heusen, IZOD, IZOD Club, Bass, G.H. Bass & Co., Geoffrey Beene, Arrow, Kenneth Cole New York, Reaction by Kenneth Cole, BCBG Max Azria and MICHAEL Michael Kors and to other brand names in this report are to registered trademarks owned by us or licensed to us by the owner. References to our acquisition of Calvin Klein refer to our February 2003 acquisition of Calvin Klein, Inc., Calvin Klein (Europe), Inc., Calvin Klein (Europe II) Corp., Calvin Klein Europe S.r.l. and CK Service Corp., which companies we refer to collectively as "Calvin Klein."

Overview

We are one of the largest apparel companies in the world, with a heritage dating back over 120 years. We design and market nationally recognized branded dress shirts, sportswear and, to a lesser degree, footwear and other related products. We believe we market approximately one in three of the dress shirts sold in the United States and have a leading position in men's sportswear tops. Our portfolio of brands includes our own brands, Van Heusen, G.H. Bass & Co., Bass, IZOD, Calvin Klein Collection, Calvin Klein, ck and ck Calvin Klein and our licensed brands, Arrow, Geoffrey Beene, Kenneth Cole New York, Reaction by Kenneth Cole and, beginning in 2004, BCBG Max Azria and MICHAEL Michael Kors. We recently entered into a contract to license our Bass wholesale footwear business.

We design, source and market substantially all of our products on a brand-by-brand basis targeting distinct consumer demographics and lifestyles. We market our brands at multiple price points and across multiple channels of distribution. This allows us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference or distribution channel. Currently, our products are distributed at wholesale through more than 10,000 doors in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. We also leverage our apparel design and sourcing expertise by offering private label programs to retailers. Our wholesale business represents our core business and we believe that it is the basis for our brand equity. As a profitable complement to our wholesale business, we also market our products directly to consumers through our Van Heusen, IZOD, Geoffrey Beene and Bass retail stores, primarily located in outlet malls throughout the United States, as well as 11 recently-opened Calvin Klein stores, located in premium outlet malls in the United States.

We were incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881, and, with respect to our footwear business, to G.H. Bass & Co., a business begun in 1876. Our principal executive offices are located at 200 Madison Avenue, New York, New York 10016; our telephone number is (212) 381-3500.

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

The Calvin Klein Acquisition

On February 12, 2003, we acquired Calvin Klein. Over the past 30 years, we believe Calvin Klein has become one of the best known designer names in the world. We believe that the Calvin Klein brands - Calvin Klein Collection, ck, Calvin Klein and ck Calvin Klein - complement our existing portfolio of brands by providing us with the opportunity to market products at higher price points, in higher-end distribution channels and to different consumer groups than our other product offerings. Although the Calvin Klein brand is well established and, we believe, enjoys strong brand awareness among consumers worldwide, there were numerous product areas in which no products, or only a limited number of products, were offered under any Calvin Klein label, including men's and women's better sportswear, footwear and certain accessories. We are in the process of introducing in the United States a Calvin Klein men's better sportswear line for the Fall 2004 season, and, through our licensing agreement with Kellwood Company, a women's better sportswear line for the Spring 2004 season. We believe our expertise in brand management, product design, sourcing and other logistics provides us with the ability to successfully expand product offerings and distribution under the Calvin Klein brands while preserving the brands' prestige and global presence. As a result, we believe we have the opportunity to realize sales growth and enhanced profitability.

Products sold under the Calvin Klein brands are sold primarily under licenses and other arrangements and include jeans, underwear, fragrances, eyewear, men's tailored clothing, ties, shoes, hosiery, socks, swimwear, watches, coats, leather goods, table top and soft home furnishings and accessories. In addition, collections of high-end collection apparel and accessories for men and women are sold under the Calvin Klein Collection brand. We believe these collections are an important factor in maintaining the Calvin Klein image. The collection apparel and accessories are sold to a limited number of high-end department stores and independent boutiques throughout the world and through three company-operated stores located in New York City, Dallas and Paris. Through calendar 2003, we designed, manufactured and marketed these collections. Commencing with the Spring 2004 collection, the wholesale collection apparel businesses have been licensed to Vestimenta, S.p.A., one of the world's leading manufacturers and distributors of women's and men's high-end apparel. Calvin Klein controls all design operations and product development for most of its licensees, including Vestimenta. Calvin Klein oversees a worldwide marketing, advertising and promotion program of approximately $200 million, the majority of which is funded by its licensees. We believe that maintaining control over design and advertising through Calvin Klein's dedicated in-house teams plays a key role in the continued strength of the Calvin Klein brands.

Our Business

Our business includes the design, sourcing and marketing of a varied selection of branded and private label dress shirts, sportswear and, to a lesser degree, footwear and other related products, as well as the licensing of our brands for an assortment of products. Prior to our acquisition of Calvin Klein, our business was reported in two segments: (1) Apparel and (2) Footwear and Related Products. Our Apparel segment was operated in two groups: dress shirts and sportswear. The acquisition of Calvin Klein impacted the way we manage and analyze our operating results. As a result, we have changed the way we report our segment data, and we now report the following two business segments: (1) Apparel and Related Products and (2) Calvin Klein Licensing.

Apparel and Related Products

Dress Shirts

We market our dress shirts principally under the Van Heusen, Arrow, IZOD, Geoffrey Beene, Calvin Klein, Kenneth Cole New York and Reaction by Kenneth Cole brands, and will be introducing a line of BCBG Max Azria dress shirts for Fathers' Day 2004 and a line of MICHAEL Michael Kors dress shirts for Holiday 2004.

Our dress shirt business, which generated, through the wholesale channel, 20.3% of our fiscal 2003 revenues, includes the design and marketing of dress shirts in a broad selection of styles and colors that are sold at retail price points generally ranging from $20 to $65 a shirt.

The Van Heusen dress shirt has provided a strong foundation for us for most of our history and is the best selling dress shirt brand in the United States. The Van Heusen dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed through more than 3,500 doors, principally in department stores, including Belk, Inc., Federated Department Stores, Inc., J.C. Penny Company, Inc., The May Department Stores Company and Saks Inc. and through our Van Heusen retail stores.

The Arrow dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed through more than 2,000 doors, principally in mid-tier department stores, including Kohl's Corporation and Sears, Roebuck and Co. The Arrow dress shirt is positioned as a mid-tier department store complement to Van Heusen. We market Arrow dress shirts under a license agreement with Cluett American Corp. that expires on June 30, 2007 and which we may extend through June 30, 2017.

The IZOD dress shirt targets the modern traditional consumer, is marketed at moderate price points and is distributed through more than 1,100 doors, principally in department stores, including Belk, JCPenney and May.

The Geoffrey Beene dress shirt is the best selling designer dress shirt brand in department stores in the United States. The Geoffrey Beene dress shirt targets the more style conscious consumer, is marketed at moderate to upper moderate price points and is distributed through more than 2,500 doors, principally in department stores, including Federated, Marshall Field's, May and Saks, and through our Geoffrey Beene retail stores. We market Geoffrey Beene dress shirts under a license agreement with Geoffrey Beene Inc. that expires on December 31, 2008 and which we may extend through December 31, 2013.

The Calvin Klein dress shirt targets the classical contemporary consumer, is marketed at better price points and currently is distributed through more than 550 doors, principally in department and specialty stores, including Federated, Marshall Field's and May.

The Kenneth Cole New York dress shirt targets the modern consumer, is marketed at better price points and is distributed through more than 650 doors, principally in department stores including Dillards, Inc., Federated, Marshall Field's and May. The Reaction by Kenneth Cole dress shirt targets the more youthful, modern consumer, is marketed at opening to better price points and is distributed through more than 350 doors, principally in department stores, including Federated and May. We market the two Kenneth Cole brands of dress shirts under a license agreement with K.C.P.L., Inc. that expires on December 31, 2005.

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

Sportswear

We market our sportswear principally under the IZOD, Van Heusen, Arrow and Geoffrey Beene brands. Our sportswear business, which generated 49.2% of our fiscal 2003 revenues, includes men's knit and woven sport shirts, sweaters, bottoms, swimwear, boxers and outerwear marketed at wholesale and sportswear, accessories and other apparel for men and women offered in our Van Heusen, IZOD and Geoffrey Beene retail stores. We are in the process of introducing a Calvin Klein men's better sportswear line for the Fall 2004 season.

IZOD is the best selling main floor department store men's sportswear tops brand. IZOD apparel consists of active-inspired men's sportswear, including sweaters, knit and woven sport shirts, slacks, fleecewear and microfiber jackets. IZOD sportswear targets the active consumer, is marketed at moderate to upper moderate price points and is distributed through more than 2,400 doors, principally in department stores, including Belk, Federated, JCPenney, May and Saks, and through our IZOD retail stores. Our IZOD stores offer men's and women's active-inspired sportswear, with a focus on golf, travel and resort apparel.

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

Geoffrey Beene sportswear targets a more style conscious consumer than IZOD, Van Heusen and Arrow and is positioned as a designer label for men's woven and knit sport shirts on the main floor of department stores. Geoffrey Beene sportswear is marketed at upper moderate price points and is distributed through more than 800 doors, principally in department stores, including Federated, Marshall Field's and May, and through our Geoffrey Beene retail stores. Our Geoffrey Beene stores offer men's furnishings, casual and dress casual sportswear and women's casual and dress casual sportswear, under a license agreement which expires on December 31, 2005, and which we may extend for up to two additional three-year periods, the last of which would end on December 31, 2011. We market Geoffrey Beene men's sportswear at wholesale under the same license agreement as Geoffrey Beene dress shirts.

Our Calvin Klein men's better sportswear line will be targeted to a modern classic consumer. We anticipate that this new line will be distributed though 200 to 250 doors, in better fashion department and specialty stores, and through our Calvin Klein retail stores.

Footwear

Sales of our footwear and related Bass products generated 21.5% of our fiscal 2003 revenues. The products include casual and dress casual shoes for men, women and children marketed at wholesale and in our Bass retail stores and Bass apparel and accessories for men and women offered only in our Bass retail stores. We recently entered into an exclusive agreement to license our Bass wholesale footwear business to Brown Shoe Company, Inc., a leading footwear retailer and wholesaler of branded and private label footwear. Effective February 2, 2004, Brown Shoe has assumed responsibility under the license agreement for the design, sourcing and marketing of footwear at wholesale, on a worldwide basis, under the Bass label. The initial term of the license expires on January 31, 2007 and may be extended through January 31, 2013, subject to certain conditions. We will continue to operate our Bass retail stores.

The Bass brand has a leading position in men's casual footwear in the United States. Bass footwear is generally known for its classic American style and is marketed at moderate price points. Our Bass retail stores carry an assortment of Bass footwear from the wholesale line, as well as styles that are not available at wholesale. Most of our stores also carry Bass apparel for men and women, as well as accessories such as handbags, belts and travel gear.

Licensing

We license our brands globally for a broad range of products. The licensing of our brands generated 9.0% of our fiscal 2003 revenues. We believe royalty and other revenues from our licensing partners provide us with a relatively stable flow of revenues and extend and strengthen our brands globally.

We grant licensing partners the right to manufacture and sell at wholesale specified products under one or more of our brands. In addition, certain foreign licensees are granted the right to open retail stores under the licensed brand name and sell only goods under that name in such stores. A substantial portion of the sales by our domestic licensing partners are made to our largest wholesale customers. As compensation under these agreements, each licensing partner pays us royalties based upon its sales of our branded products, subject generally to payment of a minimum royalty. These payments generally range from 3.0% to 7.0% of the licensing partners' sales of the licensed products. In addition, licensing partners are generally required to spend an amount equal to between 2.0% and 5.0% of their sales to advertise our products. We provide support to our business partners and seek to preserve the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight.

We license our Van Heusen, IZOD, IZOD Club and G.H. Bass & Co. brand names for various products worldwide. We also sublicense to others the Arrow and Geoffrey Beene brand names for various products. Our largest licensing partners for these brand names as a group in fiscal 2003 by licensing revenues earned by us were:

    Fishman & Tobin, Inc. accounting for approximately 20%
    PG USA Sportswear, Inc. accounting for approximately 15%
    Block Sportswear, Inc. accounting for approximately 9%

We license under approximately 60 license agreements. The products offered by our key domestic licensing partners include:
Licensing Partner	Product Category
Block Sportswear, Inc.	Van Heusen and IZOD 'big and tall' sportswear
Brown Shoe Company, Inc.	Bass wholesale footwear (commenced in 2004)
Custom Leather Canada Limited	Van Heusen belts
Fishman & Tobin, Inc.	Van Heusen and IZOD boys' sportswear
Aptaker Co., Inc. d/b/a Nouveau Eyewear	Van Heusen and G.H. Bass eyewear
Randa Neckwear Corp.	Van Heusen neckwear
Tropical Sportswear International, Inc.	Van Heusen men's pants
Westport Corporation	Van Heusen small leather goods
Clearvision Optical Company, Inc.	IZOD eyewear
Gold Toe Brand, Inc.	IZOD and IZOD Club hosiery
Humphrey's Accessories LLC	IZOD belts
International Home Textiles, Inc.	IZOD soft home furnishing products
Kellwood Company	IZOD women's sportswear, swimwear, and accessories (commencing in 2004)
Knothe Corporation	IZOD sleepwear and loungewear
Mallory & Church Corporation	IZOD neckwear
Peerless Delaware, Inc.	IZOD tailored clothing
PG USA Sportswear, Inc.	IZOD Club men's and women's golf apparel

Additional products sold bearing our marks include Van Heusen underwear, handkerchiefs, scarves and hosiery and IZOD leather outerwear. A large number of our Van Heusen licenses are with foreign licensees that offer dress shirts and sportswear under that brand name.

Calvin Klein Licensing

An important source of revenues for Calvin Klein is its business arrangements with licensees and other third parties worldwide that manufacture and distribute globally a broad array of products under the Calvin Klein brands. For fiscal 2003, approximately 54% of revenues from Calvin Klein's business partners was generated by its domestic business partners and approximately 46% was generated by its foreign business partners. Calvin Klein combines its design, marketing and imaging skills with the specific manufacturing, distribution and geographic capabilities of its business partners to enter into new product categories and extend existing lines of business. Calvin Klein's largest business partners in terms of royalty and other revenues earned by Calvin Klein in fiscal 2003 were:

    Warnaco, Inc. accounting for approximately 26%
    Unilever N.V. accounting for approximately 18%
    Marchon Eyewear, Inc. accounting for approximately 10%

Calvin Klein has over 30 licensing arrangements. The products offered by Calvin Klein's key business partners include:
Business Partner	Product Category
Warnaco, Inc.	Men's, women's and children's jeanswear; men's underwear and sleepwear; women's intimate apparel and sleepwear; women's swimwear (commencing in 2005)
Unilever N.V.	Men's, women's and children's fragrance and bath products
Marchon Eyewear, Inc.	Men's and women's optical frames and sunglasses
Onward Kashiyama Co. Ltd. (Japan)	Men's and women's apparel and certain casual attire and women's coats and accessories
CK Jeanswear Europe, S.p.A.	Men's, women's and children's jeanswear and women's belts
CK Jeanswear Asia Ltd.	Men's, women's and children's jeanswear
Design Works Inc.	Soft home furnishing products
CK Watch Co., Ltd. (Swatch SA)	Men's and women's watches and clocks
McGregor Industries, Inc.	Men's and women's socks and women's tights
Peerless Delaware, Inc.	Men's tailored clothing

Additional products sold bearing Calvin Klein brands include certain men's furnishings and small leather goods, table top furnishings, women's better footwear and swimwear and men's dress footwear. Kellwood Company, together with G.A.V., introduced a line of women's better sportswear in the United States under the Calvin Klein brand which commenced with the Spring 2004 collection. We believe this line will become a prominent brand in the women's better sportswear sector because of the image and strength of the Calvin Klein brand. Vestimenta is producing the men's and women's high-end apparel under the Calvin Klein Collection label, commencing with the Spring 2004 collection.

With respect to revenues generated from the sale of Calvin Klein men's underwear and sleepwear and women's intimate apparel and sleepwear, Warnaco pays us an administration fee based on Warnaco's worldwide sales of underwear, intimate apparel and sleepwear bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco. Warnaco controls design and advertising related to the sale of underwear, intimate apparel and sleepwear products bearing the Calvin Klein name. See "-Trademarks."

Wholesale Customers

Our wholesale business represents our core business and we believe that it is the basis for our brand equity. Currently, our products are distributed at wholesale through more than 10,000 doors in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. A few of our customers, including Federated, JCPenney, Kohl's, May and Wal-Mart account for significant portions of our revenues. Sales to our five largest customers were 27.2% of our revenues in fiscal 2003, 30.7% of our revenues in fiscal 2002 and 27.7% of our revenues in fiscal 2001. No single customer accounted for greater than 10% of our revenues in fiscal 2003.

We believe we provide our customers with a significantly high level of service. We have six separate sales forces covering the following products and product categories:

    national brand dress shirts - Van Heusen, Arrow and IZOD

    designer brand dress shirts - Calvin Klein, Geoffrey Beene, Kenneth Cole New York, Reaction by Kenneth Cole, BCBG Max Azria and MICHAEL Michael Kors
    Van Heusen and Geoffrey Beene sportswear
    IZOD sportswear
    Arrow sportswear
    Calvin Klein sportswear

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

Retail Stores

We operate over 700 retail stores under the Van Heusen, IZOD, Bass, Geoffrey Beene and Calvin Klein names. We recently announced that we would close up to 200 under-performing stores over the next two years. Ranging in size from 1,000 to 11,000 square feet, with an average of approximately 4,000 square feet, our stores are primarily located in outlet malls throughout the United States. We believe our profitable retail division is an important complement to our wholesale operations because we believe that the stores further enhance consumer awareness of our brands, including by offering products that are not available in our wholesale lines, while also providing a means for managing excess inventory.

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

Our Bass outlet stores offer a modified assortment of Bass footwear from the Bass wholesale line, as well as styles not available at wholesale. Most of our stores also carry apparel for men and women, including tops, bottoms and outerwear and accessories such as handbags, wallets, belts and travel gear. We will continue to operate our Bass retail stores although we have agreed to license to Brown Shoe, effective February 2004, the design, sourcing and marketing of Bass footwear at wholesale.

Our Geoffrey Beene outlet stores offer men's dress shirts and neckwear, men's and women's sportswear including woven and knit shirts, sweaters, bottoms and outerwear and men's and women's accessories. These stores are targeted towards a more fashion-conscious, designer- oriented consumer.

We are expanding our retail offerings by opening Calvin Klein stores in premium outlet malls that are consistent with the Calvin Klein image and in which other prestige designers maintain stores. Since October 29, 2003, we have opened 11 stores in the United States. We currently intend to open as many as 75 Calvin Klein outlet stores over time in such premium outlet malls. The Calvin Klein stores offer Calvin Klein men's and women's apparel and other Calvin Klein products to communicate the Calvin Klein lifestyle. We also operate three stores that offer Calvin Klein men's and women's high-end collection apparel and accessories and other products under the Calvin Klein brands. These stores are located in New York City, Dallas and Paris.

Design

Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality and price.

A significant factor that plays a key role in the continued strength of our brands is our in-house design teams. We form separate teams of designers and merchandisers for each of our brands, and with respect to Calvin Klein, for each product category, creating a structure that focuses on the special qualities and identity of each brand and product. These designers and merchandisers consider consumer taste and lifestyle and trends when creating a brand or product plan for a particular season. The process from initial design to finished product varies greatly, but generally spans six to ten months prior to each selling season. Our product lines are developed primarily for two major selling seasons, Spring and Fall. However, certain of our product lines offer more frequent introductions of new merchandise.

Calvin Klein has developed a cohesive team of senior design directors who share a vision for the Calvin Klein brands and who each lead a separate design team. We have maintained the in-house design teams of Calvin Klein since the acquisition. These teams control all design operations and product development for most licensees and other strategic alliances. In addition, new teams sharing the same vision have been assembled for our men's better sportswear line, and for overseeing all design operation and product development in connection with the licensing of the women's better sportswear line.

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

In 2003, approximately 225 different manufacturers produced our products in over 300 factories worldwide. During fiscal 2003, in excess of 95% of our products were produced by manufacturers located in foreign countries. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production and quantities are finalized at that time. We believe we are one of the largest procurers of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. Most of our dress shirts and all of our sportswear are sourced and manufactured to our specifications by independent manufacturers in the Far East, Indian subcontinent, Middle East, Caribbean and Central America who meet our quality, cost and human rights requirements. Our footwear is sourced and manufactured to our specifications by independent manufacturers who meet our quality, cost and human rights requirements, principally located in the Far East, Europe, South America and the Caribbean. No single supplier is critical to our production needs, and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. Given our extensive network of sourcing partners, we believe we are able to obtain goods at low cost and on a timely basis.

Our foreign offices and buying agents enable us to monitor the quality of the goods manufactured by, and the delivery performance of, our suppliers, which includes the enforcement of human rights standards through our ongoing approval and monitoring system. In addition, sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made either to increase or reduce inventories. We continually seek additional suppliers throughout the world for our sourcing needs and place our orders in a manner designed to limit the risk that a disruption of production at any one facility could cause a serious inventory problem. We have not experienced significant production delays or difficulties in importing goods. Our purchases from our suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced.

Approximately 7% of our dress shirts are manufactured in our domestic apparel manufacturing facility located in Ozark, Alabama. This facility, which we own, is approximately 108,000 square feet, and is utilized by us primarily as a quick response facility, including by fulfilling product replenishment orders.

Warehousing and Distribution

To facilitate distribution, our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment to our customers. Ranging in size from 67,000 to 575,000 square feet, our centers are located in North Carolina, Tennessee, Pennsylvania, Georgia, Arkansas and Maine. Each of our centers is generally dedicated to serving either our wholesale customers or our retail stores. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores, as the case may be, on a cost-effective basis. This includes the use of various forms of electronic communications to meet customer needs, including advance shipping notices for all major customers. Our Maine facilities will be closed in 2004 in connection with the licensing of the Bass brand to Brown Shoe for wholesale footwear. Continuing operations for our Bass retail operations that were performed at the Maine facilities will be moved to another of our facilities. We believe that our distribution centers and capabilities compare favorably on a cost and service basis with those of our competitors and that these constitute part of our core competencies.

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

With respect to our retail operations, we rely upon local outlet mall developers to promote traffic for their centers. Outlet center developers employ multiple formats, including signage (highway billboards, off-highway directional signs, on-site signage and on-site information centers), print advertising (brochures, newspapers and travel magazines), direct marketing (to tour bus companies and travel agents), radio and television and special promotions.

In acquiring Calvin Klein, we believe we acquired one of the best known designer names in the world. One of the efforts that has helped to establish the Calvin Klein image has been its high-profile, cutting-edge advertising campaigns that have stimulated admiration, publicity, curiosity and debate. Calvin Klein has a dedicated in-house advertising agency, CRK Advertising, with experienced in-house creative and media teams that develop and execute a substantial portion of the advertising for products under the Calvin Klein brands. The teams work closely with other functional areas within Calvin Klein and its licensing and other business partners to deliver a consistent and unified brand message to the consumer. Calvin Klein oversees a worldwide marketing, advertising and promotion program of approximately $200 million, a majority of which is funded by its licensees.

Calvin Klein products are advertised primarily in national print media, through outdoor signage and, with respect to fragrances, in television advertising spots. We believe promotional activities throughout the year further strengthen brand awareness of the Calvin Klein brands. The Spring and Fall Calvin Klein high-end apparel collections are presented at major fashion shows in New York City and Milan, which typically generate extensive media coverage. Other Calvin Klein promotional efforts include in-store appearances by fashion models, providing wardrobes to celebrities for award ceremonies, product launches, gift-with-purchase programs, charity events and special corporate-sponsored events.

We have continued the Calvin Klein advertising and promotional practices and strategies since the acquisition. We have not reduced, and do not intend to reduce, the Calvin Klein marketing and advertising teams and continue to maintain the Calvin Klein advertising and promotions budget at or above recent historical levels.

Trademarks

We own the Van Heusen, Bass, G.H. Bass & Co., IZOD and IZOD Club brands, as well as related trademarks and lesser-known names. As a result of our acquisition of Calvin Klein, we beneficially own the Calvin Klein Collection, Calvin Klein, ck and ck Calvin Klein marks. Calvin Klein and Warnaco are co-owners of the Calvin Klein Trademark Trust, which is the sole and exclusive title owner of substantially all registered Calvin Klein Collection, Calvin Klein, ck and ck Calvin Klein trademarks. The sole purpose of the trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the trust pursuant to a servicing agreement. The trust exclusively licenses to Warnaco on a perpetual, royalty-free basis the use of the marks on men's underwear and sleepwear and women's intimate apparel and sleepwear, and to Calvin Klein on a perpetual, royalty-free basis the use of the marks on all other products. Warnaco pays us a fee based on Warnaco's worldwide sales of underwear, intimate apparel and sleepwear products bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco.

In acquiring the Calvin Klein Collection, Calvin Klein, ck and ck Calvin Klein marks, we agreed to allow Mr. Calvin Klein to retain the right to use his name, on a non-competitive basis, with respect to his right of publicity, unless those rights were already being used in the Calvin Klein business. We also granted Mr. Klein a royalty-free worldwide right to use the Calvin Klein mark with respect to certain personal businesses and activities, such as motion picture, television and video businesses, a book business, writing, speaking and/or teaching engagements, non-commercial photography, charitable activities and architectural and industrial design projects, subject to certain limitations designed to protect the image and prestige of the Calvin Klein brands and to avoid competitive conflicts.

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

We regard the license to use our trademarks and our other intellectual property rights in and to the trademarks as valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. We are susceptible to others imitating our products and infringing our intellectual property rights. This is especially the case since our acquisition of Calvin Klein, as the Calvin Klein brands enjoy significant worldwide consumer recognition and their generally higher pricing provides significant opportunity and incentive for counterfeiters and infringers. Calvin Klein has a broad, proactive enforcement program, which we believe has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad. We have taken enforcement action with respect to our other marks on an as needed basis.

Our Relationship with Mr. Klein

In order to assist in a seamless transition of our acquisition of Calvin Klein, we have entered into a three-year consulting agreement with Mr. Klein for $1.0 million per year. Mr. Klein is available to consult on advertising, marketing, design, promotion and publicity aspects of Calvin Klein.

Prior to our acquisition of Calvin Klein, Calvin Klein was obligated to pay Mr. Klein and his heirs in perpetuity a percentage of sales of certain products bearing any of the Calvin Klein brands under a design services letter agreement. In connection with our acquisition of Calvin Klein, we bought all of Mr. Klein's rights under that agreement in consideration of a warrant to purchase our common stock and for granting him the right to receive from us contingent purchase price payments for a period of 15 years based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands. In addition, Mr. Klein was released from all of his obligations under that agreement, including his obligation to render design services to Calvin Klein, and the design services letter agreement was terminated. Our obligation to make contingent purchase price payments to Mr. Klein in connection with our acquisition of Calvin Klein is guaranteed by our Calvin Klein subsidiaries and is secured by a subordinated pledge of all of the equity interests in our Calvin Klein subsidiaries and a subordinated lien on substantially all of our domestic Calvin Klein subsidiaries' assets. Events of default under the agreements governing the collateral for our contingent payment obligations to Mr. Klein, include, but are not limited to (1) our failure to make payments to Mr. Klein when due, (2) covenant defaults, (3) cross-defaults to other indebtedness in excess of an agreed amount, (4) events of bankruptcy, (5) monetary judgment defaults and (6) a change of control, including the sale of any portion of the equity interests in our Calvin Klein subsidiaries. An event of default under those agreements would permit Mr. Klein to foreclose on his security interest in the collateral. In addition, if we fail to pay Mr. Klein a contingent purchase price payment when due and such failure to pay continues for 60 days or more after a final judgment by a court is rendered relating to our failure to pay, Mr. Klein will no longer be restricted from competing with us as he otherwise would be under the non- competition provisions contained in the purchase agreement relating to our acquisition of Calvin Klein, although he would still not be able to use any of the Calvin Klein brands or any similar trademark in any competing business.

Competition

The apparel industry is competitive as a result of its fashion orientation, its mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Some of our larger branded apparel competitors include Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Perry Ellis and Chaps. As a result of our acquisition of Calvin Klein, we believe Donna Karan, Ralph Lauren's Purple Label, Giorgio Armani, Gucci and Prada also are our competitors. In addition, we face significant competition from retailers, including our own wholesale customers, through their private label programs.

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

We compete primarily on the basis of style, quality and service. Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality, service and price. We believe we are particularly well- positioned to compete in the apparel and footwear industries. Our diversified portfolio of apparel brands and apparel and footwear products and our use of multiple channels of distribution has allowed us to develop a business that produces results which are not dependent on any one demographic group, merchandise preference or distribution channel. We have developed a portfolio of brands that appeal to a broad spectrum of consumers. Our owned brands have long histories and enjoy high recognition within their respective consumer segments. We develop our owned and licensed brands to complement each other and to generate strong consumer loyalty. The acquisition of Calvin Klein and its prestigious brands provides us with the opportunity to develop businesses that target different consumer groups at higher price points and in higher-end distribution channels than our other brands, as well as with significant global opportunities due to the worldwide recognition of the Calvin Klein brands.

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

Employees

As of February 1, 2004, we employed approximately 5,000 persons on a full-time basis and approximately 4,000 persons on a part-time basis. Approximately 4% of our employees are represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers:
Name	Age	Position
Bruce J. Klatsky	55	Chairman and Chief Executive Officer; Director
Mark Weber	55	President and Chief Operating Officer; Director
Emanuel Chirico	46	Executive Vice President and Chief Financial Officer
Francis K. Duane	47	Vice Chairman, Sportswear
Allen E. Sirkin	61	Vice Chairman, Dress Shirts
Michael Zaccaro	58	Vice Chairman, Retail Apparel

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

Mr. Francis K. Duane became our Vice Chairman, Sportswear in 2001, after serving as President of our Izod division since May 1998.

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

We may not be able to realize revenue growth from Calvin Klein.

A significant portion of our business strategy involves growing the Calvin Klein business. Our realization of any revenue growth from Calvin Klein will depend largely upon our ability to:

    develop, and obtain selling space for, a Calvin Klein men's better sportswear line and successfully design and market that line over time;
    successfully develop the licensing relationship with Kellwood and G.A.V. for a Calvin Klein women's better sportswear line;
    successfully develop the licensing relationship with Vestimenta for the men's and women's high-end collection apparel businesses;
    open and successfully operate a chain of Calvin Klein retail outlet stores in premium outlet malls;
    maintain and enhance the distinctive brand identity of Calvin Klein;
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

A few of our customers, including Federated, JCPenney, Kohl's, May and Wal-Mart, account for significant portions of our revenues. Sales to our five largest customers were 27.2% of our revenues in fiscal 2003, 30.7% of our revenues in fiscal 2002 and 27.7% of our revenues in fiscal 2001. We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other business partners, or to change their manner of doing business with us or our licensing or other business partners, could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations. The retail industry has, in the past, experienced a great deal of consolidation and other ownership changes. Retailers, in the future, may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could increase our reliance on a smaller number of large customers.

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

During fiscal 2003, in excess of 95% of our apparel products and 95% of our raw materials for apparel were produced by and purchased or procured from independent manufacturers located in countries in the Far East, Indian subcontinent, Middle East, Caribbean and Central America. We believe that we are one of the largest procurers of shirting fabric in the world. Additionally, 100% of our footwear products and of the raw materials therefor were produced by and purchased or procured from independent manufacturers located in countries in the Far East, Europe, South America and the Caribbean. Although no single supplier and no one country is critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

    political or labor instability in countries where contractors and suppliers are located;
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
    disease epidemics and health related concerns, such as the SARS outbreak and the mad cow and hoof and mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

    the migration and development of manufacturers, which can affect where our products are or are planned to be produced;
    imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;
    imposition of duties, taxes and other charges on imports;
    significant fluctuation of the value of the dollar against foreign currencies; and
    restrictions on transfers of funds out of countries where our foreign licensees are located.

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

In fiscal 2003, we relied upon independent third parties for the manufacture of more than 95% of our apparel products and 100% of our footwear products. We do not have long-term contracts with any of our suppliers. A manufacturer's failure to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers may cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers may have a material adverse effect on our revenues and, consequently, our results of operations.

As a result of our acquisition of Calvin Klein, we have increased our dependence on revenues from royalties.

In fiscal 2003, $143.1 million, or 9.0%, of our revenues were derived from licensing royalties and other revenues, principally in our Calvin Klein Licensing segment. A few of Calvin Klein's business partners, including Warnaco, Unilever and Marchon Eyewear account for significant portions of its revenues. Royalty and other revenues from Calvin Klein's three largest business partners accounted for approximately 54% of its royalty and other revenues in fiscal 2003. The operating profit associated with Calvin Klein's royalty and other revenues is significant because the operation expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant business partner, whether due to the termination or expiration of the relationship, the cessation of the business partner's operations or otherwise, (including as a result of financial difficulties), without an equivalent replacement, could materially affect our profitability. For example, Warnaco accounted for approximately 26% of Calvin Klein's royalty and other revenues in fiscal 2003. Although Warnaco has emerged from bankruptcy proceedings, no assurance can be given as to its future financial stability. While we generally have significant control over our business partners' products and advertising, we rely on our business partners for, among other things, operational and financial controls over their businesses. Our business partners' failure to successfully market licensed products or our inability to replace our existing business partners could adversely affect our revenues both directly from reduced royalty and other revenues received and indirectly from reduced sales of our other products. Risks are also associated with a business partner's ability to:

    obtain capital;
    manage its labor relations;

    maintain relationships with its suppliers;
    manage its credit risk effectively; and
    maintain relationships with its customers.

In addition, we rely on our business partners to preserve the value of our brands. Although we make every attempt to protect our brands through, among other things, approval rights over design, production quality, packaging, merchandising, distribution, advertising and promotion of our products, we cannot assure you that we can control the use by our business partners of each of our licensed brands. The misuse of our brands by a business partner could have a material adverse effect on our business, financial condition and results of operations. For example, Calvin Klein in the past has been involved in legal proceedings with Warnaco with respect to certain quality and distribution issues. As a result of our acquisition of Calvin Klein, Warnaco is entitled to control design and advertising related to the sale of underwear, intimate apparel and sleepwear products bearing the Calvin Klein brands. We cannot assure you that Warnaco will maintain the same standards of design and advertising previously maintained by Calvin Klein, although we believe they are generally obligated to do so.

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
    the other tenants occupying space at the mall;
    increased competition in areas where the outlet malls are located;
    a downturn in the economy generally or in a particular area where an outlet mall is located; and
    the amount of advertising and promotional dollars spent on attracting consumers to the malls.

We may be unable to protect our trademarks and other intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing our intellectual property rights. Since our acquisition of Calvin Klein, we are more susceptible to infringement of our intellectual property rights, as the Calvin Klein brands enjoy significant worldwide consumer recognition and the generally higher pricing of Calvin Klein branded products creates additional incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. We cannot assure you that the actions we have taken to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. For example, we were involved in a proceeding relating to a company's claim of prior rights to the IZOD mark in Mexico, and Calvin Klein was involved in a proceeding relating to a company's claim of prior rights to the Calvin Klein mark in Chile. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands, both domestically and internationally.

The success of Calvin Klein depends on the value of our Calvin Klein brands, and if the value of those brands were to diminish, our business could be adversely affected.

Our success depends on our brands and their value. The Calvin Klein name is integral to the existing Calvin Klein business, as well as to the implementation of our strategies for growing and expanding Calvin Klein. Although Mr. Klein will continue as a consultant until February 2006, he is no longer a member of management. Our Calvin Klein business could be adversely affected if there is a perception by consumers that, as a result of the sale of the business, Mr. Klein's role has changed in a manner that is disadvantageous to the Calvin Klein business. The Calvin Klein brands could be adversely affected if Mr. Klein's public image or reputation were to be tarnished. We may seek in the future stockholder approval to change the name of our company to "Calvin Klein Inc." or a similar name. Any such name change could increase our risks related to the public perception of the Calvin Klein name. In addition, we market some of our products under the names and brands of other recognized designers: Geoffrey Beene, Kenneth Cole, Max Azria and Michael Kors. Our sales of those products could be materially and adversely affected if any of those designer's images or reputations were to be negatively impacted.

Our revenues and profits are cyclical and sensitive to general economic conditions, consumer confidence and spending patterns.

The apparel and footwear industries in which we operate have historically been subject to substantial cyclical variations and are particularly affected by adverse trends in the general economy, with consumer spending tending to decline during recessionary periods. The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. Any significant deterioration in general economic conditions or increases in interest rates could reduce the level of consumer spending and inhibit consumers' use of credit. In addition, war, terrorist activity or the threat of war and terrorist activity may adversely affect consumer spending, and thereby have a material adverse effect on our financial condition and results of operations.

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
    maintaining favorable brand recognition;
    appropriately pricing products and creating an acceptable value proposition for customers;
    providing strong and effective marketing support;
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

In connection with our acquisition of Calvin Klein, affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited purchased our Series B convertible preferred stock, which, as of February 1, 2004, was convertible by them into 38.2% of our outstanding common stock. If we elect not to pay a cash dividend for any quarter, then the Series B convertible preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend has been paid. As a result, it is possible that if we do not pay a cash dividend on the Series B convertible preferred stock in any quarter through the first quarter of fiscal 2010 (assuming no further issuances of common stock, including as a result of the exercise of stock options), a change in control will result under our existing various indentures and certain other agreements.

While the holders of our Series B convertible preferred stock are prohibited from initiating a takeover, in certain circumstances, they may be able to participate in a bidding process initiated by a third party. As long as affiliates of the Apax affiliates own at least 50% of the shares of our Series B convertible preferred stock initially sold to the Apax affiliates, they will have the ability to prevent a change of control, or a sale of all or substantially all of our assets. Additionally, as long as 50% of our Series B convertible preferred stock remains outstanding, the holders of our Series B convertible preferred stock will have a right to purchase their pro rata share of newly-issued securities. The holders of our Series B convertible preferred stock have certain additional rights, including the right to approve the issuance of certain new series of our preferred stock, which could also have the effect of discouraging a third party from pursuing a non-negotiated takeover, and preventing changes in control, of our company.

As a result of the rights related to their ownership of our Series B convertible preferred stock, the Apax affiliates have substantial influence over us, including by virtue of their right to elect separately as a class three directors and to have one of their directors serve on the audit, compensation, nominating and executive committees of our board subject to applicable law, rule and regulation.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties which we currently occupy are set forth below:
			Approximate
	Ownership		Area in
Location	Use	Status	Square Feet

New York, New York	Corporate and apparel administrative offices and
	showrooms	Leased	138,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	159,000
Bridgewater, New Jersey	Corporate and apparel administrative offices	Leased	163,000
S. Portland, Maine	Footwear administrative offices	Leased	99,000
Ozark, Alabama	Apparel manufacturing facilities	Owned	108,000
Reading, Pennsylvania	Apparel warehouse and distribution center	Owned	410,000
Chattanooga, Tennessee	Apparel warehouse and distribution center	Owned	451,000
Chattanooga, Tennessee	Apparel storage	Leased	60,000
Schuylkill Haven,
Pennsylvania	Apparel warehouse and distribution center	Owned	251,000
Schuylkill Haven,
Pennsylvania	Apparel storage	Leased	53,000
Austell, Georgia	Apparel warehouse and distribution center	Leased	421,000
Brinkley, Arkansas	Apparel warehouse and distribution center	Owned	112,000
Wilton, Maine	Footwear warehouse and distribution center	Owned	352,000
North Jay, Maine	Footwear warehouse and distribution center	Owned	67,000
Jonesville, North Carolina	Apparel and footwear warehouse and distribution
	center	Owned	575,000

In addition, we lease certain other administrative/support offices and showrooms in various domestic and international locations. We also currently operate and lease over 700 apparel and footwear retail stores principally in the United States.

In connection with our acquisition of Calvin Klein, we acquired leases for a warehouse and distribution center, which also housed administrative offices, in North Bergen, New Jersey. We have closed the North Bergen, New Jersey facility (where we occupied 180,000 square feet) in connection with our licensing arrangement with Vestimenta.

In connection with our licensing of the Bass brand to Brown Shoe for wholesale footwear, we will be closing our South Portland, Maine offices and Wilton, Maine and North Jay, Maine warehouses and distribution centers. Continuing operations relating to our Bass retail business will be relocated to other facilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and related security holder matters appear in the Notes to Consolidated Financial Statements under the headings "Other Comments" on page F-24 "Selected Quarterly Financial Data" on page F-25 and "Ten Year Financial Summary" on pages F-27 and F-28. As of March 23, 2004, there were 1,040 stockholders of record of our common stock. The closing price of our common stock on March 23, 2004 was $18.03.

Item 6. Selected Financial Data

Selected Financial Data appears under the heading "Ten Year Financial Summary" on pages F-27 and
F-28.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes.

Business Description

We are one of the largest apparel companies in the world. Our portfolio of brands includes Van Heusen, Calvin Klein, IZOD, G.H. Bass & Co. and Bass, which are owned, and Arrow, Geoffrey Beene, Kenneth Cole New York, Reaction by Kenneth Cole and, beginning in mid and late 2004, BCBG Max Azria and MICHAEL Michael Kors, which are licensed. We acquired Calvin Klein, Inc., a lifestyle design and marketing company in February 2003. The addition of Calvin Klein, one of the world's most highly recognized designer brands, provides us with an additional platform for growth in revenues and profitability, and a significant royalty stream.

We believe that our strategy of managing and marketing a portfolio of nationally recognized brands across multiple product categories through multiple channels of distribution provides a stable and broad-based platform that helps diversify our risk profile. In addition, we leverage our sourcing, warehousing, distribution and information technology expertise across all of our brands, which allows us to respond rapidly to changes in sales trends and customer demands.

The year 2003 was both exciting and challenging. Early in the year, we completed the acquisition of Calvin Klein and, at that time, outlined a series of initiatives focused on integration, achieving targeted cost savings and beginning to take advantage of the global growth opportunities available to the brand. The financial results for 2003 include specific integration activities which are comprised of (i) the sales, cost of sales and operating expenses directly attributable to the Calvin Klein men's and women's high-end collection apparel businesses which were transferred to Vestimenta S.p.A. under a license agreement which went into full effect on January 1, 2004 and (ii) the costs of certain duplicative personnel and facilities during the integration of various Calvin Klein logistical and back office functions.

In the fourth quarter of 2003, we took certain initiatives to further align our strategic energies to supporting and growing our dress shirt, sportswear and Calvin Klein businesses. We announced we would exit the wholesale footwear business by licensing the Bass brand for wholesale distribution of footwear to Brown Shoe and announced the closing of up to 200 underperforming retail outlet stores across our Van Heusen, IZOD, Bass and Geoffrey Beene retail outlet chains. We have estimated that the pre-tax costs to be incurred in connection with these actions are approximately $40.0 million, of which $20.7 million was incurred prior to year end. (Please see the note entitled "Asset Impairments, Restructuring, Activity Exit Costs and Other Charges" in the Notes to Consolidated Financial Statements included in Item 8 of this report.) Overall, including the liquidation of working capital associated with exiting the wholesale footwear business and the outlet store closing program, these actions are expected to provide positive net cash flow.

RESULTS OF OPERATIONS

Operations Overview

The following table summarizes our results of operations in 2003, 2002 and 2001.

(in millions, except percentages)
	2003	2002	2001

Net sales	$1,438.9	$1,393.2	$1,421.0
Royalty and other revenues	143.1	11.8	10.8
Total revenues	1,582.0	1,405.0	1,431.9

Gross profit	657.5	531.2	506.2
% of total revenues	41.6%	37.8%	35.4%

Selling, general and
administrative expenses	601.8	462.2	465.1
% of total revenues	38.0%	32.9%	32.5%

Gain on sale of investment	3.5

Income before interest and taxes	59.3	69.0	41.1

Interest expense	37.5	23.9	24.8
Interest income	1.1	1.2	0.3

Income before taxes	22.9	46.3	16.7

Income tax expense	8.2	15.9	6.0

Net income	$ 14.7	$ 30.4	$ 10.7

We generate net sales from (i) the wholesale distribution of apparel, principally under the brand names Van Heusen, Calvin Klein, IZOD, Arrow, Geoffrey Beene, Kenneth Cole New York, Reaction by Kenneth Cole and various private labels, and, through the end of 2003, footwear under the Bass brand, and (ii) the sale, through approximately 700 company operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and, beginning at the end of the third quarter of 2003, Calvin Klein. Our stores operate in an outlet format, except for three Calvin Klein image stores located in New York City, Dallas and Paris selling men's and women's high-end collection apparel and accessories, soft home furnishings and tableware.

We generate royalty and other revenues from fees for licensing the use of our trademarks. Prior to 2003, royalty and other revenues related principally to licensing the IZOD and Van Heusen trademarks. In 2003, royalty and other revenues increased significantly due to the acquisition of Calvin Klein. Calvin Klein royalty and other revenues are derived under licenses and other arrangements primarily for jeans, underwear, fragrances, eyewear, watches, table top and soft home furnishings.

In 2003, net sales were 91.0% and royalty and other revenues were 9.0% of our total revenues.

Gross profit on total revenues is total revenues less cost of goods sold. We include as cost of goods sold costs of production and procurement of product, including inbound freight, purchasing and receiving, inspection and internal transfer costs. Since there is no cost of goods sold associated with royalty and other revenues, 100% of such revenues are included in gross profit. Due to the above factors, our gross profit may not be comparable to that of other entities.

Selling, general and administrative expenses include all operating expenses other than expenses included in cost of goods sold. Salaries and related fringe benefits are the largest component of selling, general and administrative expenses, comprising 49.8% of such expenses in 2003. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 20.7% of selling, general and administrative expenses in 2003.

Net Sales

The 2003 net sales increase of $45.7 million is principally attributable to the net sales increases described below, offset, in part by the net sales decreases described below.

Net sales increases in 2003 include:

    $36.0 million attributable to the Calvin Klein businesses which we acquired on February 12, 2003. Of such amount, $14.2 million relate to the three Calvin Klein image stores which we currently plan to continue to operate, and $21.8 million relate to wholesale distribution of Calvin Klein men's and women's high-end collection apparel products. The high-end wholesale collection apparel business has been transferred to Vestimenta under a license agreement which went into full effect on January 1, 2004.
    $44.9 million attributable to our wholesale apparel business. Significant sales increases were achieved in IZOD and Arrow brand sportswear and Calvin Klein brand dress shirts, and, to a lesser extent, in Van Heusen brand sportswear and Arrow brand dress shirts.

Net sales decreases in 2003 include:

    A $20.1 million decline in our retail outlet divisions due to a difficult retail environment, particularly in the first three quarters of the year. Sales in our retail stores open at least two years declined 3.6% in 2003. Such decreases, when considered with prior year decreases, were deemed an impairment indicator which caused us to evaluate our chain of outlet stores in the fourth quarter of 2003. In connection therewith, an impairment of long-lived assets was recorded for approximately 200 stores. Many of these stores are expected to be closed over the next two years.
    A $15.1 million decrease attributable to reduced wholesale sales of footwear and private label sportswear.

In 2002, the $27.8 million net sales decrease related principally to a weak apparel environment, particularly in dress shirts, as well as a weak overall retail environment, as sales in our retail stores open at least two years declined 3.2%. Also contributing to the 2002 decrease was a reduction in promotional and close-out dress shirt sales used to liquidate excess inventory during 2001.

Net sales in 2004 are expected to include the effect of exiting and starting various businesses, including, without limitation, the following:

    The loss of the net sales attributable to the wholesale distribution of footwear under the Bass brand, which in 2003 were $61.3 million. The Bass wholesale footwear business has been transferred to Brown Shoe under a license that went into effect on February 2, 2004 and has an initial term that continues through January 31, 2007.

    The loss of the net sales attributable to store closings. We announced at the end of 2003, our intention to close up to 200 underperforming retail outlet stores over the next two years.
    The loss of the net sales from the wholesale distribution of the Calvin Klein men's and women's high-end collection apparel businesses, which businesses have been transferred under the license with Vestimenta. The net sales of the businesses were $21.8 million in 2003.
    The addition of net sales attributable to our planned launch of a Calvin Klein men's better sportswear line to be marketed to upscale specialty and department stores for the Fall 2004 season.
    The addition of net sales from Calvin Klein retail outlet stores in premium outlet malls, which we have begun to open. We currently intend to open as many as 75 Calvin Klein outlet stores over the next four to five years.

The net effect of these items, as well as anticipated changes in our ongoing businesses, is currently expected to result in an increase in 2004 net sales of 1.0%-2.5%.

Royalty and Other Revenues

The 2003 royalty and other revenues increase of $131.3 million is principally attributable to royalty and other revenues of the Calvin Klein Licensing segment. We currently expect that royalty and other revenues of the segment will increase in the future, both as a result of growth in the businesses of existing licensees, as well as signing additional license agreements.

Gross Profit on Total Revenues

The increase in the 2003 gross profit on total revenues percentage compared with 2002 is due principally to the increase in royalty and other revenues as a percentage of total revenues. Since royalty and other revenues do not carry a cost of sales, the gross profit percentage on such revenues is 100.0%. We currently expect that royalty and other revenues will continue to increase as a percentage of total revenues. If this occurs, the gross profit on total revenues percentage should increase.

Partially offsetting the gross profit percentage improvement from the revenue mix was the impact of the wholesale distribution of Calvin Klein men's and women's high-end collection apparel products. These businesses had a 120 basis point negative impact on the 2003 percentage. Their elimination by virtue of the license with Vestimenta, combined with our closing of underperforming retail outlet stores, is expected to have a positive effect on our gross profit percentage in 2004.

The increase in the 2002 gross profit on total revenues percentage compared with 2001 related principally to the cost benefits realized from the closure, at the beginning of 2002, of three dress shirt manufacturing facilities, as well as the reduction in promotional and close-out dress shirt sales used to liquidate excess inventory during 2001.

Selling, General and Administrative Expenses

The increased 2003 selling, general and administrative expense as a percentage of total revenues is principally related to two factors:

    Revenues associated with the Calvin Klein Licensing segment are principally royalty and other revenues which do not carry a cost of sales. Thus, all operating expenses associated with the Calvin Klein Licensing segment's royalty and other revenues are classified as selling, general and administrative expenses, which increases our selling, general and administrative expense as a percentage of total revenues.

    In 2003, we incurred approximately $36.4 million of selling, general and administrative expenses associated with (i) the wholesale distribution of Calvin Klein men's and women's high-end collection products, and (ii) the costs of certain duplicative personnel and facilities incurred during the integration of various Calvin Klein logistical and back office functions. The 2003 year also includes an $11.1 million charge for the impairment of long-lived assets in certain of our retail outlet stores, and related severance and lease termination costs.

While the transitional and impairment expenses are not expected to recur in 2004, increased expenses for Calvin Klein advertising and licensing administration, as well as expenses related to exiting the wholesale footwear business, are expected to keep the 2004 selling, general and administrative expense percentage relatively flat.

Gain on Sale of Investment

In the second quarter of 2003, we sold our minority interest in Gant Company AB for $17.2 million, net of related expenses, which resulted in a pre-tax gain of $3.5 million.

Interest Expense and Interest Income

Interest expense in 2003 increased significantly over 2002 and 2001 due to the acquisition of Calvin Klein. The $401.6 million net cash purchase price was funded by issuing $250.0 million of convertible redeemable preferred stock with the balance being funded by use of our cash and a term loan from the holders of the convertible redeemable preferred stock. The term loan carried an interest rate of 10%, and had a principal amount of between $100.0 million and $125.0 million from February 12, 2003 through May 5, 2003. The term loan was repaid on May 5, 2003 with the proceeds from our issuance of $150.0 million of 8 1/8% senior unsecured notes due 2013. Amortization of fees associated with the 8 1/8% senior unsecured notes also contributed to the increased interest expense in 2003.

On February 18, 2004, we issued $150.0 million of 7 1/4% senior unsecured notes due 2011. We used the net proceeds of the issuance towards the purchase and redemption of our 9 1/2% senior subordinated notes due 2008. In connection with the purchase and redemption, we paid a prepayment penalty of $7.3 million, and wrote off debt issuance costs of $1.7 million. The penalty and the write-off of debt issuance costs will be included in interest expense in the first quarter of 2004. As a result, interest expense in 2004 is expected to increase substantially over 2003. Excluding the effect of the prepayment penalty and the write-off of debt issuance costs, we currently expect that interest expense in 2004 will decrease below 2003 levels, as the benefits of the lower interest rate of the 7 1/4% senior unsecured notes are realized.

Income Taxes

Income tax expense as a percentage of pre-tax income was as follows:

2003	2002	2001
35.8%	34.3%	36.0%

The increased rate for 2003 compared with 2002 relates principally to (i) lower pre-tax income, which causes state and local franchise taxes that are not based on income to become a higher percentage, and (ii) increased non-deductible expenses included in pre-tax book income, principally related to the sale of our minority interest in Gant.

The decreased rate in 2002 compared with 2001 relates principally to (i) higher pre-tax income, which causes state and local franchise taxes which are not based on income to become a lower percentage, (ii) certain state tax saving strategies implemented by us and (iii) the cessation, upon adoption of FASB Statement No. 142, of amortizing for book purposes goodwill which is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure and cash flows were impacted significantly by the Calvin Klein acquisition. To finance the acquisition, we issued $250.0 million of convertible redeemable preferred stock. The preferred stock has a conversion price of $14.00 per share and a dividend rate of 8.0% per annum, payable quarterly, in cash. If we elect not to pay a cash dividend for any quarter, then the convertible preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. During the first three quarters of 2003, we did not pay the preferred dividends in cash, and as a result, the liquidation preference of the preferred stock increased to $264.7 million. We paid the fourth quarter dividend in cash during the first quarter of 2004. We currently plan to continue to pay future dividends on the preferred stock in cash. However, we, at our option, may choose not to pay a cash dividend in future quarters.

We also obtained a term loan from the preferred stockholders to finance the acquisition. The term loan was repaid in May 2003 with the net proceeds of our issuance of $150.0 million of 8 1/8% senior unsecured notes due 2013. As a result of this debt issuance, as well as our February 2004 issuance of 7 1/4% senior unsecured notes due 2011 and repurchase and redemption of our 9 1/2% senior subordinated notes due 2008 with the proceeds thereof, we have no maturities of long-term debt until February 15, 2011. In addition, the preferred stockholders cannot require redemption of the convertible redeemable preferred stock until 2013.

Cash provided by operating activities was $56.2 million in 2003 compared with $105.2 million in 2002. Cash provided by operating activities was impacted significantly by the Calvin Klein acquisition. Cash flow from net income, adjusted for noncash depreciation, deferred taxes and the impairment of long-lived assets, decreased $11.0 million compared with 2002. The remaining decrease in operating cash flow relates to changes in operating assets and liabilities as follows:

    Cash flow from receivables decreased $9.6 million, due principally to the timing of royalty payments related to the Calvin Klein Licensing segment.
    Cash flow from inventories increased $24.3 million, due principally to liquidating inventories associated with the Calvin Klein men's and women's high-end collection apparel businesses in connection with the transfer of the businesses pursuant to the license with Vestimenta.
    Cash outflow for accounts payable and accrued expenses increased $30.4 million, due principally to the Calvin Klein acquisition, including professional fees and restructuring initiatives, which included severance and lease exit costs.
    We made a voluntary $17.0 million contribution to our pension plan in January 2004 to improve our funding status.

We currently expect our cash flow from operating activities in 2004 to be in a range of $95.0 million to $105.0 million. Capital expenditures in 2004 are currently expected to be in a range of $38.0 million to $40.0 million, contingent purchase price payments in 2004 to Mr. Klein are currently expected to be in a range of $20.0 million to $22.0 million, and cash dividends in 2004 on both our common and preferred stock are currently expected to aggregate $25.0 million to $26.0 million. As a result, we currently expect to generate $10.0 million to $20.0 million of cash flow in 2004.

Beyond 2004, we currently expect that our net income will increase as a result of the growth in our businesses, principally related to Calvin Klein. Such earnings growth, if it materializes, is likely to increase our cash flow. From a cash flow perspective, any future earnings growth may be partially offset by, among other factors, increased working capital requirements or an increase in contingent purchase price payments to Mr. Klein.

For near-term liquidity, in addition to our cash balance, we have a secured revolving credit facility which provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million under both the revolving credit borrowings and the issuance of letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this secured revolving credit facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. As of February 1, 2004, we had no borrowings and $139.2 million outstanding letters of credit under this facility.

In the longer term, we believe that our ability to generate earnings and cash flow will be adequate to service our debt and fund any required working capital to support our growth. We believe that with the conversion price of our convertible redeemable preferred stock at $14.00 per share, the preferred stock in the future will be converted to common stock rather than redeemed. However, due to the extended date at which redemption could be required, and given our projections of future profitability, we believe that adequate financing could be secured, if necessary, to obtain additional funds for redemption, or, if opportunities present themselves, future acquisitions.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes, as of February 1, 2004, unless otherwise noted, our contractual cash obligations by future period:
Contractual Cash Obligations

	Payments Due by Period
	Total
Description	Obligations	2004	2005-2006	2007-2008	Thereafter
	(in millions)

Long-term debt (1)	$ 400.0				$400.0
Interest payments on long-term debt(1)	342.0	$ 30.3	$ 61.6	$ 61.6	188.5
Operating leases (2)	293.2	69.9	89.7	53.1	80.5
Inventory purchase commitments	373.5	373.5
Minimum contractual royalty
payments(3)	51.0	10.4	20.6	11.4	8.6
Supplemental defined benefit plan (4)	15.8				15.8
Total contractual cash obligations	$1,475.5	$484.1	$171.9	$126.1	$693.4

(1) Long-term debt and related interest payment obligations include $150.0 million of 7 1/4% senior unsecured notes which we issued on February 18, 2004, and exclude $150.0 million of 9 1/2% senior subordinated notes which we purchased and redeemed with the use of the net proceeds from the issuance of the 7 1/4% senior unsecured notes and available funds. In connection with the purchase and redemption, we paid a prepayment penalty of $7.3 million, which is not reflected in the table.

(2) Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

(3) We currently anticipate that future payments required under our license agreements will exceed significantly the contractual minimums shown in the table.

(4) We have an unfunded supplemental defined benefit plan covering 23 executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK - INTEREST AND EXCHANGE RATE SENSITIVITY

Financial instruments held by us include cash equivalents and long-term debt. Based upon the amount of cash equivalents held at February 1, 2004 and the average net amount of cash equivalents that we currently anticipate holding during 2004, we believe that a change of 100 basis points in interest rates would not have a material effect on our financial position or results of operations. The note entitled "Long-Term Debt" in the Notes to the Consolidated Financial Statements included in Item 8 of this report outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long- term debt.

Substantially all of our sales and expenses are currently denominated in United States dollars. However, certain of our operations and license agreements, particularly in the Calvin Klein Licensing segment, expose us to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro and the Yen. Exchange rate fluctuations can cause the United States dollar equivalent of the foreign currency cash flows to vary. This exposure arises as a result of (i) license agreements that require licensees to make royalty and other payments to us based on the local currency in which the licensees operate, with us bearing the risk of exchange rate fluctuations and (ii) our retail and administrative operations that require cash outflows in foreign currencies. To a certain extent, there is a natural hedge of exchange rate changes in that the foreign license agreements generally produce cash inflows and the foreign retail and administrative operations generally produce cash outflows. We may from time to time purchase foreign currency forward exchange contracts to hedge against changes in exchange rates. No forward exchange contracts were held as of February 1, 2004. We believe that future exchange rate changes will not have a material effect on our financial condition or results of operations.

SEASONALITY

Our business is seasonal, with higher sales and income in the second half of the year, which coincides with our two peak retail selling seasons: the first running from the start of the back to school and Fall selling season beginning in August and continuing through September, and the second being the Christmas selling season beginning with the weekend following Thanksgiving and continuing through the week after Christmas.

Also contributing to the strength of the second half is the high volume of Fall shipments to wholesale customers, which are generally more profitable than Spring shipments. The less profitable Spring selling season at wholesale combines with retail seasonality to make the first quarter weaker than the other quarters. Due to the Calvin Klein acquisition, in particular the impact of the substantial level of royalty and other revenues generated from the Calvin Klein Licensing segment, which tend to be earned more evenly throughout the year, some of this historical seasonality has been moderated in 2003, and additional moderation may occur in the future.

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

Sales allowance accrual - We have arrangements with many of our department and specialty store customers to support their sales of our products. We establish accruals which, based on a review of the individual customer arrangements and the expected performance of our products in their stores, we believe will be required to satisfy our obligations. It is possible that the accrual estimates could vary from actual results, which would require adjustment to the allowance accruals.

Inventories - We state our inventories at the lower of cost or market. When market conditions indicate that inventories may need to be sold below cost, inventories are written down to the estimated net realizable value. We believe that all inventory writedowns required at February 1, 2004 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Income taxes - As of February 1, 2004, we have deferred tax assets of $54.3 million related to tax loss and credit carryforwards which begin to expire principally in 2008. Realization of these carryforwards is primarily dependent upon the achievement of future taxable income. Based on the extended expiration dates and projections of future taxable income, we have determined that realization of these assets is more likely than not. If future changes to market conditions require a change in judgment as to realization, it is possible that material adjustments to these deferred tax assets may be required.

Goodwill and other intangible assets - As discussed in the Notes to the Consolidated Financial Statements included in Item 8 of this report, in 2002, we adopted FASB Statement No. 142. This statement requires, among other things, that goodwill and other indefinitely lived intangible assets no longer be amortized, and instead be tested for impairment based on fair value. An impairment loss could have a material adverse impact on our financial condition and results of operations. Performance of the goodwill impairment tests requires significant judgments regarding the allocation of net assets to the reporting unit level, which is the level at which the impairment tests are required. The determination of whether an impairment exists also depends on, among other factors, the estimated fair value of the reporting units, which itself depends in part on market conditions.

Medical claims accrual - We self-insure a significant portion of our employee medical costs. Based on trends and the number of covered employees, we record estimates of medical claims which have been incurred but not paid. If actual medical claims varied significantly from these estimates, an adjustment to the medical claims accrual would be required.

Pension benefits - Included in the calculations of expense and liability for our pension plans are various assumptions, including return on assets, discount rate and future compensation increases. Based on these assumptions, and due in large part to decreases in discount rates and the poor performance of U.S. equity markets in 2001 and 2002, we have significant unrecognized costs for our pension plans at February 1, 2004. Depending on future asset performance and discount rates, such costs could be required to be amortized in the future which could have a material effect on future pension expense. We are currently estimating that our 2004 pension expense will increase by approximately $4.0 million compared with 2003.

Long-lived asset impairment - During the fourth quarter of 2003, we determined that the long-lived assets in approximately 200 of our retail outlet stores were not recoverable, which resulted in us recording an impairment charge of $9.0 million. In order to calculate the impairment charge, we estimated each store's undiscounted future cash flows and the fair value of the related long-lived assets. The undiscounted future cash flows for each store were estimated assuming the 2003 sales trends continued in the future. If different assumptions had been used for future sales trends, the number of impaired stores could have been significantly higher or lower. The fair value of the long- lived assets was estimated based on our experience in disposing of leasehold improvements of stores which we had closed.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of February 1, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 1, 2004. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" in our proxy statement for the Annual Meeting of Stockholders to be held on June 15, 2004. Information with regard to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held on June 15, 2004. Information with regard to our executive officers is contained in the section entitled "Executive Officers of the Registrant" in Part I, Item 1 of this report. Information with regard to our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the sections entitled "Election of Directors" and "Other Information," respectively, in our proxy statement for the Annual Meeting of Stockholders to be held on June 15, 2004.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in our proxy statement for the Annual Meeting of Stockholders to be held on June 15, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our proxy statement for the Annual Meeting of Stockholders to be held on June 15, 2004.

Item 13. Certain Relationships and Related Transactions

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" in our proxy statement for the Annual Meeting of Stockholders to be held on June 15, 2004.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 is incorporated herein by reference to the section entitled "Selection of Auditors" in our proxy statement for the Annual Meeting of Stockholders to be held on June 15, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) See page F-1 for a listing of the consolidated financial statements included in Item 8 of this report.

(a)(2) See page F-1 for a listing of financial statement schedules submitted as part of this report.

(a)(3) The following exhibits are included in this report:

Exhibit

Number

2.1

Stock Purchase Agreement, dated December 17, 2002, among Phillips-Van Heusen Corporation, Calvin Klein, Inc., Calvin Klein (Europe), Inc., Calvin Klein (Europe II) Corp., Calvin Klein Europe S.r.l., CK Service Corp., Calvin Klein, Barry Schwartz, Trust for the Benefit of the Issue of Calvin Klein, Trust for the Benefit of the Issue of Barry Schwartz, Stephanie Schwartz-Ferdman and Jonathan Schwartz (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 20, 2002). The registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 5 to our Annual Report on Form 10-K for the fiscal year ended January 29, 1977).

3.2	Amendment to Certificate of Incorporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to our Annual Report on Form 10-K for the fiscal year ended February 3, 1985).

3.3

Certificate of Designation of Series A Cumulative Participating Preferred Stock, filed June 10, 1986 (incorporated by reference to Exhibit A of the document filed as Exhibit 3 to our Quarterly Report on Form 10-Q for the period ended May 4, 1986).

3.4	Amendment to Certificate of Incorporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to our Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

3.5	Amendment to Certificate of Incorporation, filed June 1, 1993 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the fiscal year ended January 30, 1994).

3.6	Amendment to Certificate of Incorporation, filed June 20, 1996 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended July 28, 1996).

3.7

Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 26, 2003).

3.8

Corrected Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation, dated April 17, 2003 (incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2003).

3.9	By-Laws of Phillips-Van Heusen Corporation, as amended through June 18, 1996 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended July 28, 1996).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to our Annual Report on Form 10-K for the fiscal year ended January 31, 1981).

4.2

Preferred Stock Purchase Rights Agreement (the "Rights Agreement"), dated June 10, 1986 between PVH and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the period ended May 4, 1986).

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

4.13

Indenture, dated as of May 5, 2003, between Phillips-Van Heusen Corporation and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q for the period ended May 4, 2003).

+4.14	Indenture, dated as of February 18, 2004 between Phillips-Van Heusen Corporation and SunTrust Bank as Trustee.

*10.1	1987 Stock Option Plan, including all amendments through April 29, 1997 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 4, 1997).

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

*10.16

Phillips-Van Heusen Corporation 2003 Stock Option Plan, effective as of May 1, 2003, as amended through June 10, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 4, 2003).

10.17

Revolving Credit Agreement, dated as of October 17, 2002, among PVH, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com.inc., G.H. Bass Franchises Inc., CD Group Inc., and the lender parties thereto, JP Morgan Chase Bank, as Administrative Agent and Collateral Agent, Lead Arranger and Sole Bookrunner, Fleet Retail Finance Inc., as Co-Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and Bank of America, N.A., as Co-Documentation Agent (incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the period ended November 3, 2002).

10.18

Securities Purchase Agreement, dated December 16, 2002, among Phillips-Van Heusen Corporation, Lehman Brothers Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 20, 2002).

10.19

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

10.22

First Amendment and Waiver Agreement, dated as of December 13, 2002 to the Revolving Credit Agreement, dated as of October 17, 2002, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com.inc., G.H. Bass Franchises Inc., CD Group Inc., and the lender parties thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Lead Arranger and Sole Bookrunner, Fleet Retail Finance Inc., as Co-Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and Bank of America, N.A., as Co-Documentation Agent (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on February 26, 2003).

10.23

Consent dated as of February 12, 2003 among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com.inc., G.H. Bass Franchises Inc., CD Group Inc., and the lender parties thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Lead Arranger and Sole Bookrunner, Fleet Retail Finance Inc., as Co-Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and Bank of America, N.A., as Co- Documentation Agent (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 26, 2003).

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

10.25

Investors' Rights Agreement, dated as of February 12, 2003, by and among Phillips-Van Heusen Corporation and the Investors listed therein (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on February 26, 2003).

+10.26

Second Amendment and Waiver Agreement, dated as of January 30, 2004, to the Revolving Credit Agreement, dated as of October 17, 2003, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com.inc, G.H. Bass Franchises Inc., CD Group Inc., and the lender parties thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Lead Arranger and Sole Bookrunner, Fleet Retail Finance Inc., as Co-Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and Bank of America, N.A., as Co-Documentation Agent.

+21	Phillips-Van Heusen Subsidiaries.

+23	Consent of Independent Auditors.

+99.1	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

+99.2	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

+99.3	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

+99.4	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

__________________________

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(c) of this report.

+ Filed herewith.

(b) Reports on Form 8-K filed during the fourth quarter of 2003:

We filed a report on Form 8-K, dated as of January 29, 2004, to disclose the issuance of a press release by us. The purpose of such press release was to announce our commencement of a cash tender offer to purchase our 9 1/2% Senior Subordinated Notes due 2008 and a related consent solicitation.

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

Dated: April 7, 2004
PHILLIPS-VAN HEUSEN CORPORATION

By: /s/ Bruce J. Klatsky
Bruce J. Klatsky
Chairman, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Bruce J. Klatsky	Chairman, Chief Executive	April 7, 2004
Bruce J. Klatsky	Officer and Director
(Principal Executive Officer)

/s/ Mark Weber	President, Chief Operating	April 15, 2004
Mark Weber	Officer and Director

/s/ Emanuel Chirico	Executive Vice President and	April 7, 2004
Emanuel Chirico	Chief Financial Officer
(Principal Financial Officer)

/s/ Vincent A. Russo	Vice President and Controller	April 14, 2004
Vincent A. Russo	(Principal Accounting Officer)

/s/ Edward H. Cohen	Director	April 9, 2004
Edward H. Cohen

/s/ Joseph B. Fuller	Director	April 9, 2004
Joseph B. Fuller

/s/ Joel H. Goldberg	Director	April 7, 2004
Joel H. Goldberg

/s/ Marc Grosman	Director	April 9, 2004
Marc Grosman

/s/ David A. Landau	Director	April 12, 2004
David A. Landau

/s/ Harry N.S. Lee	Director	April 14, 2004
Harry N.S. Lee

/s/ Bruce Maggin	Director	April 7, 2004
Bruce Maggin

/s/ Henry Nasella	Director	April 9, 2004
Henry Nasella

/s/ Christian Näther	Director	April 2, 2004
Christian Näther

/s/ Peter J. Solomon	Director	April 6, 2004
Peter J. Solomon

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:
Consolidated Income Statements--Years Ended
February 1, 2004, February 2, 2003 and February 3, 2002	F-2

Consolidated Balance Sheets--February 1, 2004 and
February 2, 2003	F-3

Consolidated Statements of Cash Flows--Years Ended
February 1, 2004, February 2, 2003 and February 3, 2002	F-4

Consolidated Statements of Changes in Stockholders'
Equity--Years Ended February 1, 2004, February 2, 2003
and February 3, 2002	F-5

Notes to Consolidated Financial Statements	F-6

Selected Quarterly Financial Data	F-25

Report of Ernst & Young LLP, Independent Auditors	F-26

Ten Year Financial Summary	F-27

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-29

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)
	2003	2002	2001

Net sales	$1,438,891	$1,393,207	$1,421,046
Royalty and other revenues	143,120	11,766	10,846
Total revenues	1,582,011	1,404,973	1,431,892
Cost of goods sold	924,477	873,743	925,662

Gross profit	657,534	531,230	506,230
Selling, general and administrative expenses	601,752	462,195	465,091
Gain on sale of investment	3,496
Income before interest and taxes	59,278	69,035	41,139

Interest expense	37,476	23,892	24,753
Interest income	1,104	1,163	302

Income before taxes	22,906	46,306	16,688
Income tax expense	8,200	15,869	6,008

Net income	14,706	30,437	10,680

Preferred stock dividends	20,027

Net income (loss) available to common stockholders	$ (5,321)	$ 30,437	$ 10,680

Basic net income (loss) per common share	$ (0.18)	$ 1.10	$ 0.39

Diluted net income (loss) per common share	$ (0.18)	$ 1.08	$ 0.38

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	February 1,	February 2,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$ 132,988	$117,121
Accounts receivable, less allowances for doubtful accounts
of $5,863 and $2,872	96,691	69,765
Inventories	218,428	230,971
Other, including deferred taxes of $17,164 and $19,404	40,805	33,270
Total Current Assets	488,912	451,127
Property, Plant and Equipment	138,537	142,635
Goodwill	160,391	94,742
Tradenames and Other Intangible Assets	628,773	18,233
Other Assets, including deferred taxes of $32,043 as of February 2, 2003	22,670	64,963

	$1,439,283	$771,700

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 49,772	$ 40,638
Accrued expenses	133,092	86,801
Total Current Liabilities	182,864	127,439
Long-Term Debt	399,097	249,012
Other Liabilities, including deferred taxes of $178,269 as of February 1, 2004	296,419	123,022
Series B convertible redeemable preferred stock; par value $100 per share;
10,000 shares authorized, issued and outstanding	264,746
Stockholders' Equity:
Preferred stock, par value $100 per share; 140,000 shares
authorized (125,000 shares designated as Series A; 15,000 shares undesignated); no shares outstanding
Common stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 30,645,744 and 27,812,954	30,646	27,813
Additional capital	155,397	123,645
Retained earnings	145,649	155,525
Accumulated other comprehensive loss	(35,081)	(34,370)
	296,611	272,613
Less: 33,045 and 28,581 shares of common stock held in
treasury-at cost	(454)	(386)

Total Stockholders' Equity	296,157	272,227

	$1,439,283	$771,700

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	2003	2002	2001
Operating activities:
Net income	$14,706	$ 30,437	$ 10,680
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	28,570	25,678	25,734
Deferred income taxes	3,944	14,203	4,756
Impairment of long-lived assets	12,147

Changes in operating assets and liabilities:
Receivables	3,603	13,180	17,888
Inventories	27,039	2,733	39,331
Accounts payable and accrued expenses	(17,316)	13,081	(23,737)
Employer pension contributions	(18,359)	(2,005)	(5,371)
Prepaids and other-net	1,889	7,921	(5,628)
Net Cash Provided By Operating Activities	56,223	105,228	63,653

Investing activities:
Purchase of property, plant and equipment	(31,970)	(29,451)	(33,406)
Sale of investment in Gant Company AB, net of related fees	17,234
Acquisition of Calvin Klein, net of acquired cash	(401,565)
Contingent purchase price payments to Mr. Klein	(16,955)
Other acquisitions			(5,600)
Net Cash Used By Investing Activities	(433,256)	(29,451)	(39,006)

Financing activities:
Proceeds from issuance of 10% secured term loan	125,000
Repayment of 10% secured term loan	(125,000)
Proceeds from issuance of 8 1/8% senior unsecured notes, net
of related fees	144,696
Proceeds from issuance of Series B convertible redeemable
preferred stock, net of related fees	249,250
Proceeds from revolving line of credit	16,500		58,300
Payments on revolving line of credit	(16,500)		(58,300)
Exercise of stock options	3,577	1,985	2,845
Acquisition of treasury shares	(68)	(60)
Cash dividends on common stock	(4,555)	(4,160)	(4,136)
Net Cash Provided (Used) By Financing Activities	392,900	(2,235)	(1,291)

Increase in cash	15,867	73,542	23,356
Cash at beginning of period	117,121	43,579	20,223
Cash at end of period	$132,988	$117,121	$ 43,579

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share data)
					Accumulated
	Common Stock				Other
	Shares	$1 par Value	Additional Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders' Equity

February 4, 2001	27,428,108	$27,428	$118,755	$122,704		$(326)	$268,561
Net income				10,680			10,680
Minimum pension liability,
net of tax benefit of $7,700					$ (12,500)		(12,500)
Total comprehensive loss							(1,820)
Stock options exercised	218,064	218	2,627				2,845
Tax benefit from exercise
of stock options			277				277
Cash dividends on common
stock				(4,136)			(4,136)

February 3, 2002	27,646,172	27,646	121,659	129,248	(12,500)	(326)	265,727
Net income				30,437			30,437
Minimum pension liability,
net of tax benefit of $13,300					(21,870)		(21,870)
Total comprehensive income							8,567
Stock options exercised	166,782	167	1,818				1,985
Tax benefit from exercise
of stock options			168				168
Cash dividends on common
stock				(4,160)			(4,160)
Acquisition of 3,954
treasury shares						(60)	(60)

February 2, 2003	27,812,954	27,813	123,645	155,525	(34,370)	(386)	272,227
Net income				14,706			14,706
Minimum pension liability,
net of tax benefit of $400					(530)		(530)
Foreign currency translation
adjustments, net of tax
benefit of $111					(181)		(181)
Total comprehensive income							13,995
Stock options exercised	296,864	297	3,280				3,577
Tax benefit from exercise
of stock options			371				371
Issuance of common stock and
warrant related to Calvin
Klein acquisition	2,535,926	2,536	28,101				30,637
Cash dividends on common
stock				(4,555)			(4,555)
Preferred stock dividends				(20,027)			(20,027)
Acquisition of 4,464
treasury shares						(68)	(68)

February 1, 2004	30,645,744	$30,646	$155,397	$145,649	$(35,081)	$ (454)	$296,157

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

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

Fiscal Year - Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Results for 2003, 2002 and 2001 represent the 52 weeks ended February 1, 2004, February 2, 2003 and February 3, 2002, respectively.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Goodwill and Intangible Assets - In 2002, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets." This standard requires that goodwill and other indefinitely lived intangible assets not be amortized, but instead be tested for impairment. Goodwill is tested for impairment annually, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Under FASB Statement No. 142, reporting units are defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Under these criteria, as of February 1, 2004, the Company had nine reporting units. The Company's goodwill relates to and is directly assigned to three of its reporting units. An impairment loss would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. The estimated fair value of a reporting unit is calculated based on the reporting unit's percentage contribution of earnings to the Company and applied to the estimated fair market value of the Company.

Indefinitely lived intangible assets not subject to amortization are tested for impairment annually, and between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life, which are thus subject to amortization, are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset exceeds the fair value of the asset, which is determined using the estimated undiscounted cash flows associated with the asset's use. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.

No impairment of goodwill or other intangible assets resulted from the Company's required annual impairment tests in 2003 and 2002.

Asset Impairments - The Company reviews for and records impairment losses on long-lived assets (excluding goodwill and other indefinitely lived intangible assets) in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Inventories - Inventories, comprised principally of finished goods, are stated at the lower of cost or market. Cost for certain apparel inventories of $116,353 (2003) and $121,129 (2002) is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At February 1, 2004 and February 2, 2003, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

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

Contributions from Landlords - The Company receives build out contributions from landlords primarily as an incentive for the Company to lease retail store space from the landlords. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

Fair Value of Financial Instruments - Using discounted cash flow analyses, the Company estimates that the fair value of all financial instruments approximates their carrying value, except as noted in the note entitled "Long-Term Debt."

Revenue Recognition - Sales are recognized upon shipment of products to customers since title passes upon shipment and, in the case of sales by the Company's outlet stores, when goods are sold to consumers. Allowances for estimated returns and discounts are provided when sales are recorded. Royalty revenue, including licensee contributions toward advertising, is recognized when licensed products are sold by the Company's licensees. For licensees whose sales are not expected to exceed contractual sales minimums, royalty revenue is recognized based on contractual minimums.

Advertising - Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Included in advertising expenses are costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer's advertising expenditures. Advertising expenses totalled $77,013 (2003), $33,544 (2002) and $33,132 (2001). Advertising expenses increased significantly in 2003 due to advertising and promotion associated with Calvin Klein, which the Company acquired on February 12, 2003.

Shipping and Handling Fees and Costs - Shipping and handling fees billed to customers are included in net sales. Internal and external shipping and handling costs are included in cost of sales. Such costs include inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs and other product procurement related charges.

Cost of Sales and Selling, General and Administrative Expenses - Costs associated with the production and procurement of product are included in cost of sales, including inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs and other product procurement related charges. All other expenses, excluding interest and income taxes, are included in selling, general and administrative expenses, including warehousing and distribution expenses as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities and payroll.

Reclassifications - For comparative purposes, certain prior period amounts have been reclassified to conform to the current period's presentation.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Derivative Financial Investments - The Company from time to time purchases foreign currency forward exchange contracts to hedge against changes in exchange rates. Forward exchange contracts are not held for the purpose of trading or speculation. The Company classifies such contracts as cash flow hedges because the principal terms of the forward exchange contracts are the same as the underlying forecasted foreign currency cash flows. Therefore, changes in the fair value of the forward contracts should be highly effective in offsetting changes in the expected foreign currency cash flows, and accordingly, changes in the fair value of forward exchange contracts are recorded in accumulated other comprehensive loss until the contracts mature. At February 1, 2004 and February 2, 2003, the Company owned no forward exchange contracts, and thus no amounts are recorded in accumulated other comprehensive loss.

Stock-Based Compensation - The Company accounts for its stock options under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of FASB Statement No. 123, "Accounting for Stock- Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under APB Opinion No. 25, the Company does not recognize compensation expense because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123:
	2003	2002	2001

Net income - as reported	$14,706	$30,437	$10,680
Deduct: Stock-based employee
compensation expense determined under fair
value method, net of related tax effects	3,385	3,368	2,998

Net income - as adjusted	$11,321	$27,069	$ 7,682

Net income (loss) per common share:
Basic - as reported	$ (0.18)	$ 1.10	$ 0.39
Diluted - as reported	$ (0.18)	$ 1.08	$ 0.38
Basic - as adjusted	$ (0.29)	$ 0.98	$ 0.28
Diluted - as adjusted	$ (0.29)	$ 0.97	$ 0.28

The assumptions used to calculate the fair value of stock options at their grant dates are presented in the note entitled "Stockholders' Equity."

ACQUISITION OF CALVIN KLEIN

On February 12, 2003, the Company purchased all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. The Company paid $401,565 in cash, net of $6,435 cash acquired, and issued 2,536 shares of the Company's common stock, valued at $30,000, in connection with the acquisition. The purchase price also included, in consideration of Mr. Klein's sale to the Company of all of his rights under a design services letter agreement with Calvin Klein, Inc., a nine-year warrant in favor of Mr. Klein to purchase 320 shares of the Company's common stock at $28.00 per share, which the Company has valued at $637 based on the Black-Scholes model, and contingent purchase price payments for 15 years based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are charged to goodwill. The Company and the former stockholders of the acquired entities are in the process of finalizing the closing date net book value of the acquired entities; thus the amount paid is subject to adjustment.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Please see the notes entitled "Convertible Redeemable Preferred Stock," "Goodwill and Other Intangible Assets," "Long-Term Debt" and "Noncash Investing and Financing Transactions" in relation to the acquisition.

If the acquisition, including the issuance of convertible redeemable preferred stock, had occurred on the first day of fiscal 2002 instead of on February 12, 2003, the Company's proforma consolidated results of operations would have been:

	2003	2002

Total revenues	$1,586,575	$1,576,965
Net income	$ 14,336	$ 37,959
Basic net income (loss) per common share	$ (0.20)	$ 0.59
Diluted net income (loss) per common share	$ (0.20)	$ 0.58

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets, including acquired cash of $6,435	$ 55,687
Intangible assets	610,600
Other non-current assets	4,592
Total assets acquired	$670,879

Current liabilities	$ 72,581
Deferred taxes	208,355
Total liabilities assumed	$280,936

Net assets acquired	$389,943

In connection with the acquisition, the Company recorded a liability of $19,724 in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," principally related to severance and termination benefits for certain employees of the acquired entities and lease and other contractual obligations related to certain facilities which the Company no longer operates. Through 2003, $9,607 was charged to this liability, leaving $10,117 in this liability at February 1, 2004.

In connection with the acquisition, the Company recorded $48,694 in goodwill. Included in intangible assets are tradenames valued at $524,000, perpetual license rights valued at $86,000 and a covenant not to compete valued at $600, which the Company recorded based upon third- party valuations. In addition, the Company recorded a deferred tax liability of $231,800 in relation to the acquisition of the tradenames and perpetual license rights.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

EARNINGS PER SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:
2003		2002	2001

Net income	$14,706	$30,437	$10,680
Less: Preferred stock dividends	20,027
Net income (loss) available to common
stockholders for basic and diluted net income
(loss) per common share	$ (5,321)	$30,437	$10,680

Weighted average common shares
outstanding for basic net income (loss)
per common share	30,314	27,770	27,595
Impact of dilutive employee stock options		395	452
Total shares for diluted net income (loss)
per common share	30,314	28,165	28,047

Basic net income (loss) per common share	$ (0.18)	$ 1.10	$ 0.39
Diluted net income (loss) per common share	$ (0.18)	$ 1.08	$ 0.38

Options to purchase 1,334; 2,159 and 1,499 shares of common stock were excluded from the computation of diluted net income (loss) per common share for 2003, 2002 and 2001, respectively, because the options were not dilutive. In addition, employee stock options to purchase 695 common shares, which would have been dilutive had net income available to common stockholders been positive, were excluded from the computation of diluted net loss per common share for 2003 because 2003 net income available to common stockholders was a loss; the inclusion of such dilutive stock options thereof would have been antidilutive to the net loss per share computation. Conversion of the Company's convertible redeemable preferred stock into approximately 17,930 common shares outstanding for 2003 was not assumed because the inclusion thereof would have been antidilutive.

SALE OF INVESTMENT

In the second quarter of 2003, the Company sold its minority interest in Gant Company AB for $17,234, net of related fees, which resulted in a one-time pre-tax gain of $3,496.

INCOME TAXES

Income taxes consist of:
	2003	2002	2001
Federal:
Deferred	$3,944	$14,203	$4,284
State, foreign and local:
Current	4,256	1,666	1,252
Deferred			472

	$8,200	$15,869	$6,008

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Taxes paid were $4,389 (2003), $1,197 (2002) and $1,454 (2001).

The approximate tax effect of items giving rise to the deferred income tax asset (liability) recognized in the Company's balance sheets is as follows:
	2003	2002

Depreciation and amortization	$ (14,909)	$(19,343)
Employee compensation and benefits	14,324	16,796
Tax loss and credit carryforwards	54,265	32,983
Minimum pension liability	21,400	21,000
Book versus tax basis difference related to identifiable intangible
assets	(231,800)
Acquisition costs	(3,472)	(541)
Other-net	(913)	552

	$(161,105)	$ 51,447

Included in the tax loss and credit carryforwards at the end of 2003 is $7,988 of alternative minimum tax credits which never expire. The balance of the tax loss and credit carryforwards expires principally between 2008 and 2023.

A reconciliation of the statutory Federal income tax to the income tax expense is as follows:
	2003	2002	2001

Statutory 35% Federal tax	$ 8,017	$16,207	$5,841
State, foreign and local income and withholding taxes,
net of Federal income tax benefit	3,903	1,082	1,019
U.S. Federal tax credit for foreign withholding taxes	(3,233)	(337)	(264)
Other-net	(487)	(1,083)	(588)

Income tax expense	$ 8,200	$15,869	$6,008

The foreign and domestic components of income (loss) before provision for income taxes were as follows:
	2003	2002	2001

Domestic	$33,249	$46,306	$16,688
Foreign	(10,343)

	$22,906	$46,306	$16,688

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are summarized as follows:
	2003	2002

Land	$ 1,090	$ 1,139
Buildings and building improvements	26,036	28,004
Machinery, software and equipment	142,493	131,733
Furniture and fixtures	81,295	94,313
Leasehold improvements	70,303	73,350
	321,217	328,539
Less: Accumulated depreciation
and amortization	(182,680)	(185,904)
	$138,537	$142,635

LONG-TERM DEBT

Long-term debt is as follows:
	2003	2002

9 1/2% senior subordinated notes due 2008	$149,596	$149,521
7 3/4% debentures due 2023	99,501	99,491
8 1/8% senior unsecured notes due 2013	150,000
	$399,097	$249,012

The Company issued $150,000 of 9 1/2% senior subordinated notes due 2008 on April 22, 1998 with a yield to maturity of 9.58%. Interest is payable semi-annually. On February 18, 2004, the Company issued $150,000 of senior unsecured notes due 2011. The notes accrue interest at the rate of 7 1/4% per annum, which is payable semi-annually. The Company used the net proceeds of the issuance of the 7 1/4% senior unsecured notes and available cash to purchase and redeem its 9 1/2% senior subordinated notes due 2008. In connection with the 7 1/4% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to make restricted payments, as defined in the indenture governing the notes, including cash dividends.

The Company issued $100,000 of 7 3/4% debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. Interest is payable semi-annually. Based on current market conditions, the Company estimates that the fair value of these debentures on February 1, 2004, using discounted cash flow analyses, was approximately $77,700. In connection with the debentures, the Company must maintain a certain level of stockholders' equity in order to make restricted payments, as defined in the indenture governing the debentures, including cash dividends.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

In connection with the Calvin Klein acquisition, the Company entered into a 10% secured term loan agreement for $125,000 with affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited (collectively, "Apax"). The Company borrowed $100,000 in connection with the closing of the Calvin Klein acquisition and borrowed the remaining $25,000 on March 14, 2003. On May 5, 2003, the Company issued $150,000 of senior unsecured notes due 2013. The net proceeds of the offering after related fees were $144,696. The Company used the net proceeds of the offering to repay the $125,000 10% secured term loan from Apax, plus accrued interest. The notes accrue interest at the rate of 8 1/8% per annum, which is payable semi-annually. Based on current market conditions, the Company estimates that the fair value of these notes on February 1, 2004, using discounted cash flow analyses, was approximately $148,400. In connection with the notes, the Company must maintain, among other things, a certain interest coverage ratio in order to make restricted payments, as defined in the indenture governing the notes, including cash dividends.

The Company has a secured revolving credit facility which provides for revolving credit borrowings, as well as the issuance of letters of credit. The Company may, at its option, borrow and repay amounts up to a maximum of $325,000 under both the revolving credit borrowings and the issuance of letters of credit. Borrowing spreads and letters of credit fees are based on spreads above Eurodollar and other available interest rates, with the spreads changing based upon a pricing grid. For example, revolving credit spreads range from 175 to 275 basis points over Eurodollar loan rates and 100 to 200 basis points on outstanding letters of credit. All outstanding borrowings and letters of credit under this credit facility are due October 17, 2007. As of February 1, 2004, the Company had no borrowings and $139,187 outstanding letters of credit under this facility.

In connection with the revolving credit facility and the 7 3/4% debentures due 2023, substantially all of the Company's assets have been pledged as collateral.

Interest paid was $32,993 (2003), $23,782 (2002) and $24,805 (2001).

As a result of the Company's issuance of $150,000 7 1/4% senior unsecured notes on February 18, 2004 and the subsequent redemption of its $150,000 9 1/2% senior subordinated notes, there are no scheduled maturities of long-term debt until 2011.

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

Under certain circumstances, each Right will entitle the registered holder to acquire from the Company one one-hundredth (1/100) of a share of said Series A Preferred Stock at an exercise price of $100 per fractional share. The Rights will be exercisable, except in certain circumstances, commencing ten days following a public announcement that (i) a person or group has acquired or obtained the right to acquire 20% or more of the common stock, in a transaction not approved by the Board of Directors or (ii) a person or group has commenced or intends to commence a tender offer for 30% or more of the common stock (the "Distribution Date").

If the Company is the surviving corporation in a merger or other business combination then, under certain circumstances, each holder of a Right will have the right to receive upon exercise the number of shares of common stock having a market value equal to two times the exercise price of the Right.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

In the event the Company is not the surviving corporation in a merger or other business combination, or more than 50% of the Company's assets or earning power is sold or transferred, each holder of a Right will have the right to receive upon exercise the number of shares of common stock of the acquiring company having a market value equal to two times the exercise price of the Right.

At any time prior to the close of business on the Distribution Date, the Company may redeem the Rights in whole, but not in part, at a price of $0.05 per Right. The rights are currently scheduled to expire on June 16, 2006.

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

For purposes of the required disclosure requirements of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as illustrated in the Summary of Significant Accounting Policies, the Company estimated the fair value of stock options granted at the date of grant using the Black-Scholes model. The estimated fair value of the options is then amortized to expense over the options' vesting period.

The following summarizes the assumptions used to estimate the fair value of stock options granted in each year:
	2003	2002	2001

Risk-free interest rate	3.48%	4.75%	5.30%
Expected option life	6 Years	7 Years	7 Years
Expected volatility	29.5%	30.4%	30.7%
Expected dividends per share	$ 0.15	$ 0.15	$ 0.15
Weighted average estimated fair
value per share of options granted	$ 3.79	$ 5.55	$ 5.17

Other data with respect to stock options follows:
		Option Price			Weighted Average
	Shares	Per Share			Price Per Share

Outstanding at February 4, 2001	4,017	$ 6.81	-	$31.63	$11.99
Granted	922	9.65	-	17.40	13.43
Exercised	218	9.38	-	14.75	13.05
Cancelled	315	9.00	-	16.50	13.46
Outstanding at February 3, 2002	4,406	6.81	-	31.63	12.13
Granted	894	10.61	-	15.72	14.80
Exercised	167	7.50	-	14.75	11.90
Cancelled	267	9.38	-	22.38	12.33
Outstanding at February 2, 2003	4,866	6.81	-	31.63	12.62
Granted	1,038	12.34	-	16.70	12.55
Exercised	297	6.81	-	15.13	12.05
Cancelled	284	9.38	-	31.63	13.09
Outstanding at February 1, 2004	5,323	$ 6.81	-	$27.88	$12.61

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Additional information regarding stock options outstanding at February 1, 2004 follows:
			Weighted-Average		Weighted-Average
		Weighted-Average	Exercise Price		Exercise Price
Range of	Number of	Remaining	Per Share	Number of	Per Share
Exercise	Shares	Contractual	of Options	Shares	of Exercisable
Prices Per Share	Outstanding	Life	Outstanding	Exercisable	Options

$ 6.81 - $ 9.94	1,211	5.9	$ 9.46	870	$ 9.41
$10.90 - $13.16	1,842	5.1	12.66	992	12.94
$13.40 - $14.50	1,341	6.0	13.79	855	13.90
$14.55 - $17.40	928	7.1	14.92	356	14.84
$27.88	1	0.4	27.88	1	27.88
	5,323	5.8	$12.61	3,074	$12.43

Stock options available for grant at February 1, 2004 and February 2, 2003 amounted to 5,624 and 1,007 shares, respectively.

LEASES

The Company leases retail stores, manufacturing facilities, warehouses, showrooms, office space and equipment. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Retail store leases generally provide for the payment of percentage rentals based on store sales and other costs associated with the leased property.

At February 1, 2004, minimum annual rental commitments under non-cancellable operating leases, including leases for new retail stores which had not begun operating at February 1, 2004, are as follows:

2004	$ 69,914
2005	51,186
2006	38,526
2007	29,822
2008	23,288
Thereafter	80,469
Total minimum lease payments	$293,205

Rent expense is as follows:

	2003	2002	2001

Minimum	$75,626	$65,843	$65,010
Percentage and other	14,015	13,009	11,138
	$89,641	$78,852	$76,148

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

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

The measurement date used to determine pension and postretirement measurements for the pension plans and postretirement plan for each year is December 31.

Following is a reconciliation of the changes in the projected benefit obligation for each of the last two years:
	Pension Plans		Postretirement Plan
	2003	2002	2003	2002

Beginning of year	$172,934	$148,960	$35,670	$37,408
Service cost	3,982	3,211		67
Interest cost	11,514	10,998	2,444	2,012
Benefit payments, net	(8,388)	(8,822)	(2,667)	(2,494)
Actuarial loss	14,713	18,587	3,550	7,974
Plan amendments				(9,297)
End of year	$194,755	$172,934	$38,997	$35,670

The accumulated benefit obligation for the pension plans was $186,112 and $162,634 at the end of 2003 and 2002, respectively.

Following is a reconciliation of the fair value of the assets held by the Company's pension plans for each of the last two years:
	2003	2002

Beginning of year	$111,658	$123,187
Actual return	22,031	(8,239)
Benefits paid, net	(8,388)	(8,822)
Company contributions	1,791	5,532
End of year	$127,092	$111,658

The following table illustrates the percentage of the fair value of total pension plan assets for each major category:
	2003	2002

U.S. equities	61%	40%
International equities	11%	10%
Fixed income investments	27%	49%
Other (including cash)	1%	1%
	100%	100%

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

The pension plan assets are invested with the objective of being able to meet current and future benefit payment needs, while controlling pension expense volatility and future contributions. Plan assets are diversified among U.S. equities, international equities, fixed income investments and cash. The strategic target allocation is approximately 55% U.S. equities, 15% international equities and 30% fixed income investments.

Net benefit cost recognized in each of the last three years is as follows:
	Pension Plans			Postretirement Plan
	2003	2002	2001	2003	2002	2001

Service cost, including
expenses	$ 4,156	$ 3,371	$ 2,997		$ 67	$ 669
Interest cost	11,514	10,998	10,474	$2,444	2,012	2,677
Amortization of net loss	3,867	161	112	1,166	388	339
Amortization of transition
(asset) obligation		(21)	(40)			273
Expected return on
plan assets	(11,796)	(12,393)	(11,949)
Amortization of prior
service cost	1,856	1,949	2,140	(444)	(444)	104
	$ 9,597	$ 4,065	$ 3,734	$3,166	$2,023	$4,062

Following is a reconciliation of the projected benefit obligation at the end of each of the last two years to the amounts recognized on the balance sheet:
	Pension Plans		Postretirement Plan
	2003	2002	2003	2002

Projected benefit obligation at year-end	$ 194,755	$172,934	$ 38,997	$ 35,670
Unrecognized prior service cost	(3,569)	(5,412)	4,879	5,323
Unrecognized losses	(64,948)	(65,567)	(18,052)	(15,651)
Employer contributions made after 12/31/03	(17,612)
Minimum pension liability	56,300	55,370
Plan assets at fair value	(127,092)	(111,658)
Amount recognized in other liabilities	$ 37,834	$ 45,667	$ 25,824	$ 25,342

The Company currently estimates that in 2004, it will contribute approximately $10,000 to the pension plans and make postretirement claim payments of approximately $3,100 to the postretirement plan.

The health care cost trend rate assumed for 2004 is 10.0% and is assumed to decrease by 0.5% per year through 2014. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2003 and on the postretirement projected benefit obligation at February 1, 2004 would be as follows:
	1% Increase	1% Decrease

Impact on service and interest cost	$ 202	$ (177)
Impact on year-end projected benefit obligation	$3,443	$(2,990)

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Significant rate assumptions used in determining the projected benefit obligations at the end of each year and benefit cost in the following year, were as follows:
	2003	2002	2001

Discount rate	6.25%	6.75%	7.50%
Rate of increase in compensation
levels (applies to pension plans only)	4.00%	4.00%	4.00%
Long-term rate of return on assets	8.25%	8.75%	9.00%

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The Company has an unfunded supplemental defined benefit plan covering 23 current and retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. At February 1, 2004 and February 2, 2003, $15,789 and $14,471, respectively, are included in other liabilities as the accrued cost of this plan.

The Company has a savings and retirement plan and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. Matching contributions were $3,863 (2003), $3,061 (2002) and $3,082 (2001).

CONVERTIBLE REDEEMABLE PREFERRED STOCK

In connection with the Calvin Klein acquisition, the Company issued to Apax $250,000 of convertible redeemable preferred stock. The cash proceeds from this issuance after related fees were $249,250. The convertible redeemable preferred stock has a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. As of February 1, 2004, the liquidation preference of the convertible redeemable preferred stock was $264,746, as the Company elected not to pay cash dividends for each of the first three quarters of 2003 but did declare a cash dividend in the fourth quarter of 2003 that was paid in the first quarter of 2004. Conversion may occur any time at Apax's option. Conversion may occur at the Company's option on or after February 12, 2007, if the market value of the Company's common stock equals or exceeds 225% of the conversion price then in effect for 60 consecutive days. Apax can require the Company to redeem for cash all of the then outstanding shares of convertible redeemable preferred stock on or after November 1, 2013. On all matters put to a vote to holders of common stock, each holder of shares of the convertible redeemable preferred stock is entitled to the number of votes equal to the number of shares that would be issued upon conversion of the convertible redeemable preferred stock into common stock.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for 2003, by segment, are as follows:
Apparel and
Related	Calvin Klein
Products	Licensing	Total

Balance as of February 2, 2003	$94,742		$ 94,742
Goodwill recorded related to Calvin Klein
acquisition		$48,694	48,694
Contingent purchase price payments to Mr. Klein		16,955	16,955
Balance as of February 1, 2004	$94,742	$65,649	$160,391

The goodwill recorded related to the Calvin Klein acquisition is not expected to be tax deductible.

Intangible assets subject to amortization consist of the following:
	2003
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Covenant not to compete	$600	$60	$540

Amortization expense of the covenant not to compete was $60 in 2003, and is expected to be $60 in each of the next nine years.

Intangible assets not subject to amortization consist of the following:
2003		2002

Tradenames	$542,233	$18,233
Perpetual license rights	86,000
Total	$628,233	$18,233

At the end of 2003, accumulated amortization was $16,849 for goodwill and $527 for other intangible assets. At the end of each of 2002 and 2001, accumulated amortization was $16,849 for goodwill and $467 for other intangible assets.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

If goodwill and other indefinitely lived intangible assets had not been amortized in 2001, the Company's adjusted net income and earnings per share would have been as follows:
	2001
	Basic Net		Diluted Net
	Net	Income Per	Income Per
	Income	Common Share	Common Share

As reported	$10,680	$0.39	$0.38
Amortization of goodwill and
other indefinitely lived
intangible assets, net of tax	2,849	0.10	0.10
As adjusted	$13,529	$0.49	$0.48

OTHER ACQUISITIONS

Costs associated with other acquisitions on the Consolidated Statements of Cash Flows for 2001 consist principally of certain inventory purchases related to the Company entering into a license to market dress shirts and sportswear under the Arrow brand and its acquisition of the license to market dress shirts under the Kenneth Cole brands on July 24, 2000.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the detail of accumulated other comprehensive loss, net of related taxes:
	2003	2002

Minimum pension liability adjustment	$(34,900)	$(34,370)
Foreign currency translation adjustments	(181)
	$(35,081)	$(34,370)

ASSET IMPAIRMENTS, RESTRUCTURING, ACTIVITY EXIT COSTS AND OTHER CHARGES

Licensing the Bass Wholesale Business

In the fourth quarter of 2003, the Company announced the licensing of the Bass brand for wholesale distribution of footwear to Brown Shoe Company, Inc. and the Company's exiting of the wholesale footwear business. In connection with exiting the wholesale footwear business, the Company is relocating its retail footwear operations from South Portland, Maine to its New York, New York and Bridgewater, New Jersey offices. The Company is accounting for these actions under FASB Statement No. 146, "Accounting for Costs Associated with Exit and Disposal Activities."

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Costs associated with these activities are as follows:
	Total Expected	Incurred	Liability
	to be Incurred	in 2003	at 2/1/04

Severance and termination benefits	$ 7,306	$1,709	$1,660
Long-lived asset impairments	3,130	3,130
Inventory liquidation costs	3,407	3,407
Lease termination costs	2,200
Other wholesale footwear exit costs	4,244	1,353
Relocation of retail operations costs	5,633
Total	$25,920	$9,599	$1,660

The expected lease termination costs relate to the Company's facility in South Portland, Maine. Under FASB Statement No. 146, such costs will be recorded based on their fair value at the earlier of when an agreement is reached to terminate the lease, or when the facility ceases to be used. The Company presently expects to cease using the facility in the third quarter of 2004. The long-lived asset impairments relate principally to leasehold improvements in the South Portland, Maine facility and to various information systems that specifically supported the Company's wholesale footwear business. Costs associated with severance and termination benefits, long-lived asset impairments and other wholesale footwear exit costs are included in selling, general and administrative expenses of the Apparel and Related Products segment. Inventory liquidation costs are included in cost of goods sold of the Apparel and Related Products segment.

Retail Store Asset Impairment and Store Closings

Over the last two years, the Company's retail factory outlet stores have been under significant competitive pressure, which has resulted in negative same store sale comparisons and reduced overall profitability. This condition was an impairment indicator which caused the Company to evaluate its portfolio of stores to determine whether the net book value of the long-lived assets within the stores, principally leasehold improvements, was recoverable.

Based on this evaluation, during the fourth quarter of 2003, the Company determined that the long-lived assets in approximately 200 stores were not recoverable, which resulted in the Company recording an impairment of $9,017. This determination was made by comparing each store's expected undiscounted future cash flows to the carrying amount of the long-lived assets, and for each store in which the long-lived assets were not deemed recoverable, the net book value of the long-lived assets in excess of the fair value was written off. Fair value was estimated based on the Company's past experience in disposing of leasehold improvements of stores which it has closed.

In connection with the recording of the impairment of long-lived assets, the Company determined it would close a significant number of the impaired stores. Severance and lease termination costs for these actions are expected to total approximately $4,800, of which $2,123 was incurred in 2003. Of the $2,123, approximately $1,500 is included in accrued expenses as of February 1, 2004.

The charges for the asset impairment and severance and lease termination costs are included in selling, general and administrative expenses of the Apparel and Related Products segment.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

2001 Restructuring and Other Charges

In the fourth quarter of 2001, the Company recorded restructuring and other charges of $21,000 related to streamlining certain corporate and divisional operations, exiting three dress shirt manufacturing facilities and liquidating related dress shirt inventories. These charges were accounted for under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." While EITF Issue No. 94-3 was nullified by FASB Statement No. 146 in 2002, the Company has appropriately continued to account for this charge under the accounting and disclosure rules of EITF Issue No. 94-3.

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

The actions related to these charges have been completed by the Company as planned. However, due to the extended terms of certain contractual obligations associated with these actions, $900 remains in this liability as of February 1, 2004. These obligations will be paid in 2004.

NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Company's Investing Activities and Financing Activities sections of the Consolidated Statements of Cash Flows for 2003 were certain noncash transactions related to the Calvin Klein acquisition. As part of the purchase price, the Company issued shares of its common stock, valued at $30,000, to the selling shareholders. In addition, the Company issued a nine-year warrant to purchase the Company's common stock to Mr. Klein, valued at $637. Please see the note entitled "Acquisition of Calvin Klein."

Excluded from the Financing Activities section of the Consolidated Statements of Cash Flows for 2003 were preferred dividends of $20,027, as the Company elected not to pay a cash dividend in each of the first three quarters of 2003, and declared a cash dividend in the fourth quarter of 2003 that was paid in the first quarter of 2004, on the Company's convertible redeemable preferred stock that was issued to finance the acquisition. Please see the note entitled "Convertible Redeemable Preferred Stock."

SEGMENT DATA

The Calvin Klein acquisition has impacted significantly the way the Company manages and analyzes its operating results. As such, the Company has changed the way it reports its segment data. The Company manages and analyzes its operating results by two business segments: (i) Apparel and Related Products segment and (ii) Calvin Klein Licensing segment. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its dress shirt and sportswear divisions into the Apparel and Related Products segment. This segment derives revenues from marketing dress shirts and sportswear and, to a lesser extent, footwear and other accessories, principally under the brand names Van Heusen, Izod, Geoffrey Beene, Arrow, Kenneth Cole New York, Reaction by Kenneth Cole, Bass/G.H. Bass & Co., Calvin Klein and ck Calvin

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Klein. The Calvin Klein Licensing segment derives revenues from (a) licensing and similar arrangements worldwide of the Calvin Klein Collection, Calvin Klein and ck Calvin Klein brands for a broad array of products and (b) the marketing, directly by the Company, of high-end apparel and accessories collections for men and women under the Calvin Klein Collection brand. The Company includes the Calvin Klein Collection businesses in the Calvin Klein Licensing segment because management views the purpose of the Calvin Klein Collection businesses as building and marketing the Calvin Klein brands, which supports and benefits all of the brands' licensing businesses.
	Segment Data
	2003	2002	2001

Revenues - Apparel and Related Products
Net sales	$1,402,877	$1,393,207	$1,421,046
Royalty and other revenues	14,228	11,766	10,846
Total	1,417,105	1,404,973	1,431,892

Revenues - Calvin Klein Licensing
Net sales	36,014
Royalty and other revenues	128,892
Total	164,906

Total revenues
Net sales	1,438,891	1,393,207	1,421,046
Royalty and other revenues	143,120	11,766	10,846
Total	$1,582,011	$1,404,973	$1,431,892

Operating income - Apparel and Related Products	$ 74,636(1)	$ 94,514	$ 64,515(3)

Operating income - Calvin Klein Licensing	9,366(2)

Corporate expenses	24,724	25,479	23,376

Income before interest and taxes	$ 59,278	$ 69,035	$ 41,139

Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Corporate expenses for 2003 include a one-time pre-tax gain of $3,496 related to the Company's sale of its minority interest in Gant.

(1) Operating income for the Apparel and Related Products segment in 2003 includes $20,739 associated with the impairment and closing of certain retail outlet stores and licensing the Bass brand for wholesale distribution of footwear to Brown Shoe and exiting the wholesale footwear business.

(2) Operating income for the Calvin Klein Licensing segment in 2003 includes of $36,366 of costs related to the integration of Calvin Klein, which consist of (a) the operating losses of certain Calvin Klein businesses, principally relating to the men's and women's wholesale collection apparel businesses, which the Company has closed or licensed, and associated costs in connection therewith and (b) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

(3) Operating income in 2001 includes $21,000 of restructuring and other charges.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)
	2003	2002	2001
Identifiable assets
Apparel and Related Products	$ 518,866	$474,822	$498,481
Calvin Klein Licensing	632,490
Corporate	287,927	296,878	210,452
	$1,439,283	$771,700	$ 708,933
Depreciation and Amortization
Apparel and Related Products	$ 24,003	$ 22,753	$ 24,083
Calvin Klein Licensing	1,583
Corporate	2,984	2,925	1,651
	$ 28,570	$ 25,678	$ 25,734
Identifiable Capital Expenditures
Apparel and Related Products	$ 28,179	$ 26,519	$ 30,538
Calvin Klein Licensing	1,388
Corporate	2,403	2,932	2,868
	$ 31,970	$ 29,451	$ 33,406

Revenues for the Apparel and Related Products segment occur principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows for 2003:
Domestic	$ 93,958
Foreign	70,948
$164,906

OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company's suppliers from three raw material vendors. The amount guaranteed at February 1, 2004 was $693. The maximum amount guaranteed under all three contracts is $4,500. The guarantees expire on January 31, 2005.

One of the Company's directors, Mr. Harry N.S. Lee, is a director of TAL Apparel Limited, an apparel manufacturer and exporter based in Hong Kong. During 2003, 2002 and 2001, the Company purchased approximately $13,507, $14,390 and $2,681, respectively, of products from TAL Apparel Limited and certain related companies.

The Company is a party to certain litigation which, in management's judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company's financial position.

During each of 2003, 2002 and 2001, the Company paid four $0.0375 per share cash dividends on its common stock.

PHILLIPS-VAN HEUSEN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

(In thousands, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2003(1)	2002	2003(2)	2002	2003(3)	2002	2003(4)	2002

Total revenues(5)	$383,677	$349,421	$382,322	$331,192	$458,923	$409,103	$357,089	$315,257
Gross profit(5)	161,614	118,880	161,027	129,660	183,651	150,500	151,242	132,190
Net income (loss)	(2,153)	(831)	8,977	7,853	17,034	17,689	(9,152)	5,726

Basic net income (loss)
per common share	(0.22)	(0.03)	0.13	0.28	0.39	0.64	(0.47)	0.21

Diluted net income
(loss) per common share	(0.22)	(0.03)	0.13	0.28	0.34	0.63	(0.47)	0.20

Price range of common
stock per share
High	13.74	16.00	15.20	16.46	17.23	14.20	18.30	14.20
Low	11.16	10.35	12.65	11.00	13.72	10.80	16.27	11.22

(1) The first quarter of 2003 includes charges of $15,126 related to Calvin Klein integration costs. The tax effect of these charges was a benefit of $5,143. Calvin Klein integration costs consist of (a) the operating losses of certain Calvin Klein businesses that the Company has closed or licensed, and associated costs in connection therewith and (b) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

(2) The second quarter of 2003 includes charges of $7,198 related to Calvin Klein integration costs and a $3,496 gain resulting from the Company's sale of its minority interest in Gant. The net tax effect of these items was a benefit of $1,071.

(3) The third quarter of 2003 includes charges of $6,030 related to Calvin Klein integration costs. The tax effect of these charges was a benefit of $1,604.

(4) The fourth quarter of 2003 includes charges of $8,012 related to Calvin Klein integration costs, charges of $9,599 associated with licensing the Bass brand to Brown Shoe for wholesale distribution of footwear and exiting the wholesale footwear business, and charges of $11,140 associated with the impairment and closing of certain retail outlet stores. The tax effect of these charges was a benefit of $9,997.

(5) In the fourth quarter of 2003, the Company reclassified its recording of advertising contributions received from its licensees. As a result, the Company's previously disclosed totals for revenues and gross profit in quarterly SEC filings for 2003 differ from the amounts shown above. The reclassification had no effect on net income.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors

Phillips-Van Heusen Corporation

We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of February 1, 2004 and February 2, 2003, and the related consolidated income statements, consolidated statements of changes in stockholders' equity and consolidated statements of cash flows for each of the three years in the period ended February 1, 2004. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at February 1, 2004 and February 2, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As described in the summary of significant accounting policies, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," effective February 4, 2002.

E&Y SIGNATURE STAMP

New York, New York

March 8, 2004

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY

(In thousands, except per share data, percents and ratios)

	2003(1)	2002	2001(2)	2000(3)	1999
Summary of Operations
Revenues
Apparel and Related Products	$1,417,105	$1,404,973	$1,431,892	$1,455,548	$1,271,490
Calvin Klein Licensing	164,906
	1,582,011	1,404,973	1,431,892	1,455,548	1,271,490
Cost of goods sold and expenses	1,522,733	1,335,938	1,390,753	1,385,011	1,223,180
Income (loss) before interest and taxes	59,278	69,035	41,139	70,537	48,310
Interest expense, net	36,372	22,729	24,451	22,322	22,430
Income tax expense (benefit)	8,200	15,869	6,008	18,115	9,007
Net income (loss)	$ 14,706	$ 30,437	$ 10,680	$ 30,100	$ 16,873

Per Share Statistics
Basic net income (loss) per common share	$ (0.18)	$ 1.10	$ 0.39	$ 1.10	$ 0.62
Diluted net income (loss) per common share	(0.18)	1.08	0.38	1.10	0.62

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders' equity per common share	9.68	9.80	9.62	9.80	8.86

Financial Position
Current assets	488,912	451,127	405,300	436,381	425,970
Current liabilities	182,864	127,439	114,358	138,095	124,580
Working capital	306,048	323,688	290,942	298,286	301,390
Total assets	1,439,283	771,700	708,933	724,364	673,748
Long-term debt	399,097	249,012	248,935	248,851	248,784
Convertible redeemable preferred stock	264,746
Stockholders' equity	$ 296,157	$ 272,227	$ 265,727	$ 268,561	$ 241,685

Other Statistics
Total debt to total capital(7)	41.6%	47.8%	48.4%	48.1%	50.7%
Net debt to net capital(8)	32.2%	32.6%	43.6%	46.0%	38.9%
Current ratio	2.7	3.5	3.5	3.2	3.4
Average common shares outstanding	30,314	27,770	27,595	27,305	27,289

________________

(1) 2003 includes pre-tax charges of $36,366 related to integration costs associated with the Company's acquisition of Calvin Klein, Inc. and certain affiliated companies, pre-tax charges of $9,599 associated with licensing the Bass brand to Brown Shoe for wholesale distribution of footwear and exiting the wholesale footwear business, pre-tax charges of $11,140 associated with the impairment and closing of certain retail outlet stores and a pre-tax gain of $3,496 resulting from the Company's sale of its minority interest in Gant. Calvin Klein integration costs consist of (a) the operating losses of certain Calvin Klein businesses which the Company has closed or licensed, and associated costs in connection therewith and (b) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

(2) 2001 includes pre-tax charges of $21,000 for restructuring and other expenses.

(3) 2000 and 1996 include 53 weeks of operations.

(4) 1997 includes pre-tax charges of $132,700 for restructuring and other expenses.

(5) 1995 includes pre-tax charges of $27,000 for restructuring and other expenses.

(6) 1994 includes pre-tax charges of $7,000 for restructuring and other expenses.

(7) Total capital equals interest-bearing debt, preferred stock and stockholders' equity.

(8) Net debt and net capital are total debt and total capital reduced by cash.

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY (CONTINUED)
	1998	1997(4)	1996(3)	1995(5)	1994(6)
Summary of Operations
Revenues
Apparel and Related Products	$1,303,085	$1,350,007	$1,359,593	$1,464,128	$1,255,466
Calvin Klein Licensing
	1,303,085	1,350,007	1,359,593	1,464,128	1,255,466
Cost of goods sold and expenses	1,259,600	1,437,160	1,311,855	1,443,555	1,205,764
Income (loss) before interest and taxes	43,485	(87,153)	47,738	20,573	49,702
Interest expense, net	27,743	20,672	23,164	23,199	12,793
Income tax expense (benefit)	3,915	(41,246)	6,044	(2,920)	6,894
Net income (loss)	$ 11,827	$ (66,579)	$ 18,530	$ 294	$ 30,015

Per Share Statistics
Basic net income (loss) per common share	$ 0.43	$ (2.46)	$ 0.69	$ 0.01	$ 1.13
Diluted net income (loss) per common share	0.43	(2.46)	0.68	0.01	1.11

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders' equity per common share	8.39	8.11	10.73	10.20	10.35

Financial Position
Current assets	368,017	385,018	362,958	444,664	429,670
Current liabilities	132,686	133,335	122,266	183,126	114,033
Working capital	235,331	251,683	240,692	261,538	315,637
Total assets	674,313	660,459	657,436	749,055	596,284
Long-term debt	248,723	241,004	189,398	229,548	169,679
Convertible redeemable preferred stock
Stockholders' equity	$ 228,888	$ 220,305	$ 290,158	$ 275,292	$ 275,460

Other Statistics
Total debt to total capital(7)	54.0%	53.0%	43.1%	52.3%	38.2%
Net debt to net capital(8)	53.0%	51.8%	41.7%	50.8%	24.5%
Current ratio	2.8	2.9	3.0	2.4	3.8
Average common shares outstanding	27,218	27,108	27,004	26,726	26,563

_______________

(1) 2003 includes pre-tax charges of $36,366 related to integration costs associated with the Company's acquisition of Calvin Klein, Inc. and certain affiliated companies, pre-tax charges of $9,599 associated with licensing the Bass brand to Brown Shoe for wholesale distribution of footwear and exiting the wholesale footwear business, pre-tax charges of $11,140 associated with the impairment and closing of certain retail outlet stores and a pre-tax gain of $3,496 resulting from the Company's sale of its minority interest in Gant. Calvin Klein integration costs consist of (a) the operating losses of certain Calvin Klein businesses which the Company has closed or licensed, and associated costs in connection therewith and (b) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

(2) 2001 includes pre-tax charges of $21,000 for restructuring and other expenses.

(3) 2000 and 1996 include 53 weeks of operations.

(4) 1997 includes pre-tax charges of $132,700 for restructuring and other expenses.

(5) 1995 includes pre-tax charges of $27,000 for restructuring and other expenses.

(6) 1994 includes pre-tax charges of $7,000 for restructuring and other expenses.

(7) Total capital equals interest-bearing debt, preferred stock and stockholders' equity.

(8) Net debt and net capital are total debt and total capital reduced by cash.

SCHEDULE II

PHILLIPS-VAN HEUSEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Recorded in Relation to Acquisition	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Year Ended February 1, 2004

Deducted from asset accounts:
Allowance for doubtful
accounts	$2,872	$1,305(a)	$1,924(b)	$27(c)	$265(d)	$5,863

Year Ended February 2, 2003

Deducted from asset accounts:
Allowance for doubtful
accounts	$2,496		$ 658(b)	$ 19(c)	$ 301(d)	$2,872

Year Ended February 3, 2002

Deducted from asset accounts:
Allowance for doubtful
accounts	$2,051		$ 829(b)	$ 76(c)	$ 460(d)	$2,496

(a) Related to Calvin Klein Acquisition

(b) Provisions for doubtful accounts.

(c) Recoveries of doubtful accounts previously written off.

(d) Primarily uncollectible accounts charged against the allowance provided.