Form 10-Q
period 2004-05-02
PHILLIPS VAN HEUSEN CORP /DE/
filed 2004-06-10
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2004

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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of May 20, 2004: 30,777,467 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of May 2, 2004, February 1, 2004 and May 4, 2003	2

Condensed Consolidated Income Statements for the Thirteen Weeks Ended
May 2, 2004 and May 4, 2003	3

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
May 2, 2004 and May 4, 2003	4

Notes to Condensed Consolidated Financial Statements	5-11

Item 2 - Management's Discussion and Analysis of Results of Operations and
Financial Condition	12-16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	16

Item 4 - Controls and Procedures	17

PART II -- OTHER INFORMATION

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18

Item 6 - Exhibits and Reports on Form 8-K	18-21

Signatures	22

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Form 10-Q report including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward- looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the levels of sales of the Company's apparel and related products, both to its wholesale customers and in its retail stores, and the levels of sales of the Company's licensees at wholesale and retail, and the extent of discounts and promotional pricing in which the Company and its licensees are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory, including the Company's ability to realize revenue growth from developing and growing Calvin Klein; (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where the Company's products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into the Company with no substantial adverse affect on the acquired entity's, or the Company's existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of the Company's licensees to market successfully licensed products or to preserve the value of the Company's brands, or their misuse of the Company's brands and (viii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

The Company does not undertake any obligation to update publicly any forward-looking statement, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of May 2, 2004 and May 4, 2003 and the related condensed consolidated income statements and statements of cash flows for the thirteen week periods ended May 2, 2004 and May 4, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Phillips-Van Heusen Corporation as of February 1, 2004, and the related consolidated income statement, statement of changes in stockholders' equity, and statement of cash flows for the year then ended (not presented herein) and in our report dated March 8, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York

May 19, 2004

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)
	UNAUDITED	AUDITED	UNAUDITED
	May 2,	February 1,	May 4,
	2004	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$ 122,985	$ 132,988	$ 19,567
Accounts receivable, less allowances for doubtful accounts of
$6,591, $5,863 and $4,575	114,832	96,691	134,574
Inventories	194,026	218,428	251,353
Other, including deferred taxes of $17,164, $17,164 and $27,404	32,394	40,805	44,672
Total Current Assets	464,237	488,912	450,166
Property, Plant and Equipment	136,416	138,537	139,787
Goodwill	165,651	160,391	94,742
Tradenames and Other Intangible Assets	628,758	628,773	450,628
Other Assets, including deferred taxes of $45,429 as of May 4, 2003	26,655	22,670	78,780
	$1,421,717	$1,439,283	$1,214,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 42,514	$ 49,772	$ 42,341
Accrued expenses	121,458	133,092	123,090
Total Current Liabilities	163,972	182,864	165,431
Long-Term Debt	399,504	399,097	374,033
Other Liabilities, including deferred taxes of $178,918, $178,269 and $0	301,448	296,419	126,062

Series B convertible redeemable preferred stock, par value $100
per share;10,000 shares authorized, issued and outstanding	264,746	264,746	254,493

Stockholders' Equity:
Preferred Stock, par value $100 per share; 140,000 shares
authorized (125,000 shares designated as Series A; 15,000 shares undesignated); no shares outstanding
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 30,811,519; 30,645,744 and 30,353,297	30,812	30,646	30,353
Additional Capital	157,280	155,397	151,787
Retained Earnings	139,655	145,649	146,605
Accumulated Other Comprehensive Loss	(35,151)	(35,081)	(34,275)
	292,596	296,611	294,470
Less: 38,094; 33,045 and 28,581 shares of common stock
held in treasury - at cost	(549)	(454)	(386)
Total Stockholders' Equity	292,047	296,157	294,084

	$1,421,717	$1,439,283	$1,214,103

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended
	May 2,	May 4,
	2004	2003

Net sales	$339,623	$347,581
Royalty and other revenues	41,660	36,096
Total revenues	381,283	383,677

Cost of goods sold	207,951	222,063

Gross profit	173,332	161,614

Selling, general and administrative expenses	153,038	156,312

Income before interest and taxes	20,294	5,302

Interest expense	18,181	8,657
Interest income	338	93

Income (loss) before taxes	2,451	(3,262)

Income tax expense (benefit)	858	(1,109)

Net income (loss)	1,593	(2,153)

Preferred stock dividends	5,281	4,493

Net loss available to common stockholders	$ (3,688)	$ (6,646)

Basic and diluted net loss per common share	$ (0.12)	$ (0.22)

Dividends declared per common share	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Thirteen Weeks Ended
	May 2,	May 4,
	2004	2003

OPERATING ACTIVITIES:
Net income (loss)	$ 1,593	$ (2,153)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	7,056	6,776
Deferred income taxes	649	(1,386)
Prepayment penalty on early extinguishment of debt	7,293

Changes in operating assets and liabilities:
Receivables	(18,141)	(31,845)
Inventories	24,402	(5,514)
Accounts payable and accrued expenses	(18,892)	(21,654)
Prepaids and other-net	13,089	2,029
Net Cash Provided (Used) By Operating Activities	17,049	(53,747)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,137)	(2,894)
Contingent purchase price payments to Mr. Klein	(5,260)	(4,932)
Acquisition of Calvin Klein, net of acquired cash		(408,000)
Net Cash Used By Investing Activities	(9,397)	(415,826)

FINANCING ACTIVITIES:
Purchase and redemption of 9 1/2% senior subordinated notes	(157,293)
Proceeds from issuance of 7 1/4% senior unsecured notes,
net of related fees	145,271
Proceeds from issuance of 10% secured term loan		125,000
Proceeds from revolving line of credit		16,500
Payments on revolving line of credit		(16,500)
Proceeds from issuance of Series B convertible redeemable preferred stock,
net of related fees		249,250
Exercise of stock options	2,049	43
Acquisition of treasury shares	(95)
Cash dividends on common stock	(2,306)	(2,274)
Cash dividends on preferred stock	(5,281)
Net Cash Provided (Used) By Financing Activities	(17,655)	372,019

Decrease in cash	(10,003)	(97,554)

Cash at beginning of period	132,988	117,121

Cash at end of period	$ 122,985	$ 19,567

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

GENERAL

The Company's fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1, and are designated by the calendar year in which the fiscal year commences.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2004.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirteen weeks ended May 2, 2004 and May 4, 2003 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year.

INVENTORIES

Inventories, comprised principally of finished goods, are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At May 2, 2004, February 1, 2004 and May 4, 2003, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

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

EARNINGS PER SHARE

The Company computed its basic and diluted net loss per common share as follows:
	Thirteen Weeks Ended
	5/2/04	5/4/03

Net income (loss)	$ 1,593	$ (2,153)
Less: Preferred stock dividends	5,281	4,493
Net loss available to common stockholders for basic and
diluted net loss per common share	$ (3,688)	$ (6,646)

Weighted average common shares outstanding for
basic and diluted net loss per common share	30,715	29,929

Basic and diluted net loss per common share	$ (0.12)	$ (0.22)

Options to purchase 450 and 3,674 shares of common stock were excluded from the computation of diluted net loss per common share for the thirteen weeks ended May 2, 2004 and May 4, 2003, respectively, because the options were not dilutive. In addition, employee stock options to purchase 1,348 and 247 common shares, which would have been dilutive had net income available to common stockholders been positive, were excluded from the computation of diluted net loss per common share for the thirteen weeks ended May 2, 2004 and May 4, 2003, respectively, because net income available to common stockholders was a loss. Conversion of the Company's convertible redeemable preferred stock into approximately 18,910 and 16,091 common shares outstanding for the thirteen weeks ended May 2, 2004 and May 4, 2003, respectively, was not assumed because the inclusion thereof would have been antidilutive.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:
	Thirteen Weeks Ended
	5/2/04	5/4/03

Net income (loss)	$1,593	$(2,153)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(70)	95
Comprehensive income (loss)	$1,523	$(2,058)

The income tax effect related to foreign currency translation adjustments was a benefit of $43 and an expense of $58 for the thirteen weeks ended May 2, 2004 and May 4, 2003, respectively.

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

The following table illustrates the effect on net income (loss) and net loss per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123:
	Thirteen Weeks Ended
	5/2/04	5/4/03

Net income (loss) - as reported	$ 1,593	$(2,153)
Deduct: Stock-based employee
compensation expense determined under fair
value method, net of related tax effects	625	804
Net income (loss) - as adjusted	$ 968	$(2,957)

Net loss per common share:
Basic and diluted - as reported	$ (0.12)	$ (0.22)
Basic and diluted - as adjusted	$ (0.14)	$ (0.25)

ACQUISITION OF CALVIN KLEIN

On February 12, 2003, the Company purchased all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. The purchase price included, in consideration of Mr. Klein's sale to the Company of all of his rights under a design services letter agreement with Calvin Klein, Inc., contingent purchase price payments for 15 years based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are charged to goodwill.

Please see the notes entitled "Convertible Redeemable Preferred Stock," "Goodwill," "Long-Term Debt" and "Noncash Investing and Financing Transactions" in relation to the acquisition.

If the acquisition, including the issuance of convertible redeemable preferred stock, had occurred on the first day of fiscal 2003 instead of on February 12, 2003, the Company's proforma consolidated results of operations would have been:

Thirteen Weeks Ended
5/4/03

Total revenues	$388,241
Net loss	$ (2,523)
Basic and diluted net loss per common share	$ (0.25)

In connection with the acquisition, the Company recorded a liability of $19,724 in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," principally related to severance and termination benefits for certain employees of the acquired entities and lease and other contractual obligations related to certain facilities which the Company no longer operates. Through the end of 2003, the Company charged $9,607 to this liability, leaving $10,117 in this liability at February 1, 2004. During the first quarter of 2004, $1,254 was charged to this liability, leaving $8,863 in this liability at May 2, 2004.

ASSET IMPAIRMENTS, ACTIVITY EXIT COSTS AND OTHER CHARGES

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

Costs associated with these activities are as follows:
		Incurred	Cumulative
	Total Expected	in Quarter	Incurred
	to be Incurred	Ended 5/2/04	Through 5/2/04

Severance and termination benefits	$ 7,325	$2,869	$ 4,578
Long-lived asset impairments	3,130		3,130
Inventory liquidation costs	3,669	262	3,669
Lease termination costs	3,000
Other wholesale footwear exit costs	4,910	2,348	3,701
Relocation of retail operations costs	3,886	148	148
Total	$25,920	$5,627	$15,226

Liabilities recorded in connection with these activities are as follows:
		Costs Incurred	Costs Paid
	Liability	During Quarter	During Quarter	Liability
	at 2/1/04	Ended 5/2/04	Ended 5/2/04	at 5/2/04

Severance and termination benefits	$1,660	$2,869	$557	$3,972

The expected lease termination costs relate to the Company's facility in South Portland, Maine. Under FASB Statement No. 146, such costs will be recorded based on their fair value at the earlier of when an agreement is reached to terminate the lease, or when the facility ceases to be used. The Company presently expects to cease using the facility in the third quarter of 2004. The long-lived asset impairments relate principally to leasehold improvements in the South Portland, Maine facility and to various information systems that specifically supported the Company's wholesale footwear business. Costs associated with severance and termination benefits, long-lived asset impairments, other wholesale footwear exit costs and the relocation of retail operations are included in selling, general and administrative expenses of the Apparel and Related Products segment. Inventory liquidation costs are included in cost of goods sold of the Apparel and Related Products segment.

Retail Store Asset Impairment and Store Closings

During 2003 and 2002, the Company's retail factory outlet stores were under significant competitive pressure, which resulted in negative same store sale comparisons and reduced overall profitability. This condition was an impairment indicator which caused the Company to evaluate its portfolio of stores to determine whether the net book value of the long-lived assets within the stores, principally leasehold improvements, was recoverable.

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

In connection with the recording of the impairment of long-lived assets, the Company determined it would close a significant number of the impaired stores. Severance and lease termination costs for these actions are expected to total approximately $4,800, of which $2,123 was incurred in 2003 and $168 was incurred in the first quarter of 2004. Of the amounts incurred, approximately $1,500 and $60 were included in accrued expenses as of the end of 2003 and the first quarter of 2004, respectively.

The charges for the asset impairment and severance and lease termination costs are included in selling, general and administrative expenses of the Apparel and Related Products segment.

CONVERTIBLE REDEEMABLE PREFERRED STOCK

In connection with the Calvin Klein acquisition, the Company issued to affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited (collectively, "Apax") $250,000 of convertible redeemable preferred stock. The cash proceeds from this issuance after related fees were $249,250. The convertible redeemable preferred stock has a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. As of May 2, 2004, the liquidation preference of the convertible redeemable preferred stock was $264,746. Conversion may occur any time at Apax's option. Conversion may occur at the Company's option on or after February 12, 2007, if the market value of the Company's common stock equals or exceeds 225% of the conversion price then in effect for 60 consecutive days. Apax can require the Company to redeem for cash all of the then outstanding shares of convertible redeemable preferred stock on or after November 1, 2013. On all matters put to a vote to holders of common stock, each holder of shares of the convertible redeemable preferred stock is entitled to the number of votes equal to the number of shares that would be issued upon conversion of the convertible redeemable preferred stock into common stock.

RETIREMENT AND BENEFIT PLANS

The Company has noncontributory, defined benefit pension plans covering substantially all U.S. employees meeting certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service. It is the Company's policy to fund pension cost in an amount consistent with Federal law and regulations.

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

Net benefit cost was recognized as follows:
	Pension Plans		Postretirement Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	5/2/04	5/4/03	5/2/04	5/4/03

Service cost, including expenses	$ 1,338	$ 1,039
Interest cost	2,980	2,879	$ 585	$ 611
Amortization of net loss	1,548	967	310	292
Expected return on plan assets	(3,082)	(2,949)
Amortization of prior service cost	484	464	(111)	(111)
	$ 3,268	$ 2,400	$ 784	$ 792

GOODWILL

The changes in the carrying amount of goodwill for the period ended May 2, 2004, by segment, are as follows:
	Apparel and
	Related	Calvin Klein
	Products	Licensing	Total

Balance as of February 1, 2004	$94,742	$65,649	$160,391
Contingent purchase price payments to Mr. Klein		5,260	5,260
Balance as of May 2, 2004	$94,742	$70,909	$165,651

LONG-TERM DEBT

Long-term debt is as follows:
	5/2/04	2/1/04	5/4/03

7 1/4% senior unsecured notes due 2011	$150,000
8 1/8% senior unsecured notes due 2013	150,000	$150,000
7 3/4% debentures due 2023	99,504	99,501	$ 99,493
9 1/2% senior subordinated notes due 2008		149,596	149,540
10% secured term loan due 2005			125,000
	$399,504	$399,097	$374,033

In connection with the Calvin Klein acquisition, the Company entered into a 10% secured term loan agreement for $125,000 with the holders of the redeemable convertible preferred stock. The Company borrowed $100,000 in connection with the closing of the Calvin Klein acquisition and borrowed the remaining $25,000 on March 14, 2003. On May 5, 2003, the Company issued $150,000 of senior unsecured notes due 2013. The Company used the net proceeds of the offering to repay the $125,000 10% secured term loan from the holders of the redeemable convertible preferred stock, plus accrued interest. The notes accrue interest at the rate of 8 1/8% per annum, which is payable semi-annually.

On February 18, 2004, the Company issued $150,000 of senior unsecured notes due 2011. The net proceeds of the offering after related fees was $145,271. The notes accrue interest at the rate of 7 1/4% per annum, which is payable semi-annually. The Company used the net proceeds of the issuance of the 7 1/4% senior unsecured notes and available cash to purchase and redeem its 9 1/2% senior subordinated notes due 2008. The total cash paid for purchase and redemption, including a prepayment penalty, was $157,293.

NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Company's Investing Activities and Financing Activities sections of the Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended May 4, 2003 were certain noncash transactions related to the acquisition of Calvin Klein. As part of the purchase price, the Company issued shares of its common stock, valued at $30,000, to the selling shareholders. In addition, the Company issued a nine- year warrant to purchase the Company's common stock to Mr. Klein, valued at $637.

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended May 4, 2003 were preferred dividends of $4,493, as the Company elected not to pay a cash dividend in the first quarter of 2003 on the Company's convertible redeemable preferred stock that was issued to finance the acquisition.

SEGMENT DATA

The Company manages and analyzes its operating results by two business segments: (i) Apparel and Related Products segment and (ii) Calvin Klein Licensing segment. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its dress shirt and sportswear divisions into the Apparel and Related Products segment. This segment derives revenues from marketing dress shirts and sportswear and, to a lesser extent, footwear and other accessories, principally under the brand names Van Heusen, Izod, Geoffrey Beene, Arrow, Kenneth Cole New York, Kenneth Cole Reaction, Bass/G.H. Bass & Co., Calvin Klein, ck Calvin Klein and BCBG Max Azria (introduced for Father's Day 2004). The Calvin Klein Licensing segment derives revenues from (a) licensing and similar arrangements worldwide of the Calvin Klein Collection, Calvin Klein and ck Calvin Klein brands for a broad array of products and (b) the marketing, directly by the Company through three Calvin Klein image stores, of high-end apparel and accessories collections for men and women under the Calvin Klein Collection brand. The Company includes the Calvin Klein Collection business in the Calvin Klein Licensing segment because management views the purpose of the Calvin Klein Collection business as building and marketing the Calvin Klein brands, which supports and benefits all of the brands' licensing businesses.

	Segment Data
	Thirteen Weeks Ended
	5/2/04	5/4/03

Revenues - Apparel and Related Products
Net sales	$336,703	$338,326
Royalty and other revenues	3,608	3,765
Total	$340,311	$342,091

Revenues - Calvin Klein Licensing
Net sales	$ 2,920	$ 9,255
Royalty and other revenues	38,052	32,331
Total	$ 40,972	$ 41,586

Total revenues
Net sales	$339,623	$347,581
Royalty and other revenues	41,660	36,096
Total	$381,283	$383,677

Operating income - Apparel and Related Products	$ 15,267	$ 15,025

Operating income (loss) - Calvin Klein Licensing	13,246	(2,708)

Corporate expenses	8,219	7,015

Income before interest and taxes	$ 20,294	$ 5,302

Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure.

Revenues for the Apparel and Related Products segment occur principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows:
	Thirteen Weeks Ended
	5/2/04	5/4/03

Domestic	$22,938	$22,033
Foreign	18,034	19,553
	$40,972	$41,586

OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company's suppliers from three raw material vendors. The amount guaranteed at May 2, 2004 was $790. The maximum amount guaranteed under all three contracts is $4,500. The guarantees expire on January 31, 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes.

Business Description

We are one of the largest apparel companies in the world. Our portfolio of brands includes Van Heusen, Calvin Klein, IZOD, G.H. Bass & Co. and Bass, which are owned, and Arrow, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria and, beginning in late 2004, MICHAEL Michael Kors and Chaps, which are licensed. We acquired Calvin Klein, Inc., a lifestyle design and marketing company, and certain affiliated companies, in February 2003. The addition of Calvin Klein, one of the world's most highly recognized designer brands, provides us with an additional platform for growth in revenues and profitability, and a significant royalty stream.

We believe that our strategy of managing and marketing a portfolio of nationally recognized brands across multiple product categories through multiple channels of distribution provides a stable and broad-based platform that helps diversify our risk profile. In addition, we leverage our sourcing, warehousing, distribution, information technology, finance and accounting expertise across all of our brands, which allows us to respond rapidly to changes in sales trends and customer demands.

Our results in 2004 are being impacted by certain initiatives we took to focus our strategic efforts to supporting and growing our dress shirt, sportswear and Calvin Klein businesses. In the fourth quarter of 2003, we announced we would exit the wholesale footwear business on February 2, 2004 by licensing the Bass brand for wholesale distribution of footwear to Brown Shoe and announced the closing of underperforming retail outlet stores across our Van Heusen, IZOD, Bass and Geoffrey Beene retail outlet chains. We estimate that the pre-tax costs to be incurred in connection with these actions will approximate $40.0 million. (Please see the note entitled "Asset Impairments, Activity Exit Costs and Other Charges" in the Notes to Condensed Consolidated Financial Statements.) Overall, including the liquidation of working capital associated with exiting the wholesale footwear business and the outlet store closing program, these actions are expected to provide positive net cash flow.

The following discussion of results of operations references integration costs incurred in 2003 associated with the acquisition of Calvin Klein, which was completed on February 12, 2003. Calvin Klein integration costs included: (i) the sales, cost of sales and operating expenses directly attributable to the Calvin Klein men's and women's high-end collection apparel businesses which were transferred to Vestimenta S.p.A. under a license agreement at the end of 2003 and (ii) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

RESULTS OF OPERATIONS

We generate net sales from (i) the wholesale distribution of apparel, principally under the brand names Van Heusen, Calvin Klein, IZOD, Arrow, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria (introduced for Father's Day 2004) and various private labels, and, through the end of 2003, footwear under the Bass brand, and (ii) the sale, through approximately 700 company operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores operate in an outlet format, except for three Calvin Klein image stores located in New York City, Dallas and Paris selling men's and women's high-end collection apparel and accessories, soft home furnishings and tableware.

We generate royalty and other revenues from fees for licensing the use of our trademarks. Royalty and other revenues relate principally to licensing the Calvin Klein, IZOD and Van Heusen trademarks. In the first quarter of 2004, net sales were 89.1% and royalty and other revenues were 10.9% of our total revenues. In the first quarter of 2003, net sales were 90.6% and royalty and other revenues were 9.4% of our total revenues.

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

Selling, general and administrative expenses include all operating expenses other than expenses included in cost of goods sold. Salaries and related fringe benefits are the largest component of selling, general and administrative expenses, comprising 50.2% of such expenses in the first quarter of 2004. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 19.9% of selling, general and administrative expenses in the first quarter of 2004.

Thirteen Weeks Ended May 2, 2004 Compared With Thirteen Weeks Ended May 4, 2003

Net Sales

Net sales in the first quarter of 2004 decreased $8.0 million to $339.6 million from $347.6 million in the prior year. Of this $8.0 million decrease, $6.3 million was attributable to the Calvin Klein Licensing segment, resulting principally from the loss of sales of $6.0 million related to the Calvin Klein men's and women's high-end collection apparel businesses which we transferred to Vestimenta. The remaining $1.7 million decrease was attributable to the Apparel and Related Products segment. This decrease was due principally to the loss of sales of $20.5 million associated with our exit of the wholesale footwear business in connection with the license to Brown Shoe. This decrease was mostly offset by an increase in our wholesale apparel business, in particular our dress shirt business, and increases in our retail outlet businesses as same store sales increases offset the effect of closing underperforming stores.

Net sales for the full year 2004 are expected to include the effect of exiting and starting various businesses, including, without limitation, the following: (i) the loss of the net sales attributable to the wholesale distribution of footwear, which in 2003 was $61.3 million; (ii) the loss of the net sales attributable to closing underperforming stores; (iii) the loss of the net sales from the wholesale distribution of the Calvin Klein men's and women's high-end collection apparel businesses which were transferred under the license with Vestimenta, the net sales of which were $21.8 million in 2003; and (iv) the addition of net sales attributable to our planned launch of a Calvin Klein men's better sportswear line to be marketed to upscale specialty and department stores beginning with the Fall 2004 season and additional Calvin Klein retail outlet store openings in premium outlet malls. We currently intend to open as many as 75 Calvin Klein outlet stores over the next four to five years.

Royalty and Other Revenues

Royalty and other revenues in the first quarter of 2004 increased $5.6 million to $41.7 million from $36.1 million in the prior year. This increase was due principally to overall growth in the Calvin Klein Licensing segment as well as an additional nine days of revenues in the current year's first quarter in that segment, as we acquired Calvin Klein nine days after the beginning of the first quarter of 2003.

The net effect of the net sales items and royalty and other revenues discussed above, as well as anticipated changes in our ongoing businesses, is currently expected to result in an increase in 2004 full year total revenues of 1.75%-2.75%.

Gross Profit on Total Revenues

Gross profit on total revenues in the first quarter of 2004 was $173.3 million, or 45.5% of total revenues, compared with $161.6 million, or 42.1% of total revenues in the prior year. This increase was due principally to the following factors: (i) the increase in royalty and other revenues as a percentage of total revenues, since royalty and other revenues do not carry a cost of sales, the gross profit percentage on such revenues is 100.0%; (ii) the elimination of the negative impact in 2003 of the Calvin Klein men's and women's high-end collection apparel businesses which were licensed at the end of 2003; (iii) increases in our retail outlet businesses as lower inventory levels and the closing of underperforming outlet stores led to less promotional selling; and (iv) increases in our wholesale apparel businesses due principally to less promotional selling.

We currently anticipate that the gross profit percentage increase experienced in the first quarter of 2004 will not be as pronounced during the remainder of the year. We are currently estimating the full year gross profit percentage to increase 120 to 140 basis points over 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of 2004 decreased $3.3 million to $153.0 million, or 40.1% of total revenues, from $156.3 million, or 40.7% of total revenues, in the prior year. This decrease was attributable to the following factors: (i) a $15.3 million decrease due to the elimination of expenses associated with Calvin Klein integration costs, (ii) a $4.2 million increase related to the opening of Calvin Klein retail outlet stores, (iii) a $4.3 million increase in the Calvin Klein Licensing segment due principally to an increase in advertising spending and (iv) a $3.5 million increase in other expenses, including corporate expenses, due principally to supporting the growth in our wholesale apparel businesses.

We currently anticipate the 2004 full year selling, general and administrative expense percentage to be relatively flat with the prior year.

Interest Expense, Net

Net interest expense in the first quarter of 2004 was $17.8 million compared with $8.6 million in the prior year. This increase was due principally to a prepayment penalty of $7.3 million and the write-off of $2.1 million of debt issuance costs associated with our purchase and redemption of our 9 1/2% senior subordinated notes due 2008 on February 18, 2004. These notes were purchased and redeemed with the net proceeds of the issuance on February 18, 2004 of 7 1/4% senior unsecured notes due 2011 and available funds. Excluding the effect of the prepayment penalty and the write-off of debt issuance costs, we currently expect that interest expense in 2004 will decrease below 2003 levels, as the benefits of the lower interest rate of the 7 1/4% senior unsecured notes are realized.

Income Taxes

Income taxes for the current year are estimated at a rate of 35.0%, compared with last year's full year rate of 35.8%. The decrease in the current year's rate relates principally to (i) anticipated higher pre-tax income, which causes state and local franchise taxes that are not based on income to become a lower percentage, and (ii) decreased non-deductible expenses included in pre-tax book income as the prior year included certain non-deductible expenses associated with the sale of our minority interest in Gant.

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

Operating Activities

Cash provided by operating activities was $17.0 million in the first quarter of 2004 compared with cash used by operating activities of $53.7 million in the prior year. Cash flow from net income (loss), adjusted for depreciation and amortization, deferred income taxes and the prepayment penalty on the early extinguishment of debt, increased $13.4 million compared with the prior year. The remaining $57.3 million increase in operating cash flow relates principally to the following: (i) cash flow from receivables increased $13.7 million due principally to exiting the wholesale footwear business, and (ii) cash flow from inventories increased $29.9 million due principally to exiting the wholesale footwear business and a reduction in dress shirt inventories. The reduction in dress shirt inventories is attributable to the timing of core product intake. We experienced a build up of core product inventory in our dress shirt business caused by a slowdown in replenishment orders in the first quarter of 2003. This excess inventory position was rectified by reducing core product intake during the remainder of 2003, allowing us to end the first quarter of 2004 with a more favorable inventory position and (iii) cash flow from prepaid and other-net increased $11.1 million, due principally to February 2004 rent payments being prepaid in 2003. Rent payments for February 2003 were not prepaid in 2002.

Investing Activities

Cash used by investing activities was $9.4 million in the first quarter of 2004, compared with $415.8 million in the prior year. Our investing activities for the first quarter of 2003 were impacted significantly by the Calvin Klein acquisition. Please see the note entitled "Noncash Investing and Financing Transactions" in the Notes to Condensed Consolidated Financial Statements for a description of certain costs associated with the Calvin Klein acquisition. In connection with the Calvin Klein acquisition, we are making contingent purchase price payments to Mr. Klein based on a percentage of worldwide sales of products bearing any of the Calvin Klein brands. Such amount was $5.3 million for the first quarter of 2004, compared with $4.9 million in the prior year. Capital spending in the first quarter of 2004 was $4.1 million compared with $2.9 million in the prior year.

Financing Activities

On February 18, 2004, we issued $150.0 million of 7 1/4% senior unsecured notes due 2011. The net proceeds of this offering after related fees were $145.3 million. We used the net proceeds of this issuance and available cash to purchase and redeem our 9 1/2% senior subordinated notes due 2008. The total cash paid for purchase and redemption, including a prepayment penalty, was $157.3 million.

Also impacting financing activities for the first quarter of 2004 were preferred dividends of $5.3 million on our convertible redeemable preferred stock. We chose not to pay the preferred dividends in cash in the prior year's first quarter. In addition, cash flow from the exercise of employee stock options increased $2.0 million compared with the prior year.

Our financing activities for the first quarter of 2003 were impacted significantly by the Calvin Klein acquisition. In order to finance the acquisition, we issued $250.0 million of convertible redeemable preferred stock. The cash proceeds of this issuance after related fees were $249.3 million. In addition, we entered into a $125.0 million 10% secured term loan. We refinanced this term loan with a portion of the net proceeds received from the $150.0 million of 8 1/8% senior unsecured notes due 2013 that were issued on May 5, 2003. Please see the notes entitled "Convertible Redeemable Preferred Stock," "Long-Term Debt" and "Noncash Investing and Financing Transactions" in the Notes to Condensed Consolidated Financial Statements.

Total debt, which excludes convertible redeemable preferred stock, as a percentage of total capital was 41.8% as of May 2, 2004 compared with 41.6% and 40.5% as of February 1, 2004 and May 4, 2003, respectively. Total capital includes interest-bearing debt, convertible redeemable preferred stock and stockholders' equity. These percentages, net of cash, were 33.2%, 32.2% and 39.3% as of May 2, 2004, February 1, 2004 and May 4, 2003, respectively.

We currently expect our cash flow from operating activities in 2004 to be in the range of $95.0 million to $105.0 million. Capital expenditures in 2004 are currently expected to be in the range of $38.0 million to $40.0 million, contingent purchase price payments in 2004 to Mr. Klein are currently expected to be in a range of $20.0 million to $22.0 million and cash dividends in 2004 on both our common and preferred stock are currently expected to aggregate $25.0 million to $26.0 million. As a result, we currently expect to generate $10.0 million to $20.0 million of cash flow in 2004.

Beyond 2004, we currently expect that our net income will increase as a result of the growth in our businesses, principally related to our various Calvin Klein businesses. Such earnings growth, if it materializes, is likely to increase our cash flow. From a cash flow perspective, any future earnings growth may be partially offset by, among other factors, increased working capital requirements or an increase in contingent purchase price payments to Mr. Klein.

For near-term liquidity, in addition to our cash balance, we have a secured revolving credit facility which provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million under both the revolving credit borrowings and the issuance of letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this secured revolving credit facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. As of May 2, 2004, we had no borrowings and $147.0 million outstanding letters of credit under this facility.

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

Also contributing to the strength of the second half is the high volume of Fall shipments to wholesale customers, which are generally more profitable than Spring shipments. The less profitable Spring selling season at wholesale combines with retail seasonality to make the first quarter weaker than the other quarters. Due to the Calvin Klein acquisition, in particular the impact of the substantial level of royalty and other revenues generated from the Calvin Klein Licensing segment, which tend to be earned more evenly throughout the year, some of this historical seasonality has been moderated, and additional moderation may occur in the future.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by the Company include cash equivalents and long-term debt. Based upon the amount of cash equivalents held at May 2, 2004 and the average net amount of cash equivalents that the Company currently anticipates holding during 2004, the Company believes that a change of 100 basis points in interest rates would not have a material effect on the Company's financial position or results of operations. The note entitled "Long-Term Debt" in the Notes to the Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended February 1, 2004 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt.

Substantially all of the Company's sales and expenses are currently denominated in United States dollars. However, certain of the Company's operations and license agreements, particularly in the Calvin Klein Licensing segment, expose the Company to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro and the Yen. Exchange rate fluctuations can cause the United States dollar equivalent of the foreign currency cash flows to vary. This exposure arises as a result of (i) license agreements that require licensees to make royalty and other payments to the Company based on the local currency in which the licensees operate, with the Company bearing the risk of exchange rate fluctuations and (ii) the Company's retail and administrative operations that require cash outflows in foreign currencies. To a certain extent, there is a natural hedge of exchange rate changes in that the foreign license agreements generally produce cash inflows and the foreign retail and administrative operations generally produce cash outflows. The Company may from time to time purchase foreign currency forward exchange contracts to hedge against changes in exchange rates. No forward exchange contracts were held as of May 2, 2004. The Company believes that future exchange rate changes will not have a material effect on the Company's financial condition or results of operations.

ITEM 4 - CONTROLS AND PROCEDURES

As of May 2, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of May 2, 2004. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES (1)
			(c) Total Number	(d) Maximum Number
		(b)	of Shares (or Units)	(or Approximate Dollar
	(a) Total	Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased	(or Unit)	or Programs	Plans or Programs

February 2, 2004 -
February 29, 2004	0	0	-	-

March 1, 2004 -
April 4, 2004	0	0	-	-

April 5, 2004 -
May 2, 2004	5,049	$18.82	-	-

Total	5,049	$18.82	-	-

(1) Our stock option plans generally provide participants with the right to deliver previously owned stock to pay the exercise price of stock options. All shares shown in the table were delivered in payment of the exercise price for stock options that permitted such delivery.

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

	4.14

Indenture, dated as of February 18, 2004 between Phillips-Van Heusen Corporation and SunTrust Bank as Trustee (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the period ended February 1, 2004).

+	10.1	Employment Agreement, dated as of April 2, 2004, between Phillips-Van Heusen Corporation and Bruce J. Klatsky.

+	10.2	Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997, as amended through April 9, 2004.

+	10.3	Phillips-Van Heusen Corporation 2000 Stock Option Plan, effective as of April 27, 2000, as amended through April 9, 2004.

+	10.4	Phillips-Van Heusen Corporation 2003 Stock Option Plan, effective as of May 1, 2003, as amended through April 9, 2004.

	15.	Acknowledgement of Independent Accountants.

	99.1	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

	99.2	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

	99.3	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

	99.4	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended May 2, 2004:

The Company filed a report on Form 8-K under Item 5, "Other Events and Regulation FD Disclosure," dated as of February 9, 2004, to disclose the issuance of a press release by the Company. The purpose of such press release was to announce that the Company had commenced an offer to sell $150,000 of senior unsecured notes due 2011.

The Company filed a report on Form 8-K, dated as of February 9, 2004, to disclose the issuance of a press release by the Company. The purpose of such press release was to announce that the Company had received the requisite consents to amend its indenture relating to its 9 1/2% senior subordinated notes due 2008.

The Company filed a report on Form 8-K, dated as of February 12, 2004, to disclose the issuance of a press release by the Company. The purpose of such press release was to announce that the Company had priced its offering of $150,000 of senior unsecured notes due February 15, 2011. The notes accrue interest at the rate of 7 1/4% per annum.

The Company filed a report on Form 8-K, dated as of February 18, 2004, to disclose the issuance of a press release by the Company. The purpose of such press release was to announce the Company had completed its offering of $150,000 of senior unsecured notes due February 15, 2011. The notes accrue interest at the rate of 7 1/4% per annum. In addition, the Company also announced that it had called for redemption on February 24, 2004 all of its outstanding 9 1/2% senior subordinated notes due 2008.

The Company filed a report on Form 8-K, dated as of February 27, 2004, to disclose the issuance of a press release by the Company. The purpose of such press release was to announce the Company's offer to purchase for cash its outstanding 9 1/2% senior subordinated notes due 2008 expired at 12:00 midnight, New York City time, on February 26, 2004, and was not extended.

The Company filed a report on Form 8-K, dated as of April 12, 2004, disclosing the Company's entrance into a six year employment agreement with the Company's Chairman and Chief Executive Officer.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated: June 8, 2004
/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller