Form 10-Q
period 2004-08-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 2004-09-09
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2004

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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of August 30, 2004: 30,990,021 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of August 1, 2004, February 1, 2004 and August 3, 2003	2

Condensed Consolidated Income Statements for the Thirteen and Twenty-Six Weeks Ended
August 1, 2004 and August 3, 2003	3

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1,
2004 and August 3, 2003	4

Notes to Condensed Consolidated Financial Statements	5-13

Item 2 - Management's Discussion and Analysis of Results of Operations and
Financial Condition	14-20

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 - Controls and Procedures	20

PART II -- OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 4 - Submission of Matters to a Vote of Stockholders	21

Item 6 - Exhibits	22-24

Signatures	25

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Form 10-Q report including, without limitation, statements relating to the Company's future revenues and earnings, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the levels of sales of the Company's apparel and related products, both to its wholesale customers and in its retail stores, and the levels of sales of the Company's licensees at wholesale and retail, and the extent of discounts and promotional pricing in which the Company and its licensees are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory, including the Company's ability to realize revenue growth from developing and growing Calvin Klein; (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where the Company's products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into the Company with no substantial adverse affect on the acquired entity's, or the Company's existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of the Company's licensees to market successfully licensed products or to preserve the value of the Company's brands, or their misuse of the Company's brands; and (viii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

The Company does not undertake any obligation to update publicly any forward-looking statement, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of August 1, 2004 and August 3, 2003, the related condensed consolidated income statements for the thirteen and twenty-six week periods ended August 1, 2004 and August 3, 2003 and the related condensed consolidated statements of cash flows for the twenty-six week periods ended August 1, 2004 and August 3, 2003. These financial statements are the responsibility of the Company's management.

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

ERNST & YOUNG LLP

New York, New York

August 18, 2004

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)
	UNAUDITED	AUDITED	UNAUDITED
	August 1,	February 1,	August 3,
	2004	2004	2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 143,703	$ 132,988	$ 81,344
Accounts Receivable, net of allowances for doubtful accounts of
$5,681, $5,863 and $4,962	109,416	96,691	126,383
Inventories	217,379	218,428	258,809
Other, including deferred taxes of $17,164, $17,164 and $29,404	32,464	40,805	46,519
Total Current Assets	502,962	488,912	513,055
Property, Plant and Equipment	141,137	138,537	140,310
Goodwill	170,507	160,391	94,742
Tradenames and Other Intangible Assets	628,743	628,773	451,777
Other Assets, including deferred taxes of $39,906 as of August 3, 2003	27,034	22,670	64,365
	$1,470,383	$1,439,283	$1,264,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 64,496	$ 49,772	$ 55,791
Accrued Expenses	125,160	133,092	122,818
Total Current Liabilities	189,656	182,864	178,609
Long-Term Debt	399,507	399,097	399,055
Other Liabilities, including deferred taxes of $185,702, $178,269 and $0	314,259	296,419	129,045

Series B convertible redeemable preferred stock, par value $100
per share; 10,000 shares authorized, issued and outstanding	264,746	264,746	259,569

Stockholders' Equity:
Preferred Stock, par value $100 per share; 140,000 shares
authorized (125,000 shares designated as Series A; 15,000 shares
undesignated); no shares outstanding	-	-	-
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 31,005,494; 30,645,744 and 30,363,344	31,005	30,646	30,363
Additional Capital	159,575	155,397	151,898
Retained Earnings	147,365	145,649	150,507
Accumulated Other Comprehensive Loss	(35,151)	(35,081)	(34,411)
	302,794	296,611	298,357
Less: 39,685; 33,045 and 28,581 shares of common stock
held in treasury - at cost	(579)	(454)	(386)
Total Stockholders' Equity	302,215	296,157	297,971

	$1,470,383	$1,439,283	$1,264,249

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003

Net sales	$336,137	$345,346	$672,715	$688,746
Royalty and other revenues	39,787	34,032	81,447	70,128
Total revenues	375,924	379,378	754,162	758,874

Cost of goods sold	202,921	221,295	410,873	443,358

Gross profit	173,003	158,083	343,289	315,516

Selling, general and administrative expenses	144,483	138,031	294,475	290,162

Gain on sale of investment	-	3,496	-	3,496

Income before interest and taxes	28,520	23,548	48,814	28,850

Interest expense	8,917	10,065	27,098	18,722
Interest income	382	403	720	496

Income before taxes	19,985	13,886	22,436	10,624

Income tax expense	6,995	4,909	7,853	3,800

Net income	12,990	8,977	14,583	6,824

Preferred stock dividends	5,280	5,076	10,561	9,569

Net income (loss) available to common
stockholders	$ 7,710	$ 3,901	$ 4,022	$ (2,745)

Basic net income (loss) per common share	$ 0.25	$ 0.13	$ 0.13	$ (0.09)

Diluted net income (loss) per common share	$ 0.24	$ 0.13	$ 0.13	$ (0.09)

Dividends declared per common share	$ 0.00	$ 0.00	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Twenty-Six Weeks Ended
	August 1,	August 3,
	2004	2003

OPERATING ACTIVITIES:
Net income	$ 14,583	$ 6,824
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	14,106	13,671
Deferred income taxes	7,433	4,136
Prepayment penalty on early extinguishment of debt	7,293	-

Changes in operating assets and liabilities:
Receivables	(12,725)	(18,695)
Inventories	1,049	(12,970)
Accounts payable and accrued expenses	6,792	(11,797)
Prepaids and other-net	17,903	406
Net Cash Provided (Used) By Operating Activities	56,434	(18,425)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,095)	(9,254)
Sale of investment in Gant Company AB, net of related fees	-	17,234
Contingent purchase price payments to Mr. Klein	(10,116)	(9,299)
Acquisition of Calvin Klein, net of acquired cash	-	(408,000)
Net Cash Used By Investing Activities	(25,211)	(409,319)

FINANCING ACTIVITIES:
Purchase and redemption of 9 1/2% senior subordinated notes	(157,293)	-
Proceeds from issuance of 7 1/4% senior unsecured notes,
net of related fees	145,240	-
Proceeds from issuance of 10% secured term loan	-	125,000
Repayment of 10% secured term loan	-	(125,000)
Proceeds from issuance of 8 1/8% senior unsecured notes, net of related fees	-	144,825
Proceeds from revolving line of credit	-	16,500
Payments on revolving line of credit	-	(16,500)
Proceeds from issuance of Series B convertible redeemable preferred stock,
net of related fees	-	249,250
Exercise of stock options	4,537	166
Acquisition of treasury shares	(125)	-
Cash dividends on common stock	(2,306)	(2,274)
Cash dividends on preferred stock	(10,561)	-
Net Cash (Used) Provided By Financing Activities	(20,508)	391,967

Increase (decrease) in cash	10,715	(35,777)

Cash at beginning of period	132,988	117,121

Cash at end of period	$ 143,703	$ 81,344

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar and share amounts in thousands, except per share data)

1. GENERAL

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

The results of operations for the twenty-six weeks ended August 1, 2004 and August 3, 2003 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year.

2. INVENTORIES

Inventories, comprised principally of finished goods, are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At August 1, 2004, February 1, 2004 and August 3, 2003, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

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

3. EARNINGS PER SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/04	8/3/03	8/1/04	8/3/03

Net income	$12,990	$ 8,977	$14,583	$ 6,824
Less: Preferred stock dividends	5,280	5,076	10,561	9,569
Net income (loss) available to common stockholders for
basic and diluted net income (loss) per common share	$ 7,710	$ 3,901	$ 4,022	$ (2,745)

Weighted average common shares outstanding for
basic net income (loss) per common share	30,885	30,359	30,800	30,144

Impact of dilutive employee stock options	1,269	529	1,309	-

Total shares for diluted net income (loss) per common
share	32,154	30,888	32,109	30,144

Basic net income (loss) per common share	$ 0.25	$ 0.13	$ 0.13	$ (0.09)

Diluted net income (loss) per common share	$ 0.24	$ 0.13	$ 0.13	$ (0.09)

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share are as follows:
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/04	8/3/03	8/1/04	8/3/03

Antidilutive stock options	2,594	1,653	1,522	2,663

Potentially dilutive stock options excluded
due to net income available to common
stockholders being a loss	-	-	-	387

In addition, conversion of the Company's convertible redeemable preferred stock into 18,910 common shares outstanding for the thirteen and twenty-six weeks ended August 1, 2004 and 18,178 and 17,135 common shares outstanding for the thirteen and twenty-six weeks ended August 3, 2003, respectively, was not assumed because the inclusion thereof would have been antidultive.

4. COMPREHENSIVE INCOME

Comprehensive income is as follows:
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/04	8/3/03	8/1/04	8/3/03

Net income	$12,990	$ 8,977	$14,583	$ 6,824
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	0	21	(70)	116
Loss on foreign currency hedges	-	(157)	-	(157)
Comprehensive income	$12,990	$ 8,841	$14,513	$ 6,783

The income tax effect related to foreign currency translation adjustments was a benefit of $43 for the twenty-six weeks ended August 1, 2004. The income tax effect related to foreign currency translation adjustments was an expense of $13 and $71 for the thirteen and twenty-six weeks ended August 3, 2003, respectively. The income tax effect related to the loss on foreign currency hedges was a benefit of $93 for the thirteen and twenty-six weeks ended August 3, 2003.

5. STOCK-BASED COMPENSATION

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

The following table illustrates the effect on net income and net income (loss) per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123:
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/04	8/3/03	8/1/04	8/3/03

Net income - as reported	$12,990	$8,977	$14,583	$6,824
Deduct: Stock-based employee
compensation expense determined under fair
value method, net of related tax effects	1,621	1,026	2,245	1,830
Net income - as adjusted	$11,369	$7,951	$12,338	$4,994

Net income (loss) per common share:
Basic - as reported	$ 0.25	$ 0.13	$ 0.13	$(0.09)
Diluted - as reported	$ 0.24	$ 0.13	$ 0.13	$(0.09)
Basic - as adjusted	$ 0.20	$ 0.10	$ 0.06	$(0.15)
Diluted - as adjusted	$ 0.19	$ 0.09	$ 0.06	$(0.15)

6. ACQUISITION OF CALVIN KLEIN

On February 12, 2003, the Company purchased all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. The purchase price included, in consideration of Mr. Klein's sale to the Company of all of his rights under a design services letter agreement with Calvin Klein, Inc., contingent purchase price payments for 15 years based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as an addition to goodwill.

If the acquisition, including the issuance of convertible redeemable preferred stock, had occurred on the first day of fiscal 2003 instead of on February 12, 2003, the Company's proforma consolidated results of operations would have been:

Twenty-Six Weeks Ended
8/3/03

Total revenues	$763,408
Net income	$ 6,454
Basic and diluted net loss per common share	$ (0.12)

In connection with the acquisition, the Company recorded a liability of $19,724 in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," principally related to severance and termination benefits for certain employees of the acquired entities and lease and other contractual obligations related to certain facilities which the Company no longer operates. Through the end of 2003, the Company charged $9,607 to this liability, leaving $10,117 in this liability at February 1, 2004. Through the first half of 2004, $4,091 was charged to this liability, leaving $6,026 in this liability at August 1, 2004.

7. SALE OF INVESTMENT

In the second quarter of 2003, the Company sold its minority interest in Gant Company AB for $17,234, net of related fees, which resulted in a pre-tax gain of $3,496.

8. ASSET IMPAIRMENTS, ACTIVITY EXIT COSTS AND OTHER CHARGES

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

Costs associated with these activities are as follows:
			Incurred During
		Incurred	Twenty-Six	Cumulative
	Total Expected	in Quarter	Weeks Ended	Incurred
	to be Incurred	Ended 8/1/04	8/1/04	Through 8/1/04

Severance and termination benefits	$ 5,783	$ 566	$3,435	$ 5,144
Long-lived asset impairments	3,130	-	-	3,130
Inventory liquidation costs	3,669	-	262	3,669
Lease termination costs	3,000	-	-	-
Relocation of retail operations and other costs	6,781	19	2,515	3,868
Total	$22,363	$ 585	$6,212	$15,811

Liabilities recorded in connection with these activities are as follows:
		Costs Incurred	Costs Paid
		During Twenty-	During Twenty-
	Liability	Six Weeks	Six Weeks	Liability
	at 2/1/04	Ended 8/1/04	Ended 8/1/04	at 8/1/04

Severance and termination benefits	$1,660	$3,435	$1,590	$3,505

The expected lease termination costs relate to the Company's facility in South Portland, Maine. Under FASB Statement No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," such costs will be recorded based on their fair value at the earlier of when an agreement is reached to terminate the lease, or when the facility ceases to be used. The Company presently expects to cease using the facility in the third quarter of 2004. The long-lived asset impairments relate principally to leasehold improvements in the South Portland, Maine facility and to various information systems that specifically supported the Company's wholesale footwear business. Costs associated with severance and termination benefits, long-lived asset impairments, and the relocation of retail operations and other costs are included in selling, general and administrative expenses of the Apparel and Related Products segment. Inventory liquidation costs are included in cost of goods sold of the Apparel and Related Products segment.

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

In connection with the recording of the impairment of long-lived assets, the Company determined it would close a significant number of the impaired stores. Costs associated with these activities are as follows:
			Incurred
	Total	Incurred	During	Cumulative
	Expected	in Quarter	Twenty-Six	Incurred
	to be	Ended	Weeks Ended	Through
	Incurred	8/1/04	8/1/04	8/1/04

Severance and termination benefits	$ 873	$ 70	$ 177	$ 322
Lease termination costs	2,478	-	61	2,039
Inventory liquidation costs	2,000	857	857	857
Total	$5,351	$927	$1,095	$3,218

Liabilities recorded in connection with these activities are as follows:
		Costs Incurred	Costs Paid
		During Twenty-	During Twenty-
	Liability	Six Weeks	Six Weeks	Liability
	at 2/1/04	Ended 8/1/04	Ended 8/1/04	at 8/1/04

Lease termination costs	$1,500	$61	$1,561	$0

The charges for the asset impairment, severance and termination benefits and lease termination costs are included in selling, general and administrative expenses of the Apparel and Related Products segment. Inventory liquidation costs are included in cost of goods sold of the Apparel and Related Products segment.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the second quarter of 2003, the Company entered into forward exchange contracts in advance of future purchases of inventory denominated in Euros. These forward exchange contracts were used to hedge against the Company's exposure to changes in the exchange rate for the Euro. The forward exchange contracts were not held for the purpose of trading or speculation. Therefore, the Company classified these contracts as cash flow hedges. The principal terms of the foreign exchange contracts were the same as the underlying inventory purchases; therefore changes in the fair value of the forward contracts were highly effective in offsetting changes in the expected cash flows from the inventory purchases. At August 3, 2003, the Company's foreign exchange contracts had a notional amount of $6,771, with maturity dates through December 2003. At August 1, 2004, the Company had no foreign exchange contracts outstanding.

10. CONVERTIBLE REDEEMABLE PREFERRED STOCK

In connection with the Calvin Klein acquisition, the Company issued $250,000 of convertible redeemable preferred stock. The cash proceeds from this issuance after related fees were $249,250. The convertible redeemable preferred stock has a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. As of August 1, 2004, the liquidation preference of the convertible redeemable preferred stock was $264,746. Conversion may occur any time at the option of the preferred stockholders. Conversion may occur at the Company's option on or after February 12, 2007, if the market value of the Company's common stock equals or exceeds 225% of the conversion price then in effect for 60 consecutive days. The preferred stockholders can require the Company to redeem for cash all of the then outstanding shares of convertible redeemable preferred stock on or after November 1, 2013. On all matters put to a vote to holders of common stock, each holder of shares of the convertible redeemable preferred stock is entitled to the number of votes equal to the number of shares that would be issued upon conversion of the convertible redeemable preferred stock into common stock. The preferred stockholders have the right to elect separately as a class three directors and to have one of their directors serve on the audit, compensation, nominating and executive committees of the Company's board subject to applicable law, rule and regulation.

11. RETIREMENT AND BENEFIT PLANS

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

Net benefit cost was recognized as follows:
	Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/04	8/3/03	8/1/04	8/3/03

Service cost, including expenses	$ 1,330	$ 1,039	$ 2,668	$ 2,078
Interest cost	3,150	2,878	6,130	5,757
Amortization of net loss	1,940	967	3,488	1,934
Expected return on plan assets	(3,186)	(2,949)	(6,268)	(5,898)
Amortization of prior service cost	506	464	990	928
	$ 3,740	$ 2,399	$ 7,008	$ 4,799
	Postretirement Plan
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/04	8/3/03	8/1/04	8/3/03

Interest cost	$ 585	$ 611	$1,170	$1,222
Amortization of net loss	310	291	620	583
Amortization of prior service cost	(111)	(111)	(222)	(222)
	$ 784	$ 791	$1,568	$1,583

12. GOODWILL

The changes in the carrying amount of goodwill for the period ended August 1, 2004, by segment, are as follows:
	Apparel and
	Related	Calvin Klein
	Products	Licensing	Total

Balance as of February 1, 2004	$94,742	$65,649	$160,391
Contingent purchase price payments to Mr. Klein	-	10,116	10,116
Balance as of August 1, 2004	$94,742	$75,765	$170,507

13. LONG-TERM DEBT

Long-term debt is as follows:
	8/1/04	2/1/04	8/3/03

7 1/4% senior unsecured notes due 2011	$150,000	$ -	$ -
8 1/8% senior unsecured notes due 2013	150,000	150,000	150,000
7 3/4% debentures due 2023	99,507	99,501	99,496
9 1/2% senior subordinated notes due 2008	-	149,596	149,559
	$399,507	$399,097	$399,055

In connection with the Calvin Klein acquisition, the Company entered into a 10% secured term loan agreement for $125,000 with the holders of the convertible redeemable preferred stock. On May 5, 2003, the Company issued $150,000 of senior unsecured notes due 2013. The notes accrue interest at the rate of 8 1/8% per annum, which is payable semi-annually. The Company used a portion of the net proceeds of the issuance to repay the $125,000 10% secured term loan from the holders of the convertible redeemable preferred stock, plus accrued interest.

On February 18, 2004, the Company issued $150,000 of senior unsecured notes due 2011. The net proceeds of the offering after related fees were $145,240. The notes accrue interest at the rate of 7 1/4% per annum, which is payable semi-annually. The Company used the net proceeds of the issuance of the 7 1/4% senior unsecured notes and available cash to purchase and redeem its 9 1/2% senior subordinated notes due 2008. The total cash paid for purchase and redemption, including a prepayment penalty, was $157,293.

14. NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Company's Investing Activities and Financing Activities sections of the Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended August 3, 2003 were certain noncash transactions related to the acquisition of Calvin Klein. As part of the purchase price, the Company issued shares of its common stock, valued at $30,000, to the selling shareholders. In addition, the Company issued to Mr. Klein a nine-year warrant (valued at $637) to purchase the Company's common stock.

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended August 3, 2003 were preferred dividends of $9,569, as the Company elected not to pay a cash dividend in the first two quarters of 2003 on the Company's convertible redeemable preferred stock that was issued to finance the acquisition.

15. SEGMENT DATA

The Company manages and analyzes its operating results by two business segments: (i) Apparel and Related Products segment; and (ii) Calvin Klein Licensing segment. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its dress shirt and sportswear divisions into the Apparel and Related Products segment. This segment derives revenues from marketing dress shirts and sportswear and, to a lesser extent, footwear and other accessories, principally under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Kenneth Cole New York, Kenneth Cole Reaction, Bass/G.H. Bass & Co., Calvin Klein, ck Calvin Klein, BCBG Max Azria, BCBG Attitude and MICHAEL Michael Kors. Products under the BCBG Max Azria, BCBG Attitude and MICHAEL Michael Kors brand names began to be marketed by the Company in the first half of 2004. The Calvin Klein Licensing segment derives revenues from (a) licensing and similar arrangements worldwide of the Calvin Klein Collection, Calvin Klein and ck Calvin Klein brands for a broad array of products; and (b) the marketing, directly by the Company through three Calvin Klein image stores, of high-end apparel and accessories collections for men and women under the Calvin Klein Collection brand. The Company includes the Calvin Klein Collection business in the Calvin Klein Licensing segment because management views the purpose of the Calvin Klein Collection business as building and marketing the Calvin Klein brands, which supports and benefits all of the brands' licensing businesses.
	Segment Data
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/04	8/3/03	8/1/04	8/3/03

Revenues - Apparel and Related Products
Net sales	$333,207	$337,022	$666,864	$671,444
Royalty and other revenues	5,205	3,770	8,813	7,535
Total	$338,412	$340,792	$675,677	$678,979

Revenues - Calvin Klein Licensing
Net sales	$ 2,930	$ 8,324	$ 5,851	$ 17,302
Royalty and other revenues	34,582	30,262	72,634	62,593
Total	$ 37,512	$ 38,586	$ 78,485	$ 79,895

Total revenues
Net sales	$336,137	$345,346	$672,715	$688,746
Royalty and other revenues	39,787	34,032	81,447	70,128
Total	$375,924	$379,378	$754,162	$758,874

Operating income - Apparel and Related Products	$ 23,815	$ 23,164	$ 39,082	$ 38,189

Operating income - Calvin Klein Licensing	12,215	3,823	25,461	1,115

Corporate expenses	7,510	3,439	15,729	10,454

Income before interest and taxes	$ 28,520	$ 23,548	$ 48,814	$ 28,850

Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Corporate expenses for the thirteen and twenty-six weeks ended August 3, 2003 include a pre-tax gain of $3,496 related to the Company's sale of its minority interest in Gant.

Revenues for the Apparel and Related Products segment occur principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows:
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/04	8/3/03	8/1/04	8/3/03

Domestic	$18,955	$20,379	$39,573	$42,212
Foreign	18,557	18,207	38,912	37,683
	$ 37,512	$38,586	$ 78,485	$79,895

16. OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company's suppliers from three raw material vendors. The amount guaranteed at August 1, 2004 was $1,004. The maximum amount guaranteed under all three contracts is $4,500. The guarantees expire on January 31, 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes.

Business Description

We are one of the largest apparel companies in the world. Our portfolio of brands includes Van Heusen, Calvin Klein, ck Calvin Klein, IZOD, G.H. Bass & Co. and Bass, which are owned, and Arrow, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude and MICHAEL Michael Kors. We acquired Calvin Klein, Inc., a lifestyle design and marketing company, and certain affiliated companies, in February 2003. The addition of Calvin Klein, one of the world's most highly recognized designer brands, provides us with an additional platform for growth in revenues and profitability, and a significant royalty stream.

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

Our results in 2004 are being impacted by certain initiatives we took to focus our strategic efforts to supporting and growing our dress shirt, sportswear and Calvin Klein businesses. In the fourth quarter of 2003, we announced we would exit the wholesale footwear business commencing on the first day of 2004 by licensing the Bass brand for wholesale distribution of footwear to Brown Shoe Company, Inc. and announced the closing of underperforming retail outlet stores across our Van Heusen, IZOD, Bass and Geoffrey Beene retail outlet chains. We estimate that the total pre-tax costs to be incurred to complete these actions will approximate $36.7 million. (Please see Note 8 in the Notes to Condensed Consolidated Financial Statements.) Overall, including the liquidation of working capital associated with exiting the wholesale footwear business and the outlet store closing program, these actions are expected to provide positive net cash flow.

The following discussion of results of operations references integration costs incurred in 2003 associated with the acquisition of Calvin Klein. Calvin Klein integration costs included: (i) the sales, cost of sales and operating expenses directly attributable to the Calvin Klein men's and women's high-end collection apparel businesses which were transferred to Vestimenta S.p.A. under a license agreement at the end of 2003; and (ii) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

RESULTS OF OPERATIONS

We generate net sales from (i) the wholesale distribution of apparel, principally under the brand names Van Heusen, Calvin Klein, ck Calvin Klein, IZOD, Arrow, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors and various private labels, and, through the end of 2003, footwear under the Bass brand; and (ii) the sale, through approximately 700 company operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores operate in an outlet format, except for three Calvin Klein image stores located in New York City, Dallas and Paris principally selling men's and women's high-end collection apparel and accessories, soft home furnishings and tableware.

We generate royalty and other revenues from fees for licensing the use of our trademarks. Royalty and other revenues relate principally to licensing the Calvin Klein, IZOD and Van Heusen trademarks. In the first half of 2004, net sales were 89.2% and royalty and other revenues were 10.8% of our total revenues. In the first half of 2003, net sales were 90.8% and royalty and other revenues were 9.2% of our total revenues.

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

Selling, general and administrative expenses include all operating expenses, other than expenses included in cost of goods sold. Salaries and related fringe benefits are the largest component of selling, general and administrative expenses, comprising 52.0% of such expenses in the first half of 2004. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 21.1% of selling, general and administrative expenses in the first half of 2004.

Thirteen Weeks Ended August 1, 2004 Compared With Thirteen Weeks Ended August 3, 2003

Net Sales

Net sales in the second quarter of 2004 decreased $9.2 million to $336.1 million from $345.3 million in the prior year. Of this $9.2 million decrease, $5.4 million was attributable to the Calvin Klein Licensing segment, resulting principally from the loss of sales of $4.4 million related to the Calvin Klein men's and women's high-end collection apparel businesses which we transferred to Vestimenta. The remaining $3.8 million decrease was attributable to the Apparel and Related Products segment. This decrease was due principally to: (i) the loss of sales of $14.7 million associated with our exit of the wholesale footwear business in connection with the license to Brown Shoe; and (ii) decreases in our Bass, Van Heusen, Geoffrey Beene and IZOD retail outlet businesses due to same store sales decreases and the closing of underperforming stores. Partially offsetting these decreases were: (i) increases in our wholesale dress shirt and sportswear businesses, including sales from the initial launch of our Calvin Klein better men's sportswear line; and (ii) sales generated from Calvin Klein retail outlet store openings in premium outlet malls.

Royalty and Other Revenues

Royalty and other revenues in the second quarter of 2004 increased $5.8 million to $39.8 million from $34.0 million in the prior year. This increase was due principally to overall growth in the Calvin Klein Licensing segment.

Gross Profit on Total Revenues

Gross profit on total revenues in the second quarter of 2004 was $173.0 million, or 46.0% of total revenues, compared with $158.1 million, or 41.7% of total revenues in the prior year. The 430 basis point improvement was due principally to: (i) an increase in royalty and other revenues as a percentage of total revenues (royalty and other revenues do not carry a cost of sales and, as such, the gross profit percentage on such revenues is 100.0%); (ii) the elimination of the negative impact in 2003 of the Calvin Klein men's and women's high-end collection apparel businesses which were licensed at the end of 2003; (iii) increases in our retail outlet businesses due principally to lower Spring clearance inventory levels, which led to more full priced selling, and the impact of higher margin Calvin Klein retail outlet store openings in premium outlet malls; and (iv) increases in our wholesale apparel businesses due to less markdown allowances for our wholesale customers as the Fall 2003 season had significantly more full priced sell-throughs than originally estimated.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of 2004 increased $6.5 million to $144.5 million, or 38.4% of total revenues, from $138.0 million, or 36.4% of total revenues, in the prior year. This increase was attributable to: (i) a $5.6 million increase related to the opening of Calvin Klein retail outlet stores in premium outlet malls; (ii) a $2.9 million increase in the Calvin Klein Licensing segment due principally to an increase in advertising spending; and (iii) a $4.3 million increase in other expenses, including corporate expenses. These increases were partially offset by the elimination of $6.3 million of expenses associated with Calvin Klein integration costs.

Gain on Sale of Investment

In the second quarter of 2003, we sold our minority interest in Gant Company AB for $17.2 million, net of related expenses, which resulted in a pre-tax gain of $3.5 million.

Interest Expense, Net

Net interest expense in the second quarter of 2004 was $8.5 million compared with $9.7 million in the prior year. This decrease was due principally to the impact of the lower interest rate on our 7 1/4% senior unsecured notes due 2011 which were issued on February 18, 2004. We used the net proceeds of this issuance and available funds to purchase and redeem our 9 1/2% senior subordinated notes due 2008.

Income Taxes

Income taxes for the current year are estimated at a rate of 35.0%, compared with last year's full year rate of 35.8%. The decrease in the current year's rate relates principally to (i) anticipated higher pre-tax income, which causes state and local franchise taxes that are not based on income to become a lower percentage; and (ii) decreased non-deductible expenses included in pre-tax book income as the prior year included certain non-deductible expenses associated with the sale of our minority interest in Gant.

Twenty-Six Weeks Ended August 1, 2004 Compared With Twenty-Six Weeks Ended August 3, 2003

Net Sales

Net sales in the first half of 2004 decreased $16.0 million to $672.7 million from $688.7 million in the prior year. Of this $16.0 million decrease, $11.5 million was attributable to the Calvin Klein Licensing segment, resulting principally from the loss of sales of $10.1 million related to the Calvin Klein men's and women's high-end collection apparel businesses which we transferred to Vestimenta. The remaining $4.5 million decrease was attributable to the Apparel and Related Products segment. This decrease was due principally to the loss of sales of $35.3 million associated with our exit of the wholesale footwear business in connection with the license to Brown Shoe. This decrease was mostly offset by: (i) increases in our wholesale dress shirt and sportswear businesses, including sales from the initial launch of our Calvin Klein better men's sportswear line; and (ii) sales generated from Calvin Klein retail outlet store openings in premium outlet malls.

Net sales for the full year 2004 are expected to include the effect of exiting and starting various businesses, including, without limitation: (i) the loss of the net sales attributable to the wholesale distribution of footwear under the Bass brand, which in 2003 was $61.3 million; (ii) the loss of the net sales attributable to closing underperforming stores; (iii) the loss of the net sales from the wholesale distribution of the Calvin Klein men's and women's high-end collection apparel businesses which were transferred under the license with Vestimenta, the net sales of which were $20.9 million in 2003; (iv) the addition of net sales attributable to our new dress shirt licensing arrangements (Chaps, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, SEAN JOHN and SEAN JOHN Collection); and (v) the addition of net sales attributable to our launch of a Calvin Klein men's better sportswear line marketed to upscale specialty and department stores and additional Calvin Klein retail outlet store openings in premium outlet malls. We currently intend to open as many as 75 Calvin Klein outlet stores over the next four to five years.

Royalty and Other Revenues

Royalty and other revenues in the first half of 2004 increased $11.3 million to $81.4 million from $70.1 million in the prior year. This increase was due principally to growth in the Calvin Klein Licensing segment, as well as an additional nine days of revenue in the current year, as we acquired Calvin Klein nine days after the beginning of 2003.

The net effect of the net sales items and royalty and other revenues discussed above, as well as anticipated changes in our ongoing businesses, is currently expected to result in an increase in 2004 full year total revenues of 4.0% - 4.5%.

Gross Profit on Total Revenues

Gross profit on total revenues in the first half of 2004 was $343.3 million, or 45.5% of total revenues, compared with $315.5 million, or 41.6% of total revenues in the prior year. The 390 basis point improvement was due principally to: (i) an increase in royalty and other revenues as a percentage of total revenues (royalty and other revenues do not carry a cost of sales and, as such, the gross profit percentage on such revenues is 100.0%); (ii) the elimination of the negative impact in 2003 of the Calvin Klein men's and women's high-end collection apparel businesses which were licensed at the end of 2003; (iii) increases in our retail outlet businesses due principally to less promotional selling from lower inventory levels and the closing of underperforming outlet stores, and the impact of higher margin Calvin Klein retail outlet store openings in premium outlet malls; and (iv) increases in our wholesale apparel businesses due principally to more full priced sell-throughs and lower product costs.

We currently anticipate that the gross profit percentage increase experienced in the first half of 2004 will not be as pronounced during the remainder of the year. We are currently estimating the full year gross profit percentage to increase approximately 200 basis points over 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first half of 2004 increased $4.3 million to $294.5 million, or 39.0% of total revenues, from $290.2 million, or 38.2% of total revenues, in the prior year. This increase was attributable to: (i) a $9.9 million increase related to the opening of Calvin Klein retail outlet stores in premium outlet malls; (ii) a $7.2 million increase in the Calvin Klein Licensing segment due principally to an increase in advertising spending; and (iii) an $8.6 million increase in other expenses, including corporate expenses. These increases were partially offset by the elimination of $21.4 million of expenses associated with Calvin Klein integration costs.

We currently anticipate the 2004 full year selling, general and administrative expense percentage to be relatively flat with the prior year.

Gain on Sale of Investment

In the second quarter of 2003, we sold our minority interest in Gant for $17.2 million, net of related expenses, which resulted in a pre-tax gain of $3.5 million.

Interest Expense, Net

Net interest expense in the first half of 2004 was $26.4 million compared with $18.2 million in the prior year. This increase was due principally to a prepayment penalty of $7.3 million and the write-off of $2.1 million of debt issuance costs associated with our purchase and redemption of our 9 1/2% senior subordinated notes due 2008 on February 18, 2004. These notes were purchased and redeemed with the net proceeds of the issuance on February 18, 2004 of 7 1/4% senior unsecured notes due 2011 and available funds. The benefit of the lower interest rate on the

7 1/4% senior unsecured notes partially offset the increase in interest expense related to the costs of extinguishing the 9 1/2% senior subordinated notes. Excluding the effect of the prepayment penalty and the write-off of debt issuance costs, we currently expect that interest expense in 2004 will decrease below 2003 levels, as the benefits of the lower interest rate of the 7 1/4% senior unsecured notes continue to be realized.

Income Taxes

Income taxes for the current year are estimated at a rate of 35.0%, compared with last year's full year rate of 35.8%. The decrease in the current year's rate relates principally to (i) anticipated higher pre-tax income, which causes state and local franchise taxes that are not based on income to become a lower percentage; and (ii) decreased non-deductible expenses included in pre-tax book income as the prior year included certain non-deductible expenses associated with the sale of our minority interest in Gant.

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

Operating Activities

Cash provided by operating activities was $56.4 million in the first half of 2004 compared with cash used by operating activities of $18.4 million in the prior year. Cash flow from net income, adjusted for depreciation and amortization, deferred income taxes and the prepayment penalty on the early extinguishment of debt, increased $18.8 million compared with the prior year. The remaining $56.0 million increase in operating cash flow relates principally to the following:

(i) A $6.0 million increase in cash flow from receivables due principally to exiting the wholesale footwear business.

(ii) A $14.0 million increase in cash flow from inventories due principally to exiting the wholesale footwear business and a reduction in dress shirt inventories. The reduction in dress shirt inventories is attributable to the timing of core product intake. We experienced a build up of core product inventory in our dress shirt business caused by a slowdown in replenishment orders in the first half of 2003. This excess inventory position was rectified by reducing core product intake during the remainder of 2003, allowing us to end the first half of 2004 with a more favorable inventory position.

(iii) An $18.6 million increase in cash flow from accounts payable and accrued expenses due principally to the current year not having the significant payments which occurred in the prior year related to liabilities assumed in connection with the acquisition of Calvin Klein.

(iv) A $17.5 million increase in cash flow from prepaids and other-net, due principally to the following:

(a) In the first half of 2004, we received $5.5 million from the sellers of Calvin Klein, as a purchase price adjustment.

(b) In the first half of 2003, we sold our minority interest in Gant, realizing a pre-tax gain of $3.5 million. In order to classify such gain as an investing cash flow rather than as an operating cash flow, the gain is included as a use of cash in "other-net" and as a source of cash in investing activities.

(c) The remaining $8.5 million consists of various items, including 2004 expense increases for certain noncurrent employee benefit liabilities, including pension.

Investing Activities

Cash used by investing activities was $25.2 million in the first half of 2004, compared with $409.3 million in the prior year. Our investing activities for the first half of 2003 were impacted significantly by the Calvin Klein acquisition. In connection with the Calvin Klein acquisition, we are making contingent purchase price payments to Mr. Klein based on a percentage of worldwide sales of products bearing any of the Calvin Klein brands. Such amount was $10.1 million for the first half of 2004, compared with $9.3 million in the prior year. Capital spending in the first half of 2004 was $15.1 million compared with $9.3 million in the prior year.

Financing Activities

On February 18, 2004, we issued $150.0 million of 7 1/4% senior unsecured notes due 2011. The net proceeds of this offering after related fees were $145.2 million. We used the net proceeds of this issuance and available cash to purchase and redeem our 9 1/2% senior subordinated notes due 2008. The total cash paid for purchase and redemption, including a prepayment penalty, was $157.3 million.

Also impacting financing activities for the first half of 2004 were preferred dividends of $10.6 million on our convertible redeemable preferred stock. We chose not to pay the preferred dividends in cash in the prior year's first half. In addition, cash flow from the exercise of employee stock options increased $4.4 million compared with the prior year.

Our financing activities for the first half of 2003 were impacted significantly by the Calvin Klein acquisition. In order to finance the acquisition, we issued $250.0 million of convertible redeemable preferred stock. The cash proceeds of this issuance after related fees were $249.3 million. In addition, we entered into a $125.0 million 10% secured term loan. We refinanced this term loan with a portion of the net proceeds received from the $150.0 million of 8 1/8% senior unsecured notes due 2013 that were issued on May 5, 2003. Please see notes 10, 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Total debt, which excludes convertible redeemable preferred stock, as a percentage of total capital was 41.3% as of August 1, 2004 compared with 41.6% and 41.7% as of February 1, 2004 and August 3, 2003, respectively. Total capital includes interest-bearing debt, convertible redeemable preferred stock and stockholders' equity. These percentages, net of cash, were 31.1%, 32.2% and 36.3% as of August 1, 2004, February 1, 2004 and August 3, 2003, respectively.

Outlook

For the full year 2004, we currently expect our cash flow from operating activities to be in the range of $95.0 million to $105.0 million. Capital expenditures in 2004 are currently expected to be in the range of $38.0 million to $40.0 million, contingent purchase price payments in 2004 to Mr. Klein are currently expected to be in a range of $20.0 million to $22.0 million and cash dividends in 2004 on both our common and preferred stock are currently expected to aggregate $25.0 million to $26.0 million. We currently expect to generate $10.0 million to $20.0 million of cash flow in 2004.

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

For near-term liquidity, in addition to our cash balance, we have a secured revolving credit facility which provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million under both the revolving credit borrowings and the issuance of letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this secured revolving credit facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. As of August 1, 2004, we had no borrowings and $182.0 million outstanding letters of credit under this facility.

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

Also contributing to the strength of the second half is the high volume of Fall shipments to wholesale customers, which are generally more profitable than Spring shipments. The less profitable Spring selling season at wholesale combines with retail seasonality to make the first half weaker than the second half. Due to the Calvin Klein acquisition, in particular the impact of the substantial level of royalty and other revenues generated from the Calvin Klein Licensing segment, which tend to be earned more evenly throughout the year, some of this historical seasonality has been moderated, and additional moderation may occur in the future.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by the Company include cash equivalents and long-term debt. Based upon the amount of cash equivalents held at August 1, 2004 and the average net amount of cash equivalents that the Company currently anticipates holding during 2004, the Company believes that a change of 100 basis points in interest rates would not have a material effect on the Company's financial position or results of operations. The note entitled "Long-Term Debt" in the Notes to the Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended February 1, 2004 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt.

Substantially all of the Company's sales and expenses are currently denominated in United States dollars. However, certain of the Company's operations and license agreements, particularly in the Calvin Klein Licensing segment, expose the Company to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro and the Yen. Exchange rate fluctuations can cause the United States dollar equivalent of the foreign currency cash flows to vary. This exposure arises as a result of (i) license agreements that require licensees to make royalty and other payments to the Company based on the local currency in which the licensees operate, with the Company bearing the risk of exchange rate fluctuations; and (ii) the Company's retail and administrative operations that require cash outflows in foreign currencies. To a certain extent, there is a natural hedge of exchange rate changes in that the foreign license agreements generally produce cash inflows and the foreign retail and administrative operations generally produce cash outflows. The Company may from time to time purchase foreign currency forward exchange contracts to hedge against changes in exchange rates. No forward exchange contracts were held as of August 1, 2004. The Company believes that future exchange rate changes will not have a material effect on the Company's financial condition or results of operations.

ITEM 4 - CONTROLS AND PROCEDURES

As of August 1, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of August 1, 2004. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES (1)
			(c) Total Number	(d) Maximum Number
		(b)	of Shares (or Units)	(or Approximate Dollar
	(a) Total	Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased	(or Unit)	or Programs	Plans or Programs

May 3, 2004 -
May 30, 2004	0	0	-	-

May 31, 2004 -
July 4, 2004	1,591	$18.93	-	-

July 5, 2004 -
August 1, 2004	0	0	-	-

Total	1,591	$18.93	-	-

(1) Our stock option plans generally provide participants with the right to deliver previously owned stock to pay the exercise price of stock options. All shares shown in the table were delivered in payment of the exercise price for stock options that permitted such delivery.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual stockholders' meeting was held on June 15, 2004. There were present in person or by proxy, holders of 29,055,217 shares of Common Stock, or 94.5% of all common shares eligible to be voted at the meeting, as well as the holders of all of the 18,910,436 shares of the Company's Series B convertible redeemable preferred stock eligible to be voted at the meeting.

The following directors were elected to serve for a term of one year:
	For	Vote Withheld

Edward H. Cohen	40,046,532	7,919,121
Joseph B. Fuller	43,034,796	4,930,857
Joel H. Goldberg	42,615,241	5,350,412
Marc Grosman	43,936,206	4,029,447
Bruce J. Klatsky	43,000,856	4,964,797
Harry N.S. Lee	42,644,027	5,321,626
Bruce Maggin	43,082,343	4,883,310
Peter J. Solomon	43,058,233	4,907,420
Mark Weber	42,613,401	5,352,252

The proposal for Ernst & Young LLP to serve as the Company's independent auditors until the next stockholders' meeting was ratified. The votes were 47,590,766 For, 310,211 Against and 64,676 Abstentions.

The stockholders approved the amendment to increase the maximum annual grant under the Company's 2003 Stock Option Plan. The votes were 36,924,178 For, 9,248,361 Against, 501,423 Abstentions and 1,291,691 broker non-votes.

ITEM 6 - EXHIBITS
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

4.10

First Supplemental Indenture, dated as of October 17, 2002 to Indenture dated as of November 1, 1993 between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the period ended November 3, 2002).

4.11

Second Supplemental Indenture, dated as of February 12, 2002 to Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and the Bank Of New York, As Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on February 26, 2003).

4.12

Indenture, dated as of May 5, 2003, between Phillips-Van Heusen Corporation and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the period ended May 4, 2003).

4.13

Indenture, dated as of February 18, 2004 between Phillips-Van Heusen Corporation and SunTrust Bank as Trustee (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2004).

+ 15.	Acknowledgement of Independent Registered Public Accounting Firm.

+ 31.1	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

+ 31.2	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

+ 32.1	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

+ 32.2	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Filed herewith.

Exhibits 32.1 and 32.2 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated: September 8, 2004
/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller