Form 10-Q
period 2004-10-31
PHILLIPS VAN HEUSEN CORP /DE/
filed 2004-12-10
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of December 7, 2004: 31,991,051 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of October 31, 2004, February 1, 2004 and November 2, 2003	2

Condensed Consolidated Income Statements for the Thirteen and Thirty-Nine Weeks Ended
October 31, 2004 and November 2, 2003	3

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 31,
2004 and November 2, 2003	4

Notes to Condensed Consolidated Financial Statements	5-13

Item 2 - Management's Discussion and Analysis of Results of Operations and
Financial Condition	14-20

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 - Controls and Procedures	20

PART II -- OTHER INFORMATION

Item 5 - Other Information	21

Item 6 - Exhibits	21-23

Signatures	24

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to the Company's future revenues and earnings, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the levels of sales of the Company's apparel and related products, both to its wholesale customers and in its retail stores, and the levels of sales of the Company's licensees at wholesale and retail, and the extent of discounts and promotional pricing in which the Company and its licensees are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends and other factors; (iii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory, including the Company's ability to realize revenue growth from developing and growing Calvin Klein; (iv) the Company's operations and results could be affected by quota restrictions (which, among other things, could limit the Company's ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), the Company's ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where the Company's products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where the Company's products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into the Company with no substantial adverse affect on the acquired entity's, or the Company's existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of the Company's licensees to market successfully licensed products or to preserve the value of the Company's brands, or their misuse of the Company's brands; and (viii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

The Company does not undertake any obligation to update publicly any forward-looking statement, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of October 31, 2004 and November 2, 2003, the related condensed consolidated income statements for the thirteen and thirty-nine week periods ended October 31, 2004 and November 2, 2003 and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended October 31, 2004 and November 2, 2003. These financial statements are the responsibility of the Company's management.

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

ERNST & YOUNG LLP

New York, New York

November 16, 2004

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)
	UNAUDITED	AUDITED	UNAUDITED
	October 31,	February 1,	November 2,
	2004	2004	2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 94,303	$ 132,988	$ 82,087
Accounts Receivable, net of allowances for doubtful accounts of
$5,989, $5,863 and $5,903	160,213	96,691	184,021
Inventories	242,671	218,428	233,412
Other, including deferred taxes of $17,164, $17,164 and $27,454	33,218	40,805	43,523
Total Current Assets	530,405	488,912	543,043
Property, Plant and Equipment	146,263	138,537	142,364
Goodwill	173,497	160,391	153,309
Tradenames and Other Intangible Assets	628,727	628,773	628,788
Other Assets	30,378	22,670	25,126
	$1,509,270	$1,439,283	$1,492,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 60,265	$ 49,772	$ 52,917
Accrued Expenses	134,682	133,092	136,543
Total Current Liabilities	194,947	182,864	189,460
Long-Term Debt	399,510	399,097	399,076
Other Liabilities, including deferred taxes of $199,905, $178,269
and $198,378	327,145	296,419	330,396

Series B convertible redeemable preferred stock, par value $100
per share; 10,000 shares authorized, issued and outstanding	264,746	264,746	264,746

Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000 shares
authorized (125,000 shares designated as Series A; 15,000 shares
undesignated); no Series A or undesignated shares outstanding	-	-	-
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 31,128,023; 30,645,744 and 30,481,299	31,128	30,646	30,481
Additional Capital	160,944	155,397	153,163
Retained Earnings	166,497	145,649	160,084
Accumulated Other Comprehensive Loss	(35,068)	(35,081)	(34,322)
	323,501	296,611	309,406
Less: 39,685; 33,045 and 33,045 shares of common stock
held in treasury - at cost	(579)	(454)	(454)
Total Stockholders' Equity	322,922	296,157	308,952

	$1,509,270	$1,439,283	$1,492,630

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003

Net sales	$422,652	$416,117	$1,095,367	$1,104,863
Royalty and other revenues	50,804	37,480	132,251	107,608
Total revenues	473,456	453,597	1,227,618	1,212,471

Cost of goods sold	263,544	275,272	674,417	718,630

Gross profit	209,912	178,325	553,201	493,841

Selling, general and administrative expenses	160,408	142,655	454,883	432,817

Gain on sale of investment	-		-	3,496

Income before interest and taxes	49,504	35,670	98,318	64,520

Interest expense	8,822	9,352	35,920	28,074
Interest income	457	168	1,177	664

Income before taxes	41,139	26,486	63,575	37,110

Income tax expense	14,398	9,452	22,251	13,252

Net income	26,741	17,034	41,324	23,858

Preferred stock dividends	5,280	5,177	15,841	14,746

Net income available to common
stockholders	$ 21,461	$ 11,857	$ 25,483	$ 9,112

Basic net income per common share	$ 0.69	$ 0.39	$ 0.82	$ 0.30

Diluted net income per common share	$ 0.52	$ 0.34	$ 0.79	$ 0.30

Dividends declared per common share	$ 0.075	$ 0.075	$ 0.15	$ 0.15

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)
	Thirty-Nine Weeks Ended
	October 31,	November 2,
	2004	2003

OPERATING ACTIVITIES:
Net income	$ 41,324	$ 23,858
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	20,645	20,543
Deferred income taxes	21,636	13,571
Prepayment penalty on early extinguishment of debt	7,293	-

Changes in operating assets and liabilities:
Receivables	(63,522)	(86,614)
Inventories	(24,243)	12,313
Accounts payable and accrued expenses	12,690	(2,462)
Prepaids and other-net	16,001	7,249
Net Cash Provided (Used) By Operating Activities	31,824	(11,542)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26,885)	(18,475)
Contingent purchase price payments to Mr. Klein	(16,890)	(11,963)
Sale of investment in Gant Company AB, net of related fees	-	17,234
Acquisition of Calvin Klein, net of acquired cash	-	(401,160)
Net Cash Used By Investing Activities	(43,775)	(414,364)

FINANCING ACTIVITIES:
Purchase and redemption, including prepayment penalty,
of 9 1/2% senior subordinated notes	(157,293)	-
Proceeds from issuance of 7 1/4% senior unsecured notes,
net of related fees	145,131	-
Proceeds from issuance of 10% secured term loan	-	125,000
Repayment of 10% secured term loan	-	(125,000)
Proceeds from issuance of 8 1/8% senior unsecured notes, net of related fees	-	144,696
Proceeds from revolving line of credit	-	16,500
Payments on revolving line of credit	-	(16,500)
Proceeds from issuance of Series B convertible redeemable preferred stock,
net of related fees	-	249,250
Exercise of stock options	6,029	1,549
Acquisition of treasury shares	(125)	(68)
Cash dividends on common stock	(4,635)	(4,555)
Cash dividends on preferred stock	(15,841)	-
Net Cash (Used) Provided By Financing Activities	(26,734)	390,872

Decrease in cash	(38,685)	(35,034)

Cash at beginning of period	132,988	117,121

Cash at end of period	$ 94,303	$ 82,087

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

The results of operations for the thirty-nine weeks ended October 31, 2004 and November 2, 2003 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year- end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year.

2. INVENTORIES

Inventories, comprised principally of finished goods, are stated at the lower of cost or market. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At October 31, 2004, February 1, 2004 and November 2, 2003, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

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

3. EARNINGS PER SHARE

The Company computed its basic and diluted net income per common share as follows:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/04	11/2/03	10/31/04	11/2/03

Net income	$26,741	$17,034	$41,324	$23,858
Less: Preferred stock dividends	5,280	5,177	15,841	14,746
Net income available to common stockholders for
basic net income per common share	21,461	11,857	25,483	9,112
Add back preferred stock dividends	5,280	5,177	-	-
Net income available to common stockholders
for diluted net income per common share	$26,741	$17,034	$25,483	$ 9,112

Weighted average common shares outstanding for
basic net income per common share	31,066	30,398	30,889	30,228

Impact of dilutive employee stock options	1,635	787	1,418	521

Impact of assumed preferred stock conversion	18,910	18,541	-	-

Total shares for diluted net income per common share	51,611	49,726	32,307	30,749

Basic net income per common share	$ 0.69	$ 0.39	$ 0.82	$ 0.30

Diluted net income per common share	$ 0.52	$ 0.34	$ 0.79	$ 0.30

Potentially dilutive securities excluded from the calculation of diluted net income per common share are as follows:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/04	11/2/03	10/31/04	11/2/03

Antidilutive stock options	0	10	1,015	1,779

In addition, conversion of the Company's convertible redeemable preferred stock into 18,910 and 17,603 common shares outstanding for the thirty-nine weeks ended October 31, 2004 and November 2, 2003, respectively, was not assumed because the inclusion thereof would have been antidultive.

4. COMPREHENSIVE INCOME

Comprehensive income is as follows:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/04	11/2/03	10/31/04	11/2/03

Net income	$26,741	$17,034	$41,324	$23,858
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	83	(42)	13	74
Gain (loss) on foreign currency hedges	-	131	-	(26)
Comprehensive income	$26,824	$17,123	$41,337	$23,906

The income tax effect related to foreign currency translation adjustments was an expense of $51 and $8 for the thirteen and thirty-nine weeks ended October 31, 2004, respectively. The income tax effect related to foreign currency translation adjustments was a benefit of $25 and an expense of $46 for the thirteen and thirty-nine weeks ended November 2, 2003, respectively. The income tax effect related to the foreign currency hedges was an expense of $76 and a benefit of $17 for the thirteen and thirty-nine weeks ended November 2, 2003, respectively.

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

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/04	11/2/03	10/31/04	11/2/03

Net income - as reported	$26,741	$17,034	$41,324	$23,858
Deduct: Stock-based employee
compensation expense determined under fair
value method, net of related tax effects	1,195	979	3,440	2,809
Net income - as adjusted	$25,546	$16,055	$37,884	$21,049

Net income per common share:
Basic - as reported	$ 0.69	$ 0.39	$ 0.82	$ 0.30
Diluted - as reported	$ 0.52	$ 0.34	$ 0.79	$ 0.30
Basic - as adjusted	$ 0.65	$ 0.36	$ 0.71	$ 0.21
Diluted - as adjusted	$ 0.50	$ 0.32	$ 0.69	$ 0.21

In March 2004, the Financial Accounting Standards Board issued Exposure Draft, "Share-Based Payment-an amendment of FASB Statements No. 123 and 95." This proposed standard, which is expected to be effective for periods beginning after June 15, 2005, would require that the Company recognize an expense for its equity-based compensation programs, including stock options. The Company is currently evaluating the provisions of this proposed standard to determine its impact on the Company's future financial statements.

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

If the acquisition, including the issuance of convertible redeemable preferred stock, had occurred on the first day of fiscal 2003 instead of on February 12, 2003, the Company's proforma consolidated results of operations would have been:

Thirty-Nine Weeks Ended
11/2/03

Total revenues	$1,217,005
Net income	$ 23,488
Basic and diluted net income per common share	$ 0.27

In connection with the acquisition, the Company recorded a liability of $19,724 in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," principally related to severance and termination benefits for certain employees of the acquired entities and lease and other contractual obligations related to certain facilities which the Company no longer operates. Through the end of 2003, the Company charged $9,607 to this liability, leaving $10,117 in this liability at February 1, 2004. Through the first nine months of 2004, the Company charged $4,917 to this liability. The Company also recorded an adjustment of $3,784 to this liability in the third quarter of 2004 due to a change in the fair value of future lease payments in a facility which the Company no longer operates. The adjustment to the liability was recorded to goodwill. The balance of this liability was $1,416 at October 31, 2004.

7. SALE OF INVESTMENT

In the second quarter of 2003, the Company sold its minority interest in Gant Company AB for $17,234, net of related fees, which resulted in a pre-tax gain of $3,496.

8. ASSET IMPAIRMENTS, ACTIVITY EXIT COSTS AND OTHER CHARGES

Licensing the Bass Wholesale Business

In the fourth quarter of 2003, the Company announced the licensing of the Bass brand for wholesale distribution of footwear to Brown Shoe Company, Inc. and the Company's exiting of the wholesale footwear business. In connection with exiting the wholesale footwear business, the Company relocated its continuing retail footwear operations from South Portland, Maine to its New York, New York and Bridgewater, New Jersey offices.

Costs associated with these activities are as follows:
		Incurred	Incurred During	Cumulative
		in Quarter	Thirty-Nine	Incurred
	Total Expected	Ended	Weeks Ended	Through
	to be Incurred	10/31/04	10/31/04	10/31/04

Severance and termination benefits	$ 5,988	$ 747	$ 4,182	$ 5,891
Long-lived asset impairments	3,130	-	-	3,130
Inventory liquidation costs	3,669	-	262	3,669
Lease termination costs	3,732	3,732	3,732	3,732
Relocation of retail operations and other costs	6,950	1,769	4,284	5,637
Total	$23,469	$6,248	$12,460	$22,059

Liabilities recorded in connection with these activities are as follows:
		Costs Incurred	Costs Paid
		During Thirty-	During Thirty-
	Liability	Nine Weeks	Nine Weeks	Liability
	at 2/1/04	Ended 10/31/04	Ended 10/31/04	at 10/31/04

Severance and termination benefits	$1,660	$4,182	$3,339	$2,503
Lease termination costs	-	3,732	75	3,657
Total	$1,660	$7,914	$3,414	$6,160

The lease termination costs relate to the Company's facility in South Portland, Maine. Under FASB Statement No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," such costs were recorded based on their fair value in the third quarter of 2004 when the facility ceased to be used. The long-lived asset impairments relate principally to leasehold improvements in the South Portland, Maine facility and to various information systems that specifically supported the Company's wholesale footwear business. Costs associated with severance and termination benefits, long-lived asset impairments, and the relocation of retail operations and other costs are included in selling, general and administrative expenses of the Apparel and Related Products segment. Inventory liquidation costs are included in cost of goods sold of the Apparel and Related Products segment.

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

In connection with the recording of the impairment of long-lived assets, the Company determined it would close a significant number of the impaired stores. Costs associated with these activities are as follows:
			Incurred
	Total	Incurred	During	Cumulative
	Expected	in Quarter	Thirty-Nine	Incurred
	to be	Ended	Weeks Ended	Through
	Incurred	10/31/04	10/31/04	10/31/04

Severance and termination benefits	$ 867	$ 63	$ 240	$ 385
Lease termination costs	2,098	26	87	2,065
Inventory liquidation costs	2,000	215	1,072	1,072
Total	$4,965	$304	$1,399	$3,522

Liabilities recorded in connection with these activities are as follows:
		Costs Incurred	Costs Paid
		During Thirty-	During Thirty-
	Liability	Nine Weeks	Nine Weeks	Liability
	at 2/1/04	Ended 10/31/04	Ended 10/31/04	at 10/31/04

Lease termination costs	$1,500	$87	$1,587	$0

The charges for the asset impairment, severance and termination benefits and lease termination costs are included in selling, general and administrative expenses of the Apparel and Related Products segment. Inventory liquidation costs are included in cost of goods sold of the Apparel and Related Products segment.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the second quarter of 2003, the Company entered into forward exchange contracts in advance of future purchases of inventory denominated in Euros. These forward exchange contracts were used to hedge against the Company's exposure to changes in the exchange rate for the Euro. The forward exchange contracts were not held for the purpose of trading or speculation. Therefore, the Company classified these contracts as cash flow hedges. The principal terms of the foreign exchange contracts were the same as the underlying inventory purchases; therefore changes in the fair value of the forward contracts were highly effective in offsetting changes in the expected cash flows from the inventory purchases. At November 2, 2003, the Company's foreign exchange contracts had a notional amount of $2,939, with maturity dates through December 2003. At October 31, 2004, the Company had no foreign exchange contracts outstanding.

10. CONVERTIBLE REDEEMABLE PREFERRED STOCK

In connection with the Calvin Klein acquisition, the Company issued $250,000 of convertible redeemable preferred stock. The cash proceeds from this issuance after related fees were $249,250. The convertible redeemable preferred stock has a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. As of October 31, 2004, the liquidation preference of the convertible redeemable preferred stock was $264,746. Conversion may occur any time at the option of the preferred stockholders. Conversion may occur at the Company's option after February 12, 2007, if the market value of the Company's common stock equals or exceeds 225% of the conversion price then in effect for 60 consecutive days. The preferred stockholders can require the Company to redeem for cash all of the then outstanding shares of convertible redeemable preferred stock on or after November 1, 2013. On all matters put to a vote to holders of common stock, each holder of shares of the convertible redeemable preferred stock is entitled to the number of votes equal to the number of shares that would be issued upon conversion of the convertible redeemable preferred stock into common stock. The preferred stockholders have the right to elect separately as a class three directors and to have one of their directors serve on the compensation, nominating and executive committees of the Company's board subject to applicable law, rule and regulation.

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

Net benefit cost was recognized as follows:
	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/04	11/2/03	10/31/04	11/2/03

Service cost, including expenses	$ 1,334	$ 1,039	$ 4,002	$ 3,117
Interest cost	3,065	2,879	9,195	8,636
Amortization of net loss	1,744	966	5,232	2,900
Expected return on plan assets	(3,132)	(2,949)	(9,400)	(8,847)
Amortization of prior service cost	496	464	1,486	1,392
	$ 3,507	$ 2,399	$10,515	$ 7,198
	Postretirement Plan
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/04	11/2/03	10/31/04	11/2/03

Interest cost	$ 585	$ 611	$1,755	$1,833
Amortization of net loss	310	292	930	875
Amortization of prior service cost	(111)	(111)	(333)	(333)
	$ 784	$ 792	$2,352	$2,375

12. GOODWILL

The changes in the carrying amount of goodwill for the period ended October 31, 2004, by segment, are as follows:
	Apparel and
	Related	Calvin Klein
	Products	Licensing	Total

Balance as of February 1, 2004	$94,742	$65,649	$160,391
Contingent purchase price payments to Mr. Klein	-	16,890	16,890
Calvin Klein acquisition liability adjustment	-	(3,784)	(3,784)
Balance as of October 31, 2004	$94,742	$78,755	$173,497

13. LONG-TERM DEBT

Long-term debt is as follows:
	10/31/04	2/1/04	11/2/03

7 1/4% senior unsecured notes due 2011	$150,000	$ -	$ -
8 1/8% senior unsecured notes due 2013	150,000	150,000	150,000
7 3/4% debentures due 2023	99,510	99,501	99,499
9 1/2% senior subordinated notes due 2008	-	149,596	149,577
	$399,510	$399,097	$399,076

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

On February 18, 2004, the Company issued $150,000 of senior unsecured notes due 2011. The net proceeds of the offering after related fees were $145,131. The notes accrue interest at the rate of 7 1/4% per annum, which is payable semi-annually. The Company used the net proceeds of the issuance of the 7 1/4% senior unsecured notes and available cash to purchase and redeem its 9 1/2% senior subordinated notes due 2008. The total cash paid for purchase and redemption, including a prepayment penalty, was $157,293.

14. NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Investing Activities section of the Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 31, 2004 was a Calvin Klein acquisition liability adjustment of $3,784. Such adjustment was reflected as a decrease to goodwill.

Omitted from the Investing Activities and Financing Activities sections of the Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended November 2, 2003 were certain noncash transactions related to the acquisition of Calvin Klein. As part of the purchase price, the Company issued shares of its common stock, valued at $30,000, to the selling shareholders. In addition, the Company issued to Mr. Klein a nine-year warrant (valued at $637) to purchase shares of the Company's common stock.

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended November 2, 2003 were preferred dividends of $14,746, as the Company elected not to pay a cash dividend in the first three quarters of 2003 on the Company's convertible redeemable preferred stock.

15. SEGMENT DATA

The Company manages and analyzes its operating results by two business segments: (i) Apparel and Related Products segment; and (ii) Calvin Klein Licensing segment. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its dress shirt and sportswear divisions into the Apparel and Related Products segment. This segment derives revenues from marketing dress shirts and sportswear and, to a lesser extent, footwear and other accessories, principally under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Kenneth Cole New York, Kenneth Cole Reaction, Bass/G.H. Bass & Co., Calvin Klein, ck Calvin Klein, BCBG Max Azria, BCBG Attitude and MICHAEL Michael Kors. Products under the BCBG Max Azria, BCBG Attitude and MICHAEL Michael Kors brand names began to be marketed by the Company in 2004. The Calvin Klein Licensing segment derives revenues from (a) licensing and similar arrangements worldwide of the Calvin Klein Collection, Calvin Klein and ck Calvin Klein brands for a broad array of products; and (b) the marketing, directly by the Company through three Calvin Klein image stores, of high-end apparel and accessories collections for men and women under the Calvin Klein Collection brand. The Company includes the Calvin Klein Collection business in the Calvin Klein Licensing segment because management views the purpose of the Calvin Klein Collection business as building and marketing the Calvin Klein brands, which supports and benefits all of the brands' licensing businesses.
	Segment Data
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/04	11/2/03	10/31/04	11/2/03

Revenues - Apparel and Related Products
Net sales	$420,117	$406,420	$1,086,981	$1,077,864
Royalty and other revenues	5,094	3,368	13,907	10,903
Total	$425,211	$409,788	$1,100,888	$1,088,767

Revenues - Calvin Klein Licensing
Net sales	$ 2,535	$ 9,697	$ 8,386	$ 26,999
Royalty and other revenues	45,710	34,112	118,344	96,705
Total	$ 48,245	$ 43,809	$ 126,730	$ 123,704

Total revenues
Net sales	$422,652	$416,117	$1,095,367	$1,104,863
Royalty and other revenues	50,804	37,480	132,251	107,608
Total	$473,456	$453,597	$1,227,618	$1,212,471

Operating income - Apparel and Related Products	$ 41,555	$ 36,681	$ 80,637	$ 74,870

Operating income - Calvin Klein Licensing	15,261	4,895	40,722	6,010

Corporate expenses	7,312	5,906	23,041	16,360

Income before interest and taxes	$ 49,504	$ 35,670	$ 98,318	$ 64,520

Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Corporate expenses for the thirty-nine weeks ended November 2, 2003 include a pre-tax gain of $3,496 related to the Company's sale of its minority interest in Gant.

Revenues for the Apparel and Related Products segment occur principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/04	11/2/03	10/31/04	11/2/03

Domestic	$27,109	$20,605	$ 66,682	$ 62,817
Foreign	21,136	23,204	60,048	60,887
	$48,245	$43,809	$126,730	$123,704

16. OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company's suppliers from three raw material vendors. The amount guaranteed at October 31, 2004 was $674. The maximum amount guaranteed under all three contracts is $4,500. The guarantees expire on January 31, 2005.

17. SUBSEQUENT EVENT

On November 22, 2004, the Company entered into a definitive agreement to acquire the Arrow brand worldwide and the related licensing business from affiliates of Cluett American Group, Inc. for approximately $70,000. The transaction is subject to customary conditions and governmental approvals, and is expected to close by year end.

The Company currently operates the men's Arrow dress shirt and sportswear businesses in the United States under a long-term licensing agreement with affiliates of Cluett American Group and sublicenses the boy's businesses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes.

Business Description

We are one of the largest apparel companies in the world. Our portfolio of brands includes Van Heusen, Calvin Klein, ck Calvin Klein, IZOD, G.H. Bass & Co. and Bass, which are owned, and Arrow (which we entered into a definitive agreement to acquire), Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude and MICHAEL Michael Kors, which are licensed. We acquired Calvin Klein, Inc., a lifestyle design and marketing company, and certain affiliated companies, in February 2003. The addition of Calvin Klein, one of the world's most highly recognized designer brands, provides us with an additional platform for growth in revenues and profitability, and a significant royalty stream.

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

Our results in 2004 are being impacted by certain initiatives we took to focus our strategic efforts to supporting and growing our dress shirt, sportswear and Calvin Klein businesses. In the fourth quarter of 2003, we announced we would exit the wholesale footwear business commencing on the first day of 2004 by licensing the Bass brand for wholesale distribution of footwear to Brown Shoe Company, Inc. and announced the closing of underperforming retail outlet stores across our Van Heusen, IZOD, Bass and Geoffrey Beene retail outlet chains. We estimate that the total pre-tax costs to be incurred to complete these actions will approximate $37.5 million. (Please see Note 8 in the Notes to Condensed Consolidated Financial Statements.) Overall, including the liquidation of working capital associated with exiting the wholesale footwear business and the outlet store closing program, these actions are expected to provide positive net cash flow.

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

RESULTS OF OPERATIONS

We generate net sales from (i) the wholesale distribution of apparel, principally under the brand names Van Heusen, Calvin Klein, ck Calvin Klein, IZOD, Arrow, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors and various private labels, and, through the end of 2003, footwear under the Bass brand; and (ii) the sale, through approximately 700 company operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores operate in an outlet format, except for three Calvin Klein image stores located in New York City, Dallas and Paris principally selling men's and women's high-end collection apparel and accessories, soft home furnishings and tableware. We first started selling dress shirts under the BCBG Max Azria, BCBG Attitude and MICHAEL Michael Kors brand names in 2004.

We generate royalty and other revenues from fees for licensing the use of our trademarks. Royalty and other revenues relate principally to licensing the Calvin Klein, IZOD and Van Heusen trademarks. In the first nine months of 2004, net sales were 89.2% and royalty and other revenues were 10.8% of our total revenues. In the first nine months of 2003, net sales were 91.1% and royalty and other revenues were 8.9% of our total revenues.

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

Selling, general and administrative expenses include all operating expenses, other than expenses included in cost of goods sold. Salaries and related fringe benefits are the largest component of selling, general and administrative expenses, comprising 50.4% of such expenses in the first nine months of 2004. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 21.4% of selling, general and administrative expenses in the first nine months of 2004.

Thirteen Weeks Ended October 31, 2004 Compared With Thirteen Weeks Ended November 2, 2003

Net Sales

Net sales in the third quarter of 2004 increased $6.6 million to $422.7 million from $416.1 million in the prior year. This increase was due principally to (i) sales generated from the second quarter 2004 launch of our Calvin Klein better men's sportswear line and additional Calvin Klein retail outlet store openings in premium outlet malls; and (ii) an increase in our wholesale sportswear business driven principally by growth in Arrow. These increases were offset, in part, by the loss of sales of $20.0 million associated with our exit of the wholesale footwear business in connection with the license to Brown Shoe and the Calvin Klein men's and women's high end collection apparel businesses which we licensed to Vestimenta.

Royalty and Other Revenues

Royalty and other revenues in the third quarter of 2004 increased $13.3 million to $50.8 million from $37.5 million in the prior year. Of this $13.3 million increase, $11.6 million was attributable to the Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees. The remaining $1.7 million increase was attributable to the Apparel and Related Products segment, resulting principally from our IZOD women's sportswear license with Kellwood Company.

Gross Profit on Total Revenues

Gross profit on total revenues in the third quarter of 2004 was $209.9 million, or 44.3% of total revenues, compared with $178.3 million, or 39.3% of total revenues in the prior year. The 500 basis point improvement was due principally to: (i) an increase in royalty and other revenues as a percentage of total revenues (royalty and other revenues do not carry a cost of sales and, as such, the gross profit percentage on such revenues is 100.0%); (ii) the elimination of the negative impact in 2003 of the Calvin Klein men's and women's high-end collection apparel businesses which were licensed to Vestimenta at the end of 2003; (iii) an increase in our wholesale sportswear business due to more full priced sell-throughs; and (iv) an increase due to the impact from our higher margin Calvin Klein better men's sportswear line, launched in the second quarter of 2004, and higher margin Calvin Klein retail outlet store openings in premium outlet malls.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of 2004 increased $17.7 million to $160.4 million, or 33.9% of total revenues, from $142.7 million, or 31.4% of total revenues, in the prior year. This increase was attributable to: (i) additional expenses associated with operating and advertising our Calvin Klein businesses, including our Calvin Klein better men's sportswear line, launched in the second quarter of 2004, and additional Calvin Klein retail outlet store openings in premium outlet malls; (ii) an increase in incentive compensation expense; and (iii) expenses associated with exiting the wholesale footwear business and relocating our continuing retail footwear operations. These increases were offset, in part, by the elimination of expenses associated with Calvin Klein integration costs and the wholesale footwear business in connection with the license to Brown Shoe.

Interest Expense, Net

Net interest expense in the third quarter of 2004 was $8.4 million compared with $9.2 million in the prior year. This decrease was due principally to the impact of the lower interest rate on our 7 1/4% senior unsecured notes due 2011 which were issued on February 18, 2004. We used the net proceeds of this issuance and available funds to purchase and redeem our 9 1/2% senior subordinated notes due 2008.

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

Thirty-Nine Weeks Ended October 31, 2004 Compared With Thirty-Nine Weeks Ended November 2, 2003

Net Sales

Net sales in the first nine months of 2004 decreased $9.5 million to $1,095.4 million from $1,104.9 million in the prior year. This decrease was due principally to the loss of sales of $65.4 million associated with our exit of the wholesale footwear business in connection with the license to Brown Shoe and the Calvin Klein men's and women's high-end collection apparel businesses which we licensed to Vestimenta. This decrease was offset, in part, by the following: (i) sales generated from the second quarter 2004 launch of our Calvin Klein better men's sportswear line and additional Calvin Klein retail outlet store openings in premium outlet malls; and (ii) increases in our wholesale dress shirt and sportswear businesses.

Net sales for the full year 2004 are expected to include the effect of exiting and starting various businesses, including, without limitation: (i) the loss of the net sales attributable to the wholesale distribution of footwear under the Bass brand, which in 2003 was $61.3 million; (ii) the loss of the net sales attributable to closing underperforming retail outlet stores; (iii) the loss of the net sales from the wholesale distribution of the Calvin Klein men's and women's high-end collection apparel businesses which were licensed to Vestimenta, the net sales of which were $20.9 million in 2003; (iv) the addition of net sales attributable to our new dress shirt licensing arrangements for Chaps, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors and SEAN JOHN (sales for Chaps and SEAN JOHN will principally commence in the fourth quarter of 2004); and (v) the addition of net sales attributable to our launch of a Calvin Klein better men's sportswear line marketed to upscale specialty and department stores and additional Calvin Klein retail outlet store openings in premium outlet malls. We currently intend to open as many as 75 Calvin Klein outlet stores over the next three to four years.

Royalty and Other Revenues

Royalty and other revenues in the first nine months of 2004 increased $24.7 million to $132.3 million from $107.6 million in the prior year. This increase was due to new licensees and growth exhibited by existing licensees in the Calvin Klein Licensing segment, as well as an additional nine days of revenue in that segment for the current year, as we acquired Calvin Klein nine days after the beginning of 2003.

The net effect of the net sales items and royalty and other revenues discussed above, as well as anticipated changes in our ongoing businesses, is currently expected to result in an increase in 2004 full year total revenues over 2003 of 5% - 6%.

Gross Profit on Total Revenues

Gross profit on total revenues in the first nine months of 2004 was $553.2 million, or 45.1% of total revenues, compared with $493.8 million, or 40.7% of total revenues in the prior year. The 440 basis point improvement was due principally to: (i) an increase in royalty and other revenues as a percentage of total revenues (royalty and other revenues do not carry a cost of sales and, as such, the gross profit percentage on such revenues is 100.0%); (ii) the elimination of the negative impact in 2003 of the Calvin Klein men's and women's high- end collection apparel businesses which were licensed to Vestimenta at the end of 2003; (iii) an increase due to the impact from our higher margin Calvin Klein better men's sportswear line, launched in the second quarter of 2004, and higher margin Calvin Klein retail outlet store openings in premium outlet malls; and (iv) increases in our wholesale apparel and retail outlet businesses due to more full priced sell-throughs and less promotional selling.

Due to anticipated promotional selling related to the closing of approximately 55 retail outlet stores as well as a more pronounced increase in the proportionate share of wholesale sales compared with retail outlet sales (our wholesale business has lower gross margins than our retail outlet business) in the fourth quarter of this year, we currently anticipate that the gross profit percentage increase experienced in the first nine months of 2004 will not recur in the fourth quarter of this year. We are currently estimating the full year gross profit percentage to increase approximately 250 basis points over 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first nine months of 2004 increased $22.1 million to $454.9 million, or 37.1% of total revenues, from $432.8 million, or 35.7% of total revenues, in the prior year. This increase was attributable to: (i) additional expenses associated with operating and advertising our Calvin Klein businesses, including our Calvin Klein better men's sportswear line, launched in the second quarter of 2004, and additional Calvin Klein retail outlet store openings in premium outlet malls; (ii) an increase in incentive compensation expense; and (iii) expenses associated with exiting the wholesale footwear business and relocating our continuing retail footwear operations. These increases were offset, in part, by the elimination of expenses associated with Calvin Klein integration costs and the wholesale footwear business in connection with the license to Brown Shoe.

We currently anticipate the 2004 full year selling, general and administrative expense percentage to be relatively flat with the prior year.

Gain on Sale of Investment

In the second quarter of 2003, we sold our minority interest in Gant for $17.2 million, net of related expenses, which resulted in a pre-tax gain of $3.5 million.

Interest Expense, Net

Net interest expense in the first nine months of 2004 was $34.7 million compared with $27.4 million in the prior year. This increase was due principally to a prepayment penalty of $7.3 million and the write-off of $2.1 million of debt issuance costs associated with our purchase and redemption of our 9 1/2% senior subordinated notes due 2008 on February 18, 2004. These notes were purchased and redeemed with the net proceeds of the issuance on February 18, 2004 of 7 1/4% senior unsecured notes due 2011 and available funds. The benefit of the lower interest rate on the

7 1/4% senior unsecured notes partially offset the increase in interest expense related to the costs of extinguishing the 9 1/2% senior subordinated notes. Excluding the effect of the prepayment penalty and the write-off of debt issuance costs, we currently expect that interest expense in 2004 will decrease below 2003 levels, as the benefits of the lower interest rate on the 7 1/4% senior unsecured notes continue to be realized.

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

Operating Activities

Cash provided by operating activities was $31.8 million in the first nine months of 2004 compared with cash used by operating activities of $11.5 million in the prior year. Cash flow from net income, adjusted for depreciation and amortization, deferred income taxes and the prepayment penalty on the early extinguishment of debt, increased $32.9 million compared with the prior year. The remaining $10.4 million increase in operating cash flow relates principally to the following:

(i) A $23.1 million increase in cash flow from receivables due principally to exiting the wholesale footwear business and overall quicker collections.

(ii) A $36.6 million decrease in cash flow from inventories due principally to a buildup of inventory in the current year's third quarter in anticipation of fourth quarter sales increases in our wholesale businesses as well as an increase in inventory related to additional Calvin Klein retail outlet store openings in premium outlet malls. Partially offsetting these increases was a reduction in inventory from exiting the wholesale footwear business.

(iii) A $15.2 million increase in cash flow from accounts payable and accrued expenses due principally to the current year not having the significant payments which occurred in the prior year related to liabilities assumed in connection with the acquisition of Calvin Klein.

(iv) An $8.7 million increase in cash flow from prepaids and other-net, due in part to the receipt of $5.5 million in 2004 from the sellers of Calvin Klein, as a purchase price adjustment.

Investing Activities

Cash used by investing activities was $43.8 million in the first nine months of 2004, compared with $414.4 million in the prior year. Our investing activities for the first nine months of 2003 were impacted significantly by the Calvin Klein acquisition. In connection with the Calvin Klein acquisition, we are making contingent purchase price payments to Mr. Klein based on a percentage of worldwide sales of products bearing any of the Calvin Klein brands. Such amount was $16.9 million for the first nine months of 2004, compared with $12.0 million in the prior year. Capital spending in the first nine months of 2004 was $26.9 million compared with $18.5 million in the prior year. The capital spending increase was due principally to additional Calvin Klein retail outlet store openings in premium outlet malls.

Financing Activities

On February 18, 2004, we issued $150.0 million of 7 1/4% senior unsecured notes due 2011. The net proceeds of the offering after related fees were $145.1 million. We used the net proceeds of this issuance and available cash to purchase and redeem our 9 1/2% senior subordinated notes due 2008. The total cash paid for purchase and redemption, including a prepayment penalty, was $157.3 million.

Also impacting financing activities for the first nine months of 2004 were preferred dividends of $15.8 million on our convertible redeemable preferred stock. We chose not to pay the preferred dividends in cash in each of the prior year's first three quarters. In addition, cash flow from the exercise of employee stock options increased $4.5 million compared with the prior year.

Our financing activities for the first nine months of 2003 were impacted significantly by the Calvin Klein acquisition. In order to finance the acquisition, we issued $250.0 million of convertible redeemable preferred stock. The cash proceeds of this issuance after related fees were $249.3 million. In addition, we entered into a $125.0 million 10% secured term loan. We refinanced this term loan with a portion of the net proceeds received from the $150.0 million 8 1/8% senior unsecured notes due 2013 that were issued on May 5, 2003. Please see notes 10, 13 and 14 in the Notes to Condensed Consolidated Financial Statements.

Total debt, which excludes convertible redeemable preferred stock, as a percentage of total capital was 40.5% as of October 31, 2004 compared with 41.6% and 41.0% as of February 1, 2004 and November 2, 2003, respectively. Total capital includes interest-bearing debt, convertible redeemable preferred stock and stockholders' equity. These percentages, net of cash, were 34.2%, 32.2% and 35.6% as of October 31, 2004, February 1, 2004 and November 2, 2003, respectively.

Outlook

For the full year 2004, we currently expect our cash flow from operating activities to be in the range of $95.0 million to $105.0 million. Our investing activities for 2004 are expected to include the following: (i) the acquisition of the Arrow brand from affiliates of Cluett American Group, Inc. for approximately $70.0 million; (ii) capital expenditures in the range of $38.0 million to $40.0 million; and (iii) contingent purchase price payments to Mr. Klein in the range of $21.0 million to $23.0 million. Our financing activities in 2004 are expected to include cash dividends on both our common and preferred stock of $25.8 million and cash from the exercise of stock options in the range of $20.0 million to $25.0 million. As a result of the above mentioned items, we currently expect to have a net cash outflow in 2004 of $30.0 million to $40.0 million.

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

For near-term liquidity, in addition to our cash balance, we have a secured revolving credit facility which provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million under both the revolving credit borrowings and the issuance of letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this secured revolving credit facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. As of October 31, 2004, we had no borrowings and $131.8 million outstanding letters of credit under this facility.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by the Company include cash equivalents and long-term debt. Based upon the amount of cash equivalents held at October 31, 2004 and the average net amount of cash equivalents that the Company currently anticipates holding during 2004, the Company believes that a change of 100 basis points in interest rates would not have a material effect on the Company's financial position or results of operations. The note entitled "Long-Term Debt" in the Notes to the Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended February 1, 2004 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt.

Substantially all of the Company's sales and expenses are currently denominated in United States dollars. However, certain of the Company's operations and license agreements, particularly in the Calvin Klein Licensing segment, expose the Company to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro and the Yen. Exchange rate fluctuations can cause the United States dollar equivalent of the foreign currency cash flows to vary. This exposure arises as a result of (i) license agreements that require licensees to make royalty and other payments to the Company based on the local currency in which the licensees operate, with the Company bearing the risk of exchange rate fluctuations; and (ii) the Company's retail and administrative operations that require cash outflows in foreign currencies. To a certain extent, there is a natural hedge of exchange rate changes in that the foreign license agreements generally produce cash inflows and the foreign retail and administrative operations generally produce cash outflows. The Company may from time to time purchase foreign currency forward exchange contracts to hedge against changes in exchange rates. No forward exchange contracts were held as of October 31, 2004. The Company believes that future exchange rate changes will not have a material effect on the Company's financial condition or results of operations.

ITEM 4 - CONTROLS AND PROCEDURES

As of October 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2004. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

Our independent auditor, Ernst & Young LLP ("E&Y"), has recently notified the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Audit Committee of our Board of Directors that certain cash handling services performed for a large number of public companies, including Phillips-Van Heusen Corporation, by E&Y affiliates in China have raised questions regarding E&Y's independence with respect to its performance of audit services. These services are not permitted under the auditor independence rules.

E&Y has informed the Company and its Audit Committee that it has concluded that the services performed have not impaired its independence with respect to performance of its audit services. The Company and its Audit Committee have considered the impact the providing of these services may have had on E&Y's independence with respect to the Company and concluded there has been no impairment of E&Y's independence. The fees over the period the services were provided (2001 and 2002) totaled approximately $5,400. The services have been discontinued.

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

Dated: December 7, 2004
/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller