Form 10-K
period 2005-01-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 2005-04-14
CIK 78239

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2005

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

Yes  X   No

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors, executive officers and greater than 10% shareholders are affiliates of the registrant) based upon the closing sale price of the registrants common stock on April 1, 2005 was $627,237,864.

Number of shares of Common Stock outstanding as of April 1, 2005:  33,396,553.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K
in which incorporated
Registrant's Proxy Statement
for the Annual Meeting of	Part III
Stockholders to be held on June 14, 2005

* * *

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenues and earnings, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel and footwear products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositioning of brands by the Company's licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize revenue growth from developing and growing Calvin Klein; (iv) our operations and results could be affected by quota restrictions (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity's, or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenues, whether as a result of the receipt of new information, future events or otherwise.

PART I

Item 1.  Business

Unless the context otherwise requires, the terms "we," "our" or "us" refer to Phillips-Van Heusen Corporation and its subsidiaries taken as a whole. Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1, and are designated by the calendar year in which the fiscal year commences. We derive market share data information used herein from various industry sources. References to the brand names Calvin Klein Collection, Calvin Klein, ck, ck Calvin Klein, Van Heusen, IZOD, IZOD G, Eagle, Bass, G.H. Bass & Co., Geoffrey Beene, Arrow, Kenneth Cole New York, Reaction Kenneth Cole, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps, Sean John and Donald J. Trump Signature Collection and to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name. References to our acquisition of the Arrow tradename refer to our December 2004 acquisition of Cluett Peabody Resources Corporation and Cluett Peabody & Co., Inc., which companies we refer to collectively as "Arrow." References to our acquisition of Calvin Klein refer to our February 2003 acquisition of Calvin Klein, Inc., Calvin Klein (Europe), Inc., Calvin Klein (Europe II) Corp., Calvin Klein Europe S.r.l. and CK Service Corp., which companies we refer to collectively as "Calvin Klein."

Overview

We are one of the largest apparel companies in the world, with a heritage dating back over 120 years. We design and market nationally recognized branded dress shirts, sportswear and, to a lesser degree, footwear and other related products. We believe we market approximately one in three of the dress shirts sold in the United States and have a leading position in men's sportswear tops. Our portfolio of brands includes our own brands, Van Heusen, G.H. Bass & Co., Bass, IZOD, Calvin Klein Collection, Calvin Klein, ck, ck Calvin Klein and Arrow and our

licensed brands, Geoffrey Beene, Kenneth Cole New York, Reaction Kenneth Cole, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps, Sean John and, beginning in early 2005, Donald J. Trump Signature Collection. We also license our owned brands internationally over a broad range of products, with Calvin Klein being the best known and most widely licensed brand internationally.

We design, source and market substantially all of our products on a brand-by-brand basis targeting distinct consumer demographics and lifestyles. We market our brands at multiple price points and across multiple channels of distribution. This allows us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference or distribution channel. Currently, our products are distributed at wholesale through more than 10,000 doors in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. We also leverage our apparel design and sourcing expertise by offering private label dress shirt programs to retailers. Our wholesale business represents our core business and we believe that it is the basis for our brand equity. As a complement to our wholesale business, we also market our products directly to consumers through our Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein retail stores, primarily located in outlet malls throughout the United States.

On February 12, 2003, we acquired Calvin Klein. Over the past 30 years, we believe Calvin Klein has become one of the best known designer names in the world. We believe that the Calvin Klein brands - Calvin Klein Collection, ck Calvin Klein and Calvin Klein - provide us with the opportunity to market products at higher price points, in higher-end distribution channels and to different consumer groups than our other product offerings. Products sold under the Calvin Klein brands are sold primarily under licenses and other arrangements and include high-end collection apparel and accessories, jeans, underwear, fragrances, eyewear, men's tailored clothing, ties, shoes, hosiery, socks, swimwear, watches, coats, leather goods, table top and soft home furnishings and accessories. Calvin Klein controls all design operations and product development for most of its licensees, including Vestimenta S.p.A., the licensee for the Calvin Klein Collection high-end apparel businesses and one of the world's leading manufacturers and distributors of women's and men's high-end apparel. Calvin Klein oversees a worldwide marketing, advertising and promotion program of over $200 million, the majority of which is funded by its licensees. We believe that maintaining control over design and advertising through Calvin Klein's dedicated in-house teams plays a key role in the continued strength of the Calvin Klein brands.

We were incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881, and, with respect to our footwear business, to G.H. Bass & Co., a business begun in 1876. Our principal executive offices are located at 200 Madison Avenue, New York, New York 10016; our telephone number is (212) 381-3500.

We make available, at no cost, on our corporate website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission. We also make available, at no cost, on our corporate website, our Code of Business Conduct and Ethics. Our corporate website address is www.pvh.com.

Acquisition of the Arrow Tradename

On December 10, 2004, we acquired the Arrow brand worldwide and the related licensing business from affiliates of Cluett American Group, Inc. The transaction consisted of the acquisition from Cluett American Corp., Consumer Direct Corporation and Cluett Peabody Holding Corp. of all of the outstanding shares of common stock of Cluett Peabody Resources Corporation ("Resources") and Cluett Peabody & Co., Inc. ("CP&Co."). Resources is the worldwide owner of the Arrow trademark, principally for apparel, footwear and related goods, and certain related marks. CP&Co. licenses the Arrow marks from Resources and, in turn, licenses them to third parties throughout the world. We have been licensing the Arrow marks in the United States from Resources and CP&Co. for use on and in connection with men's and boys' dress shirts and sportswear since mid-2000.

Our Business Strategy

We intend to capitalize upon the significant opportunities presented by Calvin Klein and the strengthening of our "legacy" (pre-Calvin Klein acquisition) businesses. Although the Calvin Klein brand is well established and, we believe, enjoys strong brand awareness among consumers worldwide, there were numerous product areas in which no products, or only a limited number of products, were offered under any Calvin Klein label prior to the acquisition. This includes men's and women's better sportswear, footwear and certain accessories. Since our acquisition of Calvin Klein, we have introduced in the United States a Calvin Klein men's better sportswear line, and, through our licensing agreement with Kellwood Company, a women's better sportswear line, as well as entered into licenses for footwear, handbags and accessories for product launches in 2005. We believe our expertise in brand management, product design, sourcing and other logistics provides us with the ability to successfully strengthen and grow existing offerings, expand into new product offerings and increase distribution under the Calvin Klein brands while preserving the brands' prestige and global presence. As a result, we believe we have the opportunity to realize sales growth and enhanced profitability.

We intend for each of our brands to be a leader in its respective market segment, with strong consumer awareness and consumer loyalty. We believe that our brands are successful in their respective segments because we have strategically positioned each brand to target a distinct consumer demographic. We will continue to design and market our branded products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers and produce consumer loyalty. We will seek to increase our market share within the dress shirt and sportswear segments by enhancing our relationships with existing customers, expanding our product offerings through new licenses and product extensions and gaining increased floor space. We will also seek to strengthen our existing licensing relationships and to align ourselves with new licensing partners to take advantage of growth opportunities as they arise.

To address the needs of our customers, we are continuing to make investments and develop strategies to enhance our ability to provide timely product availability and delivery. Our investments in sophisticated systems should allow us to continue to reduce the cycle time between the design of products to the delivery of those products to our customers. We believe the enhancement of our supply chain efficiencies and working capital management through the effective use of our distribution network and overall infrastructure will allow us to better control costs and provide improved service to our customers.

Our Business

Our business includes the design, sourcing and marketing of a varied selection of branded and private label dress shirts, sportswear and, to a lesser degree, footwear and other related products, as well as the licensing of our brands for an assortment of products.

Dress Shirts

We market our dress shirts principally under the Van Heusen, Arrow, IZOD, Eagle, Geoffrey Beene, Calvin Klein, Kenneth Cole New York, Reaction Kenneth Cole, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps and Sean John brands.

Our wholesale dress shirt business, which generated 20.0% of our fiscal 2004 revenues, includes the design and marketing of dress shirts in a broad selection of styles and colors that are sold at retail price points generally ranging from $20 to $100 a shirt.

The Van Heusen dress shirt has provided a strong foundation for us for most of our history and is the best selling dress shirt brand in the United States. The Van Heusen dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed through more than 2,700 doors, principally in department stores, including Belk, Inc., Federated Department Stores, Inc., J.C. Penney Company, Inc., The May Department Stores Company and Saks, Inc., and through our Van Heusen retail stores.

The Arrow dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed through more than 2,000 doors, principally in mid-tier department stores, including Kohl's Corporation and Sears, Roebuck and Co. The Arrow dress shirt is positioned as a mid-tier department store complement to Van Heusen.

The IZOD dress shirt targets the modern traditional consumer, is marketed at moderate price points and is distributed through more than 700 doors, principally in department stores, including Belk, May and Saks.

The Eagle dress shirt, which we began shipping commencing in early 2004 on a test basis, targets the updated traditional consumer, is marketed at better price points and is distributed through more than 100 doors, principally in May.

The Geoffrey Beene dress shirt is the best selling designer dress shirt brand in department stores in the United States. The Geoffrey Beene dress shirt targets the more style conscious consumer, is marketed at moderate to upper moderate price points and is distributed through more than 1,300 doors, principally in department stores, including Federated, Marshall Field's, May and Saks, and through our Geoffrey Beene retail stores. We market Geoffrey Beene dress shirts under a license agreement with Geoffrey Beene Inc. that expires on December 31, 2008 and which we may extend, subject to certain conditions, through December 31, 2013.

The Calvin Klein dress shirt targets the classical contemporary consumer, is marketed at better price points and is distributed through more than 500 doors, principally in department stores, including Federated, Marshall Field's and May, and through our Calvin Klein retail stores. We also offer to a more limited distribution, ck Calvin Klein and Calvin Klein Collection dress shirts which are distributed in luxury department and specialty stores and free-standing ck Calvin Klein and Calvin Klein Collection stores.

The Kenneth Cole New York dress shirt targets the modern consumer, is marketed at better price points and is distributed through more than 550 doors, principally in department stores, including Dillards, Inc., Federated, Marshall Field's and May. The Reaction Kenneth Cole dress shirt targets the more youthful, modern consumer, is marketed at upper moderate to better price points and is distributed through more than 250 doors, principally in department stores, including Federated and May. We market the two Kenneth Cole brands of dress shirts under a license agreement with K.C.P.L., Inc. that expires on December 31, 2005. It is our intention to renew this license agreement with K.C.P.L., Inc.; however, there can be no assurances that we will renew such agreement.

The BCBG Max Azria dress shirt, which we launched in Fall 2004, targets the contemporary consumer and is marketed at better price points. The BCBG Attitude dress shirt, which we launched in Summer 2004, targets the more youthful contemporary consumer and is marketed at better price points. We distribute the two BCBG brands of dress shirts through more than 250 doors combined, principally in department stores, including Federated, Dillards and Marshall Field's, under a license agreement with MLA Multibrand Holdings, Inc. that expires on January 31, 2010 and which we may extend, subject to certain conditions, through January 31, 2020.

The MICHAEL Michael Kors dress shirt, which we launched in Fall 2004, targets the modern consumer, is marketed at moderate to better price points and is distributed through more than 250 doors, principally in department stores, including Federated, Marshall Field's and May. We market MICHAEL Michael Kors dress shirts under a license agreement with Michael Kors, LLC that expires on January 31, 2008 and which we may extend, subject to certain conditions, through January 31, 2011.

The Chaps dress shirt, which we launched for Holiday 2004, targets the updated traditional consumer and is marketed at moderate price points. We plan to distribute the Chaps dress shirt through more than 1,000 doors, principally in mid-tier department stores, including Kohl's and Mervyn's. We market Chaps dress shirts under a license agreement with PRL USA, Inc. and The Polo/Lauren Company, LP that expires on December 31, 2007 and which we may extend, subject to certain conditions, through December 31, 2013.

The Sean John dress shirt, which we launched in Fall 2004, targets the updated classical consumer, is marketed at moderate to better price points and is distributed through more than 100 doors, principally in department stores, including Federated and May. We market Sean John shirts under a license agreement with Christian Casey, LLC that expires on December 31, 2007 and which we may extend, subject to certain conditions, through December 31, 2013.

Effective November 29, 2004, we entered into a license agreement with Donald J. Trump to market the Donald J. Trump Signature Collection dress shirt, which will launch in Spring 2005. The Donald J. Trump Signature Collection dress shirt will target the modern classical consumer, be marketed at better price points and be distributed through more than 100 doors, principally in Federated. The license agreement expires on December 31, 2006 and may be extended, subject to certain conditions, through December 31, 2009.

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

Sportswear

We market our sportswear principally under the IZOD, Van Heusen, Arrow, Geoffrey Beene and Calvin Klein brands. Our sportswear business, which generated 52.9% of our fiscal 2004 revenues, includes men's knit and woven sport shirts, sweaters, bottoms, swimwear, boxers and outerwear marketed at wholesale and sportswear, accessories and other apparel for men and women offered in our Van Heusen, IZOD, Geoffrey Beene and Calvin Klein retail stores.

IZOD is the best selling main floor department store men's sportswear tops brand. IZOD men's sportswear consists of five related separate concepts under the classic IZOD blue label and the IZOD Jeans, IZOD PerformX, IZOD Golf/IZOD XFG (X-treme Function Golf), and IZOD LX (a recently introduced higher-priced “luxe” line of sportswear) sub-brands. IZOD apparel consists of a range of men's sportswear, including sweaters, knit and woven sports shirts, slacks, fleecewear and outerwear. IZOD sportswear is targeted to the active consumer, is marketed at moderate to upper moderate price points and is distributed through more than 2,400 doors, principally in department stores, including, Federated, May, Belk, Saks and JCPenney, and through our IZOD retail stores. Our IZOD stores offer men's and women's active-inspired sportswear, with a focus on golf, travel and resort apparel.

Van Heusen is the best selling main floor department store men's woven sport shirt brand in the United States. Van Heusen sportswear also includes knit sport shirts and sweaters. Like Van Heusen dress shirts, Van Heusen sport shirts and sweaters target the updated classical consumer, are marketed at opening to moderate price points and are distributed through more than 3,500 doors, principally in department stores, including Belk, Federated, JCPenney and May, and through our Van Heusen retail stores. Our Van Heusen stores offer a range of men's products from dress furnishings to sportswear, as well as women's sportswear.

Arrow sportswear targets the updated classical consumer, is marketed at moderate price points and is distributed through more than 2,300 doors, principally in mid-tier department stores, including Kohl's and Sears. Arrow sportswear consists of men's knit and woven tops, sweaters and bottoms.

Geoffrey Beene sportswear targets a more style conscious consumer than IZOD, Van Heusen and Arrow and is positioned as a designer label for men's woven and knit sport shirts on the main floor of department stores. Geoffrey Beene sportswear is marketed at upper moderate price points and is distributed through more than 2,000 doors, principally in department stores, including Federated and May, and through our Geoffrey Beene retail stores. Our Geoffrey Beene stores offer men's furnishings, casual and dress casual sportswear and women's casual and dress casual sportswear, under a license agreement which expires on December 31, 2005, and which we may extend for up to two additional three-year periods, the last of which would end on December 31, 2011. We market Geoffrey Beene men's sportswear at wholesale under the same license agreement as Geoffrey Beene dress shirts.

Calvin Klein sportswear, which we began shipping commencing with the Fall 2004 season, targets a modern classical consumer, is marketed at better price points and is distributed through more than 250 doors, in better fashion department and specialty stores, including Federated and May, and through our Calvin Klein retail stores.

Footwear

We market Bass and G.H. Bass & Co. casual and dress casual shoes for men, women and children and apparel and accessories, such as handbags, belts and travel gear, for men and women through our Bass retail stores.

Sales of our footwear and related Bass products generated 16.1% of our fiscal 2004 revenues. Effective February 2, 2004, we entered into an exclusive agreement to license our Bass wholesale footwear business to Brown Shoe Company, Inc., a leading footwear retailer and wholesaler of branded and private label footwear. Under the license agreement, Brown Shoe assumed responsibility for the design, sourcing and marketing of footwear at wholesale, on a worldwide basis, under the Bass label. The initial term of the license expires on January 31, 2007 and may be extended through January 31, 2013, subject to certain conditions.

The Bass brand has a leading position in men's casual footwear in the United States. Bass footwear is generally known for its classic American style and is marketed at moderate price points.

Licensing

We license our brands globally for a broad range of products. The licensing of our brands generated 11.0% of our fiscal 2004 revenues. We believe royalty and other revenues from our licensing partners provide us with a relatively stable flow of revenues and extend and strengthen our brands globally.

We grant licensing partners the right to manufacture and sell at wholesale specified products under one or more of our brands. In addition, certain foreign licensees are granted the right to open retail stores under the licensed brand name and sell only goods under that name in such stores. A substantial portion of the sales by our domestic licensing partners are made to our largest wholesale customers. As compensation under these agreements, each licensing partner pays us royalties based upon its sales of our branded products, subject generally to payment of a minimum royalty. These payments generally range from 3.0% to 7.0% of the licensing partners' sales of the licensed products. In addition, licensing partners are generally required to spend or contribute to us an amount equal to between 2.0% and 5.0% of their sales of the licensed products for advertising. We provide support to our business partners and seek to preserve the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight.

We license our Van Heusen, IZOD, IZOD G and G.H. Bass & Co. brand names for various products worldwide. We also sublicense to others the Geoffrey Beene brand name for various products. We license these brand names under approximately 50 license agreements. The products offered by our domestic licensing partners include:

Licensing Partner	Product Category
Block Sportswear, Inc.	Van Heusen and IZOD 'big and tall' sportswear
Brown Shoe Company, Inc.	Bass wholesale footwear
Custom Leather Canada Limited	IZOD hats and Van Heusen belts and small leather goods
Fishman & Tobin, Inc.	Van Heusen and IZOD boys' sportswear and IZOD girls' school uniforms
Aptaker Co., Inc. d/b/a Nouveau Eyewear	Van Heusen eyewear
Randa Neckwear Corp.	Van Heusen neckwear
Clearvision Optical Company, Inc.	IZOD eyewear
Humphrey's Accessories LLC	IZOD belts
International Home Textiles, Inc.	IZOD soft home furnishing products
Kellwood Company	IZOD women's sportswear, swimwear, intimate apparel and accessories
Knothe Corporation	IZOD sleepwear and loungewear
Mallory & Church Corporation	IZOD neckwear

Peerless Delaware, Inc.	IZOD tailored clothing
PG USA Sportswear, Inc.	IZOD G men's and women's golf apparel in green grass channel
G-III Apparel Group, LTD.	IZOD men's and women's non-leather outerwear
Happy Kids, Inc.	IZOD childrenswear

Additional products sold bearing our marks include Van Heusen underwear, handkerchiefs, scarves and hosiery and IZOD leather outerwear and hosiery. A large number of our Van Heusen licenses are with foreign licensees that offer dress shirts and sportswear under that brand name.

As a result of our December 10, 2004 acquisition of the Arrow tradename, we now license the Arrow brand name for various products under approximately 35 license agreements. The products offered by our domestic licensing partners include:

Licensing Partner	Product Category
Humphrey's Accessories LLC	Arrow small leather goods, belts and accessories
Kellwood Company	Arrow men's and boys' sleepwear and loungewear
Fishman & Tobin, Inc.	Arrow girls' school uniforms and boys' sportswear
Superba, Inc.	Arrow neckwear

Additional products sold bearing the Arrow mark include Arrow shirts, outerwear and other men's and women's apparel and accessories, primarily offered by our foreign licensees.

Calvin Klein Licensing

An important source of revenues for Calvin Klein is its business arrangements with licensees and other third parties worldwide that manufacture and distribute globally a broad array of products under the Calvin Klein brands. For fiscal 2004, approximately 45% of revenues from Calvin Klein's business partners was generated by its domestic business partners and approximately 55% was generated by its foreign business partners. Calvin Klein combines its design, marketing and imaging skills with the specific manufacturing, distribution and geographic capabilities of its business partners to enter into new product categories and extend existing lines of business. Calvin Klein's largest business partners in terms of royalty and other revenues earned by Calvin Klein in fiscal 2004 were:

•

Warnaco, Inc. accounting for approximately 30%

•

Unilever N.V. accounting for approximately 21%

•

CK Jeanswear N.V. accounting for approximately 10%

Calvin Klein has over 30 licensing arrangements. The products offered by Calvin Klein's business partners include:

Business Partner	Product Category
Warnaco, Inc.	Men's, women's and children's jeanswear; men's underwear and sleepwear; women's intimate apparel and sleepwear; women's swimwear (commencing in 2005)
Unilever N.V.	Men's and women's fragrance and bath products
Marchon Eyewear, Inc.	Men's and women's optical frames and sunglasses

Onward Kashiyama Co. Ltd. (Japan)	Men's and women's apparel and certain casual attire and women's coats and accessories
CK Jeanswear N.V.	Men's, women's and children's jeanswear and women's belts
Design Works, Inc.	Soft home furnishings
CK Watch Co., Ltd. (Swatch SA)	Men's and women's watches and women's jewelry
McGregor Industries, Inc.	Men's and women's socks and women's tights
Peerless Delaware, Inc.	Men's tailored clothing
Jimlar Corporation	Men's and women's better shoes (commencing in 2005)

Additional products sold bearing Calvin Klein brands include certain men's furnishings, men's and women's small leather goods and table top furnishings. Kellwood Company, together with G.A.V., introduced a line of women's better sportswear in the United States under the Calvin Klein brand which commenced with the Spring 2004 season. We believe this line will become a prominent brand in the women's better sportswear sector because of the image and strength of the Calvin Klein brand. Vestimenta is producing men's and women's high-end collection apparel under the Calvin Klein Collection label, which commenced with the Spring 2004 season.

With respect to revenues generated from the sale of Calvin Klein men's underwear and sleepwear and women's intimate apparel and sleepwear, Warnaco pays us an administration fee based on Warnaco's worldwide sales of underwear, intimate apparel and sleepwear bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco. Warnaco controls design and advertising related to the sale of underwear, intimate apparel and sleepwear products bearing the Calvin Klein name. See "Trademarks."

Wholesale Customers

Our wholesale business represents our core business and we believe that it is the basis for our brand equity. Currently, our products are distributed at wholesale through more than 10,000 doors in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. A few of our customers, including Federated, JCPenney, Kohl's, May and Wal-Mart account for significant portions of our revenues. Sales to our five largest customers were 28.8% of our revenues in fiscal 2004, 27.2% of our revenues in fiscal 2003 and 30.7% of our revenues in fiscal 2002. No single customer accounted for greater than 10% of our revenues in fiscal 2004. Assuming the merger of Federated and May announced on February 28, 2005, the emerging company would have accounted for 12.5% of our revenues in 2004.

We believe we provide our customers with a high level of service. We have six separate sales forces covering the following products and product categories:

•

national brand dress shirts - Van Heusen, Arrow, IZOD, Chaps and Eagle

•

designer brand dress shirts - Calvin Klein, Geoffrey Beene, Kenneth Cole New York, Reaction Kenneth Cole, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Sean John and Donald J. Trump Signature Collection

•

Van Heusen and Geoffrey Beene sportswear

•

IZOD sportswear

•

Arrow sportswear

•

Calvin Klein sportswear

Each sales force includes a team of sales professionals that works closely with our customers, providing them with a dedicated level of service which includes designing a focused selling strategy for each brand while ensuring that each brand's particular qualities and identities are strategically positioned to target a distinct consumer base.

Our customers offer our dress shirts and men's sportswear on the main floor of their stores and we offer our customers merchandising support with visual display fixtures and in-store marketing. When a line of our products is displayed in a stand-alone area on the main floor, we are able to further enhance brand recognition, to permit more complete merchandising of our lines and to differentiate the presentation of our products. We believe the broad appeal of our products, with multiple well known brands offering differing styles at different price points, together with our customer, advertising and marketing support and our ability to offer products with innovative qualities, allow us to expand and develop relationships with apparel retailers in the United States.

We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing inventory management. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, our broad array of product availability and our quick response capabilities. Certain of our products can be ordered at any time through our EDI replenishment systems. For customers who reorder these products, we generally ship these products within one to two days of order receipt.

Retail Stores

We operate approximately 700 retail stores under the Van Heusen, IZOD, Bass, Geoffrey Beene and Calvin Klein names. Ranging in size from 1,000 to 12,000 square feet, with an average of approximately 4,500 square feet, our stores are primarily located in outlet malls throughout the United States. We believe our retail division is an important complement to our wholesale operations because we believe that the stores further enhance consumer awareness of our brands by offering products that are not available in our wholesale lines, while also providing a means for managing excess inventory.

Our Van Heusen outlet stores offer men's dress shirts and neckwear, men's and women's sportswear, including woven and knit shirts, sweaters, bottoms and outerwear, and men's and women's accessories. These stores are targeted to the value-conscious, middle American consumer.

Our IZOD outlet stores offer men's and women's active-inspired sportswear, including knit and woven shirts, sweaters, bottoms and activewear. These stores focus on golf, travel and resort clothing.

Our Bass outlet stores offer casual and dress casual shoes for men, women and children. Most of our stores also carry apparel for men and women, including tops, bottoms and outerwear and accessories such as handbags, wallets, belts and travel gear.

Our Geoffrey Beene outlet stores offer men's dress shirts and neckwear, men's and women's sportswear including woven and knit shirts, sweaters, bottoms and outerwear and men's and women's accessories. These stores are targeted towards a more fashion-conscious, designer-oriented consumer.

Our Calvin Klein outlet stores are located in premium outlet centers and offer men's and women's apparel and other Calvin Klein products to communicate the Calvin Klein lifestyle. We also operate three stores that offer Calvin Klein men's and women's high-end collection apparel and accessories and other products under the Calvin Klein brands. These stores are located in New York City, Dallas and Paris.

Design

Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality and price.

A significant factor that plays a role in the continued strength of our brands is our in-house design teams. We form separate teams of designers and merchandisers for each of our brands, and with respect to Calvin Klein, for each product category, creating a structure that focuses on the special qualities and identity of each brand and product. These designers and merchandisers consider consumer taste and lifestyle and trends when creating a brand or product plan for a particular season. The process from initial design to finished product varies greatly, but generally spans six to ten months prior to each selling season. Our product lines are developed primarily for two major selling seasons, Spring and Fall. However, certain of our product lines offer more frequent introductions of new merchandise.

Calvin Klein has developed a cohesive team of senior design directors who share a vision for the Calvin Klein brands and who each lead a separate design team. We have maintained the in-house design teams of Calvin Klein since the acquisition in 2003. These teams control all design operations and product development for most licensees and other strategic alliances. In addition, new teams sharing the same vision were assembled for our men's better sportswear line and for overseeing all design operation and product development in connection with the licensing of the women's better sportswear line.

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

In 2004, over 200 different manufacturers produced our products in approximately 300 factories and 35 countries worldwide. As a result of quota elimination on textiles and apparel-related products from World Trade Organization ("WTO") member countries in 2005, there may be a decrease in the number of different manufacturers who produce our products in 2005. During fiscal 2004, in excess of 95% of our products were produced by manufacturers located in foreign countries. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production and quantities are finalized at that time. We believe we are one of the largest procurers of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. Most of our dress shirts and all of our sportswear are sourced and manufactured to our specifications by independent manufacturers in the Far East, Indian subcontinent, Middle East, Caribbean and Central America who meet quality, cost and human rights criteria we have established. Our footwear is sourced and manufactured to our specifications by manufacturers who meet our quality, cost and human rights requirements, principally located in the Far East, Europe, South America and the Caribbean. No single supplier is critical to our production needs, and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. Given our extensive network of sourcing partners, we believe we are able to obtain goods at low cost and on a timely basis.

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

Approximately 6% of our dress shirts are manufactured in our domestic apparel manufacturing facility located in Ozark, Alabama. This facility, which we own, is approximately 108,000 square feet, and is utilized by us primarily as a quick response facility, including by fulfilling product replenishment orders.

Warehousing and Distribution

To facilitate distribution, our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment to our customers. Ranging in size from 112,000 to 575,000 square feet, our centers are located in North Carolina, Tennessee, Pennsylvania, Georgia and Arkansas. Each of our centers is generally dedicated to serving either our wholesale customers or our retail stores. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores, as the case may be, on a cost-effective basis. This includes the use of various forms of electronic communications to meet customer needs, including advance shipping notices for all major customers. We believe that our distribution centers and capabilities compare favorably on a cost and service basis with those of our competitors and that these constitute part of our core competencies.

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

We believe Calvin Klein is one of the best known designer names in the world. One of the efforts that helps to establish the Calvin Klein image is its high-profile, cutting-edge advertising campaigns that stimulate admiration, publicity, curiosity and debate. Calvin Klein has a dedicated in-house advertising agency, with experienced in-house creative and media teams that develop and execute a substantial portion of the advertising for products under the Calvin Klein brands. The teams work closely with other functional areas within Calvin Klein and its licensing and other business partners to deliver a consistent and unified brand message to the consumer. Calvin Klein oversees a worldwide marketing, advertising and promotion program of over $200 million, a majority of which is funded by its licensees.

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

Trademarks

We own the Van Heusen, Bass, G.H. Bass & Co., IZOD, IZOD G and Eagle brands, as well as related trademarks and lesser-known names. As a result of our recent acquisition of the Arrow tradename, we also own the Arrow brand worldwide. We beneficially own the Calvin Klein Collection, Calvin Klein, ck and ck Calvin Klein marks. Calvin Klein and Warnaco are co-owners of the Calvin Klein Trademark Trust, which is the sole and exclusive title owner of substantially all registered Calvin Klein Collection, Calvin Klein, ck and ck Calvin Klein trademarks. The sole purpose of the trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the trust pursuant to a servicing agreement. The trust exclusively licenses to Warnaco on a perpetual, royalty-free basis the use of the marks on men's underwear and sleepwear and women's intimate apparel and sleepwear, and to Calvin Klein on a perpetual, royalty-free basis the use of the marks on all other products. Warnaco pays us a fee based on Warnaco's worldwide sales of underwear, intimate apparel and sleepwear products bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco.

With respect to our Calvin Klein Collection, Calvin Klein, ck and ck Calvin Klein marks, we allow Mr. Calvin Klein to retain the right to use his name, on a non-competitive basis, with respect to his right of publicity, unless those rights are already being used in the Calvin Klein business. We also grant Mr. Klein a royalty-free worldwide right to use the Calvin Klein mark with respect to certain personal businesses and activities, such as motion picture, television and video businesses, a book business, writing, speaking and/or teaching engagements, non-commercial photography, charitable activities and architectural and industrial design projects, subject to certain limitations designed to protect the image and prestige of the Calvin Klein brands and to avoid competitive conflicts.

Our trademarks are the subject of registrations and pending applications throughout the world for use on a variety of apparel, footwear and related products, and we continue to expand our worldwide usage and registration of new and related trademarks. In general, trademarks remain valid and enforceable as long as the marks continue to be used in connection with the products and services with which they are identified and, as to registered tradenames, the required registration renewals are filed. In markets outside of the United States, particularly those where products bearing any of our brands are not sold by us or any of our licensees or other authorized users, our rights to the use of trademarks may not be clearly established.

We regard the license to use our trademarks and our other intellectual property rights in the trademarks as valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. We are susceptible to others imitating our products and infringing our intellectual property rights. This is especially the case with respect to the Calvin Klein brands, as the Calvin Klein brands enjoy significant worldwide consumer recognition and their generally higher pricing provides significant opportunity and incentive for counterfeiters and infringers. Calvin Klein has a broad, proactive enforcement program, which we believe has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad. We have taken enforcement action with respect to our other marks on an as needed basis.

Our Relationship with Mr. Klein

In order to assist in a seamless transition of our acquisition of Calvin Klein, in 2003 we entered into a three-year consulting agreement with Mr. Klein for $1.0 million per year. Mr. Klein is available to consult on advertising, marketing, design, promotion and publicity aspects of Calvin Klein.

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

Competition

The apparel and footwear industries are competitive as a result of their fashion orientation, mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Some of our larger branded apparel and footwear competitors include Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Perry Ellis, Timberland and Rockport. As a result of our acquisition of Calvin Klein, we believe Donna Karan, Ralph Lauren's Purple Label, Giorgio Armani, Gucci and Prada also are our competitors. In addition, we face significant competition from retailers, including our own wholesale customers, through their private label programs.

We compete primarily on the basis of style, quality and service. Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality, service and price. We believe we are particularly well-positioned to compete in the apparel and footwear industries. Our diversified portfolio of apparel brands and apparel and footwear products and our use of multiple channels of distribution have allowed us to develop a business that produces results which are not dependent on any one demographic group, merchandise preference or distribution channel. We have developed a portfolio of brands that appeal to a broad spectrum of consumers. Our owned brands have long histories and enjoy high recognition within their respective consumer segments. We develop our owned and licensed brands to complement each other and to generate strong consumer loyalty. The Calvin Klein brands provide us with the opportunity to develop businesses that target different consumer groups at higher price points and in higher-end distribution channels than our other brands, as well as with significant global opportunities due to the worldwide recognition of the brands.

Imports and Import Restrictions

A substantial portion of our products is manufactured by contractors located outside the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel established by the U.S. government in accordance with the WTO agreement regarding international trade in textiles, known as the "WTO Agreement on Textiles and Clothing" and other applicable statutes. Under the provisions of the WTO agreement, effective as of January 1, 2005, the U.S. and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions no longer affect our business in most countries. Notwithstanding quota elimination, under China's agreement for membership in the WTO, the U.S. may impose safeguard quotas on specific categories of products imported from China if imports surge. Because of this possibility, we will closely monitor our sourcing in China to avoid potential disruption. Moreover, if the elimination of quota results in import surges from certain countries, the U.S. may impose additional duties or other trade actions. Presently, a portion of our imported products is eligible for certain duty-advantaged programs commonly known as NAFTA, AGOA, CBTPA and CBI.

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

Employees

As of January 30, 2005, we employed approximately 4,900 persons on a full-time basis and approximately 4,200 persons on a part-time basis. Approximately 4% of our employees are represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Bruce J. Klatsky	56	Chairman and Chief Executive Officer; Director
Mark Weber	56	President and Chief Operating Officer; Director
Emanuel Chirico	47	Executive Vice President and Chief Financial Officer
Francis K. Duane	48	Vice Chairman, Sportswear
Allen E. Sirkin	62	Vice Chairman, Dress Shirts
Michael Zaccaro	59	Vice Chairman, Retail

Mr. Bruce J. Klatsky has been employed by us in various capacities over the last 30 years, and was our President from 1987 to March 1998. Mr. Klatsky was named Chief Executive Officer in June 1993 and Chairman of the Board in June 1994.

Mr. Mark Weber has been employed by us in various capacities over the last 30 years, had been a Vice President since 1988, was Vice Chairman since 1995 and was named President and Chief Operating Officer in 1998.

Mr. Emanuel Chirico joined us as Vice President and Controller in 1993. Mr. Chirico was named Executive Vice President and Chief Financial Officer in 1999.

Mr. Francis K. Duane became Vice Chairman, Sportswear in 2001, after serving as President of our Izod division since May 1998.

Mr. Allen E. Sirkin has been employed by us since 1985. He served as Chairman of our Apparel Group from 1990 until 1995 and was named Vice Chairman, Dress Shirts in 1995.

Mr. Michael Zaccaro became a Vice Chairman in April 2002. Prior to that he was Group President, Van Heusen and Izod Retail from August 2001 until April 2002 and President, Izod Retail from January 1999 until July 2001.

Each of our executive officers holds the office indicated until his or her successor is chosen and qualified at the regular meeting of the board of directors held immediately following the annual meeting of stockholders.

On March 4, 2005, we announced a succession plan that will be implemented over the course of 2005, commencing on the date of our 2005 annual meeting of stockholders. Under this plan, Mr. Klatsky will relinquish his title and responsibilities as Chief Executive Officer on June 14, 2005 (the date of the annual meeting), Mr. Weber will succeed Mr. Klatsky as Chief Executive Officer, and Mr. Chirico will succeed Mr. Weber as President and Chief Operating Officer and will be nominated for a seat on the board of directors. Mr. Klatsky will continue as an employee of the Company to assist in an orderly transition and will retire at the end of 2005. In addition, he will be nominated for re-election at the 2005 annual meeting of stockholders as a director of the Company, to serve as Chairman until the 2006 annual meeting of stockholders, if re-elected.

Risk Factors

Our substantial level of debt could impair our financial condition.

We currently have a substantial amount of debt. Our significant level of debt could have important consequences to investors, including:

•

requiring a substantial portion of our cash flows from operations be used for the payment of interest on our debt, therefore reducing the funds available to us for our operations or other capital needs;

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate because our available cash flow after paying principal and interest on our debt may not be sufficient to make the capital and other expenditures necessary to address these changes;

•

increasing our vulnerability to general adverse economic and industry conditions because, during periods in which we experience lower earnings and cash flow, we will be required to devote a proportionally greater amount of our cash flow to paying principal and interest on our debt;

•

limiting our ability to obtain additional financing in the future to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•

placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures and general corporate requirements; and

•

any borrowings we make at variable interest rates, including our revolving credit facility, leave us vulnerable to increases in interest rates generally.

We may not be able to continue to realize revenue growth from Calvin Klein.

A significant portion of our business strategy involves growing the Calvin Klein business. Our realization of revenue growth from Calvin Klein will depend largely upon our ability to:

•

successfully design and market the Calvin Klein men's better sportswear line over time;

•

successfully design and market the Calvin Klein women's better sportswear line over time through our licensing relationship with Kellwood and G.A.V.;

•

continue to develop the licensing relationship with Vestimenta for the men's and women's high-end collection apparel businesses;

•

successfully operate a chain of Calvin Klein retail outlet stores in premium outlet malls;

•

maintain and enhance the distinctive brand identity of Calvin Klein;

•

maintain good working relationships with Calvin Klein's licensees and enter into new licensing arrangements; and

•

continue to execute our strategies for Calvin Klein without adversely impacting our existing business.

We cannot assure you that we can successfully execute any of these actions or our growth strategy for the Calvin Klein brands or that the launch of any Calvin Klein branded products by us or our licensees will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to successfully carry out our growth strategy may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space and develop new relationships with apparel retailers, economic and competitive conditions, changes in consumer spending patterns and changes in consumer tastes and style trends. If we fail to develop and grow successfully the Calvin Klein business, our financial condition and results of operations may be materially and adversely affected.

A substantial portion of our revenues and gross profit is derived from a small number of large customers and the loss of any of these customers could substantially reduce our revenues.

A few of our customers, including Federated, JCPenney, Kohl's, May and Wal-Mart, account for significant portions of our revenues. Sales to our five largest customers were 28.8% of our revenues in fiscal 2004, 27.2% of our revenues in fiscal 2003 and 30.7% of our revenues in fiscal 2002. We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other business partners, or to change their manner of doing business with us or our licensing or other business partners, could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations. The retail industry has, in the past, experienced a great deal of consolidation and other ownership changes. Retailers, in the future, may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores' target market. In early 2005, for instance, Federated and May announced that they propose to merge. The emerging entity would have accounted for 12.5% of our revenue in 2004. In addition, there have been recent published reports that Saks may put itself up for sale and that JCPenney may be a takeover target. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could both decrease our opportunities in the market and increase our reliance on a smaller number of large customers.

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

During fiscal 2004, in excess of 95% of our apparel products and 95% of our raw materials for apparel were produced by and purchased or procured from independent manufacturers located in countries in the Far East, Indian subcontinent, Middle East, Caribbean and Central America. We believe that we are one of the largest procurers of shirting fabric in the world. Additionally, our footwear products and the raw materials therefor were produced by and purchased or procured from manufacturers located principally in countries in the Far East, Europe, South America and the Caribbean. Although no single supplier and no one country is critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

•

political or labor instability in countries where contractors and suppliers are located;

•

political or military conflict involving the United States, which could cause a delay in the transportation of our products and raw materials to us and an increase in transportation costs;

•

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

•

a significant decrease in availability or increase in cost of raw materials, particularly petroleum-based synthetic fabrics, which are currently in high demand;

•

disease epidemics and health related concerns, such as the SARS outbreak and the mad cow and hoof and mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•

the migration and development of manufacturers, which could affect where our products are or are planned to be produced;

•

imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

•

imposition of duties, taxes and other charges on imports;

•

significant fluctuation of the value of the dollar against foreign currencies; and

•

restrictions on transfers of funds out of countries where our foreign licensees are located.

If our manufacturers fail to use acceptable ethical business practices, our business could suffer.

We require our manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners, operating guidelines that require additional obligations in those areas in order to promote ethical business practices, and our staff and third parties we retain for such purposes periodically visit and monitor the operations of our independent manufacturers to determine compliance. However, we do not control our independent manufacturers or their labor and other business practices. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our revenues and, consequently, our results of operations.

Our reliance on independent manufacturers could cause delay and damage customer relationships.

In fiscal 2004, we relied upon independent third parties for the manufacture of more than 95% of our apparel products and 100% of our footwear products. We do not have long-term contracts with any of our suppliers. A manufacturer's failure to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers could have a material adverse effect on our revenues and, consequently, our results of operations.

A significant portion of our revenues are dependent on royalties and licensing.

In fiscal 2004, $181.2 million, or 11.0%, of our revenues were derived from licensing royalties and other revenues, principally in our Calvin Klein Licensing segment. Royalty and other revenues from Calvin Klein's three largest business partners accounted for approximately 61% of its royalty and other revenues in fiscal 2004. We also derive licensing revenues from our Van Heusen, IZOD, IZOD G, G.H. Bass & Co. and Arrow brand names. Our three largest licensing partners accounted for approximately 39% of licensing revenue for these brand names as a group in fiscal 2004. The operating profit associated with our royalty and other revenues is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant business partner, whether due to the termination or expiration of the relationship, the cessation of the business partner's operations or otherwise (including as a result of financial difficulties), without an equivalent replacement, could materially affect our profitability. For example, Warnaco accounted for approximately 30% of Calvin Klein's royalty and other revenues in fiscal 2004. Although Warnaco emerged from bankruptcy proceedings in 2003, no assurance can be given as to its future financial stability. While we generally have significant control over our business partners' products and advertising, we rely on our business partners for, among other things, operational and financial controls over their businesses. Our business partners' failure to successfully market licensed products or our inability to replace our existing business partners could adversely affect our revenues both directly from reduced royalty and other revenues received and indirectly from reduced sales of our other products. Risks are also associated with a business partner's ability to:

•

obtain capital;

•

manage its labor relations;

•

maintain relationships with its suppliers;

•

manage its credit risk effectively; and

•

maintain relationships with its customers.

In addition, we rely on our business partners to preserve the value of our brands. Although we make every attempt to protect our brands through, among other things, approval rights over design, production quality, packaging, merchandising, distribution, advertising and promotion of our products, we cannot assure you that we can control the use by our business partners of each of our licensed brands. The misuse of our brands by a business partner could have a material adverse effect on our business, financial condition and results of operations. For example, Calvin Klein in the past has been involved in legal proceedings with Warnaco with respect to certain quality and distribution issues. As a result of our acquisition of Calvin Klein in 2003, Warnaco is entitled to control design and advertising related to the sale of underwear, intimate apparel and sleepwear products bearing the Calvin Klein brands. We cannot assure you that Warnaco will continue to maintain the same standards of design and advertising previously maintained by Calvin Klein, although we believe they are generally obligated to do so.

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

•

the location of the mall or the location of a particular store within the mall;

•

the other tenants occupying space at the mall;

•

increased competition in areas where the outlet malls are located;

•

a downturn in the economy generally or in a particular area where an outlet mall is located; and

•

the amount of advertising and promotional dollars spent on attracting consumers to the malls.

We may be unable to protect our trademarks and other intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing our intellectual property rights. Since our acquisition of Calvin Klein in 2003, we are more susceptible to infringement of our intellectual property rights, as the Calvin Klein brands enjoy significant worldwide consumer recognition and the generally higher pricing of Calvin Klein branded products creates additional incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. We cannot assure you that the actions we have taken to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. For example, we were involved in a proceeding relating to a company's claim of prior rights to the IZOD mark in Mexico, and Calvin Klein was involved in a proceeding relating to a company's claim of prior rights to the Calvin Klein mark in Chile. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands, both domestically and internationally.

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

Our success is dependent on the strategies and reputation of our licensors.

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. This strategy is designed to provide stability should market trends shift. As part of this strategy we license the names and brands of recognized designers and celebrities, including Kenneth Cole, Max Azria, Michael Kors, Sean "P. Diddy" Combs (Sean John) and Donald J. Trump. In entering into these license agreements, we plan on our products to be targeted towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition between our own products and estimate profitability. If any of our licensors determines to "re-position" their products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand's business, adversely affecting our sales and profitability. In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual's images or reputations were to be negatively impacted.

Our revenues and profits are cyclical and sensitive to general economic conditions, consumer confidence and spending patterns.

The apparel and footwear industries in which we operate have historically been subject to substantial cyclical variations and are particularly affected by adverse trends in the general economy, with consumer spending tending to decline during recessionary periods. The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. Any significant deterioration in general economic conditions or increases in interest rates could reduce the level of consumer spending and inhibit consumers' use of credit. In addition, war, terrorist activity or the threat of war and terrorist activity could adversely affect consumer spending, and thereby have a material adverse effect on our financial condition and results of operations.

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

•

anticipating and responding to changing consumer tastes and demands in a timely manner and developing attractive, quality products;

•

maintaining favorable brand recognition;

•

appropriately pricing products and creating an acceptable value proposition for customers;

•

providing strong and effective marketing support;

•

ensuring product availability and optimizing supply chain efficiencies with third party manufacturers and retailers; and

•

obtaining sufficient retail floor space and effective presentation of our products at retail.

We attempt to minimize risks associated with competition, including risks related to changing style trends and product acceptance, by closely monitoring retail sales trends. The failure, however, to compete effectively or to keep pace with rapidly changing markets could have a material adverse effect on our business, financial condition and results of operations. In addition, if we misjudge the market for our products, we could be faced with significant excess inventories for some products and missed opportunities with others.

The loss of members of our executive management and other key employees could have a material adverse effect on our business.

We depend on the services and management experience of our executive officers who have substantial experience and expertise in our business. We also depend on other key employees involved in our licensing, design and advertising operations. Competition for qualified personnel in the apparel and footwear industries is intense, and competitors may use aggressive tactics to recruit our key employees. The unexpected loss of services of one or more of these individuals could materially adversely affect us.

Significant influence by certain stockholders.

In connection with our acquisition of Calvin Klein, affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited purchased our Series B convertible redeemable preferred stock, which, as of January 30, 2005, was convertible by them into 36.8% of our outstanding common stock. If we elect not to pay a cash dividend for any quarter, then the Series B convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend has been paid. As a result, it is possible that if we do not pay a cash dividend on the Series B convertible redeemable preferred stock in any quarter through the fourth quarter of fiscal 2013 (assuming no further issuances of common stock, including as a result of the exercise of stock options), a change in control will result under our existing various indentures and certain other agreements.

While the holders of our Series B convertible redeemable preferred stock are prohibited from initiating a takeover, in certain circumstances, they may be able to participate in a bidding process initiated by a third party. As long as affiliates of the Apax affiliates own at least 50% of the shares of our Series B convertible redeemable preferred stock initially sold to the Apax affiliates, they will have the ability to prevent a change of control, or a sale of all or substantially all of our assets. Additionally, as long as 50% of our Series B convertible redeemable preferred stock remains outstanding, the holders of our Series B convertible redeemable preferred stock will have a right to purchase their pro rata share of newly-issued securities. The holders of our Series B convertible redeemable preferred stock have certain additional rights, including the right to approve the issuance of certain new series of our preferred stock, which could also have the effect of discouraging a third party from pursuing a non-negotiated takeover, and preventing changes in control, of our company.

As a result of the rights related to their ownership of our Series B convertible redeemable preferred stock, the Apax affiliates have substantial influence over us, including by virtue of their right to elect separately as a class three directors and to have one of their directors serve on the compensation, nominating and executive committees of our board subject to applicable law, rule and regulation.

Item 2.  Properties

The general location, use, ownership status and approximate size of the principal properties which we currently occupy are set forth below:

			Approximate
	Ownership		Area in
Location	Use	Status	Square Feet

New York, New York	Corporate, apparel and footwear administrative
	offices and showrooms	Leased	138,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	135,000
Bridgewater, New Jersey	Corporate, apparel and footwear administrative
	offices	Leased	163,000
Ozark, Alabama	Apparel manufacturing facilities	Owned	108,000
Reading, Pennsylvania	Apparel warehouse and distribution center	Owned	410,000
Chattanooga, Tennessee	Apparel warehouse and distribution center	Owned	451,000
Chattanooga, Tennessee	Apparel storage	Leased	43,000
Schuylkill Haven,
Pennsylvania	Apparel warehouse and distribution center	Owned	251,000
Schuylkill Haven,
Pennsylvania	Apparel storage	Leased	53,000
Austell, Georgia	Apparel warehouse and distribution center	Leased	421,000
Brinkley, Arkansas	Apparel warehouse and distribution center	Owned	112,000
Jonesville, North Carolina	Apparel and footwear warehouse and distribution
	center	Owned	575,000

In addition, we lease certain other administrative/support offices and showrooms in various domestic and international locations. We also currently operate and lease approximately 700 apparel and footwear retail stores principally in the United States.

In connection with our acquisition of Calvin Klein, we acquired leases for a warehouse and distribution center, which also housed administrative offices, in North Bergen, New Jersey. We have exited the North Bergen, New Jersey facility in connection with our licensing arrangement with Vestimenta. This facility is now subleased by us to third parties.

In connection with our licensing of the Bass brand to Brown Shoe for wholesale footwear, we closed our Wilton, Maine and North Jay, Maine warehouses and distribution centers. We no longer use a leased facility in South Portland, Maine, which previously housed our footwear administrative offices. A portion of this facility is now sub-leased by us to third parties. Continuing operations relating to our Bass retail business were relocated to our New York, New York and Bridgewater, New Jersey facilities.

Information with respect to minimum annual rental commitments under leases in which we are a lessee is included in Note 10, "Leases," to the Consolidated Financial Statements included in Item 8 of this report.

Item 3.  Legal Proceedings

We are a party to certain litigation which, in management's judgment based in part on the opinions of legal counsel, will not have a material adverse effect on our financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2004, no matters were submitted to a vote of our security holders.

PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder Matters

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and related security holder matters appear in the Notes to Consolidated Financial Statements under Note 18, "Other Comments," on page F-27, "Selected Quarterly Financial Data" on page F-29 and "Ten Year Financial Summary" on pages F-34 and F-35. As of April 1, 2005, there were 957 stockholders of record of our common stock. The closing price of our common stock on April 1, 2005 was $26.24.

There were no issuer purchases of equity securities in the fourth quarter of 2004.

Item 6.  Selected Financial Data

Selected Financial Data appears under the heading "Ten Year Financial Summary" on pages F-34 and
F-35.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance.  It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest apparel companies in the world.  Our portfolio of brands includes Van Heusen, Calvin Klein, IZOD, Arrow, G.H. Bass & Co. and Bass, which are owned, and Geoffrey Beene, Kenneth Cole New York, Reaction Kenneth Cole, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Sean John, Chaps and, beginning in early 2005, Donald J. Trump Signature Collection, which are licensed. Importantly, our acquisition of Calvin Klein, Inc. in February 2003 provided us with an additional platform for growth in revenues and profitability. This acquisition also further diversified our business model by providing a growth opportunity from a strong and highly profitable licensing stream which does not require investments in working capital.

Our historical strategy has been to manage and market a portfolio of nationally recognized brands across multiple product categories, through multiple channels of distribution and at multiple price points. This strategy was enhanced by the Calvin Klein acquisition, which provides us with one of the most famous designer names in the world. Here, we acquired a solid base of licensed businesses offering a broad range of products globally under multiple Calvin Klein brands in a range of price points. As importantly, we also have a significant opportunity to broaden the reach of the Calvin Klein brands through growth of existing businesses and entry into new businesses, both directly by us and through licensees. This additional diversification, in terms of product, positioning, business model and opportunity has not only enhanced our growth prospects, but has also further moderated our risk to a downturn in any one of our businesses.

We also continue to leverage our sourcing, warehousing, distribution and information technology expertise across all of our brands, which creates both operational efficiencies as well as the ability to respond rapidly to changes in sales trends and customer demands.  It also allowed for the smooth integration of the Calvin Klein organization subsequent to its acquisition, enabling us to exceed our operating income targets for our Calvin Klein businesses in both 2003 and 2004.

RESULTS OF OPERATIONS

Operations Overview

We generate net sales from (i) the wholesale distribution of men's dress shirts and sportswear, principally under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Kenneth Cole New York, Reaction Kenneth Cole, Calvin Klein, ck Calvin Klein, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps, Sean John and various private labels, and, through the end of 2003, footwear under the Bass brand and (ii) the sale, through approximately 700 company operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and, beginning in 2003, Calvin Klein. Our stores operate in an outlet format, except for three Calvin Klein image stores located in New York City, Dallas and Paris selling men's and women's high-end collection apparel and accessories, soft home furnishings and tableware. We are introducing a line of dress shirts under the Donald J. Trump Signature Collection brand in 2005.

We generate royalty and other revenues from fees for licensing the use of our trademarks. Prior to 2003, royalty and other revenues related principally to licensing the IZOD and Van Heusen trademarks. In 2003, royalty and other revenues increased significantly due to the acquisition of Calvin Klein. Calvin Klein royalty and other revenues are derived under licenses and other arrangements primarily for jeans, underwear, fragrances, eyewear, watches, table top and soft home furnishings. In December 2004, we acquired the companies that own and license the Arrow trademark, which will generate additional royalty and other income in 2005.

Gross profit on total revenues is total revenues less cost of goods sold. We include as cost of goods sold costs of production and procurement of product, including inbound freight, inspection and internal transfer costs. Since there is no cost of goods sold associated with royalty and other revenues, 100% of such revenues are included in gross profit. Due to the above factors, our gross profit may not be comparable to that of other entities.

Selling, general and administrative expenses include all operating expenses other than expenses included in cost of goods sold. Salaries and related fringe benefits are the largest component of selling, general and administrative expenses, comprising 49% of such expenses in 2004. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 21% of selling, general and administrative expenses in 2004.

The following table summarizes our results of operations in 2004, 2003 and 2002:

(in millions, except percentages)

	2004	2003	2002

Net sales	$1,460.2	$1,425.7	$1,380.2
Royalty and other revenues	181.2	143.1	11.8
Total revenues	1,641.4	1,568.8	1,392.0

Gross profit	751.0	644.4	518.3
% of total revenues	45.8%	41.1%	37.2%

Selling, general and
administrative expenses	621.8	588.6	449.3
% of total revenues	37.9%	37.5%	32.3%

Gain on sale of investments	0.7	3.5	-

Income before interest and taxes	129.9	59.3	69.0

Interest expense	44.6	37.5	23.9
Interest income	1.7	1.1	1.2

Income before taxes	87.0	22.9	46.3

Income tax expense	28.4	8.2	15.9

Net income	$ 58.6	$ 14.7	$ 30.4

Net Sales

Net sales in 2004 increased to $1,460.2 million from $1,425.7 million in 2003 and $1,380.2 million in 2002. The 2004 net sales increase of $34.5 million over 2003 net sales is due principally to the net effect of the items described below.

Net sales increases in 2004 include:

•

The addition of $88.0 million of net sales attributable to the launch of our Calvin Klein men's better sportswear line marketed to upscale specialty and department stores commencing with the Fall 2004 season, as well as the continued opening of Calvin Klein retail outlet stores in premium outlet malls, which we began to open in 2003. We currently intend to have as many as 75 Calvin Klein outlet stores by the end of 2007.

•

The addition of $41.5 million attributable to growth in our IZOD and Arrow wholesale sportswear businesses.

•

The addition of $12.0 million attributable to growth in our wholesale dress shirt business, particularly from the launch of five new labels:  BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Sean John and Chaps.

Net sales decreases in 2004 include:

•

The loss of the net sales attributable to the wholesale distribution of footwear, principally under the Bass brand, which in 2003 was $63.2 million. The Bass wholesale footwear business was transferred to a third party under a license agreement.

•

The loss of the net sales attributable to the wholesale distribution of the Calvin Klein men's and women's high-end collection apparel businesses, which businesses were transferred to a third party under a license agreement. The net sales of these businesses were $20.9 million in 2003.

•

The loss of the net sales attributable to retail store closings, an 0.8% sales decline in our retail stores open at least two years and reduced wholesale sales of private label sportswear.

In 2003, the $45.5 million net sales increase over 2002 related principally to the Calvin Klein businesses acquired in that year and significant sales increases in our branded wholesale apparel business, offset, in part, by net sales decreases in our retail stores related principally to a weak overall retail environment, as sales in our retail stores open at least two years declined 3.6%, and reduced wholesale sales of footwear and private label sportswear.

Net sales in 2005 are expected to increase 6% - 8% due principally to growth in Calvin Klein men's better sportswear, which we began selling for the Fall 2004 season, and full year sales for the BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Sean John and Chaps dress shirt brands which we began selling in mid-to-late-2004 under license agreements and the introduction in 2005 of a licensed line of Donald J. Trump Signature Collection brand dress shirts.

Royalty and Other Revenues

The royalty and other revenues increases over the prior year of $38.1 million and $131.3 million in 2004 and 2003, respectively, are principally attributable to royalty and other revenues of the Calvin Klein Licensing segment. We currently expect that royalty and other revenues of the segment will increase 6% - 8% in 2005, both as a result of growth in the businesses of existing licensees, as well as royalties generated by new license agreements. In addition, royalty and other revenues of the Apparel and Related Products segment are expected to increase significantly in 2005, principally as a result of the royalties generated by the Arrow brand license agreements acquired as part of our acquisition of the Arrow tradename in December 2004.

Gross Profit on Total Revenues

The following table shows our revenue mix between net sales and royalty and other revenues, as well as our gross profit, as a percentage of total revenues for 2004, 2003 and 2002:

	2004	2003	2002

Net sales	89.0%	90.9%	99.2%
Royalty and other revenues	11.0%	9.1%	0.8%
Gross profit as a % of total revenues	45.8%	41.1%	37.2%

The increases in the 2004 gross profit on total revenues percentage compared with 2003, and the 2003 gross profit on total revenues percentage compared with 2002, are due principally to the increase in royalty and other revenues as a percentage of total revenues. Since royalty and other revenues do not carry a cost of sales, the gross profit percentage on such revenues is 100.0%.

In addition to revenue mix, our gross profit percentage improvement in 2004 was enhanced by (i) a stronger retail environment for our outlet stores, which resulted in less promotional selling, (ii) stronger sell-throughs of our product in department stores, requiring less support under margin allowance arrangements with many of our department and specialty store customers and (iii) the exiting of the lower margin Bass wholesale and Calvin Klein Collection businesses at the end of 2003, as both businesses were transferred to third parties under license agreements which went into effect at the beginning of 2004.

We currently expect that royalty and other revenues will continue to increase as a percentage of total revenues in 2005, but at a slower rate than the 2004 increase. If this occurs, the gross profit on total revenues percentage should increase 30 to 50 basis points in 2005.

Selling, General and Administrative (SG&A) Expenses

Our SG&A expenses as a percentage of total revenues are as follows:

2004	2003	2002
37.9%	37.5%	32.3%

The increased 2003 SG&A expense as a percentage of total revenues compared with 2002 is principally related to two factors:

•

Revenues associated with the Calvin Klein Licensing segment, which we acquired in 2003, are principally royalty and other revenues which do not carry a cost of sales. Thus, all operating expenses associated with the Calvin Klein Licensing segment's royalty and other revenues are classified as SG&A expenses, which increased our SG&A expense as a percentage of total revenues.

•

In 2003, we incurred approximately $36.4 million of SG&A expense associated with (i) the wholesale distribution of Calvin Klein men's and women's high-end collection apparel products and (ii) the costs of certain duplicative personnel and facilities incurred during the integration of various Calvin Klein logistical and back office functions. The 2003 year also includes an $11.1 million charge for the impairment of long-lived assets in certain of our retail outlet stores, and related severance and lease termination costs.

The 2004 SG&A expenses as a percentage of total revenues of 37.9% remained relatively flat compared with 37.5% in 2003. While the significant Calvin Klein integration and retail store impairment costs did not recur in 2004, we incurred $12.6 million to exit the wholesale footwear business. In addition, our advertising expenses, principally for Calvin Klein, increased by $23.3 million in 2004.

The 2005 SG&A expenses as a percentage of total revenues are currently expected to decrease 75 to 125 basis points as we leverage the revenue increases noted above. Also, we do not expect significant integration or other activity exit costs in 2005.

Gain on Sale of Investments

In 2004, we sold an investment in marketable securities for a pre-tax gain of $0.7 million. In 2003, we sold our minority interest in Gant Company AB for $17.2 million, net of related expenses, which resulted in a pre-tax gain of $3.5 million.

Interest Expense and Interest Income

The 2004 interest expense increase to $44.6 million compared with $37.5 million in 2003 is due to a prepayment penalty of $7.3 million and the write-off of debt issuance costs of $2.1 million in connection with the purchase and redemption of our 9 1/2% senior subordinated notes due 2008 in February of 2004. These notes were purchased and redeemed with the net proceeds of the issuance on February 18, 2004 of 7 1/4% senior unsecured notes. Excluding the effect of the prepayment penalty and the write-off of debt issuance costs, 2004 interest expense is below 2003 levels due to the realization of the benefits of the lower interest rate of the 7 1/4% notes.

Interest expense of $37.5 million in 2003 increased by $13.6 million from $23.9 million in 2002 due to the acquisition of Calvin Klein. The $401.6 million net cash purchase price was funded by issuing $250.0 million of convertible redeemable preferred stock with the balance being funded by use of our cash and a term loan from the holders of the convertible redeemable preferred stock. The term loan carried an interest rate of 10% and had a principal amount of between $100.0 million and $125.0 million from February 12, 2003 through May 5, 2003. The term loan was repaid on May 5, 2003 with the proceeds from our issuance of $150.0 million of 8 1/8% senior unsecured notes due 2013. Amortization of fees associated with the 8 1/8% senior unsecured notes also contributed to the increased interest expense in 2003.

Income Taxes

Income tax expense as a percentage of pre-tax income was as follows:

2004	2003	2002
32.6%	35.8%	34.3%

The decreased percentage for 2004 compared with 2003 relates principally to (i) higher pre-tax income, which causes state and local franchise taxes that are not based on income to become a lower percentage, (ii) non-deductible expenses included in 2003 pre-tax income related to the sale of our minority interest in Gant and (iii) a $3.0 million reduction in the valuation allowance for state loss carryforwards. Excluding the effect of the valuation allowance reduction, our income tax expense as a percentage of pre-tax income in 2004 would have been 36.1%.

The increased percentage for 2003 compared with 2002 relates principally to (i) lower pre-tax income, which causes state and local franchise taxes that are not based on income to become a higher percentage and (ii) non-deductible expenses included in pre-tax income, related to the sale of Gant.

We are currently undergoing examinations of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We have reserves for exposures we believe could result from these examinations. Any favorable or unfavorable result as compared with our reserves will affect our tax rate in the year it materializes. Excluding any such discrete items, we currently anticipate our 2005 tax expense as a percentage of pre-tax income will be approximately 37%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash is from operations, and our principal uses of cash are for capital spending, contingent purchase price payments and dividends. In 2004, our cash flow was also impacted by our acquisition of the Arrow trademark.

Operations

Cash provided by operating activities in 2004 was $142.6 million, which significantly exceeded our net income of $58.6 million, principally as a result of depreciation and amortization, tax benefits from the exercise of stock options and deferred taxes.  In 2005, we expect our cash provided by operating activities to again exceed net income, but to a lesser extent due to increases in working capital and an expected increase in income tax payments due to exhausting certain net operating loss carryforwards.

Capital Spending

Our capital spending in 2004 was $46.2 million. We currently expect capital spending in 2005 to be in a range of $40 million to $45 million, and decrease moderately thereafter. Our capital spending is generally for information systems, warehouse and office facilities and retail outlet stores. As such, we have no long-term contractual commitments for capital spending.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as an addition to goodwill and totaled $22.2 million in 2004. We currently expect that such payments will be $24 million to $26 million in 2005, and will continue to increase moderately thereafter.

Dividends

Our convertible redeemable preferred stock has a dividend rate of 8.0% per annum, payable in cash. If we elect not to pay a cash dividend for any quarter, then the convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. We currently expect to pay our preferred stock dividends in cash for the forseeable future. Based on the current preferred stock liquidation preference of $264.7 million, cash dividends are expected to aggregate $21.1 million in 2005.

Our common stock currently pays an annual dividend of $0.15 per share. Based on the number of common shares outstanding at January 30, 2005 and our estimates of stock option exercises, we project that cash dividends on our common stock in 2005 will be $4.8 million to $5.0 million.

Cash Flow Summary

Our net cash outflow in 2004 was $8.9 million, which included $70.5 million used for the Arrow acquisition. Excluding this purchase, our cash flow would have been a positive $61.6 million.

Our 2005 cash flow will be impacted by various other factors in addition to those noted above. For example, the exercise of stock options provided $24.8 million of cash in 2004. We currently estimate that 2005 will include a similar amount. Also in 2004, we made approximately $10.0 million of contributions to our defined benefit pension plans. We currently do not expect to make any material contributions to the plans in 2005.

We currently expect to generate $65 million to $75 million of cash flow in 2005. There can be no assurance that this estimate will prove to be accurate, or that unforeseen events, including changes in our net income, working capital requirements or other items, including acquisitions, could occur which could cause our cash flow to vary.

Financing Arrangements

Our capital structure as of January 30, 2005 was as follows:

(in millions)

Long-term debt	$399.5
Convertible redeemable preferred stock	264.7
Stockholders' equity	364.0

We believe this capital structure provides a secure base. There are no maturities of our long-term debt until 2011. Our convertible redeemable preferred stock has a conversion price of $14.00 per share, and based on current market conditions, and that redemption cannot be required until November 2013, we believe the preferred stock will be converted to common stock rather than redeemed.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, with no sublimits. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During 2004, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $186.3 million. As of January 30, 2005, we had $169.8 million outstanding letters of credit under this facility.

Given our capital structure and our projections for future profitability and cash flow, we believe we could obtain additional financing, if necessary, for refinancing our long-term debt or preferred stock, or, if opportunities present themselves, future acquisitions.

Contractual Obligations

The following table summarizes, as of January 30, 2005, our contractual cash obligations by future period:

	Payments Due by Period
	Total
Description	Obligations	2005	2006-2007	2008-2009	Thereafter
	(in millions)

Long-term debt	$ 400.0	$ -	$ -	$ -	$400.0
Interest payments on long-term debt	311.7	30.8	61.6	61.6	157.7
Operating leases(1)	379.1	77.8	115.1	77.8	108.4
Inventory purchase commitments	234.6	234.6	-	-	-
Minimum contractual royalty
payments(2)	19.8	7.7	9.4	2.7	-
Supplemental defined benefit plan(3)	35.4	0.9	2.6	2.9	29.0
Total contractual cash obligations	$1,380.6	$351.8	$188.7	$145.0	$695.1

(1)  Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

(2)  We currently anticipate that future payments required under our license agreements on an aggregate basis will exceed significantly the contractual minimums shown in the table.

(3)  We have an unfunded supplemental defined benefit plan covering 23 executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65.

Not included in the above table are contingent purchase price payments we are obligated to pay Mr. Klein through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such payments were $22.2 million in 2004.

Also not included in the above table are payments of cash dividends on our convertible redeemable preferred stock. If we elect not to pay a cash dividend, then the convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. We currently expect to pay our preferred stock dividends in cash for the forseeable future. Based on the current preferred stock liquidation preference of $264.7 million, cash dividends are expected to aggregate $21.1 million in each year. In addition, the preferred stockholders can require the Company to redeem for cash all of the then outstanding shares of convertible redeemable preferred stock on or after November 1, 2013. Based on the conversion price of $14.00 per share, we believe the preferred stock will be converted to common stock rather than redeemed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK – INTEREST AND EXCHANGE RATE SENSITIVITY

Financial instruments held by us include cash equivalents and long-term debt. Based upon the amount of cash equivalents held at January 30, 2005 and the average net amount of cash equivalents that we currently anticipate holding during 2005, we believe that a change of 100 basis points in interest rates would not have a material effect on our financial position or results of operations. Note 9, "Long-Term Debt," in the Notes to the Consolidated Financial Statements outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt.

Substantially all of our sales and expenses are currently denominated in United States dollars. However, certain of our operations and license agreements, particularly in the Calvin Klein Licensing segment, expose us to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro and the Yen. Exchange rate fluctuations can cause the United States dollar equivalent of the foreign currency cash flows to vary. This exposure arises as a result of (i) license agreements that require licensees to make royalty and other payments to us based on the local currency in which the licensees operate, with us bearing the risk of exchange rate fluctuations and (ii) our retail and administrative operations that require cash outflows in foreign currencies. To a certain extent, there is a natural hedge of exchange rate changes in that the foreign license agreements generally produce cash inflows and the foreign retail and administrative operations generally produce cash outflows. We may from time to time purchase foreign currency forward exchange contracts to hedge against changes in exchange rates. No forward exchange contracts were held as of January 30, 2005. We believe that future exchange rate changes will not have a material effect on our financial position or results of operations.

SEASONALITY

Our seasonality has changed significantly in the last two years due to the Calvin Klein acquisition, and the Arrow acquisition in December 2004 will further modify our seasonality in 2005 by increasing royalty and other revenues, which tend to be earned somewhat evenly throughout the year. The third quarter has the highest level of royalty income. Our dress shirt and sportswear wholesale businesses generate higher levels of sales and income in the first and third quarters, as the selling of spring and fall merchandise to our department store customers occurs at higher levels as these selling seasons begin.

The aggregate effect of our seasonality is that our first and third quarters have the highest levels of sales and income. Revenues in the second and fourth quarters are relatively equal, but earnings in the fourth quarter are lower from significant holiday marketing costs as well as post-holiday promotional selling and inventory clearance activity.

ACCOUNTING POLICY CHANGES

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FASB Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, effective at the beginning of the first interim or annual period beginning after June 15, 2005, which will be our third quarter of 2005. We are in the process of determining the impact FASB Statement No. 123R will have on our consolidated financial statements, which will depend, in part, on the timing and amount of any future stock option grants.

ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgmental areas in the application of our accounting policies that currently affect our financial position and results of operations:

Sales allowances and returns - We have arrangements with many of our department and specialty store customers to support their sales of our products. We establish accruals which, based on a review of the individual customer arrangements and the expected performance of our products in their stores, we believe will be required to satisfy our sales allowance obligations. We also establish accruals, which are partly based on historical data, that we believe are necessary to provide for inventory returns. It is possible that the accrual estimates could vary from actual results, which would require adjustment to the allowance and returns accruals.

Inventories - Inventories related to our wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to our retail operations, comprised entirely of finished goods, are valued at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value inventories. Permanent and point of sale markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Based on a review of current business trends, inventory agings and discontinued merchandise categories, a further adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. We believe that all inventory writedowns required at January 30, 2005 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Allowance for doubtful accounts – Accounts receivable as shown on the consolidated balance sheets is net of an allowance for doubtful accounts. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable, assessments of collectibility based on historic trends, the financial position of our customers and an evaluation of economic conditions. Any significant changes to the above factors could impact our financial position and results of operations.

Income taxes - As of January 30, 2005, we have deferred tax assets of $61.9 million related to tax loss and credit carryforwards which begin to expire principally in 2010. Realization of these carryforwards is primarily dependent upon the achievement of future taxable income. Based on the extended expiration dates and projections of future taxable income, we have determined that realization of $55.8 million of these assets is more likely than not. If future conditions require a change in judgment as to realization, it is possible that material adjustments to these deferred tax assets may be required.

Goodwill and other intangible assets - Goodwill and other indefinitely lived intangible assets are tested for impairment based on fair value. An impairment loss could have a material adverse impact on our financial position and results of operations. Performance of the goodwill impairment tests requires significant judgments regarding the allocation of net assets to the reporting unit level, which is the level at which the impairment tests are required. The determination of whether an impairment exists also depends on, among other factors, the estimated fair value of the reporting units, which itself depends in part on market conditions.

Medical claims accrual - We self-insure a significant portion of our employee medical costs. Based on trends and the number of covered employees, we record estimates of medical claims which have been incurred but not paid. If actual medical claims varied significantly from these estimates, an adjustment to the medical claims accrual would be required.

Pension benefits - Included in the calculations of expense and liability for our pension plans are various assumptions, including return on assets, discount rate and future compensation increases. Based on these assumptions, and due in large part to decreases in discount rates and the poor performance of U.S. equity markets in 2001 and 2002, we have significant unrecognized costs for our pension plans. Depending on future asset performance and discount rates, such costs could be required to be amortized in the future which could have a material effect on future pension expense. We are currently estimating that our 2005 pension expense will approximate our 2004 pension expense.

Long-lived asset impairment - In each of the last two years, we determined that the long-lived assets in various retail outlet stores were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated each store's undiscounted future cash flows and the fair value of the related long-lived assets. The undiscounted future cash flows for each store were estimated using current sales trends and other assumptions. If different assumptions had been used for future sales trends, the number of impaired stores could have been significantly higher or lower.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting.  Based on our evaluation, our management concluded that our disclosure controls and procedures over financial reporting are adequate.

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting and our independent registered public accounting firm's audit report on our assessment of our internal control over financial reporting can be found on pages F-31 and F-32.

Changes in Internal Control over Financial Reporting

Prior to the end of each quarter during 2004 and again at year-end, with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we reviewed our internal controls over financial reporting to determine if there were any significant changes made.  Based on these reviews, our management concluded that no significant changes were made to our internal controls over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" in our proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2005. Information with regard to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2005. Information with regard to our executive officers is contained in the section entitled "Executive Officers of the Registrant" in Part I, Item 1 of this report. Information with regard to our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the sections entitled "Election of Directors" and "Other Information," respectively, in our proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2005.

Item 11.  Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in our proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2005.

Item 13.  Certain Relationships and Related Transactions

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" in our proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2005.

Item 14.  Principal Accounting Fees and Services

Information required by Item 14 is incorporated herein by reference to the section entitled "Selection of Auditors" in our proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2005.

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

3.7

Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on February 26, 2003).

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

3.10	By-laws of Phillips-Van Heusen Corporation, as amended through March 3, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 8, 2005).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1981).

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

+*10.11	Phillips-Van Heusen Corporation 1997 Stock Option Plan option certificate.

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

+*10.15	Phillips-Van Heusen Corporation 2000 Stock Option Plan option certificate.

*10.16

Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, effective as of March 2, 2000, as amended through March 7, 2001 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended February 4, 2001).

*10.17

Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of January 31, 2000 (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the period ended July 30, 2000).

*10.18

Phillips-Van Heusen Corporation 2003 Stock Option Plan, effective as of May 1, 2003, as amended through June 10, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 4, 2003).

+*10.19	Phillips-Van Heusen Corporation 2003 Stock Option Plan option certificate.

10.20

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

10.21

Securities Purchase Agreement, dated December 16, 2002, among Phillips-Van Heusen Corporation, Lehman Brothers Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 20, 2002).

10.22

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

10.26

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

10.27

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

10.28

Investors' Rights Agreement, dated as of February 12, 2003, by and among Phillips-Van Heusen Corporation and the Investors listed therein (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on February 26, 2003).

+*10.29

Employment Agreement, dated as of March 4, 2003, between Mark Weber and Phillips-Van Heusen Corporation; Amended and Restated Employment Agreement, dated as of March 3, 2005, between Mark Weber and Phillips-Van Heusen Corporation.

+*10.30

Employment Agreement, dated as of March 4, 2003, between Emanuel Chirico and Phillips-Van Heusen Corporation; Amended and Restated Employment Agreement, dated as of March 3, 2005, between Emanuel Chirico and Phillips-Van Heusen Corporation.

+*10.31	Employment Agreement, dated as of March 4, 2003, between Allen Sirkin and Phillips-Van Heusen Corporation.

+*10.32	Employment Agreement, dated as of March 4, 2003, between Francis K. Duane and Phillips-Van Heusen Corporation.

+*10.33	Employment Agreement, dated as of March 4, 2003, between Michael Zaccaro and Phillips-Van Heusen Corporation.

10.34

Second Amendment and Waiver Agreement, dated as of January 30, 2004, to the Revolving Credit Agreement, dated as of October 17, 2003, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com.inc, G.H. Bass Franchises Inc., CD Group Inc., and the lender parties thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Lead Arranger and Sole Bookrunner, Fleet Retail Finance Inc., as Co-Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and Bank of America, N.A., as Co-Documentation Agent (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2004).

+*10.35

Employment Agreement, dated as of April 12, 2004, between Bruce J. Klatsky and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2004); amendment to Employment Agreement dated March 3, 2005, between Bruce J. Klatsky and Phillips-Van Heusen Corporation.

10.36

Purchase Agreement, dated as of November 22, 2004, among Cluett American Corp., Consumer Direct Corporation, Cluett Peabody Holding Corp., Phillips-Van Heusen Corporation, and Cluett American Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 16, 2004).

10.37

Amended and Restated Revolving Credit Agreement, dated as of December 15, 2004, among PVH, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com inc., G.H. Bass Franchises Inc., CD Group Inc., PVH CK Stores, Inc., PVH Ohio, Inc., PVH Michigan, Inc., PVH Pennsylvania, Inc., PVH Wholesale New Jersey, Inc., PVH Retail Management Company and the lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Joint Lead Arranger and Sole Bookrunner, Fleet Retail Group, Inc., as Joint Lead Arranger and Co- Syndication Agent, Sun Trust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and General Electric Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 16, 2004).

+21	Phillips-Van Heusen Subsidiaries.

+23	Consent of Independent Auditors.

+ 31.1	Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+ 31.2	Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+ 32.1	Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+ 32.2	Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

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

(b)

Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

(c)

Financial Statement Schedules: See page F-1 for a listing of the financial statement schedules submitted as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 7, 2005

PHILLIPS-VAN HEUSEN CORPORATION

By: /s/ Bruce J. Klatsky
Bruce J. Klatsky
Chairman, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce J. Klatsky	Chairman, Chief Executive	April 7, 2005
Bruce J. Klatsky	Officer and Director
(Principal Executive Officer)

/s/ Mark Weber	President, Chief Operating	April 13, 2005
Mark Weber	Officer and Director

/s/ Emanuel Chirico	Executive Vice President and	April 7, 2005
Emanuel Chirico	Chief Financial Officer
(Principal Financial Officer)

/s/ Vincent A. Russo	Vice President and Controller	April 7, 2005
Vincent A. Russo	(Principal Accounting Officer)

/s/ Edward H. Cohen	Director	April 13, 2005
Edward H. Cohen

/s/ Joseph B. Fuller	Director	April 5, 2005
Joseph B. Fuller

/s/ Joel H. Goldberg	Director	April 6, 2005
Joel H. Goldberg

/s/ Marc Grosman	Director	April 13, 2005
Marc Grosman

/s/ David A. Landau	Director	April 7, 2005
David A. Landau

/s/ Harry N.S. Lee	Director	April 11, 2005
Harry N.S. Lee

/s/ Bruce Maggin	Director	April 11, 2005
Bruce Maggin

/s/ Henry Nasella	Director	April 6, 2005
Henry Nasella

/s/ Christian Näther	Director	April 13, 2005
Christian Näther

/s/ Peter J. Solomon	Director	April 6, 2005
Peter J. Solomon

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements--Years Ended
January 30, 2005, February 1, 2004 and February 2, 2003	F-2

Consolidated Balance Sheets--January 30, 2005 and
February 1, 2004	F-3

Consolidated Statements of Cash Flows--Years Ended
January 30, 2005, February 1, 2004 and February 2, 2003	F-4

Consolidated Statements of Changes in Stockholders'
Equity--Years Ended January 30, 2005, February 1, 2004
and February 2, 2003	F-5

Notes to Consolidated Financial Statements	F-6

Selected Quarterly Financial Data (Unaudited)	F-29

Management's Report on Internal Control Over Financial Reporting	F-31

Reports of Independent Registered Public Accounting Firm	F-32

Ten Year Financial Summary	F-34

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-36

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	2004	2003	2002

Net sales	$1,460,235	$1,425,716	$1,380,272
Royalty and other revenues	181,193	143,120	11,766
Total revenues	1,641,428	1,568,836	1,392,038
Cost of goods sold	890,437	924,477	873,743

Gross profit	750,991	644,359	518,295
Selling, general and administrative expenses	621,855	588,577	449,260
Gain on sale of investments	743	3,496	-
Income before interest and taxes	129,879	59,278	69,035

Interest expense	44,643	37,476	23,892
Interest income	1,786	1,104	1,163

Income before taxes	87,022	22,906	46,306
Income tax expense	28,407	8,200	15,869

Net income	58,615	14,706	30,437

Preferred stock dividends	21,122	20,027	-

Net income (loss) available to common stockholders	$ 37,493	$ (5,321)	$ 30,437

Basic net income (loss) per common share	$ 1.20	$ (0.18)	$ 1.10

Diluted net income (loss) per common share	$ 1.14	$ (0.18)	$ 1.08

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 30,	February 1,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$ 124,114	$ 132,988
Accounts receivable, net of allowances for doubtful accounts
of $3,085 and $5,863	93,447	96,691
Inventories	242,885	218,428
Prepaids	18,975	23,098
Other, including deferred taxes of $11,994 and $17,164	12,271	17,707
Total Current Assets	491,692	488,912
Property, Plant and Equipment	154,630	138,537
Goodwill	176,190	160,391
Tradenames	612,772	542,233
Perpetual License Rights	86,000	86,000
Other Intangible Assets	480	540
Other Assets	27,818	22,670

	$1,549,582	$1,439,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 54,531	$ 49,772
Accrued expenses	133,405	114,373
Deferred revenue	20,557	18,719
Total Current Liabilities	208,493	182,864
Long-Term Debt	399,512	399,097
Other Liabilities, including deferred taxes of $187,199 and $178,269	312,805	296,419
Series B convertible redeemable preferred stock; par value $100 per share;
10,000 shares authorized, issued and outstanding	264,746	264,746
Stockholders' Equity:
Preferred stock, par value $100 per share; 150,000 shares
authorized (125,000 shares designated as Series A; 15,000 shares
undesignated); no Series A or undesignated shares outstanding	-	-
Common stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 32,452,403 and 30,645,744	32,452	30,646
Additional capital	185,670	155,397
Retained earnings	178,507	145,649
Accumulated other comprehensive loss	(32,024)	(35,081)
	364,605	296,611
Less: 39,685 and 33,045 shares of common stock held in
treasury-at cost	(579)	(454)

Total Stockholders' Equity	364,026	296,157

	$1,549,582	$1,439,283

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2004	2003	2002
Operating activities
Net income	$ 58,615	$ 14,706	$ 30,437
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	28,972	25,750	22,209
Amortization	3,050	2,820	3,469
Deferred income taxes	23,649	3,944	14,203
Impairment of long-lived assets	528	12,147	-
Prepayment penalty on early extinguishment of debt	7,293	-	-

Changes in operating assets and liabilities:
Receivables	3,244	3,603	13,180
Inventories	(24,457)	27,039	2,733
Accounts payable and accrued expenses	26,074	(17,316)	13,081
Tax benefit from exercise of stock options	7,321	371	168
Prepaids and other-net	8,360	(16,841)	5,748
Net Cash Provided By Operating Activities	142,649	56,223	105,228

Investing activities
Purchase of property, plant and equipment	(46,195)	(31,970)	(29,451)
Acquisition of Arrow tradename, including related fees	(70,539)	-	-
Contingent purchase price payments to Mr. Klein	(22,246)	(16,955)	-
Sale of investments	743	17,234	-
Acquisition of Calvin Klein, net of acquired cash	-	(401,565)	-
Net Cash Used By Investing Activities	(138,237)	(433,256)	(29,451)

Financing activities
Purchase and redemption, including prepayment penalty, of 9 1/2%
senior subordinated notes	(157,293)	-	-
Proceeds from issuance of 7 1/4% senior unsecured notes, net
of related fees	145,131	-	-
Proceeds from issuance of 10% secured term loan	-	125,000	-
Repayment of 10% secured term loan	-	(125,000)	-
Proceeds from issuance of 8 1/8% senior unsecured notes, net
of related fees	-	144,696	-
Proceeds from issuance of Series B convertible redeemable
preferred stock, net of related fees	-	249,250	-
Proceeds from revolving line of credit	-	16,500	-
Payments on revolving line of credit	-	(16,500)	-
Exercise of stock options	24,758	3,577	1,985
Acquisition of treasury shares	(125)	(68)	(60)
Cash dividends on common stock	(4,635)	(4,555)	(4,160)
Cash dividends on preferred stock	(21,122)	-	-
Net Cash Provided (Used) By Financing Activities	(13,286)	392,900	(2,235)

Increase (decrease) in cash	(8,874)	15,867	73,542
Cash at beginning of period	132,988	117,121	43,579
Cash at end of period	$ 124,114	$ 132,988	$117,121

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share data)

					Accumulated
	Common Stock				Other
	Shares	$1 par Value	Additional Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders' Equity

February 3, 2002	27,646,172	$27,646	$121,659	$129,248	$(12,500)	$(326)	$265,727
Net income				30,437			30,437
Minimum pension liability,
net of tax benefit of $13,300					(21,870)		(21,870)
Total comprehensive income							8,567
Stock options exercised	166,782	167	1,818				1,985
Tax benefit from exercise
of stock options			168				168
Cash dividends on common stock				(4,160)			(4,160)
Acquisition of 3,954 treasury shares						(60)	(60)

February 2, 2003	27,812,954	27,813	123,645	155,525	(34,370)	(386)	272,227
Net income				14,706			14,706
Minimum pension liability,
net of tax benefit of $400					(530)		(530)
Foreign currency translation
adjustments, net of tax
benefit of $111					(181)		(181)
Total comprehensive income							13,995
Stock options exercised	296,864	297	3,280				3,577
Tax benefit from exercise
of stock options			371				371
Issuance of common stock and
warrant related to Calvin
Klein acquisition	2,535,926	2,536	28,101				30,637
Cash dividends on common stock				(4,555)			(4,555)
Preferred stock dividends				(20,027)			(20,027)
Acquisition of 4,464 treasury shares						(68)	(68)

February 1, 2004	30,645,744	30,646	155,397	145,649	(35,081)	(454)	296,157
Net income				58,615			58,615
Minimum pension liability,
net of tax expense of $1,856					3,013		3,013
Foreign currency translation
adjustments, net of tax
expense of $27					44		44
Total comprehensive income							61,672
Stock options exercised	1,806,659	1,806	22,952				24,758
Tax benefit from exercise
of stock options			7,321				7,321
Cash dividends on common stock				(4,635)			(4,635)
Preferred stock dividends				(21,122)			(21,122)
Acquisition of 6,640 treasury shares						(125)	(125)

January 30, 2005	32,452,403	$32,452	$185,670	$178,507	$(32,024)	$ (579)	$364,026

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

Fiscal Year - Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Results for 2004, 2003 and 2002 represent the 52 weeks ended January 30, 2005, February 1, 2004 and February 2, 2003, respectively.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Goodwill and Intangible Assets - Goodwill is tested for impairment annually, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Under FASB Statement No. 142, "Goodwill and Other Intangible Assets," reporting units are defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Under these criteria, as of January 30, 2005, the Company had nine reporting units. The Company's goodwill relates to and is directly assigned to three of its reporting units. An impairment loss would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. The estimated fair value of a reporting unit is calculated based on the reporting unit's percentage contribution of earnings to the Company and applied to the estimated fair market value of the Company.

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

No impairment of goodwill or other intangible assets resulted from the Company's required annual impairment tests in 2004, 2003 and 2002.

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Inventories - Inventories related to our wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to our retail operations, comprised entirely of finished goods, are valued at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value inventories. Permanent and point of sale markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel inventories of $128,004 (2004) and $106,636 (2003) is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At January 30, 2005 and February 1, 2004, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is as follows:  Buildings and building improvements: 15-40 years; machinery, software and equipment: 3-10 years; furniture and fixtures: 7-10 years. Fixtures located in third party customer locations ("shops within a store") and their related costs are depreciated over three years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred.

Deferred Rent Obligations and Contributions from Landlords - The Company accounts for rent expense under non-cancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. In addition, the Company receives build out contributions from landlords primarily as an incentive for the Company to lease retail store space from the landlords. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

Revenue Recognition - Sales are recognized upon shipment of products to customers since title passes upon shipment and, in the case of sales by the Company's outlet stores, when goods are sold to consumers. Allowances for estimated returns and discounts are provided when sales are recorded. Royalty revenue for licensees whose sales are expected to exceed contractual sales minimums, including licensee contributions toward advertising, is recognized when licensed products are sold by the Company's licensees. For licensees whose sales are not expected to exceed contractual sales minimums, royalty revenue is recognized based on contractual minimums.

Accounts Receivable - Accounts receivable as shown on the consolidated balance sheets is net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable, assessments of collectibility based on historic trends, the financial condition of the Company's customers and an evaluation of economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. Costs associated with potential returns of products as well as allowable customer markdowns and operational chargebacks, net of the expected recoveries, are part of the provision for allowances included in accounts receivable. These provisions result from divisional seasonal negotiations, as well as historic deduction trends net of expected recoveries, and the evaluation of current market conditions.

Advertising - Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer's advertising expenditures, are treated as a reduction of revenue. Advertising expenses totalled $88,063 (2004), $64,803 (2003) and $20,609 (2002). The increase in advertising expenses in each year was due principally to additional advertising and promotion associated with the Company's acquisition of Calvin Klein, Inc. and certain related companies on February 12, 2003.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Shipping and Handling Fees and Costs - Shipping and handling fees billed to customers are included in net sales. Internal and external shipping and handling costs are included in cost of sales. Such costs include inbound freight costs, inspection costs, internal transfer costs and other product procurement related charges.

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

Income Taxes - The Company has recorded its provision for income taxes under the asset and liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect at the time such differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Foreign Currency Translations - The consolidated financial statements of the Company are prepared in United States dollars as this is the currency of the primary economic environment in which the Company operates, and the vast majority of its revenue is received and expenses are disbursed in United States dollars. Adjustments resulting from translating the financial statements of business units which do not use the United States dollar as their functional currency are recorded in stockholders' equity as a component of accumulated other comprehensive loss.

Derivative Financial Investments - The Company from time to time purchases foreign currency forward exchange contracts to hedge against changes in exchange rates. Forward exchange contracts are not held for the purpose of trading or speculation. The Company classifies such contracts as cash flow hedges because the principal terms of the forward exchange contracts are the same as the underlying forecasted foreign currency cash flows. Therefore, changes in the fair value of the forward contracts should be highly effective in offsetting changes in the expected foreign currency cash flows, and accordingly, changes in the fair value of forward exchange contracts are recorded in accumulated other comprehensive loss until the contracts mature. At January 30, 2005 and February 1, 2004, the Company owned no forward exchange contracts, and thus no amounts are recorded in accumulated other comprehensive loss.

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

The following table illustrates the effect on net income and net income (loss) per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

	2004	2003	2002

Net income - as reported	$58,615	$14,706	$30,437
Deduct: Stock-based compensation expense determined
under fair value method, net of related tax effects	8,006	3,385	3,368

Net income - as adjusted	$50,609	$11,321	$27,069

Net income (loss) per common share:
Basic - as reported	$ 1.20	$ (0.18)	$ 1.10
Diluted - as reported	$ 1.14	$ (0.18)	$ 1.08
Basic - as adjusted	$ 0.95	$ (0.29)	$ 0.98
Diluted - as adjusted	$ 0.90	$ (0.29)	$ 0.97

The assumptions used to calculate the fair value of stock options at their grant dates are presented in Note 2, "Stockholders' Equity."

New Accounting Standards - In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FASB Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, effective at the beginning of the first interim or annual period beginning after June 15, 2005, which will be the Company's third quarter of 2005. The Company is in the process of determining the impact FASB Statement No. 123R will have on its consolidated financial statements, which will depend, in part, on the timing and amount of any future stock option grants.

2.

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

Under certain circumstances, each Right will entitle the registered holder to acquire from the Company one one-hundredth (1/100) of a share of said Series A Preferred Stock at an exercise price of $100 per fractional share. The Rights will be exercisable, except in certain circumstances, commencing ten days following a public announcement that (i) a person or group has acquired or obtained the right to acquire 20% or more of the common stock, in a transaction not approved by the Board of Directors or (ii) a person or group has commenced or intends to commence a tender offer for 30% or more of the common stock (the "Distribution Date"). Rights held by any person or group triggering the exercisability of the Rights and their affiliates become void and unexercisable upon the occurrence of the triggering event.

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

Stock Option Plans

Service-Based Stock Options - The Company grants non-qualified and incentive stock options ("ISOs") that are service-based. Options are granted with an exercise price equal to the closing price of the common stock on the trading date immediately preceding the date of grant. ISOs and non-qualified options granted have a ten-year duration. Depending upon which plan options have been granted under, options are cumulatively exercisable in either three installments commencing three years after the date of grant or in four installments commencing one year after the date of grant.

For purposes of the disclosure requirements of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as illustrated in Note 1, "Summary of Significant Accounting Policies," the Company estimated the fair value of stock options granted at the date of grant using the Black-Scholes model. The estimated fair value of the options is then amortized to expense over the options' vesting period.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted in each year:

	2004	2003	2002

Risk-free interest rate	3.76%	3.48%	4.75%
Expected option life	6 Years	6 Years	7 Years
Expected volatility	26.9%	29.5%	30.4%
Expected dividends per share	$ 0.15	$ 0.15	$ 0.15
Weighted average estimated fair
value per share of options granted	$ 5.89	$ 3.79	$ 5.55

Other data with respect to service-based stock options follows:

		Option Price			Weighted Average
	Shares	Per Share			Price Per Share

Outstanding at February 3, 2002	4,406	$ 6.81	-	$31.63	$12.13
Granted	894	10.61	-	15.72	14.80
Exercised	167	7.50	-	14.75	11.90
Cancelled	267	9.38	-	22.38	12.33
Outstanding at February 2, 2003	4,866	6.81	-	31.63	12.62
Granted	1,038	12.34	-	16.70	12.55
Exercised	297	6.81	-	15.13	12.05
Cancelled	284	9.38	-	31.63	13.09
Outstanding at February 1, 2004	5,323	6.81	-	27.88	12.61
Granted	1,079	16.81	-	25.14	18.96
Exercised	1,401	6.81	-	16.55	12.24
Cancelled	130	9.38	-	27.88	15.68
Outstanding at January 30, 2005	4,871	$ 6.81	-	$25.14	$14.04

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Additional information regarding service-based stock options outstanding at January 30, 2005 follows:

			Weighted Average		Weighted Average
		Weighted Average	Exercise Price		Exercise Price
Range of	Number of	Remaining	Per Share	Number of	Per Share
Exercise	Shares	Contractual	of Options	Shares	of Exercisable
Prices Per Share	Outstanding	Life	Outstanding	Exercisable	Options

$ 6.81 - $ 9.94	745	4.9	$ 9.43	742	$ 9.43
$10.90 - $13.16	1,377	5.8	12.60	778	12.80
$13.40 - $14.42	998	5.2	13.79	736	13.84
$14.55 - $17.40	727	6.3	14.93	360	14.89
$17.66 - $19.10	1,014	9.3	18.92	0	0
$19.50 - $25.14	10	9.7	22.54	0	0
	4,871	6.3	$14.04	2,616	$12.42

Performance-Based Stock Options - The Company made a grant in 2004 of 1,750 performance-based, non-qualified stock options to the Company's Chairman and Chief Executive Officer. The options were granted with an exercise price of $18.75, which was the closing price of the common stock on the trading date immediately preceding the date of grant. The options have a seven-year duration and vesting is partly contingent upon a 20-day average stock price of the Company's common stock. If the Company's 20-day average stock price reaches $22.50, 50% of the options vest. If the Company's 20-day average stock price reaches $25.00, 75% of the options vest. If the Company's 20-day average stock price reaches $27.50, 100% of the options vest. Conversely, if these targets are not achieved, the options fully vest six years after the date of grant. As of January 30, 2005, 75% of these options were vested.

For purposes of the disclosure requirements of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as illustrated in Note 1, "Summary of Significant Accounting Policies," the Company estimated the fair value of stock options granted at the date of grant using the Black-Scholes model. The estimated fair value of the options is then amortized to expense over the options' vesting period.

The following summarizes the assumptions used to estimate the fair value of performance based stock options granted:

2004

Weighted average risk-free interest rate	2.57%
Weighted average expected option life	3.6 Years
Weighted average expected volatility	26.3%
Expected dividends per share	$0.15
Weighted average estimated fair
value per share of options granted	$4.16

During 2004, 406 of these stock options were exercised, leaving 1,344 outstanding and 907 exercisable at January 30, 2005, with a remaining contractual life of 6.2 years.

Total stock options available for grant at January 30, 2005 and February 1, 2004 amounted to 2,920 and 5,624 shares, respectively.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

3.

ACQUISITION OF ARROW TRADENAME

On December 10, 2004, the Company acquired the Arrow brand worldwide and the related licensing business from affiliates of Cluett American Group, Inc. for $70,539 in cash. The transaction consisted of the acquisition from Cluett American Corp., Consumer Direct Corporation and Cluett Peabody Holding Corp. of all of the outstanding shares of common stock of Cluett Peabody Resources Corporation ("Resources") and Cluett Peabody & Co., Inc. ("CP&Co."). Resources is the worldwide owner of the Arrow trademark, principally for apparel, footwear and related goods, and certain related marks. CP&Co. licenses the Arrow marks from Resources and, in turn, licenses them to third parties throughout the world. The Company has been licensing the Arrow marks in the United States from Resources and CP&Co. for use on and in connection with men's and boys' dress shirts and sportswear since mid-2000.

4.

ACQUISITION OF CALVIN KLEIN

On February 12, 2003, the Company purchased all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. The Company paid $401,565 in cash, net of $6,435 cash acquired, and issued 2,536 shares of the Company's common stock, valued at $30,000, in connection with the acquisition. The purchase price also included, in consideration of Mr. Klein's sale to the Company of all of his rights under a design services letter agreement with Calvin Klein, Inc., a nine-year warrant in favor of Mr. Klein to purchase 320 shares of the Company's common stock at $28.00 per share, which the Company valued at $637 based on the Black-Scholes model, and contingent purchase price payments for 15 years based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as an addition to goodwill.

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

Costs associated with these activities are as follows:

			Incurred
	Initial Liability	Incurred	and Adjusted	Liability
	Recorded	in 2003	in 2004	at 1/30/05

Severance and termination benefits	$10,196	$5,296	$4,728	$ 172
Lease termination costs	8,303	3,424	4,050	829
Other exit costs	1,225	887	145	193
Total	$19,724	$9,607	$8,923	$1,194

Included in costs incurred and adjusted in 2004 was an adjustment of $3,784 due principally to a change in the fair value of future lease payments for a facility which the Company no longer operates. The offset to the liability adjustment was recorded to goodwill. The actions related to these charges have been completed by the Company as planned. However, due to the extended terms of certain contractual obligations associated with these actions, the above liability remains as of January 30, 2005.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

5.

EARNINGS PER SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:

	2004	2003	2002

Net income	$58,615	$14,706	$30,437
Less: Preferred stock dividends	21,122	20,027	-
Net income (loss) available to common
stockholders for basic net income (loss) per
common share	$37,493	$ (5,321)	$30,437

Add back preferred stock dividends	21,122	-	-
Net income (loss) available to common stockholders
for diluted net income (loss) per common share	$58,615	$ (5,321)	$30,437

Weighted average common shares
outstanding for basic net income (loss)
per common share	31,117	30,314	27,770
Impact of dilutive employee stock options	1,610	-	395
Impact of assumed preferred stock conversion	18,910	-	-
Total shares for diluted net income (loss) per common
share	51,637	30,314	28,165

Basic net income (loss) per common share	$ 1.20	$ (0.18)	$ 1.10
Diluted net income (loss) per common share	$ 1.14	$ (0.18)	$ 1.08

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share are as follows:

	2004	2003	2002

Antidilutive securities	1,081	1,654	2,159

In addition, employee stock options to purchase 695 common shares, which would have been dilutive had net income available to common stockholders been positive, were excluded from the computation of diluted net loss per common share for 2003 because 2003 net income available to common stockholders was a loss; the inclusion of such dilutive stock options would have been antidilutive to the net loss per common share computation. Conversion of the Company's convertible redeemable preferred stock into approximately 17,930 common shares outstanding for 2003 was not assumed because the inclusion thereof would have been antidilutive.

6.

SALE OF INVESTMENTS

In 2004, the Company sold its investment in marketable securities for $743.

In 2003, the Company sold its minority interest in Gant Company AB for $17,234, net of related fees, which resulted in a pre-tax gain of $3,496.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

7.

INCOME TAXES

Income taxes consist of:

	2004	2003	2002
Federal:
Current	$ 696	$ -	$ 395
Deferred	25,760	3,944	13,808
State, foreign and local:
Current	4,062	4,256	1,666
Deferred	(2,111)	-	-

	$28,407	$8,200	$15,869

The Federal current tax provision in 2004 and 2002 relates to alternative minimum tax.

Taxes paid were $4,138 (2004), $4,389 (2003) and $1,197 (2002).

The approximate tax effect of items giving rise to the deferred income tax liability recognized in the Company's balance sheets is as follows:

	2004	2003

Depreciation and amortization	$ (19,534)	$ (14,909)
Employee compensation and benefits	18,330	14,324
Tax loss and credit carryforwards	61,877	66,018
Minimum pension liability	19,544	21,400
Book versus tax basis difference related to identifiable intangible
assets	(231,800)	(231,800)
Acquisition costs	(15,200)	(3,472)
Other-net	(2,348)	(913)
Subtotal	(169,131)	(149,352)
Less valuation allowance for:
State net operating loss carryforwards	(6,074)	(9,090)
Acquired net operating loss carryforwards	-	(2,663)
	$(175,205)	$(161,105)

The Company has a valuation allowance for state net operating loss carryforwards for which the Company believes realization is unlikely. In 2004, the Company determined that loss carryforwards in certain states would be utilized against 2004 taxable income resulting in a current state tax benefit of $905, and additional net operating loss carryforwards in those states would more likely than not be utilized against future taxable income, resulting in a deferred state tax benefit of $2,111. As a result, the total reduction in the state loss carryforwards valuation allowance in 2004 was $3,016, which reduced income tax expense.

The valuation allowance for acquired net operating loss carryforwards relates to a transaction to acquire certain license agreements in 2000. In 2004, the Company determined that realization of these loss carryforwards was more likely than not, and the valuation allowance was reversed as a reduction of goodwill.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

The Company is subject to examination of its income tax returns for multiple years by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the impact on its deferred taxes and income tax liabilities and the adequacy of its provision for income taxes.

Included in the tax loss and credit carryforwards at the end of 2004 are $9,362 of state net operating loss carryforwards and Federal carryforward items of $52,515. Of the Federal amount, $8,383 is alternative minimum tax credits which never expire under the current Internal Revenue Code. The balance of the Federal tax loss and credit carryforwards expires principally between 2010 and 2023.

A reconciliation of the statutory Federal income tax to the income tax expense is as follows:

	2004	2003	2002

Statutory 35% Federal tax	$30,458	$ 8,017	$16,207
State, foreign and local income taxes, net of Federal
income tax benefit	1,779	670	745
Reduction in valuation allowance for state loss carryforwards	(2,111)	-	-
Other-net	(1,719)	(487)	(1,083)

Income tax expense	$28,407	$ 8,200	$15,869

The foreign and domestic components of income before provision for income taxes are as follows:

	2004	2003	2002

Domestic	$89,363	$ 33,249	$46,306
Foreign	(2,341)	(10,343)	-

	$87,022	$ 22,906	$46,306

On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed by President Bush. The AJCA provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated (as defined by the AJCA) in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Company is in the process of evaluating the effects of the repatriation provision on its financial statements and expects to complete its evaluation by the end of its second quarter of 2005. The Company does not expect the provision to have a material impact on its financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

8.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are summarized as follows:

	2004	2003

Land	$ 1,090	$ 1,090
Buildings and building improvements	27,341	26,036
Machinery, software and equipment	158,879	142,493
Furniture and fixtures	91,298	81,295
Shops within a store	5,294	-
Leasehold improvements	80,418	70,303
	364,320	321,217
Less: Accumulated depreciation	(209,690)	(182,680)
	$ 154,630	$ 138,537

In a letter to the American Institute of Certified Public Accountants dated February 7, 2005, the Office of the Chief Accountant of the SEC expressed views regarding certain operating lease accounting issues and their application under generally accepted accounting principles. Historically, when accounting for leasehold improvements, the Company depreciated leasehold improvements on its leased properties over the useful life of the leasehold improvements, which is a method commonly utilized by retail companies. The Company believed this method was the most appropriate application of FASB Statement No. 13, "Accounting for Leases," based on the Company's circumstances. After considering the SEC's views, the Company corrected its method of accounting for leasehold improvements on its leased properties to depreciate leasehold improvements over the shorter of the expected lease term or the useful life of the leasehold improvements. The effect of the correction related to prior years was a $1,102 pre-tax non-cash charge recorded in the Company's consolidated financial statements in the fourth quarter of 2004. Based upon the Company's assessment of both qualitative and quantitative factors in determining materiality, prior years' financial results were not restated. As the correction relates solely to accounting treatment, it does not affect the Company's historical or future cash flows or timing of payments under related leases.

9.

LONG-TERM DEBT

Long-term debt is as follows:

	2004	2003

7 1/4% senior unsecured notes due 2011	$150,000	$ -
8 1/8% senior unsecured notes due 2013	150,000	150,000
7 3/4% debentures due 2023	99,512	99,501
9 1/2% senior subordinated notes due 2008	-	149,596
	$399,512	$399,097

On February 18, 2004, the Company issued $150,000 of senior unsecured notes due 2011. The net proceeds of the offering after related fees were $145,131. The notes accrue interest at the rate of 7 1/4% per annum, which is payable semi-annually. The Company used the net proceeds of the issuance of the 7 1/4% senior unsecured notes and available cash to purchase and redeem its 9 1/2% senior subordinated notes due 2008. The total cash paid for purchase and redemption, including a prepayment penalty, was $157,293. The fair value of the 7 1/4% senior unsecured notes on January 30, 2005, based on current market price, was approximately $156,750. In connection with the 7 1/4% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to make restricted payments, as defined in the indenture governing the notes, including cash dividends.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

In connection with the Calvin Klein acquisition, the Company entered into a 10% secured term loan agreement for $125,000 with the holders of the convertible redeemable preferred stock. On May 5, 2003, the Company issued $150,000 of senior unsecured notes due 2013. The net proceeds of the offering after related fees were $144,696. The Company used a portion of the net proceeds of the issuance to repay the $125,000 10% secured term loan from the holders of the convertible redeemable preferred stock, plus accrued interest. The notes accrue interest at the rate of 8 1/8% per annum, which is payable semi-annually. The fair value of these notes on January 30, 2005, based on current market price, was approximately $162,750. In connection with the 8 1/8% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to make restricted payments, as defined in the indenture governing the notes, including cash dividends.

The Company issued $100,000 of 7 3/4% debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. Interest is payable semi-annually. The fair value of these debentures on January 30, 2005, based on current market price, was approximately $106,000. In connection with the debentures, the Company must maintain a certain level of stockholders' equity in order to make restricted payments, as defined in the indenture governing the debentures, including cash dividends.

The Company has a secured revolving credit facility which provides for revolving credit borrowings, as well as the issuance of letters of credit. The Company may, at its option, borrow and repay amounts up to a maximum of $325,000 under both the revolving credit borrowings and the issuance of letters of credit, with a sublimit of $30,000 for standby letters of credit and with no sublimit on trade letters of credit. Advances under the Revolving Credit Agreement are also limited to a borrowing base consisting of specified percentages of eligible categories of assets. Borrowing spreads and letters of credit fees are based on spreads above LIBOR and other available interest rates, with the spreads changing based upon a pricing grid. For example, revolving credit spreads range from 0 to 25 basis points over prime on prime rate loans, 125 to 225 basis points over LIBOR on LIBOR rate loans and 75 to 150 basis points on outstanding letters of credit. All outstanding borrowings and letters of credit under this credit facility are due December 15, 2009. As of January 30, 2005, the Company had no borrowings and $169,815 outstanding letters of credit under this facility.

In connection with the revolving credit facility and the 7 3/4% debentures due 2023, substantially all of the Company's assets have been pledged as collateral.

Interest paid was $39,459 (2004), $32,993 (2003) and $23,782 (2002). 2004 interest paid includes a $7,293 prepayment penalty on the early extinguishment of debt.

There are no scheduled maturities of long-term debt until 2011.

10.

LEASES

The Company leases retail stores, manufacturing facilities, warehouses, showrooms, office space and equipment. The leases generally provide for the payment of real estate taxes and certain other occupancy expenses. Retail store leases generally are renewable and provide for the payment of percentage rentals based on store sales and other costs associated with the leased property.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

At January 30, 2005, minimum annual rental commitments under non-cancelable operating leases, including leases for new retail stores which had not begun operating at January 30, 2005, are as follows:

2005	$ 77,794
2006	63,112
2007	51,973
2008	43,809
2009	34,011
Thereafter	108,412
Total minimum lease payments	$379,111

At January 30, 2005, aggregate future minimum rentals to be received under non-cancelable subleases are $6,204.

Rent expense is as follows:

	2004	2003	2002

Minimum	$80,306	$75,626	$65,843
Percentage and other	14,701	14,015	13,009
Less: Sublease rental income	(1,022)	-	-
	$93,985	$89,641	$78,852

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

Following is a reconciliation of the changes in the projected benefit obligation for each of the last two years:

	Pension Plans		Postretirement Plan
	2004	2003	2004	2003

Beginning of year	$194,755	$172,934	$38,997	$35,670
Service cost	5,176	3,982	-	-
Interest cost	12,262	11,514	2,341	2,444
Benefit payments	(9,504)	(8,388)	-	-
Benefit payments, net of retiree contributions	-	-	(2,471)	(2,667)
Actuarial loss	12,586	14,713	772	3,550
Plan amendments	785	-	-	-
End of year	$216,060	$194,755	$39,639	$38,997

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

The accumulated benefit obligation for the pension plans was $203,586 and $186,112 at the end of 2004 and 2003, respectively.

As of January 30, 2005, certain pension plans have projected and accumulated benefit obligations in excess of plan assets as follows:

	Benefit Obligation
	Projected	Accumulated

Aggregate benefit obligation	$211,896	$196,707
Aggregate fair value of plan assets	157,090	153,695

Following is a reconciliation of the fair value of the assets held by the Company's pension plans for each of the last two years:

	2004	2003

Beginning of year	$127,092	$111,658
Actual return, net of plan expenses	18,307	22,031
Benefits paid	(9,504)	(8,388)
Company contributions	25,382	1,791
End of year	$161,277	$127,092

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

	2004	2003

U.S. equities	61%	61%
International equities	16%	11%
Fixed income investments	23%	27%
Other (including cash)	0%	1%
	100%	100%

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Net benefit cost recognized in each of the last three years is as follows:

	Pension Plans			Postretirement Plan
	2004	2003	2002	2004	2003	2002

Service cost, including plan
expenses	$ 5,336	$ 4,156	$ 3,371	$ -	$ -	$ 67
Interest cost	12,262	11,514	10,998	2,341	2,444	2,012
Amortization of net loss	6,976	3,867	161	1,238	1,166	388
Amortization of transition asset	-	-	(21)	-	-	-
Expected return on
plan assets	(12,535)	(11,796)	(12,393)	-	-	-
Amortization of prior
service cost	1,981	1,856	1,949	(444)	(444)	(444)
	$14,020	$ 9,597	$ 4,065	$3,135	$3,166	$2,023

Following is a reconciliation of the projected benefit obligation at the end of each of the last two years to the amounts recognized on the balance sheet:

	Pension Plans		Postretirement Plan
	2004	2003	2004	2003

Projected benefit obligation at year-end	$ 216,060	$ 194,755	$ 39,639	$ 38,997
Unrecognized prior service cost	(2,373)	(3,569)	4,435	4,879
Unrecognized losses	(64,626)	(64,948)	(17,362)	(17,828)
Employer contributions made after December 31	(3,323)	(17,612)	(204)	(224)
Minimum pension liability	51,431	56,300	-	-
Plan assets at fair value	(161,277)	(127,092)	-	-
Amount recognized in other liabilities	$ 35,892	$ 37,834	$ 26,508	$ 25,824

Currently, the Company does not expect to make any material contributions to the pension plans in 2005. Expected benefit payments associated with the Company's pension plans, and expected benefit payments net of retiree contributions associated with the Company's postretirement benefit plan, are as follows:

	Pension Plans	Postretirement Plan

2005	$ 8,900	$ 3,301
2006	9,183	3,485
2007	9,541	3,597
2008	10,093	3,665
2009	10,712	3,843
2010-2014	69,106	17,144

The health care cost trend rate assumed for 2005 is 10.0% and is assumed to decrease by 0.5% per year through 2014. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2004 and on the postretirement projected benefit obligation at January 30, 2005 would be as follows:

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

	1% Increase	1% Decrease

Impact on service and interest cost	$ 215	$ (186)
Impact on year-end projected benefit obligation	$3,767	$(3,256)

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 into law. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance on accounting for the Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This guidance is effective for periods beginning after June 15, 2004. The Company expects that application of this guidance will not have a material impact on the Company's Consolidated Financial Statements.

Significant rate assumptions used in determining the projected benefit obligations at the end of each year and benefit cost in the following year, were as follows:

	2004	2003	2002

Discount rate	6.00%	6.25%	6.75%
Rate of increase in compensation
levels (applies to pension plans only)	4.00%	4.00%	4.00%
Long-term rate of return on assets	8.25%	8.25%	8.75%

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The Company has an unfunded supplemental defined benefit plan covering 23 current and retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. At January 30, 2005 and February 1, 2004, $16,913 and $15,789, respectively, are included in other liabilities as the accrued cost of this plan.

The Company has a savings and retirement plan and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. Matching contributions were $3,706 (2004), $3,863 (2003) and $3,061 (2002).

12.

CONVERTIBLE REDEEMABLE PREFERRED STOCK

In connection with the Calvin Klein acquisition, the Company issued $250,000 of convertible redeemable preferred stock. The cash proceeds from this issuance after related fees were $249,250. The convertible redeemable preferred stock has a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. As of January 30, 2005, the liquidation preference of the convertible redeemable preferred stock was $264,746. Conversion may occur any time at the option of the preferred stockholders. Conversion may occur at the Company's option after February 12, 2007, if the market value of the Company's common stock equals or exceeds 225% of the conversion price then in effect for 60 consecutive days.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

The preferred stockholders can require the Company to redeem for cash all of the then outstanding shares of convertible redeemable preferred stock on or after November 1, 2013. On all matters put to a vote to holders of common stock, each holder of shares of the convertible redeemable preferred stock is entitled to the number of votes equal to the number of shares that would be issued upon conversion of the convertible redeemable preferred stock into common stock. The preferred stockholders have the right to elect separately as a class three directors and to have one of their directors serve on the compensation, nominating and executive committees of the Company's board, subject to applicable law, rule and regulation.

13.

GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, are as follows:

Apparel and
Related		Calvin Klein
Products		Licensing	Total

Balance as of February 2, 2003	$94,742	$ -	$ 94,742
Goodwill recorded related to Calvin Klein acquisition	-	48,694	48,694
Contingent purchase price payments to Mr. Klein	-	16,955	16,955
Balance as of February 1, 2004	94,742	65,649	160,391
Calvin Klein acquisition liability adjustment	-	(3,784)	(3,784)
Realization of acquisition tax loss carryforwards	(2,663)	-	(2,663)
Contingent purchase price payments to Mr. Klein	-	22,246	22,246
Balance as of January 30, 2005	$92,079	$84,111	$176,190

Intangible assets subject to amortization consist of a covenant not to compete with balances as follows:

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of February 1, 2004	$600	$ 60	$540
Amortization	-	60	(60)
Balance as of January 30, 2005	$600	$120	$480

Amortization expense is expected to be $60 in each of the next eight years.

Intangible assets not subject to amortization consist of the following:

2004		2003

Tradenames	$612,772	$542,233
Perpetual license rights	86,000	86,000
Total	$698,772	$628,233

The increase in tradenames was due to the Company's acquisition of Arrow on December 10, 2004. The Company is in the process of obtaining a third-party valuation of the Arrow tradename. Therefore, the amount recorded to tradenames is subject to adjustment.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

At the end of 2004, accumulated amortization was $16,849 for goodwill and $587 for other intangible assets. At the end of 2003, accumulated amortization was $16,849 for goodwill and $527 for other intangible assets.

14.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the detail of accumulated other comprehensive loss, net of related taxes:

	2004	2003

Minimum pension liability adjustment	$(31,887)	$(34,900)
Foreign currency translation adjustment	(137)	(181)
	$(32,024)	$(35,081)

15.

ASSET IMPAIRMENTS, ACTIVITY EXIT COSTS AND OTHER CHARGES

Licensing the Bass Wholesale Business

In the fourth quarter of 2003, the Company announced the licensing of the Bass brand for wholesale distribution of footwear to Brown Shoe Company, Inc. and the Company's exiting of the wholesale footwear business. In connection with exiting the wholesale footwear business, the Company relocated its retail footwear operations from South Portland, Maine to its New York, New York and Bridgewater, New Jersey offices.

Costs associated with these activities are as follows:

			Cumulative
	Total Expected	Incurred	Incurred
	to be Incurred	in 2004	Through 1/30/05

Severance and termination benefits	$ 6,238	$ 4,529	$ 6,238
Long-lived asset impairments	3,130	-	3,130
Inventory liquidation costs	4,891	262	4,891
Lease termination costs	2,959	2,959	2,959
Relocation of retail operations and other costs	5,024	4,893	5,024
Total	$22,242	$12,643	$22,242

The lease termination costs relate to the Company's facility in South Portland, Maine. Under FASB Statement No. 146 "Accounting for Costs Associated with Exit and Disposal Activities," such costs were recorded based on their fair value when the facility ceased to be used. The long-lived asset impairments relate principally to leasehold improvements in the South Portland, Maine facility and to various information systems that specifically supported the Company's wholesale footwear business.

All costs associated with these activities are included in selling, general and administrative expenses of the Apparel and Related Products segment, except for inventory liquidation costs, which are included in cost of goods sold of the Apparel and Related Products segment.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

Liabilities recorded in connection with these activities are as follows:

	Liability	Costs Incurred	Costs Paid	Liability
	at 2/1/04	During 2004	During 2004	at 1/30/05

Severance and termination benefits	$1,660	$4,529	$4,656	$1,533
Lease termination costs	-	2,959	392	2,567
Total	$1,660	$7,488	$5,048	$4,100

The actions related to this plan have been completed by the Company. However, due to the extended terms of certain contractual obligations associated with these actions, the above liability remains as of January 30, 2005.

Retail Store Asset Impairment and Store Closings

During 2003 and 2002, the Company's retail outlet stores were under significant competitive pressure, which resulted in negative same store sale comparisons and reduced overall profitability. This condition was an impairment indicator which caused the Company to evaluate its portfolio of stores to determine whether the net book value of the long-lived assets within the stores, principally leasehold improvements, was recoverable.

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

In connection with the recording of the impairment of long-lived assets, the Company determined it would close a significant number of the impaired stores. Costs associated with these activities are as follows:

			Cumulative
	Total Expected	Incurred	Incurred
	to be Incurred	in 2004	Through 1/30/05

Severance and termination benefits	$ 573	$ 428	$ 573
Lease termination costs	1,868	(110)	1,868
Inventory liquidation costs	1,072	1,072	1,072
Total	$3,513	$1,390	$3,513

The charges for the asset impairment, severance and termination benefits and lease termination costs are included in selling, general and administrative expenses of the Apparel and Related Products segment. Inventory liquidation costs are included in cost of goods sold of the Apparel and Related Products segment.

Liabilities recorded in connection with these activities are as follows:

	Liability	Costs Incurred	Costs Paid	Liability
	at 2/1/04	During 2004	During 2004	at 1/30/05

Lease termination costs	$1,500	$ (110)	$1,390	$ 0

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

The actions related to this plan have been completed by the Company.

In the fourth quarter of 2004, the level of profitability in three retail outlet stores (all residing in the same outlet center) was an impairment indicator and caused the Company to evaluate whether the net book value of the long-lived assets within the stores, principally leasehold improvements, was recoverable. Based on this evaluation, the Company determined that the long-lived assets were not recoverable and recorded an impairment of $528, which is included in selling, general and administrative expenses of the Apparel and Related Products segment. This determination was made by comparing each store's expected undiscounted future cash flows to the carrying amount of the long-lived assets. Since the long-lived assets in each store were deemed not recoverable, the net book value of the long-lived assets in excess of the fair value was written off. Fair value was estimated based on net present value of the future cash flows expected from these stores.

16.

NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Financing activities section of the Consolidated Statements of Cash Flows for 2004 was a $2,081 write-off of prepaid financing fees associated with the purchase and redemption of the Company's 9 1/2% senior subordinated notes.

Omitted from the Investing activities and Financing activities sections of the Consolidated Statements of Cash Flows for 2003 were certain noncash transactions related to the Calvin Klein acquisition. As part of the purchase price, the Company issued shares of its common stock, valued at $30,000, to the selling shareholders. In addition, the Company issued a nine-year warrant to purchase the Company's common stock at an exercise price of $28.00 to Mr. Klein, valued at $637.

Omitted from the Financing activities section of the Consolidated Statements of Cash Flows for 2003 were preferred dividends of $20,027 on the Company's convertible redeemable preferred stock, as the Company elected not to pay a cash dividend in each of the first three quarters of 2003. The Company declared a cash dividend on convertible redeemable preferred stock in the fourth quarter of 2003 that was paid in the first quarter of 2004.

17.

SEGMENT DATA

The Company manages and analyzes its operating results by two business segments: (i) Apparel and Related Products segment and (ii) Calvin Klein Licensing segment. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its dress shirt and sportswear divisions into the Apparel and Related Products segment. This segment derives revenues from marketing dress shirts and sportswear and, to a lesser extent, footwear and other accessories, principally under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Kenneth Cole New York, Reaction Kenneth Cole, Bass/G.H. Bass & Co., Calvin Klein, ck Calvin Klein, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps and Sean John. The Calvin Klein Licensing segment derives revenues from (a) licensing and similar arrangements worldwide of the Calvin Klein Collection, Calvin Klein and ck Calvin Klein brands for a broad array of products and (b) the marketing, directly by the Company, through three Calvin Klein image stores, of high-end apparel and accessories collections for men and women under the Calvin Klein Collection brand. The Company includes the Calvin Klein Collection business in the Calvin Klein Licensing segment because management views the purpose of the Calvin Klein Collection business as building and marketing the Calvin Klein brands, which supports and benefits all of the brands' licensing businesses.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

	Segment Data
	2004	2003	2002

Revenues – Apparel and Related Products
Net sales	$1,448,761	$1,390,665	$1,380,272
Royalty and other revenues	20,682	14,228	11,766
Total	1,469,443	1,404,893	1,392,038

Revenues – Calvin Klein Licensing
Net sales	11,474	35,051	-
Royalty and other revenues	160,511	128,892	-
Total	171,985	163,943	-

Total revenues
Net sales	1,460,235	1,425,716	1,380,272
Royalty and other revenues	181,193	143,120	11,766
Total	$1,641,428	$1,568,836	$1,392,038

Operating income - Apparel and Related Products	$ 106,078(1)	$ 74,636(2)	$ 94,514

Operating income - Calvin Klein Licensing	56,921	9,366(3)	-

Corporate expenses(4)	33,120	24,724	25,479

Income before interest and taxes	$ 129,879	$ 59,278	$ 69,035

(1) Operating income for the Apparel and Related Products segment in 2004 includes $14,033 of costs associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and relocating the Company's retail footwear operations.

(2) Operating income for the Apparel and Related Products segment in 2003 includes $20,739 of costs associated with the impairment and closing of certain retail outlet stores and exiting the wholesale footwear business and relocating the Company's retail footwear operations.

(3) Operating income for the Calvin Klein Licensing segment in 2003 includes $36,366 of costs related to the integration of Calvin Klein, which consist of (a) the operating losses of certain Calvin Klein businesses, principally relating to the men's and women's wholesale collection apparel businesses, which the Company has closed or licensed, and associated costs in connection therewith and (b) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

(4) Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Corporate expenses in 2004 and 2003 include a pre-tax gain of $743 and $3,496, respectively, related to the Company's sale of investments.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

No single customer accounted for greater than 10% of the Company's revenues in 2004, 2003 or 2002. Assuming the merger of Federated Department Stores, Inc. and The May Department Stores Company announced on February 28, 2005, the emerging company would have accounted for 12.5% of the Company's revenues in 2004.

	2004	2003	2002
Identifiable Assets
Apparel and Related Products	$ 617,691	$ 518,866	$474,822
Calvin Klein Licensing	656,894	632,490	-
Corporate	274,997	287,927	296,878
	$1,549,582	$1,439,283	$771,700
Depreciation and Amortization
Apparel and Related Products	$ 25,963	$ 24,003	$ 22,753
Calvin Klein Licensing	2,171	1,583	-
Corporate	3,888	2,984	2,925
	$ 32,022	$ 28,570	$ 25,678
Identifiable Capital Expenditures
Apparel and Related Products	$ 42,060	$ 28,179	$ 26,519
Calvin Klein Licensing	1,828	1,388	-
Corporate	2,307	2,403	2,932
	$ 46,195	$ 31,970	$ 29,451

Assets related to the Company's segments are principally located in the United States.

Revenues for the Apparel and Related Products segment occurred principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows:

	2004	2003

Domestic	$ 81,176	$ 92,995
Foreign	90,809	70,948
	$171,985	$163,943

18.

OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company's suppliers from a raw material vendor. The maximum amount guaranteed under the contract is $2,500. The guarantee expires on January 31, 2006.

One of the Company's directors, Mr. Harry N.S. Lee, is a director of TAL Apparel Limited, an apparel manufacturer and exporter based in Hong Kong. During 2004, 2003 and 2002, the Company purchased approximately $15,295, $13,507 and $14,390, respectively, of products from TAL Apparel Limited and certain related companies.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollar and share amounts in thousands, except per share data)

One of the Company's directors, Joel H. Goldberg, owns Career Consultants Inc. and S&K Associates, Inc. During 2004, 2003 and 2002, the Company purchased services of approximately $1,220, $1,294 and $1,083, respectively, from Mr. Goldberg and his two companies for management consulting and recruiting.

Included in selling, general and administrative expenses are foreign currency transaction gains of $599 (2004), $1,019 (2003) and $12 (2002).

Included in accrued expenses are certain incentive compensation costs of $13,908 as of January 30, 2005.

The Company is a party to certain litigation which, in management's judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company's financial position.

During each of 2004, 2003 and 2002, the Company paid four $0.0375 per share cash dividends on its common stock.

PHILLIPS-VAN HEUSEN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

(In thousands, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2004(1)	2003(6)	2004(2)	2003(7)	2004(3)	2003(8)	2004(4,5)	2003(9)

Total revenues(10)	$378,238	$379,496	$375,924	$379,378	$473,456	$453,597	$413,810	$356,365
Gross profit(10)	170,286	157,433	173,003	158,083	209,912	178,325	197,790	150,518
Net income (loss)	1,593	(2,153)	12,990	8,977	26,741	17,034	17,291	(9,152)

Basic net income (loss)
per common share	(0.12)	(0.22)	0.25	0.13	0.69	0.39	0.38	(0.47)

Diluted net income
(loss) per common share	(0.12)	(0.22)	0.24	0.13	0.52	0.34	0.33	(0.47)

Price range of common
stock per share
High	19.95	13.74	19.46	15.20	23.27	17.23	29.95	18.30
Low	17.08	11.16	16.45	12.65	17.56	13.72	22.57	16.27

(1)  The first quarter of 2004 includes charges of $9,374 related to debt extinguishment costs and $5,796 related to costs associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and relocating the Company's existing retail footwear operations. The tax effect of these charges was a benefit of $5,310.

(2) The second quarter of 2004 includes charges of $1,512 related to costs associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and relocating the Company's existing retail footwear operations. The tax effect of these charges was a benefit of $529.

(3) The third quarter of 2004 includes charges of $6,551 related to costs associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and relocating the Company's existing retail footwear operations. The tax effect of these charges was a benefit of $2,293.

(4) The fourth quarter of 2004 includes charges of $174 related to costs associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and relocating the Company's existing retail footwear operations. The tax effect of these charges was a benefit of $61. Also included in net income was the realization of certain state net operating loss carryforwards recorded as a tax benefit of $3,016.

(5) The fourth quarter of 2004 includes a charge of $2,059 related to the Company's correction of its leasehold improvement depreciation expense. Of such amount, $1,102 related to prior years and $957 related to the first three quarters of 2004. The tax effect of the aggregate amount was a benefit of $721. Additional information regarding this charge is included in Note 8, "Property, Plant and Equipment," to the Consolidated Financial Statements.

(6)  The first quarter of 2003 includes charges of $15,126 related to Calvin Klein integration costs. The tax effect of these charges was a benefit of $5,143. Calvin Klein integration costs consist of (a) the operating losses of certain Calvin Klein businesses that the Company has closed or licensed, and associated costs in connection therewith and (b) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

(7) The second quarter of 2003 includes charges of $7,198 related to Calvin Klein integration costs and a $3,496 gain resulting from the Company's sale of its minority interest in Gant. The net tax effect of these items was a benefit of $1,071.

PHILLIPS-VAN HEUSEN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

(In thousands, except per share data)

(8) The third quarter of 2003 includes charges of $6,030 related to Calvin Klein integration costs. The tax effect of these charges was a benefit of $1,604.

 (9) The fourth quarter of 2003 includes charges of $8,012 related to Calvin Klein integration costs, charges of $9,599 associated with exiting the wholesale footwear business and relocating the Company's retail operations, and charges of $11,140 associated with the impairment and closing of certain retail outlet stores. The tax effect of these charges was a benefit of $9,997.

(10)  In the second quarter of 2004, the Company reclassified its recording of cooperative advertising expense to be a reduction of revenue. As a result, the Company's previously disclosed total for revenues and gross profit in its first quarter 2004 report on Form 10-Q differs from the amounts shown. The reclassification had no effect on net income.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report. The financial statements were prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include certain amounts based on our best judgments and estimates.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the underlying transactions, including the acquisition and disposition of assets; (ii) provide reasonable assurance that the Company's assets are safeguarded and transactions are executed in accordance with management's authorization and are recorded as necessary to permit preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Audit Committee of the Company's Board of Directors, composed solely of directors who are independent in accordance with New York Stock Exchange listing standards, the Securities Exchange Act of 1934, the Company's Corporate Governance Guidelines and its charter, meets periodically with the Company's independent auditors, the Company's internal auditors and management to discuss internal control over financial reporting, auditing and financial reporting matters. Both the independent auditors and the Company's internal auditors periodically meet alone with the Audit Committee and have free access to the Committee.

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 30, 2005.

The Company's independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee, subject to ratification by the Company's stockholders. Ernst & Young LLP have audited and reported on the consolidated financial statements of the Company, management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report.

/s/ Bruce J. Klatsky	/s/ Emanuel Chirico	/s/ Vincent A. Russo

Bruce J. Klatsky	Emanuel Chirico	Vincent A. Russo
Chairman, Board of Directors,	Executive Vice President	Vice President
and Chief Executive Officer	and Chief Financial Officer	and Controller
March 21, 2005	March 21, 2005	March 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Phillips-Van Heusen Corporation maintained effective internal control over financial reporting as of January 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phillips-Van Heusen Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Phillips-Van Heusen Corporation maintained effective internal control over financial reporting as of January 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Phillips-Van Heusen Corporation maintained, in all material respects, effective internal control over financial reporting as of January 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of January 30, 2005 and February 1, 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 30, 2005 and our report dated March 21, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New York, New York

March 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of January 30, 2005 and February 1, 2004, and the related consolidated income statements, consolidated statements of changes in stockholders' equity and consolidated statements of cash flows for each of the three years in the period ended January 30, 2005. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at January 30, 2005 and February 1, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2005 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Phillips-Van Heusen Corporation's internal control over financial reporting as of January 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2005, expressed an unqualified opinion thereon.

E&Y SIGNATURE STAMP

New York, New York

March 21, 2005

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY

(In thousands, except per share data, percents and ratios)

	2004(1)	2003(2)	2002	2001(3)	2000(4)
Summary of Operations
Revenues
Apparel and Related Products	$1,469,443	$1,404,893	$1,392,038	$1,418,185	$1,440,719
Calvin Klein Licensing	171,985	163,943	-	-	-
	1,641,428	1,568,836	1,392,038	1,418,185	1,440,719
Cost of goods sold and expenses	1,511,549	1,509,558	1,323,003	1,377,046	1,370,182
Income (loss) before interest and taxes	129,879	59,278	69,035	41,139	70,537
Interest expense, net	42,857	36,372	22,729	24,451	22,322
Income tax expense (benefit)	28,407	8,200	15,869	6,008	18,115
Net income (loss)	$ 58,615	$ 14,706	$ 30,437	$ 10,680	$ 30,100

Per Share Statistics
Basic net income (loss) per common share	$ 1.20	$ (0.18)	$ 1.10	$ 0.39	$ 1.10
Diluted net income (loss) per common share	1.14	(0.18)	1.08	0.38	1.10

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders' equity per common share	11.23	9.68	9.80	9.62	9.80

Financial Position
Current assets	491,692	488,912	451,127	405,300	436,381
Current liabilities	208,493	182,864	127,439	114,358	138,095
Working capital	283,199	306,048	323,688	290,942	298,286
Total assets	1,549,582	1,439,283	771,700	708,933	724,364
Long-term debt	399,512	399,097	249,012	248,935	248,851
Convertible redeemable preferred stock	264,746	264,746	-	-	-
Stockholders' equity	$ 364,026	$ 296,157	$ 272,227	$ 265,727	$ 268,561

Other Statistics
Total debt to total capital(7)	38.9%	41.6%	47.8%	48.4%	48.1%
Net debt to net capital(8)	30.5%	32.2%	32.6%	43.6%	46.0%
Current ratio	2.4	2.7	3.5	3.5	3.2
Average common shares outstanding	31,117	30,314	27,770	27,595	27,305

________________

(1)

2004 includes pre-tax charges of $9,374 related to debt extinguishment costs, pre-tax charges of $14,033 associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and relocating the Company's existing retail footwear operations and a $3,016 tax benefit associated with the realization of certain state net operating loss carryforwards.

(2)

2003 includes pre-tax charges of $36,366 related to integration costs associated with the Company's acquisition of Calvin Klein, Inc. and certain affiliated companies, pre-tax charges of $20,739 associated with the impairment and closing of certain retail outlet stores and exiting the wholesale footwear business and relocating the Company's existing retail footwear operations and a pre-tax gain of $3,496 resulting from the Company's sale of its minority interest in Gant. Calvin Klein integration costs consist of (a) the operating losses of certain Calvin Klein businesses which the Company has closed or licensed, and associated costs in connection therewith and (b) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

(3)

2001 includes pre-tax charges of $21,000 for restructuring and other expenses.

(4)

2000 and 1996 include 53 weeks of operations.

(5)

1997 includes pre-tax charges of $132,700 for restructuring and other expenses.

(6)

1995 includes pre-tax charges of $27,000 for restructuring and other expenses.

(7)

Total capital equals interest-bearing debt, preferred stock and stockholders' equity.

(8)

Net debt and net capital are total debt and total capital reduced by cash.

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY (CONTINUED)

	1999	1998	1997(5)	1996(4)	1995(6)
Summary of Operations
Revenues
Apparel and Related Products	$1,260,533	$1,293,907	$1,341,465	$1,351,722	$1,456,204
Calvin Klein Licensing	-	-	-	-	-
	1,260,533	1,293,907	1,341,465	1,351,722	1,456,204
Cost of goods sold and expenses	1,212,223	1,250,422	1,428,618	1,303,984	1,435,631
Income (loss) before interest and taxes	48,310	43,485	(87,153)	47,738	20,573
Interest expense, net	22,430	27,743	20,672	23,164	23,199
Income tax expense (benefit)	9,007	3,915	(41,246)	6,044	(2,920)
Net income (loss)	$ 16,873	$ 11,827	$ (66,579)	$ 18,530	$ 294

Per Share Statistics
Basic net income (loss) per common share	$ 0.62	$ 0.43	$ (2.46)	$ 0.69	$ 0.01
Diluted net income (loss) per common share	0.62	0.43	(2.46)	0.68	0.01

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders' equity per common share	8.86	8.39	8.11	10.73	10.20

Financial Position
Current assets	425,970	368,017	385,018	362,958	444,664
Current liabilities	124,580	132,686	133,335	122,266	183,126
Working capital	301,390	235,331	251,683	240,692	261,538
Total assets	673,748	674,313	660,459	657,436	749,055
Long-term debt	248,784	248,723	241,004	189,398	229,548
Convertible redeemable preferred stock	-	-	-	-	-
Stockholders' equity	$ 241,685	$ 228,888	$ 220,305	$ 290,158	$ 275,292

Other Statistics
Total debt to total capital(7)	50.7%	54.0%	53.0%	43.1%	52.3%
Net debt to net capital(8)	38.9%	53.0%	51.8%	41.7%	50.8%
Current ratio	3.4	2.8	2.9	3.0	2.4
Average common shares outstanding	27,289	27,218	27,108	27,004	26,726

_______________

(1)

2004 includes pre-tax charges of $9,374 related to debt extinguishment costs, pre-tax charges of $14,033 associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and relocating the Company's existing retail footwear operations and a $3,016 tax benefit associated with the realization of certain state net operating loss carryforwards.

(2)

2003 includes pre-tax charges of $36,366 related to integration costs associated with the Company's acquisition of Calvin Klein, Inc. and certain affiliated companies, pre-tax charges of $20,739 associated with the impairment and closing of certain retail outlet stores and exiting the wholesale footwear business and relocating the Company's existing retail footwear operations and a pre-tax gain of $3,496 resulting from the Company's sale of its minority interest in Gant. Calvin Klein integration costs consist of (a) the operating losses of certain Calvin Klein businesses which the Company has closed or licensed, and associated costs in connection therewith and (b) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

(3)

2001 includes pre-tax charges of $21,000 for restructuring and other expenses.

(4)

2000 and 1996 include 53 weeks of operations.

(5)

1997 includes pre-tax charges of $132,700 for restructuring and other expenses.

(6)

1995 includes pre-tax charges of $27,000 for restructuring and other expenses.

(7)

Total capital equals interest-bearing debt, preferred stock and stockholders' equity.

(8)

Net debt and net capital are total debt and total capital reduced by cash.

SCHEDULE II

PHILLIPS-VAN HEUSEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Expense	Other		at End
Description	of Period	(Income)	Accounts	Deductions	of Period

Year Ended January 30, 2005

Deducted from asset accounts:
Allowance for doubtful
accounts	$5,863	$ (615)	$ -	$2,163	$3,085

Year Ended February 1, 2004

Deducted from asset accounts:
Allowance for doubtful
accounts	$2,872	$1,951	$1,305(a)	$ 265	$5,863

Year Ended February 2, 2003

Deducted from asset accounts:
Allowance for doubtful
accounts	$2,496	$ 677	$ -	$ 301	$2,872

(a)

Addition due to the acquisition of Calvin Klein, Inc.