Form 10-Q
period 2005-05-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 2005-06-09
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2005

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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of May 31, 2005:  34,190,109 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of May 1, 2005, January 30, 2005 and May 2, 2004	2

Condensed Consolidated Income Statements for the Thirteen Weeks Ended May 1, 2005
and May 2, 2004	3

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 1, 2005
and May 2, 2004	4

Notes to Condensed Consolidated Financial Statements	5-10

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	11-15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	15

Item 4 - Controls and Procedures	15

PART II -- OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6 - Exhibits	17-19

Signatures	20

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of May 1, 2005 and May 2, 2004 and the related condensed consolidated income statements and statements of cash flows for the thirteen week periods ended May 1, 2005 and May 2, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Phillips-Van Heusen Corporation as of January 30, 2005, and the related consolidated income statement, statement of changes in stockholders' equity, and statement of cash flows for the year then ended (not presented herein) and in our report dated March 21, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York

May 25, 2005

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	May 1,	January 30,	May 2,
	2005	2005	2004
	UNAUDITED	AUDITED	UNAUDITED

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 126,884	$ 124,114	$ 122,985
Accounts Receivable, net of allowances for doubtful accounts of
$3,632, $3,085 and $6,591	128,345	93,447	114,832
Inventories	234,203	242,885	194,026
Prepaids	10,605	18,975	14,693
Other, including deferred taxes of $11,994, $11,994 and $17,164	12,275	12,271	17,701
Total Current Assets	512,312	491,692	464,237
Property, Plant and Equipment	153,780	154,630	136,416
Goodwill	182,936	176,190	165,651
Tradenames	612,931	612,772	542,233
Perpetual License Rights	86,000	86,000	86,000
Other Intangible Assets	465	480	525
Other Assets	28,233	27,818	26,655
	$1,576,657	$1,549,582	$1,421,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 47,497	$ 54,531	$ 42,514
Accrued Expenses	109,626	133,405	109,240
Deferred Revenue	16,509	20,557	12,218
Total Current Liabilities	173,632	208,493	163,972
Long-Term Debt	399,515	399,512	399,504
Other Liabilities, including deferred taxes of $202,451, $187,199
and $178,918	338,071	312,805	301,448

Series B convertible redeemable preferred stock, par value $100
per share; 10,000 shares authorized, issued and outstanding	264,746	264,746	264,746

Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000 total shares authorized, including Series B convertible redeemable (125,000 shares designated as Series A; 15,000 shares undesignated); no
Series A or undesignated shares outstanding	-	-	-
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 33,562,033; 32,452,403 and 30,811,519	33,562	32,452	30,812
Additional Capital	204,099	185,670	157,280
Retained Earnings	195,722	178,507	139,655
Accumulated Other Comprehensive Loss	(32,042)	(32,024)	(35,151)
	401,341	364,605	292,596
Less: 42,301; 39,685 and 38,094 shares of common stock
held in treasury - at cost	(648)	(579)	(549)
Total Stockholders' Equity	400,693	364,026	292,047

	$1,576,657	$1,549,582	$1,421,717

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended
	May 1,	May 2,
	2005	2004

Net sales	$423,115	$336,578
Royalty and other revenues	48,994	41,660
Total revenues	472,109	378,238

Cost of goods sold	262,715	207,952

Gross profit	209,394	170,286

Selling, general and administrative expenses	161,765	149,992

Income before interest and taxes	47,629	20,294

Interest expense	8,580	18,181
Interest income	602	338

Income before taxes	39,651	2,451

Income tax expense	14,671	858

Net income	24,980	1,593

Preferred stock dividends	5,281	5,281

Net income (loss) available to common stockholders	$ 19,699	$ (3,688)

Basic net income (loss) per common share	$ 0.60	$ (0.12)

Diluted net income (loss) per common share	$ 0.46	$ (0.12)

Dividends declared per common share	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Thirteen Weeks Ended
	May 1,	May 2,
	2005	2004

OPERATING ACTIVITIES:
Net income	$ 24,980	$ 1,593
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	7,638	6,311
Amortization	954	745
Deferred income taxes	15,252	649
Prepayment penalty on early extinguishment of debt	-	7,293

Changes in operating assets and liabilities:
Receivables	(34,898)	(18,141)
Inventories	8,682	24,402
Accounts payable, accrued expenses and deferred revenue	(34,861)	(18,892)
Prepaids and other-net	16,764	13,089
Net Cash Provided By Operating Activities	4,511	17,049

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,700)	(4,137)
Contingent purchase price payments to Mr. Calvin Klein	(6,746)	(5,260)
Net Cash Used By Investing Activities	(13,446)	(9,397)

FINANCING ACTIVITIES:
Purchase and redemption, including prepayment penalty,
of 9 1/2% senior subordinated notes	-	(157,293)
Proceeds from issuance of 7 1/4% senior unsecured notes,
net of related fees	-	145,271
Exercise of stock options	19,539	2,049
Acquisition of treasury shares	(69)	(95)
Cash dividends on common stock	(2,484)	(2,306)
Cash dividends on preferred stock	(5,281)	(5,281)
Net Cash Provided (Used) By Financing Activities	11,705	(17,655)

Increase (decrease) in cash	2,770	(10,003)

Cash at beginning of period	124,114	132,988

Cash at end of period	$126,884	$122,985

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

1.  GENERAL

The Company's fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1, and are designated by the calendar year in which the fiscal year commences.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirteen weeks ended May 1, 2005 and May 2, 2004 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year.

2.  INVENTORIES

Inventories related to the Company's wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company's retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value inventories. Permanent and point of sale markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At May 1, 2005, January 30, 2005 and May 2, 2004, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

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

3.  EARNINGS PER SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:

	Thirteen Weeks Ended
	5/1/05	5/2/04

Net income	$24,980	$ 1,593
Less: Preferred stock dividends	5,281	5,281
Net income (loss) available to common stockholders for
basic net income (loss) per common share	19,699	(3,688)
Add back preferred stock dividends	5,281	-
Net income (loss) available to common stockholders
for diluted net income (loss) per common share	$24,980	$(3,688)

Weighted average common shares outstanding for
basic net income (loss) per common share	32,978	30,715

Impact of dilutive employee stock options	2,033	-

Impact of assumed preferred stock conversion	18,910	-

Total shares for diluted net income (loss) per common share	53,921	30,715

Basic net income (loss) per common share	$ 0.60	$ (0.12)

Diluted net income (loss) per common share	$ 0.46	$ (0.12)

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share are as follows:

	Thirteen Weeks Ended
	5/1/05	5/2/04

Antidilutive securities	498	770

In addition, employee stock options to purchase 1,348 common shares, which would have been dilutive had net income available to common stockholders been positive, were excluded from the computation of diluted net loss per common share for the thirteen weeks ended May 2, 2004 because net income available to common stockholders for that period was a loss; the inclusion of such dilutive stock options would have been antidilutive to the net loss per common share computation. Conversion of the Company's convertible redeemable preferred stock into 18,910 common shares outstanding for the thirteen weeks ended May 2, 2004 was not assumed because the inclusion thereof would have been antidilutive.

4.  COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Thirteen Weeks Ended
	5/1/05	5/2/04

Net income	$24,980	$1,593
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(18)	(70)
Comprehensive income	$24,962	$1,523

The income tax effect related to foreign currency translation adjustments was a benefit of $11 and $43 for the thirteen weeks ended May 1, 2005 and May 2, 2004, respectively.

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

The following table illustrates the effect on net income and net income (loss) per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

	Thirteen Weeks Ended
	5/1/05	5/2/04

Net income - as reported	$24,980	$1,593
Deduct: Stock-based employee
compensation expense determined under fair
value method, net of related tax effects	2,553	625
Net income - as adjusted	$22,427	$ 968

Net income (loss) per common share:
Basic – as reported	$ 0.60	$(0.12)
Diluted – as reported	$ 0.46	$(0.12)
Basic – as adjusted	$ 0.52	$(0.14)
Diluted – as adjusted	$ 0.42	$(0.14)

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, "Share-Based Payment," which is a revision of FASB Statement No. 123 and supersedes APB Opinion No. 25 and FASB Statement No. 148. FASB Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. FASB Statement No. 123R as issued is effective at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the compliance date to the first annual period beginning after June 15, 2005. In accordance with this amendment, the Company will adopt the requirements of FASB Statement No. 123R beginning in the first quarter of 2006. The Company is in the process of determining the impact FASB Statement No. 123R will have on its consolidated financial statements, which will depend, in part, on the timing and amount of any future stock option grants.

6.  CONVERTIBLE REDEEMABLE PREFERRED STOCK

In connection with the Company's acquisition of Calvin Klein, Inc. and certain affiliated companies in February 2003, the Company issued $250,000 of convertible redeemable preferred stock. The convertible redeemable preferred stock has a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. As of May 1, 2005, the liquidation preference of the convertible redeemable preferred stock was $264,746. Conversion may occur any time at the option of the preferred stockholders. Conversion may occur at the Company's option after February 12, 2007, if the market value of the Company's common stock equals or exceeds 225% of the conversion price then in effect for 60 consecutive days.

The preferred stockholders can require the Company to redeem for cash all of the then outstanding shares of convertible redeemable preferred stock on or after November 1, 2013. On all matters put to a vote to holders of common stock, each holder of shares of the convertible redeemable preferred stock is entitled to the number of votes equal to the number of shares that would be issued upon conversion of the convertible redeemable preferred stock into common stock. The preferred stockholders have the right to elect separately as a class three directors and to have one of their directors serve on the audit, compensation, nominating and executive committees of the Company's board, subject to applicable law, rule and regulation; current regulation precludes service on the audit committee.

7.  RETIREMENT AND BENEFIT PLANS

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

Net benefit cost was recognized as follows:

	Pension Plans		Postretirement Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	5/1/05	5/2/04	5/1/05	5/2/04

Service cost, including plan expenses	$ 1,486	$ 1,338	$ -	$ -
Interest cost	3,230	2,980	569	585
Amortization of net loss	2,075	1,548	317	310
Expected return on plan assets	(3,296)	(3,082)	-	-
Amortization of prior service cost	392	484	(111)	(111)
	$ 3,887	$ 3,268	$ 775	$ 784

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 into law. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance on accounting for the Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This guidance is effective for periods beginning after June 15, 2004. The Company is in the process of determining whether the benefits provided by the Company's postretirement plan are actuarially equivalent to Medicare Part D and as such, the net postretirement benefit cost does not reflect any amount associated with the subsidy. The Company expects that application of FASB Staff Position No. FAS 106-2 will not have a material impact on the Company's consolidated financial statements.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the period ended May 1, 2005, by segment, are as follows:

	Apparel and
	Related	Calvin Klein
	Products	Licensing	Total

Balance as of January 30, 2005	$92,079	$84,111	$176,190
Contingent purchase price payments to Mr. Calvin Klein	-	6,746	6,746
Balance as of May 1, 2005	$92,079	$90,857	$182,936

In connection with the Company's acquisition of Calvin Klein in February 2003, the Company is obligated to pay contingent purchase price payments to Mr. Calvin Klein for 15 years based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as an addition to goodwill.

Included in tradenames as of May 1, 2005 and January 30, 2005 is the ARROW tradename, which the Company acquired on December 10, 2004. The Company is in the process of obtaining a third-party valuation of the ARROW tradename. Therefore, the amount recorded related to the ARROW tradename of $70,698 is subject to adjustment.

9.  LONG-TERM DEBT

Long-term debt is as follows:

	5/1/05	1/30/05	5/2/04

7 1/4% senior unsecured notes due 2011	$150,000	$150,000	$150,000
8 1/8% senior unsecured notes due 2013	150,000	150,000	150,000
7 3/4% debentures due 2023	99,515	99,512	99,504
	$399,515	$399,512	$399,504

On February 18, 2004, the Company issued $150,000 of senior unsecured notes due 2011. The net proceeds of the offering after related fees were $145,271. The notes accrue interest at the rate of 7 1/4% per annum, which is payable semi-annually. The Company used the net proceeds of the issuance of the 7 1/4% senior unsecured notes and available cash to purchase and redeem its 9 1/2% senior subordinated notes due 2008. The total cash paid for purchase and redemption, including a prepayment penalty, was $157,293.

10.  NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended May 2, 2004 was a $2,081 write-off of debt issuance costs associated with the purchase and redemption of the Company's 9 1/2% senior subordinated notes.

11.  SEGMENT DATA

The Company manages and analyzes its operating results by two business segments: (i) Apparel and Related Products segment and (ii) Calvin Klein Licensing segment. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its dress shirt and sportswear divisions into the Apparel and Related Products segment. This segment derives revenues from marketing dress shirts and sportswear and, to a lesser extent, footwear and other accessories, principally under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW, Kenneth Cole New York, Reaction Kenneth Cole, Bass/G.H. Bass & Co., Calvin Klein, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, CHAPS, Sean John and Donald J. Trump Signature Collection. The Calvin Klein Licensing segment derives revenues from (a) licensing and similar arrangements worldwide of the Calvin Klein Collection, Calvin Klein and ck Calvin Klein brands for a broad array of products and (b) the marketing, directly by the Company through three Calvin Klein image stores, of high-end apparel and accessories collections for men and women under the Calvin Klein Collection brand. The Company includes the Calvin Klein Collection business in the Calvin Klein Licensing segment because management views the purpose of the Calvin Klein Collection business as building and marketing the Calvin Klein brands, which supports and benefits all of the brands' licensing businesses.

	Segment Data
	Thirteen Weeks Ended
	5/1/05	5/2/04

Revenues – Apparel and Related Products
Net sales	$420,469	$333,658
Royalty and other revenues	7,231	3,608
Total	$427,700	$337,266

Revenues – Calvin Klein Licensing
Net sales	$ 2,646	$ 2,920
Royalty and other revenues	41,763	38,052
Total	$ 44,409	$ 40,972

Total revenues
Net sales	$423,115	$336,578
Royalty and other revenues	48,994	41,660
Total	$472,109	$378,238

Operating income - Apparel and Related Products	$ 42,341	$ 15,267

Operating income - Calvin Klein Licensing	13,957	13,246

Corporate expenses	8,669	8,219

Income before interest and taxes	$ 47,629	$ 20,294

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

Revenues for the Apparel and Related Products segment occur principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows:

	Thirteen Weeks Ended
	5/1/05	5/2/04

Domestic	$20,361	$22,938
Foreign	24,048	18,034
	$44,409	$40,972

12.  OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company's suppliers from a raw material vendor. The maximum amount guaranteed under the contract is $2,500. The guarantee expires on January 31, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance.  It should be read in conjunction with our condensed consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest apparel companies in the world.  Our portfolio of brands includes Van Heusen, Calvin Klein, IZOD, ARROW, G.H. Bass & Co. and Bass, which are owned, and Geoffrey Beene, Kenneth Cole New York, Reaction Kenneth Cole, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Sean John, CHAPS and Donald J. Trump Signature Collection, which are licensed. Importantly, our acquisition of Calvin Klein, Inc. in February 2003 provided us with an additional platform for growth in revenues and profitability. This acquisition, and to a lesser extent, our acquisition of the ARROW tradename in December 2004, also further diversified our business model by providing growth opportunities from strong and highly profitable licensing streams which do not require investments in working capital.

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

We also continue to leverage our sourcing, warehousing, distribution and information technology expertise across all of our brands, which creates both operational efficiencies, as well as the ability to respond rapidly to changes in sales trends and customer demands.

RESULTS OF OPERATIONS

In the first quarter of 2005, net sales were 89.6% and royalty and other revenues were 10.4% of our total revenues. In the first quarter of 2004, net sales were 89.0% and royalty and other revenues were 11.0% of our total revenues.

We generate net sales from (i) the wholesale distribution of men's dress shirts and sportswear, principally under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW, Kenneth Cole New York, Reaction Kenneth Cole, Calvin Klein, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, CHAPS, Sean John, various private labels and the Donald J. Trump Signature Collection, which we introduced during the first quarter of 2005 and (ii) the sale, through approximately 700 company operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores principally operate in an outlet format, except for three Calvin Klein image stores located in New York City, Dallas and Paris selling men's and women's high-end collection apparel and accessories, soft home furnishings and tableware.

We generate royalty and other revenues from fees for licensing the use of our trademarks. In the first quarter of 2005, Calvin Klein royalty and other revenues comprised 85.2% of total royalty and other revenues. Calvin Klein royalty and other revenues are derived under licenses and other arrangements primarily for jeans, underwear, fragrances, eyewear, watches, table top and soft home furnishings. In December 2004, we acquired the companies that own and license the ARROW trademark, which will generate additional royalty and other revenue in 2005.

Gross profit on total revenues is total revenues less cost of goods sold. We include as cost of goods sold costs of production and procurement of product, including inbound freight, inspection and internal transfer costs. Since there is no cost of goods sold associated with royalty and other revenues, 100% of such revenues is included in gross profit. Due to the above factors, our gross profit may not be comparable to that of other entities.

Selling, general and administrative expenses include all operating expenses other than expenses included in cost of goods sold. Salaries and related fringe benefits are the largest component of selling, general and administrative expenses, comprising 50% of such expenses in the first quarter of 2005. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 21% of selling, general and administrative expenses in the first quarter of 2005.

Thirteen Weeks Ended May 1, 2005 Compared With Thirteen Weeks Ended May 2, 2004

Net Sales

Net sales in the first quarter of 2005 increased 25.7% to $423.1 million from $336.6 million in the prior year. This increase included the following: (i) the addition of $68.7 million of net sales attributable to growth of our IZOD, Van Heusen and ARROW wholesale sportswear businesses and the launch of our Calvin Klein better men's sportswear line marketed to upscale specialty and department stores which commenced in the second quarter of 2004, as well as the continued opening of Calvin Klein retail outlet stores in premium outlet malls and (ii) the addition of $26.3 million of net sales attributable to growth in our wholesale dress shirt business, particularly from the launch in the second half of 2004 of five new labels:  BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Sean John and CHAPS. These increases were offset, in part, by a sales decline in our Bass retail outlet business, which was negatively impacted by a difficult footwear environment.

Net sales for the full year 2005 are expected to increase 10% to 11% due principally to (i) growth in Calvin Klein better men's sportswear, which we began selling in the second quarter of 2004, and the continued opening of a limited number of Calvin Klein retail outlet stores in premium outlet malls; (ii) growth in our wholesale IZOD, Van Heusen and ARROW sportswear divisions; (iii) full year sales for the BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Sean John and CHAPS dress shirt brands, which we began selling in mid-to-late 2004 under license agreements and (iv) sales of a licensed line of Donald J. Trump Signature Collection brand dress shirts, which were introduced in the first quarter of 2005.

Royalty and Other Revenues

Royalty and other revenues in the first quarter of 2005 increased $7.3 million to $49.0 million from $41.7 million in the prior year. Of this $7.3 million increase, $3.7 million was attributable to the Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees. The remaining $3.6 million increase was attributable to the Apparel and Related Products segment, resulting principally from the ARROW brand license agreements acquired as part of our acquisition of the ARROW tradename in December 2004, as well as an increase in revenues from the IZOD women’s sportswear business licensed to Kellwood Company.

We currently expect that royalty and other revenues will increase approximately 10% for the full year 2005, due principally to growth in the businesses of existing Calvin Klein licensees as well as royalties generated by new Calvin Klein license agreements, and the royalties generated by the ARROW brand license agreements.

Gross Profit on Total Revenues

Gross profit on total revenues in the first quarter of 2005 was $209.4 million, or 44.4% of total revenues, compared with $170.3 million, or 45.0% of total revenues in the prior year. The 60 basis point decline was due principally to a change in revenue mix, as royalty and other revenues, which have a higher gross profit percentage than our wholesale and retail revenues, decreased as a percentage of total revenues. Royalty and other revenues do not carry a cost of sales, and as such, the gross profit percentage of such revenues is 100%. Additionally, our wholesale dress shirt and sportswear businesses, which have lower gross margins than our retail outlet business, grew significantly more than our retail outlet business. In addition to revenue mix, our gross profit percentage was negatively impacted by higher promotional selling in our Bass retail outlet business, which was negatively impacted by a difficult footwear environment.

Partially offsetting these decreases was an improvement in the gross margin of our wholesale dress shirt and sportswear businesses due in part to the elimination of ARROW royalty costs in connection with our acquisition of the ARROW tradename in December 2004. We are currently estimating the full year 2005 gross profit percentage to increase slightly over 2004, as the mix of revenue in the remainder of the year should be more in line with the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of 2005 were $161.8 million, or 34.3% of total revenues, and $150.0 million, or 39.7% of total revenues, in the prior year. The 540 basis point decrease was attributable to leveraging the current quarter's 24.8% revenue increase against the 7.8% expense increase. The $11.8 million increase in selling, general and administrative expenses in the first quarter of 2005 included:  (i) additional expenses associated with operating and advertising our Calvin Klein businesses, including our Calvin Klein better men’s sportswear line, launched in the second quarter of 2004, and additional Calvin Klein retail outlet store openings in premium outlet malls and (ii) additional operating expenses in our wholesale dress shirt and sportswear businesses to support the sales growth mentioned previously. Offsetting these increases, in part, was the absence of expenses associated with exiting the wholesale footwear business and relocating our retail footwear operations which we had incurred in the same period in the prior year.

We currently anticipate full year 2005 selling, general and administrative expenses as a percentage of total revenues to decrease 125 to 175 basis points compared with 2004, resulting principally from effectively leveraging the expected revenue increases previously mentioned.

Interest Expense, Net

Net interest expense in the first quarter of 2005 was $8.0 million compared with $17.8 million in the prior year. Net interest expense in the prior year included a prepayment penalty of $7.3 million and the write-off of debt issuance costs of $2.1 million in connection with the purchase and redemption of our 9 1/2% senior subordinated notes due 2008 in February 2004. These notes were purchased and redeemed with the net proceeds of the issuance on February 18, 2004 of 7 1/4% senior unsecured notes.

Income Taxes

Income taxes for the current year are estimated at a rate of 37.0%, compared with last year's full year rate of 32.6%, which included a $3.0 million reduction in the valuation allowance for state net operating loss carryforwards. Excluding the effect of the valuation allowance reduction, our income tax expense as a percentage of pre-tax income in 2004 would have been 36.1%.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments and dividends.

Operations

Cash provided by operating activities was $4.5 million in the first quarter of 2005 compared with $17.0 million in the prior year. This decrease was due principally to an increase in inventories over the prior year due to the additional volume related to the new Calvin Klein better men's sportswear business and the continued expansion of our Calvin Klein retail outlet business, as well as planned growth in the wholesale dress shirt and sportswear businesses for the current year's second quarter. Also contributing to this decrease were increased incentive compensation costs in 2004 which were paid in the first quarter of 2005.

We currently expect our cash flow from operating activities in 2005 to approximate the prior year amount of $143 million. An anticipated increase in 2005 net income should be offset by growth in working capital and an expected increase in income tax payments due to exhausting certain net operating loss carryforwards.

Capital Spending

Our capital spending in the first quarter of 2005 was $6.7 million. We currently expect capital spending in 2005 to be in a range of $40 million to $45 million. Our capital spending is generally for information systems, warehouse and office facilities and retail outlet stores. As such, we have no long-term contractual commitments for capital spending.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as an addition to goodwill and totaled $6.7 million in the first quarter of 2005. We currently expect that such payments will be $24 million to $26 million in 2005.

Dividends

Our convertible redeemable preferred stock has a dividend rate of 8.0% per annum, payable in cash. If we elect not to pay a cash dividend for any quarter, then the convertible redeemable preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. We currently expect to pay our preferred stock dividends in cash for the foreseeable future. Based on the current preferred stock liquidation preference of $264.7 million, cash dividends are expected to aggregate $21.1 million in 2005.

Our common stock currently pays an annual dividend of $0.15 per share. Based on the number of common shares outstanding at January 30, 2005 and our estimates of stock option exercises, we project that cash dividends on our common stock in 2005 will be $5.0 million to $5.1 million.

Cash Flow Summary

Our net cash flow in the first quarter of 2005 was $2.8 million. The current year's first quarter benefited from $19.5 million of stock option exercises. We currently estimate cash from stock option exercises to be approximately $35 million in 2005.

Considering all of the above mentioned factors, we currently expect to generate $80 million to $85 million of cash flow in 2005. There can be no assurance that this estimate will prove to be accurate, or that unforeseen events, including changes in anticipated levels of stock option exercises, our net income, working capital requirements or other items, including acquisitions, could occur which could cause our cash flow to vary.

Financing Arrangements

Our capital structure as of May 1, 2005 was as follows:

(in millions)

Long-term debt	$399.5
Convertible redeemable preferred stock	264.7
Stockholders' equity	400.7

We believe this capital structure provides a secure base. There are no maturities of our long-term debt until 2011. Our convertible redeemable preferred stock has a conversion price of $14.00 per share. Based on current market conditions, and given that redemption cannot be required until November 2013, we believe it likely that the preferred stock will be converted to common stock. This conversion, if it happens, could occur at any time.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, with no sublimits. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first quarter of 2005, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $168.4 million. As of May 1, 2005, we had $153.3 million outstanding letters of credit under this facility.

Given our capital structure and our projections for future profitability and cash flow, we believe we could obtain additional financing, if necessary, for refinancing our long-term debt or preferred stock, or, if opportunities present themselves, future acquisitions.

SEASONALITY

Our seasonality has changed significantly since our acquisition of Calvin Klein, as the licensing business's royalty and other revenues, which tend to be earned somewhat evenly throughout the year, moderate the fluctuation in revenues and profitability from our dress shirt and sportswear wholesale businesses. Our acquisition of the ARROW tradename, which adds additional royalty revenues, will further moderate this fluctuation. Royalty revenues are highest in the third quarter, while the wholesale businesses generate higher levels of sales and income in the first and third quarters, as sales of spring and fall merchandise to our department store customers occur at higher levels as these selling seasons begin.

The aggregate effect of our seasonality is that our first and third quarters have the highest levels of revenue and income. Revenues in the second and fourth quarters are relatively equal, but earnings in the fourth quarter are lower due to significant holiday advertising costs, as well as post-holiday promotional selling and inventory clearance activity.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by the Company include cash equivalents and long-term debt. Based upon the amount of cash equivalents held at May 1, 2005 and the average net amount of cash equivalents that the Company currently anticipates holding during 2005, the Company believes that a change of 100 basis points in interest rates would not have a material effect on the Company's financial position or results of operations. Note 9, "Long-Term Debt," in the Notes to the Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended January 30, 2005 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt.

Substantially all of the Company's sales and expenses are currently denominated in United States dollars. However, certain of the Company's operations and license agreements, particularly in the Calvin Klein Licensing segment, expose the Company to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro and the Yen. Exchange rate fluctuations can cause the United States dollar equivalent of the foreign currency cash flows to vary. This exposure arises as a result of (i) license agreements that require licensees to make royalty and other payments to the Company based on the local currency in which the licensees operate, with the Company bearing the risk of exchange rate fluctuations and (ii) the Company's retail and administrative operations that require cash outflows in foreign currencies. To a certain extent, there is a natural hedge of exchange rate changes in that the foreign license agreements generally produce cash inflows and the foreign retail and administrative operations generally produce cash outflows. The Company may from time to time purchase foreign currency forward exchange contracts to hedge against changes in exchange rates. No forward exchange contracts were held as of May 1, 2005. The Company believes that future exchange rate changes will not have a material effect on the Company's financial position or results of operations.

ITEM 4 – CONTROLS AND PROCEDURES

As of May 1, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures over financial reporting. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures over financial reporting were effective as of May 1, 2005. Disclosure controls and procedures over financial reporting are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES (1)

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	(a) Total	(b) Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased	(or Unit)	or Programs	Plans or Programs

January 31, 2005 -
February 27, 2005	-	-	-	-

February 28, 2005 -
April 3, 2005	-	-	-	-

April 4, 2005 -
May 1, 2005	2,616	$26.37	-	-

Total	2,616	$26.37	-	-

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

4.13

Indenture, dated as of February 18, 2004 between Phillips-Van Heusen Corporation and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2004).

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

Dated:  June 9, 2005

/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller