Form 10-Q
period 2005-07-31
PHILLIPS VAN HEUSEN CORP /DE/
filed 2005-09-08
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No  X

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of August 29, 2005:  41,938,019 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of July 31, 2005, January 30, 2005 and August 1, 2004	2

Condensed Consolidated Income Statements for the Thirteen and Twenty-Six Weeks Ended
July 31, 2005 and August 1, 2004	3

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 31, 2005
and August 1, 2004	4

Notes to Condensed Consolidated Financial Statements	5-12

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	13-18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	18-19

Item 4 - Controls and Procedures	19

PART II -- OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Stockholders	20

Item 6 - Exhibits	20-22

Signatures	23

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of July 31, 2005 and August 1, 2004, the related condensed consolidated income statements for the thirteen and twenty-six week periods ended July 31, 2005 and August 1, 2004 and the related condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 2005 and August 1, 2004. These financial statements are the responsibility of the Company's management.

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

ERNST & YOUNG LLP

New York, New York

August 24, 2005

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	July 31,	January 30,	August 1,
	2005	2005	2004
	UNAUDITED	AUDITED	UNAUDITED

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 171,150	$ 124,114	$ 143,703
Accounts Receivable, net of allowances for doubtful accounts of
$2,155, $3,085 and $5,681	118,224	93,447	109,416
Inventories	261,302	242,885	217,379
Prepaid Expenses	9,456	18,975	14,702
Other, including deferred taxes of $11,994, $11,994 and $17,164	12,265	12,271	17,762
Total Current Assets	572,397	491,692	502,962
Property, Plant and Equipment	155,060	154,630	141,137
Goodwill	188,022	176,190	170,507
Tradenames	612,930	612,772	542,233
Perpetual License Rights	86,000	86,000	86,000
Other Intangible Assets	450	480	510
Other Assets	28,774	27,818	27,034
	$1,643,633	$1,549,582	$1,470,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 62,942	$ 54,531	$ 64,496
Accrued Expenses	112,593	133,405	107,471
Deferred Revenue	24,348	20,557	17,689
Total Current Liabilities	199,883	208,493	189,656
Long-Term Debt	399,519	399,512	399,507
Other Liabilities, including deferred taxes of $214,446, $187,199
and $185,702	356,823	312,805	314,259

Series B convertible preferred stock, par value $100 per share;
10,000 shares authorized; 6,116; 10,000 and 10,000 shares
issued and outstanding	161,926	264,746	264,746

Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000 total shares authorized, including Series B convertible (125,000 shares
designated as Series A; 15,000 shares undesignated); no
Series A or undesignated shares outstanding	-	-	-
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 41,893,516; 32,452,403 and 31,005,494	41,894	32,452	31,005
Additional Capital	313,946	185,670	159,575
Retained Earnings	201,768	178,507	147,365
Accumulated Other Comprehensive Loss	(32,126)	(32,024)	(35,151)
	525,482	364,605	302,794
Less: 0; 39,685 and 39,685 shares of common stock
held in treasury - at cost	-	(579)	(579)
Total Stockholders' Equity	525,482	364,026	302,215

	$1,643,633	$1,549,582	$1,470,383

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2005	2004	2005	2004

Net sales	$397,558	$336,137	$ 820,673	$672,715
Royalty and other revenues	45,911	39,787	94,905	81,447
Total revenues	443,469	375,924	915,578	754,162

Cost of goods sold	233,313	202,921	496,028	410,873

Gross profit	210,156	173,003	419,550	343,289

Selling, general and administrative expenses	165,034	144,483	326,799	294,475

Income before interest and taxes	45,122	28,520	92,751	48,814

Interest expense	8,592	8,917	17,172	27,098
Interest income	1,264	382	1,866	720

Income before taxes	37,794	19,985	77,445	22,436

Income tax expense	14,294	6,995	28,965	7,853

Net income	23,500	12,990	48,480	14,583

Preferred stock dividends on
convertible stock	3,229	5,280	6,459	10,561

Preferred stock dividends on
converted stock	-	-	2,051	-

Inducement payment and offering costs	14,205	-	14,205	-

Net income available to common
stockholders	$ 6,066	$ 7,710	$ 25,765	$ 4,022

Basic net income per common share	$ 0.17	$ 0.25	$ 0.75	$ 0.13

Diluted net income per common share	$ 0.16	$ 0.24	$ 0.67	$ 0.13

Dividends declared per common share	$ 0.00	$ 0.00	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2005	2004

OPERATING ACTIVITIES:
Net income	$ 48,480	$ 14,583
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	15,255	12,582
Amortization	1,906	1,524
Deferred income taxes	27,247	7,433
Prepayment penalty on early extinguishment of debt	-	7,293

Changes in operating assets and liabilities:
Receivables	(24,777)	(12,725)
Inventories	(18,417)	1,049
Accounts payable, accrued expenses and deferred revenue	(8,610)	6,792
Prepaids and other-net	24,251	17,903
Net Cash Provided By Operating Activities	65,335	56,434

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(16,725)	(15,095)
Contingent purchase price payments to Mr. Calvin Klein	(11,832)	(10,116)
Net Cash Used By Investing Activities	(28,557)	(25,211)

FINANCING ACTIVITIES:
Purchase and redemption, including prepayment penalty,
of 9 1/2% senior subordinated notes	-	(157,293)
Proceeds from issuance of 7 1/4% senior unsecured notes,
net of related fees	-	145,240
Exercise of stock options	35,546	4,537
Acquisition of treasury shares	(69)	(125)
Cash dividends on common stock	(2,504)	(2,306)
Cash dividends on convertible preferred stock	(6,459)	(10,561)
Cash dividends on converted preferred stock	(2,051)	-
Inducement payment and offering costs	(14,205)	-
Net Cash Provided (Used) By Financing Activities	10,258	(20,508)

Increase in cash	47,036	10,715

Cash at beginning of period	124,114	132,988

Cash at end of period	$171,150	$143,703

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

The results of operations for the thirteen and twenty-six weeks ended July 31, 2005 and August 1, 2004 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year.

2.  INVENTORIES

Inventories related to the Company's wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company's retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At July 31, 2005, January 30, 2005 and August 1, 2004, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

The final determination of cost of sales and inventories under the LIFO method is made at the end of each fiscal year based on inventory cost and quantities on hand. Interim LIFO determinations are based on management's estimates of expected inflationary effects on inventory costs. Such estimates are subject to revision at the end of each quarter. Since estimates of future inflationary effects are subject to external factors, interim financial results are subject to year-end LIFO inventory adjustments.

3.  CONVERTIBLE PREFERRED STOCK

In connection with the Company's acquisition of Calvin Klein, Inc. and certain affiliated companies in February 2003, the Company issued $250,000 of Series B convertible preferred stock. The convertible preferred stock has a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the convertible preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid.

During the thirteen weeks ended July 31, 2005, the holders of the convertible preferred stock voluntarily converted an aggregate of $102,820 of the convertible preferred stock, or 39% of the liquidation value of the preferred stock prior to conversion, into 7,344 shares of the Company's common stock. In connection with the conversion of such convertible preferred stock by the preferred stockholders and their subsequent sale of the 7,344 shares of common stock received upon conversion, the Company made an inducement payment to the preferred stockholders in the amount of $1.75 per share of common stock, or an aggregate of $12,853. The inducement payment was based on the net present value of the dividends that the Company would have been obligated to pay the preferred stockholders through the earliest date on which it is estimated that the Company would have the right to convert the convertible preferred stock, net of the present value of the dividends payable over the same period on the shares of common stock into which the convertible preferred stock was convertible. In addition, the Company incurred certain costs, totaling $1,352, specifically related to the registered common stock offering.

As of July 31, 2005, the liquidation preference of the remaining outstanding convertible preferred stock was $161,926. Conversion of the remaining outstanding convertible preferred stock may occur any time at the option of the preferred stockholders. Conversion may occur at the Company's option after February 12, 2007, if the market value of the Company's common stock equals or exceeds 225% of the conversion price then in effect for 60 consecutive days.

The preferred stockholders can require the Company to redeem for cash all of the then outstanding shares of convertible preferred stock on or after November 1, 2013. On all matters put to a vote to holders of common stock, each holder of shares of the convertible preferred stock is entitled to the number of votes equal to the number of shares that would be issued upon conversion of the convertible preferred stock into common stock.

Prior to the conversion of a portion of the convertible preferred stock during the thirteen weeks ended July 31, 2005, the preferred stockholders had the right to elect separately as a class three directors and to have one of their directors serve on the audit, compensation, nominating and executive committees of the Company's board, subject to applicable law, rule and regulation; current regulation precludes service on the audit committee. In connection with the conversion, the remaining preferred stockholders have agreed to reduce their right to elect directors of the Company from three directors to two directors. Only one such director is currently elected. If the preferred stockholders do not elect a second director by December 31, 2005, they have agreed to further reduce this right to one director.

4.  EARNINGS PER SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/05	8/1/04	7/31/05	8/1/04

Net income	$23,500	$12,990	$48,480	$14,583
Less:
Preferred stock dividends on convertible stock	3,229	5,280	6,459	10,561
Preferred stock dividends on converted stock	-	-	2,051	-
Inducement payment and offering costs	14,205	-	14,205	-

Net income available to common stockholders for
basic net income per common share	6,066	7,710	25,765	4,022
Add back preferred stock dividends on convertible stock	-	-	6,459	-
Net income available to common stockholders
for diluted net income per common share	$ 6,066	$ 7,710	$32,224	$ 4,022

Weighted average common shares outstanding for
basic net income per common share	35,533	30,885	34,236	30,800

Impact of dilutive employee stock options	1,942	1,269	1,987	1,309

Impact of dilutive warrants	33	-	17	-

Impact of assumed convertible preferred stock conversion	-	-	11,566	-

Total shares for diluted net income per common share	37,508	32,154	47,806	32,109

Basic net income per common share	$ 0.17	$ 0.25	$ 0.75	$ 0.13

Diluted net income per common share	$ 0.16	$ 0.24	$ 0.67	$ 0.13

During the thirteen weeks ended July 31, 2005, the holders of the Company's convertible preferred stock completed a voluntary conversion of a portion of such stock into shares of common stock. Such shares of common stock were subsequently sold in a registered offering by the holders. In connection with these transactions, the Company made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12,853, and incurred certain costs, totaling $1,352, specifically related to the registered common stock offering. As set forth in Emerging Issues Task Force (EITF) Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," when convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income available to common stockholders in the calculation of earnings per share.  As such, the inducement payment and offering costs paid by the Company in connection with the conversion and subsequent registered common stock offering resulted in a reduction of net income available to common stockholders.

Potentially dilutive securities excluded from the calculation of diluted net income per common share are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/05	8/1/04	7/31/05	8/1/04

Antidilutive securities	44	2,914	271	1,842

As set forth in EITF Topic D-53, "Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock," when a company effects an induced conversion of only a portion of a class of the company's then outstanding preferred stock, any excess consideration should be attributed to the converted shares, and the converted shares should be considered separately from the shares that were not converted for purposes of applying the "if-converted" method from the beginning of the period. As such, for purposes of the Company's computation of diluted net income per common share for the thirteen and twenty-six weeks ended July 31, 2005, the portion of the Company's convertible preferred stock that was converted was considered separately from the portion of the Company's convertible preferred stock that was not converted. The inducement payment and offering costs paid by the Company in connection with the conversion and subsequent registered common stock offering were attributed to the portion of the Company's convertible preferred stock that was converted. As a result, conversion of the portion of the Company's convertible preferred stock that was converted into 6,046 and 6,695 weighted average common shares outstanding for the thirteen and twenty-six weeks ended July 31, 2005, respectively, was not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive. The portion of the Company's convertible preferred stock that was not converted was convertible into 11,566 shares of common stock as of July 31, 2005. The conversion thereof was also not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive. Additionally, conversion of the Company's convertible preferred stock into 18,910 shares of common stock for the thirteen and twenty-six weeks ended August 1, 2004 was not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive.

5.  COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/05	8/1/04	7/31/05	8/1/04

Net income	$23,500	$12,990	$48,480	$14,583
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(84)	0	(102)	(70)
Comprehensive income	$23,416	$12,990	$48,378	$14,513

The income tax effect related to foreign currency translation adjustments was a benefit of $52 and $0 for the thirteen weeks ended July 31, 2005 and August 1, 2004, respectively. The income tax effect related to foreign currency translation adjustments was a benefit of $63 and $43 for the twenty-six weeks ended July 31, 2005 and August 1, 2004, respectively.

6.  STOCK-BASED COMPENSATION

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

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/05	8/1/04	7/31/05	8/1/04

Net income - as reported	$23,500	$12,990	$48,480	$14,583
Deduct: Stock-based compensation expense
determined under fair value method, net of
related tax effects	1,682	1,621	4,235	2,245
Net income - as adjusted	$21,818	$11,369	$44,245	$12,338

Net income per common share:
Basic – as reported	$ 0.17	$ 0.25	$ 0.75	$ 0.13
Diluted – as reported	$ 0.16	$ 0.24	$ 0.67	$ 0.13
Basic – as adjusted	$ 0.12	$ 0.20	$ 0.63	$ 0.06
Diluted – as adjusted	$ 0.12	$ 0.19	$ 0.58	$ 0.06

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, "Share-Based Payment," which is a revision of FASB Statement No. 123 and supersedes APB Opinion No. 25 and FASB Statement No. 148. FASB Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. FASB Statement No. 123R, as issued, was to be effective at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the compliance date to the first annual period beginning after June 15, 2005. In accordance with this amendment, the Company will adopt the requirements of FASB Statement No. 123R beginning in the first quarter of 2006. The Company is in the process of determining the impact FASB Statement No. 123R will have on its consolidated financial statements, which will depend, in part, on the timing and amount of any future stock option grants.

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

Net benefit cost was recognized as follows:

	Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/05	8/1/04	7/31/05	8/1/04

Service cost, including plan expenses	$ 1,621	$ 1,330	$ 3,107	$ 2,668
Interest cost	3,323	3,150	6,553	6,130
Amortization of net loss	2,152	1,940	4,227	3,488
Expected return on plan assets	(3,281)	(3,186)	(6,577)	(6,268)
Amortization of prior service cost	391	506	783	990
	$ 4,206	$ 3,740	$ 8,093	$ 7,008

	Postretirement Plan
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/05	8/1/04	7/31/05	8/1/04

Interest cost	$ 280	$ 585	$ 849	$1,170
Amortization of net loss	(117)	310	200	620
Amortization of prior service cost	(111)	(111)	(222)	(222)
	$ 52	$ 784	$ 827	$1,568

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 into law. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance on accounting for the Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This guidance is effective for periods beginning after June 15, 2004. The benefits provided by the Company's postretirement plan are actuarially equivalent to Medicare Part D. As such, the Company has included the effects of the subsidy in measuring the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost for the thirteen and twenty-six weeks ended July 31, 2005.

The effects of including the subsidy are as follows for the thirteen and twenty-six weeks ended July 31, 2005:

Reduction in accumulated postretirement benefit obligation	$1,744
Reduction in interest cost	52
Reduction in amortization of net loss	71

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the period ended July 31, 2005, by segment, are as follows:

	Apparel and
	Related	Calvin Klein
	Products	Licensing	Total

Balance as of January 30, 2005	$92,079	$84,111	$176,190
Contingent purchase price payments to Mr. Calvin Klein	-	11,832	11,832
Balance as of July 31, 2005	$92,079	$95,943	$188,022

In connection with the Company's acquisition of Calvin Klein in February 2003, the Company is obligated to pay contingent purchase price payments to Mr. Calvin Klein for 15 years based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as an addition to goodwill.

Included in tradenames as of July 31, 2005 and January 30, 2005 is the Arrow tradename, which the Company acquired on December 10, 2004. The Company is in the process of obtaining a third-party valuation of the Arrow tradename. Therefore, the amount recorded related to the Arrow tradename of $70,697 is subject to adjustment.

9.  LONG-TERM DEBT

Long-term debt is as follows:

	7/31/05	1/30/05	8/1/04

7 1/4% senior unsecured notes due 2011	$150,000	$150,000	$150,000
8 1/8% senior unsecured notes due 2013	150,000	150,000	150,000
7 3/4% debentures due 2023	99,519	99,512	99,507
	$399,519	$399,512	$399,507

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

10.  NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended July 31, 2005 was a decrease in Series B convertible preferred stock of $102,820, an increase in common stock of $7,302, an increase in additional capital of $94,870 and a decrease in treasury stock of $648 associated with the conversion of a portion of the Company's Series B convertible preferred stock. Please see Note 3, "Convertible Preferred Stock."

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended August 1, 2004 was a $2,081 write-off of debt issuance costs associated with the purchase and redemption of the Company's 9 1/2% senior subordinated notes.

11.  SEGMENT DATA

The Company manages and analyzes its operating results by two business segments: (i) Apparel and Related Products segment and (ii) Calvin Klein Licensing segment. In identifying its reportable segments, the Company evaluated its operating divisions and product offerings. The Company aggregates the results of its dress shirt and sportswear divisions into the Apparel and Related Products segment. This segment derives revenues from marketing dress shirts and sportswear and, to a lesser extent, footwear and other accessories, principally under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Kenneth Cole New York, Kenneth Cole Reaction, Bass/G.H. Bass & Co., Calvin Klein, Calvin Klein Collection, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps, Sean John and Donald J. Trump Signature Collection. The Calvin Klein Licensing segment derives revenues from licensing and similar arrangements worldwide of the Calvin Klein Collection, Calvin Klein and ck Calvin Klein brands for a broad array of products.

In the second quarter of 2005, the Company re-evaluated the way it aggregates its operating divisions into its reportable segments under FASB Statement No. 131. As a result, the Company's Calvin Klein Collection stores are now included in the Apparel and Related Products segment. Previously, such stores were included in the Calvin Klein Licensing segment. The Company reclassified prior year segment data for this change. This change did not result in a material change in identifiable assets for either segment.

	Segment Data
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/05	8/1/04	7/31/05	8/1/04

Revenues – Apparel and Related Products
Net sales	$397,558	$336,137	$820,673	$672,715
Royalty and other revenues	6,871	5,205	14,102	8,813
Total	$404,429	$341,342	$834,775	$681,528

Revenues – Calvin Klein Licensing
Royalty and other revenues	$ 39,040	$ 34,582	$ 80,803	$ 72,634

Total revenues
Net sales	$397,558	$336,137	$820,673	$672,715
Royalty and other revenues	45,911	39,787	94,905	81,447
Total	$443,469	$375,924	$915,578	$754,162

Operating income - Apparel and Related Products	$ 39,485	$ 22,053	$ 78,829	$ 35,015

Operating income - Calvin Klein Licensing	16,048	13,977	33,002	29,528

Corporate expenses	10,411	7,510	19,080	15,729

Income before interest and taxes	$ 45,122	$ 28,520	$ 92,751	$ 48,814

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

Revenues for the Apparel and Related Products segment occur principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/05	8/1/04	7/31/05	8/1/04

Domestic	$17,842	$16,374	$35,909	$34,539
Foreign	21,198	18,208	44,894	38,095
	$39,040	$34,582	$80,803	$72,634

12.  OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company's suppliers from a raw material vendor. The maximum amount guaranteed under the contract is $2,500. The guarantee expires on January 31, 2006.

During the twenty-six weeks ended July 31, 2005, the Company issued 2,140 shares of common stock upon the exercise of stock options.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed by President Bush. The AJCA provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Company is in the process of evaluating the effects of the repatriation provision on its financial statements and expects to complete its evaluation by the end of its third quarter of 2005. The Company does not expect the provision to have a material impact on its financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance.  It should be read in conjunction with our condensed consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest apparel companies in the world, with a heritage dating back over 120 years.  Our portfolio of brands includes our own brands, Van Heusen, Calvin Klein, IZOD, Arrow, G.H. Bass & Co. and Bass, and our licensed brands, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Sean John, Chaps and Donald J. Trump Signature Collection. Importantly, our acquisition of Calvin Klein, Inc. and certain related companies in February 2003 provided us with an additional platform for growth in revenues and profitability. This acquisition, and to a lesser extent, our acquisition of the Arrow tradename in December 2004, also further diversified our business model by providing growth opportunities from strong and highly profitable licensing streams which do not require investments in working capital.

Our historical strategy has been to manage and market a portfolio of nationally recognized brands across multiple product categories, through multiple channels of distribution and at multiple price points. This strategy was enhanced by the Calvin Klein acquisition, which provides us with one of the most famous designer names in the world. Through that transaction, we acquired a solid base of licensed businesses offering a broad range of products globally under multiple Calvin Klein brands in a range of price points. Equally important, we also have a significant opportunity to broaden the reach of the Calvin Klein brands through growth of existing businesses and entry into new businesses, both directly by us and through licensees. This additional diversification, in terms of product, positioning, business model and opportunity has not only enhanced our growth prospects, but has also further moderated our risk to a downturn in any one of our businesses.

We continue to leverage our sourcing, warehousing, distribution and information technology expertise across all of our brands, which creates both operational efficiencies, as well as the ability to respond rapidly to changes in sales trends and customer demands.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution of men's dress shirts and sportswear, principally under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps, Sean John and Donald J. Trump Signature Collection, which we introduced during the first quarter of 2005, as well as some private labels, and (ii) the sale, through approximately 700 company operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores principally operate in an outlet format, except for three Calvin Klein image stores located in New York City, Dallas and Paris selling men's and women's high-end collection apparel and accessories, soft home furnishings and tableware. The Dallas store is currently expected to close in the fourth quarter of 2005.

We generate royalty and other revenues from fees for licensing the use of our trademarks. In the first half of 2005, Calvin Klein royalty and other revenues comprised 85.1% of total royalty and other revenues. Calvin Klein royalty and other revenues are derived under licenses and other arrangements primarily for jeans, underwear, fragrances, eyewear, watches, table top and soft home furnishings. In December 2004, we acquired the companies that own and license the Arrow tradename, which is generating additional royalty and other revenues in 2005.

In the first half of 2005, net sales were 89.6% and royalty and other revenues were 10.4% of our total revenues.

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

Selling, general and administrative expenses include all operating expenses other than expenses included in cost of goods sold. Salaries and related fringe benefits are the largest component of selling, general and administrative expenses, comprising 49.1% of such expenses in the first half of 2005. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 20.6% of selling, general and administrative expenses in the first half of 2005.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 31, 2005 Compared With Thirteen Weeks Ended August 1, 2004

Net Sales

Net sales in the second quarter of 2005 increased 18.3% to $397.6 million from $336.1 million in the prior year. This increase included the following: (i) the addition of $26.9 million of net sales attributable to growth of our IZOD, Van Heusen and Arrow wholesale sportswear businesses; (ii) the addition of $15.9 million of net sales attributable to growth in our wholesale dress shirt business, particularly from the launch in the second half of 2004 of new labels:  BCBG Max Azria, BCBG Attitude, Sean John and Chaps, and the launch in the first quarter of 2005 of the Donald J. Trump Signature Collection label, as well as continued strength in our core brands and (iii) the addition of $21.6 million of net sales attributable to growth of our Calvin Klein men's better sportswear line marketed to upscale specialty and department stores, which we commenced selling in the second quarter of 2004, and the continued opening of Calvin Klein retail outlet stores in premium outlet malls.

Royalty and Other Revenues

Royalty and other revenues in the second quarter of 2005 increased 15.4% to $45.9 million from $39.8 million in the prior year. Of the $6.1 million increase, $4.5 million was attributable to the Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees. The remaining $1.6 million increase was attributable to the Apparel and Related Products segment, resulting principally from the Arrow brand license agreements acquired as part of our acquisition of the Arrow tradename in December 2004.

Gross Profit on Total Revenues

Gross profit on total revenues in the second quarter of 2005 was $210.2 million, or 47.4% of total revenues, compared with $173.0 million, or 46.0% of total revenues in the prior year. The 140 basis point improvement was due principally to overall lower product costs as well as more full priced selling in our wholesale dress shirt and sportswear businesses. Also contributing to the increase was the elimination of Arrow royalty costs in connection with our acquisition of the Arrow tradename in December 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of 2005 were $165.0 million, or 37.2% of total revenues, and $144.5 million, or 38.4% of total revenues, in the prior year. The 120 basis point decrease was attributable to leveraging the second quarter's 18.0% revenue increase against the 14.2% expense increase. The $20.5 million increase in selling, general and administrative expenses in the second quarter of 2005 included:  (i) additional expenses associated with operating and advertising our Calvin Klein businesses, including our Calvin Klein men's better sportswear line launched in the second quarter of 2004, and additional Calvin Klein retail outlet store openings in premium outlet malls; (ii) additional operating expenses in our wholesale dress shirt and sportswear businesses to support the sales growth mentioned previously and (iii) an increase in corporate and other expenses, including incentive compensation costs.

Interest Expense, Net

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Net interest expense in the second quarter of 2005 was $7.3 million compared with $8.5 million in the prior year. The net interest expense decrease was due principally to an increase in interest income from our higher cash position and an increase in interest rates over the prior year.

Income Taxes

Income taxes for the current year are estimated at a rate of 37.4%, compared with last year's full year rate of 32.6%. Last year's full year tax rate included the effects of state net operating loss carryforwards, including a $3.0 million reduction in the year end valuation allowance for such carryforwards.

Twenty-Six Weeks Ended July 31, 2005 Compared With Twenty-Six Weeks Ended August 1, 2004

Net Sales

Net sales in the first half of 2005 increased 22.0% to $820.7 million from $672.7 million in the prior year. This increase included the following: (i) the addition of $67.7 million of net sales attributable to growth of our IZOD, Van Heusen and Arrow wholesale sportswear businesses; (ii) the addition of $42.2 million of net sales attributable to growth in our wholesale dress shirt business, particularly from the launch in the second half of 2004 of new labels:  BCBG Max Azria, BCBG Attitude, Sean John and Chaps, as well as continued strength in our core brands and (iii) the addition of $49.5 million of net sales attributable to growth of our Calvin Klein men's better sportswear line marketed to upscale specialty and department stores, which we commenced selling in the second quarter of 2004, and the continued opening of Calvin Klein retail outlet stores in premium outlet malls. These increases were offset, in part, by a sales decline in our Bass retail outlet business, which was negatively impacted by a difficult footwear environment.

Net sales for the full year 2005 are expected to increase 15% to 16% due principally to: (i) growth in Calvin Klein men's better sportswear, which we began selling in the second quarter of 2004, and the continued opening of a limited number of Calvin Klein retail outlet stores in premium outlet malls; (ii) growth in our wholesale IZOD, Van Heusen and Arrow sportswear divisions; (iii) full year sales for the BCBG Max Azria, BCBG Attitude, Sean John and Chaps dress shirt brands, which we began selling in mid-to-late 2004 under license agreements and (iv) sales of a licensed line of Donald J. Trump Signature Collection brand dress shirts, which were introduced in the first quarter of 2005.

Royalty and Other Revenues

Royalty and other revenues in the first half of 2005 increased 16.5% to $94.9 million from $81.4 million in the prior year. Of the $13.5 million increase, $8.2 million was attributable to the Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees. The remaining $5.3 million increase was attributable to the Apparel and Related Products segment, resulting principally from the Arrow brand license agreements acquired as part of our acquisition of the Arrow tradename in December 2004, as well as an increase in revenues from the IZOD women's sportswear business licensed to Kellwood Company.

We currently expect that royalty and other revenues will increase approximately 10% for the full year 2005, due principally to growth in the businesses of existing Calvin Klein licensees as well as royalties generated by new Calvin Klein license agreements, and the addition of the royalties generated by the license agreements for the Arrow brand acquired in December 2004.

Gross Profit on Total Revenues

Gross profit on total revenues in the first half of 2005 was $419.6 million, or 45.8% of total revenues, compared with $343.3 million, or 45.5% of total revenues in the prior year. The 30 basis point improvement was due principally to: (i) overall lower product costs; (ii) more full priced selling in our wholesale dress shirt and sportswear businesses and (iii) the elimination of Arrow royalty costs in connection with our acquisition of the Arrow tradename in December 2004. Partially offsetting these increases was a change in revenue mix, as royalty and other revenues decreased as a percentage of total revenues. Royalty and other revenues do not carry a cost of sales, and as such, the gross profit percentage of such revenues is 100%. Additionally, the gross profit percentage was negatively impacted by higher promotional selling in our Bass retail outlet business. We are currently estimating the full year 2005 gross profit percentage to be slightly above last year's rate of 45.8%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first half of 2005 were $326.8 million, or 35.7% of total revenues, and $294.5 million, or 39.0% of total revenues, in the prior year. The 330 basis point decrease was attributable to leveraging the first half's 21.4% revenue increase against the 11.0% expense increase. The $32.3 million increase in selling, general and administrative expenses in the first half of 2005 included:  (i) additional expenses associated with operating and advertising our Calvin Klein businesses, including our Calvin Klein men's better sportswear line, launched in the second quarter of 2004, and additional Calvin Klein retail outlet store openings in premium outlet malls; (ii) additional operating expenses in our wholesale dress shirt and sportswear businesses to support the sales growth mentioned previously and (iii) an increase in corporate and other expenses, including incentive compensation costs. Offsetting these increases, in part, was the absence of expenses incurred in the same period in the prior year associated with exiting the wholesale footwear business and relocating our retail footwear operations.

We currently anticipate full year 2005 selling, general and administrative expenses as a percentage of total revenues to decrease 150 to 175 basis points compared with 2004's rate of 37.9%, resulting principally from effectively leveraging the expected revenue increases previously mentioned.

Interest Expense, Net

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Net interest expense in the first half of 2005 was $15.3 million compared with $26.4 million in the prior year. Net interest expense in the prior year included a prepayment penalty of $7.3 million and the write-off of debt issuance costs of $2.1 million in connection with the purchase and redemption of our 9 1/2% senior subordinated notes due 2008 in February 2004. These notes were purchased and redeemed with the net proceeds of the issuance on February 18, 2004 of 7 1/4% senior unsecured notes. Also contributing to the decrease in net interest expense was an increase in interest income from our higher cash position and an increase in interest rates over the prior year.

Income Taxes

Income taxes for the current year are estimated at a rate of 37.4%, compared with last year's full year rate of 32.6%. Last year's full year tax rate included the effects of state net operating loss carryforwards, including a $3.0 million reduction in the year end valuation allowance for such carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments and dividends.

Operations

Cash provided by operating activities was $65.3 million in the first half of 2005 compared with $56.4 million in the prior year. Contributing to the increase in cash provided by operating activities compared with the prior year was a $49.5 million increase in cash flow from net income, adjusted for depreciation, amortization, deferred income taxes and the prepayment penalty on the early extinguishment of debt, and a $6.3 million increase in cash flow from prepaids and other-net due to various items, including increases in certain noncurrent employee benefit liabilities. These increases were offset, in part, by the following decreases: (i) a $19.4 million decrease in cash flow from inventories due principally to the additional inventory related to the continued expansion of our Calvin Klein retail outlet business, as well as planned growth in the wholesale dress shirt and sportswear businesses in the current year's third quarter; (ii) a $12.1 million decrease in cash flow resulting from an increase in receivables due principally to the second quarter sales increases in our wholesale dress shirt and sportswear businesses and (iii) a $15.4 million decrease in cash flow from accounts payable, accrued expenses and deferred revenue due in part to increased incentive compensation costs in 2004 which were paid in the first quarter of 2005.

We currently expect our cash flow from operating activities in 2005 to approximate the prior year amount of $143 million. An anticipated increase in 2005 net income should be offset by growth in working capital and an expected increase in income tax payments due to exhausting certain net operating loss carryforwards.

Capital Spending

Our capital spending in the first half of 2005 was $16.7 million. We currently expect capital spending in 2005 to be in a range of $40 million to $45 million. Our capital spending is generally for information systems, warehouse and office facilities and retail outlet stores. As such, we have no long-term contractual commitments for capital spending.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as an addition to goodwill and totaled $11.8 million in the first half of 2005. We currently expect that such payments will be $24 million to $26 million in 2005.

Dividends

During the second quarter of 2005, certain holders of our Series B convertible preferred stock voluntarily converted a portion of such stock into shares of our common stock. The shares of common stock issued upon conversion were then sold in a registered offering by the holders. In connection with these transactions, we made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12.9 million, and incurred certain costs, totaling $1.3 million, in connection with the offering. Under accounting principles generally accepted in the United States, the aggregate $14.2 million inducement payment and offering costs are treated similar to a preferred stock dividend.

The Series B convertible preferred stock has a dividend rate of 8.0% per annum, payable in cash. If we elect not to pay a cash dividend for any quarter, then the remaining outstanding shares will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. We currently expect to pay our preferred stock dividends in cash for the foreseeable future. Based on the current preferred stock liquidation preference of $161.9 million, cash dividends, not including the above mentioned inducement premium and offering costs, are expected to aggregate $15.0 million in 2005.

Our common stock currently pays an annual dividend of $0.15 per share. Based on the number of shares of common stock outstanding at July 31, 2005 and our estimates of stock option exercises, we project that cash dividends on our common stock in 2005 will be $5.6 million to $5.7 million.

Cash Flow Summary

Our net cash flow in the first half of 2005 was $47.0 million. The current year's first half benefited from $35.5 million of stock option exercises, due in large part to exercises of performance-based stock options by our former chief executive officer. We currently estimate cash from stock option exercises will be approximately $40 million in 2005.

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

Financing Arrangements

Our capital structure as of July 31, 2005 was as follows:

(in millions)

Long-term debt	$399.5
Convertible preferred stock	161.9
Stockholders' equity	525.5

We believe this capital structure provides a secure base. There are no maturities of our long-term debt until 2011. Our convertible preferred stock has a conversion price of $14.00 per share. Based on current market conditions, and given that redemption cannot be required until November 2013, we believe it likely that the remaining preferred stock will be converted to common stock. This conversion, if it happens, could occur at any time.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, with no sublimits. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first half of 2005, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $189.3 million. As of July 31, 2005, we had $187.3 million outstanding letters of credit under this facility.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by the Company include cash equivalents and long-term debt. Interest rates on the Company's long-term debt are fixed, therefore a change in rates would not have an effect on the Company's interest expense. Note 9, "Long-Term Debt," in the Notes to the Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended January 30, 2005 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash equivalents held by the Company are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on the Company's interest income.

Substantially all of the Company's sales and expenses are currently denominated in United States dollars. However, certain of the Company's operations and license agreements, particularly in the Calvin Klein Licensing segment, expose the Company to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro and the Yen. Exchange rate fluctuations can cause the United States dollar equivalent of the foreign currency cash flows to vary. This exposure arises as a result of (i) license agreements that require licensees to make royalty and other payments to the Company based on the local currency in which the licensees operate, with the Company bearing the risk of exchange rate fluctuations and (ii) the Company's retail and administrative operations that require cash outflows in foreign currencies. To a certain extent, there is a natural hedge of exchange rate changes in that the foreign license agreements generally produce cash inflows and the foreign retail and administrative operations generally produce cash outflows. The Company may from time to time purchase foreign currency forward exchange contracts to hedge against changes in exchange rates. No forward exchange contracts were held as of July 31, 2005. The Company believes that future exchange rate changes will not have a material effect on the Company's financial position or results of operations.

ITEM 4 – CONTROLS AND PROCEDURES

As of July 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures over financial reporting. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures over financial reporting were effective as of July 31, 2005. Disclosure controls and procedures over financial reporting are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual stockholders' meeting was held on June 14, 2005.  There were present in person or by proxy, holders of 30,964,039 shares of common stock, or 92.4% of all shares of common stock eligible to be voted at the meeting, as well as the holders of all of the Series B convertible preferred stock, which were entitled to 18,910,436 votes at the meeting. The holders of the common stock and Series B convertible preferred stock voted together on all matters submitted to a vote.

The following directors were elected to serve for a term of one year:

	For	Vote Withheld

Emanuel Chirico	39,012,781	10,861,694
Edward H. Cohen	43,121,390	6,753,085
Joseph B. Fuller	36,861,762	13,012,713
Joel H. Goldberg	39,333,551	10,540,924
Marc Grosman	47,932,096	1,942,379
Bruce J. Klatsky	39,963,683	9,910,792
Harry N.S. Lee	39,400,386	10,474,089
Bruce Maggin	45,290,635	4,582,840
Henry Nasella	49,168,829	705,646
Rita M. Rodriguez	49,157,082	717,393
Mark Weber	39,667,689	10,206,786

The stockholders approved the Company's performance incentive bonus plan with respect to the fiscal year beginning on January 31, 2005. The votes were 42,289,115 For, 4,267,201 Against, 55,639 Abstentions and 3,262,520 broker non-votes.

The stockholders approved the Company's long-term incentive plan with respect to the fiscal year beginning on January 31, 2005. The votes were 42,039,049 For, 4,511,493 Against, 61,413 Abstentions and 3,262,520 broker non-votes.

The proposal for Ernst & Young LLP to serve as the Company's independent auditors until the next stockholders' meeting was ratified.  The votes were 49,650,076 For, 194,085 Against and 30,314 Abstentions.

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

Dated:  September 6, 2005

/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller