Form 10-Q
period 2005-10-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 2005-12-09
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2005

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

The number of outstanding shares of common stock, par value $1.00 per share, of Phillips-Van Heusen Corporation as of November 28, 2005:  42,333,516 shares.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of October 30, 2005, January 30, 2005 and
October 31, 2004	2

Condensed Consolidated Income Statements for the Thirteen and Thirty-Nine Weeks Ended
October 30, 2005 and October 31, 2004	3

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
October 30, 2005 and October 31, 2004	4

Notes to Condensed Consolidated Financial Statements	5-12

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	13-18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	18-19

Item 4 - Controls and Procedures	19

PART II -- OTHER INFORMATION

Item 6 - Exhibits	20-22

Signatures	23

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenues and earnings, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel and footwear products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositioning of brands by our licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize revenue growth from developing and growing Calvin Klein; (iv) our operations and results could be affected by quota restrictions and the imposition of safeguards (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity's or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of October 30, 2005 and October 31, 2004, the related condensed consolidated income statements for the thirteen and thirty-nine week periods ended October 30, 2005 and October 31, 2004 and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2005 and October 31, 2004. These financial statements are the responsibility of the Company's management.

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

ERNST & YOUNG LLP

New York, New York

November 21, 2005

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	October 30,	January 30,	October 31,
	2005	2005	2004
	UNAUDITED	AUDITED	UNAUDITED

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 170,265	$ 124,114	$ 94,303
Accounts Receivable, net of allowances for doubtful accounts of
$3,659, $3,085 and $5,989	189,679	93,447	160,213
Inventories	262,874	242,885	242,671
Prepaid Expenses	8,698	18,975	15,464
Other, including deferred taxes of $11,994, $11,994 and $17,164	12,297	12,271	17,754
Total Current Assets	643,813	491,692	530,405
Property, Plant and Equipment	155,566	154,630	146,263
Goodwill	195,532	176,190	173,497
Tradenames	612,930	612,772	542,232
Perpetual License Rights	86,000	86,000	86,000
Other Intangible Assets	435	480	495
Other Assets	29,448	27,818	30,378
	$1,723,724	$1,549,582	$1,509,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 57,358	$ 54,531	$ 60,265
Accrued Expenses	142,648	133,405	121,764
Deferred Revenue	17,164	20,557	12,918
Total Current Liabilities	217,170	208,493	194,947
Long-Term Debt	399,522	399,512	399,510
Other Liabilities, including deferred taxes of $233,141, $187,199
and $199,905	381,665	312,805	327,145

Series B convertible preferred stock, par value $100 per share;
10,000 shares authorized; 6,116; 10,000 and 10,000 shares
issued and outstanding	161,926	264,746	264,746

Stockholders' Equity:
Preferred Stock, par value $100 per share; 150,000 total shares authorized, including Series B convertible (125,000 shares
designated as Series A; 15,000 shares undesignated); no
Series A or undesignated shares outstanding	-	-	-
Common Stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 42,230,640; 32,452,403 and 31,128,023	42,231	32,452	31,128
Additional Capital	317,664	185,670	160,944
Retained Earnings	235,671	178,507	166,497
Accumulated Other Comprehensive Loss	(32,125)	(32,024)	(35,068)
	563,441	364,605	323,501
Less: 0; 39,685 and 39,685 shares of common stock
held in treasury, at cost	-	(579)	(579)
Total Stockholders' Equity	563,441	364,026	322,922

	$1,723,724	$1,549,582	$1,509,270

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004

Net sales	$471,778	$422,652	$1,292,451	$1,095,367
Royalty and other revenues	61,403	50,804	156,308	132,251
Total revenues	533,181	473,456	1,448,759	1,227,618

Cost of goods sold	283,935	263,544	779,963	674,417

Gross profit	249,246	209,912	668,796	553,201

Selling, general and administrative expenses	177,638	160,408	504,437	454,883

Income before interest and taxes	71,608	49,504	164,359	98,318

Interest expense	8,600	8,822	25,772	35,920
Interest income	1,351	457	3,217	1,177

Income before taxes	64,359	41,139	141,804	63,575

Income tax expense	24,070	14,398	53,035	22,251

Net income	40,289	26,741	88,769	41,324

Preferred stock dividends on convertible stock	3,229	5,280	9,688	15,841

Preferred stock dividends on converted stock	-	-	2,051	-

Inducement payment and offering costs	-	-	14,205	-

Net income available to common stockholders	$ 37,060	$ 21,461	$ 62,825	$ 25,483

Basic net income per common share	$ 0.88	$ 0.69	$ 1.71	$ 0.82

Diluted net income per common share	$ 0.73	$ 0.52	$ 1.44	$ 0.79

Dividends declared per common share	$ 0.075	$ 0.075	$ 0.15	$ 0.15

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(Dollar amounts in thousands)

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2005	2004

OPERATING ACTIVITIES:
Net income	$ 88,769	$ 41,324
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	23,143	18,879
Amortization	2,851	1,766
Deferred taxes	45,942	21,636
Prepayment penalty on early extinguishment of debt	-	7,293

Changes in operating assets and liabilities:
Accounts receivable	(96,232)	(63,522)
Inventories	(19,989)	(24,243)
Accounts payable, accrued expenses and deferred revenue	8,677	12,690
Prepaid expenses	10,277	7,634
Other, net	18,776	8,367
Net Cash Provided By Operating Activities	82,214	31,824

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(24,648)	(26,885)
Contingent purchase price payments to Mr. Calvin Klein	(19,342)	(16,890)
Net Cash Used By Investing Activities	(43,990)	(43,775)

FINANCING ACTIVITIES:
Purchase and redemption, including prepayment penalty,
of 9 1/2% senior subordinated notes	-	(157,293)
Proceeds from issuance of 7 1/4% senior unsecured notes,
net of related fees	-	145,131
Exercise of stock options	39,601	6,029
Acquisition of treasury shares	(69)	(125)
Cash dividends on common stock	(5,661)	(4,635)
Cash dividends on convertible preferred stock	(9,688)	(15,841)
Cash dividends on converted preferred stock	(2,051)	-
Inducement payment and offering costs	(14,205)	-
Net Cash Provided (Used) By Financing Activities	7,927	(26,734)

Increase (decrease) in cash	46,151	(38,685)

Cash at beginning of period	124,114	132,988

Cash at end of period	$ 170,265	$ 94,303

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

The results of operations for the thirteen and thirty-nine weeks ended October 30, 2005 and October 31, 2004 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

2.  INVENTORIES

Inventories related to the Company's wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company's retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At October 30, 2005, January 30, 2005 and October 31, 2004, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

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

3.  SERIES B CONVERTIBLE PREFERRED STOCK

In connection with the Company's acquisition of Calvin Klein, Inc. and certain affiliated companies in February 2003, the Company issued $250,000 of Series B convertible preferred stock. The Series B convertible preferred stock has a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the Series B convertible preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid.

During the second quarter of 2005, the holders of the Series B convertible preferred stock voluntarily converted an aggregate of $102,820 of the Series B convertible preferred stock, or 39% of the liquidation value of the preferred stock prior to conversion, into 7,344 shares of the Company's common stock. In connection with the conversion of such Series B convertible preferred stock by the preferred stockholders and their subsequent sale of the 7,344 shares of common stock received upon conversion, the Company made an inducement payment to the preferred stockholders in the amount of $1.75 per share of common stock, or an aggregate of $12,853. The inducement payment was based on the net present value of the dividends that the Company would have been obligated to pay the preferred stockholders through the earliest date on which it is estimated that the Company would have the right to convert the Series B convertible preferred stock, net of the present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In addition, the Company incurred certain costs, totaling $1,352, specifically related to the registered common stock offering.

As of October 30, 2005, the liquidation preference of the remaining outstanding Series B convertible preferred stock was $161,926. Conversion of the remaining outstanding Series B convertible preferred stock may occur any time at the option of the preferred stockholders. Conversion may occur at the Company's option after February 12, 2007, if the market value of the Company's common stock equals or exceeds 225% of the conversion price then in effect for 60 consecutive days.

The preferred stockholders can require the Company to redeem for cash all of the then-outstanding shares of Series B convertible preferred stock on or after November 1, 2013. On all matters put to a vote of holders of common stock, each holder of shares of the Series B convertible preferred stock is entitled to the number of votes equal to the number of shares that would be issued upon conversion of the Series B convertible preferred stock into common stock.

Prior to the conversion of a portion of the Series B convertible preferred stock during the second quarter of 2005, the preferred stockholders had the right to elect separately as a class three directors and to have one of their directors serve on the audit, compensation, nominating and executive committees of the Company's board, subject to applicable law, rule and regulation; current regulation precludes service on the audit committee. In connection with the conversion, the remaining preferred stockholders agreed to reduce their right to elect directors of the Company from three directors to two directors. Only one such director is currently elected. If the preferred stockholders do not elect a second director by December 31, 2005, they have agreed to further reduce this right to one director.

4.  EARNINGS PER SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/05	10/31/04	10/30/05	10/31/04

Net income	$40,289	$26,741	$88,769	$41,324
Less:
Preferred stock dividends on convertible stock	3,229	5,280	9,688	15,841
Preferred stock dividends on converted stock	-	-	2,051	-
Inducement payment and offering costs	-	-	14,205	-

Net income available to common stockholders for
basic net income per common share	37,060	21,461	62,825	25,483
Add back preferred stock dividends on convertible stock	3,229	5,280	9,688	-
Net income available to common stockholders
for diluted net income per common share	$40,289	$26,741	$72,513	$25,483

Weighted average common shares outstanding for
basic net income per common share	42,063	31,066	36,845	30,889

Impact of dilutive stock options	1,741	1,635	1,905	1,418

Impact of dilutive warrant	36	-	23	-

Impact of assumed convertible preferred stock conversion	11,566	18,910	11,566	-

Total shares for diluted net income per common share	55,406	51,611	50,339	32,307

Basic net income per common share	$ 0.88	$ 0.69	$ 1.71	$ 0.82

Diluted net income per common share	$ 0.73	$ 0.52	$ 1.44	$ 0.79

During the second quarter of 2005, the holders of the Company's Series B convertible preferred stock completed a voluntary conversion of a portion of such stock into shares of common stock. Such shares of common stock were subsequently sold in a registered offering by the holders. In connection with these transactions, the Company made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12,853, and incurred certain costs, totaling $1,352, specifically related to the registered common stock offering. As set forth in Emerging Issues Task Force (EITF) Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," when convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income available to common stockholders in the calculation of earnings per share.  As such, the inducement payment and offering costs paid by the Company in connection with the conversion and subsequent registered common stock offering resulted in a reduction of net income available to common stockholders for the thirty-nine weeks ended October 30, 2005.

Potentially dilutive securities excluded from the calculation of diluted net income per common share are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/05	10/31/04	10/30/05	10/31/04

Antidilutive securities	83	320	208	1,335

As set forth in EITF Topic D-53, "Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock," when a company effects an induced conversion of only a portion of a class of the company's then-outstanding preferred stock, any excess consideration should be attributed to the converted shares, and the converted shares should be considered separately from the shares that were not converted for purposes of applying the "if-converted" method of calculating diluted net income per common share from the beginning of the period. As such, for purposes of the Company's computation of diluted net income per common share for the thirty-nine weeks ended October 30, 2005, the portion of the Company's Series B convertible preferred stock that was converted was considered separately from the portion of the Company's Series B convertible preferred stock that was not converted. The inducement payment and offering costs paid by the Company in connection with the conversion and subsequent registered common stock offering were attributed to the portion of the Company's Series B convertible preferred stock that was converted. As a result, conversion of the portion of the Company's Series B convertible preferred stock that was converted into 4,463 weighted average common shares outstanding for the thirty-nine weeks ended October 30, 2005 was not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive. Additionally, conversion of the Company's Series B convertible preferred stock into 18,910 shares of common stock for the thirty-nine weeks ended October 31, 2004 was not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive.

5.  COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/05	10/31/04	10/30/05	10/31/04

Net income	$40,289	$26,741	$88,769	$41,324
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1	83	(101)	13
Comprehensive income	$40,290	$26,824	$88,668	$41,337

The income tax effect related to foreign currency translation adjustments was an expense of $1 and $51 for the thirteen weeks ended October 30, 2005 and October 31, 2004, respectively. The income tax effect related to foreign currency translation adjustments was a benefit of $62 and an expense of $8 for the thirty-nine weeks ended October 30, 2005 and October 31, 2004, respectively.

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

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/05	10/31/04	10/30/05	10/31/04

Net income - as reported	$40,289	$26,741	$88,769	$41,324
Deduct: Stock-based compensation expense
determined under fair value method, net of
related tax effects	813	1,195	5,048	3,440
Net income - as adjusted	$39,476	$25,546	$83,721	$37,884

Net income per common share:
Basic - as reported	$ 0.88	$ 0.69	$ 1.71	$ 0.82
Diluted - as reported	$ 0.73	$ 0.52	$ 1.44	$ 0.79
Basic - as adjusted	$ 0.86	$ 0.65	$ 1.57	$ 0.71
Diluted - as adjusted	$ 0.71	$ 0.50	$ 1.34	$ 0.69

As discussed further in Note 12, "New Accounting Standards," the Company will adopt the requirements of FASB Statement No. 123R beginning in the first quarter of 2006.

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

Net benefit cost was recognized as follows:

	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/05	10/31/04	10/30/05	10/31/04

Service cost, including plan expenses	$ 1,554	$ 1,334	$ 4,661	$ 4,002
Interest cost	3,276	3,065	9,829	9,195
Amortization of net loss	2,114	1,744	6,341	5,232
Expected return on plan assets	(3,289)	(3,132)	(9,866)	(9,400)
Amortization of prior service cost	392	496	1,175	1,486
	$ 4,047	$ 3,507	$12,140	$10,515

	Postretirement Plan
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/05	10/31/04	10/30/05	10/31/04

Interest cost	$425	$ 585	$1,274	$1,755
Amortization of net loss	100	310	300	930
Amortization of prior service cost	(111)	(111)	(333)	(333)
	$ 414	$ 784	$1,241	$2,352

The Company currently expects to make a payment of between $7,000 and $8,000 from its unfunded supplemental pension plan to its former chief executive officer in the fourth quarter of 2005 in connection with his retirement. Such payment is expected to result in a pre-tax settlement charge of approximately $4,000 in the fourth quarter of 2005. The Company is not required to make any contributions to its qualified pension plans in 2005.  However, based on the Company's cash position later in the year, the Company may elect to make a voluntary contribution in the fourth quarter of 2005.

8.  GOODWILL

The changes in the carrying amount of goodwill for the period ended October 30, 2005, by segment, are as follows:

	Apparel and
	Related	Calvin Klein
	Products	Licensing	Total

Balance as of January 30, 2005	$92,079	$ 84,111	$176,190
Contingent purchase price payments to Mr. Calvin Klein	-	19,342	19,342
Balance as of October 30, 2005	$92,079	$103,453	$195,532

In connection with the Company's acquisition of Calvin Klein in February 2003, the Company is obligated to pay contingent purchase price payments to Mr. Calvin Klein for 15 years based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as an addition to goodwill.

9.  LONG-TERM DEBT

Long-term debt is as follows:

	10/30/05	1/30/05	10/31/04

7 1/4% senior unsecured notes due 2011	$150,000	$150,000	$150,000
8 1/8% senior unsecured notes due 2013	150,000	150,000	150,000
7 3/4% debentures due 2023	99,522	99,512	99,510
	$399,522	$399,512	$399,510

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

10.  NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 30, 2005 was a decrease in Series B convertible preferred stock of $102,820, an increase in common stock of $7,302, an increase in additional capital of $94,870 and a decrease in treasury stock of $648 associated with the conversion of a portion of the Company's Series B convertible preferred stock. Please see Note 3, "Series B Convertible Preferred Stock."

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

	Segment Data
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/05	10/31/04	10/30/05	10/31/04

Revenues - Apparel and Related Products
Net sales	$471,778	$422,652	$1,292,451	$1,095,367
Royalty and other revenues	8,434	5,094	22,536	13,907
Total	480,212	427,746	1,314,987	1,109,274

Revenues - Calvin Klein Licensing
Royalty and other revenues	52,969	45,710	133,772	118,344

Total revenues
Net sales	471,778	422,652	1,292,451	1,095,367
Royalty and other revenues	61,403	50,804	156,308	132,251
Total	$533,181	$473,456	$1,448,759	$1,227,618

Operating income - Apparel and Related Products	$ 59,988	$ 39,759	$ 138,817	$ 74,774

Operating income - Calvin Klein Licensing	21,129	17,057	54,131	46,585

Corporate expenses	9,509	7,312	28,589	23,041

Income before interest and taxes	$ 71,608	$ 49,504	$ 164,359	$ 98,318

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

Revenues for the Apparel and Related Products segment occur principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/05	10/31/04	10/30/05	10/31/04

Domestic	$27,097	$24,912	$ 63,006	$ 59,451
Foreign	25,872	20,798	70,766	58,893
	$52,969	$45,710	$133,772	$118,344

12.  NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment," which is a revision of FASB Statement No. 123 and supersedes APB Opinion No. 25 and FASB Statement No. 148. FASB Statement No. 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. FASB Statement No. 123R is effective for the first annual period beginning after June 15, 2005. As such, the Company will adopt the requirements of FASB Statement No. 123R beginning in the first quarter of 2006. The Company estimates that adoption of FASB Statement No. 123R in 2006 will decrease the Company's full year 2006 net income per diluted common share by approximately $0.10 to $0.11, dependent, in part, on the timing and amount of any future stock option grants.

In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period." FASB Staff Position No. FAS 13-1 requires that rental costs associated with operating leases that are incurred during a construction period be recognized as rental expense and allocated over the lease term in accordance with the guidance in FASB Statement No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." The Company currently accounts for such rental costs under the capitalization method. Under the capitalization method, rental costs incurred during the construction period are capitalized as leasehold improvements. FASB Staff Position No. FAS 13-1 is effective with reporting periods beginning after December 15, 2005. As such, the Company will adopt the provisions of FASB Staff Position No. FAS 13-1 in the first quarter of 2006. The Company does not expect this to have a material impact on the Company's consolidated financial statements or future results of operations.

13.  OTHER COMMENTS

The Company has outstanding guarantee contracts which guarantee the payment of certain purchases made by two of the Company's suppliers from specific raw material vendors.  These contracts guarantee maximum amounts of $2,500 and $500 and expire on January 31, 2006 and January 31, 2007, respectively.

During the thirty-nine weeks ended October 30, 2005, the Company issued 2,477 shares of common stock upon the exercise of stock options.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed by President Bush. The AJCA provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The repatriation provision did not have any impact on the Company's financial statements.

On August 30, 2005, Federated Department Stores, Inc. completed its merger with The May Department Stores Company. The combined entity would have accounted for 12.5% of the Company's revenues in 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance.  It should be read in conjunction with our condensed consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest apparel companies in the world, with a heritage dating back over 120 years.  Our portfolio of brands includes our own brands, Van Heusen, Calvin Klein, IZOD, Arrow, G.H. Bass & Co. and Bass, and our licensed brands, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Sean John, Chaps and Donald J. Trump Signature Collection. Importantly, our acquisition of Calvin Klein, Inc. and certain related companies in February 2003 provided us with an additional platform for growth in revenues and profitability. This acquisition, and to a lesser extent, our acquisition of the Arrow tradename in December 2004, also further diversified our business model by providing growth opportunities from strong and highly profitable licensing streams which do not require capital investments.

Our historical strategy has been to manage and market a portfolio of nationally recognized brands across multiple product categories, through multiple channels of distribution and at multiple price points. This strategy was enhanced by the Calvin Klein acquisition, which provided us with one of the most famous designer names in the world. Through that transaction, we acquired a solid base of licensed businesses offering a broad range of products globally under multiple Calvin Klein brands in a range of price points. Equally important, we also have a significant opportunity to broaden the reach of the Calvin Klein brands through growth of existing businesses and entry into new businesses, both directly by us and through licensees. This additional diversification, in terms of product, positioning, business model and opportunity has not only enhanced our growth prospects, but has also further moderated our risk to a downturn in any one of our businesses.

We continue to leverage our sourcing, warehousing, distribution and information technology expertise across all of our brands, which creates both operational efficiencies, as well as the ability to respond rapidly to changes in sales trends and customer demands.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution of men's dress shirts and sportswear, principally under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps, Sean John and Donald J. Trump Signature Collection, which we introduced during the first quarter of 2005, as well as some private labels, and (ii) the sale, through approximately 700 company-operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores principally operate in an outlet format, except for three Calvin Klein image stores located in New York City, Dallas and Paris selling men's and women's high-end collection apparel and accessories, soft home furnishings and tableware. The Dallas store is currently expected to close in the fourth quarter of 2005.

We generate royalty and other revenues from fees for licensing the use of our trademarks. In the first nine months of 2005, Calvin Klein royalty and other revenues comprised 85.6% of total royalty and other revenues. Calvin Klein royalty and other revenues are derived under licenses and other arrangements primarily for jeans, underwear, footwear, fragrances, eyewear, watches, jewelry, soft home furnishings and women's sportswear. In December 2004, we acquired the companies that own and license the Arrow tradename, which is generating additional royalty and other revenues in 2005.

In the first nine months of 2005, net sales were 89.2% and royalty and other revenues were 10.8% of our total revenues.

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

Selling, general and administrative expenses include all operating expenses, other than expenses included in cost of goods sold. Salaries and related fringe benefits are the largest component of selling, general and administrative expenses, comprising 47.8% of such expenses in the first nine months of 2005. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 20.4% of selling, general and administrative expenses in the first nine months of 2005.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 30, 2005 Compared With Thirteen Weeks Ended October 31, 2004

Net Sales

Net sales in the third quarter of 2005 increased 11.6% to $471.8 million from $422.7 million in the prior year. This increase included the following: (i) the addition of $6.7 million of net sales attributable to growth of our IZOD wholesale sportswear business; (ii) the addition of $18.5 million of net sales attributable to growth in our wholesale dress shirt business, particularly from the Sean John and Chaps lines, which were launched in the latter portion of the second half of 2004, and the Donald J. Trump Signature Collection line, which was launched in the first quarter of 2005, as well as continued strength in our core brands and (iii) the addition of $25.5 million of net sales attributable to growth of our Calvin Klein men's better sportswear line marketed to upscale specialty and department stores and the continued opening of Calvin Klein retail outlet stores in premium outlet malls.

Royalty and Other Revenues

Royalty and other revenues in the third quarter of 2005 increased 20.9% to $61.4 million from $50.8 million in the prior year. Of the $10.6 million increase, $7.3 million was attributable to the Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees. The remaining $3.3 million increase was attributable to the Apparel and Related Products segment, resulting principally from the Arrow brand license agreements acquired as part of our acquisition of Arrow in December 2004.

Gross Profit on Total Revenues

Gross profit on total revenues in the third quarter of 2005 was $249.2 million, or 46.7% of total revenues, compared with $209.9 million, or 44.3% of total revenues in the prior year. The 240 basis point improvement was due principally to the following:  (i) overall lower product costs; (ii) the elimination of Arrow royalty costs in connection with our acquisition of Arrow in December 2004 and (iii) a change in revenue mix, as royalty and other revenues increased as a percentage of total revenues.  Royalty and other revenues do not carry a cost of sales, and as such, the gross profit percentage on such revenues is 100%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of 2005 were $177.6 million, or 33.3% of total revenues, and $160.4 million, or 33.9% of total revenues, in the prior year. The 60 basis point decrease was attributable to leveraging the 12.6% revenue increase against the 10.7% expense increase for the third quarter of 2005. The $17.2 million increase in selling, general and administrative expenses in the third quarter of 2005 included:  (i) additional expenses associated with operating and advertising our Calvin Klein businesses, including our Calvin Klein men's better sportswear line and additional Calvin Klein retail outlet store openings in premium outlet malls; (ii) additional operating expenses, including advertising expenses, in our wholesale dress shirt and sportswear businesses to support the sales growth mentioned previously and (iii) start up costs associated with the transfer to Fingen S.p.A. from Vestimenta S.p.A. of the licenses for the Calvin Klein men's and women's high-end collection apparel and accessories businesses.  Offsetting these increases, in part, was the absence of expenses incurred in the same period in the prior year associated with our exiting of the wholesale footwear business and relocation of our retail footwear operations.

Interest Expense, Net

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Net interest expense in the third quarter of 2005 was $7.2 million compared with $8.4 million in the prior year. The net interest expense decrease was due principally to an increase in interest income from our higher cash position and an increase in interest rates over the prior year.

Income Taxes

Income taxes for the current year are estimated at a rate of 37.4%, compared with last year's full year rate of 32.6%. Last year's full year tax rate included the effects of state net operating loss carryforwards, including a $3.0 million reduction in the year-end valuation allowance for such carryforwards.

Thirty-Nine Weeks Ended October 30, 2005 Compared With Thirty-Nine Weeks Ended October 31, 2004

Net Sales

Net sales in the first nine months of 2005 increased 18.0% to $1,292.5 million from $1,095.4 million in the prior year. This increase included the following: (i) the addition of $74.1 million of net sales attributable to growth of our IZOD, Van Heusen and Arrow wholesale sportswear businesses; (ii) the addition of $60.7 million of net sales attributable to growth in our wholesale dress shirt business, particularly from the new BCBG Max Azria, BCBG Attitude, Sean John and Chaps lines, which were launched in the second half of 2004, and the new Donald J. Trump Signature Collection line, which was launched in the first quarter of 2005, as well as continued strength in our core brands and (iii) the addition of $75.0 million of net sales attributable to growth of our Calvin Klein men's better sportswear line marketed to upscale specialty and department stores, which we commenced selling in the second quarter of 2004, and the continued opening of Calvin Klein retail outlet stores in premium outlet malls. These increases were offset, in part, by a sales decline in our Bass retail outlet business, which was negatively impacted by a difficult footwear environment in the first half of the year.

Net sales for the full year 2005 are expected to increase 16% to 17% due principally to: (i) growth in our Calvin Klein men's better sportswear line, which we began selling in the second quarter of 2004, and the continued opening of Calvin Klein retail outlet stores in premium outlet malls; (ii) growth in our wholesale IZOD, Van Heusen and Arrow sportswear divisions; (iii) full year sales for the BCBG Max Azria, BCBG Attitude, Sean John, Chaps and Donald J. Trump Signature Collection dress shirt brands and (iv) growth in our core dress shirt brands.

Royalty and Other Revenues

Royalty and other revenues in the first nine months of 2005 increased 18.1% to $156.3 million from $132.3 million in the prior year. Of the $24.0 million increase, $15.4 million was attributable to the Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees. The remaining $8.6 million increase was attributable to the Apparel and Related Products segment, resulting principally from the Arrow brand license agreements acquired as part of our acquisition of Arrow in December 2004, as well as an increase in revenues from the IZOD women's sportswear business licensed to Kellwood Company.

We currently expect that royalty and other revenues will increase approximately 12% for the full year 2005, due principally to growth in the businesses of existing Calvin Klein licensees, as well as royalties generated by new Calvin Klein license agreements, and the addition of the royalties generated by the license agreements for the Arrow brand, which we acquired in December 2004.

Gross Profit on Total Revenues

Gross profit on total revenues in the first nine months of 2005 was $668.8 million, or 46.2% of total revenues, compared with $553.2 million, or 45.1% of total revenues in the prior year. The 110 basis point improvement was due principally to overall lower product costs and the elimination of Arrow royalty costs in connection with our acquisition of Arrow in December 2004. We are currently estimating the full year 2005 gross profit percentage to be slightly above last year's rate of 45.8%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first nine months of 2005 were $504.4 million, or 34.8% of total revenues, and $454.9 million, or 37.1% of total revenues, in the prior year. The 230 basis point decrease was attributable to leveraging the 18.0% revenue increase against the 10.9% expense increase for the first nine months of 2005. The $49.5 million increase in selling, general and administrative expenses in the first nine months of 2005 included:  (i) additional expenses associated with operating and advertising our Calvin Klein businesses, including our Calvin Klein men's better sportswear line, which was launched in the second quarter of 2004, and additional Calvin Klein retail outlet store openings in premium outlet malls; (ii) additional operating expenses, including advertising expenses, in our wholesale dress shirt and sportswear businesses to support the sales growth mentioned previously and (iii) an increase in corporate and other expenses, including incentive compensation costs. Offsetting these increases, in part, was the absence of expenses incurred in the same period in the prior year associated with exiting the wholesale footwear business and relocating our retail footwear operations.

We currently anticipate full year 2005 selling, general and administrative expenses as a percentage of total revenues to decrease 200 to 225 basis points compared with 2004's rate of 37.9%, resulting principally from effectively leveraging the expected revenue increases previously mentioned.

Interest Expense, Net

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Net interest expense in the first nine months of 2005 was $22.6 million compared with $34.7 million in the prior year. Net interest expense in the prior year included a prepayment penalty of $7.3 million and the write-off of prepaid financing fees of $2.1 million in connection with the purchase and redemption of our 9 1/2% senior subordinated notes due 2008 in February 2004. These notes were purchased and redeemed with the net proceeds of the issuance on February 18, 2004 of 7 1/4% senior unsecured notes due 2011. Also contributing to the decrease in net interest expense was an increase in interest income from our higher cash position and an increase in interest rates over the prior year.

Income Taxes

Income taxes for the current year are estimated at a rate of 37.4%, compared with last year's full year rate of 32.6%. Last year's full year tax rate included the effects of state net operating loss carryforwards, including a $3.0 million reduction in the year-end valuation allowance for such carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments to Mr. Calvin Klein and dividends.

Operations

Cash provided by operating activities was $82.2 million in the first nine months of 2005 compared with $31.8 million in the prior year. Contributing to the increase in cash provided by operating activities compared with the prior year was a $69.8 million increase in cash flow from net income, adjusted for depreciation, amortization, deferred income taxes and the prepayment penalty on the early extinguishment of debt, and a $13.1 million increase in cash flow from prepaid expenses and other, net, due to various items, including increases in certain noncurrent employee benefit liabilities. These increases were offset, in part, by a $32.7 million decrease in cash flow resulting from an increase in receivables due principally to the third quarter sales increases in our wholesale businesses. In addition, the prior year change in receivables included the benefit of the collection of receivables due to our exiting of the wholesale footwear and Calvin Klein men's and women's high-end collection wholesale apparel businesses, which were licensed to third parties.

We currently expect our cash flow from operating activities in 2005 to be slightly higher than the prior year amount of $143 million. An anticipated increase in 2005 net income should be offset by growth in working capital and an expected increase in income tax payments due to exhausting certain net operating loss carryforwards.

Capital Spending

Our capital spending in the first nine months of 2005 was $24.6 million. We currently expect that capital spending in 2005 will approximate $40 million. Our capital spending is generally for information systems, warehouse and office facilities and retail outlet stores. As such, we have no long-term contractual commitments for capital spending.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as an addition to goodwill and totaled $19.3 million in the first nine months of 2005. We currently expect that such payments will be $25 million to $27 million in 2005.

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

The Series B convertible preferred stock has a dividend rate of 8.0% per annum, payable in cash. If we elect not to pay a cash dividend for any quarter, the then-outstanding shares will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. We currently expect to pay the dividends on the Series B convertible preferred stock in cash for the foreseeable future. Based on the current liquidation preference of $161.9 million, cash dividends, not including the above mentioned inducement premium and offering costs, are expected to aggregate $15.0 million in 2005.

Our common stock currently pays an annual dividend of $0.15 per share. Cash dividends on our common stock in 2005 are expected to approximate $5.7 million.

Cash Flow Summary

Our net cash flow in the first nine months of 2005 was $46.2 million. The current year's first nine months benefited from $39.6 million of stock option exercises, due in large part to exercises of performance-based stock options by our former chief executive officer. We currently estimate cash from stock option exercises will be approximately $50 million in 2005.

Considering all of the above mentioned factors, we currently expect to generate $95 million to $100 million of cash flow in 2005. There can be no assurance that this estimate will prove to be accurate, or that unforeseen events, including changes in anticipated levels of stock option exercises, our net income, working capital requirements or other items, including acquisitions, could occur which could cause our cash flow to vary.

Financing Arrangements

Our capital structure as of October 30, 2005 was as follows:

(in millions)

Long-term debt	$399.5
Series B convertible preferred stock	161.9
Stockholders' equity	563.4

We believe this capital structure provides a secure base. There are no maturities of our long-term debt until 2011. Our Series B convertible preferred stock has a conversion price of $14.00 per share. Based on current market conditions, and given that redemption cannot be required until November 2013, we believe it likely that the remaining preferred stock will be converted to common stock. The preferred stockholders have the right to convert the remaining preferred stock to common stock at any time.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, with no sublimits. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first nine months of 2005, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $188.2 million. As of October 30, 2005, we had $143.3 million outstanding letters of credit under this facility.

Given our capital structure and our projections for future profitability and cash flow, we believe we could obtain additional financing, if necessary, for refinancing our long-term debt or preferred stock, or, if opportunities present themselves, future acquisitions.

SEASONALITY

Our seasonality has changed significantly since our acquisition of Calvin Klein, as the licensing business's royalty and other revenues, which tend to be earned somewhat evenly throughout the year, moderate the fluctuation in revenues and profitability from our dress shirt and sportswear wholesale businesses. Our acquisition of Arrow, which added additional royalty revenues, has further moderated this fluctuation. Royalty revenues are highest in the third quarter, while the wholesale businesses generate higher levels of sales and income in the first and third quarters, as sales of spring and fall merchandise to our department store customers occur at higher levels as these selling seasons begin.

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

Substantially all of the Company's sales and expenses are currently denominated in United States dollars. However, certain of the Company's operations and license agreements, particularly in the Calvin Klein Licensing segment, expose the Company to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro and the Yen. Exchange rate fluctuations can cause the United States dollar equivalent of the foreign currency cash flows to vary. This exposure arises as a result of (i) license agreements that require licensees to make royalty and other payments to the Company based on the local currency in which the licensees operate, with the Company bearing the risk of exchange rate fluctuations and (ii) the Company's retail and administrative operations that require cash outflows in foreign currencies. To a certain extent, there is a natural hedge of exchange rate changes in that the foreign license agreements generally produce cash inflows and the foreign retail and administrative operations generally produce cash outflows. The Company may from time to time purchase foreign currency forward exchange contracts to hedge against changes in exchange rates. No forward exchange contracts were held as of October 30, 2005. The Company believes that future exchange rate changes will not have a material effect on the Company's financial position or results of operations.

ITEM 4 – CONTROLS AND PROCEDURES

As of October 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures over financial reporting. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures over financial reporting were effective as of October 30, 2005. Disclosure controls and procedures over financial reporting are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Dated:  December 6, 2005

/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller