Form 10-K
period 2006-01-29
PHILLIPS VAN HEUSEN CORP /DE/
filed 2006-04-14
CIK 78239

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 29, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
001-07572

PHILLIPS-VAN HEUSEN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	13-1166910 (IRS Employer Identification No.)
200 Madison Avenue New York, New York 10016 (Address of principal executive offices)
212-381-3500 (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒        Accelerated filer    ☐         Non-accelerated filer    ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

        The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant's directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant's common stock on July 29, 2005 (the last business day of the registrant's most recently completed second quarter) was $1,414,580,827.

        Number of shares of Common Stock outstanding as of March 31, 2006: 43,592,301.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2006	Part III

        ***

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

PART I

Item 1. Business

        Unless the context otherwise requires, the terms "we," "our" or "us" refer to Phillips-Van Heusen Corporation and its subsidiaries. Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1, and are designated by the calendar year in which the fiscal year commences. Our 2005 year commenced on January 31, 2005 and ended on January 29, 2006; 2004 commenced on February 2, 2004 and ended on January 30, 2005; 2003 commenced on February 3, 2003 and ended on February 1, 2004. We derive market share data information used herein from various industry sources. References to the brand names Calvin Klein Collection, Calvin Klein, ck Calvin Klein, Van Heusen, IZOD, IZOD G, Eagle, Bass, G.H. Bass & Co., Geoffrey Beene, Arrow, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction and unlisted, A Kenneth Cole Production and to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name. References to our acquisition of Arrow refer to our December 2004 acquisition of Cluett Peabody Resources Corporation and Cluett

Peabody & Co., Inc., which companies we refer to collectively as "Arrow." References to our acquisition of Calvin Klein refer to our February 2003 acquisition of Calvin Klein, Inc. and certain affiliated companies, which companies we refer to collectively as "Calvin Klein."

Overview

        We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. We design and market nationally recognized branded dress shirts, sportswear and, to a lesser degree, footwear and other related products. We believe we market approximately one in three of the dress shirts sold in the United States and have a leading position in men's sportswear. Our portfolio of brands includes our owned brands, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Arrow, G.H. Bass & Co., Bass and Eagle and our licensed brands, Geoffrey Beene, BCBG Max Azria, BCBG Attitude, Chaps, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, JOE Joseph Abboud and MICHAEL Michael Kors. We also license our owned brands both domestically and internationally over a broad range of products, with Calvin Klein being the best known and most widely licensed brand.

        We design, source and market substantially all of our products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles. We market our brands at multiple price points and across multiple channels of distribution. This allows us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference or distribution channel. Currently, our products are distributed at wholesale in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. We also leverage our apparel design and sourcing expertise by offering private label dress shirt programs to retailers. Our wholesale business represents our core business and we believe that it is the basis for our brand equity. As a complement to our wholesale business, we also market our products directly to consumers through our Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein retail stores, primarily located in outlet malls throughout the United States.

        We acquired Calvin Klein in February 2003. We believe Calvin Klein is one of the best known designer names in the world and that the Calvin Klein brands—Calvin Klein Collection, ck Calvin Klein and Calvin Klein—provide us with the opportunity to market products both domestically and internationally at higher price points, in higher-end distribution channels and to different consumer groups than our other product offerings. Products sold under the Calvin Klein brands are sold primarily under licenses and other arrangements and include high-end collection apparel and accessories, sportswear, jeans, underwear, fragrances, eyewear, men's tailored clothing, ties, shoes, hosiery, socks, footwear, swimwear, jewelry, watches, coats, handbags, leather goods, home furnishings and accessories. Calvin Klein controls all design operations and product development for most of its licensees, including the licensee for the Calvin Klein Collection high-end apparel businesses. Calvin Klein oversees a worldwide marketing, advertising and promotion program of over $200 million, most of which is funded by its licensees. We believe that maintaining control over design and advertising through Calvin Klein's dedicated in-house teams plays a key role in the continued strength of the Calvin Klein brands.

        We acquired the Arrow brand worldwide and the related licensing business from affiliates of Cluett American Group, Inc. in December 2004. The transaction consisted of the acquisition from Cluett American Corp., Consumer Direct Corporation and Cluett Peabody Holding Corp. of all of the outstanding shares of common stock of Cluett Peabody Resources Corporation ("Resources") and Cluett Peabody & Co., Inc. ("CP&Co."). Resources is the worldwide owner of the Arrow trademark, principally for apparel, footwear and related goods, and certain related marks. CP&Co. licenses the Arrow marks from Resources and, in turn, licenses them to third parties throughout the world. Prior to our acquisition, we had been licensing the Arrow marks in the United States from Resources and CP&Co. since mid-2000 for use on and in connection with men's and boys' dress shirts and sportswear.

Seasonality

        Our business generally follows a seasonal pattern. Our dress shirt and sportswear wholesale businesses generate higher levels of sales and income in the first and third quarters, as the selling of Spring and Fall merchandise to our customers occurs at higher levels as these selling seasons begin. Royalty and other revenues tend to be earned somewhat evenly throughout the year. The third quarter has the highest level of royalty income, due to higher sales by licensees in advance of the holiday selling season.

        The aggregate effect of our seasonality is that our first and third quarters have the highest levels of revenues and income. Revenues in the second and fourth quarters are relatively equal, but earnings in the fourth quarter are lower as a result of significant holiday marketing costs, as well as post-holiday promotional selling and inventory clearance activity.

Company Information

        We were incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881, and, with respect to our footwear business, to G.H. Bass & Co., a business begun in 1876, and our Arrow business is the successor to the original Cluett, Peabody & Co., a business begun in 1851. Our principal executive offices are located at 200 Madison Avenue, New York, New York 10016; our telephone number is (212) 381-3500.

        We make available, at no cost, on our corporate website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission. We also make available, at no cost, on our corporate website, our Code of Business Conduct and Ethics. Our corporate website address is www.pvh.com.

Our Business Strategy

        We intend to capitalize upon the significant opportunities presented by Calvin Klein and the strengthening of our "heritage" businesses (the wholesale and outlet retail businesses we have operated from before the Calvin Klein acquisition). Although the Calvin Klein brand is well established and, we believe, enjoys strong brand awareness among consumers worldwide, there were numerous product areas in which no products, or only a limited number of products, were offered under one or more of the Calvin Klein brands prior to our acquisition of Calvin Klein. This included men's and women's better sportswear, footwear and certain accessories. Since our acquisition of Calvin Klein, we have introduced in the United States a Calvin Klein men's better sportswear line, and, through our licensing agreement with Kellwood Company, a women's better sportswear line, as well as entered into licenses for one or more of the Calvin Klein brands for, among other product categories, color cosmetics and skin care products, swimwear, men's tailored clothing, outerwear, footwear, handbags, fine jewelry, sunglasses and luggage. We believe our expertise in brand management, product design, sourcing and other logistics provides us with the ability to successfully strengthen and grow existing offerings, expand into new product offerings and increase distribution under the Calvin Klein brands while preserving the brands' prestige and global presence. As a result, we believe we have the opportunity to realize revenue growth and enhanced profitability.

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

Our Business

        Our business includes the design, sourcing and marketing of a varied selection of branded and private label dress shirts, branded sportswear and, to a lesser degree, branded footwear and other related products, as well as the licensing of our brands for an assortment of products.

  Dress Shirts

        We market our dress shirts principally under the Van Heusen, Arrow, Geoffrey Beene, Calvin Klein, IZOD, Eagle, BCBG Max Azria, BCBG Attitude, Chaps, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production and MICHAEL Michael Kors brands.

        Our wholesale dress shirt business, which generated 20.6% of our 2005 revenues, includes the design and marketing of dress shirts in a broad selection of styles and colors that are sold at retail price points generally ranging from $20 to $150 a shirt.

        The Van Heusen dress shirt has provided a strong foundation for us for most of our history and is the best selling dress shirt brand in the United States. The Van Heusen dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed through more than 2,600 doors, principally in department stores, including Belk, Inc., Federated Department Stores, Inc., J.C. Penney Company, Inc. and Saks, Inc., and through our Van Heusen retail stores.

        Arrow is the second best selling dress shirt brand in the United States. The Arrow dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed through more than 2,000 doors, principally in mid-tier department stores, including Kohl's Corporation and Sears, Roebuck and Co. The Arrow dress shirt is positioned as a mid-tier department store complement to Van Heusen.

        The Geoffrey Beene dress shirt is the best selling designer dress shirt brand in department stores in the United States. The Geoffrey Beene dress shirt targets the more style conscious consumer, is marketed at moderate to upper moderate price points and is distributed through more than 1,200 doors, principally in department stores, including Federated and Saks, and through our Geoffrey Beene retail stores. We market Geoffrey Beene dress shirts under a license agreement with Geoffrey Beene Inc. that expires on December 31, 2008 and which we may extend, subject to certain conditions, through December 31, 2013.

        The Calvin Klein dress shirt targets the modern classical consumer, is marketed at better price points and is distributed through more than 450 doors, principally in department stores, including Federated, and through our Calvin Klein retail stores. We also offer to a more limited distribution, Calvin Klein Collection and ck Calvin Klein dress shirts, which are distributed in luxury department and specialty stores and free-standing Calvin Klein Collection and ck Calvin Klein stores.

        The IZOD dress shirt targets the modern traditional consumer, is marketed at moderate price points and is distributed through more than 900 doors, principally in department stores, including Belk and Saks.

        The Eagle dress shirt, which we began shipping commencing in early 2004 on a test basis, proved to be successful and was distributed on a wider basis in 2005. Eagle, a 100% cotton, no-iron shirt, targets the updated traditional consumer, is marketed at better price points and is distributed through more than 300 doors, principally in department stores, including Federated.

        The BCBG Max Azria dress shirt, which we launched in Fall 2004, targets the contemporary consumer and is marketed at better price points. The BCBG Attitude dress shirt, which we launched in Summer 2004, targets the more youthful contemporary consumer and is also marketed at better price points. We distribute the two BCBG brands of dress shirts through more than 250 doors combined, principally in department stores, including Federated and Dillards, under a license agreement with BCBG Max Azria Group, Inc. that expires on January 31, 2010 and which we may extend, subject to certain conditions, through January 31, 2020.

        The Chaps dress shirt, which we launched for Holiday 2004, targets the updated traditional consumer and is marketed at moderate price points. The Chaps dress shirt is distributed through more than 850 doors, principally in mid-tier department stores, including Kohl's and Mervyn's. We market Chaps dress shirts under a license agreement with PRL USA, Inc. and The Polo/Lauren Company, LP that expires on December 31, 2007 and which we may extend, subject to certain conditions, through December 31, 2013.

        The Sean John dress shirt, which we launched in Fall 2004, targets the updated classical consumer, is marketed at moderate to better price points and is distributed through more than 100 doors, principally in department stores, including Federated. We market Sean John dress shirts under a license agreement with Christian Casey, LLC that expires on December 31, 2007 and which we may extend, subject to certain conditions, through December 31, 2013.

        The Donald J. Trump Signature Collection dress shirt, which we launched in Spring 2005, targets the modern classical consumer, is marketed at better price points and is distributed through more than 300 doors, principally in department stores, including Federated. We market Donald J. Trump Signature Collection dress shirts under a license agreement with Donald J. Trump that expires on December 31, 2006 and which we may extend, subject to certain conditions, through December 31, 2009.

        The Kenneth Cole New York and Kenneth Cole Reaction dress shirts target the modern consumer, are marketed at better price points and are distributed through more than 600 doors combined, principally in department stores, including Dillards, Inc., Federated and Saks. The unlisted, A Kenneth Cole Production dress shirt, introduced at the beginning of 2006, targets the more youthful, modern consumer, is marketed at upper moderate to better price points and is distributed through more than 300 doors, principally in department stores, including Federated. We market the three Kenneth Cole brands of dress shirts under a license agreement with Kenneth Cole Productions (Lic), Inc. that expires on December 31, 2009 and which we may extend, subject to certain conditions, through December 31, 2012.

        The MICHAEL Michael Kors dress shirt, which we launched in Fall 2004, targets the modern consumer, is marketed at moderate to better price points and is distributed through more than 200 doors, principally in department stores, including Federated and Dillards. We market MICHAEL Michael Kors dress shirts under a license agreement with Michael Kors, LLC that the parties have agreed to terminate at the end of the Spring/Summer selling season in connection with the licensor's discontinuation of other licensed lines of menswear under the brand.

        We entered into a license agreement with J.A. Apparel Corp. to market the JOE Joseph Abboud dress shirt, which we will launch in the second half of 2006. The JOE Joseph Abboud dress shirt will target the more youthful, classical consumer, be marketed at moderate to better price points and be distributed through more than 150 doors, principally in department stores, including Federated. The license agreement expires on December 31, 2009 and may be extended, subject to certain conditions, through December 31, 2012.

        We also offer private label programs to retailers. Private label offerings allow a retailer to sell its own line of exclusive merchandise and give the retailer control over distribution of the product. These programs present an opportunity for us to leverage our design, sourcing and logistics expertise. Our private label customers work with our designers to develop shirts in the styles, sizes and cuts that the customers desire to sell in their stores under their private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy product exclusivity at generally higher margins. Private label products, however, generally do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same breadth of services and in-store sales and promotional support as branded manufacturers. We market private label dress shirts to national department and mass market stores. Our private label programs include Puritan and George for Wal-Mart Stores, Inc. and John Ashford for Federated.

  Sportswear

        We market our sportswear principally under the IZOD, Van Heusen, Arrow, Geoffrey Beene and Calvin Klein brands. Our wholesale sportswear business generated 26.0% of our 2005 revenues. These businesses include men's knit and woven sport shirts, sweaters, bottoms, swimwear, boxers and outerwear marketed at wholesale.

        IZOD is the best selling main floor department store men's knit sport shirt brand. IZOD men's sportswear consists of six related separate concepts under the classic IZOD blue label, the IZOD black label (golf/resort lifestyle sportswear), the IZOD red label (IZOD LX, a higher-priced "luxe" line of sportswear), IZOD Jeans, IZOD PerformX and IZOD XFG (X-treme Function Golf) sub-brands. IZOD apparel consists of a range of men's sportswear, including sweaters, knit and woven sports shirts, slacks, fleecewear and outerwear. IZOD sportswear is targeted to the active consumer, is marketed at moderate to upper moderate price points and is distributed through more than 2,900 doors, principally in department stores, including, Federated, Belk, Saks and JCPenney, and through our IZOD retail stores.

        Van Heusen is the best selling main floor department store men's woven sport shirt brand in the United States. Van Heusen sportswear also includes knit sport shirts, chinos and sweaters. Like Van Heusen dress shirts, Van Heusen sport shirts, chinos and sweaters target the updated classical consumer, are marketed at opening to moderate price points and are distributed through more than 3,800 doors, principally in department stores, including Belk, Federated and JCPenney, and through our Van Heusen retail stores.

        Arrow sportswear targets the updated classical consumer, is marketed at moderate price points and is distributed through more than 2,700 doors, principally in mid-tier department stores, including Kohl's and Sears. Arrow sportswear consists of men's knit and woven tops, sweaters and bottoms.

        Geoffrey Beene sportswear targets a more style conscious consumer than IZOD, Van Heusen and Arrow and is positioned as a designer label for men's woven and knit sport shirts on the main floor of department stores. Geoffrey Beene sportswear is marketed at upper moderate price points and is distributed through more than 1,300 doors, principally in department stores, including Federated, and through our Geoffrey Beene retail stores. We market Geoffrey Beene men's sportswear at wholesale under the same license agreement as Geoffrey Beene dress shirts.

        Calvin Klein men's sportswear, which we began shipping commencing with the Fall 2004 season and continue to expand, targets a modern classical consumer, is marketed at better price points and is distributed through more than 500 doors, principally in better fashion department and specialty stores, including Federated and Dillards, and through our Calvin Klein retail stores.

        We entered into a license agreement in May 2005 to sell a line of golf-inspired sportswear under the Donald J. Trump Signature Collection brand. The Donald J. Trump Signature Collection line of sportswear and golf apparel will be targeted to the modern classical consumer and will be marketed at better price points, with distribution principally through Federated, as well as country clubs operated by The Trump Organization. We launched the line for Spring 2006. The license agreement expires on December 31, 2007 and may be extended, subject to certain conditions, through December 31, 2010.

  Licensing

        We license our brands globally for a broad range of products. The licensing of our brands generated 11.1% of our 2005 revenues. We believe royalty and other revenues from our licensing partners provide us with a relatively stable flow of revenues and a strong source of cash flow, and extend and strengthen our brands globally.

        We grant licensing partners the right to manufacture and sell at wholesale specified products under one or more of our brands. In addition, certain foreign licensees are granted the right to open retail stores under the licensed brand name and sell only goods under that name in such stores. A substantial portion of the sales by our domestic licensing partners is made to our largest wholesale customers. As compensation under these agreements, each licensing partner pays us royalties based upon its sales of our branded products, subject generally to payment of a minimum royalty. These payments generally range from 4.0% to 8.0% of the licensing partners' sales of the licensed products. In addition, licensing partners are generally required to spend or contribute to us an amount equal to between 2.0% and 5.0% of their sales of the licensed products for advertising. We provide support to our business partners and seek to preserve the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight.

        We license our Van Heusen, IZOD, IZOD G, Arrow and G.H. Bass & Co. brand names for various products worldwide. We also sublicense to others the Geoffrey Beene, Donald J. Trump Signature Collection, BCBG Attitude and BCBG Max Azria brand names for certain products. We license these brands under approximately 110 agreements. The products offered by our licensing partners under these brands include:

Licensing Partner	Product Category
Aptaker Co., Inc. d/b/a Nouveau Eyewear	Van Heusen eyewear
Block Sportswear, Inc.	Van Heusen and IZOD "big and tall" sportswear
Brown Shoe Company, Inc.	Bass wholesale footwear
Clearvision Optical Company, Inc.	IZOD eyewear
Collezione S.A. Corp.	Arrow men's non-leather and leather outerwear and IZOD men's leather outerwear
Custom Leather Canada Limited	Van Heusen belts and small leather goods
Fishman & Tobin, Inc.	Van Heusen, IZOD and Arrow boys' sportswear, IZOD girls' school uniforms and Arrow men's tailored clothing and boys' and girls' school uniforms
G-III Apparel Group, LTD.	IZOD men's and women's non-leather outerwear
Humphrey's Accessories LLC	IZOD belts and Arrow small leather goods, belts and accessories
International Home Textiles, Inc.	IZOD soft home furnishing products
Kellwood Company	IZOD women's sportswear, swimwear, intimate apparel and accessories and Arrow men's and boys' sleepwear and loungewear
Mallory & Church Corporation	IZOD neckwear
Mann & Brothers	Van Heusen men's and boys' handkerchiefs
Mulberry Thai Silks, Inc.	BCBG Attitude and BCBG Max Azria men's neckwear
Peerless Delaware, Inc.	IZOD tailored clothing
PG USA Sportswear, Inc.	IZOD G men's and women's golf apparel
Randa Neckwear Corp.	Van Heusen and Donald J. Trump Signature Collection neckwear
Superba, Inc.	Arrow men's and boys' neckwear
Timing Group LLC	IZOD men's and women's footwear
Wear Me Apparel Corp. d/b/a Kids Headquarters	IZOD childrenswear and outerwear

  Calvin Klein Licensing

        Calvin Klein generates its revenues through its business arrangements with licensees and other third parties worldwide that manufacture, distribute and sell globally a broad array of products under the Calvin Klein brands. For 2005, approximately 47% of Calvin Klein's revenues were generated by its domestic business partners and approximately 53% were generated by its foreign business partners. Calvin Klein combines its design, marketing and imagery skills with the specific manufacturing, distribution and geographic capabilities of its business partners to enter into new product categories and extend existing lines of business.

        Calvin Klein has over 50 licensing arrangements. The products offered by Calvin Klein's business partners include:

Licensing Partner	Product Category
CK Watch and Jewelry Co., Ltd. (Swatch SA)	Men's and women's watches and women's jewelry
CK21 Holdings Pte, Ltd. (Asia, excluding Japan)	Men's and women's bridge apparel
Coty, Inc.	Men's and women's fragrance and bath products
DWI Holdings, Inc.	Soft home furnishings
GIII Apparel Group, Ltd.	Men's and women's coats
Jimlar Corporation	Men's and women's better shoes
Kellwood Company	Women's better sportswear
Marchon Eyewear, Inc.	Men's and women's optical frames and sunglasses
McGregor Industries, Inc./American Essentials, Inc.	Men's and women's socks and women's tights
Onward Kashiyama Co. Ltd. (Japan)	Men's and women's bridge apparel and certain casual attire and women's coats and accessories
Peerless Delaware, Inc.	Men's tailored clothing
Warnaco, Inc. (including CK Jeanswear N.V. which it acquired on January 31, 2006)	Men's, women's and children's jeanswear; men's underwear and sleepwear; women's intimate apparel and sleepwear; men's and women's swimwear

        Additionally, during 2005 we entered into new licensing agreements for, among other things, a line of color cosmetics and skin care products, fine jewelry and watches, women's better suits, men's bridge suits, men's and women's bridge footwear in Japan, men's and women's bridge sportswear in Europe, sunglasses and luggage. Beginning with the Spring 2006 season, the production of men's and women's high-end collection apparel and accessories under the Calvin Klein Collection label was transferred to Confezioni Moda International S.r.L. (CMI).

        Calvin Klein's largest business partners in terms of royalty and other revenues earned by Calvin Klein in 2005 were:

  •
  Warnaco, accounting for approximately 28%

  •
  Coty, accounting for approximately 16%

  •
  CK Jeanswear N.V., accounting for approximately 11%

        On January 31, 2006, through its acquisition of Fingen SPA, a holding company controlled by the Fratini family of Italy, Warnaco acquired CK Jeanswear N.V. and affiliated companies, which are the companies that operate the licenses for Calvin Klein jeans and accessories in Europe and Asia and the Calvin Klein bridge line of sportswear and accessories in Europe. Further, as part of this transaction, beginning in 2008 and continuing through 2013, Warnaco will assume the license for men's and women's Calvin Klein Collection apparel and accessories worldwide from CMI, which is also controlled by the Fratini family.

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

Wholesale Customers

        Our wholesale business represents our core business and we believe that it is the basis for our brand equity. Currently, our products are distributed at wholesale in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. A few of our customers, including Federated, JCPenney, Kohl's, and Wal-Mart account for significant portions of our revenues. Sales to our five largest customers were 34.3% of our revenues in 2005, 28.8% of our revenues in 2004 and 27.2% of our revenues in 2003. Federated acquired The May Department Stores Company, another of our largest customers, during 2005. The combined company accounted for 13.7% of our revenues in 2005.

        We believe we provide our customers with a high level of service. We have six separate sales forces covering the following products and product categories:

  •
  national brand dress shirts—Van Heusen, Arrow, IZOD, Chaps, Eagle and Donald J. Trump Signature Collection

  •
  designer brand dress shirts—Calvin Klein, Geoffrey Beene, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Sean John, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction and unlisted, A Kenneth Cole Production

  •
  Van Heusen and Geoffrey Beene sportswear

  •
  IZOD and Donald J. Trump Signature Collection sportswear

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

        Our customers offer our dress shirts and men's sportswear, other than Calvin Klein men's better sportswear, on the main floor of their stores. Calvin Klein men's better sportswear is offered in the collection area of our customers' stores. In each case, we offer our customers merchandising support with visual display fixtures and in-store marketing, with Calvin Klein men's better sportswear generally being offered in fixtured shops within stores we design and help build. When a line of our products is displayed in a stand-alone area on the main floor, or, in case of Calvin Klein men's better sportswear, an exclusively dedicated collections area, we are able to further enhance brand recognition to permit more complete merchandising of our lines and to differentiate the presentation of our products. We believe the broad appeal of our products, with multiple well-known brands offering differing styles at different price points, together with our customer, advertising and marketing support and our ability to offer products with innovative qualities, allow us to expand and develop relationships with apparel retailers in the United States.

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

Retail Stores

        We operate approximately 700 retail stores under the Van Heusen, IZOD, Bass, Geoffrey Beene, Calvin Klein and Calvin Klein Collection names. Ranging in size from 1,200 to 12,000 square feet, with an average of approximately 4,700 square feet, our stores are primarily located in outlet malls throughout the United States. Our retail business generated 42.3% of our 2005 revenues. We believe our retail stores are an important complement to our wholesale operations because we believe that the stores further enhance consumer awareness of our brands by offering products that are not available in our wholesale lines, while also providing a means for managing excess inventory.

        Our Van Heusen outlet stores offer men's dress shirts and neckwear, men's and women's sportswear, including woven and knit shirts, sweaters, bottoms and outerwear, and men's and women's accessories. These stores are targeted to the value-conscious consumer who looks for classically styled, moderately priced apparel.

        Our IZOD outlet stores offer men's and women's active-inspired sportswear, including woven and knit shirts, sweaters, bottoms and activewear. These stores focus on golf, travel and resort clothing.

        Our Bass outlet stores offer Bass and G.H. Bass & Co. casual and dress casual shoes for men, women and children. Most of our stores also carry sportswear for men and women, including tops, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear.

        Our Geoffrey Beene outlet stores offer men's dress shirts and neckwear, men's and women's sportswear including woven and knit shirts, sweaters, bottoms and outerwear and men's and women's accessories. These stores are targeted towards a more fashion-conscious, designer-oriented consumer. Our Geoffrey Beene stores offer men's furnishings, casual and dress casual sportswear and women's casual and dress casual sportswear, under a license agreement which expires on December 31, 2008, and which we may extend, subject to certain conditions, for one additional three-year period, which would end on December 31, 2011.

        Our Calvin Klein outlet stores are located in premium outlet centers and offer men's and women's apparel and other Calvin Klein products to communicate the Calvin Klein lifestyle. We also operate one Calvin Klein Collection store, located in New York City, that offers Calvin Klein men's and women's high-end collection apparel and accessories and other products under the Calvin Klein brands. We previously operated Calvin Klein Collection stores in Dallas and Paris that we closed during the fourth quarter of 2005.

Design

        Our business depends on our ability to stimulate and respond to consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality and price.

        A significant factor in the continued strength of our brands is our in-house design teams. We form separate teams of designers and merchandisers for each of our brands, and, with respect to Calvin Klein, for each product category, creating a structure that focuses on the special qualities and identity of each brand and product. These designers and merchandisers consider consumer taste and lifestyle and trends when creating a brand or product plan for a particular season. The process from initial design to finished product varies greatly, but generally spans six to ten months prior to each selling season. Our product lines are developed primarily for two major selling seasons, Spring and Fall. However, certain of our product lines offer more frequent introductions of new merchandise.

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

        In 2005, over 200 different manufacturers produced our products in approximately 200 factories and 27 countries worldwide. As a result of quota elimination on textiles and apparel-related products from World Trade Organization ("WTO") member countries as of January 1, 2005, there was a decrease in the number of different factories and countries where our products were manufactured in 2005. During 2005, in excess of 95% of our products were produced by manufacturers located in foreign countries. On March 6, 2006, we committed to a plan to close our apparel manufacturing facility in Ozark, Alabama by May 15, 2006. As a result, 100% of our products will be produced by independent third parties, principally located in foreign countries. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production, and quantities are finalized at that time. We believe we are one of the largest procurers of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. Most of our dress shirts and all of our sportswear are sourced and manufactured to our specifications by independent manufacturers in the Far East, Indian subcontinent, Middle East, the Caribbean and Central America who meet quality, cost and human rights criteria we have established. Our footwear is sourced and manufactured to our specifications by manufacturers who meet our quality, cost and human rights requirements, principally located in the Far East, Europe, South America and the Caribbean. No single supplier is critical to our production needs, and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. Given our extensive network of sourcing partners, we believe we are able to obtain goods at low cost and on a timely basis.

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

Warehousing and Distribution

        To facilitate distribution, our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment. Ranging in size from 112,000 to 575,000 square feet, our centers are located in Arkansas, Georgia, North Carolina, Pennsylvania and Tennessee. Each of our centers is generally dedicated to serving either our wholesale customers or our retail stores. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores, as the case may be, on a cost-effective basis. This includes the use of various forms of electronic communications to meet customer needs, including advance shipping notices for all major customers. We believe that our distribution centers and capabilities compare favorably on a cost and service basis with those of our competitors and that these constitute part of our core competencies.

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

        We advertise our brands in national print media (including fashion, entertainment/human interest, business, men's, women's, niche and sports magazines, The New York Times and The Wall Street Journal), on television and in movie theaters. We also participate in cooperative advertising programs with our customers, as we believe that brand awareness and in-store positioning are further strengthened by our contributions to such programs.

        With respect to our retail operations, we generally rely upon local outlet mall developers to promote traffic for their centers. Outlet center developers employ multiple formats, including signage (highway billboards, off-highway directional signs, on-site signage and on-site information centers), print advertising (brochures, newspapers and travel magazines), direct marketing (to tour bus companies and travel agents), radio and television and special promotions.

        We believe Calvin Klein is one of the best known designer names in the world. One of the efforts that helps to establish the Calvin Klein image is its high-profile, cutting-edge advertising campaigns that stimulate admiration, publicity, curiosity and debate. Calvin Klein has a dedicated in-house advertising agency, with experienced in-house creative and media teams that develop and execute a substantial portion of the institutional consumer advertising for products under the Calvin Klein brands. The teams work closely with other functional areas within Calvin Klein and its licensing and other business partners to deliver a consistent and unified brand message to the consumer. Calvin Klein oversees a worldwide marketing, advertising and promotion program of over $200 million, most of which is funded by its licensees and authorized users.

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

Trademarks

        We own the Van Heusen, Bass, G.H. Bass & Co., IZOD, IZOD G, Arrow and Eagle brands, as well as related trademarks and lesser-known names. We beneficially own the Calvin Klein Collection, ck Calvin Klein and Calvin Klein marks. Calvin Klein and Warnaco are co-owners of the Calvin Klein

Trademark Trust, which is the sole and exclusive title owner of substantially all registered Calvin Klein Collection, ck Calvin Klein and Calvin Klein trademarks. The sole purpose of the trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the trust pursuant to a servicing agreement. The Trust exclusively licenses to Warnaco on a perpetual, royalty-free basis the use of the marks on men's underwear and sleepwear and women's intimate apparel and sleepwear, and to Calvin Klein on a perpetual, royalty-free basis the use of the marks on all other products. Warnaco pays us a fee based on Warnaco's worldwide sales of underwear, intimate apparel and sleepwear products bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco.

        With respect to our Calvin Klein Collection, ck Calvin Klein and Calvin Klein marks, we allow Mr. Calvin Klein to retain the right to use his name, on a non-competitive basis, with respect to his right of publicity, unless those rights are already being used in the Calvin Klein business. We also grant Mr. Klein a royalty-free worldwide right to use the Calvin Klein mark with respect to certain personal businesses and activities, such as motion picture, television and video businesses, a book business, writing, speaking and/or teaching engagements, non-commercial photography, charitable activities and architectural and industrial design projects, subject to certain limitations designed to protect the image and prestige of the Calvin Klein brands and to avoid competitive conflicts.

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

        We regard the license to use our trademarks and our other intellectual property rights in the trademarks as valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. We are susceptible to others imitating our products and infringing on our intellectual property rights. This is especially the case with respect to the Calvin Klein brands, as the Calvin Klein brands enjoy significant worldwide consumer recognition and their generally higher pricing provides significant opportunity and incentive for counterfeiters and infringers. Calvin Klein has a broad, proactive enforcement program, which we believe has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad. We have taken enforcement action with respect to our other marks on an as-needed basis.

Contingent Purchase Price Payments to Mr. Calvin Klein

        Prior to our acquisition of Calvin Klein, Calvin Klein was obligated to pay Mr. Calvin Klein and his heirs in perpetuity a percentage of sales of certain products bearing any of the Calvin Klein brands under a design services letter agreement. In connection with our acquisition of Calvin Klein, we bought all of Mr. Klein's rights under that agreement in consideration of a warrant to purchase our common stock and for granting him the right to receive from us contingent purchase price payments for a period of 15 years based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands. In addition, Mr. Klein was released from all of his obligations under that agreement, including his obligation to render design services to Calvin Klein, and the design services letter agreement was terminated. Our obligation to make contingent purchase price payments to Mr. Klein in connection with our acquisition of Calvin Klein is guaranteed by our Calvin Klein subsidiaries and is secured by a subordinated pledge of all of the equity interests in our Calvin Klein subsidiaries and a subordinated lien on substantially all of our domestic Calvin Klein subsidiaries' assets. Events of default under the agreements governing the collateral for our contingent payment obligations to Mr. Klein, include, but are not limited to (1) our failure to make payments to Mr. Klein when due, (2) covenant defaults, (3) cross-defaults to other indebtedness in excess of an agreed amount, (4) events of bankruptcy, (5) monetary judgment defaults and (6) a change of control, including the sale of any portion of the equity interests in our Calvin Klein subsidiaries. An event of default under those agreements would permit Mr. Klein to foreclose on his security interest in the collateral. In addition, if we fail to pay Mr. Klein a contingent purchase price payment when due and such failure to pay continues for 60 days or more after a final judgment by a court is rendered relating to our failure to pay, Mr. Klein will no longer be restricted from competing with us as he otherwise would be under the non-competition provisions contained in the purchase agreement relating to our acquisition of Calvin Klein, although he would still not be able to use any of the Calvin Klein brands or any similar trademark in any competing business.

Competition

        The apparel and footwear industries are competitive as a result of their fashion orientation, mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Some of our larger branded apparel and footwear competitors include Polo Ralph Lauren, Tommy Hilfiger Corporation, Nautica Enterprises, Inc., Perry Ellis International, Timberland Company and Rockport. As a result of our acquisition of Calvin Klein, we believe The Donna Karan Company LLC, Polo Ralph Lauren's Purple Label, Giorgio Armani SPA, Gucci Group N.V. and Prada SPA Group also are our competitors. In addition, we face significant competition from retailers, including our own wholesale customers, through their private label programs.

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

Imports and Import Restrictions

        A substantial portion of our products is manufactured by contractors located outside the United States. These products are imported and are subject to United States customs laws, which impose tariffs, as well as quota restrictions, for non-WTO countries. Under the provisions of the WTO agreement governing international trade in textiles, known as the "WTO Agreement on Textiles and Clothing," effective as of January 1, 2005, the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions no longer affect our business in most countries; however, the removal of quotas resulted in an import surge from China. Accordingly, the United States, pursuant to the U.S.-China Accession Agreement to join the WTO, has imposed safeguard quotas on certain categories of products imported from China. The imposition of these safeguard quotas has not had any adverse impact on us, as the quotas that were established were significantly larger than quotas China had in place prior to 2005. Furthermore, we closely monitor our imports and are aware of the quantities that will be shipped on a month-by-month basis. This enables us to ensure that there are no supply chain disruptions as a result of the usage of the quota. The safeguard restrictions imposed will expire December 31, 2008. Presently, a portion of our imported products is eligible for certain duty-advantaged programs commonly known as NAFTA, AGOA, and CBTPA/CBI, which will be replaced by CAFTA in 2006.

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

Employees

        As of January 29, 2006, we employed approximately 5,200 persons on a full-time basis and approximately 4,500 persons on a part-time basis. Approximately 4% of our employees were represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

        The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	48	Chief Executive Officer; Director
Allen E. Sirkin	63	President and Chief Operating Officer
Michael Shaffer	43	Executive Vice President and Chief Financial Officer
Francis K. Duane	49	Vice Chairman, Wholesale
Michael Zaccaro	60	Vice Chairman, Retail
Paul Thomas Murry	55	President and Chief Operating Officer, Calvin Klein

        Mr. Emanuel Chirico joined us as Vice President and Controller in 1993. Mr. Chirico was named Executive Vice President and Chief Financial Officer in 1999, President and Chief Operating Officer in 2005 and Chief Executive Officer in February 2006.

        Mr. Allen E. Sirkin has been employed by us since 1985. He served as Chairman of our Apparel Group from 1990 until 1995, was named Vice Chairman, Dress Shirts in 1995 and President and Chief Operating Officer in February 2006.

        Mr. Michael Shaffer has been employed by us since 1990. He most recently served as Senior Vice President, Retail Operations before being named Executive Vice President, Finance in 2005 and Chief Financial Officer in February 2006.

        Mr. Francis K. Duane served as President of our IZOD division from 1998 until 2001, was named Vice Chairman, Sportswear in 2001 and Vice Chairman, Wholesale in February 2006.

        Mr. Michael Zaccaro served as President, IZOD Retail from 1999 until 2001, was named Group President, Van Heusen and IZOD Retail in 2001 and Vice Chairman, Retail in April 2002.

        Mr. Paul Thomas Murry has been employed by Calvin Klein since 1996, serving as President and Chief Operating Officer since 1999. Mr. Murry retained his position as President and Chief Operating Officer, Calvin Klein upon our acquisition of Calvin Klein in 2003.

Item 1A. Risk Factors

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

        A significant portion of our business strategy involves growing our Calvin Klein business. Our realization of revenue growth from Calvin Klein will depend largely upon our ability to:

  •
  continue to maintain and enhance the distinctive brand identity of Calvin Klein;

  •
  continue to maintain good working relationships with Calvin Klein's licensees;

  •
  continue to enter into new licensing agreements for the Calvin Klein brands, both domestically and internationally;

  •
  successfully design and market the Calvin Klein men's better sportswear line over time; and

  •
  continue to open Calvin Klein retail outlet stores in premium outlet malls and successfully operate over time a chain of such stores.

        We cannot assure you that we can successfully execute any of these actions or our growth strategy for the Calvin Klein brands, nor can we assure you that the launch of any Calvin Klein branded products by us or our licensees or that the continued offering of these lines will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to successfully carry out our growth strategy may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space and develop new relationships with apparel retailers, economic and competitive conditions, changes in consumer spending patterns and changes in consumer tastes and style trends. If we fail to develop and grow successfully the Calvin

Klein business, our financial condition and results of operations may be materially and adversely affected.

        A substantial portion of our revenues and gross profit is derived from a small number of large customers and the loss of any of these customers could substantially reduce our revenues.

        A few of our customers, including Federated Department Stores, Inc., J. C. Penney Company, Inc., Kohl's Corporation and Wal-Mart Stores, Inc., account for significant portions of our revenues. Sales to our five largest customers were 34.3% of our revenues in fiscal 2005, 28.8% of our revenues in fiscal 2004 and 27.2% of our revenues in fiscal 2003. Federated, our largest customer, accounted for 13.7% of our revenues in fiscal 2005. We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other business partners, or to change their manner of doing business with us or our licensing or other business partners, could substantially reduce our revenues and materially adversely affect our profitability. The retail industry has recently experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. For example, in August 2005, Federated acquired The May Department Stores Company and is in the process of closing 79 stores. Store closings will decrease the number of stores carrying our apparel products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. Federated may also close additional stores, which could further reduce our revenues. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores' target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry, in each case having a material adverse effect on our financial condition and results of operations. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

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

        During 2005, in excess of 95% of our apparel products and 95% of our raw materials for apparel were produced by and purchased or procured from independent manufacturers located in countries in the Far East, Indian subcontinent, the Middle East, the Caribbean and Central America. We believe that we are one of the largest procurers of shirting fabric in the world. Additionally, our footwear products and the raw materials therefor were produced by and purchased or procured from manufacturers located principally in countries in the Far East, Europe, South America and the Caribbean. Although no single supplier and no one country is critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

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

  •
  disease epidemics and health-related concerns, such as the SARS outbreak and the mad cow and hoof-and-mouth disease outbreaks in recent years and current concerns over an avian flu pandemic, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

  •
  the migration and development of manufacturers, which could affect where our products are or are planned to be produced;

  •
  imposition of regulations, quotas and safeguards relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

  •
  imposition of duties, taxes and other charges on imports;

  •
  significant fluctuation of the value of the dollar against foreign currencies; and

  •
  restrictions on transfers of funds out of countries where our foreign licensees are located.

        If our manufacturers fail to use acceptable ethical business practices, our business could suffer.

        We require our manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices, and our staff and third parties we retain for such purposes periodically visit and monitor the operations of our independent manufacturers to determine compliance. However, we do not control our independent manufacturers or their labor and other business practices. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our revenues and, consequently, our results of operations.

        Our reliance on independent manufacturers could cause delay and damage customer relationships.

        In 2005, we relied upon independent third parties for the manufacture of more than 95% of our apparel products and 100% of our footwear products. On March 6, 2006, we committed to a plan to close our apparel manufacturing facility in Ozark, Alabama by May 15, 2006. As a result, 100% of our products will be produced by independent third parties. We do not have long-term contracts with any of our suppliers. A manufacturer's failure to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers could have a material adverse effect on our revenues and, consequently, our results of operations.

  A significant portion of our revenues is dependent on royalties and licensing.

        In 2005, $211.6 million, or 11.1%, of our revenues were derived from licensing royalties and other revenues, principally in our Calvin Klein Licensing segment. Royalty and other revenues from Calvin Klein's three largest business partners accounted for approximately 55% of its royalty and other revenues in 2005. This concentration will increase as a result of Warnaco's acquisition of the licensees of jeanswear in Europe and Asia and bridge apparel and accessories in Europe. Those licensees, which were controlled by the Fratini family, accounted for approximately 11% of the segment's 2005 royalty and other revenues; Warnaco accounted for another 28%. We also derive licensing revenues from our Van Heusen, IZOD, IZOD G, G.H. Bass & Co. and Arrow brand names, as well as from sublicensing of Geoffrey Beene, BCBG Max Azria, BCBG Attitude and Donald J. Trump Signature Collection. Our three largest licensing partners accounted for approximately 35.5% of licensing revenue for these brand names as a group in 2005. The operating profit associated with our royalty and other revenues is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant business partner, whether due to the termination or expiration of the relationship, the cessation of the business partner's operations or otherwise (including as a result of financial difficulties of the partner), without an equivalent replacement, could materially affect our profitability.

        While we generally have significant control over our business partners' products and advertising, we rely on our business partners for, among other things, operational and financial controls over their businesses. Our business partners' failure to successfully market licensed products or our inability to replace our existing business partners could materially and adversely affect our revenues both directly from reduced royalty and other revenues received and indirectly from reduced sales of our other products. Risks are also associated with a business partner's ability to:

  •
  obtain capital;

  •
  execute its business plans, including timely delivery of quality products;

  •
  manage its labor relations;

  •
  maintain relationships with its suppliers;

  •
  manage its credit risk effectively; and

  •
  maintain relationships with its customers.

        In addition, we rely on our business partners to preserve the value of our brands. Although we make every attempt to protect our brands through, among other things, approval rights over design, production quality, packaging, merchandising, distribution, advertising and promotion of our products, we cannot assure you that we can control the use by our business partners of each of our licensed brands. The misuse of our brands by a business partner could have a material adverse effect on our business, financial condition and results of operations. For example, Calvin Klein in the past has been involved in legal proceedings with Warnaco with respect to certain quality and distribution issues. As a result of our acquisition of Calvin Klein in 2003, Warnaco is entitled to control design and advertising related to the sale of underwear, intimate apparel and sleepwear products bearing the Calvin Klein brands, although to date, it has only exercised this right with respect to design. We cannot assure you that Warnaco will continue to maintain the same standards of design and, if it assumes control, advertising previously maintained by Calvin Klein, although we believe they are generally obligated to do so.

        Our retail stores are heavily dependent on the ability and desire of consumers to travel and shop.

        Our retail stores are located principally in outlet malls, which are typically located in or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. As a result, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including as a result of war, terrorist attacks or the perceived threat of war or terrorist attacks, which would lead to decreased travel, could have a material adverse affect on us. Other factors which could affect the success of our stores include:

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

        Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights. Since our acquisition of Calvin Klein in 2003, we are more susceptible to infringement of our intellectual property rights, as the Calvin Klein brands enjoy significant worldwide consumer recognition, and the generally higher pricing of Calvin Klein branded products creates additional incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. We cannot assure you that the actions we have taken to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. For example, we were involved in a proceeding relating to a company's claim of prior rights to the IZOD mark in Mexico, and Calvin Klein was involved in a proceeding relating to a company's claim of prior rights to the Calvin Klein mark in Chile. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands, both domestically and internationally.

        The success of Calvin Klein depends on the value of our Calvin Klein brands, and if the value of those brands were to diminish, our business could be adversely affected.

        Our success depends on our brands and their value. The Calvin Klein name is integral to the existing Calvin Klein business, as well as to our strategies for continuing to grow and expand Calvin Klein. The Calvin Klein brands could be adversely affected if Mr. Calvin Klein's public image or reputation were to be tarnished. We may seek in the future stockholder approval to change the name of our company to "Calvin Klein Inc." or a similar name. Any such name change could increase our risks related to the public perception of the Calvin Klein name.

  Our success is dependent on the strategies and reputation of our licensors.

        Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. This strategy is designed to provide stability should market trends shift. As part of this strategy we license the names and brands of recognized designers and celebrities, including Kenneth Cole, Max Azria, Michael Kors, Sean "Diddy" Combs (Sean John), Donald J. Trump and Joseph Abboud. In entering into these license agreements, we plan our products to be targeted towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition between our own products and maximize profitability. If any of our licensors determines to "re-position" a brand we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand's business, adversely affecting our sales and profitability. In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual's images or reputations were to be negatively impacted.

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

  We face intense competition in the apparel industry.

        Competition is strong in the apparel industry. We compete with numerous domestic and foreign designers, brands, manufacturers and retailers of apparel, accessories and footwear, some of which are significantly larger or more diversified or have greater resources than we do. In addition, through their use of private label programs, we compete directly with our wholesale customers. We compete within the apparel industry primarily on the basis of:

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

        The failure to compete effectively or to keep pace with rapidly changing markets could have a material adverse effect on our business, financial condition and results of operations. In addition, if we misjudge the market for our products, we could be faced with significant excess inventories for some products and missed opportunities with others.

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

        Acquisitions may not be successful in achieving intended benefits and synergies.

        One component of our growth strategy contemplates our making select acquisitions if appropriate opportunities arise. Prior to completing any acquisition, our management team identifies expected synergies, cost savings and growth opportunities. However, these benefits may not be realized due to, among other things:

  •
  delays or difficulties in completing the integration of acquired companies or assets;

  •
  higher than expected costs or a need to allocate resources to manage unexpected operating difficulties;

  •
  diversion of the attention and resources of management;

  •
  consumers' failure to accept product offerings by us or our licensees;

  •
  inability to retain key employees in acquired companies; and

  •
  assumption of liabilities unrecognized in due diligence.

        We cannot assure you that any acquisition will not have a material adverse impact on our financial condition and results of operations.

        Our segment reporting has changed and the SEC may request further changes that would require us to restate segment information that appears in the notes to our financial statements.

        We manage our business through operating divisions that are aggregated into four reportable segments: Wholesale, Retail Apparel and Related Products, Retail Footwear and Related Products and Calvin Klein Licensing. This segment reporting is first being shown in this report. We changed our reporting from two segments—Apparel and Related Products and Calvin Klein Licensing—in response to comments we received from the SEC in connection with an ordinary course review of our annual report on Form 10-K for our fiscal year ended January 30, 2005. In its comments, the SEC has questioned whether we need to report additional segments to satisfy the requirements of Financial Accounting Standards Board (FASB) Statement No. 131. We believe the four segments that we are now reporting satisfy the requirements of FASB Statement No. 131. As of April 13, 2006, we are continuing to discuss with the SEC our segment reporting. If, as a result of these discussions, it is concluded that further segments need to be reported, we will be required to restate segment information that appears throughout our notes to financial statements and file an amendment to this annual report on Form 10-K for our 2005 fiscal year. The restatement of the notes to our financial statements to report different segments and segment information could materially and adversely affect our stock price.

  Future sales of our common stock may depress our stock price.

        Sales of a substantial number of shares of our common stock in the public market or otherwise, by us or by a major stockholder (including pursuant to a registration rights agreement we have with the holders of our Series B convertible preferred stock), could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

        Our stockholder rights plan, provisions in our certificate of incorporation and our by-laws and Delaware General Corporate Law could make it more difficult to acquire us and may reduce the market price of our common stock.

        We have adopted a stockholder rights plan that, subject to certain limitations, limits the ability of any person to acquire more than 20% of our common stock. Our stockholder rights plan could have the effect of delaying or preventing a change in control or the removal of management, of deterring potential acquirers from making an offer to our stockholders and of limiting any opportunity to realize premiums over prevailing market prices for our common stock.

        Our certificate of incorporation and by-laws contain certain provisions, including provisions requiring supermajority voting (80% of the outstanding voting power) to approve certain business combinations with beneficial owners of 5% or more of our outstanding stock entitled to vote for election of directors, permitting the board of directors to fill vacancies on the board and authorizing the board of directors to issue additional shares of preferred stock without approval of our stockholders. These provisions could also have the effect of deterring changes of control.

        In addition, Section 203 of the Delaware General Corporate Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by the board of directors.

  Significant influence by certain stockholders.

        In connection with our acquisition of Calvin Klein, affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited purchased $250 million of our Series B convertible preferred stock. During 2005, the Apax affiliates voluntarily converted a portion of such Series B convertible preferred stock, as further discussed in Note 10, "Series B Convertible Preferred Stock," in the Notes to the Consolidated Financial Statements included in Item 8 of this report. As of January 29, 2006, the remaining Series B convertible preferred stock held by the Apax affiliates had liquidation preference of $161.9 million and was convertible by them into 21.1% of our outstanding common stock. If we elect not to pay a cash dividend for any quarter, then the Series B convertible preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend has been paid.

        Pursuant to the Investors' Rights Agreement we have with the Apax affiliates, the holders of our Series B convertible preferred stock are generally prohibited from initiating a takeover of us. In certain circumstances, the Apax affiliates may be able to participate in a bidding process initiated by a third party. As long as Apax affiliates own at least 50% of the shares of our Series B convertible preferred stock initially sold to the Apax affiliates, they will have the ability to prevent a change of control, or a sale of all or substantially all of our assets. As of January 29, 2006, the Apax affiliates owned approximately 61% of the shares of our Series B convertible preferred stock initially issued to them. Additionally, as long as 50% of our Series B convertible preferred stock remains outstanding, the holders of our Series B convertible preferred stock will have a right to purchase their pro rata share of newly issued securities. The holders of our Series B convertible preferred stock have certain additional rights, including the right to approve the issuance of certain new series of our preferred stock, which could also have the effect of discouraging a third party from pursuing a non-negotiated takeover, and preventing changes in control, of us.

        Prior to the conversion of a portion of our Series B convertible preferred stock during 2005, the Apax affiliates had the right to elect separately as a class three directors and to have one of their directors serve on the audit, compensation, nominating and executive committees of our board, subject to applicable law, rule and regulation; current regulation precludes service on the audit committee. In connection with the conversion, the remaining preferred stockholders agreed to reduce their right to elect directors from three directors to two directors and to further reduce this right to one director if they did not have more than one director elected as of December 31, 2005. The remaining preferred stockholders did not elect an additional director as of December 31, 2005 and, as such, only one such director can be and is currently elected. If the Apax affiliates continue to own at least 10% of the Series B convertible preferred stock issued in connection with the acquisition of Calvin Klein they will maintain their right to elect separately as a class one director. However, the right of the Series B convertible preferred stockholders to elect a director will be terminated if the previously announced acquisition of the Tommy Hilfiger Corporation by certain affiliates of the Apax affiliates is consummated. As a result of these and other rights related to their ownership of our Series B convertible preferred stock, the Apax affiliates have substantial influence over us.

        The interests of the Apax affiliates or the holders of Series B convertible preferred stock may at any time conflict with, or diverge from, those of our other stockholders. The Apax affiliates or such other Series B convertible preferred stockholders, by virtue of their large percentage of voting rights and the terms of the Series B convertible preferred stock, will be able to substantially influence, and may effectively be able to prevent or veto, certain corporate actions, such as the sale of our company, the issuance of a new class or series of our stock in connection with a corporate transaction or other major corporate action.

Item 1B. Unresolved Staff Comments

        We do not have unresolved comments within the parameters established under this Item. However, we did receive comments on or about February 9, 2006 on our annual report on Form 10-K for our fiscal year ended January 30, 2005. All comments have been resolved with the exception of how we aggregate the segment data in our consolidated financial statements. Please see Note 17 to our consolidated financial statements for our fiscal year ended January 29, 2006 for a complete description of our reporting segments and the status of our discussions with the Staff as of April 13, 2006.

Item 2. Properties

        The general location, use, ownership status and approximate size of the principal properties which we currently occupy are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate, apparel and footwear administrative offices and showrooms	Leased	152,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	139,000
Bridgewater, New Jersey	Corporate, apparel and footwear administrative offices	Leased	163,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	575,000
Chattanooga, Tennessee	Warehouse and distribution center	Owned	451,000
Austell, Georgia	Warehouse and distribution center	Leased	421,000
Reading, Pennsylvania	Warehouse and distribution center	Owned	410,000
Schuylkill Haven, Pennsylvania	Warehouse and distribution center	Owned	251,000
Brinkley, Arkansas	Warehouse and distribution center	Owned	112,000
Ozark, Alabama	Manufacturing facility	Owned	108,000

        In addition, we lease certain other administrative/support offices and showrooms in various domestic and international locations. We also currently lease and operate approximately 700 retail stores in the United States.

        On March 6, 2006, we committed to a plan to close our apparel manufacturing facility located in Ozark, Alabama by May 15, 2006.

        Information with respect to minimum annual rental commitments under leases in which we are a lessee is included in Note 13, "Leases," to the Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

        We are a party to certain litigation which, in management's judgment based in part on the opinions of legal counsel, will not have a material adverse effect on our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of 2005, no matters were submitted to a vote of our security holders.

PART II

Item 5. Market for Registrant's Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

        Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and related security holder matters appear in the Notes to Consolidated Financial Statements included in Item 8 of this report under Note 18, "Other Comments," on page F-29, "Selected Quarterly Financial Data," on page F-31 and "Ten Year Financial Summary," on pages F-35 and F-36. As of March 31, 2006, there were 902 stockholders of record of our common stock. The closing price of our common stock on March 31, 2006 was $38.21.

        There were no issuer purchases of equity securities in the fourth quarter of 2005.

Item 6. Selected Financial Data

        Selected Financial Data appears under the heading "Ten Year Financial Summary" on pages F-35 and F-36.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes which are included elsewhere in this report.

        We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, Arrow, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, Sean John, Chaps, Donald J. Trump Signature Collection and MICHAEL Michael Kors, which are licensed. We launched a new licensed line of dress shirts under the unlisted, A Kenneth Cole Production brand in the beginning of 2006 and will launch a new licensed line of dress shirts under the JOE Joseph Abboud brand in the second half of 2006.

        We had an exceptional year in 2005, following on a very strong performance in 2004. It was a year in which all of our businesses performed above expectations and fueled double digit growth in earnings and record cash flow generation.

        At the core of our success was the power of our expanded business model. Our historical strategy has been to manage and market a portfolio of nationally recognized brands across multiple product categories, through multiple channels of distribution and at multiple price points. This strategy was enhanced by our acquisition of Calvin Klein, Inc. in February 2003, which provided us with one of the most famous designer names in the world and an additional platform for growth in revenues and profitability. Through that transaction, and to a lesser extent, our acquisition of Arrow in December 2004, we were able to diversify our business model by providing growth opportunities from strong and highly profitable licensing streams which do not require capital investments. Equally important, we also have broadened the reach of the Calvin Klein brands through growth of existing businesses and entry into new businesses, both directly by us and through licensees. This additional diversification, in terms of product, positioning, business model and opportunity has not only enhanced our growth prospects, but has also further moderated our risk to a downturn in any one of our businesses.

        While the expansion of the Calvin Klein brands, in terms of both product and global reach has contributed significant growth and profitability, it was also the exceptional performance of our heritage businesses that drove consolidated results in 2005. Market share gains in both our wholesale dress shirt and sportswear businesses along with strong comparative store performance in the outlet retail channel added to our success.

        The current year was notable not only in terms of profitability but also in terms of cash flow and strength in our balance sheet. We generated $143 million of cash flow, ending the year with $267 million of cash. In July 2005, the holders of our Series B convertible preferred stock converted approximately 40% of their holdings into shares of our common stock and then sold the common stock in a successful secondary offering. While we did not receive any of the proceeds from the secondary offering, and made payment to the preferred stockholders of approximately $13 million to induce the conversion and sale, we were able to strengthen our balance sheet and broaden our investor base as a result. This positions us well as we enter 2006.

RESULTS OF OPERATIONS

Operations Overview

        We generate net sales from (i) the wholesale distribution of men's dress shirts and sportswear, principally under the brand names Van Heusen, Arrow, Geoffrey Beene, Calvin Klein, IZOD, BCBG Max Azria, BCBG Attitude, Chaps, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction and MICHAEL Michael Kors, as well as various private labels, and, through the end of 2003, footwear under the Bass brand and (ii) the sale, through approximately 700 company-operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores operate in an outlet format, except for our Calvin Klein Collection store located in New York City, in which we sell men's and women's high-end collection apparel and accessories, soft home furnishings and tableware. We closed our Calvin Klein Collection stores in Dallas and Paris at the end of 2005 and will be discontinuing sales of our licensed line of MICHAEL Michael Kors dress shirts in connection with the licensor's discontinuance of its other licensed menswear offerings under the brand.

        We generate royalty and other revenues from fees for licensing the use of our trademarks. Calvin Klein royalty and other revenues comprised 85% of total royalty and other revenues in 2005. Calvin Klein royalty and other revenues are derived under licenses and other arrangements primarily for jeans, underwear, fragrances, eyewear, watches and home furnishings. In December 2004, we acquired the companies that own and license Arrow, which has generated, and will continue to generate, additional royalty and other revenues.

        Gross profit on total revenues is total revenues less cost of goods sold. We include as cost of goods sold costs associated with the production and procurement of product, including inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs and other product procurement related charges. Since there is no cost of goods sold associated with royalty and other revenues, 100% of such revenues are included in gross profit. Due to the above factors, our gross profit may not be comparable to that of other entities.

        Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits are the largest component of selling, general and administrative expenses, comprising 48% of such expenses in 2005. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 21% of selling, general and administrative expenses in 2005.

        The following table summarizes our results of operations in 2005, 2004 and 2003:

(in millions, except per share amounts and percentages)	2005	2004	2003
Net sales	$1,697.3	$1,460.2	$1,425.7
Royalty and other revenues	211.6	181.2	143.1

Total revenues	1,908.8	1,641.4	1,568.8

Gross profit	891.1	751.0	644.4
% of total revenues	46.7%	45.8%	41.1%
Selling, general and administrative expenses	684.2	621.8	588.6
% of total revenues	35.8%	37.9%	37.5%
Gain on sale of investments	—	0.7	3.5

Income before interest and taxes	206.8	129.9	59.3
Interest expense	34.4	44.6	37.5
Interest income	5.8	1.7	1.1

Income before taxes	178.3	87.0	22.9
Income tax expense	66.6	28.4	8.2

Net income	$111.7	$58.6	$14.7

Diluted net income (loss) per common share	$1.85	$1.14	$(0.18)

Net Sales

        Our net sales in 2005 increased to $1,697.3 million from $1,460.2 million in 2004 and $1,425.7 million in 2003. Our 2005 net sales increase of $237.1 million over 2004 net sales was due principally to the net effect of the items described below.

        Net sales increases in 2005 included:

  •
  The addition of $100.5 million of net sales attributable to our Calvin Klein men's better sportswear line marketed to upscale specialty and department stores, which was launched for the Fall 2004 season, as well as the continued opening of Calvin Klein retail outlet stores in premium outlet malls. We currently intend to have as many as 85 to 90 Calvin Klein outlet stores by the end of 2008.

  •
  The addition of $79.2 million of net sales attributable to growth in our IZOD, Arrow and Van Heusen wholesale sportswear businesses.

  •
  The addition of $75.7 million of net sales attributable to growth in our wholesale dress shirt business, particularly from the BCBG Max Azria, BCBG Attitude, Sean John and Chaps lines, which were launched in the second half of 2004, and the Donald J. Trump Signature Collection line, which was launched in the first quarter of 2005, as well as growth in our core brands, Van Heusen, Arrow, Geoffrey Beene, IZOD, Eagle and Calvin Klein.

  •
  The addition of net sales attributable to a 6.0% sales increase in our Van Heusen, IZOD, Geoffrey Beene and Bass retail stores open at least two years, offset, in part, by a reduction in the overall number of stores in these divisions.

        Net sales decreases in 2005 included:

  •
  A $15.5 million net sales decline due to the elimination of our private label wholesale sportswear business and the discontinuation in 2004 of our sales of a licensed line of DKNY dress shirts.

        Our 2004 net sales increase of $34.5 million over 2003 net sales was due principally to the net effect of the items described below.

        Net sales increases in 2004 included:

  •
  The addition of $88.0 million of net sales attributable to the launch of our Calvin Klein men's better sportswear line, as well as the continued opening of Calvin Klein retail outlet stores in premium outlet malls.

  •
  The addition of $41.5 million attributable to growth in our IZOD and Arrow wholesale sportswear businesses.

  •
  The addition of $12.0 million attributable to growth in our wholesale dress shirt business, particularly from the launch in 2004 of five new labels: BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Sean John and Chaps.

        Net sales decreases in 2004 included:

  •
  The loss of the net sales attributable to the wholesale distribution of footwear, principally under the Bass brand, which in 2003 was $63.2 million. The Bass wholesale footwear business was transferred to a third party under a license agreement as of the first day of 2004.

  •
  The loss of the net sales attributable to the wholesale distribution of the Calvin Klein men's and women's high-end collection apparel businesses, which businesses were transferred at the end of 2003 to a third party under a license agreement. The net sales of these businesses were $20.9 million in 2003.

  •
  The loss of the net sales attributable to retail store closings, an 0.8% sales decline in our retail stores open at least two years and reduced wholesale sales of private label sportswear.

        Our net sales in 2006 are expected to increase 3% to 4% due principally to growth in our Calvin Klein men's better sportswear line, the continued opening of Calvin Klein retail outlet stores in premium outlet malls and increases in our wholesale sportswear business, particularly from our Arrow brand. These projected increases include the impact of the 2005 acquisition by Federated Department Stores, Inc. of The May Department Stores Company, as the combined company is closing certain of its stores and implementing a brand mix strategy that limits our sales opportunity to them.

Royalty and Other Revenues

        Royalty and other revenue increases over the prior year were $30.4 million and $38.1 million in 2005 and 2004, respectively. These increases were primarily attributable to increases of $19.2 million and $31.6 million in 2005 and 2004, respectively, in our Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees. Approximately 75% of the growth in Calvin Klein royalty revenue in 2005 was attributable to growth from existing licenses, with the remaining 25% stemming from new licenses. In particular, our existing licenses for jeanswear and fragrances generated significant increases. Royalty and other revenues for our other segments increased $11.2 million and $6.5 million in 2005 and 2004, respectively. The increase in 2005 was due principally to the royalties generated by the Arrow brand license agreements acquired as part of our acquisition of Arrow in December 2004. We currently expect that royalty and other revenues will increase 4% to 5% in 2006, both as a result of growth in the businesses of existing licensees as well as royalties generated from new license agreements.

Gross Profit on Total Revenues

        The following table shows our revenue mix between net sales and royalty and other revenues, as well as our gross profit as a percentage of total revenues for 2005, 2004 and 2003:

	2005	2004	2003
Net sales	88.9%	89.0%	90.9%
Royalty and other revenues	11.1%	11.0%	9.1%
Gross profit as a % of total revenues	46.7%	45.8%	41.1%

        The 90 basis point improvement in the 2005 gross profit on total revenues percentage compared with 2004 was due principally to overall lower product costs and the elimination of Arrow royalty costs in connection with our acquisition of Arrow in December 2004.

        The increase in the 2004 gross profit on total revenues percentage compared with 2003 was due principally to the increase in royalty and other revenues as a percentage of total revenues. Since royalty and other revenues do not carry a cost of sales, the gross profit percentage on such revenues is 100.0%. In addition to revenue mix, our gross profit percentage improvement in 2004 was enhanced by (i) a stronger retail environment for our outlet stores, which resulted in less promotional selling, (ii) stronger sell-throughs of our product in department stores, requiring less support under margin allowance arrangements with many of our department and specialty store customers and (iii) the exiting of the lower margin Bass wholesale and Calvin Klein Collection wholesale businesses at the end of 2003, as both businesses were transferred to third parties under license agreements which went into effect at the beginning of 2004.

        We currently expect that the gross profit on total revenues percentage will increase slightly in 2006 as royalty and other revenues should increase moderately as a percentage of total revenues. Additionally, we expect to realize lower product costs beginning in the latter part of the year resulting from the closing of our apparel manufacturing facility in Ozark, Alabama during the first half of the year.

Selling, General and Administrative (SG&A) Expenses

        Our SG&A expenses were as follows:

(in millions, except percentages)	2005	2004	2003
SG&A expenses	$684.2	$621.8	$588.6
% of total revenues	35.8%	37.9%	37.5%

        Our 2005 SG&A expenses as a percentage of total revenues decreased 210 basis points to 35.8% in 2005 from the prior year's 37.9%. This decrease was due principally to leveraging a 16% revenue increase against a 10% expense increase in 2005. The $62.4 million increase in 2005 SG&A expenses versus the prior year was due principally to the following: (i) additional expenses associated with operating our Calvin Klein businesses, including our Calvin Klein men's better sportswear line, which was launched in the second quarter of 2004, and additional Calvin Klein retail outlet store openings in premium outlet malls; (ii) additional operating expenses, including increased advertising expenses, in our wholesale dress shirt and sportswear businesses to support the sales growth mentioned previously and (iii) an increase in corporate and other expenses, including incentive compensation costs. Offsetting these increases, in part, was the absence of expenses incurred in 2004 associated with exiting our wholesale footwear business and other related costs, as the Bass wholesale footwear business was transferred to a third party under a license agreement as of the first day of 2004.

        Our 2004 SG&A expenses as a percentage of total revenues of 37.9% remained relatively flat compared with 37.5% in 2003. While significant Calvin Klein integration and retail store impairment costs that were incurred in 2003 did not recur in 2004, we incurred $12.6 million associated with exiting the wholesale footwear business and other related costs. In addition, our advertising expenses, principally for Calvin Klein, increased by $23.3 million in 2004.

        Our 2006 SG&A expenses as a percentage of total revenues are currently expected to increase approximately 100 basis points as we anticipate that we will incur approximately $10.0 million in costs associated with the closing of our apparel manufacturing facility in Ozark, Alabama and approximately $10.0 million in costs associated with the February 2006 departure of Mark Weber, our former Chief Executive Officer. Also impacting 2006 will be noncash stock option expense of approximately $10.0 million resulting from the requirement to expense stock options beginning in 2006. Partially offsetting these items will be expense savings in 2006 of approximately $9.0 million due to the closure at the end of 2005 of our Calvin Klein Collection stores in Dallas and Paris. Excluding the effect of these items, we expect that our 2006 SG&A expenses as a percentage of total revenues will decrease slightly compared to 2005.

Gain on Sale of Investments

        We did not sell any investments in 2005. In the first quarter of 2006, we sold minority interests held by one of our subsidiaries in certain entities that operated various licensed Calvin Klein jeans and sportswear businesses in Europe and Asia. We estimate that this will result in a pre-tax gain of approximately $31.0 million, which is net of related fees, amounts held in escrow and the carrying value of the investments.

        In 2004, we sold an investment in marketable securities for a pre-tax gain of $0.7 million. In 2003, we sold our minority interest in Gant Company AB for $17.2 million, net of related expenses, which resulted in a pre-tax gain of $3.5 million.

Interest Expense and Interest Income

        Interest expense in 2005 decreased to $34.4 million compared with $44.6 million in 2004. Interest expense in 2004 included a prepayment penalty of $7.3 million and the write-off of debt issuance costs of $2.1 million in connection with the purchase and redemption of our 9 1/2% senior subordinated notes due 2008 in February 2004. These notes were purchased and redeemed with the net proceeds of the issuance on February 18, 2004 of 7 1/4% senior unsecured notes. Excluding the effect of these items, 2005 interest expense was relatively flat compared with 2004. The 2005 interest income increase to $5.8 million compared with $1.7 million in 2004 was due principally to an increase in our average cash position during 2005 and an increase in interest rates over the prior year.

        Interest expense in 2004 increased to $44.6 million compared with $37.5 million in 2003 due to the prepayment penalty and write-off of debt issuance costs noted above. Excluding the effect of these items, 2004 interest expense was below 2003 levels due to the realization of the benefits of the lower interest rate of the 7 1/4% notes. The 2004 interest income of $1.7 million remained relatively flat compared with the 2003 amount of $1.1 million.

        Interest expense is expected to be relatively flat in 2006 as compared with 2005 while interest income is expected to increase approximately $7.0 million to $8.0 million as a result of the estimated increase in our average cash position during the year.

Income Taxes

        Income tax expense as a percentage of pre-tax income was as follows:

2005	2004	2003
37.3%	32.6%	35.8%

        The increased percentage for 2005 compared with 2004 related principally to a $3.0 million reduction in the valuation allowance for state net operating loss carryforwards recorded in 2004. Excluding the effect of the valuation allowance reduction, our income tax expense as a percentage of pre-tax income in 2004 would have been 36.1%.

        The decreased percentage for 2004 compared with 2003 related principally to non-deductible expenses included in 2003 pre-tax income related to the sale of our minority interest in Gant and the reduction in the valuation allowance for state net operating loss carryforwards noted above.

        We are currently undergoing examinations of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We have reserves for exposures we believe could result from these examinations. Any favorable or unfavorable result as compared with our reserves will affect our tax rate in the year it materializes. Excluding any such discrete items, we currently anticipate our 2006 tax expense as a percentage of pre-tax income will approximate the 2005 percentage of 37.3%.

Earnings Per Share

        Our calculation of earnings per share in 2005 was impacted by the voluntary conversion of a portion of our Series B convertible preferred stock by the holders of such stock into shares of common stock. Such shares of common stock were subsequently sold in a registered offering by the holders. In connection with these transactions, we made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12.9 million, and incurred certain costs, totaling $1.3 million, specifically related to the registered common stock offering. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it is estimated that we would have the right to convert the Series B convertible preferred stock, net of the present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In accordance with accounting principles generally accepted in the United States, the portion of our Series B convertible preferred stock that was converted was considered separately from the portion of our Series B convertible preferred stock that was not converted for purposes of our earnings per share calculation. Further, the aggregate $14.2 million inducement payment and offering costs were treated as a preferred stock dividend and attributed to the portion of our Series B convertible preferred stock that was converted. Note 15, "Earnings per Share," in the Notes to the Consolidated Financial Statements included in Item 8 of this report includes a further explanation and the calculation of net income per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

        Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments to Mr. Calvin Klein and dividends on our common stock and Series B convertible preferred stock.

Operations

        Cash provided by operating activities in 2005 was $189.4 million, which significantly exceeded our net income of $111.7 million, principally as a result of depreciation and amortization and deferred taxes. Included in cash provided by operating activities were contributions of $38.3 million to our qualified pension plans in 2005. In 2006, we expect our cash provided by operating activities to again exceed net income, due to depreciation and amortization, deferred taxes and noncash stock option expense resulting from the requirement to expense stock options beginning in 2006. This will be offset, in part, by increases in working capital and an expected increase in income tax payments due to exhausting certain net operating loss carryforwards. We do not currently intend to make any material contributions to our qualified pension plans in 2006.

Capital Expenditures

        Our capital expenditures in 2005 were $37.4 million. We currently expect capital expenditures in 2006 to be in a range of $40 million to $45 million, and decrease moderately thereafter, as the roll-out of our Calvin Klein stores in premium outlet centers will be substantially complete. Our capital expenditures are generally for information systems, warehouse and office facilities and retail outlet stores. As such, we have no long-term contractual commitments for capital expenditures.

Contingent Purchase Price Payments

        In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as an addition to goodwill and totaled $25.5 million in 2005. We currently expect that such payments will be $26 million to $28 million in 2006, and will continue to increase moderately thereafter.

Dividends

        During 2005, the holders of our Series B convertible preferred stock voluntarily converted a portion of such stock into shares of our common stock. The shares of common stock issued upon conversion were then sold in a registered offering by the holders. In connection with these transactions, we made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12.9 million, and incurred certain costs, totaling $1.3 million, in connection with the offering. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it is estimated that we would have the right to convert the Series B convertible preferred stock, net of the present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. Under accounting principles generally accepted in the United States, the aggregate $14.2 million inducement payment and offering costs were treated as a preferred stock dividend.

        Our Series B convertible preferred stock has a dividend rate of 8.0% per annum, payable in cash. If we elect not to pay a cash dividend for any quarter, the then-outstanding shares will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. We currently expect to pay the dividends on the Series B convertible preferred stock in cash for the foreseeable future. Based on the liquidation preference of $161.9 million as of January 29, 2006, cash dividends are expected to aggregate $13.2 million in 2006, which is a 53 week fiscal year, and $12.9 million in each 52 week fiscal year thereafter.

        Our common stock currently pays an annual dividend of $0.15 per share. Based on the number of shares of our common stock outstanding at January 29, 2006 and our estimates of stock option exercises in 2006, we project that cash dividends on our common stock in 2006 will be $6.3 million to $6.5 million.

Cash Flow Summary

        Our net cash flow in 2005 was $143.2 million. Cash flow in 2006 will be impacted by various other factors in addition to those noted above. For example, the exercise of stock options provided $52.6 million of cash in 2005. We currently estimate that 2006 will include $10.0 million to $15.0 million of cash from the exercise of stock options. In connection with the announced closing of our apparel manufacturing facility in Ozark, Alabama, we expect to incur cash expenditures of approximately $9.0 million in 2006 related to severance, employee termination benefits and facility closing costs. In addition, we expect to incur cash expenditures of approximately $10.0 million in 2006 in connection with the departure of Mark Weber, our former Chief Executive Officer. Offsetting these cash expenditures in 2006 will be cash receipts of approximately $31.0 million, net of amounts held in escrow and certain associated fees, generated by the sale by one of our subsidiaries of its minority interests in certain entities.

        We currently expect to generate $115.0 million to $125.0 million of cash flow in 2006. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, working capital requirements or other items, including acquisitions, could occur which could cause our cash flow to vary significantly from this estimate.

Financing Arrangements

        Our capital structure as of January 29, 2006 was as follows:

(in millions)
Long-term debt	$399.5
Series B convertible preferred stock	161.9
Stockholders' equity	610.7

        We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011. Our Series B convertible preferred stock has a conversion price of $14.00 per share, and based on current market conditions, and that redemption cannot be required until November 2013, we believe the Series B convertible preferred stock will be converted to common stock rather than redeemed. The preferred stockholders have the right to convert the remaining Series B convertible preferred stock to common stock at any time. Conversion may occur at our option after February 12, 2007, if the market value of our common stock equals or exceeds 225% of the conversion price then in effect for 60 consecutive trading days.

        For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, with a sublimit of $30.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During 2005, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding on any one date was $189.3 million. As of January 29, 2006, we had $156.1 million outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility in 2006.

        Our secured revolving credit facility requires us to maintain certain financial covenants, including a minimum level of availability under the secured revolving credit facility. If such minimum level is not maintained, we are then required to maintain a minimum ratio of (i) earnings before interest, taxes, depreciation, amortization and rent (EBITDAR) less capital expenditures paid in cash; cash dividends and cash distributions; Federal, state, local and foreign income taxes paid in cash and management fees paid during the period to (ii) Fixed Charge Expense for the period, which consists of principal payments of debt, cash interest expense and rent expense (as such terms are defined in the secured revolving credit facility).

        Our secured revolving credit facility also contains covenants that, subject to specified exceptions, may restrict or limit our ability to:

  •
  sell or dispose of assets, including equity interests;

  •
  make loans, advances or guarantees;

  •
  make investments;

  •
  declare and pay dividends;

  •
  engage in transactions with affiliates;

  •
  incur additional debt, prepay or modify existing debt;

  •
  incur liens;

  •
  engage in businesses that are not a related line of business; and

  •
  merge with or acquire other companies, liquidate or dissolve.

        Upon the occurrence of an event of default under our secured revolving credit facility, the lenders may cease making loans, terminate the secured revolving credit facility and declare all amounts outstanding to be immediately due and payable. The secured revolving credit facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenants described above.

        In addition, we are subject to similar covenants and restrictions in connection with our long-term debt agreements. As of January 29, 2006, we were in compliance with all financial and non-financial covenants.

        During 2005, Standard & Poor's raised our corporate credit rating to BB+ from BB, with a stable outlook. During the year, Moody's also raised our long term corporate credit rating to Ba3 from B1, with a positive outlook. Our credit ratings of BB+ from Standard & Poor's and Ba3 from Moody's contribute to our ability to successfully access capital markets. Given our capital structure and our projections for future profitability and cash flow, we believe we could obtain additional financing, if necessary, for refinancing our long-term debt or preferred stock, or, if opportunities present themselves, future acquisitions.

Contractual Obligations

        The following table summarizes, as of January 29, 2006, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2006	2007-2008	2009-2010	Thereafter
	(in millions)
Long-term debt	$400.0	$—	$—	$—	$400.0
Interest payments on long-term debt	280.9	30.8	61.6	61.6	126.9
Operating leases(1)	371.9	77.2	121.5	76.5	96.7
Inventory purchase commitments	233.1	233.1	—	—	—
Minimum contractual royalty payments(2)	30.5	9.5	16.8	4.2	—
Supplemental defined benefit plan(3)	31.3	0.9	2.7	2.6	25.1

Total contractual cash obligations	$1,347.7	$351.5	$202.6	$144.9	$648.7

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

        Not included in the above table are severance payments we are obligated to pay Mark Weber, our former Chief Executive Officer, in connection with his departure. Such payments are expected to aggregate approximately $8.0 million over the next three years.

        Not included in the above table are contingent purchase price payments we are obligated to pay Mr. Calvin Klein through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such payments were $25.5 million in 2005.

        Not included in the above table are contributions to our defined benefit qualified pension plans, or payments to employees and retirees in connection with our supplemental pension plan and postretirement health plan. Contractual cash obligations for these plans can not be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in more detail in Note 8, "Retirement and Benefit Plans," in the Notes to the Consolidated Financial Statements included in Item 8 of this report.

        Also not included in the above table are payments of cash dividends on our Series B convertible preferred stock. If we elect not to pay a cash dividend, then the Series B convertible preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid. We currently expect to pay the dividends on the Series B convertible preferred stock in cash for the forseeable future. Based on the liquidation preference of $161.9 million as of January 29, 2006, cash dividends are expected to aggregate $13.2 million in 2006, which is a 53-week fiscal year, and $12.9 million in each 52 week fiscal year thereafter. In addition, the preferred stockholders can require us to redeem for cash all of the then outstanding shares of Series B convertible preferred stock on or after November 1, 2013. Based on the conversion price of $14.00 per share, we believe the Series B convertible preferred stock will be converted to common stock rather than redeemed.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK—INTEREST AND EXCHANGE RATE SENSITIVITY

        Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed, therefore a change in rates would not have an effect on our interest expense. Note 7, "Long-Term Debt," in the Notes to the Consolidated Financial Statements included in Item 8 of this report outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of January 29, 2006, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.3 million.

        Substantially all of our sales and expenses are currently denominated in United States dollars. However, certain of our operations and license agreements expose us to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro and the Yen. Our principal exposure to changes in exchange rates for the United States dollar results from our licensing business. Many of our license agreements require the licensee to report sales to us in their local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rates during and up to the last day of the selling period. During times of a strengthening United States dollar, our foreign royalty revenues will be negatively impacted, and during times of a weakening United States dollar, our foreign royalty revenues will be favorably impacted.

        Not all foreign license agreements expose us to foreign exchange risk. Many of our foreign license agreements specify that contractual minimums be paid in United States dollars. Thus, for foreign license agreements where the licensee's sales do not exceed contractual minimums, the licensee, not us, assumes the risk of changes in exchange rates.

        Also somewhat mitigating our exposure to changes in the exchange rate for the Euro is our Calvin Klein administrative office in Milan, Italy. During times of a strengthening United States dollar against the Euro, the United States dollar impact of our Milan expenses will be favorably impacted, and during times of a weakening United States dollar against the Euro, our Milan expenses will effectively increase.

        Due to the fact that foreign royalties comprise about half of our total royalty revenues which themselves are only 11% of our total revenues, changes in the exchange rate for the United States dollar have not had a material effect on our financial position or results of operations.

SEASONALITY

        Our business generally follows a seasonal pattern. Our dress shirt and sportswear wholesale businesses generate higher levels of sales and income in the first and third quarters, as the selling of Spring and Fall merchandise to our customers occurs at higher levels as these selling seasons begin. Royalty and other revenues tend to be earned somewhat evenly throughout the year. The third quarter has the highest level of royalty income, due to higher sales by licensees in advance of the holiday selling season.

        The aggregate effect of our seasonality is that our first and third quarters have the highest levels of revenues and income. Revenues in the second and fourth quarters are relatively equal, but earnings in the fourth quarter are lower as a result of significant holiday marketing costs, as well as post-holiday promotional selling and inventory clearance activity.

ACCOUNTING POLICY CHANGES

        In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, "Inventory Costs." FASB Statement No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. FASB Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As such, we will adopt the provisions of FASB Statement No. 151 in the first quarter of 2006. We do not expect this to have a material impact on our consolidated financial statements.

        In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." FASB Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. FASB Statement No. 123R is effective for the first annual period beginning after June 15, 2005. As such, we will adopt the requirements of FASB Statement No. 123R on a prospective basis beginning in the first quarter of 2006. We estimate that adoption of FASB Statement No. 123R in 2006 will decrease our full year 2006 net income per diluted common share by approximately $0.10 to $0.11, dependent, in part, on the timing and amount of any future stock option grants.

        In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period." FASB Staff Position No. FAS 13-1 requires that rental costs associated with operating leases that are incurred during a construction period be recognized as rental expense and allocated over the lease term in accordance with the guidance in FASB Statement No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." FASB Staff Position No. FAS 13-1 is effective with reporting periods beginning after December 15, 2005. As such, we will adopt the provisions of FASB staff position No. FAS 13-1 in the first quarter of 2006. We do not expect this to have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, "Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements included in Item 8 of this report. We believe that the following are the more critical judgmental areas in the application of our accounting policies that currently affect our financial position and results of operations:

        Sales allowances and returns—We have arrangements with many of our department and specialty store customers to support their sales of our products. We establish accruals which, based on a review of the individual customer arrangements and the expected performance of our products in their stores, we believe will be required to satisfy our sales allowance obligations. We also establish accruals, which are partly based on historical data, that we believe are necessary to provide for inventory returns. It is possible that the accrual estimates could vary from actual results, which would require adjustment to the allowance and returns accruals.

        Inventories—Inventories related to our wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to our retail operations, comprised entirely of finished goods, are valued at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Based on a review of current business trends, inventory agings and discontinued merchandise categories, a further adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. We believe that all inventory writedowns required at January 29, 2006 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

        Asset impairments—In each of the last three years, we determined that the long-lived assets in various retail outlet stores and certain other locations were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated the related undiscounted future cash flows and the fair value of each asset. The undiscounted future cash flows for each asset were estimated using current sales trends and other assumptions. If different assumptions had been used for future sales trends, the number of assets resulting in impairment could have been significantly higher or lower. Note 14, "Activity Exit Costs and Asset Impairments," in the Notes to the Consolidated Financial Statements included in Item 8 of this report includes a further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

        Allowance for doubtful accounts—Accounts receivable as shown on our Consolidated Balance Sheets is net of an allowance for doubtful accounts. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial position of our customers and an evaluation of economic conditions. Any significant changes to the above factors could impact our financial position and results of operations.

        Income taxes—We have deferred tax assets related to tax loss and credit carryforwards which begin to expire principally in 2010. Realization of these carryforwards is primarily dependent upon the achievement of future taxable income. Based on the expiration dates and projections of future taxable income, we have determined that realization of certain of these assets relating to state net operating loss carryforwards is not likely. If future conditions require a change in judgment as to realization, it is possible that material adjustments to these deferred tax assets may be required. Additionally, we are subject to examination of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities. Based on our assessments, we establish reserves for those amounts that we deem will result in future liabilities related to these examinations. If the actual outcomes resulting from these examinations vary from our expectations, adjustments to the reserves could be required.

        Goodwill and other intangible assets—Goodwill and other indefinitely lived intangible assets are tested for impairment based on fair value. These tests are performed annually, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss could have a material adverse impact on our financial position and results of operations. Performance of the goodwill impairment tests requires significant judgments regarding the allocation of net assets to the reporting unit level, which is the level at which the impairment tests are required. The determination of whether an impairment exists also depends on, among other factors, the estimated fair value of the reporting units, which itself depends in part on market conditions.

        Medical claims accrual—We self-insure a significant portion of our employee medical costs. Based on trends and the number of covered employees, we record estimates of medical claims which have been incurred but not paid. Although our claims experience has not displayed substantial volatility in the past, actual experience could materially vary from our past trends in the future, which could require an adjustment to the medical claims accrual.

        Pension benefits—Included in the calculations of expense and liability for our pension plans are various assumptions, including return on assets, discount rate and future compensation increases. Note 8, "Retirement and Benefit Plans," in the Notes to the Consolidated Financial Statements included in Item 8 of this report sets forth the significant rate assumptions used in performing certain calculations related to our pension plans. Based on these assumptions, and due in large part to decreases in discount rates and the poor performance of United States equity markets in recent years, we have significant unrecognized costs for our pension plans. Depending on future asset performance and discount rates, such costs could be required to be amortized in the future which could have a material effect on future pension expense. We are currently estimating that our 2006 pension expense will be approximately $5.0 million lower than our 2005 pension expense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Information with respect to Quantitative and Qualitative Disclosures About Market Risk appears under the heading "Market Risk—Interest and Exchange Rate Sensitivity" in Item 7.

Item 8. Financial Statements and Supplementary Data

        See page F-1 of this report for a listing of the consolidated financial statements and supplementary data included in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. Based on our evaluation, our management concluded that our disclosure controls and procedures over financial reporting are adequate.

  Management's Report on Internal Control over Financial Reporting

        Management's report on internal control over financial reporting and our independent registered public accounting firm's audit report on our assessment of our internal control over financial reporting can be found on pages F-32 and F-33.

  Changes in Internal Control over Financial Reporting

        We did not identify any changes in our internal control over financial reporting during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled "Election of Directors" in our proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2006. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2006. Information with respect to our executive officers is contained in the section entitled "Executive Officers of the Registrant" in Part I, Item 1 of this report. Information with respect to our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the section entitled "Election of Directors" in our proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2006.

Item 11. Executive Compensation

        Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled "Executive Compensation" and "Compensation Committee Report on Executive Compensation" in our proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" in our proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2006.

Item 13. Certain Relationships and Related Transactions

        Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the sections entitled "Election of Directors" and "Compensation of Directors" in our proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2006.

Item 14. Principal Accounting Fees and Services

        Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled "Selection of Auditors" in our proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	See page F-1 for a listing of the consolidated financial statements included in Item 8 of this report.
(a)(2)	See page F-1 for a listing of consolidated financial statement schedules submitted as part of this report.
(a)(3)	The following exhibits are included in this report:
Exhibit Number
2.1	Stock Purchase Agreement, dated December 17, 2002, among Phillips-Van Heusen Corporation, Calvin Klein, Inc., Calvin Klein (Europe), Inc., Calvin Klein (Europe II) Corp., Calvin Klein Europe S.r.l., CK Service Corp., Calvin Klein, Barry Schwartz, Trust for the Benefit of the Issue of Calvin Klein, Trust for the Benefit of the Issue of Barry Schwartz, Stephanie Schwartz-Ferdman and Jonathan Schwartz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 20, 2002). The registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1977).
3.2	Amendment to Certificate of Incorporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1985).
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

3.10	By-laws of Phillips-Van Heusen Corporation, as amended through March 3, 2005 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on March 8, 2005).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1981).
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
*10.11	Phillips-Van Heusen Corporation 1997 Stock Option Plan option certificate (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the period ended January 30, 2005).
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
*10.15	Phillips-Van Heusen Corporation 2000 Stock Option Plan option certificate (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the period ended January 30, 2005).
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
*10.19	Phillips-Van Heusen Corporation 2003 Stock Option Plan option certificate (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the period ended January 30, 2005).
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
*10.29
Employment Agreement, dated as of March 4, 2003, between Mark Weber and Phillips-Van Heusen Corporation; Amended and Restated Employment Agreement, dated as of March 3, 2005, between Mark Weber and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the period ended January 30, 2005).
*10.30
Employment Agreement, dated as of March 4, 2003, between Emanuel Chirico and Phillips-Van Heusen Corporation; Amended and Restated Employment Agreement, dated as of March 3, 2005, between Emanuel Chirico and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the period ended January 30, 2005).
*10.31
Employment Agreement, dated as of March 4, 2003, between Allen Sirkin and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the period ended January 30, 2005).

*10.32
Employment Agreement, dated as of March 4, 2003, between Francis K. Duane and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the period ended January 30, 2005).
*10.33
Employment Agreement, dated as of March 4, 2003, between Michael Zaccaro and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the period ended January 30, 2005).
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
*10.35
Employment Agreement, dated as of April 12, 2004, between Bruce J. Klatsky and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2004); amendment to Employment Agreement, dated as of March 3, 2005, between Bruce J. Klatsky and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the period ended January 30, 2005); amendment to Employment Agreement, dated as of December 16, 2005, between Bruce J. Klatsky and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 21, 2005).
10.36
Purchase Agreement, dated as of November 22, 2004, among Cluett American Corp., Consumer Direct Corporation, Cluett Peabody Holding Corp., Phillips-Van Heusen Corporation, and Cluett American Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 16, 2004).
10.37
Amended and Restated Revolving Credit Agreement, dated as of December 15, 2004, among PVH, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com inc., G.H. Bass Franchises Inc., CD Group Inc., PVH CK Stores, Inc., PVH Ohio, Inc., PVH Michigan, Inc., PVH Pennsylvania, Inc., PVH Wholesale New Jersey, Inc., PVH Retail Management Company and the lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Joint Lead Arranger and Sole Bookrunner, Fleet Retail Group, Inc., as Joint Lead Arranger and Co- Syndication Agent, Sun Trust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and General Electric Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on December 16, 2004).
10.38
Conversion Agreement, dated as of July 14, 2005, by and among Phillips-Van Heusen Corporation and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 20, 2005).

10.39
Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco, Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 22, 2005).
10.40
Release Agreement, dated as of February 27, 2006, between Mark Weber and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 3, 2006).
10.41
Termination Letter, dated as of February 27, 2006, from Phillips-Van Heusen Corporation to Mark Weber (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 3, 2006).
*10.42	Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, effective as of April 21, 2005 (incorporated by reference to Exhibit A to our Definitive Schedule 14A, filed on May 2, 2005).
*10.43	Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of April 21, 2005 (incorporated by reference to Exhibit B to our Definitive Schedule 14A, filed on May 2, 2005).
+*10.44	Employment Agreement, dated as of January 1, 2004, between P. Thomas Murry and Phillips-Van Heusen Corporation.
+*10.45	Employment Agreement, dated as of March 4, 2003, between Michael Shaffer and Phillips-Van Heusen Corporation.
+21	Phillips-Van Heusen Subsidiaries.
+23	Consent of Independent Auditors.
+31.1	Certification Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
+31.2	Certification Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
+32.1	Certification Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350.
+32.2	Certification Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350.

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

(c)
Financial Statement Schedules: See page F-1 for a listing of the consolidated financial statement schedules submitted as part of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2006

PHILLIPS-VAN HEUSEN CORPORATION
By:	/s/ EMANUEL CHIRICO Emanuel Chirico Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL CHIRICO Emanuel Chirico	Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2006
/s/ MICHAEL SHAFFER Michael Shaffer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 13, 2006
/s/ VINCENT A. RUSSO Vincent A. Russo	Vice President and Controller (Principal Accounting Officer)	April 13, 2006
/s/ BRUCE J. KLATSKY Bruce J. Klatsky	Chairman (Director)	April 13, 2006
/s/ EDWARD H. COHEN Edward H. Cohen	Director	April 13, 2006
/s/ JOSEPH B. FULLER Joseph B. Fuller	Director	April 13, 2006
/s/ JOEL H. GOLDBERG Joel H. Goldberg	Director	April 13, 2006

/s/ MARC GROSMAN Marc Grosman	Director	April 13, 2006
/s/ HARRY N.S. LEE Harry N.S. Lee	Director	April 13, 2006
/s/ BRUCE MAGGIN Bruce Maggin	Director	April 13, 2006
/s/ HENRY NASELLA Henry Nasella	Director	April 13, 2006
/s/ CHRISTIAN NÄTHER Christian Näther	Director	April 13, 2006
/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	April 13, 2006

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements—Years Ended January 29, 2006, January 30, 2005 and February 1, 2004	F-2
Consolidated Balance Sheets—January 29, 2006 and January 30, 2005	F-3
Consolidated Statements of Cash Flows—Years Ended January 29, 2006, January 30, 2005 and February 1, 2004	F-4
Consolidated Statements of Changes in Stockholders' Equity—Years Ended January 29, 2006, January 30, 2005 and February 1, 2004	F-5
Notes to Consolidated Financial Statements	F-6
Selected Quarterly Financial Data (Unaudited)	F-32
Management's Report on Internal Control Over Financial Reporting	F-33
Reports of Independent Registered Public Accounting Firm	F-34
Ten Year Financial Summary	F-36

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II—Valuation and Qualifying Accounts	F-40

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	2005	2004	2003
Net sales	$1,697,254	$1,460,235	$1,425,716
Royalty and other revenues	211,594	181,193	143,120

Total revenues	1,908,848	1,641,428	1,568,836
Cost of goods sold	1,017,793	890,437	924,477

Gross profit	891,055	750,991	644,359
Selling, general and administrative expenses	684,209	621,855	588,577
Gain on sale of investments	—	743	3,496

Income before interest and taxes	206,846	129,879	59,278
Interest expense	34,390	44,643	37,476
Interest income	5,813	1,786	1,104

Income before taxes	178,269	87,022	22,906
Income tax expense	66,581	28,407	8,200

Net income	111,688	58,615	14,706
Preferred stock dividends on convertible stock	12,918	21,122	20,027
Preferred stock dividends on converted stock	2,051	—	—
Inducement payment and offering costs	14,205	—	—

Net income (loss) available to common stockholders	$82,514	$37,493	$(5,321)

Basic net income (loss) per common share	$2.15	$1.20	$(0.18)

Diluted net income (loss) per common share	$1.85	$1.14	$(0.18)

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 29, 2006	January 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$267,357	$124,114
Accounts receivable, net of allowances for doubtful accounts of $3,111 and $3,085	96,757	93,447
Inventories	257,719	242,885
Prepaid expenses	18,122	18,975
Other, including deferred taxes of $23,435 and $13,666	23,693	13,943

Total Current Assets	663,648	493,364
Property, Plant and Equipment, net	158,492	154,630
Goodwill	199,999	174,518
Tradenames	612,966	612,772
Perpetual License Rights	86,000	86,000
Other Intangible Assets	420	480
Other Assets	25,914	27,818

	$1,747,439	$1,549,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$61,596	$54,531
Accrued expenses	145,269	133,405
Deferred revenue	17,751	20,557

Total Current Liabilities	224,616	208,493
Long-Term Debt	399,525	399,512
Other Liabilities, including deferred taxes of $232,484 and $187,199	350,710	312,805
Series B convertible preferred stock, par value $100 per share; 10,000 shares authorized; 6,116 and 10,000 shares issued and outstanding	161,926	264,746
Stockholders' Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized, including Series B convertible (125,000 shares designated as Series A; 15,000 shares undesignated); no Series A or undesignated shares outstanding	—	—
Common stock, par value $1 per share; 100,000,000 shares authorized; 43,236,485 and 32,452,403 shares issued	43,236	32,452
Additional capital	346,061	185,670
Retained earnings	255,360	178,507
Accumulated other comprehensive loss	(33,995)	(32,024)

	610,662	364,605
Less: 39,685 shares of common stock held in treasury as of January 30, 2005—at cost	—	(579)

Total Stockholders' Equity	610,662	364,026

	$1,747,439	$1,549,582

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	2005	2004	2003
Operating activities
Net income	$111,688	$58,615	$14,706
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	31,519	28,972	25,750
Amortization	3,962	3,050	2,820
Deferred taxes	51,871	23,649	3,944
Impairment of long-lived assets	1,032	528	12,147
Prepayment penalty on early extinguishment of debt	—	7,293	—
Changes in operating assets and liabilities:
Accounts receivable	(3,310)	3,244	3,603
Inventories	(14,834)	(24,457)	27,039
Accounts payable, accrued expenses and deferred revenue	16,123	26,074	(17,316)
Prepaid expenses	853	4,123	(9,465)
Other, net	(9,519)	11,558	(7,005)

Net Cash Provided By Operating Activities	189,385	142,649	56,223

Investing activities
Purchase of property, plant and equipment	(37,443)	(46,195)	(31,970)
Acquisition of Arrow, including related fees	(194)	(70,539)	—
Contingent purchase price payments to Mr. Calvin Klein	(25,481)	(22,246)	(16,955)
Investment in minority interests	(768)	—	—
Sale of investments	—	743	17,234
Acquisition of Calvin Klein, net of acquired cash	—	—	(401,565)

Net Cash Used By Investing Activities	(63,886)	(138,237)	(433,256)

Financing activities
Proceeds from exercise of stock options	52,648	24,758	3,577
Acquisition of treasury shares	(69)	(125)	(68)
Cash dividends on common stock	(5,661)	(4,635)	(4,555)
Cash dividends on convertible preferred stock	(12,918)	(21,122)	—
Cash dividends on converted preferred stock	(2,051)	—	—
Inducement payment and offering costs	(14,205)	—	—
Purchase and redemption, including prepayment penalty, of 9 1/2% senior subordinated notes	—	(157,293)	—
Proceeds from issuance of 7 1/4% senior unsecured notes, net of related fees	—	145,131	—
Proceeds from issuance of 10% secured term loan	—	—	125,000
Repayment of 10% secured term loan	—	—	(125,000)
Proceeds from issuance of 8 1/8% senior unsecured notes, net of related fees	—	—	144,696
Proceeds from issuance of Series B convertible preferred stock, net of related fees	—	—	249,250
Proceeds from revolving line of credit	—	—	16,500
Payments on revolving line of credit	—	—	(16,500)

Net Cash Provided (Used) By Financing Activities	17,744	(13,286)	392,900

Increase (decrease) in cash	143,243	(8,874)	15,867
Cash at beginning of year	124,114	132,988	117,121

Cash at end of year	$267,357	$124,114	$132,988

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

	Common Stock
					Accumulated Other Comprehensive Loss
	Shares	$1 par Value	Additional Capital	Retained Earnings		Treasury Stock	Stockholders' Equity
February 2, 2003	27,812,954	$27,813	$123,645	$155,525	$(34,370)	$(386)	$272,227
Net income				14,706			14,706
Minimum pension liability, net of tax benefit of $400					(530)		(530)
Foreign currency translation adjustments, net of tax benefit of $111					(181)		(181)

Total comprehensive income							13,995
Stock options exercised	296,864	297	3,280				3,577
Tax benefit from exercise of stock options			371				371
Issuance of common stock and warrant related to Calvin Klein acquisition	2,535,926	2,536	28,101				30,637
Common stock dividends				(4,555)			(4,555)
Convertible preferred stock dividends				(20,027)			(20,027)
Acquisition of 4,464 treasury shares						(68)	(68)

February 1, 2004	30,645,744	30,646	155,397	145,649	(35,081)	(454)	296,157
Net income				58,615			58,615
Minimum pension liability, net of tax expense of $1,856					3,013		3,013
Foreign currency translation adjustments, net of tax expense of $27					44		44

Total comprehensive income							61,672
Stock options exercised	1,806,659	1,806	22,952				24,758
Tax benefit from exercise of stock options			7,321				7,321
Common stock dividends				(4,635)			(4,635)
Convertible preferred stock dividends				(21,122)			(21,122)
Acquisition of 6,640 treasury shares						(125)	(125)

January 30, 2005	32,452,403	32,452	185,670	178,507	(32,024)	(579)	364,026
Net income				111,688			111,688
Minimum pension liability, net of tax benefit of $1,129					(1,842)		(1,842)
Foreign currency translation adjustments, net of tax benefit of $79					(129)		(129)

Total comprehensive income							109,717
Stock options exercised	3,482,064	3,482	49,166				52,648
Tax benefit from exercise of stock options			16,355				16,355
Common stock dividends				(5,661)			(5,661)
Convertible preferred stock dividends				(12,918)			(12,918)
Converted preferred stock dividends				(2,051)			(2,051)
Inducement payment and offering costs				(14,205)			(14,205)
Acquisition of 2,616 treasury shares						(69)	(69)
Conversion of convertible preferred stock	7,302,018	7,302	94,870			648	102,820

January 29, 2006	43,236,485	$43,236	$346,061	$255,360	$(33,995)	$—	$610,662

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of Phillips-Van Heusen Corporation and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

        Fiscal Year—Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. Results for 2005, 2004 and 2003 represent the 52 weeks ended January 29, 2006, January 30, 2005 and February 1, 2004, respectively.

        Reclassifications—For comparative purposes, certain prior period amounts have been reclassified to conform to the current period's presentation.

        Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        Goodwill and Other Intangible Assets—Goodwill is tested for impairment annually, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Under Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets," reporting units are defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Under these criteria, as of January 29, 2006, the Company had nine reporting units. The Company's goodwill relates to and is directly assigned to three of its reporting units. An impairment loss would be recognized if the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. The estimated fair value of a reporting unit is calculated based on the reporting unit's percentage contribution of earnings to the Company and applied to the estimated fair market value of the Company.

        Indefinitely lived intangible assets not subject to amortization are tested for impairment annually, and between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life, which are thus subject to amortization, are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset, which is determined using the estimated undiscounted cash flows associated with the asset's use.

        No impairment of goodwill or other intangible assets resulted from the Company's required annual impairment tests in 2005, 2004 and 2003.

        Asset Impairments—The Company reviews for and records impairment losses on long-lived assets (excluding goodwill and other indefinitely lived intangible assets) in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets.

        Inventories—Inventories related to our wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to our retail operations, comprised entirely of finished goods, are valued at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel inventories of $136,978 (2005) and $128,004 (2004) is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At January 29, 2006 and January 30, 2005, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

        Property, Plant and Equipment—Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is as follows: Buildings and building improvements: 15-40 years; machinery, software and equipment: 2-10 years; furniture and fixtures: 7-10 years. Fixtures located in third party customer locations ("shops within a store") and their related costs are depreciated over three years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. In certain circumstances, contractual renewal options are considered when determining the term of the related lease. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred.

        Deferred Rent Obligations and Contributions from Landlords—The Company accounts for rent expense under non-cancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. In addition, the Company receives build out contributions from landlords primarily as an incentive for the Company to lease retail store space from the landlords. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

        Revenue Recognition—Sales are recognized upon shipment of products to customers since title passes upon shipment and, in the case of sales by the Company's outlet stores, when goods are sold to consumers. Allowances for estimated returns and discounts are provided when sales are recorded. Revenue from gift cards is recognized at the time of redemption. Royalty revenue for licensees whose sales exceed contractual sales minimums, including licensee contributions toward advertising, is recognized when licensed products are sold by the Company's licensees. For licensees whose sales do not exceed contractual sales minimums, royalty revenue is recognized based on contractual minimums.

        Accounts Receivable—Accounts receivable as shown on the Consolidated Balance Sheets is net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial condition of the Company's customers and an evaluation of economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. Costs associated with potential returns of products as well as allowable customer markdowns and operational chargebacks, net of the expected recoveries, are part of the provision for allowances included in accounts receivable. These provisions result from divisional seasonal negotiations, as well as historic deduction trends net of expected recoveries, and the evaluation of current market conditions.

        Cost of Sales and Selling, General and Administrative Expenses—Costs associated with the production and procurement of product are included in cost of sales, including inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs and other product procurement related charges. All other expenses, excluding interest and income taxes, are included in selling, general and administrative expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities and payroll.

        Sales Incentives—The Company uses certain sales incentive programs related to the Company's retail operations, such as a customer loyalty program and the issuance of coupons. The Company's loyalty program is structured such that customers receive gift cards for future use after specified levels of spending are achieved. Costs associated with the Company's loyalty program are recorded ratably as a cost of sales based on enrolled customers' spending. Costs associated with coupons are recorded as a reduction of revenue at the time of coupon redemption.

        Advertising—Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer's advertising expenditures, are treated as a reduction of revenue. Advertising expenses totaled $105,875 (2005), $88,063 (2004) and $64,803 (2003).

        Shipping and Handling Fees and Costs—Shipping and handling fees billed to customers are included in net sales. Internal and external shipping and handling costs are included in cost of sales. Such costs include inbound freight costs, inspection costs, internal transfer costs and other product procurement related charges.

        Income Taxes—The Company has recorded its provision for income taxes under the asset and liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect at the time such differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        Foreign Currency Translations—The consolidated financial statements of the Company are prepared in United States dollars, as this is the currency of the primary economic environment in which the Company operates, and the vast majority of its revenue is received and expenses are disbursed in United States dollars. Where the functional currency of business units is not the United States dollar, balance sheet accounts are translated at the current exchange rate and income statement transactions are translated at the average exchange rate for the period. Adjustments resulting from translating the financial statements of business units which do not use the United States dollar as their functional currency are recorded in stockholders' equity as a component of accumulated other comprehensive loss.

        Stock-Based Compensation—The Company accounts for its stock options under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under APB Opinion No. 25, the Company does not recognize compensation expense because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.

        The following table illustrates the effect on net income and net income (loss) per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

	2005	2004	2003
Net income—as reported	$111,688	$58,615	$14,706
Deduct: Stock-based compensation expense determined under fair value method, net of related tax effects	7,762	8,006	3,385

Net income—as adjusted	$103,926	$50,609	$11,321

Net income (loss) per common share:
Basic—as reported	$2.15	$1.20	$(0.18)

Diluted—as reported	$1.85	$1.14	$(0.18)

Basic—as adjusted	$1.95	$0.95	$(0.29)

Diluted—as adjusted	$1.70	$0.90	$(0.29)

        The assumptions used to calculate the fair value of stock options at their grant dates are presented in Note 11, "Stockholders' Equity."

        New Accounting Standards—In November 2004, the FASB issued Statement No. 151, "Inventory Costs." FASB Statement No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. FASB Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As such, the Company will adopt the provisions of FASB Statement No. 151 in the first quarter of 2006. The Company does not expect this to have a material impact on the Company's consolidated financial statements.

        In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." FASB Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. FASB Statement No. 123R is effective for the first annual period beginning after June 15, 2005. As such, the Company will adopt the requirements of FASB Statement No. 123R on a prospective basis beginning in the first quarter of 2006. The Company estimates that adoption of FASB Statement No. 123R in 2006 will decrease the Company's full year 2006 diluted net income per common share by approximately $0.10 to $0.11, dependent, in part, on the timing and amount of any future stock option grants.

        In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period." FASB Staff Position No. FAS 13-1 requires that rental costs associated with operating leases that are incurred during a construction period be recognized as rental expense and allocated over the lease term in accordance with the guidance in FASB Statement No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." FASB Staff Position No. FAS 13-1 is effective with reporting periods beginning after December 15, 2005. As such, the Company will adopt the provisions of FASB Staff Position No. 13-1 in the first quarter of 2006. The Company does not expect this to have a material impact on the Company's consolidated financial statements.

2.    ACQUISITION OF ARROW

        On December 10, 2004, the Company acquired the Arrow brand worldwide and the related licensing business from affiliates of Cluett American Group, Inc. for $70,539 in cash. The Company incurred additional costs of $194 in 2005 in connection with the acquisition. The transaction consisted of the acquisition from Cluett American Corp., Consumer Direct Corporation and Cluett Peabody Holding Corp. of all of the outstanding shares of common stock of Cluett Peabody Resources Corporation ("Resources") and Cluett Peabody & Co., Inc. ("CP&Co."). Resources is the worldwide owner of the Arrow trademark, principally for apparel, footwear and related goods, and certain related marks. CP&Co. licenses the Arrow marks from Resources and, in turn, licenses them to third parties throughout the world. Prior to the acquisition the Company had been licensing the Arrow marks in the United States from Resources and CP&Co. since mid-2000 for use on and in connection with men's and boys' dress shirts and sportswear.

3.    ACQUISITION OF CALVIN KLEIN

        On February 12, 2003, the Company purchased all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. The Company paid $401,565 in cash, net of $6,435 cash acquired, and issued 2,536 shares of the Company's common stock, valued at $30,000, in connection with the acquisition. The purchase price also included, in consideration of Mr. Calvin Klein's sale to the Company of all of his rights under a design services letter agreement with Calvin Klein, Inc., a nine-year warrant in favor of Mr. Klein to purchase 320 shares of the Company's common stock at $28.00 per share, which the Company valued at $637 using the Black-Scholes model, and contingent purchase price payments for 15 years based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as additions to goodwill.

4.     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, are summarized as follows:

	2005	2004
Land	$1,090	$1,090
Buildings and building improvements	27,665	27,341
Machinery, software and equipment	162,948	158,879
Furniture and fixtures	100,291	91,298
Shops within a store	7,789	5,294
Leasehold improvements	90,155	80,418

Property, plant and equipment, gross	389,938	364,320
Less: Accumulated depreciation	(231,446)	(209,690)

Property, plant and equipment, net	$158,492	$154,630

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill, by segment, are as follows:

	Wholesale	Calvin Klein Licensing	Total
Balance as of February 1, 2004	$94,742	$63,977	$158,719
Calvin Klein acquisition liability adjustment	—	(3,784)	(3,784)
Realization of acquisition tax loss carryforwards	(2,663)	—	(2,663)
Contingent purchase price payments to Mr. Calvin Klein	—	22,246	22,246

Balance as of January 30, 2005	92,079	82,439	174,518
Contingent purchase price payments to Mr. Calvin Klein	—	25,481	25,481

Balance as of January 29, 2006	$92,079	$107,920	$199,999

        As of February 1, 2004, January 30, 2005 and January 29, 2006, no goodwill was associated with the Retail Apparel and Related Products or the Retail Footwear and Related Products segments.

        In 2000, the Company acquired net operating loss carryforwards in connection with the acquisition of certain license agreements and recorded a valuation allowance for such carryforwards. In 2004, the Company determined that realization of these loss carryforwards was more likely than not, and the valuation allowance of $2,663 was reversed as a reduction of goodwill.

        Intangible assets subject to amortization consist of a covenant not to compete with balances as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Balance as of February 1, 2004	$600	$60	$540
Amortization	—	60	(60)

Balance as of January 30, 2005	600	120	480
Amortization	—	60	(60)

Balance as of January 29, 2006	$600	$180	$420

        Amortization expense is expected to be $60 in each of the next seven years.

        Intangible assets not subject to amortization consist of the following:

	2005	2004
Tradenames	$612,966	$612,772
Perpetual license rights	86,000	86,000

Total	$698,966	$698,772

        At the end of 2005, accumulated amortization was $16,849 for goodwill and $647 for other intangible assets. At the end of 2004, accumulated amortization was $16,849 for goodwill and $587 for other intangible assets.

6.     SALE OF INVESTMENTS

        In 2004, the Company sold an investment in marketable securities for $743.

        In 2003, the Company sold its minority interest in Gant Company AB for $17,234, net of related fees, which resulted in a pre-tax gain of $3,496.

7.     LONG-TERM DEBT

        Long-term debt is as follows:

	2005	2004
7 1/4% senior unsecured notes due 2011	$150,000	$150,000
8 1/8% senior unsecured notes due 2013	150,000	150,000
7 3/4% debentures due 2023	99,525	99,512

Total	$399,525	$399,512

        On February 18, 2004, the Company issued $150,000 of senior unsecured notes due 2011. The net proceeds of the offering after related fees were $145,131. The notes accrue interest at the rate of 7 1/4% per annum, which is payable semi-annually. The Company used the net proceeds of the issuance of the 7 1/4% senior unsecured notes and available cash to purchase and redeem its 9 1/2% senior subordinated notes due 2008. The total cash paid for purchase and redemption, including a prepayment penalty, was $157,293. The fair value of the 7 1/4% senior unsecured notes on January 29, 2006, based on current market price, was approximately $152,250. In connection with the 7 1/4% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to make restricted payments, as defined in the indenture governing the notes, including cash dividends.

        In connection with the Calvin Klein acquisition, the Company entered into a 10% secured term loan agreement for $125,000 with the holders of the Company's Series B convertible preferred stock. On May 5, 2003, the Company issued $150,000 of senior unsecured notes due 2013. The net proceeds of the offering after related fees were $144,696. The Company used a portion of the net proceeds of the issuance to repay the $125,000 10% secured term loan from the holders of the Series B convertible preferred stock, plus accrued interest. The notes accrue interest at the rate of 8 1/8% per annum, which is payable semi-annually. The fair value of these notes on January 29, 2006, based on current market price, was approximately $157,875. In connection with the 8 1/8% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to make restricted payments, as defined in the indenture governing the notes, including cash dividends.

        The Company issued $100,000 of 7 3/4% debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. Interest is payable semi-annually. The fair value of these debentures on January 29, 2006, based on current market price, was approximately $104,375. In connection with the debentures, the Company must maintain a certain level of stockholders' equity in order to make restricted payments, as defined in the indenture governing the debentures, including cash dividends.

        The Company has a secured revolving credit facility which provides for revolving credit borrowings, as well as the issuance of letters of credit. The Company may, at its option, borrow and repay amounts up to a maximum of $325,000 under both the revolving credit borrowings and the issuance of letters of credit, with a sublimit of $30,000 for standby letters of credit and with no sublimit on trade letters of credit. Advances under the Revolving Credit Agreement are also limited to a borrowing base consisting of specified percentages of eligible categories of assets. Borrowing spreads and letters of credit fees are based on spreads above LIBOR and other available interest rates, with the spreads changing based upon a pricing grid. For example, revolving credit spreads range from 0 to 25 basis points over prime on prime rate loans, 125 to 225 basis points over LIBOR on LIBOR rate loans and 75 to 150 basis points on outstanding letters of credit. All outstanding borrowings and letters of credit under this credit facility are due December 15, 2009. As of January 29, 2006, the Company had no borrowings and $156,118 outstanding letters of credit under this facility.

        In connection with the revolving credit facility, the 7 3/4% debentures due 2023 and the Company's obligation to pay contingent purchase price payments to Mr. Calvin Klein (as further discussed in Note 3, "Acquisition of Calvin Klein"), substantially all of the Company's assets have been pledged as collateral.

        Interest paid was $32,507 (2005), $39,459 (2004) and $32,993 (2003). 2004 interest paid includes a $7,293 prepayment penalty on the early extinguishment of debt.

        There are no scheduled maturities of long-term debt until 2011.

8.     RETIREMENT AND BENEFIT PLANS

        The Company has noncontributory defined benefit pension plans covering substantially all United States employees meeting certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service. It is the Company's policy to fund pension cost annually in an amount consistent with Federal law and regulations.

        The Company also has an unfunded supplemental defined benefit pension plan which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires lump sum payments to vested employees upon employment termination or retirement, or shortly thereafter.

        The Company and its domestic subsidiaries also provide certain postretirement health care and life insurance benefits. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

        On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 into law. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance on accounting for the Medicare subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This guidance is effective for periods beginning after June 15, 2004. The benefits provided by the Company's postretirement plan are actuarially equivalent to Medicare Part D. As such, the Company has included the effects of the Medicare subsidy in measuring the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost for 2005.

        The measurement date used to determine pension and postretirement measurements for the pension plans and postretirement plan for each year is December 31.

        Following is a reconciliation of the changes in the projected benefit obligation (pension plans) and the accumulated postretirement benefit obligation (postretirement plan) for each of the last two years:

	Pension Plans		Postretirement Plan
	2005	2004	2005	2004
Beginning of year	$216,060	$194,755	$39,639	$38,997
Service cost	6,055	5,176	—	—
Interest cost	13,105	12,262	1,698	2,341
Settlement payments	(8,925)	—	—	—
Special termination benefits	432	—	211	—
Benefit payments	(8,872)	(9,504)	—	—
Benefit payments, net of retiree contributions	—	—	(2,755)	(2,471)
Reflection of Medicare subsidy	—	—	(1,644)	—
Actuarial loss (gain)	14,680	12,586	(8,578)	772
Plan amendments	—	785	—	—

End of year	$232,535	$216,060	$28,571	$39,639

        Settlement payments in 2005 relate to the Company's supplemental pension plan and resulted principally from the retirement of Bruce J. Klatsky, the Company's Chairman and former Chief Executive Officer. The special termination benefits for the pension and postretirement plans in 2005 relate to Mr. Klatsky's retirement.

        The effects of the Medicare subsidy on the interest cost and actuarial loss components included in the above table were immaterial for 2005.

        The accumulated benefit obligation for the pension plans was $218,551 and $203,586 at the end of 2005 and 2004, respectively.

        Following is a reconciliation of the fair value of the assets held by the Company's pension plans for each of the last two years:

	2005	2004
Beginning of year	$161,277	$127,092
Actual return, net of plan expenses	10,955	18,307
Benefit payments	(8,872)	(9,504)
Settlement payments	(8,925)	—
Company contributions	11,425	25,382

End of year	$165,860	$161,277

        The pension plan assets are invested with the objective of being able to meet current and future benefit payment needs, while controlling pension expense volatility and future contributions. Plan assets are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation is approximately 55% United States equities, 15% international equities and 30% fixed income investments. The following table illustrates the percentage of the fair value of total pension plan assets for each major category:

	2005	2004
United States equities	60%	61%
International equities	17%	16%
Fixed income investments	23%	23%

Total	100%	100%

        Certain of the Company's pension plans, including the unfunded supplemental pension plan, have projected and accumulated benefit obligations in excess of plan assets as follows:

	2005	2004
Aggregate projected benefit obligation	$232,535	$211,896
Aggregate fair value of related plan assets	165,860	157,090
Aggregate accumulated benefit obligation	214,288	196,707
Aggregate fair value of related plan assets	161,490	153,695

        Net benefit cost recognized in each of the last three years is as follows:

	Pension Plans			Postretirement Plan
	2005	2004	2003	2005	2004	2003
Service cost, including plan expenses	$6,215	$5,336	$4,156	$—	$—	$—
Interest cost	13,105	12,262	11,514	1,698	2,341	2,444
Amortization of net loss	8,455	6,976	3,867	400	1,238	1,166
Expected return on plan assets	(13,155)	(12,535)	(11,796)	—	—	—
Amortization of prior service cost	1,567	1,981	1,856	(444)	(444)	(444)
Settlement loss	3,949	—	—	—	—	—
Special termination benefits	432	—	—	211	—	—

Total	$20,568	$14,020	$9,597	$1,865	$3,135	$3,166

        The settlement loss in 2005 resulted principally from the retirement of Bruce J. Klatsky, the Company's Chairman and former Chief Executive Officer.

        Following is a reconciliation of the projected benefit obligation (pension plans) and the accumulated postretirement benefit obligation (postretirement plan) at the end of each of the last two years to the amounts recognized on the Company's Consolidated Balance Sheets:

	Pension Plans		Postretirement Plan
	2005	2004	2005	2004
Projected benefit obligation	$232,535	$216,060	$28,571	$39,639
Unrecognized prior service cost	(806)	(2,373)	3,991	4,435
Unrecognized losses	(68,943)	(64,626)	(6,740)	(17,362)
Employer contributions made after December 31	(30,215)	(3,323)	(178)	(204)
Minimum pension liability	54,402	51,431	—	—
Plan assets at fair value	(165,860)	(161,277)	—	—

Amount recognized in other liabilities	$21,113	$35,892	$25,644	$26,508

        During 2006, the Company expects to make payments of approximately $4,800 from its supplemental pension plan to Mark Weber, the Company's former Chief Executive Officer, in connection with his departure from the Company in February 2006. Currently, the Company does not expect to make any material contributions to its qualified pension plans and expects to make contributions of approximately $2,700 to its postretirement plan in 2006. Expected benefit payments associated with the Company's pension plans, and expected benefit payments net of retiree contributions associated with the Company's postretirement plan, are as follows:

		Postretirement Plan
	Pension Plans	Excluding Medicare Subsidy Receipts	Expected Medicare Subsidy Receipts
2006	$10,035	$2,865	$(186)
2007	11,221	2,921	(192)
2008	11,252	2,939	(194)
2009	12,424	2,984	(195)
2010	12,940	2,982	(190)
2011-2015	88,985	13,100	(816)

        The health care cost trend rate assumed for 2006 is 9.5% and is assumed to decrease by 0.5% per year through 2015. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2005 and on the accumulated postretirement benefit obligation at January 29, 2006 would be as follows:

	1% Increase	1% Decrease
Impact on service and interest cost	$128	$(114)
Impact on year-end accumulated postretirement benefit obligation	$2,253	$(1,998)

        Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2005	2004	2003
Discount rate	5.92%	6.00%	6.25%
Rate of increase in compensation levels (applies to pension plans only)	4.00%	4.00%	4.00%
Long-term rate of return on assets (applies to pension plans only)	8.25%	8.25%	8.25%

        To develop the expected weighted average long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

        In addition to the defined benefit pension plans described above, the Company has an unfunded supplemental defined benefit plan covering 23 current and retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. At January 29, 2006 and January 30, 2005, $15,859 and $16,913, respectively, are included in other liabilities as the accrued cost of this plan.

        The Company has a savings and retirement plan and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. Matching contributions were $4,388 (2005), $3,706 (2004) and $3,863 (2003).

9.    INCOME TAXES

        Income taxes consist of:

	2005	2004	2003
Federal:
Current	$9,649	$696	$—
Deferred	47,340	25,760	3,944
State, foreign and local:
Current	5,061	4,062	4,256
Deferred	4,531	(2,111)	—

Total	$66,581	$28,407	$8,200

        Included as deferred tax expense for 2005 is a $16,355 current tax benefit from the exercise of stock options.

        Taxes paid were $7,472 (2005), $4,138 (2004) and $4,389 (2003).

        The approximate tax effect of items giving rise to the deferred income tax liability recognized in the Company's Consolidated Balance Sheets is as follows:

	2005	2004
Depreciation and amortization	$(15,821)	$(19,534)
Employee compensation and benefits	11,644	18,330
Tax loss and credit carryforwards	43,368	61,877
Minimum pension liability	20,673	19,544
Book versus tax basis difference related to identifiable intangible assets	(231,800)	(231,800)
Acquisition costs	(25,948)	(13,528)
Other, net	(4,880)	(2,348)

Subtotal	(202,764)	(167,459)
Valuation allowance for state net operating loss carryforwards	(6,285)	(6,074)

Total	$(209,049)	$(173,533)

        As of the end of 2005, the Company has utilized all of its Federal net operating loss carryforwards. Included in the tax loss and credit carryforwards at the end of 2005 are $7,660 of state net operating loss carryforwards and Federal credit carryforwards of $35,708. Of the Federal amount, $18,527 is alternative minimum tax credits which never expire under the current Internal Revenue Code. The balance of the Federal credit carryforwards expires principally between 2010 and 2020.

        The Company has a valuation allowance for state net operating loss carryforwards for which the Company believes realization is unlikely. In 2004, the Company determined that net operating loss carryforwards in certain states would be utilized against 2004 taxable income, resulting in a current state tax benefit of $905, and additional net operating loss carryforwards in those states would more likely than not be utilized against future taxable income, resulting in a deferred state tax benefit of $2,111. As a result, the total reduction in the state net operating loss carryforwards valuation allowance in 2004 was $3,016, which reduced income tax expense.

        A reconciliation of the statutory Federal income tax to the income tax expense is as follows:

	2005	2004	2003
Statutory 35% Federal tax	$62,394	$30,458	$8,017
State and local income taxes, net of Federal income tax benefit	4,122	683	656
Other, net	65	(2,734)	(473)

Income tax expense	$66,581	$28,407	$8,200

        Other, net in 2004 includes a $2,111 reduction in the valuation allowance for state net operating loss carryforwards.

        The domestic and foreign components of income before provision for income taxes are as follows:

	2005	2004	2003
Domestic	$184,090	$89,363	$33,249
Foreign	(5,821)	(2,341)	(10,343)

Total	$178,269	$87,022	$22,906

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed by President Bush. The AJCA provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated (as defined by the AJCA) in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The repatriation provision did not have any impact on the Company's consolidated financial statements.

10.    SERIES B CONVERTIBLE PREFERRED STOCK

        In connection with the Calvin Klein acquisition, the Company issued $250,000 of Series B convertible preferred stock. The Series B convertible preferred stock has a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly, in cash. If the Company elects not to pay a cash dividend for any quarter, then the Series B convertible preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend had been paid.

        During the second quarter of 2005, the holders of the Series B convertible preferred stock voluntarily converted an aggregate of $102,820 of the Series B convertible preferred stock, or 39% of the liquidation value of the Series B preferred stock prior to conversion, into 7,344 shares of the Company's common stock. In connection with the conversion of the Series B convertible preferred stock by the preferred stockholders and their subsequent sale of the 7,344 shares of common stock received upon conversion, the Company made an inducement payment to the preferred stockholders in the amount of $1.75 per share of common stock, or an aggregate of $12,853. The inducement payment was based on the net present value of the dividends that the Company would have been obligated to pay the preferred stockholders through the earliest date on which it is estimated that the Company would have the right to convert the Series B convertible preferred stock, net of the present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In addition, the Company incurred certain costs, totaling $1,352, specifically related to the registered common stock offering.

        As of January 29, 2006, the liquidation preference of the shares of Series B convertible preferred stock remaining outstanding was $161,926. Conversion of the remaining outstanding Series B convertible preferred stock may occur any time at the option of the preferred stockholders. Conversion may occur at the Company's option after February 12, 2007, if the market value of the Company's common stock equals or exceeds 225% of the conversion price then in effect for 60 consecutive trading days.

        The preferred stockholders can require the Company to redeem for cash all of the then outstanding shares of Series B convertible preferred stock on or after November 1, 2013. On all matters put to a vote to holders of the Company's common stock, each holder of shares of the Series B convertible preferred stock is entitled to the number of votes equal to the number of shares of the Company's common stock that would be issued upon conversion of the holders' shares of Series B convertible preferred stock.

        Prior to the conversion of a portion of the Series B convertible preferred stock during the second quarter of 2005, the preferred stockholders had the right to elect separately as a class three directors and to have one of their directors serve on the audit, compensation, nominating and executive committees of the Company's Board of Directors, subject to applicable law, rule and regulation; current regulation precludes service on the audit committee. In connection with the conversion, the remaining preferred stockholders agreed to reduce their right to elect directors of the Company from three directors to two directors and to further reduce this right to one director if they did not have more than one director elected as of December 31, 2005. The remaining preferred stockholders did not elect an additional director as of December 31, 2005 and, as such, only one such director can be and is currently elected.

11.    STOCKHOLDERS' EQUITY

        Preferred Stock Rights—On June 10, 1986, the Company's Board of Directors declared a distribution of one Right (the "Rights") to purchase Series A Cumulative Participating Preferred Stock, par value $100 per share, for each outstanding share of the Company's common stock. As a result of subsequent stock splits, each outstanding share of the Company's common stock now carries with it one-fifth (1/5) of one Right.

        Under certain circumstances, each Right will entitle the registered holder to acquire from the Company one one-hundredth (1/100) of a share of said Series A Preferred Stock at an exercise price of $100 per fractional share. The Rights will be exercisable, except in certain circumstances, commencing ten days following a public announcement that (i) a person or group has acquired or obtained the right to acquire 20% or more of the Company's common stock, in a transaction not approved by the Company's Board of Directors or (ii) a person or group has commenced or intends to commence a tender offer for 30% or more of the Company's common stock (the "Distribution Date"). Rights held by any person or group triggering the exercisability of the Rights and their affiliates become void and unexercisable upon the occurrence of the triggering event.

        If the Company is the surviving corporation in a merger or other business combination then, under certain circumstances, each holder of a Right will have the right to receive upon exercise the number of shares of the Company's common stock having a market value equal to two times the exercise price of the Right.

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

Stock Option Plans

        Service-Based Stock Options—The Company grants non-qualified and incentive stock options ("ISOs") that are service-based. Options are granted with an exercise price equal to the closing price of the Company's common stock on the date of grant. ISOs and non-qualified options granted have a ten-year duration. Depending upon which plan options have been granted under, options are cumulatively exercisable in either three installments commencing three years after the date of grant or in four installments commencing one year after the date of grant.

        For purposes of the disclosure requirements of FASB Statement No. 148, as illustrated in Note 1, "Summary of Significant Accounting Policies," the Company estimated the fair value of stock options granted at the date of grant using the Black-Scholes model. For purposes of the required disclosures, the estimated fair value of the options is then amortized to expense on a straight-line basis.

        The following summarizes the assumptions used to estimate the fair value of service-based stock options granted in each year:

	2005	2004	2003
Weighted average risk-free interest rate	4.13%	3.76%	3.48%
Expected option life	6 Years	6 Years	6 Years
Weighted average expected volatility	25.9%	26.9%	29.5%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average estimated fair value per share of options granted	$10.08	$5.89	$3.79

        Other data with respect to service-based stock options follows:

	Options	Range of Exercise Prices Per Option			Weighted Average Price Per Option
Outstanding at February 2, 2003	4,866	$6.81	-	$31.63	$12.62
Granted	1,038	12.34	-	16.70	12.55
Exercised	297	6.81	-	15.13	12.05
Cancelled	284	9.38	-	31.63	13.09

Outstanding at February 1, 2004	5,323	6.81	-	27.88	12.61
Granted	1,079	16.81	-	25.14	18.96
Exercised	1,401	6.81	-	16.55	12.24
Cancelled	130	9.38	-	27.88	15.68

Outstanding at January 30, 2005	4,871	6.81	-	25.14	14.04
Granted	1,732	25.88	-	35.63	31.16
Exercised	2,138	6.81	-	19.10	12.84
Cancelled	81	9.38	-	25.88	18.61

Outstanding at January 29, 2006	4,384	$7.38	-	$35.63	$21.31

        Additional information regarding service-based stock options outstanding at January 29, 2006 follows:

Range of Exercise Prices Per Option	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Option Outstanding	Number of Options Exercisable	Weighted Average Exercise Price Per Option Exercisable
$ 7.38-$13.00	808	6.1	$11.46	499	$10.93
$13.06-$16.70	963	4.8	14.16	772	14.02
$17.22-$19.50	894	8.2	18.92	167	18.93
$20.99-$31.67	814	9.2	26.64	3	23.95
$31.75-$35.63	905	9.9	35.27	—	—

	4,384	7.6	$21.31	1,441	$13.54

        Performance-Based Stock Options—The Company made grants in 2004 of 1,750 performance-based, non-qualified stock options to Bruce J. Klatsky, the Company's Chairman and former Chief Executive Officer. The options were granted with an exercise price of $18.75. The options had a seven-year duration and vesting was partly contingent upon a 20-day average stock price of the Company's common stock. When the Company's 20-day average stock price reached $22.50, 50% of the options vested. When the Company's 20-day average stock price reached $25.00, 75% of the options vested. When the Company's 20-day average stock price reached $27.50, 100% of the options vested. If these targets had not been achieved, the options would have fully vested six years after the date of grant. As of January 29, 2006, 100% of these options had vested and were exercised.

        For purposes of the disclosure requirements of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as illustrated in Note 1, "Summary of Significant Accounting Policies," the Company estimated the fair value of stock options granted at the date of grant using the Black-Scholes model.

        The following summarizes the assumptions used to estimate the fair value of performance-based stock options granted:

2004
Weighted average risk-free interest rate	2.57%
Weighted average expected option life	3.6 Years
Weighted average expected volatility	26.3%
Expected annual dividends per share	$0.15
Weighted average estimated fair value per share of options granted	$4.16

        During 2004, 406 of the 1,750 performance-based, non-qualified stock options issued to Mr. Klatsky were exercised, leaving 1,344 outstanding. 907 of such stock options were exercisable at January 30, 2005, with a remaining contractual life of 6.2 years. During 2005, the remaining 1,344 of these stock options were exercised.

        Total stock options available for grant at January 29, 2006 and January 30, 2005 amounted to 1,265 and 2,920 shares, respectively.

12.    COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

        The following table sets forth the detail of accumulated other comprehensive loss, net of related taxes:

	2005	2004
Minimum pension liability adjustment	$(33,729)	$(31,887)
Foreign currency translation adjustment	(266)	(137)

Total	$(33,995)	$(32,024)

13.    LEASES

        The Company leases retail stores, warehouses, showrooms, office space and equipment. The leases, excluding equipment leases, generally provide for the payment of real estate taxes and certain other occupancy expenses. Retail store leases generally are renewable and provide for the payment of percentage rentals based on store sales and other costs associated with the leased property.

        At January 29, 2006, minimum annual rental commitments under non-cancelable operating leases are as follows:

2006	$77,180
2007	65,363
2008	56,151
2009	43,824
2010	32,687
Thereafter	96,672

Total minimum lease payments	$371,877

        The Company's retail store leases represent $203,830 of the total minimum lease payments. The Company's Calvin Klein administrative offices and showrooms represent $43,389 of the total minimum lease payments. The Company's corporate, apparel and footwear administrative offices and showrooms located in New York, New York and Bridgewater, New Jersey represent $42,919 and $55,531 of the total minimum lease payments, respectively.

        At January 29, 2006, aggregate future minimum rentals to be received under non-cancelable subleases are $5,000.

        Rent expense is as follows:

	2005	2004	2003
Minimum	$87,373	$80,306	$75,626
Percentage and other	14,192	14,701	14,015
Less: Sublease rental income	(1,907)	(1,022)	—

Total	$99,658	$93,985	$89,641

14.    ACTIVITY EXIT COSTS AND ASSET IMPAIRMENTS

Activity Exit Costs

        At the end of 2005, the Company closed its Calvin Klein Collection store in Paris.

        Costs associated with closing the store are as follows:

	Total Expected to be Incurred	Incurred in 2005	Liability at 1/29/06
Severance and termination benefits	$775	$775	$775
Lease termination costs	1,777	1,777	1,777

Total	$2,552	$2,552	$2,552

        Under FASB Statement No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," lease termination costs were recorded based on their estimated fair value when the store was closed.

        The costs associated with closing the store are included in selling, general and administrative expenses of the Retail Apparel and Related Products segment.

Asset Impairments

        During 2005, Federated Department Stores, Inc. acquired The May Department Stores Company. In connection with the acquisition, Federated announced its intention to divest certain of its locations beginning in 2006. The Company has identifiable long-lived assets, consisting of shops within stores (fixtures located in third party customer locations) in certain of the locations to be divested. This was an impairment indicator which caused the Company to evaluate whether the net book value of these long-lived assets was recoverable. In the fourth quarter of 2005, the Company determined that the long-lived assets in 46 locations were not recoverable and recorded an impairment of $443. This amount is included in selling, general and administrative expenses of the Wholesale segment. Since the long-lived assets are related to locations to be divested, there were deemed to be no future cash flows associated with the long-lived assets in these locations. As such, the impairment recorded was equal to the net book value of the long-lived assets in these locations.

        During 2005 and 2004, the level of profitability in certain of the Company's retail outlet stores was an impairment indicator which caused the Company to evaluate whether the net book value of the long-lived assets in the stores was recoverable. Based on the evaluations, the Company determined that the long-lived assets were not recoverable and recorded impairments of $589 and $528 in 2005 and 2004, respectively. These amounts are included in selling, general and administrative expenses of the Retail Apparel and Related Products segment. These determinations were made by comparing each store's expected undiscounted future cash flows to the carrying amount of the long-lived assets. Since the long-lived assets in each store were deemed not recoverable, the net book value of the long-lived assets in excess of the fair value was written off. Fair value was estimated based on net present value of the future cash flows expected from these stores.

        During 2003, the Company's retail outlet stores were under significant competitive pressure, which resulted in negative same store sale comparisons and reduced overall profitability. This condition was an impairment indicator which caused the Company to evaluate its portfolio of stores to determine whether the net book value of the long-lived assets in the stores was recoverable. Based on this evaluation, during 2003, the Company determined that the long-lived assets in approximately 200 stores were not recoverable and recorded an impairment of $9,017. Of this amount, $2,623 is included in selling, general and administrative expenses of the Retail Footwear and Related Products segment and $6,394 is included in selling, general and administrative expenses of the Retail Apparel and Related Products segment, respectively. This determination was made by comparing each store's expected undiscounted future cash flows to the carrying amount of the long-lived assets, and for each store in which the long-lived assets were not deemed recoverable, the net book value of the long-lived assets in excess of the fair value was written off. Fair value was estimated based on the Company's past experience in disposing of leasehold improvements of stores which it has closed.

        In 2003, the Company announced the licensing of the Bass brand for wholesale distribution of footwear to Brown Shoe Company, Inc. and the Company's exiting of the wholesale footwear business. This action was an impairment indicator which caused the Company to evaluate whether the net book value of the long-lived assets relating to the wholesale footwear business, which principally included leasehold improvements in the South Portland, Maine facility and various information systems that specifically supported the Company's wholesale footwear business, was recoverable. Based on this evaluation, during 2003, the Company determined that the long-lived assets were not recoverable and recorded an impairment of $3,130. This amount is included in selling, general and administrative expenses of the Wholesale segment. Since the long-lived assets related to the exiting of the wholesale footwear business, no future cash flows were expected from the impaired assets and the impairment recorded was equal to the net book value of these long-lived assets.

15.    EARNINGS PER SHARE

        The Company computed its basic and diluted net income (loss) per common share as follows:

	2005	2004	2003
Net income	$111,688	$58,615	$14,706
Less:
Preferred stock dividends on convertible stock	12,918	21,122	20,027
Preferred stock dividends on converted stock	2,051	—	—
Inducement payment and offering costs	14,205	—	—

Net income (loss) available to common stockholders for basic net income (loss) per common share	$82,514	$37,493	$(5,321)

Add back preferred stock dividends on convertible stock	12,918	21,122	—
Net income (loss) available to common stockholders for diluted net income (loss) per common share	$95,432	$58,615	$(5,321)

Weighted average common shares outstanding for basic net income (loss) per common share	38,297	31,117	30,314
Impact of dilutive stock options	1,803	1,610	—
Impact of dilutive warrant	29	—	—
Impact of assumed convertible preferred stock conversion	11,566	18,910	—

Total shares for diluted net income (loss) per common share	51,695	51,637	30,314

Basic net income (loss) per common share	$2.15	$1.20	$(0.18)

Diluted net income (loss) per common share	$1.85	$1.14	$(0.18)

        During the second quarter of 2005, the holders of the Company's Series B convertible preferred stock completed a voluntary conversion of a portion of such stock into shares of the Company's common stock. Such shares of common stock were subsequently sold in a registered offering by the holders. In connection with these transactions, the Company made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12,853, and incurred certain costs, totaling $1,352, specifically related to the registered common stock offering. As set forth in Emerging Issues Task Force (EITF) Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," when convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income available to common stockholders in the calculation of net income per common share. As such, the inducement payment and offering costs paid by the Company in connection with the conversion and subsequent registered common stock offering resulted in a reduction of net income available to common stockholders for the year ended January 29, 2006.

        Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share are as follows:

	2005	2004	2003
Antidilutive securities	186	1,081	1,654

        In addition, for 2003, stock options to purchase 695 common shares, which would have been dilutive had net income available to common stockholders been positive, were excluded from the computation of diluted net loss per common share because 2003 net income available to common stockholders was a loss; the inclusion of such dilutive stock options would have been antidilutive to the net loss per common share computation.

        As set forth in EITF Topic D-53, "Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock," when a company effects an induced conversion of only a portion of a class of the company's then-outstanding preferred stock, any excess consideration should be attributed to the converted shares, and the converted shares should be considered separately from the shares that were not converted for purposes of applying the "if-converted" method of calculating diluted net income per common share from the beginning of the period. As such, for purposes of the Company's computation of diluted net income per common share for 2005, the portion of the Company's Series B convertible preferred stock that was converted was considered separately from the portion of the Company's Series B convertible preferred stock that was not converted. The inducement payment and offering costs paid by the Company in connection with the conversion and subsequent registered common stock offering were attributed to the portion of the Company's Series B convertible preferred stock that was converted. As a result, conversion of the portion of the Company's Series B convertible preferred stock that was converted into 3,347 weighted average common shares outstanding for 2005 was not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive. Additionally, conversion of the Company's Series B convertible preferred stock into 17,930 shares of common stock for 2003 was not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive.

16.    NONCASH INVESTING AND FINANCING TRANSACTIONS

        Omitted from the Financing Activities section of the Consolidated Statement of Cash Flows for 2005 was a decrease in Series B convertible preferred stock of $102,820, an increase in common stock of $7,302, an increase in additional capital of $94,870 and a decrease in treasury stock of $648 associated with the conversion of a portion of the Company's Series B convertible preferred stock. Note 10, "Series B Convertible Preferred Stock," includes a further discussion of the conversion of the Company's Series B convertible preferred stock.

        Omitted from the Investing Activities and Financing Activities sections of the Consolidated Statement of Cash Flows for 2003 were certain noncash transactions related to the Calvin Klein acquisition. As part of the purchase price, the Company issued shares of its common stock, valued at $30,000, to the selling shareholders. In addition, the Company issued a nine-year warrant to purchase the Company's common stock at an exercise price of $28.00 to Mr. Calvin Klein, valued at $637. Note 3, "Acquisition of Calvin Klein," includes a further discussion of the consideration paid by the Company in connection with the acquisition.

        Omitted from the Financing Activities section of the Consolidated Statement of Cash Flows for 2003 were preferred dividends of $20,027 on the Company's Series B convertible preferred stock, as the Company elected not to pay a cash dividend in each of the first three quarters of 2003.

17.    SEGMENT DATA

        The Company manages its operations through its operating divisions, which are aggregated into four reportable segments: Wholesale, Retail Apparel and Related Products, Retail Footwear and Related Products and Calvin Klein Licensing.

        Wholesale Segment—The Company aggregates its wholesale dress shirt and sportswear divisions into the Wholesale segment. This segment derives revenues primarily from marketing dress shirts and sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps, Sean John and Donald J. Trump Signature Collection to department, mid-tier department and specialty stores. In addition, this segment includes the operations of the Company's G.H. Bass wholesale footwear division, which was exited at the end of 2003.

        Retail Apparel and Related Products Segment—The Company aggregates its Van Heusen, Izod, Geoffrey Beene and Calvin Klein retail outlet divisions into the Retail Apparel and Related Products segment. This segment derives revenues principally from operating retail stores, primarily in the outlet channel of distribution, which sell apparel and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene and Calvin Klein. In addition, the Company aggregates the results of its Calvin Klein Collection Retail division into the Retail Apparel and Related Products segment. This division sells Calvin Klein Collection branded high-end collection apparel and accessories through the Company's own full price retail stores, which during 2003, 2004 and 2005 were located in New York City, Dallas and Paris. The stores in Dallas and Paris were closed in the fourth quarter of 2005.

        Retail Footwear and Related Products Segment—This segment represents the results of the Company's Bass Retail division. This division derives revenues principally from operating retail stores, primarily in the outlet channel of distribution, which sell footwear, apparel and accessories under the Bass brand name.

        Calvin Klein Licensing Segment—The Company aggregates the results of its Calvin Klein licensing and advertising divisions into the Calvin Klein Licensing segment. This segment derives revenues from licensing and similar arrangements worldwide relating to the use by third parties of the Calvin Klein Collection, ck Calvin Klein and Calvin Klein brands for a broad array of products and retail services.

        Prior to 2005, the Company aggregated its divisions into two segments: (i) Calvin Klein Licensing segment and (ii) Apparel and Related Products segment. As a result of the communication with the U.S. Securities and Exchange Commission described below, the Company re-evaluated the way it aggregated its operating divisions into its reportable segments under FASB Statement No. 131. The Apparel and Related Products segment has been disaggregated into the Wholesale, Retail Apparel and Related Products, and Retail Footwear and Related Products segments described above. Prior year segment data has been reclassified for this change.

        In the first quarter of 2006, the U.S. Securities and Exchange Commission requested certain information from the Company in connection with an ordinary course review of the Company's Form 10-K for fiscal 2004. In connection therewith, the SEC questioned the Company's segment aggregation. The Company believes the four reportable segments described above satisfy the requirements of FASB Statement No. 131. As of April 13, 2006, the Company and the SEC are continuing to discuss the Company's segment reporting. If, as a result of these discussions, it is concluded that further segment disaggregation is appropriate, the Company would report its segments differently in the future and would file an amendment to this Form 10-K.

        The following tables present summarized information by segment:

	2005	2004		2003
Revenues—Wholesale
Net sales	$888,732	$728,334		$711,988
Royalty and other revenues	23,797	12,742		9,026

Total	912,529	741,076		721,014
Revenues—Retail Apparel and Related Products
Net sales	556,355	467,019		416,292
Royalty and other revenues	7,387	7,380		5,202

Total	563,742	474,399		421,494
Revenues—Retail Footwear and Related Products
Net sales	252,167	264,882		276,571
Royalty and other revenues	700	560		—

Total	252,867	265,442		276,571
Revenues—Calvin Klein Licensing
Net sales	—	—		20,865
Royalty and other revenues	179,710	160,511		128,892

Total	179,710	160,511		149,757
Total Revenues
Net sales	1,697,254	1,460,235		1,425,716
Royalty and other revenues	211,594	181,193		143,120

Total(1)	$1,908,848	$1,641,428		$1,568,836

Operating income—Wholesale	$135,573	$80,686	(2)	$65,407	(5)
Operating income (loss)—Retail Apparel and Related Products	27,710	12,587	(3)	(3,864	)(6)
Operating income—Retail Footwear and Related Products	10,760	6,522	(4)	7,434	(7)
Operating income—Calvin Klein Licensing	74,751	63,204		15,025	(8)
Corporate expenses(9)	41,948	33,120		24,724

Income before interest and taxes	$206,846	$129,879		$59,278

(1)
No single customer accounted for greater than 10% of the Company's revenues in 2004 or 2003. In 2005, Federated acquired May. The combined company accounted for 13.7% of the Company's revenues in 2005, reported in the Wholesale segment.

(2)
Operating income for the Wholesale segment in 2004 includes $12,643 of costs associated with exiting the wholesale footwear business and related costs.

(3)
Operating income for the Retail Apparel and Related Products segment in 2004 includes $985 of costs associated with the closing of certain retail outlet stores.

(4)
Operating income for the Retail Footwear and Related Products segment in 2004 includes $405 of costs associated with the closing of certain retail outlet stores.

(5)
Operating income for the Wholesale segment in 2003 includes $9,599 of costs associated with exiting the wholesale footwear business and related costs.

(6)
Operating loss for the Retail Apparel and Related Products segment in 2003 includes $7,899 of costs associated with the impairment and closing of certain retail outlet stores.

(7)
Operating income for the Retail Footwear and Related Products segment in 2003 includes $3,241 of costs associated with the impairment and closing of certain retail outlet stores.

(8)
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

(9)
Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Corporate expenses in 2004 and 2003 include a pre-tax gain of $743 and $3,496, respectively, related to the Company's sale of investments.

	2005	2004	2003
Identifiable Assets
Wholesale	$401,050	$391,289	$301,418
Retail Apparel and Related Products	176,570	172,101	148,132
Retail Footwear and Related Products	55,260	59,583	74,193
Calvin Klein Licensing	684,125	651,612	627,613
Corporate	430,434	274,997	287,927

Total	$1,747,439	$1,549,582	$1,439,283

Depreciation and Amortization
Wholesale	$10,518	$9,211	$8,018
Retail Apparel and Related Products	13,288	11,101	10,033
Retail Footwear and Related Products	5,366	5,805	6,076
Calvin Klein Licensing	1,861	2,017	1,459
Corporate	4,448	3,888	2,984

Total	$35,481	$32,022	$28,570

Identifiable Capital Expenditures
Wholesale	$9,053	$10,435	$5,800
Retail Apparel and Related Products	20,534	26,383	16,701
Retail Footwear and Related Products	3,607	5,946	5,877
Calvin Klein Licensing	1,279	1,124	1,189
Corporate	2,970	2,307	2,403

Total	$37,443	$46,195	$31,970

        Assets related to the Company's segments are principally located in the United States.

        Revenues for the Wholesale, Retail Apparel and Related Products and Retail Footwear and Related Products segments occurred principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows:

	2005	2004	2003
Domestic	$84,284	$71,797	$81,497
Foreign	95,426	88,714	68,260

Total	$179,710	$160,511	$149,757

18.    OTHER COMMENTS

        The Company has guaranteed the payment of certain purchases made by one of the Company's suppliers from a raw material vendor. The maximum amount guaranteed under the contract is $500. The guarantee expires on January 31, 2007.

        One of the Company's directors, Dr. Harry N.S. Lee, is a director of TAL Apparel Limited, an apparel manufacturer and exporter based in Hong Kong. During 2005, 2004 and 2003, the Company purchased approximately $7,269, $15,295 and $13,507, respectively, of products from TAL Apparel Limited and certain related companies. Dr. Lee has indicated that he will not stand for re-election and will retire as director effective on the date of the Company's 2006 annual meeting of stockholders.

        One of the Company's directors, Joel H. Goldberg, owns Career Consultants Inc. and S&K Associates, Inc. During 2005, 2004 and 2003, the Company purchased services of approximately $616,

$1,220 and $1,294, respectively, from Mr. Goldberg and his two companies for management consulting and recruiting.

        Included in selling, general and administrative expenses on the Company's Consolidated Income Statements are foreign currency transaction losses of $78 (2005) and gains of $599 (2004) and $1,019 (2003).

        Included in accrued expenses on the Company's Consolidated Balance Sheets are certain incentive compensation costs of $16,508 and $13,908 as of January 29, 2006 and January 30, 2005, respectively and certain wholesale sales allowance accruals of $22,188 and $13,268 as of January 29, 2006 and January 30, 2005, respectively.

        The Company is a party to certain litigation which, in management's judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company's financial position.

        During each of 2005, 2004 and 2003, the Company paid four $0.0375 per share cash dividends on its common stock.

19.    SUBSEQUENT EVENTS (UNAUDITED)

        On January 31, 2006, Warnaco, Inc. acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the Calvin Klein bridge line of sportswear and accessories in Europe. The Company is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company accounted for the investments in these entities under the cost method and, as such, these investments had a carrying amount of $768 at the time of the sale. The Company received $34,590 in cash proceeds from the sale of these entities, net of amounts held in escrow and certain associated fees. The cash proceeds are subject to adjustments, including for working capital. The Company's share of the cash proceeds being held in escrow totaled $5,000 as of January 31, 2006, and represents security for indemnification of certain potential losses incurred by Warnaco. The Company expects that the sale will result in a pre-tax gain of approximately $31,000, which is net of related fees, amounts held in escrow and the carrying value of the investments. The Company will record the gain in the first quarter of 2006. The Company will be entitled to receive any amounts remaining in escrow after indemnification payments to Warnaco in installments during 2007 and 2008. The Company will record the release of any escrow amounts as additional gains if and when such amounts are released to the Company. As part of this transaction, beginning in 2008 and continuing through December 2013, Warnaco will assume the license for men's and women's Calvin Klein Collection apparel and accessories worldwide.

        On February 27, 2006, the Company announced that its Board of Directors named Emanuel Chirico Chief Executive Officer of the Company. Mr. Chirico, who had been the Company's President and Chief Operating Officer, succeeded Mark Weber, who left the Company effective February 27, 2006 by agreement with the Board of Directors. Severance and other separation costs of approximately $10,000 will be recorded in the first quarter of 2006 in connection with this event.

        On March 6, 2006, the Company committed to a plan to close its apparel manufacturing facility located in Ozark, Alabama. The actions related to the exit plan are expected to be completed by May 15, 2006. The Company expects to incur costs of approximately $10,000 in connection with these actions, of which $8,000 relates to severance and other employee termination benefits, $1,000 relates to long-lived asset impairments and $1,000 relates to facility closing and other costs. The majority of these costs will be recorded in the first quarter of 2006.

PHILLIPS-VAN HEUSEN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA—UNAUDITED
(In thousands, except per share data)

        The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods of the fiscal years presented:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2005	2004(2)	2005(1)	2004(3)	2005	2004(4)	2005	2004(5,6)
Total revenues	$472,109	$378,238	$443,469	$375,924	$533,181	$473,456	$460,089	$413,810
Gross profit	209,394	170,286	210,156	173,003	249,246	209,912	222,259	197,790
Net income	24,980	1,593	23,500	12,990	40,289	26,741	22,919	17,291
Basic net income (loss) per common share	0.60	(0.12)	0.17	0.25	0.88	0.69	0.46	0.38
Diluted net income (loss) per common share	0.46	(0.12)	0.16	0.24	0.73	0.52	0.41	0.33
Price range of common stock per share
High	29.71	19.95	35.06	19.46	35.38	23.27	36.83	29.95
Low	24.11	17.08	25.80	16.45	26.75	17.56	27.87	22.57

(1)
The second quarter of 2005 includes an inducement payment of $12,853 and offering costs totaling $1,352 incurred by the Company in connection with the voluntary conversion by the holders of the Company's Series B convertible preferred stock of a portion of such stock into shares of common stock and the subsequent sale of such common shares by the holders. The inducement payment and offering costs incurred by the Company resulted in a reduction of net income available to common stockholders for purposes of calculating diluted net income per common share.

(2)
The first quarter of 2004 includes charges of $9,374 related to debt extinguishment costs and $5,796 related to costs associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and related costs. The tax effect of these charges was a benefit of $5,310.

(3)
The second quarter of 2004 includes charges of $1,512 related to costs associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and related costs. The tax effect of these charges was a benefit of $529.

(4)
The third quarter of 2004 includes charges of $6,551 related to costs associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and related costs. The tax effect of these charges was a benefit of $2,293.

(5)
The fourth quarter of 2004 includes charges of $174 related to costs associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and related costs. The tax effect of these charges was a benefit of $61. Also included in net income was the realization of certain state net operating loss carryforwards recorded as a tax benefit of $3,016.

(6)
The fourth quarter of 2004 includes a charge of $2,059 related to the Company's correction of its leasehold improvement depreciation expense. Of such amount, $1,102 related to prior years and $957 related to the first three quarters of 2004. Based upon the Company's assessment of both qualitative and quantitative factors in determining materiality, prior quarters' financial results were not restated. The tax effect of the aggregate amount was a benefit of $721.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include certain amounts based on management's best judgments and estimates.

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the underlying transactions, including the acquisition and disposition of assets; (ii) provide reasonable assurance that the Company's assets are safeguarded and transactions are executed in accordance with management's authorization and are recorded as necessary to permit preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 29, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 29, 2006.

        The Company's independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee, subject to ratification by the Company's stockholders. Ernst & Young LLP have audited and reported on the consolidated financial statements of the Company, management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report on Form 10-K.

/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER	/s/ VINCENT A. RUSSO
Emanuel Chirico Chief Executive Officer March 20, 2006	Michael Shaffer Executive Vice President and Chief Financial Officer March 20, 2006	Vincent A. Russo Vice President and Controller March 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Phillips-Van Heusen Corporation

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Phillips-Van Heusen Corporation maintained effective internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phillips-Van Heusen Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Phillips-Van Heusen Corporation maintained effective internal control over financial reporting as of January 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Phillips-Van Heusen Corporation maintained, in all material respects, effective internal control over financial reporting as of January 29, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of January 29, 2006 and January 30, 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 29, 2006 and our report dated March 20, 2006 expressed an unqualified opinion thereon.

                      ERNST & YOUNG LLP

New York, New York
March 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Phillips-Van Heusen Corporation

        We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of January 29, 2006 and January 30, 2005, and the related consolidated income statements, consolidated statements of changes in stockholders' equity and consolidated statements of cash flows for each of the three years in the period ended January 29, 2006. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at January 29, 2006 and January 30, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2006 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Phillips-Van Heusen Corporation's internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2006, expressed an unqualified opinion thereon.

                      ERNST & YOUNG LLP

New York, New York
March 20, 2006

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY

(In thousands, except per share data, percents and ratios)

	2005(1)	2004(2)	2003(3)	2002	2001(4)
Summary of Operations
Revenues	$1,908,848	$1,641,428	$1,568,836	$1,392,038	$1,418,185
Cost of goods sold and expenses	1,702,002	1,511,549	1,509,558	1,323,003	1,377,046

Income (loss) before interest and taxes	206,846	129,879	59,278	69,035	41,139
Interest expense, net	28,577	42,857	36,372	22,729	24,451
Income tax expense (benefit)	66,581	28,407	8,200	15,869	6,008

Net income (loss)	$111,688	$58,615	$14,706	$30,437	$10,680

Per Share Statistics
Basic net income (loss) per common share	$2.15	$1.20	$(0.18)	$1.10	$0.39
Diluted net income (loss) per common share	1.85	1.14	(0.18)	1.08	0.38
Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders' equity per common share	14.12	11.23	9.68	9.80	9.62
Financial Position
Current assets	663,648	493,364	490,584	451,127	405,300
Current liabilities	224,616	208,493	182,864	127,439	114,358
Working capital	439,032	284,871	307,720	323,688	290,942
Total assets	1,747,439	1,549,582	1,439,283	771,700	708,933
Long-term debt	399,525	399,512	399,097	249,012	248,935
Series B convertible preferred stock	161,926	264,746	264,746	—	—
Stockholders' equity	$610,662	$364,026	$296,157	$272,227	$265,727
Other Statistics
Total debt to total capital(7)	34.1%	38.9%	41.6%	47.8%	48.4%
Net debt to net capital(8)	14.6%	30.5%	32.2%	32.6%	43.6%
Current ratio	3.0	2.4	2.7	3.5	3.5

(1)
2005 includes an inducement payment of $12,853 and offering costs totaling $1,352 incurred by the Company in connection with the voluntary conversion by the holders of the Company's Series B convertible preferred stock of a portion of such stock into shares of common stock and the subsequent sale of such common shares by the holders. The inducement payment and offering costs resulted in a reduction of net income available to common stockholders for purposes of calculating diluted net income per common share.

(2)
2004 includes pre-tax charges of $9,374 related to debt extinguishment costs, pre-tax charges of $14,033 associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and other related costs, and a $3,016 tax benefit associated with the realization of certain state net operating loss carryforwards.

(3)
2003 includes pre-tax charges of $36,366 related to integration costs associated with the Company's acquisition of Calvin Klein, pre-tax charges of $20,739 associated with the impairment and closing of certain retail outlet stores and exiting the wholesale footwear business and other related costs, and a pre-tax gain of $3,496 resulting from the Company's sale of its minority interest in Gant Company AB. Calvin Klein integration costs consist of (a) the operating losses of certain Calvin Klein businesses which the Company has closed or licensed, and associated costs in connection therewith and (b) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

(4)
2001 includes pre-tax charges of $21,000 for restructuring and other expenses.

(5)
2000 and 1996 include 53 weeks of operations.

(6)
1997 includes pre-tax charges of $132,700 for restructuring and other expenses.

(7)
Total capital equals interest-bearing debt, preferred stock and stockholders' equity.

(8)
Net debt and net capital are total debt and total capital reduced by cash.

	2000(5)	1999	1998	1997(6)	1996(5)
Summary of Operations
Revenues	$1,440,719	$1,260,533	$1,293,907	$1,341,465	$1,351,722
Cost of goods sold and expenses	1,370,182	1,212,223	1,250,422	1,428,618	1,303,984

Income (loss) before interest and taxes	70,537	48,310	43,485	(87,153)	47,738
Interest expense, net	22,322	22,430	27,743	20,672	23,164
Income tax expense (benefit)	18,115	9,007	3,915	(41,246)	6,044

Net income (loss)	$30,100	$16,873	$11,827	$(66,579)	$18,530

Per Share Statistics
Basic net income (loss) per common share	$1.10	$0.62	$0.43	$(2.46)	$0.69
Diluted net income (loss) per common share	1.10	0.62	0.43	(2.46)	0.68
Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders' equity per common share	9.80	8.86	8.39	8.11	10.73
Financial Position
Current assets	436,381	425,970	368,017	385,018	362,958
Current liabilities	138,095	124,580	132,686	133,335	122,266
Working capital	298,286	301,390	235,331	251,683	240,692
Total assets	724,364	673,748	674,313	660,459	657,436
Long-term debt	248,851	248,784	248,723	241,004	189,398
Series B convertible preferred stock	—	—	—	—	—
Stockholders' equity	$268,561	$241,685	$228,888	$220,305	$290,158
Other Statistics
Total debt to total capital(7)	48.1%	50.7%	54.0%	53.0%	43.1%
Net debt to net capital(8)	46.0%	38.9%	53.0%	51.8%	41.7%
Current ratio	3.2	3.4	2.8	2.9	3.0

(1)
2005 includes an inducement payment of $12,853 and offering costs totaling $1,352 incurred by the Company in connection with the voluntary conversion by the holders of the Company's Series B convertible preferred stock of a portion of such stock into shares of common stock and the subsequent sale of such common shares by the holders. The inducement payment and offering costs resulted in a reduction of net income available to common stockholders for purposes of calculating diluted net income per common share.

(2)
2004 includes pre-tax charges of $9,374 related to debt extinguishment costs, pre-tax charges of $14,033 associated with the closing of certain retail outlet stores and exiting the wholesale footwear business and other related costs, and a $3,016 tax benefit associated with the realization of certain state net operating loss carryforwards.

(3)
2003 includes pre-tax charges of $36,366 related to integration costs associated with the Company's acquisition of Calvin Klein, pre-tax charges of $20,739 associated with the impairment and closing of certain retail outlet stores and exiting the wholesale footwear business and other related costs, and a pre-tax gain of $3,496 resulting from the Company's sale of its minority interest in Gant

  Company AB. Calvin Klein integration costs consist of (a) the operating losses of certain Calvin Klein businesses which the Company has closed or licensed, and associated costs in connection therewith and (b) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

(4)
2001 includes pre-tax charges of $21,000 for restructuring and other expenses.

(5)
2000 and 1996 include 53 weeks of operations.

(6)
1997 includes pre-tax charges of $132,700 for restructuring and other expenses.

(7)
Total capital equals interest-bearing debt, preferred stock and stockholders' equity.

(8)
Net debt and net capital are total debt and total capital reduced by cash.

SCHEDULE II

PHILLIPS-VAN HEUSEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C			Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts		Deductions(b)	Balance at End of Period
Year Ended January 29, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$3,085	$1,038	$—		$1,012	$3,111

Year Ended January 30, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$5,863	$(615)	$—		$2,163	$3,085

Year Ended February 1, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$2,872	$1,951	$1,305	(a)	$265	$5,863

(a)
Addition due to the acquisition of Calvin Klein, Inc.

(b)
Principally accounts written-off as uncollectible

QuickLinks

Securities registered pursuant to Section 12(b) of the Act
Securities registered pursuant to Section 12(g) of the Act: None
DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
SIGNATURES
CONSOLIDATED INCOME STATEMENTS (In thousands, except per share data)
PHILLIPS-VAN HEUSEN CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands)
PHILLIPS-VAN HEUSEN CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per share data)
PHILLIPS-VAN HEUSEN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar and share amounts in thousands, except per share data)
SELECTED QUARTERLY FINANCIAL DATA—UNAUDITED (In thousands, except per share data)
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PHILLIPS-VAN HEUSEN CORPORATION VALUATION AND QUALIFYING ACCOUNTS (In thousands)