Form 10-Q
period 2006-04-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 2006-06-08
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ______________________________

Commission file number   001-07572

                                                         PHILLIPS-VAN HEUSEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

200 Madison Avenue                  New York, New York 10016

(Address of principal executive offices)

Registrant’s telephone number                                                  (212) 381-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒         Accelerated filer         ☐         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of May 30, 2006 was 55,249,012.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of April 30, 2006, January 29, 2006 and
May 1, 2005	2

Condensed Consolidated Income Statements for the Thirteen Weeks Ended April 30, 2006
and May 1, 2005	3

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
April 30, 2006 and May 1, 2005	4

Notes to Condensed Consolidated Financial Statements	5-13

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	13-18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	18

Item 4 - Controls and Procedures	19

PART II -- OTHER INFORMATION

Item 1A - Risk Factors	20

Item 6 - Exhibits	21-22

Signatures	23

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenues and earnings, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel and footwear products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositioning of brands by our licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to realize revenue growth from developing and growing Calvin Klein; (iv) our operations and results could be affected by quota restrictions and the imposition of safeguards (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s, or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenues, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of April 30, 2006 and May 1, 2005 and the related condensed consolidated income statements and statements of cash flows for the thirteen week periods ended April 30, 2006 and May 1, 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Phillips-Van Heusen Corporation as of January 29, 2006, and the related consolidated income statement, statement of changes in stockholders’ equity, and statement of cash flows for the year then ended (not presented herein) and in our report dated March 20, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York

May 23, 2006

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	April 30,	January 29,	May 1,
	2006	2006	2005
	UNAUDITED	AUDITED	UNAUDITED

ASSETS
Current Assets:
Cash and cash equivalents	$ 305,154	$ 267,357	$ 126,884
Accounts receivable, net of allowances for doubtful accounts of
$3,878, $3,111 and $3,632	140,630	96,757	128,345
Inventories	233,471	257,719	234,203
Prepaid expenses	14,639	18,122	10,605
Other, including deferred taxes of $23,435, $23,435 and $13,666	23,691	23,693	13,947
Total Current Assets	717,585	663,648	513,984
Property, Plant and Equipment, net	154,966	158,492	153,780
Goodwill	206,736	199,999	181,264
Tradenames	612,966	612,966	612,931
Perpetual License Rights	86,000	86,000	86,000
Other Intangible Assets	405	420	465
Other Assets	25,214	25,914	28,233
	$1,803,872	$1,747,439	$1,576,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 47,943	$ 61,596	$ 47,497
Accrued expenses	135,958	145,269	109,626
Deferred revenue	19,103	17,751	16,509
Total Current Liabilities	203,004	224,616	173,632
Long-Term Debt	399,528	399,525	399,515
Other Liabilities, including deferred taxes of $253,738, $232,484
and $202,451	374,885	350,710	338,071

Series B convertible preferred stock, par value $100 per share;
6,116; 6,116 and 10,000 shares authorized, issued and outstanding	161,926	161,926	264,746

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized, including Series B convertible (125,000 shares
designated as Series A; 18,884; 18,884 and 15,000 shares
undesignated); no Series A or undesignated shares issued	-	-	-
Common stock, par value $1 per share; 100,000,000 shares
authorized; shares issued 43,634,731; 43,236,485 and 33,562,033	43,635	43,236	33,562
Additional capital	357,688	346,061	204,099
Retained earnings	297,174	255,360	195,722
Accumulated other comprehensive loss	(33,968)	(33,995)	(32,042)
	664,529	610,662	401,341
Less: 42,301 shares of common stock held in treasury as of
May 1, 2005 - at cost	-	-	(648)
Total Stockholders’ Equity	664,529	610,662	400,693

	$1,803,872	$1,747,439	$1,576,657

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended
	April 30,	May 1,
	2006	2005

Net sales	$454,188	$423,115
Royalty and other revenues	52,250	48,994
Total revenues	506,438	472,109

Cost of goods sold	263,714	262,715

Gross profit	242,724	209,394

Selling, general and administrative expenses	191,029	161,765

Gain on sale of investment	31,368	-

Income before interest and taxes	83,063	47,629

Interest expense	8,538	8,580
Interest income	2,970	602

Income before taxes	77,495	39,651

Income tax expense	28,750	14,671

Net income	48,745	24,980

Preferred stock dividends	3,230	5,281

Net income available to common stockholders	$ 45,515	$ 19,699

Basic net income per common share	$ 1.05	$ 0.60

Diluted net income per common share	$ 0.87	$ 0.46

Dividends declared per common share	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Thirteen Weeks Ended
	April 30,	May 1,
	2006	2005

OPERATING ACTIVITIES:
Net income	$ 48,745	$ 24,980
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	8,169	7,638
Amortization	1,123	954
Deferred taxes	24,009	15,252
Stock-based compensation	1,608	-
Impairment of long-lived assets	549	-
Gain on sale of investment, net	(31,368)	-

Changes in operating assets and liabilities:
Accounts receivable	(43,873)	(34,898)
Inventories	24,248	8,682
Accounts payable, accrued expenses and deferred revenue	(21,612)	(34,861)
Prepaid expenses	3,483	8,370
Other, net	2,501	8,394
Net Cash Provided By Operating Activities	17,582	4,511

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,916)	(6,700)
Contingent purchase price payments to Mr. Calvin Klein	(6,737)	(6,746)
Proceeds from sale of investment, net	32,136	-
Net Cash Provided (Used) By Investing Activities	19,483	(13,446)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,741	19,539
Excess tax benefits from exercise of stock options	1,922	-
Acquisition of treasury shares	-	(69)
Cash dividends on common stock	(3,701)	(2,484)
Cash dividends on preferred stock	(3,230)	(5,281)
Net Cash Provided By Financing Activities	732	11,705

Increase in cash	37,797	2,770

Cash at beginning of period	267,357	124,114

Cash at end of period	$305,154	$126,884

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

1.  GENERAL

The Company’s fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1, and are designated by the calendar year in which the fiscal year commences.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirteen weeks ended April 30, 2006 and May 1, 2005 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At April 30, 2006, January 29, 2006 and May 1, 2005, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  GOODWILL

The changes in the carrying amount of goodwill for the period ended April 30, 2006, by segment, were as follows:

		Calvin Klein
	Wholesale	Licensing	Total

Balance as of January 29, 2006	$92,079	$107,920	$199,999
Contingent purchase price payments to Mr. Calvin Klein	-	6,737	6,737
Balance as of April 30, 2006	$92,079	$114,657	$206,736

As of January 29, 2006 and April 30, 2006, no goodwill was associated with the Retail Apparel and Related Products or the Retail Footwear and Related Products segments.

In connection with the Company’s acquisition of Calvin Klein, Inc. and certain affiliated companies in February 2003, the Company is obligated to pay contingent purchase price payments to Mr. Calvin Klein for 15 years based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as additions to goodwill.

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

Net benefit cost was recognized as follows:

	Pension Plans		Postretirement Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
	4/30/06	5/1/05	4/30/06	5/1/05

Service cost, including plan expenses	$ 1,551	$ 1,486	$ -	$ -
Interest cost	3,361	3,230	403	569
Amortization of net loss	1,838	2,075	92	317
Expected return on plan assets	(3,866)	(3,296)	-	-
Amortization of prior service cost	104	392	(111)	(111)
Settlement loss	2,247	-	-	-
Special termination benefits	723	-	242	-
Total	$ 5,958	$ 3,887	$626	$ 775

The settlement loss for the thirteen weeks ended April 30, 2006 resulted principally from the departure of Mark Weber, the Company’s former Chief Executive Officer.

The special termination benefits related to the pension plans for the thirteen weeks ended April 30, 2006 resulted from the closure of the Company’s manufacturing facility located in Ozark, Alabama.

5.  SERIES B CONVERTIBLE PREFERRED STOCK

In connection with the Company’s acquisition of Calvin Klein, the Company issued $250,000 of Series B convertible preferred stock. The Series B convertible preferred stock had a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly in cash.

During the second quarter of 2005, the holders of the Series B convertible preferred stock converted an aggregate of $102,820 of the Series B convertible preferred stock, or 39% of the liquidation value of the preferred stock prior to conversion, into 7,344 shares of the Company’s common stock.

As of April 30, 2006, the liquidation preference of the remaining outstanding Series B convertible preferred stock was $161,926. In the second quarter of 2006, the holders of the Series B convertible preferred stock converted all of the remaining outstanding shares of the Series B convertible preferred stock into 11,566 shares of the Company’s common stock. Please see Note 13, “Subsequent Event,” for a further discussion of the conversion.

6.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended
	4/30/06	5/1/05

Net income	$48,745	$24,980
Foreign currency translation adjustments, net of taxes	27	(18)
Comprehensive income	$48,772	$24,962

The income tax effect related to foreign currency translation adjustments was an expense of $17 and a benefit of $11 for the thirteen weeks ended April 30, 2006 and May 1, 2005, respectively.

7.  STOCK-BASED COMPENSATION

Under its current stock option plans, the Company may grant non-qualified stock options (NQs) and incentive stock options (ISOs) that are service-based. Options are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. NQs and ISOs granted have a ten-year duration. Depending upon which plan options have been granted under, options are cumulatively exercisable in either three installments commencing three years after the date of grant or in four installments commencing one year after the date of grant. The options provide for accelerated vesting upon the holder’s retirement (as defined in the plans). Shares issued as a result of stock option exercises are primarily funded with the issuance of new shares of the Company’s common stock.

In the first quarter of 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123R, “Share-Based Payment.” FASB Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. Prior to 2006, the Company accounted for its stock options under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25. Under APB Opinion No. 25, the Company did not recognize compensation expense because the exercise price of the Company’s stock options equaled the market price of the Company’s common stock on the date of grant.

The Company adopted FASB Statement No. 123R on a modified prospective basis. Under the modified prospective transition method, FASB Statement No. 123R applies to new awards and awards that were outstanding upon adoption that are subsequently modified, repurchased or cancelled. Stock-based compensation expense recognized during the thirteen weeks ended April 30, 2006 includes (i) the expense for all stock options granted prior to, but not yet vested as of January 29, 2006, based on the fair value estimated in accordance with the provisions of FASB Statement No. 123 and (ii) the expense for all stock options granted during the thirteen weeks ended April 30, 2006, based on the fair value estimated in accordance with the provisions of FASB Statement No. 123R. Prior periods have not been restated.

Net income for the thirteen weeks ended April 30, 2006 included $1,608 of pre-tax compensation expense related to stock options ($1,066 net of tax), which resulted in a $0.02 decrease in basic and diluted net income per common share. Net income for the thirteen weeks ended May 1, 2005 did not include compensation expense related to stock options. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 in 2005:

Thirteen
Weeks Ended
5/1/05

Net income - as reported	$24,980
Deduct: Stock-based compensation expense determined under fair
value method, net of related tax effects	2,553
Net income - as adjusted	$22,427

Net income per common share:
Basic - as reported	$ 0.60
Diluted - as reported	$ 0.46
Basic - as adjusted	$ 0.52
Diluted - as adjusted	$ 0.42

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes model. The estimated fair value of the options, net of estimated forfeitures, is amortized to expense on a straight-line basis over the options’ vesting period. At April 30, 2006, there was $12,903 of unrecognized pre-tax compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.1 years.

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirteen weeks ended April 30, 2006 and May 1, 2005, respectively:

	Thirteen Weeks Ended
	4/30/06	5/1/05
Weighted average risk-free interest rate	4.69%	4.11%
Weighted average expected option life	6.1 Years	6.0 Years
Weighted average expected volatility	33.2%	26.5%
Expected annual dividends per share	$0.15	$0.15

Weighted average estimated fair value per share of options granted	$15.59	$9.17

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected option life. The expected option life represents the weighted average period of time that options granted are expected to be outstanding, based on vesting schedules and the contractual term of the options. Expected volatility is based on historical volatility of the Company’s common stock over a period of time corresponding to the expected option life. Expected dividends are based on the Company’s current dividend policy.

The Company receives a tax deduction for certain stock options when they are exercised. Prior to the adoption of FASB Statement No. 123R, the Company reported tax benefits resulting from the exercise of stock options as operating cash flows in its Condensed Consolidated Statements of Cash Flows. In accordance with FASB Statement No. 123R, the Company now reports excess tax benefits, if any, as financing cash flows. The actual income tax benefit realized from stock option exercises for the thirteen weeks ended April 30, 2006 was $4,677, of which $1,922 was reported as excess tax benefits from stock option exercises in financing cash flows, with no comparable amount in 2005.

Stock option activity for the thirteen weeks ended April 30, 2006 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at January 29, 2006	4,384	$21.31
Granted	368	38.97
Exercised	398	14.42
Cancelled	23	21.69
Outstanding at April 30, 2006	4,331	$23.44
Exercisable at April 30, 2006	1,969	$17.17

At April 30, 2006, the aggregate intrinsic value of options issued and outstanding was $72,590, and the aggregate intrinsic value of options exercisable was $45,338. The aggregate intrinsic value of options exercised during the thirteen weeks ended April 30, 2006 was $8,990.

The aggregate fair value of options that vested during the thirteen weeks ended April 30, 2006 was $6,537.

The weighted average remaining contractual life of options outstanding and options exercisable at April 30, 2006 was 7.7 and 6.1 years, respectively.

Total stock options available for grant at April 30, 2006 amounted to 919 shares.

8.  ACTIVITY EXIT COSTS AND OTHER CHARGES

Activity Exit Costs

On March 6, 2006, the Company committed to a plan to close its manufacturing facility located in Ozark, Alabama. This decision was based on the competitive environment in the apparel industry in which the Company operates and the expiration of import quotas in 2005.  The actions related to the exit plan are expected to be completed in the second quarter of 2006. Costs associated with closing the facility are as follows:

	Total
	Expected	Incurred in
	to be	Thirteen Weeks	Liability
	Incurred	Ended 4/30/06	at 4/30/06

Severance and termination benefits	$ 8,755	$8,078	$8,078
Long-lived asset impairments	549	549	-
Facility closing and other costs	1,496	770	-
Total	$10,800	$9,397	$8,078

The costs associated with closing the facility are included in selling, general and administrative expenses of the Wholesale segment.

Other Charges

On February 27, 2006, the Company announced that its Board of Directors had named Emanuel Chirico Chief Executive Officer of the Company. Mr. Chirico, who had been the Company’s President and Chief Operating Officer, succeeded Mark Weber, who left the Company effective February 27, 2006 by agreement with the Company’s Board of Directors. Severance and other separation costs of $10,535 were recorded in the first quarter of 2006 in connection with the departure of Mr. Weber. These costs are included in Corporate selling, general and administrative expenses.

9.  SALE OF INVESTMENT

On January 31, 2006, Warnaco, Inc. acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company accounted for the investment in these entities under the cost method and, as such, the investment had a carrying amount of $768 at the time of the sale. The Company received $32,136 in cash proceeds from the sale of these entities, net of amounts held in escrow and certain associated fees. The cash proceeds are subject to adjustments, including for working capital. The Company’s share of the cash proceeds being held in escrow totaled $5,000 as of April 30, 2006, and represents security for indemnification of certain potential losses incurred by Warnaco. The sale resulted in a pre-tax gain of $31,368, which is net of related fees, amounts held in escrow and the carrying value of the investment. The Company will be entitled to receive any amounts remaining in escrow after indemnification payments to Warnaco in installments during 2007 and 2008. The Company will record the release of any escrow amounts as additional gains if and when such amounts are released to the Company.

10.  EARNINGS PER SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended
	4/30/06	5/1/05

Net income	$48,745	$24,980
Less: Preferred stock dividends	3,230	5,281
Net income available to common stockholders for
basic net income per common share	45,515	19,699
Add back preferred stock dividends	3,230	5,281
Net income available to common stockholders for
diluted net income per common share	$48,745	$24,980

Weighted average common shares outstanding for
basic net income per common share	43,434	32,978
Impact of dilutive stock options	1,267	2,033
Impact of dilutive warrant	76	-
Impact of assumed convertible preferred stock conversion	11,566	18,910

Total shares for diluted net income per common share	56,343	53,921

Basic net income per common share	$ 1.05	$ 0.60

Diluted net income per common share	$ 0.87	$ 0.46

Potentially dilutive securities excluded from the calculation of diluted net income per common share are as follows:

	Thirteen Weeks Ended
	4/30/06	5/1/05

Antidilutive securities	142	498

11.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into four reportable segments: Wholesale, Retail Apparel and Related Products, Retail Footwear and Related Products and Calvin Klein Licensing.

Wholesale Segment—The Company aggregates its wholesale dress shirt and sportswear divisions into the Wholesale segment. This segment derives revenues primarily from marketing dress shirts and sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps, Sean John and Donald J. Trump Signature Collection to department, mid-tier department and specialty stores.

Retail Apparel and Related Products Segment—The Company aggregates its Van Heusen, Izod, Geoffrey Beene and Calvin Klein outlet retail divisions into the Retail Apparel and Related Products segment. This segment derives revenues principally from operating retail stores in the outlet channel of distribution which sell apparel and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene and Calvin Klein. In addition, the Company aggregates the results of its Calvin Klein Collection retail division into the Retail Apparel and Related Products segment. This division sells Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price retail stores, which were located in New York City, Dallas and Paris. The stores in Dallas and Paris were closed in the fourth quarter of 2005.

Retail Footwear and Related Products Segment—This segment represents the results of the Company’s Bass retail division. This division derives revenues principally from operating retail stores in the outlet channel of distribution which sell footwear, apparel and accessories under the Bass brand name.

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

Prior to the end of its fiscal 2005 year, the Company aggregated its divisions into two segments: (i) Calvin Klein Licensing segment and (ii) Apparel and Related Products segment. In the first quarter of 2006, the United States Securities and Exchange Commission (SEC) requested certain information from the Company in connection with an ordinary course review of the Company’s Annual Report on Form 10-K for fiscal 2004. In connection therewith, the SEC questioned the Company’s segment aggregation.

As a result of the communication with the SEC, the Company re-evaluated the way it aggregated its operating divisions into its reportable segments under FASB Statement No. 131. Beginning with the Company’s Annual Report on Form 10-K for fiscal 2005, the Apparel and Related Products segment has been disaggregated into the Wholesale, Retail Apparel and Related Products, and Retail Footwear and Related Products segments described above. Prior year segment data has been reclassified for this change. The Company believes that its presentation of these reportable segments satisfies the requirements of FASB Statement No. 131. However, as of the date of this report, the Company and the SEC are continuing to discuss the Company’s segment reporting. If, as a result of these communications, it is concluded that further disaggregation is appropriate, the Company would report its segments differently in the future and segment data would be reclassified for then current and comparable prior periods, as may be agreed with the SEC.

The following table presents summarized information by segment:

	Thirteen Weeks Ended
	4/30/06	5/1/05

Revenues - Wholesale
Net sales	$263,311	$251,236
Royalty and other revenues	6,367	5,333
Total	269,678	256,569

Revenues - Retail Apparel and Related Products
Net sales	133,884	117,587
Royalty and other revenues	1,937	1,773
Total	135,821	119,360

Revenues - Retail Footwear and Related Products
Net sales	56,993	54,292
Royalty and other revenues	163	125
Total	57,156	54,417

Revenues - Calvin Klein Licensing
Royalty and other revenues	43,783	41,763

Total Revenues
Net sales	454,188	423,115
Royalty and other revenues	52,250	48,994
Total	$506,438	$472,109

Operating income - Wholesale	$ 42,184(1)	$ 44,302

Operating income - Retail Apparel and Related Products	11,581	127

Operating income (loss) - Retail Footwear and Related Products	541	(5,086)

Operating income - Calvin Klein Licensing	49,961(2)	16,955

Corporate expenses(3)	21,204	8,669

Income before interest and taxes	$ 83,063	$ 47,629

(1)

Operating income for the Wholesale segment for the thirteen weeks ended April 30, 2006 includes $9,397 of costs associated with closing the Company’s manufacturing facility in Ozark, Alabama.

(2)

Operating income for the Calvin Klein Licensing segment for the thirteen weeks ended April 30, 2006 includes a gain of $31,368 associated with the sale by a subsidiary of the Company of minority interests in certain entities that operate various Calvin Klein jeans and sportswear businesses in Europe and Asia.

(3)

Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, beginning in 2006, the Company includes all stock-based compensation expenses in Corporate expenses. Corporate expenses for the thirteen weeks ended April 30, 2006 include $10,535 of costs resulting from the departure of Mark Weber, the Company’s former Chief Executive Officer.

Revenues for the Wholesale, Retail Apparel and Related Products and Retail Footwear and Related Products segments occurred principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows:

	Thirteen Weeks Ended
	4/30/06	5/1/05

Domestic	$20,556	$18,067
Foreign	23,227	23,696
Total	$43,783	$41,763

12.  OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed under the contract is $500. The guarantee expires on January 31, 2007.

The Company has certain investments in commercial paper with maturities of two months or less from the time of purchase. These investments are reported as cash and cash equivalents. At April 30, 2006, the fair value of these investments approximated the carrying amount of $50,183.

13.  SUBSEQUENT EVENT

On May 12, 2006, the holders of the Company’s Series B convertible preferred stock converted all of the remaining outstanding shares of Series B convertible preferred stock into 11,566 shares of the Company’s common stock. The holders sold 10,057 of such shares on May 15, 2006 in a registered common stock offering. In connection with the conversion, the Company made an inducement payment to the holders in the amount of $0.88 per share of common stock received upon conversion, or an aggregate of $10,178. The inducement payment was based on the present value of the preferred dividends that the Company would have been obligated to pay the holders through the earliest date on which it is estimated that the Company would have had the right to convert the Series B convertible preferred stock, net of the present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In addition, the Company incurred approximately $1,200 of costs specifically related to the registered common stock offering.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Our historical strategy has been to manage and market a portfolio of nationally recognized brands across multiple product categories, through multiple channels of distribution and at multiple price points. This strategy was enhanced by our acquisition of Calvin Klein, Inc. and certain affiliated companies in February 2003, which provided us with one of the most famous designer names in the world and an additional platform for growth in revenues and profitability. Through that transaction, we were able to diversify our business model by providing growth opportunities from strong and highly profitable licensing streams which do not require capital investments. Equally important, we also have broadened the reach of the Calvin Klein brands through growth of existing businesses and entry into new businesses, both directly by us and through licensees. This additional diversification, in terms of product, positioning, business model and opportunity has not only enhanced our growth prospects, but has also further moderated our risk to a downturn in any one of our businesses.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution of men’s dress shirts and sportswear, principally under the brand names Van Heusen, Arrow, Geoffrey Beene, Calvin Klein, IZOD, BCBG Max Azria, BCBG Attitude, Chaps, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors and, beginning in the first quarter of 2006, unlisted, A Kenneth Cole Production, as well as various private labels and (ii) the sale, through approximately 700 company-operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores operate in an outlet format, except for our Calvin Klein Collection store located in New York City, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. Net sales in 2005 include our Calvin Klein Collection stores in Dallas and Paris, which we closed at the end of 2005. We will be discontinuing sales of our licensed line of MICHAEL Michael Kors dress shirts by the third quarter of 2006 in connection with the licensor’s discontinuance of its other licensed menswear offerings under the brand.

We generate royalty and other revenues from fees for licensing the use of our trademarks. Calvin Klein royalty and other revenues comprised 84% of total royalty and other revenues in the first quarter of 2006. Calvin Klein royalty and other revenues are derived principally under licenses and other arrangements for jeans, underwear, fragrances, eyewear, watches and home furnishings.

In the first quarter of 2006, net sales were 89.7% and royalty and other revenues were 10.3% of our total revenues.

Gross profit on total revenues is total revenues less cost of goods sold. We include as cost of goods sold, costs associated with the production and procurement of product, including inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs and other product procurement related charges. Since there is no cost of goods sold associated with royalty and other revenues, 100% of such revenues are included in gross profit. Due to the above factors, our gross profit may not be comparable to that of other entities.

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits are the largest component of selling, general and administrative expenses, comprising 53% of such expenses in the first quarter of 2006. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 19% of selling, general and administrative expenses in the first quarter of 2006.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 2006 Compared With Thirteen Weeks Ended May 1, 2005

Net Sales

Net sales in the first quarter increased 7.3% to $454.2 million in 2006 from $423.1 million in the prior year. This increase included the following: (i) $12.1 million of net sales attributable to growth in our Wholesale segment, particularly from our Calvin Klein men’s better sportswear line and (ii) $19.0 million of net sales attributable to growth in our retail segments, driven by a 6% sales increase in retail stores open at least two years and the continued opening of Calvin Klein outlet retail stores in premium outlet malls.

Net sales for the full year 2006 are expected to increase 3% to 4% due principally to growth in our Calvin Klein men’s better sportswear line, the continued opening of Calvin Klein outlet retail stores in premium outlet malls and increases in our wholesale sportswear business, particularly from our IZOD and Arrow brands. These projected increases reflect the adverse impact to the Company of the 2005 acquisition by Federated Department Stores, Inc. of The May Department Stores Company, as the combined company is closing certain of its stores. In addition, the combined company is implementing a brand mix strategy which impacts each of our brands differently.

Royalty and Other Revenues

Royalty and other revenues in the first quarter increased 6.6% to $52.3 million in 2006 from $49.0 million in the prior year. Of the $3.3 million increase, $2.0 million was attributable to our Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees, particularly from fragrances.

We currently expect that royalty and other revenues will increase 8% to 10% for the full year 2006, both as a result of growth in the businesses of existing licensees, as well as royalties generated from new license agreements.

Gross Profit on Total Revenues

Gross profit on total revenues in the first quarter was $242.7 million, or 47.9% of total revenues in 2006, compared with $209.4 million, or 44.4% of total revenues in the prior year. The 350 basis point improvement was due principally to strong product sell-throughs, which yielded more full-price selling. Also contributing to the increase was the growth in our Calvin Klein men’s better sportswear line, which has higher gross margins than our other wholesale businesses, and the growth in our outlet retail businesses compared with the prior year, as our outlet retail businesses have higher gross margins than our wholesale business.

We currently expect that the increase in the gross profit on total revenues percentage for the full year 2006 will not be as pronounced as the increase experienced in the first quarter of 2006, due in part to higher forecasted growth in our wholesale businesses than in our outlet retail businesses. As a result, we anticipate that the gross profit on total revenues percentage will increase moderately in 2006 as compared with 2005.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first quarter of 2006 were $191.0 million, or 37.7% of total revenues, and $161.8 million, or 34.3% of total revenues, in the prior year. The $29.2 million increase in SG&A expenses in the first quarter of 2006 included:  (i) $9.4 million in costs associated with the closing of our manufacturing facility in Ozark, Alabama; (ii) $10.5 million in costs associated with the February 2006 departure of Mark Weber, our former Chief Executive Officer and (iii) $1.6 million of noncash stock option expense resulting from the requirement to expense stock options beginning in 2006. (Please see Note 7, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements for a further discussion of our stock-based compensation expense and related information.) Also contributing to the increase were expenses associated with operating additional Calvin Klein outlet retail stores in premium outlet malls.

For the full year, our 2006 SG&A expenses as a percentage of total revenues are currently expected to increase approximately 100 basis points. We anticipate the costs associated with the closing of our manufacturing facility in Ozark, Alabama and the February 2006 departure of Mark Weber, our former Chief Executive Officer, to be $10.8 million and $10.5 million, respectively. We also estimate that noncash stock option expense for the full year 2006 will be approximately $10.0 million. Partially offsetting these items will be expense savings in 2006 of approximately $9.0 million due to the closure at the end of 2005 of our Calvin Klein Collection stores in Dallas and Paris. Excluding the effect of these items, we expect that our full year 2006 SG&A expenses as a percentage of total revenues will decrease slightly compared to 2005.

Gain on Sale of Investment

In the first quarter of 2006, we sold minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The sale resulted in a pre-tax gain of $31.4 million, which is net of related fees, amounts held in escrow and the carrying value of the investment.

Interest Expense, Net

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Net interest expense in the first quarter of 2006 was $5.6 million compared with $8.0 million in the prior year. The net interest expense decrease was due principally to an increase in interest income from our higher cash position and an increase in investment rates of return over the prior year.

Income Taxes

Income taxes for the current year are estimated at a rate of 37.1%, compared with last year’s full year rate of 37.3%.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments to Mr. Calvin Klein and dividends.

Operations

Cash provided by operating activities was $17.6 million in the first quarter of 2006 compared with $4.5 million in the prior year. Contributing to this increase was a $4.1 million increase in cash flow from net income, adjusted for depreciation, amortization, deferred income taxes, stock-based compensation and the pre-tax gain on the sale of investment. The remaining $9.0 million increase in cash provided by operating activities was due to changes in operating assets and liabilities, which was primarily driven by inventories.

We currently expect that our cash provided by operating activities in 2006 will approximate the prior year amount of $189.4 million. We anticipate that an increase in net income, adjusted for depreciation, amortization, stock-based compensation and the pre-tax gain on the sale of investment will be mostly offset by increases in working capital and an expected increase in income tax payments due to exhausting certain net operating loss tax carryforwards.

Capital Expenditures

Our capital expenditures in the first quarter of 2006 were $5.9 million. We currently expect capital expenditures in 2006 will be in a range of $40.0 million to $45.0 million. Our capital expenditures are generally for information systems, warehouse and office facilities and outlet retail stores. As such, we have no long-term contractual commitments for capital expenditures.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as additions to goodwill and totaled $6.7 million in the first quarter of 2006. We currently expect that such payments will be $27.0 million to $29.0 million in 2006.

Sale of Investment

In the first quarter of 2006, we sold minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The Company received $32.1 million in cash proceeds from the sale of these entities.

Dividends

Based upon the liquidation preference of our Series B convertible preferred stock at April 30, 2006, preferred stock dividends totaled $3.2 million for the first quarter of 2006.

Subsequent to the end of the first quarter of 2006, the holders of our Series B convertible preferred stock converted all of the remaining outstanding shares of Series B convertible preferred stock into 11.6 million shares of our common stock. In connection with the conversion, we made an inducement payment to the preferred stockholders of

$0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million, and incurred certain costs, totaling $1.2 million, in connection with the offering. The inducement payment was based on the present value of the preferred dividends that we would have been obligated to pay the holders through the earliest date on which it is estimated that we would have had the right to convert the Series B convertible preferred stock, net of the present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. Under accounting principles generally accepted in the United States, the aggregate $11.4 million inducement payment and offering costs will be treated similar to a preferred stock dividend in the second quarter of 2006.

Our common stock currently pays an annual dividend of $0.15 per share. Cash dividends on our common stock in 2006 are expected to approximate $7.8 million to $8.0 million.

Cash Flow Summary

Our net cash flow in the first quarter of 2006 was $37.8 million. Cash flow in 2006 will be impacted by various other factors in addition to those noted above. For example, the exercise of stock options provided $52.6 million of cash in 2005. We currently estimate that 2006 will include $10.0 million to $15.0 million of cash from the exercise of stock options. In connection with the closing of our manufacturing facility in Ozark, Alabama, we expect cash outflows to approximate $10.0 million in 2006 for severance, employee termination benefits and facility closing costs. In addition, in connection with the departure of Mark Weber, our former Chief Executive Officer, we expect cash outflows to approximate $10.0 million in 2006.

Considering all of the above factors, we currently expect to generate $125.0 million to $130.0 million of cash flow in 2006.

Financing Arrangements

Our capital structure as of April 30, 2006 was as follows:

(in millions)

Long-term debt	$399.5
Series B convertible preferred stock	161.9
Stockholders’ equity	664.5

The remaining outstanding shares of our Series B convertible preferred stock were converted into shares of our common stock subsequent to the end of the first quarter of 2006. We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, with a sublimit of $30.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first quarter of 2006, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $161.0 million. As of April 30, 2006, we had $142.5 million outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility in 2006.

Given our capital structure and our projections for future profitability and cash flow, we believe we could obtain additional financing, if necessary, for refinancing our long-term debt, or, if opportunities present themselves, future acquisitions.

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale dress shirt and sportswear businesses generate higher levels of sales and income in the first and third quarters, as the selling of Spring and Fall merchandise to our customers occurs at higher levels as these selling seasons begin. Royalty and other revenues tend to be earned somewhat evenly throughout the year. The third quarter has the highest level of royalty income, due to higher sales by licensees in advance of the holiday selling season.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 7, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2006 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of April 30, 2006, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.5 million annually.

Substantially all of our sales and expenses are currently denominated in United States dollars. However, certain of our operations and license agreements expose us to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro and the Yen. Our principal exposure to changes in exchange rates for the United States dollar results from our licensing business. Many of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. During times of a strengthening United States dollar, our foreign royalty revenues will be negatively impacted, and during times of a weakening United States dollar, our foreign royalty revenues will be favorably impacted.

Not all foreign license agreements expose us to foreign exchange risk. Many of our foreign license agreements specify that contractual minimums be paid in United States dollars. Thus, for these foreign license agreements where the licensee’s sales do not exceed contractual minimums, the licensee assumes the risk of changes in exchange rates and we do not.

Also somewhat mitigating our exposure to changes in the exchange rate for the Euro is our Calvin Klein administrative office in Milan, Italy. During times of a strengthening United States dollar against the Euro, our Milan expenses will be favorably impacted, and during times of a weakening United States dollar against the Euro, our Milan expenses will be negatively impacted.

Due to the fact that foreign royalties comprise about half of our total royalty revenues, which themselves approximate only 10% of our total revenues, changes in the exchange rate for the United States dollar have not had a material effect on our financial position or results of operations.

ITEM 4 – CONTROLS AND PROCEDURES

As of April 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting were effective as of April 30, 2006. Disclosure controls and procedures over financial reporting are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

On May 10, 2006, affiliates of the holders of our Series B convertible preferred stock acquired Tommy Hilfiger Corporation and the holders’ sole remaining director resigned from our Board of Directors. On May 12, 2006, the holders of our Series B convertible preferred stock converted all of the remaining outstanding shares of Series B convertible preferred stock into shares of our common stock. A substantial portion of the shares of common stock issued upon conversion was subsequently sold in a registered offering by the holders, the converted shares of Series B convertible preferred stock returned to the status of undesignated shares of our authorized preferred stock and the Investors’ Rights Agreement to which we were a party with such holders was terminated. Therefore, the following risk factor, which was included in our Annual Report on Form 10-K for the year ended January 29, 2006, is no longer applicable:

Significant influence by certain stockholders.

In connection with our acquisition of Calvin Klein, affiliates of Apax Managers, Inc. and Apax Partners Europe Managers Limited purchased $250 million of our Series B convertible preferred stock. During 2005, the Apax affiliates voluntarily converted a portion of such Series B convertible preferred stock, as further discussed in Note 10, “Series B Convertible Preferred Stock,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2006. As of January 29, 2006, the remaining Series B convertible preferred stock held by the Apax affiliates had liquidation preference of $161.9 million and was convertible by them into 21.1% of our outstanding common stock. If we elect not to pay a cash dividend for any quarter, then the Series B convertible preferred stock will be treated for purposes of the payment of future dividends and upon conversion, redemption or liquidation as if an in-kind dividend has been paid.

Pursuant to the Investors’ Rights Agreement we have with the Apax affiliates, the holders of our Series B convertible preferred stock are generally prohibited from initiating a takeover of us. In certain circumstances, the Apax affiliates may be able to participate in a bidding process initiated by a third party. As long as Apax affiliates own at least 50% of the shares of our Series B convertible preferred stock initially sold to the Apax affiliates, they will have the ability to prevent a change of control, or a sale of all or substantially all of our assets. As of January 29, 2006, the Apax affiliates owned approximately 61% of the shares of our Series B convertible preferred stock initially issued to them. Additionally, as long as 50% of our Series B convertible preferred stock remains outstanding, the holders of our Series B convertible preferred stock will have a right to purchase their pro rata share of newly issued securities. The holders of our Series B convertible preferred stock have certain additional rights, including the right to approve the issuance of certain new series of our preferred stock, which could also have the effect of discouraging a third party from pursuing a non-negotiated takeover, and preventing changes in control, of us.

Prior to the conversion of a portion of our Series B convertible preferred stock during 2005, the Apax affiliates had the right to elect separately as a class three directors and to have one of their directors serve on the audit, compensation, nominating and executive committees of our board, subject to applicable law, rule and regulation; current regulation precludes service on the audit committee. In connection with the conversion, the remaining preferred stockholders agreed to reduce their right to elect directors from three directors to two directors and to further reduce this right to one director if they did not have more than one director elected as of December 31, 2005. The remaining preferred stockholders did not elect an additional director as of December 31, 2005 and, as such, only one such director can be and is currently elected. If the Apax affiliates continue to own at least 10% of the Series B convertible preferred stock issued in connection with the acquisition of Calvin Klein they will maintain their right to elect separately as a class one director. However, the right of the Series B convertible preferred stockholders to elect a director will be terminated if the previously announced acquisition of Tommy Hilfiger Corporation by certain affiliates of the Apax affiliates is consummated. As a result of these and other rights related to their ownership of our Series B convertible preferred stock, the Apax affiliates have substantial influence over us.

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

ITEM 6 - EXHIBITS

The following exhibits are included herein:

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1977).

3.2	Amendment to Certificate of Incorporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1985).

3.3

Certificate of Designation of Series A Cumulative Participating Preferred Stock, filed June 10, 1986 (incorporated by reference to Exhibit A of the document filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 1986).

3.4	Amendment to Certificate of Incorporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

3.5	Amendment to Certificate of Incorporation, filed June 1, 1993 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994).

3.6	Amendment to Certificate of Incorporation, filed June 20, 1996 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 28, 1996).

3.7

Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2003).

3.8

Corrected Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation, dated as of April 17, 2003 (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003).

3.9	By-laws of Phillips-Van Heusen Corporation, as amended through March 3, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 8, 2005).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1981).

4.2

Preferred Stock Purchase Rights Agreement (the “Rights Agreement”), dated as of June 10, 1986, between Phillips-Van Heusen Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 1986).

4.3

Amendment to the Rights Agreement, dated as of March 31, 1987, between Phillips-Van Heusen Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1987).

4.4

Supplemental Rights Agreement and Second Amendment to the Rights Agreement, dated as of July 30, 1987, between Phillips-Van Heusen Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit (c)(4) to the Company’s Schedule 13E-4, Issuer Tender Offer Statement, dated July 31, 1987).

4.5

Third Amendment to the Rights Agreement, dated as of June 30, 1992, among Phillips-Van Heusen Corporation, The Chase Manhattan Bank, N.A. and The Bank of New York (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2000).

4.6

Notice of extension of the Rights Agreement, dated as of June 5, 1996, between Phillips-Van Heusen Corporation and The Bank of New York (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the period ended April 28, 1996).

4.7

Fourth Amendment to the Rights Agreement, dated as of April 25, 2000, between Phillips-Van Heusen Corporation and The Bank of New York (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2000).

4.8

Supplemental Rights Agreement and Fifth Amendment to the Rights Agreement, dated as of February 12, 2003, between Phillips-Van Heusen Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2003).

4.9

Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

4.10

First Supplemental Indenture, dated as of October 17, 2002, to Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2002).

4.11

Second Supplemental Indenture, dated as of February 12, 2002, to Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 26, 2003).

4.12

Indenture, dated as of May 5, 2003, between Phillips-Van Heusen Corporation and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 2003).

4.13

Indenture, dated as of February 18, 2004, between Phillips-Van Heusen Corporation and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004).

+ 15.	Acknowledgement of Independent Registered Public Accounting Firm.

+ 31.1	Certification of Emanuel Chirico, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+ 31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+ 32.1	Certification of Emanuel Chirico, Chief Executive Officer, Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+ 32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Filed herewith.

Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  June 6, 2006

/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller
(Chief Accounting Officer)