Form 10-K/A
period 2006-01-29
PHILLIPS VAN HEUSEN CORP /DE/
filed 2006-08-11
CIK 78239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

(Registrant’s telephone number)

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☒         Accelerated filer         ☐         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on July 29, 2005 (the last business day of the registrant’s most recently completed second quarter) was $1,414,580,827.

Number of shares of Common Stock outstanding as of March 31, 2006: 43,592,301.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Not Applicable	Not Applicable

EXPLANATORY NOTE:  This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 29, 2006 is being filed to provide revised segment reporting footnote disclosure. In the first quarter of our fiscal year 2006, the United States Securities and Exchange Commission requested certain information from us in connection with an ordinary course review of our Annual Report on Form 10-K for our fiscal year ended January 30, 2005, including how we aggregated segment data. In connection therewith, we have re-evaluated how we aggregate our operating divisions into our reportable segments under Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, we are revising certain of the Notes to Consolidated Financial Statements for all periods presented to disaggregate our Wholesale segment into the Wholesale Dress Shirt segment and the Wholesale Sportswear and Related Products segment. This disaggregation resolves the SEC’s comment regarding how we aggregate segment data for purposes of reporting segment information in the footnotes to our consolidated financial statements. As such, we no longer have any unresolved staff comments, as discussed in Item 1B and in the risk factor entitled “Our segment reporting has changed and the SEC may request further changes that would require us to restate information that appears in the notes to our financial statements” set forth in Item 1A of our Annual Report on Form 10-K for our fiscal year ended January 29, 2006.

This change in our segment reporting affects only Note 5, “Goodwill and Other Intangible Assets,” Note 14, “Activity Exit Costs and Asset Impairments” and Note 17, “Segment Data” of the Annual Report. No other notes have been revised and no financial statement information in Item 8 has been updated for any subsequent events. In addition, Item 9A has been amended to report that our disclosure controls and procedures were re-evaluated in connection with the issuance of this report, and pursuant to the rules of the SEC, Item 15 has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The aforementioned changes to the Notes to Consolidated Financial Statements had no effect on our financial position as of January 29, 2006 and January 30, 2005 or our results of operations and cash flows for the fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004.

***

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K/A including, without limitation, statements relating to our future revenues and earnings, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel and footwear products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositioning of brands by our licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to realize revenue growth from developing and growing Calvin Klein; (iv) our operations and results could be affected by quota restrictions and the imposition of safeguards (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s, or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

In the first quarter of our fiscal year 2006, the United States Securities and Exchange Commission requested certain information from us in connection with an ordinary course review of our Annual Report on Form 10-K for our fiscal year ended January 30, 2005, including how we aggregated segment data. In connection therewith, we have re-evaluated how we aggregate our operating divisions into our reportable segments under Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, we revised certain of the Notes to Consolidated Financial Statements for all periods presented to disaggregate our Wholesale segment into the Wholesale Dress Shirt segment and the Wholesale Sportswear and Related Products segment.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have re-evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting as of the end of the period covered by this report. Based on that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures over financial reporting are effective.

As part of their re-evaluation, our Chief Executive Officer and Chief Financial Officer determined that our segment data as originally disclosed was based on a fundamentally sound application of Statement No. 131. Previously, we aggregated our wholesale dress shirt and wholesale sportswear divisions into our Wholesale segment. Such aggregation was based on a detailed analysis of the aggregation criteria of Statement No. 131, including an analysis of the similarity our wholesale divisions shared with respect to customer base, production process, nature of products, distribution methods and economic characteristics. In particular, economic similarity was deemed to exist for our wholesale dress shirt and sportswear divisions based on their historical and projected sales growth rates, gross margins and operating earnings margins. The subsequent disaggregation of the Wholesale segment into the Wholesale Dress Shirt and Wholesale Sportswear and Related Products segments resulted from determining that while there is significant similarity in economic characteristics between our dress shirt and sportswear divisions, the degree to which they are similar may not be at the level required for aggregation. We believe the resulting disaggregation is based on a qualitative assessment of a number of factors including certain quantative measures. As such, while the resulting disaggregation represents a change in judgment as to the disclosure of additional segment data, our Chief Executive Officer and Chief Financial Officer determined that our segment data as originally determined and disclosed was based on an appropriate application of Statement No. 131, and that the design and operation of our disclosure controls and procedures over financial reporting were, and continue to be, effective.

Our disclosures in Management’s Discussion and Analysis of Results of Operations and Financial Condition have historically included disclosure regarding performance of various aspects of our business as applicable to the respective period’s results. While the revised footnote disclosure provides additional segment information, it does not represent a material change in the information provided regarding our performance.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-31 and F-32.

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

Exhibit Number
2.1

Stock Purchase Agreement, dated December 17, 2002, among Phillips-Van Heusen Corporation, Calvin Klein, Inc., Calvin Klein (Europe), Inc., Calvin Klein (Europe II) Corp., Calvin Klein Europe S.r.l., CK Service Corp., Calvin Klein, Barry Schwartz, Trust for the Benefit of the Issue of Calvin Klein, Trust for the Benefit of the Issue of Barry Schwartz, Stephanie Schwartz-Ferdman and Jonathan Schwartz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2002). The registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

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

3.8

Corrected Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation, dated April 17, 2003 (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003).

3.9

By-Laws of Phillips-Van Heusen Corporation, as amended through June 18, 1996 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 28, 1996).

3.10	By-laws of Phillips-Van Heusen Corporation, as amended through March 3, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 8, 2005).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1981).
4.2

Preferred Stock Purchase Rights Agreement (the “Rights Agreement”), dated June 10, 1986 between Phillips-Van Heusen Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 1986).

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

4.8

Supplemental Rights Agreement and Fifth Amendment to the Rights Agreement dated February 12, 2003, between Phillips-Van Heusen Corporation and The Bank of New York (successor to The Chase Manhattan Bank, N.A.), as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2003).

4.9

Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

4.10

First Supplemental Indenture, dated as of October 17, 2002 to Indenture dated as of November 1, 1993 between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10- Q for the period ended November 3, 2002).

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

4.13

Indenture, dated as of February 18, 2004 between Phillips-Van Heusen Corporation and SunTrust Bank as Trustee (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004).

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

10.26

Consent dated as of February 12, 2003 among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com.inc., G.H. Bass Franchises Inc., CD Group Inc., and the lender parties thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Lead Arranger and Sole Bookrunner, Fleet Retail Finance Inc., as Co-Arranger and Co- Syndication Agent, SunTrust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and Bank of America, N.A., as Co-Documentation Agent (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 26, 2003).

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

10.28

Investors’ Rights Agreement, dated as of February 12, 2003, by and among Phillips-Van Heusen Corporation and the Investors listed therein (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on February 26, 2003).

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

*10.35

Employment Agreement, dated as of April 12, 2004, between Bruce J. Klatsky and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 10, 2004); amendment to Employment Agreement, dated as of March 3, 2005, between Bruce J. Klatsky and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the period ended January 30, 2005); amendment to Employment Agreement, dated as of December 16, 2005, between Bruce J. Klatsky and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 21, 2005).

10.36

Purchase Agreement, dated as of November 22, 2004, among Cluett American Corp., Consumer Direct Corporation, Cluett Peabody Holding Corp., Phillips-Van Heusen Corporation, and Cluett American Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 16, 2004).

10.37

Amended and Restated Revolving Credit Agreement, dated as of December 15, 2004, among PVH, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com inc., G.H. Bass Franchises Inc., CD Group Inc., PVH CK Stores, Inc., PVH Ohio, Inc., PVH Michigan, Inc., PVH Pennsylvania, Inc., PVH Wholesale New Jersey, Inc., PVH Retail Management Company and the lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Joint Lead Arranger and Sole Bookrunner, Fleet Retail Group, Inc., as Joint Lead Arranger and Co- Syndication Agent, Sun Trust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co- Documentation Agent, and General Electric Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 16, 2004).

10.38

Conversion Agreement, dated as of July 14, 2005, by and among Phillips-Van Heusen Corporation and the Investors listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2005).

10.39

Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco, Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2005).

10.40

Release Agreement, dated as of February 27, 2006, between Mark Weber and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 3, 2006).

10.41

Termination Letter, dated as of February 27, 2006, from Phillips-Van Heusen Corporation to Mark Weber (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 3, 2006).

*10.42	Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, effective as of April 21, 2005 (incorporated by reference to Exhibit A to our Definitive Schedule 14A, filed on May 2, 2005).
*10.43	Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of April 21, 2005 (incorporated by reference to Exhibit B to our Definitive Schedule 14A, filed on May 2, 2005).
^*10.44	Employment Agreement, dated as of January 1, 2004, between P. Thomas Murry and Phillips-Van Heusen Corporation.
^*10.45	Employment Agreement, dated as of March 4, 2003, between Michael Shaffer and Phillips-Van Heusen Corporation.
^21	Phillips-Van Heusen Subsidiaries.
+23	Consent of Independent Auditors.
+31.1	Certification Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

+31.2	Certification Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
+32.1	Certification Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350.
+32.2	Certification Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350.

*

Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(c) of this report.

+

Filed herewith.

^

Exhibits were filed with the Company’s Annual Report on Form 10-K as originally filed on April 14, 2006.

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

Dated: August 10, 2006

PHILLIPS-VAN HEUSEN CORPORATION
By:	/s/ Emanuel Chirico Emanuel Chirico Chief Executive Officer and Director

FORM 10-K/A-ITEM 15(a)(1) and 15(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements--Years Ended
January 29, 2006, January 30, 2005 and February 1, 2004	F-2

Consolidated Balance Sheets--January 29, 2006 and January 30, 2005	F-3

Consolidated Statements of Cash Flows--Years Ended
January 29, 2006, January 30, 2005 and February 1, 2004	F-4

Consolidated Statements of Changes in Stockholders' Equity--Years Ended
January 29, 2006, January 30, 2005 and February 1, 2004	F-5

Notes to Consolidated Financial Statements	F-6

Selected Quarterly Financial Data (Unaudited)	F-30

Management's Report on Internal Control Over Financial Reporting	F-31

Reports of Independent Registered Public Accounting Firm	F-32

Ten Year Financial Summary	F-34

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-36

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	2005	2004	2003

Net sales	$1,697,254	$1,460,235	$1,425,716
Royalty and other revenues	211,594	181,193	143,120
Total revenues	1,908,848	1,641,428	1,568,836
Cost of goods sold	1,017,793	890,437	924,477

Gross profit	891,055	750,991	644,359
Selling, general and administrative expenses	684,209	621,855	588,577
Gain on sale of investments	-	743	3,496
Income before interest and taxes	206,846	129,879	59,278

Interest expense	34,390	44,643	37,476
Interest income	5,813	1,786	1,104

Income before taxes	178,269	87,022	22,906
Income tax expense	66,581	28,407	8,200

Net income	111,688	58,615	14,706

Preferred stock dividends on convertible stock	12,918	21,122	20,027
Preferred stock dividends on converted stock	2,051	-	-
Inducement payment and offering costs	14,205	-	-

Net income (loss) available to common stockholders	$ 82,514	$ 37,493	$ (5,321)

Basic net income (loss) per common share	$ 2.15	$ 1.20	$ (0.18)

Diluted net income (loss) per common share	$ 1.85	$ 1.14	$ (0.18)

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 29,	January 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$ 267,357	$ 124,114
Accounts receivable, net of allowances for doubtful accounts
of $3,111 and $3,085	96,757	93,447
Inventories	257,719	242,885
Prepaid expenses	18,122	18,975
Other, including deferred taxes of $23,435 and $13,666	23,693	13,943
Total Current Assets	663,648	493,364
Property, Plant and Equipment, net	158,492	154,630
Goodwill	199,999	174,518
Tradenames	612,966	612,772
Perpetual License Rights	86,000	86,000
Other Intangible Assets	420	480
Other Assets	25,914	27,818

	$1,747,439	$1,549,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 61,596	$ 54,531
Accrued expenses	145,269	133,405
Deferred revenue	17,751	20,557
Total Current Liabilities	224,616	208,493
Long-Term Debt	399,525	399,512
Other Liabilities, including deferred taxes of $232,484 and $187,199	350,710	312,805

Series B convertible preferred stock, par value $100 per share;
10,000 shares authorized; 6,116 and 10,000 shares issued and outstanding	161,926	264,746

Stockholders' Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized, including Series B convertible (125,000 shares designated as
Series A; 15,000 shares undesignated); no Series A or undesignated
shares outstanding	-	-
Common stock, par value $1 per share; 100,000,000 shares
authorized; 43,236,485 and 32,452,403 shares issued	43,236	32,452
Additional capital	346,061	185,670
Retained earnings	255,360	178,507
Accumulated other comprehensive loss	(33,995)	(32,024)
	610,662	364,605
Less: 39,685 shares of common stock held in treasury as of
January 30, 2005 - at cost	-	(579)

Total Stockholders' Equity	610,662	364,026

	$1,747,439	$1,549,582

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	2005	2004	2003
Operating activities
Net income	$111,688	$ 58,615	$ 14,706
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	31,519	28,972	25,750
Amortization	3,962	3,050	2,820
Deferred taxes	51,871	23,649	3,944
Impairment of long-lived assets	1,032	528	12,147
Prepayment penalty on early extinguishment of debt	-	7,293	-

Changes in operating assets and liabilities:
Accounts receivable	(3,310)	3,244	3,603
Inventories	(14,834)	(24,457)	27,039
Accounts payable, accrued expenses and deferred revenue	16,123	26,074	(17,316)
Prepaid expenses	853	4,123	(9,465)
Other, net	(9,519)	11,558	(7,005)
Net Cash Provided By Operating Activities	189,385	142,649	56,223

Investing activities
Purchase of property, plant and equipment	(37,443)	(46,195)	(31,970)
Acquisition of Arrow, including related fees	(194)	(70,539)	-
Contingent purchase price payments to Mr. Calvin Klein	(25,481)	(22,246)	(16,955)
Investment in minority interests	(768)	-	-
Sale of investments	-	743	17,234
Acquisition of Calvin Klein, net of acquired cash	-	-	(401,565)
Net Cash Used By Investing Activities	(63,886)	(138,237)	(433,256)

Financing activities
Proceeds from exercise of stock options	52,648	24,758	3,577
Acquisition of treasury shares	(69)	(125)	(68)
Cash dividends on common stock	(5,661)	(4,635)	(4,555)
Cash dividends on convertible preferred stock	(12,918)	(21,122)	-
Cash dividends on converted preferred stock	(2,051)	-	-
Inducement payment and offering costs	(14,205)	-	-
Purchase and redemption, including prepayment penalty, of 9 1/2%
senior subordinated notes	-	(157,293)	-
Proceeds from issuance of 7 1/4% senior unsecured notes, net
of related fees	-	145,131	-
Proceeds from issuance of 10% secured term loan	-	-	125,000
Repayment of 10% secured term loan	-	-	(125,000)
Proceeds from issuance of 8 1/8% senior unsecured notes, net
of related fees	-	-	144,696
Proceeds from issuance of Series B convertible preferred stock,
net of related fees	-	-	249,250
Proceeds from revolving line of credit	-	-	16,500
Payments on revolving line of credit	-	-	(16,500)
Net Cash Provided (Used) By Financing Activities	17,744	(13,286)	392,900

Increase (decrease) in cash	143,243	(8,874)	15,867
Cash at beginning of year	124,114	132,988	117,121
Cash at end of year	$267,357	$ 124,114	$ 132,988

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)

					Accumulated
	Common Stock				Other
	Shares	$1 par Value	Additional Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders' Equity

February 2, 2003	27,812,954	$27,813	$123,645	$155,525	$(34,370)	$(386)	$272,227
Net income				14,706			14,706
Minimum pension liability, net of tax
benefit of $400					(530)		(530)
Foreign currency translation adjustments,
net of tax benefit of $111					(181)		(181)
Total comprehensive income							13,995
Stock options exercised	296,864	297	3,280				3,577
Tax benefit from exercise of stock options			371				371
Issuance of common stock and warrant
related to Calvin Klein acquisition	2,535,926	2,536	28,101				30,637
Common stock dividends				(4,555)			(4,555)
Convertible preferred stock dividends				(20,027)			(20,027)
Acquisition of 4,464 treasury shares						(68)	(68)

February 1, 2004	30,645,744	30,646	155,397	145,649	(35,081)	(454)	296,157
Net income				58,615			58,615
Minimum pension liability, net of tax
expense of $1,856					3,013		3,013
Foreign currency translation adjustments,
net of tax expense of $27					44		44
Total comprehensive income							61,672
Stock options exercised	1,806,659	1,806	22,952				24,758
Tax benefit from exercise of stock options			7,321				7,321
Common stock dividends				(4,635)			(4,635)
Convertible preferred stock dividends				(21,122)			(21,122)
Acquisition of 6,640 treasury shares						(125)	(125)

January 30, 2005	32,452,403	32,452	185,670	178,507	(32,024)	(579)	364,026
Net income				111,688			111,688
Minimum pension liability, net of tax
benefit of $1,129					(1,842)		(1,842)
Foreign currency translation adjustments,
net of tax benefit of $79					(129)		(129)
Total comprehensive income							109,717
Stock options exercised	3,482,064	3,482	49,166				52,648
Tax benefit from exercise of stock options			16,355				16,355
Common stock dividends				(5,661)			(5,661)
Convertible preferred stock dividends				(12,918)			(12,918)
Converted preferred stock dividends				(2,051)			(2,051)
Inducement payment and offering costs				(14,205)			(14,205)
Acquisition of 2,616 treasury shares						(69)	(69)
Conversion of convertible preferred
stock	7,302,018	7,302	94,870			648	102,820

January 29, 2006	43,236,485	$43,236	$346,061	$255,360	$(33,995)	$ -	$610,662

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

Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

Fiscal Year - Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. Results for 2005, 2004 and 2003 represent the 52 weeks ended January 29, 2006, January 30, 2005 and February 1, 2004, respectively.

Reclassifications - For comparative purposes, certain prior period amounts have been reclassified to conform to the current period's presentation.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Goodwill and Other Intangible Assets - Goodwill is tested for impairment annually, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Under Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets," reporting units are defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Under these criteria, as of January 29, 2006, the Company had nine reporting units. The Company's goodwill relates to and is directly assigned to three of its reporting units. An impairment loss would be recognized if the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. The estimated fair value of a reporting unit is calculated based on the reporting unit's percentage contribution of earnings to the Company and applied to the estimated fair market value of the Company.

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

Sales Incentives - The Company uses certain sales incentive programs related to the Company's retail operations, such as a customer loyalty program and the issuance of coupons. The Company's loyalty program is structured such that customers receive gift cards for future use after specified levels of spending are achieved. Costs associated with the Company's loyalty program are recorded ratably as a cost of sales based on enrolled customers' spending. Costs associated with coupons are recorded as a reduction of revenue at the time of coupon redemption.

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

Foreign Currency Translations - The consolidated financial statements of the Company are prepared in United States dollars, as this is the currency of the primary economic environment in which the Company operates, and the vast majority of its revenue is received and expenses are disbursed in United States dollars. Where the functional currency of business units is not the United States dollar, balance sheet accounts are translated at the current exchange rate and income statement transactions are translated at the average exchange rate for the period. Adjustments resulting from translating the financial statements of business units which do not use the United States dollar as their functional currency are recorded in stockholders' equity as a component of accumulated other comprehensive loss.

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

The following table illustrates the effect on net income and net income (loss) per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123:

	2005	2004	2003

Net income - as reported	$111,688	$58,615	$14,706
Deduct: Stock-based compensation expense determined
under fair value method, net of related tax effects	7,762	8,006	3,385

Net income - as adjusted	$103,926	$50,609	$11,321

Net income (loss) per common share:
Basic - as reported	$ 2.15	$ 1.20	$ (0.18)
Diluted - as reported	$ 1.85	$ 1.14	$ (0.18)
Basic - as adjusted	$ 1.95	$ 0.95	$ (0.29)
Diluted - as adjusted	$ 1.70	$ 0.90	$ (0.29)

The assumptions used to calculate the fair value of stock options at their grant dates are presented in Note 11, "Stockholders' Equity."

New Accounting Standards - In November 2004, the FASB issued Statement No. 151, "Inventory Costs." FASB Statement No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

(spoilage) be recognized as current period charges. FASB Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As such, the Company will adopt the provisions of FASB Statement No. 151 in the first quarter of 2006. The Company does not expect this to have a material impact on the Company's consolidated financial statements.

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

4.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are summarized as follows:

	2005	2004

Land	$ 1,090	$ 1,090
Buildings and building improvements	27,665	27,341
Machinery, software and equipment	162,948	158,879
Furniture and fixtures	100,291	91,298
Shops within a store	7,789	5,294
Leasehold improvements	90,155	80,418
Property, plant and equipment, gross	389,938	364,320
Less: Accumulated depreciation	(231,446)	(209,690)
Property, plant and equipment, net	$ 158,492	$ 154,630

5.

GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, are as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Shirt	Products	Licensing	Total

Balance as of February 1, 2004	$11,277	$83,465	$ 63,977	$158,719
Calvin Klein acquisition liability adjustment	-	-	(3,784)	(3,784)
Realization of acquisition tax loss carryforwards	(1,331)	(1,332)	-	(2,663)
Contingent purchase price payments to Mr. Calvin Klein	-	-	22,246	22,246
Balance as of January 30, 2005	9,946	82,133	82,439	174,518
Contingent purchase price payments to Mr. Calvin Klein	-	-	25,481	25,481
Balance as of January 29, 2006	$ 9,946	$82,133	$107,920	$199,999

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

Intangible assets subject to amortization consist of a covenant not to compete with balances as follows:

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of February 1, 2004	$600	$ 60	$540
Amortization	-	60	(60)
Balance as of January 30, 2005	600	120	480
Amortization	-	60	(60)
Balance as of January 29, 2006	$600	$180	$420

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

Following is a reconciliation of the changes in the projected benefit obligation (pension plans) and the accumulated postretirement benefit obligation (postretirement plan) for each of the last two years:

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

	Pension Plans		Postretirement Plan
	2005	2004	2005	2004

Beginning of year	$216,060	$194,755	$39,639	$38,997
Service cost	6,055	5,176	-	-
Interest cost	13,105	12,262	1,698	2,341
Settlement payments	(8,925)	-	-	-
Special termination benefits	432	-	211	-
Benefit payments	(8,872)	(9,504)	-	-
Benefit payments, net of retiree contributions	-	-	(2,755)	(2,471)
Reflection of Medicare subsidy	-	-	(1,644)	-
Actuarial loss (gain)	14,680	12,586	(8,578)	772
Plan amendments	-	785	-	-
End of year	$232,535	$216,060	$28,571	$39,639

Settlement payments in 2005 relate to the Company's supplemental pension plan and resulted principally from the retirement of Bruce J. Klatsky, the Company's Chairman and former Chief Executive Officer. The special termination benefits for the pension and postretirement plans in 2005 relate to Mr. Klatsky's retirement.

The effects of the Medicare subsidy on the interest cost and actuarial loss components included in the above table were immaterial for 2005.

The accumulated benefit obligation for the pension plans was $218,551 and $203,586 at the end of 2005 and 2004, respectively.

Following is a reconciliation of the fair value of the assets held by the Company's pension plans for each of the last two years:

	2005	2004

Beginning of year	$161,277	$127,092
Actual return, net of plan expenses	10,955	18,307
Benefit payments	(8,872)	(9,504)
Settlement payments	(8,925)	-
Company contributions	11,425	25,382
End of year	$165,860	$161,277

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Certain of the Company's pension plans, including the unfunded supplemental pension plan, have projected and accumulated benefit obligations in excess of plan assets as follows:

	2005	2004

Aggregate projected benefit obligation	$232,535	$211,896
Aggregate fair value of related plan assets	165,860	157,090

Aggregate accumulated benefit obligation	214,288	196,707
Aggregate fair value of related plan assets	161,490	153,695

Net benefit cost recognized in each of the last three years is as follows:

	Pension Plans			Postretirement Plan
	2005	2004	2003	2005	2004	2003

Service cost, including plan
expenses	$ 6,215	$ 5,336	$ 4,156	$ -	$ -	$ -
Interest cost	13,105	12,262	11,514	1,698	2,341	2,444
Amortization of net loss	8,455	6,976	3,867	400	1,238	1,166
Expected return on plan assets	(13,155)	(12,535)	(11,796)	-	-	-
Amortization of prior service cost	1,567	1,981	1,856	(444)	(444)	(444)
Settlement loss	3,949	-	-	-	-	-
Special termination benefits	432	-	-	211	-	-
Total	$20,568	$14,020	$ 9,597	$1,865	$3,135	$3,166

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

Following is a reconciliation of the projected benefit obligation (pension plans) and the accumulated postretirement benefit obligation (postretirement plan) at the end of each of the last two years to the amounts recognized on the Company's Consolidated Balance Sheets:

	Pension Plans		Postretirement Plan
	2005	2004	2005	2004

Projected benefit obligation	$ 232,535	$ 216,060	$28,571	$ 39,639
Unrecognized prior service cost	(806)	(2,373)	3,991	4,435
Unrecognized losses	(68,943)	(64,626)	(6,740)	(17,362)
Employer contributions made after December 31	(30,215)	(3,323)	(178)	(204)
Minimum pension liability	54,402	51,431	-	-
Plan assets at fair value	(165,860)	(161,277)	-	-
Amount recognized in other liabilities	$ 21,113	$ 35,892	$25,644	$ 26,508

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

		Postretirement Plan
		Excluding Medicare	Expected Medicare
	Pension Plans	Subsidy Receipts	Subsidy Receipts

2006	$10,035	$ 2,865	$(186)
2007	11,221	2,921	(192)
2008	11,252	2,939	(194)
2009	12,424	2,984	(195)
2010	12,940	2,982	(190)
2011-2015	88,985	13,100	(816)

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

	1% Increase	1% Decrease

Impact on service and interest cost	$ 128	$ (114)
Impact on year-end accumulated postretirement benefit obligation	$2,253	$(1,998)

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

9.

INCOME TAXES

Income taxes consist of:

	2005	2004	2003
Federal:
Current	$ 9,649	$ 696	$ -
Deferred	47,340	25,760	3,944
State, foreign and local:
Current	5,061	4,062	4,256
Deferred	4,531	(2,111)	-
Total	$66,581	$28,407	$8,200

Included as deferred tax expense for 2005 is a $16,355 current tax benefit from the exercise of stock options.

Taxes paid were $7,472 (2005), $4,138 (2004) and $4,389 (2003).

The approximate tax effect of items giving rise to the deferred income tax liability recognized in the Company's Consolidated Balance Sheets is as follows:

	2005	2004

Depreciation and amortization	$ (15,821)	$ (19,534)
Employee compensation and benefits	11,644	18,330
Tax loss and credit carryforwards	43,368	61,877
Minimum pension liability	20,673	19,544
Book versus tax basis difference related to identifiable intangible
assets	(231,800)	(231,800)
Acquisition costs	(25,948)	(13,528)
Other, net	(4,880)	(2,348)
Subtotal	(202,764)	(167,459)
Valuation allowance for state net operating loss carryforwards	(6,285)	(6,074)
Total	$(209,049)	$(173,533)

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

A reconciliation of the statutory Federal income tax to the income tax expense is as follows:

	2005	2004	2003

Statutory 35% Federal tax	$62,394	$30,458	$8,017
State and local income taxes, net of Federal
income tax benefit	4,122	683	656
Other, net	65	(2,734)	(473)
Income tax expense	$66,581	$28,407	$8,200

Other, net in 2004 includes a $2,111 reduction in the valuation allowance for state net operating loss carryforwards.

The domestic and foreign components of income before provision for income taxes are as follows:

	2005	2004	2003

Domestic	$184,090	$89,363	$ 33,249
Foreign	(5,821)	(2,341)	(10,343)
Total	$178,269	$87,022	$ 22,906

On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed by President Bush. The AJCA provides for a special one time deduction of 85% of certain foreign earnings that are repatriated (as defined by the AJCA) in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The repatriation provision did not have any impact on the Company's consolidated financial statements.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted in each year:

	2005	2004	2003

Weighted average risk-free interest rate	4.13%	3.76%	3.48%
Expected option life	6 Years	6 Years	6 Years
Weighted average expected volatility	25.9%	26.9%	29.5%
Expected annual dividends per share	$ 0.15	$ 0.15	$ 0.15
Weighted average estimated fair
value per share of options granted	$ 10.08	$ 5.89	$ 3.79

Other data with respect to service-based stock options follows:

		Range of Exercise			Weighted Average
	Options	Prices Per Option			Price Per Option

Outstanding at February 2, 2003	4,866	$ 6.81	-	$31.63	$12.62
Granted	1,038	12.34	-	16.70	12.55
Exercised	297	6.81	-	15.13	12.05
Cancelled	284	9.38	-	31.63	13.09
Outstanding at February 1, 2004	5,323	6.81	-	27.88	12.61
Granted	1,079	16.81	-	25.14	18.96
Exercised	1,401	6.81	-	16.55	12.24
Cancelled	130	9.38	-	27.88	15.68
Outstanding at January 30, 2005	4,871	6.81	-	25.14	14.04
Granted	1,732	25.88	-	35.63	31.16
Exercised	2,138	6.81	-	19.10	12.84
Cancelled	81	9.38	-	25.88	18.61
Outstanding at January 29, 2006	4,384	$ 7.38	-	$35.63	$21.31

Additional information regarding service-based stock options outstanding at January 29, 2006 follows:

		Weighted Average	Weighted Average		Weighted Average
Range of	Number of	Remaining	Exercise Price	Number of	Exercise Price
Exercise	Options	Contractual	Per Option	Options	Per Option
Prices Per Option	Outstanding	Life	Outstanding	Exercisable	Exercisable

$ 7.38 - $13.00	808	6.1	$11.46	499	$10.93
$13.06 - $16.70	963	4.8	14.16	772	14.02
$17.22 - $19.50	894	8.2	18.92	167	18.93
$20.99 - $31.67	814	9.2	26.64	3	23.95
$31.75 - $35.63	905	9.9	35.27	-	-
	4,384	7.6	$21.31	1,441	$13.54

Performance-Based Stock Options - The Company made grants in 2004 of 1,750 performance-based, non-qualified stock options to Bruce J. Klatsky, the Company's Chairman and former Chief Executive Officer. The options were granted with an exercise price of $18.75. The options had a seven-year duration and vesting was partly contingent upon a 20-day average stock price of the Company's common stock. When the Company's 20-day

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

average stock price reached $22.50, 50% of the options vested. When the Company's 20-day average stock price reached $25.00, 75% of the options vested. When the Company's 20-day average stock price reached $27.50, 100% of the options vested. If these targets had not been achieved, the options would have fully vested six years after the date of grant. As of January 29, 2006, 100% of these options had vested and were exercised.

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

At January 29, 2006, minimum annual rental commitments under non-cancelable operating leases are as follows:

2006	$ 77,180
2007	65,363
2008	56,151
2009	43,824
2010	32,687
Thereafter	96,672
Total minimum lease payments	$371,877

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

At January 29, 2006, aggregate future minimum rentals to be received under non-cancelable subleases are $5,000.

Rent expense is as follows:

	2005	2004	2003

Minimum	$ 87,373	$80,306	$75,626
Percentage and other	14,192	14,701	14,015
Less: Sublease rental income	(1,907)	(1,022)	-
Total	$99,658	$93,985	$89,641

14.

ACTIVITY EXIT COSTS AND ASSET IMPAIRMENTS

Activity Exit Costs

At the end of 2005, the Company closed its Calvin Klein Collection store in Paris.

Costs associated with closing the store are as follows:

	Total Expected	Incurred	Liability
	to be Incurred	in 2005	at 1/29/06

Severance and termination benefits	$ 775	$ 775	$ 775
Lease termination costs	1,777	1,777	1,777
Total	$2,552	$2,552	$2,552

Under FASB Statement No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," lease termination costs were recorded based on their estimated fair value when the store was closed.

The costs associated with closing the store are included in selling, general and administrative expenses of the Retail Apparel and Related Products segment.

Asset Impairments

During 2005, Federated Department Stores, Inc. acquired The May Department Stores Company. In connection with the acquisition, Federated announced its intention to divest certain of its locations beginning in 2006. The Company has identifiable long-lived assets, consisting of shops within stores (fixtures located in third party customer locations) in certain of the locations to be divested. This was an impairment indicator which caused the

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Company to evaluate whether the net book value of these long-lived assets was recoverable. In the fourth quarter of 2005, the Company determined that the long-lived assets in 46 locations were not recoverable and recorded an impairment of $443. This amount is included in selling, general and administrative expenses of the Wholesale Sportswear and Related Products segment. Since the long-lived assets are related to locations to be divested, there were deemed to be no future cash flows associated with the long-lived assets in these locations. As such, the impairment recorded was equal to the net book value of the long-lived assets in these locations.

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

In 2003, the Company announced the licensing of the Bass brand for wholesale distribution of footwear to Brown Shoe Company, Inc. and the Company's exiting of the wholesale footwear business. This action was an impairment indicator which caused the Company to evaluate whether the net book value of the long-lived assets relating to the wholesale footwear business, which principally included leasehold improvements in the South Portland, Maine facility and various information systems that specifically supported the Company's wholesale footwear business, was recoverable. Based on this evaluation, during 2003, the Company determined that the long-lived assets were not recoverable and recorded an impairment of $3,130. This amount is included in selling, general and administrative expenses of the Wholesale Sportswear and Related Products segment. Since the long-lived assets related to the exiting of the wholesale footwear business, no future cash flows were expected from the impaired assets and the impairment recorded was equal to the net book value of these long-lived assets.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

15.

EARNINGS PER SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:

	2005	2004	2003

Net income	$111,688	$58,615	$14,706
Less:
Preferred stock dividends on convertible stock	12,918	21,122	20,027
Preferred stock dividends on converted stock	2,051	-	-
Inducement payment and offering costs	14,205	-	-
Net income (loss) available to common
stockholders for basic net income (loss) per
common share	$ 82,514	$37,493	$ (5,321)

Add back preferred stock dividends on convertible stock	12,918	21,122	-
Net income (loss) available to common stockholders
for diluted net income (loss) per common share	$ 95,432	$58,615	$ (5,321)

Weighted average common shares outstanding
for basic net income (loss) per common share	38,297	31,117	30,314
Impact of dilutive stock options	1,803	1,610	-
Impact of dilutive warrant	29	-	-
Impact of assumed convertible preferred stock conversion	11,566	18,910	-
Total shares for diluted net income (loss) per common
share	51,695	51,637	30,314

Basic net income (loss) per common share	$ 2.15	$ 1.20	$ (0.18)
Diluted net income (loss) per common share	$ 1.85	$ 1.14	$ (0.18)

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

17.

SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments:  (i) Wholesale Dress Shirt, (ii) Wholesale Sportswear and Related Products, (iii) Retail Apparel and Related Products, (iv) Retail Footwear and Related Products and (v) Calvin Klein Licensing.

Wholesale Dress Shirt Segment - This segment represents the results of the Company’s wholesale dress shirt division. This division derives revenues primarily from marketing dress shirts under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps, Sean John and Donald J. Trump Signature Collection to department, mid-tier department and specialty stores.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Wholesale Sportswear and Related Products Segment - The Company aggregates its wholesale sportswear divisions into the Wholesale Sportswear and Related Products segment.  This segment derives revenues primarily from marketing sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow and Calvin Klein to department, mid-tier department and specialty stores.  In addition, this segment includes the operations of the Company's G.H. Bass wholesale footwear division, which was exited at the end of 2003.

Retail Apparel and Related Products Segment - The Company aggregates its Van Heusen, Izod, Geoffrey Beene and Calvin Klein retail outlet divisions into the Retail Apparel and Related Products segment. This segment derives revenues principally from operating retail stores in the outlet channel of distribution which sell apparel and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene and Calvin Klein. In addition, the Company aggregates the results of its Calvin Klein Collection Retail division into the Retail Apparel and Related Products segment. This division sells Calvin Klein Collection branded high-end collection apparel and accessories through the Company's own full price retail stores, which during 2003, 2004 and 2005 were located in New York City, Dallas and Paris. The stores in Dallas and Paris were closed in the fourth quarter of 2005.

Retail Footwear and Related Products Segment - This segment represents the results of the Company's Bass Retail division. This division derives revenues principally from operating retail stores, primarily in the outlet channel of distribution, which sell footwear, apparel and accessories under the Bass brand name.

Calvin Klein Licensing Segment - The Company aggregates the results of its Calvin Klein licensing and advertising divisions into the Calvin Klein Licensing segment. This segment derives revenues from licensing and similar arrangements worldwide relating to the use by third parties of the Calvin Klein Collection, ck Calvin Klein and Calvin Klein brands for a broad array of products and retail services.

Prior to the end of its fiscal 2005 year, the Company aggregated its divisions into two segments: (i) Calvin Klein Licensing segment and (ii) Apparel and Related Products segment. In the first quarter of 2006, the United States Securities and Exchange Commission (SEC) requested certain information from the Company in connection with an ordinary course review of the Company’s Annual Report on Form 10-K for fiscal 2004, including how the Company aggregated segment data.

As a result of the communication with the SEC, the Company re-evaluated the way it aggregated its operating divisions into its reportable segments under FASB Statement No. 131. Therefore, the Apparel and Related Products segment has been disaggregated into the Wholesale Dress Shirt, Wholesale Sportswear and Related Products, Retail Apparel and Related Products, and Retail Footwear and Related Products segments described above. Prior year segment data has been reclassified for this change.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

The following tables present summarized information by segment:

2005	2004	2003

Revenues - Wholesale Dress Shirt
Net sales	$ 394,670	$ 326,829	$ 315,615
Royalty and other revenues	7,839	2,856	2,154
Total	402,509	329,685	317,769

Revenues - Wholesale Sportswear and Related Products
Net sales	494,062	401,505	396,373
Royalty and other revenues	15,958	9,886	6,872
Total	510,020	411,391	403,245

Revenues - Retail Apparel and Related Products
Net sales	556,355	467,019	416,292
Royalty and other revenues	7,387	7,380	5,202
Total	563,742	474,399	421,494

Revenues - Retail Footwear and Related Products
Net sales	252,167	264,882	276,571
Royalty and other revenues	700	560	-
Total	252,867	265,442	276,571

Revenues - Calvin Klein Licensing
Net sales	-	-	20,865
Royalty and other revenues	179,710	160,511	128,892
Total	179,710	160,511	149,757

Total Revenues
Net sales	1,697,254	1,460,235	1,425,716
Royalty and other revenues	211,594	181,193	143,120
Total(1)	$1,908,848	$1,641,428	$1,568,836

Operating income - Wholesale Dress Shirt	$ 54,549	$ 41,065	$ 41,511

Operating income - Wholesale Sportswear and Related Products	81,024	39,621(2)	23,896(5)

Operating income (loss) - Retail Apparel and Related Products	27,710	12,587(3)	(3,864)(6)

Operating income - Retail Footwear and Related Products	10,760	6,522(4)	7,434(7)

Operating income - Calvin Klein Licensing	74,751	63,204	15,025(8)

Corporate expenses(9)	41,948	33,120	24,724

Income before interest and taxes	$ 206,846	$ 129,879	$ 59,278

(1)

No single customer accounted for greater than 10% of the Company's revenues in 2004 or 2003. In 2005, Federated acquired May. The combined company accounted for 13.7% of the Company's revenues in 2005, reported in the Wholesale Dress Shirt and the Wholesale Sportswear and Related Products segments.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

(2)

Operating income for the Wholesale Sportswear and Related Products segment in 2004 includes $12,643 of costs associated with exiting the wholesale footwear business and related costs.

(3)

Operating income for the Retail Apparel and Related Products segment in 2004 includes $985 of costs associated with the closing of certain retail outlet stores.

(4)

Operating income for the Retail Footwear and Related Products segment in 2004 includes $405 of costs associated with the closing of certain retail outlet stores.

(5)

Operating income for the Wholesale Sportswear and Related Products segment in 2003 includes $9,599 of costs associated with exiting the wholesale footwear business and related costs.

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

	2005	2004	2003
Identifiable Assets
Wholesale Dress Shirt	$ 129,630	$ 119,928	$ 88,068
Wholesale Sportswear and Related Products	271,420	271,361	213,350
Retail Apparel and Related Products	176,570	172,101	148,132
Retail Footwear and Related Products	55,260	59,583	74,193
Calvin Klein Licensing	684,125	651,612	627,613
Corporate	430,434	274,997	287,927
Total	$1,747,439	$1,549,582	$1,439,283
Depreciation and Amortization
Wholesale Dress Shirt	$ 3,737	$ 3,779	$ 3,202
Wholesale Sportswear and Related Products	6,781	5,432	4,816
Retail Apparel and Related Products	13,288	11,101	10,033
Retail Footwear and Related Products	5,366	5,805	6,076
Calvin Klein Licensing	1,861	2,017	1,459
Corporate	4,448	3,888	2,984
Total	$ 35,481	$ 32,022	$ 28,570
Identifiable Capital Expenditures
Wholesale Dress Shirt	$ 2,782	$ 2,509	$ 2,785
Wholesale Sportswear and Related Products	6,271	7,926	3,015
Retail Apparel and Related Products	20,534	26,383	16,701
Retail Footwear and Related Products	3,607	5,946	5,877
Calvin Klein Licensing	1,279	1,124	1,189
Corporate	2,970	2,307	2,403
Total	$ 37,443	$ 46,195	$ 31,970

Assets related to the Company's segments are principally located in the United States.

Revenues for the Wholesale Dress Shirt, Wholesale Sportswear and Related Products, Retail Apparel and Related Products, and Retail Footwear and Related Products segments occurred principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows:

	2005	2004	2003

Domestic	$ 84,284	$ 71,797	$ 81,497
Foreign	95,426	88,714	68,260
Total	$179,710	$160,511	$149,757

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

One of the Company's directors, Joel H. Goldberg, owns Career Consultants, Inc. and S.K. Associates, Inc. During 2005, 2004 and 2003, the Company purchased services of approximately $616, $1,220 and $1,294, respectively, from Mr. Goldberg and his two companies for management consulting and recruiting.

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

/s/ Emanuel Chirico	/s/ Michael Shaffer	/s/ Vincent A. Russo

Emanuel Chirico	Michael Shaffer	Vincent A. Russo
Chief Executive Officer	Executive Vice President and	Vice President and Controller
March 20, 2006	Chief Financial Officer	March 20, 2006
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

ERNST & YOUNG LLP

New York, New York

March 20, 2006

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY

(In thousands, except per share data, percents and ratios)

	2005(1)	2004(2)	2003(3)	2002	2001(4)
Summary of Operations
Revenues	$1,908,848	$1,641,428	$1,568,836	$1,392,038	$1,418,185
Cost of goods sold and expenses	1,702,002	1,511,549	1,509,558	1,323,003	1,377,046
Income (loss) before interest and taxes	206,846	129,879	59,278	69,035	41,139
Interest expense, net	28,577	42,857	36,372	22,729	24,451
Income tax expense (benefit)	66,581	28,407	8,200	15,869	6,008
Net income (loss)	$ 111,688	$ 58,615	$ 14,706	$ 30,437	$ 10,680

Per Share Statistics
Basic net income (loss) per common share	$ 2.15	$ 1.20	$ (0.18)	$ 1.10	$ 0.39
Diluted net income (loss) per common share	1.85	1.14	(0.18)	1.08	0.38

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders' equity per common share	14.12	11.23	9.68	9.80	9.62

Financial Position
Current assets	663,648	493,364	490,584	451,127	405,300
Current liabilities	224,616	208,493	182,864	127,439	114,358
Working capital	439,032	284,871	307,720	323,688	290,942
Total assets	1,747,439	1,549,582	1,439,283	771,700	708,933
Long-term debt	399,525	399,512	399,097	249,012	248,935
Series B convertible preferred stock	161,926	264,746	264,746	-	-
Stockholders' equity	$ 610,662	$ 364,026	$ 296,157	$ 272,227	$ 265,727

Other Statistics
Total debt to total capital(7)	34.1%	38.9%	41.6%	47.8%	48.4%
Net debt to net capital(8)	14.6%	30.5%	32.2%	32.6%	43.6%
Current ratio	3.0	2.4	2.7	3.5	3.5

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

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY (CONTINUED)

(In thousands, except per share data, percents and ratios)

	2000(5)	1999	1998	1997(6)	1996(5)
Summary of Operations
Revenues	$1,440,719	$1,260,533	$1,293,907	$1,341,465	$1,351,722
Cost of goods sold and expenses	1,370,182	1,212,223	1,250,422	1,428,618	1,303,984
Income (loss) before interest and taxes	70,537	48,310	43,485	(87,153)	47,738
Interest expense, net	22,322	22,430	27,743	20,672	23,164
Income tax expense (benefit)	18,115	9,007	3,915	(41,246)	6,044
Net income (loss)	$ 30,100	$ 16,873	$ 11,827	$ (66,579)	$ 18,530

Per Share Statistics
Basic net income (loss) per common share	$ 1.10	$ 0.62	$ 0.43	$ (2.46)	$ 0.69
Diluted net income (loss) per common share	1.10	0.62	0.43	(2.46)	0.68

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders' equity per common share	9.80	8.86	8.39	8.11	10.73

Financial Position
Current assets	436,381	425,970	368,017	385,018	362,958
Current liabilities	138,095	124,580	132,686	133,335	122,266
Working capital	298,286	301,390	235,331	251,683	240,692
Total assets	724,364	673,748	674,313	660,459	657,436
Long-term debt	248,851	248,784	248,723	241,004	189,398
Series B convertible preferred stock	-	-	-	-	-
Stockholders' equity	$ 268,561	$ 241,685	$ 228,888	$ 220,305	$ 290,158

Other Statistics
Total debt to total capital(7)	48.1%	50.7%	54.0%	53.0%	43.1%
Net debt to net capital(8)	46.0%	38.9%	53.0%	51.8%	41.7%
Current ratio	3.2	3.4	2.8	2.9	3.0

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

SCHEDULE II

PHILLIPS-VAN HEUSEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions(b)	of Period

Year Ended January 29, 2006

Deducted from asset accounts:
Allowance for doubtful
accounts	$3,085	$1,038	$ -	$1,012	$3,111

Year Ended January 30, 2005

Deducted from asset accounts:
Allowance for doubtful
accounts	$5,863	$ (615)	$ -	$2,163	$3,085

Year Ended February 1, 2004

Deducted from asset accounts:
Allowance for doubtful
accounts	$2,872	$1,951	$1,305(a)	$ 265	$5,863

(a)

Addition due to the acquisition of Calvin Klein, Inc.

(b)

Principally accounts written-off as uncollectible