Form 10-Q/A
period 2006-04-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 2006-08-11
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of April 30, 2006, January 29, 2006 and
May 1, 2005	2

Condensed Consolidated Income Statements for the Thirteen Weeks Ended April 30, 2006
and May 1, 2005	3

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
April 30, 2006 and May 1, 2005	4

Notes to Condensed Consolidated Financial Statements	5-13

Item 4 - Controls and Procedures	13-14

PART II -- OTHER INFORMATION

Item 6 - Exhibits	15-16

Signatures	17

EXPLANATORY NOTE:  This Amendment No. 1 to our Quarterly Report on Form 10-Q for the thirteen weeks ended April 30, 2006 is being filed to provide revised segment reporting footnote disclosure. In the first quarter of our fiscal year 2006, the United States Securities and Exchange Commission requested certain information from us in connection with an ordinary course review of our Annual Report on Form 10-K for our fiscal year ended January 30, 2005, including how we aggregated segment data. In connection therewith, we have re-evaluated how we aggregate our operating divisions into our reportable segments under Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, we are revising certain of the Notes to Condensed Consolidated Financial Statements for the periods presented to disaggregate our Wholesale segment into the Wholesale Dress Shirt segment and the Wholesale Sportswear and Related Products segment.

This change in our segment reporting affects only Note 3, “Goodwill,”  Note 8, “Activity Exit Costs and Other Charges” and Note 11, “Segment Data” in Item 1 in Part 1 of the quarterly report. No other notes have been revised and no financial statement information in Item 1 in Part 1 has been updated for any subsequent events. In addition, Item 4 in Part 1 has been amended to report that our disclosure controls and procedures were re-evaluated in connection with the issuance of this report, and pursuant to the rules of the SEC, Item 6 in Part 2 has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The aforementioned changes to the Notes to Condensed Consolidated Financial Statements had no effect on our financial position as of April 30, 2006, January 29, 2006 and May 1, 2005 or our results of operations and cash flows for the thirteen weeks ended April 30, 2006 and May 1, 2005.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q/A including, without limitation, statements relating to our future revenues and earnings, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel and footwear products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositioning of brands by our licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to realize revenue growth from developing and growing Calvin Klein; (iv) our operations and results could be affected by quota restrictions and the imposition of safeguards (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s, or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

3.  GOODWILL

The changes in the carrying amount of goodwill for the period ended April 30, 2006, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Shirt	Products	Licensing	Total

Balance as of January 29, 2006	$9,946	$82,133	$107,920	$199,999
Contingent purchase price payments to Mr. Calvin Klein	-	-	6,737	6,737
Balance as of April 30, 2006	$9,946	$82,133	$114,657	$206,736

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

The costs associated with closing the facility are included in selling, general and administrative expenses of the Wholesale Dress Shirt segment.

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

11.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments (i) Wholesale Dress Shirt, (ii) Wholesale Sportswear and Related Products, (iii) Retail Apparel and Related Products, (iv) Retail Footwear and Related Products and (v) Calvin Klein Licensing.

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

Wholesale Sportswear and Related Products Segment - The Company aggregates its wholesale sportswear divisions into the Wholesale Sportswear and Related Products segment.  This segment derives revenues primarily from marketing sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Calvin Klein and, beginning in 2006, Donald J. Trump Signature Collection to department, mid-tier department and specialty stores.

Retail Apparel and Related Products Segment - The Company aggregates its Van Heusen, Izod, Geoffrey Beene and Calvin Klein retail outlet divisions into the Retail Apparel and Related Products segment. This segment derives revenues principally from operating retail stores in the outlet channel of distribution which sell apparel and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene and Calvin Klein. In addition, the Company aggregates the results of its Calvin Klein Collection Retail division into the Retail Apparel and Related Products segment. This division sells Calvin Klein Collection branded high-end collection apparel and accessories through the Company's own full price retail stores, which were located in New York City, Dallas and Paris. The stores in Dallas and Paris were closed in the fourth quarter of 2005.

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

The following table presents summarized information by segment:

	Thirteen Weeks Ended
	4/30/06	5/1/05

Revenues - Wholesale Dress Shirt
Net sales	$100,059	$115,382
Royalty and other revenues	2,125	1,817
Total	102,184	117,199

Revenues - Wholesale Sportswear and Related Products
Net sales	163,252	135,854
Royalty and other revenues	4,242	3,516
Total	167,494	139,370

Revenues - Retail Apparel and Related Products
Net sales	133,884	117,587
Royalty and other revenues	1,937	1,773
Total	135,821	119,360

Revenues - Retail Footwear and Related Products
Net sales	56,993	54,292
Royalty and other revenues	163	125
Total	57,156	54,417

Revenues - Calvin Klein Licensing
Royalty and other revenues	43,783	41,763

Total Revenues
Net sales	454,188	423,115
Royalty and other revenues	52,250	48,994
Total	$506,438	$472,109

Operating income - Wholesale Dress Shirt	$ 6,779(1)	$ 20,687

Operating income - Wholesale Sportswear and Related Products	35,405	23,615

Operating income - Retail Apparel and Related Products	11,581	127

Operating income (loss) - Retail Footwear and Related Products	541	(5,086)

Operating income - Calvin Klein Licensing	49,961(2)	16,955

Corporate expenses(3)	21,204	8,669

Income before interest and taxes	$ 83,063	$ 47,629

(1)

Operating income for the Wholesale Dress Shirt segment for the thirteen weeks ended April 30, 2006 includes $9,397 of costs associated with closing the Company’s manufacturing facility in Ozark, Alabama.

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

In the first quarter of our fiscal year 2006, the United States Securities and Exchange Commission requested certain information from us in connection with an ordinary course review of our Annual Report on Form 10-K for our fiscal year ended January 30, 2005, including how we aggregated segment data. In connection therewith, we have re-

evaluated how we aggregate our operating divisions into our reportable segments under Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, we revised certain of the Notes to Consolidated Financial Statements for all periods presented to disaggregate our Wholesale segment into the Wholesale Dress Shirt segment and the Wholesale Sportswear and Related Products segment.

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

Dated:  August 10, 2006

/s/ Vincent A. Russo
Vincent A. Russo
Vice President and Controller
(Chief Accounting Officer)