Form 10-Q
period 2006-07-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 2006-09-08
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2006

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of August 28, 2006 was 55,375,781.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of July 30, 2006, January 29, 2006 and
July 31, 2005	2

Condensed Consolidated Income Statements for the Thirteen and Twenty-Six Weeks Ended
July 30, 2006 and July 31, 2005	3

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2006
and July 31, 2005	4

Notes to Condensed Consolidated Financial Statements	5-16

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	17-23

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 - Controls and Procedures	24

PART II -- OTHER INFORMATION

Item 1A - Risk Factors	25

Item 4 - Submission of Matters to a Vote of Stockholders	26

Item 6 - Exhibits	26-28

Signatures	29

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of July 30, 2006 and July 31, 2005, the related condensed consolidated income statements for the thirteen and twenty-six week periods ended July 30, 2006 and July 31, 2005 and the related condensed consolidated statements of cash flows for the twenty-six week periods ended July 30, 2006 and July 31, 2005. These financial statements are the responsibility of the Company’s management.

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

ERNST & YOUNG LLP

New York, New York

August 23, 2006

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	July 30,	January 29,	July 31,
	2006	2006	2005
	UNAUDITED	AUDITED	UNAUDITED

ASSETS
Current Assets:
Cash and cash equivalents	$ 367,704	$ 267,357	$ 171,150
Accounts receivable, net of allowances for doubtful accounts of
$2,824, $3,111 and $2,155	105,128	96,757	118,224
Inventories	255,024	257,719	261,302
Prepaid expenses	12,457	18,122	9,456
Other, including deferred taxes of $23,435, $23,435 and $13,666	23,663	23,693	13,937
Total Current Assets	763,976	663,648	574,069
Property, Plant and Equipment, net	154,079	158,492	155,060
Goodwill	212,941	199,999	186,350
Tradenames	612,966	612,966	612,930
Perpetual License Rights	86,000	86,000	86,000
Other Intangible Assets	390	420	450
Other Assets	24,887	25,914	28,774
Total Assets	$1,855,239	$1,747,439	$1,643,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 70,440	$ 61,596	$ 62,942
Accrued expenses	140,464	145,269	112,593
Deferred revenue	23,534	17,751	24,348
Total Current Liabilities	234,438	224,616	199,883
Long-Term Debt	399,531	399,525	399,519
Other Liabilities, including deferred taxes of $247,936, $232,484
and $214,446	371,445	350,710	356,823

Series B convertible preferred stock, par value $100 per share;
6,116 shares authorized, issued and outstanding as of January 29, 2006
and July 31, 2005	-	161,926	161,926

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized, including Series B convertible (125,000 shares
designated as Series A; 25,000; 18,884 and 18,884 shares
undesignated); no Series A or undesignated shares issued	-	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; shares issued and outstanding 55,362,026;
43,236,485 and 41,893,516	55,362	43,236	41,894
Additional capital	513,248	346,061	313,946
Retained earnings	315,180	255,360	201,768
Accumulated other comprehensive loss	(33,965)	(33,995)	(32,126)
Total Stockholders’ Equity	849,825	610,662	525,482
Total Liabilities and Stockholders’ Equity	$1,855,239	$1,747,439	$1,643,633

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005

Net sales	$407,120	$397,558	$861,308	$820,673
Royalty revenues	38,712	32,695	78,347	69,500
Advertising and other revenues	13,096	13,216	25,711	25,405
Total revenues	458,928	443,469	965,366	915,578

Cost of goods sold	231,781	233,313	495,495	496,028

Gross profit	227,147	210,156	469,871	419,550

Selling, general and administrative expenses	177,381	165,034	368,410	326,799

Gain on sale of investment	675	-	32,043	-

Income before interest and taxes	50,441	45,122	133,504	92,751

Interest expense	8,593	8,592	17,131	17,172
Interest income	4,183	1,264	7,153	1,866

Income before taxes	46,031	37,794	123,526	77,445

Income tax expense	17,078	14,294	45,828	28,965

Net income	28,953	23,500	77,698	48,480

Preferred stock dividends on convertible stock	-	3,229	-	6,459

Preferred stock dividends on converted stock	-	-	3,230	2,051

Inducement payments and offering costs	10,948	14,205	10,948	14,205

Net income available to common stockholders	$ 18,005	$ 6,066	$ 63,520	$ 25,765

Basic net income per common share	$ 0.33	$ 0.17	$ 1.31	$ 0.75

Diluted net income per common share	$ 0.33	$ 0.16	$ 1.27	$ 0.67

Dividends declared per common share	$ 0.00	$ 0.00	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2006	2005

OPERATING ACTIVITIES:
Net income	$ 77,698	$ 48,480
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	16,112	15,255
Amortization	2,235	1,906
Deferred taxes	18,358	27,247
Stock-based compensation	4,021	-
Impairment of long-lived assets	3,022	-
Gain on sale of investment, net	(32,043)	-

Changes in operating assets and liabilities:
Accounts receivable	(8,371)	(24,777)
Inventories	2,695	(18,417)
Accounts payable, accrued expenses and deferred revenue	9,822	(8,610)
Prepaid expenses	5,665	14,732
Other, net	3,599	9,519
Net Cash Provided By Operating Activities	102,813	65,335

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,917)	(16,725)
Contingent purchase price payments to Mr. Calvin Klein	(12,942)	(11,832)
Proceeds from sale of investment, net	32,811	-
Net Cash Provided (Used) By Investing Activities	4,952	(28,557)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,045	35,546
Excess tax benefits from exercise of stock options	2,415	-
Acquisition of treasury shares	-	(69)
Common stock dividends	(3,700)	(2,504)
Convertible preferred stock dividends	-	(6,459)
Converted preferred stock dividends	(3,230)	(2,051)
Inducement payment and offering costs	(10,948)	(14,205)
Net Cash (Used) Provided By Financing Activities	(7,418)	10,258

Increase in cash	100,347	47,036

Cash at beginning of period	267,357	124,114

Cash at end of period	$367,704	$171,150

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

1.  GENERAL

The Company’s fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1, and are designated by the calendar year in which the fiscal year commences.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K as amended for the fiscal year ended January 29, 2006.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

The results of operations for the thirteen and twenty-six weeks ended July 30, 2006 and July 31, 2005 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Arrow, Bass, Eagle, Geoffrey Beene, BCBG Max Azria, BCBG Attitude, Chaps, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, JOE Joseph Abboud and MICHAEL Michael Kors, and to other brand names in this report are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel inventories is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At July 30, 2006, January 29, 2006 and July 31, 2005, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  GOODWILL

The changes in the carrying amount of goodwill for the period ended July 30, 2006, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Shirt	Products	Licensing	Total

Balance as of January 29, 2006	$9,946	$82,133	$107,920	$199,999
Contingent purchase price payments to Mr. Calvin Klein	-	-	12,942	12,942
Balance as of July 30, 2006	$9,946	$82,133	$120,862	$212,941

As of January 29, 2006 and July 30, 2006, no goodwill was associated with the Retail Apparel and Related Products or the Retail Footwear and Related Products segments.

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

Net benefit cost was recognized as follows:

	Pension Plans
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/30/06	7/31/05	7/30/06	7/31/05

Service cost, including plan expenses	$ 1,926	$ 1,621	$ 3,477	$ 3,107
Interest cost	3,575	3,323	6,936	6,553
Amortization of net loss	828	2,152	2,666	4,227
Expected return on plan assets	(3,885)	(3,281)	(7,751)	(6,577)
Amortization of prior service cost	61	391	165	783
Settlement loss	-	-	2,247	-
Special termination benefits	-	-	723	-
Total	$ 2,505	$ 4,206	$ 8,463	$ 8,093

	Postretirement Plan
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/30/06	7/31/05	7/30/06	7/31/05

Interest cost	$ 316	$ 280	$ 719	$ 849
Amortization of net loss	116	(117)	208	200
Amortization of prior service cost	(265)	(111)	(376)	(222)
Special termination benefits	-	-	242	-
Total	$ 167	$ 52	$ 793	$ 827

The settlement loss related to the pension plans for the twenty-six weeks ended July 30, 2006 resulted from the departure of Mark Weber, the Company’s former Chief Executive Officer.

The special termination benefits related to the pension plans for the twenty-six weeks ended July 30, 2006 resulted from the closure of the Company’s manufacturing facility located in Ozark, Alabama.

5.  SERIES B CONVERTIBLE PREFERRED STOCK

In connection with the Company’s acquisition of Calvin Klein, the Company issued $250,000 of Series B convertible preferred stock. The Series B convertible preferred stock had a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly in cash. In certain quarters, the Company elected not to pay a cash dividend and the Series B convertible preferred stock was treated as if an in-kind dividend was paid. As such, the liquidation preference of the originally issued Series B convertible preferred stock increased to $264,746.

During the second quarter of 2005, the holders of the Series B convertible preferred stock converted an aggregate of $102,820 of the Series B convertible preferred stock, or 39% of the liquidation value of the preferred stock prior to conversion, into 7,344 shares of the Company’s common stock. During the second quarter of 2006, the holders of the Series B convertible preferred stock converted all of the remaining $161,926 of Series B convertible preferred stock into 11,566 shares of common stock. Please see Note 10, “Net Income per Common Share,” for a discussion of the details of the transactions and their impact on the Company’s net income per common share calculations.

6.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/30/06	7/31/05	7/30/06	7/31/05

Net income	$28,953	$23,500	$77,698	$48,480
Foreign currency translation adjustments,
net of taxes	3	(84)	30	(102)
Comprehensive income	$28,956	$23,416	$77,728	$48,378

The income tax effect related to foreign currency translation adjustments was an expense of $2 and a benefit of $52 for the thirteen weeks ended July 30, 2006 and July 31, 2005, respectively. The income tax effect related to foreign currency translation adjustments was an expense of $19 and a benefit of $63 for the twenty-six weeks ended July 30, 2006 and July 31, 2005, respectively.

7.  STOCK-BASED COMPENSATION

At the Company’s Annual Meeting of Stockholders held on June 13, 2006, the Company’s 2006 Stock Incentive Plan (the 2006 Plan) was approved. The 2006 Plan replaced the Company’s existing 1997, 2000 and 2003 Stock Option Plans as the principal source of the Company’s equity incentive compensation. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of such approval, other than with respect to outstanding options under those plans, which will continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock option exercises are primarily funded with the issuance of new shares of the Company’s common stock.

2006 Stock Incentive Plan

Under the 2006 Plan, the Company may grant the following types of incentive awards: (i) non-qualified stock options (NQs), (ii) incentive stock options (ISOs), (iii) stock appreciation rights (SARs), (iv) restricted stock, (v) restricted stock units (RSUs), (vi) performance shares and (vii) other stock-based awards. Each award granted under the 2006 Plan will be evidenced by an award agreement that will specify, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, applicable performance period(s) and performance measure(s), and such other terms and conditions as the Company determines.

To date, the Company has granted only NQs under the 2006 plan. The per share exercise price of NQ options granted under the 2006 Plan cannot be less than the market price of the common stock on the date of grant. The NQ options provide for accelerated vesting upon the optionee’s retirement (as defined in the 2006 Plan). The maximum duration of an NQ option granted under the 2006 Plan is ten years.

1997, 2000 and 2003 Stock Option Plans

Under its 1997, 2000 and 2003 Stock Option Plans, the Company currently has service-based NQ and ISO options outstanding. Options were granted with an exercise price equal to the market price of the common stock on the date of grant. NQs and ISOs granted have a ten-year duration. Depending upon which plan options were granted under, options are cumulatively exercisable in either three installments commencing three years after the date of grant or in four installments commencing one year after the date of grant. The options provide for accelerated vesting upon the optionee’s retirement (as defined in the 1997, 2000 and 2003 Stock Option Plans).

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

The Company adopted FASB Statement No. 123R on a modified prospective basis. Under the modified prospective transition method, FASB Statement No. 123R applies to new awards and awards that were outstanding upon adoption that are subsequently modified, repurchased or cancelled. Stock-based compensation expense recognized during the twenty-six weeks ended July 30, 2006 includes (i) the expense for all stock options granted prior to, but not yet vested as of January 29, 2006, based on the fair value estimated in accordance with the provisions of FASB Statement No. 123 and (ii) the expense for all stock options granted during the twenty-six weeks ended July 30, 2006, based on the fair value estimated in accordance with the provisions of FASB Statement No. 123R. Prior periods have not been restated.

Net income for the thirteen weeks ended July 30, 2006 included $2,413 of pre-tax compensation expense related to stock options ($1,564 net of tax), which resulted in a $0.03 decrease in basic and diluted net income per common share. Net income for the twenty-six weeks ended July 30, 2006 included $4,021 of pre-tax compensation expense related to stock options ($2,630 net of tax), which resulted in a $0.05 decrease in basic and diluted net income per common share. Net income for the thirteen and twenty-six weeks ended July 31, 2005 did not include compensation expense related to stock options. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 in 2005:

	Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended
	7/31/05	7/31/05

Net income - as reported	$23,500	$48,480
Deduct: Stock-based compensation expense determined under fair
value method, net of related tax effects	1,682	4,235
Net income - as adjusted	$21,818	$44,245

Net income per common share:
Basic - as reported	$ 0.17	$ 0.75
Diluted - as reported	$ 0.16	$ 0.67
Basic - as adjusted	$ 0.12	$ 0.63
Diluted - as adjusted	$ 0.12	$ 0.58

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes model. The estimated fair value of the options, net of estimated forfeitures, is amortized to expense on a straight-line basis over the options’ vesting period. At July 30, 2006, there was $11,647 of unrecognized pre-tax compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.0 years.

The following summarizes the assumptions used to estimate the fair value of stock options granted during the twenty-six weeks ended July 30, 2006 and July 31, 2005, respectively:

Twenty-Six Weeks Ended
	7/30/06	7/31/05
Weighted average risk-free interest rate	4.73%	4.00%
Weighted average expected option life	6.2 Years	6.0 Years
Weighted average expected volatility	33.3%	26.5%
Expected annual dividends per share	$0.15	$0.15

Weighted average estimated fair value per share of options granted	$15.34	$8.74

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected option life. The expected option life represents the weighted average period of time that options granted are expected to be outstanding, based on vesting schedules and the contractual term of the options. Expected volatility is based on historical volatility of the common stock over a period of time corresponding to the expected option life. Expected dividends are based on the Company’s common stock dividend policy at the date of grant.

The Company receives a tax deduction for certain stock options when they are exercised. Prior to the adoption of FASB Statement No. 123R, the Company reported tax benefits resulting from the exercise of stock options as operating cash flows in its Condensed Consolidated Statements of Cash Flows. In accordance with FASB Statement No. 123R, the Company now reports excess tax benefits, if any, as financing cash flows. The actual income tax benefit realized from stock option exercises for the twenty-six weeks ended July 30, 2006 was $5,321, of which $2,415 was reported as excess tax benefits from stock option exercises in financing cash flows, with no comparable amount in 2005.

Stock option activity for the twenty-six weeks ended July 30, 2006 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at January 29, 2006	4,384	$21.31
Granted	458	38.19
Exercised	559	14.38
Cancelled	41	23.11
Outstanding at July 30, 2006	4,242	$24.03
Exercisable at July 30, 2006	2,026	$18.27

At July 30, 2006, the aggregate intrinsic value of options issued and outstanding was $49,170, and the aggregate intrinsic value of options exercisable was $34,458. The aggregate intrinsic value of options exercised during the twenty-six weeks ended July 30, 2006 was $12,642.

The aggregate fair value of options that vested during the twenty-six weeks ended July 30, 2006 was $8,142.

The weighted average remaining contractual life of options outstanding and options exercisable at July 30, 2006 was 7.6 and 6.3 years, respectively.

Total stock options available for grant at July 30, 2006 amounted to 3,845 shares.

8.  ACTIVITY EXIT COSTS, ASSET IMPAIRMENTS AND OTHER CHARGES

Activity Exit Costs

On March 6, 2006, the Company committed to a plan to close its manufacturing facility located in Ozark, Alabama. This decision was based on the competitive environment in the apparel industry in which the Company operates and the expiration of import quotas in 2005.  The actions related to the exit plan were completed in the second quarter of 2006. Costs associated with closing the facility were as follows:

	Total	Incurred	Incurred During
	Expected	in Quarter	Twenty-Six
	to be	Ended	Weeks	Liability
	Incurred	7/30/06	Ended 7/30/06	at 7/30/06

Severance and termination benefits	$ 8,767	$ 689	$ 8,767	$5,722
Long-lived asset impairments	988	439	988	-
Facility closing and other costs	1,539	769	1,539	-
Total	$11,294	$1,897	$11,294	$5,722

The costs associated with closing the facility are included in selling, general and administrative expenses of the Wholesale Dress Shirt segment.

Asset Impairments

During the Company’s annual budget process for determining new outlet retail store locations, the level of profitability in certain of the Company’s existing outlet retail stores in the Midwestern section of the United States was an impairment indicator which caused the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on this evaluation, the Company determined that the long-lived assets in certain of these stores were not recoverable and recorded an impairment of $1,918. This determination was made by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. Since the long-lived assets in certain stores were deemed not recoverable, the net book value of the long-lived assets in excess of the fair value was written off. Fair value was estimated based on the net present value of the future cash flows expected from these stores. This amount is included in selling, general and administrative expenses of the Retail Apparel and Related Products segment.

During 2005, Federated Department Stores, Inc. (Federated) acquired The May Department Stores Company. In connection with the acquisition, Federated has begun to divest certain of its locations. Since the Company has identifiable long-lived assets consisting of shops within stores (fixtures located in third party customer locations) in certain of the locations being divested, this was an impairment indicator which caused the Company to evaluate whether the net book value of these long-lived assets was recoverable. In the first half of 2006, the Company determined that the long-lived assets in certain of these locations were not recoverable and recorded an impairment of $116. Since the long-lived assets are related to locations to be divested, there were deemed to be no future cash flows associated with these locations, and therefore a fair value of zero was determined to apply to the long-lived assets in these locations. As such, the impairment recorded was equal to the net book value of the long-lived assets in these locations. This amount is included in selling, general and administrative expenses of the Wholesale Sportswear and Related Products segment.

Other Charges

On February 27, 2006, the Company announced that its Board of Directors had named Emanuel Chirico as Chief Executive Officer of the Company. Mr. Chirico, who had been the Company’s President and Chief Operating Officer, succeeded Mark Weber, who left the Company effective February 27, 2006 by agreement with the Company’s Board of Directors. Severance and other separation costs of $10,535 were recorded in the first quarter of 2006 in connection with the departure of Mr. Weber. These costs are included in Corporate selling, general and administrative expenses.

9.  SALE OF INVESTMENT

On January 31, 2006, Warnaco, Inc. (Warnaco) acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company accounted for the investment in these entities under the cost method and, as such, the investment had a carrying amount of $768 at the time of the sale. The Company received $32,811 in cash proceeds from the sale of these entities, net of amounts held in escrow and certain associated fees. The cash proceeds are subject to adjustments, including for working capital. The Company’s share of the cash proceeds being held in escrow totaled $5,000 as of July 30, 2006, and represents security for indemnification of certain potential losses incurred by Warnaco. The sale resulted in a pre-tax gain of $32,043, which is net of related fees, amounts held in escrow and the carrying value of the investment. The Company will be entitled to receive any amounts remaining in escrow after indemnification payments to Warnaco in installments during 2007 and 2008. The Company will record the release of any escrow amounts as additional gains if and when such amounts are released to the Company.

10.  NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/30/06	7/31/05	7/30/06	7/31/05

Net income	$28,953	$23,500	$77,698	$48,480
Less:
Preferred stock dividends on convertible stock	-	3,229	-	6,459
Preferred stock dividends on converted stock	-	-	3,230	2,051
Inducement payments and offering costs	10,948	14,205	10,948	14,205

Net income available to common stockholders for
basic net income per common share	18,005	6,066	63,520	25,765
Add back preferred stock dividends on convertible stock	-	-	-	6,459
Net income available to common stockholders for
diluted net income per common share	$18,005	$ 6,066	$63,520	$32,224

Weighted average common shares outstanding for
basic net income per common share	53,897	35,533	48,666	34,236
Impact of dilutive stock options	1,062	1,942	1,164	1,987
Impact of dilutive warrant	73	33	74	17
Impact of assumed convertible preferred stock conversion	-	-	-	11,566

Total shares for diluted net income per common share	55,032	37,508	49,904	47,806

Basic net income per common share	$ 0.33	$ 0.17	$ 1.31	$ 0.75

Diluted net income per common share	$ 0.33	$ 0.16	$ 1.27	$ 0.67

During the thirteen weeks ended July 31, 2005, the holders of the Company’s Series B convertible preferred stock completed a voluntary conversion of a portion of such stock into 7,344 shares of the Company’s common stock. Such shares of common stock were subsequently sold in a registered offering by the holders. In connection with these transactions, the Company made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12,853. The inducement payment was based on the net present value of the dividends that the Company would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that the Company would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In addition, the Company incurred certain costs, totaling $1,352, specifically related to the registered common stock offering.

During the thirteen weeks ended July 30, 2006, the holders of the Series B convertible preferred stock completed a voluntary conversion of all of the remaining outstanding shares of Series B convertible preferred stock into 11,566 shares of common stock. The holders sold 10,057 of such shares on May 15, 2006 in a registered common stock offering. In connection with the conversion, the Company made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10,178. The inducement payment was based on the net present value of the dividends that the Company would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that the Company would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In addition, the Company incurred certain costs, totaling $770, specifically related to the registered common stock offering.

As set forth in Emerging Issues Task Force (EITF) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” when convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income available to common stockholders in the calculation of net income per common share.  As such, the inducement payments and offering costs paid by the Company in connection with the conversions and subsequent registered common stock offerings resulted in reductions of net income available to common stockholders.

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/30/06	7/31/05	7/30/06	7/31/05

Antidilutive stock options and warrants	369	44	256	271

In addition, conversion of the Series B convertible preferred stock that was converted into 1,398 and 6,482 weighted average common shares outstanding for the thirteen and twenty-six weeks ended July 30, 2006, respectively, was not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive.

As set forth in EITF Topic D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock,” when a company effects an induced conversion of only a portion of a class of the company’s then-outstanding preferred stock, any excess consideration should be attributed to the converted shares, and the converted shares should be considered separately from the shares that were not converted for purposes of applying the “if-converted” method from the beginning of the period. As such, for purposes of the Company’s computation of diluted net income per common share for the thirteen and twenty-six weeks ended July 31, 2005, the portion of the Series B convertible preferred stock that was converted was considered separately from the portion of the Series B convertible preferred stock that was not converted. The inducement payment and offering costs paid by the Company in connection with the conversion and subsequent registered common stock offering were attributed to the portion of the Series B convertible preferred stock that was converted. As a result, conversion of the portion of the Series B convertible preferred stock that was converted into 6,046 and 6,695 weighted average common shares outstanding for the thirteen and twenty-six weeks ended July 31, 2005, respectively, was not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive. The portion of the Series B convertible preferred stock that was not converted was convertible into 11,566 shares of common stock as of July 31, 2005. The conversion thereof for the thirteen weeks ended July 31, 2005 was also not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive.

11. NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended July 31, 2005 was a decrease in the Company’s Series B convertible preferred stock of $102,820, an increase in common stock of $7,302, an increase in additional capital of $94,870 and a decrease in treasury stock of $648 associated with the conversion of a portion of the Series B convertible preferred stock. Please see Note 5, “Series B Convertible Preferred Stock.”

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended July 30, 2006 was a decrease in Series B convertible preferred stock of $161,926, an increase in common stock of $11,566 and an increase in additional capital of $150,360 associated with the conversion of all of the remaining outstanding shares of the Series B convertible preferred stock. Please see Note 5, “Series B Convertible Preferred Stock.”

12.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments (i) Wholesale Dress Shirt, (ii) Wholesale Sportswear and Related Products, (iii) Retail Apparel and Related Products, (iv) Retail Footwear and Related Products and (v) Calvin Klein Licensing.

Wholesale Dress Shirt Segment - This segment represents the results of the Company’s wholesale dress shirt division. This division derives revenues primarily from marketing dress shirts under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, MICHAEL Michael Kors, Chaps, Sean John, Donald J. Trump Signature Collection and, beginning in the second quarter of 2006, JOE Joseph Abboud to department, mid-tier department and specialty stores.

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

Retail Apparel and Related Products Segment - The Company aggregates its Van Heusen, Izod, Geoffrey Beene and Calvin Klein outlet retail divisions into the Retail Apparel and Related Products segment. This segment derives revenues principally from operating retail stores in the outlet channel of distribution which sell apparel and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene and Calvin Klein. In addition, the Company aggregates the results of its Calvin Klein Collection Retail division into the Retail Apparel and Related Products segment. This division sells Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price retail store located in New York City. In 2005, this division also included the sales of the Company’s Calvin Klein Collection stores located in Dallas and Paris, which the Company closed at the end of 2005.

Retail Footwear and Related Products Segment - This segment represents the results of the Company’s Bass Retail division. This division derives revenues principally from operating retail stores, primarily in the outlet channel of distribution, which sell footwear, apparel and accessories under the Bass brand name.

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

As a result of the communication with the SEC, the Company re-evaluated the way it aggregated its operating divisions into its reportable segments under FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Apparel and Related Products segment has been disaggregated into the Wholesale Dress Shirt, Wholesale Sportswear and Related Products, Retail Apparel and Related Products, and Retail Footwear and Related Products segments described above. Prior year segment data has been reclassified for this change.

The following table presents summarized information by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/30/06	7/31/05	7/30/06	7/31/05

Revenues - Wholesale Dress Shirt
Net sales	$ 79,756	$ 92,477	$179,815	$207,859
Royalty revenues	1,476	1,466	3,142	3,005
Advertising and other revenues	351	273	810	551
Total	81,583	94,216	183,767	211,415

Revenues - Wholesale Sportswear and Related
Products
Net sales	101,401	98,159	264,653	234,013
Royalty revenues	2,619	2,486	5,519	5,030
Advertising and other revenues	1,186	883	2,528	1,855
Total	105,206	101,528	272,700	240,898

Revenues - Retail Apparel and Related Products
Net sales	154,916	141,814	288,800	259,401
Royalty revenues	1,802	1,638	3,739	3,411
Total	156,718	143,452	292,539	262,812

Revenues - Retail Footwear and Related Products
Net sales	71,047	65,108	128,040	119,400
Royalty revenues	162	125	325	250
Total	71,209	65,233	128,365	119,650

Revenues - Calvin Klein Licensing
Royalty revenues	32,653	26,980	65,622	57,804
Advertising and other revenues	11,559	12,060	22,373	22,999
Total	44,212	39,040	87,995	80,803

Total Revenues
Net sales	407,120	397,558	861,308	820,673
Royalty revenues	38,712	32,695	78,347	69,500
Advertising and other revenues	13,096	13,216	25,711	25,405
Total	$458,928	$443,469	$965,366	$915,578

Operating income - Wholesale Dress Shirt	$ 8,337(1)	$ 11,539	$ 15,116(3)	$ 32,227

Operating income - Wholesale Sportswear and
Related Products	15,182	14,955	50,587	38,570

Operating income - Retail Apparel and Related
Products	13,320	10,902	24,901	11,029

Operating income (loss) - Retail Footwear and
Related Products	3,882	2,089	4,423	(2,997)

Operating income - Calvin Klein Licensing	23,084(2)	16,048	73,045(4)	33,002

Corporate expenses(5)	13,364	10,411	34,568	19,080

Income before interest and taxes	$ 50,441	$ 45,122	$133,504	$ 92,751

(1)

Operating income for the Wholesale Dress Shirt segment for the thirteen weeks ended July 30, 2006 includes $1,897 of costs associated with closing the Company’s manufacturing facility in Ozark, Alabama.

(2)

Operating income for the Calvin Klein Licensing segment for the thirteen weeks ended July 30, 2006 includes an adjustment of $675 to the gain associated with the sale by a subsidiary of the Company of minority interests in certain entities that operate various Calvin Klein jeans and sportswear businesses in Europe and Asia.

(3)

Operating income for the Wholesale Dress Shirt segment for the twenty-six weeks ended July 30, 2006 includes $11,294 of costs associated with closing the Company’s manufacturing facility in Ozark, Alabama.

(4)

Operating income for the Calvin Klein Licensing segment for the twenty-six weeks ended July 30, 2006 includes a gain of $32,043 associated with the sale by a subsidiary of the Company of minority interests in certain entities that operate various Calvin Klein jeans and sportswear businesses in Europe and Asia.

(5)

Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, beginning in 2006, the Company includes all stock-based compensation expenses in Corporate expenses. Corporate expenses for the twenty-six weeks ended July 30, 2006 include $10,535 of costs resulting from the departure of Mark Weber, the Company’s former Chief Executive Officer.

Revenues for the Wholesale Dress Shirt, Wholesale Sportswear and Related Products, Retail Apparel and Related Products, and Retail Footwear and Related Products segments occurred principally in the United States. Revenues for the Calvin Klein Licensing segment occurred as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/30/06	7/31/05	7/30/06	7/31/05

Domestic	$16,543	$17,842	$37,099	$35,909
Foreign	27,669	21,198	50,896	44,894
Total	$44,212	$39,040	$87,995	$80,803

13.  OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed under the contract is $500. The guarantee expires on January 31, 2007.

The Company has certain investments in commercial paper with maturities of two months or less from the time of purchase. These investments are reported as cash and cash equivalents. At July 30, 2006, the fair value of these investments approximated the carrying amount of $70,899.

14.  NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 requires that the financial statement effects of a tax position be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company must adopt FIN 48 as of the beginning of its fiscal year 2007. The Company is currently evaluating the impact, if any, the adoption of FIN 48 is expected to have on its consolidated results of operations and financial position.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our condensed consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, Arrow, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, Sean John, Chaps, Donald J. Trump Signature Collection and MICHAEL Michael Kors, which are licensed. We launched new licensed lines of dress shirts under the unlisted, A Kenneth Cole Production brand in the first quarter of 2006 and the JOE Joseph Abboud brand in the second quarter of 2006.

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

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution of men’s dress shirts and sportswear, principally under the brand names Van Heusen, Arrow, Geoffrey Beene, Calvin Klein, IZOD, BCBG Max Azria, BCBG Attitude, Chaps, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, unlisted, A Kenneth Cole Production (beginning in the first quarter of 2006) and JOE Joseph Abboud (beginning in the second quarter of 2006), as well as various private labels and (ii) the sale, through approximately 700 company-operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores operate in an outlet format, except for our Calvin Klein Collection store located in New York City, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. Net sales in 2005 include our Calvin Klein Collection stores in Dallas and Paris, which we closed at the end of 2005. We will be discontinuing sales of our licensed line of MICHAEL Michael Kors dress shirts by the first quarter of 2007 in connection with the licensor’s discontinuance of its other licensed menswear offerings under the brand.

We generate royalty, advertising and other revenues from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenues comprised 85% of total royalty, advertising and other revenues in the first half of 2006. Calvin Klein royalty, advertising and other revenues are derived principally under licenses and other arrangements for jeans, underwear, fragrances, eyewear, watches and home furnishings.

In the first half of 2006, net sales were 89% and royalty, advertising and other revenues were 11% of our total revenues.

Gross profit on total revenues is total revenues less cost of goods sold. We include as cost of goods sold, costs associated with the production and procurement of product, including inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs and other product procurement related charges. Since there is no cost of goods sold associated with royalty, advertising and other revenues, 100% of such revenues are included in gross profit. Due to the above factors, our gross profit may not be comparable to that of other entities.

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits are the largest component of selling, general and administrative expenses, comprising 50% of such expenses in the first half of 2006. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 20% of selling, general and administrative expenses in the first half of 2006.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 30, 2006 Compared With Thirteen Weeks Ended July 31, 2005

Net Sales

Net sales in the second quarter of 2006 increased 2.4% to $407.1 million from $397.6 million in the prior year. This increase included the following: (i) $19.0 million of net sales attributable to growth in our retail segments, driven by a 6% increase in comparative store sales and the continued opening of Calvin Klein outlet retail stores in premium outlet malls and (ii) $3.2 million of net sales attributable to growth in our Wholesale Sportswear and Related Products segment, particularly from our Calvin Klein men’s better sportswear line. These increases were offset, in part, by a $12.7 million planned sales decrease in our Wholesale Dress Shirt segment, resulting principally from door closings associated with the 2005 acquisition by Federated Department Stores, Inc. (Federated) of The May Department Stores Company (May), as the combined company is closing certain of its stores.

Royalty, Advertising and Other Revenues

Royalty, advertising and other revenues in the second quarter of 2006 increased 12.8% to $51.8 million from $45.9 million in the prior year. Of the $5.9 million increase, $5.2 million was attributable to our Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees, particularly from fragrances.

Gross Profit on Total Revenues

Gross profit on total revenues in the second quarter of 2006 was $227.1 million, or 49.5% of total revenues, compared with $210.2 million, or 47.4% of total revenues in the prior year. The 210 basis point improvement was due principally to strong product sell-throughs, which yielded more full-price selling. Also contributing to the increase was a change in revenue mix, as (i) our outlet retail businesses, which have higher gross margins than our wholesale businesses, increased as a percentage of our net sales and (ii) royalty, advertising and other revenues increased as a percentage of total revenues. Royalty, advertising and other revenues do not carry a cost of sales, and as such, the gross profit percentage of such revenues is 100%.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the second quarter of 2006 were $177.4 million, or 38.7% of total revenues, and $165.0 million, or 37.2% of total revenues, in the prior year. The $12.4 million increase in SG&A expenses in the second quarter of 2006 included $2.4 million of noncash stock option expense resulting from the requirement to expense stock options beginning in 2006. (Please see Note 7, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements for a further discussion of our stock-based compensation expense and related information.) Also contributing to the increase were (i) increased expenses of $4.0 million associated with our Calvin Klein outlet retail business, primarily due to operating additional stores in premium outlet malls; (ii) $1.9 million in costs associated with the closing of our manufacturing facility in Ozark, Alabama; (iii) recording a long-lived asset impairment of $1.9 million related to certain underperforming outlet retail stores; (iv) increased advertising expenditures and (v) overall higher administrative expenses, including medical expenses due to increased claims in the current year.

Gain on Sale of Investment

In the first quarter of 2006, we sold minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The second quarter of 2006 included a pre-tax adjustment of $0.7 million to the gain associated with the sale.

Interest Expense, Net

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Net interest expense in the second quarter of 2006 was $4.4 million compared with $7.3 million in the prior year. The net interest expense decrease was due principally to an increase in interest income from our higher cash position and an increase in investment rates of return over the prior year.

Income Taxes

Income taxes for the current year are estimated at a rate of 37.1%, compared with last year’s full year rate of 37.3%.

Net Income per Common Share

Our calculation of net income per common share for the thirteen weeks ended July 31, 2005 was impacted by the voluntary conversion of a portion of our Series B convertible preferred stock by the holders of such stock into shares of our common stock. Such shares of common stock were subsequently sold in a registered offering by the holders. In connection with these transactions, we made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12.9 million, and incurred certain costs, totaling $1.3 million, specifically related to the registered common stock offering. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In accordance with accounting principles generally accepted in the United States, the portion of the Series B convertible preferred stock that was converted was considered separately from the portion of the Series B convertible preferred stock that was not converted for purposes of our net income per common share calculation. Further, the aggregate $14.2 million inducement payment and offering costs were treated as a preferred stock dividend and attributed to the portion of the Series B convertible preferred stock that was converted.

Our calculation of net income per common share for the thirteen weeks ended July 30, 2006 was impacted by the voluntary conversion of all of the remaining outstanding shares of the Series B convertible preferred stock by the holders of such stock into shares of common stock. The holders sold the majority of such shares on May 15, 2006 in a registered common stock offering. In connection with the conversion, we made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million, and incurred certain costs, totaling $0.7 million, specifically related to the registered common stock offering. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In accordance with accounting principles generally accepted in the United States, the aggregate $10.9 million inducement payment and offering costs were treated as a preferred stock dividend and attributed to the Series B convertible preferred stock for purposes of our net income per common share calculation.

Note 10, “Net Income per Common Share,” in the Notes to Condensed Consolidated Financial Statements includes a further explanation and the calculations of basic and diluted net income per common share.

Twenty-Six Weeks Ended July 30, 2006 Compared With Twenty-Six Weeks Ended July 31, 2005

Net Sales

Net sales in the first half of 2006 increased 5.0% to $861.3 million from $820.7 million in the prior year. This increase included the following: (i) $38.0 million of net sales attributable to growth in our retail segments, driven by a 6% increase in comparative store sales and the continued opening of Calvin Klein outlet retail stores in premium outlet malls and (ii) $30.6 million of net sales attributable to growth in our Wholesale Sportswear and Related Products segment, particularly from our Arrow and Calvin Klein men’s better sportswear lines. These increases were offset, in part, by a $28.0 million planned sales decrease in our Wholesale Dress Shirt segment, resulting principally from door closings associated with the 2005 acquisition by Federated of May, as the combined company is closing certain of its stores.

Net sales for the full year 2006 are expected to increase 4% to 5%, due principally to the following: (i) growth in our Calvin Klein men’s better sportswear line; (ii) the continued opening of Calvin Klein outlet retail stores in premium outlet malls and increases in comparative store sales and (iii) increases in our wholesale sportswear business, particularly from our IZOD and Arrow brands. Partially offsetting these expected increases is a planned decline in our dress shirt volume resulting principally from door closings associated with the 2005 acquisition by Federated of May, as the combined company is closing certain of its stores.

Royalty, Advertising and Other Revenues

Royalty, advertising and other revenues in the first half of 2006 increased 9.6% to $104.1 million from $94.9 million in the prior year. Of the $9.2 million increase, $7.2 million was attributable to our Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees, particularly from fragrances.

We currently expect that royalty, advertising and other revenues will increase 9% to 11% for the full year 2006, both as a result of growth in the businesses of existing licensees, as well as royalties generated from new license agreements.

Gross Profit on Total Revenues

Gross profit on total revenues in the first half of 2006 was $469.9 million, or 48.7% of total revenues, compared with $419.6 million, or 45.8% of total revenues in the prior year. The 290 basis point improvement was due principally to strong product sell-throughs, which yielded more full-price selling. Also contributing to the increase was a change in revenue mix, as (i) our outlet retail businesses, which have higher gross margins than our wholesale businesses, increased as a percentage of net sales and (ii) royalty, advertising and other revenues increased as a percentage of total revenues. Royalty, advertising and other revenues do not carry a cost of sales, and as such, the gross profit percentage of such revenues is 100%.

We currently expect that the increase in the gross profit on total revenues percentage for the full year 2006 will not be as pronounced as the increase experienced in the first half of 2006, due in part to higher forecasted growth in our wholesale businesses than in our outlet retail businesses. As a result, we anticipate that the gross profit on total revenues percentage will increase by approximately 100 basis points in 2006 as compared with 2005.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first half of 2006 were $368.4 million, or 38.2% of total revenues, and $326.8 million, or 35.7% of total revenues, in the prior year. The $41.6 million increase in SG&A expenses in the first half of 2006 included:  (i) $11.3 million in costs associated with the closing of our manufacturing facility in Ozark, Alabama; (ii) $10.5 million in costs associated with the February 2006 departure of Mark Weber, our former Chief Executive Officer and (iii) $4.0 million of noncash stock option expense resulting from the requirement to expense stock options beginning in 2006. (Please see Note 7, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements for a further discussion of our stock-based compensation expense and related information.) Also contributing to the increase were (i) increased expenses of $8.6 million associated with our Calvin Klein outlet retail business, primarily due to operating additional stores in premium outlet malls; (ii) recording a long-lived asset impairment of $1.9 million related to certain underperforming outlet retail stores and (iii) overall higher administrative expenses, including medical expenses due to increased claims in the current year.

For the full year, our 2006 SG&A expenses as a percentage of total revenues are currently expected to increase approximately 100 basis points, due in part to the costs associated with the closing of our manufacturing facility in Ozark, Alabama and the February 2006 departure of Mark Weber, our former Chief Executive Officer of $11.3 million and $10.5 million, respectively. We estimate that noncash stock option expense for the full year 2006 will be approximately $8.0 million. Partially offsetting these items will be expense savings in 2006 of approximately

$9.0 million due to the closure at the end of 2005 of our Calvin Klein Collection stores in Dallas and Paris. Excluding the effects of these items, we expect that our full year 2006 SG&A expenses as a percentage of total revenues will be relatively flat compared to 2005, as increased advertising expenditures in the second half of 2006 will be offset by leveraging our expected revenue increase against other expenses across our businesses.

Gain on Sale of Investment

In the first quarter of 2006, we sold minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The sale resulted in a pre-tax gain of $32.0 million, which is net of related fees, amounts held in escrow and the carrying value of the investment.

Interest Expense, Net

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Net interest expense in the first half of 2006 was $10.0 million compared with $15.3 million in the prior year. The net interest expense decrease was due principally to an increase in interest income from our higher cash position and an increase in investment rates of return over the prior year.

Income Taxes

Income taxes for the current year are estimated at a rate of 37.1%, compared with last year’s full year rate of 37.3%.

Net Income per Common Share

Our calculation of net income per common share for the twenty-six weeks ended July 31, 2005 was impacted by the voluntary conversion of a portion of our Series B convertible preferred stock by the holders of such stock into shares of our common stock. Such shares of common stock were subsequently sold in a registered offering by the holders. In connection with these transactions, we made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12.9 million, and incurred certain costs, totaling $1.3 million, specifically related to the registered common stock offering. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In accordance with accounting principles generally accepted in the United States, the portion of the Series B convertible preferred stock that was converted was considered separately from the portion of the Series B convertible preferred stock that was not converted for purposes of our net income per common share calculation. Further, the aggregate $14.2 million inducement payment and offering costs were treated as a preferred stock dividend and attributed to the portion of the Series B convertible preferred stock that was converted.

Our calculation of net income per common share for the twenty-six weeks ended July 30, 2006 was impacted by the voluntary conversion of all of the remaining outstanding shares of the Series B convertible preferred stock by the holders of such stock into shares of common stock. The holders sold the majority of such shares on May 15, 2006 in a registered common stock offering. In connection with the conversion, we made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million, and incurred certain costs, totaling $0.7 million, specifically related to the registered common stock offering. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In accordance with accounting principles generally accepted in the United States, the aggregate $10.9 million inducement payment and offering costs were treated as a preferred stock dividend and attributed to the Series B convertible preferred stock for purposes of our net income per common share calculation.

Note 10, “Net Income per Common Share,” in the Notes to Condensed Consolidated Financial Statements includes a further explanation and the calculations of basic and diluted net income per common share.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments to Mr. Calvin Klein and dividends.

Operations

Cash provided by operating activities was $102.8 million in the first half of 2006 compared with $65.3 million in the prior year. This increase was due principally to changes in working capital, including a reduction in inventories as a result of an acceleration of receipts in the second quarter of 2005 resulting from uncertainties surrounding quota restrictions.

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

Capital Expenditures

Our capital expenditures in the first half of 2006 were $14.9 million. We currently expect capital expenditures in 2006 will be in a range of $40.0 million to $45.0 million. Our capital expenditures are generally for information systems, warehouse and office facilities and outlet retail stores. As such, we have no long-term contractual commitments for capital expenditures.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as additions to goodwill and totaled $12.9 million in the first half of 2006. We currently expect that such payments will be $27.0 million to $29.0 million in 2006.

Sale of Investment

In the first quarter of 2006, we sold minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. We received $32.8 million in cash proceeds from the sale of these entities.

Dividends

Preferred stock dividends totaled $3.2 million for the first half of 2006.

During the second quarter of 2006, the holders of our Series B convertible preferred stock voluntarily converted all of the remaining outstanding shares of Series B convertible preferred stock into 11.6 million shares of our common stock. In connection with the conversion, we made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million, and incurred certain costs, totaling $0.7 million, in connection with the offering. The inducement payment was based on the net present value of the preferred dividends that we would have been obligated to pay the holders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. Under accounting principles generally accepted in the United States, the aggregate $10.9 million inducement payment and offering costs were treated similar to a preferred stock dividend in the second quarter of 2006.

Our common stock currently pays annual dividends totaling $0.15 per share. Cash dividends on our common stock in 2006 are expected to approximate $7.8 million to $8.0 million.

Cash Flow Summary

Our net cash flow in the first half of 2006 was $100.3 million. Cash flow in 2006 will be impacted by various other factors in addition to those noted above. For example, the exercise of stock options provided $52.6 million of cash for the full year in 2005. We currently estimate that 2006 will include $10.0 million to $15.0 million of cash from the exercise of stock options. In connection with the closing of our manufacturing facility in Ozark, Alabama, we expect cash outflows to approximate $10.0 million in 2006 for severance, employee termination benefits and facility closing costs. In addition, in connection with the departure of Mark Weber, our former Chief Executive Officer, we expect cash outflows to approximate $10.0 million in 2006.

Based on our current operations and considering all of the above factors, we currently expect to generate $125.0 million to $135.0 million of cash flow in 2006.

Financing Arrangements

Our capital structure as of July 30, 2006 was as follows:

(in millions)

Long-term debt	$399.5
Stockholders’ equity	849.8

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, with a sublimit of $30.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first half of 2006, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $189.2 million. As of July 30, 2006, we had $179.0 million outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility in 2006.

Given our capital structure and our projections for future profitability and cash flow, we believe we could obtain additional financing, if necessary, for refinancing our long-term debt, or, if opportunities present themselves, future acquisitions.

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale dress shirt and sportswear businesses generate higher levels of sales and income in the first and third quarters, as the selling of Spring and Fall merchandise to our customers occurs at higher levels as these selling seasons begin. Royalty, advertising and other revenues tend to be earned somewhat evenly throughout the year. The third quarter has the highest level of royalty income, due to higher sales by licensees in advance of the holiday selling season.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 7, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K as amended for the year ended January 29, 2006 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of July 30, 2006, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.8 million annually.

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

Due to the fact that foreign royalty, advertising and other revenues comprise about half of our total royalty, advertising and other revenues, which themselves approximate only 10% of our total revenues, changes in the exchange rate for the United States dollar have not had a material effect on our financial position or results of operations.

ITEM 4 - CONTROLS AND PROCEDURES

As of July 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting were effective as of July 30, 2006. Disclosure controls and procedures over financial reporting are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual meeting of stockholders was held on June 13, 2006.  There were present in person or by proxy, holders of 40,135,372 shares of our common stock, or 92.0% of all shares of common stock eligible to be voted at the meeting, as well as the holders of all of our Series B convertible preferred stock, which were entitled to 11,566,119 votes at the meeting. The holders of the common stock and Series B convertible preferred stock voted together on all matters reported below.

The following directors were elected to serve for a term of one year:

	For	Vote Withheld

Emanuel Chirico	45,608,924	6,092,567
Edward H. Cohen	42,183,995	9,517,496
Joseph B. Fuller	33,225,463	18,476,028
Joel H. Goldberg	44,038,433	7,663,058
Marc Grosman	47,763,490	3,938,001
Bruce J. Klatsky	45,241,914	6,459,577
Bruce Maggin	46,288,567	5,412,924
Henry Nasella	46,525,185	5,176,306
Rita M. Rodriguez	50,227,425	1,474,066

The stockholders approved the amendment to our Certificate of Incorporation to increase the authorized number of shares of common stock to 240,000,000. The votes were 35,153,939 For, 16,488,952 Against and 58,600 Abstentions.

The stockholders approved our 2006 Stock Incentive Plan. The votes were 31,748,006 For, 16,390,475 Against, 72,212 Abstentions and 3,490,798 broker non-votes.

The proposal for Ernst & Young LLP to serve as our independent auditors until the next annual meeting of stockholders was ratified.  The votes were 51,434,146 For, 253,681 Against and 13,664 Abstentions.

The proxy materials also contained a proposal to amend our Certificate of Incorporation to amend the rights of the holders of the Series B convertible preferred stock to elect, separately as a class, up to three of our directors. The proposal was voted on by the holders of the common stock and Series B convertible preferred stock separately, by class. After the mailing of the proxy materials but before the date of the annual meeting of stockholders, the holders of the Series B convertible preferred stock converted all of the remaining outstanding shares of such stock into shares of common stock. As a result, the shares of Series B convertible preferred stock were returned to the status of authorized, unissued and undesignated shares of our preferred stock and the Certificate of Designations, Preferences and Rights of the Series B convertible preferred stock was cancelled. This in turn, resulted in the termination of the rights of the holders of the Series B convertible preferred stock to elect directors, thus mooting the proposal.

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

10.1

Amendment to Investors’ Right Agreement, dated as of May 8, 2006, between Phillips-Van Heusen Corporation and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2006).

10.2

Conversion Agreement dated as of May 9, 2006, between Phillips-Van Heusen Corporation and the Selling Stockholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2006).

10.3

Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 27, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2006).

10.4

Phillips-Van Heusen Corporation 2006 Stock Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 16, 2006).

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

Dated:  September 8, 2006

/s/ Michael Shaffer
Michael Shaffer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)