Form 10-Q
period 2006-10-29
PHILLIPS VAN HEUSEN CORP /DE/
filed 2006-12-08
CIK 78239

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2006

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of November 27, 2006 was 55,533,290.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of October 29, 2006, January 29, 2006 and
October 30, 2005	2

Condensed Consolidated Income Statements for the Thirteen and Thirty-Nine Weeks Ended
October 29, 2006 and October 30, 2005	3

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2006
and October 30, 2005	4

Notes to Condensed Consolidated Financial Statements	5-17

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	18-24

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	24-25

Item 4 - Controls and Procedures	25

PART II -- OTHER INFORMATION

Item 1A - Risk Factors	26

Item 6 - Exhibits	27-29

Signatures	30

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenues and earnings, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositioning of brands by our licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to realize revenue growth from developing and growing Calvin Klein; (iv) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenues, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of October 29, 2006 and October 30, 2005, the related condensed consolidated income statements for the thirteen and thirty-nine week periods ended October 29, 2006 and October 30, 2005 and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2006 and October 30, 2005. These financial statements are the responsibility of the Company’s management.

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

ERNST & YOUNG LLP

New York, New York

November 20, 2006

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	October 29,	January 29,	October 30,
	2006	2006	2005
	UNAUDITED	AUDITED	UNAUDITED

ASSETS
Current Assets:
Cash and cash equivalents	$ 358,602	$ 267,357	$ 170,265
Accounts receivable, net of allowances for doubtful accounts of
$5,431, $3,111 and $3,659	168,742	96,757	189,679
Inventories	280,762	257,719	262,874
Prepaid expenses	10,794	18,122	8,698
Other, including deferred taxes of $23,435, $23,435 and $13,666	23,603	23,693	13,969
Total Current Assets	842,503	663,648	645,485
Property, Plant and Equipment, net	157,689	158,492	155,566
Goodwill	221,068	199,999	193,860
Tradenames	612,966	612,966	612,930
Perpetual License Rights	86,000	86,000	86,000
Other Intangible Assets	375	420	435
Other Assets	24,308	25,914	29,448
Total Assets	$1,944,909	$1,747,439	$1,723,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 74,693	$ 61,596	$ 57,358
Accrued expenses	156,427	145,269	142,648
Deferred revenue	16,954	17,751	17,164
Total Current Liabilities	248,074	224,616	217,170
Long-Term Debt	399,535	399,525	399,522
Other Liabilities, including deferred taxes of $265,704, $232,484
and $233,141	393,916	350,710	381,665

Series B convertible preferred stock, par value $100 per share;
6,116 shares authorized, issued and outstanding as of January 29, 2006
and October 30, 2005	-	161,926	161,926

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized, including Series B convertible (125,000 shares
designated as Series A; 25,000; 18,884 and 18,884 shares
undesignated); no Series A or undesignated shares issued	-	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; shares issued and outstanding 55,500,599;
43,236,485 and 42,230,640	55,501	43,236	42,231
Additional capital	517,971	346,061	317,664
Retained earnings	363,877	255,360	235,671
Accumulated other comprehensive loss	(33,965)	(33,995)	(32,125)
Total Stockholders’ Equity	903,384	610,662	563,441
Total Liabilities and Stockholders’ Equity	$1,944,909	$1,747,439	$1,723,724

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005

Net sales	$500,235	$471,778	$1,361,543	$1,292,451
Royalty revenues	52,037	47,559	130,384	117,059
Advertising and other revenues	15,989	13,844	41,700	39,249
Total revenues	568,261	533,181	1,533,627	1,448,759

Cost of goods sold	287,880	283,935	783,375	779,963

Gross profit	280,381	249,246	750,252	668,796

Selling, general and administrative expenses	195,738	177,638	564,148	504,437

Gain on sale of investment	-	-	32,043	-

Income before interest and taxes	84,643	71,608	218,147	164,359

Interest expense	8,568	8,600	25,699	25,772
Interest income	4,645	1,351	11,798	3,217

Income before taxes	80,720	64,359	204,246	141,804

Income tax expense	29,947	24,070	75,775	53,035

Net income	50,773	40,289	128,471	88,769

Preferred stock dividends on convertible stock	-	3,229	-	9,688

Preferred stock dividends on converted stock	-	-	3,230	2,051

Inducement payments and offering costs	-	-	10,948	14,205

Net income available to common stockholders	$ 50,773	$ 37,060	$ 114,293	$ 62,825

Basic net income per common share	$ 0.92	$ 0.88	$ 2.24	$ 1.71

Diluted net income per common share	$ 0.89	$ 0.73	$ 2.19	$ 1.44

Dividends declared per common share	$ 0.0375	$ 0.075	$ 0.1125	$ 0.15

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$128,471	$ 88,769
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	23,923	23,143
Amortization	3,430	2,851
Deferred taxes	36,366	45,942
Stock-based compensation	5,707	-
Impairment of long-lived assets	3,418	-
Gain on sale of investment, net	(32,043)	-

Changes in operating assets and liabilities:
Accounts receivable	(71,985)	(96,232)
Inventories	(23,043)	(19,989)
Accounts payable, accrued expenses and deferred revenue	23,458	8,677
Prepaid expenses	7,328	10,277
Other, net	7,411	18,776
Net Cash Provided By Operating Activities	112,441	82,214

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26,380)	(24,648)
Contingent purchase price payments to Mr. Calvin Klein	(21,069)	(19,342)
Proceeds from sale of investment, net	32,811	-
Net Cash Used By Investing Activities	(14,638)	(43,990)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10,277	39,601
Excess tax benefits from exercise of stock options	3,119	-
Acquisition of treasury shares	-	(69)
Common stock dividends	(5,776)	(5,661)
Convertible preferred stock dividends	-	(9,688)
Converted preferred stock dividends	(3,230)	(2,051)
Inducement payment and offering costs	(10,948)	(14,205)
Net Cash (Used) Provided By Financing Activities	(6,558)	7,927

Increase in cash	91,245	46,151

Cash at beginning of period	267,357	124,114

Cash at end of period	$358,602	$170,265

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

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from the estimates.

The results of operations for the thirteen and thirty-nine weeks ended October 29, 2006 and October 30, 2005 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Arrow, Bass, Eagle, Geoffrey Beene, BCBG Max Azria, BCBG Attitude, Chaps, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, JOE Joseph Abboud and MICHAEL Michael Kors, and to other brand names in these Notes are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At October 29, 2006, January 29, 2006 and October 30, 2005, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  GOODWILL

The changes in the carrying amount of goodwill for the period ended October 29, 2006, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Shirt	Products	Licensing	Total

Balance as of January 29, 2006	$9,946	$82,133	$107,920	$199,999
Contingent purchase price payments to Mr. Calvin Klein	-	-	21,069	21,069
Balance as of October 29, 2006	$9,946	$82,133	$128,989	$221,068

As of January 29, 2006 and October 29, 2006, no goodwill was associated with the Retail Apparel and Related Products segment or the Retail Footwear and Related Products segment.

In connection with the Company’s acquisition of Calvin Klein, Inc. and certain affiliated companies (“Calvin Klein”) in February 2003, the Company is obligated to pay contingent purchase price payments to Mr. Calvin Klein for 15 years based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as additions to goodwill.

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

Net benefit cost related to the Company’s pension plans was recognized as follows:

	Pension Plans
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/29/06	10/30/05	10/29/06	10/30/05

Service cost, including plan expenses	$1,738	$ 1,554	$ 5,215	$ 4,661
Interest cost	3,468	3,276	10,404	9,829
Amortization of net loss	1,332	2,114	3,998	6,341
Expected return on plan assets	(3,881)	(3,289)	(11,632)	(9,866)
Amortization of prior service cost	83	392	248	1,175
Settlement loss	-	-	2,247	-
Special termination benefits	-	-	723	-
Total	$2,740	$ 4,047	$ 11,203	$12,140

The settlement loss related to the pension plans for the thirty-nine weeks ended October 29, 2006 resulted from the departure of Mark Weber, the Company’s former Chief Executive Officer.

The special termination benefits related to the pension plans for the thirty-nine weeks ended October 29, 2006 resulted from the closure of the Company’s manufacturing facility located in Ozark, Alabama.

The Company currently expects to make a voluntary contribution to its qualified pension plans of approximately $15,000 in the fourth quarter of 2006.

Net benefit cost related to the Company’s postretirement plan was recognized as follows:

	Postretirement Plan
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/29/06	10/30/05	10/29/06	10/30/05

Interest cost	$ 330	$ 425	$1,049	$1,274
Amortization of net loss	108	100	316	300
Amortization of prior service cost	(237)	(111)	(613)	(333)
Special termination benefits	-	-	242	-
Total	$ 201	$ 414	$ 994	$1,241

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

6.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/29/06	10/30/05	10/29/06	10/30/05

Net income	$50,773	$40,289	$128,471	$88,769
Foreign currency translation adjustments,
net of taxes	-	1	30	(101)
Comprehensive income	$50,773	$40,290	$128,501	$88,668

The income tax effect related to foreign currency translation adjustments was an expense of $1 for the thirteen weeks ended October 30, 2005. The income tax effect related to foreign currency translation adjustments was an expense of $19 and a benefit of $62 for the thirty-nine weeks ended October 29, 2006 and October 30, 2005, respectively.

7.  STOCK-BASED COMPENSATION

At the Company’s Annual Meeting of Stockholders held on June 13, 2006, the Company’s 2006 Stock Incentive Plan (the “2006 Plan”) was approved. The 2006 Plan replaced the Company’s existing 1997, 2000 and 2003 Stock Option Plans as the source of the Company’s equity incentive compensation. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of such approval, other than with respect to outstanding options under those plans, which will continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock option exercises are primarily funded with the issuance of new shares of the Company’s common stock.

2006 Stock Incentive Plan

Under the 2006 Plan, the Company may grant the following types of incentive awards: (i) non-qualified stock options (“NQs”); (ii) incentive stock options (“ISOs”); (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units; (vi) performance shares; and (vii) other stock-based awards. Each award granted under the 2006 Plan is evidenced by an award agreement that specifies, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, applicable performance period(s) and performance measure(s), and such other terms and conditions as the plan committee determines.

To date, the Company has granted only NQs under the 2006 plan. The per share exercise price of NQs granted under the 2006 Plan cannot be less than the market price of the common stock on the date of grant. The NQs provide for accelerated vesting upon the optionee’s retirement (as defined in the 2006 Plan). The maximum duration of an NQ granted under the 2006 Plan is ten years.

1997, 2000 and 2003 Stock Option Plans

Under its 1997, 2000 and 2003 Stock Option Plans, the Company currently has service-based NQs and ISOs outstanding. Options were granted with an exercise price equal to the market price of the common stock on the date of grant. NQs and ISOs granted have a ten-year duration. Options are cumulatively exercisable in either three installments commencing three years after the date of grant or in four installments commencing one year after the date of grant. The options provide for accelerated vesting upon the optionee’s retirement (as defined in the 1997, 2000 and 2003 Stock Option Plans).

In the first quarter of 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment.” FASB Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. Prior to 2006, the Company accounted for its stock options under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. Under APB Opinion No. 25, the Company did not recognize compensation expense because the exercise price of the Company’s stock options equaled the market price of the Company’s common stock on the date of grant.

The Company adopted FASB Statement No. 123R on a modified prospective basis. Under the modified prospective transition method, FASB Statement No. 123R applies to new awards and awards that were outstanding upon adoption that are subsequently modified, repurchased or cancelled. Stock-based compensation expense recognized during the thirty-nine weeks ended October 29, 2006 includes (i) the expense for all stock options granted prior to, but not yet vested as of January 29, 2006, based on the fair value estimated in accordance with the provisions of FASB Statement No. 123; and (ii) the expense for all stock options granted during the thirty-nine weeks ended October 29, 2006, based on the fair value estimated in accordance with the provisions of FASB Statement No. 123R. Prior periods have not been restated.

Net income for the thirteen weeks ended October 29, 2006 included $1,686 of pre-tax compensation expense related to stock options ($1,129 net of tax), which resulted in a $0.02 decrease in basic and diluted net income per common share. Net income for the thirty-nine weeks ended October 29, 2006 included $5,707 of pre-tax compensation expense related to stock options ($3,759 net of tax), which resulted in a $0.07 decrease in basic and diluted net income per common share. Net income for the thirteen and thirty-nine weeks ended October 30, 2005 did not include compensation expense related to stock options. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 in 2005:

	Thirteen	Thirty-Nine
	Weeks Ended	Weeks Ended
	10/30/05	10/30/05

Net income - as reported	$40,289	$88,769
Deduct: Stock-based compensation expense determined under fair
value method, net of related tax effects	813	5,048
Net income - as adjusted	$39,476	$83,721

Net income per common share:
Basic - as reported	$ 0.88	$ 1.71
Diluted - as reported	$ 0.73	$ 1.44
Basic - as adjusted	$ 0.86	$ 1.57
Diluted - as adjusted	$ 0.71	$ 1.34

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes model. The estimated fair value of the options, net of estimated forfeitures, is amortized to expense on a straight-line basis over the options’ vesting period. At October 29, 2006, there was $10,521 of unrecognized pre-tax compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.9 years.

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirty-nine weeks ended October 29, 2006 and October 30, 2005, respectively:

Thirty-Nine Weeks Ended
	10/29/06	10/30/05
Weighted average risk-free interest rate	4.73%	4.00%
Weighted average expected option life	6.2 Years	6.0 Years
Weighted average expected volatility	33.3%	26.5%
Expected annual dividends per share	$0.15	$0.15

Weighted average estimated fair value per share of options granted	$15.41	$8.74

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected option life. The expected option life represents the weighted average period of time that options granted are expected to be outstanding, based on vesting schedules and the contractual term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected option life. Expected dividends are based on the Company’s common stock dividend policy at the date of grant.

The Company receives a tax deduction for certain stock options when they are exercised. Prior to the adoption of FASB Statement No. 123R, the Company reported tax benefits resulting from the exercise of stock options as operating cash flows in its Condensed Consolidated Statements of Cash Flows. In accordance with FASB Statement No. 123R, the Company now reports excess tax benefits, if any, as financing cash flows. The actual income tax benefit realized from stock option exercises for the thirty-nine weeks ended October 29, 2006 was $6,265, of which $3,119 was reported as excess tax benefits from stock option exercises in financing cash flows, with no comparable amount in 2005. Excess tax benefits arise when the actual tax benefit resulting from a stock option exercise exceeds the tax benefit associated with the grant date fair value of the related stock option.

Stock option activity for the thirty-nine weeks ended October 29, 2006 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at January 29, 2006	4,384	$21.31
Granted	486	38.38
Exercised	698	14.72
Cancelled	88	23.75
Outstanding at October 29, 2006	4,084	$24.41
Exercisable at October 29, 2006	1,879	$18.32

At October 29, 2006, the aggregate intrinsic value of options issued and outstanding was $86,867, and the aggregate intrinsic value of options exercisable was $51,423. The aggregate intrinsic value of options exercised during the thirty-nine weeks ended October 29, 2006 was $15,940.

The aggregate grant date fair value of options that vested during the thirty-nine weeks ended October 29, 2006 was $8,140.

The weighted average remaining contractual life of options outstanding and options exercisable at October 29, 2006 was 7.5 and 6.1 years, respectively.

Total stock options available for grant at October 29, 2006 amounted to 3,864 shares.

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

	Total	Incurred During
	Expected	Thirty-Nine
	to be	Weeks	Liability
	Incurred	Ended 10/29/06	at 10/29/06

Severance and termination benefits	$ 8,767	$ 8,767	$3,658
Long-lived asset impairments	988	988	-
Facility closing and other costs	1,539	1,539	-
Total	$11,294	$11,294	$3,658

The costs associated with closing the facility relate to, and are included in selling, general and administrative expenses of the Wholesale Dress Shirt segment.

Asset Impairments

In 2006, during the Company’s annual budget process for determining new outlet retail store locations, the level of profitability in certain of the Company’s existing outlet retail stores, principally in the Midwestern section of the United States, was an impairment indicator which caused the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in certain of these stores were not recoverable and recorded an impairment of $2,314, of which $396 was recorded in the third quarter of 2006. This determination was made by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. Since the long-lived assets in certain stores were deemed not recoverable, the net book value of the long-lived assets in excess of the fair value was written off. Fair value was estimated based on the net present value of the future cash flows expected from these stores. This amount relates to, and is included in selling, general and administrative expenses of the Retail Apparel and Related Products segment.

During 2005, Federated Department Stores, Inc. (“Federated”) acquired The May Department Stores Company. In connection with the acquisition, Federated has closed certain of its locations. Since the Company had identifiable long-lived assets consisting of shops within stores (fixtures located in third party customer locations) in certain of the locations being closed, this was an impairment indicator which caused the Company to evaluate whether the net book value of these long-lived assets was recoverable. In the first nine months of 2006, the Company determined that the long-lived assets in these locations were not recoverable and recorded an impairment of $116. Since the long-lived assets related to locations to be closed, there were deemed to be no future cash flows associated with these locations, and therefore a fair value of zero was determined to apply to the long-lived assets in these locations. As such, the impairment recorded was equal to the net book value of the long-lived assets in these locations. This amount relates to, and is included in selling, general and administrative expenses of the Wholesale Sportswear and Related Products segment.

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

9.  SALE OF INVESTMENT

On January 31, 2006, Warnaco, Inc. (“Warnaco”) acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company accounted for the investment in these entities under the cost method and, as such, the investment had a carrying amount of $768 at the time of the sale. The Company received $32,811 in cash proceeds from the sale of these entities, net of amounts held in escrow and certain associated fees. The cash proceeds are subject to adjustments, including adjustments based upon the determination of actual working capital as of the closing date. The Company’s share of the cash proceeds being held in escrow totaled $5,000 as of October 29, 2006, and represents security for indemnification of certain potential losses incurred by Warnaco, as well as other adjustments to the purchase price. The sale resulted in a pre-tax gain of $32,043, which is net of related fees, amounts held in escrow and the carrying value of the investment. The Company will be entitled to receive distributions of a portion of any amounts remaining in escrow in installments during 2007 and 2008. The Company will record the release of any escrow amounts as additional gains if and when such amounts are released to the Company.

10.  NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/29/06	10/30/05	10/29/06	10/30/05

Net income	$50,773	$40,289	$128,471	$88,769
Less:
Preferred stock dividends on convertible stock	-	3,229	-	9,688
Preferred stock dividends on converted stock	-	-	3,230	2,051
Inducement payments and offering costs	-	-	10,948	14,205
Net income available to common stockholders for
basic net income per common share	50,773	37,060	114,293	62,825
Add back preferred stock dividends on convertible stock	-	3,229	-	9,688
Net income available to common stockholders for
diluted net income per common share	$50,773	$40,289	$114,293	$72,513

Weighted average common shares outstanding for
basic net income per common share	55,430	42,063	50,921	36,845
Impact of dilutive stock options	1,284	1,741	1,204	1,905
Impact of dilutive warrant	99	36	83	23
Impact of assumed convertible preferred stock conversion	-	11,566	-	11,566
Total shares for diluted net income per common share	56,813	55,406	52,208	50,339

Basic net income per common share	$ 0.92	$ 0.88	$ 2.24	$ 1.71

Diluted net income per common share	$ 0.89	$ 0.73	$ 2.19	$ 1.44

During the second quarter of 2005, the holders of the Company’s Series B convertible preferred stock completed a voluntary conversion of a portion of such stock into 7,344 shares of the Company’s common stock. Such shares of common stock were subsequently sold in a registered offering by the holders. In connection with these transactions, the Company made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12,853. The inducement payment was based on the net present value of the dividends that the Company would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that the Company would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In addition, the Company incurred certain costs, totaling $1,352, specifically related to the registered common stock offering.

During the second quarter of 2006, the holders of the Series B convertible preferred stock completed a voluntary conversion of all of the remaining outstanding shares of Series B convertible preferred stock into 11,566 shares of common stock. The holders sold 10,057 of such shares in a registered common stock offering. In connection with the conversion, the Company made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10,178. The inducement payment was based on the net present value of the dividends that the Company would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that the Company would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In addition, the Company incurred certain costs, totaling $770, specifically related to the registered common stock offering.

As set forth in Emerging Issues Task Force (“EITF”) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” when convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income available to common stockholders in the calculation of net income per common share. As such, the inducement payments and offering costs paid by the Company in connection with the conversions and subsequent registered common stock offerings resulted in reductions of net income available to common stockholders for the thirty-nine weeks ended October 29, 2006 and October 30, 2005.

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/29/06	10/30/05	10/29/06	10/30/05

Antidilutive stock options and warrants	11	83	174	208

In addition, conversion of the Series B convertible preferred stock that was converted into 4,321 weighted average common shares outstanding for the thirty-nine weeks ended October 29, 2006 was not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive.

As set forth in EITF Topic D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock,” when a company effects an induced conversion of only a portion of a class of the company’s then-outstanding preferred stock, any excess consideration should be attributed to the converted shares, and the converted shares should be considered separately from the shares that were not converted for purposes of applying the “if-converted” method from the beginning of the period. As such, for purposes of the Company’s computation of diluted net income per common share for the thirty-nine weeks ended October 30, 2005, the portion of the Series B convertible preferred stock that was converted was considered separately from the portion of the Series B convertible preferred stock that was not converted. The inducement payment and offering costs paid by the Company in connection with the conversion and subsequent registered common stock offering were attributed to the portion of the Series B convertible preferred stock that was converted. As a result, conversion of the portion of the Series B convertible preferred stock that was converted into 4,463 weighted average common shares outstanding for the thirty-nine weeks ended October 30, 2005 was not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive.

11. NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 30, 2005 was a decrease in the Company’s Series B convertible preferred stock of $102,820, an increase in common stock of $7,302, an increase in additional capital of $94,870 and a decrease in treasury stock of $648 associated with the conversion of a portion of the Series B convertible preferred stock. Please see Note 5, “Series B Convertible Preferred Stock.”

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the

thirty-nine weeks ended October 29, 2006 was a decrease in Series B convertible preferred stock of $161,926, an increase in common stock of $11,566 and an increase in additional capital of $150,360 associated with the conversion of all of the remaining outstanding shares of the Series B convertible preferred stock. Please see Note 5, “Series B Convertible Preferred Stock.”

12.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments: (i) Wholesale Dress Shirt; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

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

Prior to the end of its fiscal 2005 year, the Company aggregated its divisions into two segments: (i) Calvin Klein Licensing; and (ii) Apparel and Related Products. In the first quarter of 2006, the United States Securities and Exchange Commission (“SEC”) requested certain information from the Company in connection with an ordinary course review of the Company’s Annual Report on Form 10-K for fiscal 2004, including how the Company aggregated segment data. As a result of communications with the SEC, the Company re-evaluated the way it aggregated its operating divisions into its reportable segments under FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Apparel and Related Products segment was disaggregated into the Wholesale Dress Shirt, Wholesale Sportswear and Related Products, Retail Apparel and Related Products, and Retail Footwear and Related Products segments described above. Prior year segment data has been reclassified for this change.

The following table presents summarized information by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/29/06	10/30/05	10/29/06	10/30/05

Revenues - Wholesale Dress Shirt
Net sales	$ 97,662	$111,084	$ 277,477	$ 318,943
Royalty revenues	1,841	1,714	4,983	4,719
Advertising and other revenues	613	318	1,423	869
Total	100,116	113,116	283,883	324,531

Revenues - Wholesale Sportswear and Related
Products
Net sales	162,281	153,084	426,934	387,097
Royalty revenues	3,046	2,963	8,565	7,993
Advertising and other revenues	1,026	1,162	3,554	3,017
Total	166,353	157,209	439,053	398,107

Revenues - Retail Apparel and Related Products
Net sales	163,305	140,508	452,105	399,909
Royalty revenues	2,050	2,153	5,789	5,564
Total	165,355	142,661	457,894	405,473

Revenues - Retail Footwear and Related Products
Net sales	76,987	67,102	205,027	186,502
Royalty revenues	161	124	486	374
Total	77,148	67,226	205,513	186,876

Revenues - Calvin Klein Licensing
Royalty revenues	44,939	40,605	110,561	98,409
Advertising and other revenues	14,350	12,364	36,723	35,363
Total	59,289	52,969	147,284	133,772

Total Revenues
Net sales	500,235	471,778	1,361,543	1,292,451
Royalty revenues	52,037	47,559	130,384	117,059
Advertising and other revenues	15,989	13,844	41,700	39,249
Total	$568,261	$533,181	$1,533,627	$1,448,759

Operating income - Wholesale Dress Shirt	$ 16,532	$ 18,711	$ 31,648(1)	$ 50,938

Operating income - Wholesale Sportswear and
Related Products	27,071	26,545	77,658	65,115

Operating income - Retail Apparel and Related
Products	17,556	5,632	42,457	16,661

Operating income - Retail Footwear and
Related Products	8,794	9,100	13,217	6,103

Operating income - Calvin Klein Licensing	27,690	21,129	100,735(2)	54,131

Corporate expenses(3)	13,000	9,509	47,568	28,589

Income before interest and taxes	$ 84,643	$ 71,608	$ 218,147	$ 164,359

(1)   Operating income for the Wholesale Dress Shirt segment for the thirty-nine weeks ended October 29, 2006 includes $11,294 of costs associated with closing the Company’s manufacturing facility in Ozark, Alabama.

(2)   Operating income for the Calvin Klein Licensing segment for the thirty-nine weeks ended October 29, 2006 includes a gain of $32,043 associated with the sale by a subsidiary of the Company of minority interests in certain entities that operate various Calvin Klein jeans and sportswear businesses in Europe and Asia.

(3)   Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, beginning in 2006, the Company includes all stock-based compensation expenses in Corporate expenses. Corporate expenses for the thirty-nine weeks ended October 29, 2006 include $10,535 of severance and related costs resulting from the departure of Mark Weber, the Company’s former Chief Executive Officer.

13.  OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed is $500. The guarantee expires on January 31, 2007.

The Company has guaranteed the payment of rent and related costs to the Company’s former landlord by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of October 29, 2006 is approximately $4,500, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,800 as of October 29, 2006, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

The Company has certain investments in commercial paper with maturities of two months or less from the time of purchase. These investments are reported as cash and cash equivalents. At October 29, 2006, the fair value of these investments approximated the carrying amount of $71,867.

14.  NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that the financial statement effects of a tax position be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company must adopt FIN 48 as of the beginning of its fiscal year 2007. The Company is currently evaluating the impact, if any, the adoption of FIN 48 is expected to have on its consolidated results of operations and financial position.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements. The Company must adopt FASB Statement No. 157 as of the beginning of its fiscal year 2007. The Company currently does not expect the adoption of FASB Statement No. 157 to have any impact on its consolidated results of operations and financial position.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a company to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or a liability in its statement of financial position and to recognize gains and losses that have not yet been recognized through net periodic benefit cost in comprehensive income, net of income tax effects. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of the end of the current fiscal year. The Company does not expect the adoption of FASB Statement No. 158 to have a material impact on its consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements. For purposes of assessing materiality, SAB 108 requires quantification of misstatements, including both the carryover and reversing effects of prior year misstatements on the current year financial statements and related financial disclosures. Companies will be required to adjust their financial statements if material misstatements exist. The Company must adopt SAB 108 as of the end of the current fiscal year. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations or financial position.

15.  PENDING ACQUISITION

On October 11, 2006, the Company entered into an agreement with Superba, Inc. (“Superba”), a privately-held manufacturer and distributor of neckwear in the United States and Canada, and A. Mervyn Mandelbaum, the Chief Executive Officer and controlling shareholder of Superba, under which the Company expects to acquire substantially all of Superba’s assets. The purchase price for the assets is $110,000, subject to adjustment for working capital, plus an earn-out over a three-year period based on the earnings of the acquired business for each of the first three years after the closing, with a maximum value of $70,000. The closing is expected to be effective on January 1, 2007.

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

Our historical strategy has been to manage and market a portfolio of nationally recognized brands across multiple product categories, through multiple channels of distribution and at multiple price points. This strategy was enhanced by our acquisition of Calvin Klein, Inc. and certain affiliated companies (“Calvin Klein”) in February 2003, which provided us with one of the most famous designer names in the world and an additional platform for growth in revenues and profitability. Through that transaction, we were able to diversify our business model by providing growth opportunities from strong and highly profitable licensing streams which do not require capital investments. Equally important, we also have broadened the reach of the Calvin Klein brands through growth of existing businesses and entry into new businesses, both directly by us and through licensees. This additional diversification, in terms of product, positioning, business model and opportunity has not only enhanced our growth prospects, but has also further moderated our risk to a downturn in any one of our businesses.

On October 11, 2006, we entered into an agreement with Superba, Inc. (“Superba”), a privately-held manufacturer and distributor of neckwear in the United States and Canada, under which we expect to acquire substantially all of Superba’s assets. This acquisition is consistent with our strategy of adding brands or product categories that complement our existing businesses, in this case, dress shirts. The purchase price for the assets is $110 million, subject to adjustment for working capital, plus an earn-out over a three-year period based on the earnings of the acquired business for each of the first three years after the closing, with a maximum value of $70 million. The acquisition is expected to close effective on January 1, 2007. Our forward-looking results of operations discussed below do not include the impact of this acquisition, which would not be expected to have a material effect on 2006 revenues and earnings.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution of men’s dress shirts and sportswear, principally under the brand names Van Heusen, Arrow, Geoffrey Beene, Calvin Klein, IZOD, BCBG Max Azria, BCBG Attitude, Chaps, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, unlisted, A Kenneth Cole Production (beginning in the first quarter of 2006) and JOE Joseph Abboud (beginning in the second quarter of 2006), as well as various private labels; and (ii) the sale, through approximately 700 company-operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores principally operate in an outlet format. We also operate a Calvin Klein Collection store located in New York City, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. Net sales in 2005 include our Calvin Klein Collection stores in Dallas and Paris, which we closed at the end of 2005. We will be discontinuing sales of our licensed line of MICHAEL Michael Kors dress shirts during the third quarter of 2007 in connection with the licensor’s discontinuance of its other licensed menswear offerings under the brand.

We generate royalty, advertising and other revenues from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenues comprised 86% of total royalty, advertising and other revenues in the first nine months of 2006. Calvin Klein royalty, advertising and other revenues are derived principally under licenses and other arrangements for jeans, underwear, fragrances, eyewear, watches and home furnishings.

In the first nine months of 2006, net sales were 89% and royalty, advertising and other revenues were 11% of our total revenues.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits are the largest component of selling, general and administrative expenses, comprising 47% of such expenses in the first nine months of 2006. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 20% of selling, general and administrative expenses in the first nine months of 2006.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 29, 2006 Compared With Thirteen Weeks Ended October 30, 2005

Net Sales

Net sales in the third quarter of 2006 increased 6.0% to $500.2 million from $471.8 million in the prior year. This increase included the following: (i) $32.7 million of net sales attributable to growth in our retail segments, driven by an 11% increase in comparative store sales and the opening of Calvin Klein outlet retail stores in premium outlet malls; and (ii) $9.2 million of net sales attributable to growth in our Wholesale Sportswear and Related Products segment, driven by increases across all of our wholesale sportswear divisions. These increases were offset, in part, by a $13.4 million anticipated sales decrease in our Wholesale Dress Shirt segment resulting from the residual impact of door closings associated with the 2005 acquisition by Federated Department Stores, Inc. (“Federated”) of The May Department Stores Company (“May”).

Royalty, Advertising and Other Revenues

Royalty, advertising and other revenues in the third quarter of 2006 increased 10.8% to $68.0 million from $61.4 million in the prior year. Of the $6.6 million increase, $6.3 million was attributable to our Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees, particularly from fragrances.

Gross Profit on Total Revenues

Gross profit on total revenues in the third quarter of 2006 was $280.4 million, or 49.3% of total revenues, compared with $249.2 million, or 46.7% of total revenues in the prior year. The 260 basis point improvement was due principally to strong product sell-throughs, which yielded more full-price selling. Also contributing to the increase was a change in revenue mix, as (i) net sales attributable to our outlet retail businesses, which have higher gross margins than our wholesale businesses, increased as a percentage of our total net sales; and (ii) royalty, advertising and other revenues increased as a percentage of total revenues. Royalty, advertising and other revenues do not carry a cost of sales, and as such, the gross profit percentage of such revenues is 100%.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the third quarter of 2006 were $195.7 million, or 34.4% of total revenues, and $177.6 million, or 33.3% of total revenues, in the prior year. The $18.1 million increase in SG&A expenses in the third quarter of 2006 included $1.7 million of noncash stock option expense resulting from the requirement to expense stock options beginning in 2006. Please see Note 7, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements for a further discussion of our stock-based compensation expense and related information. Also contributing to the increase were (i) increased expenses in our Retail Apparel and Related Products, Retail Footwear and Related Products, and Wholesale Sportswear and Related Products segments to support the sales growth previously mentioned, including from operating additional Calvin Klein outlet retail stores; (ii) increased advertising expenditures; and (iii) overall higher administrative expenses, including medical expenses due to increased claims in the current year.

Interest Expense, Net

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Net interest expense in the third quarter of 2006 was $3.9 million compared with $7.2 million in the prior year. The net interest expense decrease was due principally to an increase in interest income from our higher cash position and an increase in investment rates of return over the prior year.

Income Taxes

Income taxes for the current year are estimated at a rate of 37.1%, compared with last year’s full year rate of 37.3%.

Thirty-Nine Weeks Ended October 29, 2006 Compared With Thirty-Nine Weeks Ended October 30, 2005

Net Sales

Net sales in the first nine months of 2006 increased 5.3% to $1,361.5 million from $1,292.5 million in the prior year. This increase included the following: (i) $70.7 million of net sales attributable to growth in our retail segments, driven by an 8% increase in comparative store sales and the opening of Calvin Klein outlet retail stores in premium outlet malls; and (ii) $39.8 million of net sales attributable to growth in our Wholesale Sportswear and Related Products segment, particularly from our Arrow sportswear line and our Calvin Klein men’s better sportswear line. These increases were offset, in part, by a $41.5 million anticipated sales decrease in our Wholesale Dress Shirt segment, resulting principally from door closings associated with the 2005 acquisition by Federated of May, as the combined company has closed certain of its stores.

Net sales for the full year 2006 are expected to increase approximately 8%, due principally to the items noted above and the effect in the fourth quarter of the following: (i) growth in our Wholesale Sportswear and Related Products segment, particularly from our IZOD sportswear line and our Calvin Klein men’s better sportswear line; (ii) increases in comparative store sales for our retail divisions and additional Calvin Klein outlet retail stores in premium outlet malls; and (iii) growth in our Wholesale Dress Shirt segment, as the effect of the Federated/May door closings began to impact us in the fourth quarter of last year.

Royalty, Advertising and Other Revenues

Royalty, advertising and other revenues in the first nine months of 2006 increased 10.1% to $172.1 million from $156.3 million in the prior year. Of the $15.8 million increase, $13.5 million was attributable to our Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees, particularly from fragrances.

We currently expect that royalty, advertising and other revenues will increase 10% to 11% for the full year 2006, both as a result of growth in the businesses of existing licensees, as well as royalties generated from new license agreements.

Gross Profit on Total Revenues

Gross profit on total revenues in the first nine months of 2006 was $750.3 million, or 48.9% of total revenues, compared with $668.8 million, or 46.2% of total revenues in the prior year. The 270 basis point improvement was due principally to strong product sell-throughs, which yielded more full-price selling. Also contributing to the increase was a change in revenue mix, as (i) net sales attributable to our outlet retail businesses, which have higher gross margins than our wholesale businesses, increased as a percentage of our total net sales; and (ii) royalty, advertising and other revenues increased as a percentage of total revenues. Royalty, advertising and other revenues do not carry a cost of sales, and as such, the gross profit percentage of such revenues is 100%.

We currently expect that the increase in the gross profit on total revenues percentage for the full year 2006 will not be as pronounced as the increase experienced in the first nine months of 2006, due in part to higher forecasted growth in our wholesale businesses during the fourth quarter than in our outlet retail businesses. As a result, we anticipate that the gross profit on total revenues percentage will increase by approximately 200 basis points in 2006 as compared with 2005.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first nine months of 2006 were $564.1 million, or 36.8% of total revenues, and $504.4 million, or 34.8% of total revenues, in the prior year. The $59.7 million increase in SG&A expenses in the first nine months of 2006 included:  (i) $11.3 million in costs associated with the closing of our manufacturing facility in Ozark, Alabama in May 2006; (ii) $10.5 million in severance and other separation costs associated with the February 2006 departure of Mark Weber, our former Chief Executive Officer; and (iii) $5.7 million of noncash stock option expense resulting from the requirement to expense stock options beginning in 2006. Please see Note 7, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements for a further discussion of our stock-based compensation expense and related information. Also contributing to the increase were (i) increased expenses in our Retail Apparel and Related Products, Retail Footwear and Related Products, and Wholesale Sportswear and Related Products segments to support the sales growth previously mentioned, including from operating additional Calvin Klein outlet retail stores; (ii) recording a long-lived asset impairment related to certain underperforming outlet retail stores; (iii) increased advertising expenditures; and (iv) overall higher administrative expenses, including medical expenses due to increased claims in the current year.

For the full year, our 2006 SG&A expenses as a percentage of total revenues are currently expected to increase approximately 150 basis points, due in part to an expected increase of $20.0 million in national advertising expenditures in the fourth quarter of 2006. In addition, impacting 2006 are the costs associated with the closing of our manufacturing facility in Ozark, Alabama in May 2006 and the February 2006 departure of Mark Weber, our former Chief Executive Officer of $11.3 million and $10.5 million, respectively. We estimate that noncash stock option expense for the full year 2006 will be approximately $8.0 million. Partially offsetting these items will be expense savings in 2006 of approximately $9.0 million due to the closure at the end of 2005 of our Calvin Klein Collection stores in Dallas and Paris.

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

Net interest expense in the first nine months of 2006 was $13.9 million compared with $22.6 million in the prior year. The net interest expense decrease was due principally to an increase in interest income from our higher cash position and an increase in investment rates of return over the prior year.

Income Taxes

Income taxes for the current year are estimated at a rate of 37.1%, compared with last year’s full year rate of 37.3%.

Net Income per Common Share

Our calculation of net income per common share for the thirty-nine weeks ended October 30, 2005 was impacted by the voluntary conversion of a portion of our Series B convertible preferred stock by the holders of such stock into shares of our common stock. Such shares of common stock were subsequently sold in a registered offering by the holders in July 2005. In connection with these transactions, we made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12.9 million, and incurred certain costs, totaling $1.3 million, specifically related to the registered common stock offering. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In accordance with accounting principles generally accepted in the United States, the portion of the Series B convertible preferred stock that was converted was considered separately from the portion of the Series B convertible preferred stock that was not converted for purposes of our net income per common share calculation. Further, the aggregate $14.2 million inducement payment and offering costs was treated as a preferred stock dividend and attributed to the portion of the Series B convertible preferred stock that was converted.

Our calculation of net income per common share for the thirty-nine weeks ended October 29, 2006 was impacted by the voluntary conversion in May 2006 of all of the remaining outstanding shares of the Series B convertible preferred stock by the holders of such stock into shares of common stock. The holders sold the majority of such shares in a registered common stock offering. In connection with the conversion, we made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million, and incurred certain costs, totaling $0.7 million, specifically related to the registered common stock offering. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In accordance with accounting principles generally accepted in the United States, the aggregate $10.9 million inducement payment and offering costs was treated as a preferred stock dividend and attributed to the Series B convertible preferred stock for purposes of our net income per common share calculation.

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

Operations

Cash provided by operating activities was $112.4 million in the first nine months of 2006 compared with $82.2 million in the prior year. This increase was due principally to changes in working capital, including a reduction in accounts receivable as a result of strong collections in the third quarter of 2006.

We currently expect that our cash provided by operating activities in 2006 will approximate the prior year amount of $189.4 million. We anticipate that an increase in net income, adjusted for depreciation, amortization, stock-based compensation and the pre-tax gain on the sale of investment will be mostly offset by increases in working capital and income tax payments due to exhausting certain net operating loss tax carryforwards.

Capital Expenditures

Our capital expenditures in the first nine months of 2006 were $26.4 million. We currently expect that capital expenditures in 2006 will be in a range of $40 million to $45 million. Our capital expenditures are generally for information systems, warehouse and office facilities and outlet retail stores. As such, we have no long-term contractual commitments for capital expenditures.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as additions to goodwill and totaled $21.1 million in the first nine months of 2006. We currently expect that such payments will be $27.0 million to $29.0 million in 2006.

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

Dividends

Preferred stock dividends totaled $3.2 million for the first nine months of 2006.

In May 2006, the holders of our Series B convertible preferred stock voluntarily converted all of the remaining outstanding shares of Series B convertible preferred stock into 11.6 million shares of our common stock. In connection with the conversion, we made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million, and incurred certain costs, totaling $0.7 million, in connection with the registered common stock offering. The inducement payment was based on the net present value of the preferred dividends that we would have been obligated to pay the holders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. Under accounting principles generally accepted in the United States, the aggregate $10.9 million inducement payment and offering costs was treated similar to a preferred stock dividend in the second quarter of 2006.

Our common stock currently pays annual dividends totaling $0.15 per share. Cash dividends on our common stock in 2006 are expected to approximate $7.9 million.

Cash Flow Summary

Our net cash flow in the first nine months of 2006 was $91.2 million. Cash flow in 2006 will be impacted by various other factors in addition to those noted above. The exercise of stock options provided $52.6 million of cash for the full year in 2005. We currently estimate that 2006 will include $10.0 million to $15.0 million of cash from the exercise of stock options. In connection with the closing of our manufacturing facility in Ozark, Alabama, we expect cash outflows to approximate $10.0 million in 2006 for severance, employee termination benefits and facility closing costs. In addition, in connection with the departure of Mark Weber, our former Chief Executive Officer, we expect cash outflows to approximate $10.0 million in 2006.

Based on our current operations, considering all of the above factors and excluding our anticipated acquisition of Superba effective on January 1, 2007 for $110.0 million, we currently expect to generate $135.0 million to $145.0 million of cash flow in 2006.

Financing Arrangements

Our capital structure as of October 29, 2006 was as follows:

(in millions)

Long-term debt	$399.5
Stockholders’ equity	903.4

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, with a sublimit of $30.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first nine months of 2006, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $189.2 million. As of October 29, 2006, we had $118.0 million outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility in 2006.

Given our capital structure and our projections for future profitability and cash flow, we believe we could obtain additional financing, if necessary, for refinancing our long-term debt, or, if opportunities present themselves, future acquisitions.

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale dress shirt and sportswear businesses tend to generate higher levels of sales and income in the first and third quarters, as the selling of Spring and Fall merchandise to our customers occurs at higher levels as these selling seasons begin. Our retail businesses tend to generate higher levels of sales and income in the third and fourth quarters, due to the back to school and holiday selling seasons. Royalty, advertising and other revenues tend to be earned somewhat evenly throughout the year. The third quarter has the highest level of royalty income, due to higher sales by licensees in advance of the holiday selling season.

Due to the above factors, our operating results for the thirteen and thirty-nine week periods ended October 29, 2006 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 7, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K as amended for the year ended January 29, 2006 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of October 29, 2006, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.8 million annually.

Principally all of our revenues and expenses are currently denominated in United States dollars. However, certain of our operations and license agreements expose us to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro, the Yen and the Canadian dollar. Our principal exposure to changes in exchange rates for the United States dollar results from our licensing business. Many of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. During times of a strengthening United States dollar, our foreign royalty revenues will be negatively impacted, and during times of a weakening United States dollar, our foreign royalty revenues will be favorably impacted. Our secondary exposure to changes in exchange rates for the United States dollar results from our foreign wholesale operations. During 2006, we expanded our wholesale operations to include sales to department and specialty stores throughout Canada and parts of Europe. Sales for these foreign operations are both generated and collected in foreign currency, which exposes us to foreign exchange gains and losses between the date of the sale and the date we collect payment because the majority of our cash from our foreign wholesale operations is converted to United States dollars after collection. Therefore, the results of these operations will be negatively impacted during times of a strengthening United States dollar and favorably impacted during times of a weakening United States dollar.

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

Due to the overall immateriality of our foreign operations, changes in the exchange rate for the United States dollar have not had a material effect on our consolidated results of operations or financial position.

ITEM 4 - CONTROLS AND PROCEDURES

As of October 29, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting were effective as of October 29, 2006. Disclosure controls and procedures over financial reporting are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

+10.1	Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 27, 2006, as amended through September 21, 2006.

+10.2	Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997, as amended through September 21, 2006.

+10.3	Phillips-Van Heusen Corporation 2000 Stock Option Plan, effective as of April 27, 2000, as amended through September 21, 2006.

+10.4	Phillips-Van Heusen Corporation 2003 Stock Option Plan, effective as of May 1, 2003, as amended through September 21, 2006.

10.5

Asset Purchase Agreement, dated October 11, 2006, among Phillips-Van Heusen Corporation, Superba, Inc. and A. Mervyn Mandelbaum (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on October 13, 2006).

+15	Acknowledgement of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Filed herewith.

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

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  December 7, 2006

/s/ Bruce Goldstein
Bruce Goldstein
Vice President and Controller
(Chief Accounting Officer)