Form 10-K
period 2007-02-04
PHILLIPS VAN HEUSEN CORP /DE/
filed 2007-04-05
CIK 78239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 4, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒         Accelerated Filer         ☐         Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on July 30, 2006 (the last business day of the registrant’s most recently completed second quarter) was $1,943,752,311.

Number of shares of Common Stock outstanding as of March 20, 2007: 55,888,771.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2007	Part III

***

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements made in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenues and cashflows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositioning of brands by our licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to realize revenue growth from developing and growing Calvin Klein; (iv) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenues or cashflows, whether as a result of the receipt of new information, future events or otherwise.

PART I

Item 1. Business

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to Phillips-Van Heusen Corporation and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2006 year commenced on January 30, 2006 and ended on February 4, 2007; 2005 commenced on January 31, 2005 and ended on January 29, 2006; 2004 commenced on February 2, 2004 and ended on January 30, 2005.

We obtained the market and competitive position data used throughout this report from research, surveys or studies conducted by third parties and industry or general publications. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified such data and we do not make any representation as to the accuracy of such information.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, IZOD G, Eagle, Bass, G.H. Bass & Co., G.H. Bass Earth, Geoffrey Beene, Arrow, City of London, Ferrell Reed, Bugatti, BCBG Max Azria, BCBG Attitude, Chaps, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ted Baker, Ike Behar, Original Penguin, Jones New York, Hart Schaffner Marx, Valentino, Alara, Axist, John Henry, Zylos by George Machado, Gianfranco Ruffini, Studio by Fumagalli’s and Timberland and

to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to our acquisition of Superba refer to our January 2007 acquisition of substantially all of the assets of Superba, Inc., a privately-held manufacturer and distributor of neckwear in the United States and Canada, which we refer to as “Superba.”

References to our acquisition of Arrow refer to our December 2004 acquisition of Cluett Peabody Resources Corporation and Cluett Peabody & Co., Inc., which companies we refer to collectively as “Arrow.”

References to our acquisition of Calvin Klein refer to our February 2003 acquisition of Calvin Klein, Inc. and certain affiliated companies, which companies we refer to collectively as “Calvin Klein.”

Overview

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our portfolio of brands includes our owned brands, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Arrow, G.H. Bass & Co., Bass and Eagle and our licensed brands, Geoffrey Beene, BCBG Max Azria, BCBG Attitude, Chaps, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production (beginning in 2006), MICHAEL Michael Kors and JOE Joseph Abboud (beginning in the second quarter of 2006). Our portfolio of owned brands was expanded to include City of London, Ferrell Reed and Bugatti and our portfolio of licensed brands was expanded to include DKNY, Michael Kors Collection, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ted Baker, Ike Behar, Original Penguin, Jones New York, Hart Schaffner Marx, Valentino, Alara, Axist, John Henry, Zylos by George Machado, Gianfranco Ruffini and Studio by Fumagalli’s, as well as various private label brands, late in the fourth quarter of 2006 in connection with our acquisition of Superba. We design and market nationally recognized branded dress shirts, sportswear and, to a lesser extent, footwear and other related products. We also design, manufacture and market nationally recognized branded neckwear as a result of the acquisition of Superba late in the fourth quarter of 2006. Additionally, we license our owned brands over a broad range of products. We market our brands at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference or distribution channel. Our licensing activities, principally our Calvin Klein business, diversify our business model by providing us with a sizeable base of profitable licensing revenues.

We believe Calvin Klein is one of the best known designer names in the world and that the Calvin Klein brands—Calvin Klein Collection, ck Calvin Klein and Calvin Klein—provide us with the opportunity to market products both domestically and internationally at higher price points, in higher-end distribution channels and to different consumer groups than our other product offerings. Products sold under these brands are sold primarily under licenses and other arrangements. Since our acquisition of Calvin Klein in February 2003, we have used our core competencies to expand the product offerings under the Calvin Klein brands and to bring these new product offerings into additional channels of distribution. Calvin Klein designs and/or controls all design operations and product development for most of its licensees and oversees a worldwide marketing, advertising and promotion program for the Calvin Klein brands. We believe that maintaining control over design and advertising through Calvin Klein’s dedicated in-house teams plays a key role in the continued strength of the brands. Worldwide retail sales of products sold under the Calvin Klein brands were approximately $4.5 billion in 2006.

Our “heritage” business encompasses the design, sourcing and marketing of a varied selection of branded label dress shirts, sportswear and footwear under our portfolio of brands, as well as the licensing of our owned brands (other than the Calvin Klein brands), for an assortment of products. We design, source and market substantially all of these products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. Currently, our products are distributed at wholesale through more than 15,000 doors in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. Our wholesale business represents our core business and we believe that it is the basis for our brand equity. As a complement to our wholesale business, we also market our products directly to consumers through our Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein retail stores, primarily located in outlet malls throughout the United States. We also leverage our apparel design and sourcing expertise by offering private label dress shirt programs to retailers.

We acquired Superba in January 2007. This acquisition allows us to add a business that is complementary to our heritage business in dress shirts and that has followed the same multiple brand, multiple channel and multiple price point strategy that we have followed. We believe by coupling neckwear with our dress shirt business, we will create additional opportunities to grow and enhance the performance of both businesses.

Company Information

We were incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881. Our footwear business is the successor to G.H. Bass & Co., a business begun in 1876, our Arrow business is the successor to the original Cluett, Peabody & Co., a business begun in 1851, and our neckwear business is the successor to a business begun in 1873. Our principal executive offices are located at 200 Madison Avenue, New York, New York 10016; our telephone number is (212) 381-3500.

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

Our Business Strategy

We intend to capitalize on the significant opportunities presented by our acquisition of Calvin Klein, as well as increase sales and profitability of our heritage business, through the execution of the following strategies:

Calvin Klein

We acquired Calvin Klein because of the significant growth opportunities presented by the Calvin Klein brands. The brand pyramid we created for the Calvin Klein brands established a focused, consistent approach to global brand growth and development, with each of the Calvin Klein brands occupying a distinct marketing identity and position. Calvin Klein has over 55 licensing arrangements across multiple product categories.

•

Calvin Klein Collection. Under our “halo” brand, the principal growth opportunity is to broaden the current distribution through the continued opening of freestanding stores throughout the world by our partners. Beginning with the Spring 2006 season, the production of men’s and women’s high-end collection apparel and accessories was transferred to a new licensee, Confezioni Moda International S.r.L. (“CMI”).

•

ck Calvin Klein. We believe our bridge brand provides significant growth opportunities, particularly in Europe and Asia, where apparel and accessories are more traditionally sold in this upper-moderate to upper price range. We have entered into several licenses since we acquired Calvin Klein, adding to the pre-existing licensed apparel and accessories lines in Japan. Specific growth opportunities include:

•

Broadening distribution, including through continued expansion in Southeast Asia and China, where our licensee has opened 25 ck Calvin Klein stores since 2004.

•

Broadening distribution of apparel and accessories in Europe and parts of the Middle East (including through the recent opening of three stores in Europe and the planned opening by the licensee of 50 freestanding ck Calvin Klein stores by 2010).

•

Continued expansion of the women’s sportswear line in the United States.

•

Expansion of jewelry and watches, as well as the development of other apparel and accessory lines worldwide.

•

Development of the ck Calvin Klein Beauty line of color cosmetics and skin care products which is to be launched for Fall 2007 and men’s and women’s footwear in Japan which were launched in Spring 2006.

•

Calvin Klein. We believe that the Calvin Klein brand presents the largest growth opportunity, particularly in the United States. Growth opportunities for this brand include:

•

Continued development of our men’s sportswear business, which was first launched for Fall 2004 in the United States.

•

Continued development of the licensed lines of women’s sportswear, women’s swimwear, men’s and women’s footwear, handbags, men’s outerwear and the newly launched line of women’s suits.

•

Women’s dresses, which launched in North America in the fourth quarter of 2006.

•

New product offerings and brand extensions in fragrances, such as euphoria men’s, ck one summer, Eternity Summer, euphoria blossom and ck one holiday.

•

Brand extensions in existing product lines, such as the 365, Pro Fit, XT, Pro Mesh and Pro Stretch underwear lines, as well as the women’s Perfectly Fit foundation line.

•

Pursuit of additional licensing opportunities for new product lines, which may include various home furnishing products.

Heritage Business

•

Continue to grow sportswear. We have a leading position in the United States in men’s sportswear and have continued to penetrate the sportswear market with additional products and product lines. We have built IZOD into a year-round lifestyle brand from its traditional knit sport shirt origins by adding new product offerings, such as pants, sweaters and outerwear, and new lines of apparel, including golf and jeanswear. As a result, IZOD has become a leader on the main floor of department stores in the United States. Arrow sportswear has performed well in the mid-tier channel, and we believe it has additional growth opportunities through brand extensions along with opportunities to benefit from the door growth of key retailers in the mid-tier channel. In 2007, we will expand our wholesale sportswear offerings through our assumption of control of the previously licensed IZOD women’s sportswear business and by launching G.H. Bass Earth sportswear, our first wholesale sportswear business under our heritage Bass brand.

•

Continue to strengthen the competitive position and image of our current brand portfolio. We intend for each of our brands to be a leader in its respective market segment, with strong consumer awareness and loyalty. We believe that our brands are successful because we have strategically positioned each one to target distinct consumer demographics and tastes. We will continue to design and market our branded products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers and increase consumer loyalty. We will seek to increase our market share in our businesses by expanding our presence through product extensions and increased floor space.

•

Continue to build brand portfolio through acquisition and licensing opportunities. While we believe we have an attractive and diverse portfolio of brands with growth potential, we will also continue to explore acquisitions of companies or trademarks and licensing opportunities that we believe are attractive to our overall business. New license opportunities allow us to fill new product and brand portfolio needs. We take a disciplined approach to acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies and, where appropriate, by extending the brand through licensing. For example, we licensed Arrow in 2000, as we saw it as an opportunity to penetrate the mid-tier department store channel of distribution and acquired the brand in 2004, because we believe that by controlling the brand, we can continue to increase revenue and expand product offerings. In the fourth quarter of 2006, we acquired Superba, a leading neckwear company, which adds a business that we believe is complementary to our dress shirt business and expands our portfolio of licensed brands. Additionally, we recently announced our licensing agreement with The Timberland Company, under which we will design, source and market sportswear under the Timberland brand, with our assumption of the men’s line for Fall 2008 and women’s sportswear to be launched for Spring 2009.

•

Pursue international growth. We intend to expand our brands through international distribution channels. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we believe we are underpenetrated, such as Europe and Asia. These opportunities may include the licensing of our brand names to companies that we believe have superior international distribution channel access or expertise. We believe that our acquisition of Arrow, which included numerous licenses for parts of Europe, Asia and Latin America, establishes a platform to leverage other brand opportunities. Further, Van Heusen has a heritage of international distribution, particularly in Latin America, the United Kingdom and Australia.

Our Business

We manage our business through our operating divisions, which consist of five reportable segments: (i) Calvin Klein Licensing; (ii) Wholesale Dress Furnishings; (iii) Wholesale Sportswear and Related Products; (iv) Retail Apparel and Related Products; and (v) Retail Footwear and Related Products. Note 17, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenues, operating income and assets related to each segment, as well as information regarding the geographic areas in which our segments operate.

Calvin Klein

Our Calvin Klein businesses primarily consist of (1) licensing and similar arrangements worldwide of the Calvin Klein Collection, ck Calvin Klein and Calvin Klein brands for a broad array of products, including high-end collection apparel and accessories, sportswear, jeans, underwear, fragrances, eyewear, men’s tailored clothing, ties, shoes, hosiery, socks, footwear, swimwear, jewelry, watches, coats, handbags, leather goods, home furnishings and accessories, as well as to operate retail stores (Calvin Klein Licensing segment); (2) the marketing of the Calvin Klein Collection brand high-end men’s and women’s apparel and accessories collections through our Calvin Klein flagship store (Retail Apparel and Related Products segment); (3) our Calvin Klein dress shirt and men’s better sportswear businesses (Wholesale Dress Furnishings and Wholesale Sportswear and Related Products segments, respectively); and (4) our Calvin Klein retail stores located in premium outlet malls in the United States (Retail Apparel and Related Products segment).

We acquired Calvin Klein because of the significant growth opportunities presented by the Calvin Klein brands. Although Calvin Klein was a large global brand with strong consumer recognition across many demographics before we acquired it, there were numerous product areas in which no products, or only a limited number of products, were offered under any of the Calvin Klein brands. In order to exploit more efficiently and effectively the opportunities for the development of new offerings, we created a brand pyramid that established a focused, consistent approach to global brand growth and development, with each of the Calvin Klein brands occupying a distinct marketing identity and position.

Calvin Klein Collection is the “halo” brand at the top of the pyramid and personifies the Calvin Klein aesthetic of modern, contemporary, minimalist style, which is translated to the other Calvin Klein brands. We market under this brand, directly and through licensees, high-end collection apparel, eyewear, footwear, accessories and coats. We hold two runway shows annually each for men and women and operate a flagship store in New York City under the Calvin Klein Collection brand. These activities support our visibility in the fashion industry and help convey the Calvin Klein aesthetic to the world. In addition, six freestanding Calvin Klein Collection stores are operated by licensees in major cities outside of the United States.

The second tier of the pyramid is ck Calvin Klein, our bridge brand. The products offered under this brand include apparel, fragrances, accessories, watches, eyewear and jewelry. We believe this brand provides significant growth opportunities, particularly in Europe and Asia, where apparel and accessories are more traditionally sold in the bridge price range. Currently, ck Calvin Klein apparel is principally available in Japan and, under recent licenses, in 32 free-standing ck Calvin Klein stores in Southeast Asia, China and Europe.

The third tier of the pyramid is the Calvin Klein brand, which is targeted to the better price range. There were product gaps in this price range prior to our acquisition in 2003. We introduced the men’s better sportswear line and entered into licenses for women’s better sportswear, swimwear, men’s tailored clothing, outerwear, footwear and handbags and other accessories since that time. These new product categories complement the pre-acquisition offerings, which include fragrances, underwear, jeanswear, soft home goods, accessories and other products.

An important element of this tiered brand strategy is the preservation of the prestige and image of the Calvin Klein brands. To this end, we maintain a dedicated in-house marketing, advertising and design division of Calvin Klein that oversees a worldwide marketing, advertising and promotion program of over $250 million, the majority of which is funded by its licensees and other authorized users. Calvin Klein designs and/or controls all design operations and product development for most of its licensees, including the licensee of the Calvin Klein Collection high-end collection apparel businesses.

Calvin Klein Licensing Segment

An important source of our revenues is Calvin Klein’s business arrangements with licensees and other third parties worldwide that manufacture and distribute globally a broad array of products under the Calvin Klein brands. For fiscal 2006, approximately 44% of revenues from Calvin Klein’s business partners was generated by its domestic business partners and approximately 56% was generated by its foreign business partners. Calvin Klein combines its design, marketing and imaging skills with the specific manufacturing, distribution and geographic capabilities of its business partners to enter into new product categories and extend existing lines of business. Calvin Klein’s largest business partners in terms of royalty, advertising and other revenues earned by Calvin Klein in fiscal 2006 were:

•

Warnaco, Inc., accounting for approximately 37%; and

•

Coty, Inc., accounting for approximately 18%.

Calvin Klein has over 55 licensing arrangements. The products offered by Calvin Klein’s business partners include:

Business Partner	Product Category
CK Watch and Jewelry Co., Ltd. (Swatch SA)	Men’s and women’s watches (worldwide) and women’s jewelry (worldwide, excluding Japan)
CK21 Holdings Pte, Ltd.	Men’s and women’s bridge apparel, shoes and accessories (Asia, excluding Japan)
Coty, Inc.	Men’s and women’s fragrance and bath products (worldwide)
DWI Holdings, Inc.	Soft home furnishings (United States, Canada & Mexico)
G-III Apparel Group, Ltd.	Men’s and women’s coats; women’s suits and dresses (United States, Canada & Mexico)
Jimlar Corporation	Men’s and women’s better shoes (United States & Canada)
Kellwood Company	Women’s better and bridge sportswear (United States, Canada & Mexico)
Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide, excluding Japan)
McGregor Industries, Inc. / American Essentials, Inc.	Men’s and women’s socks and women’s tights (United States, Canada, Mexico & Europe)
Onward Kashiyama Co. Ltd.	Men’s and women’s bridge apparel and certain casual attire and women’s coats and accessories (Japan)
Peerless Delaware, Inc.	Men’s tailored clothing (United States, Canada & Mexico)
Warnaco, Inc.

Men’s, women’s and children’s jeanswear (worldwide); men’s and children’s underwear and sleepwear (worldwide); women’s intimate apparel and sleepwear (worldwide); women’s swimwear (worldwide); men’s swimwear (Europe); men’s and women’s bridge apparel and accessories (Europe)

During 2006, we entered into new licensing agreements for, among other things, women’s dresses, bridge shoes and accessories in Asia (excluding Japan), bridge apparel and accessories in India, jeanswear in India and fabrics. In addition, the women’s bridge license for North America transferred to Kellwood Company. Beginning with the Spring 2006 season, the production of men’s and women’s high-end collection apparel and accessories under the Calvin Klein Collection label was transferred to CMI.

On January 31, 2006, through its acquisition of Fingen SPA, a holding company controlled by the Fratini family of Italy, Warnaco acquired CK Jeanswear N.V. and affiliated companies, which are the companies that operate the licenses for Calvin Klein jeans and accessories in Europe and Asia and the Calvin Klein bridge line of sportswear and accessories in Europe. Further, as part of this transaction, beginning in 2008 and continuing through 2013, Warnaco will assume the license for men’s and women’s Calvin Klein Collection apparel and accessories worldwide from CMI, which is controlled by the Fratini family.

With respect to revenues generated from the sale of Calvin Klein men’s and children’s underwear and sleepwear and women’s intimate apparel and sleepwear, Warnaco pays us an administration fee based on Warnaco’s worldwide sales of underwear, intimate apparel and sleepwear bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco. Warnaco controls design and advertising related to the sale of underwear, intimate apparel and sleepwear products bearing the Calvin Klein name. See “Trademarks.”

Heritage Business

Our “heritage” business encompasses the design, sourcing and marketing of dress shirts, sportswear, footwear and, since January 2007, neckwear, under our portfolio of owned and licensed nationally recognized brands. Our wholesale business represents our core business and we believe that it is the basis for our brand equity. As a complement to our wholesale business, we also market products directly to consumers through our Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein retail stores, primarily located in outlet malls throughout the United States. We also license our owned heritage brands (Van Heusen, IZOD, Arrow and G.H. Bass & Co.) to third parties domestically and internationally for an assortment of products.

Wholesale Dress Furnishings Segment

Our Wholesale Dress Furnishings segment includes the design and marketing of dress shirts and, beginning in the fourth quarter of 2006, the design, manufacturing and marketing of neckwear.

We market our dress shirts principally under the Van Heusen, Arrow, Geoffrey Beene, Calvin Klein, IZOD, Eagle, BCBG Max Azria, BCBG Attitude, Chaps, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, JOE Joseph Abboud and MICHAEL Michael Kors brands.

The Van Heusen dress shirt has provided a strong foundation for us for most of our history and is the best selling dress shirt brand in the United States. The Van Heusen dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed through more than 3,000 doors, principally in department stores, including Belk, Inc., Federated Department Stores, Inc. and J.C. Penney Company, Inc., and through our Van Heusen retail stores.

Arrow is the second best selling dress shirt brand in the United States. The Arrow dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed through more than 2,200 doors, principally in mid-tier department stores, including Kohl’s Corporation and Sears, Roebuck and Co. The Arrow dress shirt is positioned as a mid-tier department store complement to Van Heusen.

The Geoffrey Beene dress shirt is the best selling dress shirt brand in department stores in the United States. The Geoffrey Beene dress shirt targets the more style conscious consumer, is marketed at moderate to upper moderate price points and is distributed through more than 2,600 doors, principally in department and specialty stores, including Federated and Casual Male Retail Group, Inc., and through our Geoffrey Beene retail stores. We market Geoffrey Beene dress shirts under a license agreement with Geoffrey Beene Inc. that expires on December 31, 2008 and which we may extend, subject to certain conditions, through December 31, 2013.

The Calvin Klein dress shirt targets the modern classical consumer, is marketed at better price points and is distributed through more than 800 doors, principally in department stores, including Federated, and through our Calvin Klein retail stores. We also offer to a more limited distribution, Calvin Klein Collection and ck Calvin Klein dress shirts, which are distributed in luxury department and specialty stores and free-standing Calvin Klein Collection and ck Calvin Klein stores.

The IZOD dress shirt targets the modern traditional consumer, is marketed at moderate price points and is distributed through more than 1,000 doors, principally in department stores, including Belk, Stage Stores, Inc. and JCPenney.

The Eagle dress shirt, a 100% cotton, no-iron shirt, targets the updated traditional consumer, is marketed at better price points and is distributed through more than 350 doors, principally in department stores, including Federated.

The BCBG Max Azria dress shirt targets the contemporary consumer and is marketed at better price points. The BCBG Attitude dress shirt targets the more youthful contemporary consumer and is also marketed at better price points. We distribute the two BCBG brands of dress shirts through more than 250 doors combined, principally in department stores, including Federated and Dillards, Inc., under a license agreement with BCBG Max Azria Group, Inc. that expires on January 31, 2010 and which we may extend, subject to certain conditions, through January 31, 2020.

The Chaps dress shirt targets the updated traditional consumer and is marketed at moderate price points. The Chaps dress shirt is distributed through more than 950 doors, principally in mid-tier department stores, including Kohl’s and Mervyn’s LLC. We market Chaps dress shirts under a license agreement with PRL USA, Inc. and The Polo/Lauren Company, LP that expires on December 31, 2007 and which we may extend, subject to certain conditions, through December 31, 2013.

The Sean John dress shirt targets the updated classical consumer, is marketed at moderate to better price points and is distributed through more than 250 doors, principally in department stores, including Federated. We market Sean John dress shirts under a license agreement with Christian Casey, LLC that expires on December 31, 2007 and which we may extend, subject to certain conditions, through December 31, 2013.

The Donald J. Trump Signature Collection dress shirt, which we launched in Spring 2005, targets the modern classical consumer, is marketed at better price points and is distributed through more than 300 doors, principally at Federated. We market Donald J. Trump Signature Collection dress shirts under a license agreement with Donald J. Trump that expires on December 31, 2009 and which we may extend, subject to certain conditions, through December 31, 2012.

The Kenneth Cole New York and Kenneth Cole Reaction dress shirts target the modern consumer, are marketed at bridge and better price points, respectively, and are distributed through more than 900 doors combined, principally in department stores, including Dillards and Federated. The unlisted, A Kenneth Cole Production dress shirt, introduced at the beginning of 2006, targets the more youthful, modern consumer, is marketed at upper moderate to better price points and is distributed through more than 500 doors, principally in department stores, including Federated. We market the three Kenneth Cole brands of dress shirts under a license agreement with Kenneth Cole Productions (Lic), Inc. that expires on December 31, 2009 and which we may extend, subject to certain conditions, through December 31, 2012.

The JOE Joseph Abboud dress shirt, which we launched in the second quarter of 2006, targets the more youthful, classical consumer, is marketed at moderate to better price points and is distributed through more than 150 doors, principally in department stores, including Federated. We market JOE Joseph Abboud dress shirts under a license agreement with J.A. Apparel Corp. that expires on December 31, 2009 and which we may extend, subject to certain conditions, through December 31, 2012.

The MICHAEL Michael Kors dress shirt, which we launched in Fall 2004, targets the modern consumer and is marketed at moderate to better price points. We market MICHAEL Michael Kors dress shirts under a license agreement with Michael Kors, LLC that the parties had agreed to terminate at the end of the Spring/Summer 2006 selling season but subsequently agreed to extend on several occasions. The parties’ current agreement is for the license to terminate effective February 28, 2008.

We launched our neckwear group in January 2007 in connection with our acquisition of Superba. Our neckwear group distributes neckwear to all channels of distribution, including mass, mid-tier, department, better specialty and better department stores, through the offering of neckwear under nationally recognized brands that we own or license, as well as through private label programs.

Our neckwear division distributes neckwear under our owned brands, Arrow, Calvin Klein, IZOD and Eagle and licensed brands, Tommy Hilfiger, Nautica, DKNY, Perry Ellis Portfolio, Jones New York, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Axist and John Henry. Neckwear was previously produced by Superba under all of the brands, other than Calvin Klein, IZOD and Eagle, which we had licensed to third parties. The Calvin Klein and IZOD licenses were terminated at the end of 2006 pursuant to an agreement we reached with the licensee and the license for Eagle expired on December 31, 2006. The portfolio of brands provides a balanced assortment of traditional, classic, modern and contemporary lifestyles in all price ranges.

Arrow neckwear is targeted to the same updated classical consumer to whom we target our Arrow dress shirts. The neckwear is also marketed at opening to moderate price points and is distributed through more than 2,000 doors, principally in mid-tier department stores, including Kohl’s, Sears and Mervyn’s. Arrow neckwear is positioned as a mid-tier department store complement to Van Heusen.

Calvin Klein neckwear is targeted to the same modern classical consumer as are our Calvin Klein dress shirts. The neckwear is marketed at better price points and is distributed through more than 800 doors, principally in department stores, including Federated and The Bon-Ton Stores, Inc., and through our Calvin Klein retail stores.

IZOD neckwear is targeted to the same modern traditional consumer as are our IZOD dress shirts. The neckwear is also marketed at moderate price points and is distributed through more than 1,000 doors, principally in department stores, including Belk, Stage Stores and JCPenney.

Eagle neckwear is targeted to the same updated traditional consumer to whom we target our Eagle dress shirts. The neckwear is also marketed at better price points and is distributed through more than 250 doors, principally in department stores, including Federated and Bon-Ton.

Our licensed lines of Tommy Hilfiger, Nautica, DKNY, Perry Ellis Portfolio, Jones New York, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Axist and John Henry neckwear are principally marketed at moderate to better price points through mid-tier and department stores, including Federated, Kohl’s, Mervyn’s and Bon-Ton.

We market Tommy Hilfiger neckwear through more than 500 doors under a license agreement with Tommy Hilfiger Licensing, LLC that expires on December 31, 2008 and which we may extend, subject to certain conditions, through December 31, 2011.

We market Nautica neckwear through more than 1,000 doors under a license agreement with Nautica Apparel, Inc. that expires on December 31, 2010.

We market DKNY neckwear through more than 350 doors under a license agreement with Donna Karan Studio, LLC that expires on December 31, 2009.

We market Perry Ellis Portfolio neckwear through more than 550 doors under a license agreement with PEI Licensing, Inc. that expires on December 31, 2010.

We market Jones New York neckwear through more than 200 doors under a license agreement with Jones Investment Co., Inc. that expires on December 31, 2009.

We market JOE Joseph Abboud neckwear through more than 200 doors under a license agreement with J.A. Apparel Corp. that expires on December 31, 2009, and which we may extend, subject to certain conditions, through December 31, 2012.

We market MICHAEL Michael Kors and Michael Kors Collection neckwear under a license agreement with Michael Kors, LLC that expires on December 31, 2008.

We market Axist neckwear through more than 800 doors under a license agreement with PEI Licensing, Inc. that expires on December 31, 2010.

We market John Henry neckwear through more than 150 doors under a license agreement with PEI Licensing, Inc. that expires on December 31, 2010.

Additionally, we market neckwear in the mid-tier and department store channels under the City of London, Bugatti and Ferrell Reed brands, which we own, and the Original Penguin, Zylos by George Machado, Gianfranco Ruffini and Studio by Fumagalli’s brands, which we license under license agreements that expire on December 31, 2010.

Our neckwear division also distributes hand-made and hand-finished neckwear, predominately produced in our Los Angeles manufacturing facility, to better specialty and department stores under owned brands, including Ferrell Reed and Bugatti, and licensed brands, including Ike Behar and Ted Baker. These products are marketed through department and specialty stores, including Federated’s Bloomingdale’s chain, Lord & Taylor, Neiman Marcus, Nordstrom, Inc. and Saks Incorporated’s Saks Fifth Avenue stores and are sold in higher price ranges than the machine-made ties our neckwear division markets.

We market Ike Behar neckwear through more than 150 doors under a license agreement with Behar Licensing, Inc. that expires on December 31, 2009.

We market Ted Baker neckwear through more than 100 doors under a license agreement with Hartmarx International, Inc. that expires on December 31, 2008 and which we may extend, subject to certain conditions, through December 31, 2011.

Additionally, we market hand-made and hand-finished neckwear under the Hart Schaffner Marx, Valentino and Alara brands. We market Hart Schaffner Marx neckwear under a license agreement with Hart Schaffner & Marx that expires on December 31, 2012. We market Valentino neckwear under a distribution agreement with Esse S.P.A. that expires on December 31, 2007. It is currently our intention to renew this agreement. We market Alara neckwear under a license agreement with Pera, Inc. that expires on December 31, 2008, and which we may extend, subject to certain conditions, through December 31, 2011.

We also offer private label dress shirt and neckwear programs to retailers. Private label offerings enable a retailer to sell its own line of exclusive merchandise at generally higher margins. These programs present an opportunity for us to leverage our design, sourcing, manufacturing and logistics expertise. Our private label customers work with our designers to develop the styles, sizes and cuts that the customers desire to sell in their stores under their private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy product exclusivity at generally higher margins. Private label products, however, generally do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same breadth of services and in-store sales and promotional support as branded manufacturers. We market private label dress shirts and neckwear to national department and mass market stores. Our private label dress shirt programs include Puritan and George for Wal-Mart Stores, Inc. and John Ashford for Federated, and our private label neckwear programs include Murano, Daniel Cremieux and Roundtree & Yorke for Dillards, Club Room for Federated, Croft & Barrow and Apt. 9 for Kohl’s, John W. Nordstrom for Nordstrom and Stafford for JCPenney.

Wholesale Sportswear And Related Products Segment

We market our sportswear, including men’s knit and woven sport shirts, sweaters, bottoms, swimwear, boxers and outerwear, at wholesale, principally under the IZOD, Van Heusen, Arrow, Geoffrey Beene and Calvin Klein brands.

IZOD is the best selling knit sport shirt brand in the United States. IZOD men’s sportswear consists of six related separate concepts under the classic IZOD blue label, the IZOD black label (golf/resort lifestyle sportswear), the IZOD red label (IZOD LX, a higher-priced line of sportswear), IZOD Jeans, IZOD PerformX and IZOD XFG (X-treme Function Golf) sub-brands. IZOD apparel consists of a range of men’s sportswear, including sweaters, knit and woven sports shirts, slacks, jeans, fleecewear and outerwear. IZOD sportswear is targeted to the active consumer, is marketed at moderate to upper moderate price points and is distributed through more than 3,100 doors, principally in department stores, including, Federated, Belk, Stage Stores, and JCPenney, and through our IZOD retail stores.

Van Heusen is the best selling woven sport shirt brand in the United States. Van Heusen sportswear also includes knit sport shirts, chinos and sweaters. Like Van Heusen dress shirts, Van Heusen sport shirts, chinos and sweaters target the updated classical consumer, are marketed at opening to moderate price points and are distributed through more than 3,900 doors, principally in department stores, including Belk, Federated, Stage Stores, and JCPenney, and through our Van Heusen retail stores.

Arrow sportswear targets the updated classical consumer, is marketed at moderate price points and is distributed through more than 3,200 doors, principally in mid-tier department stores, including Kohl’s and Sears. Arrow sportswear consists of men’s knit and woven tops, sweaters and bottoms.

Geoffrey Beene sportswear targets a more style conscious consumer than IZOD, Van Heusen and Arrow and is positioned as a designer label for men’s woven and knit sport shirts on the main floor of department stores. Geoffrey Beene sportswear is marketed at upper moderate price points and is distributed through more than 1,600 doors, principally in department stores, including Federated, and through our Geoffrey Beene retail stores. We market Geoffrey Beene men’s sportswear at wholesale under the same license agreement as Geoffrey Beene dress shirts.

Calvin Klein men’s sportswear targets the modern classical consumer and is marketed at better price points and is distributed through more than 550 doors, principally in better fashion department and specialty stores, including Federated and Dillards, and through our Calvin Klein retail stores.

We also offer sportswear and golf apparel under the Donald J. Trump Signature Collection brand. The line is marketed at better price points and is distributed through more than 100 doors, principally in Federated, as well as country clubs operated by The Trump Organization. We launched the line for Spring 2006 and will discontinue it no later than when the license agreement expires on December 31, 2007.

We have stated that our growth strategies include growing our sportswear business and continuing to build our brand portfolio, including through licensing opportunities. We announced recently three initiatives that would build upon these strategies, each of which we believe provides us with the opportunity to fill product and brand portfolio needs. The first initiative is the launch of G.H. Bass Earth, an outdoor lifestyle brand that is targeted to mid-tier and specialty stores and will feature packaging and products that use recycled materials. This extension of our Bass brand will be shipping for the Spring 2007 season. The second initiative is our assumption of the wholesale IZOD women’s sportswear collection. IZOD women’s sportswear was previously a licensed business and we have decided with the licensee to take over the development and sale of the line upon the expiration of the license in mid 2007. The design, merchandising, price positioning and distribution for the women’s sportswear line will mirror that of our IZOD men’s product. Our third initiative, announced in early 2007, is a licensing arrangement with The Timberland Company to design, source and market men’s and women’s casual sportswear under the Timberland brand in North America. We will assume the management of the men’s apparel line, which is currently produced by The Timberland Company, for the Fall 2008 season and will launch a women’s line for the Spring 2009 season. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that will complement our existing portfolio of sportswear brands and enable us to reach a broader spectrum of consumers.

Retail Segments

We operate approximately 700 retail stores under the Van Heusen, IZOD, Bass, Geoffrey Beene, Calvin Klein and Calvin Klein Collection names. Ranging in size from 1,000 to 12,000 square feet, with an average of approximately 4,700 square feet, our stores are primarily located in outlet malls throughout the United States. We believe our retail stores are an important complement to our wholesale operations because we believe that the stores further enhance consumer awareness of our brands by offering products that are not available in our wholesale lines, while also providing a means for managing excess inventory.

Retail Apparel and Related Products Segment

Our Van Heusen outlet stores offer men’s dress shirts, neckwear and underwear, men’s and women’s sportswear, including woven and knit shirts, sweaters, bottoms and outerwear, and men’s and women’s accessories. These stores are targeted to the value-conscious consumer who looks for classically styled, moderately priced apparel.

Our IZOD outlet stores offer men’s and women’s active-inspired sportswear, including woven and knit shirts, sweaters, bottoms and activewear. These stores focus on golf, travel and resort clothing.

Our Geoffrey Beene outlet stores offer men’s dress shirts, neckwear and underwear, men’s and women’s sportswear including woven and knit shirts, sweaters, bottoms and outerwear and men’s and women’s accessories. These stores are targeted towards a more fashion-conscious, designer-oriented consumer. Our Geoffrey Beene stores offer men’s furnishings, casual and dress casual sportswear and women’s casual and dress casual sportswear, under a license agreement which expires on December 31, 2008, and which we may extend, subject to certain conditions, for one additional three-year period, which would end on December 31, 2011.

Our Calvin Klein outlet stores are located in premium outlet centers and offer men’s and women’s apparel and other Calvin Klein products to communicate the Calvin Klein lifestyle. We also operate one Calvin Klein Collection store, located in New York City, that offers Calvin Klein men’s and women’s high-end collection apparel and accessories and other products under the Calvin Klein brands. We previously operated Calvin Klein Collection stores in Dallas and Paris that we closed during the fourth quarter of 2005.

Retail Footwear and Related Products Segment

Our Bass outlet stores offer casual and dress casual shoes for men, women and children. Most of our stores also carry sportswear for men and women, including tops, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear.

Licensing

In addition to our Calvin Klein licensing business, we license our heritage brands globally for a broad range of products under approximately 110 agreements. We believe royalty, advertising and other revenues from our licensing partners provide us with a relatively stable flow of revenues and extend and strengthen our brands globally.

We grant licensing partners the right to manufacture and sell at wholesale specified products under one or more of our brands. In addition, certain foreign licensees are granted the right to open retail stores under the licensed brand name and sell only goods under that name in such stores. A substantial portion of the sales by our domestic licensing partners is made to our largest wholesale customers. As compensation under these agreements, each licensing partner pays us royalties based upon its sales of our branded products, subject generally to payment of a minimum royalty. These payments generally range from 4.0% to 8.0% of the licensing partners’ sales of the licensed products. In addition, licensing partners are generally required to spend and/or contribute to us an amount equal to between 2.0% and 5.0% of their sales of the licensed products for advertising. We provide support to our business partners and seek to preserve the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight.

We license our Van Heusen, IZOD, IZOD G, Arrow and G.H. Bass & Co. brand names for various products worldwide. We also sublicense to others the Geoffrey Beene, Donald J. Trump Signature Collection, BCBG Attitude and BCBG Max Azria brand names for certain products. The products offered by our licensing partners under these brands include:

Licensing Partner	Product Category
Biflex Intimates Group, LLC	IZOD women’s intimate apparel
Block Sportswear, Inc.	Van Heusen and IZOD “big and tall” sportswear
Clearvision Optical Company, Inc.	IZOD eyewear
Collezione S.A. Corp.	Arrow men’s non-leather and leather outerwear, IZOD men’s leather outerwear and Van Heusen men’s and women’s non-leather and leather outerwear
Custom Leather Canada Limited	Van Heusen belts and small leather goods and Van Heusen and IZOD accessories
Fishman & Tobin, Inc.	Van Heusen, IZOD and Arrow boys’ sportswear, IZOD girls’ school uniforms and Arrow men’s tailored clothing and boys’ and girls’ school uniforms
G-III Apparel Group, LTD.	IZOD men’s and women’s non-leather outerwear
Harbor Wholesale, Ltd.	Bass wholesale footwear
Humphrey’s Accessories LLC/Randa
Neckwear Corp. d/b/a Randa	IZOD belts and Arrow small leather goods, belts and accessories and
Accessories	Van Heusen and Donald J. Trump Signature Collection neckwear
International Home Textiles, Inc.	IZOD soft home furnishing products
Kellwood Company	IZOD women’s sportswear (through Spring 2007), swimwear and accessories and
Arrow men’s and boys’ sleepwear and loungewear
Knothe Corp.	IZOD sleepwear and loungewear
Mann & Brothers	Van Heusen men’s and boys’ handkerchiefs
Mulberry Thai Silks, Inc.	BCBG Attitude and BCBG Max Azria men’s neckwear
Nouveau Eyewear, Inc.	Van Heusen eyewear
Peerless Delaware, Inc.	Van Heusen and IZOD tailored clothing
PG USA Sportswear, Inc.	IZOD G men’s and women’s golf apparel
Wear Me Apparel Corp. d/b/a Kids Headquarters	IZOD childrenswear and outerwear

Seasonality

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales and income in the first and third quarters, as the selling of Spring and Fall merchandise to our customers occurs at higher levels as these selling seasons begin. Our retail businesses tend to generate higher levels of sales and income in the third and fourth quarters, due to the back to school and holiday selling seasons. Royalty, advertising and other revenues tend to be earned somewhat evenly throughout the year, although the third quarter generally has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday season.

Wholesale Customers

Our wholesale business represents our core business and we believe that it is the basis for our brand equity. Currently, our products are distributed at wholesale in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. A few of our customers, including Federated, JCPenney, Kohl’s, and Wal-Mart account for significant portions of our revenues. Sales to our five largest customers were 30.6% of our revenues in 2006, 34.3% of our revenues in 2005 and 28.8% of our revenues in 2004. Federated acquired The May Department Stores Company, another of our largest customers, during 2005. The combined company accounted for 11.4% of our revenues in 2006 and 13.7% of our revenues in 2005.

We believe we provide our customers with a high level of service. We have nine separate sales forces covering the following products and product categories:

•

national brand dress shirts—Van Heusen, Arrow, IZOD, Chaps, Eagle and Donald J. Trump Signature Collection

•

designer brand dress shirts—Calvin Klein, Geoffrey Beene, BCBG Max Azria, BCBG Attitude, Sean John, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction and unlisted, A Kenneth Cole Production

•

Arrow, Calvin Klein, IZOD, Eagle, City of London, Bugatti, Ferrell Reed,  MICHAEL Michael Kors, Michael Kors Collection, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, DKNY, JOE Joseph Abboud, Jones New York, Axist, John Henry, Original Penguin, Zylos by George Machado, Gianfranco Ruffini and Studio by Fumagalli’s neckwear

•

Ike Behar, Ted Baker, Hart Schaffner Marx, Valentino and Alara neckwear

•

Van Heusen and Geoffrey Beene men’s sportswear

•

IZOD and Donald J. Trump Signature Collection men’s sportswear

•

IZOD women’s sportswear

•

Arrow men’s sportswear

•

Calvin Klein men’s better sportswear

Each sales force includes a team of sales professionals that works closely with our customers, providing them with a dedicated level of service which includes designing a focused selling strategy for each brand while ensuring that each brand’s particular qualities and identities are strategically positioned to target a distinct consumer base.

Our customers offer our dress shirts, neckwear and men’s sportswear, other than Calvin Klein men’s better sportswear, on the main floor of their stores. Calvin Klein men’s better sportswear is offered in the collection area of our customers’ stores. In each case, we offer our customers merchandising support with visual display fixtures and in-store marketing, with Calvin Klein men’s better sportswear generally being offered in fixtured shops we design and build. When a line of our products is displayed in a stand-alone area on the main floor, or, in the case of Calvin Klein men’s better sportswear, an exclusively dedicated collections area, we are able to further enhance brand recognition to permit more complete merchandising of our lines and to differentiate the presentation of our products. We believe the broad appeal of our products, with multiple well-known brands offering differing styles at different price points, together with our customer, advertising and marketing support and our ability to offer products with innovative qualities, allow us to expand and develop relationships with apparel retailers in the United States.

We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing inventory management. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, our broad array of product availability and our quick response capabilities. Certain of our products can be ordered at any time through our EDI replenishment systems. For customers who reorder these products, we generally ship these products within one to two days of order receipt. As of February 4, 2007 and January 29, 2006, our backlog of open customer orders totaled $152 million and $123 million, respectively.

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

In 2006, over 180 different manufacturers produced our products in approximately 200 factories and 26 countries worldwide. During 2006, in excess of 98% of our products, excluding neckwear, were produced by manufacturers located in foreign countries. On May 15, 2006, we closed our apparel manufacturing facility in Ozark, Alabama. As a result, with the exception of neckwear, 100% of our products will be produced by independent third parties, principally located in foreign countries. We produce approximately 40% of our neckwear in our domestic manufacturing facility, and the remaining 60% of our neckwear is produced by independent third parties, principally located in foreign countries. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production, and quantities are finalized at that time. We believe we are one of the largest procurers of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. Most of our dress shirts and all of our sportswear are sourced and manufactured to our specifications by independent manufacturers in the Far East, the Indian subcontinent, the Middle East, the Caribbean and Central America who meet quality, cost and human rights criteria we have established. Our footwear is sourced and manufactured to our specifications by manufacturers who meet our quality, cost and human rights requirements, principally located in the Far East, Europe, South America and the Caribbean. Our neckwear fabric is sourced primarily from Europe and the Far East. No single supplier is critical to our production needs, and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. Given our extensive network of sourcing partners, we believe we are able to obtain goods at low cost and on a timely basis.

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

Warehousing and Distribution

To facilitate distribution, our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment. Ranging in size from 112,000 to 575,000 square feet, our centers are located in Arkansas, California, Georgia, North Carolina, Pennsylvania and Tennessee. Each of our centers is generally dedicated to serving either our wholesale customers or our retail stores. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores, as the case may be, on a cost-effective basis. This includes the use of various forms of electronic communications to meet customer needs, including advance shipping notices for all major customers. In addition, we contract with third parties for warehousing and distribution in Canada and Europe to provide responsive service for our foreign wholesale operations.

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

We advertise our brands in national print media (including fashion, entertainment/human interest, business, men’s, women’s and sports magazines, The New York Times, The Wall Street Journal and USA Today), on television, in movie theaters and through outdoor signage and sports sponsorships. We also participate in cooperative advertising programs with our customers, as we believe that brand awareness and in-store positioning are further strengthened by our contributions to such programs.

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

We believe Calvin Klein is one of the most well-known designer names in the world. One of the efforts that has helped to establish and maintain the Calvin Klein name and image is its high-profile, often cutting-edge advertising campaigns that stimulate publicity, curiosity and debate among customers and consumers as well as within the fashion industry. Calvin Klein has a dedicated in-house advertising agency, with experienced in-house creative and media teams that develop and execute a substantial portion of the institutional consumer advertising placement for products under the Calvin Klein brands. The advertising team works closely with other functional areas within Calvin Klein and its licensing and other business partners to deliver a consistent and unified brand message to the consumer. Calvin Klein oversees a worldwide marketing, advertising and promotional program of over $250 million, most of which is funded by its licensees and authorized users.

Calvin Klein products are advertised primarily in national print media, through outdoor signage and on television. We believe promotional activities throughout the year further strengthen brand awareness of the Calvin Klein brands. The Spring and Fall Calvin Klein high-end apparel collections are presented at major fashion shows in New York City and Milan, which typically generate extensive media coverage. Other Calvin Klein promotional efforts include in-store appearances by fashion models, providing wardrobes to celebrities for award ceremonies, product launch events, gift-with-purchase programs, charity events and special corporate-sponsored events.

Trademarks

We own the Van Heusen, Bass, G.H. Bass & Co., IZOD, IZOD G, Arrow and Eagle brands, as well as related trademarks and lesser-known names. We beneficially own the Calvin Klein Collection, ck Calvin Klein and Calvin Klein marks. Calvin Klein and Warnaco are co-owners of the Calvin Klein Trademark Trust, which is the sole and exclusive title owner of substantially all registered Calvin Klein Collection, ck Calvin Klein and Calvin Klein trademarks. The sole purpose of the trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the trust pursuant to a servicing agreement. The Trust exclusively licenses to Warnaco on a perpetual, royalty-free basis the use of the marks on men’s and children’s underwear and sleepwear and women’s intimate apparel and sleepwear, and to Calvin Klein on a perpetual, royalty-free basis the use of the marks on all other products. Warnaco pays us a fee based on Warnaco’s worldwide sales of underwear, intimate apparel and sleepwear products bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco.

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

Contingent Purchase Price Payments

Prior to our acquisition of Calvin Klein, Calvin Klein was obligated to pay Mr. Calvin Klein and his heirs in perpetuity a percentage of sales of certain products bearing any of the Calvin Klein brands under a design services letter agreement. In connection with our acquisition of Calvin Klein, we bought all of Mr. Klein’s rights under that agreement in consideration of a warrant to purchase our common stock and for granting him the right to receive from us contingent purchase price payments for a period of 15 years based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands. In addition, Mr. Klein was released from all of his obligations under that agreement, including his obligation to render design services to Calvin Klein, and the design services letter agreement was terminated. Our obligation to make contingent purchase price payments to Mr. Klein in connection with our acquisition of Calvin Klein is guaranteed by our Calvin Klein subsidiaries and is secured by a subordinated pledge of all of the equity interests in our Calvin Klein subsidiaries and a subordinated lien on substantially all of our domestic Calvin Klein subsidiaries’ assets. Events of default under the agreements governing the collateral for our contingent payment obligations to Mr. Klein, include, but are not limited to (1) our failure to make payments to Mr. Klein when due, (2) covenant defaults, (3) cross-defaults to other indebtedness in excess of an agreed amount, (4) events of bankruptcy, (5) monetary judgment defaults and (6) a change of control, including the sale of any portion of the equity interests in our Calvin Klein subsidiaries. An event of default under those agreements would permit Mr. Klein to foreclose on his security interest in the collateral. In addition, if we fail to pay Mr. Klein a contingent purchase price payment when due and such failure to pay continues for 60 days or more after a final judgment by a court is rendered relating to our failure to pay, Mr. Klein will no longer be restricted from competing with us as he otherwise would be under the non-competition provisions contained in the purchase agreement relating to our acquisition of Calvin Klein, although he would still not be able to use any of the Calvin Klein brands or any similar trademark in any competing business.

We are obligated under the Superba acquisition agreement to pay to Superba contingent purchase price payments if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The maximum payout that Superba can receive is $15 million, $25 million and $30 million with respect to earnings in 2007, 2008 and 2009, respectively. Any such contingent purchase price payments would be payable 90 days after the applicable fiscal year end.

Competition

The apparel and footwear industries are competitive as a result of their fashion orientation, mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Some of our larger branded apparel and footwear competitors include Polo Ralph Lauren, Tommy Hilfiger Corporation, Nautica Enterprises, Inc., Perry Ellis International, The Timberland Company and Rockport. As a result of our acquisition of Calvin Klein, we believe The Donna Karan Company LLC, Polo Ralph Lauren’s Purple Label, Giorgio Armani SPA, Gucci Group N.V. and Prada SPA Group also are our competitors. In addition, we face significant competition from retailers, including our own wholesale customers, through their private label programs.

We compete primarily on the basis of style, quality and service. Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality, service and price. We believe we are particularly well-positioned to compete in the apparel and footwear industries. Our diversified portfolio of apparel brands and apparel and footwear products and our use of multiple channels of distribution have allowed us to develop a business that produces results which are not dependent on any one demographic group, merchandise preference or distribution channel. We have developed a portfolio of brands that appeal to a broad spectrum of consumers. Our owned brands have long histories and enjoy high recognition within their respective consumer segments. We develop our owned and licensed brands to complement each other and to generate strong consumer loyalty. The Calvin Klein brands generally provide us with the opportunity to develop businesses that target different consumer groups at higher price points and in higher-end distribution channels than our other brands, as well as with significant global opportunities due to the worldwide recognition of the brands.

Imports and Import Restrictions

A substantial portion of our products is manufactured by contractors located outside the United States. These products are imported and are subject to United States customs laws, which impose tariffs, as well as quota restrictions, for non-WTO countries. Under the provisions of the WTO agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” effective as of January 1, 2005, the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions no longer affect our business in most countries; however, the removal of quotas resulted in an import surge from China. Accordingly, the United

States, pursuant to the U.S.-China Accession Agreement to join the WTO, has imposed safeguard quotas on certain categories of products imported from China. The imposition of these safeguard quotas has not had any adverse impact on us, as the quotas that were established were significantly larger than quotas China had in place prior to 2005. Furthermore, we closely monitor our imports and are aware of the quantities that will be shipped on a month-by-month basis. This enables us to ensure that there are no supply chain disruptions as a result of the usage of the quota. The safeguard restrictions imposed will expire December 31, 2008. Presently, a portion of our imported products is eligible for certain duty-advantaged programs, including CAFTA.

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

Employees

As of February 4, 2007, we employed approximately 5,600 persons on a full-time basis and approximately 5,300 persons on a part-time basis. Approximately 5% of our employees were represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	49	Chief Executive Officer; Director
Allen E. Sirkin	64	President and Chief Operating Officer
Michael A. Shaffer	44	Executive Vice President and Chief Financial Officer
Francis K. Duane	50	Vice Chairman, Wholesale
Michael Zaccaro	61	Vice Chairman, Retail
Paul Thomas Murry	56	President and Chief Operating Officer, Calvin Klein

Mr. Emanuel Chirico joined us as Vice President and Controller in 1993. Mr. Chirico was named Executive Vice President and Chief Financial Officer in 1999, President and Chief Operating Officer in 2005 and Chief Executive Officer in February 2006.

Mr. Allen E. Sirkin has been employed by us since 1985. He served as Chairman of our Apparel Group from 1990 until 1995, was named Vice Chairman, Dress Shirts in 1995 and President and Chief Operating Officer in March 2006.

Mr. Michael A. Shaffer has been employed by us since 1990. He most recently served as Senior Vice President, Retail Operations before being named Executive Vice President, Finance in 2005 and Chief Financial Officer in March 2006.

Mr. Francis K. Duane served as President of our Izod division from 1998 until 2001, was named Vice Chairman, Sportswear in 2001 and Vice Chairman, Wholesale in March 2006.

Mr. Michael Zaccaro served as President, Izod Retail from 1999 until 2001, was named Group President, Van Heusen and Izod Retail in 2001 and Vice Chairman, Retail in April 2002.

Mr. Paul Thomas Murry has been employed by Calvin Klein since 1996. Mr. Murry retained his position as President and Chief Operating Officer, Calvin Klein upon our acquisition of Calvin Klein in 2003.

Item 1A. Risk Factors

Our substantial level of debt could impair our financial condition.

We had approximately $400 million of long-term debt, $120 million of outstanding letters of credit and $205 million of additional amounts available for borrowing as of February 4, 2007. Our significant level of debt could have important consequences to investors, including:

•

requiring a substantial portion of our cash flows from operations be used for the payment of interest on our debt, thereby reducing the funds available to us for our operations or other capital needs;

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

•

continue to maintain good working relationships with Calvin Klein’s licensees;

•

continue to enter into new licensing agreements for the Calvin Klein brands, both domestically and internationally;

•

successfully design and market the Calvin Klein men’s better sportswear line over time; and

•

continue to open Calvin Klein outlet retail stores in premium outlet malls and successfully operate over time a chain of such stores.

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

Our success depends on our brands and their value. The Calvin Klein name is integral to the existing Calvin Klein business, as well as to our strategies for continuing to grow and expand Calvin Klein. The Calvin Klein brands could be adversely affected if Mr. Klein’s public image or reputation were to be tarnished.

A substantial portion of our revenues and gross profit is derived from a small number of large customers and the loss of any of these customers could substantially reduce our revenues.

A few of our customers, including Federated Department Stores, Inc., J. C. Penney Company, Inc., Kohl’s Corporation and Wal-Mart Stores, Inc., account for significant portions of our revenues. Sales to our five largest customers were 30.6% of our revenues in 2006, 34.3% of our revenues in 2005 and 28.8% of our revenues in 2004. Federated, our largest customer, accounted for 11.4% of our revenues in 2006 and 13.7% of our revenues in 2005. We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other business partners, or to change their manner of doing business with us or our licensing or other business partners, could substantially reduce our revenues and materially adversely affect our profitability. The retail industry has recently experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. For example, in August 2005, Federated acquired The May Department Stores Company and has closed approximately 80 stores. Store closings will decrease the number of stores carrying our apparel products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. Federated may also close additional stores, which could further reduce our revenues. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

Our business could be adversely affected by financial instability experienced by our customers.

During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations and store closings. We sell our products primarily to national and regional department, mid-tier department and mass market stores in the United States on credit and evaluate each customer’s financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another viable customer. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. Should these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations.

We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations.

During 2006, in excess of 98% of our apparel products, excluding neckwear, were produced by and purchased or procured from independent manufacturers located in countries in the Far East, the Indian subcontinent, the Middle East, the Caribbean and Central America. On May 15, 2006, we closed our apparel manufacturing facility in Ozark, Alabama. As a result, with the exception of neckwear, 100% of our products will be produced by independent third parties, principally located in foreign countries. Approximately 60% of our neckwear is produced by independent third parties, principally located in foreign countries. We believe that we are one of the largest procurers of shirting fabric in the world. Additionally, our footwear products and the raw materials therefor were produced by and purchased or procured from manufacturers located principally in countries in the Far East, Europe, South America and the Caribbean and our neckwear fabric was produced by or procured from manufacturers in Europe and the Far East. Although no single supplier and no one country is critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

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

In 2006, we relied upon independent third parties for the manufacture of more than 98% of our apparel products and 100% of our footwear products. On May 15, 2006, we closed our apparel manufacturing facility in Ozark, Alabama. As a result, 100% of our products, with the exception of neckwear, will be produced by independent third parties. We produce approximately 40% of our neckwear in our domestic manufacturing facility, and the remaining 60% of our neckwear is produced by independent third parties. We do not have long-term contracts with any of our suppliers. A manufacturer’s failure to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers could have a material adverse effect on our revenues and, consequently, our results of operations.

We are dependent on a limited number of distribution and neckwear manufacturing facilities.  If one becomes inoperable, our business, financial condition and operating results could be negatively impacted.

We operate a limited number of distribution facilities, and approximately 40% of our neckwear is produced in only one facility that we lease. Our ability to meet the needs of our retail customers and of our own retail stores depends on the proper operation of our primary facilities. If any of our primary facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could have a substantial loss of inventory and/or disruptions of deliveries to our customers and our stores, and/or incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility. This could adversely affect our business, financial condition and operating results.

A significant portion of our revenues is dependent on royalties and licensing.

In 2006, $241.5 million, or 11.6%, of our revenues were derived from licensing royalties, advertising and other revenues, principally in our Calvin Klein Licensing segment. Royalty, advertising and other revenues from Calvin Klein’s two largest business partners accounted for approximately 55% of its royalty, advertising and other revenues in 2006. We also derive licensing revenues from our Van Heusen, IZOD, IZOD G, G.H. Bass & Co. and Arrow brand names, as well as from the sublicensing of Geoffrey Beene, BCBG Max Azria, BCBG Attitude and Donald J. Trump Signature Collection. Our three largest licensing partners accounted for approximately 34% of royalty, advertising and other revenues for these brand names as a group in 2006. The operating profit associated with our royalty, advertising and other revenues is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant business partner, whether due to the termination or expiration of the relationship, the cessation of the business partner’s operations or otherwise (including as a result of financial difficulties of the partner), without an equivalent replacement, could materially affect our profitability.

While we generally have significant control over our business partners’ products and advertising, we rely on our business partners for, among other things, operational and financial controls over their businesses. Our business partners’ failure to successfully market licensed products or our inability to replace our existing business partners could materially and adversely affect our revenues both directly from reduced royalty and other revenues received and indirectly from reduced sales of our other products. Risks are also associated with a business partner’s ability to:

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

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights. Since our acquisition of Calvin Klein, we are more susceptible to infringement of our intellectual property rights, as the Calvin Klein brands enjoy significant worldwide consumer recognition, and the generally higher pricing of Calvin Klein branded products creates additional incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. We cannot assure you that the actions we have taken to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. For example, we were involved in a proceeding relating to a company’s claim of prior rights to the IZOD mark in Mexico, and Calvin Klein was involved in a proceeding relating to a company’s claim of prior rights to the Calvin Klein mark in Chile. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands, both domestically and internationally.

Our success is dependent on the strategies and reputation of our licensors.

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. This strategy is designed to provide stability should market trends shift. As part of this strategy we license the names and brands of recognized designers and celebrities, including Kenneth Cole, Max Azria, Sean “Diddy” Combs (Sean John), Donald J. Trump, Michael Kors, Joseph Abboud, Donna Karan (DKNY), Tommy Hilfiger and Ike Behar. In entering into these license agreements, we plan our products to be targeted towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition between our own products and maximize profitability. If any of our licensors determines to “reposition” a brand we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual’s images, reputations or popularity were to be negatively impacted.

Our revenues and profits are cyclical and sensitive to general economic conditions, consumer confidence and spending patterns.

The apparel industry has historically been subject to substantial cyclical variations and is particularly affected by adverse trends in the general economy, with consumer spending tending to decline during recessionary periods. The success of our operations depends on consumer spending. Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. Any significant deterioration in general economic conditions or increases in interest rates could reduce the level of consumer spending and inhibit consumers’ use of credit. In addition, war, terrorist activity or the threat of war and terrorist activity could adversely affect consumer spending, and thereby have a material adverse effect on our financial condition and results of operations.

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

We depend on the services and management experience of our executive officers who have substantial experience and expertise in our business. We also depend on other key employees involved in our licensing, design and advertising operations. Competition for qualified personnel in the apparel industry is intense, and competitors may use aggressive tactics to recruit our key employees. The unexpected loss of services of one or more of these individuals could materially adversely affect us.

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

•

consumers’ failure to accept product offerings by us or our licensees;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties which we currently occupy are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate, apparel and footwear administrative offices and showrooms	Leased	197,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	143,000
Bridgewater, New Jersey	Corporate, apparel and footwear administrative offices	Leased	234,000
Breinigsville, Pennsylvania	Warehouse and distribution center	Leased	220,000
Los Angeles, California	Warehouse and neckwear manufacturing facility	Leased	200,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	575,000
Chattanooga, Tennessee	Warehouse and distribution center	Owned	451,000
Austell, Georgia	Warehouse and distribution center	Leased	421,000
Reading, Pennsylvania	Warehouse and distribution center	Owned	410,000
Schuylkill Haven, Pennsylvania	Warehouse and distribution center	Owned	251,000
Brinkley, Arkansas	Warehouse and distribution center	Owned	112,000

In addition, we lease certain other administrative/support offices and showrooms in various domestic and international locations. We also currently lease and operate approximately 700 retail stores in the United States.

Information with respect to minimum annual rental commitments under leases in which we are a lessee is included in Note 13, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

We are a party to certain litigation which, in management’s judgment based in part on the opinions of legal counsel, will not have a material adverse effect on our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of our security holders.

PART II

Item 5. Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and related security holder matters appear in the Notes to Consolidated Financial Statements included in Item 8 of this report under Note 18, “Other Comments,” on page F-29, “Selected Quarterly Financial Data,” on page F-31 and “Ten Year Financial Summary,” on pages F-35 and F-36. As of March 20, 2007, there were 851 stockholders of record of our common stock. The closing price of our common stock on March 20, 2007 was $57.58.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

			(c) Total Number	(d) Maximum Number
		(b)	of Shares (or Units)	(or Approximate Dollar
	(a) Total	Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased	(or Unit)	or Programs	Plans or Programs

October 30, 2006 -
November 26, 2006	-	$ -	-	-

November 27, 2006 -
December 31, 2006	1,000	50.40	-	-

January 1, 2007 -
February 4, 2007	-	-	-	-

Total	1,000	$50.40	-	-

(1) Our Stock Option Plans generally provide participants with the right to deliver previously owned stock to pay the exercise price of stock options. All shares shown in the table were delivered in payment of the exercise price for stock options that permitted such delivery.

The performance graph and return to stockholders information shown below are provided pursuant to Item 201(e) of Regulation S-K promulgated under the Exchange Act.  The graph and information are not deemed to be “filed” under the Exchange Act or otherwise subject to liabilities thereunder, nor are they to be deemed to be incorporated by reference in any filing under the Securities Act or Exchange Act unless we specifically incorporate them by reference.

Value of $100.00 invested after 5 years:

Our Common Stock	$498.88
Russell 2000 Index	$179.31
S&P Apparel, Accessories and Luxury Goods Index	$180.31

Item 6. Selected Financial Data

Selected Financial Data appears under the heading “Ten Year Financial Summary” on pages F-35 and F-36.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, Arrow, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, Sean John, Chaps, MICHAEL Michael Kors and Donald J. Trump Signature Collection, which are licensed. We launched a new licensed line of dress shirts under the unlisted, A Kenneth Cole Production brand in the beginning of 2006 and a new licensed line of dress shirts under the JOE Joseph Abboud brand in the second quarter of 2006. In the fourth quarter of 2006, we acquired substantially all of the net assets of Superba, Inc., a manufacturer and distributor of neckwear, which enabled us to add the DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar and Jones New York names, as well as various private label names, to our portfolio of licensed brands.

The positive trends and strong earnings growth we experienced in 2004 and 2005 continued in 2006. 2006 was a year in which we grew revenue, achieved double-digit growth in earnings per share and significantly improved our overall financial condition and liquidity.

We believe our achievements in 2006 were largely attributable to our business strategy. Our historical strategy has been to manage and market a portfolio of nationally recognized brands across multiple product categories, through multiple channels of distribution and at multiple price points. This strategy was enhanced by our acquisition of Calvin Klein, in February 2003, which provided us with one of the most famous designer names in the world and an additional platform for growth in revenues and profitability. Through that transaction, and to a lesser extent, our acquisition of Arrow in December 2004, we were able to diversify our business model by providing growth opportunities from strong and highly profitable licensing streams which do not require capital investments. Our acquisition of Superba’s established neckwear business complements our heritage business in dress shirts and presents us with opportunities to grow and enhance the performance of both businesses.

We announced recently three initiatives that are intended to build upon our business strategy, each of which we believe provides us with the opportunity to fill product and brand portfolio needs. The first initiative is the launch of G.H. Bass Earth, an outdoor lifestyle sportswear brand that is targeted to mid-tier and specialty stores and will feature packaging and products that use recycled materials. This extension of our Bass brand will be shipping for the Spring 2007 season. The second initiative is our assumption of the wholesale IZOD women’s sportswear collection. IZOD women’s sportswear was previously a licensed business and we have decided with the licensee to take over the development and sale of the line for Fall 2007. Our third initiative, announced in early 2007, is a licensing arrangement with The Timberland Company to design, source and market men’s and women’s casual sportswear under the Timberland brand in North America. We will assume the management of the men’s apparel line, which is currently produced by The Timberland Company, for the Fall 2008 season and will launch a women’s line for the Spring 2009 season. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that will complement our existing portfolio of sportswear brands and enable us to reach a broader spectrum of consumers.

The continued strength of our Calvin Klein businesses was a significant contributor to our 2006 success through both the growth of existing businesses and entry into new businesses, both directly by us and through licensees in the U.S. and overseas. Additionally, the performance of our heritage businesses fueled revenue and earnings improvements in 2006. Our wholesale dress shirt and sportswear businesses benefited from strong product sell-throughs, which led to increased gross margins, and strong comparative store sales increases in our outlet retail businesses further drove earnings improvements.

We generated approximately $100 million of cash flow in 2006, which is after our cash outlay of over $110 million in connection with the acquisition of Superba. In May 2006, our Series B preferred stockholders voluntarily converted all of their remaining outstanding preferred stock into 11.6 million shares of our common stock. This transaction further strengthened our balance sheet, eliminated the most expensive component of our capital structure and enhanced the liquidity of our common stock.

RESULTS OF OPERATIONS

Operations Overview

We generate net sales from (i) the wholesale distribution of men’s dress shirts, sportswear and, beginning in January 2007, neckwear; and (ii) the sale, through approximately 700 company-operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores principally operate in an outlet format. We also operate a Calvin Klein Collection store located in New York City, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware.

We generate royalty, advertising and other revenues from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenues, which comprised 86% of total royalty, advertising and other revenues in 2006, are derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, watches and home furnishings. In December 2004, we acquired the companies that own and license Arrow, which has generated additional royalty, advertising and other revenues.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 49% of such expenses in 2006. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 19% of selling, general and administrative expenses in 2006.

The following table summarizes our results of operations in 2006, 2005 and 2004:

	2006	2005	2004
(in millions, except per share amounts and percentages)
Net sales	$1,849.2	$1,697.3	$1,460.2
Royalty revenues	182.3	158.8	136.2
Advertising and other revenues	59.1	52.8	45.0
Total revenues	2,090.6	1,908.8	1,641.4

Gross profit	1,029.9	891.1	751.0
% of total revenues	49.3%	46.7%	45.8%

Selling, general and administrative expenses	796.6	684.2	621.9
% of total revenues	38.1%	35.8%	37.9%

Gain on sale of investments	32.0	-	0.7

Income before interest and taxes	265.3	206.8	129.9

Interest expense	34.3	34.4	44.6
Interest income	17.4	5.8	1.8

Income before taxes	248.4	178.3	87.0

Income tax expense	93.2	66.6	28.4

Net income	$ 155.2	$ 111.7	$ 58.6

Diluted net income per common share	$ 2.64	$ 1.85	$ 1.14

Net Sales

Our net sales in 2006 increased to $1,849.2 million from $1,697.3 million in 2005 and $1,460.2 million in 2004. Our 2006 net sales increase of $151.9 million over 2005 net sales was due principally to the net effect of the items described below.

Net sales increases in 2006 included:

•

The addition of $111.6 million of net sales attributable to growth in our retail segments, driven by an 8% increase in comparative store sales and the opening of Calvin Klein outlet retail stores in premium outlet malls. The calculation of the comparative store sales percentage is based on comparable weeks, and therefore, excludes an extra week in 2006. Included in our net sales increase was approximately $10 million in additional revenues from an extra week, as the 2006 fiscal year included 53 weeks of operations.

•

The addition of $63.5 million of net sales attributable to growth in our Wholesale Sportswear and Related Products segment, driven by increases across all of our wholesale sportswear divisions, particularly Calvin Klein men’s better sportswear.

Net sales decreases in 2006 included:

•

A $23.2 million sales decrease in our Wholesale Dress Furnishings segment, resulting principally from door closings associated with the 2005 acquisition by Federated of May.

Our 2005 net sales increase of $237.1 million over 2004 net sales was due principally to the net effect of the items described below.

Net sales increases in 2005 included:

•

The addition of $100.5 million of net sales attributable to our Calvin Klein men’s better sportswear line, which was launched for the Fall 2004 season, as well as the continued opening of Calvin Klein outlet retail stores in premium outlet malls.

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

•

The addition of net sales attributable to a 6% sales increase in comparative store sales in our Van Heusen, IZOD, Geoffrey Beene and Bass outlet retail stores, offset, in part, by a reduction in the overall number of stores in these divisions.

Net sales decreases in 2005 included:

•

A $15.5 million net sales decline due to the elimination of our private label wholesale sportswear business and the discontinuation in 2004 of our sales of a licensed line of DKNY dress shirts.

Our net sales in 2007 are expected to increase approximately 15% due principally to growth in our existing businesses, as well as additional sales from our recently-formed Neckwear Group and IZOD women’s sportswear, which we will assume for Fall 2007 and the introduction of a wholesale line of sportswear under the G.H. Bass Earth brand, which will launch for Spring 2007.

Royalty, Advertising and Other Revenues

Royalty, advertising and other revenue increases over the prior year were $29.9 million and $30.4 million in 2006 and 2005, respectively. These increases were primarily attributable to increases of $28.9 million and $19.2 million in 2006 and 2005, respectively, in our Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees. Approximately 85% of the growth in Calvin Klein royalty, advertising and other revenues in 2006 was attributable to growth from existing licenses, with the remaining 15% stemming from new licenses. In particular, our existing licenses for underwear and fragrances generated significant increases, with the growth in the fragrance business being driven by the success of women’s euphoria and the recent launch of men’s euphoria. Royalty, advertising and other revenues for our other segments increased an aggregate of $1.0 million and $11.2 million in 2006 and 2005, respectively. The $11.2 million increase in 2005 was due principally to the royalties generated by the Arrow brand license agreements acquired as part of our acquisition of Arrow in December 2004.

We currently expect that royalty, advertising and other revenues will increase approximately 10% in our Calvin Klein Licensing segment in 2007, both as a result of growth in the businesses of existing licensees, as well as royalties generated from new license agreements. Royalty, advertising and other revenues in our other segments are expected to decrease an aggregate of 3% in 2007 as a result of the loss of royalties associated with Arrow neckwear, which had been licensed to Superba and the loss of royalties associated with IZOD neckwear and IZOD women’s sportswear, which had been licensed but will now be produced by us as a result of the termination or expiration of those licenses. Arrow and IZOD neckwear will be marketed by our recently-formed Neckwear Group and IZOD women’s sportswear will be marketed by our Sportswear Group. Royalty, advertising and other revenues are expected to increase 8% in total for 2007.

Gross Profit on Total Revenues

The following table shows our revenue mix between net sales and royalty, advertising and other revenues, as well as our gross profit as a percentage of total revenues for 2006, 2005 and 2004:

	2006	2005	2004
Net sales	88.4%	88.9%	89.0%
Royalty, advertising and other revenues	11.6%	11.1%	11.0%
Gross profit as a % of total revenues	49.3%	46.7%	45.8%

The 260 basis point improvement in the 2006 gross profit on total revenues percentage compared with 2005 was due principally to strong product sell-throughs, which yielded more full-price selling. Also contributing to the increase was a change in revenue mix, as (i) net sales attributable to our outlet retail businesses, which have higher gross margins than our wholesale businesses, increased as a percentage of our total net sales; and (ii) royalty, advertising and other revenues increased as a percentage of total revenues. Royalty, advertising and other revenues do not carry a cost of sales, and as such, the gross profit percentage of such revenues is 100%.

The 90 basis point improvement in the 2005 gross profit on total revenues percentage compared with 2004 was due principally to overall lower product costs and the elimination of Arrow royalty costs in connection with our acquisition of Arrow in December 2004.

We currently expect that the gross profit on total revenues percentage will decrease approximately 90 basis points in 2007. This anticipated decrease is due principally to faster anticipated growth in our wholesale businesses, which typically carry a lower gross margin percentage than our retail and licensing businesses. The growth in our wholesale businesses is attributable, in part, to the addition of revenues associated with the neckwear business we acquired from Superba, our assumption of the IZOD women’s wholesale sportswear business and the launch of the G.H. Bass Earth wholesale sportswear business.

Selling, General and Administrative (SG&A) Expenses

Our SG&A expenses were as follows:

	2006	2005	2004
(in millions, except percentages)
SG&A expenses	$796.6	$684.2	$621.9
% of total revenues	38.1%	35.8%	37.9%

SG&A expenses in 2006 were $796.6 million, or 38.1% of total revenues, and $684.2 million, or 35.8% of total revenues, in 2005. The $112.4 million increase in SG&A expenses in 2006 included:  (i) increased advertising expenditures of $26.8 million to support our Calvin Klein, Van Heusen, IZOD and Arrow brands; (ii) $11.3 million in costs associated with the closing of our manufacturing facility in Ozark, Alabama in May 2006; (iii) $10.5 million in severance and other separation costs associated with the February 2006 departure of Mark Weber, our former Chief Executive Officer; and (iv) $6.9 million of noncash stock option expense resulting from the requirement to expense stock options beginning in 2006. Please see Note 11, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion of our stock-based compensation expense and related information. Also contributing to the increase were:  (i) increased operating expenses in our Retail Apparel and Related Products, Retail Footwear and Related Products, and Wholesale Sportswear and Related Products segments to support the sales growth previously mentioned, including from operating additional Calvin Klein outlet retail stores; and (ii) increased corporate and other expenses, including medical expenses due to increased claims in the current year. Partially offsetting these items were expense savings in 2006 of approximately $9.0 million due to the closure at the end of 2005 of our Calvin Klein Collection stores in Dallas and Paris.

Our 2005 SG&A expenses as a percentage of total revenues decreased 210 basis points to 35.8% in 2005 from 37.9% in 2004. The $62.4 million increase in 2005 SG&A expenses versus the prior year was due principally to the following: (i) additional expenses associated with operating our Calvin Klein businesses, including our Calvin Klein men’s better sportswear line, which was launched in the second quarter of 2004, and additional Calvin Klein outlet retail stores; (ii) additional operating expenses, including increased advertising expenses, in our wholesale dress shirt and sportswear businesses to support the sales growth mentioned previously; and (iii) an increase in corporate and other expenses, including incentive compensation costs. Offsetting these increases, in part, was the absence of expenses incurred in 2004 associated with exiting our wholesale footwear business and other related costs, as the Bass wholesale footwear business was transferred to a third party under a license agreement as of the first day of 2004.

Our 2007 SG&A expenses as a percentage of total revenues is currently expected to decrease approximately 90 basis points, due primarily to leveraging the revenue increases mentioned previously, especially in our wholesale businesses, which typically have lower expense rates than our retail businesses, partially offset by start-up expenses associated with our men’s Timberland sportswear line, which we will assume for Fall 2008 and our Calvin Klein better specialty retail stores, which we will begin to open in the fourth quarter of 2007.

Gain on Sale of Investments

In the first quarter of 2006, we sold minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The sale resulted in a pre-tax gain of $32.0 million, which is net of related fees, amounts held in escrow and the carrying value of the investment. Our share of proceeds being held in escrow totaled approximately $5.6 million as of February 4, 2007, and represents security for indemnification of certain losses incurred by the purchaser, as well as other adjustments to the purchase price. We will be entitled to receive distributions of a portion of any amounts remaining in escrow in installments during 2007 and 2008. We will record the release of any escrow amounts as additional gains if and when such amounts are released to us.

We did not sell any investments in 2005.

We sold an investment in marketable securities in 2004 for a pre-tax gain of $0.7 million.

Interest Expense and Interest Income

Interest expense was $34.3 million in 2006 and $34.4 million in 2005. The 2006 interest income increase to $17.4 million compared with $5.8 million in 2005 was due to an increase in our average cash position throughout the year and an increase in investment rates of return over the prior year.

Interest expense in 2005 decreased to $34.4 million compared with $44.6 million in 2004. Interest expense in 2004 included a prepayment penalty of $7.3 million and the write-off of debt issuance costs of $2.1 million in connection with the purchase and redemption of our 9 1/2% senior subordinated notes due 2008 in February 2004. These notes were purchased and redeemed with the net proceeds of the issuance on February 18, 2004 of 7 1/4% senior unsecured notes. 2005 interest expense was relatively flat compared with 2004, excluding the effect of these items. The 2005 interest income increase to $5.8 million compared with $1.8 million in 2004 was due to an increase in our average cash position during 2005 and an increase in investment rates of return over the prior year.

Interest expense is expected to be relatively flat in 2007 as compared with 2006, while interest income is expected to increase approximately $2.0 million as a result of the estimated increase in our average cash position during the year.

Income Taxes

Income tax expense as a percentage of pre-tax income was as follows:

2006	2005	2004

37.5%	37.3%	32.6%

The increased percentage for 2005 compared with 2004 related principally to a $3.0 million reduction in the valuation allowance for state net operating loss carryforwards recorded in 2004. The effect of the valuation allowance reduction on our income tax expense as a percentage of pre-tax income in 2004 was approximately 3.5%.

We periodically undergo examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We have reserves for exposures we believe could result from these examinations. Any favorable or unfavorable result as compared with our reserves will affect our tax rate in the year it arises. We currently anticipate that our 2007 tax expense as a percentage of pre-tax income will be between 37.0% and 37.5%, excluding any such examination adjustments or other discrete items.

Net Income per Common Share

Our calculation of net income per common share in 2005 was impacted by the voluntary conversion of a portion of our Series B convertible preferred stock by the holders of such stock into shares of our common stock. Such shares of common stock were subsequently sold in a registered offering by the holders in July 2005. We made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12.9 million, and incurred certain costs, totaling $1.3 million in connection with these transactions. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. The portion of the Series B convertible preferred stock that was converted was considered separately from the portion of the Series B convertible preferred stock that was not converted for purposes of our net income per common share calculation in accordance with accounting principles generally accepted in the United States. Further, the aggregate $14.2 million inducement payment and offering costs was treated similar to a preferred stock dividend and attributed to the portion of the Series B convertible preferred stock that was converted.

Our calculation of net income per common share in 2006 was impacted by the voluntary conversion in May 2006 of all of the remaining outstanding shares of the Series B convertible preferred stock by the holders of such stock into shares of common stock. The holders sold the majority of such shares in a registered common stock offering. We made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million, and incurred certain costs, totaling $0.7 million in connection with these transactions. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. The aggregate $10.9 million inducement payment and offering costs was treated similar to a preferred stock dividend and attributed to the Series B convertible preferred stock for purposes of our net income per common share calculation in accordance with accounting principles generally accepted in the United States.

Note 15, “Net Income per Common Share,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes a further explanation and the calculations of basic and diluted net income per common share.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments and dividends.

Operations

Cash provided by operating activities in 2006 was $254.5 million, which significantly exceeded our net income of $155.2 million, principally as a result of depreciation and amortization, noncash stock option expense, deferred taxes and a decrease in working capital. The decrease in working capital was due in part to faster collections on accounts receivable and an increase in accrued expenses, particularly advertising expenses. We expect our cash provided by operating activities in 2007 to again exceed net income, due to depreciation and amortization, deferred taxes and noncash stock option expense. This will be offset, in part, by increases in working capital to support the anticipated sales growth mentioned previously.

Capital Expenditures

Our capital expenditures in 2006 were $46.2 million. We currently expect capital expenditures in 2007 to be approximately $100 million. The planned increase in capital expenditures for 2007 is due principally to: (i) additional office space, warehouse and distribution facility expansion and information technology spending to allow our infrastructure to support the sales growth and new businesses mentioned previously; and (ii) the build out of Calvin Klein better specialty retail stores.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as additions to goodwill and totaled $30.8 million in 2006. We currently expect that such payments will be $32 million to $34 million in 2007, and will continue to increase moderately thereafter.

In connection with our acquisition of Superba in January 2007, we are obligated to pay Superba contingent purchase price payments if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The maximum payout that Superba can receive is $15 million, $25 million and $30 million with respect to earnings in 2007, 2008 and 2009, respectively. Any such contingent purchase price payments would be payable 90 days after fiscal year end.

Dividends

The holders of our Series B convertible preferred stock voluntarily converted a portion of such stock into shares of our common stock during 2005. The shares of common stock issued upon conversion were then sold in a registered offering by the holders. We made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12.9 million, and incurred certain costs, totaling $1.3 million, in connection with these transactions. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it is estimated that we would have the right to convert the Series B convertible preferred stock, net of the present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. The aggregate $14.2 million inducement payment and offering costs was treated similar to a preferred stock dividend under accounting principles generally accepted in the United States.

The remaining holders of our Series B convertible preferred stock voluntarily converted all of the remaining outstanding shares of Series B convertible preferred stock into 11.6 million shares of our common stock during 2006. We made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million in connection with the conversion, and incurred certain costs, totaling $0.7 million, in connection with the registered common stock offering of a majority of the shares of common stock received upon conversion. The inducement payment was based on the net present value of the preferred dividends that we would have been obligated to pay the holders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. The aggregate $10.9 million inducement payment and offering costs was treated similar to a preferred stock dividend under accounting principles generally accepted in the United States.

Our common stock currently pays an annual dividend of $0.15 per share. We project that cash dividends on our common stock in 2007 will be $8.4 million to $8.5 million based on our current dividend rate, the number of shares of our common stock outstanding at February 4, 2007 and our estimates of stock option exercises in 2007.

Cash Flow Summary

Our net cash flow in 2006 was $98.7 million. Cash flow in 2006 was impacted by various other factors in addition to those mentioned previously. The exercise of stock options provided $17.6 million of cash for the full year in 2006. We currently estimate that the cash generated from the exercise of stock options in 2007 will be similar to the amount in 2006. In 2006, we incurred the following cash expenditures: $113.3 million in connection with our acquisition of Superba in January 2007; $10.0 million for severance and other termination benefits in connection with the departure of Mark Weber, our former Chief Executive Officer, in February 2006; and $8.3 million for severance, employee termination benefits and facility closing costs in connection with the closing of our manufacturing facility in Ozark, Alabama. Offsetting these cash expenditures in 2006 were cash receipts of $32.8 million, net of amounts held in escrow and certain associated fees, generated by the sale by one of our subsidiaries of its minority interests in certain entities.

We currently expect to generate $85.0 million to $90.0 million of cash flow in 2007. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, working capital requirements or other items, including acquisitions, could occur, which could cause our cash flow to vary significantly from this estimate.

Financing Arrangements

Our capital structure as of February 4, 2007 was as follows:

(in millions)
Long-term debt	$399.5
Stockholders’ equity	$942.2

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, with a sublimit of $30.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During 2006, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $189.2 million. We had $120.3 million of outstanding letters of credit under this facility as of February 4, 2007. We currently do not expect to have any revolving credit borrowings under the facility in 2007.

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

•

incur liens;

•

engage in businesses that are not in a related line of business; and

•

merge with or acquire other companies, liquidate or dissolve.

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

In addition, we are subject to similar covenants and restrictions in connection with our long-term debt agreements. As of February 4, 2007, we were in compliance with all financial and non-financial covenants.

During 2006, Standard & Poor’s maintained our corporate credit rating at BB+, with a stable outlook. During the year, Moody’s raised our long term corporate credit rating to Ba2 from Ba3, with a stable outlook. Our credit ratings of BB+ from Standard & Poor’s and Ba2 from Moody’s contribute to our ability to successfully access capital markets. Given our capital structure and our projections for future profitability and cash flow, we believe we could obtain additional financing, if necessary, for refinancing our long-term debt, or, if opportunities present themselves, future acquisitions.

Contractual Obligations

The following table summarizes, as of February 4, 2007, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2007	2008-2009	2010-2011	Thereafter
	(in millions)
Long-term debt	$ 400.0	$ -	$ -	$150.0	$250.0
Interest payments on long-term debt	250.1	30.8	61.6	51.2	106.5
Operating leases(1)	499.4	87.7	143.1	82.9	185.7
Inventory purchase commitments	396.3	396.3	-	-	-
Minimum contractual royalty payments(2)	43.8	17.3	23.4	3.0	0.1
Supplemental defined benefit plan(3)	30.2	1.1	2.8	3.3	23.0
Severance payments	8.1	5.0	2.9	0.2	-
Total contractual cash obligations	$1,627.9	$538.2	$233.8	$290.6	$565.3

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

Not included in the above table are contingent purchase price payments we are obligated to pay Mr. Calvin Klein through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such payments were $30.8 million in 2006. Also not included in the above table are contingent purchase price payments we may be obligated to pay Superba from 2007 through 2009 based on the earnings of the acquired Superba business, with a maximum payout of $15 million, $25 million and $30 million for 2007, 2008 and 2009, respectively.

Not included in the above table are contributions to our defined benefit qualified pension plans, or payments to employees and retirees in connection with our supplemental pension plan and postretirement health plan. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note 8, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial position, changes in financial position, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK—INTEREST AND EXCHANGE RATE SENSITIVITY

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of February 4, 2007, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.8 million annually.

Principally all of our revenues and expenses are currently denominated in United States dollars. However, certain of our operations and license agreements expose us to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro, the Yen and the Canadian dollar. Our principal exposure to changes in exchange rates for the United States dollar results from our licensing businesses. Many of our license agreements require the licensee to report sales to us in the licensee’s local currency, but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. During times of a strengthening United States dollar, our foreign royalty revenues will be negatively impacted, and during times of a weakening United States dollar, our foreign royalty revenues will be favorably impacted.

A secondary exposure to changes in exchange rates for the United States dollar results from our foreign wholesale operations. During 2006, we expanded our wholesale operations to include sales to department and specialty stores throughout Canada and parts of Europe. Sales for these foreign operations are both generated and collected in foreign currency, which exposes us to foreign exchange gains and losses between the date of the sale and the date we collect payment. As with our licensing business, the results of these operations will be negatively impacted during times of a strengthening United States dollar and favorably impacted during times of a weakening United States dollar.

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

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales and income in the first and third quarters, as the selling of Spring and Fall merchandise to our customers occurs at higher levels as these selling seasons begin. Our retail businesses tend to generate higher levels of sales and income in the third and fourth quarters, due to the back to school and holiday selling seasons. Royalty, advertising and other revenues tend to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday season.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) in June 2006. FIN 48 requires that the financial statement effects of a tax position be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We must adopt the provisions of FIN 48 as of the beginning of our 2007 fiscal year, with any cumulative effect of the change in accounting principle being recorded to the opening balance of retained earnings. We are in the process of evaluating the effect of adopting FIN 48. Based on our preliminary analysis, we currently do not expect the adoption of FIN 48 to have a material impact on our financial statements.

The FASB issued FASB Statement No. 157, “Fair Value Measurements” in September 2006. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements. We must adopt FASB Statement No. 157 for any fair value measurements that occur as of the beginning of our 2007 fiscal year. We currently do not expect the adoption of FASB Statement No. 157 to have any impact on our consolidated results of operations and financial position.

The FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in September 2006. This statement requires a company to:  (i) recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or a liability in its statement of financial position; (ii) recognize gains and losses that have not yet been recognized through net periodic benefit cost in comprehensive income, net of income tax effects; and (iii) measure the funded status of defined benefits and other postretirement plans as of the date of a Company’s fiscal year end. We adopted the provisions of FASB Statement No. 158 as of the end of our 2006 fiscal year, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for our 2008 fiscal year. The adoption of FASB Statement No. 158 did not have any impact on our consolidated results of operations and did not have a material impact on our consolidated financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. We believe that the following are the more critical judgmental areas in the application of our accounting policies that currently affect our financial position and results of operations:

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

Inventories—Inventories related to our wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to our retail operations, comprised entirely of finished goods, are valued at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Based on a review of current business trends, inventory agings and discontinued merchandise categories, a further adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. We believe that all inventory writedowns required at February 4, 2007 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—In each of the last three years, we determined that the long-lived assets in various outlet retail stores and certain other locations were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated the related undiscounted future cash flows and the fair value of each asset. The undiscounted future cash flows for each asset were estimated using current sales trends and other assumptions. If different assumptions had been used for future sales trends, the recorded impairment charges could have been significantly higher or lower. Note 14, “Activity Exit Costs, Asset Impairments and Other Charges,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes a further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

Allowance for doubtful accounts—Accounts receivable as shown on our Consolidated Balance Sheets is net of an allowance for doubtful accounts. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial position of our customers and an evaluation of economic conditions. Any significant changes to the above factors could impact our allowance for doubtful accounts.

Income taxes—We have deferred tax assets principally related to state net operating loss carryforwards which begin to expire principally in 2007. Realization of these carryforwards is primarily dependent upon the achievement of future taxable income by certain of our subsidiaries. Based on the expiration dates and projections of future taxable income, we have determined that realization of certain of these state net operating loss carryforwards is not likely, and as a result we have recorded a valuation allowance. If future conditions require a change in judgment as to realization, it is possible that material adjustments to the valuation allowance may be required. Additionally, we are subject to examination of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities. Based on our assessments, we establish reserves for those amounts that we deem may result in future liabilities related to these examinations. If the actual outcomes resulting from these examinations vary from our expectations, adjustments to the reserves could be required.

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

Pension benefits—Included in the calculations of expense, assets and liabilities for our pension plans are various assumptions, including return on assets, discount rate and future compensation increases. Note 8, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth the significant rate assumptions used in performing certain calculations related to our pension plans. Actual results could differ from these assumptions, which would require adjustments to our asset and liability balances and could result in volatility in our future pension expense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to Quantitative and Qualitative Disclosures About Market Risk appears under the heading “Market Risk—Interest and Exchange Rate Sensitivity” in Item 7.

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

Based on our evaluation, our management concluded that our disclosure controls and procedures over financial reporting are effective.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-32 and F-33.

On January 2, 2007, we completed our acquisition of substantially all of the assets of Superba. Due to the close proximity of the acquisition date to the date of management’s assessment of the effectiveness of internal control over financial reporting, management excluded the Superba business from its assessment of internal control over financial reporting.

As of February 4, 2007 and for the fiscal year ended February 4, 2007, total assets and total revenues of Superba represented 1.8% and 0.1%, respectively of our consolidated assets and revenues.

Changes in Internal Control over Financial Reporting

We did not identify any changes in our internal control over financial reporting during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2007. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2007. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2007.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2007.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Election of Directors” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2007.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Selection of Auditors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

3.9	By-laws of Phillips-Van Heusen Corporation, as amended through March 3, 2005 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 8, 2005).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to our Annual Report on Form 10-K for the fiscal year ended January 31, 1981).
4.2

Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993).

4.3

First Supplemental Indenture, dated as of October 17, 2002 to Indenture dated as of November 1, 1993 between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-Q for the period ended November 3, 2002).

4.4

Second Supplemental Indenture, dated as of February 12, 2002 to Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 26, 2003).

4.5

Indenture, dated as of May 5, 2003, between Phillips-Van Heusen Corporation and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q for the period ended May 4, 2003).

4.6

Indenture, dated as of February 18, 2004 between Phillips-Van Heusen Corporation and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2004).

*10.1	Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to our Current Report on Form 8-K filed on January 16, 1987).
*10.2	Phillips-Van Heusen Corporation Amendment to Capital Accumulation Plan (incorporated by reference to Exhibit 10(n) to our Annual Report on Form 10-K for the fiscal year ended February 2, 1987).
*10.3

Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10(1) to our Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

*10.4

Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ending October 29, 1995).

*10.5

Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan, dated January 1, 1991, as amended and restated on June 2, 1992 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

*10.6

Phillips-Van Heusen Corporation Supplemental Savings Plan, effective as of January 1, 1991 and amended and restated as of April 29, 1997 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the period ended May 4, 1997).

*10.7

Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997, as amended through September 21, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended October 29, 2006).

*10.8	Phillips-Van Heusen Corporation 1997 Stock Option Plan option certificate (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005).
*10.9

Phillips-Van Heusen Corporation 2000 Stock Option Plan, effective as of April 27, 2000, as amended through September 21, 2006 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended October 29, 2006).

*10.10	Phillips-Van Heusen Corporation 2000 Stock Option Plan option certificate (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005).
*10.11

Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of January 31, 2000 (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the period ended July 30, 2000).

*10.12

Phillips-Van Heusen Corporation 2003 Stock Option Plan, effective as of May 1, 2003, as amended through September 21, 2006 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended October 29, 2006).

*10.13	Phillips-Van Heusen Corporation 2003 Stock Option Plan option certificate (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005).
10.14

Warrant, issued on February 12, 2003, by Phillips-Van Heusen Corporation to the Calvin Klein 2001 Revocable Trust (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 26, 2003).

10.15

Investors’ Rights Agreement, dated as of February 12, 2003, by and among Phillips-Van Heusen Corporation and the Investors listed therein (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on February 26, 2003); Amendment to Investors’ Rights Agreement, dated as of May 8, 2006, by and among Phillips-Van Heusen Corporation and the Investors named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 12, 2006).

*10.16

Employment Agreement, dated as of March 4, 2003, between Mark Weber and Phillips-Van Heusen Corporation; Amended and Restated Employment Agreement, dated as of March 3, 2005, between Mark Weber and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005); Release Agreement, dated as of February 27, 2006, between Mark Weber and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 3, 2006); and Termination Letter, dated as of February 27, 2006, from Phillips-Van Heusen Corporation to Mark Weber (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 3, 2006).

*10.17

Employment Agreement, dated as of March 4, 2003, between Emanuel Chirico and Phillips-Van Heusen Corporation; Amended and Restated Employment Agreement, dated as of March 3, 2005, between Emanuel Chirico and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005).

*10.18

Employment Agreement, dated as of March 4, 2003, between Allen Sirkin and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005).

*10.19

Employment Agreement, dated as of March 4, 2003, between Francis K. Duane and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005).

*10.20

Employment Agreement, dated as of March 4, 2003, between Michael Zaccaro and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005).

*10.21

Employment Agreement, dated as of April 12, 2004, between Bruce J. Klatsky and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 10, 2004); amendment to Employment Agreement, dated as of March 3, 2005, between Bruce J. Klatsky and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005); amendment to Employment Agreement, dated as of December 16, 2005, between Bruce J. Klatsky and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2005).

10.22

Amended and Restated Revolving Credit Agreement, dated as of December 15, 2004, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com inc., G.H. Bass Franchises Inc., CD Group Inc., PVH CK Stores, Inc., PVH Ohio, Inc., PVH Michigan, Inc., PVH Pennsylvania, Inc., PVH Wholesale New Jersey, Inc., PVH Retail Management Company and the lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Joint Lead Arranger and Sole Bookrunner, Fleet Retail Group, Inc., as Joint Lead Arranger and Co-Syndication Agent, Sun Trust Bank, as Co-Syndication Agent, The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, and General Electric Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 16, 2004).

10.23

Conversion Agreement, dated as of July 14, 2005, by and among Phillips-Van Heusen Corporation and the Investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 20, 2005).

10.24

Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco, Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 22, 2005).

*10.25	Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, effective as of April 21, 2005 (incorporated by reference to Exhibit A to our Definitive Schedule 14A, filed on May 2, 2005).
*10.26	Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of April 21, 2005 (incorporated by reference to Exhibit B to our Definitive Schedule 14A, filed on May 2, 2005).
*10.27

Employment Agreement, dated as of January 1, 2004, between P. Thomas Murry and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended January 29, 2006).

*10.28

Employment Agreement, dated as of March 4, 2003, between Michael Shaffer and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended January 29, 2006).

*10.29

Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 27, 2006, as amended through September 21, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended October 29, 2006).

10.30

Conversion Agreement, dated as of May 9, 2006, by and among Phillips-Van Heusen Corporation and the Selling Stockholders named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 15, 2006).

*10.31	Form of option agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 16, 2006).
10.32

Asset Purchase Agreement, dated October 11, 2006, among Phillips-Van Heusen Corporation, Superba, Inc. and A. Mervyn Mandelbaum (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, filed on October 13, 2006).

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

Dated: April 3, 2007

PHILLIPS-VAN HEUSEN CORPORATION
By:	/s/ Emanuel Chirico Emanuel Chirico Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Emanuel Chirico Emanuel Chirico	Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2007
/s/ Michael Shaffer Michael Shaffer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 3, 2007
/s/ Bruce Goldstein Bruce Goldstein	Vice President and Controller (Principal Accounting Officer)	March 28, 2007
/s/ Bruce J. Klatsky Bruce J. Klatsky	Chairman (Director)	April 4, 2007
/s/ Edward H. Cohen Edward H. Cohen	Director	April 1, 2007
/s/ Joseph B. Fuller Joseph B. Fuller	Director	March 30, 2007
/s/ Joel H. Goldberg Joel H. Goldberg	Director	March 29, 2007
/s/ Marc Grosman Marc Grosman	Director	April 4, 2007
/s/ Margaret L. Jenkins Margaret L. Jenkins	Director	March 29, 2007
/s/ Bruce Maggin Bruce Maggin	Director	March 29, 2007
/s/ Henry Nasella Henry Nasella	Director	March 29, 2007
/s/ Rita M. Rodriguez Rita M. Rodriguez	Director	April 2, 2007
/s/ Craig Rydin Craig Rydin	Director	March 29, 2007

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements--Years Ended
February 4, 2007, January 29, 2006 and January 30, 2005	F-2

Consolidated Balance Sheets--February 4, 2007 and January 29, 2006	F-3

Consolidated Statements of Cash Flows--Years Ended
February 4, 2007, January 29, 2006 and January 30, 2005	F-4

Consolidated Statements of Changes in Stockholders’ Equity--Years Ended
February 4, 2007, January 29, 2006 and January 30, 2005	F-5

Notes to Consolidated Financial Statements	F-6

Selected Quarterly Financial Data (Unaudited)	F-31

Management’s Report on Internal Control Over Financial Reporting	F-32

Reports of Independent Registered Public Accounting Firm	F-33

Ten Year Financial Summary	F-35

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-37

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	2006	2005	2004

Net sales	$1,849,172	$1,697,254	$1,460,235
Royalty revenues	182,336	158,804	136,185
Advertising and other revenues	59,140	52,790	45,008
Total revenues	2,090,648	1,908,848	1,641,428
Cost of goods sold	1,060,784	1,017,793	890,437

Gross profit	1,029,864	891,055	750,991
Selling, general and administrative expenses	796,601	684,209	621,855
Gain on sale of investments, net	32,043	-	743
Income before interest and taxes	265,306	206,846	129,879

Interest expense	34,272	34,390	44,643
Interest income	17,399	5,813	1,786

Income before taxes	248,433	178,269	87,022
Income tax expense	93,204	66,581	28,407

Net income	155,229	111,688	58,615

Preferred stock dividends on convertible stock	-	12,918	21,122
Preferred stock dividends on converted stock	3,230	2,051	-
Inducement payments and offering costs	10,948	14,205	-

Net income available to common stockholders	$ 141,051	$ 82,514	$ 37,493

Basic net income per common share	$ 2.71	$ 2.15	$ 1.20

Diluted net income per common share	$ 2.64	$ 1.85	$ 1.14

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	February 4,	January 29,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$ 366,099	$ 267,357
Accounts receivable, net of allowances for doubtful accounts
of $2,553 and $3,111	92,317	102,800
Inventories	284,894	257,719
Prepaid expenses	39,553	18,122
Other, including deferred taxes of $1,969 and $23,435	2,140	23,693
Total Current Assets	785,003	669,691
Property, Plant and Equipment, net	172,040	158,492
Goodwill	271,111	199,999
Tradenames	621,135	612,966
Perpetual License Rights	86,000	86,000
Customer Relationships	35,310	-
Other Intangible Assets	360	420
Other Assets	27,526	25,914

Total Assets	$1,998,485	$1,753,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 81,874	$ 61,596
Accrued expenses	173,583	145,269
Deferred revenue	27,709	23,794
Total Current Liabilities	283,166	230,659
Long-Term Debt	399,538	399,525
Other Liabilities, including deferred taxes of $256,322 and $232,484	373,624	350,710

Series B convertible preferred stock, par value $100 per share;
6,116 shares authorized, issued and outstanding as of January 29, 2006	-	161,926

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized, including Series B convertible (125,000 shares designated as
Series A; 25,000 and 18,884 shares undesignated); no Series A or undesignated
shares issued	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized, 55,850,012 and 43,236,485 shares issued	55,850	43,236
Additional capital	530,002	346,061
Retained earnings	388,555	255,360
Accumulated other comprehensive loss	(32,200)	(33,995)
Less: 1,000 shares of common stock held in treasury as of February 4, 2007,
at cost	(50)	-
Total Stockholders’ Equity	942,157	610,662

Total Liabilities and Stockholders’ Equity	$1,998,485	$1,753,482

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	2006	2005	2004
Operating activities
Net income	$155,229	$111,688	$ 58,615
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	33,314	31,519	28,972
Amortization	4,588	3,962	3,050
Stock-based compensation	6,862	-	-
Deferred taxes	44,201	51,871	23,649
Impairment of long-lived assets	3,568	1,032	528
Gain on sale of investments, net	(32,043)	-	(743)
Prepayment penalty on early extinguishment of debt	-	-	7,293

Changes in operating assets and liabilities:
Accounts receivable	29,712	(3,310)	3,244
Inventories	(16,133)	(14,834)	(24,457)
Accounts payable, accrued expenses and deferred revenue	47,223	16,123	26,074
Prepaid expenses	(21,431)	853	4,123
Other, net	(627)	(9,519)	12,301
Net Cash Provided By Operating Activities	254,463	189,385	142,649

Investing activities
Purchase of property, plant and equipment	(46,161)	(37,443)	(46,195)
Contingent purchase price payments to Mr. Calvin Klein	(30,769)	(25,481)	(22,246)
Sale of investments	32,811	-	743
Acquisition of Superba	(113,262)	-	-
Acquisition of Arrow, including related fees	-	(194)	(70,539)
Investment in minority interests	-	(768)	-
Net Cash Used By Investing Activities	(157,381)	(63,886)	(138,237)

Financing activities
Proceeds from exercise of stock options	17,580	52,648	24,758
Excess tax benefits from exercise of stock options	6,164	-	-
Acquisition of treasury shares	(50)	(69)	(125)
Cash dividends on common stock	(7,856)	(5,661)	(4,635)
Cash dividends on convertible preferred stock	-	(12,918)	(21,122)
Cash dividends on converted preferred stock	(3,230)	(2,051)	-
Inducement payment and offering costs	(10,948)	(14,205)	-
Purchase and redemption, including prepayment penalty, of 9 1/2%
senior subordinated notes	-	-	(157,293)
Proceeds from issuance of 7 1/4% senior unsecured notes, net
of related fees	-	-	145,131
Net Cash Provided (Used) By Financing Activities	1,660	17,744	(13,286)

Increase (decrease) in cash	98,742	143,243	(8,874)
Cash at beginning of year	267,357	124,114	132,988
Cash at end of year	$366,099	$267,357	$ 124,114

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

					Accumulated
	Common Stock				Other
	Shares	$1 par Value	Additional Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

February 1, 2004	30,645,744	$30,646	$155,397	$145,649	$(35,081)	$(454)	$296,157
Net income				58,615			58,615
Minimum pension liability, net of tax
expense of $1,856					3,013		3,013
Foreign currency translation adjustments,
net of tax expense of $27					44		44
Total comprehensive income							61,672
Stock options exercised	1,806,659	1,806	22,952				24,758
Tax benefit from exercise of stock options			7,321				7,321
Common stock dividends				(4,635)			(4,635)
Convertible preferred stock dividends				(21,122)			(21,122)
Acquisition of 6,640 treasury shares						(125)	(125)

January 30, 2005	32,452,403	32,452	185,670	178,507	(32,024)	(579)	364,026
Net income				111,688			111,688
Minimum pension liability, net of tax
benefit of $1,129					(1,842)		(1,842)
Foreign currency translation adjustments,
net of tax benefit of $79					(129)		(129)
Total comprehensive income							109,717
Stock options exercised	3,482,064	3,482	49,166				52,648
Tax benefit from exercise of stock options			16,355				16,355
Common stock dividends				(5,661)			(5,661)
Convertible preferred stock dividends				(12,918)			(12,918)
Converted preferred stock dividends				(2,051)			(2,051)
Inducement payment and offering costs				(14,205)			(14,205)
Acquisition of 2,616 treasury shares						(69)	(69)
Conversion of convertible preferred
stock	7,302,018	7,302	94,870			648	102,820

January 29, 2006	43,236,485	43,236	346,061	255,360	(33,995)	-	610,662
Net income				155,229			155,229
Foreign currency translation adjustments,
net of tax expense of $19					30		30
Liquidation of foreign operation, net
of tax expense of $144					236		236
Change in pension liability, prior to
adoption of FASB Statement No. 158,
net of tax expense of $19,254					31,415		31,415
Total comprehensive income							186,910
Adoption of FASB Statement No. 158,
net of tax benefit of $18,317					(29,886)		(29,886)
Stock options exercised	1,047,408	1,047	16,532				17,580
Tax benefit from exercise of stock options			10,187				10,187
Stock-based compensation expense			6,862				6,862
Common stock dividends				(7,856)			(7,856)
Converted preferred stock dividends				(3,230)			(3,230)
Inducement payment and offering costs				(10,948)			(10,948)
Acquisition of 1,000 treasury shares						(50)	(50)
Conversion of convertible preferred
stock	11,566,119	11,566	150,360				161,926

February 4, 2007	55,850,012	$55,850	$530,002	$388,555	$(32,200)	$ (50)	$942,157

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Phillips-Van Heusen Corporation and its subsidiaries (the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

Fiscal Year - Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. Results for 2006 represent the 53 weeks ended February 4, 2007. Results for 2005 and 2004 represent the 52 weeks ended January 29, 2006 and January 30, 2005, respectively.

Reclassifications - For comparative purposes, certain prior period amounts have been reclassified to conform to the current period’s presentation.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Goodwill and Other Intangible Assets - Goodwill is tested for impairment annually, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Under Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” reporting units are defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Under these criteria, as of February 4, 2007, the Company had 15 reporting units. The Company’s goodwill relates to and is directly assigned to four of its reporting units. An impairment loss would be recognized if the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. The estimated fair value of a reporting unit is calculated based on the reporting unit’s percentage contribution of earnings to the Company and applied to the estimated fair market value of the Company.

Indefinitely lived intangible assets not subject to amortization are tested for impairment annually, and between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset, which is determined using the estimated undiscounted cash flows associated with the asset’s use.

No impairment of goodwill or other intangible assets resulted from the Company’s required annual impairment tests in 2006, 2005 and 2004.

Asset Impairments - The Company reviews for and records impairment losses on long-lived assets (excluding goodwill and other indefinitely lived intangible assets) in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets.

Inventories - Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel inventories of $133,122 (2006) and $136,978 (2005) was determined using the last-in, first-out method (LIFO). Cost for all other inventories was determined using the first-in, first-out method (FIFO). At February 4, 2007 and January 29, 2006, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is as follows:  Buildings and building improvements: 15-40 years; machinery, software and equipment: 2-10 years; furniture and fixtures: 7-10 years. Fixtures located in third party customer locations (“shops within a store”) and their related costs are depreciated over three years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. In certain circumstances, contractual renewal options are considered when determining the term of the related lease. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred.

Operating Leases - The Company accounts for rent expense under non-cancelable operating leases with scheduled rent increases and rent holidays on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. In addition, the Company receives build out contributions from landlords primarily as an incentive for the Company to lease retail store space from the landlords. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

Revenue Recognition - Sales are recognized upon shipment of products to customers since title passes upon shipment and, in the case of sales by the Company’s outlet stores, when goods are sold to consumers. Allowances for estimated returns and discounts are provided when sales are recorded. Revenue from gift cards is recognized at the time of redemption. Royalty revenue for licensees whose sales exceed contractual sales minimums, including licensee contributions toward advertising, is recognized when licensed products are sold as reported by the Company’s licensees. For licensees whose sales do not exceed contractual sales minimums, royalty revenue is recognized ratably based on contractual minimums.

Accounts Receivable - Accounts receivable as shown on the Consolidated Balance Sheets is net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. Costs associated with potential returns of products, as well as allowable customer markdowns and operational chargebacks, net of the expected recoveries, are part of the provision for allowances included in accounts receivable. These provisions result from seasonal negotiations, as well as historic deduction trends net of expected recoveries, and the evaluation of current market conditions.

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

Sales Incentives - The Company uses certain sales incentive programs related to the Company’s retail operations, such as a customer loyalty program and the issuance of coupons. The Company’s loyalty program is structured such that customers receive gift cards for future use after specified levels of spending are achieved. Costs associated with the Company’s loyalty program are recorded ratably as a cost of sales based on enrolled customers’ spending. Costs associated with coupons are recorded as a reduction of revenue at the time of coupon redemption.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Advertising - Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue. Advertising expenses totaled $132,663 (2006), $105,875 (2005) and $88,063 (2004).

Shipping and Handling Fees and Costs - Shipping and handling fees billed to customers are included in net sales. Internal and external shipping and handling costs are included in cost of sales. Such costs include inbound freight costs, inspection costs, internal transfer costs and other product procurement related charges.

Foreign Currency Translation - The consolidated financial statements of the Company are prepared in United States dollars, as this is the currency of the primary economic environment in which the Company operates, and the vast majority of its revenue is received and expenses are disbursed in United States dollars. As of February 4, 2007, the functional currency of all of the Company’s business units is the United States dollar. As such, for the year ended February 4, 2007, all gains and losses from foreign currency translation are included in net income.

Stock-Based Compensation - In the first quarter of 2006, the Company adopted FASB Statement No. 123R, “Share-Based Payment.” FASB Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. Please see Note 11, “Stock-Based Compensation” for a further discussion.

Prior to 2006, the Company accounted for its stock options under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. Under APB Opinion No. 25, the Company did not recognize compensation expense because the exercise price of the Company’s stock options equaled the market price of the Company’s common stock on the date of grant. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” in 2005 and 2004:

	2005	2004

Net income - as reported	$111,688	$58,615
Deduct: Stock-based compensation expense determined under fair
value method, net of related tax effects	7,762	8,006
Net income - as adjusted	$103,926	$50,609

Net income per common share:
Basic - as reported	$ 2.15	$ 1.20
Diluted - as reported	$ 1.85	$ 1.14
Basic - as adjusted	$ 1.95	$ 0.95
Diluted - as adjusted	$ 1.70	$ 0.90

The assumptions used to calculate the fair value of stock options at their grant dates are presented in Note 11, “Stock-Based Compensation.”

New Accounting Standards - In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that the financial statement effects of a tax position be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company must adopt the provisions of FIN 48 as of the beginning of its 2007 fiscal year, with any cumulative effect of the change in accounting principle being recorded to the opening balance of retained earnings. The Company is in the process of evaluating the effect of adopting FIN 48. Based on its preliminary analysis, the Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements. The Company must adopt FASB Statement No. 157 for any fair value measurements that occur as of the beginning of its 2007 fiscal year. The Company currently does not expect the adoption of FASB Statement No. 157 to have any impact on its consolidated results of operations and financial position.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a company to:  (i) recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or a liability in its statement of financial position; (ii) recognize gains and losses that have not yet been recognized through net periodic benefit cost in comprehensive income, net of income tax effects; and (iii) measure the funded status of defined benefits and other postretirement plans as of the date of a Company’s fiscal year end. The Company adopted the provisions of FASB Statement No. 158 as of the end of its 2006 fiscal year, except for the requirement to measure the funded status of retirement benefit plans as of a company’s fiscal year end, which is effective for the Company’s 2008 fiscal year. The adoption of FASB Statement No. 158 did not have any impact on the Company’s consolidated results of operations and did not have a material impact on the Company’s consolidated financial position.

2.

ACQUISITION OF SUPERBA

On January 2, 2007, the Company completed its acquisition of substantially all of the assets of Superba, Inc., a privately-held manufacturer and distributor of neckwear in the United States and Canada. Prior to the acquisition, Superba had been licensing the Arrow trademark from the Company in the United States for use on and in connection with neckwear. The Company paid $113,262 in cash in connection with the acquisition, including transaction expenses, and is required to pay contingent purchase price payments to Superba if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The maximum payout that Superba can receive is $15,000, $25,000 and $30,000 with respect to earnings in 2007, 2008 and 2009, respectively. Any such payments would be payable 90 days after the applicable year end and would be recorded as additions to goodwill. The amount paid by the Company at closing is subject to adjustment based on the difference, if any, between the average working capital and closing date working capital of the acquired business. The Company is in the process of finalizing the closing date valuation necessary to determine any adjustment.

3.

ACQUISITION OF ARROW

On December 10, 2004, the Company acquired the Arrow brand worldwide and the related licensing business from affiliates of Cluett American Group, Inc. for $70,539 in cash. The Company incurred additional costs of $194 in 2005 in connection with the acquisition. The transaction consisted of the acquisition from Cluett American Corp., Consumer Direct Corporation and Cluett Peabody Holding Corp. of all of the outstanding shares of common stock of Cluett Peabody Resources Corporation (“Resources”) and Cluett Peabody & Co., Inc. (“CP&Co.”). Resources is the worldwide owner of the Arrow trademark, principally for apparel, footwear and related goods, and certain related marks. CP&Co. licenses the Arrow marks from Resources and, in turn, licenses them to third parties throughout the world. Prior to the acquisition the Company had been licensing the Arrow marks in the United States from Resources and CP&Co. since mid-2000 for use on and in connection with men’s and boys’ dress shirts and sportswear.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

4.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

	2006	2005

Land	$ 1,179	$ 1,179
Buildings and building improvements	31,064	27,665
Machinery, software and equipment	169,128	162,948
Furniture and fixtures	115,770	100,291
Shops within a store	10,481	7,789
Leasehold improvements	97,172	90,066
Property, plant and equipment, gross	424,794	389,938
Less: Accumulated depreciation	(252,754)	(231,446)
Property, plant and equipment, net	$172,040	$ 158,492

5.

GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of January 30, 2005	$ 9,946	$82,133	$ 82,439	$174,518
Contingent purchase price payments to Mr. Calvin Klein	-	-	25,481	25,481
Balance as of January 29, 2006	9,946	82,133	107,920	199,999
Acquisition of Superba	40,343	-	-	40,343
Contingent purchase price payments to Mr. Calvin Klein	-	-	30,769	30,769
Balance as of February 4, 2007	$50,289	$82,133	$138,689	$271,111

Contingent purchase price payments to Mr. Calvin Klein relate to the Company’s acquisition in February 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. Such payments are based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands for 15 years from the date of purchase.

Intangible assets subject to amortization consisted of the following:

	Covenant Not to Compete
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of January 30, 2005	$600	$120	$480
Amortization	-	60	(60)
Balance as of January 29, 2006	600	180	420
Amortization	-	60	(60)
Balance as of February 4, 2007	$600	$240	$360

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

	Customer Relationships
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of January 29, 2006	$ -	$ -	$ -
Amount recorded related to Superba acquisition	35,507	-	35,507
Amortization	-	197	(197)
Balance as of February 4, 2007	$35,507	$197	$35,310

Customer relationships are being amortized over 15 years from the date of the acquisition of the assets of Superba, Inc.

Amortization expense related to the Company’s intangible assets is expected to be $2,427 in each of the next five years.

Intangible assets not subject to amortization consisted of the following:

2006		2005

Tradenames	$621,135	$612,966
Perpetual license rights	86,000	86,000
Total	$707,135	$698,966

The increase in tradenames of $8,169 in 2006 relates to the acquisition of the assets of Superba, Inc.

At the end of 2006, accumulated amortization was $16,849 for goodwill and $904 for other intangible assets. At the end of 2005, accumulated amortization was $16,849 for goodwill and $647 for other intangible assets.

6.

SALE OF INVESTMENTS

On January 31, 2006, Warnaco, Inc. (“Warnaco”) acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company accounted for the investment in these entities under the cost method and, as such, the investment had a carrying amount of $768 at the time of the sale. The Company received $32,811 in cash proceeds from the sale of these entities, net of amounts held in escrow and associated fees. The cash proceeds are subject to adjustments, including adjustments based upon the determination of actual working capital as of the closing date. The sale resulted in a pre-tax gain of $32,043, which is net of related fees, amounts held in escrow and the carrying value of the investment. The Company’s share of the cash proceeds being held in escrow totaled approximately $5,600 as of February 4, 2007, and represents security for indemnification of certain potential losses incurred by Warnaco, as well as other adjustments to the purchase price. The Company will be entitled to receive distributions of a portion of any amounts remaining in escrow in installments during 2007 and 2008. The Company will record the release of any escrow amounts as additional gains if and when such amounts are released to the Company.

In 2004, the Company sold an investment in marketable securities for $743.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

7.

LONG-TERM DEBT

Long-term debt was as follows:

	2006	2005

7 1/4% senior unsecured notes due 2011	$150,000	$150,000
8 1/8% senior unsecured notes due 2013	150,000	150,000
7 3/4% debentures due 2023	99,538	99,525
Total	$399,538	$399,525

On February 18, 2004, the Company issued $150,000 of senior unsecured notes due 2011. The net proceeds of the offering after related fees were $145,131. The notes accrue interest at the rate of 7 1/4% per annum, which is payable semi-annually. The Company used the net proceeds of the issuance of the 7 1/4% senior unsecured notes and available cash to purchase and redeem its 9 1/2% senior subordinated notes due 2008. The total cash paid for purchase and redemption, including a prepayment penalty, was $157,293. The fair value of the 7 1/4% senior unsecured notes on February 4, 2007, based on current market price, was approximately $152,063. In connection with the 7 1/4% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to make restricted payments, as defined in the indenture governing the notes, including cash dividends.

The Company issued $150,000 of senior unsecured notes due 2013 on May 5, 2003. The notes accrue interest at the rate of 8 1/8% per annum, which is payable semi-annually. The fair value of these notes on February 4, 2007, based on current market price, was approximately $157,313. In connection with the 8 1/8% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to make restricted payments, as defined in the indenture governing the notes, including cash dividends.

The Company issued $100,000 of 7 3/4% debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. Interest is payable semi-annually. The fair value of these debentures on February 4, 2007, based on current market price, was approximately $104,125. In connection with the debentures, the Company must maintain a certain level of stockholders’ equity in order to make restricted payments, as defined in the indenture governing the debentures, including cash dividends.

The Company has a secured revolving credit facility which provides for revolving credit borrowings, as well as the issuance of letters of credit. The Company may, at its option, borrow and repay amounts up to a maximum of $325,000 under both the revolving credit borrowings and the issuance of letters of credit, with a sublimit of $30,000 for standby letters of credit and with no sublimit on trade letters of credit. Advances under the credit agreement are also limited to a borrowing base consisting of specified percentages of eligible categories of assets. Borrowing spreads and letters of credit fees are based on spreads above LIBOR and other available interest rates, with the spreads changing based upon a pricing grid. For example, revolving credit spreads range from 0 to 25 basis points over prime on prime rate loans, 125 to 225 basis points over LIBOR on LIBOR rate loans and 75 to 150 basis points on outstanding letters of credit. All outstanding borrowings and letters of credit under this credit facility are due December 15, 2009. As of February 4, 2007, the Company had no borrowings and $120,327 outstanding letters of credit under this facility.

In connection with the revolving credit facility, the 7 3/4% debentures due 2023 and the Company’s obligation to pay contingent purchase price payments to Mr. Calvin Klein (as further discussed in Note 5, “Goodwill and Other Intangible Assets”), substantially all of the Company’s assets have been pledged as collateral.

Interest paid was $32,415 (2006), $32,507 (2005) and $39,459 (2004). 2004 interest paid includes a $7,293 prepayment penalty on the early extinguishment of debt.

There are no scheduled maturities of long-term debt until 2011.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

8.

RETIREMENT AND BENEFIT PLANS

The Company has five noncontributory defined benefit pension plans covering substantially all United States employees meeting certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service.

The Company also has an unfunded non-qualified supplemental defined benefit pension plan which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires lump sum payments to vested employees upon employment termination or retirement, or shortly thereafter.

In addition to the defined benefit pension plans described above, the Company has a capital accumulation program (“CAP Plan”) which is an unfunded non-qualified supplemental defined benefit plan covering 23 current and retired executives. Under the individual participants’ CAP Plan agreements, the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the CAP Plan for at least 10 years and has attained age 55.

The Company and its domestic subsidiaries also provide certain postretirement health care and life insurance benefits. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 into law. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on accounting for the Medicare subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This guidance is effective for periods beginning after June 15, 2004. The benefits provided by the Company’s postretirement plan are actuarially equivalent to Medicare Part D. As such, the Company has included the effects of the Medicare subsidy in measuring the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost beginning in 2005.

The measurement date used to determine pension, CAP Plan and postretirement measurements for the applicable plans for each year is December 31.

Following is a reconciliation of the changes in the projected benefit obligation (pension plans) and the accumulated benefit obligation (CAP Plan and postretirement plans) for each of the last two years:

	Pension Plans		CAP Plan		Postretirement Plan
	2006	2005	2006	2005	2006	2005

Beginning of year	$232,535	$216,060	$17,047	$16,651	$28,571	$39,639
Service cost	6,754	6,055	178	176	-	-
Interest cost	13,873	13,105	969	1,116	1,399	1,698
Settlement payments	(5,022)	(8,925)	-	(2,215)	-	-
Special termination benefits	723	432	-	598	242	211
Benefit payments	(9,794)	(8,872)	(1,095)	(884)	-	-
Benefit payments, net of
retiree contributions	-	-	-	-	(2,038)	(2,755)
Reflection of Medicare subsidy	-	-	-	-	-	(1,644)
Actuarial loss (gain)	4,021	14,680	(323)	1,605	(8)	(8,578)
Plan amendments	(173)	-	-	-	(4,051)	-
End of year	$242,917	$232,535	$16,776	$17,047	$24,115	$28,571

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Settlement payments in 2006 relate to the Company’s supplemental pension plan and resulted principally from the departure of Mark Weber, the Company’s former Chief Executive Officer. The special termination benefits related to the pension plans in 2006 resulted from the closure of the Company’s manufacturing facility located in Ozark, Alabama.

Settlement payments in 2005 resulted principally from the retirement of Bruce J. Klatsky, the Company’s Chairman and former Chief Executive Officer. Such payments in 2005 for the pension plans relate to the Company’s supplemental pension plan. The special termination benefits related to the pension plans in 2005 relate to Mr. Klatsky’s retirement.

The effects of the Medicare subsidy on the interest cost and actuarial loss components included in the above table were immaterial for 2005.

In accordance with FASB Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” the Company has recognized the overfunded or underfunded status of its defined benefit plans as an asset or liability in its Consolidated Balance Sheet as of February 4, 2007.

The following table illustrates the incremental effects of applying FASB Statement No. 158 on the Company’s Consolidated Balance Sheet as of February 4, 2007:

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158

Non-current assets	$36,017	$(30,924)	$ 5,093
Deferred income taxes	1,418	18,317	19,735
Total assets	$37,435	$(12,607)	$ 24,828

Current liabilities	$ 1,135	$ 4,843	$ 5,978
Non-current liabilities	39,623	12,436	52,059
Total liabilities	40,758	17,279	58,037
Accumulated other comprehensive loss	(2,314)	(29,886)	(32,200)
Total stockholders’ equity	(2,314)	(29,886)	(32,200)
Total liabilities and stockholders’ equity	$38,444	$(12,607)	$ 25,837

Pretax amounts in accumulated other comprehensive loss as of February 4, 2007 that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Plans	CAP Plan	Postretirement Plan

Prior service credit (cost)	$ (303)	$ -	$ 7,225
Net loss	(51,681)	(865)	(6,311)
Total	$(51,984)	$(865)	$ 914

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Pretax amounts in accumulated other comprehensive loss as of February 4, 2007 expected to be recognized as components of net periodic benefit cost in 2007 were as follows:

	Pension Plans	Postretirement Plan

Prior service credit (cost)	$ (120)	$ 817
Net loss	(4,699)	(379)
Total	$(4,819)	$ 438

The Company does not expect to recognize any amounts in accumulated other comprehensive loss related to the CAP Plan as net periodic benefit cost in 2007.

Following is a reconciliation of the fair value of the assets held by the Company’s pension plans for each of the last two years:

	2006	2005

Beginning of year	$165,860	$161,277
Actual return, net of plan expenses	29,007	10,955
Benefit payments	(9,794)	(8,872)
Settlement payments	(5,022)	(8,925)
Company contributions	50,156	11,425
End of year	$230,207	$165,860

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

	2006	2005

United States equities	55%	60%
International equities	22%	17%
Fixed income investments	23%	23%
Total	100%	100%

The aggregate accumulated benefit obligation for all of the Company’s six pension plans was $227,682 and $218,551 at the end of 2006 and 2005, respectively.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Certain of the Company’s pension plans, including the unfunded supplemental pension plan, have projected and accumulated benefit obligations in excess of plan assets as follows:

	2006	2005

Number of plans with projected benefit obligations
in excess of plan assets	2	5
Aggregate projected benefit obligation	$21,841	$232,535
Aggregate fair value of related plan assets	$ 4,038	$165,860

Number of plans with accumulated benefit obligations
in excess of plan assets	1	4
Aggregate accumulated benefit obligation	$13,921	$214,288
Aggregate fair value of related plan assets	$ -	$161,490

The aggregate projected and accumulated benefit obligations in excess of the fair value of plan assets for 2006 relate principally to the Company’s unfunded supplemental pension plan. The change in the funded status of the pension plans from 2005 to 2006 is due principally to contributions the Company made to its qualified pension plans of $45,134.

Net benefit cost recognized in each of the last three years was as follows:

	Pension Plans			CAP Plan			Postretirement Plan
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Service cost, including plan
expenses	$ 6,953	$ 6,215	$ 5,336	$ 178	$ 176	$ 713	$ -	$ -	$ -
Interest cost	13,873	13,105	12,262	969	1,116	926	1,399	1,698	2,341
Amortization of net loss	5,331	8,455	6,976	-	-	-	421	400	1,238
Expected return on plan assets	(15,510)	(13,155)	(12,535)	-	-	-	-	-	-
Amortization of prior service cost	331	1,567	1,981	-	-	-	(817)	(444)	(444)
Settlement loss	2,253	3,949	-	-	155	-	-	-	-
Special termination benefits	723	432	-	-	598	-	242	211	-
Total	$13,954	$20,568	$14,020	$1,147	$2,045	$1,639	$1,245	$1,865	$3,135

The settlement loss in 2006 resulted principally from the departure of Mark Weber, the Company’s former Chief Executive Officer. The settlement loss in 2005 resulted principally from the retirement of Bruce J. Klatsky, the Company’s Chairman and former Chief Executive Officer.

Following is a reconciliation of the projected benefit obligation (pension plans) and the accumulated benefit obligation (CAP Plan and postretirement plans) at the end of each of the last two years to the amounts recognized on the Company’s Consolidated Balance Sheets:

	Pension Plans		CAP Plan		Postretirement Plan
	2006	2005	2006	2005	2006	2005

Benefit obligation	$ 242,917	$ 232,535	$16,776	$17,047	$24,115	$28,571
Unrecognized prior service cost	-	(806)	-	-	-	3,991
Unrecognized losses	-	(68,943)	-	(1,188)	-	(6,740)
Employer contributions made after December 31	(475)	(30,215)	-	-	(182)	(178)
Minimum pension liability	-	54,402	-	-	-	-
Plan assets at fair value	(230,207)	(165,860)	-	-	-	-
Net liability recognized on balance sheet	$ 12,235	$ 21,113	$16,776	$15,859	$23,933	$25,644

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Currently, the Company does not expect to make any material contributions to its pension plans in 2007. Following are expected benefit payments associated with the Company’s pension plans and CAP Plan, and expected benefit payments, net of retiree contributions, associated with the Company’s postretirement plan:

			Postretirement Plan
			Excluding Medicare	Expected Medicare
	Pension Plans	CAP Plan	Subsidy Receipts	Subsidy Receipts

2007	$12,234	$1,135	$ 2,610	$163
2008	12,007	1,375	2,624	167
2009	12,836	1,431	2,678	167
2010	13,211	1,605	2,668	165
2011	15,739	1,653	2,629	160
2012-2016	88,024	9,150	10,578	646

The health care cost trend rate assumed for 2007 is 8.5% and is assumed to decrease by 0.5% per year through 2014. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2006 and on the accumulated postretirement benefit obligation at February 4, 2007 would be as follows:

	1% Increase	1% Decrease

Impact on service and interest cost	$ 119	$ (106)
Impact on year-end accumulated postretirement benefit obligation	$1,732	$(1,547)

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2006	2005	2004

Discount rate	6.06%	5.92%	6.00%
Rate of increase in compensation levels (applies to pension plans only)	4.20%	4.00%	4.00%
Long-term rate of return on assets (applies to pension plans only)	8.25%	8.25%	8.25%

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

The Company has a savings and retirement plan and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. Matching contributions were $4,412 (2006), $4,388 (2005) and $3,706 (2004).

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

9.

INCOME TAXES

Income taxes consisted of:

	2006	2005	2004
Federal:
Current	$40,355	$ 9,649	$ 696
Deferred	40,711	47,340	25,760
State, foreign and local:
Current	8,648	5,061	4,062
Deferred	3,490	4,531	(2,111)
Total	$93,204	$66,581	$28,407

Taxes paid were $48,509 (2006), $7,472 (2005) and $4,138 (2004).

The approximate tax effects of items giving rise to the deferred income tax liability recognized on the Company’s Consolidated Balance Sheets were as follows:

	2006	2005

Depreciation and amortization	$ (13,494)	$ (15,821)
Employee compensation and benefits	10,213	11,644
Tax loss and credit carryforwards	8,224	43,368
Tax benefit on items in accumulated other comprehensive loss	19,735	20,510
Book versus tax basis difference related to identifiable intangible
assets	(231,800)	(231,800)
Acquisition costs	(43,175)	(25,948)
Other, net	1,484	(4,717)
Subtotal	(248,813)	(202,764)
Valuation allowance for state net operating loss carryforwards	(5,540)	(6,285)
Total	$(254,353)	$(209,049)

Included in the tax loss and credit carryforwards at the end of 2006 are an aggregate of approximately $338,000 of state net operating loss carryforwards and federal net operating loss carryforwards of $5,575. The carryforwards expire principally between 2007 and 2013.

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

A reconciliation of the statutory Federal income tax to the income tax expense follows:

	2006	2005	2004

Statutory 35% Federal tax	$86,952	$62,394	$30,458
State and local income taxes, net of Federal
income tax benefit	4,443	4,122	683
Other, net	1,809	65	(2,734)
Income tax expense	$93,204	$66,581	$28,407

Other, net in 2004 includes a $2,111 reduction in the valuation allowance for state net operating loss carryforwards.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

The domestic and foreign components of income before provision for income taxes were as follows:

	2006	2005	2004

Domestic	$248,547	$184,090	$89,363
Foreign	(114)	(5,821)	(2,341)
Total	$248,433	$178,269	$87,022

10.

SERIES B CONVERTIBLE PREFERRED STOCK

In connection with the Company’s acquisition of Calvin Klein in 2003, the Company issued $250,000 of Series B convertible preferred stock. The Series B convertible preferred stock had a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly in cash. In certain quarters of 2003, the Company elected not to pay a cash dividend and the Series B convertible preferred stock was treated as if an in-kind dividend was paid. As such, by the end of 2003, the liquidation preference of the originally issued Series B convertible preferred stock had increased to $264,746.

During the second quarter of 2005, the holders of the Series B convertible preferred stock converted an aggregate of $102,820 of the Series B convertible preferred stock, or 39% of the liquidation value of the preferred stock prior to conversion, into 7,344 shares of the Company’s common stock. During the second quarter of 2006, the holders of the Series B convertible preferred stock converted all of the remaining $161,926 of Series B convertible preferred stock into 11,566 shares of common stock. Please see Note 15, “Net Income per Common Share,” for a discussion of the details of the transactions and their impact on the Company’s net income per common share calculations.

11.

STOCK-BASED COMPENSATION

At the Company’s Annual Meeting of Stockholders held on June 13, 2006, the Company’s 2006 Stock Incentive Plan (the “2006 Plan”) was approved. The 2006 Plan replaced the Company’s existing 1997, 2000 and 2003 Stock Option Plans. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of such approval, other than with respect to outstanding options under those plans, which will continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock option exercises are primarily funded with the issuance of new shares of the Company’s common stock.

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

Through February 4, 2007, the Company has granted only serviced-based NQs under the 2006 Plan. The per share exercise price of NQs granted under the 2006 Plan cannot be less than the market price of the common stock on the date of grant. The NQs provide for accelerated vesting upon the optionee’s retirement (as defined in the 2006 Plan). The maximum duration of an NQ granted under the 2006 Plan is 10 years.

1997, 2000 and 2003 Stock Option Plans

Service-Based Stock Options - Under its 1997, 2000 and 2003 Stock Option Plans, the Company currently has service-based NQs and ISOs outstanding. Options were granted with an exercise price equal to the market price of

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

the common stock on the date immediately preceding the date of grant. NQs and ISOs granted have a 10-year duration. Options are cumulatively exercisable in either three installments commencing three years after the date of grant or in four installments commencing one year after the date of grant. The options provide for accelerated vesting upon the optionee’s retirement (as defined in the 1997, 2000 and 2003 Stock Option Plans).

In the first quarter of 2006, the Company adopted FASB Statement No. 123R, “Share-Based Payment.” FASB Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. Prior to 2006, the Company accounted for its stock options under the intrinsic value method of APB Opinion No. 25. Under APB Opinion No. 25, the Company did not recognize compensation expense because the exercise price of the Company’s stock options equaled the market price of the Company’s common stock on the date of grant.

The Company adopted FASB Statement No. 123R on a modified prospective basis. Under the modified prospective transition method, prior periods are not restated and stock-based compensation expense recognized during the year ended February 4, 2007 includes (i) the expense for all stock options granted prior to, but not yet vested as of January 29, 2006, based on the fair value estimated in accordance with the provisions of the now superceded FASB Statement No. 123; and (ii) the expense for all stock options granted during the year ended February 4, 2007, based on the fair value estimated in accordance with the provisions of FASB Statement No. 123R.

Net income for the year ended February 4, 2007 included $6,862 of pre-tax compensation expense related to stock options ($4,474 net of tax), which resulted in a $0.09 decrease in basic and an $0.08 decrease in diluted net income per common share. Net income for the years ended January 29, 2006 and January 30, 2005 did not include compensation expense related to stock options.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes model. The estimated fair value of the options, net of estimated forfeitures, is amortized to expense on a straight-line basis over the options’ vesting period. At February 4, 2007, there was $10,208 of unrecognized pre-tax compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted in each year:

	2006	2005	2004

Weighted average risk-free interest rate	4.72%	4.13%	3.76%
Weighted average expected option life	6.0 Years	6.0 Years	6.0 Years
Weighted average expected volatility	32.4%	25.9%	26.9%
Expected annual dividends per share	$ 0.15	$ 0.15	$0.15
Weighted average estimated fair
value per share of options granted	$15.27	$10.08	$5.89

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected option life. The expected option life represents the weighted average period of time that options granted are expected to be outstanding, based on vesting schedules and the contractual term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected option life. Expected dividends are based on the Company’s common stock cash dividend rate at the date of grant.

The Company receives a tax deduction for certain stock options when they are exercised. Prior to the adoption of FASB Statement No. 123R, the Company reported tax benefits resulting from the exercise of stock options as operating cash flows in its Consolidated Statements of Cash Flows. In accordance with FASB Statement No. 123R, the Company now reports excess tax benefits, if any, as financing cash flows. The actual income tax benefit realized

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

from stock option exercises for the year ended February 4, 2007 was $10,275, of which $6,164 was reported as excess tax benefits from stock option exercises in financing cash flows, with no comparable amount in 2005 or 2004. Excess tax benefits arise when the actual tax benefit resulting from a stock option exercise exceeds the tax benefit associated with the grant date fair value of the related stock option.

Service-based stock option activity for each year was as follows:

		Range of Exercise			Weighted Average
	Options	Prices Per Option			Price Per Option

Outstanding at February 1, 2004	5,323	$ 6.81	-	$27.88	$12.61
Granted	1,079	16.81	-	25.14	18.96
Exercised	1,401	6.81	-	16.55	12.24
Cancelled	130	9.38	-	27.88	15.68
Outstanding at January 30, 2005	4,871	6.81	-	25.14	14.04
Granted	1,732	25.88	-	35.63	31.16
Exercised	2,138	6.81	-	19.10	12.84
Cancelled	81	9.38	-	25.88	18.61
Outstanding at January 29, 2006	4,384	7.38	-	35.63	21.31
Granted	551	33.54	-	50.17	39.65
Exercised	1,047	9.00	-	35.63	16.78
Cancelled	97	9.38	-	39.12	24.28
Outstanding at February 4, 2007	3,791	$ 7.38	-	$50.17	$25.15
Exercisable at February 4, 2007	1,737	$ 7.38	-	$38.98	$19.69

The aggregate grant date fair value of service-based options that vested during 2006, 2005 and 2004 was $10,175, $3,825 and $3,303, respectively.

At February 4, 2007, the aggregate intrinsic value of options issued and outstanding was $113,131 and the aggregate intrinsic value of options exercisable was $61,308. The aggregate intrinsic values of service-based options exercised were $26,254, $41,436 and $17,214 in 2006, 2005 and 2004, respectively.

The weighted average remaining contractual life of options outstanding and options exercisable at February 4, 2007 was 7.0 and 5.5 years, respectively.

Total stock options available for grant at February 4, 2007 and January 29, 2006 amounted to 3,808 and 1,265 shares, respectively.

Performance-Based Stock Options - The Company made grants in 2004 of 1,750 performance-based NQs to Bruce J. Klatsky, the Company’s Chairman and former Chief Executive Officer. The options were granted with an exercise price of $18.75. The options had a seven-year duration and vesting was partly contingent upon a 20-day average stock price of the Company’s common stock. When the Company’s 20-day average stock price reached $22.50, 50% of the options vested. When the Company’s 20-day average stock price reached $25.00, 75% of the options vested. When the Company’s 20-day average stock price reached $27.50, 100% of the options vested. If these targets had not been achieved, the options would have fully vested six years after the date of grant. During 2004, 406 of the 1,750 performance-based NQs issued to Mr. Klatsky were exercised with an aggregate intrinsic value of $3,103, leaving 1,344 options outstanding. 907 of such stock options were exercisable at January 30, 2005, with a remaining contractual life of 6.2 years. During 2005, the remaining 1,344 of these stock options were exercised, with an aggregate intrinsic value of $12,043.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

The following summarizes the assumptions used to estimate the fair value of performance-based stock options granted:

2004

Weighted average risk-free interest rate	2.57%
Weighted average expected option life	3.6 Years
Weighted average expected volatility	26.3%
Expected annual dividends per share	$0.15
Weighted average estimated fair
value per share of options granted	$4.16

12.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the detail of accumulated other comprehensive loss, net of related taxes:

	2006	2005

Retirement liability adjustment	$(32,200)	$(33,729)
Foreign currency translation adjustment	-	(266)
Total	$(32,200)	$(33,995)

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

At February 4, 2007, minimum annual rental commitments under non-cancelable operating leases were as follows:

2007	$ 87,701
2008	79,567
2009	63,541
2010	49,289
2011	33,655
Thereafter	185,668
Total minimum lease payments	$499,421

The Company’s retail store leases represent $210,449 of the total minimum lease payments. The Company’s administrative offices and showrooms located in New York, New York represent $131,381 of the total minimum lease payments. The Company’s administrative offices located in Bridgewater, New Jersey represent $74,827 of the total minimum lease payments. The Company’s Calvin Klein administrative offices and showrooms represent $45,876 of the total minimum lease payments.

At February 4, 2007, aggregate future minimum rentals to be received under non-cancelable subleases are $3,600.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Rent expense was as follows:

	2006	2005	2004

Minimum	$ 89,085	$ 87,373	$80,306
Percentage and other	18,944	14,192	14,701
Less: Sublease rental income	(2,038)	(1,907)	(1,022)
Total	$105,991	$99,658	$93,985

14.

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

	Total
	Expected
	to be	Incurred	Liability
	Incurred	in 2006	at 2/4/07

Severance and termination benefits	$ 8,767	$ 8,767	$2,108
Long-lived asset impairments	988	988	-
Facility closing and other costs	1,539	1,539	-
Total	$11,294	$11,294	$2,108

The costs associated with closing the facility are included in selling, general and administrative expenses of the Wholesale Dress Furnishings segment.

Asset Impairments

In 2006, 2005 and 2004, the level of profitability in certain of the Company’s outlet retail stores was an impairment indicator which caused the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in certain of these stores were not recoverable. These determinations were made by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. The net book value of the long-lived assets in excess of the fair value was written off, which resulted in impairments of $2,464, $589 and $528 in 2006, 2005 and 2004, respectively. Fair value was estimated based on the net present value of the future cash flows expected from these stores. The impairment charges are principally included in selling, general and administrative expenses of the Retail Apparel and Related Products segment.

During 2005, Federated Department Stores, Inc. acquired The May Department Stores Company. In connection with the acquisition, Federated has closed certain of its locations. Since the Company had identifiable long-lived assets consisting of shops within stores (fixtures located in third party customer locations) in certain of the locations being closed, this was an impairment indicator which caused the Company to evaluate whether the net book value of these long-lived assets was recoverable. The Company determined that the long-lived assets in these locations were not recoverable and recorded impairments of $116 and $443 in 2006 and 2005, respectively. Since the long-lived assets related to locations to be closed, there were deemed to be no future cash flows associated with these locations, and therefore a fair value of zero was determined to apply to the long-lived assets in these locations. As such, the impairment recorded was equal to the net book value of the long-lived assets in these locations. This amount is included in selling, general and administrative expenses of the Wholesale Sportswear and Related Products segment.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Other Charges

On February 27, 2006, the Company announced that Mark Weber, who had been the Chief Executive Officer of the Company, was leaving the Company effective February 27, 2006 by agreement with the Company’s Board of Directors. Severance and other separation costs of $10,535 were recorded in the first quarter of 2006 in connection with the departure of Mr. Weber. These costs are included in Corporate selling, general and administrative expenses.

15.

NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	2006	2005	2004

Net income	$155,229	$111,688	$58,615
Less:
Preferred stock dividends on convertible stock	-	12,918	21,122
Preferred stock dividends on converted stock	3,230	2,051	-
Inducement payments and offering costs	10,948	14,205	-
Net income available to common stockholders
for basic net income per common share	$141,051	$ 82,514	$37,493

Add back preferred stock dividends on convertible stock	-	12,918	21,122
Net income available to common stockholders
for diluted net income per common share	$141,051	$ 95,432	$58,615

Weighted average common shares outstanding
for basic net income per common share	52,110	38,297	31,117
Impact of dilutive stock options	1,275	1,803	1,610
Impact of dilutive warrant	98	29	-
Impact of assumed convertible preferred stock conversion	-	11,566	18,910
Total shares for diluted net income per common
share	53,483	51,695	51,637

Basic net income per common share	$ 2.71	$ 2.15	$ 1.20
Diluted net income per common share	$ 2.64	$ 1.85	$ 1.14

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

As set forth in Emerging Issues Task Force (“EITF”) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” when convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income available to common stockholders in the calculation of net income per common share. As such, the inducement payments and offering costs paid by the Company in connection with the conversions and subsequent registered common stock offerings resulted in reductions of net income available to common stockholders for the years ended February 4, 2007 and January 29, 2006.

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	2006	2005	2004

Weighted average antidilutive securities	143	186	1,081

As set forth in EITF Topic D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock,” when a company effects an induced conversion of only a portion of a class of the company’s then-outstanding preferred stock, any excess consideration should be attributed to the converted shares, and the converted shares should be considered separately from the shares that were not converted for purposes of applying the “if-converted” method from the beginning of the period. As such, for purposes of the Company’s computation of diluted net income per common share for the year ended January 29, 2006, the portion of the Series B convertible preferred stock that was converted was considered separately from the portion of the Series B convertible preferred stock that was not converted. The inducement payment and offering costs paid by the Company in connection with the conversion and subsequent registered common stock offering were attributed to the portion of the Series B convertible preferred stock that was converted. As a result, conversion of the portion of the Series B convertible preferred stock that was converted into 3,347 weighted average common shares outstanding for the year ended January 29, 2006 was not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive.

In addition, conversion of the Series B convertible preferred stock that was converted into 3,241 weighted average common shares outstanding for the year ended February 4, 2007 was not assumed because the resulting impact on the calculation of diluted net income per common share would have been antidilutive.

16.

NONCASH FINANCING TRANSACTIONS

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the year ended January 29, 2006 was a decrease in Series B convertible preferred stock of $102,820, an increase in common stock of $7,302, an increase in additional capital of $94,870 and a decrease in treasury stock of $648 associated with the conversion of a portion of the Series B convertible preferred stock. Please see Note 10, “Series B Convertible Preferred Stock.”

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Omitted from the Financing Activities section of the Condensed Consolidated Statement of Cash Flows for the year ended February 4, 2007 was a decrease in Series B convertible preferred stock of $161,926, an increase in common stock of $11,566 and an increase in additional capital of $150,360 associated with the conversion of all of the remaining outstanding shares of the Series B convertible preferred stock. Please see Note 10, “Series B Convertible Preferred Stock.”

17.

SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments:  (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - This segment represents the results of the Company’s wholesale dress shirt and neckwear divisions. In 2006, 2005 and 2004, the Company’s wholesale dress shirt division derived revenues primarily from marketing dress shirts under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production (beginning in 2006), Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria (beginning in the second half of 2004), BCBG Attitude (beginning in the first half of 2004), Chaps (beginning in the second half of 2004), Sean John, Donald J. Trump Signature Collection (beginning in 2005), JOE Joseph Abboud (beginning in the second quarter of 2006) and MICHAEL Michael Kors (beginning in the second half of 2004), to department, mid-tier department and specialty stores. The Company began marketing neckwear at wholesale in the fourth quarter of 2006 upon the acquisition of the assets of Superba, Inc. The Company’s neckwear division derived revenues primarily from marketing neckwear under the brand names Arrow, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar and Jones New York. The Company also marketed dress shirts and neckwear under various private label brands in 2006, 2005 and 2004.

Wholesale Sportswear and Related Products Segment - The Company aggregates its wholesale sportswear divisions into the Wholesale Sportswear and Related Products segment. In 2006, 2005 and 2004, this segment derived revenues primarily from marketing sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, Arrow, Calvin Klein and, beginning in 2006, Donald J. Trump Signature Collection to department, mid-tier department and specialty stores.

Retail Apparel and Related Products Segment - The Company aggregates its Van Heusen, Izod, Geoffrey Beene and Calvin Klein retail divisions into the Retail Apparel and Related Products segment. In 2006, 2005 and 2004, this segment derived revenues principally from operating retail stores in the outlet channel of distribution which sell apparel and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene and Calvin Klein. In addition, the Company aggregates the results of its Calvin Klein Collection retail division into the Retail Apparel and Related Products segment. This division sells Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price retail store located in New York City. In 2005 and 2004, this division also included sales from the Company’s Calvin Klein Collection stores located in Dallas and Paris, which the Company closed at the end of 2005.

Retail Footwear and Related Products Segment - This segment represents the results of the Company’s Bass retail division. In 2006, 2005 and 2004, this division derived revenues principally from operating retail stores, primarily in the outlet channel of distribution, which sell footwear, apparel and accessories under the Bass brand name.

Calvin Klein Licensing Segment - The Company aggregates the results of its Calvin Klein licensing and advertising divisions into the Calvin Klein Licensing segment. In 2006, 2005 and 2004, this segment derived revenues from licensing and similar arrangements worldwide relating to the use by third parties of the Calvin Klein Collection, ck Calvin Klein and Calvin Klein brands for a broad array of products and retail services.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

The following tables present summarized information by segment:

2006	2005	2004

Revenues - Wholesale Dress Furnishings
Net sales	$ 371,429	$ 394,670	$ 326,829
Royalty revenues	6,751	6,539	2,446
Advertising and other revenues	1,962	1,300	410
Total	380,142	402,509	329,685

Revenues - Wholesale Sportswear and Related Products
Net sales	557,608	494,062	401,505
Royalty revenues	11,350	11,546	6,758
Advertising and other revenues	4,458	4,412	3,128
Total	573,416	510,020	411,391

Revenues - Retail Apparel and Related Products
Net sales	639,369	556,355	467,019
Royalty revenues	7,712	7,387	7,380
Total	647,081	563,742	474,399

Revenues - Retail Footwear and Related Products
Net sales	280,766	252,167	264,882
Royalty revenues	642	700	560
Total	281,408	252,867	265,442

Revenues - Calvin Klein Licensing
Royalty revenues	155,881	132,632	119,041
Advertising and other revenues	52,720	47,078	41,470
Total	208,601	179,710	160,511

Total Revenues
Net sales	1,849,172	1,697,254	1,460,235
Royalty revenues	182,336	158,804	136,185
Advertising and other revenues	59,140	52,790	45,008
Total(1)	$2,090,648	$1,908,848	$1,641,428

Operating income - Wholesale Dress Furnishings	$ 35,860(2)	$ 54,549	$ 41,065

Operating income - Wholesale Sportswear and Related Products	86,268	81,024	39,621(4)

Operating income - Retail Apparel and Related Products	62,030	27,710	12,587

Operating income - Retail Footwear and Related Products	20,897	10,760	6,522

Operating income - Calvin Klein Licensing	125,090(3)	74,751	63,204

Corporate expenses(5)	64,839	41,948	33,120

Income before interest and taxes	$ 265,306	$ 206,846	$ 129,879

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

(1)

No single customer accounted for greater than 10% of the company’s revenues in 2004. In 2005, Federated Department Stores, Inc. acquired The May Department Stores Company. The combined company accounted for 11.4% and 13.7% of the Company’s revenues in 2006 and 2005 respectively, reported in the Wholesale Dress Furnishings and the Wholesale Sportswear and Related Products segments.

 (2)

Operating income for the Wholesale Dress Furnishings segment in 2006 includes $11,294 of costs associated with closing the Company’s manufacturing facility in Ozark, Alabama.

(3)

Operating income for the Calvin Klein Licensing segment in 2006 includes a gain of $32,043 associated with the sale by a subsidiary of the Company of minority interests in certain entities that operate various Calvin Klein jeans and sportswear businesses in Europe and Asia and ck Calvin Klein bridge apparel and accessories businesses in Europe.

(4)

Operating income for the Wholesale Sportswear and Related Products segment in 2004 includes $12,643 of costs associated with exiting the wholesale footwear business and related costs.

(5)

Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, and beginning in 2006, all stock-based compensation expenses. Corporate expenses in 2006 include $10,535 of severance and related costs resulting from the departure of Mark Weber, the Company’s former Chief Executive Officer.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

	2006	2005	2004
Identifiable Assets
Wholesale Dress Furnishings	$ 235,436	$ 129,630	$ 119,928
Wholesale Sportswear and Related Products	269,593	271,420	271,361
Retail Apparel and Related Products	204,113	176,570	172,101
Retail Footwear and Related Products	57,223	55,260	59,583
Calvin Klein Licensing	714,848	689,852	651,612
Corporate	517,272	430,750	274,997
Total	$1,998,485	$1,753,482	$1,549,582
Depreciation and Amortization
Wholesale Dress Furnishings	$ 3,182	$ 3,737	$ 3,779
Wholesale Sportswear and Related Products	5,833	6,781	5,432
Retail Apparel and Related Products	16,145	13,288	11,101
Retail Footwear and Related Products	5,361	5,366	5,805
Calvin Klein Licensing	2,153	1,861	2,017
Corporate	5,228	4,448	3,888
Total	$ 37,902	$ 35,481	$ 32,022
Identifiable Capital Expenditures
Wholesale Dress Furnishings	$ 3,108	$ 2,782	$ 2,509
Wholesale Sportswear and Related Products	6,680	6,271	7,926
Retail Apparel and Related Products	23,210	20,534	26,383
Retail Footwear and Related Products	8,183	3,607	5,946
Calvin Klein Licensing	1,714	1,279	1,124
Corporate	3,266	2,970	2,307
Total	$ 46,161	$ 37,443	$ 46,195

Assets related to the Company’s segments are principally located in the United States.

Revenues for all segments occurred principally in the United States, except for the Calvin Klein Licensing segment, which occurred as follows:

	2006	2005	2004

Domestic	$ 91,784	$ 84,284	$ 71,797
Foreign	116,817	95,426	88,714
Total	$208,601	$179,710	$160,511

18.

OTHER COMMENTS

The Company has guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of February 4, 2007 is approximately $4,600, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,900 as of February 4, 2007, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

One of the Company’s directors, Joel H. Goldberg, owns Career Consultants, Inc. and S.K. Associates, Inc. During 2006, 2005 and 2004, the Company purchased services of approximately $797, $616 and $1,220, respectively, from Mr. Goldberg and his two companies for management consulting and recruiting.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Included in selling, general and administrative expenses on the Company’s Consolidated Income Statements are foreign currency transaction gains of $249 (2006), losses of $78 (2005) and gains of $599 (2004).

Included in accrued expenses on the Company’s Consolidated Balance Sheets are certain incentive compensation costs of $21,909 and $16,508 as of February 4, 2007 and January 29, 2006, respectively and certain wholesale sales allowance accruals of $27,202 and $22,188 as of February 4, 2007 and January 29, 2006, respectively.

The Company is a party to certain litigation which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

In connection with the Company’s acquisition of Calvin Klein, the Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share. Such warrants remained outstanding as of February 4, 2007.

During each of 2006, 2005 and 2004, the Company paid four $0.0375 per share cash dividends on its common stock.

PHILLIPS-VAN HEUSEN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

(In thousands, except per share data)

The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods (except the fourth quarter of 2006, which included fourteen weeks) of the fiscal years presented:

	1st Quarter		2nd Quarter		3rd Quarter	4th Quarter
	2006(1)	2005	2006(2)	2005(3)	2006	2005	2006	2005

Total revenues	$506,438	$472,109	$458,928	$443,469	$568,261	$533,181	$557,021	$460,089
Gross profit	242,724	209,394	227,147	210,156	280,381	249,246	279,612	222,259
Net income	48,745	24,980	28,953	23,500	50,773	40,289	26,758	22,919

Basic net income
per common share	1.05	0.60	0.33	0.17	0.92	0.88	0.48	0.46

Diluted net income
per common share	0.87	0.46	0.33	0.16	0.89	0.73	0.47	0.41

Price range of common
stock per share
High	41.04	29.71	41.50	35.06	47.12	35.38	56.46	36.83
Low	32.82	24.11	32.21	25.80	33.89	26.75	43.77	27.87

(1) The first quarter of 2006 includes (a) a pre-tax gain of $31,368 associated with the sale by the Company on January 31, 2006 of minority interests in certain entities that operate various licensed Calvin Klein jeans and sportswear businesses in Europe and Asia and ck Calvin Klein bridge apparel and accessories businesses in Europe; (b) pre-tax costs of $10,535 resulting from the departure in February 2006 of Mark Weber, the Company’s former Chief Executive Officer; and (c) pre-tax costs of $9,397 associated with closing the Company’s apparel manufacturing facility in Ozark, Alabama in May 2006.

(2) The second quarter of 2006 includes (a) an inducement payment of $10,178 and offering costs totaling $770 incurred by the Company in connection with the voluntary conversion by the holders of the Company’s Series B convertible preferred stock of such stock into shares of common stock and the subsequent sale of a portion of such common shares by the holders. The inducement payment and offering costs incurred by the Company resulted in a reduction of net income available to common stockholders for purposes of calculating diluted net income per common share; (b) a $675 adjustment to the pre-tax gain recorded in the first quarter of 2006 associated with the sale by the Company on January 31, 2006 of minority interests in certain entities that operate various licensed Calvin Klein jeans and sportswear businesses in Europe and Asia and ck Calvin Klein bridge apparel and accessories businesses in Europe; (c) pre-tax costs of $1,897 associated with closing the Company’s apparel manufacturing facility in Ozark, Alabama in May 2006.

(3)  The second quarter of 2005 includes an inducement payment of $12,853 and offering costs totaling $1,352 incurred by the Company in connection with the voluntary conversion by the holders of the Company’s Series B convertible preferred stock of a portion of such stock into shares of common stock and the subsequent sale of such common shares by the holders. The inducement payment and offering costs incurred by the Company resulted in a reduction of net income available to common stockholders for purposes of calculating diluted net income per common share.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include certain amounts based on management’s best judgments and estimates.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the underlying transactions, including the acquisition and disposition of assets; (ii) provide reasonable assurance that the Company’s assets are safeguarded and transactions are executed in accordance with management’s authorization and are recorded as necessary to permit preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

The Audit Committee of the Company’s Board of Directors, composed solely of directors who are independent in accordance with New York Stock Exchange listing standards, the Securities Exchange Act of 1934, the Company’s Corporate Governance Guidelines and its charter, meets periodically with the Company’s independent auditors, the Company’s internal auditors and management to discuss internal control over financial reporting, auditing and financial reporting matters. Both the independent auditors and the Company’s internal auditors periodically meet alone with the Audit Committee and have free access to the Committee.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 4, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 4, 2007.

The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee, subject to ratification by the Company’s stockholders. Ernst & Young LLP have audited and reported on the consolidated financial statements of the Company, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report on Form 10-K.

/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER

Emanuel Chirico	Michael Shaffer
Chief Executive Officer	Executive Vice President and
March 26, 2007	Chief Financial Officer
March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Phillips-Van Heusen Corporation maintained effective internal control over financial reporting as of February 4, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phillips-Van Heusen Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Phillips-Van Heusen Corporation maintained effective internal control over financial reporting as of February 4, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Phillips-Van Heusen Corporation maintained, in all material respects, effective internal control over financial reporting as of February 4, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of February 4, 2007 and January 29, 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 4, 2007 and our report dated March 26, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New York, New York

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of February 4, 2007 and January 29, 2006, and the related consolidated income statements, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for each of the three years in the period ended February 4, 2007. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at February 4, 2007 and January 29, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 4, 2007 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its methods of accounting for stock-based compensation on January 30, 2006 and defined-benefit pension and other postretirement plan obligations on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Phillips-Van Heusen Corporation’s internal control over financial reporting as of February 4, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2007, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New York, New York

March 26, 2007

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY

(In thousands, except per share data, percents and ratios)

	2006(1)	2005(2)	2004(3)	2003(4)	2002
Summary of Operations
Revenues	$2,090,648	$1,908,848	$1,641,428	$1,568,836	$1,392,038
Cost of goods sold and expenses	1,825,342	1,702,002	1,511,549	1,509,558	1,323,003
Income before interest and taxes	265,306	206,846	129,879	59,278	69,035
Interest expense, net	16,873	28,577	42,857	36,372	22,729
Income tax expense	93,204	66,581	28,407	8,200	15,869
Net income	$ 155,229	$ 111,688	$ 58,615	$ 14,706	$ 30,437

Per Share Statistics
Basic net income (loss) per common share	$ 2.71	$ 2.15	$ 1.20	$ (0.18)	$ 1.10
Diluted net income (loss) per common share	2.64	1.85	1.14	(0.18)	1.08

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	16.87	14.12	11.23	9.68	9.80

Financial Position
Current assets	785,003	669,691	493,364	490,584	451,127
Current liabilities	283,166	230,659	208,493	182,864	127,439
Working capital	501,837	439,032	284,871	307,720	323,688
Total assets	1,998,485	1,753,482	1,549,582	1,439,283	771,700
Long-term debt	399,538	399,525	399,512	399,097	249,012
Series B convertible preferred stock	-	161,926	264,746	264,746	-
Stockholders’ equity	$ 942,157	$ 610,662	$ 364,026	$ 296,157	$ 272,227

Other Statistics
Total debt to total capital(5)	29.8%	34.1%	38.9%	41.6%	47.8%
Net debt to net capital(6)	3.4%	14.6%	30.5%	32.2%	32.6%
Current ratio	2.8	2.9	2.4	2.7	3.5

(1)

2006 includes (a) a pre-tax gain of $32,043 associated with the sale by the Company on January 31, 2006 of minority interests in certain entities that operate various licensed Calvin Klein jeans and sportswear businesses in Europe and Asia and ck Calvin Klein bridge apparel and accessories businesses in Europe; (b) pre-tax costs of $10,535 resulting from the departure in February 2006 of Mark Weber, the Company’s former Chief Executive Officer; (c) pre-tax costs of $11,294 associated with closing the Company’s apparel manufacturing facility in Ozark, Alabama in May 2006; and (d) an inducement payment of $10,178 and offering costs totaling $770 incurred by the Company in connection with the voluntary conversion by the holders of the Company’s Series B convertible preferred stock of a portion of such stock into shares of common stock and the subsequent sale of a portion of such common shares by the holders. The inducement payment and offering costs resulted in a reduction of net income available to common stockholders for purposes of calculating diluted net income per common share. 2006 includes 53 weeks of operations.

(2)

2005 includes an inducement payment of $12,853 and offering costs totaling $1,352 incurred by the Company in connection with the voluntary conversion by the holders of the Company’s Series B convertible preferred stock of a portion of such stock into shares of common stock and the subsequent sale of such common shares by the holders. The inducement payment and offering costs resulted in a reduction of net income available to common stockholders for purposes of calculating diluted net income per common share.

(3)

2004 includes pre-tax charges of $9,374 related to debt extinguishment costs, pre-tax charges of $14,033 associated with the closing of certain outlet retail stores and exiting the wholesale footwear business and other related costs, and a $3,016 tax benefit associated with the realization of certain state net operating loss carryforwards.

(4)

2003 includes pre-tax charges of $36,366 related to integration costs associated with the Company’s acquisition of Calvin Klein, pre-tax charges of $20,739 associated with the impairment and closing of certain outlet retail stores and exiting the wholesale footwear business and other related costs, and a pre-tax gain of $3,496 resulting from the Company’s sale of its minority interest in Gant Company AB. Calvin Klein integration costs consist of (a) the operating losses of certain Calvin Klein businesses which the Company has closed or licensed, and associated costs in connection therewith and (b) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

(5)

Total capital equals interest-bearing debt, preferred stock and stockholders’ equity.

(6)

Net debt and net capital are total debt and total capital reduced by cash.

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY (CONTINUED)

(In thousands, except per share data, percents and ratios)

	2001(1)	2000(2)	1999	1998	1997(3)
Summary of Operations
Revenues	$1,418,185	$1,440,719	$1,260,533	$1,293,907	$1,341,465
Cost of goods sold and expenses	1,377,046	1,370,182	1,212,223	1,250,422	1,428,618
Income (loss) before interest and taxes	41,139	70,537	48,310	43,485	(87,153)
Interest expense, net	24,451	22,322	22,430	27,743	20,672
Income tax expense (benefit)	6,008	18,115	9,007	3,915	(41,246)
Net income (loss)	$ 10,680	$ 30,100	$ 16,873	$ 11,827	$ (66,579)

Per Share Statistics
Basic net income (loss) per common share	$ 0.39	$ 1.10	$ 0.62	$ 0.43	$ (2.46)
Diluted net income (loss) per common share	0.38	1.10	0.62	0.43	(2.46)

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	9.62	9.80	8.86	8.39	8.11

Financial Position
Current assets	405,300	436,381	425,970	368,017	385,018
Current liabilities	114,358	138,095	124,580	132,686	133,335
Working capital	290,942	298,286	301,390	235,331	251,683
Total assets	708,933	724,364	673,748	674,313	660,459
Long-term debt	248,935	248,851	248,784	248,723	241,004
Stockholders’ equity	$ 265,727	$ 268,561	$ 241,685	$ 228,888	$ 220,305

Other Statistics
Total debt to total capital(4)	48.4%	48.1%	50.7%	54.0%	53.0%
Net debt to net capital(5)	43.6%	46.0%	38.9%	53.0%	51.8%
Current ratio	3.5	3.2	3.4	2.8	2.9

(1)

2001 includes pre-tax charges of $21,000 for restructuring and other expenses.

(2)

2000 includes 53 weeks of operations.

(3)

1997 includes pre-tax charges of $132,700 for restructuring and other expenses.

(4)

Total capital equals interest-bearing debt and stockholders’ equity.

(5)

Net debt and net capital are total debt and total capital reduced by cash.

SCHEDULE II

PHILLIPS-VAN HEUSEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions(a)	of Period

Year Ended February 4, 2007

Deducted from asset accounts:
Allowance for doubtful
accounts	$3,111	$ 202	$87	$ 847	$2,553

Year Ended January 29, 2006

Deducted from asset accounts:
Allowance for doubtful
accounts	$3,085	$1,038	$ -	$1,012	$3,111

Year Ended January 30, 2005

Deducted from asset accounts:
Allowance for doubtful
accounts	$5,863	$ (615)	$ -	$2,163	$3,085

(a)

Principally accounts written-off as uncollectible