Form 10-Q
period 2007-05-06
PHILLIPS VAN HEUSEN CORP /DE/
filed 2007-06-15
CIK 78239

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 6, 2007

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

(212) 381-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒         Accelerated filer         ☐         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of June 1, 2007 was 56,180,892.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of May 6, 2007, February 4, 2007 and
April 30, 2006	2

Condensed Consolidated Income Statements for the Thirteen Weeks Ended
May 6, 2007 and April 30, 2006	3

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 6, 2007
and April 30, 2006	4

Notes to Condensed Consolidated Financial Statements	5-13

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	13-18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	18-19

Item 4 - Controls and Procedures	19

PART II -- OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6 - Exhibits	20-22

Signatures	23

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenues and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositioning of brands by our licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to realize revenue growth from developing and growing Calvin Klein; (iv) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenues or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of May 6, 2007 and April 30, 2006 and the related condensed consolidated income statements and statements of cash flows for the thirteen week periods ended May 6, 2007 and April 30, 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Phillips-Van Heusen Corporation as of February 4, 2007, and the related consolidated income statement, statement of changes in stockholders’ equity, and statement of cash flows for the year then ended (not presented herein) and in our report dated March 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 4, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New York, New York

June 14, 2007

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	May 6,	February 4,	April 30,
	2007	2007	2006
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$ 299,732	$ 366,099	$ 305,154
Accounts receivable, net of allowances for doubtful accounts of
$2,937, $2,553 and $3,878	177,249	92,317	142,618
Inventories	281,427	284,894	233,471
Prepaid expenses	41,804	39,553	14,639
Other, including deferred taxes of $1,969, $1,969 and $23,435	2,211	2,140	23,691
Total Current Assets	802,423	785,003	719,573
Property, Plant and Equipment, net	170,767	172,040	154,966
Goodwill	277,392	271,111	206,736
Tradenames	621,135	621,135	612,966
Perpetual License Rights	86,000	86,000	86,000
Customer Relationships	34,718	35,310	-
Other Intangible Assets	345	360	405
Other Assets	29,424	27,526	25,214
Total Assets	$2,022,204	$1,998,485	$1,805,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 75,900	$ 81,874	$ 47,943
Accrued expenses	128,568	173,583	135,958
Deferred revenue	25,415	27,709	21,091
Total Current Liabilities	229,883	283,166	204,992
Long-Term Debt	399,541	399,538	399,528
Other Liabilities, including deferred taxes of $220,433, $256,322
and $253,738	397,583	373,624	374,885

Series B convertible preferred stock, par value $100 per share; 6,116
shares authorized, issued and outstanding as of April 30, 2006	-	-	161,926

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized, including Series B convertible (125,000 shares
designated as Series A; 25,000; 25,000 and 18,884 shares
undesignated); no Series A or undesignated shares issued	-	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; shares issued and outstanding 56,099,631;
55,850,012 and 43,634,731	56,100	55,850	43,635
Additional capital	538,385	530,002	357,688
Retained earnings	432,469	388,555	297,174
Accumulated other comprehensive loss	(31,523)	(32,200)	(33,968)
Less: 4,207; 1,000 and 0 shares of common stock held in treasury,
at cost	(234)	(50)	-
Total Stockholders’ Equity	995,197	942,157	664,529
Total Liabilities and Stockholders’ Equity	$2,022,204	$1,998,485	$1,805,860

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended
	May 6,	April 30,
	2007	2006

Net sales	$520,452	$454,188
Royalty revenues	51,606	39,635
Advertising and other revenues	19,848	12,615
Total revenues	591,906	506,438

Cost of goods sold	299,333	263,714

Gross profit	292,573	242,724

Selling, general and administrative expenses	207,029	191,029

Gain on sale of investments, net	3,335	31,368

Income before interest and taxes	88,879	83,063

Interest expense	8,480	8,538
Interest income	4,006	2,970

Income before taxes	84,405	77,495

Income tax expense	31,399	28,750

Net income	53,006	48,745

Preferred stock dividends on convertible stock	-	3,230

Net income available to common stockholders	$ 53,006	$ 45,515

Basic net income per common share	$ 0.95	$ 1.05

Diluted net income per common share	$ 0.92	$ 0.87

Dividends declared per common share	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Thirteen Weeks Ended
	May 6,	April 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$ 53,006	$ 48,745
Adjustments to reconcile to net cash (used) provided by operating activities:
Depreciation	9,185	8,169
Amortization	1,740	1,123
Stock-based compensation	2,528	1,608
Deferred taxes	415	24,009
Impairment of long-lived assets	1,279	549
Gain on sale of investments, net	(3,335)	(31,368)

Changes in operating assets and liabilities:
Accounts receivable	(84,932)	(39,818)
Inventories	3,467	24,248
Accounts payable, accrued expenses and deferred revenue	(41,513)	(25,667)
Prepaid expenses	(2,251)	3,483
Other, net	4,718	2,501
Net cash (used) provided by operating activities	(55,693)	17,582

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,168)	(5,916)
Acquisition of Superba	800	-
Contingent purchase price payments to Mr. Calvin Klein	(7,081)	(6,737)
Proceeds from sale of investments	3,335	32,136
Net cash (used) provided by investing activities	(12,114)	19,483

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,606	5,741
Excess tax benefits from exercise of stock options	2,226	1,922
Acquisition of treasury shares	(184)	-
Cash dividends on common stock	(4,208)	(3,701)
Cash dividends on convertible preferred stock	-	(3,230)
Net cash provided by financing activities	1,440	732

(Decrease) Increase in cash	(66,367)	37,797

Cash at beginning of period	366,099	267,357

Cash at end of period	$299,732	$305,154

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

1.  GENERAL

The Company’s fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 4, 2007.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from the estimates.

The results of operations for the thirteen weeks ended May 6, 2007 and April 30, 2006 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the condensed consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, G.H. Bass Earth, Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, MICHAEL Michael Kors, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar, Jones New York and to other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At May 6, 2007, February 4, 2007 and April 30, 2006, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  ACQUISITION OF SUPERBA

On January 2, 2007, the Company completed its acquisition of substantially all of the assets of Superba, Inc., a privately-held manufacturer and distributor of neckwear in the United States and Canada. Prior to the acquisition, Superba had been licensing the ARROW trademark from the Company in the United States for use on and in connection with neckwear. The Company paid $113,262, including transaction expenses, in the fourth quarter of 2006 and incurred additional transaction expenses of $200 in the first quarter of 2007 in connection with the acquisition. The amount paid by the Company at closing for the acquisition is subject to adjustment based on the difference, if any, between the average working capital and closing date working capital of the acquired business. During the first quarter of 2007, the Company received a payment of $1,000 based on a preliminary estimate of such difference. The parties are in the process of finalizing the calculation of the value of the closing date working capital. The Company is also required to pay contingent purchase price payments to Superba if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The maximum payout that Superba can receive is $15,000, $25,000 and $30,000 with respect to earnings in 2007, 2008 and 2009, respectively. Any such payments would be payable 90 days after the applicable year end and would be recorded as additions to goodwill. No such payments were recorded for the thirteen weeks ended May 6, 2007.

4.  GOODWILL

The changes in the carrying amount of goodwill for the period ended May 6, 2007, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of February 4, 2007	$50,289	$82,133	$138,689	$271,111
Contingent purchase price payments to Mr. Calvin Klein	-	-	7,081	7,081
Adjustments to Superba purchase price allocation	(800)	-	-	(800)
Balance as of May 6, 2007	$49,489	$82,133	$145,770	$277,392

Contingent purchase price payments to Mr. Calvin Klein relate to the Company’s acquisition in 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies. Such payments are based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands for 15 years from the date of purchase.

5.  RETIREMENT AND BENEFIT PLANS

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

Net benefit cost was recognized as follows:

	Pension Plans		CAP Plan		Postretirement Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	5/6/07	4/30/06	5/6/07	4/30/06	5/6/07	4/30/06

Service cost, including plan
expenses	$ 1,826	$ 1,551	$ 46	$ 45	$ -	$ -
Interest cost	3,589	3,361	251	242	348	403
Amortization of net loss	1,171	1,838	-	-	95	92
Expected return on plan assets	(4,342)	(3,866)	-	-	-	-
Amortization of prior service cost	30	104	-	-	(204)	(111)
Settlement loss	-	2,247	-	-	-	-
Special termination benefits	-	723	-	-	-	242
Total	$ 2,274	$ 5,958	$297	$287	$239	$ 626

The settlement loss related to the pension plans for the thirteen weeks ended April 30, 2006 resulted from the departure of Mark Weber, the Company’s former Chief Executive Officer.

The special termination benefits related to the pension plans for the thirteen weeks ended April 30, 2006 resulted from the closure of the Company’s manufacturing facility located in Ozark, Alabama.

6.  INCOME TAXES

In the first quarter of 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, the Company increased its liability for unrecognized tax benefits by $4,884, inclusive of interest and penalties, which was accounted for as a reduction to the Company’s first quarter of 2007 beginning balance of retained earnings. In addition, the Company also reclassified $48,955 from taxes payable and deferred tax liabilities to a liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the beginning of 2007 was $53,839.

Upon adoption of FIN 48, the Company elected to classify any interest and penalties related to unrecognized tax benefits in the Company’s income tax provision. Interest and penalties recognized in the Company’s Condensed Consolidated Income Statement for the thirteen weeks ended May 6, 2007 were immaterial. Interest and penalties accrued in the Company’s Condensed Consolidated Balance Sheet as of May 6, 2007 totaled $2,609.

During the quarter ended May 6, 2007, the Company’s liability for unrecognized tax benefits increased by $4,036 to $57,875. If such amount was recognized, $56,910 would reduce the effective tax rate and $965 would reduce goodwill.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations has expired for United States Federal, foreign, state and local income tax returns filed by the Company for years through 2002.

While it is expected that the amount of unrecognized tax benefits will increase in the next 12 months, the Company does not expect this change to have a significant impact on the Company's consolidated results of operations or financial position.

7.  SERIES B CONVERTIBLE PREFERRED STOCK

In connection with the Company’s acquisition of Calvin Klein in 2003, the Company issued $250,000 of Series B convertible preferred stock. The Series B convertible preferred stock had a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly in cash. In certain quarters in 2003, the Company elected not to pay a cash dividend and the Series B convertible preferred stock was treated as if an in-kind dividend was paid. As such, by the end of 2003, the liquidation preference of the originally issued Series B convertible preferred stock increased to $264,746.

During the second quarter of 2005, the holders of the Series B convertible preferred stock converted an aggregate of $102,820 of the Series B convertible preferred stock into 7,344 shares of the Company’s common stock. During the second quarter of 2006, the holders of the Series B convertible preferred stock converted all of the remaining $161,926 of Series B convertible preferred stock into 11,566 shares of common stock.

8.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended
	5/6/07	4/30/06

Net income	$53,006	$48,745
Pension and postretirement plans, net of tax expense of $415 and $0	677	-
Foreign currency translation adjustments, net of tax expense of $0 and $17	-	27
Comprehensive income	$53,683	$48,772

9.  STOCK-BASED COMPENSATION

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

2006 Stock Incentive Plan

Under the 2006 Plan, the Company may grant the following types of incentive awards: (i) non-qualified stock options (“NQs”); (ii) incentive stock options (“ISOs”); (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; and (vii) other stock-based awards. Each award granted under the 2006 Plan is evidenced by an award agreement that specifies, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, applicable performance period(s) and performance measure(s), and such other terms and conditions as the plan committee determines.

Through May 6, 2007, the Company has granted only service-based NQs and RSUs along with performance shares under the 2006 Plan. The per share exercise price of options granted under the 2006 Plan cannot be less than the market price of the common stock on the date of grant (the date prior to the date of grant for awards granted prior to September 21, 2006) and the maximum duration of options granted under the 2006 Plan is ten years. The award agreements for options and RSUs granted under the 2006 Plan generally provide for accelerated vesting upon the participant’s retirement (as defined in the 2006 Plan).

1997, 2000 and 2003 Stock Option Plans

Under its 1997, 2000 and 2003 Stock Option Plans, the Company currently has service-based NQs and ISOs outstanding. Options were granted with an exercise price equal to the market price of the common stock on the date immediately preceding the date of grant. NQs and ISOs granted have a ten-year duration. Options are generally cumulatively exercisable in either three substantially equal installments commencing three years after the date of grant or in four substantially equal installments commencing one year after the date of grant. The options provide for accelerated vesting upon the optionee’s retirement (as defined in the 1997, 2000 and 2003 Stock Option Plans).

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes model. The estimated fair value of the options, net of estimated forfeitures, is amortized to expense on a straight-line basis over the options’ vesting period.

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirteen weeks ended May 6, 2007 and April 30, 2006, respectively:

Thirteen Weeks Ended
	5/6/07	4/30/06
Weighted average risk-free interest rate	4.67%	4.69%
Weighted average expected option life	6.3 Years	6.1 Years
Weighted average expected volatility	33.3%	33.2%
Expected annual dividends per share	$0.15	$0.15
Weighted average estimated fair value per share of options granted	$24.02	$15.59

The Company receives a tax deduction for certain stock-based compensation transactions. For the thirteen weeks ended May 6, 2007 and April 30, 2006, such tax deductions related only to the exercise of certain stock options. The actual income tax benefit realized from stock option exercises for the thirteen weeks ended May 6, 2007 and April 30, 2006 was $2,521 and $4,677, respectively. Of those amounts, $2,226 and $1,922, respectively, were excess tax benefits from stock option exercises. Excess tax benefits arise when the actual tax benefit resulting from a stock option exercise exceeds the tax benefit associated with the grant date fair value of the related stock option. In accordance with FASB Statement No. 123R, the Company reported excess tax benefits as financing cash flows in its Condensed Consolidated Statements of Cash Flows.

Stock option activity for the thirteen weeks ended May 6, 2007 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at February 4, 2007	3,791	$25.15
Granted	216	58.62
Exercised	250	14.45
Cancelled	8	26.69
Outstanding at May 6, 2007	3,749	$27.79
Exercisable at May 6, 2007	1,990	$20.85

During the thirteen weeks ended May 6, 2007, the Company granted 133 RSUs at a weighted average fair value of $55.35 per share. The RSUs vest in three installments commencing two years after the date of grant. The RSU award agreements provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of the RSUs is equal to the closing price of the Company’s common stock on the date of grant. The fair value of the RSUs, net of estimated forfeitures, is amortized to expense on a straight-line basis over the RSUs’ vesting period.

During the thirteen weeks ended May 6, 2007, the Company issued performance share awards to certain qualified individuals. The Company’s Executive Vice President and Chief Financial Officer, Vice Chairman - Retail Apparel and President and Chief Operating Officer of Calvin Klein, Inc., a wholly owned subsidiary of the Company, each received performance share awards subject to a performance period of two years. Additionally, these individuals and the Company’s Chief Executive Officer, President and Chief Operating Officer, and Vice Chairman - Wholesale Apparel each received performance share awards subject to a performance period of three years. The final number of shares that will be delivered, if any, is contingent upon the Company’s achievement of a goal based on both earnings growth and improvement in return on equity during the applicable performance cycle. Depending on the level of objectives achieved, up to a total number of 13 shares will be issued for the two-year performance period and up to 69 shares for the three-year performance period. The fair value of the performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as the performance shares do not accrue dividends prior to being earned. The Company records expense for performance shares ratably based on such fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued.

10.  ASSET IMPAIRMENTS

During 2007, the level of profitability in certain of the Company’s retail stores was an impairment indicator which caused the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in these stores were not recoverable. These determinations were made by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. The net book value of $1,279 of the long-lived assets was written off, as the fair value of the assets, which was estimated based on the net present value of the future cash flows expected from these stores, was $0. The impairment charge was included in selling, general and administrative expenses of the Retail Apparel and Related Products segment.

During 2006, the Company closed its manufacturing facility located in Ozark, Alabama, which resulted in the Company recording a long-lived asset impairment of $549 in the first quarter of 2006. The impairment charge was included in selling, general and administrative expenses of the Wholesale Dress Furnishings segment.

11.  SALE OF INVESTMENTS

On January 31, 2006, Warnaco, Inc. (“Warnaco”) acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company accounted for the investments in these entities under the cost method and, as such, the investments had a carrying amount of $768 at the time of the sale. During the first quarter of 2006, the Company received $32,136 in cash proceeds from the sale of these entities, net of an amount held in escrow and associated fees. The sale resulted in a pre-tax gain of $31,368 in the first quarter of 2006, which is net of related fees, an amount held in escrow and the carrying value of the investments. The Company’s share of the cash proceeds being held in escrow represents security for indemnification of certain potential losses incurred by Warnaco, as well as other adjustments to the purchase price. During the first quarter of 2007, $3,335 was released to the Company from escrow. The escrow release was net of the Company’s share of certain indemnification obligations and the agreed upon adjustment to the purchase price based on the actual working capital of the businesses sold as of the closing date. The Company recorded this release of escrow as an additional gain. The balance of the Company’s share of the amount held in escrow as of May 6, 2007 totaled approximately $1,500. The Company will be entitled to receive a distribution of its share of any amount remaining in escrow in 2008, and the Company will record the release of any such amount as an additional gain if and when such amount is released to the Company.

12.  NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended
	5/6/07	4/30/06

Net income	$53,006	$48,745
Less:
Preferred stock dividends on convertible stock	-	3,230
Net income available to common stockholders for
basic net income per common share	53,006	45,515
Add back preferred stock dividends on convertible stock	-	3,230
Net income available to common stockholders for
diluted net income per common share	$53,006	$48,745

Weighted average common shares outstanding for
basic net income per common share	55,928	43,434
Weighted average impact of dilutive securities	1,515	1,267
Weighted average impact of dilutive warrant	161	76
Weighted average impact of assumed convertible preferred stock conversion	-	11,566
Total shares for diluted net income per common share	57,604	56,343

Basic net income per common share	$ 0.95	$ 1.05

Diluted net income per common share	$ 0.92	$ 0.87

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended
	5/6/07	4/30/06

Weighted average antidilutive securities	139	142

According to FASB Statement No. 128, “Earnings per Share,” contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per common share for that period. The performance shares that the Company issued during the first quarter of 2007 did not meet the performance conditions as of May 6, 2007 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen weeks ended May 6, 2007. The maximum number of potentially dilutive shares that could be issued upon vesting is 82. These performance shares were also excluded from the computation of weighted average antidilutive securities.

13.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments: (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - This segment represents the results of the Company’s wholesale dress shirt and neckwear divisions. The Company’s wholesale dress shirt division derived revenues primarily from marketing dress shirts under the brand names Van Heusen, IZOD, Eagle, Geoffrey Beene, ARROW, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud (beginning in the second quarter of 2006) and MICHAEL Michael Kors, to department, mid-tier department and specialty stores. Beginning in the fourth quarter of 2006, the Company began marketing neckwear at wholesale upon the acquisition of the assets of Superba. The Company’s neckwear division derived revenues primarily from marketing neckwear under the brand names ARROW, IZOD, Calvin Klein, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar and Jones New York. The Company also marketed dress shirts and neckwear under various private label brands.

Wholesale Sportswear and Related Products Segment - The Company aggregates its wholesale sportswear divisions into the Wholesale Sportswear and Related Products segment. This segment derived revenues primarily from marketing sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW, Calvin Klein, Donald J. Trump Signature Collection and beginning in 2007, G.H. Bass Earth.

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

The following table presents summarized information by segment:

	Thirteen Weeks Ended
	5/6/07	4/30/06

Revenues - Wholesale Dress Furnishings
Net sales	$143,466	$100,059
Royalty revenues	1,646	1,666
Advertising and other revenues	866	459
Total	145,978	102,184

Revenues - Wholesale Sportswear and Related Products
Net sales	163,258	163,252
Royalty revenues	2,736	2,900
Advertising and other revenues	1,077	1,342
Total	167,071	167,494

Revenues - Retail Apparel and Related Products
Net sales	152,437	133,884
Royalty revenues	1,940	1,937
Total	154,377	135,821

Revenues - Retail Footwear and Related Products
Net sales	61,291	56,993
Royalty revenues	50	163
Advertising and other revenues	376	-
Total	61,717	57,156

Revenues - Calvin Klein Licensing
Royalty revenues	45,234	32,969
Advertising and other revenues	17,529	10,814
Total	62,763	43,783

Total Revenues
Net sales	520,452	454,188
Royalty revenues	51,606	39,635
Advertising and other revenues	19,848	12,615
Total	$591,906	$506,438

Operating income - Wholesale Dress Furnishings	$ 25,013	$ 6,779(2)

Operating income - Wholesale Sportswear and Related Products	29,964	35,405

Operating income - Retail Apparel and Related Products	12,949	11,581

Operating income - Retail Footwear and Related Products	3,511	541

Operating income - Calvin Klein Licensing(1)	30,337	49,961

Corporate expenses(3)	12,895	21,204

Income before interest and taxes	$ 88,879	$ 83,063

(1)

Operating income for the Calvin Klein Licensing segment for the thirteen weeks ended April 30, 2006 includes a gain of $31,368 associated with the sale by a subsidiary of the Company of minority interests in certain entities that operate various Calvin Klein jeans and sportswear businesses in Europe and Asia and ck Calvin Klein bridge apparel and accessories businesses in Europe. Operating income for the Calvin Klein Licensing segment for the thirteen weeks ended May 6, 2007 includes a gain of $3,335 associated with the release of cash held in escrow in connection with such sale.

(2)

Operating income for the Wholesale Dress Furnishings segment for the thirteen weeks ended April 30, 2006 includes $9,397 of costs associated with closing the Company’s manufacturing facility in Ozark, Alabama.

(3)

Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, the Company includes all stock-based compensation expenses in Corporate expenses. Corporate expenses for the thirteen weeks ended April 30, 2006 include $10,535 of costs resulting from the departure of Mark Weber, the Company’s former Chief Executive Officer.

14.  OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed is $500. The guarantee expires on January 31, 2008.

The Company has guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of May 6, 2007 is approximately $4,700, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $3,000 as of May 6, 2007, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, MICHAEL Michael Kors, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar, Jones New York, Timberland and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, ARROW, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, BCBG Max Azria, BCBG Attitude, Sean John, CHAPS, Donald J. Trump Signature Collection and MICHAEL Michael Kors, which are licensed. We launched a new licensed line of dress shirts under the JOE Joseph Abboud brand in the second quarter of 2006. In the fourth quarter of 2006, we acquired Superba, which enabled us to add the DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar and Jones New York names, as well as various private label names, to our portfolio of licensed brands.

Our historical strategy has been to manage and market a portfolio of nationally recognized brands across multiple product categories, through multiple channels of distribution and at multiple price points. This strategy was enhanced by our acquisition of Calvin Klein in 2003, which provided us with one of the most famous designer names in the world and an additional platform for growth in revenues and profitability. Through that transaction, and to a lesser extent, our acquisition of Arrow in 2004, we were able to diversify our business model by providing growth opportunities from strong and highly profitable licensing streams which do not require capital investments. Our acquisition in January 2007 of Superba’s established neckwear business complements our heritage business in dress shirts and presents us with opportunities to grow and enhance the performance of both businesses.

We are currently implementing two initiatives that are intended to build upon our business strategy, both of which we believe provide us with the opportunity to fill product and brand portfolio needs. The first initiative is our assumption of the wholesale IZOD women’s sportswear collection. IZOD women’s sportswear was previously a licensed business and we will be taking over the development and sale of the line for Fall 2007. Our second initiative, announced in early 2007, is a licensing arrangement with The Timberland Company to design, source and market men’s and women’s casual sportswear under the Timberland brand in North America. We will assume the management of the men’s apparel line, which is currently produced by The Timberland Company, for the Fall 2008 season and will launch a women’s line for the Spring 2009 season. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that will complement our existing portfolio of sportswear brands and enable us to reach a broader spectrum of consumers. In addition to these initiatives, during the fourth quarter of 2007, we plan to open a limited number of Calvin Klein better specialty retail stores in premier malls, which are intended to serve as a platform for showcasing the totality of the Calvin Klein white label product.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution of men’s dress shirts, sportswear and, since January 2007, neckwear; and (ii) the sale, through approximately 725 company-operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores principally operate in an outlet format. We also operate a full price collection store located in New York City under the Calvin Klein Collection brand, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware.

We generate royalty, advertising and other revenues from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenues, which comprised 88% of total royalty, advertising and other revenues in the first quarter of 2007, are derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, watches and home furnishings.

In the first quarter of 2007, net sales were 88% and royalty, advertising and other revenues were 12% of our total revenues.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 48% of such expenses in the first quarter of 2007. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 21% of selling, general and administrative expenses in the first quarter of 2007.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 6, 2007 Compared With Thirteen Weeks Ended April 30, 2006

Net Sales

Net sales in the first quarter of 2007 increased 14.6% to $520.5 million from $454.2 million in the prior year. This increase included the following: (i) $43.4 million of net sales attributable to growth in our Wholesale Dress Furnishings segment, due principally to the addition of sales from our recently-acquired neckwear business; and (ii) $22.9 million of net sales attributable to growth in our retail segments, driven by a 7% increase in comparable store sales and the opening of Calvin Klein outlet retail stores in premium outlet malls. Due to the 53rd week in fiscal 2006, we believe that first quarter 2007 comparable store sales are more appropriately compared with the thirteen week period ended May 7, 2006, which is approximately the same period on a calendar basis. On this shifted basis, comparable store sales increased 4%.

Net sales for the full year 2007 are expected to increase approximately 15% due principally to growth in our existing businesses, as well as additional sales from our recently-acquired neckwear business and IZOD women’s sportswear, which we will assume for Fall 2007.

Royalty, Advertising and Other Revenues

Royalty, advertising and other revenues in the first quarter of 2007 increased 36.8% to $71.5 million from $52.3 million in the prior year. Of the $19.2 million increase, $19.0 million was attributable to our Calvin Klein Licensing segment due to new licensees and growth exhibited by existing licensees, particularly from the continued success of the fragrance business, which experienced the successful global launch of the new CKIN2U fragrance line for both men and women, as well as the continued strength in sales of both the men’s and women’s euphoria fragrance line. Calvin Klein licensing revenues also increased as a result of royalties generated from the multiple new licensed product categories launched over the past few years and from strong performances in jeans and underwear.

We currently expect that royalty, advertising and other revenues will increase approximately 15% in our Calvin Klein Licensing segment for the full year 2007 as a result of growth of existing licensees, as well as royalties generated from new license agreements. Royalty, advertising and other revenues in our other segments are expected to decrease an aggregate of 3% for the full year 2007 as a result of the loss of royalties associated with ARROW neckwear, which had been licensed to Superba, and the loss of royalties associated with IZOD neckwear and IZOD women’s sportswear, which had been licensed to third parties but will now be produced by us as a result of the termination or expiration of those licenses. ARROW and IZOD neckwear is being marketed by our Neckwear Group, which we formed in connection with our acquisition of Superba, and IZOD women’s sportswear will be marketed by our Sportswear Group for Fall 2007. Royalty, advertising and other revenues are expected to increase 12% in total for the full year 2007.

Gross Profit on Total Revenues

Gross profit on total revenues in the first quarter of 2007 was $292.6 million, or 49.4% of total revenues, compared with $242.7 million, or 47.9% of total revenues in the prior year. The 150 basis point improvement was due principally to (i) a change in revenue mix, as royalty, advertising and other revenues, which do not carry a cost of sales and have a gross profit percentage of 100%, increased as a percentage of total revenues; and, to a lesser extent, (ii) strong product sell-throughs in our wholesale dress shirt and outlet retail businesses, which yielded more full-price selling. Partially offsetting these increases was a decrease in gross margin in our wholesale sportswear business, which was negatively impacted by the overall weak retail environment, resulting in slower than planned sell-throughs at customer accounts.

We currently expect that the gross profit on total revenues percentage will decrease approximately 70 to 80 basis points for the full year 2007. We anticipate that during the remainder of 2007, the revenue mix that led to an increased gross profit percentage in the first quarter of 2007 will shift and the gross profit percentage will decrease compared to the prior year as revenues grow faster in our wholesale businesses, which typically carry a lower gross margin percentage than our retail and licensing businesses.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first quarter of 2007 were $207.0 million, or 35.0% of total revenues, and $191.0 million, or 37.7% of total revenues, in the prior year. The $16.0 million increase in SG&A expenses in the first quarter of 2007 included (i) expenses of approximately $10.0 million related to our newly-acquired neckwear business; (ii) an increase in advertising expenditures of $9.1 million, principally related to the Calvin Klein brand; (iii) increased expenses in our retail segments to support the sales growth previously mentioned; and (iv) start-up costs of $1.4 million associated with our Timberland wholesale sportswear business and Calvin Klein better specialty retail stores. Also impacting the change in SG&A expenses for the first quarter of 2007 compared to the prior year was the absence of costs incurred in the first quarter of 2006 of (i) $10.5 million in severance and other separation costs associated with the departure of Mark Weber, our former Chief Executive Officer; and (ii) $9.4 million associated with the closing of our manufacturing facility in Ozark, Alabama.

Our full year 2007 SG&A expenses are currently expected to decrease as a percentage of total revenues by approximately 70 to 80 basis points compared with the full year 2006 percentage excluding the 2006 facility closing costs and departure costs described above. This decrease is due primarily to the growth in our wholesale businesses mentioned previously, as our wholesale businesses typically have lower expense rates than our retail businesses. This decrease is expected to be partially offset by start-up expenses of approximately $11.3 million associated with our men’s Timberland sportswear line, which we will assume the management of for Fall 2008 and our Calvin Klein better specialty retail stores, which we plan to begin to open in the fourth quarter of 2007.

Gain on Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The sale resulted in a pre-tax gain of $31.4 million in the first quarter of 2006, which is net of related fees, an amount held in escrow and the carrying value of the investments. Our share of the proceeds being held in escrow represents security for indemnification of certain potential losses incurred by the purchaser, as well as other adjustments to the purchase price. During the first quarter of 2007, $3.3 million was released to us from escrow. The escrow release was net of our share of certain indemnification obligations and the agreed upon adjustment to the purchase price based on the actual working capital of the businesses sold as of the closing date. We recorded this release of escrow as an additional gain. The balance of our share of the amount held in escrow as of May 6, 2007 totaled approximately $1.5 million. We will be entitled to receive a distribution of our share of any amount remaining in escrow in 2008, and we will record the release of any such amount as an additional gain if and when such amount is released to us.

Interest Expense, Net

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Net interest expense in the first quarter of 2007 was $4.5 million compared with $5.6 million in the prior year. The net interest expense decrease was due principally to an increase in interest income from increases in our average cash position and investment rates of return over the prior year’s first quarter.

Income Taxes

In the first quarter of 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”). Under FIN 48, additional volatility in our tax rate may occur in the future, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate our unrecognized tax benefits.

Income taxes for the first quarter of 2007 were provided for at a rate of 37.2% compared with last year’s full year rate of 37.5%. We currently estimate our full year rate for 2007 to be in a range of 37.0% to 37.5%. It is possible that our estimated full year rate could change from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments to Mr. Calvin Klein and dividends.

Operations

Cash used by operating activities was $55.7 million in the first quarter of 2007, which compares with cash provided by operating activities of $17.6 million in the prior year. This decrease was due principally to changes in working capital, including (i) an increase in accounts receivable related principally to the revenue growth mentioned previously; (ii) an increase in inventories related principally to an expected sales increase in the second quarter of 2007; and (iii) a decrease in accounts payable and accrued expenses due to the payment of incentive compensation costs and advertising expenses incurred in the fourth quarter of 2006.

For the full year 2007, we expect that our cash provided by operating activities will exceed net income, due principally to depreciation and amortization and noncash stock-based compensation expense. This is expected to be offset, in part, by increases in working capital to support the anticipated sales growth mentioned previously.

Capital Expenditures

Our capital expenditures in the first quarter of 2007 were $9.2 million. We currently expect that capital expenditures for the full year 2007 will be approximately $100.0 million, which compares with the prior year amount of $46.2 million. The planned increase in capital expenditures for 2007 is due principally to (i) additional office space, warehouse and distribution facility expansion and information technology spending both domestically and abroad to allow our infrastructure to support the sales growth and new businesses mentioned previously; and (ii) the build out of Calvin Klein better specialty retail stores.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as additions to goodwill and totaled $7.1 million in the first quarter of 2007. We currently expect that such payments will be $32 million to $34 million for the full year 2007.

In connection with our acquisition of Superba in January 2007, we are obligated to pay Superba contingent purchase price payments if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The maximum payout that Superba can receive is $15 million, $25 million and $30 million with respect to earnings in 2007, 2008 and 2009, respectively. Any such contingent purchase price payments would be payable 90 days after fiscal year end. No such payments were recorded for the thirteen weeks ended May 6, 2007.

Sale of Investments

In the first quarter of 2006, we sold minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. We received $32.1 million in cash proceeds from the sale of these entities in the first quarter of 2006 and $3.3 million in cash proceeds in the first quarter of 2007 in connection with the release of a portion of the amount held in escrow in connection with the sale.

Dividends

Our common stock, which as of May 6, 2007 is the only class of stock issued, currently pays annual dividends totaling $0.15 per share. Cash dividends on our common stock are currently estimated to be $8.4 million to $8.5 million for the full year 2007.

Cash Flow Summary

Our net cash outflow in the first quarter of 2007 was $66.4 million. Cash flow for the full year 2007 will be impacted by various other factors in addition to those noted above. For example, the exercise of stock options provided $17.6 million of cash for the full year in 2006. We currently estimate that the cash generated from the exercise of stock options for the full year 2007 will be similar to the amount in 2006.

Based on our current operations, and considering all of the above factors, we currently expect to generate $85.0 million to $90.0 million of cash flow for the full year 2007.

Financing Arrangements

Our capital structure as of May 6, 2007 was as follows:

(in millions)

Long-term debt	$399.5
Stockholders’ equity	$995.2

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, with a sublimit of $30.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first quarter of 2007, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $120.1 million. As of May 6, 2007, we had $118.9 million outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility during the remainder of 2007.

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

Due to the above factors, our operating results for the thirteen week period ended May 6, 2007 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 4, 2007 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of May 6, 2007, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.5 million annually.

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

ITEM 4 - CONTROLS AND PROCEDURES

As of May 6, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting were effective as of May 6, 2007. Disclosure controls and procedures over financial reporting are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES (1)

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	(a) Total	(b) Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased	(or Unit)	or Programs	Plans or Programs

February 5, 2007 -
March 4, 2007	-	-	-	-

March 5, 2007 -
April 8, 2007	-	-	-	-

April 9, 2007 -
May 6, 2007	3,207	$57.38	-	-

Total	3,207	$57.38	-	-

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

+3.9	Certificate of Amendment of Certificate of Incorporation, filed June 29, 2006.

+3.10	Certificate Eliminating Reference to Series B Convertible Preferred Stock from Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 12, 2007.

3.11	By-laws of Phillips-Van Heusen Corporation, as amended through March 3, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 8, 2005).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1981).

4.2

Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (Reg. No. 33-50751), filed on October 26, 1993).

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

+10.1	Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 27, 2006, as amended through May 3, 2007.

+10.2

Form of Stock Option Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2007); Revised Form of Stock Option Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan.

+10.3

Form of Restricted Stock Unit Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 11, 2007). Revised Form of Restricted Stock Unit Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Corporation Stock Incentive Plan.

10.4

Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 8, 2007).

+10.5	Revised Form of Stock Option Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan.

+10.6	Amended and Restated Employment Agreement, dated as of June 14, 2007, between Francis K. Duane and Phillips-Van Heusen Corporation.

+10.7	Amended and Restated Employment Agreement, dated as of June 14, 2007, between P. Thomas Murry and Phillips-Van Heusen Corporation.

+10.8	Amended and Restated Employment Agreement, dated as of June 14, 2007, between Michael Shaffer and Phillips-Van Heusen Corporation.

+10.9	Amended and Restated Employment Agreement, dated as of June 14, 2007, between Allen Sirkin and Phillips-Van Heusen Corporation.

+10.10	Amended and Restated Employment Agreement, dated as of June 14, 2007, between Michael Zaccaro and Phillips-Van Heusen Corporation.

+15	Acknowledgement of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Filed herewith.

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

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  June 13, 2007

/s/ Bruce Goldstein
Bruce Goldstein
Vice President and Controller
(Chief Accounting Officer)