Form 10-Q
period 2007-08-05
PHILLIPS VAN HEUSEN CORP /DE/
filed 2007-09-13
CIK 78239

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 5, 2007

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of August 27, 2007 was 56,466,908.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of August 5, 2007, February 4, 2007 and
July 30, 2006	2

Condensed Consolidated Income Statements for the Thirteen and Twenty-Six Weeks Ended
August 5, 2007 and July 30, 2006	3

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
August 5, 2007 and July 30, 2006	4

Notes to Condensed Consolidated Financial Statements	5-14

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	15-21

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 - Controls and Procedures	22

PART II -- OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Stockholders	23

Item 6 - Exhibits	23-24

Signatures	25

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheets of Phillips-Van Heusen Corporation as of August 5, 2007 and July 30, 2006, the related condensed consolidated income statements for the thirteen and twenty-six week periods ended August 5, 2007 and July 30, 2006 and the related condensed consolidated statements of cash flows for the twenty-six week periods ended August 5, 2007 and July 30, 2006. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York

September 13, 2007

Phillips-Van Heusen Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	August 5,	February 4,	July 30,
	2007	2007	2006
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$ 366,271	$ 366,099	$ 367,704
Accounts receivable, net of allowances for doubtful accounts of
$3,530, $2,553 and $2,824	153,284	92,317	107,673
Inventories	322,068	284,894	255,024
Prepaid expenses	34,727	39,553	12,457
Other, including deferred taxes of $1,969, $1,969 and $23,435	2,221	2,140	23,663
Total Current Assets	878,571	785,003	766,521
Property, Plant and Equipment, net	185,179	172,040	154,079
Goodwill	285,205	271,111	212,941
Tradenames	621,135	621,135	612,966
Perpetual License Rights	86,000	86,000	86,000
Customer Relationships	34,126	35,310	-
Other Intangible Assets	330	360	390
Other Assets	29,951	27,526	24,887
Total Assets	$2,120,497	$1,998,485	$1,857,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 104,948	$ 81,874	$ 70,440
Accrued expenses	128,920	173,583	140,464
Deferred revenue	31,041	27,709	26,079
Total Current Liabilities	264,909	283,166	236,983
Long-Term Debt	399,545	399,538	399,531
Other Liabilities, including deferred taxes of $220,924, $256,322
and $247,936	406,017	373,624	371,445

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized (125,000 shares designated as Series A,
25,000 shares undesignated); no shares issued	-	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; 56,461,452; 55,850,012 and 55,362,026 shares issued	56,461	55,850	55,362
Additional capital	552,949	530,002	513,248
Retained earnings	471,571	388,555	315,180
Accumulated other comprehensive loss	(30,721)	(32,200)	(33,965)
Less: 4,207; 1,000 and 0 shares of common stock held in treasury,
at cost	(234)	(50)	-
Total Stockholders’ Equity	1,050,026	942,157	849,825
Total Liabilities and Stockholders’ Equity	$2,120,497	$1,998,485	$1,857,784

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 5,	July 30,	August 5,	July 30,
	2007	2006	2007	2006

Net sales	$488,863	$407,120	$1,009,315	$861,308
Royalty revenue	44,983	38,712	96,589	78,347
Advertising and other revenue	18,530	13,096	38,378	25,711
Total revenue	552,376	458,928	1,144,282	965,366

Cost of goods sold	274,923	231,781	574,256	495,495

Gross profit	277,453	227,147	570,026	469,871

Selling, general and administrative expenses	209,517	177,381	416,546	368,410

Gain on sale of investments, net	-	675	3,335	32,043

Income before interest and taxes	67,936	50,441	156,815	133,504

Interest expense	8,493	8,593	16,973	17,131
Interest income	4,550	4,183	8,556	7,153

Income before taxes	63,993	46,031	148,398	123,526

Income tax expense	24,893	17,078	56,292	45,828

Net income	39,100	28,953	92,106	77,698

Preferred stock dividends	-	-	-	3,230

Inducement payment and offering costs	-	10,948	-	10,948

Net income available to common stockholders	$ 39,100	$ 18,005	$ 92,106	$ 63,520

Basic net income per common share	$ 0.69	$ 0.33	$ 1.64	$ 1.31

Diluted net income per common share	$ 0.68	$ 0.33	$ 1.60	$ 1.27

Dividends declared per common share	$ 0.00	$ 0.00	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Twenty-Six Weeks Ended
	August 5,	July 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$ 92,106	$ 77,698
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	18,668	16,112
Amortization	3,480	2,235
Stock-based compensation	5,431	4,021
Deferred taxes	906	18,358
Impairment of long-lived assets	1,279	3,022
Gain on sale of investments, net	(3,335)	(32,043)

Changes in operating assets and liabilities:
Accounts receivable	(60,967)	(4,873)
Inventories	(37,174)	2,695
Accounts payable, accrued expenses and deferred revenue	(5,727)	6,324
Prepaid expenses	4,826	5,665
Other, net	12,081	3,599
Net cash provided by operating activities	31,574	102,813

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(33,347)	(14,917)
Purchase price adjustment from acquisition of Superba, net	782	-
Contingent purchase price payments to Mr. Calvin Klein	(14,876)	(12,942)
Proceeds from sale of investments	3,335	32,811
Net cash (used) provided by investing activities	(44,106)	4,952

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	11,845	8,045
Excess tax benefits from exercise of stock options	5,249	2,415
Acquisition of treasury shares	(184)	-
Cash dividends on common stock	(4,206)	(3,700)
Cash dividends on preferred stock	-	(3,230)
Inducement payment and offering costs	-	(10,948)
Net cash provided (used) by financing activities	12,704	(7,418)

Increase in cash	172	100,347

Cash at beginning of period	366,099	267,357

Cash at end of period	$366,271	$367,704

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

The results of operations for the thirteen and twenty-six weeks ended August 5, 2007 and July 30, 2006 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

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

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories is determined using the last-in, first-out method (LIFO). Cost for all other inventories is determined using the first-in, first-out method (FIFO). At August 5, 2007, February 4, 2007 and July 30, 2006, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  ACQUISITION OF SUPERBA

On January 2, 2007, the Company completed its acquisition of substantially all of the assets of Superba, Inc. (“Superba”), a privately-held manufacturer and distributor of neckwear in the United States and Canada. Prior to the acquisition, Superba had been licensing the ARROW trademark from the Company in the United States for use on and in connection with neckwear. The Company paid $113,262, including transaction expenses, in the fourth quarter of 2006 and incurred additional transaction expenses of $320 during the twenty-six weeks ended August 5, 2007 in connection with the acquisition. The amount paid by the Company at closing for the acquisition was subject to adjustment based on the difference, if any, between the average working capital and closing date working capital of the acquired business. During the twenty-six weeks ended August 5, 2007, the Company was repaid amounts totaling

$1,102 based on such difference. The Company is required to pay contingent purchase price payments to Superba’s stockholders if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The maximum payout that Superba’s stockholders can receive is $15,000, $25,000 and $30,000 with respect to earnings in 2007, 2008 and 2009, respectively. No assurance can be made that the earnings required to be met by the acquired business to earn the maximum payout (or any other payout) can be achieved. Any such payments would be payable 90 days after the applicable year-end and would be recorded as additions to goodwill. No such payments were recorded for the twenty-six weeks ended August 5, 2007.

4.  GOODWILL

The changes in the carrying amount of goodwill for the period ended August 5, 2007, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of February 4, 2007	$50,289	$82,133	$138,689	$271,111
Contingent purchase price payments to Mr. Calvin Klein	-	-	14,876	14,876
Adjustments to Superba purchase price allocation	(782)	-	-	(782)
Balance as of August 5, 2007	$49,507	$82,133	$153,565	$285,205

Contingent purchase price payments to Mr. Calvin Klein relate to the Company’s acquisition in 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies (collectively, “Calvin Klein”). Such payments are based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands for 15 years from the date of purchase.

5.  RETIREMENT AND BENEFIT PLANS

The Company has noncontributory defined benefit pension plans covering substantially all United States employees meeting certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service.

The Company also has an unfunded non-qualified supplemental defined benefit pension plan which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon employment termination or retirement, or shortly thereafter.

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

Net benefit cost related to the Company’s pension plans was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/5/07	7/30/06	8/5/07	7/30/06

Service cost, including plan expenses	$2,038	$ 1,926	$ 3,864	$ 3,477
Interest cost	3,649	3,575	7,238	6,936
Amortization of net loss	1,378	828	2,549	2,666
Expected return on plan assets	(4,334)	(3,885)	(8,676)	(7,751)
Amortization of prior service cost	21	61	51	165
Settlement loss	-	-	-	2,247
Special termination benefits	-	-	-	723
Total	$2,752	$ 2,505	$ 5,026	$ 8,463

The settlement loss for the twenty-six weeks ended July 30, 2006 resulted from the departure of Mark Weber, the Company’s former Chief Executive Officer.

The special termination benefits for the twenty-six weeks ended July 30, 2006 resulted from the closure of the Company’s manufacturing facility located in Ozark, Alabama.

Net benefit cost related to the Company’s CAP Plan was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/5/07	7/30/06	8/5/07	7/30/06

Service cost, including plan expenses	$ 46	$ 45	$ 92	$ 90
Interest cost	251	242	502	484
Total	$297	$287	$594	$574

Net benefit cost related to the Company’s postretirement plan was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/5/07	7/30/06	8/5/07	7/30/06

Interest cost	$ 350	$ 316	$ 698	$ 719
Amortization of net loss	99	116	194	208
Amortization of prior service benefit	(205)	(265)	(409)	(376)
Special termination benefits	-	-	-	242
Total	$ 244	$ 167	$ 483	$ 793

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

Upon adoption of FIN 48, the Company elected to classify any interest and penalties related to unrecognized tax benefits in the Company’s income tax provision. Interest and penalties recognized in the Company’s Condensed Consolidated Income Statement for the twenty-six weeks ended August 5, 2007 totaled $1,310. Interest and penalties accrued in the Company’s Condensed Consolidated Balance Sheet as of August 5, 2007 totaled $3,289.

During the twenty-six weeks ended August 5, 2007, the Company’s liability for unrecognized tax benefits increased by $7,997 to $61,836. Such increase related principally to tax positions taken during the current year. If the total amount of unrecognized tax benefits was recognized, $59,894 of this amount would reduce the effective tax rate and $1,942 of this amount would reduce goodwill.

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

7.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/5/07	7/30/06	8/5/07	7/30/06

Net income	$39,100	$28,953	$92,106	$77,698
Reclassification of pension and postretirement costs
to net income, net of taxes	802	-	1,479	-
Foreign currency translation adjustments,
net of taxes	-	3	-	30
Comprehensive income	$39,902	$28,956	$93,585	$77,728

The income tax effect related to the reclassification of pension and postretirement costs to net income was an expense of $491 and $906 for the thirteen and twenty-six weeks ended August 5, 2007, respectively. The income tax effect related to foreign currency translation adjustments was an expense of $2 and $19 for the thirteen and twenty-six weeks ended July 30, 2006, respectively.

8.  STOCK-BASED COMPENSATION

At the Company’s Annual Meeting of Stockholders held in June 2006, the Company’s 2006 Stock Incentive Plan (the “2006 Plan”) was approved. The 2006 Plan replaced the Company’s existing 1997, 2000 and 2003 Stock Option Plans. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of such approval, other than with respect to outstanding options under those plans, which will continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock option exercises are primarily funded with the issuance of new shares of the Company’s common stock.

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

Through August 5, 2007, the Company has granted only service-based NQs and RSUs, as well as performance shares under the 2006 Plan. The per share exercise price of options granted under the 2006 Plan cannot be less than the market price of the common stock on the date of grant (the date prior to the date of grant for awards granted prior to September 21, 2006). The maximum term of options granted under the 2006 Plan is ten years. The award agreements for options and RSUs granted under the 2006 Plan generally provide for accelerated vesting upon the participant’s retirement (as defined in the 2006 Plan).

1997, 2000 and 2003 Stock Option Plans

Under its 1997, 2000 and 2003 Stock Option Plans, the Company currently has service-based NQs and ISOs outstanding. Options were granted with an exercise price equal to the market price of the common stock on the date immediately preceding the date of grant. NQs and ISOs granted have a ten-year term. Options are generally cumulatively exercisable in either three equal installments commencing three years after the date of grant or in four equal installments commencing one year after the date of grant. The options provide for accelerated vesting upon the optionee’s retirement (as defined in the 1997, 2000 and 2003 Stock Option Plans).

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes model. The estimated fair value of the options, net of estimated forfeitures, is amortized to expense on a straight-line basis over the options’ vesting period.

The following summarizes the assumptions used to estimate the fair value of stock options granted during the twenty-six weeks ended August 5, 2007 and July 30, 2006, respectively:

Twenty-Six Weeks Ended
	8/5/07	7/30/06
Weighted average risk-free interest rate	4.69%	4.73%
Weighted average expected option life	6.3 Years	6.2 Years
Weighted average expected volatility	33.3%	33.3%
Expected annual dividends per share	$0.15	$0.15
Weighted average estimated fair value per share of options granted	$24.08	$15.34

The Company receives a tax deduction for certain stock-based compensation transactions. For the twenty-six weeks ended August 5, 2007 and July 30, 2006, such tax deductions related only to the exercise of certain stock options. The actual income tax benefit realized from stock option exercises for the twenty-six weeks ended August 5, 2007 and July 30, 2006 was $6,485 and $5,321, respectively. Of those amounts, $5,249 and $2,415, respectively, were excess tax benefits from stock option exercises. Excess tax benefits arise when the actual tax benefit resulting from a stock option exercise exceeds the tax benefit associated with the grant date fair value of the related stock option. In accordance with FASB Statement No. 123R, “Share-Based Payment,” the Company reported excess tax benefits as financing cash flows in its Condensed Consolidated Statements of Cash Flows.

Stock option activity for the twenty-six weeks ended August 5, 2007 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at February 4, 2007	3,791	$25.15
Granted	229	58.71
Exercised	611	19.37
Cancelled	14	26.73
Outstanding at August 5, 2007	3,395	$28.44
Exercisable at August 5, 2007	1,736	$20.91

During the twenty-six weeks ended August 5, 2007, the Company granted 157 RSUs at a weighted average fair value of $56.06 per share. RSUs granted to employees vest in three installments commencing two years after the date of grant. RSUs granted to non-employee directors vest in four equal installments commencing one year after the date of grant. The RSU award agreements provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of the RSUs is equal to the closing price of the Company’s common stock on the date of grant. The fair value of the RSUs, net of estimated forfeitures, is amortized to expense on a straight-line basis over the RSUs’ vesting period.

During the twenty-six weeks ended August 5, 2007, the Company issued performance share awards to certain individuals. Certain of the Company’s executive officers received performance share awards subject to a performance period of two years. Additionally, the Company’s executive officers received performance share awards subject to a performance period of three years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of a goal based on both earnings growth and improvement in return on equity during the applicable performance cycle. Depending on the level of objectives achieved, up to a total number of 13 shares will be issued for the two-year performance period and up to 69 shares for the three-year performance period. The fair value of the performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as the performance shares do not accrue dividends prior to being earned. The Company records expense for performance shares ratably based on such fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued.

9.  ASSET IMPAIRMENTS

During the first quarter of 2007 and the second quarter of 2006, the level of profitability in certain of the Company’s retail stores was an impairment indicator which caused the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in certain of these stores were not recoverable and recorded impairments of $1,279 in the first quarter of 2007 and $1,918 in the second quarter of 2006. These determinations were made by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. Since the long-lived assets in certain stores were deemed not recoverable, the net book value of the long-lived assets in excess of the fair value was written off. Fair value was estimated based on the net present value of the future cash flows expected from these stores. The impairment charges were included in selling, general and administrative expenses of the Retail Apparel and Related Products segment.

During 2006, the Company closed its manufacturing facility located in Ozark, Alabama, which resulted in the Company recording a long-lived asset impairment of $988 in the first half of 2006 (of which $549 was recorded in the first quarter of 2006 and $439 was recorded in the second quarter of 2006). The impairment charge was included in selling, general and administrative expenses of the Wholesale Dress Furnishings segment.

During 2005, Federated Department Stores, Inc. acquired The May Department Stores Company, and subsequently changed the combined company’s name to Macy’s, Inc. (“Macy’s”). In connection with the acquisition, Macy’s has closed certain of its locations. Since the Company had identifiable long-lived assets consisting of shops within stores (fixtures located in third party customer locations) in certain of the locations that were closed, this was an impairment indicator which caused the Company to evaluate whether the net book value of these long-lived assets was recoverable. In the second quarter of 2006, the Company determined that the long-lived assets in these locations were not recoverable and recorded an impairment of $116. Since the long-lived assets related to closed locations, there were deemed to be no future cash flows associated with these locations, and therefore a fair value of zero was determined to apply to the long-lived assets in these locations. As such, the impairment recorded was equal to the net book value of the long-lived assets in these locations. This amount was included in selling, general and administrative expenses of the Wholesale Sportswear and Related Products segment.

10.  SALE OF INVESTMENTS

On January 31, 2006, Warnaco, Inc. (“Warnaco”) acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company accounted for the investments in these entities under the cost method and, as such, the investments had a carrying amount of $768 at the time of the sale. During the first half of 2006, the Company received $32,811 in cash proceeds from the sale of these entities, net of an amount held in escrow and associated fees. The sale resulted in a pre-tax gain of $32,043 in the first half of 2006 (consisting of a gain of $31,368 recorded in the first quarter of 2006 and an adjustment to the gain of $675 recorded in the second quarter of 2006), which is net of related fees, an amount held in escrow and the carrying value of the investments. The Company’s share of the cash proceeds being held in escrow represents security for indemnification of certain potential losses incurred by Warnaco, as well as other adjustments to the purchase price. During the first quarter of 2007, $3,335 was released to the Company from escrow. The Company recorded this release of escrow as an additional gain. The balance of the Company’s share of the amount held in escrow as of August 5, 2007 totaled approximately $1,500. The Company will be entitled to receive a distribution of its share of any amount remaining in escrow in 2008, and the Company will record the release of any such amount as an additional gain if and when such amount is released to the Company.

11.  NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/5/07	7/30/06	8/5/07	7/30/06

Net income	$39,100	$28,953	$92,106	$77,698
Less:
Preferred stock dividends	-	-	-	3,230
Inducement payment and offering costs	-	10,948	-	10,948
Net income available to common stockholders for
basic and diluted net income per common share	$39,100	$18,005	$92,106	$63,520

Weighted average common shares outstanding for
basic net income per common share	56,340	53,897	56,134	48,666
Weighted average impact of dilutive securities	1,340	1,062	1,428	1,164
Weighted average impact of dilutive warrant	163	73	162	74
Total shares for diluted net income per common share	57,843	55,032	57,724	49,904

Basic net income per common share	$ 0.69	$ 0.33	$ 1.64	$ 1.31

Diluted net income per common share	$ 0.68	$ 0.33	$ 1.60	$ 1.27

In connection with the Company’s acquisition of Calvin Klein in 2003, the Company issued $250,000 of Series B convertible preferred stock. The Series B convertible preferred stock had a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly in cash. In certain quarters in 2003, the Company elected not to pay a cash dividend and the Series B convertible preferred stock was treated as if an in-kind dividend was paid. As such, by the end of 2003, the liquidation preference of the originally issued Series B convertible preferred stock increased to $264,746. During the second quarter of 2005, the holders of the Series B convertible preferred stock converted an aggregate of $102,820 of the Series B convertible preferred stock into 7,344 shares of the Company’s common stock. During the second quarter of 2006, the holders of the Series B convertible preferred stock completed a voluntary conversion of all of the remaining outstanding shares of Series B convertible preferred stock into 11,566 shares of the Company’s common stock and subsequently sold 10,057 of such shares in a registered common stock offering. In connection with the conversion in 2006, the Company made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10,178. The inducement payment was based on the net present value of the dividends that the Company would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that the Company would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In addition, the Company incurred certain costs, totaling $770, specifically related to the registered common stock offering.

As set forth in Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” when convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income available to common stockholders in the calculation of net income per common share. As such, the inducement payment and offering costs paid by the Company in connection with the conversion and subsequent registered common stock offering resulted in a reduction of net income available to common stockholders for the thirteen and twenty-six weeks ended July 30, 2006.

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/5/07	7/30/06	8/5/07	7/30/06

Weighted average antidilutive securities	289	369	214	256

According to FASB Statement No. 128, “Earnings per Share,” contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per common share for that period. The Company issued performance shares during the first quarter of 2007 that did not meet the performance conditions as of August 5, 2007 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen and twenty-six weeks ended August 5, 2007. The maximum number of potentially dilutive shares that could be issued upon vesting is 82. These performance shares were also excluded from the computation of weighted average antidilutive securities.

In addition, conversion of the Series B convertible preferred stock that was converted into 1,398 and 6,482 weighted average common shares outstanding for the thirteen and twenty-six weeks ended July 30, 2006, respectively, was not assumed for the purpose of calculating dilutive securities outstanding because the resulting impact on the calculation of diluted net income per common share would have been antidilutive.

12.  NONCASH INVESTING AND FINANCING TRANSACTIONS

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

Wholesale Dress Furnishings Segment - This segment represents the results of the Company’s wholesale dress shirt and neckwear divisions. The Company’s wholesale dress shirt division derives revenue primarily from marketing dress shirts under the brand names Van Heusen, IZOD, Eagle, Geoffrey Beene, ARROW, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud and MICHAEL Michael Kors, to department, mid-tier department and specialty stores. The Company began marketing neckwear at wholesale in the fourth quarter of 2006 upon the acquisition of the assets of Superba. The Company’s neckwear division derives revenue primarily from marketing neckwear under the brand names ARROW, IZOD, Calvin Klein, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar and Jones New York. The Company also markets dress shirts and neckwear under various private label brands.

Wholesale Sportswear and Related Products Segment - The Company aggregates its wholesale sportswear divisions into the Wholesale Sportswear and Related Products segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW, Calvin Klein, Donald J. Trump Signature Collection and G.H. Bass Earth (beginning in the first quarter of 2007) and women’s sportswear under the IZOD brand name (beginning in the second quarter of 2007).

Retail Apparel and Related Products Segment - The Company aggregates its Van Heusen, Izod, Geoffrey Beene and Calvin Klein outlet retail divisions into the Retail Apparel and Related Products segment. This segment derives revenue principally from operating retail stores in the outlet channel of distribution which sell apparel and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene and Calvin Klein. In addition, the Company aggregates the results of its Calvin Klein Collection retail division into the Retail Apparel and Related Products segment. This division sells Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price retail store located in New York City.

Retail Footwear and Related Products Segment - This segment represents the results of the Company’s Bass retail division. This division derives revenue principally from operating retail stores, primarily in the outlet channel of distribution, which sell footwear, apparel and accessories under the Bass brand name.

Calvin Klein Licensing Segment - The Company aggregates the results of its Calvin Klein licensing and advertising divisions into the Calvin Klein Licensing segment. This segment derives revenue from licensing and similar arrangements worldwide relating to the use by third parties of the Calvin Klein Collection, ck Calvin Klein and Calvin Klein brands for a broad array of products and retail services.

The following table presents summarized information by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/5/07	7/30/06	8/5/07	7/30/06

Revenue - Wholesale Dress Furnishings
Net sales	$113,845	$ 79,756	$ 257,311	$179,815
Royalty revenue	1,375	1,476	3,021	3,142
Advertising and other revenue	490	351	1,356	810
Total	115,710	81,583	261,688	183,767

Revenue - Wholesale Sportswear and Related Products
Net sales	122,659	101,401	285,917	264,653
Royalty revenue	2,530	2,619	5,266	5,519
Advertising and other revenue	879	1,186	1,956	2,528
Total	126,068	105,206	293,139	272,700

Revenue - Retail Apparel and Related Products
Net sales	175,453	154,916	327,890	288,800
Royalty revenue	1,891	1,802	3,831	3,739
Total	177,344	156,718	331,721	292,539

Revenue - Retail Footwear and Related Products
Net sales	76,906	71,047	138,197	128,040
Royalty revenue	50	162	100	325
Advertising and other revenue	235	-	611	-
Total	77,191	71,209	138,908	128,365

Revenue - Calvin Klein Licensing
Royalty revenue	39,137	32,653	84,371	65,622
Advertising and other revenue	16,926	11,559	34,455	22,373
Total	56,063	44,212	118,826	87,995

Total Revenue
Net sales	488,863	407,120	1,009,315	861,308
Royalty revenue	44,983	38,712	96,589	78,347
Advertising and other revenue	18,530	13,096	38,378	25,711
Total	$552,376	$458,928	$1,144,282	$965,366

Operating income - Wholesale Dress Furnishings	$ 11,254	$ 8,337(1)	$ 36,267	$ 15,116(1)

Operating income - Wholesale Sportswear and
Related Products	15,468	15,182	45,432	50,587

Operating income - Retail Apparel and Related
Products	18,340	13,320	31,289	24,901

Operating income - Retail Footwear and Related
Products	7,800	3,882	11,311	4,423

Operating income - Calvin Klein Licensing	29,450	23,084(2)	59,787(2)	73,045(2)

Corporate expenses(3)	14,376	13,364	27,271	34,568

Income before interest and taxes	$ 67,936	$ 50,441	$ 156,815	$133,504

(1)

Operating income for the Wholesale Dress Furnishings segment for the thirteen and twenty-six weeks ended July 30, 2006 includes $1,897 and $11,294, respectively, of costs associated with closing the Company’s manufacturing facility in Ozark, Alabama, in the second quarter of 2006.

(2)

Operating income for the Calvin Klein Licensing segment for the thirteen and twenty-six weeks ended July 30, 2006 includes a gain of $675 and $32,043, respectively, associated with the sale by the Company’s Calvin Klein, Inc. subsidiary of minority interests in certain entities that operate various licensed Calvin Klein jeans and sportswear businesses in Europe and Asia and ck Calvin Klein bridge apparel and accessories businesses in Europe. Operating income for the Calvin Klein Licensing segment for the twenty-six weeks ended August 5, 2007 includes a gain of $3,335 associated with the release of cash held in escrow in connection with such sale.

(3)

Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, the Company includes all stock-based compensation expenses in Corporate expenses. Corporate expenses for the twenty-six weeks ended July 30, 2006 include $10,535 of costs resulting from the departure of Mark Weber, the Company’s former Chief Executive Officer, in the first quarter of 2006.

14.  OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed is $500. The guarantee expires on January 31, 2008.

The Company has guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of August 5, 2007 is approximately $4,800, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $3,100 as of August 5, 2007, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

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

Our historical strategy has been to manage and market a portfolio of nationally recognized brands across multiple product categories, through multiple channels of distribution and at multiple price points. This strategy was enhanced by our acquisition of Calvin Klein in 2003, which provided us with one of the most famous designer names in the world and an additional platform for growth in revenue and profitability. Through that transaction, and to a lesser extent, our acquisition of Arrow in 2004, we were able to diversify our business model by providing growth opportunities from strong and highly profitable licensing streams which do not require capital investments. Our acquisition in January 2007 of Superba’s established neckwear business complements our heritage business in dress shirts and presents us with opportunities to grow and enhance the performance of both businesses.

We are currently implementing certain initiatives that are intended to build upon our business strategy, each of which we believe provides us with the opportunity to fill product and brand portfolio needs. The first initiative is our assumption of the wholesale IZOD women’s sportswear collection. IZOD women’s sportswear was previously a licensed business, and during the second quarter of 2007, we assumed the development and sale of the line. Our second initiative is a licensing arrangement with The Timberland Company to design, source and market men’s and women’s casual sportswear under the Timberland brand in North America. We will assume the management of the men’s apparel line, which is currently produced by The Timberland Company, for the Fall 2008 season and will launch a women’s line for the Fall 2009 season. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that will complement our existing portfolio of sportswear brands and enable us to reach a broader spectrum of consumers. In addition to these initiatives, during the fourth quarter of 2007, we plan to open five Calvin Klein better specialty retail stores in premier malls in the U.S., which are intended to serve as a platform for showcasing the totality of the Calvin Klein white label “better” product.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution of men’s dress shirts, men’s sportswear, neckwear (beginning in the fourth quarter of 2006) and women’s sportswear (beginning in the second quarter of 2007); and (ii) the sale, through approximately 725 company-operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores principally operate in an outlet format. We also operate a full price collection store located in New York City under the Calvin Klein Collection brand, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 88% of total royalty, advertising and other revenue in the first half of 2007, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, watches and home furnishings.

In the first half of 2007, net sales were 88% and royalty, advertising and other revenue was 12% of our total revenue.

Gross profit on total revenue is total revenue less cost of goods sold. We include as cost of goods sold, costs associated with the production and procurement of product, including inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs and other product procurement related charges. Since there is no cost of goods sold associated with royalty, advertising and other revenue, 100% of such revenue is included in gross profit. Due to the above factors, our gross profit may not be comparable to that of other entities.

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 50% of such expenses in the first half of 2007. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 21% of selling, general and administrative expenses in the first half of 2007.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 5, 2007 Compared With Thirteen Weeks Ended July 30, 2006

Net Sales

Net sales in the second quarter of 2007 increased 20.1% to $488.9 million from $407.1 million in the prior year. This increase included the following: (i) $34.1 million of net sales attributable to growth in our Wholesale Dress Furnishings segment, due principally to the addition of sales from our recently-acquired neckwear business; (ii) $26.4 million of net sales attributable to growth in our retail segments, driven by a 7% increase in comparable store sales and the opening of Calvin Klein outlet retail stores in premium malls; and (iii) $21.3 million of net sales attributable to growth in our Wholesale Sportswear and Related Products segment, particularly from our Calvin Klein and Van Heusen brands, as well as from our assumption of the IZOD women’s sportswear business in the second quarter of 2007. Due to the 53rd week in fiscal 2006, we believe that second quarter 2007 comparable store sales are more appropriately compared with the thirteen week period ended August 6, 2006, which is approximately the same period on a calendar basis. The impact of the calendar shift was an increase in comparable store sales of 2%. Therefore, on a shifted basis, comparable store sales increased 5%.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the second quarter of 2007 increased 22.6% to $63.5 million from $51.8 million in the prior year. This increase was primarily attributable to our Calvin Klein Licensing segment, driven by continued strength in the fragrance business, due principally to the new men’s and women’s CKIN2U fragrance line that was successfully launched in the first quarter of 2007 and increased sales of both the men’s and women’s euphoria fragrance. Also contributing to the Calvin Klein revenue increase was the success of the multiple new licensed product categories launched over the past few years and strong performances in jeans and underwear.

Gross Profit on Total Revenue

Gross profit on total revenue in the second quarter of 2007 was $277.5 million, or 50.2% of total revenue, compared with $227.1 million, or 49.5% of total revenue in the prior year. The 70 basis point improvement was due principally to strong product sell-throughs primarily in our outlet retail business, which yielded more full price selling and, to a lesser extent, a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the second quarter of 2007 were $209.5 million, or 37.9% of total revenue, and $177.4 million, or 38.7% of total revenue, in the prior year. The $32.1 million increase in SG&A expenses in the second quarter of 2007 included (i) increased expenses of $12.3 million in our Wholesale Sportswear and Related Products segment and our retail segments principally to support the sales growth previously mentioned; (ii) expenses of approximately $10.0 million related to our recently-acquired neckwear business; (iii) an increase in advertising expenditures of $5.0 million; and (iv) start-up costs of $2.2 million associated with our Timberland wholesale sportswear business and Calvin Klein better specialty retail stores.

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

Net interest expense in the second quarter of 2007 was $3.9 million compared with $4.4 million in the prior year. The net interest expense decrease was due principally to an increase in interest income driven primarily by an increase in investment rates of return over the prior year.

Income Taxes

In the first quarter of 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”). Under FIN 48, volatility in our tax rate may occur, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate our unrecognized tax benefits.

Income taxes for the second quarter of 2007 were provided for at a rate of 38.9% compared with last year’s full year rate of 37.5%.

Twenty-Six Weeks Ended August 5, 2007 Compared With Twenty-Six Weeks Ended July 30, 2006

Net Sales

Net sales in the first half of 2007 increased 17.2% to $1,009.3 million from $861.3 million in the prior year. This increase included the following: (i) $77.5 million of net sales attributable to growth in our Wholesale Dress Furnishings segment, due principally to the addition of sales from our recently-acquired neckwear business; (ii) $49.2 million of net sales attributable to growth in our retail segments, driven by a 7% increase in comparable store sales and the opening of Calvin Klein outlet retail stores in premium outlet malls; and (iii) $21.3 million of net sales attributable to growth in our Wholesale Sportswear and Related Products segment, particularly from our Calvin Klein and Van Heusen brands, as well as from our assumption of the IZOD women’s sportswear business in the second quarter of 2007. Due to the 53rd week in fiscal 2006, we believe that first half of 2007 comparable store sales are more appropriately compared with the twenty-six week period ended August 6, 2006, which is approximately the same period on a calendar basis. The impact of the calendar shift was an increase in comparable store sales of 2%. Therefore, on a shifted basis, comparable store sales increased 5%.

Net sales for the full year 2007 are expected to increase approximately 17%, due principally to growth in our existing businesses, as well as additional sales from our recently-acquired neckwear business and our assumption of the IZOD women’s sportswear business in the second quarter of 2007.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the first half of 2007 increased 29.7% to $135.0 million from $104.1 million in the prior year. This increase was primarily attributable to our Calvin Klein Licensing segment, due principally to the continued success of the fragrance business, which experienced the successful global launch of the new CKIN2U fragrance line for both men and women, as well as continued strength in sales of both the men’s and women’s euphoria fragrance line. Calvin Klein licensing revenue also increased as a result of the multiple new licensed product categories launched over the past few years and from strong performances in jeans and underwear.

We currently expect that royalty, advertising and other revenue will increase approximately 19% in our Calvin Klein Licensing segment for the full year 2007 as a result of growth of existing licensees, particularly in fragrance, jeans and underwear, as well as royalties generated from new license agreements. Royalty, advertising and other revenue in our other segments is expected to decrease an aggregate of 2% for the full year 2007 as a result of the loss of royalties associated with ARROW neckwear, which had been licensed to Superba, and the loss of royalties associated with IZOD neckwear and IZOD women’s sportswear, which had been licensed to third parties but are now being produced by us as a result of the termination or expiration of those licenses. Royalty, advertising and other revenue is expected to increase approximately 17% in total for the full year 2007.

Gross Profit on Total Revenue

Gross profit on total revenue in the first half of 2007 was $570.0 million, or 49.8% of total revenue, compared with $469.9 million, or 48.7% of total revenue in the prior year. The 110 basis point improvement was due principally to (i) a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue; and (ii) strong product sell-throughs in our wholesale dress shirt and outlet retail businesses, which yielded more full-price selling. Partially offsetting these increases was a decrease in gross margin in our wholesale sportswear business, which was negatively impacted by the overall weak retail environment, resulting in slower than planned sell-throughs at customer accounts that required us to record additional markdown allowances to relieve inventories at such accounts in the first quarter of 2007.

We currently expect that the gross profit on total revenue percentage will decrease approximately 70 to 80 basis points for the full year 2007. We anticipate that during the remainder of 2007, our gross profit percentage will decrease compared to the prior year as revenue grows faster in our wholesale businesses, which typically carry a lower gross margin percentage than our retail and licensing businesses.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first half of 2007 were $416.5 million, or 36.4% of total revenue, and $368.4 million, or 38.2% of total revenue, in the prior year. The $48.1 million increase in SG&A expenses in the first half of 2007 included (i) increased expenses of $24.0 million in our Wholesale Sportswear and Related Products segment and our retail segments principally to support the sales growth previously mentioned; (ii) expenses of approximately $20.0 million related to our recently-acquired neckwear business; (iii) an increase in advertising expenditures of $14.1 million, principally related to our Calvin Klein brand; and (iv) start-up costs of $3.6 million associated with our Timberland wholesale sportswear business and Calvin Klein better specialty retail stores. Also impacting the change in SG&A expenses for the first half of 2007 compared to the prior year was the absence of costs incurred in the first half of 2006 of (i) $11.3 million associated with the closing of our manufacturing facility in Ozark, Alabama; and (ii) $10.5 million in severance and other separation costs associated with the departure of Mark Weber, our former Chief Executive Officer.

Our full year 2007 SG&A expenses are currently expected to decrease as a percentage of total revenue by approximately 200 basis points compared with the full year 2006 percentage, which includes a decrease of 100 basis points attributable to the absence in 2007 of the 2006 facility closing costs and departure costs described above. The remaining 100 basis point decrease is due primarily to the growth in our wholesale businesses mentioned previously, as our wholesale businesses typically have lower expense rates than our retail businesses. This decrease is expected to be partially offset by start-up expenses of approximately $11.3 million associated with our men’s Timberland sportswear line, which we will assume the management of for Fall 2008 and our Calvin Klein better specialty retail stores, which we plan to begin to open in the fourth quarter of 2007.

Gain on Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The sale resulted in a pre-tax gain of $32.0 million in the first half of 2006, which was net of related fees, an amount held in escrow and the carrying value of the investments. Our share of the proceeds being held in escrow represents security for indemnification of certain potential losses incurred by the purchaser, as well as other adjustments to the purchase price. During the first half of 2007, $3.3 million was released to us from escrow. We recorded this release of escrow as an additional gain. The balance of our share of the amount held in escrow as of August 5, 2007 totaled approximately $1.5 million. We will be entitled to receive a distribution of our share of any amount remaining in escrow in 2008, and we will record the release of any such amount as an additional gain if and when such amount is released to us.

Interest Expense, Net

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Net interest expense in the first half of 2007 was $8.4 million compared with $10.0 million in the prior year. The net interest expense decrease was due principally to an increase in interest income from an increase in investment rates of return over the prior year.

Income Taxes

In the first quarter of 2007, we adopted the provisions of FIN 48. Under FIN 48, additional volatility in our tax rate may occur in the future, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate our unrecognized tax benefits.

Income taxes for the first half of 2007 were provided for at a rate of 37.9% compared with last year’s full year rate of 37.5%. We currently estimate our full year rate for 2007 to be in a range of 37.2% to 37.7%. It is possible that our estimated full year rate could change from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments and dividends.

Operations

Cash provided by operating activities was $31.6 million in the first half of 2007, which compares with cash provided by operating activities of $102.8 million in the prior year. This decrease was due principally to changes in working capital, including (i) an increase in accounts receivable related principally to the revenue growth mentioned previously, including from our recently-acquired neckwear business and our new IZOD women’s sportswear business, combined with the calendar shift caused by the 53rd week in fiscal 2006, which resulted in a higher sales volume near the end of the second quarter of 2007 when compared to the prior year; (ii) an increase in inventories related principally to an anticipated sales increase in the third quarter of 2007 as compared to the prior year’s third quarter, including from our recently-acquired neckwear business and our new IZOD women’s sportswear business; and (iii) a decrease in accounts payable and accrued expenses during 2007 due to payments of incentive compensation and advertising expenses that were incurred in the fourth quarter of 2006 and exceeded the prior year amounts. Partially offsetting the effect of these changes was an increase in net income.

For the full year 2007, we expect that our cash provided by operating activities will exceed net income, due principally to depreciation and amortization and noncash stock-based compensation expense. This is expected to be offset, in part, by increases in working capital to support the anticipated sales growth mentioned previously.

Capital Expenditures

Our capital expenditures in the first half of 2007 were $33.3 million. We currently expect that capital expenditures for the full year 2007 will increase to a range of $100.0 million to $110.0 million from the prior year amount of $46.2 million. The planned increase in capital expenditures for 2007 is due principally to (i) additional office space, warehouse and distribution facility expansion and information technology spending both domestically and internationally to allow our infrastructure to support the sales growth and new businesses mentioned previously; and (ii) the build out of Calvin Klein better specialty retail stores.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as additions to goodwill and totaled $14.9 million in the first half of 2007. We currently expect that such payments will be $33.0 million to $35.0 million for the full year 2007.

In connection with our acquisition of Superba in January 2007, we are obligated to pay Superba’s stockholders contingent purchase price payments if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The maximum payout that Superba’s stockholders can receive is $15.0 million, $25.0 million and $30.0 million with respect to earnings in 2007, 2008 and 2009, respectively. No assurance can be made that the earnings required to be met by the acquired business to earn the maximum payout (or any other payout) can be achieved. Any such contingent purchase price payments would be payable 90 days after fiscal year end. No such payments were recorded for the twenty-six weeks ended August 5, 2007.

Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. We received $32.8 million in cash proceeds from the sale of these entities in the first half of 2006 and $3.3 million in cash proceeds in the first half of 2007 in connection with the release of a portion of the amount held in escrow in connection with the sale.

Dividends

Our common stock, which as of August 5, 2007 is the only class of stock issued, currently pays annual dividends totaling $0.15 per share.

Cash dividends on our common stock are currently estimated to be $8.4 million to $8.5 million for the full year 2007.

During the second quarter of 2006, the holders of our Series B convertible preferred stock voluntarily converted all of the remaining outstanding shares of Series B convertible preferred stock into 11.6 million shares of our common stock. The holders subsequently sold a majority of such shares in a registered common stock offering. We made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million in connection with the conversion, and incurred certain costs, totaling $0.7 million, specifically related to the registered common stock offering. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. The aggregate $10.9 million inducement payment and offering costs was treated similar to a preferred stock dividend under accounting principles generally accepted in the United States.

Cash Flow Summary

Our net cash flow in the first half of 2007 was $0.2 million. Cash flow for the full year 2007 will be impacted by various other factors in addition to those discussed earlier in this “Liquidity and Capital Resources” section. For example, the exercise of stock options provided $17.6 million of cash for the full year in 2006. We currently estimate that the cash generated from the exercise of stock options for the full year 2007 will be similar to the amount in 2006.

Based on our current operations, and considering all of the above factors, we currently expect to generate $85.0 million to $90.0 million of cash flow for the full year 2007.

Financing Arrangements

Our capital structure as of August 5, 2007 was as follows:

(in millions)

Long-term debt	$ 399.5
Stockholders’ equity	$1,050.0

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, which may be increased by us by up to $100.0 million, with a sublimit of $50.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first half of 2007, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $142.4 million. As of August 5, 2007, we had $124.7 million outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility during the remainder of 2007.

Given our capital structure and our projections for future profitability and cash flow, we believe we could obtain additional financing, if necessary, for refinancing our long-term debt, or, if opportunities present themselves, future acquisitions. Although we believe we could obtain such financing, due to the current state of credit markets, there can be no assurance that such financing could be obtained on terms as favorable to us as our current financings or otherwise on terms satisfactory to us. Furthermore, as credit markets are constantly changing, there can be no assurance that such financing, if needed, could be obtained at such time as a need arises or that it would be available to us on terms satisfactory to us.

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales and income in the first and third quarters, as the selling of Spring and Fall merchandise to our customers occurs at higher levels as these selling seasons begin. Our retail businesses tend to generate higher levels of sales and income in the third and fourth quarters, due to the back to school and holiday selling seasons. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday season.

Due to the above factors, our operating results for the thirteen and twenty-six week periods ended August 5, 2007 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 4, 2007 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of August 5, 2007, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.8 million annually.

Principally all of our revenue and expenses are currently denominated in United States dollars. However, certain of our operations and license agreements expose us to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro, the Yen and the Canadian dollar. Our principal exposure to changes in exchange rates for the United States dollar results from our licensing businesses. Many of our license agreements require the licensee to report sales to us in the licensee’s local currency, but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. During times of a strengthening United States dollar, our foreign royalty revenue will be negatively impacted, and during times of a weakening United States dollar, our foreign royalty revenue will be favorably impacted.

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

ITEM 4 - CONTROLS AND PROCEDURES

As of August 5, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 5, 2007. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Our Annual Meeting of Stockholders was held on June 19, 2007. There were present in person or by proxy, holders of 52,675,010 shares of our common stock, or 94.1% of all shares of common stock eligible to be voted at the meeting. The holders of the common stock voted on all matters reported below.

The following directors were elected to serve for a term of one year:

	For	Vote Withheld

Mary Baglivo	52,617,433	57,577
Emanuel Chirico	48,881,467	3,793,543
Edward H. Cohen	48,874,224	3,800,786
Joseph B. Fuller	43,930,085	8,744,925
Margaret L. Jenkins	52,614,365	60,645
Bruce Maggin	49,047,885	3,627,125
V. James Marino	52,615,308	59,702
Henry Nasella	47,473,544	5,201,466
Rita M. Rodriguez	52,615,054	59,956
Craig Rydin	52,613,563	61,447

The proposal for Ernst & Young LLP to serve as our independent auditors until our next Annual Meeting of Stockholders was ratified. The votes were 52,527,070 For, 114,629 Against and 33,311 Abstentions.

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

3.9

Certificate of Amendment of Certificate of Incorporation, filed June 29, 2006 (incorporated by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the period ended May 6, 2007).

3.10

Certificate Eliminating Reference to Series B Convertible Preferred Stock from Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 12, 2007 (incorporated by reference to Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q for the period ended May 6, 2007).

3.11	By-laws of Phillips-Van Heusen Corporation, as amended through March 3, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 8, 2005).

10.1

Second Amended and Restated Revolving Credit Agreement, dated as of July 10, 2007, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com inc., G.H. Bass Franchises Inc., CD Group Inc., PVH CK Stores, Inc., PVH Ohio, Inc., PVH Michigan, Inc., PVH Pennsylvania, Inc., PVH Wholesale New Jersey, Inc., PVH Retail Management Company, PVH Superba/Insignia Neckwear, Inc. and the lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Joint Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank, National Association, as Co-Documentation Agent, and The CIT Group/Commercial Services, Inc., as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2007).

+10.2	Schedule of Non-Management Directors’ Fees, effective June 19, 2007.

+10.3	Form of Restricted Stock Unit Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan.

+15	Acknowledgement of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Filed herewith.

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

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  September 12, 2007

/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit

Description

10.2	Schedule of Non-Management Directors’ Fees, effective June 19, 2007.

10.3	Form of Restricted Stock Unit Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan.

15	Acknowledgement of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.