Form 10-Q
period 2007-11-04
PHILLIPS VAN HEUSEN CORP /DE/
filed 2007-12-14
CIK 78239

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 4, 2007

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of November 30, 2007 was 56,487,998.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of November 4, 2007, February 4, 2007 and
October 29, 2006	2

Consolidated Income Statements for the Thirteen and Thirty-Nine Weeks Ended
November 4, 2007 and October 29, 2006	3

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 4, 2007
and October 29, 2006	4

Notes to Consolidated Financial Statements	5-14

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	15-21

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 - Controls and Procedures	22

PART II -- OTHER INFORMATION

Item 6 - Exhibits	23-24

Signatures	25

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenues and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositioning of brands by our licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to realize revenue growth from developing and growing Calvin Klein; (iv) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (viii) our ability to return value to our stockholders through our stock repurchase program is dependent upon our stock price and the extent to which cash is used for other purposes; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenues or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have reviewed the consolidated balance sheets of Phillips-Van Heusen Corporation as of November 4, 2007 and October 29, 2006, the related consolidated income statements for the thirteen and thirty-nine week periods ended November 4, 2007 and October 29, 2006 and the related consolidated statements of cash flows for the thirty-nine week periods ended November 4, 2007 and October 29, 2006. These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Phillips-Van Heusen Corporation as of February 4, 2007, and the related consolidated income statement, statement of changes in stockholders’ equity, and statement of cash flows for the year then ended (not presented herein) and in our report dated March 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 4, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New York, New York

December 13, 2007

Phillips-Van Heusen Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	November 4,	February 4,	October 29,
	2007	2007	2006
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$ 336,629	$ 366,099	$ 358,602
Accounts receivable, net of allowances for doubtful accounts of
$2,564, $2,553 and $5,431	267,982	92,317	171,560
Inventories	332,107	284,894	280,762
Prepaid expenses	31,058	39,553	10,794
Other, including deferred taxes of $1,969, $1,969 and $23,435	2,221	2,140	23,603
Total Current Assets	969,997	785,003	845,321
Property, Plant and Equipment, net	202,748	172,040	157,689
Goodwill	295,363	271,111	221,068
Tradenames	621,135	621,135	612,966
Perpetual License Rights	86,000	86,000	86,000
Customer Relationships	33,534	35,310	-
Other Assets	29,573	27,886	24,683
Total Assets	$2,238,350	$1,998,485	$1,947,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 128,090	$ 81,874	$ 74,693
Accrued expenses	161,069	173,583	156,427
Deferred revenue	20,641	27,709	19,772
Total Current Liabilities	309,800	283,166	250,892
Long-Term Debt	399,549	399,538	399,535
Other Liabilities, including deferred taxes of $221,377, $256,322
and $265,704	418,469	373,624	393,916

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares
authorized; no shares issued	-	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; 56,491,355; 55,850,012 and 55,500,599 shares issued	56,491	55,850	55,501
Additional capital	556,052	530,002	517,971
Retained earnings	528,204	388,555	363,877
Accumulated other comprehensive loss	(29,981)	(32,200)	(33,965)
Less: 4,207; 1,000 and 0 shares of common stock held in treasury,
at cost	(234)	(50)	-
Total Stockholders’ Equity	1,110,532	942,157	903,384
Total Liabilities and Stockholders’ Equity	$2,238,350	$1,998,485	$1,947,727

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 4,	October 29,	November 4,	October 29,
	2007	2006	2007	2006

Net sales	$611,399	$500,235	$1,620,714	$1,361,543
Royalty revenue	62,851	52,037	159,440	130,384
Advertising and other revenue	22,120	15,989	60,498	41,700
Total revenue	696,370	568,261	1,840,652	1,533,627

Cost of goods sold	367,762	287,880	942,018	783,375

Gross profit	328,608	280,381	898,634	750,252

Selling, general and administrative expenses	226,310	195,738	642,856	564,148

Gain on sale of investments, net	-	-	3,335	32,043

Income before interest and taxes	102,298	84,643	259,113	218,147

Interest expense	8,405	8,568	25,378	25,699
Interest income	4,300	4,645	12,856	11,798

Income before taxes	98,193	80,720	246,591	204,246

Income tax expense	37,314	29,947	93,606	75,775

Net income	60,879	50,773	152,985	128,471

Preferred stock dividends	-	-	-	3,230

Inducement payment and offering costs	-	-	-	10,948

Net income available to common stockholders	$ 60,879	$ 50,773	$ 152,985	$ 114,293

Basic net income per common share	$ 1.08	$ 0.92	$ 2.72	$ 2.24

Diluted net income per common share	$ 1.05	$ 0.89	$ 2.65	$ 2.19

Dividends declared per common share	$ 0.075	$ 0.0375	$ 0.15	$ 0.1125

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Thirty-Nine Weeks Ended
	November 4,	October 29,
	2007	2006

OPERATING ACTIVITIES:
Net income	$152,985	$128,471
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	28,540	23,923
Amortization	5,243	3,430
Deferred taxes	1,359	36,366
Stock-based compensation	7,668	5,707
Impairment of long-lived assets	1,331	3,418
Gain on sale of investments, net	(3,335)	(32,043)

Changes in operating assets and liabilities:
Accounts receivable	(175,665)	(68,760)
Inventories	(47,213)	(23,043)
Accounts payable, accrued expenses and deferred revenue	39,204	20,233
Prepaid expenses	8,495	7,328
Other, net	24,547	7,411
Net cash provided by operating activities	43,159	112,441

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(61,026)	(26,380)
Purchase price adjustment from acquisition of Superba, net	782	-
Contingent purchase price payments to Mr. Calvin Klein	(25,034)	(21,069)
Proceeds from sale of investments	3,335	32,811
Net cash used by investing activities	(81,943)	(14,638)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12,351	10,277
Excess tax benefits from exercise of stock options	5,599	3,119
Acquisition of treasury shares	(184)	-
Cash dividends on common stock	(8,452)	(5,776)
Cash dividends on preferred stock	-	(3,230)
Inducement payment and offering costs	-	(10,948)
Net cash provided (used) by financing activities	9,314	(6,558)

(Decrease) Increase in cash	(29,470)	91,245

Cash at beginning of period	366,099	267,357

Cash at end of period	$336,629	$358,602

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

1.  GENERAL

The Company’s fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1, and are designated by the calendar year in which the fiscal year commences.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 4, 2007.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from the estimates.

The results of operations for the thirteen and thirty-nine weeks ended November 4, 2007 and October 29, 2006 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. In addition, comparisons between the thirteen and thirty-nine weeks ended November 4, 2007 and October 29, 2006 are being impacted by the extra week (53rd week) in 2006, which results in the calendar weeks in each fiscal period of 2007 being compared to a different calendar week period in 2006. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, G.H. Bass & Co., G.H. Bass Earth, Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, MICHAEL Michael Kors, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar, Jones New York and to other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories is determined using the last-in, first-out method (“LIFO”). Cost for all other inventories is determined using the first-in, first-out method (“FIFO”). At November 4, 2007, February 4, 2007 and October 29, 2006, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  ACQUISITION OF SUPERBA

On January 2, 2007, the Company completed its acquisition of substantially all of the assets of Superba, Inc. (“Superba”), a privately-held manufacturer and distributor of neckwear in the United States and Canada. Prior to the acquisition, Superba had been licensing the ARROW trademark from the Company for use on and in connection with neckwear. The Company paid $113,262, including transaction expenses, in the fourth quarter of 2006 and incurred additional transaction expenses of $320 during the thirty-nine weeks ended November 4, 2007 in connection with the acquisition. The amount paid by the Company at closing for the acquisition was subject to adjustment based on the difference between the average working capital and closing date working capital of the acquired business. During the thirty-nine weeks ended November 4, 2007, the Company was repaid amounts totaling $1,102 based on such difference. The Company is required to pay contingent purchase price payments to Superba if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The maximum payout that Superba can receive is $15,000, $25,000 and $30,000 with respect to earnings in 2007, 2008 and 2009, respectively. Any such payments would be payable 90 days after the applicable year-end and would be recorded as additions to goodwill. The earnings target for 2007 had not been exceeded for the thirty-nine weeks ended November 4, 2007, and no assurance can be made that the earnings required to be met by the acquired business to earn the maximum payout (or any other payout) can be achieved. Therefore, no such payment liability was recorded for the thirty-nine weeks ended November 4, 2007.

4.  GOODWILL

The changes in the carrying amount of goodwill for the period ended November 4, 2007, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of February 4, 2007	$50,289	$82,133	$138,689	$271,111
Contingent purchase price payments to Mr. Calvin Klein	-	-	25,034	25,034
Adjustments to Superba purchase price allocation	(782)	-	-	(782)
Balance as of November 4, 2007	$49,507	$82,133	$163,723	$295,363

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

The Company also has an unfunded non-qualified supplemental defined benefit pension plan, which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon employment termination or retirement, or shortly thereafter.

In addition to the defined benefit pension plans described above, the Company has a capital accumulation program (“CAP Plan”), which is an unfunded non-qualified supplemental defined benefit plan covering 23 current and retired executives. Under the individual participants’ CAP Plan agreements, the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the CAP Plan for at least 10 years and has attained age 55.

The Company and its domestic subsidiaries also provide certain postretirement health care and life insurance benefits. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

Net benefit cost related to the pension plans was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/4/07	10/29/06	11/4/07	10/29/06

Service cost, including plan expenses	$ 1,932	$ 1,738	$ 5,796	$ 5,215
Interest cost	3,619	3,468	10,857	10,404
Amortization of net loss	1,275	1,332	3,824	3,998
Expected return on plan assets	(4,338)	(3,881)	(13,014)	(11,632)
Amortization of prior service cost	25	83	76	248
Settlement loss	-	-	-	2,247
Special termination benefits	-	-	-	723
Total	$ 2,513	$ 2,740	$ 7,539	$ 11,203

The settlement loss for the thirty-nine weeks ended October 29, 2006 resulted from the departure of Mark Weber, the Company’s former Chief Executive Officer.

The special termination benefits for the thirty-nine weeks ended October 29, 2006 resulted from the closure of the Company’s manufacturing facility located in Ozark, Alabama.

Net benefit cost related to the CAP Plan was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/4/07	10/29/06	11/4/07	10/29/06

Service cost, including plan expenses	$ 46	$ 45	$138	$135
Interest cost	251	242	753	726
Total	$297	$287	$891	$861

Net benefit cost related to the postretirement plan was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/4/07	10/29/06	11/4/07	10/29/06

Interest cost	$ 349	$ 330	$1,047	$1,049
Amortization of net loss	97	108	291	316
Amortization of prior service benefit	(204)	(237)	(613)	(613)
Special termination benefits	-	-	-	242
Total	$ 242	$ 201	$ 725	$ 994

6.  INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) in the first quarter of 2007. As a result of the implementation of FIN 48, the Company increased its liability for unrecognized tax benefits by $4,884, inclusive of interest and penalties, which was accounted for as a reduction to the Company’s beginning balance of retained earnings for first quarter of 2007. In addition, the Company reclassified $48,955 from taxes payable and deferred tax liabilities to a liability for unrecognized tax benefits for the first quarter of 2007. The total amount of unrecognized tax benefits as of the beginning of 2007 was $53,839.

Upon adoption of FIN 48, the Company elected to classify any interest and penalties related to unrecognized tax benefits in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Income Statement for the thirty-nine weeks ended November 4, 2007 totaled $2,238. Interest and penalties accrued in the Company’s Consolidated Balance Sheet as of November 4, 2007 totaled $4,217.

During the thirty-nine weeks ended November 4, 2007, the Company’s liability for unrecognized tax benefits increased by $12,325 to $66,164. Such increase related principally to tax positions taken during the current year. If the total amount of unrecognized tax benefits was recognized, $64,222 of this amount would reduce the effective tax rate and $1,942 of this amount would reduce goodwill.

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

7.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/4/07	10/29/06	11/4/07	10/29/06

Net income	$60,879	$50,773	$152,985	$128,471
Reclassification of pension and postretirement costs
to net income, net of taxes	740	-	2,219	-
Foreign currency translation adjustments,
net of taxes	-	-	-	30
Comprehensive income	$61,619	$50,773	$155,204	$128,501

The income tax effect related to the reclassification of pension and postretirement costs to net income was an expense of $453 and $1,359 for the thirteen and thirty-nine weeks ended November 4, 2007, respectively. The income tax effect related to foreign currency translation adjustments was an expense of $19 for the thirty-nine weeks ended October 29, 2006.

8.  STOCK-BASED COMPENSATION

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) was approved at the Company’s Annual Meeting of Stockholders held in June 2006. The 2006 Plan replaced the Company’s existing 1997, 2000 and 2003 Stock Option Plans. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of such approval, other than with respect to outstanding options under those plans, which will continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock option exercises are primarily funded with the issuance of new shares of the Company’s common stock.

2006 Stock Incentive Plan

The Company may grant the following types of incentive awards under the 2006 Plan: (i) non-qualified stock options (“NQs”); (ii) incentive stock options (“ISOs”); (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; and (vii) other stock-based awards. Each award granted under the 2006 Plan is evidenced by an award agreement that specifies, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, applicable performance period(s) and performance measure(s), and such other terms and conditions as the plan committee determines.

Through November 4, 2007, the Company has granted only service-based NQs and RSUs, as well as contingently issuable performance shares under the 2006 Plan. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006). The maximum term of options granted under the 2006 Plan is ten years. The award agreements for options and RSUs granted under the 2006 Plan generally provide for accelerated vesting upon the participant’s retirement (as defined in the 2006 Plan).

1997, 2000 and 2003 Stock Option Plans

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant. NQs and ISOs granted have a ten-year term. Options are generally cumulatively exercisable in either three equal installments commencing three years after the date of grant or in four equal installments commencing one year after the date of grant. The options provide for accelerated vesting upon the optionee’s retirement (as defined in the 1997, 2000 and 2003 Stock Option Plans).

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes model. The estimated fair value of the options, net of estimated forfeitures, is amortized to expense on a straight-line basis over the options’ vesting period.

The following summarizes the assumptions used to estimate the fair value of stock options granted during the thirty-nine weeks ended November 4, 2007 and October 29, 2006, respectively:

Thirty-Nine Weeks Ended
	11/4/07	10/29/06
Weighted average risk-free interest rate	4.69%	4.73%
Weighted average expected option life	6.3 Years	6.2 Years
Weighted average expected volatility	33.3%	33.3%
Expected annual dividends per share	$0.15	$0.15
Weighted average estimated fair value per share of options granted	$24.08	$15.41

The Company receives a tax deduction for certain stock-based compensation transactions. For the thirty-nine weeks ended November 4, 2007 and October 29, 2006, such tax deductions related only to the exercise of certain stock options. The actual income tax benefit realized from stock option exercises for the thirty-nine weeks ended November 4, 2007 and October 29, 2006 was $6,891 and $6,265, respectively. Of those amounts, $5,599 and $3,119, respectively, were excess tax benefits from stock option exercises. Excess tax benefits arise when the actual tax benefit resulting from a stock option exercise exceeds the tax benefit associated with the grant date fair value of the related stock option. In accordance with FASB Statement No. 123R, “Share-Based Payment,” the Company reported excess tax benefits as financing cash flows in its Consolidated Statements of Cash Flows.

Stock option activity for the thirty-nine weeks ended November 4, 2007 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at February 4, 2007	3,791	$25.15
Granted	229	58.71
Exercised	641	19.26
Cancelled	17	27.53
Outstanding at November 4, 2007	3,362	$28.54
Exercisable at November 4, 2007	1,716	$21.06

During the thirty-nine weeks ended November 4, 2007, the Company granted 159 RSUs at a weighted average fair value of $56.09 per share. RSUs granted to employees vest in three installments commencing two years after the date of grant. RSUs granted to non-employee directors vest in four equal installments commencing one year after the date of grant. The RSU award agreements provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of the RSUs is equal to the closing price of the Company’s common stock on the date of grant. The fair value of the RSUs, net of estimated forfeitures, is amortized to expense on a straight-line basis over the RSUs’ vesting period.

During the first quarter of 2007, the Company granted contingently issuable performance share awards to certain individuals. Certain of the Company’s executive officers received contingently issuable performance share awards subject to a performance period of two years. Additionally, all of the Company’s executive officers received contingently issuable performance share awards subject to a performance period of three years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and improvement in return on equity during the applicable performance cycle. Depending on the level of objectives achieved, up to a total number of 13 shares will be issued for the two-year performance period and up to 69 shares for the three-year performance period. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to being earned. The Company records expense for the contingently issuable performance shares ratably based on such fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued.

9.  ASSET IMPAIRMENTS

The level of profitability in certain of the Company’s retail stores was an impairment indicator, which caused the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in certain of these stores were not recoverable and recorded impairments of $1,331 through the third quarter of 2007 (of which $1,279 was recorded in the first quarter of 2007 and $52 was recorded in the third quarter of 2007) and $2,314 through the third quarter of 2006 (of which $1,918 was recorded in the second quarter of 2006 and $396 was recorded in the third quarter of 2006). These determinations were made by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. Since the long-lived assets in certain stores were deemed not recoverable, the net book value of the long-lived assets in excess of the fair value was written off. Fair value was estimated based on the net present value of the future cash flows expected from these stores. The impairment charges were included in selling, general and administrative expenses, principally in the Retail Apparel and Related Products segment.

During 2006, the Company closed its manufacturing facility located in Ozark, Alabama, which resulted in the Company recording a long-lived asset impairment of $988 in the first nine months of 2006 (of which $549 was recorded in the first quarter of 2006 and $439 was recorded in the second quarter of 2006). The impairment charge was included in selling, general and administrative expenses of the Wholesale Dress Furnishings segment.

During 2005, Federated Department Stores, Inc. (now known as Macy’s Inc. (“Macy’s”)) acquired The May Department Stores Company. Macy’s closed certain of the combined company’s stores subsequent to the acquisition. Since the Company had identifiable long-lived assets consisting of shops within stores (fixtures located in third party customer locations) in certain of the stores that were closed, this was an impairment indicator, which caused the Company to evaluate whether the net book value of these long-lived assets was recoverable. The Company determined that the long-lived assets in these stores were not recoverable and recorded an impairment of $116 in the second quarter of 2006. Since the long-lived assets related to closed stores, there were deemed to be no future cash flows associated with these assets. Therefore, a fair value of zero was determined to apply to the long-lived assets in these stores. As such, the impairment recorded was equal to the net book value of the long-lived assets in these stores. This amount was included in selling, general and administrative expenses of the Wholesale Sportswear and Related Products segment.

10.  SALE OF INVESTMENTS

On January 31, 2006, Warnaco, Inc. (“Warnaco”) acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company accounted for the investments in these entities under the cost method and, as such, the investments had a carrying amount of $768 at the time of the sale. During the first half of 2006, the Company received $32,811 in cash proceeds from the sale of these entities, net of an amount held in escrow and associated fees. The sale resulted in a pre-tax gain of $32,043 in the first half of 2006, which is net of related fees, an amount held in escrow and the carrying value of the investments. The Company’s share of the cash proceeds being held in escrow represents security for indemnification of certain potential losses incurred by Warnaco, as well as other adjustments to the purchase price. During the first quarter of 2007, $3,335 was released to the Company from escrow. The Company recorded this release of escrow as an additional gain. The balance of the Company’s share of the amount held in escrow as of November 4, 2007 totaled approximately $1,700, which is subject to exchange rate fluctuation. The Company believes it will receive a distribution of its share of any amount remaining in escrow in 2008, and the Company will record the release of any such amount as an additional gain if and when such amount is released to the Company.

11.  NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/4/07	10/29/06	11/4/07	10/29/06

Net income	$60,879	$50,773	$152,985	$128,471
Less:
Preferred stock dividends	-	-	-	3,230
Inducement payment and offering costs	-	-	-	10,948
Net income available to common stockholders for
basic and diluted net income per common share	$60,879	$50,773	$152,985	$114,293

Weighted average common shares outstanding for
basic net income per common share	56,475	55,430	56,248	50,921
Weighted average impact of dilutive securities	1,211	1,284	1,355	1,204
Weighted average impact of dilutive warrant	147	99	157	83
Total shares for diluted net income per common share	57,833	56,813	57,760	52,208

Basic net income per common share	$ 1.08	$ 0.92	$ 2.72	$ 2.24

Diluted net income per common share	$ 1.05	$ 0.89	$ 2.65	$ 2.19

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

As set forth in Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” when convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income available to common stockholders in the calculation of net income per common share. As such, the inducement payment and offering costs paid by the Company in connection with the conversion and subsequent registered common stock offering resulted in a reduction of net income available to common stockholders for the thirty-nine weeks ended October 29, 2006.

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/4/07	10/29/06	11/4/07	10/29/06

Weighted average antidilutive securities	298	11	242	174

According to FASB Statement No. 128, “Earnings per Share,” contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per common share for that period. The Company granted contingently issuable performance shares during the first quarter of 2007 that did not meet the performance conditions as of November 4, 2007 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen and thirty-nine weeks ended November 4, 2007. The maximum number of potentially dilutive shares that could be issued upon vesting is 82. These contingently issuable performance shares were also excluded from the computation of weighted average antidilutive securities.

In addition, conversion of the Series B convertible preferred stock that was converted into 4,321 weighted average common shares outstanding for the thirty-nine weeks ended October 29, 2006 was not assumed for the purpose of calculating dilutive securities outstanding because the resulting impact on the calculation of diluted net income per common share would have been antidilutive.

12.  NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Financing Activities section of the Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 29, 2006 was a decrease in Series B convertible preferred stock of $161,926, an increase in common stock of $11,566 and an increase in additional capital of $150,360 associated with the conversion of all of the remaining outstanding shares of the Series B convertible preferred stock.

13.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments: (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - The Company aggregates the results of its wholesale dress shirt and neckwear divisions into the Wholesale Dress Furnishings Segment. The Company’s wholesale dress shirt division derives revenue primarily from marketing dress shirts under the brand names Van Heusen, IZOD, Eagle, Geoffrey Beene, ARROW, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud and MICHAEL Michael Kors, to department, mid-tier department and specialty stores. The Company began marketing neckwear at wholesale in the fourth quarter of 2006 upon the acquisition of the assets of Superba. The Company’s neckwear division derives revenue primarily from marketing neckwear under the brand names ARROW, IZOD, Calvin Klein, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar and Jones New York. The Company also markets neckwear and dress shirts under various private label brands.

Wholesale Sportswear and Related Products Segment - The Company aggregates the results of its wholesale sportswear divisions into the Wholesale Sportswear and Related Products segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW and Calvin Klein and women’s sportswear under the brand name IZOD (beginning in the second quarter of 2007).

Retail Apparel and Related Products Segment - The Company aggregates the results of its Van Heusen, Izod, Geoffrey Beene and Calvin Klein retail divisions into the Retail Apparel and Related Products segment. This segment derives revenue principally from operating retail stores, principally in the outlet channel of distribution, which sell apparel and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene and Calvin Klein. This segment also derives revenue from selling Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price retail store located in New York City.

Retail Footwear and Related Products Segment - This segment represents the results of the Company’s Bass retail division. This division derives revenue principally from operating retail stores, primarily in the outlet channel of distribution, which sell footwear, apparel, accessories and related products under the brand names Bass and G.H. Bass & Co.

Calvin Klein Licensing Segment - The Company aggregates the results of its Calvin Klein licensing and advertising divisions into the Calvin Klein Licensing segment. This segment derives revenue from licensing and similar arrangements worldwide relating to the use by third parties of the brand names Calvin Klein Collection, ck Calvin Klein and Calvin Klein for a broad array of products and retail services.

The following table presents summarized information by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/4/07	10/29/06	11/4/07	10/29/06

Revenue - Wholesale Dress Furnishings
Net sales	$157,294	$ 97,662	$ 414,605	$ 277,477
Royalty revenue	1,659	1,841	4,680	4,983
Advertising and other revenue	826	613	2,182	1,423
Total	159,779	100,116	421,467	283,883

Revenue - Wholesale Sportswear and Related Products
Net sales	205,260	162,281	491,177	426,934
Royalty revenue	2,819	3,046	8,085	8,565
Advertising and other revenue	924	1,026	2,880	3,554
Total	209,003	166,353	502,142	439,053

Revenue - Retail Apparel and Related Products
Net sales	175,849	163,305	503,739	452,105
Royalty revenue	1,983	2,050	5,814	5,789
Total	177,832	165,355	509,553	457,894

Revenue - Retail Footwear and Related Products
Net sales	72,996	76,987	211,193	205,027
Royalty revenue	50	161	150	486
Advertising and other revenue	236	-	847	-
Total	73,282	77,148	212,190	205,513

Revenue - Calvin Klein Licensing
Royalty revenue	56,340	44,939	140,711	110,561
Advertising and other revenue	20,134	14,350	54,589	36,723
Total	76,474	59,289	195,300	147,284

Total Revenue
Net sales	611,399	500,235	1,620,714	1,361,543
Royalty revenue	62,851	52,037	159,440	130,384
Advertising and other revenue	22,120	15,989	60,498	41,700
Total	$696,370	$568,261	$1,840,652	$1,533,627

Operating income - Wholesale Dress Furnishings	$ 30,089	$ 16,532	$ 66,356	$ 31,648(1)

Operating income - Wholesale Sportswear and
Related Products	29,588	27,071	75,020	77,658

Operating income - Retail Apparel and Related
Products	15,091	17,556	46,380	42,457

Operating income - Retail Footwear and Related
Products	6,114	8,794	17,425	13,217

Operating income - Calvin Klein Licensing	35,714	27,690	95,501(2)	100,735(2)

Corporate expenses(3)	14,298	13,000	41,569	47,568

Income before interest and taxes	$102,298	$ 84,643	$ 259,113	$ 218,147

(1)

Operating income for the Wholesale Dress Furnishings segment for the thirty-nine weeks ended October 29, 2006 includes $11,294 of costs associated with closing the Company’s manufacturing facility in Ozark, Alabama.

(2)

Operating income for the Calvin Klein Licensing segment for the thirty-nine weeks ended October 29, 2006 includes a gain of $32,043 associated with the sale by a subsidiary of the Company of minority interests in certain entities that operate various Calvin Klein jeans and sportswear businesses in Europe and Asia. Operating income for the Calvin Klein Licensing Segment for the thirty-nine weeks ended November 4, 2007 includes a gain of $3,335 associated with the release of cash held in escrow in connection with such sale.

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

The Company has guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of November 4, 2007 is approximately $4,900, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $3,100 as of November 4, 2007, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

15.  SUBSEQUENT EVENTS

On November 30, 2007, the Company’s Board of Directors authorized the Company to repurchase up to $200,000 of its outstanding common stock. At the closing stock price on November 30, 2007, the total outstanding authorization of $200,000 represented approximately 8% of the Company’s market capitalization. The Company’s authorization is effective through the end of 2008. The Company plans to use existing cash on hand to fund all purchases, and all of the shares repurchased under the authorization will be placed into treasury. The Board’s authorization permits the Company to effect the purchases through open market purchases, privately negotiated transactions, including accelerated and guaranteed share repurchase agreements, and other means. The specific timing and amount of repurchases will vary based on market conditions and other factors. The repurchase program may be modified, extended or terminated by the Board at any time.

On December 10, 2007, the Company reached an agreement in principle to acquire from Warnaco the shares of Confezioni Moda Italia S.r.l. (“CMI”), the licensee of the Company’s Calvin Klein Collection business. Warnaco is currently obligated to acquire the shares of CMI in January 2008 and to operate the Calvin Klein Collection business through 2013. Additionally, the Company granted Warnaco certain new licenses and expanded certain existing license rights. In return, Warnaco would make a payment of $38,500 to the Company. The Company would operate the Calvin Klein Collection business through 2012 and the amount paid to the Company would be subject to certain refund provisions if the Company were to cease operating the Calvin Klein Collection business prior to 2012. As such, the Company would amortize to income the amount received as earned based on the provisions of the agreement.  It is expected that the recognition of such amounts would effectively offset projected losses for the Calvin Klein Collection business. Therefore, the transaction, which is targeted to close in mid-January 2008, would not be expected to have a material financial impact on the Company. The Company would also pay Warnaco an amount based on the net working capital of CMI as of the closing date.

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

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, ARROW, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, unlisted, A Kenneth Cole Production, BCBG Max Azria, BCBG Attitude, Sean John, CHAPS, Donald J. Trump Signature Collection, MICHAEL Michael Kors and JOE Joseph Abboud, which are licensed. In the fourth quarter of 2006, we acquired Superba, which enabled us to add the DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar, Jones New York and other brand names, as well as various private label names, to our portfolio of licensed brands.

Our historical strategy has been to manage and market a portfolio of nationally recognized brands across multiple product categories, through multiple channels of distribution and at multiple price points. This strategy was enhanced by our acquisition of Calvin Klein in 2003, which provided us with one of the most famous designer names in the world and an additional platform for growth in revenue and profitability. Through that transaction, and to a lesser extent, our acquisition of Arrow in 2004, we were able to diversify our business model by providing growth opportunities from strong and highly profitable licensing streams, which do not require capital investments. Our acquisition in January 2007 of Superba’s established neckwear business complements our heritage business in dress shirts, which presents us with opportunities to grow and enhance the performance of both businesses by providing us with the ability to produce all the neckwear for our owned brands over time and to leverage the design, merchandising and selling capabilities of both businesses to offer our customers a cohesive and comprehensive portfolio of branded dress shirts and neckwear.

We are currently implementing certain initiatives that are intended to build upon our business strategy, each of which we believe provides us with the opportunity to fill product and brand portfolio needs. The first initiative is our assumption of the wholesale IZOD women’s sportswear collection, which was previously a licensed business. Such license agreement was terminated and, during the second quarter of 2007, we assumed responsibility for the development and sale of the line. Our second initiative is a licensing arrangement with The Timberland Company to design, source and market men’s and women’s casual sportswear under the Timberland brand in North America. We will assume the management of the men’s apparel line, which is currently produced by The Timberland Company, for the Fall 2008 season and plan to launch a women’s line for the Spring 2010 season. In connection with these launches, we have begun to incur costs related to the sourcing and development of the lines. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that will complement our existing portfolio of sportswear brands and enable us to reach a broader spectrum of consumers. In addition to these initiatives, we have begun to open Calvin Klein specialty retail stores in premier malls in the U.S., which are intended to serve as a platform for showcasing the totality of the Calvin Klein white label “better” product. We expect to open five of these stores by the end of 2007.

OPERATIONS OVERVIEW

We generate net sales from: (i) the wholesale distribution of men’s dress shirts, men’s sportswear, neckwear (beginning in the fourth quarter of 2006) and women’s sportswear (beginning in the second quarter of 2007); and (ii) the sale, through approximately 750 company-operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores principally operate in an outlet format. We also operate a full price collection store located in New York City under the Calvin Klein Collection brand, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware, and, in the third quarter of 2007, we opened our first Calvin Klein specialty retail store.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 89% of total royalty, advertising and other revenue in the first nine months of 2007, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, watches and home furnishings.

In the first nine months of 2007, net sales were 88% and royalty, advertising and other revenue was 12% of our total revenue.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 48% of such expenses in the first nine months of 2007. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 21% of selling, general and administrative expenses in the first nine months of 2007.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 4, 2007 Compared With Thirteen Weeks Ended October 29, 2006

Net Sales

Net sales in the third quarter of 2007 increased 22.2% to $611.4 million from $500.2 million in the prior year. This increase included the following: (i) $102.6 million of net sales attributable to growth in our wholesale segments; and (ii) $8.6 million of net sales attributable to growth in our retail segments. Approximately $30.0 million of the growth in our wholesale segments was due to the retail calendar shift caused by the extra week (53rd week) in 2006, which results in the thirteen calendar weeks in each fiscal quarter of 2007 being compared to a different thirteen calendar week period in 2006. The remaining increase of $72.6 million in our wholesale segments was due to the addition of sales from our recently-acquired neckwear business combined with growth in our wholesale dress shirt business, growth in our Calvin Klein sportswear business and the addition of sales associated with our assumption of the IZOD women’s sportswear business in the second quarter of 2007. The growth in our retail segments was primarily driven by comparable store sales growth of approximately 1% in our outlet retail business and the opening of Calvin Klein and other outlet retail stores.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the third quarter of 2007 increased 24.9% to $85.0 million from $68.0 million in the prior year. This increase was primarily attributable to our Calvin Klein Licensing segment due, in part, to continued strength in fragrances. The Calvin Klein MAN fragrance line was successfully launched in the third quarter of 2007, and the strong sales continued for the men’s and women’s CKIN2U and euphoria fragrance lines. In addition, jeans and underwear sales grew significantly, both internationally and domestically which, combined with the success of licensed product categories introduced over the past four years, further contributed to the revenue increase.

Gross Profit on Total Revenue

Gross profit on total revenue in the third quarter of 2007 was $328.6 million, or 47.2% of total revenue, compared with $280.4 million, or 49.3% of total revenue in the prior year. The 210 basis point decrease was due principally to a change in sales mix, as net sales attributable to our wholesale businesses, which typically have lower gross margins than our retail businesses, increased as a percentage of our total net sales, due to faster sales growth in our wholesale businesses. Also contributing to the decrease was a decrease in gross margin in our wholesale sportswear and retail businesses, resulting principally from increased promotional selling to move Fall product and maintain clean inventory levels during the unseasonably warm weather that was experienced in much of the United States during September and October of 2007.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the third quarter of 2007 were $226.3 million, or 32.5% of total revenue, and $195.7 million, or 34.4% of total revenue, in the prior year. The 190 basis point decrease was due principally to the growth in our wholesale businesses mentioned above, as our wholesale businesses typically have lower expense rates than our retail businesses. The $30.6 million increase in SG&A expenses in the third quarter of 2007 included: (i) an increase in advertising expenditures of $15.1 million related principally to our Calvin Klein brand; (ii) expenses of approximately $11.0 million related to our recently-acquired neckwear business; and (iii) start-up costs of $3.5 million associated with our Timberland wholesale sportswear business and Calvin Klein specialty retail stores.

Interest Expense, Net

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Net interest expense in the third quarter of 2007 was $4.1 million, which was relatively flat to the prior year amount of $3.9 million.

Income Taxes

In the first quarter of 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”). Under FIN 48, volatility in our tax rate may occur, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate our unrecognized tax benefits.

Income taxes for the third quarter of 2007 were provided for at a rate of 38.0% compared with last year’s full year rate of 37.5%.

Thirty-Nine Weeks Ended November 4, 2007 Compared With Thirty-Nine Weeks Ended October 29, 2006

Net Sales

Net sales in the first nine months of 2007 increased 19.0% to $1,620.7 million from $1,361.5 million in the prior year. This increase included the following: (i) $201.4 million of net sales attributable to growth in our wholesale segments; and (ii) $57.8 million of net sales attributable to growth in our retail segments. Approximately $60.0 million of the growth in our wholesale segments was due to the calendar shift caused by the 53rd week in 2006, which results in the thirty-nine calendar weeks in 2007 being compared to a different thirty-nine week period in 2006. The remaining increase of $141.4 million in our wholesale segments was due to the addition of sales from our recently-acquired neckwear business combined with growth in our wholesale dress shirt business, growth in our Calvin Klein sportswear business and the addition of sales associated with our assumption of the IZOD women’s sportswear business in the second quarter of 2007. The growth in our retail segments was primarily driven by comparable store sales growth of approximately 4% in our outlet retail business and the opening of Calvin Klein and other outlet retail stores.

Net sales in the fourth quarter of 2007 will be negatively impacted by the calendar shift caused by the 53rd week in 2006. The positive impact of $60.0 million on revenue for the first nine months of 2007 as a result of the calendar shift will be more than offset by a negative impact of $70.0 million in the fourth quarter as a result of the calendar shift and the additional week in the fourth quarter of 2006. This results in a negative impact of approximately $10.0 million for the full year. Net sales for the full year 2007 are expected to increase approximately 16%.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the first nine months of 2007 increased 27.8% to $219.9 million from $172.1 million in the prior year. This increase was primarily attributable to our Calvin Klein Licensing segment due, in part, to the continued success of the fragrance business, which experienced the successful launches of the new men’s and women’s CKIN2U fragrance lines and the new Calvin Klein MAN fragrance line, as well as continued strength in sales of both the men’s and women’s euphoria fragrance lines. In addition, jeans and underwear sales grew significantly, both internationally and domestically which, combined with the success of licensed product categories introduced over the past four years, further contributed to the revenue increase.

Royalty, advertising and other revenue is expected to increase approximately 22% in total for the full year 2007 due principally to our Calvin Klein Licensing segment for the reasons noted above. Royalty, advertising and other revenue comparisons for the fourth quarter are expected to be negatively affected by our non-Calvin Klein segments as a result of the loss of royalties associated with ARROW neckwear, which had been licensed to Superba, and the loss of royalties associated with IZOD neckwear and IZOD women’s sportswear, which had been licensed to third parties, but are now being produced by us as a result of the termination or expiration of those licenses.

Gross Profit on Total Revenue

Gross profit on total revenue in the first nine months of 2007 was $898.6 million, or 48.8% of total revenue, compared with $750.3 million, or 48.9% of total revenue in the prior year. Gross margin improvements due to strong product sell-throughs in our wholesale dress shirt business throughout the year and in our outlet retail business during the first half of the year, which yielded more full-price selling, were more than offset by gross margin decreases due to: (i) a change in sales mix, as net sales attributable to our wholesale businesses, which typically have lower gross margins than our retail businesses, increased as a percentage of our total net sales, due to faster sales growth in our wholesale businesses; and (ii) increased promotional selling in our wholesale sportswear business, which has been negatively affected by the overall weak retail environment throughout the year and the unseasonably warm weather that was experienced in much of the United States during September and October of 2007.

We currently expect that the gross profit on total revenue percentage will decrease approximately 60 to 70 basis points for the full year 2007. We anticipate that during the remainder of 2007, our gross profit percentage will continue to decrease compared to the prior year as revenue grows faster in our wholesale businesses, which typically carry a lower gross margin percentage than our retail businesses. The faster revenue growth in our wholesale businesses is due, in part, to the addition of sales associated with our new neckwear and IZOD women’s sportswear businesses. In addition, the current difficult retail environment is expected to put pressure on the gross margin rate in the fourth quarter, particularly in our retail and wholesale sportswear businesses, where we will continue to take necessary promotional markdowns to maintain clean inventory levels.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first nine months of 2007 were $642.9 million, or 34.9% of total revenue, and $564.1 million, or 36.8% of total revenue, in the prior year. The 190 basis point decrease was due principally to the growth in our wholesale businesses mentioned above, as our wholesale businesses typically have lower expense rates than our retail businesses. The $78.7 million increase in SG&A expenses in the first nine months of 2007 included: (i) expenses of approximately $31.0 million related to our recently-acquired neckwear business; (ii) an increase in advertising expenditures of $29.2 million, principally related to our Calvin Klein brand; (iii) increased expenses of $24.9 million in our Wholesale Sportswear and Related Products segment and our retail segments principally to support the sales growth previously mentioned; and (iv) start-up costs of approximately $7.0 million associated with our Timberland wholesale sportswear business and Calvin Klein specialty retail stores. Also impacting the change in SG&A expenses for the first nine months of 2007 compared to the prior year was the absence of costs incurred in the first nine months of 2006 of: (i) $11.3 million associated with the closing of our manufacturing facility in Ozark, Alabama in the second quarter of 2006; and (ii) $10.5 million in severance and other separation costs associated with the departure in the first quarter of 2006 of Mark Weber, our former Chief Executive Officer.

Our full year 2007 SG&A expenses are currently expected to decrease as a percentage of total revenue by approximately 200 basis points compared with the full year 2006 percentage, which is in line with the decrease in the first nine months of the year. This decrease includes a decrease of 100 basis points attributable to the absence in 2007 of the 2006 facility closing costs and departure costs described above.

Gain on Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The sale resulted in a pre-tax gain of $32.0 million in the first half of 2006, which was net of related fees, an amount held in escrow and the carrying value of the investments. Our share of the proceeds being held in escrow represents security for indemnification of certain potential losses incurred by the purchaser, as well as other adjustments to the purchase price. During the first quarter of 2007, $3.3 million was released to us from escrow. We recorded this release of escrow as an additional gain. The balance of our share of the amount held in escrow as of November 4, 2007 totaled approximately $1.7 million, which is subject to exchange rate fluctuation. We believe we will receive a distribution of our share of any amount remaining in escrow in 2008, and we will record the release of any such amount as an additional gain if and when such amount is released to us.

Interest Expense, Net

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Net interest expense in the first nine months of 2007 was $12.5 million compared with $13.9 million in the prior year. The net interest expense decrease was due principally to an increase in interest income from an increase in average investment rates of return over the prior year.

Income Taxes

We adopted the provisions of FIN 48 in the first quarter of 2007. Under FIN 48, additional volatility in our tax rate may occur in the future, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate our unrecognized tax benefits.

Income taxes for the first nine months of 2007 were provided for at a rate of 38.0% compared with last year’s full year rate of 37.5%. We currently estimate our full year rate for 2007 to be in a range of 37.5% to 37.8%. It is possible that our estimated full year rate could change from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments and dividends.

Operations

Cash provided by operating activities was $43.2 million in the first nine months of 2007, which compares with $112.4 million in the first nine months of the prior year. This decrease was due principally to changes in working capital, including: (i) an increase in accounts receivable related principally to the revenue growth mentioned previously, including from our new IZOD women’s sportswear business, combined with the calendar shift caused by the 53rd week in 2006, which resulted in a higher sales volume near the end of the third quarter of 2007 when compared to the prior year; and (ii) an increase in inventories primarily related to an anticipated sales increase in the fourth quarter of 2007 as compared to the prior year’s fourth quarter, combined with the calendar shift, which caused merchandise receipts in our retail businesses to occur at the end of the third quarter this year, rather than the first week of the fourth quarter as occurred last year. Partially offsetting these cash decreases were: (i) an increase in net income; and (ii) an increase in accounts payable related principally to the timing of inventory payments in our sportswear and retail businesses.

For the full year 2007, we expect that our cash provided by operating activities will exceed net income, due principally to depreciation and amortization and noncash stock-based compensation expense. This is expected to be offset, in part, by increases in working capital to support our growth.

Capital Expenditures

Our capital expenditures in the first nine months of 2007 were $61.0 million. We currently expect that capital expenditures for the full year 2007 will increase to a range of $100.0 million to $110.0 million from the prior year amount of $46.2 million. The planned increase in capital expenditures for 2007 is due principally to: (i) additional office space, warehouse and distribution facility expansion and information technology spending, both domestically and internationally, to allow our infrastructure to support the sales growth and new businesses mentioned previously; and (ii) the build out of Calvin Klein specialty retail stores.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as additions to goodwill and totaled $25.0 million in the first nine months of 2007. We currently expect that such payments will be $34.0 million to $36.0 million for the full year 2007.

In connection with our acquisition of Superba in January 2007, we are obligated to pay Superba contingent purchase price payments if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The maximum payout that Superba can receive is $15.0 million, $25.0 million and $30.0 million with respect to earnings in 2007, 2008 and 2009, respectively. Any such contingent purchase price payments would be payable 90 days after fiscal year end.

Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. We received $32.8 million in cash proceeds from the sale of these entities in the first half of 2006 and $3.3 million in cash proceeds in the first quarter of 2007 in connection with the release of a portion of the amount held in escrow in connection with the sale.

Dividends

Our common stock, which as of November 4, 2007 is the only class of stock issued, currently pays annual dividends totaling $0.15 per share.

Cash dividends on our common stock totaled $8.5 million for the full year 2007.

In connection with our acquisition of Calvin Klein, we issued $250 million of Series B convertible preferred stock. During the second quarter of 2006, the holders of our Series B convertible preferred stock voluntarily converted all of the remaining outstanding shares of Series B convertible preferred stock into 11.6 million shares of our common stock. The holders subsequently sold a majority of such shares in a registered common stock offering. We made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million in connection with the conversion, and incurred certain costs, totaling $0.7 million, specifically related to the registered common stock offering. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. The aggregate $10.9 million inducement payment and offering costs was treated similar to a preferred stock dividend under accounting principles generally accepted in the United States.

Share Repurchase Program

On November 30, 2007, our Board of Directors authorized us to repurchase up to $200 million of our outstanding common stock. At the closing stock price on November 30, 2007, the total outstanding authorization of $200 million represented approximately 8% of our market capitalization. Our authorization is effective through the end of 2008. We plan to use existing cash on hand to fund all purchases, and all of the shares repurchased under the authorization will be placed into treasury. The Board’s authorization permits us to effect the purchases through open market purchases, privately negotiated transactions, including accelerated and guaranteed share repurchase agreements, and other means. The specific timing and amount of repurchases will vary based on market conditions and other factors. The repurchase program may be modified, extended or terminated by the Board at any time.

Cash Flow Summary

Our net cash outflow in the first nine months of 2007 was $29.5 million. Cash flow for the full year 2007 will be impacted by various other factors in addition to those discussed above in this “Liquidity and Capital Resources” section. For example, the exercise of stock options provided $17.6 million of cash for the full year in 2006. We currently estimate that the cash generated from the exercise of stock options for the full year 2007 will be slightly less than the amount in 2006.

Based on our current operations, and considering all of the above factors, we currently expect to generate $90.0 million to $95.0 million of cash flow for the full year 2007. This cash flow estimate excludes any effect of the previously mentioned share repurchase program.

Financing Arrangements

Our capital structure as of November 4, 2007 was as follows:

(in millions)

Long-term debt	$ 399.5
Stockholders’ equity	$1,110.5

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, which may be increased by us by up to $100.0 million, with a sublimit of $50.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first nine months of 2007, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $142.4 million. As of November 4, 2007, we had $102.9 million outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility during the remainder of 2007.

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

Due to the above factors, our operating results for the thirteen and thirty-nine week periods ended November 4, 2007 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our gross interest expense. Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 4, 2007 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of November 4, 2007, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.7 million annually.

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

ITEM 4 - CONTROLS AND PROCEDURES

As of November 4, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 4, 2007. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

3.11

Certificate Eliminating Reference To Series A Cumulative Participating Preferred Stock From Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 28, 2007).

3.12	By-Laws of Phillips-Van Heusen Corporation, as amended through September 27, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2007).

+10.1	First Amendment to Amended and Restated Employment Agreement, dated as of September 25, 2007, between Emanuel Chirico and Phillips-Van Heusen Corporation.

+10.2	Schedule of Non-Management Directors’ Fees, effective June 19, 2007.

+10.3	Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan (as amended and restated effective as of January 1, 2005).

+10.4	Phillips-Van Heusen Corporation Supplemental Savings Plan (as amended and restated effective as of January 1, 2005).

+15	Acknowledgement of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Filed herewith.

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

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  December 6, 2007

/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit

Description

10.1	First Amendment to Amended and Restated Employment Agreement, dated as of September 25, 2007, between Emanuel Chirico and Phillips-Van Heusen Corporation.

10.2	Schedule of Non-Management Directors’ Fees, effective June 19, 2007.

10.3	Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan (as amended and restated effective as of January 1, 2005).

10.4	Phillips-Van Heusen Corporation Supplemental Savings Plan (as amended and restated effective as of January 1, 2005).

15	Acknowledgement of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.