Form 10-K
period 2008-02-03
PHILLIPS VAN HEUSEN CORP /DE/
filed 2008-04-03
CIK 78239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission File Number 001-07572

PHILLIPS-VAN HEUSEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State of incorporation)	(I.R.S. Employer Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	Zip Code

212-381-3500
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

(do not check if a smaller

  reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on August 5, 2007 (the last business day of the registrant’s most recently completed second quarter) was $2,967,313,868.

Number of shares of Common Stock outstanding as of March 19, 2008: 51,337,394.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2008	Part III

***

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenues and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other licensing partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositioning of brands by our licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to realize revenue growth from developing and growing Calvin Klein; (iv) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2007 year commenced on February 5, 2007 and ended on February 3, 2008; 2006 commenced on January 30, 2006 and ended on February 4, 2007; 2005 commenced on January 31, 2005 and ended on January 29, 2006.

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

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, IZOD G, Eagle, Bass, G.H. Bass & Co., Geoffrey Beene, ARROW, City of London, Bugatti, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ted Baker, Ike Behar, Original Penguin, Jones New York, Hart Schaffner Marx, Valentino, Alara, Axist, John Henry, Zylos by George Machado, Gianfranco Ruffini, Studio by Fumagalli’s and Timberland and to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to our acquisition of CMI refer to our January 2008 acquisition of Confezioni Moda International S.r.L., which we refer to as “CMI.” CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses.

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

Overview

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our portfolio of brands includes our owned brands, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, ARROW, G.H. Bass & Co., Bass and Eagle, and our licensed brands, Geoffrey Beene, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ted Baker, Ike Behar, Jones New York and Hart Schaffner Marx, as well as various private label brands. We design and market nationally recognized branded dress shirts, neckwear, sportswear and, to a lesser extent, footwear and other related products. Additionally, we license our owned brands over a broad range of products. We market our brands at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference or distribution channel. Our licensing activities, principally our Calvin Klein business, diversify our business model by providing us with a sizeable base of profitable licensing revenues.

We believe Calvin Klein is one of the best known designer names in the world and that the Calvin Klein brands—Calvin Klein Collection, ck Calvin Klein and Calvin Klein—provide us with the opportunity to market products both domestically and internationally at higher price points, in higher-end distribution channels and to different consumer groups than our other product offerings. Products sold under these brands are sold primarily under licenses and other arrangements. Since our acquisition of Calvin Klein in February 2003, we have used our core competencies to expand the product offerings under the Calvin Klein brands and to bring these new product offerings into additional channels of distribution. Calvin Klein designs and/or controls all design operations and product development for most of its licensees and oversees a worldwide marketing, advertising and promotions program for the Calvin Klein brands. We believe that maintaining control over design and advertising through Calvin Klein’s dedicated in-house teams plays a key role in the continued strength of the brands. Worldwide retail sales of products sold under the Calvin Klein brands were approximately $5.4 billion in 2007.

Our “heritage” business encompasses the design, sourcing and marketing of a varied selection of branded label dress shirts, neckwear, sportswear and footwear under our portfolio of brands, as well as the licensing of our owned brands (other than the Calvin Klein brands), for an assortment of products. We design, source and market substantially all of these products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. Currently, we distribute our products at wholesale through more than 17,000 doors in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States, Canada and Europe. Our wholesale business represents our core business, and we believe that it is the basis for our brand equity. As a complement to our wholesale business, we also market our products directly to consumers through our Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein retail stores, primarily located in outlet malls throughout the United States.

We completed the Superba acquisition in January 2007. This transaction added a business that we believe is complementary to our heritage business in dress shirts and that has followed the same multiple brand, multiple channel and multiple price point strategy that we have followed. We believe that coupling neckwear with our dress shirt business will create additional opportunities to grow and enhance the performance of both businesses by providing us with the ability to produce all of the neckwear for our owned brands over time and to leverage the design, merchandising and selling capabilities of both businesses to offer our customers a cohesive and comprehensive portfolio of branded dress shirts and neckwear.

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

Calvin Klein

We acquired Calvin Klein because of the significant growth opportunities presented by the Calvin Klein brands. The brand pyramid we created for the Calvin Klein brands established a strategic brand architecture to guide the global brand growth and development of all three brand tiers, by differentiating each of the Calvin Klein brands with distinct marketing identities, positioning and channels. Additionally, branding product across three tiers allows flexibility from market to market to build businesses that address the differences between markets. We have over 55 licensing and other arrangements across the three Calvin Klein brands. These arrangements span a broad range of product categories and also grant rights to open retail stores.

•

Calvin Klein Collection. The principal growth opportunity for our “halo” brand is to broaden the current distribution through the continued opening of freestanding stores operated throughout the world by our experienced retail partners, as well as through expanded distribution within premier department stores. We acquired CMI, the licensee of the men’s and women’s high-end collection apparel and accessories businesses, in January 2008. We believe this acquisition will give us greater control over the Calvin Klein Collection businesses, which will thereby enhance our ability to maximize the halo benefit provided by this brand.

•

ck Calvin Klein. Our “bridge” brand, ck Calvin Klein, provides significant growth opportunities, particularly in Europe and Asia, where apparel and accessories are more traditionally sold in the upper-moderate to upper “bridge” price range. We have entered into several licenses since we acquired Calvin Klein, adding to the pre-existing licensed apparel and accessories lines. Specific growth opportunities include:

–

Broadening distribution of apparel and accessories through continued expansion in key markets such as Southeast Asia, China and Japan, as well as Europe and the Middle East. Since 2004, more than 50 freestanding ck Calvin Klein stores have been opened in these regions, bringing the total number of freestanding stores in operation to 58 at the end of 2007. Approximately 40 more freestanding ck Calvin Klein stores are expected to be opened by licensees by 2010.

–

Continued global roll-out and subsequent expansion of the ck Calvin Klein Beauty line of color cosmetics and skin care products, which was launched in Fall 2007.

–

Expansion of the watch and jewelry lines worldwide.

•

Calvin Klein. We believe that the Calvin Klein white label “better” brand presents the largest growth opportunity, particularly in the United States, Canada and Mexico. Growth opportunities for this brand include:

–

Continued expansion of our men’s sportswear business, which was first launched for Fall 2004 in the United States.

–

Continued development of the licensed lines of men’s and women’s footwear, handbags, women’s sportswear, women’s suits, dresses, women’s swimwear and men’s outerwear.

–

Introduction and growth of new fragrance offerings and brand extensions, such as the new men’s and women’s ckIN2U (Spring 2007) and Calvin Klein MAN (Fall 2007) fragrances.

–

Introduction and growth of new underwear brand extensions, such as the men’s and women’s Steel and men’s T-Matrix, Flexible Fit, 365 Seamless, Boxer Matrix, and Naked programs, as well as the women’s Perfectly Fit Tech and Perfectly Fit Naked programs.

–

Pursuit of additional licensing opportunities for new product lines.

–

Continued opening of specialty retail stores in premier malls in the United States, which are intended to serve as a platform for showcasing the totality of the Calvin Klein “better” apparel and related products offering.

Heritage Business

•

Continue to grow sportswear. We have a leading position in the United States in men’s sportswear and have continued to penetrate the sportswear market with additional products and product lines. We have built IZOD into a year-round lifestyle brand from its traditional knit sport shirt origins by adding new product offerings, such as pants, sweaters and outerwear, and new lines of apparel, including golf and jeanswear. As a result, IZOD has become a leader on the main floor of department stores in the United States. We expanded our wholesale sportswear offerings through our assumption of the IZOD women’s sportswear collection, which was previously a licensed business. The license agreement was terminated and, during the second quarter of 2007, we assumed responsibility for the development and sale of the line.

•

Continue to strengthen the competitive position and image of our current brand portfolio. We intend for each of our brands to be a leader in its respective market segment, with strong consumer awareness and loyalty. We believe that our brands are successful because we have positioned each one to target distinct consumer demographics and tastes. We will continue to design and market our branded products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers and increase consumer loyalty. We will seek to increase our market share in our businesses by expanding our presence through product extensions and increased floor space. We are also committed to investing in our brands through advertising to maintain strong customer recognition of our brands.

•

Continue to build our brand portfolio through acquisition and licensing opportunities. While we believe we have an attractive and diverse portfolio of brands with growth potential, we will also continue to explore acquisitions of companies or trademarks and licensing opportunities that we believe are additive to our overall business. New license opportunities allow us to fill new product and brand portfolio needs. We take a disciplined approach to acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies and, where appropriate, by extending the brand through licensing. For example, we licensed ARROW in 2000, as we saw it as an opportunity to penetrate the mid-tier department store channel of distribution, and we acquired the brand in 2004 because we believe that by controlling the brand, we can continue to increase revenue and expand product offerings. In the fourth quarter of 2006, we acquired the assets of Superba, a leading neckwear company, which added a business that we believe is complementary to our dress shirt business and expanded our portfolio of licensed brands. Additionally, during 2007, we announced our licensing agreement with The Timberland Company, under which we will design, source and market sportswear under the Timberland brand, with our assumption of the men’s line for Fall 2008 and the launch of a women’s sportswear line currently planned for Spring 2010.

•

Pursue international growth. We intend to expand the international distribution of our brands. We recently expanded our wholesale operations to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe, and have over 100 license agreements, covering over 120 countries, to use our brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we believe we are underpenetrated, such as Europe and Asia. These opportunities may include the licensing of our brand names to companies that we believe have appropriate international distribution channel access or expertise. We believe that our acquisition of Arrow, which included numerous licenses for parts of

Europe, Asia and Latin America, establishes a platform to leverage other brand opportunities. Further, Van Heusen has a heritage of international distribution, particularly in Latin America, the United Kingdom and Australia.

Our Business

We manage our business through our operating divisions, which consist of five reportable segments: (i) Calvin Klein Licensing; (ii) Wholesale Dress Furnishings; (iii) Wholesale Sportswear and Related Products; (iv) Retail Apparel and Related Products; and (v) Retail Footwear and Related Products. Note 17, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, operating income and assets related to each segment, as well as information regarding the geographic areas in which our segments operate.

Calvin Klein

Our Calvin Klein businesses primarily consist of (1) licensing and similar arrangements worldwide of the Calvin Klein Collection, ck Calvin Klein and Calvin Klein brands for a broad array of products, including sportswear, jeans, underwear, fragrances, cosmetics, eyewear, men’s tailored clothing, neckwear, shoes, hosiery, socks, footwear, swimwear, jewelry, watches, coats, handbags, leather goods, home furnishings and accessories, as well as to operate retail stores (Calvin Klein Licensing segment); (2) the marketing of the Calvin Klein Collection brand high-end men’s and women’s apparel and accessories collections through our Calvin Klein Collection flagship store (Retail Apparel and Related Products segment); (3) our Calvin Klein dress shirt, neckwear and men’s better sportswear businesses (Wholesale Dress Furnishings and Wholesale Sportswear and Related Products segments, respectively); and (4) our Calvin Klein retail stores located in premium outlet malls in the United States and our Calvin Klein specialty retail stores located in premier malls in the United States, which we began to open in 2007 (Retail Apparel and Related Products segment).

We acquired Calvin Klein because of the significant growth opportunities presented by the Calvin Klein brands. Although Calvin Klein was a large global brand with strong consumer recognition across many demographics before we acquired it, there were numerous product areas in which no products, or only a limited number of products, were offered under any of the Calvin Klein brands. In order to more efficiently and effectively exploit the development opportunities for each brand, a brand pyramid was established to provide a focused, consistent approach to global brand growth and development, with each of the Calvin Klein brands occupying a distinct marketing identity and position.

Calvin Klein Collection is the “halo” brand at the top of the pyramid that personifies the Calvin Klein aesthetic of modern, contemporary, minimalist style, which is translated to the other Calvin Klein brands. In January 2008, we acquired CMI, the licensee of the men’s and women’s Calvin Klein Collection apparel and accessories businesses. We market under this brand, directly and through licensees, men’s and women’s high-end collection apparel, eyewear, footwear, accessories and coats. We hold two runway shows each for men and women annually and operate a flagship store, located on Madison Avenue in New York City, under the Calvin Klein Collection brand. These activities support our visibility in the fashion industry and help convey the Calvin Klein aesthetic to the world. In addition, four freestanding Calvin Klein Collection stores are operated by licensees in major cities outside of the United States.

The second tier of the pyramid is ck Calvin Klein, our bridge brand. The products offered under this brand include men’s and women’s apparel, accessories, fragrances, watches, eyewear, jewelry and cosmetics. We believe this brand provides significant growth opportunities, particularly in Europe and Asia, where apparel and accessories are more traditionally sold at bridge price points. Currently, ck Calvin Klein apparel is available in Japan and, under recent licenses, in 58 freestanding ck Calvin Klein stores in Southeast Asia, China and Europe.

The third tier of the pyramid is the Calvin Klein brand, which is positioned within the “better” price range. There were product gaps in this price range prior to our acquisition of Calvin Klein in 2003. To address these gaps, we introduced the men’s better sportswear line and entered into licenses for women’s better sportswear, swimwear, men’s tailored clothing, outerwear, footwear and handbags, as well as other accessories since that time. These new product categories complement the pre-acquisition offerings, which include fragrances, underwear, jeanswear, home goods, accessories and other products. In addition, we have opened Calvin Klein retail stores in premium outlet malls in the United States and Calvin Klein specialty retail stores in premier malls in the United States, which we believe enhance customer perception and awareness of the Calvin Klein “better” brand.

An important element of this tiered brand strategy is the preservation of the prestige and image of the Calvin Klein brands. To this end, we maintain a dedicated in-house marketing, advertising and design division of Calvin Klein that oversees a worldwide marketing, advertising and promotions program of approximately $250 million, the majority of which is funded by its licensees and other authorized users. Calvin Klein designs and/or controls all design operations and product development for most of its licensees.

Calvin Klein Licensing Segment

An important source of our revenue is Calvin Klein’s arrangements with licensees and other third parties worldwide that manufacture and distribute globally a broad array of products under the Calvin Klein brands. For 2007, approximately 42% of Calvin Klein’s royalty, advertising and other revenue was generated domestically and approximately 58% was generated internationally. Calvin Klein combines its design, marketing and imaging skills with the specific manufacturing, distribution and geographic capabilities of its licensing and other partners to enter into new product categories and extend existing lines of business. Calvin Klein’s largest licensing and other partners in terms of royalty, advertising and other revenue earned by Calvin Klein in 2007 were Warnaco, Inc., accounting for approximately 41%, and Coty, Inc., accounting for approximately 18%.

Calvin Klein has over 55 licensing arrangements. The products offered by Calvin Klein’s licensing partners include:

Licensing partner	Product Category
CK Watch and Jewelry Co., Ltd. (Swatch SA)	Men’s and women’s watches (worldwide) and women’s jewelry (worldwide, excluding Japan)
CK21 Holdings Pte, Ltd.	Men’s and women’s bridge apparel, shoes and accessories (Asia, excluding Japan)
Coty, Inc.	Men’s and women’s fragrance and bath products (worldwide)
DWI Holdings, Inc.	Soft home bed and bath furnishings (United States, Canada, Mexico, Central America & South America)
G-III Apparel Group, Ltd.	Men’s and women’s coats; women’s better suits and dresses; women’s active performance wear (United States, Canada & Mexico)
Jimlar Corporation	Men’s and women’s better footwear (United States & Canada)
Kellwood Company	Women’s better and bridge sportswear (United States, Canada & Mexico)
Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)
Markwins Holding Co., Ltd. (Markwins International Corp.)	Color cosmetics and skin care products (worldwide)
McGregor Industries, Inc. / American Essentials, Inc.	Men’s and women’s socks and women’s tights (United States, Canada, Mexico, Europe & Middle East)
Onward Kashiyama Co. Ltd.	Men’s and women’s bridge apparel and women’s accessories (Japan)
Peerless Delaware, Inc.	Men’s better and bridge tailored clothing (United States, Canada & Mexico)
Warnaco, Inc.

Men’s, women’s and children’s jeanswear (worldwide); men’s and children’s underwear and sleepwear (worldwide); women’s intimate apparel and sleepwear (worldwide); women’s swimwear (worldwide); men’s better swimwear (Europe & Middle East); men’s and women’s bridge apparel and accessories (Europe, Africa & Middle East)

Calvin Klein entered into new licensing agreements during 2007 for, among other things, case furniture, upholstered furniture, men’s bridge tailored clothing, women’s bridge handbags and accessories, women’s active performance wear, boys’ better tailored clothing and men’s and women’s golf apparel.

With respect to revenue generated from the sale of Calvin Klein men’s and children’s underwear and sleepwear and women’s intimate apparel and sleepwear, Warnaco pays Calvin Klein an administration fee based on Warnaco’s worldwide sales of such products under an administration agreement between Calvin Klein and Warnaco. Warnaco, as the beneficial owner of the Calvin Klein mark for underwear, intimate apparel and sleepwear, controls design and advertising related to the sale of such products bearing the Calvin Klein mark. See “Trademarks.”

Heritage Business

Our “heritage” business encompasses the design, sourcing and marketing of dress shirts, neckwear, sportswear and footwear under our portfolio of owned and licensed nationally recognized brands. Our wholesale business represents our core business and we believe that it is the basis for our brand equity. As a complement to our wholesale business, we also market products directly to consumers through our Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein retail stores, primarily located in outlet malls throughout the United States. We also license our owned heritage brands (Van Heusen, IZOD, ARROW, Bass and G.H. Bass & Co.) to third parties domestically and internationally for an assortment of products.

Wholesale Dress Furnishings Segment

Our Wholesale Dress Furnishings segment principally includes the design and marketing of dress shirts and the design, manufacturing and marketing of neckwear.

We market our dress shirts principally under the Van Heusen, ARROW, Geoffrey Beene, Calvin Klein, IZOD, Eagle, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors and JOE Joseph Abboud brands. Since the first quarter of fiscal 2008, we also market dress shirts under the DKNY brand.

The Van Heusen dress shirt has provided a strong foundation for us for most of our history and is the best selling dress shirt brand in the United States. The Van Heusen dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed through more than 3,100 doors, principally in department stores, including Belk, Inc., Macy’s, Inc., Stage Stores, Inc. and J.C. Penney Company, Inc.

ARROW is the second best selling dress shirt brand in the United States. The ARROW dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed through more than 2,300 doors, principally in mid-tier department stores, including Kohl’s Corporation, Sears, Roebuck and Co. and Mervyn’s, LLC. The ARROW dress shirt is positioned as a mid-tier department store complement to Van Heusen.

The Geoffrey Beene dress shirt is the best selling designer dress shirt brand in the United States. The Geoffrey Beene dress shirt targets the more style conscious consumer, is marketed at moderate to upper moderate price points and is distributed through more than 2,300 doors, principally in department and specialty stores, including Macy’s and Casual Male Retail Group, Inc. We market Geoffrey Beene dress shirts under a license agreement with Geoffrey Beene, Inc. that expires on December 31, 2008 and which we may extend, subject to certain conditions, through December 31, 2013.

The Calvin Klein dress shirt targets the modern classical consumer, is marketed at better price points and is distributed through more than 1,000 doors, principally in department stores, including Macy’s. We also offer our Calvin Klein Collection and ck Calvin Klein dress shirts to the more limited channel of luxury department and specialty stores and freestanding Calvin Klein Collection and ck Calvin Klein stores.

The IZOD dress shirt targets the modern traditional consumer, is marketed at moderate price points and is distributed through more than 1,700 doors, principally in department stores, including Belk and JCPenney.

The Eagle dress shirt, a 100% cotton, no-iron shirt, targets the updated traditional consumer, is marketed at better price points and is distributed through more than 550 doors, principally in department stores, including Macy’s.

The BCBG Max Azria dress shirt targets the contemporary consumer and is marketed at better price points. The BCBG Attitude dress shirt targets the more youthful contemporary consumer and is also marketed at better price points. We distribute the two BCBG brands of dress shirts through more than 250 doors combined, principally in department stores, including Macy’s and Dillards, Inc., under a license agreement with BCBG Max Azria Group, Inc. that expires on January 31, 2010 and which we may extend, subject to certain conditions, through January 31, 2020.

The CHAPS dress shirt targets the updated traditional consumer and is marketed at moderate price points. The CHAPS dress shirt is distributed through more than 950 doors, principally in mid-tier department stores, including Kohl’s. We market CHAPS dress shirts under a license agreement with PRL USA, Inc. and The Polo/Lauren Company, LP that expires on December 31, 2010.

The Sean John dress shirt targets the updated classical consumer, is marketed at moderate to better price points and is distributed through more than 250 doors, principally in department stores, including Macy’s. We market Sean John dress shirts under a license agreement with Christian Casey, LLC that expires on December 31, 2010 and which we may extend, subject to certain conditions, through December 31, 2013.

The Donald J. Trump Signature Collection dress shirt, which we launched in Spring 2005, targets the modern classical consumer, is marketed at better price points and is distributed through more than 150 doors, exclusively at Macy’s. We market Donald J. Trump Signature Collection dress shirts under a license agreement with Donald J. Trump that expires on December 31, 2009 and which we may extend, subject to certain conditions, through December 31, 2012.

The Kenneth Cole New York and Kenneth Cole Reaction dress shirts target the modern consumer, are marketed at bridge and better price points, respectively, and are distributed through more than 650 doors combined, principally in department stores, including Dillards and Macy’s. We market both of the Kenneth Cole brands of dress shirts under a license agreement with Kenneth Cole Productions (Lic), Inc. that expires on December 31, 2009 and which we may extend, subject to certain conditions, through December 31, 2012.

The JOE Joseph Abboud dress shirt, which we launched in the second quarter of 2006, targets the more youthful, classical consumer, is marketed at moderate to better price points under a license agreement with J.A. Apparel Corp. that expires on December 31, 2009 and which we may extend, subject to mutual consent, through December 31, 2012.

The MICHAEL Michael Kors dress shirt targets the modern consumer and is marketed at moderate to better price points. We market MICHAEL Michael Kors dress shirts under a license agreement with Michael Kors, LLC that expires on June 30, 2009.

We formed our Neckwear Group in January 2007 in connection with the Superba acquisition. Our Neckwear Group distributes branded neckwear to most channels of distribution, including mass, mid-tier, department, better specialty and better department stores. The neckwear is offered under owned brands, including ARROW, Calvin Klein, IZOD and Eagle, and licensed brands, including Tommy Hilfiger, Nautica, DKNY, Perry Ellis Portfolio, Jones New York, Donald J. Trump Signature Collection, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Axist and John Henry. The portfolio of brands provides a balanced assortment of traditional, classic, modern and contemporary designs in a broad range of prices.

ARROW neckwear is targeted to the same updated classical consumer to whom we target our ARROW dress shirts. The neckwear is also marketed at opening to moderate price points and is distributed through approximately 1,900 doors, principally in mid-tier department stores, including Kohl’s, Sears and Mervyn’s.

Calvin Klein neckwear is targeted to the same modern classical consumer to whom we target our Calvin Klein dress shirts. The neckwear is marketed at better price points and is distributed through approximately 700 doors, principally in department stores, including Macy’s and The Bon-Ton Stores, Inc.

IZOD neckwear is targeted to the same modern traditional consumer to whom we target our IZOD dress shirts. The neckwear is also marketed at moderate price points and is distributed through approximately 1,200 doors, principally in department stores, including Belk, Stage Stores and JCPenney.

Eagle neckwear is targeted to the same updated traditional consumer to whom we target our Eagle dress shirts. The neckwear is also marketed at better price points and is distributed through more than 150 doors, principally in department stores, including Macy’s and Bon-Ton.

Our licensed lines of Tommy Hilfiger, Nautica, DKNY, Perry Ellis Portfolio, Jones New York, Donald J. Trump Signature Collection, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Axist and John Henry neckwear are principally marketed at moderate to better price points through mid-tier and department stores, including Macy’s, Kohl’s, Mervyn’s and Bon-Ton.

We market Tommy Hilfiger neckwear through more than 450 doors under a license agreement with Tommy Hilfiger Licensing, LLC that expires on December 31, 2008 and which we may extend, subject to certain conditions, through December 31, 2011. Macy’s and Tommy Hilfiger U.S.A., Inc. announced in October 2007 that Tommy Hilfiger men’s and women’s sportswear will be distributed in the United States exclusively at Macy’s beginning in Fall 2008. Although our neckwear is not included as part of this arrangement, this arrangement could adversely affect its distribution.

We market Nautica neckwear through more than 800 doors under a license agreement with Nautica Apparel, Inc. that expires on December 31, 2010.

We market DKNY neckwear through more than 300 doors under a license agreement with Donna Karan Studio, LLC that expires on December 31, 2009.

We market Perry Ellis Portfolio neckwear through more than 500 doors under a license agreement with PEI Licensing, Inc. that expires on December 31, 2010.

We market Jones New York neckwear through more than 400 doors under a license agreement with Jones Investment Co., Inc. that expires on December 31, 2009.

We market Donald J. Trump Signature Collection neckwear through more than 400 doors under a license agreement with Donald J. Trump that expires on December 31, 2009 and which we may extend, subject to certain conditions, through December 31, 2012.

We market MICHAEL Michael Kors and Michael Kors Collection neckwear under a license agreement with Michael Kors that expires on December 31, 2008.

We market Axist neckwear through more than 800 doors under a license agreement with PEI Licensing that expires on December 31, 2010.

We market JOE Joseph Abboud neckwear under a license agreement with J.A. Apparel that expires on December 31, 2009, and which we may extend, subject to mutual consent, through December 31, 2012.

We market John Henry neckwear under a license agreement with PEI Licensing that expires on December 31, 2010.

Our Neckwear Group is divided into two divisions, Superba and Insignia Design Group. The Superba Division markets machine-made neckwear under the ARROW, Calvin Klein, IZOD, Eagle, Tommy Hilfiger, Nautica, DKNY, Perry Ellis Portfolio, Jones New York, Donald J. Trump Signature Collection, MICHAEL Michael Kors, Axist, JOE Joseph Abboud and John Henry brands discussed above, as well as City of London, Bugatti, Zylos by George Machado, Gianfranco Ruffini and Studio by Fumagalli’s which are distributed in the mid-tier and department store channels.

The Insignia Design Group markets hand-made and hand-finished neckwear that is predominately produced in our Los Angeles manufacturing facility. The division’s offerings include ck Calvin Klein, Ike Behar, Ted Baker, Michael Kors Collection, Hart Schaffner Marx, Valentino, Original Penguin and Alara. These brands are marketed principally through premier department and specialty stores, including Macy’s Bloomingdale’s chain, Lord & Taylor, Neiman Marcus, Nordstrom, Inc. and Saks Incorporated’s Saks Fifth Avenue stores and are sold in higher price ranges than the Superba Division’s offerings.

We also offer private label dress shirt and neckwear programs to retailers. Private label offerings enable a retailer to sell its own line of exclusive merchandise at generally higher margins. These programs present an opportunity for us to leverage our design, sourcing, manufacturing and logistics expertise. Our private label customers work with our designers to develop the styles, sizes and cuts that the customers desire to sell in their stores under their private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy product exclusivity at generally higher margins. Private label products, however, generally do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same breadth of services and in-store sales and promotional support as branded manufacturers. We market private label dress shirts and neckwear to national department and mass market stores. Our private label dress shirt program currently consists of George for Wal-Mart Stores, Inc. and during fiscal 2008, we will begin marketing Apt. 9 for Kohl’s. Our private label neckwear programs include Murano, Daniel Cremieux and Roundtree & Yorke for Dillards, Club Room and Via Europe for Macy’s, Croft & Barrow and Apt. 9 for Kohl’s, Covington for Sears, Merona for Target Corp., John W. Nordstrom for Nordstrom and Stafford and J Ferrar for JCPenney.

Wholesale Sportswear and Related Products Segment

We market our sportswear, including men’s knit and woven sport shirts, sweaters, bottoms, swimwear, boxers and outerwear, at wholesale, principally under the IZOD, Van Heusen, ARROW, Geoffrey Beene and Calvin Klein brands. Since Fall 2007, we also market women’s sportswear, including knit and woven sport shirts, sweaters, bottoms and outerwear under the IZOD brand.

IZOD is the best selling branded men’s knit sport shirt in the United States. IZOD men’s sportswear consists of six related separate concepts under the classic IZOD blue label (consists of updated classic sportswear), IZOD Golf (golf/resort lifestyle sportswear), IZOD XFG (functional/performance oriented golf apparel), IZOD red label (IZOD LX, a line of sportswear exclusive to Macy’s), IZOD Jeans (denim bottoms and related tops) and IZOD PerformX (performance-fabricated activewear) sub-brands. IZOD men’s apparel consists of a range of sportswear, including sweaters, knit and woven sports shirts, slacks, jeans, fleecewear and outerwear. IZOD men’s sportswear is targeted to the active consumer, is marketed at moderate to upper moderate price points and is distributed through more than 3,100 doors, principally in department stores, including, Macy’s, Belk, Bon-Ton, Stage Stores and JCPenney.

IZOD women’s sportswear consists of five related separate concepts: IZOD blue label, IZOD Jeans, IZOD Sport (consists of athletic/leisure sportswear), IZOD Golf and IZOD PerformX. IZOD women’s apparel consists of a range of sportswear, including sweaters, knit and woven sport shirts, pants, jeans, fleecewear and outerwear. IZOD women’s sportswear is targeted to the active consumer, is marketed at moderate to upper moderate price points and is distributed through more than 1,900 doors, principally in department stores, including Belk, Bon-Ton, Stage Stores and JCPenney.

Van Heusen is the best selling men’s woven sport shirt brand in the United States. Van Heusen sportswear also includes knit sport shirts, chinos and sweaters. Like Van Heusen dress shirts, Van Heusen sport shirts, chinos and sweaters target the updated classical consumer, are marketed at opening to moderate price points and are distributed through more than 3,500 doors, principally in department stores, including JCPenney, Belk, Macy’s, Bon-Ton and Stage Stores.

ARROW sportswear consists of men’s knit and woven tops, sweaters and bottoms. ARROW sportswear targets the updated classical consumer, is marketed at moderate price points and is distributed through more than 2,900 doors, principally in mid-tier department stores, including Kohl’s, Sears and Mervyn’s.

Geoffrey Beene sportswear targets a more style conscious consumer than IZOD, Van Heusen and ARROW and is positioned as a designer label for men’s woven and knit sport shirts on the main floor of department stores. Geoffrey Beene sportswear is marketed at upper moderate price points and is distributed through more than 700 doors, principally in department stores, including Macy’s. We market Geoffrey Beene men’s sportswear at wholesale under the same license agreement as Geoffrey Beene dress shirts, which expires on December 31, 2008 and which we may extend, subject to certain conditions, through December 31, 2013.

Calvin Klein men’s sportswear targets the modern classical consumer, is marketed at better price points and is distributed through more than 600 doors, principally in better fashion department and specialty stores, including Macy’s and Dillards.

Our growth strategies include growing our sportswear business and continuing to build our brand portfolio, including through licensing opportunities. In early 2007, we announced our arrangement with The Timberland Company to design, source and market men’s and women’s casual sportswear under the Timberland brand in North America, under a license agreement that expires on December 31, 2012, and which we may extend, subject to certain conditions, through December 31, 2017. We will assume the management of the men’s apparel line, which is currently produced by The Timberland Company, for the Fall 2008 season and currently plan to launch a women’s line for the Spring 2010 season. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that will complement our existing portfolio of sportswear brands and enable us to reach a broader spectrum of consumers. We believe that this initiative will build upon our growth strategies and provide us with the opportunity to fill product and brand portfolio needs.

Retail Segments

We operate approximately 750 retail stores under the Van Heusen, IZOD, Bass, Geoffrey Beene, Calvin Klein and Calvin Klein Collection names. Our stores are primarily located in outlet malls throughout the United States and range in size from 1,000 to 12,000 square feet, with an average of approximately 4,600 square feet. We believe our retail stores are an important complement to our wholesale operations because we believe that the stores further enhance consumer awareness of our brands by offering products that are not available in our wholesale lines, while also providing a means for managing excess inventory.

Retail Apparel and Related Products Segment

Our Van Heusen stores offer men’s dress shirts, neckwear and underwear, men’s and women’s sportswear, including woven and knit shirts, sweaters, bottoms and outerwear, and men’s and women’s accessories. These stores are targeted to the value-conscious consumer who looks for classically styled, moderately priced apparel.

Our IZOD stores offer men’s and women’s active-inspired sportswear, including woven and knit shirts, sweaters, bottoms and activewear. These stores focus on golf, travel and resort clothing.

Our Geoffrey Beene stores offer men’s dress shirts, neckwear and underwear, men’s and women’s sportswear including woven and knit shirts, sweaters, bottoms and outerwear and men’s and women’s accessories. These stores are targeted towards a more fashion-conscious, designer-oriented consumer. Our Geoffrey Beene stores operate under a license agreement which expires on December 31, 2008, and which we may extend, subject to certain conditions, for one additional three-year period, which would end on December 31, 2011.

Our Calvin Klein outlet stores are located in premium outlet centers and offer men’s and women’s apparel and other Calvin Klein products to communicate the Calvin Klein lifestyle. We also operate a limited number of Calvin Klein better specialty retail stores in upscale malls within the United States that are intended to serve as a platform for showcasing the totality of the Calvin Klein “better” product. We also operate one Calvin Klein Collection store, located on Madison Avenue in New York City, that offers Calvin Klein Collection men’s and women’s high-end collection apparel and accessories and other products under the Calvin Klein brands.

Retail Footwear and Related Products Segment

Our Bass stores offer casual and dress shoes for men, women and children. Most of our Bass stores also carry apparel for men and women, including tops, neckwear, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear.

Licensing

In addition to our Calvin Klein licensing business, we license our heritage brands globally for a broad range of products through over 100 agreements covering over 120 countries.

We grant licensing partners the right to manufacture and sell at wholesale specified products under one or more of our brands. In addition, certain foreign licensees are granted the right to open retail stores under the licensed brand name and sell only goods under that name in such stores. A substantial portion of the sales by our domestic licensing partners is made to our largest wholesale customers. We provide support to our licensing partners and seek to preserve the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight.

We license our Van Heusen, IZOD, ARROW, Bass and G.H. Bass & Co. brand names for various products worldwide. We also sublicense to others the Geoffrey Beene, BCBG Attitude and BCBG Max Azria brand names for certain products.

The products offered by our licensing partners under these brands include:

Licensing Partner	Product Category

Arvind Mills, Ltd.	ARROW men’s and women’s dresswear, sportswear and accessories (India, Middle East, Sri Lanka, Bangladesh & Nepal)
Block Sportswear, Inc.	Van Heusen and IZOD “big and tall” sportswear (United States)
Caulfeild Apparel Group, LTD	IZOD men’s sportswear and IZOD G men’s and women’s golfwear and accessories (Canada)
E.C.C.E.	ARROW men’s and women’s dresswear, sportswear and accessories (France, Switzerland, Andorra & Morocco)
Fishman & Tobin, Inc.	Van Heusen and ARROW boys’ dresswear and sportswear; IZOD boys’ sportswear; IZOD and ARROW boys’ and girls’ school uniforms; ARROW men’s tailored clothing; IZOD boys’ tailored clothing (United States)
G-III Apparel Group, Ltd.	IZOD men’s and women’s non-leather outerwear (United States)
Gazal Apparel Pty Limited	Van Heusen men’s dresswear, eyewear, footwear, hosiery, small leather goods, fragrances and accessories (Australia & New Zealand)
Gemini Cosmetics, Inc.	IZOD men’s, women’s and children’s fragrances (United States)
Harbor Wholesale, Ltd.	Bass and G.H. Bass & Co. wholesale footwear (worldwide)
Knothe Corp.	IZOD men’s and boys’ sleepwear and loungewear (United States)
Peerless Delaware, Inc.	Van Heusen and IZOD men’s tailored clothing (United States)
PG USA Sportswear, Inc.	IZOD G men’s and women’s golf apparel (United States)
Humphrey’s Accessories LLC/Randa Corp. d/b/a Randa Accessories

ARROW and IZOD men’s and boys’ small leather goods, belts and accessories (United States & Canada); Van Heusen men’s and boys’ small leather goods, belts and accessories (United States); Van Heusen men’s and boys’ neckwear (United States)

Secon Group B.V.	ARROW men’s dresswear, sportswear and accessories (Netherlands, Belgium, Luxembourg, United Kingdom & Ireland)
Thanulux Public Company, Ltd.	ARROW men’s dresswear, sportswear and accessories; ARROW women’s dresswear and sportswear (Thailand &Vietnam)
The British Van Heusen Company, Ltd.	Van Heusen men’s dresswear and accessories (United Kingdom & Ireland)
Wear Me Apparel Corp. d/b/a Kids Headquarters	IZOD childrenswear (United States)

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

Wholesale Sales and Support

Our wholesale business represents our core business and we believe that it is the basis for our brand equity. Our products are distributed at wholesale in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. We recently expanded our wholesale operations to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe, and have entered into many license agreements with partners across the globe for our brands. A few of our customers, including Macy’s, JCPenney, Kohl’s, and

Wal-Mart account for significant portions of our revenue. Sales to our five largest customers were 30.2% of our revenue in 2007, 30.6% of our revenue in 2006 and 34.3% of our revenue in 2005. Federated Department Stores, Inc. (now known as Macy’s, Inc.) acquired The May Department Stores Company during 2005. The combined company accounted for 9.7% of our revenue in 2007, 11.4% of our revenue in 2006 and 13.7% of our revenue in 2005.

We believe we provide our customers with a high level of service. We have ten primary sales forces covering the following products and product categories:

•

National Brands (dress shirts)—Van Heusen, ARROW, IZOD, CHAPS and Eagle

•

The Designer Group (dress shirts)—Calvin Klein, Geoffrey Beene, BCBG Max Azria, BCBG Attitude, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction and DKNY

•

Superba Division (neckwear)—ARROW, Calvin Klein, IZOD, Eagle, City of London, Bugatti, MICHAEL Michael Kors, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, DKNY, Donald J. Trump Signature Collection, JOE Joseph Abboud, Jones New York, Axist, John Henry, Zylos by George Machado, Gianfranco Ruffini and Studio by Fumagalli’s

•

Insignia Design Group (neckwear)—ck Calvin Klein, Michael Kors Collection, Ike Behar, Ted Baker, Hart Schaffner Marx, Original Penguin, Valentino and Alara

•

Van Heusen and Geoffrey Beene men’s sportswear

•

IZOD men’s sportswear

•

IZOD women’s sportswear

•

ARROW men’s sportswear

•

Timberland men’s sportswear

•

Calvin Klein men’s better sportswear

Each sales force includes a team of sales professionals that works closely with our customers, providing them with a dedicated level of service which includes designing a focused selling strategy for each brand while ensuring that each brand’s particular qualities and identities are strategically positioned to target a distinct consumer base.

Our customers offer our dress shirts, neckwear and sportswear, other than Calvin Klein men’s better sportswear, on the main floor of their stores. Calvin Klein men’s better sportswear is offered in the collection area of our customers’ stores. In each case, we offer our customers merchandising support with visual display fixtures and in-store marketing, with Calvin Klein men’s better sportswear generally being offered in fixtured shops we design and build. When a line of our products is displayed in a stand-alone area on the main floor, or, in the case of Calvin Klein men’s better sportswear, an exclusively dedicated collections area, we are able to further enhance brand recognition to permit more complete merchandising of our lines and to differentiate the presentation of our products. We believe that the broad appeal of our products, with multiple well-known brands offering differing styles at different price points, together with our customer, advertising and marketing support and our ability to offer products with innovative qualities, enable us to expand and develop relationships with apparel retailers.

We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing inventory management. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, our broad array of product availability and our quick response capabilities. Certain of our products can be ordered at any time through our EDI replenishment systems. For customers who reorder these products, we generally ship these products within one to two days of order receipt. As of February 3, 2008 and February 4, 2007, our backlog of open customer orders totaled $130 million and $152 million, respectively.

Design

Our businesses depend on our ability to stimulate and respond to consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality and price.

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

In 2007, over 175 different manufacturers produced our products in approximately 210 factories and 26 countries worldwide. With the exception of neckwear, virtually all of our products are produced by independent manufacturers located in foreign countries. We produce approximately 33% of our neckwear in our domestic manufacturing facility, and the remaining 67% of our neckwear is produced by independent third parties, principally located in foreign countries. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production, and quantities are finalized at that time. We believe we are one of the largest procurers of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. Most of our dress shirts and all of our sportswear are sourced and manufactured in the Far East, the Indian subcontinent, the Middle East, the Caribbean and Central America. Our footwear is sourced and manufactured principally in the Far East, Europe, South America and the Caribbean. Our neckwear fabric is sourced primarily from Europe and the Far East. The manufacturers of all of these items are required to meet our quality, cost and human rights requirements. No single supplier is critical to our production needs, and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. Given our extensive network of sourcing partners, we believe we are able to obtain goods at low cost and on a timely basis.

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

Warehousing and Distribution

To facilitate distribution, our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment. Ranging in size from 112,000 to 747,000 square feet, our centers are located in Arkansas, California, Georgia, North Carolina, Pennsylvania and Tennessee. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores, as the case may be, on a cost-effective basis. This includes the use of various forms of electronic communications to meet customer needs, including advance shipping notices for all major customers. In addition, we contract with third parties for warehousing and distribution in Canada and Europe to provide responsive service for our foreign wholesale operations.

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

We advertise our brands in national print media (including fashion, entertainment/human interest, business, men’s, women’s and sports magazines, The New York Times, The Wall Street Journal and USA Today), on the Internet, on television, in movie theaters and through outdoor signage and sports sponsorships, and we have contracted with the New Jersey Sports and Exposition Authority for naming rights to the “IZOD Center” arena, home to the National Basketball Association’s New Jersey Nets basketball team. We also participate in cooperative advertising programs with our customers, as we believe that brand awareness and in-store positioning are further strengthened by our contributions to such programs.

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

We believe Calvin Klein is one of the most well-known designer names in the world. One of the efforts that has helped to establish and maintain the Calvin Klein name and image is its high-profile, often cutting-edge advertising campaigns that stimulate publicity, curiosity and debate among customers and consumers, as well as within the fashion industry. Calvin Klein has a dedicated in-house advertising agency, with experienced in-house creative and media teams that develop and execute a substantial portion of the institutional consumer advertising placement for products under the Calvin Klein brands. The advertising team works closely with other functional areas within Calvin Klein and its licensing and other partners to deliver a consistent and unified brand message to the consumer. Calvin Klein oversees a worldwide marketing, advertising and promotions program of approximately $250 million, most of which is spent by its licensees and authorized users.

Calvin Klein products are advertised primarily in national print media, through outdoor signage and on television. We believe promotional activities throughout the year further strengthen brand awareness of the Calvin Klein brands. The Spring and Fall Calvin Klein high-end apparel collections are presented at major fashion shows in New York City and Milan, which typically generate extensive media coverage. Other Calvin Klein promotional efforts include seasonal in-store events with fashion models, product launch events, gift-with-purchase programs, participation in charitable and special corporate-sponsored events and providing outfits to celebrities for award ceremonies and premieres.

Trademarks

We own the Van Heusen, Bass, G.H. Bass & Co., IZOD, IZOD G, ARROW and Eagle brands, as well as related trademarks and lesser-known names. We beneficially own the Calvin Klein marks and derivative marks (for products other than underwear, sleepwear and loungewear). Calvin Klein and Warnaco are each an owner (for their respective products) of the Calvin Klein Trademark Trust, which is the sole and exclusive title owner of substantially all registrations of the Calvin Klein trademarks. The sole purpose of the Trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the Trust pursuant to a servicing agreement. The Trust exclusively licenses to Warnaco on an irrevocable, perpetual and royalty-free basis the use of the marks on men’s and boys’ underwear and sleepwear and women’s and girls’ intimate apparel and sleepwear, and to Calvin Klein on an irrevocable, perpetual and royalty-free basis the use of the marks on all other products. Warnaco pays us an administrative fee based on Warnaco’s worldwide sales of underwear, intimate apparel and sleepwear products bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco.

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

In connection with the Superba acquisition, we are obligated to pay to Superba contingent purchase price payments if the earnings of the acquired business exceed certain targets in fiscal 2007, 2008 and 2009. The maximum payout that Superba can receive is $15 million, $25 million and $30 million with respect to earnings in fiscal 2007, 2008 and 2009, respectively. Any such contingent purchase price payments are payable 90 days after the applicable fiscal year end.

Competition

The apparel and footwear industries are competitive as a result of their fashion orientation, mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Some of our larger branded apparel and footwear competitors include Polo Ralph Lauren Corporation, Tommy Hilfiger Corporation, Nautica Enterprises, Inc., Perry Ellis International, The Timberland Company and The Rockport Company, LLC. As a result of our acquisition of Calvin Klein, we believe The Donna Karan Company, LLC, Polo Ralph Lauren’s Purple Label, Giorgio Armani SPA, Gucci Group N.V. and Prada SPA Group also are our competitors. In addition, we face significant competition from retailers, including our own wholesale customers, through their private label programs.

We compete primarily on the basis of style, quality and service. Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality, service and price. We believe we are well-positioned to compete in the apparel and footwear industries. Our diversified portfolio of apparel brands and apparel and footwear products and our use of multiple channels of distribution have allowed us to develop a business that produces results which are not dependent on any one demographic group, merchandise preference or distribution channel. We have developed a portfolio of brands that appeal to a broad spectrum of consumers. Our owned brands have long histories and enjoy high recognition within their respective consumer segments. We develop our owned and licensed brands to complement each other and to generate strong consumer loyalty. The Calvin Klein brands generally provide us with the opportunity to develop businesses that target different consumer groups at higher price points and in higher-end distribution channels than our other brands, as well as with significant global opportunities due to the worldwide recognition of the brands.

Imports and Import Restrictions

A substantial portion of our products is manufactured by contractors located outside the United States. These products are imported and are subject to United States customs laws, which impose tariffs, as well as quota restrictions, for non-World Trade Organization (“WTO”) member countries. Under the provisions of the WTO agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions do not affect our business in most countries; however, the removal of quotas resulted in an import surge from China. Accordingly, the United States, pursuant to the U.S.-China Accession Agreement to join the WTO, has imposed safeguard quotas on certain categories of products imported from China. The imposition of these safeguard quotas has not had any adverse impact on us. We closely monitor our imports and are aware of the quantities that will be shipped on a month-by-month basis. This enables us to ensure that there are no supply chain disruptions as a result of the usage of the quota. The safeguard restrictions imposed will expire December 31, 2008. Presently, a portion of our imported products is eligible for certain duty-advantaged programs, including CAFTA.

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

Employees

As of February 3, 2008, we employed approximately 6,300 persons on a full-time basis and approximately 5,300 persons on a part-time basis. Approximately 4% of our employees were represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	50	Chairman and Chief Executive Officer
Allen E. Sirkin	65	President and Chief Operating Officer
Michael A. Shaffer	45	Executive Vice President and Chief Financial Officer
Francis K. Duane	51	Vice Chairman, Wholesale
Michael Zaccaro	62	Vice Chairman, Retail
Paul Thomas Murry	57	President and Chief Operating Officer, Calvin Klein

Mr. Emanuel Chirico joined us as Vice President and Controller in 1993. Mr. Chirico was named Executive Vice President and Chief Financial Officer in 1999, President and Chief Operating Officer in 2005, Chief Executive Officer in February 2006 and Chairman of the Board in June 2007.

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

Item 1A. Risk Factors

A substantial portion of our revenue and gross profit is derived from a small number of large customers and the loss of any of these customers could substantially reduce our revenue.

A few of our customers, including Macy’s, JCPenney, Kohl’s and Wal-Mart, account for significant portions of our revenue. Sales to our five largest customers were 30.2% of our revenue in 2007, 30.6% of our revenue in 2006 and 34.3% of our revenue in 2005. Macy’s, our largest customer, accounted for 9.7% of our revenue in 2007, 11.4% of our revenue in 2006 and 13.7% of our revenue in 2005. We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners, could substantially reduce our revenue and materially adversely affect our profitability. The retail industry has recently experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. For example, in August 2005, Federated Department Stores, Inc. (now known as Macy’s, Inc.) acquired The May Department Stores Company, and closed approximately 80 stores subsequent to the acquisition. Store closings decrease the number of stores carrying our apparel products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

Our business could be adversely affected by financial instability experienced by our customers.

During the past several years, various retailers have experienced significant financial difficulties, which have resulted in bankruptcies, liquidations and store closings. We sell our products primarily to national and regional department, mid-tier department and mass market stores in the United States on credit and evaluate each customer’s financial condition on a regular basis in order to determine the credit risk we take in selling goods to them. The financial difficulties of a customer could cause us to curtail business with that customer and we may be unable to shift sales to another viable customer. We may also assume more credit risk relating to receivables of a customer experiencing financial instability. Should these circumstances arise with respect to our customers, our inability to shift sales or to collect on our trade accounts receivable from any one of our customers could substantially reduce our revenue and have a material adverse effect on our financial condition and results of operations.

We may not be able to continue to realize revenue growth from Calvin Klein.

A significant portion of our business strategy involves growing our Calvin Klein business. Our realization of revenue growth from Calvin Klein will depend largely upon our ability to:

•

continue to maintain and enhance the distinctive brand identity of the Calvin Klein brands;

•

continue to maintain good working relationships with Calvin Klein’s licensees;

•

continue to enter into new licensing agreements for the Calvin Klein brands, both domestically and internationally;

•

continue to successfully develop and expand the Calvin Klein men’s better sportswear line; and

•

continue to open Calvin Klein outlet retail stores in premium outlet malls and successfully operate over time a chain of such stores.

We cannot assure you that we can successfully execute any of these actions or our growth strategy for the Calvin Klein brands, nor can we assure you that the launch of any Calvin Klein branded products or businesses by us or our licensees or that the continued offering of these lines will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to successfully carry out our growth strategy may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space and develop new relationships with apparel retailers, economic and competitive conditions, changes in consumer spending patterns and changes in consumer tastes and style trends. If we fail to develop and grow successfully the Calvin Klein business, our financial condition and results of operations may be materially and adversely affected.

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

Our level of debt could impair our financial condition.

We had approximately $400 million of long-term debt, $108 million of outstanding letters of credit and $217 million of additional amounts available for borrowing as of February 3, 2008. Our level of debt could have important consequences to investors, including:

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

The availability of financing, if needed, could also be affected by general economic conditions, market conditions (such as the current so-called “sub-prime mortgage crisis”) and other factors. As such, there can be no assurance that such financing could be obtained at such time as a need arises or that it would be available to us on terms satisfactory to us.

We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations.

During 2007, virtually all of our apparel products, excluding neckwear, were produced by and purchased or procured from independent manufacturers located in countries in the Far East, the Indian subcontinent, the Middle East, the Caribbean and Central America. Approximately 67% of our neckwear is produced by independent third parties, principally located in foreign countries. We believe that we are one of the largest procurers of shirting fabric in the world. Additionally, our footwear products and the raw materials therefor were produced by and purchased or procured from manufacturers located principally in countries in the Far East, Europe, South America and the Caribbean, and our neckwear fabric was produced by or procured from manufacturers in Europe and the Far East. Although no single supplier or country is critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

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

•

disease epidemics and health-related concerns, such as the SARS outbreak and the mad cow and hoof-and-mouth disease outbreaks in recent years and concerns over an avian flu pandemic, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

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

We require our manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices, and our staff and third parties we retain for such purposes periodically visit and monitor the operations of our independent manufacturers to determine compliance. However, we do not control our independent manufacturers or their labor and other business practices. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our revenue and, consequently, our results of operations.

Our reliance on independent manufacturers could cause delay and damage customer relationships.

In 2007, we relied upon independent third parties for all of our apparel and footwear products and approximately 67% of our neckwear. We do not have long-term contracts with any of our suppliers. A manufacturer’s failure to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers could have a material adverse effect on our revenue and, consequently, our results of operations.

We are dependent on a limited number of distribution and neckwear manufacturing facilities.  If one becomes inoperable, our business, financial condition and operating results could be negatively impacted.

We operate a limited number of distribution facilities, and approximately 33% of our neckwear is produced in only one facility that we lease. Our ability to meet the needs of our retail customers and of our own retail stores depends on the proper operation of our primary facilities. If any of our primary facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could have a substantial loss of inventory and/or disruptions of deliveries to our customers and our stores, and/or incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility. This could adversely affect our business, financial condition and operating results.

A significant portion of our revenue is dependent on royalties and licensing.

In 2007, $297.5 million, or 12.3%, of our revenue was derived from licensing royalties, advertising and other revenue, principally in our Calvin Klein Licensing segment. Royalty, advertising and other revenue from Calvin Klein’s two largest licensing partners accounted for approximately 58% of its royalty, advertising and other revenue in 2007. We also derive licensing revenue from our Van Heusen, IZOD, Bass, G.H. Bass & Co. and ARROW brand names, as well as from the sublicensing of Geoffrey Beene, BCBG Max Azria and BCBG Attitude. Our three largest licensing partners accounted for approximately 29% of royalty, advertising and other revenue for these brand names as a group in 2007. The operating profit associated with our royalty, advertising and other revenue is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant licensing partner, whether due to the termination or expiration of the relationship, the cessation of the licensing partner’s operations or otherwise (including as a result of financial difficulties of the partner), without an equivalent replacement, could materially affect our profitability.

While we generally have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial controls over their businesses. Our licensing partners’ failure to successfully market licensed products or our inability to replace our existing licensing partners could materially and adversely affect our revenue both directly from reduced royalty and advertising and other revenue received and indirectly from reduced sales of our other products. Risks are also associated with a licensing partner’s ability to:

•

obtain capital;

•

execute its business plans, including timely delivery of quality products;

•

manage its labor relations;

•

maintain relationships with its suppliers;

•

manage its credit risk effectively; and

•

maintain relationships with its customers.

In addition, we rely on our licensing partners to preserve the value of our brands. Although we make every attempt to protect our brands through, among other things, approval rights over design, production quality, packaging, merchandising, distribution, advertising and promotion of our products, we cannot assure you that we can control the use by our licensing partners of each of our licensed brands. The misuse of our brands by a licensing partner could have a material adverse effect on our business, financial condition and results of operations. For example, Calvin Klein in the past has been involved in legal proceedings with Warnaco with respect to certain quality and distribution issues. As a result of our acquisition of Calvin Klein, Warnaco is entitled to control design and advertising related to the sale of underwear, intimate apparel and sleepwear products bearing the Calvin Klein marks, although to date, it continues to work with Calvin Klein’s in-house advertising agency while exercising its rights with respect to design. We cannot assure you that Warnaco will continue to maintain the same standards of design and, if it assumes control, advertising previously maintained by Calvin Klein, although we believe they are generally obligated to do so.

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

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights. Since our acquisition of Calvin Klein, we are more susceptible to infringement of our intellectual property rights, as the Calvin Klein brands enjoy significant worldwide consumer recognition, and the generally higher pricing of Calvin Klein branded products creates additional incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenue. We cannot assure you that the actions we have taken to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. For example, we were involved in a proceeding relating to a company’s claim of prior rights to the IZOD mark in Mexico, and Calvin Klein was involved in a proceeding relating to a company’s claim of prior rights to the Calvin Klein mark in Chile. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands, both domestically and internationally.

Our success is dependent on the strategies and reputation of our licensors.

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. This strategy is designed to provide stability should market trends shift. As part of this strategy we license the names and brands of recognized designers and celebrities, including Kenneth Cole, Max Azria, Sean “Diddy” Combs (Sean John), Donald J. Trump, Michael Kors, Joseph Abboud, Donna Karan (DKNY), Tommy Hilfiger and Ike Behar. In entering into these license agreements, we target our products towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition between our own products and maximize profitability. If any of our licensors determines to “reposition” a brand we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual’s images, reputations or popularity were to be negatively impacted.

Our revenue and profit is cyclical and sensitive to general economic conditions, consumer confidence and spending patterns.

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

•

higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;

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

Our certificate of incorporation and by-laws contain certain provisions, including provisions requiring supermajority voting (80% of the outstanding voting power) to approve certain business combinations with beneficial owners of 5% or more of our outstanding stock entitled to vote for election of directors, permitting the Board of Directors to fill vacancies on the Board and authorizing the Board of Directors to issue shares of preferred stock without approval of our stockholders. These provisions could also have the effect of deterring changes of control.

In addition, Section 203 of the Delaware General Corporate Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties which we currently occupy are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate, apparel and footwear administrative offices and showrooms	Leased	206,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	183,000
Bridgewater, New Jersey	Corporate, finance and retail administrative offices	Leased	234,000
Breinigsville, Pennsylvania	Warehouse and distribution center	Leased	220,000
Los Angeles, California	Warehouse and neckwear manufacturing facility	Leased	200,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	747,000
Chattanooga, Tennessee	Warehouse and distribution center	Owned	451,000
Austell, Georgia	Warehouse and distribution center	Leased	421,000
Reading, Pennsylvania	Warehouse and distribution center	Owned	410,000
Schuylkill Haven, Pennsylvania	Warehouse and distribution center	Owned	251,000
Brinkley, Arkansas	Warehouse and distribution center	Owned	112,000
Hong Kong, China	Corporate administrative offices	Leased	65,000
Trento, Italy	Calvin Klein administrative offices and warehouse	Leased	20,000
Milan, Italy	Calvin Klein administrative offices and showroom	Leased	15,000

In addition, we lease certain other administrative/support offices and showrooms in various domestic and international locations. We also currently lease and operate approximately 750 retail stores in the United States.

Substantially all of our properties are subject to liens under our secured revolving credit facility.

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

During the fourth quarter of 2007, no matters were submitted to a vote of our security holders.

PART II

Item 5. Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and the dividends declared on our common stock appear in the Notes to Consolidated Financial Statements included in Item 8 of this report under Note 10, “Stockholders’ Equity,” on page F-20 and “Selected Quarterly Financial Data,” on page F-35. See Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 19, 2008, there were 797 stockholders of record of our common stock. The closing price of our common stock on March 19, 2008 was $34.34.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

			(c) Total Number of	(d) Approximate Dollar
	(a) Total	(b)	Shares Purchased	Value of Shares
	Number of	Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs

November 5, 2007 -
December 2, 2007	-	$ -	-	$200,000,000

December 3, 2007 -
January 6, 2008	4,748,700	38.58	4,748,700	16,817,704

January 7, 2008 -
February 3, 2008	468,950	35.86	468,950	2,072
Total	5,217,650	$38.33	5,217,650	$ 2,072

(1) On November 30, 2007, our Board of Directors authorized us to repurchase up to $200,000,000 of our outstanding common stock. The Board’s authorization was effective through the end of fiscal 2008 and permitted us to effect the purchases through open market purchases, privately negotiated transactions, including accelerated and guaranteed share repurchase agreements, and other means. Cash was used to fund all purchases in the open market, and all of the shares repurchased under the authorization were placed into treasury pending use for general corporate purposes. As of February 3, 2008, we deemed this share repurchase program to have been completed. Commission fees associated with these repurchases, which totaled approximately $104,000, are not reflected in the table above.

The following performance graph and return to stockholders information shown below are provided pursuant to Item 201(e) of Regulation S-K promulgated under the Exchange Act. The graph and information are not deemed to be “filed” under the Exchange Act or otherwise subject to liabilities thereunder, nor are they to be deemed to be incorporated by reference in any filing under the Securities Act or Exchange Act unless we specifically incorporate them by reference.

The performance graph compares the yearly change in the cumulative total stockholder return on our Common Stock against the cumulative return of the Russell 2000 Index, the Russell Midcap Index and the S&P Apparel, Accessories and Luxury Goods Index for the five fiscal years ended February 3, 2008. We intend to use the Russell Midcap Index as the “broad equity market index” required under Item 201(e) to be used in the graph in future years in lieu of the Russell 2000 Index that we have used in prior years because our Common Stock is now reported as part of the Midcap Index and has been removed from the 2000 Index.

Value of $100.00 invested after 5 years:

Our Common Stock	$375.32
Russell Midcap Index	$225.47
Russell 2000 Index	$208.33
S&P Apparel, Accessories and Luxury Goods Index	$153.90

Item 6. Selected Financial Data

Selected Financial Data appears under the heading “Ten Year Financial Summary” on pages F-39 and F-40.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar, Jones New York, Timberland and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to our acquisition of CMI refer to our January 2008 acquisition of Confezioni Moda International S.r.L., which we refer to as “CMI.” CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses.

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

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, ARROW, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, Sean John, CHAPS, Donald J. Trump Signature Collection, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar and Jones New York, which are licensed.

Our results in 2007 were strong despite the macroeconomic challenges that impacted the overall retail environment. These results built on the positive trends and strong performance we have experienced since 2004 and included recording revenue and net income at record levels. Our strong performance over the past few years also provided us with sufficient cash flow to fund a $200 million stock repurchase in the interest of returning value to our stockholders.

Our historical business strategy has been to manage and market a portfolio of nationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference or distribution channel. We have expanded this strategy, including through our acquisitions of Calvin Klein in February 2003 and Arrow in December 2004. These acquisitions not only provided us with brands that offer additional distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear, thus building on our historical strategy, but also provided us with established international licensing businesses which do not require capital investments. These acquisitions have also provided us with growth opportunities in extending these brands through licensing into additional product categories and jurisdictions, as well as by providing us with some protection against general downturns in the U.S. economy. Our acquisition in January 2007 of Superba’s established neckwear business advances our historical strategy by adding a product category that can be leveraged into the strategy and is complementary to our heritage dress shirt business. This presents us with opportunities to grow and enhance the performance of both businesses by providing us with the ability to produce all of the neckwear for our owned brands over time and to leverage the design, merchandising and selling capabilities of both businesses to offer our customers a cohesive and comprehensive portfolio of branded dress shirts and neckwear. Our business strategy was further supported by our assumption of the wholesale IZOD women’s sportswear collection, which was previously a licensed business. During the second quarter of 2007, we assumed responsibility for the development and sale of the line, which allowed us to expand our operations for the first time to include the wholesale distribution of women’s sportswear.

Our financial results in 2007 were driven by the continued strength of our Calvin Klein brand, through the growth of existing businesses and entry into new businesses, both directly by us and through licensees in the U.S. and abroad. Approximately 25% of our total earnings before interest and taxes is derived from international sources, driven by the significant international component of our Calvin Klein licensing business. Additionally, the performance of our new neckwear and IZOD women’s sportswear businesses contributed to our revenue and earnings increases. This demonstrates the effectiveness of our business strategy, as the positive performance of these businesses offset the negative impact that the overall soft retail environment had on our sportswear and heritage brand retail businesses.

We intend to continue to build upon our business strategy by implementing new initiatives that provide us with the opportunity to promote our products and to fill product and brand portfolio needs. This is evidenced by our opening of Calvin Klein specialty retail stores in premier malls in the U.S., which are intended to serve as a platform for showcasing the totality of the Calvin Klein white label “better” product. We opened five of these stores during 2007 and plan to open another five stores during 2008. In addition, we have entered into a licensing arrangement with The Timberland Company to design, source and market men’s and women’s casual sportswear under the Timberland brand in North America. We will assume the management of the men’s apparel line, which is currently produced by The Timberland Company, for the Fall 2008 season and currently plan to launch a women’s line for Spring 2010. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that will complement our existing portfolio of sportswear brands and enable us to reach a broader spectrum of consumers.

We intend to continue to expand our operations globally, through direct marketing by us and through partnerships with licensees. We recently expanded our wholesale operations to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe, and have entered into many license agreements with partners across the globe for our brands.

Our strong earnings and positive cash flow over the past few years enabled us to return value to our stockholders through a $200 million stock repurchase program, which was completed during the fourth quarter of 2007. In addition, during 2007, we continued to invest heavily in the marketing of our brands by spending a record $153 million on advertising (funded partially by licensees and other partners). We also made significant investments in people and infrastructure for existing and new businesses, including through the expansion of our office facilities both domestically and internationally. After funding these investments and the stock repurchase with cash on hand, we ended 2007 with $270 million in cash and a strong balance sheet with significant credit availability, which we believe enables us to continue to explore licensing and acquisition opportunities that will enhance our business strategy and promote our future growth.

RESULTS OF OPERATIONS

Operations Overview

We generate net sales from (i) the wholesale distribution of men’s dress shirts, men’s sportswear, neckwear (beginning in the fourth quarter of 2006) and women’s sportswear (beginning in the second quarter of 2007); and (ii) the sale, through approximately 750 company-operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein. Our stores principally operate in an outlet format. We also operate a full price store located in New York City under the Calvin Klein Collection brand, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. In the third quarter of 2007, we began operating a limited number of specialty retail stores in premier malls in the United States under the Calvin Klein brand, in which we principally sell men’s and women’s better apparel and accessories.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 89% of total royalty, advertising and other revenue in 2007, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, watches and home furnishings.

Gross profit on total revenue is total revenue less cost of goods sold. Included as cost of goods sold are costs associated with the production and procurement of product, including inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs and other product procurement related charges. Because there is no cost of goods sold associated with royalty, advertising and other revenue, 100% of such revenue is included in gross profit. As a result, our gross profit may not be comparable to that of other entities.

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 47% of such expenses in 2007. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 21% of selling, general and administrative expenses in 2007.

The following table summarizes our results of operations in 2007, 2006 and 2005:

	2007	2006	2005
(dollars in millions, except per share amounts)
Net sales	$2,127.7	$1,849.2	$1,697.3
Royalty revenue	214.4	182.3	158.8
Advertising and other revenue	83.0	59.1	52.8
Total revenue	2,425.2	2,090.6	1,908.8

Gross profit	1,191.0	1,029.9	891.1
% of total revenue	49.1%	49.3%	46.7%

Selling, general and administrative expenses	882.5	796.6	684.2
% of total revenue	36.4%	38.1%	35.8%

Gain on sale of investments, net	3.3	32.0	-

Income before interest and taxes	311.8	265.3	206.8

Interest expense	33.8	34.3	34.4
Interest income	16.7	17.4	5.8

Income before taxes	294.8	248.4	178.3

Income tax expense	111.5	93.2	66.6

Net income	$ 183.3	$ 155.2	$ 111.7

Diluted net income per common share	$ 3.21	$ 2.64	$ 1.85

Net Sales

Our net sales in 2007 increased to $2,127.7 million from $1,849.2 million in 2006 and $1,697.3 million in 2005. Our 2007 net sales increase of $278.5 million over 2006 net sales was due principally to:

•

the addition of $153.2 million of net sales attributable to growth in our Wholesale Dress Furnishings segment, resulting principally from sales of our new neckwear division that we created in connection with our January 2007 acquisition of Superba;

•

the addition of $73.3 million of net sales attributable to growth in our Wholesale Sportswear and Related Products segment, driven primarily by the addition of sales associated with our assumption of the IZOD women’s sportswear business in the second quarter of 2007, as well as growth in our Calvin Klein sportswear business; and

•

the addition of $52.0 million of net sales attributable to growth in our retail segments, primarily driven by comparable store sales growth of approximately 1% in our outlet retail business and the opening of Calvin Klein and other outlet retail stores. The year-to-year comparative results of our retail segments were negatively impacted by approximately $10.0 million as a result of an extra week of revenue in the prior year, as 2006 included 53 weeks of operations. We believe that 2007 comparable store sales are more appropriately compared with 2006 excluding the impact of the extra week of revenue. The impact of the extra week of revenue was a decrease in comparable store sales of 2%. Therefore, excluding the impact of the extra week of revenue in 2006, our outlet retail divisions would have achieved comparable store sales growth of approximately 3%.

Our 2006 net sales increase of $151.9 million over 2005 net sales was due principally to the net effect of the items described below.

Net sales increases in 2006 included:

•

the addition of $111.6 million of net sales attributable to growth in our retail segments, driven by an increase of approximately 9% in comparable store sales and the opening of additional Calvin Klein outlet retail stores in premium outlet malls. Included in our net sales increase was approximately $10.0 million in additional revenue from the extra week (53rd week) in 2006. Excluding the extra week of revenue, our outlet retail divisions achieved comparable store sales growth of approximately 8%; and

•

the addition of $63.5 million of net sales attributable to growth in our Wholesale Sportswear and Related Products segment, driven by increases across all of our wholesale sportswear divisions, particularly Calvin Klein men’s better sportswear.

Net sales decreases in 2006 included:

•

a $23.2 million sales decrease in our Wholesale Dress Furnishings segment, resulting principally from door closings associated with the 2005 acquisition by Federated Department Stores, Inc. (now known as Macy’s, Inc.) of The May Department Stores Company.

Our net sales in fiscal 2008 are expected to increase approximately 6% to 7% due principally to growth in our existing businesses, particularly our Calvin Klein men’s sportswear and outlet retail businesses, as well as the impact of a full year of sales from our IZOD women’s sportswear business. Sales are also expected to increase as a result of our Timberland men’s sportswear line, which will launch for Fall 2008, the expected opening of Calvin Klein specialty retail stores in premier malls in the United States, and our January 2008 acquisition of CMI, the licensee of our Calvin Klein Collection apparel and accessories businesses.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue increases over the prior year were $56.0 million and $29.9 million in 2007 and 2006, respectively. These increases were primarily attributable to our Calvin Klein Licensing segment. Approximately 93% of the growth in Calvin Klein royalty, advertising and other revenue in 2007 was attributable to growth from existing licenses, with the remaining 7% generated through new licenses. These increases were due, in part, to continued strength in fragrances, particularly in 2007, which experienced the successful launches of the new men’s and women’s ckIN2U fragrance lines and the new Calvin Klein MAN fragrance line, as well as continued strength in sales of both the men’s and women’s euphoria fragrance lines. In addition, jeans and underwear experienced significant international and domestic growth which, combined with the success of licensed product categories introduced over the past four years, further contributed to the revenue increase.

We currently expect that royalty, advertising and other revenue will increase approximately 10% in our Calvin Klein Licensing segment in fiscal 2008 as a result of growth in the businesses of existing licensees, as well as royalties generated under new license agreements. Royalty, advertising and other revenue in our other segments is expected to be relatively flat in fiscal 2008.

Gross Profit on Total Revenue

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross profit as a percentage of total revenue for 2007, 2006 and 2005:

	2007	2006	2005
Net sales	87.7%	88.4%	88.9%
Royalty, advertising and other revenue	12.3%	11.6%	11.1%
Gross profit as a % of total revenue	49.1%	49.3%	46.7%

Gross profit as a percentage of total revenue decreased 20 basis points in 2007, due principally to the net effect of the items described below:

Gross margin improved due to:

•

strong product sell-throughs in our wholesale dress shirt business throughout the year and in our outlet retail business during the first half of the year, which yielded more full-price selling; and

•

a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue.

Gross margin declined due to:

•

a change in sales mix, as net sales attributable to our wholesale businesses, which typically have lower gross margins than our retail businesses, increased as a percentage of our total net sales, due to faster sales growth in our wholesale businesses. The faster revenue growth in our wholesale businesses was due, in part, to the addition of sales associated with our new neckwear and IZOD women’s sportswear businesses; and

•

increased promotional selling in our wholesale sportswear business, which was negatively affected throughout the year by the overall weak retail environment and by the unseasonably warm weather that was experienced in much of the United States during September and October of 2007.

Gross profit as a percentage of total revenue increased 260 basis points in 2006 due principally to strong product sell-throughs, which yielded more full-price selling. Also contributing to the increase was a change in revenue mix, as (i) net sales attributable to our outlet retail businesses, which have higher gross margins than our wholesale businesses, increased as a percentage of our total net sales in 2006; and (ii) royalty, advertising and other revenue increased as a percentage of total revenue in 2006. Royalty, advertising and other revenue does not carry a cost of sales, and as such, the gross profit percentage of such revenue is 100%.

We currently expect that the gross profit on total revenue percentage will decrease approximately 50 to 60 basis points in fiscal 2008 compared to 2007, as gross margin growth attributable to our Calvin Klein businesses is expected to be more than offset by gross margin declines in our heritage brand wholesale and retail outlet businesses due principally to additional promotional selling.

Selling, General and Administrative (SG&A) Expenses

Our SG&A expenses were as follows:

	2007	2006	2005
(dollars in millions)
SG&A expenses	$882.5	$796.6	$684.2
% of total revenue	36.4%	38.1%	35.8%

SG&A expenses in 2007 were $882.5 million, or 36.4% of total revenue, compared to $796.6 million or 38.1% of total revenue, in 2006. The 170 basis point decrease was due principally to the growth in our wholesale businesses mentioned above, as our wholesale businesses typically have lower expense rates than our retail businesses. The $85.9 million increase in SG&A expenses in 2007 included: (i) additional expenses of approximately $33.0 million related to operating our recently-acquired neckwear business; (ii) increased expenses of $25.8 million in our Wholesale Sportswear and Related Products segment and our retail segments principally to support the sales growth previously mentioned; (iii) an increase in advertising expenditures of $19.9 million; and (iv) start-up costs of approximately $15.0 million associated with our Timberland wholesale sportswear business and Calvin Klein specialty retail stores. Also impacting the change in SG&A expenses for 2007 compared to the prior year was the absence of costs incurred in 2006 of: (i) $11.3 million associated with the closing of our manufacturing facility in Ozark, Alabama in the second quarter of 2006; and (ii) $10.5 million in severance and other separation costs associated with the departure in the first quarter of 2006 of Mark Weber, our former Chief Executive Officer.

SG&A expenses in 2006 were $796.6 million, or 38.1% of total revenue, compared to $684.2 million, or 35.8% of total revenue, in 2005. The $112.4 million increase in SG&A expenses in 2006 included:  (i) increased advertising expenditures of $26.8 million; (ii) $11.3 million in costs associated with the closing of our manufacturing facility in Ozark, Alabama in May 2006; (iii) $10.5 million in severance and other separation costs associated with the February 2006 departure of Mark Weber, our former Chief Executive Officer; and (iv) $6.9 million of noncash stock-based compensation expense resulting from the requirement to expense stock-based compensation beginning in 2006. Please see Note 11, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion of our stock-based compensation expense and related information. Also contributing to the increase were:  (i) increased operating expenses in our Retail Apparel and Related Products, Retail Footwear and Related Products, and Wholesale Sportswear and Related Products segments to support the sales growth previously mentioned, including from operating additional Calvin Klein outlet retail stores; and (ii) increased corporate and other expenses, including medical expenses due to increased claims in 2006. Partially offsetting these items were expense savings in 2006 of approximately $9.0 million due to the closure at the end of 2005 of our Calvin Klein Collection stores in Dallas and Paris.

Our fiscal 2008 SG&A expenses as a percentage of total revenue is currently expected to increase approximately 60 to 70 basis points, due primarily to the addition of expenses associated with our Calvin Klein specialty retail stores, as our retail businesses typically have higher expense rates than our wholesale businesses.

Gain on Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The sale resulted in a pre-tax gain of $32.0 million in 2006, which was net of related fees, an amount held in escrow and the carrying value of the investments. Our share of the proceeds being held in escrow represented security for indemnification of certain potential losses incurred by the purchaser, as well as other adjustments to the purchase price. During 2007, $3.3 million was released to us from escrow. We recorded this release of escrow as an additional gain. We received in fiscal 2008 a distribution of $1.9 million representing our share of the amount that remained in escrow, and will record the release of such amount as an additional gain.

Interest Expense and Interest Income

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Interest expense decreased to $33.8 million in 2007 from $34.3 million in 2006. Interest income decreased to $16.7 million in 2007 from $17.4 million in 2006. The interest income decline was due principally to a decrease in our cash position in the fourth quarter of 2007 as a result of the completion of our $200.0 million stock repurchase.

Interest expense decreased to $34.3 million in 2006 from $34.4 million in 2005. Interest income increased to $17.4 million in 2006 from $5.8 million in 2005. The interest income increase was due to an increase in our average cash position throughout the year and an increase in investment rates of return over the prior year.

Interest expense is expected to be relatively flat in fiscal 2008 as compared with 2007, while interest income is expected to decrease approximately $7.0 million as a result of a decrease in our average cash position during the year due principally to our use of cash to fund our $200.0 million stock repurchase, combined with a reduction in interest rates.

Income Taxes

Income tax expense as a percentage of pre-tax income was as follows:

2007	2006	2005

37.8%	37.5%	37.3%

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) in the first quarter of 2007.

We currently anticipate that our fiscal 2008 tax expense as a percentage of pre-tax income will be between 36.5% and 37.0%. It is possible that our estimated full year rate could change from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information. Under FIN 48, additional volatility in our tax rate may occur in the future, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate our unrecognized tax benefits.

Net Income per Common Share

Our calculation of net income per common share in 2005 was impacted by the voluntary conversion of a portion of our Series B convertible preferred stock by the holders of such stock into shares of our common stock. Such shares of common stock were subsequently sold in a registered offering by the holders. We made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12.9 million, and incurred certain costs, totaling $1.3 million in connection with these transactions. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the convertible preferred stock was convertible. The portion of the convertible preferred stock that was converted was considered separately from the portion of the convertible preferred stock that was not converted for purposes of our net income per common share calculation in accordance with accounting principles generally accepted in the United States. Further, the aggregate $14.2 million inducement payment and offering costs was treated similar to a preferred stock dividend and attributed to the portion of the convertible preferred stock that was converted.

Our calculation of net income per common share in 2006 was impacted by the voluntary conversion in May 2006 of all of the remaining outstanding shares of the Series B convertible preferred stock by the holders of such stock into shares of common stock. The holders sold the majority of such shares in a registered common stock offering. We made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million, and incurred certain costs, totaling $0.7 million in connection with these transactions. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the convertible preferred stock was convertible. The aggregate $10.9 million inducement payment and offering costs was treated similar to a preferred stock dividend and attributed to the convertible preferred stock for purposes of our net income per common share calculation in accordance with accounting principles generally accepted in the United States.

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

Operations

Cash provided by operating activities was $221.0 million in 2007, compared to $254.5 million in 2006. This decrease was due principally to changes in working capital, including an increase in accounts receivable, due, in part, to the revenue growth exhibited by our wholesale and licensing businesses in the latter part of the fourth quarter of 2007. In addition, our balance sheet at the end of 2007 includes the impact of our new IZOD women’s sportswear and Calvin Klein specialty retail businesses. Partially offsetting this cash decrease was a $66.4 million increase in net income adjusted for depreciation, amortization, stock-based compensation expense, impairments and the gains on the sale of investments.

Capital Expenditures

Our capital expenditures paid in cash in 2007 were $94.7 million, compared with $46.2 million in 2006. This increase was due to: (i) additional office space, warehouse and distribution facility expansion and information technology spending, both domestically and internationally, to allow our infrastructure to support the sales growth and new businesses mentioned previously; and (ii) the build out of Calvin Klein specialty retail stores. We currently expect capital expenditures in fiscal 2008 to be approximately $100.0 million as we continue to build our infrastructure and open Calvin Klein specialty retail stores.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments are recorded as additions to goodwill and totaled $37.5 million in 2007. We currently expect that such payments will be $38.0 million to $40.0 million in fiscal 2008, and will continue to increase moderately thereafter.

In connection with the Superba acquisition, we are obligated to pay Superba contingent purchase price payments if the earnings of the acquired business exceed certain targets in fiscal 2007, 2008 and 2009. The maximum payout that Superba can receive is $15.0 million, $25.0 million and $30.0 million with respect to earnings in fiscal 2007, 2008 and 2009, respectively. Any such contingent purchase price payments are payable 90 days after the applicable fiscal year end and are recorded as additions to goodwill. We expect to pay Superba $15.0 million in fiscal 2008 based on the estimated 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business.

Dividends

Our common stock, which as of February 3, 2008 is the only class of stock outstanding, currently pays annual dividends totaling $0.15 per share.

Cash dividends on our common stock totaled $8.5 million for the full year 2007.

In connection with our acquisition of Calvin Klein, we issued $250.0 million of Series B convertible preferred stock. During the second quarter of 2006, the holders of our Series B convertible preferred stock voluntarily converted all of the remaining outstanding shares of Series B convertible preferred stock into 11.6 million shares of our common stock. The holders subsequently sold a majority of such shares in a registered common stock offering. We made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million in connection with the conversion, and incurred certain costs, totaling $0.7 million, specifically related to the registered common stock offering. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. The aggregate $10.9 million inducement payment and offering costs was treated similar to a preferred stock dividend under accounting principles generally accepted in the United States.

We project that cash dividends on our common stock in fiscal 2008 will be $7.7 million to $7.8 million based on our current dividend rate, the number of shares of our common stock outstanding at February 3, 2008 and our estimates of stock issuances in connection with our stock-based compensation in fiscal 2008. This decrease compared to 2007 is primarily attributable to the $200.0 million share repurchase program discussed below, which is expected to result in a lower number of shares of our common stock being outstanding in fiscal 2008 as compared to 2007.

Share Repurchase Program

Our Board of Directors authorized us in November 2007 to repurchase up to $200.0 million of our outstanding common stock through the end of fiscal 2008. In the fourth quarter of 2007, we repurchased 5.2 million shares of our common stock at a cost of $200.0 million, excluding commissions. As of the end of 2007, we deemed this share repurchase program to have been completed.

Cash Flow Summary

Our net cash outflow in 2007 was $96.2 million, which included $200.0 million used to complete the stock repurchase mentioned previously. Excluding the repurchase, our cash flow would have been $103.8 million.

Cash flow in fiscal 2008 will be impacted by various other factors in addition to those noted above in this “Liquidity and Capital Resources” section. For example, in connection with our 2007 acquisition of CMI, we received a net cash payment of approximately $18.0 million in fiscal 2008, which is subject to adjustment. Please see Note 3, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further description of this transaction. In addition, the exercise of stock options provided $12.6 million of cash in 2007. We currently estimate such amount to be lower in fiscal 2008.

We currently expect to generate $80.0 million to $90.0 million of cash flow in fiscal 2008. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, working capital requirements or other items, including acquisitions and equity transactions, could occur, which could cause our cash flow to vary significantly from this estimate.

Financing Arrangements

Our capital structure as of February 3, 2008 was as follows:

(in millions)
Long-term debt	$399.6
Stockholders’ equity	$956.3

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, which may be increased by us under certain conditions by up to $100.0 million, with a sublimit of $50.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During 2007, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $142.4 million. As of February 3, 2008, we had $107.9 million of outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility in fiscal 2008.

All obligations under the secured revolving credit facility are secured by liens on substantially all of our assets and the assets of our domestic subsidiaries and a pledge of all of the equity interests in all of our domestic subsidiaries. Our secured revolving credit facility requires us to maintain certain financial covenants, including a minimum level of availability under the secured revolving credit facility. If such minimum level is not maintained, we are then required to maintain a minimum ratio of (i) earnings before interest, taxes, depreciation, amortization and rent (EBITDAR) less capital expenditures paid in cash; cash dividends and cash distributions; Federal, state, local and foreign income taxes paid in cash; and management fees paid during the period to (ii) fixed charge expense for the period, which consists of principal payments of debt, cash interest expense and rent expense (as such terms are defined in the secured revolving credit facility).

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

In addition, we are subject to similar covenants and restrictions in connection with our long-term debt agreements. As of February 3, 2008, we were in compliance with all financial and non-financial covenants.

During 2007, Standard & Poor’s raised our corporate credit rating to BBB-, with a stable outlook. During the year, Moody’s affirmed our long term corporate credit rating of Ba2 , but revised its outlook to positive from stable. Our credit ratings of BBB- from Standard & Poor’s and Ba2 from Moody’s contribute to our ability to successfully access capital markets. Given our capital structure and our projections for future profitability and cash flow, we believe we could obtain additional financing, if necessary, for refinancing our long-term debt, or, if opportunities present themselves, future acquisitions. Although we believe we could obtain such financing, due to the current state of credit markets, there can be no assurance that such financing could be obtained on terms as favorable to us as our current financings or otherwise on terms satisfactory to us. Furthermore, as credit markets are constantly changing, there can be no assurance that such financing, if needed, could be obtained at such time as a need arises or that it would be available to us on terms satisfactory to us.

Contractual Obligations

The following table summarizes, as of February 3, 2008, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2008	2009-2010	2011-2012	Thereafter
	(in millions)
Long-term debt	$ 400.0	$ -	$ -	$150.0	$250.0
Interest payments on long-term debt	219.3	30.8	61.6	40.3	86.6
Operating leases(1)	562.8	105.6	160.8	97.0	199.4
Inventory purchase commitments	276.5	276.5	-	-	-
Minimum contractual royalty payments(2)	67.2	19.0	30.2	18.0	-
Non-qualified supplemental defined benefit plan(3)	26.7	1.3	2.9	3.2	19.3
Severance payments	3.3	3.1	0.2	-	-
Total contractual cash obligations	$1,555.8	$436.3	$255.7	$308.5	$555.3

(1)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts listed include future minimum lease payments and exclude such direct operating costs.

(2)

We currently anticipate that future payments required under our license agreements on an aggregate basis will exceed significantly the contractual minimums shown in the table.

(3)

We have an unfunded non-qualified supplemental defined benefit plan covering 22 current and retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with us, the participant has been in such plan for at least 10 years and has attained age 55.

Not included in the above table are contingent purchase price payments we are obligated to pay Mr. Calvin Klein through 2017 based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such payments were $37.5 million in 2007. Also not included in the above table are contingent purchase price payments we are obligated to pay Superba if the earnings of the acquired business exceed certain targets in fiscal 2007, 2008 and 2009. The maximum payout that Superba can receive is $15.0 million, $25.0 million and $30.0 million with respect to earnings in fiscal 2007, 2008 and 2009, respectively. We expect to pay Superba $15.0 million in fiscal 2008 based on the estimated 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business.

Not included in the above table are contributions to our defined benefit qualified pension plans, or payments to employees and retirees in connection with our supplemental pension and postretirement health plans. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note 8, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Not included in the above table are $71.5 million of net potential cash obligations associated with unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. Please refer to Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to unrecognized tax benefits.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial position, changes in financial position, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK—INTEREST AND EXCHANGE RATE SENSITIVITY

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of February 3, 2008, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.3 million annually.

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

A secondary exposure to changes in exchange rates for the United States dollar results from our foreign wholesale operations. Our wholesale operations include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe. Sales for these foreign operations are both generated and collected in foreign currency, which exposes us to foreign exchange gains and losses between the date of the sale and the date we collect payment. As with our licensing business, the results of these operations will be negatively impacted during times of a strengthening United States dollar and favorably impacted during times of a weakening United States dollar.

Not all foreign license agreements expose us to foreign exchange risk. Many of our foreign license agreements specify that contractual minimums be paid in United States dollars. Thus, for these foreign license agreements where the licensee’s sales do not exceed contractual minimums, the licensee assumes the risk of changes in exchange rates and we do not.

Somewhat mitigating our exposure to changes in the exchange rate for the Euro is our Calvin Klein administrative office in Milan, Italy. Our acquisition of CMI is expected to further mitigate our exposure to changes in the exchange rate for the Euro, as the acquired business has certain operations in Italy. During times of a strengthening United States dollar against the Euro, the expenses associated with these business operations will be favorably impacted, and during times of a weakening United States dollar against the Euro, the expenses associated with these business operations will be negatively impacted.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements,” in September 2006. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements. We adopted FASB Statement No. 157 prospectively as of the beginning of our fiscal year 2008 for all financial assets and liabilities and for non-financial assets and liabilities measured at fair value on a recurring basis (at least annually). For all other non-financial assets and liabilities, we will adopt FASB Statement No. 157 as of the beginning of our fiscal year 2009. We are currently evaluating the impact that the adoption of FASB Statement No. 157 will have on our consolidated results of operations and financial position.

The FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” in September 2006. This statement requires a company to:  (i) recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or a liability in its statement of financial position; (ii) recognize gains and losses that have not yet been recognized through net periodic benefit cost in comprehensive income, net of income tax effects; and (iii) measure the funded status of defined benefits and other postretirement plans as of the date of a company’s fiscal year end. We adopted FASB Statement No. 158 as of the end of our fiscal year 2006, except for the requirement to measure the funded status of retirement benefit plans as of a company’s fiscal year end, which is effective for our fiscal year 2008. We do not expect the adoption in our fiscal year 2008 of the final requirement of FASB Statement No. 158 to change the measurement date for the funded status of the plan to our year end date to have a material impact on our consolidated results of operations or financial position.

The FASB issued FASB Statement No. 141R, “Business Combinations,” to replace FASB Statement No. 141 in December 2007. FASB Statement No. 141R establishes the principles and requirements for accounting for business combinations. Under the new standard, the acquirer must recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, primarily measured at their fair values as of the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled. Any acquisition related costs will be recognized separately from the acquisition and expensed as incurred. We will adopt FASB Statement No. 141R on a prospective basis for business combinations for which the acquisition date is on or after February 2, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies, which applies to all acquisitions, including those prior to February 2, 2009. Early adoption of FASB Statement No. 141R is not permitted. We are currently evaluating the impact that the adoption of FASB Statement No. 141R will have on our consolidated results of operations and financial position.

The FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” in December 2007. FASB Statement No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB Statement No. 160 requires that a noncontrolling interest in a subsidiary be displayed in the consolidated statement of financial position as a separate component of equity and that consolidated net income include the net income attributable to any noncontrolling interest. We will adopt FASB Statement No. 160 prospectively as of the beginning of our fiscal year 2009. We do not expect the adoption of FASB Statement No. 160 to have any impact on our consolidated results of operations or financial position.

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

Sales allowances and returns—We have arrangements with many of our department and specialty store customers to support their sales of our products. We establish accruals which, based on a review of the individual customer arrangements and the expected performance of our products in their stores, we believe will be required to satisfy our sales allowance obligations. We also establish accruals, which are based on historical data and authorized amounts, that we believe are necessary to provide for inventory returns. It is possible that the accrual estimates could vary from actual results, which would require adjustment to the allowance and returns accruals.

Inventories—Inventories related to our wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to our retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Based on a review of current business trends, inventory agings and discontinued merchandise categories, a further adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. We believe that all inventory writedowns required at February 3, 2008 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—In each of the last three years, we determined that the long-lived assets in various outlet retail stores and certain other locations were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated the related undiscounted future cash flows and the fair value of each asset. The undiscounted future cash flows for each asset were estimated using current sales trends and other assumptions. If different assumptions had been used for future sales trends, the recorded impairment charges could have been significantly higher or lower. Note 14, “Asset Impairments, Activity Exit Costs and Other Charges,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes a further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

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

Income taxes—Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. FASB Statement No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available to us for tax reporting purposes and other relevant factors.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In the first quarter of 2007, we adopted the provisions of FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109. The first step is to evaluate the tax position for recognition by determining if available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Our actual results could differ materially from our current estimates.

Goodwill and other intangible assets—Goodwill and other indefinite-lived intangible assets are tested for impairment based on fair value. These tests are performed annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Performance of the goodwill impairment tests requires significant judgments regarding the allocation of net assets to the reporting unit level, which is the level at which the impairment tests are required. The determination of whether an impairment exists also depends on, among other factors, the estimated fair value of the reporting units, which itself depends in part on market conditions. An impairment loss could have a material adverse impact on our financial position and results of operations.

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

Stock-based compensation—We adopted FASB Statement No. 123R, “Share-Based Payment,” in the first quarter of 2006. FASB Statement No. 123R requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We use the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. This model uses assumptions that include the risk free interest rate, expected volatility, expected dividend yield and expected life of the options. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The value of our stock-based awards is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results and future estimates may differ substantially from our current estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-36 and F-37.

On January 30, 2008, we completed our acquisition of CMI. Due to the close proximity of the acquisition date to the date of management’s assessment of the effectiveness of internal control over financial reporting, management excluded the CMI business from its assessment of internal control over financial reporting.

As of February 3, 2008 and for the year ended February 3, 2008, total assets and total revenue of CMI represented 1.4% and 0.0%, respectively of our consolidated assets and revenue.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2008. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2008. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2008.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Election of Directors” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2008.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2008.

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

3.9	Certificate of Amendment of Certificate of Incorporation, filed June 29, 2006 (incorporated by reference to Exhibit 3.9 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).
3.10

Certificate Eliminating Reference to Series B Convertible Preferred Stock from Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 12, 2007 (incorporated by reference to Exhibit 3.10 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).

3.11

Certificate Eliminating Reference To Series A Cumulative Participating Preferred Stock From Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on September 28, 2007).

3.12	By-laws of Phillips-Van Heusen Corporation, as amended through September 27, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on September 28, 2007).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to our Annual Report on Form 10-K for the fiscal year ended January 31, 1981).

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

*10.5

Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan, dated January 1, 1991, as amended and restated effective as of January 1, 2005 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended November 4, 2007).

*10.6

Phillips-Van Heusen Corporation Supplemental Savings Plan, effective as of January 1, 1991 and amended and restated effective as of January 1, 2005 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended November 4, 2007).

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

*10.12	Phillips-Van Heusen Corporation 2003 Stock Option Plan option certificate (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005).

10.13

Warrant, issued on February 12, 2003, by Phillips-Van Heusen Corporation to the Calvin Klein 2001 Revocable Trust (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 26, 2003).

10.14

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

*10.15

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

*10.16

Employment Agreement, dated as of March 4, 2003, between Emanuel Chirico and Phillips-Van Heusen Corporation; Amended and Restated Employment Agreement, dated as of March 3, 2005, between Emanuel Chirico and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005); First Amendment to Amended and Restated Employment Agreement, dated as of September 25, 2007, between Emanuel Chirico and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended November 4, 2007).

*10.17

Employment Agreement, dated as of March 4, 2003, between Allen Sirkin and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005); Amended and Restated Employment Agreement, dated as of June 14, 2007, between Allen Sirkin and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).

*10.18

Employment Agreement, dated as of March 4, 2003, between Francis K. Duane and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005); Amended and Restated Employment Agreement, dated as of June 14, 2007, between Francis K. Duane and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).

*10.19

Employment Agreement, dated as of March 4, 2003, between Michael Zaccaro and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005); Amended and Restated Employment Agreement, dated as of June 14, 2007, between Michael Zaccaro and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).

10.20

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

10.21

Conversion Agreement, dated as of July 14, 2005, by and among Phillips-Van Heusen Corporation and the Investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 20, 2005).

10.22

Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco, Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 22, 2005).

*10.23	Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, effective as of April 21, 2005 (incorporated by reference to Exhibit A to our Definitive Schedule 14A, filed on May 2, 2005).
*10.24	Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of April 21, 2005 (incorporated by reference to Exhibit B to our Definitive Schedule 14A, filed on May 2, 2005).
*10.25

Employment Agreement, dated as of January 1, 2004, between P. Thomas Murry and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended January 29, 2006); Amended and Restated Employment Agreement, dated as of June 14, 2007, between P. Thomas Murry and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).

*10.26

Employment Agreement, dated as of March 4, 2003, between Michael Shaffer and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended January 29, 2006); Amended and Restated Employment Agreement, dated as of June 14, 2007, between Michael Shaffer and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).

*10.27

Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 27, 2006, as amended through September 21, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended October 29, 2006); Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 27, 2006, as amended through May 3, 2007 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).

10.28

Conversion Agreement, dated as of May 9, 2006, by and among Phillips-Van Heusen Corporation and the Selling Stockholders named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 15, 2006).

*10.29

Form of Stock Option Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 16, 2006); Revised Form of Stock Option Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).

10.30

Asset Purchase Agreement, dated October 11, 2006, among Phillips-Van Heusen Corporation, Superba, Inc. and A. Mervyn Mandelbaum (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, filed on October 13, 2006).

*10.31

Form of Stock Option Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 11, 2007); Revised Form of Stock Option Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).

*10.32

Form of Restricted Stock Unit Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on April 11, 2007); Revised Form of Restricted Stock Unit Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).

*10.33

Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 8, 2007).

10.34

Second Amended and Restated Revolving Credit Agreement, dated as of July 10, 2007, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com inc., G.H. Bass Franchises Inc., CD Group Inc., PVH CK Stores, Inc., PVH Ohio, Inc., PVH Michigan, Inc., PVH Pennsylvania, Inc., PVH Wholesale New Jersey, Inc., PVH Retail Management Company, PVH Superba/Insignia Neckwear, Inc. and the lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Joint Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank, National Association, as Co-Documentation Agent, and The CIT Group/Commercial Services, Inc., as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 16, 2007).

*10.35

Form of Restricted Stock Unit Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended August 5, 2007).

*10.36	Schedule of Non-Management Directors’ Fees, effective June 19, 2007 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended November 4, 2007).
+21	Phillips-Van Heusen Subsidiaries.
+23	Consent of Independent Registered Public Accounting Firm.
+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*

Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

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

Dated: March 28, 2008

PHILLIPS-VAN HEUSEN CORPORATION
By:	/s/ Emanuel Chirico Emanuel Chirico Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Emanuel Chirico Emanuel Chirico	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2008
/s/ Michael Shaffer Michael Shaffer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2008
/s/ Bruce Goldstein Bruce Goldstein	Senior Vice President and Controller (Principal Accounting Officer)	March 28, 2008
/s/ Mary Baglivo Mary Baglivo	Director	March 28, 2008
/s/ Edward H. Cohen Edward H. Cohen	Director	March 27, 2008
/s/ Joseph B. Fuller Joseph B. Fuller	Director	March 28, 2008
/s/ Margaret L. Jenkins Margaret L. Jenkins	Director	March 27, 2008
/s/ Bruce Maggin Bruce Maggin	Director	March 27, 2008
/s/ V. James Marino V. James Marino	Director	March 31, 2008
/s/ Henry Nasella Henry Nasella	Director	March 26, 2008
/s/ Rita M. Rodriguez Rita M. Rodriguez	Director	March 26, 2008
/s/ Craig Rydin Craig Rydin	Director	March 27, 2008

Exhibit Index

21	Phillips-Van Heusen Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements--Years Ended
February 3, 2008, February 4, 2007 and January 29, 2006	F-2

Consolidated Balance Sheets--February 3, 2008 and February 4, 2007	F-3

Consolidated Statements of Cash Flows--Years Ended
February 3, 2008, February 4, 2007 and January 29, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Equity--Years Ended
February 3, 2008, February 4, 2007 and January 29, 2006	F-5

Notes to Consolidated Financial Statements	F-6

Selected Quarterly Financial Data (Unaudited)	F-35

Management’s Report on Internal Control Over Financial Reporting	F-36

Reports of Independent Registered Public Accounting Firm	F-37

Ten Year Financial Summary	F-39

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-41

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	2007	2006	2005

Net sales	$2,127,721	$1,849,172	$1,697,254
Royalty revenue	214,425	182,336	158,804
Advertising and other revenue	83,029	59,140	52,790
Total revenue	2,425,175	2,090,648	1,908,848
Cost of goods sold	1,234,188	1,060,784	1,017,793

Gross profit	1,190,987	1,029,864	891,055
Selling, general and administrative expenses	882,492	796,601	684,209
Gain on sale of investments, net	3,335	32,043	-
Income before interest and taxes	311,830	265,306	206,846

Interest expense	33,753	34,272	34,390
Interest income	16,744	17,399	5,813

Income before taxes	294,821	248,433	178,269
Income tax expense	111,502	93,204	66,581

Net income	183,319	155,229	111,688

Preferred stock dividends on convertible stock	-	-	12,918
Preferred stock dividends on converted stock	-	3,230	2,051
Inducement payments and offering costs	-	10,948	14,205

Net income available to common stockholders	$ 183,319	$ 141,051	$ 82,514

Basic net income per common share	$ 3.29	$ 2.71	$ 2.15

Diluted net income per common share	$ 3.21	$ 2.64	$ 1.85

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	February 3,	February 4,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$ 269,914	$ 366,099
Trade receivables, net of allowances for doubtful accounts
of $2,611 and $2,612	154,355	92,948
Other receivables	31,622	6,418
Inventories	322,223	284,894
Prepaid expenses	48,295	39,553
Other, including deferred taxes of $0 and $1,969	9,810	9,951
Total Current Assets	836,219	799,863
Property, Plant and Equipment, net	232,028	172,040
Goodwill	322,001	271,111
Tradenames	621,135	621,135
Perpetual License Rights	86,000	86,000
Customer Relationships	32,943	35,310
Other Assets	42,068	27,886

Total Assets	$2,172,394	$2,013,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 112,829	$ 81,874
Accrued expenses, including deferred taxes of $2,853 and $0	212,900	188,443
Deferred revenue	34,419	27,709
Total Current Liabilities	360,148	298,026
Long-Term Debt	399,552	399,538
Other Liabilities, including deferred taxes of $219,552 and $256,322	456,411	373,624

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares
authorized; no shares issued	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; 56,505,842 and 55,850,012 shares issued	56,506	55,850
Additional capital	558,960	530,002
Retained earnings	558,538	388,555
Accumulated other comprehensive loss	(17,384)	(32,200)
Less: 5,221,857 and 1,000 shares of common stock held in treasury, at cost	(200,337)	(50)
Total Stockholders’ Equity	956,283	942,157

Total Liabilities and Stockholders’ Equity	$2,172,394	$2,013,345

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2007	2006	2005
Operating activities
Net income	$183,319	$155,229	$111,688
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	39,444	33,314	31,519
Amortization	7,146	4,588	3,962
Stock-based compensation	9,631	6,862	-
Deferred taxes	4,356	44,201	51,871
Impairment of long-lived assets	1,727	3,568	1,032
Gain on sale of investments, net	(3,335)	(32,043)	-

Changes in operating assets and liabilities:
Trade receivables	(47,741)	20,357	(2,285)
Inventories	(26,782)	(16,133)	(14,834)
Accounts payable, accrued expenses and deferred revenue	41,443	50,518	16,917
Prepaid expenses	(7,257)	(21,431)	853
Other, net	19,089	5,433	(11,338)
Net Cash Provided By Operating Activities	221,040	254,463	189,385

Investing activities(1)
Purchase of property, plant and equipment	(94,749)	(46,161)	(37,443)
Contingent purchase price payments to Mr. Calvin Klein	(37,520)	(30,769)	(25,481)
Sale of investments	3,335	32,811	-
Acquisition of Superba, including related fees	1,630	(113,262)	-
Other, net	-	-	(962)
Net Cash Used By Investing Activities	(127,304)	(157,381)	(63,886)

Financing activities(1)
Proceeds from exercise of stock options	12,557	17,580	52,648
Excess tax benefits from exercise of stock options	6,261	6,164	-
Acquisition of treasury shares	(200,287)	(50)	(69)
Cash dividends on common stock	(8,452)	(7,856)	(5,661)
Cash dividends on convertible preferred stock	-	-	(12,918)
Cash dividends on converted preferred stock	-	(3,230)	(2,051)
Inducement payment and offering costs	-	(10,948)	(14,205)
Net Cash (Used) Provided By Financing Activities	(189,921)	1,660	17,744

(Decrease) Increase in cash and cash equivalents(2)	(96,185)	98,742	143,243
Cash and cash equivalents at beginning of year	366,099	267,357	124,114
Cash and cash equivalents at end of year	$269,914	$366,099	$267,357

(1) See Note 16 for information on noncash investing and financing transactions.

(2) The effect of exchange rate changes on cash and cash equivalents was immaterial for 2007, 2006 and 2005.

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

					Accumulated
	Common Stock				Other
	Shares	$1 par Value	Additional Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

January 30, 2005	32,452,403	$32,452	$185,670	$178,507	$(32,024)	$(579)	$364,026
Net income				111,688			111,688
Minimum pension liability, net of tax
benefit of $1,129					(1,842)		(1,842)
Foreign currency translation adjustments,
net of tax benefit of $79					(129)		(129)
Total comprehensive income							109,717
Stock options exercised	3,482,064	3,482	49,166				52,648
Tax benefit from exercise of stock options			16,355				16,355
Common stock dividends				(5,661)			(5,661)
Convertible preferred stock dividends				(12,918)			(12,918)
Converted preferred stock dividends				(2,051)			(2,051)
Inducement payment and offering costs				(14,205)			(14,205)
Acquisition of 2,616 treasury shares						(69)	(69)
Conversion of convertible preferred stock	7,302,018	7,302	94,870			648	102,820

January 29, 2006	43,236,485	43,236	346,061	255,360	(33,995)	-	610,662
Net income				155,229			155,229
Foreign currency translation adjustments,
net of tax expense of $19					30		30
Liquidation of foreign operation, net
of tax expense of $144					236		236
Change in pension liability, prior to
adoption of FASB Statement No. 158,
net of tax expense of $19,254					31,415		31,415
Total comprehensive income							186,910
Adoption of FASB Statement No. 158,
net of tax benefit of $18,317					(29,886)		(29,886)
Stock options exercised	1,047,408	1,047	16,532				17,580
Tax benefit from exercise of stock options			10,187				10,187
Stock-based compensation expense			6,862				6,862
Common stock dividends				(7,856)			(7,856)
Converted preferred stock dividends				(3,230)			(3,230)
Inducement payment and offering costs				(10,948)			(10,948)
Acquisition of 1,000 treasury shares						(50)	(50)
Conversion of convertible preferred stock	11,566,119	11,566	150,360				161,926

February 4, 2007	55,850,012	55,850	530,002	388,555	(32,200)	(50)	942,157
Net income				183,319			183,319
Reclassification of retirement and
benefit plan costs to net income,
net of tax expense of $9,080					14,816		14,816
Total comprehensive income							198,135
Adoption of FIN 48				(4,884)			(4,884)
Stock options exercised	655,830	656	11,901				12,557
Tax benefit from exercise of stock options			7,426				7,426
Stock-based compensation expense			9,631				9,631
Common stock dividends				(8,452)			(8,452)
Acquisition of 5,220,857 treasury shares						(200,287)	(200,287)

February 3, 2008	56,505,842	$56,506	$558,960	$558,538	$(17,384)	$(200,337)	$956,283

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

Fiscal Year - The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. Results for 2007 represent the 52 weeks ended February 3, 2008. Results for 2006 and 2005 represent the 53 weeks ended February 4, 2007 and the 52 weeks ended January 29, 2006, respectively.

Reclassifications - For comparative purposes, certain prior period amounts have been reclassified to conform to the current period’s presentation.

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company’s balances of cash and cash equivalents at February 3, 2008 consisted principally of investments in money market funds. Through February 3, 2008, the Company has not invested in auction rate securities.

Accounts Receivable - Accounts receivable as presented on the Consolidated Balance Sheets is net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. Costs associated with potential returns of products, as well as allowable customer markdowns and operational chargebacks, net of the expected recoveries, are part of the provision for allowances included in accounts receivable. These provisions result from seasonal negotiations, as well as historic deduction trends net of expected recoveries, and the evaluation of current market conditions.

Goodwill and Other Intangible Assets - The Company assesses the recoverability of goodwill annually, at the beginning of the third quarter of each fiscal year, and between annual tests if indicators of potential impairment exist. Impairment testing for goodwill is done at a reporting unit level. Under Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” reporting units are defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Under these criteria, as of the annual testing date, the Company had 19 reporting units. The Company’s goodwill relates to and is directly assigned to five of its reporting units. An impairment loss is recognized if the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. The estimated fair value of a reporting unit is calculated by applying the reporting unit’s percentage contribution of earnings to the estimated fair value of the Company.

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually, and between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset, which is determined using the estimated undiscounted cash flows associated with the asset’s use.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

No impairment of goodwill or other intangible assets resulted from the Company’s required annual impairment tests in 2007, 2006 and 2005.

Asset Impairments - The Company reviews for and records impairment losses on long-lived assets (excluding goodwill and other indefinite-lived intangible assets) in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets.

Inventories - Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories of $142,731 (2007) and $133,122 (2006) was determined using the last-in, first-out method (LIFO). Cost for all other inventories was determined using the first-in, first-out method (FIFO). At February 3, 2008 and February 4, 2007, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

Property, Plant and Equipment - Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is as follows:  Buildings and building improvements: 15-40 years; machinery, software and equipment: 2-10 years; furniture and fixtures: 7-10 years. Fixtures located in third party customer locations (“shops within a store”) and their related costs are depreciated over three years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. In certain circumstances, contractual renewal options are considered when determining the term of the related lease. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred.

Operating Leases - The Company accounts for rent expense under non-cancelable operating leases with scheduled rent increases and rent holidays on a straight-line basis over the lease term. The Company determines the lease term at the inception of a lease by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. In addition, the Company receives build out contributions from landlords primarily as an incentive for the Company to lease retail store space from the landlords. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

Revenue Recognition - Sales are recognized upon shipment of products to customers since title passes upon shipment and, in the case of sales by the Company’s retail stores, when goods are sold to consumers. Allowances for estimated returns and discounts are provided when sales are recorded. Revenue from gift cards is recognized at the time of redemption. Royalty revenue for licensees whose sales exceed contractual sales minimums, including licensee contributions toward advertising, is recognized when licensed products are sold as reported by the Company’s licensees. For licensees whose sales do not exceed contractual sales minimums, royalty revenue is recognized ratably based on contractual minimums.

Sales Incentives - The Company uses certain sales incentive programs related to the Company’s retail operations, such as a customer loyalty program and the issuance of coupons. The Company’s loyalty program is structured such that customers receive gift cards for future use after specified levels of spending are achieved within a specified time period. Costs associated with the Company’s loyalty program are recorded ratably as a cost of sales based on enrolled customers’ spending. Costs associated with coupons are recorded as a reduction of revenue at the time of coupon redemption.

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

Advertising - Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue. Advertising expenses totaled $152,528 (2007), $132,663 (2006) and $105,875 (2005).

Sales Taxes - The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue and cost of sales.

Incomes Taxes - Deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred taxes to the amounts more likely than not to be realized.

Significant judgment is required in assessing the timing and amount of deductible and taxable items, evaluating tax positions and in determining the income tax provision. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) which the Company adopted in 2007, the Company recognizes tax benefits only when it is more likely than not that the tax position will be fully sustained upon review by taxing authorities. If the recognition threshold is met, the Company measures the tax benefit at the largest amount that is greater than 50 percent likely to be realized. When the outcome of these tax matters changes, the change in estimate impacts the provision for income taxes in the period that such a determination is made. The Company recognizes interest and penalties related to unrecognized tax benefits in the Company’s income tax provision.

Foreign Currency Translation - The consolidated financial statements of the Company are prepared in United States dollars, as this is the currency of the primary economic environment in which the Company operates, and the vast majority of its revenue is received and expenses are disbursed in United States dollars. As of February 3, 2008, the functional currency of the majority of the Company’s business units is the United States dollar. For the year ended February 3, 2008, gains and losses from foreign currency translation for these business units are included in net income. Where the functional currency of a business unit is not the United States dollar, balance sheet accounts are translated at the current exchange rate and income statement transactions are translated at the average exchange rate for the period. Any adjustments resulting from translating the financial statements of a business unit which does not use the United States dollar as its functional currency are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.

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

Prior to 2006, the Company accounted for its stock options under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. Under APB Opinion No. 25, the Company did not recognize compensation expense because the exercise price of the Company’s stock options equaled the market price of the

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Company’s common stock on the date of grant. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” in 2005:

2005

Net income - as reported	$111,688
Deduct: Stock-based compensation expense determined under fair
value method, net of related tax effects	7,762
Net income - as adjusted	$103,926

Net income per common share:
Basic - as reported	$ 2.15
Diluted - as reported	$ 1.85
Basic - as adjusted	$ 1.95
Diluted - as adjusted	$ 1.70

The assumptions used to calculate the fair value of stock options at their grant dates are presented in Note 11, “Stock-Based Compensation.”

New Accounting Standards - The FASB issued FASB Statement No. 157, “Fair Value Measurements,” in September 2006. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements. The Company adopted FASB Statement No. 157 prospectively as of the beginning of its fiscal year 2008 for all financial assets and liabilities and for non-financial assets and liabilities measured at fair value on a recurring basis (at least annually). For all other non-financial assets and liabilities, the Company will adopt FASB Statement No. 157 as of the beginning of its fiscal year 2009. The Company is currently evaluating the impact that the adoption of FASB Statement No. 157 will have on its consolidated results of operations and financial position.

The FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” in September 2006. This statement requires a company to:  (i) recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or a liability in its statement of financial position; (ii) recognize gains and losses that have not yet been recognized through net periodic benefit cost in comprehensive income, net of income tax effects; and (iii) measure the funded status of defined benefits and other postretirement plans as of the date of a company’s fiscal year end. The Company adopted FASB Statement No. 158 as of the end of its fiscal year 2006, except for the requirement to measure the funded status of retirement benefit plans as of a company’s fiscal year end, which is effective for the Company’s fiscal year 2008. The Company does not expect the adoption in its fiscal year 2008 of the final requirement of FASB Statement No. 158 to change the measurement date for the funded status of the plan to the Company’s year end date to have a material impact on the Company’s consolidated results of operations or financial position.

The FASB issued FASB Statement No. 141R, “Business Combinations,” to replace FASB Statement No. 141 in December 2007. FASB Statement No. 141R establishes the principles and requirements for accounting for business combinations. Under the new standard, the acquirer must recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, primarily measured at their fair values as of the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled. Any acquisition related costs will be recognized separately from the acquisition and expensed as incurred. The Company will adopt FASB Statement No. 141R on a prospective basis for business combinations for which the acquisition date is on or after February 2, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies, which applies to all acquisitions, including those prior to February 2, 2009. Early adoption of FASB Statement No. 141R is

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

not permitted. The Company is currently evaluating the impact that the adoption of FASB Statement No. 141R will have on its consolidated results of operations and financial position.

The FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” in December 2007. FASB Statement No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB Statement No. 160 requires that a noncontrolling interest in a subsidiary be displayed in the consolidated statement of financial position as a separate component of equity and that consolidated net income include the net income attributable to any noncontrolling interest. The Company will adopt FASB Statement No. 160 prospectively as of the beginning of its fiscal year 2009. The Company does not expect the adoption of FASB Statement No. 160 to have any impact on its consolidated results of operations or financial position.

2.

ACQUISITION OF SUPERBA

The Company completed its acquisition of substantially all of the assets of Superba, Inc. (“Superba”), a privately-held manufacturer and distributor of neckwear in the United States and Canada on January 2, 2007. Prior to the acquisition, Superba had been licensing the ARROW trademark from the Company for use on and in connection with neckwear. The Company paid $113,262, including transaction expenses, in the fourth quarter of 2006. The amount paid by the Company at closing for the acquisition was subject to adjustment based on the difference between the average working capital and closing date working capital of the acquired business. The Company recorded adjustments to reduce the purchase price by $1,630 during 2007, including a payment from Superba for $1,102 based on the working capital adjustment. The Company is required to pay contingent purchase price payments to Superba if the earnings of the acquired business exceed certain targets in fiscal 2007, 2008 and 2009. The maximum payout that Superba can receive is $15,000, $25,000 and $30,000 with respect to earnings in fiscal 2007, 2008 and 2009, respectively. Any such contingent purchase price payments are payable 90 days after the applicable year end and are recorded as additions to goodwill. The Company expects to pay Superba $15,000 in fiscal 2008 based on the estimated 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business.

3.

ACQUISITION OF CMI

The Company acquired 100% of the issued and outstanding shares of Confezioni Moda Italia, S.r.l. (“CMI”) from Warnaco, Inc. (“Warnaco”) on January 30, 2008. Prior to the acquisition, CMI was the licensee of the Calvin Klein Collection apparel and accessories businesses under license agreements with the Company. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for the Company’s assuming ownership of CMI, Warnaco made a payment of $38,500 to the Company in fiscal 2008. Per the terms of the acquisition agreement, the Company will operate the Calvin Klein Collection businesses through 2012 and the amount paid to the Company will be subject to certain refund provisions if the Company were to cease operating the Calvin Klein Collection businesses prior to 2012. As such, the Company plans to amortize to income the amount received as earned based on the provisions of the agreement. As part of this transaction, the Company paid to Warnaco an amount in fiscal 2008 based on the net working capital of CMI as of the closing date. The payment due to Warnaco was estimated and recorded in 2007 at $20,573. The Company is in the process of finalizing the closing date valuation. As such, this amount is subject to adjustment. Also as part of the CMI transaction, the Company granted Warnaco certain new licenses and expanded certain existing license rights.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

4.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

	2007	2006

Land	$ 1,090	$ 1,179
Buildings and building improvements	35,287	31,064
Machinery, software and equipment	183,520	169,128
Furniture and fixtures	142,604	115,770
Shops within a store	13,970	10,481
Leasehold improvements	140,088	97,172
Property, plant and equipment, gross	516,559	424,794
Less: Accumulated depreciation	(284,531)	(252,754)
Property, plant and equipment, net	$232,028	$172,040

5.

GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of January 29, 2006	$ 9,946	$82,133	$107,920	$199,999
Acquisition of Superba, including related fees	40,343	-	-	40,343
Contingent purchase price payments to Mr. Calvin Klein	-	-	30,769	30,769
Balance as of February 4, 2007	50,289	82,133	138,689	271,111
Reduction in Superba purchase price	(1,630)	-	-	(1,630)
Contingent purchase price payment due to Superba	15,000	-	-	15,000
Contingent purchase price payments to Mr. Calvin Klein	-	-	37,520	37,520
Balance as of February 3, 2008	$63,659	$82,133	$176,209	$322,001

Contingent purchase price payments to Mr. Calvin Klein relate to the Company’s acquisition in February 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies (collectively, “Calvin Klein”). Such payments are based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands for 15 years from the date of purchase.

Contingent purchase price payments to Superba relate to the Company’s acquisition in January 2007 of substantially all of the assets of Superba. The Company is obligated to make such payments to Superba if the earnings of the acquired business exceed certain targets in fiscal 2007, 2008 and 2009. The maximum payout that Superba can receive is $15,000, $25,000 and $30,000 with respect to earnings in fiscal 2007, 2008 and 2009, respectively.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Intangible assets subject to amortization consisted of the following:

	Covenant Not to Compete
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of January 29, 2006	$600	$180	$420
Amortization	-	60	(60)
Balance as of February 4, 2007	600	240	360
Amortization	-	60	(60)
Balance as of February 3, 2008	$600	$300	$300

	Customer Relationships
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of January 29, 2006	$ -	$ -	$ -
Amount recorded related to Superba acquisition	35,507	-	35,507
Amortization	-	197	(197)
Balance as of February 4, 2007	35,507	197	35,310
Amortization	-	2,367	(2,367)
Balance as of February 3, 2008	$35,507	$2,564	$32,943

Customer relationships are being amortized over 15 years from the date of the Superba acquisition.

Amortization expense related to the Company’s intangible assets is expected to be $2,427 in each of the next five years.

Intangible assets not subject to amortization consisted of the following:

2007		2006

Tradenames	$621,135	$621,135
Perpetual license rights	86,000	86,000
Total	$707,135	$707,135

At the end of 2007 and 2006, accumulated amortization for other intangible assets was $2,864 and $437, respectively.

6.

SALE OF INVESTMENTS

Warnaco acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe on January 31, 2006. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company accounted for the investment in these entities under the cost method, and the investments had a carrying amount of $768 at the time of the sale. The Company received during 2006, $32,811 in cash proceeds from the sale of these entities, net of an amount held in escrow and associated fees. The sale resulted in a pre-tax gain of $32,043 in 2006, which was net of related fees, an amount held in escrow and the carrying value of the investments. The Company’s share of the cash proceeds that were being held in escrow represented security for indemnification of certain potential losses incurred by Warnaco, as well as other adjustments to the purchase price. During 2007, $3,335 was released to the

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Company from escrow. The Company recorded this release of escrow as an additional gain. The Company received in fiscal 2008 a distribution of $1,864 representing its share of the amount that remained in escrow, and will record the release of such amount as an additional gain.

7.

LONG-TERM DEBT

Long-term debt was as follows:

	2007	2006

7 1/4% senior unsecured notes due 2011	$150,000	$150,000
8 1/8% senior unsecured notes due 2013	150,000	150,000
7 3/4% debentures due 2023	99,552	99,538
Total	$399,552	$399,538

The Company issued $150,000 of senior unsecured notes due 2011 on February 28, 2004. The notes accrue interest at the rate of 7 1/4% per annum, which is payable semi-annually. The fair value of these notes on February 3, 2008, based on current market price, was approximately $149,250. Pursuant to the indenture governing the 7 1/4% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the notes.

The Company issued $150,000 of senior unsecured notes due 2013 on May 5, 2003. The notes accrue interest at the rate of 8 1/8% per annum, which is payable semi-annually. The fair value of these notes on February 3, 2008, based on current market price, was approximately $152,250. Pursuant to the indenture governing the 8 1/8% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the notes.

The Company issued $100,000 of 7 3/4% debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. Interest is payable semi-annually. The fair value of these debentures on February 3, 2008, based on current market price, was approximately $96,000. Pursuant to the indenture governing the debentures, the Company must maintain a certain level of stockholders’ equity in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the debentures.

The Company has a secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. The Company may, at its option, borrow and repay amounts up to a maximum of $325,000 under both the revolving credit borrowings and the issuance of letters of credit, which may be increased by the Company under certain conditions by up to $100,000, with a sublimit of $50,000 for standby letters of credit and with no sublimit on trade letters of credit. Advances under the credit agreement are also limited to a borrowing base consisting of specified percentages of eligible categories of assets. Borrowing spreads and letters of credit fees are based on spreads above LIBOR and other available interest rates, with the spreads changing based upon a pricing grid. For example, revolving credit spreads range from 0 to 12.5 basis points over prime on prime rate loans, 100.0 to 162.5 basis points over LIBOR on LIBOR rate loans and 40.0 to 50.0 basis points on outstanding trade letters of credit. All outstanding borrowings and letters of credit under this credit facility are due July 10, 2012. As of February 3, 2008 and February 4, 2007, the Company had no borrowings under this facility. As of February 3, 2008 and February 4, 2007, the Company had $107,920 and $120,327 outstanding letters of credit under this facility, respectively.

In connection with the revolving credit facility, the 7 3/4% debentures due 2023 and the Company’s obligation to pay contingent purchase price payments to Mr. Calvin Klein (as further discussed in Note 5, “Goodwill and Other Intangible Assets”), substantially all of the Company’s assets have been pledged as collateral.

Interest paid was $31,972 (2007), $32,415 (2006) and $32,507 (2005).

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

In addition to the defined benefit pension plans described above, the Company has a capital accumulation program (“CAP Plan”) which is an unfunded non-qualified supplemental defined benefit plan covering 22 current and retired executives. Under the individual participants’ CAP Plan agreements, the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the CAP Plan for at least 10 years and has attained age 55.

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

Following is a reconciliation of the changes in the projected benefit obligation (pension plans) and the accumulated benefit obligation (CAP Plan and postretirement plan) for each of the last two years:

	Pension Plans		CAP Plan		Postretirement Plan
	2007	2006	2007	2006	2007	2006

Beginning of year	$242,917	$232,535	$16,776	$17,047	$24,115	$28,571
Service cost	7,528	6,754	184	178	-	-
Interest cost	14,476	13,873	1,005	969	1,395	1,399
Settlement payments	-	(5,022)	-	-	-	-
Special termination benefits	-	723	-	-	-	242
Benefit payments	(10,480)	(9,794)	(1,127)	(1,095)	-	-
Benefit payments, net of
retiree contributions	-	-	-	-	(2,338)	(2,038)
Medicare subsidy	-	-	-	-	124	-
Actuarial loss (gain)	(19,208)	4,021	(1,948)	(323)	(835)	(8)
Plan amendments	(626)	(173)	-	-	-	(4,051)
End of year	$234,607	$242,917	$14,890	$16,776	$22,461	$24,115

The actuarial gain in 2007 was principally due to an increase in discount rates.

Settlement payments in 2006 relate to the Company’s supplemental pension plan and resulted principally from the departure of Mark Weber, the Company’s former Chief Executive Officer. The special termination benefits related to the pension plans in 2006 resulted from the closure of the Company’s manufacturing facility located in Ozark, Alabama.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Following is a reconciliation of the fair value of the assets held by the Company’s pension plans for each of the last two years:

	2007	2006

Beginning of year	$230,207	$165,860
Actual return, net of plan expenses	13,659	29,007
Benefit payments	(10,480)	(9,794)
Settlement payments	-	(5,022)
Company contributions	644	50,156
End of year	$234,030	$230,207

Following is a reconciliation of the projected benefit obligation (pension plans) and the accumulated benefit obligation (CAP Plan and postretirement plan) at the end of each of the last two years to the amounts recognized on the Company’s Consolidated Balance Sheets:

	Pension Plans		CAP Plan		Postretirement Plan
	2007	2006	2007	2006	2007	2006

Benefit obligation	$ 234,607	$ 242,917	$14,890	$16,776	$22,461	$24,115
Employer contributions made after December 31	(162)	(475)	-	-	(205)	(182)
Plan assets at fair value	(234,030)	(230,207)	-	-	-	-
Net liability recognized on balance sheet	$ 415	$ 12,235	$14,890	$16,776	$22,256	$23,933

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		CAP Plan		Postretirement Plan
	2007	2006	2007	2006	2007	2006

Non-current assets	$19,475	$ 5,093	$ -	$ -	$ -	$ -
Current liabilities	2,103	2,395	1,296	1,135	2,462	2,448
Non-current liabilities	17,787	14,933	13,594	15,641	19,794	21,485
Net liability recognized on balance sheet	$ 415	$12,235	$14,890	$16,776	$22,256	$23,933

Pre-tax amounts in accumulated other comprehensive loss that, as of the end of each applicable fiscal year, had not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Plans		CAP Plan		Postretirement Plan
	2007	2006	2007	2006	2007	2006

Prior service credit (cost)	$ 424	$ (303)	$ -	$ -	$ 6,408	$ 7,225
Net (loss)/gain	(30,866)	(51,681)	1,083	(865)	(5,088)	(6,311)
Total	$(30,442)	$(51,984)	$1,083	$(865)	$ 1,320	$ 914

Pre-tax amounts in accumulated other comprehensive loss as of February 3, 2008 expected to be recognized as components of net periodic benefit cost in fiscal 2008 were as follows:

	Pension Plans	CAP Plan	Postretirement Plan

Prior service credit (cost)	$ (35)	$ -	$ 817
Net (loss)/gain	(1,508)	88	(288)
Total	$(1,543)	$ 88	$ 529

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

	2007	2006

United States equities	53%	55%
International equities	23%	22%
Fixed income investments	24%	23%
Total	100%	100%

The aggregate accumulated benefit obligation for all of the Company’s six pension plans was $220,175 and $227,682 at the end of 2007 and 2006, respectively.

Certain of the Company’s pension plans, including the unfunded supplemental pension plan, have projected and accumulated benefit obligations in excess of plan assets as follows:

	2007	2006

Number of plans with projected benefit obligations
in excess of plan assets	1	2
Aggregate projected benefit obligation	$20,052	$21,841
Aggregate fair value of related plan assets	$ -	$ 4,038

Number of plans with accumulated benefit obligations
in excess of plan assets	1	1
Aggregate accumulated benefit obligation	$15,690	$13,921
Aggregate fair value of related plan assets	$ -	$ -

The aggregate projected and accumulated benefit obligations in excess of the fair value of plan assets for 2007 relate to, and for 2006 relate principally to, the Company’s unfunded supplemental pension plan.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

The components of net benefit cost and other pre-tax amounts recognized in other comprehensive (income) loss in each of the last three years were as follows:

Net Periodic Benefit Cost Recognized in Selling, General and Administrative Expenses

	Pension Plans			CAP Plan			Postretirement Plan
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost, including plan
expenses	$ 7,728	$ 6,953	$ 6,215	$ 184	$ 178	$ 176	$ -	$ -	$ -
Interest cost	14,476	13,873	13,105	1,005	969	1,116	1,395	1,399	1,698
Amortization of net loss	5,099	5,331	8,455	-	-	-	388	421	400
Expected return on plan assets	(17,351)	(15,510)	(13,155)	-	-	-	-	-	-
Amortization of prior service cost
(credit)	100	331	1,567	-	-	-	(817)	(817)	(444)
Settlement loss	-	2,253	3,949	-	-	155	-	-	-
Special termination benefits	-	723	432	-	-	598	-	242	211
Total	$10,052	$13,954	$20,568	$1,189	$1,147	$2,045	$ 966	$1,245	$1,865

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss

	Pension Plans			CAP Plan			Postretirement Plan
	2007			2007			2007

Actuarial gain	$(15,717)			$(1,948)			$(835)
Prior service credit	(626)			-			-
Amortization of prior service credit
(cost)	(100)			-			817
Amortization of net loss	(5,099)			-			(388)
Total recognized in other
comprehensive (income) loss	$(21,542)			$(1,948)			$(406)

Total recognized in net periodic
benefit cost and other
comprehensive (income) loss	$(11,490)			$ (759)			$ 560

The settlement loss in 2006 resulted principally from the departure of Mark Weber, the Company’s former Chief Executive Officer. The settlement loss in 2005 resulted principally from the retirement of Bruce J. Klatsky, the Company’s former Chairman and Chief Executive Officer.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Currently, the Company does not expect to make any material contributions to its pension plans in fiscal 2008. Following are expected benefit payments associated with the Company’s pension plans and CAP Plan, and expected benefit payments, net of retiree contributions, associated with the Company’s postretirement plan:

			Postretirement Plan
			Excluding Medicare	Expected Medicare
	Pension Plans	CAP Plan	Subsidy Receipts	Subsidy Receipts

2008	$12,601	$1,296	$ 2,627	$165
2009	12,857	1,393	2,684	166
2010	13,205	1,539	2,675	163
2011	13,860	1,582	2,638	158
2012	15,568	1,603	2,480	151
2013-2017	88,550	8,374	10,031	606

The health care cost trend rate assumed for fiscal 2008 is 8.0% and is assumed to decrease by 0.5% per year through 2014. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2007 and on the accumulated postretirement benefit obligation at February 3, 2008 would be as follows:

	1% Increase	1% Decrease

Impact on service and interest cost	$ 105	$ (93)
Impact on year-end accumulated postretirement benefit obligation	$1,699	$(1,522)

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2007	2006	2005

Discount rate	6.78%	6.06%	5.92%
Rate of increase in compensation levels (applies to pension plans only)	4.29%	4.20%	4.00%
Long-term rate of return on assets (applies to pension plans only)	8.25%	8.25%	8.25%

To develop the expected weighted average long-term rate of return on assets assumption, the Company considered the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The Company has a savings and retirement plan and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. Matching contributions were $5,982 (2007), $4,412 (2006) and $4,388 (2005).

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

9.

INCOME TAXES

Income taxes consisted of:

	2007	2006	2005
Federal:
Current	$100,534	$40,355	$ 9,649
Deferred	(4,049)	40,711	47,340
State, foreign and local:
Current	15,364	8,648	5,061
Deferred	(347)	3,490	4,531
Total	$111,502	$93,204	$66,581

Taxes paid were $92,220 (2007), $51,376 (2006) and $10,600 (2005).

The approximate tax effects of items giving rise to the deferred income tax liability recognized on the Company’s Consolidated Balance Sheets were as follows:

	2007	2006

Depreciation and amortization	$ (12,734)	$ (13,494)
Employee compensation and benefits	23,043	10,213
Tax loss and credit carryforwards	6,490	8,224
Tax benefit on items in accumulated other comprehensive loss	10,655	19,735
Book versus tax basis difference related to identifiable intangible
assets	(231,800)	(231,800)
Acquisition costs	(10,986)	(43,175)
Other, net	(2,753)	1,484
Subtotal	(218,085)	(248,813)
Valuation allowance for state net operating loss carryforwards	(4,320)	(5,540)
Total	$(222,405)	$(254,353)

Included in the tax loss and credit carryforwards at the end of 2007 are an aggregate of approximately $292,298 of state net operating loss carryforwards and federal net operating loss carryforwards of $1,797. The carryforwards expire principally between fiscal 2008 and 2011.

A reconciliation of the statutory Federal income tax to the income tax expense follows:

	2007	2006	2005

Statutory 35% Federal tax	$103,187	$86,952	$62,394
State and local income taxes, net of Federal
income tax benefit	4,733	4,443	4,122
Interest and penalties on unrecognized tax positions	2,570	-	-
Other, net	1,012	1,809	65
Income tax expense	$111,502	$93,204	$66,581

The domestic and foreign components of income before provision for income taxes were as follows:

	2007	2006	2005

Domestic	$294,821	$248,547	$184,090
Foreign	-	(114)	(5,821)
Total	$294,821	$248,433	$178,269

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

The Company adopted the provisions of FIN 48 in the first quarter of 2007. As a result of the implementation of FIN 48, the Company increased its liability for unrecognized tax benefits by $4,884, inclusive of interest and penalties, which was accounted for as a reduction to the Company’s beginning balance of retained earnings for first quarter of 2007. In addition, the Company reclassified $48,955 from taxes payable and deferred tax liabilities to a liability for unrecognized tax benefits in the first quarter of 2007. The Company records its liability for unrecognized tax benefits principally in Other Liabilities on the Company’s Consolidated Balance Sheet.

Upon adoption of FIN 48, the Company elected to classify any interest and penalties related to unrecognized tax benefits in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Income Statement for 2007 totaled $2,570. Interest and penalties accrued in the Company’s Consolidated Balance Sheet as of February 3, 2008 totaled $4,570.

Unrecognized tax benefit activity for the year was as follows:

Balance at February 4, 2007	$56,115
Increases related to prior year tax positions	769
Decreases related to prior year tax positions	(756)
Increases related to current year tax positions	17,139
Settlements	-
Lapse of statute of limitations	(1,301)
Balance at February 3, 2008	$71,966

If the total amount of unrecognized tax benefits was recognized, $70,024 of this amount would reduce the effective tax rate and $1,942 of this amount would reduce goodwill under current accounting provisions.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations has expired for United States Federal, foreign, state and local income tax returns filed by the Company for years through 2003.

The Company currently expects that the amount of unrecognized tax benefits will increase in the next 12 months. However, the Company does not expect any such increase to have a significant impact on the Company’s consolidated results of operations or financial position.

10.

STOCKHOLDERS’ EQUITY

Share Repurchase Program

The Company’s Board of Directors authorized the Company to repurchase up to $200,000 of the Company’s outstanding common stock on November 30, 2007. The Board’s authorization was effective through the end of fiscal 2008 and permitted the Company to effect the purchases through open market purchases, privately negotiated transactions, including accelerated and guaranteed share repurchase agreements, and other means. The Company purchased 5,218 shares of common stock in the open market during the fourth quarter of 2007, at a total cost, excluding commission fees, of $199,998 under the repurchase program. Commission fees totaled approximately $104 and were added to the cost of the treasury shares repurchased. Cash was used to fund all purchases and all of the shares repurchased under the authorization were placed into treasury. As of February 3, 2008, the Company deemed this share repurchase program to have been completed.

Common Stock Dividends

During each of 2007, 2006 and 2005, the Company paid four $0.0375 per share cash dividends on its common stock.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Warrant

The Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share in connection with the Company’s acquisition of Calvin Klein in 2003. Such warrant remained outstanding as of February 3, 2008.

11.

STOCK-BASED COMPENSATION

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) was approved at the Company’s Annual Meeting of Stockholders held in June 2006. The 2006 Plan replaced the Company’s existing 1997, 2000 and 2003 Stock Option Plans. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of such approval, other than with respect to outstanding options under those plans, which will continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock-based compensation transactions are primarily funded with the issuance of new shares of the Company’s common stock.

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

Through February 3, 2008, the Company has granted service-based NQs and RSUs, as well as contingently issuable performance shares under the 2006 Plan. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, an issuance of a stock option is counted as one share and an issuance of an RSU or performance share is counted as three shares. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006). The award agreements for options and RSUs granted under the 2006 plan generally provide for accelerated vesting upon the participant’s retirement (as defined in the 2006 Plan). The maximum term of options granted under the 2006 Plan is ten years.

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

The Company adopted FASB Statement No. 123R in the first quarter of 2006. FASB Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. Prior to 2006, the Company accounted for its stock options under the intrinsic value method of APB Opinion No. 25. Under APB Opinion No. 25, the Company did not recognize compensation expense because the exercise price of the Company’s stock options equaled the market price of the Company’s common stock on the date of grant.

Net income for 2007 and 2006 included $9,631 and $6,862, respectively, of pre-tax expense related to stock-based compensation. Net income for 2005 did not include compensation expense related to stock awards.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Merton model. The estimated fair value of the options, net of estimated forfeitures, is amortized to expense on a straight-line basis over the options’ vesting period. At February 3, 2008, there was $9,481 of unrecognized pre-tax compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.5 years.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted in each year:

	2007	2006	2005

Weighted average risk-free interest rate	4.69%	4.72%	4.13%
Weighted average expected option life	6.3 Years	6.0 Years	6.0 Years
Weighted average expected volatility	33.3%	32.4%	25.9%
Expected annual dividends per share	$ 0.15	$ 0.15	$ 0.15
Weighted average estimated fair
value per share of options granted	$24.08	$15.27	$10.08

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

Service-based stock option activity for the year was as follows:

		Range of Exercise			Weighted Average
	Options	Prices Per Option			Price Per Option

Outstanding at February 4, 2007	3,791	$ 7.38	-	$50.17	$25.15
Granted	229	$55.92	-	$60.35	$58.71
Exercised	656	$ 7.38	-	$37.59	$19.15
Cancelled	28	$12.34	-	$60.35	$34.95
Outstanding at February 3, 2008	3,336	$ 9.13	-	$60.35	$28.55
Exercisable at February 3, 2008	1,883	$ 9.13	-	$50.17	$22.65

The aggregate grant date fair value of service-based options granted during 2007, 2006 and 2005 was $5,507, $8,410 and $17,458, respectively.

The aggregate grant date fair value of service-based options that vested during 2007, 2006 and 2005 was $7,099, $10,175 and $3,825, respectively.

At February 3, 2008, the aggregate intrinsic value of options issued and outstanding was $48,718 and the aggregate intrinsic value of options exercisable was $38,606. The aggregate intrinsic value of service-based options exercised was $25,493, $26,254 and $41,436 in 2007, 2006 and 2005, respectively.

The weighted average remaining contractual life of options outstanding and options exercisable at February 3, 2008 was 6.6 and 5.7 years, respectively.

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

RSU activity for the year was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 4, 2007	-	$ -
Granted	159	56.09
Vested	-	-
Cancelled	4	53.94
Non-vested at February 3, 2008	155	$56.16

The aggregate grant date fair value of RSUs granted during 2007 was $8,935. There were 0 RSUs vested at February 3, 2008.

At February 3, 2008, there was $5,605 of unrecognized pre-tax compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 3.2 years.

Certain of the Company’s executive officers received contingently issuable performance share awards during 2007, subject to a performance period of two years. Additionally, all of the Company’s executive officers received contingently issuable performance share awards during 2007, subject to a performance period of three years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and improvement in return on equity during the applicable performance cycle. Depending on the level of objectives achieved, up to a total number of 13 shares will be issued for the two-year performance period and up to 69 shares for the three-year performance period. The Company records expense for the contingently issuable performance shares ratably based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the year was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 4, 2007	-	$ -
Granted	82	53.53
Vested	-	-
Cancelled	-	-
Non-vested at February 3, 2008	82	$53.53

The aggregate grant date fair value of performance shares granted during 2007 was $4,341. There were no performance shares vested at February 3, 2008.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

At February 3, 2008, based on the Company’s current estimate of the most likely number of shares that will ultimately be issued, there was $1,857 of unrecognized pre-tax compensation expense related to non-vested performance shares, which is expected to be recognized over a weighted average period of 1.9 years.

The Company made grants in 2004 of 1,750 performance-based NQs to Bruce J. Klatsky, the Company’s former Chairman and Chief Executive Officer. The options were granted with an exercise price of $18.75. The options had a seven-year duration and vesting was partly contingent upon a 20-day average stock price of the Company’s common stock. When the Company’s 20-day average stock price reached $22.50, 50% of the options vested. When the Company’s 20-day average stock price reached $25.00, 75% of the options vested. When the Company’s 20-day average stock price reached $27.50, 100% of the options vested. If these targets had not been achieved, the options would have fully vested six years after the date of grant. During 2004, 406 of the 1,750 performance-based NQs issued to Mr. Klatsky were exercised, leaving 1,344 options outstanding. 907 of such stock options were exercisable at January 30, 2005. During 2005, the remaining 1,344 of these stock options were exercised, with an aggregate intrinsic value of $12,043. Of these, 437 vested during 2005, with an aggregate grant date fair value of $1,818.

The Company receives a tax deduction for certain stock-based compensation transactions. For 2007 and 2006, such tax deductions related only to the exercise of certain stock options. Prior to the adoption of FASB Statement No. 123R, the Company reported tax benefits resulting from the exercise of stock options as operating cash flows in its Consolidated Statements of Cash Flows. In accordance with FASB Statement No. 123R, the Company now reports excess tax benefits, if any, as financing cash flows. The actual income tax benefits realized from stock-based compensation transactions were $7,656 and $10,275, in 2007 and 2006, respectively. Of those amounts, $6,261 and $6,164, respectively, were reported as excess tax benefits from stock option exercises in financing cash flows, with no comparable amount in 2005. Excess tax benefits arise when the actual tax benefit resulting from a stock option exercise or RSU or performance share vesting exceeds the tax benefit associated with the grant date fair value of the related stock option.

Total stock awards available for grant at February 3, 2008 amounted to 2,899 shares.

12.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the detail of accumulated other comprehensive loss, net of related taxes:

	2007	2006

Retirement liability adjustment	$(17,384)	$(32,200)
Total	$(17,384)	$(32,200)

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

At February 3, 2008, minimum annual rental commitments under non-cancelable operating leases were as follows:

2008	$105,649
2009	89,236
2010	71,534
2011	54,597
2012	42,431
Thereafter	199,360
Total minimum lease payments	$562,807

The Company’s retail store leases represent $275,404 of the total minimum lease payments. The Company’s administrative offices and showrooms located in New York, New York represent $132,643 of the total minimum lease payments. The Company’s corporate, finance and retail administrative offices located in Bridgewater, New Jersey represent $72,684 of the total minimum lease payments. The Company’s Calvin Klein administrative offices and showrooms represent $52,095 of the total minimum lease payments.

At February 3, 2008, aggregate future minimum rentals to be received under non-cancelable subleases were $3,734.

Rent expense was as follows:

	2007	2006	2005

Minimum	$105,307	$ 89,085	$ 87,373
Percentage and other	21,244	18,944	14,192
Less: Sublease rental income	(2,196)	(2,038)	(1,907)
Total	$124,355	$105,991	$99,658

14.

ASSET IMPAIRMENTS, ACTIVITY EXIT COSTS AND OTHER CHARGES

Asset Impairments

The level of profitability in certain of the Company’s outlet retail stores was an impairment indicator, which caused the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in certain of these stores were not recoverable and recorded impairments of $1,331, $2,464 and $589 in 2007, 2006 and 2005, respectively. These determinations were made by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. Since the long-lived assets in certain stores were deemed not recoverable, the net book value of the long-lived assets in excess of the fair value was written off. Fair value was estimated based on the net present value of the future cash flows expected from these stores. The impairment charges were included in selling, general and administrative expenses, principally in the Retail Apparel and Related Products segment.

During 2007, the Company recognized an impairment charge of $396 related to capitalized software and development costs. The impairment resulted from management’s decision to permanently discontinue the use of one of its software systems. The Company ceased use of the software during January 2008. As such, a fair value of zero was determined to apply to this long-lived asset and the impairment recorded was equal to the net book value of the long-lived asset. The impairment charge was included in selling, general and administrative expenses in Other and Corporate expenses.

During 2005, Federated Department Stores, Inc. (now known as Macy’s, Inc. (“Macy’s”)) acquired The May Department Stores Company. Macy’s closed certain of the combined entity’s stores subsequent to the acquisition. Since the Company had identifiable long-lived assets consisting of shops within stores (fixtures located in third party customer locations) in certain of the stores that were closed, this was an impairment indicator, which caused

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

the Company to evaluate whether the net book value of these long-lived assets was recoverable. The Company determined that the long-lived assets in these stores were not recoverable and recorded impairments of $116 and $443 in 2006 and 2005, respectively. Since the long-lived assets related to closed stores, there were deemed to be no future cash flows associated with these assets. Therefore a fair value of zero was determined to apply to the long-lived assets in these locations. As such, the impairment recorded was equal to the net book value of the long-lived assets in these stores. These amounts are included in selling, general and administrative expenses of the Wholesale Sportswear and Related Products segment.

Activity Exit Costs

During 2006, the Company closed its manufacturing facility located in Ozark, Alabama. This decision was based on the competitive environment in the apparel industry in which the Company operates and the expiration of import quotas in 2005. The actions related to the exit plan were completed in the second quarter of 2006. Costs associated with closing the facility were incurred in 2006 as follows:

Severance and termination benefits	$ 8,767
Long-lived asset impairments	988
Facility closing and other costs	1,539
Total	$11,294

As of February 3, 2008, substantially all of these costs had been paid. The costs associated with closing the facility are included in selling, general and administrative expenses of the Wholesale Dress Furnishings segment.

Other Charges

On February 27, 2006, the Company announced that Mark Weber, who had been the Chief Executive Officer of the Company, was leaving the Company effective February 27, 2006 by agreement with the Company’s Board of Directors. Severance and other separation costs of $10,535 were recorded in 2006 in connection with the departure of Mr. Weber. These costs are included in selling, general and administrative expenses in Other and Corporate Expenses.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

15.

NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	2007	2006	2005

Net income	$183,319	$155,229	$111,688
Less:
Preferred stock dividends on convertible stock	-	-	12,918
Preferred stock dividends on converted stock	-	3,230	2,051
Inducement payments and offering costs	-	10,948	14,205
Net income available to common stockholders
for basic net income per common share	$183,319	$141,051	$ 82,514

Add back preferred stock dividends on convertible stock	-	-	12,918
Net income available to common stockholders
for diluted net income per common share	$183,319	$141,051	$ 95,432

Weighted average common shares outstanding
for basic net income per common share	55,695	52,110	38,297
Weighted average impact of dilutive securities	1,246	1,275	1,803
Weighted average impact of dilutive warrant	141	98	29
Weighted average impact of assumed convertible preferred
stock conversion	-	-	11,566
Total shares for diluted net income per common
share	57,082	53,483	51,695

Basic net income per common share	$ 3.29	$ 2.71	$ 2.15
Diluted net income per common share	$ 3.21	$ 2.64	$ 1.85

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

The holders of the Company’s Series B convertible preferred stock completed a voluntary conversion of a portion of such stock into 7,344 shares of the Company’s common stock during the second quarter of 2005. Such shares of common stock were subsequently sold in a registered offering by the holders. In connection with these transactions, the Company made an inducement payment to the preferred stockholders of $1.75 for each share of common stock sold, or an aggregate of $12,853. The inducement payment was based on the net present value of the dividends that the Company would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that the Company would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In addition, the Company incurred certain costs, totaling $1,352, specifically related to the registered common stock offering.

The holders of the Series B convertible preferred stock completed a voluntary conversion of all of the remaining outstanding shares of Series B convertible preferred stock into 11,566 shares of the Company’s common stock during the second quarter of 2006. The holders sold 10,057 of such shares in a registered common stock offering. In connection with the conversion, the Company made an inducement payment to the preferred stockholders of $0.88

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

for each share of common stock received upon conversion, or an aggregate of $10,178. The inducement payment was based on the net present value of the dividends that the Company would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that the Company would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred stock was convertible. In addition, the Company incurred certain costs, totaling $770, specifically related to the registered common stock offering.

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

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	2007	2006	2005

Weighted average antidilutive securities	357	143	186

According to FASB Statement No. 128, “Earnings per Share,” contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per common share for that period. The Company granted contingently issuable performance shares during the first quarter of 2007 that did not meet the performance conditions as of February 3, 2008 and, therefore, were excluded from the calculation of diluted net income per common share for the year ended February 3, 2008. The maximum number of potentially dilutive shares that could be issued upon vesting is 82. These contingently issuable performance shares were also excluded from the computation of weighted average antidilutive securities.

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

16.

NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Investing Activities section of the Consolidated Statement of Cash Flows for the year ended February 3, 2008 was a payment of $20,573 in connection with the Company’s acquisition of CMI, as the payment in connection with the acquisition did not take place until fiscal 2008. Please see Note 3, “Acquisition of CMI.”

Omitted from the Investing Activities section of the Consolidated Statement of Cash Flows for the year ended February 3, 2008 was an estimated $15,000 contingent purchase price payment to Superba for 2007, which will not be paid until 90 days subsequent to the Company’s 2007 year end. Please see Note 2, “Acquisition of Superba.”

Omitted from the Investing Activities section of the Consolidated Statement of Cash Flows for the year ended February 3, 2008 were capital expenditures of $7,810, principally associated with several Calvin Klein specialty retail stores, which will not be paid until fiscal 2008.

Omitted from the Financing Activities section of the Consolidated Statement of Cash Flows for the year ended January 29, 2006 was a decrease in Series B convertible preferred stock of $102,820, an increase in common stock of $7,302, an increase in additional capital of $94,870 and a decrease in treasury stock of $648 associated with the conversion of a portion of the Company’s Series B convertible preferred stock. Please see Note 15, “Net Income Per Common Share.”

Omitted from the Financing Activities section of the Consolidated Statement of Cash Flows for the year ended February 4, 2007 was a decrease in Series B convertible preferred stock of $161,926, an increase in common stock of $11,566 and an increase in additional capital of $150,360 associated with the conversion of all of the remaining outstanding shares of the Series B convertible preferred stock. Please see Note 15, “Net Income Per Common Share.”

17.

SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments:  (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - The Company aggregates its wholesale dress shirt and neckwear divisions into the Wholesale Dress Furnishings segment. The Company’s wholesale dress shirt division derives revenue primarily from marketing dress shirts under the brand names Van Heusen, IZOD, Eagle, Geoffrey Beene, ARROW, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud and MICHAEL Michael Kors. The Company began marketing neckwear at wholesale in the fourth quarter of 2006 upon the acquisition of the assets of Superba. The Company’s neckwear division derives revenue primarily from marketing neckwear under the brand names ARROW, IZOD, Calvin Klein, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar and Jones New York. The Company markets its wholesale dress shirt and neckwear brands, as well as various private label brands, to department, mid-tier department and specialty stores

Wholesale Sportswear and Related Products Segment - The Company aggregates its wholesale sportswear divisions into the Wholesale Sportswear and Related Products segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW and Calvin Klein and women’s sportswear under the brand name IZOD (beginning in the second quarter of 2007) to department, mid-tier department and specialty stores.

Retail Apparel and Related Products Segment - The Company aggregates its Van Heusen, Izod, Geoffrey Beene and Calvin Klein retail divisions into the Retail Apparel and Related Products segment. This segment derives revenue principally from operating retail stores, primarily in the outlet channel of distribution, which sell apparel

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene and Calvin Klein. This segment also derives revenue from selling Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price retail store located in New York City. In 2005, this division also included sales from the Company’s Calvin Klein Collection stores located in Dallas and Paris, which the Company closed at the end of 2005. Beginning in 2007, this segment also derives revenue from the Company’s Calvin Klein specialty retail stores located in premier malls in the United States.

Retail Footwear and Related Products Segment - This segment represents the Company’s Bass retail division. This division derives revenue principally from operating retail stores, primarily in the outlet channel of distribution, which sell footwear, apparel, accessories and related products under the brand names Bass and G.H. Bass & Co.

Calvin Klein Licensing Segment - The Company aggregates its Calvin Klein licensing and advertising divisions into the Calvin Klein Licensing segment. This segment derives revenue from licensing and similar arrangements worldwide relating to the use by third parties of the brand names Calvin Klein Collection, ck Calvin Klein and Calvin Klein for a broad array of products and retail services.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

The following tables present summarized information by segment:

2007	2006	2005

Revenue - Wholesale Dress Furnishings
Net sales	$ 524,665	$ 371,429	$ 394,670
Royalty revenue	6,243	6,751	6,539
Advertising and other revenue	2,683	1,962	1,300
Total	533,591	380,142	402,509

Revenue - Wholesale Sportswear and Related Products
Net sales	630,875	557,608	494,062
Royalty revenue	10,630	11,350	11,546
Advertising and other revenue	3,710	4,458	4,412
Total	645,215	573,416	510,020

Revenue - Retail Apparel and Related Products
Net sales	690,700	639,369	556,355
Royalty revenue	7,699	7,712	7,387
Total	698,399	647,081	563,742

Revenue - Retail Footwear and Related Products
Net sales	281,481	280,766	252,167
Royalty revenue	110	642	700
Advertising and other revenue	1,082	-	-
Total	282,673	281,408	252,867

Revenue - Calvin Klein Licensing
Royalty revenue	189,743	155,881	132,632
Advertising and other revenue	75,554	52,720	47,078
Total	265,297	208,601	179,710

Total Revenue
Net sales	2,127,721	1,849,172	1,697,254
Royalty revenue	214,425	182,336	158,804
Advertising and other revenue	83,029	59,140	52,790
Total(1)	$2,425,175	$2,090,648	$1,908,848

Operating income - Wholesale Dress Furnishings	$ 76,654	$ 35,860(2)	$ 54,549

Operating income - Wholesale Sportswear and Related Products	82,854	86,268	81,024

Operating income - Retail Apparel and Related Products	58,538	62,030	27,710

Operating income - Retail Footwear and Related Products	23,205	20,897	10,760

Operating income - Calvin Klein Licensing	128,868(3)	125,090(3)	74,751

Other and Corporate Expenses(4)	58,289	64,839	41,948

Income before interest and taxes	$ 311,830	$ 265,306	$ 206,846

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

(1)

No single customer accounted for greater than 10% of the Company’s revenue in 2007. In 2005, Macy’s acquired The May Department Stores Company. The combined company accounted for 11.4% and 13.7% of the Company’s revenue in 2006 and 2005, respectively. This revenue is reported in the Wholesale Dress Furnishings and the Wholesale Sportswear and Related Products segments.

(2)

Operating income for the Wholesale Dress Furnishings segment in 2006 includes $11,294 of costs associated with closing the Company’s manufacturing facility in Ozark, Alabama.

(3)

Operating income for the Calvin Klein Licensing segment in 2006 includes a gain of $32,043 associated with the sale by a subsidiary of the Company of minority interests in certain entities that operate various Calvin Klein jeans and sportswear businesses in Europe and Asia. Operating income for the Calvin Klein Licensing Segment for 2007 includes a gain of $3,335 associated with the release of cash held in escrow in connection with such sale.

(4)

Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, beginning in 2006, the Company includes all stock-based compensation expenses in corporate expenses. Other and Corporate expenses in 2006 include $10,535 of severance and related costs resulting from the departure of Mark Weber, the Company’s former Chief Executive Officer.

Intersegment transactions consist of transfers of inventory principally between the Wholesale Dress Furnishings segment and the Retail Apparel and Related Products segment. These transfers are recorded at cost plus a standard mark up percentage. Such mark up percentage is eliminated in the Retail Apparel and Related Products segment.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

	2007	2006	2005
Identifiable Assets
Wholesale Dress Furnishings	$ 290,468	$ 247,303	$ 139,946
Wholesale Sportswear and Related Products	300,734	272,586	272,670
Retail Apparel and Related Products	239,747	204,113	176,570
Retail Footwear and Related Products	72,273	57,223	55,260
Calvin Klein Licensing	770,123	714,848	689,852
Other and Corporate	499,049	517,272	430,750
Total	$2,172,394	$2,013,345	$1,765,048
Depreciation and Amortization
Wholesale Dress Furnishings	$ 7,128	$ 3,182	$ 3,737
Wholesale Sportswear and Related Products	8,199	5,833	6,781
Retail Apparel and Related Products	17,908	16,145	13,288
Retail Footwear and Related Products	5,880	5,361	5,366
Calvin Klein Licensing	2,321	2,153	1,861
Other and Corporate	5,154	5,228	4,448
Total	$ 46,590	$ 37,902	$ 35,481
Identifiable Capital Expenditures(1)
Wholesale Dress Furnishings	$ 9,451	$ 3,108	$ 2,782
Wholesale Sportswear and Related Products	13,723	6,680	6,271
Retail Apparel and Related Products	53,638	23,210	20,534
Retail Footwear and Related Products	11,189	8,183	3,607
Calvin Klein Licensing	4,188	1,714	1,279
Other and Corporate	10,370	3,266	2,970
Total	$ 102,559	$ 46,161	$ 37,443

(1)

Capital expenditures in 2007 include $7,810 of accruals which will not be paid until fiscal 2008.

Assets related to the Company’s segments are principally located in the United States.

Revenue for all segments occurred principally in the United States, except for the Calvin Klein Licensing segment, which occurred as follows:

	2007	2006	2005

Domestic	$111,734	$ 91,784	$ 84,284
Foreign	153,563	116,817	95,426
Total	$265,297	$208,601	$179,710

18.

OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed is $500. The guarantee expires on January 31, 2009.

The Company has guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of February 3, 2008 is approximately $4,700 which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $3,000 as of February 3, 2008, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Included in selling, general and administrative expenses on the Company’s Consolidated Income Statements are foreign currency transaction gains of $123 (2007), gains of $249 (2006) and losses of $78 (2005).

Included in accrued expenses on the Company’s Consolidated Balance Sheets are certain incentive compensation costs of $21,693 and $21,909 as of February 3, 2008 and February 4, 2007, respectively and certain wholesale sales allowance accruals of $34,001 and $27,202 as of February 3, 2008 and February 4, 2007, respectively.

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

PHILLIPS-VAN HEUSEN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

(In thousands, except per share data)

The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods (except the fourth quarter of 2006, which included fourteen weeks) of the fiscal years presented:

	1st Quarter		2nd Quarter		3rd Quarter	4th Quarter
	2007(1)	2006(2)	2007	2006(3)	2007	2006	2007	2006

Total revenue	$591,906	$506,438	$552,376	$458,928	$696,370	$568,261	$584,523	$557,021
Gross profit	292,573	242,724	277,453	227,147	328,608	280,381	292,353	279,612
Net income	53,006	48,745	39,100	28,953	60,879	50,773	30,334	26,758

Basic net income
per common share	0.95	1.05	0.69	0.33	1.08	0.92	0.56	0.48

Diluted net income
per common share	0.92	0.87	0.68	0.33	1.05	0.89	0.55	0.47

Price range of common
stock per share
High	60.70	41.04	62.19	41.50	58.57	47.12	45.35	56.46
Low	48.96	32.82	50.12	32.21	44.32	33.89	31.82	43.77

(1) The first quarter of 2007 includes a pre-tax gain of $3,335 associated with the release of cash held in escrow in connection with the sale by the Company on January 31, 2006 of minority interests in certain entities that operate various licensed Calvin Klein jeans and sportswear businesses in Europe and Asia.

(2) The first quarter of 2006 includes (a) a pre-tax gain of $31,368 associated with the sale by the Company on January 31, 2006 of minority interests in certain entities that operate various licensed Calvin Klein jeans and sportswear businesses in Europe and Asia; (b) pre-tax costs of $10,535 resulting from the departure in February 2006 of Mark Weber, the Company’s former Chief Executive Officer; and (c) pre-tax costs of $9,397 associated with closing the Company’s apparel manufacturing facility in Ozark, Alabama in May 2006.

(3) The second quarter of 2006 includes (a) an inducement payment of $10,178 and offering costs totaling $770 incurred by the Company in connection with the voluntary conversion by the holders of the Company’s Series B convertible preferred stock of such stock into shares of common stock and the subsequent sale of a portion of such common shares by the holders. The inducement payment and offering costs incurred by the Company resulted in a reduction of net income available to common stockholders for purposes of calculating diluted net income per common share; (b) a $675 adjustment to the pre-tax gain recorded in the first quarter of 2006 associated with the sale by the Company on January 31, 2006 of minority interests in certain entities that operate various licensed Calvin Klein jeans and sportswear businesses in Europe and Asia; and (c) pre-tax costs of $1,897 associated with closing the Company’s apparel manufacturing facility in Ozark, Alabama in May 2006.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 3, 2008.

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

/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER

Emanuel Chirico	Michael Shaffer
Chairman and Chief Executive Officer	Executive Vice President and
March 24, 2008	Chief Financial Officer
March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Phillips-Van Heusen Corporation

We have audited Phillips-Van Heusen Corporation’s internal control over financial reporting as of February 3, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phillips-Van Heusen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Phillips-Van Heusen Corporation maintained, in all material respects, effective internal control over financial reporting as of February 3, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of February 3, 2008 and February 4, 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2008 and our report dated March 24, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Phillips-Van Heusen Corporation

We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of February 3, 2008 and February 4, 2007, and the related consolidated income statements, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for each of the three years in the period ended February 3, 2008. Our audits also included the financial statement schedule included in Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at February 3, 2008 and February 4, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2008 in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, Phillips-Van Heusen Corporation changed its method of accounting for uncertainty in income taxes effective February 5, 2007, stock-based compensation effective January 30, 2006 and defined-benefit pension and other postretirement plan obligations on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Phillips-Van Heusen Corporation’s internal control over financial reporting as of February 3, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 24, 2008

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY

(In thousands, except per share data, percents and ratios)

	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
Summary of Operations
Revenue	$2,425,175	$2,090,648	$1,908,848	$1,641,428	$1,568,836
Cost of goods sold and expenses	2,113,345	1,825,342	1,702,002	1,511,549	1,509,558
Income before interest and taxes	311,830	265,306	206,846	129,879	59,278
Interest expense, net	17,009	16,873	28,577	42,857	36,372
Income tax expense	111,502	93,204	66,581	28,407	8,200
Net income	$ 183,319	$ 155,229	$ 111,688	$ 58,615	$ 14,706

Per Share Statistics
Basic net income (loss) per common share	$ 3.29	$ 2.71	$ 2.15	$ 1.20	$ (0.18)
Diluted net income (loss) per common share	3.21	2.64	1.85	1.14	(0.18)

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	18.65	16.87	14.12	11.23	9.68

Financial Position
Current assets	836,219	799,863	681,257	504,137	490,584
Current liabilities	360,148	298,026	242,225	219,266	182,864
Working capital	476,071	501,837	439,032	284,871	307,720
Total assets	2,172,394	2,013,345	1,765,048	1,560,355	1,439,283
Long-term debt	399,552	399,538	399,525	399,512	399,097
Series B convertible preferred stock	-	-	161,926	264,746	264,746
Stockholders’ equity	$ 956,283	$ 942,157	$ 610,662	$ 364,026	$ 296,157

Other Statistics
Total debt to total capital(6)	29.5%	29.8%	34.1%	38.9%	41.6%
Net debt to net capital(7)	11.9%	3.4%	14.6%	30.5%	32.2%
Current ratio	2.3	2.7	2.8	2.3	2.7

(1)

2007 includes a pre-tax gain of $3,335 associated with the release of cash held in escrow in connection with the sale by a subsidiary of the Company of minority interests in certain entities that operate various licensed Calvin Klein jeans and sportswear businesses in Europe and Asia.

(2)

2006 includes (a) a pre-tax gain of $32,043 associated with the sale by the Company on January 31, 2006 of minority interests in certain entities that operate various licensed Calvin Klein jeans and sportswear businesses in Europe and Asia; (b) pre-tax costs of $10,535 resulting from the departure in February 2006 of Mark Weber, the Company’s former Chief Executive Officer; (c) pre-tax costs of $11,294 associated with closing the Company’s apparel manufacturing facility in Ozark, Alabama in May 2006; and (d) an inducement payment of $10,178 and offering costs totaling $770 incurred by the Company in connection with the voluntary conversion by the holders of the Company’s Series B convertible preferred stock of a portion of such stock into shares of common stock and the subsequent sale of a portion of such common shares by the holders. The inducement payment and offering costs resulted in a reduction of net income available to common stockholders for purposes of calculating diluted net income per common share. 2006 includes 53 weeks of operations.

(3)

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

(4)

2004 includes pre-tax charges of $9,374 related to debt extinguishment costs, pre-tax charges of $14,033 associated with the closing of certain outlet retail stores and exiting the wholesale footwear business and other related costs, and a $3,016 tax benefit associated with the realization of certain state net operating loss carryforwards.

(5)

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

(6)

Total capital equals interest-bearing debt, preferred stock and stockholders’ equity.

(7)

Net debt and net capital are total debt and total capital reduced by cash.

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY (CONTINUED)

(In thousands, except per share data, percents and ratios)

	2002	2001(1)	2000(2)	1999	1998
Summary of Operations
Revenue	$1,392,038	$1,418,185	$1,440,719	$1,260,533	$1,293,907
Cost of goods sold and expenses	1,323,003	1,377,046	1,370,182	1,212,223	1,250,422
Income before interest and taxes	69,035	41,139	70,537	48,310	43,485
Interest expense, net	22,729	24,451	22,322	22,430	27,743
Income tax expense	15,869	6,008	18,115	9,007	3,915
Net income	$ 30,437	$ 10,680	$ 30,100	$ 16,873	$ 11,827

Per Share Statistics
Basic net income per common share	$ 1.10	$ 0.39	$ 1.10	$ 0.62	$ 0.43
Diluted net income per common share	1.08	0.38	1.10	0.62	0.43

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	9.80	9.62	9.80	8.86	8.39

Financial Position
Current assets	451,127	405,300	436,381	425,970	368,017
Current liabilities	127,439	114,358	138,095	124,580	132,686
Working capital	323,688	290,942	298,286	301,390	235,331
Total assets	771,700	708,933	724,364	673,748	674,313
Long-term debt	249,012	248,935	248,851	248,784	248,723
Stockholders’ equity	$ 272,227	$ 265,727	$ 268,561	$ 241,685	$ 228,888

Other Statistics
Total debt to total capital(3)	47.8%	48.4%	48.1%	50.7%	54.0%
Net debt to net capital(4)	32.6%	43.6%	46.0%	38.9%	53.0%
Current ratio	3.5	3.5	3.2	3.4	2.8

(1)

2001 includes pre-tax charges of $21,000 for restructuring and other expenses.

(2)

2000 includes 53 weeks of operations.

(3)

Total capital equals interest-bearing debt and stockholders’ equity.

(4)

Net debt and net capital are total debt and total capital reduced by cash.

SCHEDULE II

PHILLIPS-VAN HEUSEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions	Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions(a)	of Period

Year Ended February 3, 2008

Deducted from asset accounts:
Allowance for doubtful
accounts	$2,612	$ 217	$ -	$ 218	$2,611

Year Ended February 4, 2007

Deducted from asset accounts:
Allowance for doubtful
accounts	$3,111	$ 202	$87	$ 788	$2,612

Year Ended January 29, 2006

Deducted from asset accounts:
Allowance for doubtful
accounts	$3,085	$1,038	$ -	$1,012	$3,111

(a)

Principally accounts written off as uncollectible, net of recoveries