Form 10-Q
period 2008-05-04
PHILLIPS VAN HEUSEN CORP /DE/
filed 2008-06-13
CIK 78239

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ______________________________

Commission File Number   001-07572

PHILLIPS-VAN HEUSEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 381-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of June 3, 2008 was 51,406,541.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of May 4, 2008, February 3, 2008 and
May 6, 2007	2

Consolidated Income Statements for the Thirteen Weeks Ended May 4, 2008 and
May 6, 2007	3

Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 4, 2008
and May 6, 2007	4

Notes to Consolidated Financial Statements	5-13

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	14-19

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 - Controls and Procedures	20

PART II -- OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6 - Exhibits	21-23

Signatures	24

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have reviewed the consolidated balance sheets of Phillips-Van Heusen Corporation as of May 4, 2008 and May 6, 2007 and the related consolidated income statements and statements of cash flows for the thirteen week periods ended May 4, 2008 and May 6, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Phillips-Van Heusen Corporation as of February 3, 2008, and the related consolidated income statement, statement of changes in stockholders’ equity, and statement of cash flows for the year then ended (not presented herein) and in our report dated March 24, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New York, New York

June 4, 2008

Phillips-Van Heusen Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	May 4,	February 3,	May 6,
	2008	2008	2007
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$ 184,223	$ 269,914	$ 299,732
Trade receivables, net of allowances for doubtful accounts of
$2,712, $2,611 and $2,996	243,909	154,355	177,491
Other receivables	13,928	31,622	6,468
Inventories	294,956	322,223	281,427
Prepaid expenses	44,986	48,295	41,804
Other, including deferred taxes of $0, $0 and $1,969	8,903	9,810	9,284
Total Current Assets	790,905	836,219	816,206
Property, Plant and Equipment, net	242,691	232,028	170,767
Goodwill	333,604	322,001	277,392
Tradenames	621,135	621,135	621,135
Perpetual License Rights	86,000	86,000	86,000
Customer Relationships, net	38,351	32,943	34,718
Other Assets	45,024	42,068	29,769
Total Assets	$2,157,710	$2,172,394	$2,035,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 70,106	$ 112,829	$ 75,900
Accrued expenses, including deferred taxes of $2,853, $2,853
and $0	194,905	212,900	142,351
Deferred revenue	26,722	34,419	25,415
Total Current Liabilities	291,733	360,148	243,666
Long-Term Debt	399,556	399,552	399,541
Other Liabilities, including deferred taxes of $219,448, $219,552
and $220,433	462,778	456,411	397,583

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares
authorized; no shares issued or outstanding	-	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; 56,606,657; 56,505,842 and 56,099,631 shares issued	56,607	56,506	56,100
Additional capital	563,465	558,960	538,385
Retained earnings	601,101	558,538	432,469
Accumulated other comprehensive loss	(17,188)	(17,384)	(31,523)
Less: 5,221,983; 5,221,857 and 4,207 shares of common stock
held in treasury, at cost	(200,342)	(200,337)	(234)
Total Stockholders’ Equity	1,003,643	956,283	995,197
Total Liabilities and Stockholders’ Equity	$2,157,710	$2,172,394	$2,035,987

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended
	May 4,	May 6,
	2008	2007

Net sales	$543,169	$520,452
Royalty revenue	59,988	51,606
Advertising and other revenue	22,541	19,848
Total revenue	625,698	591,906

Cost of goods sold	314,908	299,333

Gross profit	310,790	292,573

Selling, general and administrative expenses	230,081	207,029

Gain on sale of investments	1,864	3,335

Income before interest and taxes	82,573	88,879

Interest expense	8,376	8,480
Interest income	1,864	4,006

Income before taxes	76,061	84,405

Income tax expense	29,260	31,399

Net income	$ 46,801	$ 53,006

Basic net income per share	$ 0.91	$ 0.95

Diluted net income per share	$ 0.90	$ 0.92

Dividends declared per share	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Thirteen Weeks Ended
	May 4,	May 6,
	2008	2007

OPERATING ACTIVITIES
Net income	$ 46,801	$ 53,006
Adjustments to reconcile to net cash used by operating activities:
Depreciation	11,472	9,185
Amortization	1,863	1,740
Deferred taxes	(104)	415
Stock-based compensation	2,320	2,528
Gain on sale of investments	(1,864)	(3,335)
Impairment of long-lived assets	-	1,279

Changes in operating assets and liabilities:
Trade receivables	(84,960)	(84,543)
Inventories	29,104	3,467
Accounts payable, accrued expenses and deferred revenue	(55,958)	(39,962)
Prepaid expenses	4,082	(2,251)
Proceeds in connection with acquisition of CMI	38,500	-
Other, net	3,011	5,406
Net cash used by operating activities	(5,733)	(53,065)

INVESTING ACTIVITIES(1)
Purchase of property, plant and equipment	(27,620)	(9,168)
Contingent purchase price payment to Superba	(14,517)	-
Contingent purchase price payments to Mr. Calvin Klein	(11,272)	(9,709)
Acquisition of CMI	(17,146)	-
Acquisition of Mulberry	(9,557)	-
Sale of investments	1,864	3,335
Purchase price adjustment from acquisition of Superba, net	-	800
Net cash used by investing activities	(78,248)	(14,742)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,486	3,606
Excess tax benefits from stock-based compensation transactions	681	2,226
Cash dividends on common stock	(3,872)	(4,208)
Acquisition of treasury shares	(5)	(184)
Net cash (used) provided by financing activities	(1,710)	1,440

Decrease in cash(2)	(85,691)	(66,367)

Cash at beginning of period	269,914	366,099

Cash at end of period	$184,223	$299,732

(1) See Note 12 for information on noncash investing transactions.

(2) The effect of exchange rate changes on cash and cash equivalents was immaterial for the thirteen weeks ended May 4, 2008 and May 6, 2007.

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

1.  GENERAL

The Company’s fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1, and are designated by the calendar year in which the fiscal year commences. Unless otherwise noted, references to years are to the Company’s fiscal years.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2008.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from the estimates.

The results of operations for the thirteen weeks ended May 4, 2008 and May 6, 2007 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, G.H. Bass & Co., Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar, Jones New York, J. Garcia, Claiborne, U.S. POLO ASSN., Axcess and Henry Jacobson and to other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories is determined using the last-in, first-out method (“LIFO”). Cost for principally all other inventories is determined using the first-in, first-out method (“FIFO”). At May 4, 2008, February 3, 2008 and May 6, 2007, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  ACQUISITION OF CMI

The Company acquired 100% of the issued and outstanding shares of Confezioni Moda Italia, S.r.L. (“CMI”) from Warnaco, Inc. (“Warnaco”) on January 30, 2008. CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under license agreements with the Company. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for the Company’s assuming ownership of CMI, Warnaco made a payment of $38,500 to the Company in the first quarter of 2008. Per the terms of the acquisition agreement, the amount paid to the Company would be subject to certain refund provisions if the Company were to cease operating the Calvin Klein Collection businesses prior to 2012. The Company will amortize into income each year the amount that would be refunded to Warnaco for such year pursuant to the terms of the acquisition agreement so long as the Company does not cease operating such business.  Each amount so amortized is amortized in equal quarterly installments.  As part of this transaction, the Company paid to Warnaco $17,146 in the first quarter of 2008 based on a percentage of the net working capital of CMI as of the closing date. This amount is subject to adjustment and the Company is in the process of finalizing the closing date valuation. The Company granted Warnaco certain new licenses and expanded certain existing license rights as part of the CMI transaction.

4.  ACQUISITION OF MULBERRY ASSETS

The Company acquired in April 2008 through a subsidiary certain assets of Mulberry Thai Silks, Inc. (“Mulberry”), a manufacturer and distributor of neckwear in the United States. The Company acquired the rights to produce neckwear under the Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN., Axcess and Henry Jacobson brands in connection with this transaction. The Company also acquired the rights to the Henry Jacobson lifestyle brand for all clothing classifications worldwide. The Company paid $9,557 in the first quarter of 2008 in connection with the acquisition. The amount paid by the Company is subject to adjustment based on the actual valuation of the closing date working capital of the acquired business. The Company is in the process of finalizing the valuation.

5.  GOODWILL

The changes in the carrying amount of goodwill for the period ended May 4, 2008, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of February 3, 2008	$63,659	$82,133	$176,209	$322,001
Contingent purchase price payments to Mr. Calvin Klein	-	-	9,299	9,299
Adjustment to contingent purchase price payment to
Superba	(483)	-	-	(483)
Acquisition of Mulberry assets	2,787	-	-	2,787
Balance as of May 4, 2008	$65,963	$82,133	$185,508	$333,604

Contingent purchase price payments to Mr. Calvin Klein relate to the Company’s acquisition in 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies (collectively, “Calvin Klein”). Such payments are based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands for 15 years from the date of purchase.

The Company acquired in January 2007 substantially all of the assets of Superba, Inc. (now known as Skipper, Inc., “Superba”). The Company is obligated to make contingent purchase price payments to Superba if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The Company estimated the payment based on the 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business to be $15,000 and recorded this amount in 2007 as an addition to goodwill. The Company paid Superba $14,517 in the first quarter of 2008 based on the actual calculation of the 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business, which resulted in an adjustment of $483 to goodwill in the first quarter of 2008. The maximum payout that Superba can receive is $25,000 and $30,000 with respect to earnings in 2008 and 2009, respectively.

6.  RETIREMENT AND BENEFIT PLANS

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

In addition to the defined benefit pension plans described above, the Company has a capital accumulation program (“CAP Plan”), which is an unfunded non-qualified supplemental defined benefit plan covering 22 current and retired executives. Under the individual participants’ CAP Plan agreements, the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the CAP Plan for at least 10 years and has attained age 55.

The Company and its domestic subsidiaries also provide certain postretirement health care and life insurance benefits. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

As required by Financial Accounting Standards Board (“FASB”) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” for 2008, the Company changed its measurement date for plan assets and liabilities to coincide with its fiscal year end. The adoption of the measurement date provisions of FASB Statement No. 158 resulted in a reduction, net of tax, of $366 to the Company’s opening balance of retained earnings.

Net benefit cost was recognized as follows:

	Pension Plans		CAP Plan		Postretirement Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	5/4/08	5/6/07	5/4/08	5/6/07	5/4/08	5/6/07

Service cost, including plan
expenses	$ 1,881	$ 1,826	$ 18	$ 46	$ -	$ -
Interest cost	3,861	3,589	247	251	360	348
Amortization of net loss (gain)	377	1,171	(22)	-	72	95
Expected return on plan assets	(4,586)	(4,342)	-	-	-	-
Amortization of prior service cost
(credit)	9	30	-	-	(204)	(204)
Total	$ 1,542	$ 2,274	$243	$297	$228	$239

7.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended
	5/4/08	5/6/07

Net income	$46,801	$53,006
Reclassification of retirement and benefit plan costs to net
income, net of tax expense of $88 and $415	144	677
Comprehensive income	$46,945	$53,683

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

Through May 4, 2008, the Company has granted service-based NQs and RSUs, as well as contingently issuable performance shares under the 2006 Plan. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, an issuance of a stock option is counted as one share and an issuance of an RSU or performance share is counted as three shares. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006). The award agreements for options and RSUs granted under the 2006 Plan generally provide for accelerated vesting upon the participant’s retirement (as defined in the 2006 Plan). The maximum term of options granted under the 2006 Plan is ten years.

1997, 2000 and 2003 Stock Option Plans

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant. NQs and ISOs granted have a ten-year term. Such options currently outstanding are generally cumulatively exercisable in four equal installments commencing one year after the date of grant. The options provide for accelerated vesting upon the optionee’s retirement (as defined in the 1997, 2000 and 2003 Stock Option Plans).

Net income for the thirteen weeks ended May 4, 2008 and May 6, 2007 included $2,320 and $2,528, respectively, of pre-tax expense related to stock-based compensation.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed on a straight-line basis over the options’ vesting period.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirteen weeks ended May 4, 2008 and May 6, 2007, respectively:

Thirteen Weeks Ended
	5/4/08	5/6/07
Weighted average risk-free interest rate	2.79%	4.67%
Weighted average expected option life	6.3 Years	6.3 Years
Weighted average expected volatility	29.5%	33.3%
Expected annual dividends per share	$ 0.15	$ 0.15
Weighted average estimated fair value per share of options granted	$12.15	$24.02

The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110 in December 2007. SAB No. 110 allows for the continued use, under certain circumstances, of the simplified method discussed in SAB No. 107 for estimating the expected term of “plain vanilla” stock options. The Company has concluded that it can not rely on its historical exercise data to estimate the future exercise behavior of its employees. Therefore, in accordance with SAB No. 110, the Company has continued to utilize the simplified method to estimate the expected term for its stock options granted and will continue to evaluate the appropriateness of utilizing such method.

Service-based stock option activity for the thirteen weeks ended May 4, 2008 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at February 3, 2008	3,336	$28.55
Granted	331	36.55
Exercised	101	14.78
Cancelled	7	34.32
Outstanding at May 4, 2008	3,559	$29.67
Exercisable at May 4, 2008	2,273	$24.63

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

The fair value of the RSUs, net of estimated forfeitures, is expensed on a straight-line basis over the RSUs’ vesting period.

RSU activity for the thirteen weeks ended May 4, 2008 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 3, 2008	155	$56.16
Granted	233	39.48
Vested	-	-
Cancelled	1	54.84
Non-vested at May 4, 2008	387	$46.11

Certain of the Company’s executive officers received contingently issuable performance share awards during the thirteen weeks ended May 6, 2007, subject to a performance period of two years. Additionally, all of the Company’s executive officers received contingently issuable performance share awards during the thirteen weeks ended May 4, 2008 and May 6, 2007, subject to performance periods of three years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity during the applicable performance cycle. Depending on the level of objectives achieved, up to a total number of 13 shares could be issued for the two-year performance period beginning in 2007 and up to 89 and 69 shares could be issued for the three-year performance periods beginning in 2008 and 2007, respectively. The Company records expense for the contingently issuable performance shares ratably based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the thirteen weeks ended May 4, 2008 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 3, 2008	82	$53.53
Granted	89	41.80
Vested	-	-
Cancelled	-	-
Non-vested at May 4, 2008	171	$47.39

The Company receives a tax deduction for certain stock-based compensation transactions. The actual income tax benefits realized from stock-based compensation transactions for the thirteen weeks ended May 4, 2008 and May 6, 2007 were $856 and $2,521, respectively. Of those amounts, $681 and $2,226, respectively, were reported as excess tax benefits from stock-based compensation transactions. Excess tax benefits arise when the actual tax benefit resulting from a stock option exercise or RSU or performance share vesting exceeds the tax benefit associated with the grant date fair value of the related stock award.

9.  ASSET IMPAIRMENTS

The level of profitability in the first quarter of 2007 in certain of the Company’s retail stores was an impairment indicator, which caused the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in certain of these stores were not recoverable and recorded an impairment charge of $1,279 in the first quarter of 2007. This determination was made by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. Since the long-lived assets in certain stores were deemed not recoverable, the net book value of the long-lived assets in excess of the fair value was written off. Fair value was estimated based on the net present value of the future cash flows expected from these stores. The impairment charge was included in selling, general and administrative expenses in the Retail Apparel and Related Products segment.

10.  SALE OF INVESTMENTS

Warnaco acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe on January 31, 2006. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. During the first quarter of 2007, $3,335 was released to the Company from escrow in connection with this sale. The Company received a distribution of $1,864 during the first quarter of 2008, representing its share of the amount that remained in escrow in connection with this sale. The Company recorded these amounts as additional gains during each of the applicable quarters.

11.  NET INCOME PER SHARE

The Company computed its basic and diluted net income per share as follows:

	Thirteen Weeks Ended
	5/4/08	5/6/07

Net income	$46,801	$53,006

Weighted average common shares outstanding for basic net income
per share	51,337	55,928
Weighted average impact of dilutive securities	861	1,515
Weighted average impact of dilutive warrant	81	161
Total shares for diluted net income per share	52,279	57,604

Basic net income per share	$ 0.91	$ 0.95

Diluted net income per share	$ 0.90	$ 0.92

Potentially dilutive securities excluded from the calculation of diluted net income per share were as follows:

	Thirteen Weeks Ended
	5/4/08	5/6/07

Weighted average antidilutive securities	791	139

According to FASB Statement No. 128, “Earnings per Share,” contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per share for that period. The Company granted contingently issuable performance shares during the first quarters of 2008 and 2007 that did not meet the performance conditions as of May 4, 2008 and May 6, 2007 and, therefore, were excluded from the calculation of diluted net income per share for the thirteen weeks ended May 4, 2008 and May 6, 2007. The maximum number of potentially dilutive shares that could be issued upon vesting for the contingently issuable performance shares granted during the first quarters of 2008 and 2007 was 89 and 82, respectively. These contingently issuable performance shares were also excluded from the computation of weighted average antidilutive securities.

12.  NONCASH INVESTING TRANSACTIONS

During the first quarter of 2008, the Company recorded an increase to property, plant and equipment of $22,027 related to capital expenditures that were paid in cash. In addition, during the first quarter of 2008, the Company paid $5,593 in cash related to property, plant and equipment that was acquired in the fourth quarter of 2007.

During the first quarters of 2008 and 2007, the Company recorded increases to goodwill of $9,299 and $7,081, respectively, related to contingent purchase price payments to Mr. Calvin Klein, which are not paid in cash until 45 days subsequent to the Company’s applicable quarter end.  During the first quarters of 2008 and 2007, the Company paid $11,272 and $9,709, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded in the fourth quarters of 2007 and 2006, respectively, as additions to goodwill.

13.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments:  (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - The Company aggregates the results of its wholesale dress shirt and neckwear divisions into the Wholesale Dress Furnishings segment. The Company’s wholesale dress shirt division derives revenue primarily from marketing dress shirts under the brand names Van Heusen, IZOD, Eagle, Geoffrey Beene, ARROW, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, MICHAEL Michael Kors and, beginning in the first quarter of 2008, DKNY. The Company’s neckwear division derives revenue primarily from marketing neckwear under the brand names ARROW, IZOD, Calvin Klein, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar, Jones New York and, beginning in the first quarter of 2008, in connection with the acquisition of the Mulberry assets, Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN., Axcess and Henry Jacobson. The Company markets its wholesale dress shirt and neckwear brands, as well as various private label brands, to department, mid-tier department and specialty stores.

Wholesale Sportswear and Related Products Segment - The Company aggregates the results of its wholesale sportswear divisions into the Wholesale Sportswear and Related Products segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW and Calvin Klein to department, mid-tier department and specialty stores. Additionally, beginning in the second quarter of 2007, this segment also derives revenue from marketing women’s sportswear under the brand name IZOD to department, mid-tier department and specialty stores.

Retail Apparel and Related Products Segment - The Company aggregates the results of its Van Heusen, Izod, Geoffrey Beene and Calvin Klein retail divisions into the Retail Apparel and Related Products segment. This segment derives revenue principally from operating retail stores, primarily in outlet centers, which sell apparel and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene and Calvin Klein. This segment also derives revenue from selling Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price retail store located in New York City. Beginning in the fourth quarter of 2007, this segment also derives revenue from the Company’s Calvin Klein specialty retail stores located in premier malls in the United States.

Retail Footwear and Related Products Segment - This segment consists of the Company’s Bass retail division. This division derives revenue principally from operating retail stores, primarily in outlet centers, which sell footwear, apparel, accessories and related products under the brand names Bass and G.H. Bass & Co.

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

The following table presents summarized information by segment:

	Thirteen Weeks Ended
	5/4/08	5/6/07

Revenue - Wholesale Dress Furnishings
Net sales	$145,272	$143,466
Royalty revenue	1,675	1,646
Advertising and other revenue	633	866
Total	147,580	145,978

Revenue - Wholesale Sportswear and Related Products
Net sales	171,253	163,258
Royalty revenue	2,612	2,736
Advertising and other revenue	1,187	1,077
Total	175,052	167,071

Revenue - Retail Apparel and Related Products
Net sales	159,537	152,437
Royalty revenue	1,800	1,940
Total	161,337	154,377

Revenue - Retail Footwear and Related Products
Net sales	59,969	61,291
Royalty revenue	158	50
Advertising and other revenue	75	376
Total	60,202	61,717

Revenue - Calvin Klein Licensing
Royalty revenue	53,743	45,234
Advertising and other revenue	20,646	17,529
Total	74,389	62,763

Revenue - Corporate/Other(1)
Net sales	7,138	-
Total	7,138	-

Total Revenue
Net sales	543,169	520,452
Royalty revenue	59,988	51,606
Advertising and other revenue	22,541	19,848
Total	$625,698	$591,906

Income before interest and taxes - Wholesale Dress Furnishings	$ 26,603	$ 25,013

Income before interest and taxes - Wholesale Sportswear and Related Products	27,212	29,964

Income before interest and taxes - Retail Apparel and Related Products	8,495	12,949

(Loss) income before interest and taxes - Retail Footwear and Related Products	(909)	3,511

Income before interest and taxes - Calvin Klein Licensing	35,346	30,337

Loss before interest and taxes - Corporate/Other(1)	(14,174)	(12,895)

Income before interest and taxes	$ 82,573	$ 88,879

(1)

Corporate/Other represents Corporate expenses and the results of the Company’s Calvin Klein Collection wholesale business. Corporate expenses represent overhead operating expenses that the Company does not allocate to its segments and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, the Company includes all stock-based compensation expenses in Corporate expenses.

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

The Company has guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of May 4, 2008 is approximately $4,700, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $3,000 as of May 4, 2008, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

15.  RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued FASB Statement No. 157, “Fair Value Measurements,” in September 2006. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements. The Company adopted FASB Statement No. 157 prospectively as of the beginning of 2008 for all financial assets and liabilities and for non-financial assets and liabilities measured at fair value on a recurring basis (at least annually). This adoption had no impact on the Company’s consolidated results of operations and financial position. For all other non-financial assets and liabilities, the Company will adopt FASB Statement No. 157 as of the beginning of 2009. The Company is currently evaluating the impact that this adoption will have on its consolidated results of operations and financial position.

16.  SUBSEQUENT EVENT

The Company announced on May 28, 2008 that it will not renew its license agreements to operate Geoffrey Beene outlet retail stores and will close its Geoffrey Beene outlet retail division. The expiration of the retail license agreements will not affect the Company’s separate license agreement for Geoffrey Beene brand dress shirts and men’s sportswear, which has been renewed for an additional term ending December 31, 2013.

The Geoffrey Beene outlet retail division, which currently operates approximately 100 stores, is expected to substantially complete its liquidation by the end of 2008. Approximately 25 stores will be converted to Calvin Klein outlet retail stores, with the remaining stores being exited.

The Company expects to record pre-tax charges of approximately $7 million related to non-cash asset impairments and approximately $17 million related to inventory liquidation, contract termination and severance in connection with the closure of its Geoffrey Beene outlet retail division. The total charges of approximately $24 million pre-tax, or approximately $15 million after tax, are expected to be recognized over the balance of 2008 in the Retail Apparel and Related Products segment.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar, Jones New York, J. Garcia, Claiborne, Timberland and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to the Mulberry acquisition refer to our April 2008 acquisition through a subsidiary of certain assets of Mulberry Thai Silks, Inc., a manufacturer and distributor of neckwear in the United States, which we refer to as “Mulberry.”

References to our acquisition of CMI refer to our January 2008 acquisition of Confezioni Moda Italia S.r.L., which we refer to as “CMI.” CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses.

References to the Superba acquisition refer to our January 2007 acquisition of substantially all of the assets of Superba, Inc., a manufacturer and distributor of neckwear in the United States and Canada, which we refer to as “Superba.”

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

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, ARROW, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, Sean John, CHAPS, Donald J. Trump Signature Collection, DKNY, Tommy Hilfiger, Nautica, Perry Ellis Portfolio, Ike Behar and Jones New York, which are licensed. In the first quarter of 2008, we acquired certain assets of Mulberry, which enabled us to add the J. Garcia and Claiborne brand names, as well as other brand names, to our portfolio of licensed brands.

Our historical business strategy has been to manage and market a portfolio of nationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference or distribution channel. We have expanded this strategy, including through our acquisitions of Calvin Klein in February 2003 and Arrow in December 2004. These acquisitions not only provided us with brands that offer additional distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear, thus building on our historical strategy, but also provided us with established international licensing businesses which do not require capital investments. These acquisitions have also provided us with growth opportunities in extending these brands through licensing into additional product categories and jurisdictions, as well as by providing us with some protection against general downturns in the U.S. economy. The Superba acquisition in January 2007 provided us with an established neckwear business base, which advances our historical strategy by adding a product category that can be leveraged into the strategy and is complementary to our heritage dress shirt business. The Mulberry acquisition in April 2008 built upon this base. The Superba and Mulberry acquisitions present us with opportunities to grow and enhance the performance of both the dress shirt and neckwear businesses by providing us with the ability to produce all of the neckwear for our owned brands over time and to leverage the design, merchandising and selling capabilities of both businesses to offer our customers a cohesive and comprehensive portfolio of branded dress shirts and neckwear. Our business strategy was further supported by our assumption of the wholesale IZOD women’s sportswear collection, which was previously a licensed business. During the second quarter of 2007, we assumed responsibility for the development and sale of the line, which allowed us to expand our operations for the first time to include the wholesale distribution of women’s sportswear.

We intend to continue to build upon our business strategy by implementing new initiatives that provide us with the opportunity to promote our products and to fill product and brand portfolio needs. This is evidenced by our opening of Calvin Klein specialty retail stores in premier malls in the U.S., which are intended to serve as a platform for showcasing the totality of the Calvin Klein white label “better” product. We opened seven of these stores through the first quarter of 2008 and plan to open another three stores during the remainder of 2008. In addition, we have a licensing arrangement with The Timberland Company to design, source and market men’s and women’s casual sportswear under the Timberland brand in North America. We have assumed the management of the men’s apparel line for the Fall 2008 season and currently plan to launch a women’s line for Spring 2010. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that will complement our existing portfolio of sportswear brands and enable us to reach a broader spectrum of consumers.

During the first quarters of 2008 and 2007, 31% and 23%, respectively, of our total income before interest and taxes was derived from international sources, driven by the significant international component of our Calvin Klein licensing business. We intend to continue to expand our operations globally, through direct marketing by us and through partnerships with licensees. We recently expanded our wholesale operations to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe, and have entered into many license agreements with partners across the globe for our brands.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution of men’s dress shirts, men’s sportswear, neckwear and women’s sportswear (beginning in the second quarter of 2007); and (ii) the sale, through over 750 company-operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein.

On May 28, 2008, we announced our plan to close our Geoffrey Beene outlet retail division.  The Geoffrey Beene outlet retail division, which currently operates approximately 100 stores, is expected to substantially complete its liquidation by the end of 2008. Approximately 25 stores will be converted to Calvin Klein outlet retail stores, with the remaining stores being exited. We expect to record pre-tax charges of approximately $7 million related to non-cash asset impairments and approximately $17 million related to inventory liquidation, contract termination and severance in connection with the closure of our Geoffrey Beene outlet retail division. The total charges of approximately $24 million pre-tax, or approximately $15 million after tax, are expected to be recognized over the balance of 2008 in the Retail Apparel and Related Products segment.

Our stores principally operate in outlet centers. We also operate a full price store located in New York City under the Calvin Klein Collection brand, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. Beginning with the third quarter of 2007, we also operate a limited number of specialty retail stores in premier malls in the United States under the Calvin Klein brand, in which we principally sell men’s and women’s better apparel and accessories.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 90% of total royalty, advertising and other revenue in the first quarter of 2008, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, watches and home furnishings.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 48% of such expenses in the first quarter of 2008. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 22% of selling, general and administrative expenses in the first quarter of 2008.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 4, 2008 Compared With Thirteen Weeks Ended May 6, 2007

Net Sales

Net sales in the first quarter of 2008 increased 4.4% to $543.2 million from $520.5 million in the prior year. The increase of $22.7 million was due to the following:

•

the addition of $9.8 million of net sales attributable to growth in our wholesale segments resulting principally from the addition of sales associated with our assumption of the IZOD women’s sportswear business in the second quarter of 2007, combined with growth in our wholesale dress furnishings and Calvin Klein sportswear businesses, which was partially offset by declines in our heritage sportswear businesses;

•

the addition of $7.1 million of net sales attributable to our recent acquisition of CMI; and

•

the addition of $5.8 million of net sales attributable to growth in our retail segments driven by the opening of Calvin Klein specialty retail stores in premier malls in the United States, as well as strong performance in our Calvin Klein outlet retail business, which was partially offset by declines in our heritage outlet retail businesses. Comparable store sales decreased 2% for the quarter, with comparable store sales growth of 10% in our Calvin Klein outlet retail business being more than offset by a comparable store sales decline of 6% in our heritage outlet retail businesses.

Our net sales for the full year 2008 are expected to increase approximately 7% to 8% due principally to growth in our existing businesses, particularly our Calvin Klein men’s sportswear and Calvin Klein outlet retail businesses, as well as the impact of a full year of sales from our IZOD women’s sportswear business. Sales are also expected to increase as a result of our Timberland men’s sportswear line, which will begin selling principally in the second quarter of 2008, the opening of Calvin Klein specialty retail stores in premier malls in the United States and our recent acquisition of CMI.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the first quarter of 2008 increased 15.5% to $82.5 million from $71.5 million in the prior year. This increase was primarily attributable to our Calvin Klein Licensing segment, as a result of growth in the businesses of existing licensees, particularly in the apparel and accessories businesses in Europe and Asia.

We currently expect that royalty, advertising and other revenue will increase approximately 12% in our Calvin Klein Licensing segment for the full year 2008 as a result of growth in the businesses of existing licensees, as well as royalties generated under new license agreements. Royalty, advertising and other revenue in our other segments is expected to be relatively flat for the full year 2008.

Gross Profit on Total Revenue

Gross profit on total revenue in the first quarter of 2008 was $310.8 million, or 49.7% of total revenue, compared with $292.6 million, or 49.4% of total revenue in the prior year. The 30 basis point increase was due to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue.  This improvement was partially offset by gross margin declines as a result of increased promotional selling in our heritage outlet retail and heritage sportswear businesses, which were negatively affected by the overall weak retail environment.

We currently expect that the gross profit on total revenue percentage will decrease approximately 90 to 100 basis points for the full year 2008 compared to 2007. This includes a decrease of approximately 40 basis points related to inventory liquidation markdowns associated with our recently-announced plan to close our Geoffrey Beene outlet retail business.  The remaining decrease of 50 to 60 basis points is expected to be driven by gross margin declines in our heritage outlet retail and heritage sportswear businesses due principally to additional promotional selling, which are expected to be partially offset by gross margin growth attributable to our Calvin Klein businesses.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first quarter of 2008 were $230.1 million, or 36.8% of total revenue, and $207.0 million, or 35.0% of total revenue, in the prior year. The 180 basis point increase was due principally to growth in our retail businesses, primarily driven by the addition of expenses associated with our new Calvin Klein specialty retail stores and the continued opening of Calvin Klein outlet retail stores, as our retail businesses typically have higher expense rates than our wholesale businesses. The $23.1 million increase in SG&A expenses in the first quarter of 2008 included: (i) increased expenses of approximately $7.0 million associated with our new Timberland wholesale sportswear business and Calvin Klein specialty retail stores; (ii) an increase in advertising expenditures of $5.6 million, due principally to the timing of expenditures; (iii) increased expenses of $2.8 million in our Wholesale Sportswear and Related Products segment principally related to our IZOD women’s sportswear business; (iv) increased expenses of $2.8 million in our retail segments principally related to the continued opening of Calvin Klein outlet retail stores; and (v) additional expenses of $2.8 million related to our recent acquisition of CMI.

Our full year 2008 SG&A expenses as a percentage of total revenue is currently expected to increase approximately 110 to 120 basis points. This includes an increase of approximately 50 basis points related to asset impairments, severance and contract termination costs associated with our recently-announced plan to close our Geoffrey Beene outlet retail business. The remaining increase of 60 to 70 basis points is due primarily to the addition of expenses associated with our new Calvin Klein specialty retail stores and the continued opening of Calvin Klein outlet retail stores, as our retail businesses typically have higher expense rates than our wholesale businesses.

Gain on Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. During the first quarter of 2007, $3.3 million was released to us from escrow in connection with this sale. During the first quarter of 2008, we received a distribution of $1.9 million representing our share of the amount that remained in escrow.  We recorded these amounts as additional gains in each of the respective quarters.

Interest Expense and Interest Income

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Interest expense of $8.4 million in the first quarter of 2008 was relatively flat to the prior year amount of $8.5 million.  Interest income decreased to $1.9 million in the first quarter of 2008 from $4.0 million in the prior year.  This decrease was due principally to a decrease in our cash position in the first quarter of 2008 as a result of the completion of our $200.0 million stock repurchase in the fourth quarter of 2007, combined with a decrease in investment rates of return compared to the prior year.

Income Taxes

Income taxes for the first quarter of 2008 were provided for at a rate of 38.5% compared with last year’s full year rate of 37.8%. We currently anticipate that our full year 2008 tax expense as a percentage of pre-tax income will be between 36.5% and 37.0%. It is possible that our estimated full year rate could change from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information. Under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” additional volatility in our tax rate may occur in the future, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate our unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments and dividends. Additionally, in the fourth quarter of 2007, we utilized $200.0 million of cash to repurchase approximately 5.2 million shares of our common stock.

Operations

Cash used by operating activities was $5.7 million in the first quarter of 2008, which compares with $53.1 million in the first quarter of the prior year. This decrease in cash used by operating activities was due principally to $38.5 million of cash proceeds we received in connection with our acquisition of CMI. Please see Note 3, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion. Also contributing to the decrease in cash used by operating activities were changes in working capital, including a decrease in inventories to maintain clean inventory levels in a difficult retail environment, which was partially offset by a decrease in accounts payable, accrued expenses and deferred revenue due principally to the timing of inventory payments in our sportswear and retail businesses.

Capital Expenditures

Our capital expenditures paid in cash in the first quarter of 2008 were $27.6 million. We currently expect that capital expenditures for the full year 2008 will be approximately $90.0 million. This compares to the capital expenditures paid in cash in 2007 of $94.7 million.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments for 15 years from the date of purchase based on 1.15% of total worldwide net sales of products bearing any of the Calvin Klein brands. Such contingent purchase price payments totaled $11.3 million in the first quarter of 2008. We currently expect that such payments will be $38.0 million to $40.0 million for the full year 2008.

In connection with the Superba acquisition in January 2007, we are obligated to pay Superba contingent purchase price payments if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. Any such contingent purchase price payments are payable 90 days after fiscal year end. Such contingent purchase price payments totaled $14.5 million in the first quarter of 2008 based on the actual calculation of the 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. The maximum payout that Superba can receive is $25.0 million and $30.0 million with respect to earnings in 2008 and 2009, respectively.

Acquisition of CMI

We acquired CMI from Warnaco, Inc. (“Warnaco”) on January 30, 2008. CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under license agreements with us. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for us assuming ownership of CMI, Warnaco made a payment of $38.5 million to us in the first quarter of 2008. As part of this transaction, we paid to Warnaco $17.1 million in the first quarter of 2008 based on a percentage of the net working capital of CMI as of the closing date. We are in the process of finalizing the closing date valuation. As such, this amount is subject to adjustment. Please see Note 3, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion.

Acquisition of Mulberry

We completed the Mulberry acquisition in the first quarter of 2008. We acquired the rights to produce neckwear under the Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN., Axcess and Henry Jacobson brands in connection with this transaction. We also acquired the rights to the Henry Jacobson lifestyle brand for all clothing classifications worldwide. We paid $9.6 million in the first quarter of 2008 in connection with the acquisition. We are in the process of finalizing the closing date valuation. As such, this amount is subject to adjustment. Please see Note 4, “Acquisition of Mulberry Assets,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion.

Dividends

Our common stock, which as of May 4, 2008 is the only class of stock issued, currently pays annual dividends totaling $0.15 per share.

We project that cash dividends on our common stock in 2008 will be $7.7 million to $7.8 million based on our current dividend rate, the number of shares of our common stock outstanding at May 4, 2008 and our estimates of stock issuances in 2008 in connection with our stock-based compensation.

Cash Flow Summary

Our net cash outflow in the first quarter of 2008 was $85.7 million. Cash flow for the full year 2008 will be impacted by various other factors in addition to those discussed above in this “Liquidity and Capital Resources” section. For example, the exercise of stock options provided $12.6 million of cash in 2007. We currently estimate such amount to be lower in 2008.

Based on our current operations, and considering all of the above factors, we currently expect to generate $80.0 million to $90.0 million of cash flow for the full year 2008. This estimate includes the one-time costs associated with closing our Geoffrey Beene outlet retail business and the benefit associated with liquidating the working capital of this business. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, working capital requirements or other items, including acquisitions and equity transactions, could occur, which could cause our cash flow to vary significantly from this estimate.

Financing Arrangements

Our capital structure as of May 4, 2008 was as follows:

(in millions)

Long-term debt	$ 399.6
Stockholders’ equity	$1,003.6

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, which may be increased by us under certain conditions by up to $100.0 million, with a sublimit of $50.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first quarter of 2008, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $113.5 million, which was also the balance on May 4, 2008. We currently do not expect to have any revolving credit borrowings under the facility during the remainder of 2008.

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

Due to the above factors, our operating results for the thirteen week period ended May 4, 2008 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 3, 2008 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of May 4, 2008, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $0.9 million annually.

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

Somewhat mitigating our exposure to changes in the exchange rate for the Euro is our Calvin Klein administrative office in Milan, Italy. Our acquisition of CMI has further mitigated our exposure to changes in the exchange rate of the Euro, as the acquired business has certain operations in Italy. During times of a strengthening United States dollar against the Euro, the expenses associated with these business operations will be favorably impacted, and during times of a weakening United States dollar against the Euro, the expenses associated with these business operations will be negatively impacted.

ITEM 4 - CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	(a) Total	(b) Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased	(or Unit)	or Programs	Plans or Programs

February 4, 2008 -
March 2, 2008	87(1)	$39.41(1)	-	$2,072(2)

March 3, 2008 -
April 6, 2008	-	-	-	2,072(2)

April 7, 2008 -
May 4, 2008	39(1)	38.89(1)	-	2,072(2)

Total	126(1)	$39.25(1)	-	$2,072(2)

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously-owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the first quarter of 2008 in connection with the vesting of restricted stock units to satisfy tax withholding requirements.

(2) On November 30, 2007, our Board of Directors authorized us to repurchase up to $200,000,000 of our outstanding common stock. The Board’s authorization was effective through the end of 2008 and permitted us to effect the purchases through open market purchases, privately negotiated transactions, including accelerated and guaranteed share repurchase agreements, and other means. We deemed this share repurchase program to have been completed during the fourth quarter of 2007.

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

+10.1	Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, as amended through May 1, 2008.

+10.2	Revised Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 30, 2008.

+15	Acknowledgement of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Filed herewith.

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

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  June 10, 2008

/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit

Description

10.1	Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, as amended through May 1, 2008.

10.2	Revised Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 30, 2008.

15	Acknowledgement of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.