Form 10-Q
period 2008-08-03
PHILLIPS VAN HEUSEN CORP /DE/
filed 2008-09-11
CIK 78239

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2008

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of September 2, 2008 was 51,460,675.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of August 3, 2008, February 3, 2008 and August 5, 2007	2

Consolidated Income Statements for the Thirteen and Twenty-Six Weeks Ended August 3, 2008 and
August 5, 2007	3

Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 2008 and
August 5, 2007	4

Notes to Consolidated Financial Statements	5-15

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	16-23

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	23-24

Item 4 - Controls and Procedures	24

PART II -- OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 4 - Submission of Matters to a Vote of Stockholders	25

Item 6 - Exhibits	26-27

Signatures	28

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have reviewed the consolidated balance sheets of Phillips-Van Heusen Corporation as of August 3, 2008 and August 5, 2007, the related consolidated income statements for the thirteen and twenty-six week periods ended August 3, 2008 and August 5, 2007 and the related consolidated statements of cash flows for the twenty-six week periods ended August 3, 2008 and August 5, 2007. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York

September 9, 2008

Phillips-Van Heusen Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	August 3,	February 3,	August 5,
	2008	2008	2007
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$ 260,505	$ 269,914	$ 366,271
Trade receivables, net of allowances for doubtful accounts of
$5,173, $2,611 and $3,555	173,915	154,355	152,103
Other receivables	13,907	31,622	7,629
Inventories	325,140	322,223	322,068
Prepaid expenses	34,042	48,295	34,727
Other, including deferred taxes of $0, $0 and $1,969	4,707	9,810	8,998
Total Current Assets	812,216	836,219	891,796
Property, Plant and Equipment, net	248,351	232,028	185,179
Goodwill	349,434	322,001	285,205
Tradenames	621,135	621,135	621,135
Perpetual License Rights	86,000	86,000	86,000
Customer Relationships, net	37,659	32,943	34,126
Other Assets	44,740	42,068	30,281
Total Assets	$2,199,535	$2,172,394	$2,133,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 94,678	$ 112,829	$ 104,948
Accrued expenses, including deferred taxes of $2,853, $2,853
and $0	160,744	212,900	142,145
Deferred revenue	38,429	34,419	31,041
Total Current Liabilities	293,851	360,148	278,134
Long-Term Debt	399,560	399,552	399,545
Other Liabilities, including deferred taxes of $219,672, $219,552
and $220,924	468,215	456,411	406,017

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares
authorized; no shares issued or outstanding	-	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; 56,681,253; 56,505,842 and 56,461,452 shares issued	56,681	56,506	56,461
Additional capital	568,107	558,960	552,949
Retained earnings	630,307	558,538	471,571
Accumulated other comprehensive loss	(16,823)	(17,384)	(30,721)
Less: 5,222,491; 5,221,857 and 4,207 shares of common stock
held in treasury, at cost	(200,363)	(200,337)	(234)
Total Stockholders’ Equity	1,037,909	956,283	1,050,026
Total Liabilities and Stockholders’ Equity	$2,199,535	$2,172,394	$2,133,722

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 5,	August 3,	August 5,
	2008	2007	2008	2007

Net sales	$480,297	$488,863	$1,023,466	$1,009,315
Royalty revenue	55,975	44,983	115,963	96,589
Advertising and other revenue	24,695	18,530	47,236	38,378
Total revenue	560,967	552,376	1,186,665	1,144,282

Cost of goods sold	272,030	274,923	586,938	574,256

Gross profit	288,937	277,453	599,727	570,026

Selling, general and administrative expenses	234,451	209,517	464,532	416,546

Gain on sale of investments	-	-	1,864	3,335

Income before interest and taxes	54,486	67,936	137,059	156,815

Interest expense	8,388	8,493	16,764	16,973
Interest income	1,561	4,550	3,425	8,556

Income before taxes	47,659	63,993	123,720	148,398

Income tax expense	18,453	24,893	47,713	56,292

Net income	$ 29,206	$ 39,100	$ 76,007	$ 92,106

Basic net income per share	$ 0.57	$ 0.69	$ 1.48	$ 1.64

Diluted net income per share	$ 0.56	$ 0.68	$ 1.45	$ 1.60

Dividends declared per share	$ 0.00	$ 0.00	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Twenty-Six Weeks Ended
	August 3,	August 5,
	2008	2007

OPERATING ACTIVITIES
Net income	$ 76,007	$ 92,106
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	23,364	18,668
Amortization	3,826	3,480
Deferred taxes	120	906
Stock-based compensation	5,410	5,431
Gain on sale of investments	(1,864)	(3,335)
Impairment of long-lived assets	6,773	1,279

Changes in operating assets and liabilities:
Trade receivables	(21,156)	(59,155)
Inventories	(3,243)	(37,174)
Accounts payable, accrued expenses and deferred revenue	(46,841)	(3,973)
Prepaid expenses	12,875	4,826
Proceeds in connection with acquisition of CMI	38,500	-
Other, net	13,646	11,904
Net cash provided by operating activities	107,417	34,963

INVESTING ACTIVITIES(1)
Purchase of property, plant and equipment	(54,418)	(33,347)
Contingent purchase price payment to Superba	(14,517)	-
Contingent purchase price payments to Mr. Calvin Klein	(21,079)	(18,265)
Acquisition of CMI	(17,146)	-
Acquisition of Mulberry	(11,377)	-
Sale of investments	1,864	3,335
Purchase price adjustment from acquisition of Superba, net	-	782
Net cash used by investing activities	(116,673)	(47,495)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,708	11,845
Excess tax benefits from stock-based compensation transactions	1,038	5,249
Cash dividends on common stock	(3,872)	(4,206)
Acquisition of treasury shares	(27)	(184)
Net cash (used) provided by financing activities	(153)	12,704

(Decrease) Increase in cash(2)	(9,409)	172

Cash at beginning of period	269,914	366,099

Cash at end of period	$ 260,505	$366,271

(1) See Note 12 for information on noncash investing transactions.

(2) The effect of exchange rate changes on cash and cash equivalents was immaterial for the twenty-six weeks ended August 3, 2008 and August 5, 2007.

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

The results of operations for the thirteen and twenty-six weeks ended August 3, 2008 and August 5, 2007 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, G.H. Bass & Co., Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Perry Ellis Portfolio, Tommy Hilfiger, Nautica, Ike Behar, Jones New York, J. Garcia, Claiborne, U.S. POLO ASSN., Axcess and Timberland and to other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventory is determined using the last-in, first-out method (“LIFO”). Cost for principally all other inventory is determined using the first-in, first-out method (“FIFO”). At August 3, 2008, February 3, 2008 and August 5, 2007, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  ACQUISITION OF CMI

The Company acquired 100% of the issued and outstanding shares of Confezioni Moda Italia, S.r.L. (“CMI”) from Warnaco, Inc. (“Warnaco”) on January 30, 2008. CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with the Company’s Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for the Company’s assuming ownership of CMI, Warnaco made a payment of $38,500 to the Company in the first quarter of 2008. Under the terms of the acquisition agreement, the amount paid to the Company is subject to certain refund provisions if the Company were to cease operating the Calvin Klein Collection businesses prior to 2012. The Company will amortize into income each year that it continues to operate such business the amount set forth in the acquisition agreement that would have been refunded to Warnaco for such year if the Company had ceased operating such business. Each amount so amortized is amortized in equal quarterly installments. As part of this transaction, the Company paid to Warnaco $17,146 in the first quarter of 2008 based on a percentage of the net working capital of CMI as of the closing date. This amount is subject to adjustment and the Company is in the process of finalizing the closing date valuation. During the second quarter of 2008, the Company adjusted the preliminary allocation of the purchase price based on an updated estimate of the working capital of CMI as of the closing date. This adjustment resulted in the Company recording goodwill of $4,831. The Company granted Warnaco certain new licenses and expanded certain existing license rights as part of the CMI transaction.

4.  ACQUISITION OF MULBERRY ASSETS

The Company acquired in April 2008 certain assets of Mulberry Thai Silks, Inc. (“Mulberry”), a manufacturer and distributor of neckwear in the United States. The Company acquired the rights to produce and market neckwear under the Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess brands in connection with this transaction. The Company paid $11,377, including transaction expenses, during the twenty-six weeks ended August 3, 2008 in connection with the acquisition. The amount paid by the Company is subject to adjustment based on the actual valuation of the closing date working capital of the acquired business. The Company is in the process of finalizing the valuation.

5.  GOODWILL

The changes in the carrying amount of goodwill for the period ended August 3, 2008, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein	Corporate/
	Furnishings	Products	Licensing	Other	Total

Balance as of February 3, 2008	$63,659	$82,133	$176,209	$ -	$322,001
Contingent purchase price payments to
Mr. Calvin Klein	-	-	17,883	-	17,883
Adjustment to contingent purchase price payment
to Superba	(483)	-	-	-	(483)
Acquisition of Mulberry assets	5,202	-	-	-	5,202
Adjustment to CMI preliminary purchase
price allocation	-	-	-	4,831	4,831
Balance as of August 3, 2008	$68,378	$82,133	$194,092	$4,831	$349,434

Contingent purchase price payments to Mr. Calvin Klein relate to the Company’s acquisition in 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies (collectively, “Calvin Klein”). Such payments are based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands for 15 years from the date of purchase. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by the Company and its licensees and other business partners to retailers.

The Company acquired in January 2007 substantially all of the assets of Superba, Inc. (now known as Skipper, Inc., “Superba”). The Company is obligated to make contingent purchase price payments to Superba if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The Company estimated the payment based on the 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business to be $15,000 and recorded this amount in 2007 as an addition to goodwill. The Company paid Superba $14,517 in the first quarter of 2008 based on the actual calculation of the 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business, which resulted in an adjustment of $483 to goodwill during the twenty-six weeks ended August 3, 2008. The maximum payout that Superba can receive is $25,000 and $30,000 with respect to earnings in 2008 and 2009, respectively.

6.  RETIREMENT AND BENEFIT PLANS

The Company has noncontributory defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service.

The Company also has for certain of such employees an unfunded non-qualified supplemental defined benefit pension plan, which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon employment termination or retirement, or shortly thereafter.

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

As required by Financial Accounting Standards Board (“FASB”) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” for 2008, the Company changed its measurement date for plan assets and liabilities to coincide with its fiscal year end. The adoption of the measurement date provisions of FASB Statement No. 158 resulted in a reduction, net of tax, of $366 to the Company’s 2008 opening balance of retained earnings.

Net benefit cost related to the Company’s pension plans was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/08	8/5/07	8/3/08	8/5/07

Service cost, including plan expenses	$ 2,081	$ 2,038	$ 3,962	$ 3,864
Interest cost	4,055	3,649	7,916	7,238
Amortization of net loss	742	1,378	1,119	2,549
Expected return on plan assets	(4,585)	(4,334)	(9,171)	(8,676)
Amortization of prior service cost	10	21	19	51
Total	$ 2,303	$ 2,752	$ 3,845	$ 5,026

Net benefit cost related to the Company’s CAP Plan was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/08	8/5/07	8/3/08	8/5/07

Service cost, including plan expenses	$ 19	$ 46	$ 37	$ 92
Interest cost	247	251	494	502
Amortization of net gain	(22)	-	(44)	-
Total	$244	$297	$487	$594

Net benefit cost related to the Company’s postretirement plan was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/08	8/5/07	8/3/08	8/5/07

Interest cost	$ 352	$ 350	$ 712	$ 698
Amortization of net loss	64	99	136	194
Amortization of prior service credit	(205)	(205)	(409)	(409)
Total	$ 211	$ 244	$ 439	$ 483

7.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/08	8/5/07	8/3/08	8/5/07

Net income	$29,206	$39,100	$76,007	$92,106
Reclassification of retirement and benefit
plan costs to net income, net of taxes	365	802	509	1,479
Comprehensive income	$29,571	$39,902	$76,516	$93,585

The income tax effect related to the reclassification of pension and postretirement costs to net income was an expense of $224 and $312 for the thirteen and twenty-six weeks ended August 3, 2008, respectively, and $491 and $906 for the thirteen and twenty-six weeks ended August 5, 2007, respectively.

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

Through August 3, 2008, the Company has granted service-based NQs and RSUs, as well as contingently issuable performance shares under the 2006 Plan. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, an issuance of a stock option is counted as one share and an issuance of an RSU or performance share is counted as three shares. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006). The award agreements for options and RSUs granted under the 2006 Plan generally provide for accelerated vesting upon the participant’s retirement (as defined in the 2006 Plan). The maximum term of options granted under the 2006 Plan is ten years.

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

Net income for the twenty-six weeks ended August 3, 2008 and August 5, 2007 included $5,410 and $5,431, respectively, of pre-tax expense related to stock-based compensation.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed on a straight-line basis over the options’ vesting period.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the twenty-six weeks ended August 3, 2008 and August 5, 2007, respectively:

Twenty-Six Weeks Ended
	8/3/08	8/5/07
Weighted average risk-free interest rate	2.79%	4.69%
Weighted average expected option life	6.3 Years	6.3 Years
Weighted average expected volatility	29.5%	33.3%
Expected annual dividends per share	$ 0.15	$ 0.15
Weighted average estimated fair value per share of options granted	$12.16	$24.08

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

Service-based stock option activity for the twenty-six weeks ended August 3, 2008 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at February 3, 2008	3,336	$28.55
Granted	333	36.59
Exercised	173	15.69
Cancelled	13	34.11
Outstanding at August 3, 2008	3,483	$29.93
Exercisable at August 3, 2008	2,241	$25.00

RSUs granted to employees generally vest in three installments commencing two years after the date of grant. RSUs granted to non-employee directors vest in four equal installments commencing one year after the date of grant. The RSU award agreements provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of the RSUs is equal to the closing price of the Company’s common stock on the date of grant.

The fair value of the RSUs, net of estimated forfeitures, is expensed on a straight-line basis over the RSUs’ vesting period.

RSU activity for the twenty-six weeks ended August 3, 2008 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 3, 2008	155	$56.16
Granted	276	39.67
Vested	3	60.05
Cancelled	7	48.19
Non-vested at August 3, 2008	421	$45.46

The Company’s executive officers received contingently issuable performance share awards during the first quarter of 2008, subject to a performance period of three years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity during the applicable performance cycle. Depending on the level of objectives achieved, up to a total number of 89 shares could be issued for the three-year performance period. The Company records expense for the contingently issuable performance shares ratably based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the twenty-six weeks ended August 3, 2008 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 3, 2008	82	$53.53
Granted	89	41.80
Vested	-	-
Cancelled	-	-
Non-vested at August 3, 2008	171	$47.39

The Company receives a tax deduction for certain stock-based compensation transactions. The actual income tax benefits realized from stock-based compensation transactions for the twenty-six weeks ended August 3, 2008 and August 5, 2007 were $1,362 and $6,485, respectively. Of those amounts, $1,038 and $5,249, respectively, were reported as excess tax benefits from stock-based compensation transactions. Excess tax benefits arise when the actual tax benefit resulting from a stock option exercise or RSU or performance share vesting exceeds the tax benefit associated with the grant date fair value of the related stock award.

9.  ACTIVITY EXIT COSTS AND ASSET IMPAIRMENTS

Activity Exit Costs

The Company announced in the second quarter of 2008 that it will not renew its license agreements to operate Geoffrey Beene outlet retail stores and committed to a plan to close its Geoffrey Beene outlet retail division. This decision was based on the division not materially or consistently contributing to the Company’s overall profitability. The Geoffrey Beene outlet retail division, which operated approximately 100 stores at the time of the announcement, is expected to cease operations by the end of 2008. Approximately 25 stores will be converted, substantially all to the Calvin Klein outlet retail format, with the remaining stores being closed.

Costs associated with the closure of the Company’s Geoffrey Beene outlet retail division were as follows:

		Incurred During
	Total	the Thirteen and
	Expected	Twenty-Six
	to be	Weeks	Liability
	Incurred	Ended 8/3/08	at 8/3/08

Severance and termination benefits	$ 3,648	$ 872	$719
Long-lived asset impairments	5,977	5,977	-
Inventory liquidation costs	12,000	1,598	-
Lease termination and other costs	2,375	240	-
Total	$24,000	$8,687	$719

The estimate of $12,000 for inventory liquidation costs expected to be incurred includes excess markdowns above historical averages for inventory committed to but not received as of August 3, 2008.

The charges for severance and termination benefits, asset impairments, lease terminations and other costs are included in selling, general and administrative expenses of the Retail Apparel and Related Products segment. Inventory liquidation costs are included in cost of goods sold of the Retail Apparel and Related Products segment.

Asset Impairments

The recent performance of the Company’s continuing heritage brand outlet retail businesses (Bass, Van Heusen and Izod) was an impairment indicator in the second quarter of 2008, which caused the Company to evaluate whether the net book value of the long-lived assets in the Company’s heritage brand outlet retail stores was recoverable. Based on this evaluation, the Company determined that the long-lived assets in certain stores were not recoverable and recorded an impairment charge in selling, general and administrative expenses of $796 in the second quarter of 2008, of which $340 was included in the Retail Apparel and Related Products segment and $456 was included in the Retail Footwear and Related Products segment.

The level of profitability in the first quarter of 2007 in certain of the Company’s outlet retail stores was an impairment indicator, which caused the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in certain stores were not recoverable and recorded an impairment charge in selling, general and administrative expenses in the Retail Apparel and Related Products segment of $1,279 in the first quarter of 2007.

The determinations of the impairments recorded in the second quarter of 2008 and the first quarter of 2007 were made by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. Since the long-lived assets in certain stores were deemed not recoverable, the net book value of the long-lived assets in excess of the fair value was written off. Fair value was estimated based on the estimated recovery costs of the assets in the stores.

10.  SALE OF INVESTMENTS

Warnaco acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe on January 31, 2006. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. During the first quarter of 2007, $3,335 was released to the Company from escrow in connection with this sale. The Company received a distribution of $1,864 during the first quarter of 2008, representing its share of the amount that remained in escrow in connection with this sale. The Company recorded these amounts as gains during each of the applicable quarters.

11.  NET INCOME PER SHARE

The Company computed its basic and diluted net income per share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/08	8/5/07	8/3/08	8/5/07

Net income	$29,206	$39,100	$76,007	$92,106

Weighted average common shares outstanding for
basic net income per share	51,428	56,340	51,383	56,134
Weighted average impact of dilutive securities	936	1,340	898	1,428
Weighted average impact of dilutive warrant	97	163	89	162
Total shares for diluted net income per share	52,461	57,843	52,370	57,724

Basic net income per share	$ 0.57	$ 0.69	$ 1.48	$ 1.64

Diluted net income per share	$ 0.56	$ 0.68	$ 1.45	$ 1.60

Potentially dilutive securities excluded from the calculation of diluted net income per share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/08	8/5/07	8/3/08	8/5/07

Weighted average antidilutive securities	871	289	831	214

According to FASB Statement No. 128, “Earnings per Share,” contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per share for that period. The Company granted contingently issuable performance shares during the first quarters of 2008 and 2007 that did not meet the performance conditions as of August 3, 2008 and August 5, 2007 and, therefore, were excluded from the calculation of diluted net income per share for the thirteen and twenty-six weeks ended August 3, 2008 and August 5, 2007. The maximum number of potentially dilutive shares that could be issued upon vesting for the contingently issuable performance shares granted during the first quarter of 2008 and 2007 was 89 and 82, respectively. These contingently issuable performance shares were also excluded from the computation of weighted average antidilutive securities.

12.  NONCASH INVESTING TRANSACTIONS

During the twenty-six weeks ended August 3, 2008, the Company recorded an increase to property, plant and equipment of $46,608 related to capital expenditures that were paid in cash. In addition, during the twenty-six weeks ended August 3, 2008, the Company paid $7,810 in cash related to property, plant and equipment that was acquired in the fourth quarter of 2007.

During the twenty-six weeks ended August 3, 2008 and August 5, 2007, the Company recorded increases to goodwill of $17,883 and $14,876, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the twenty-six weeks ended August 3, 2008 and August 5, 2007, the Company paid $21,079 and $18,265, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

13.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments:  (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - The Company aggregates the results of its wholesale dress shirt and neckwear divisions into the Wholesale Dress Furnishings segment. The Company’s wholesale dress shirt division derives revenue primarily from marketing dress shirts under the brand names Van Heusen, IZOD, Eagle, Geoffrey Beene, ARROW, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, MICHAEL Michael Kors and, beginning in the first quarter of 2008, DKNY. The Company’s neckwear division derives revenue primarily from marketing neckwear under the brand names ARROW, IZOD, Calvin Klein, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Jones New York and, beginning in the first quarter of 2008, in connection with the acquisition of the Mulberry assets, Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess. In addition, through the second quarter of 2008, the Company sold neckwear under the Perry Ellis Portfolio brand name and agreed during the second quarter of 2008 to a termination of the license to sell neckwear under such brand. The Company markets its wholesale dress shirt and neckwear brands, as well as various private label brands, to department, mid-tier department and specialty stores.

Wholesale Sportswear and Related Products Segment - The Company aggregates the results of its wholesale sportswear divisions into the Wholesale Sportswear and Related Products segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW, Calvin Klein and, beginning principally in the second quarter of 2008, Timberland to department, mid-tier department and specialty stores. Additionally, beginning in the second quarter of 2007, this segment also derives revenue from marketing women’s sportswear under the brand name IZOD to department, mid-tier department and specialty stores.

Retail Apparel and Related Products Segment - The Company aggregates the results of its Van Heusen, Izod, Geoffrey Beene and Calvin Klein retail divisions into the Retail Apparel and Related Products segment. This segment derives revenue principally from operating retail stores, primarily in outlet centers, which sell apparel and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene and Calvin Klein. The Company announced in the second quarter of 2008 that it will not renew its license to operate Geoffrey Beene outlet retail stores and committed to a plan to cease operations of its Geoffrey Beene outlet retail division by the end of 2008. This segment also derives revenue from selling Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price retail store located in New York City. Beginning in the fourth quarter of 2007, this segment also derives revenue from the Company’s Calvin Klein specialty retail stores located in premier malls in the United States.

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

The following table presents summarized information by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/08	8/5/07	8/3/08	8/5/07

Revenue - Wholesale Dress Furnishings
Net sales	$106,179	$113,845	$ 251,451	$ 257,311
Royalty revenue	1,414	1,375	3,089	3,021
Advertising and other revenue	509	490	1,142	1,356
Total	108,102	115,710	255,682	261,688

Revenue - Wholesale Sportswear and Related Products
Net sales	108,623	122,659	279,876	285,917
Royalty revenue	2,648	2,530	5,260	5,266
Advertising and other revenue	1,203	879	2,390	1,956
Total	112,474	126,068	287,526	293,139

Revenue - Retail Apparel and Related Products
Net sales	189,078	175,453	348,615	327,890
Royalty revenue	1,851	1,891	3,651	3,831
Total	190,929	177,344	352,266	331,721

Revenue - Retail Footwear and Related Products
Net sales	73,422	76,906	133,391	138,197
Royalty revenue	75	50	233	100
Advertising and other revenue	29	235	104	611
Total	73,526	77,191	133,728	138,908

Revenue - Calvin Klein Licensing
Royalty revenue	49,987	39,137	103,730	84,371
Advertising and other revenue	22,954	16,926	43,600	34,455
Total	72,941	56,063	147,330	118,826

Revenue - Corporate/Other(1)
Net sales	2,995	-	10,133	-
Total	2,995	-	10,133	-

Total Revenue
Net sales	480,297	488,863	1,023,466	1,009,315
Royalty revenue	55,975	44,983	115,963	96,589
Advertising and other revenue	24,695	18,530	47,236	38,378
Total	$560,967	$552,376	$1,186,665	$1,144,282

Income before interest and taxes - Wholesale Dress Furnishings	$ 8,616	$ 11,254	$ 35,219	$ 36,267

Income before interest and taxes - Wholesale Sportswear
and Related Products	8,279	15,468	35,491	45,432

Income before interest and taxes - Retail Apparel
and Related Products	6,800(2)	18,340	15,295(2)	31,289

Income before interest and taxes - Retail Footwear
and Related Products	4,472	7,800	3,563	11,311

Income before interest and taxes - Calvin Klein Licensing	43,380	29,450	78,726	59,787

Loss before interest and taxes - Corporate/Other(1)	(17,061)	(14,376)	(31,235)	(27,271)

Income before interest and taxes	$ 54,486	$ 67,936	$ 137,059	$ 156,815

(1)

Includes corporate expenses not allocated to any reportable segments and the results of the Company’s Calvin Klein Collection wholesale business. These corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, the Company includes all stock-based compensation expenses in these corporate expenses.

(2)

Income before interest and taxes for the Retail Apparel and Related Products segment for the thirteen and twenty-six weeks ended August 3, 2008 includes costs of $8,687 associated with the closing of the Company’s Geoffrey Beene outlet retail division.

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

The Company has guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of August 3, 2008 is approximately $4,700, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $3,000 as of August 3, 2008, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, DKNY, Perry Ellis Portfolio, Tommy Hilfiger, Nautica, Ike Behar, Jones New York, J. Garcia, Claiborne, Timberland and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to the Mulberry acquisition refer to our April 2008 acquisition of certain assets of Mulberry Thai Silks, Inc., a manufacturer and distributor of neckwear in the United States, which we refer to as “Mulberry.”

References to our acquisition of CMI refer to our January 2008 acquisition of Confezioni Moda Italia S.r.L., which we refer to as “CMI.” CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with our Calvin Klein, Inc. subsidiary.

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

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, ARROW, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, Sean John, CHAPS, Donald J. Trump Signature Collection, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Jones New York and Timberland, which are licensed. In the first quarter of 2008, we acquired certain assets of Mulberry, which enabled us to add the J. Garcia and Claiborne brand names, among others, to our portfolio of licensed brands. In addition, through the second quarter of 2008, we sold neckwear under the Perry Ellis Portfolio brand name and agreed during the second quarter of 2008 to a termination of the license to sell neckwear under such brand.

Our historical business strategy has been to manage and market a portfolio of nationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference or distribution channel. We have expanded this strategy, including through our acquisitions of Calvin Klein in February 2003 and Arrow in December 2004. These acquisitions not only provided us with brands that offer additional distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear, thus building on our historical strategy, but also provided us with established international licensing businesses which do not require capital investments. These acquisitions have also provided us with growth opportunities in extending these brands through licensing into additional product categories and jurisdictions, as well as by providing us with some protection against general downturns in the U.S. economy. The Superba acquisition in January 2007 provided us with an established neckwear business base, which advances our historical strategy by adding a product category that can be leveraged into the strategy and is complementary to our heritage dress shirt business. The Mulberry acquisition in April 2008 built upon this base. The Superba and Mulberry acquisitions present us with opportunities to grow and enhance the performance of both the dress shirt and neckwear businesses by providing us with the ability to produce and market all of the neckwear for our owned brands over time and to leverage the design, merchandising and selling capabilities of both businesses to offer our customers a cohesive and comprehensive portfolio of branded dress shirts and neckwear. Our business strategy was also supported by our assumption of the wholesale IZOD women’s sportswear collection, which was previously a licensed business. During the second quarter of 2007, we assumed responsibility for the development and sale of the line, which allowed us to expand our operations for the first time to include the wholesale distribution of women’s sportswear.

We intend to continue to build upon our business strategy by implementing new initiatives that provide us with the opportunity to promote our products and to fill product and brand portfolio needs. This is evidenced by our opening of Calvin Klein specialty retail stores in premier malls in the U.S., which are intended to serve as a platform for showcasing the totality of the Calvin Klein white label “better” product. We opened nine of these stores through the first half of 2008 and opened one additional store in the third quarter of 2008. In addition, we have a licensing arrangement with The Timberland Company to design, source and market men’s and women’s casual sportswear under the Timberland brand in North America. We have assumed the management of the men’s apparel line for the Fall 2008 season and currently plan to launch a women’s line for Spring 2010. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that will complement our existing portfolio of sportswear brands and enable us to reach a broader spectrum of consumers.

A significant portion of our total income before interest and taxes is derived from international sources, primarily driven by the significant international component of our Calvin Klein licensing business. We intend to continue to expand our operations globally through direct marketing by us and through partnerships with licensees. We recently expanded our wholesale operations to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe and have entered into many license agreements with partners across the globe for our brands.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution of men’s dress shirts, men’s sportswear, neckwear and women’s sportswear (beginning in the second quarter of 2007); and (ii) the sale, through over 750 company-operated retail stores, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein.

We announced in the second quarter of 2008 our plan to close our Geoffrey Beene outlet retail division. The Geoffrey Beene outlet retail division, which operated approximately 100 stores at the time of the announcement, is expected to cease operations by the end of 2008. Approximately 25 stores will be converted, substantially all to the Calvin Klein outlet retail format, with the remaining stores being closed. We have recorded pre-tax charges of approximately $6 million related to non-cash asset impairments and approximately $3 million related to inventory liquidations, contract terminations, severance and other costs in the second quarter of 2008 in connection with the closure of the division. We expect to incur additional pre-tax charges of approximately $15 million related to inventory liquidations, contract terminations, severance and other costs over the balance of 2008. All charges associated with the closure are recorded in the Retail Apparel and Related Products segment.

Our stores principally operate in outlet centers. We also operate a full price store located in New York City under the Calvin Klein Collection brand, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. We began opening and operating in the third quarter of 2007 a limited number of specialty retail stores in premier malls in the United States under the Calvin Klein brand, in which we principally sell men’s and women’s better apparel and accessories. There are currently 10 such stores in operation.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 90% of total royalty, advertising and other revenue in the first half of 2008, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, watches and home furnishings.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 49% of such expenses in the first half of 2008. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 23% of selling, general and administrative expenses in the first half of 2008.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 3, 2008 Compared With Thirteen Weeks Ended August 5, 2007

Net Sales

Net sales in the second quarter of 2008 decreased 1.8% to $480.3 million from $488.9 million in the second quarter of the prior year. The decrease of $8.6 million was due principally to the net effect of the items described below:

•

the reduction of $21.7 million of net sales attributable to our wholesale segments resulting primarily from declines in our heritage brand sportswear and dress furnishings businesses. These declines were due, in part, to the recent bankruptcy filings of certain of our wholesale customers, combined with the negative impact of the difficult overall macroeconomic environment in the United States. Partially offsetting these decreases was the addition of sales associated with the launch of our Timberland wholesale men’s sportswear business in the second quarter of 2008 and a full quarter of sales of our IZOD women’s sportswear line, which began shipping late in the second quarter of 2007;

•

the addition of $10.1 million of net sales attributable to growth in our retail segments driven by the opening of Calvin Klein specialty retail stores located in premier malls in the United States, as well as store openings and strong performance in our Calvin Klein outlet retail business.  Partially offsetting this increase were declines in our heritage brand outlet retail businesses. Total outlet retail comparable store sales decreased 2% for the quarter, with the Calvin Klein outlet retail business achieving comparable store sales growth of 9% and the heritage brand outlet retail businesses experiencing a comparable store sales decline of 5%. We exclude from our comparable store sales percentage measures all stores that are scheduled to be closed.  As such, our Geoffrey Beene outlet retail stores are excluded from the foregoing comparable store sales measures; and

•

the addition of $3.0 million of net sales attributable to our recent acquisition of CMI.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the second quarter of 2008 increased 27.0% to $80.7 million from $63.5 million in the second quarter of the prior year. This increase was primarily attributable to our Calvin Klein Licensing segment, as a result of growth across virtually all product categories and regions of the globe, with jeans and underwear performing exceptionally well.

Gross Profit on Total Revenue

Gross profit on total revenue in the second quarter of 2008 was $288.9 million, or 51.5% of total revenue, compared with $277.5 million, or 50.2% of total revenue in the second quarter of the prior year. The 130 basis point increase was due to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue. This increase was offset, in part, by a decrease in gross margin due to increased promotional selling in our heritage brand outlet retail businesses, which were negatively affected by the overall weak retail environment.  Also negatively affecting the gross profit percentage was a 30 basis point decrease in gross margin as a result of inventory liquidation markdowns associated with the closure of our Geoffrey Beene outlet retail division.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the second quarter of 2008 were $234.5 million, or 41.8% of total revenue, compared with $209.5 million, or 37.9% of total revenue, in the second quarter of the prior year. The 390 basis point increase includes an increase of approximately 130 basis points related to asset impairments, severance, contract termination and other costs associated with the closure of our Geoffrey Beene outlet retail division. The remaining 260 basis point increase was due principally to the sales decreases in our heritage outlet retail businesses mentioned previously, SG&A expenses associated with our new Calvin Klein specialty retail stores and additional expenses associated with the continued opening of Calvin Klein outlet retail stores, as our retail businesses typically have higher expense rates than our wholesale businesses. The $24.9 million increase in SG&A expenses in the second quarter of 2008 included: (i) increased expenses of approximately $9.0 million associated with our new Timberland wholesale men’s sportswear business and Calvin Klein specialty retail stores; (ii) expenses of $7.1 million related to asset impairments, severance, contract termination and other costs associated with the closure of our Geoffrey Beene outlet retail division; (iii) operating expenses of $4.6 million related to our recent acquisition of CMI; (iv) an increase in advertising expenditures of $2.0 million, due principally to the timing of expenditures; and (v) increased expenses of $1.4 million in our retail segments principally related to the continued opening of Calvin Klein outlet retail stores.

Interest Expense and Interest Income

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Interest expense of $8.4 million in the second quarter of 2008 was relatively flat to the prior year’s second quarter amount of $8.5 million. Interest income decreased to $1.6 million in the second quarter of 2008 from $4.6 million in the second quarter of the prior year. This decrease was due principally to a decrease in our cash position during 2008 as a result of the completion of our $200.0 million stock repurchase in the fourth quarter of 2007, combined with a decrease in investment rates of return compared to the prior year.

Income Taxes

In the first quarter of 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”). Under FIN 48, volatility in our tax rate may occur, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate our unrecognized tax benefits.

Income taxes for the second quarter of 2008 were provided for at a rate of 38.7% compared with last year’s full year rate of 37.8%.

Twenty-Six Weeks Ended August 3, 2008 Compared With Twenty-Six Weeks Ended August 5, 2007

Net Sales

Net sales in the first half of 2008 increased 1.4% to $1,023.5 million from $1,009.3 million in the first half of the prior year. The increase of $14.2 million was due principally to the net effect of the items described below:

•

the addition of $15.9 million of net sales attributable to growth in our retail segments driven by the opening of Calvin Klein specialty retail stores located in premier malls in the United States, as well as store openings and strong performance in our Calvin Klein outlet retail business. Partially offsetting this increase were declines in our heritage brand outlet retail businesses. Total outlet retail comparable store sales decreased 2% for the first half, with the Calvin Klein outlet retail business achieving comparable store sales growth of 9% and the heritage brand outlet retail businesses experiencing a comparable store sales decline of 5%. We exclude from our comparable store sales percentage measures all stores that are scheduled to be closed.  As such, our Geoffrey Beene outlet retail stores are excluded from the foregoing comparable store sales measures;

•

the reduction of $11.9 million of net sales attributable to our wholesale segments resulting principally from declines in our heritage brand sportswear and dress furnishings businesses. These declines were due, in part, to the recent bankruptcy filings of certain of our wholesale customers, combined with the negative impact of the difficult overall macroeconomic environment in the United States. Partially offsetting these decreases was the addition of sales associated with the launch of our Timberland wholesale men’s sportswear business in the second quarter of 2008, a full six months of sales of our IZOD women’s sportswear line, which began shipping late in the second quarter of 2007, and growth in our Calvin Klein men’s sportswear business; and

•

the addition of $10.1 million of net sales attributable to our recent acquisition of CMI.

Our net sales for the full year 2008 are expected to increase approximately 5% to 6% due to projected growth in our Calvin Klein men’s sportswear business, the continued opening of Calvin Klein outlet retail stores and comparable store sales growth in our Calvin Klein outlet retail business, the impact of a full year of sales from our IZOD women’s sportswear business, the launch of our Timberland wholesale men’s sportswear line, which began selling principally in the second quarter of 2008, the sales of the recently opened Calvin Klein specialty retail stores located in premier malls in the United States and the sales of our recently acquired CMI subsidiary.  Partially offsetting these increases are anticipated sales decreases in our heritage outlet retail businesses as a result of the continued overall weak retail environment in the United States.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the first half of 2008 increased 20.9% to $163.2 million from $135.0 million in the first half of the prior year. This increase was primarily attributable to our Calvin Klein Licensing segment, as a result of growth across virtually all product categories and regions of the globe, with jeans and underwear performing exceptionally well.

We currently expect that royalty, advertising and other revenue will increase approximately 15% in our Calvin Klein Licensing segment for the full year 2008 as a result of growth in the businesses of existing licensees, as well as royalties generated under new license agreements. Royalty, advertising and other revenue in our other segments is expected to be relatively flat for the full year 2008.

Gross Profit on Total Revenue

Gross profit on total revenue in the first half of 2008 was $599.7 million, or 50.5% of total revenue, compared with $570.0 million, or 49.8% of total revenue in the first half of the prior year. The 70 basis point increase was due to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue. This increase was offset, in part, by a decrease in gross margin due to increased promotional selling in our heritage brand outlet retail businesses, which were negatively affected by the overall weak retail environment.  Also negatively affecting the gross profit percentage was a 20 basis point decrease in gross margin as a result of inventory liquidation markdowns associated with the closure of our Geoffrey Beene outlet retail division.

We currently expect that the gross profit on total revenue percentage will decrease approximately 20 basis points for the full year 2008 compared to 2007. This includes a decrease of approximately 50 basis points related to inventory liquidation markdowns associated with closing our Geoffrey Beene outlet retail division. The remaining increase of 30 basis points is expected to be driven by gross margin growth attributable to our Calvin Klein businesses, which is expected to be partially offset by gross margin declines in our heritage brand outlet retail businesses due principally to additional promotional selling.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first half of 2008 were $464.5 million, or 39.1% of total revenue, and $416.5 million, or 36.4% of total revenue, in the first half of the prior year. The 270 basis point increase includes an increase of approximately 60 basis points related to asset impairments, severance, contract termination and other costs associated with the closure of our Geoffrey Beene outlet retail division. The remaining 210 basis point increase was due principally to the addition of expenses associated with our new Timberland wholesale men’s sportswear business, which began shipping principally in the second quarter of 2008, SG&A expenses associated with our new Calvin Klein specialty retail stores and additional expenses associated with the continued opening of Calvin Klein outlet retail stores, as our retail businesses typically have higher expense rates than our wholesale businesses. The $48.0 million increase in SG&A expenses in the first half of 2008 included: (i) increased expenses of approximately $16.0 million associated with our new Timberland wholesale men’s sportswear business and Calvin Klein specialty retail stores; (ii) an increase in advertising expenditures of $7.6 million, due principally to the timing of expenditures; (iii) operating expenses of $7.4 million related to our recent acquisition of CMI; (iv) expenses of $7.1 million related to asset impairments, severance, contract termination and other costs associated with the closure of our Geoffrey Beene outlet retail division; and (v) increased expenses of $4.2 million in our retail segments principally related to the continued opening of Calvin Klein outlet retail stores.

Our full year 2008 SG&A expenses as a percentage of total revenue is currently expected to increase approximately 170 to 180 basis points. This includes an increase of approximately 50 basis points related to asset impairments, severance, contract termination and other costs associated with closing our Geoffrey Beene outlet retail division. The remaining increase of 120 to 130 basis points is due primarily to higher SG&A expenses associated with our new Calvin Klein specialty retail stores and additional expenses associated with the continued opening of Calvin Klein outlet retail stores, as our retail businesses typically have higher expense rates than our wholesale businesses.

Gain on Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. During the first quarter of 2007, $3.3 million was released to us from escrow in connection with this sale. During the first quarter of 2008, we received a distribution of $1.9 million representing our share of the amount that remained in escrow. We recorded these amounts as gains in each of the respective quarters.

Interest Expense and Interest Income

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Interest expense of $16.8 million in the first half of 2008 was relatively flat to the prior year’s first half amount of $17.0 million. Interest income decreased to $3.4 million in the first half of 2008 from $8.6 million in the first half of the prior year. This decrease was due principally to a decrease in our cash position in the first half of 2008 as a result of the completion of our $200.0 million stock repurchase in the fourth quarter of 2007, combined with a decrease in investment rates of return compared to the prior year.

Income Taxes

Income taxes for the first half of 2008 were provided for at a rate of 38.6% compared with last year’s full year rate of 37.8%. We currently anticipate that our full year 2008 tax expense as a percentage of pre-tax income will be between 36.5% and 37.0%.   The decline in the full year tax rate for 2008 is due to discrete items that we expect will occur in the second half of 2008 that did not occur in 2007.

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

Operations

Cash provided by operating activities was $107.4 million in the first half of 2008, which compares with $35.0 million in the first half of the prior year. This increase was due, in part, to $38.5 million of cash proceeds we received in connection with our acquisition of CMI. Please see Note 3, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion. Also contributing to the increase was a change in working capital, including: (i) an increase in cash resulting from a change in inventories, as inventories remained relatively flat at the end of the second quarter of 2008 when compared to the year end 2007 balance in order to maintain clean inventory levels in a difficult retail environment, while inventories in the prior year reflected an increase due to an anticipated sales increase; and (ii) an increase in cash resulting from a change in receivables due to the timing and amounts of shipments in the second quarter of 2008 as compared to the second quarter of 2007. This was partially offset by a decrease in cash resulting from a change in accounts payable, accrued expenses and deferred revenue due principally to the timing of inventory payments in our sportswear and retail businesses.

Capital Expenditures

Our capital expenditures paid in cash in the first half of 2008 were $54.4 million. We currently expect that capital expenditures for the full year 2008 will be approximately $90.0 million. This compares to the capital expenditures paid in cash for the full year 2007 of $94.7 million.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments for 15 years from the date of purchase based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other business partners to retailers. Such contingent purchase price payments totaled $21.1 million in the first half of 2008. We currently expect that such payments will be $40.0 million to $42.0 million for the full year 2008.

In connection with the Superba acquisition in January 2007, we are obligated to pay Superba contingent purchase price payments if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. Any such contingent purchase price payments are payable 90 days after each applicable fiscal year end. Such contingent purchase price payments totaled $14.5 million in the first quarter of 2008 based on the actual calculation of the 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. The maximum payout that Superba can receive is $25.0 million and $30.0 million with respect to earnings in 2008 and 2009, respectively.

Acquisition of CMI

We acquired CMI from Warnaco, Inc. (“Warnaco”) on January 30, 2008. CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with our Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for us assuming ownership of CMI, Warnaco made a payment of $38.5 million to us in the first quarter of 2008. As part of this transaction, we paid to Warnaco $17.1 million in the first quarter of 2008 based on a percentage of the net working capital of CMI as of the closing date. This amount is subject to adjustment and we are in the process of finalizing the closing date valuation. Please see Note 3, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion.

Acquisition of Mulberry

We completed the Mulberry acquisition in the first quarter of 2008. We acquired the rights to produce and market neckwear under the Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess brands in connection with this transaction. We paid $11.4 million, including transaction expenses, during the twenty-six weeks ended August 3, 2008 in connection with the acquisition. We are in the process of finalizing the closing date valuation. As such, this amount is subject to adjustment. Please see Note 4, “Acquisition of Mulberry Assets,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion.

Dividends

Our common stock, which as of August 3, 2008 is the only class of stock issued, currently pays annual dividends totaling $0.15 per share.

We project that cash dividends on our common stock in 2008 will be $7.7 million to $7.8 million based on our current dividend rate, the number of shares of our common stock outstanding at August 3, 2008 and our estimates of stock issuances in 2008 in connection with our stock-based compensation.

Cash Flow Summary

Our net cash outflow in the first half of 2008 was $9.4 million. Cash flow for the full year 2008 will be impacted by various other factors in addition to those discussed above in this “Liquidity and Capital Resources” section. For example, the exercise of stock options provided $12.6 million of cash in 2007. We currently estimate the proceeds from stock option exercises to be lower in 2008.

Based on our current operations, and considering all of the above factors, we currently expect to generate $80.0 million to $90.0 million of cash flow for the full year 2008. This estimate includes the one-time costs associated with closing our Geoffrey Beene outlet retail division, net of the benefit associated with liquidating the working capital of this division. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, working capital requirements or other items, including acquisitions and equity transactions, could occur, which could cause our cash flow to vary significantly from this estimate.

Financing Arrangements

Our capital structure as of August 3, 2008 was as follows:

(in millions)

Long-term debt	$ 399.6
Stockholders’ equity	$1,037.9

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility that provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, which may be increased by us under certain conditions by up to $100.0 million, with a sublimit of $50.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first half of 2008, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $148.1 million. As of August 3, 2008, we had $134.0 million outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility during the remainder of 2008.

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

Due to the above factors, our operating results for the thirteen and twenty-six week periods ended August 3, 2008 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 3, 2008 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of August 3, 2008, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.3 million annually.

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

Somewhat mitigating our exposure to changes in the exchange rate for the Euro is our Calvin Klein administrative office in Milan, Italy. Operating expenses of our recently-acquired CMI business have further mitigated our exposure to changes in the exchange rate of the Euro, as the acquired business has certain operations in Italy. During times of a strengthening United States dollar against the Euro, the expenses associated with these business operations will be favorably impacted, and during times of a weakening United States dollar against the Euro, the expenses associated with these business operations will be negatively impacted.

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

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	(a) Total	(b) Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased	(or Unit)	or Programs	Plans or Programs

May 5, 2008 -
June 1, 2008	-	$ -	-	$2,072(2)

June 2, 2008 -
July 6, 2008	508(1)	42.79(1)	-	2,072(2)

July 7, 2008 -
August 3, 2008	-	-	-	2,072(2)

Total	508(1)	$42.79(1)	-	$2,072(2)

(1) Our Stock Option Plans generally provide participants with the right to deliver previously owned stock to pay the exercise price of stock options. All shares shown in this table were delivered during the second quarter of 2008 in payment of the exercise price for stock options that permitted such delivery.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Our Annual Meeting of Stockholders was held on June 19, 2008. There were present in person or by proxy, holders of 47,224,250 shares of our common stock, or 91.9% of all shares of common stock eligible to be voted at the meeting. The holders of the common stock voted on all matters reported below.

The following directors were elected to serve for a term of one year:

	For	Vote Withheld

Mary Baglivo	44,642,032	2,582,218
Emanuel Chirico	42,374,219	4,850,031
Edward H. Cohen	42,015,637	5,208,613
Joseph B. Fuller	36,952,391	10,271,859
Margaret L. Jenkins	44,657,809	2,566,441
Bruce Maggin	42,365,566	4,858,684
V. James Marino	44,647,268	2,576,982
Henry Nasella	44,314,541	2,909,709
Rita M. Rodriguez	44,655,323	2,568,927
Craig Rydin	44,644,513	2,579,737

The proposal for Ernst & Young LLP to serve as our independent auditors until our next Annual Meeting of Stockholders was ratified. The votes were 44,562,059 For; 2,570,203 Against; and 91,988 Abstentions.

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

10.1

First Amendment to Amended and Restated Employment Agreement, dated July 1, 2008, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 3, 2008).

10.2

Restricted Stock Unit Award Agreement, dated July 1, 2008, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 3, 2008).

10.3	Form of Restricted Stock Unit Award Agreement for Special Grants to Allen Sirkin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 3, 2008).

+10.4	Revised Form of Restricted Stock Unit Agreement for Employees under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of July 1, 2008.

+10.5	Revised Form of Restricted Stock Unit Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of July 1, 2008.

+10.6	Schedule of Non-Management Directors’ Fees, effective June 19, 2008.

+15	Acknowledgement of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Filed herewith.

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

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  September 11, 2008

/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit

Description

10.4	Revised Form of Restricted Stock Unit Agreement for Employees under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of July 1, 2008.

10.5	Revised Form of Restricted Stock Unit Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of July 1, 2008.

10.6	Schedule of Non-Management Directors’ Fees, effective June 19, 2008.

15	Acknowledgement of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.