Form 10-Q
period 2008-11-02
PHILLIPS VAN HEUSEN CORP /DE/
filed 2008-12-11
CIK 78239

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2008

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of December 2, 2008 was 51,477,957.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of November 2, 2008, February 3, 2008 and November 4, 2007	2

Consolidated Income Statements for the Thirteen and Thirty-Nine Weeks Ended November 2, 2008
and November 4, 2007	3

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2008 and
November 4, 2007	4

Notes to Consolidated Financial Statements	5-15

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	16-24

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	24-25

Item 4 - Controls and Procedures	25

PART II -- OTHER INFORMATION

Item 6 - Exhibits	26-27

Signatures	28

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have reviewed the consolidated balance sheets of Phillips-Van Heusen Corporation as of November 2, 2008 and November 4, 2007, the related consolidated income statements for the thirteen and thirty-nine week periods ended November 2, 2008 and November 4, 2007 and the related consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2008 and November 4, 2007. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York

December 10, 2008

Phillips-Van Heusen Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	November 2,	February 3,	November 4,
	2008	2008	2007
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$ 197,557	$ 269,914	$ 336,629
Trade receivables, net of allowances for doubtful accounts of
$5,252, $2,611 and $2,587	301,173	154,355	264,083
Other receivables	15,124	31,622	10,590
Inventories	329,001	322,223	332,107
Prepaid expenses	29,650	48,295	31,058
Other, including deferred taxes of $0, $0 and $1,969	4,904	9,810	9,026
Total Current Assets	877,409	836,219	983,493
Property, Plant and Equipment, net	253,284	232,028	202,748
Goodwill	366,943	322,001	295,363
Tradenames	621,135	621,135	621,135
Perpetual License Rights	86,000	86,000	86,000
Customer Relationships, net	34,653	32,943	33,534
Other Assets	44,475	42,068	29,573
Total Assets	$2,283,899	$2,172,394	$2,251,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 104,473	$ 112,829	$ 128,090
Accrued expenses, including deferred taxes of $2,853, $2,853
and $0	211,513	212,900	174,565
Deferred revenue	33,611	34,419	20,641
Total Current Liabilities	349,597	360,148	323,296
Long-Term Debt	399,564	399,552	399,549
Other Liabilities, including deferred taxes of $219,828, $219,552
and $221,377	443,673	456,411	418,469

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares
authorized; no shares issued or outstanding	-	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; 56,700,448; 56,505,842 and 56,491,355 shares issued	56,700	56,506	56,491
Additional capital	571,571	558,960	556,052
Retained earnings	680,117	558,538	528,204
Accumulated other comprehensive loss	(16,960)	(17,384)	(29,981)
Less: 5,222,491; 5,221,857 and 4,207 shares of common stock
held in treasury, at cost	(200,363)	(200,337)	(234)
Total Stockholders’ Equity	1,091,065	956,283	1,110,532
Total Liabilities and Stockholders’ Equity	$2,283,899	$2,172,394	$2,251,846

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 4,	November 2,	November 4,
	2008	2007	2008	2007

Net sales	$636,210	$611,399	$1,659,676	$1,620,714
Royalty revenue	66,690	62,851	182,653	159,440
Advertising and other revenue	24,584	22,120	71,820	60,498
Total revenue	727,484	696,370	1,914,149	1,840,652

Cost of goods sold	386,184	367,762	973,122	942,018

Gross profit	341,300	328,608	941,027	898,634

Selling, general and administrative expenses	254,832	226,310	719,364	642,856

Gain on sale of investments	-	-	1,864	3,335

Income before interest and taxes	86,468	102,298	223,527	259,113

Interest expense	8,486	8,405	25,250	25,378
Interest income	1,455	4,300	4,880	12,856

Income before taxes	79,437	98,193	203,157	246,591

Income tax expense	25,738	37,314	73,451	93,606

Net income	$ 53,699	$ 60,879	$ 129,706	$ 152,985

Basic net income per share	$ 1.04	$ 1.08	$ 2.52	$ 2.72

Diluted net income per share	$ 1.03	$ 1.05	$ 2.48	$ 2.65

Dividends declared per share	$ 0.075	$ 0.075	$ 0.15	$ 0.15

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Thirty-Nine Weeks Ended
	November 2,	November 4,
	2008	2007

OPERATING ACTIVITIES
Net income	$129,706	$152,985
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	35,169	28,540
Amortization	5,682	5,243
Deferred taxes	276	1,359
Stock-based compensation	8,391	7,668
Gain on sale of investments	(1,864)	(3,335)
Impairment of long-lived assets	8,123	1,331

Changes in operating assets and liabilities:
Trade receivables	(148,741)	(171,135)
Inventories	(5,195)	(47,213)
Accounts payable, accrued expenses and deferred revenue	5,817	37,855
Prepaid expenses	17,232	8,495
Proceeds in connection with acquisition of CMI	38,500	-
Other, net	(13,680)	21,381
Net cash provided by operating activities	79,416	43,174

INVESTING ACTIVITIES(1)
Purchase of property, plant and equipment	(72,099)	(61,026)
Contingent purchase price payment to Superba	(14,517)	-
Contingent purchase price payments to Mr. Calvin Klein	(29,556)	(25,049)
Acquisition of CMI	(17,146)	-
Acquisition of Mulberry	(11,309)	-
Acquisition of BVH	(5,449)	-
Sale of investments	1,864	3,335
Purchase price adjustment from acquisition of Superba, net	-	782
Net cash used by investing activities	(148,212)	(81,958)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,086	12,351
Excess tax benefits from stock-based compensation transactions	1,140	5,599
Cash dividends on common stock	(7,760)	(8,452)
Acquisition of treasury shares	(27)	(184)
Net cash (used) provided by financing activities	(3,561)	9,314

Decrease in cash(2)	(72,357)	(29,470)

Cash at beginning of period	269,914	366,099

Cash at end of period	$197,557	$336,629

(1) See Note 13 for information on noncash investing transactions.

(2) The effect of exchange rate changes on cash and cash equivalents was immaterial for the thirty-nine weeks ended November 2, 2008 and November 4, 2007.

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

The results of operations for the thirteen and thirty-nine weeks ended November 2, 2008 and November 4, 2007 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

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

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventory is determined using the last-in, first-out method (“LIFO”). Cost for principally all other inventory is determined using the first-in, first-out method (“FIFO”). At November 2, 2008, February 3, 2008 and November 4, 2007, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  ACQUISITION OF CMI

The Company acquired 100% of the issued and outstanding shares of Confezioni Moda Italia, S.r.L. (“CMI”) from Warnaco, Inc. (“Warnaco”) on January 30, 2008. CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with the Company’s Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for the Company’s assuming ownership of CMI, Warnaco made a payment of $38,500 to the Company in the first quarter of 2008. Under the terms of the acquisition agreement, the amount paid to the Company is subject to certain refund provisions if the Company were to cease operating the Calvin Klein Collection businesses prior to 2012. The Company will amortize into income each year that it continues to operate such business the amount set forth in the acquisition agreement that would have been refunded to Warnaco for such year if the Company had ceased operating such business. Each amount so amortized is recorded in equal quarterly installments. As part of this transaction, the Company paid to Warnaco $17,146 in the first quarter of 2008 based on a percentage of Warnaco’s estimate of the net working capital of CMI as of the closing date. This amount is subject to adjustment. During the second quarter of 2008, the Company adjusted the preliminary allocation of the purchase price based on the Company’s calculation of the working capital of CMI as of the closing date, which resulted in the Company recording goodwill of $4,831. Pursuant to the process set forth in the amended acquisition agreement, the Company has submitted its calculation of the closing date working capital to Warnaco and Warnaco has disputed the calculation. Warnaco and the Company are in discussion to resolve the disputed calculation, which would be submitted to arbitration if they cannot agree. As a result of such dispute, the amount of goodwill recorded could change materially. The Company granted Warnaco certain new licenses and expanded certain existing license rights as part of the CMI transaction.

4.  ACQUISITION OF MULBERRY ASSETS

The Company acquired in April 2008 certain assets (including certain inventories and receivables) of Mulberry Thai Silks, Inc. (“Mulberry”), a manufacturer and distributor of neckwear in the United States. The Company acquired the rights to produce and market neckwear under the Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess brands in connection with this transaction. The Company paid $11,309, including transaction expenses, during the thirty-nine weeks ended November 2, 2008 in connection with the acquisition.

5.  ACQUISITION OF BVH ASSETS

The Company acquired through a subsidiary in October 2008 from The British Van Heusen Company Limited, a former licensee of Van Heusen men’s dresswear and accessories in the United Kingdom and Ireland, and one of its affiliates (together, “BVH”) certain assets (including inventories) of the licensed business. The Company paid $5,449 during the third quarter of 2008 in connection with the acquisition. The amount paid by the Company is subject to adjustment based on the actual valuation of the closing date working capital of the acquired business. The Company is in the process of finalizing the valuation.

6.  GOODWILL

The changes in the carrying amount of goodwill for the period ended November 2, 2008, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of February 3, 2008	$63,659	$82,133	$176,209	$322,001
Contingent purchase price payments to
Mr. Calvin Klein	-	-	30,083	30,083
Adjustment to contingent purchase price payment
to Superba	(483)	-	-	(483)
Goodwill from acquisition of Mulberry assets	7,434	-	-	7,434
Adjustment to CMI preliminary purchase
price allocation	-	-	4,831	4,831
Goodwill from acquisition of BVH assets	3,358	-	-	3,358
Currency translation	(281)	-	-	(281)
Balance as of November 2, 2008	$73,687	$82,133	$211,123	$366,943

Contingent purchase price payments to Mr. Calvin Klein relate to the Company’s acquisition in 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies (collectively, “Calvin Klein”). Such payments are based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands for 15 years from the date of purchase. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by the Company and its licensees and other licensing partners to retailers.

The Company acquired in January 2007 substantially all of the assets of Superba, Inc. (now known as Skipper, Inc., “Superba”). The Company is obligated to make contingent purchase price payments to Superba if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The Company estimated the payment based on the 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business to be $15,000 and recorded this amount in 2007 as an addition to goodwill. The Company paid Superba $14,517 in the first quarter of 2008 based on the actual calculation of the 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business, which resulted in an adjustment of $483 to goodwill during the thirty-nine weeks ended November 2, 2008. The maximum payout that Superba can receive is $25,000 and $30,000 with respect to earnings in 2008 and 2009, respectively.

7.  RETIREMENT AND BENEFIT PLANS

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

In addition to the defined benefit pension plans described above, the Company has a capital accumulation program (“CAP Plan”), which is an unfunded non-qualified supplemental defined benefit plan covering six current and 16 retired executives. Under the individual participants’ CAP Plan agreements, the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the CAP Plan for at least 10 years and has attained age 55.

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

Net benefit cost related to the Company’s pension plans was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/08	11/4/07	11/2/08	11/4/07

Service cost, including plan expenses	$ 1,981	$ 1,932	$ 5,943	$ 5,796
Interest cost	3,958	3,619	11,874	10,857
Amortization of net loss	559	1,275	1,678	3,824
Expected return on plan assets	(4,585)	(4,338)	(13,756)	(13,014)
Amortization of prior service cost	10	25	29	76
Total	$ 1,923	$ 2,513	$ 5,768	$ 7,539

Net benefit cost related to the Company’s CAP Plan was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/08	11/4/07	11/2/08	11/4/07

Service cost, including plan expenses	$ 19	$ 46	$ 56	$138
Interest cost	246	251	740	753
Amortization of net gain	(21)	-	(65)	-
Total	$244	$297	$731	$891

Net benefit cost related to the Company’s postretirement plan was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/08	11/4/07	11/2/08	11/4/07

Interest cost	$ 355	$ 349	$1,067	$1,047
Amortization of net loss	67	97	203	291
Amortization of prior service credit	(203)	(204)	(612)	(613)
Total	$ 219	$ 242	$ 658	$ 725

8.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/08	11/4/07	11/2/08	11/4/07

Net income	$53,699	$60,879	$129,706	$152,985
Foreign currency translation adjustments,
net of taxes	(392)	-	(392)	-
Reclassification of retirement and benefit
plan costs to net income, net of taxes	255	740	764	2,219
Comprehensive income	$53,562	$61,619	$130,078	$155,204

The income tax effect related to the above items was a benefit of $84 and an expense of $228 for the thirteen and thirty-nine weeks ended November 2, 2008, respectively. The income tax effect related to the above items was an expense of $453 and $1,359 for the thirteen and thirty-nine weeks ended November 4, 2007, respectively.

9.  STOCK-BASED COMPENSATION

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

The Company may grant the following types of incentive awards under the 2006 Plan: (i) non-qualified stock options (“NQs”); (ii) incentive stock options (“ISOs”); (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; and (vii) other stock-based awards. Each award granted under the 2006 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, applicable performance period(s) and performance measure(s), and such other terms and conditions as the plan committee determines.

Through November 2, 2008, the Company has granted service-based NQs and RSUs, as well as contingently issuable performance shares under the 2006 Plan. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, an issuance of a stock option is counted as one share and an issuance of an RSU or performance share is counted as three shares. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net income for the thirty-nine weeks ended November 2, 2008 and November 4, 2007 included $8,391 and $7,668, respectively, of pre-tax expense related to stock-based compensation.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed on a straight-line basis over the options’ vesting period.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirty-nine weeks ended November 2, 2008 and November 4, 2007, respectively:

Thirty-Nine Weeks Ended
	11/2/08	11/4/07
Weighted average risk-free interest rate	2.79%	4.69%
Weighted average expected option life	6.3 Years	6.3 Years
Weighted average expected volatility	29.5%	33.3%
Expected annual dividends per share	$ 0.15	$ 0.15
Weighted average estimated fair value per share of options granted	$12.16	$24.08

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

Service-based stock option activity for the thirty-nine weeks ended November 2, 2008 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at February 3, 2008	3,336	$28.55
Granted	333	36.59
Exercised	192	16.09
Cancelled	16	33.87
Outstanding at November 2, 2008	3,461	$29.98
Exercisable at November 2, 2008	2,230	$25.09

Options currently outstanding are generally cumulatively exercisable in four equal installments commencing one year after the date of grant. The vesting of options outstanding is also accelerated upon retirement (as defined in the applicable plan). Options are generally granted with a 10-year term.

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

RSU activity for the thirty-nine weeks ended November 2, 2008 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 3, 2008	155	$56.16
Granted	285	39.62
Vested	3	60.05
Cancelled	11	47.36
Non-vested at November 2, 2008	426	$45.30

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

Performance share activity for the thirty-nine weeks ended November 2, 2008 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 3, 2008	82	$53.53
Granted	89	41.80
Vested	-	-
Cancelled	-	-
Non-vested at November 2, 2008	171	$47.39

The Company receives a tax deduction for certain stock-based compensation transactions. The actual income tax benefits realized from stock-based compensation transactions for the thirty-nine weeks ended November 2, 2008 and November 4, 2007 were $1,508 and $6,891, respectively. Of those amounts, $1,140 and $5,599, respectively, were reported as excess tax benefits from stock-based compensation transactions. Excess tax benefits arise when the actual tax benefit resulting from a stock option exercise or delivery of shares upon vesting of RSUs or performance shares exceeds the tax benefit associated with the grant date fair value of the related stock award.

10.  ACTIVITY EXIT COSTS AND ASSET IMPAIRMENTS

Activity Exit Costs

The Company announced in the second quarter of 2008 that it will not renew its license agreements to operate Geoffrey Beene outlet retail stores and committed to a plan to close its Geoffrey Beene outlet retail division. This decision was based on the division not materially or consistently contributing to the Company’s overall profitability. The Geoffrey Beene outlet retail division, which operated approximately 100 stores at the time of the announcement, is expected to cease operations by the end of 2008. As of the end of the third quarter, approximately 15 of these stores had been closed. Approximately 20 stores will be converted, substantially all to the Calvin Klein outlet retail format.

Costs associated with the closure of the Company’s Geoffrey Beene outlet retail division were as follows:

	Total	Incurred During	Incurred During
	Expected	the Thirteen	the Thirty-Nine
	to be	Weeks	Weeks	Liability
	Incurred	Ended 11/2/08	Ended 11/2/08	at 11/2/08

Severance and termination benefits	$ 2,985	$ 459	$ 1,331	$ 640
Long-lived asset impairments	6,220	243	6,220	-
Inventory liquidation costs	8,716	7,118	8,716	-
Lease termination and other costs	3,079	1,658	1,898	1,661
Total	$21,000	$9,478	$18,165	$2,301

The charges for severance and termination benefits, asset impairments, lease terminations and other costs are included in selling, general and administrative expenses of the Retail Apparel and Related Products segment. Inventory liquidation costs are included in cost of goods sold of the Retail Apparel and Related Products segment.

Asset Impairments

Comparable store sales declines in the Company’s continuing heritage brand outlet retail businesses (Bass, Van Heusen and Izod) was an impairment indicator in the second and third quarters of 2008, which caused the Company to evaluate whether the net book value of the long-lived assets in the Company’s heritage brand outlet retail stores was recoverable. Based on this evaluation, the Company determined that the long-lived assets in certain stores were not recoverable and recorded impairment charges in selling, general and administrative expenses of $1,903 through the third quarter of 2008 (of which $796 was recorded in the second quarter of 2008 and $1,107 was recorded in the third quarter of 2008). The second quarter impairment charge of $796 was comprised of charges of $340 in the Retail Apparel and Related Products segment and $456 in the Retail Footwear and Related Products segment. The third quarter impairment charge of $1,107 was comprised of charges of $760 in the Retail Apparel and Related Products segment and $347 in the Retail Footwear and Related Products segment.

The level of profitability in 2007 in certain of the Company’s outlet retail stores was an impairment indicator, which caused the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in certain stores were not recoverable and recorded impairment charges in selling, general and administrative expenses in the Retail Apparel and Related Products segment of $1,331 through the third quarter of 2007 (of which $1,279 was recorded in the first quarter of 2007 and $52 was recorded in the third quarter of 2007).

The determinations of these impairments recorded in 2008 and 2007 were made by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. The net book value of the long-lived assets in excess of the fair value in stores that were deemed not recoverable was written off. Fair value was estimated based on the estimated recovery value of the assets in the stores.

11.  SALE OF INVESTMENTS

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

12.  NET INCOME PER SHARE

The Company computed its basic and diluted net income per share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/08	11/4/07	11/2/08	11/4/07

Net income	$53,699	$60,879	$129,706	$152,985

Weighted average common shares outstanding for
basic net income per share	51,467	56,475	51,411	56,248
Weighted average impact of dilutive securities	764	1,211	853	1,355
Weighted average impact of dilutive warrant	63	147	80	157
Total shares for diluted net income per share	52,294	57,833	52,344	57,760

Basic net income per share	$ 1.04	$ 1.08	$ 2.52	$ 2.72

Diluted net income per share	$ 1.03	$ 1.05	$ 2.48	$ 2.65

Potentially dilutive securities excluded from the calculation of diluted net income per share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/08	11/4/07	11/2/08	11/4/07

Weighted average antidilutive securities	1,809	298	1,157	242

According to FASB Statement No. 128, “Earnings per Share,” contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per share for that period. The Company granted contingently issuable performance shares during the first quarters of 2008 and 2007 that did not meet the performance conditions as of November 2, 2008 and November 4, 2007 and, therefore, were excluded from the calculation of diluted net income per share for the thirteen and thirty-nine weeks ended November 2, 2008 and November 4, 2007. The maximum number of potentially dilutive shares that could be issued upon vesting for the contingently issuable performance shares granted during the first quarter of 2008 and 2007 was 89 and 82, respectively. These contingently issuable performance shares were also excluded from the computation of weighted average antidilutive securities.

13.  NONCASH INVESTING TRANSACTIONS

During the thirty-nine weeks ended November 2, 2008, the Company recorded an increase to property, plant and equipment of $64,289 related to capital expenditures that were paid in cash. In addition, during the thirty-nine weeks ended November 2, 2008, the Company paid $7,810 in cash related to property, plant and equipment that was acquired in the fourth quarter of 2007.

During the thirty-nine weeks ended November 2, 2008 and November 4, 2007, the Company recorded increases to goodwill of $30,083 and $25,034, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirty-nine weeks ended November 2, 2008 and November 4, 2007, the Company paid $29,556 and $25,049, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

14.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments:  (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - The Company aggregates the results of its wholesale dress shirt and neckwear divisions into the Wholesale Dress Furnishings segment. The Company’s wholesale dress shirt division derives revenue primarily from marketing dress shirts under the brand names Van Heusen, IZOD, Eagle, Geoffrey

Beene, ARROW, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, MICHAEL Michael Kors and, beginning in the first quarter of 2008, DKNY. The Company’s neckwear division derives revenue primarily from marketing neckwear under the brand names ARROW, IZOD, Calvin Klein, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Jones New York, MICHAEL Michael Kors, Michael Kors Collection and, beginning in the first quarter of 2008, in connection with the acquisition of the Mulberry assets, Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess. In addition, into the third quarter of 2008, the Company sold neckwear under the Perry Ellis Portfolio brand name. The license to sell neckwear under such brand terminated during the third quarter of 2008. The Company markets its wholesale dress shirt and neckwear brands, as well as various private label brands, primarily to department, mid-tier department and specialty stores.

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

Retail Apparel and Related Products Segment - The Company aggregates the results of its Van Heusen, Izod, Geoffrey Beene and Calvin Klein retail divisions into the Retail Apparel and Related Products segment. This segment derives revenue principally from operating retail stores, primarily in outlet centers, which sell apparel and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene and Calvin Klein. The Company announced in the second quarter of 2008 that it will not renew its license to operate Geoffrey Beene outlet retail stores and committed to a plan to close its Geoffrey Beene outlet retail division by the end of 2008. (Please see Note 10, “Activity Exit Costs and Asset Impairments,” for details of the closure). This segment also derives revenue from selling Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price Calvin Klein Collection retail store located in New York City. Beginning in the fourth quarter of 2007, this segment also derives revenue from the Company’s Calvin Klein specialty retail stores located in premier malls in the United States.

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

The following table presents summarized information by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/08	11/4/07	11/2/08	11/4/07

Revenue - Wholesale Dress Furnishings
Net sales	$168,935	$157,294	$ 420,386	$ 414,605
Royalty revenue	1,580	1,659	4,669	4,680
Advertising and other revenue	657	826	1,799	2,182
Total	171,172	159,779	426,854	421,467

Revenue - Wholesale Sportswear and Related Products
Net sales	206,146	205,260	486,022	491,177
Royalty revenue	2,673	2,819	7,933	8,085
Advertising and other revenue	1,168	924	3,558	2,880
Total	209,987	209,003	497,513	502,142

Revenue - Retail Apparel and Related Products
Net sales	183,874	175,849	532,489	503,739
Royalty revenue	1,796	1,983	5,447	5,814
Total	185,670	177,832	537,936	509,553

Revenue - Retail Footwear and Related Products
Net sales	69,170	72,996	202,561	211,193
Royalty revenue	117	50	350	150
Advertising and other revenue	58	236	162	847
Total	69,345	73,282	203,073	212,190

Revenue - Calvin Klein Licensing
Royalty revenue	60,524	56,340	164,254	140,711
Advertising and other revenue	22,701	20,134	66,301	54,589
Total	83,225	76,474	230,555	195,300

Revenue - Other(1)
Net sales	8,085	-	18,218	-
Total	8,085	-	18,218	-

Total Revenue
Net sales	636,210	611,399	1,659,676	1,620,714
Royalty revenue	66,690	62,851	182,653	159,440
Advertising and other revenue	24,584	22,120	71,820	60,498
Total	$727,484	$696,370	$1,914,149	$1,840,652

Income before interest and taxes - Wholesale Dress Furnishings	$ 34,642	$ 30,089	$ 69,861	$ 66,356

Income before interest and taxes - Wholesale Sportswear
and Related Products	30,585	29,588	66,076	75,020

(Loss)/Income before interest and taxes - Retail Apparel
and Related Products	(2,132)(2)	15,091	13,163(2)	46,380

Income before interest and taxes - Retail Footwear
and Related Products	2,826	6,114	6,389	17,425

Income before interest and taxes - Calvin Klein Licensing	37,043	35,714	115,769	95,501

Loss before interest and taxes - Other(1)	(16,496)	(14,298)	(47,731)	(41,569)

Income before interest and taxes	$ 86,468	$102,298	$ 223,527	$ 259,113

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

(2)

Loss/Income before interest and taxes for the Retail Apparel and Related Products segment for the thirteen and thirty-nine weeks ended November 2, 2008 includes costs of $9,478 and $18,165, respectively, associated with the closing of the Company’s Geoffrey Beene outlet retail division. Please see Note 10, “Activity Exit Costs and Asset Impairments,” for further information.

Intersegment transactions consist of transfers of inventory principally between the Wholesale Dress Furnishings segment and the Retail Apparel and Related Products segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage is eliminated in the Retail Apparel and Related Products segment.

15.  OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed is $500. The guarantee expires on January 31, 2009.

The Company has guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of November 2, 2008 is approximately $3,900, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,500 as of November 2, 2008, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

16.  RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued FASB Statement No. 157, “Fair Value Measurements,” in September 2006. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements. The Company adopted FASB Statement No. 157 prospectively as of the beginning of 2008 for all financial assets and liabilities and for non-financial assets and liabilities measured at fair value on a recurring basis (at least annually). This adoption had no impact on the Company’s consolidated results of operations and financial position. For all other non-financial assets and liabilities, the Company will adopt FASB Statement No. 157 as of the beginning of 2009. The Company does not expect that this adoption will have a material impact on its consolidated results of operations and financial position.

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

References to the BVH acquisition refer to our October 2008 acquisition from The British Van Heusen Company Limited, a former licensee of Van Heusen men’s dresswear and accessories in the United Kingdom and Ireland, and one of its affiliates of certain assets (including inventories) of the licensed business. We refer to The British Van Heusen Company Limited and its affiliate together as “BVH.”

References to the Mulberry acquisition refer to our April 2008 acquisition of certain assets (including certain inventories and receivables) of Mulberry Thai Silks, Inc., a manufacturer and distributor of neckwear in the United States, which we refer to as “Mulberry.”

References to our acquisition of CMI refer to our January 2008 acquisition from Warnaco, Inc. (“Warnaco”) of Confezioni Moda Italia S.r.L., which we refer to as “CMI.” CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with our Calvin Klein, Inc. subsidiary.

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

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, ARROW, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, Sean John, CHAPS, Donald J. Trump Signature Collection, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Jones New York and Timberland, which are licensed. In the first quarter of 2008, we acquired certain assets of Mulberry, which enabled us to add the J. Garcia and Claiborne brand names, among others, to our portfolio of licensed brands. In addition, into the third quarter of 2008, we sold neckwear under the Perry Ellis Portfolio brand name. The license to sell neckwear under such brand terminated during the third quarter of 2008.

Our historical business strategy has been to manage and market a portfolio of nationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference or distribution channel. We have expanded this strategy, including through our acquisitions of Calvin Klein in February 2003 and Arrow in December 2004. These acquisitions not only provided us with brands that offer additional distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear, thus building on our historical strategy, but also provided us with established international licensing businesses which do not require capital investments. These acquisitions have also provided us with growth opportunities in extending these brands through licensing into additional product categories and jurisdictions. The Superba acquisition in January 2007 provided us with an established neckwear business base, which advances our historical strategy by adding a product category that can be leveraged into the strategy and is complementary to our heritage dress shirt business. The Mulberry acquisition in April 2008 built upon this base. The Superba and Mulberry acquisitions present us with opportunities to grow and enhance the performance of both the dress shirt and neckwear businesses by providing us with the ability to produce and market all of the neckwear for our owned brands over time and to leverage the design, merchandising and selling capabilities of both businesses to offer our customers a cohesive and comprehensive portfolio of branded dress shirts and neckwear. Our business strategy was also supported by our assumption of the wholesale IZOD women’s sportswear collection, which was previously a licensed business. During the second quarter of 2007, we assumed responsibility for the development and sale of the line, which allowed us to expand our operations for the first time to include the wholesale distribution of women’s sportswear.

We have built upon our business strategy by implementing new initiatives that provide us with the opportunity to promote our products and to fill product and brand portfolio needs. This is evidenced by our opening of Calvin Klein specialty retail stores in premier malls in the U.S., which are intended to serve as a platform for showcasing the totality of the Calvin Klein white label “better” product. As of the end of the third quarter of 2008, we operated 10 of these stores and we currently do not intend to open additional Calvin Klein specialty retail stores. Another example is our licensing arrangement with The Timberland Company to design, source and market men’s and women’s casual sportswear under the Timberland brand in North America. We assumed the management of the men’s apparel line for the Fall 2008 season. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that will complement our existing portfolio of sportswear brands and enable us to reach a broader spectrum of consumers.

A significant portion of our total income before interest and taxes is derived from international sources, primarily driven by the significant international component of our Calvin Klein licensing business. We intend to continue to expand our operations globally through direct marketing by us and through partnerships with licensees. We recently expanded our international operations to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe, including through the recent BVH acquisition that provided us with a wholesale distribution component, and a limited number of retail locations, principally for Van Heusen dress furnishings in the United Kingdom and Ireland. We have also entered into many license agreements with partners across the globe for our brands.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution of men’s dress shirts, men’s sportswear, neckwear and women’s sportswear (beginning in the second quarter of 2007); and (ii) the sale, through over 750 company-operated retail locations, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Geoffrey Beene, Bass and Calvin Klein.

We announced in the second quarter of 2008 our plan to close our Geoffrey Beene outlet retail division. The Geoffrey Beene outlet retail division, which operated approximately 100 stores at the time of the announcement, is expected to cease operations by the end of 2008. As of the end of the third quarter, approximately 15 of these stores had been closed. Approximately 20 stores will be converted, substantially all to the Calvin Klein outlet retail format. We have recorded pre-tax charges in the second and third quarters of 2008 that totaled approximately $18 million, of which approximately $6 million related to non-cash asset impairments and approximately $12 million related to inventory liquidations, lease terminations, severance and other costs in connection with the closure of the division. We expect to incur additional pre-tax charges of approximately $3 million related to lease terminations, severance and other costs in the fourth quarter of 2008. All charges associated with the closure are recorded in the Retail Apparel and Related Products segment.

Our stores principally operate in outlet centers. We also operate a full price store located in New York City under the Calvin Klein Collection brand, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. We began opening and operating in the third quarter of 2007 a limited number of specialty retail stores in premier malls in the United States under the Calvin Klein brand, in which we principally sell men’s and women’s better apparel and accessories. As of the end of the third quarter of 2008, we operated 10 of these stores and we currently do not intend to open additional Calvin Klein specialty retail stores.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 91% of total royalty, advertising and other revenue in the first nine months of 2008, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, watches and home furnishings.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 46% of such expenses in the first nine months of 2008. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 22% of selling, general and administrative expenses in the first nine months of 2008.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 2, 2008 Compared With Thirteen Weeks Ended November 4, 2007

Net Sales

Net sales in the third quarter of 2008 increased 4.1% to $636.2 million from $611.4 million in the third quarter of the prior year. The increase of $24.8 million was due to the net effect of the items described below:

•

The addition of $12.5 million of net sales attributable to growth in our wholesale segments. This was primarily driven by the launch of our Timberland wholesale men’s sportswear business in the second quarter of 2008 and increases in our dress furnishings and Calvin Klein men’s sportswear businesses, partially offset by declines in our heritage brand wholesale sportswear businesses, a portion of which was previously planned, resulting from the difficult economic environment.

•

The addition of $8.1 million of net sales attributable to our recent acquisition of CMI.

•

The addition of $4.2 million of net sales attributable to growth in our retail segments. This was primarily driven by the opening of Calvin Klein specialty retail stores located in premier malls in the United States, as well as Calvin Klein outlet retail store openings and a 1% comparable store sales increase in our Calvin Klein outlet retail business, partially offset by decreases in our heritage brand outlet retail businesses, which experienced a comparable store sales decline of 7%. We exclude from our comparable store sales percentage measures all stores that are scheduled to be closed. As such, our Geoffrey Beene outlet retail stores are excluded from the foregoing comparable store sales measures.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the third quarter of 2008 increased 7.4% to $91.3 million from $85.0 million in the third quarter of the prior year. This increase was primarily attributable to our Calvin Klein Licensing segment, due principally to recently launched product categories and strength in jeans and underwear.

Gross Profit on Total Revenue

Gross profit on total revenue in the third quarter of 2008 was $341.3 million, or 46.9% of total revenue, compared with $328.6 million, or 47.2% of total revenue in the third quarter of the prior year. The 30 basis point decrease was driven by a 100 basis point decrease in gross margin as a result of inventory liquidation markdowns associated with the closure of our Geoffrey Beene outlet retail division and further by a decrease in gross margin resulting from increased promotional selling in our heritage brand outlet retail businesses, which were negatively affected by the overall weak retail environment. Offsetting these decreases was a gross margin increase that was driven by strong performance in our wholesale dress furnishings and sportswear businesses and a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the third quarter of 2008 were $254.8 million, or 35.0% of total revenue, compared with $226.3 million, or 32.5% of total revenue, in the third quarter of the prior year. The 250 basis point increase includes an increase of approximately 30 basis points related to asset impairments, severance, lease termination and other costs associated with the closure of our Geoffrey Beene outlet retail division. The remaining 220 basis point increase was due principally to an increase in advertising expenditures, the sales decreases in our heritage brand outlet retail businesses mentioned previously, SG&A expenses associated with our new Calvin Klein specialty retail stores and additional expenses associated with the continued opening of Calvin Klein outlet retail stores, as our retail businesses typically have higher expense rates than our wholesale businesses. The $28.5 million increase in SG&A expenses in the third quarter of 2008 included: (i) increased expenses of approximately $11.0 million associated with our new Timberland wholesale men’s sportswear business and Calvin Klein specialty retail stores; (ii) an increase in advertising expenditures of $8.6 million, due principally to the Calvin Klein 40th anniversary celebration and the Olympics; (iii) increased expenses of $3.5 million in our retail segments principally related to the continued opening of Calvin Klein outlet retail stores; (iv) operating expenses of $2.9 million related to our recent acquisition of CMI; and (v) expenses of $2.4 million related to asset impairments, severance, lease termination and other costs associated with the closure of our Geoffrey Beene outlet retail division.

Interest Expense and Interest Income

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Interest expense of $8.5 million in the third quarter of 2008 was relatively flat to the prior year’s third quarter amount of $8.4 million. Interest income decreased to $1.5 million in the third quarter of 2008 from $4.3 million in the third quarter of the prior year. This decrease was due principally to a decrease in our cash position during 2008 as a result of the completion of our $200.0 million stock repurchase in the fourth quarter of 2007, combined with a decrease in investment rates of return compared to the prior year.

Income Taxes

In the first quarter of 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”). Under FIN 48, volatility in our tax rate may occur, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate our unrecognized tax benefits.

Income taxes decreased by $11.6 million to $25.7 million in the third quarter of 2008 from $37.3 million in the third quarter of 2007. The decrease was primarily due to a decrease in income before taxes during the third quarter of 2008 compared to the third quarter of 2007, combined with a reduction in our reported effective tax rate for the third quarter of 2008. Income taxes for the third quarter of 2008 were provided for at a rate of 32.4% compared with last year’s full year rate of 37.8%. The decline is due to discrete items, principally related to deferred tax and state net operating loss carryforward valuation allowance adjustments recorded in the third quarter of 2008. The adjustments to the state net operating loss carryforward valuation allowance were based on our determination, subsequent to a review of our taxable income levels over the past three years, that the realization of these loss carryforwards is more likely than not.

Thirty-Nine Weeks Ended November 2, 2008 Compared With Thirty-Nine Weeks Ended November 4, 2007

Net Sales

Net sales in the first nine months of 2008 increased 2.4% to $1,659.7 million from $1,620.7 million in the first nine months of the prior year. The increase of $39.0 million was due principally to the net effect of the items described below:

•

The addition of $20.1 million of net sales attributable to growth in our retail segments. This was primarily driven by the opening of Calvin Klein specialty retail stores located in premier malls in the United States, as well as Calvin Klein outlet retail store openings and comparable store sales growth of 6% in our Calvin Klein outlet retail business, partially offset by decreases in our heritage brand outlet retail businesses, which experienced a comparable store sales decline of 6%. We exclude from our comparable store sales percentage measures all stores that are scheduled to be closed. As such, our Geoffrey Beene outlet retail stores are excluded from the foregoing comparable store sales measures.

•

The addition of $18.2 million of net sales attributable to our recent acquisition of CMI.

•

The addition of $0.6 million of net sales attributable to growth in our wholesale segments. This was primarily driven by the launch of our Timberland wholesale men’s sportswear business in the second quarter of 2008, a full nine months of sales of our IZOD women’s sportswear line, which began shipping late in the second quarter of 2007, and growth in our dress furnishings and Calvin Klein men’s sportswear businesses, partially offset by declines in our heritage brand wholesale sportswear businesses, a portion of which was previously planned, resulting from the difficult economic environment.

Our net sales for the full year 2008 are expected to increase approximately 2% to 3%, which approximates the increase experienced through the first nine months of 2008 as compared to the prior year. Net sales in the fourth quarter are expected to be approximately flat with the prior year, as the positive fourth quarter impact expected from the launch of our Timberland wholesale men’s sportswear line, which began selling principally in the second quarter of 2008, the sales of the recently opened Calvin Klein specialty retail stores located in premier malls in the United States and the sales of our recently acquired CMI subsidiary are expected to be offset by an anticipated fourth quarter comparable store sales decline of between 8% and 13% in all of our outlet retail businesses combined.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the first nine months of 2008 increased 15.7% to $254.5 million from $219.9 million in the prior year. This increase was primarily attributable to our Calvin Klein Licensing segment, due principally to recently launched product categories and strength in jeans and underwear.

We currently expect that royalty, advertising and other revenue will increase approximately 14% in our Calvin Klein Licensing segment for the full year 2008 as a result of the growth exhibited in the first nine months of 2008 in the businesses of existing licensees, as well as in royalties generated under new license agreements. Royalty, advertising and other revenue in our Calvin Klein Licensing segment is expected to be relatively flat in the fourth quarter of 2008 as compared to the prior year, as the continued growth in our international licensees’ businesses in local currency is expected to be offset by the impact of a stronger United States dollar as compared to the prior year. In addition, revenue from our domestic licensees’ businesses is expected to be relatively flat in the fourth quarter. Royalty, advertising and other revenue in our other segments is expected to be relatively flat for the full year 2008.

Gross Profit on Total Revenue

Gross profit on total revenue in the first nine months of 2008 was $941.0 million, or 49.2% of total revenue, compared with $898.6 million, or 48.8% of total revenue in the first nine months of the prior year. The 40 basis point increase was due to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue. This increase was offset, in part, by a decrease in gross margin due to increased promotional selling in our heritage brand outlet retail businesses, which were negatively affected by the overall weak retail environment. Also negatively affecting the gross profit percentage was a 40 basis point decrease in gross margin as a result of inventory liquidation markdowns associated with the closure of our Geoffrey Beene outlet retail division.

We currently expect that the gross profit rate will decrease approximately 70 to 80 basis points for the full year 2008 as compared to the prior year, which includes a decrease of approximately 40 basis points related to inventory liquidation markdowns associated with closing our Geoffrey Beene outlet retail division. The gross profit percentage increase experienced through the first nine months of 2008 as compared to the prior year is expected to be more than offset by fourth quarter gross margin declines in our heritage brand wholesale sportswear and outlet retail businesses due to increased promotional selling to maintain clean inventory levels.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first nine months of 2008 were $719.4 million, or 37.6% of total revenue, and $642.9 million, or 34.9% of total revenue, in the first nine months of the prior year. The 270 basis point increase includes an increase of approximately 50 basis points related to asset impairments, severance, lease termination and other costs associated with the closure of our Geoffrey Beene outlet retail division. The remaining 220 basis point increase was due principally to an increase in advertising expenditures, the sales decreases in our heritage brand outlet retail businesses mentioned previously, SG&A expenses associated with our new Calvin Klein specialty retail stores and additional expenses associated with the continued opening of Calvin Klein outlet retail stores, as our retail businesses typically have higher expense rates than our wholesale businesses. The $76.5 million increase in SG&A expenses in the first nine months of 2008 included: (i) increased expenses of approximately $27.0 million associated with our new Timberland wholesale men’s sportswear business and Calvin Klein specialty retail stores; (ii) an increase in advertising expenditures of $16.2 million, due principally to the timing of expenditures, including for the Calvin Klein 40th anniversary celebration and the Olympics; (iii) operating expenses of $10.3 million related to our recent acquisition of CMI; (iv) expenses of $9.4 million related to asset impairments, severance, lease termination and other costs associated with the closure of our Geoffrey Beene outlet retail division; and (v) increased expenses of $7.7 million in our retail segments principally related to the continued opening of Calvin Klein outlet retail stores.

Our full year 2008 SG&A expenses as a percentage of total revenue is currently expected to increase approximately 190 to 200 basis points, which includes an increase of approximately 50 basis points related to asset impairments, severance, lease termination and other costs associated with closing our Geoffrey Beene outlet retail division. The remaining increase of 140 to 150 basis points reflects the increase experienced through the first nine months of 2008 as compared to the prior year, partially offset by an anticipated fourth quarter decrease due to a reduction in advertising expenditures and a smaller increase in SG&A expenses associated with our new Calvin Klein specialty retail stores.

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

Interest expense of $25.3 million in the first nine months of 2008 was relatively flat to the prior year’s first nine months amount of $25.4 million. Interest income decreased to $4.9 million in the first nine months of 2008 from $12.9 million in the first nine months of the prior year. This decrease was due principally to a decrease in our cash position in the first nine months of 2008 as a result of the completion of our $200.0 million stock repurchase in the fourth quarter of 2007, combined with a decrease in investment rates of return compared to the prior year.

Income Taxes

Income taxes decreased by $20.2 million to $73.5 million in the first nine months of 2008 from $93.6 million in the first nine months of 2007. The decrease was primarily due to a decrease in income before taxes during the first nine months of 2008 compared to the first nine months of 2007, combined with a reduction in our reported effective tax rate for the first nine months of 2008. Income taxes for the first nine months of 2008 were provided for at a rate of 36.2% compared with last year’s full year rate of 37.8%. We currently anticipate that our full year 2008 tax expense as a percentage of pre-tax income will be approximately 36.5%. The anticipated decline is due to discrete items, principally related to deferred tax and state net operating loss carryforward valuation allowance adjustments recorded in the third quarter of 2008. The adjustments to the state net operating loss carryforward valuation allowance were based on our determination, subsequent to a review of our taxable income levels over the past three years, that the realization of these loss carryforwards is more likely than not.

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

Operations

Cash provided by operating activities was $79.4 million in the first nine months of 2008, which compares with $43.2 million in the first nine months of the prior year. This increase was due principally to $38.5 million of cash proceeds we received in connection with our acquisition of CMI. Please see Note 3, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion. In addition, cash provided by operating activities was impacted by changes in working capital, including the following:

•

An increase in cash resulting from a change in inventories, as inventories remained relatively flat at the end of the third quarter of 2008 when compared to the year end 2007 balance as the liquidation of our Geoffrey Beene outlet retail businesses and decreases in our other businesses in order to maintain clean inventory levels in a difficult retail environment mostly offset inventory increases as a result of new businesses. Inventories in the prior year reflected an increase due to an anticipated fourth quarter sales increase.

•

An increase in cash resulting from a change in trade receivables due to the timing and amounts of shipments in the third quarter of 2008 as compared to the third quarter of 2007.

•

A decrease in cash resulting from a change in accounts payable, accrued expenses, deferred revenue and other, net due principally to the timing of inventory payments in our sportswear and retail businesses. Included in the change in other, net for the first nine months of 2008 as compared to the prior year was the movement of approximately $30.0 million of liabilities from other liabilities to accrued expenses, as these liabilities are expected to be relieved within the next year. This had no impact on cash provided by operating activities for the first nine months of 2008.

Capital Expenditures

Our capital expenditures paid in cash in the first nine months of 2008 were $72.1 million. We currently expect that capital expenditures for the full year 2008 will be $85.0 million to $90.0 million. This compares to the capital expenditures paid in cash for the full year 2007 of $94.7 million.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments for 15 years from the date of purchase based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other business partners to retailers. Such contingent purchase price payments totaled $29.6 million in the first nine months of 2008. We currently expect that such payments will be $40.0 million to $41.0 million for the full year 2008.

In connection with the Superba acquisition in January 2007, we are obligated to pay Superba contingent purchase price payments if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. Any such contingent purchase price payments are payable 90 days after each applicable fiscal year end. Such contingent purchase price payments totaled $14.5 million in the first quarter of 2008 based on the actual calculation of the 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. The maximum payout that Superba can receive is $25.0 million and $30.0 million with respect to earnings in 2008 and 2009, respectively. We currently do not expect that Superba will achieve any payout for 2008.

Acquisition of CMI

We acquired CMI from Warnaco on January 30, 2008. CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with our Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for us assuming ownership of CMI, Warnaco made a payment of $38.5 million to us in the first quarter of 2008. As part of this transaction, we paid to Warnaco $17.1 million in the first quarter of 2008 based on a percentage of Warnaco’s estimate of the net working capital of CMI as of the closing date. This amount is subject to adjustment. During the second quarter of 2008, we adjusted the preliminary allocation of the purchase price based on our calculation of the working capital of CMI as of the closing date. Pursuant to the process set forth in the amended acquisition agreement, we submitted our calculation of the closing date working capital to Warnaco and Warnaco has disputed the calculation. We are in discussion with Warnaco to resolve the disputed calculation, which would be submitted to arbitration if we cannot agree. Please see Note 3, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion.

Acquisition of Mulberry

We completed the Mulberry acquisition in the first quarter of 2008. We acquired certain assets (including certain inventories and receivables) and the rights to produce and market neckwear under the Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess brands in connection with this transaction. We paid $11.3 million, including transaction expenses, during the thirty-nine weeks ended November 2, 2008 in connection with the acquisition. Please see Note 4, “Acquisition of Mulberry Assets,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion.

Acquisition of BVH

We completed the BVH acquisition in the third quarter of 2008. As part of this transaction, we acquired certain assets (including inventories) of the licensed Van Heusen men’s dresswear and accessories business in the United Kingdom and Ireland. We paid $5.4 million during the thirty-nine weeks ended November 2, 2008 in connection with this acquisition. We are in the process of finalizing the closing date valuation. As such, this amount is subject to adjustment. Please see Note 5, “Acquisition of BVH Assets,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion.

Dividends

Our common stock, which as of November 2, 2008 is the only class of stock issued, currently pays annual dividends totaling $0.15 per share, all of which was paid in the first nine months of 2008.

Cash dividends on our common stock totaled $7.8 million for the full year 2008.

Cash Flow Summary

Our net cash outflow in the first nine months of 2008 was $72.4 million. Cash flow for the full year 2008 will be impacted by various other factors in addition to those discussed above in this “Liquidity and Capital Resources” section. For example, the exercise of stock options provided $12.6 million of cash in 2007. We currently estimate the proceeds from stock option exercises to be approximately $3.1 million in 2008.

Based on our current operations, and considering all of the above factors, we currently expect to generate approximately $70.0 million of cash flow for the full year 2008. This estimate includes the one-time costs associated with closing our Geoffrey Beene outlet retail division, net of the benefit associated with liquidating the working capital of this division. There can be no assurance that this estimate will prove to be accurate. Events including changes in our net income, working capital requirements, contributions to our pension plans, acquisitions and equity transactions and other transactions, could occur, which could cause our cash flow to vary significantly from this estimate.

Financing Arrangements

Our capital structure as of November 2, 2008 was as follows:

(in millions)

Long-term debt	$ 399.6
Stockholders’ equity	$1,091.1

There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility with JPMorgan Chase Bank, N.A. as the Administrative Agent and Collateral Agent that expires in July 2012 and provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, which may be increased by us under certain conditions by up to $100.0 million, with a sublimit of $50.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first nine months of 2008, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $148.1 million. As of November 2, 2008, we had $122.8 million outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility during the remainder of 2008.

We believe our capital structure, along with our significant availability under our revolving credit facility and our strong cash position, provides a secure base to support our current operations and our planned growth in the future. Given our capital structure and our projections for future profitability and cash flow, notwithstanding the current global credit crisis and economic turmoil, we believe we could obtain additional financing, if necessary, for refinancing our long-term debt, or, if opportunities present themselves, future acquisitions. Although we believe we could obtain such financing, due to the current state of credit markets, there can be no assurance that such financing could be obtained on terms as favorable to us as our current financings or otherwise on terms satisfactory to us. Furthermore, there can be no assurance that such financing, if needed, could be obtained at such time as a need arises.

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

Due to the above factors, our operating results for the thirteen and thirty-nine week periods ended November 2, 2008 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 3, 2008 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of November 2, 2008, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.0 million annually.

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

Somewhat mitigating our exposure to changes in the exchange rate for the Euro is our Calvin Klein administrative office in Milan, Italy. Operating expenses of our recently acquired CMI business have further mitigated our exposure to changes in the exchange rate of the Euro, as the acquired business has certain operations in Italy. During times of a strengthening United States dollar against the Euro, the expenses associated with these business operations will be favorably impacted.

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

Dated:  December 9, 2008

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