Form 10-K
period 2009-02-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 2009-04-01
CIK 78239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2009
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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on August 1, 2008 (the last business day of the registrant’s most recently completed second quarter) was $1,816,334,301.

Number of shares of Common Stock outstanding as of March 17, 2009: 51,490,983.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 2009	Part III

***

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K, including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other licensing partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositioning of brands by our licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to develop and grow our Calvin Klein businesses in terms of revenue and profitability; (iv) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2008 year commenced on February 4, 2008 and ended on February 1, 2009; 2007 commenced on February 5, 2007 and ended on February 3, 2008; 2006 commenced on January 30, 2006 and ended on February 4, 2007.

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

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, IZOD G, Eagle, Bass, G.H. Bass & Co., Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Tommy Hilfiger, Nautica, Ted Baker, Ike Behar, Valentino, City of London, Bugatti, Hart Schaffner Marx, Gianfranco Ruffini, Studio by Fumagalli’s, Zylos by George Machado, Jones New York, J. Garcia, Claiborne, U.S. POLO ASSN., Axcess and Timberland and to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to the BVH acquisition refer to our October 2008 acquisition from The British Van Heusen Company Limited, a former licensee of Van Heusen men’s dresswear and accessories in the United Kingdom and Ireland, and one of its affiliates of certain assets (including inventories) of the licensed business. We refer to The British Van Heusen Company Limited and its affiliate together as “BVH.”

References to the Mulberry acquisition refer to our April 2008 acquisition of certain assets (including certain trademark licenses, inventories and receivables) of Mulberry Thai Silks, Inc., a manufacturer and distributor of branded neckwear in the United States, which we refer to as “Mulberry.”

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

Overview

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our portfolio of brands includes our owned brands, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, ARROW, G.H. Bass & Co., Bass, City of London, Bugatti and Eagle, and our licensed brands, Geoffrey Beene, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Tommy Hilfiger, Nautica, Ted Baker, Ike Behar, Valentino, Hart Schaffner Marx, Gianfranco Ruffini, Studio by Fumagalli’s, Zylos by George Machado, Jones New York and Timberland, as well as various private label brands. Our portfolio of licensed brands was expanded to include J. Garcia, Claiborne, U.S. POLO ASSN. and Axcess in the first quarter of 2008 in connection with our acquisition of certain assets of Mulberry. We design and market nationally recognized branded dress shirts, neckwear, sportswear and, to a lesser extent, footwear and other related products. Additionally, we license our owned brands over a broad range of products. We market our brands at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference or distribution channel. Our licensing activities, principally our Calvin Klein business, diversify our business model by providing us with a sizeable base of profitable licensing revenues.

We believe Calvin Klein is one of the best known designer names in the world and that the Calvin Klein brands—Calvin Klein Collection, ck Calvin Klein and Calvin Klein—provide us with the opportunity to market products both domestically and internationally at higher price points, in higher-end distribution channels and to different consumer groups than our other product offerings. Products sold under these brands are sold primarily under licenses and other arrangements. Since our acquisition of Calvin Klein in February 2003, we have used our core competencies to expand the product offerings under the Calvin Klein brands and to bring these new product offerings into additional channels of distribution. Calvin Klein designs all products and/or controls all design operations and product development for most of its licensees and oversees a worldwide marketing, advertising and promotions program for the Calvin Klein brands. We believe that maintaining control over design and advertising through Calvin Klein’s dedicated in-house teams plays a key role in the continued strength of the brands. Worldwide retail sales of products sold under the Calvin Klein brands were over $5.8 billion in 2008.

Our “heritage” business encompasses the design, sourcing and marketing of a varied selection of branded label dress shirts, neckwear, sportswear and footwear, as well as the licensing of our owned brands (other than the Calvin Klein brands), for an assortment of products. We design, source and market substantially all of these products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. Currently, we distribute our products at wholesale through more than 17,000 doors in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States, Canada and Europe. We have further expanded our international operations through the recent BVH acquisition that provided us with a wholesale distribution component, and a limited number of retail locations, principally for Van Heusen dress furnishings, in the United Kingdom and Ireland. We have also entered into many license agreements with partners across the globe for our brands. Our wholesale business represents our core business, and we believe that it is the basis for our brand equity. As a complement to our wholesale business, we also market our products directly to consumers through our Van Heusen, IZOD, Bass and Calvin Klein retail stores, principally located in outlet malls throughout the United States. In addition, into the fourth quarter of

2008, we also marketed our products directly to consumers through our Geoffrey Beene outlet retail stores. We announced during 2008 that we would not renew our license to operate Geoffrey Beene outlet retail stores and ceased operations of our Geoffrey Beene outlet retail division during the fourth quarter of 2008.

We completed the Superba acquisition in January 2007. This transaction provided us with an established neckwear business base, which advances our historical strategy of marketing our brands at multiple price points and across multiple channels of distribution and is complementary to our heritage business in dress shirts. The Mulberry acquisition in April 2008 built upon this base. The Superba and Mulberry acquisitions present us with opportunities to grow and enhance the performance of both the dress shirt and neckwear businesses by providing us with the ability to produce and market all of the neckwear for our owned brands over time and to leverage the design, merchandising and selling capabilities of both businesses to offer our customers a cohesive and comprehensive portfolio of branded dress shirts and neckwear.

We implemented restructuring initiatives during the fourth quarter of 2008 to respond to the global economic downturn. These initiatives included the shutdown of domestic production of machine-made neckwear, a realignment of our global sourcing organizational structure and reductions in warehousing capacity, all of which have headcount reductions associated with them, as well as other initiatives to reduce corporate and administrative expenses.

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

We make available at no cost, on our corporate website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission. We also make available at no cost, on our corporate website, our Code of Business Conduct and Ethics. Our corporate website address is www.pvh.com.

Our Business Strategy

We intend to capitalize on the significant opportunities presented by our acquisition of Calvin Klein, as well as increase sales and profitability of our heritage business, through the execution of the following strategies:

Calvin Klein

We acquired Calvin Klein because of the significant growth opportunities presented by the Calvin Klein brands. The brand pyramid we created for the Calvin Klein brands established a strategic brand architecture to guide the global brand growth and development of all three brand tiers, by differentiating each of the Calvin Klein brands with distinct marketing identities, positioning and channels. Additionally, branding product across three tiers allows flexibility from market to market to build businesses that address the differences between markets. We have approximately 60 licensing and other arrangements across the three Calvin Klein brands. These arrangements span a broad range of product categories and also grant rights to open retail stores.

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

–

Broadening distribution of apparel and accessories through continued expansion in key markets such as Southeast Asia, China and Japan, as well as Europe and the Middle East. Since 2004, more than 50 freestanding ck Calvin Klein stores have been opened in these regions, bringing the total number of freestanding stores in operation to 62 at the end of 2008. Approximately 30 more freestanding ck Calvin Klein stores are expected to be opened by licensees by 2010.

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

–

Introduction and growth of new fragrance offerings and brand extensions, such as the new men’s and women’s ckIN2U (Spring 2007), Calvin Klein MAN (Fall 2007) and Secret Obsession (Fall 2008) fragrances.

–

Introduction and growth of new underwear brand extensions, such as the men’s and women’s Steel (Fall 2007), as well as the women’s Perfectly Fit (Fall 2005) and Seductive Comfort (Fall 2008) programs.

–

Pursuit of additional licensing opportunities for new product lines, such as the recent introduction of a women’s performance line (Spring 2008).

Heritage Business

•

Continue to grow sportswear. We have a leading position in the United States in men’s sportswear and have continued to penetrate the sportswear market with additional products and product lines. We have built IZOD into a year-round lifestyle brand from its traditional knit sport shirt origins by adding new product offerings, such as pants, sweaters and outerwear, and new lines of apparel, including golf and jeanswear. As a result, IZOD has become a leader on the main floor of department stores in the United States. In 2007, we expanded our wholesale sportswear offerings through our assumption of the IZOD women’s sportswear collection, which was previously a licensed business.

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

•

Pursue international growth. We intend to expand the international distribution of our brands. We recently expanded our wholesale operations to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe, and have approximately 100 license agreements, covering over 120 countries, to use our brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we believe we are underpenetrated, such as Europe and Asia. These opportunities may include the licensing of our brand names to companies that we believe have appropriate international distribution channel access or expertise. We have entered into many license agreements with partners across the globe for our brands.

Our Business

We manage our business through our operating divisions, which consist of five reportable segments: (i) Calvin Klein Licensing; (ii) Wholesale Dress Furnishings; (iii) Wholesale Sportswear and Related Products; (iv) Retail Apparel and Related Products; and (v) Retail Footwear and Related Products. Note 19, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income before interest and taxes and assets related to each segment, as well as information regarding our revenue generated from foreign and domestic sources.

Calvin Klein

Our Calvin Klein businesses primarily consist of (1) licensing and similar arrangements worldwide of the Calvin Klein Collection, ck Calvin Klein and Calvin Klein brands for a broad array of products, including sportswear, jeans, underwear, fragrances, cosmetics, eyewear, men’s tailored clothing, shoes, hosiery, socks, footwear, swimwear, jewelry, watches, outerwear, handbags, leather goods, home furnishings and accessories, as well as to operate retail stores (Calvin Klein Licensing segment); (2) the marketing of the Calvin Klein Collection brand high-end men’s and women’s apparel and accessories collections through our Calvin Klein Collection flagship store (Retail Apparel and Related Products segment); (3) our Calvin Klein dress furnishings and men’s better sportswear businesses (Wholesale Dress Furnishings and Wholesale Sportswear and Related Products segments, respectively); (4) our Calvin Klein retail stores located principally in premium outlet malls in the United States (Retail Apparel and Related Products segment); and (5) our Calvin Klein Wholesale Collection business.

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

Calvin Klein Collection is the “halo” brand at the top of the pyramid that personifies the Calvin Klein aesthetic of modern, contemporary, minimalist style, which is translated to the other Calvin Klein brands. In January 2008, we acquired CMI, the licensee of the men’s and women’s Calvin Klein Collection apparel and accessories businesses. We market under this brand, directly and through licensees, men’s and women’s high-end collection apparel, eyewear, footwear, accessories and outerwear. We hold two runway shows each for men and women annually and operate a flagship store, located on Madison Avenue in New York City, under the Calvin Klein Collection brand. These activities support our visibility in the fashion industry and help convey the Calvin Klein aesthetic to the world. In addition, four freestanding Calvin Klein Collection stores are operated by licensees in major cities outside of the United States.

The second tier of the pyramid is ck Calvin Klein, our “bridge” brand. The products offered under this brand include men’s and women’s apparel, accessories, fragrances, watches, eyewear, jewelry and cosmetics. We believe this brand provides significant growth opportunities, particularly in Europe and Asia, where apparel and accessories are more traditionally sold at bridge price points. Currently, ck Calvin Klein apparel and accessories are available in Europe, Asia and Japan, as well as in 62 freestanding ck Calvin Klein stores in Southeast Asia, China and Europe at the end of 2008.

The third tier of the pyramid is the Calvin Klein brand, which is positioned within the “better” price range. There were product gaps in this price range prior to our acquisition of Calvin Klein in 2003. To address these gaps, we introduced the men’s better sportswear line and entered into licenses for women’s better sportswear, swimwear, men’s tailored clothing, outerwear, footwear and handbags, as well as other accessories since that time. These new product categories complement the pre-acquisition offerings, which include underwear, jeanswear, home goods, accessories and other products. In addition, we opened Calvin Klein retail stores principally in premium outlet malls in the United States, which we believe enhance customer perception and awareness of the Calvin Klein brand.

An important element of this tiered brand strategy is the preservation of the prestige and image of the Calvin Klein brands. To this end, we maintain a dedicated in-house marketing, advertising and design division of Calvin Klein that oversees a worldwide marketing, advertising and promotions program. In 2008, approximately $275 million was spent globally in connection with the advertisement, marketing and promotion of the Calvin Klein brands and products sold by us, Calvin Klein’s licensees and other authorized users of the Calvin Klein name. Calvin Klein designs and/or controls all design operations and product development for most of its licensees.

Calvin Klein Licensing Segment

An important source of our revenue is Calvin Klein’s arrangements with licensees and other third parties worldwide that manufacture and distribute globally a broad array of products under the Calvin Klein brands. For 2008, approximately 39% of Calvin Klein’s royalty, advertising and other revenue was generated domestically and approximately 61% was generated internationally. Calvin Klein combines its design, marketing and imaging skills with the specific manufacturing, distribution and geographic capabilities of its licensing and other partners to enter into new product categories and extend existing lines of business. Calvin Klein’s largest licensing and other partners in terms of royalty, advertising and other revenue earned by Calvin Klein in 2008 were Warnaco, accounting for approximately 42%, and Coty, Inc., accounting for approximately 15%.

Calvin Klein has over 50 wholesale product licensing arrangements. The products offered by Calvin Klein’s licensing partners include:

Licensing partner	Product Category
CK Watch and Jewelry Co., Ltd. (Swatch SA)	Men’s and women’s watches (worldwide) and women’s jewelry (worldwide, excluding Japan)
CK21 Holdings Pte, Ltd.	Men’s and women’s bridge apparel, shoes and accessories (Asia, excluding Japan)
Coty, Inc.	Men’s and women’s fragrance and bath products (worldwide)
DWI Holdings, Inc.	Soft home bed and bath furnishings (United States, Canada, Mexico, Central America & South America)

G-III Apparel Group, Ltd.	Men’s and women’s coats; women’s better suits, dresses and sportswear; women’s active performance wear (United States, Canada & Mexico)
Jimlar Corporation	Men’s and women’s footwear: better (United States, Canada & Mexico); bridge (North America, Europe & Middle East); collection (worldwide)
Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)
Markwins Holding Co., Ltd. (Markwins International Corp.)	Color cosmetics and skin care products (worldwide)
McGregor Industries, Inc. / American Essentials, Inc.	Men’s and women’s socks and women’s tights (United States, Canada, Mexico, South America, Europe, Middle East and Asia, excluding Japan)
Onward Kashiyama Co. Ltd.	Men’s and women’s bridge apparel and women’s accessories (Japan)
Peerless Delaware, Inc.	Men’s better and bridge tailored clothing (United States, Canada & Mexico; South America (non-exclusive))
Warnaco, Inc.

Men’s, women’s and children’s jeanswear (worldwide); men’s and children’s underwear and sleepwear (worldwide); women’s intimate apparel and sleepwear (worldwide); women’s swimwear (worldwide); men’s better swimwear (Europe & Middle East); men’s and women’s bridge apparel and accessories (Europe, Africa & Middle East)

Calvin Klein entered into new licensing agreements during 2008 for, among other things, men’s and women’s bridge and collection footwear.

Warnaco is the beneficial owner of the Calvin Klein mark for men’s and children’s underwear and sleepwear and women’s intimate apparel and sleepwear. However, Warnaco pays Calvin Klein an administration fee based on Warnaco’s worldwide sales of such products under an administration agreement between Calvin Klein and Warnaco. Warnaco, as the beneficial owner of the Calvin Klein mark for such products, controls the design and advertising related thereto.

Heritage Business

Our “heritage” business encompasses the design, sourcing and marketing of dress shirts, neckwear, sportswear and footwear under our portfolio of owned and licensed nationally recognized brands. Our wholesale business represents our core business and we believe that it is the basis for our brand equity. Our products are distributed at wholesale in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. We added neckwear to our wholesale business in January 2007 in connection with the Superba acquisition. A few of our customers, including Macy’s, Inc., J.C. Penney Company, Inc., Kohl’s Corporation, and Wal-Mart Stores, Inc. account for significant portions of our revenue. Sales to our five largest customers were 31.7% of our revenue in 2008, 30.2% of our revenue in 2007 and 30.6% of our revenue in 2006. Macy’s, our largest customer, accounted for 11.5% of our revenue in 2008, 9.7% of our revenue in 2007 and 11.4% of our revenue in 2006.

Our wholesale customers offer our dress shirts, neckwear and sportswear, other than Calvin Klein men’s better sportswear, on the main floor of their stores. Calvin Klein men’s better sportswear is offered in the collection area of our customers’ stores. In each case, we offer our customers merchandising support with visual display fixtures and in-store marketing, with Calvin Klein men’s better sportswear generally being offered in fixtured shops we design and build. When a line of our products is displayed in a stand-alone area on the main floor, or, in the case of Calvin Klein men’s better sportswear, an exclusively dedicated collections area, we are able to further enhance brand recognition to permit more complete merchandising of our lines and to differentiate the presentation of our products. We believe that the broad appeal of our products, with multiple well-known brands offering differing styles at different price points, together with our customer, advertising and marketing support and our ability to offer products with innovative qualities, enable us to expand and develop relationships with apparel retailers.

We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing inventory management. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, our broad array of product availability and our quick response capabilities. Certain of our products can be ordered at any time through our EDI replenishment systems. For customers who reorder these products, we generally ship these products within one to two days of order receipt. As of February 1, 2009 and February 3, 2008, our backlog of open customer orders totaled $131 million and $130 million, respectively.

As a complement to our wholesale business, we also market products directly to consumers through our Van Heusen, IZOD, Bass and Calvin Klein retail stores, principally located in outlet malls throughout the United States. In addition, into the fourth quarter of 2008, we also marketed our products directly to consumers through our Geoffrey Beene outlet retail stores. We announced during 2008 that we would not renew our license to operate Geoffrey Beene outlet retail stores and ceased operations of our Geoffrey Beene outlet retail division during the fourth quarter of 2008. We also license our owned heritage brands (Van Heusen, IZOD, ARROW, Bass and G.H. Bass & Co.) to third parties domestically and internationally for an assortment of products.

Wholesale Dress Furnishings Segment

Our Wholesale Dress Furnishings segment principally includes the design and marketing of men’s dress shirts and neckwear.

We market both dress shirts and neckwear principally under the ARROW, Calvin Klein, ck Calvin Klein, Calvin Klein Collection, IZOD, Eagle, BCBG Max Azria, BCBG Attitude, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, DKNY and MICHAEL Michael Kors brands. We also market dress shirts under the Van Heusen, Geoffrey Beene and CHAPS brands and neckwear under the Tommy Hilfiger, Nautica, Jones New York, Michael Kors Collection, Valentino, City of London, Bugatti, ck Calvin Klein, Ike Behar, Ted Baker, Hart Schaffner Marx, Gianfranco Ruffini, Studio by Fumagalli’s, Zylos by George Machado, J. Garcia, Claiborne, U.S. POLO ASSN. and Axcess brands. During 2009, we will begin marketing dress shirts under the Elie Tahari and Tommy Hilfiger brands.

The following provides additional information for some of the more significant brands, as determined based on 2008 sales volume:

The Van Heusen dress shirt has provided a strong foundation for us for most of our history and is the best selling dress shirt brand in the United States. The Van Heusen dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed regularly through more than 3,300 doors, principally in department stores, including Belk, Inc., Macy’s, Stage Stores, Inc. and JCPenney.

ARROW is the second best selling dress shirt brand in the United States. ARROW dress shirts and neckwear target the updated classical consumer, are marketed at opening to moderate price points and are distributed regularly through more than 2,600 doors combined, principally in mid-tier department stores, including Kohl’s and Sears, Roebuck and Co.

Kenneth Cole New York and Kenneth Cole Reaction dress shirts and neckwear target the modern consumer, are marketed at bridge and better price points, respectively, and are distributed regularly through more than 1,300 doors combined, principally in department stores, including Dillard’s, Inc. and Macy’s. We market both brands of Kenneth Cole dress shirts and neckwear under license agreements with Kenneth Cole Productions (Lic), Inc. that expire on December 31, 2009 and December 31, 2012, respectively, and which we may extend, subject to certain conditions, through December 31, 2012 and December 31, 2016, respectively.

The Geoffrey Beene dress shirt is one of the best selling designer dress shirt brands in the United States. The Geoffrey Beene dress shirt targets the more style-conscious consumer, is marketed at moderate to upper moderate price points and is distributed regularly through more than 2,300 doors, principally in department and specialty stores, including Macy’s and Casual Male Retail Group, Inc. We market Geoffrey Beene dress shirts under a license agreement with Geoffrey Beene, Inc. that expires on December 31, 2013.

Calvin Klein dress shirts and neckwear target the modern classical consumer, are marketed at better price points and are distributed regularly through more than 1,200 doors combined, principally in department stores, including Macy’s and Dillard's. We also offer our Calvin Klein Collection and ck Calvin Klein dress shirts to the more limited channel of luxury department and specialty stores and freestanding Calvin Klein Collection and ck Calvin Klein stores.

IZOD dress shirts and neckwear target the modern traditional consumer, are marketed at moderate price points and are distributed regularly through more than 1,500 doors combined, principally in department stores, including Belk and JCPenney.

The Eagle dress shirt, a 100% cotton, no-iron shirt, and Eagle neckwear target the updated traditional consumer, are marketed at better price points and are distributed regularly through more than 700 doors combined, principally in department stores, including Macy’s.

Donald J. Trump Signature Collection dress shirts and neckwear target the modern classical consumer, are marketed at better price points and are distributed regularly through more than 450 doors combined, exclusively at Macy’s. We market Donald J. Trump Signature Collection dress shirts and neckwear under a license agreement with Donald J. Trump that expires on December 31, 2009 and which we may extend, subject to certain conditions, through December 31, 2012.

DKNY dress shirts and neckwear target the modern consumer, are marketed at better price points and are distributed regularly through more than 450 doors combined, principally in department stores, including Macy’s. We market DKNY dress shirts and neckwear under license agreements with Donna Karan Studio, LLC that expire on December 31, 2012 and December 31, 2009, respectively. We may extend our dress shirt license agreement, subject to certain conditions, through December 31, 2017. We currently intend to renew our neckwear license agreement.

The CHAPS dress shirt targets the updated traditional consumer and is marketed at moderate price points. The CHAPS dress shirt is distributed regularly through more than 1,100 doors, principally at Kohl’s. We market CHAPS dress shirts under a license agreement with PRL USA, Inc. and The Polo/Lauren Company, LP that expires on December 31, 2010.

We market Tommy Hilfiger neckwear through more than 450 doors under a license agreement with Tommy Hilfiger Licensing, LLC that expires on June 30, 2009 and with respect to which the parties are negotiating a renewal through March 31, 2012. The new dress shirt license agreement under which we will launch our first offering for Fall 2009, expires on March 31, 2012. The dress shirt license agreement may be extended for up to two additional terms ending March 31, 2015 and March 31, 2018, respectively, subject to certain conditions.

We also offer private label dress shirt and neckwear programs to retailers. Private label offerings enable a retailer to sell its own line of exclusive merchandise at generally higher margins. These programs present an opportunity for us to leverage our design, sourcing, manufacturing and logistics expertise. Our private label customers work with our designers to develop the styles, sizes and cuts that the customers desire to sell in their stores under their private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy product exclusivity at generally higher margins. Private label products, however, generally do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same breadth of services and in-store sales and promotional support as branded manufacturers. We market private label dress shirts and neckwear to national department and mass market stores. Our private label dress shirt program currently consists of George for Wal-Mart and Apt. 9 for Kohl’s. Our private label neckwear programs include Murano, Daniel Cremieux and Roundtree & Yorke for Dillard’s, Club Room and Via Europe for Macy’s, Croft & Barrow and Apt. 9 for Kohl’s, Covington for Sears, Merona for Target Corporation, John W. Nordstrom for Nordstrom, Inc. and Stafford and J. Ferrar for JCPenney.

Wholesale Sportswear and Related Products Segment

We market our sportswear, including men’s knit and woven sport shirts, sweaters, bottoms, swimwear, boxers and outerwear, at wholesale, principally under the IZOD, Van Heusen, ARROW, Geoffrey Beene, Timberland (since Fall 2008) and Calvin Klein brands. Since Fall 2007, we also market women’s sportswear, including knit and woven sport shirts, sweaters, bottoms and outerwear under the IZOD brand.

IZOD is the best selling branded men’s knit sport shirt in the United States. IZOD men’s sportswear consists of six related separate concepts under the classic IZOD blue label (consists of updated classic sportswear), IZOD Golf (golf/resort lifestyle sportswear), IZOD XFG (functional/performance oriented golf apparel), IZOD red label (IZOD LX, a line of sportswear exclusive to Macy’s), IZOD Jeans (denim bottoms and related tops) and IZOD PerformX (performance-fabricated activewear) sub-brands. IZOD men’s apparel consists of a range of sportswear, including sweaters, knit and woven sports shirts, slacks, jeans, fleecewear and outerwear. IZOD men’s sportswear is targeted to the active consumer, is marketed at moderate to upper moderate price points and is distributed regularly through more than 3,100 doors, principally in department stores, including Macy’s, Belk, The Bon-Ton Stores, Inc., Stage Stores and JCPenney.

IZOD women’s sportswear consists of five related separate concepts: IZOD blue label, IZOD Jeans, IZOD Sport (consists of athletic/leisure sportswear), IZOD Golf and IZOD Silver Crest (career related separates). IZOD women’s apparel consists of a range of sportswear, including sweaters, knit and woven sport shirts, pants, jeans, fleecewear and outerwear. IZOD women’s sportswear is targeted to the active consumer, is marketed at moderate to upper moderate price points and is distributed regularly through more than 1,500 doors, principally in department stores, including Belk, Bon-Ton, Stage Stores and JCPenney.

Van Heusen is the best selling men’s woven sport shirt brand in the United States. The Van Heusen sportswear collection also includes knit sport shirts, chinos and sweaters. Like Van Heusen dress shirts, Van Heusen sport shirts, chinos and sweaters target the updated classical consumer, are marketed at opening to moderate price points and are distributed regularly through more than 3,500 doors, principally in department stores, including JCPenney, Belk, Macy’s, Bon-Ton and Stage Stores.

ARROW is the second best selling men’s woven sport shirt brand in the United States. ARROW sportswear consists of men’s knit and woven tops, sweaters and bottoms. ARROW sportswear targets the updated traditional consumer, is marketed at moderate price points and is distributed regularly through more than 2,500 doors, principally in mid-tier department stores, including Kohl’s and Sears.

Geoffrey Beene sportswear targets a style-conscious consumer and is positioned as an updated classic designer label for men’s woven and knit sport shirts on the main floor of department stores. Geoffrey Beene sportswear is marketed at upper moderate price points and is distributed regularly through more than 550 doors, principally in department stores, including Macy’s. We market Geoffrey Beene men’s sportswear at wholesale under the same license agreement as Geoffrey Beene dress shirts, which expires on December 31, 2013.

Timberland men’s sportswear is targeted to an active consumer, is marketed at opening better men’s collection price points and is distributed regularly through more than 550 doors, principally in department stores, including Macy’s, Belk and Bon-Ton and through The Timberland Company’s outlet retail stores. We market Timberland men’s sportswear at wholesale under a license agreement with The Timberland Company that expires on December 31, 2012 and which we may extend, subject to certain conditions, through December 31, 2017.

Calvin Klein men’s sportswear targets the modern classical consumer, is marketed at better price points and is distributed regularly through more than 650 doors, principally in better fashion department and specialty stores, including Macy’s and Dillard’s.

Retail Segments

We operate over 650 retail locations under the Van Heusen, IZOD, Bass, Calvin Klein and Calvin Klein Collection names. We announced in 2008 our decision not to renew our license to operate Geoffrey Beene outlet retail stores and committed to a plan to close our Geoffrey Beene outlet retail division. Such division, which operated approximately 100 stores at the time of the announcement, ceased operations before the end of 2008. Approximately 20 of the Geoffrey Beene store locations have been or are in the process of being converted, substantially all to the Calvin Klein outlet retail format. (Please see Note 16, “Activity Exit Costs, Asset Impairments and Other Charges” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.)

Our stores are primarily located in outlet malls throughout the United States. We also operate a full price store located in New York City under the Calvin Klein Collection brand, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. We began opening and operating in the third quarter of 2007 a limited number of specialty retail stores in premier malls in the United States under the Calvin Klein brand. Our stores range in size from 1,000 to 14,000 square feet, with an average of approximately 5,000 square feet. We believe our retail stores are an important complement to our wholesale operations because we believe that the stores further enhance consumer awareness of our brands by offering products that are not available in our wholesale lines, while also providing a means for managing excess inventory.

Retail Apparel and Related Products Segment

Our Van Heusen stores offer men’s dress shirts, neckwear and underwear, men’s and women’s suit separates, men’s and women’s sportswear, including woven and knit shirts, sweaters, bottoms and outerwear, and men’s and women’s accessories. These stores are targeted to the value-conscious consumer who looks for classically styled, moderately priced apparel.

Our IZOD stores offer men’s and women’s active-inspired sportswear, including woven and knit shirts, sweaters, bottoms and activewear and men’s fragrance. These stores focus on golf, travel and resort clothing.

Our Calvin Klein outlet stores are located principally in premium outlet centers and offer men’s and women’s apparel and other Calvin Klein products to communicate the Calvin Klein lifestyle. We also operate one Calvin Klein Collection store, located on Madison Avenue in New York City, that offers Calvin Klein Collection men’s and women’s high-end collection apparel and accessories and other products under the Calvin Klein brands. We began opening and operating in the third quarter of 2007 a limited number of specialty retail stores in premier malls in the United States under the Calvin Klein brand. As of the end of 2008, we operated 10 of these stores. We currently do not intend to open additional Calvin Klein specialty retail stores.

Retail Footwear and Related Products Segment

Our Bass stores offer casual and dress shoes for men, women and children. Most of our Bass stores also carry apparel for men and women, including tops, neckwear, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear.

Licensing

In addition to our Calvin Klein licensing business, we license our heritage brands globally for a broad range of products through approximately 100 license agreements covering over 120 countries.

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

We license our Van Heusen, IZOD, ARROW, Bass and G.H. Bass & Co. brand names for various products worldwide. We also sublicense to others the Geoffrey Beene brand name for certain products.

The products offered by our licensing partners under these brands include:

Licensing Partner	Product Category

Arvind Mills, Ltd.	ARROW men’s and women’s dresswear, sportswear and accessories (India, Middle East, Sri Lanka, Bangladesh & Nepal)
Clearvision Optical Company, Inc.	IZOD men’s, women’s and children’s optical eyewear and related accessories (United States)
E.C.C.E.	ARROW men’s and women’s dresswear, sportswear and accessories (France, Switzerland, Andorra & Morocco)
Fishman & Tobin, Inc.	Van Heusen and ARROW boys’ dresswear and sportswear; IZOD boys’ sportswear; IZOD and ARROW boys’ and girls’ school uniforms; ARROW men’s tailored clothing; IZOD boys’ tailored clothing (United States)
Gazal Apparel Pty Limited	Van Heusen men’s dresswear, eyewear, footwear, hosiery, small leather goods, fragrances and accessories (Australia & New Zealand)
Gemini Cosmetics, Inc.	IZOD men’s, women’s and children’s fragrances (United States)
Harbor Wholesale, Ltd.	Bass and G.H. Bass & Co. wholesale footwear (worldwide)
Industrias Jatu S.A.	ARROW men’s dresswear and sportswear (Venezuela)
Knothe Corp.	IZOD men’s and boys’ sleepwear and loungewear (United States)
Manufacturas Interamericana S.A.	ARROW men’s and women’s dresswear, sportswear and accessories (Chile & Uruguay)
Peerless Delaware, Inc.	Van Heusen and IZOD men’s tailored clothing (United States)
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

Seasonality

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales and income in the third quarter due to selling to our customers in advance of the holiday season. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter generally has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday season.

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

Product Sourcing

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

We announced in the fourth quarter of 2008 certain restructuring initiatives, including a realignment of our global sourcing organization and the shutdown of domestic production of machine-made neckwear. We decided to realign our global sourcing organization structure to make more efficient use of our internal resources with the intended goals of reducing product development cycle times and improving the efficiency of our sourcing operations. Our decision to shut down domestic production of machine-made neckwear was made to lower our neckwear product costs.

In 2008, over 145 different manufacturers produced our products in approximately 260 factories and 24 countries worldwide. With the exception of handmade neckwear, which is made in our Los Angeles, California facility and which accounts for less than 10% of our total neckwear sourcing and production, virtually all of our products are produced by independent manufacturers located in foreign countries. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production, and quantities are finalized at that time. We believe we are one of the largest users of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. Most of our dress shirts and all of our sportswear are sourced and manufactured in the Far East, the Indian subcontinent, the Middle East, the Caribbean and Central America. Our footwear is sourced and manufactured principally in the Far East, Europe, South America and the Caribbean. Our neckwear fabric is sourced primarily from Europe and the Far East. The manufacturers of all of these items are required to meet our quality, cost and human rights requirements. No single supplier is critical to our production needs, and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. Given our extensive network of sourcing partners, we believe we are able to obtain goods at low cost and on a timely basis.

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

Warehousing and Distribution

To facilitate distribution, our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment. Ranging in size from 42,000 to 747,000 square feet, our centers are located in Arkansas, California, Georgia, North Carolina, Pennsylvania, Tennessee and Trento, Italy. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores, as the case may be, on a cost-effective basis. This includes the use of various forms of electronic communications to meet customer needs, including advance shipping notices for all major customers. In addition, we contract with third parties for warehousing and distribution in Canada and Europe to provide responsive service for our foreign wholesale operations.

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

We advertise our brands in national print media (including fashion, entertainment/human interest, business, men’s, women’s and sports magazines, The New York Times and The Wall Street Journal), on the Internet, on television, in movie theaters and through outdoor signage and sports sponsorships, and we have contracted with the New Jersey Sports and Exposition Authority for naming rights to the IZOD Center sports and entertainment arena, home to the National Basketball Association’s New Jersey Nets. We also participate in cooperative advertising programs with our customers, as we believe that brand awareness and in-store positioning are further strengthened by our contributions to such programs.

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

We believe Calvin Klein is one of the most well-known designer names in the world. One of the efforts that has helped to establish and maintain the Calvin Klein name and image is its historical high-profile, often cutting-edge advertising campaigns that have stimulated publicity, curiosity and debate among customers and consumers, as well as within the fashion industry over the years. Calvin Klein has a dedicated in-house advertising agency, with experienced in-house creative and media teams that develop and execute a substantial portion of the institutional consumer advertising placement for products under the Calvin Klein brands. The advertising team works closely with other functional areas within Calvin Klein and its licensing and other partners to deliver a consistent and unified brand message to the consumer. Calvin Klein oversees a worldwide marketing, advertising and promotions program. In 2008, approximately $275 million was spent globally in connection with the advertisement, marketing and promotion of the Calvin Klein brands and products sold by us, Calvin Klein’s licensees and other authorized users of the Calvin Klein name.

Calvin Klein products are advertised primarily in national print media, through outdoor signage and on television. We believe promotional activities throughout the year further strengthen brand awareness of the Calvin Klein brands. The Spring and Fall Calvin Klein high-end apparel collections are presented at major fashion shows in New York City and Milan, which typically generate extensive media coverage. Other Calvin Klein promotional efforts include in-store events, product launch events, gift-with-purchase programs, participation in charitable and special corporate-sponsored events and providing outfits to celebrities for award ceremonies and premieres.

Trademarks

We own the Van Heusen, Bass, G.H. Bass & Co., IZOD, IZOD G, ARROW and Eagle brands, as well as related trademarks and lesser-known names. We beneficially own the Calvin Klein marks and derivative marks (for products other than underwear, sleepwear and loungewear). Calvin Klein and Warnaco are each an owner (for their respective products) of the Calvin Klein Trademark Trust, which is the sole and exclusive title owner of substantially all registrations of the Calvin Klein trademarks. The sole purpose of the Trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the Trust pursuant to a servicing agreement. The Trust licenses to Warnaco on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks on men’s and children’s underwear and sleepwear and women’s intimate apparel and sleepwear, and to Calvin Klein on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks on all other products. Warnaco pays us an administrative fee based on Warnaco’s worldwide sales of underwear, intimate apparel and sleepwear products bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco.

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

We regard the license to use our trademarks and our other intellectual property rights in the trademarks as valuable assets in marketing our products and vigorously seek to protect them, on a worldwide basis, against infringement. We are susceptible to others imitating our products and infringing on our intellectual property rights. This is especially the case with respect to the Calvin Klein brands, as the Calvin Klein brands enjoy significant worldwide consumer recognition and their generally higher pricing provides significant opportunity and incentive for counterfeiters and infringers. Calvin Klein has a broad, proactive enforcement program, which we believe has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad. We have taken enforcement action with respect to our other marks on an as-needed basis.

Contingent Purchase Price Payments

Prior to our acquisition of Calvin Klein, Calvin Klein was obligated to pay Mr. Calvin Klein and his heirs in perpetuity a percentage of sales of certain products bearing any of the Calvin Klein brands under a design services letter agreement. In connection with our acquisition of Calvin Klein, we bought all of Mr. Klein’s rights under that agreement in consideration for a warrant to purchase our common stock and for granting him the right to receive from us contingent purchase price payments based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands with respect to sales made during the first 15 years following the closing of the acquisition. In addition, Mr. Klein was released from all of his obligations under that agreement, including his obligation to render design services to Calvin Klein, and the design services letter agreement was terminated. Our obligation to make contingent purchase price payments to Mr. Klein in connection with our acquisition of Calvin Klein is guaranteed by our Calvin Klein subsidiaries and is secured by a subordinated pledge of all of the equity interests in our Calvin Klein subsidiaries and a subordinated lien on substantially all of our domestic Calvin Klein subsidiaries’ assets. Events of default under the agreements governing the collateral for our contingent payment obligations to Mr. Klein, include, but are not limited to (1) our failure to make payments to Mr. Klein when due, (2) covenant defaults, (3) cross-defaults to other indebtedness in excess of an agreed amount, (4) events of bankruptcy, (5) monetary judgment defaults and (6) a change of control, including the sale of any portion of the equity interests in our Calvin Klein subsidiaries. An event of default under those agreements would permit Mr. Klein to foreclose on his security interest in the collateral. In addition, if we fail to pay Mr. Klein a contingent purchase price payment when due and such failure to pay continues for 60 days or more after a final judgment by a court is rendered relating to our failure to pay, Mr. Klein will no longer be restricted from competing with us as he otherwise would be under the non-competition provisions contained in the purchase agreement relating to our acquisition of Calvin Klein, although he would still not be able to use any of the Calvin Klein brands or any similar trademark in any competing business.

In connection with the Superba acquisition, we are obligated to pay to Superba contingent purchase price payments if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. Such contingent purchase price payments totaled $14.5 million in the first quarter of 2008 based on the calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. Superba did not achieve the minimum earnings in 2008 required for a payout in 2009. The maximum payout that Superba can receive with respect to 2009 earnings is $30.0 million. Any such contingent purchase price payment would be payable 90 days after the applicable fiscal year end. We currently anticipate that no payment will be made in 2010 with respect to 2009 earnings.

Competition

The apparel and footwear industries are competitive as a result of their fashion orientation, mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Some of our larger branded apparel and footwear competitors include Polo Ralph Lauren Corporation, Tommy Hilfiger Corporation, Nautica Enterprises, Inc., Perry Ellis International, The Timberland Company and The Rockport Company, LLC. With respect to Calvin Klein, we believe The Donna Karan Company, LLC, Polo Ralph Lauren’s Purple Label, Giorgio Armani SPA, Gucci Group N.V. and Prada SPA Group also are our competitors. In addition, we face significant competition from retailers, including our own wholesale customers, through their private label programs.

We compete primarily on the basis of style, quality, price and service. Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in these areas. We believe we are well-positioned to compete in the apparel and footwear industries. Our diversified portfolio of apparel brands and apparel and footwear products and our use of multiple channels of distribution have allowed us to develop a business that produces results which are not dependent on any one demographic group, merchandise preference or distribution channel. We have developed a portfolio of brands that appeal to a broad spectrum of consumers. Our owned brands have long histories and enjoy high recognition within their respective consumer segments. We develop our owned and licensed brands to complement each other and to generate strong consumer loyalty. The Calvin Klein brands generally provide us with the opportunity to develop businesses that target different consumer groups at higher price points and in higher-end distribution channels than our other brands, as well as with significant global opportunities due to the worldwide recognition of the brands.

Imports and Import Restrictions

A substantial portion of our products is manufactured by contractors located outside the United States. These products are imported and are subject to United States customs laws, which impose tariffs, as well as quota restrictions, for non-World Trade Organization (“WTO”) member countries. Under the provisions of the WTO agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions do not affect our business in most countries. Presently, a portion of our imported products is eligible for certain duty-advantaged programs, including CAFTA, Jordan FTA, Egypt QIZ, NAFTA, AGOA and ATPDEA.

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

Employees

As of February 1, 2009, we employed approximately 6,000 persons on a full-time basis and approximately 5,100 persons on a part-time basis. Approximately 4% of our employees were represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	51	Chairman and Chief Executive Officer
Allen E. Sirkin	66	President and Chief Operating Officer
Michael A. Shaffer	46	Executive Vice President and Chief Financial Officer
Francis K. Duane	52	Vice Chairman, Wholesale
Paul Thomas Murry	58	President and Chief Executive Officer, Calvin Klein

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

Mr. Paul Thomas Murry has been employed by Calvin Klein since 1996. Mr. Murry retained his position as President and Chief Operating Officer, Calvin Klein upon our acquisition of Calvin Klein in 2003 and was named President and Chief Executive Officer, Calvin Klein in September 2008.

Item 1A. Risk Factors

Further deterioration of economic conditions, including turmoil in the financial and credit markets, may further adversely affect our business.

The deterioration in economic conditions over the course of 2008 and the current state of the global economy has adversely affected our customers and consumer spending and, as a result, our business has been adversely affected, as well. Conditions may remain depressed or may be subject to further deterioration and may lead to a continued reduction in consumer spending, which could have a material adverse impact on our revenue and profitability. Reduced sales by some of our wholesale customers, along with the possibility of their reduced access to, or inability to access, the credit markets, has and may continue to result in various retailers experiencing significant financial difficulties. Financial difficulties of customers has resulted and could continue to result in reduced sales by us to those customers and has resulted and could continue to result in store closures, restructurings, bankruptcies or liquidations. Higher credit risk relating to receivables from customers experiencing financial difficulty may also result. Our inability to shift sales to other customers or to collect on our trade receivables could have a material adverse effect on our financial condition and results of operations.

The recent distress in the financial markets has also resulted in diminished liquidity and credit availability. As such, if conditions continue, there can be no assurance that we could obtain financing, or refinance existing debt, when the need arises or on terms that would be acceptable to us.

A substantial portion of our revenue and gross profit is derived from a small number of large customers and the loss of any of these customers could substantially reduce our revenue.

A few of our customers, including Macy’s, JCPenney, Kohl’s and Wal-Mart, account for significant portions of our revenue. Sales to our five largest customers were 31.7% of our revenue in 2008, 30.2% of our revenue in 2007 and 30.6% of our revenue in 2006. Macy’s, our largest customer, accounted for 11.5% of our revenue in 2008, 9.7% of our revenue in 2007 and 11.4% of our revenue in 2006. We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners, could substantially reduce our revenue and materially adversely affect our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. In addition, store closings by our customers decrease the number of stores carrying our apparel products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

We may not be able to continue to develop and grow our Calvin Klein business in terms of revenue and profitability.

A significant portion of our business strategy involves growing our Calvin Klein business. Our realization of revenue and profitability growth from Calvin Klein will depend largely upon our ability to:

•

continue to maintain and enhance the distinctive brand identity of the Calvin Klein brands;

•

continue to maintain good working relationships with Calvin Klein’s licensees; and

•

continue to enter into new licensing agreements for the Calvin Klein brands, both domestically and internationally.

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

We had approximately $400 million of long-term debt, $116 million of outstanding letters of credit and $209 million of additional amounts available for borrowing as of February 1, 2009. Our level of debt could have important consequences to investors, including:

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

•

limiting our ability to obtain additional financing in the future to fund working capital, capital expenditures, acquisitions, contributions to our pension plans and general corporate requirements;

•

placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, contributions to pension plans and general corporate requirements; and

•

any borrowings we make at variable interest rates, including our revolving credit facility, leave us vulnerable to increases in interest rates generally.

Our business is exposed to foreign currency exchange rate fluctuations.

Substantially all of our revenue and expenses are currently denominated in United States dollars. However, certain of our operations and license agreements expose us to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro, the Pound, the Yen and the Canadian dollar. Our principal exposure to changes in exchange rates for the United States dollar results from our licensing businesses. Many of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. As a result, during times of a strengthening United States dollar, our foreign royalty revenue will be adversely affected.

A secondary exposure to changes in exchange rates for the United States dollar results from our foreign operations. Our foreign operations include sales of our products to department and specialty stores throughout Canada and parts of Europe. Sales for these foreign operations are both generated and collected in foreign currency, which exposes us to foreign exchange gains and losses between the date of the sale and the date we collect payment. As with our licensing business, the results of these operations will be adversely affected during times of a strengthening United States dollar.

We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations.

Virtually all of our apparel and footwear products, excluding handmade neckwear, are produced by and purchased or procured from independent manufacturers located in countries in Europe, the Far East, the Indian subcontinent, the Middle East, South America, the Caribbean and Central America. We believe that we are one of the largest users of shirting fabric in the world. Although no single supplier or country is critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

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

•

disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

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

We rely upon independent third parties for all of our apparel and footwear products, excluding handmade neckwear. We do not have long-term contracts with any of our suppliers. A manufacturer’s failure to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers could have a material adverse effect on our revenue and, consequently, our results of operations.

We are dependent on a limited number of distribution facilities. If one becomes inoperable, our business, financial condition and operating results could be negatively impacted.

We operate a limited number of distribution facilities. Our ability to meet the needs of our retail customers and of our own retail stores depends on the proper operation of our primary facilities. If any of our primary facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could have a substantial loss of inventory and/or disruptions of deliveries to our customers and our stores, and/or incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility. This could adversely affect our business, financial condition and operating results.

A significant portion of our revenue is dependent on royalties and licensing.

In 2008, $331.2 million, or 13.3%, of our revenue was derived from licensing royalties, advertising and other revenue, principally in our Calvin Klein Licensing segment. Royalty, advertising and other revenue from Calvin Klein’s two largest licensing partners accounted for approximately 56% of its royalty, advertising and other revenue in 2008. We also derive licensing revenue from our Van Heusen, IZOD, Bass, G.H. Bass & Co. and ARROW brand names, as well as from the sublicensing of Geoffrey Beene. Our three largest licensing partners accounted for approximately 29% of royalty, advertising and other revenue for these brand names as a group in 2008. The operating profit associated with our royalty, advertising and other revenue is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant licensing partner, whether due to the termination or expiration of the relationship, the cessation of the licensing partner’s operations or otherwise (including as a result of financial difficulties of the partner), without an equivalent replacement, could materially affect our profitability.

While we generally have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial controls over their businesses. Our licensing partners’ failure to successfully market licensed products or our inability to replace our existing licensing partners could materially and adversely affect our revenue both directly from reduced royalty and advertising and other revenue received and indirectly from reduced sales of our other products. Risks are also associated with our licensing partners’ ability to:

•

obtain capital;

•

execute their business plans, including timely delivery of quality products;

•

manage their labor relations;

•

maintain relationships with their suppliers;

•

manage their credit risk effectively; and

•

maintain relationships with their customers.

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

Our retail stores are located principally in outlet malls, which are typically located in or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. As a result, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including as a result of war, terrorist attacks or the perceived threat of war or terrorist attacks, which would lead to decreased travel, could have a material adverse affect on us. In addition, we may be adversely affected by reduced travel due to economic conditions. Other factors which could affect the success of our stores include:

•

the location of the mall or the location of a particular store within the mall;

•

the other tenants occupying space at the mall;

•

increased competition in areas where the outlet malls are located; and

•

the amount of advertising and promotional dollars spent on attracting consumers to the malls.

In 2008, certain of our businesses and those of certain of our licensees were adversely affected by the curtailment of travel that accompanied the global economic slowdown.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties which we currently occupy are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate, apparel and footwear administrative offices and showrooms	Leased	199,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	183,000
Bridgewater, New Jersey	Corporate, finance and retail administrative offices	Leased	234,000
Los Angeles, California	Warehouse and neckwear manufacturing facility	Leased	200,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	747,000
Austell, Georgia	Warehouse and distribution center	Leased	562,000
Chattanooga, Tennessee	Warehouse and distribution center	Owned	451,000
Reading, Pennsylvania	Warehouse and distribution center	Owned	410,000
Schuylkill Haven, Pennsylvania	Warehouse and distribution center	Owned	251,000
Brinkley, Arkansas	Warehouse and distribution center	Owned	112,000
Hong Kong, China	Corporate administrative offices	Leased	65,000
Trento, Italy	Calvin Klein administrative offices and warehouse	Leased	42,000
Milan, Italy	Calvin Klein administrative offices and showroom	Leased	15,000

In addition, we lease certain other administrative/support offices and showrooms in various domestic and international locations. We also currently lease and operate over 650 retail locations in the United States and 10 retail locations in the United Kingdom and Ireland.

In connection with our recently announced restructuring initiatives, including the decision to reduce warehousing capacity, we have closed our warehouse and distribution center located in Breinigsville, Pennsylvania (where we occupied 220,000 square feet) in February 2009. Shipments that were previously handled by this facility have been relocated to our warehouse and distribution center located in Reading, Pennsylvania.

Substantially all of our properties are subject to liens under our secured revolving credit facility.

Information with respect to minimum annual rental commitments under leases in which we are a lessee is included in Note 15, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

We are a party to certain litigation which, in management’s judgment based in part on the opinions of legal counsel, will not have a material adverse effect on our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, no matters were submitted to a vote of our security holders.

PART II

Item 5. Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and the dividends declared on our common stock appear in the Notes to Consolidated Financial Statements included in Item 8 of this report under Note 12, “Stockholders’ Equity,” on page F-20 and “Selected Quarterly Financial Data,” on page F-34. See Note 9, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 17, 2009, there were 766 stockholders of record of our common stock. The closing price of our common stock on March 17, 2009 was $17.37.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our Common Stock against the cumulative return of the Russell Midcap Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended February 1, 2009.

Value of $100.00 invested after 5 years:

Our Common Stock	$111.68
Russell Midcap Index	$ 86.83
S&P 500 Apparel, Accessories & Luxury Goods Index	$ 67.53

Item 6. Selected Financial Data

Selected Financial Data appears under the heading “Ten Year Financial Summary” on pages F-38 and F-39.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Jones New York, J. Garcia, Claiborne, Timberland and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2008 year commenced on February 4, 2008 and ended on February 1, 2009; 2007 commenced on February 5, 2007 and ended on February 3, 2008; 2006 commenced on January 30, 2006 and ended on February 4, 2007.

References to the BVH acquisition refer to our October 2008 acquisition from The British Van Heusen Company Limited, a former licensee of Van Heusen men’s dresswear and accessories in the United Kingdom and Ireland, and one of its affiliates of certain assets (including inventories) of the licensed business. We refer to The British Van Heusen Company Limited and its affiliate together as “BVH.”

References to the Mulberry acquisition refer to our April 2008 acquisition of certain assets (including certain trademark licenses, inventories and receivables) of Mulberry Thai Silks, Inc., a manufacturer and distributor of branded neckwear in the United States, which we refer to as “Mulberry.”

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

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, ARROW, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, Sean John, CHAPS, Donald J. Trump Signature Collection, DKNY, Tommy Hilfiger, Nautica, Ike Behar, J. Garcia, Claiborne, Jones New York and Timberland, which are licensed.

We faced a very challenging environment during 2008. The global economic crisis began early in 2008 in the United States, affecting the principal market for our heritage businesses. The crisis deepened and became more widespread, affecting travel and foreign currency exchange rates, as well as consumer confidence and spending. This resulted in further deterioration of our heritage businesses and interrupted the growth trajectory of our Calvin Klein businesses. We announced during the fourth quarter of 2008 a series of actions we are undertaking to respond to these economic conditions, including restructuring certain of our operations and implementing a number of other cost reduction efforts. The restructuring initiatives include the shutdown of domestic production of machine-made neckwear, a realignment of our global sourcing organizational structure and reductions in warehousing capacity, all of which have headcount reductions associated with them, as well as other initiatives to reduce corporate and administrative expenses. In addition, during 2008, we recorded fixed asset impairments for approximately 200 retail stores. Earlier in 2008, we had announced that we would not renew our license agreements to operate Geoffrey Beene outlet retail stores and we executed our plan to close our Geoffrey Beene outlet retail division before the end of 2008.

Revenue grew to record levels and we generated a significant amount of net income and cash flow despite the difficulties that existed throughout 2008. We believe that our historical business strategy is the driving force which allows us to achieve these results in difficult economic times. Our strategy is to manage and market a portfolio of nationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference or distribution channel. We have enhanced this strategy by expanding our portfolio of brands through acquisitions of well-known brands, such as Calvin Klein and ARROW, that offer additional distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear. These acquisitions also enhanced our business strategy by providing us with established international licensing businesses which do not require working capital investments. We have successfully pursued growth opportunities in extending these brands through licensing into additional product categories and geographic areas. The Superba and Mulberry acquisitions helped to advance our historical strategy by adding a product category that is complementary to our heritage dress shirt business and leverages our position in dress furnishings. Our business strategy was also extended by our assumption in 2007 of the wholesale IZOD women’s sportswear collection, which was previously a licensed business. Further, in the second quarter of 2008, we began marketing men’s sportswear under the Timberland brand in North America under a licensing arrangement with The Timberland Company. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that complements our existing portfolio of sportswear brands and enables us to reach a broader spectrum of consumers.

A significant portion of our total income before interest and taxes is derived from international sources, primarily driven by the international component of our Calvin Klein licensing business. We intend to continue to expand our operations globally through direct marketing by us and through partnerships with licensees. We recently expanded our international operations to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe, including through the recent BVH acquisition that provided us with a wholesale distribution component, and a limited number of retail stores, principally for Van Heusen dress furnishings, in the United Kingdom and Ireland. We have also entered into many license agreements with partners across the globe for our brands.

Despite the challenges that 2008 presented, we further strengthened our balance sheet in 2008 by recording positive cash flow to end the year with $328 million in cash, an increase of $58 million from the prior year after making a voluntary pension contribution of $25 million. We have no debt maturities until 2011 and no short term borrowings, and we have significant availability under our revolving credit facility which does not expire until mid-2012.

RESULTS OF OPERATIONS

Operations Overview

We generate net sales from (i) the wholesale distribution of men’s dress shirts, men’s sportswear, neckwear (beginning in the fourth quarter of 2006) and women’s sportswear (beginning in the second quarter of 2007); and (ii) the sale, through over 650 company-operated retail locations, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Bass and Calvin Klein. In addition, into the fourth quarter of 2008, we operated retail stores under the brand name Geoffrey Beene.

Our stores principally operate in outlet centers in the United States. We also operate a full price store located in New York City under the Calvin Klein Collection brand, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. We began opening and operating in the third quarter of 2007 a limited number of specialty retail stores in premier malls in the United States under the Calvin Klein brand. As of the end of 2008, we operated 10 of these stores. Additionally, in connection with our acquisition of BVH, we assumed the operation of 10 retail stores located in the United Kingdom and Ireland that principally market Van Heusen brand dress furnishings.

We announced in the second quarter of 2008 our plan to close our Geoffrey Beene outlet retail division. The Geoffrey Beene outlet retail division, which operated approximately 100 stores at the time of the announcement, ceased operations before the end of 2008. Approximately 20 of the Geoffrey Beene store locations have been or are in the process of being converted, substantially all to the Calvin Klein outlet retail format. We have recorded pre-tax charges in 2008 that totaled approximately $18 million, of which approximately $7 million related to non-cash asset impairments and approximately $11 million related to inventory liquidations, lease terminations, severance and other costs in connection with the closure of the division.

We announced in the fourth quarter of 2008 a series of actions to respond to the current economic conditions by restructuring certain of our operations and implementing a number of other cost reduction efforts. We have recorded pre-tax charges in 2008 that totaled approximately $82 million, of which approximately $64 million related to non-cash asset impairments and approximately $18 million related to lease terminations, severance and other costs in connection with these restructuring initiatives implemented in the fourth quarter. We expect to incur additional charges of approximately $10 million in 2009 in connection with these initiatives.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 91% of total royalty, advertising and other revenue in 2008, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, watches and home furnishings.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 42% of such expenses in 2008. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 21% of selling, general and administrative expenses in 2008.

The following table summarizes our results of operations in 2008, 2007 and 2006:

	2008	2007	2006
(dollars in millions, except per share amounts)
Net sales	$2,160.7	$2,127.7	$1,849.2
Royalty revenue	236.6	214.4	182.3
Advertising and other revenue	94.7	83.0	59.1
Total revenue	2,491.9	2,425.2	2,090.6

Gross profit	1,200.7	1,191.0	1,029.9
% of total revenue	48.2%	49.1%	49.3%

Selling, general and administrative expenses	1,028.8	882.5	796.6
% of total revenue	41.3%	36.4%	38.1%

Gain on sale of investments, net	1.9	3.3	32.0

Income before interest and taxes	173.7	311.8	265.3

Interest expense	33.6	33.8	34.3
Interest income	6.2	16.7	17.4

Income before taxes	146.3	294.8	248.4

Income tax expense	54.5	111.5	93.2

Net income	$ 91.8	$ 183.3	$ 155.2

Diluted net income per common share	$ 1.76	$ 3.21	$ 2.64

Net Sales

Our net sales in 2008 increased to $2,160.7 million from $2,127.7 million in 2007 and $1,849.2 million in 2006. The 2008 net sales increase of $33.0 million over 2007 net sales included the net effect of the items described below:

•

The addition of $25.3 million of net sales attributable to our acquisition of CMI.

•

The addition of $10.1 million of net sales attributable to growth in our retail segments. This was primarily driven by the opening of Calvin Klein retail stores located in premier malls and outlet centers in the United States, partially offset by decreases due principally to (i) comparable store sales declines of 5% resulting from the overall weak retail environment; and (ii) our closing of our Geoffrey Beene outlet retail division, which was completed during the fourth quarter of 2008.

•

The reduction of $5.5 million of net sales attributable to declines in our Wholesale Sportswear and Related Products segment. This was comprised of decreases in our heritage brand wholesale sportswear businesses resulting from the difficult economic environment, which were mostly offset by increases resulting from the launch of our Timberland wholesale men’s sportswear business in the second quarter of 2008, a full year of sales of our IZOD women’s sportswear line, which began shipping late in the second quarter of 2007, and growth in our Calvin Klein men’s sportswear business.

•

The addition of $3.1 million of net sales attributable to growth in our Wholesale Dress Furnishings segment.

The 2007 net sales increase of $278.5 million over 2006 net sales was due to the net effect of the items described below:

•

The addition of $153.2 million of net sales attributable to growth in our Wholesale Dress Furnishings segment. This was primarily driven by the addition of sales from the Superba acquisition.

•

The addition of $73.3 million of net sales attributable to growth in our Wholesale Sportswear and Related Products segment. This was primarily driven by the addition of sales associated with our assumption of the IZOD women’s sportswear line, which began shipping late in the second quarter of 2007, as well as growth in our Calvin Klein men’s sportswear business.

•

The addition of $52.0 million of net sales attributable to growth in our retail segments. This was primarily driven by the opening of Calvin Klein and other outlet retail stores.

Given the overall negative economic environment and our exit in 2008 of our Geoffrey Beene outlet retail business, we currently estimate our 2009 full year sales to decrease 7% to 8%.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue increases over the prior year were $33.8 million and $56.0 million in 2008 and 2007, respectively. These increases were primarily attributable to our Calvin Klein Licensing segment. Approximately 92% of the growth in Calvin Klein royalty, advertising and other revenue in 2008 was attributable to growth from existing licenses, with the remaining 8% generated through new licenses. The growth from existing licenses was due to strong performance across virtually all product categories, with particular strength in jeans and underwear, partially offset by a decrease in the fragrance business, which was particularly affected by reductions in travel and discretionary spending resulting from the difficult economic environment. The increase in 2007 as compared to the prior year was due, in part, to continued strength in fragrances, due to the successful launches of the men’s and women’s ckIN2U fragrance lines and the Calvin Klein MAN fragrance line, as well as continued strength in sales of both the men’s and women’s euphoria fragrance lines. In addition, jeans and underwear experienced significant international and domestic growth in 2007 which, combined with the success of licensed product categories that, at the time had been recently launched, further contributed to the revenue increase.

We currently expect that royalty, advertising and other revenue will remain relatively flat in our Calvin Klein Licensing segment in 2009, as anticipated global licensee sales growth in local currency is expected to be offset by the negative impact of a stronger U.S. dollar. Royalty, advertising and other revenue in our other segments is expected to decrease approximately 6% in 2009 as a result of taking certain heritage licensed businesses in-house, combined with the impact on our licensees of the overall negative economic environment. Royalty, advertising and other revenue is expected to decrease approximately 1% in total in 2009.

Gross Profit on Total Revenue

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross profit as a percentage of total revenue for 2008, 2007 and 2006:

	2008	2007	2006
Components of revenue:
Net sales	86.7%	87.7%	88.4%
Royalty, advertising and other revenue	13.3%	12.3%	11.6%
Total	100.0%	100.0%	100.0%
Gross profit as a % of total revenue	48.2%	49.1%	49.3%

Gross profit as a percentage of total revenue decreased 90 basis points in 2008, due principally to the net effect of the items described below:

•

An increase due to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue.

•

A decrease due to increased promotional selling in our heritage brand outlet retail businesses during the first nine months of the year due to the negative effect of the overall weak retail environment, combined with even greater promotional selling across all of our divisions during the holiday season.

•

A decrease due to inventory liquidation markdowns associated with the closure of our Geoffrey Beene outlet retail division, which resulted in a 20 basis point reduction in gross margin.

Gross profit as a percentage of total revenue decreased 20 basis points in 2007, due principally to the net effect of the items described below:

•

An increase due to strong product sell-throughs in our wholesale dress shirt business throughout the year and in our outlet retail business during the first half of the year, which yielded more full-price selling.

•

An increase due to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue.

•

A decrease due to a change in sales mix, as net sales attributable to our wholesale businesses, which typically have lower gross margins than our retail businesses, increased as a percentage of our total net sales, due to faster sales growth in our wholesale businesses, partially resulting from the addition of sales associated with our neckwear and Izod women’s sportswear businesses which we added in the fourth quarter of 2006 and the second quarter of 2007, respectively.

•

A decrease due to increased promotional selling in our wholesale sportswear business, which was negatively affected throughout the year by the overall weak retail environment and by the unseasonably warm weather that was experienced in much of the United States during September and October of 2007.

We currently expect that the gross profit on total revenue percentage will decrease in 2009 as compared with 2008 due principally to increased promotional selling resulting from the overall difficult economic environment.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses were as follows:

	2008	2007	2006
(dollars in millions)
SG&A expenses	$1,028.8	$882.5	$796.6
% of total revenue	41.3%	36.4%	38.1%

SG&A expenses in 2008 were $1,028.8 million, or 41.3% of total revenue, compared to $882.5 million, or 36.4% of total revenue, in 2007. The 490 basis point increase includes 380 basis points related to fixed asset impairments, lease termination, severance and other costs associated with the closure of our Geoffrey Beene outlet retail division, our fourth quarter restructuring initiatives mentioned previously and other asset impairments. The remaining 110 basis point increase was due principally to SG&A expenses associated with the opening of Calvin Klein specialty retail stores in premier malls in the United States and expenses associated with the continued opening of Calvin Klein outlet retail stores, combined with the deleveraging of expenses due to the sales decreases mentioned previously.

The $146.3 million increase in SG&A expenses in 2008 included: (i) expenses related to fixed asset impairments, lease termination, severance and other costs associated with the closure of our Geoffrey Beene outlet retail division, our fourth quarter restructuring initiatives mentioned previously and other asset impairments of $94.2 million; (ii) increased expenses of $40.0 million in our retail segments principally related to the continued opening of Calvin Klein specialty retail stores located in premier malls in the United States and the continued opening of Calvin Klein outlet retail stores; (iii) operating expenses of $13.0 million related to our acquisition of CMI; (iv) increased expenses of $12.3 million in our Wholesale Dress Furnishings segment due principally to additional SG&A associated with the Mulberry and BVH businesses subsequent to these acquisitions; (v) increased expenses of approximately $7.1 million associated with our new Timberland wholesale men’s sportswear business; and (vi) an increase in advertising expenditures of $2.5 million. Partially offsetting these increases was a decrease in incentive compensation costs of $22.1 million.

SG&A expenses in 2007 were $882.5 million, or 36.4% of total revenue, compared to $796.6 million, or 38.1% of total revenue, in 2006. The 170 basis point decrease was due principally to the growth in our wholesale businesses mentioned above, as our wholesale businesses typically have lower expense rates than our retail businesses. The $85.9 million increase in SG&A expenses in 2007 included: (i) additional expenses of approximately $33.0 million related to operating our neckwear business subsequent to the completion of the Superba acquisition; (ii) increased expenses of $25.8 million in our Wholesale Sportswear and Related Products segment and our retail segments principally to support the sales growth previously mentioned; (iii) an increase in advertising expenditures of $19.9 million; and (iv) start-up costs of approximately $15.0 million associated with our Timberland wholesale sportswear business and the opening of Calvin Klein specialty retail stores in premier malls in the United States. Also impacting the change in SG&A expenses for 2007 compared to the prior year was the absence of costs incurred in 2006 of: (i) $11.3 million associated with the closing of our manufacturing facility in Ozark, Alabama in May 2006; and (ii) $10.5 million in severance and other separation costs associated with the departure in February 2006 of a former chief executive officer.

Our 2009 SG&A expenses in dollars are currently expected to decrease compared to 2008 principally as a result of a reduction in costs associated with restructuring initiatives and impairments. SG&A expenses for 2009 as a percentage of total revenue is also expected to decrease, as this reduction in costs associated with restructuring initiatives and impairments is expected to more than offset the impact of the deleveraging of expenses due to the anticipated sales decrease mentioned previously. The dollar amount of SG&A expenses, excluding the costs associated with restructuring initiatives and impairments, is expected to remain relatively flat compared to 2008, as additional expenses associated with the opening of additional Calvin Klein outlet retail stores is expected to be offset by the realization of savings resulting from our restructuring initiatives.

Gain on Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The sale resulted in a pre-tax gain of $32.0 million in 2006, which was net of related fees, an amount held in escrow and the carrying value of the investments. Our share of the proceeds held in escrow represented security for indemnification of certain potential losses incurred by the purchaser, as well as other adjustments to the purchase price. During 2007, $3.3 million was released to us from escrow. We received in 2008 a distribution of $1.9 million representing our share of the amount that remained in escrow. We recorded these amounts as gains in each of the respective years.

Interest Expense and Interest Income

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Interest expense of $33.6 million in 2008 was relatively flat to the 2007 and 2006 amounts of $33.8 million and $34.3 million, respectively.

Interest income decreased to $6.2 million in 2008 from $16.7 million in 2007. This decrease was due principally to a decrease in our average cash position in 2008 as a result of the completion of our $200.0 million stock repurchase in the fourth quarter of 2007, combined with a decrease in average investment rates of return compared to the prior year. Interest income decreased to $16.7 million in 2007 from $17.4 million in 2006. The interest income decline was due principally to a decrease in our cash position in the fourth quarter of 2007 as a result of the completion of our $200.0 million stock repurchase.

Interest expense is expected to be relatively flat in 2009 as compared with 2008, while interest income is expected to decrease due principally to a decrease in average investment rates of return, partially offset by an increase in our average cash position during the year.

Income Taxes

Income tax expense as a percentage of pre-tax income was as follows:

2008	2007	2006

37.3%	37.8%	37.5%

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) in the first quarter of 2007. Under FIN 48, volatility in our tax rate may occur in the future, either from quarter to quarter, or from year to year, due to events or new information that causes us to re-evaluate our unrecognized tax benefits.

Income taxes decreased by $57.0 million to $54.5 million in 2008 from $111.5 million in 2007. The decrease was primarily due to a decrease in income before taxes in 2008 compared to 2007 and also resulted from a reduction in our effective tax rate for 2008. The decline in our effective tax rate for 2008 was due to discrete items, principally related to state net operating loss carryforward valuation allowance adjustments recorded in 2008.

We currently anticipate that our 2009 tax expense as a percentage of pre-tax income will be between 37.0% and 37.5%. It is possible that our estimated full year rate could change from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

Net Income per Common Share

Our calculation of net income per common share in 2006 was impacted by the voluntary conversion in May 2006 of all of the remaining outstanding shares of our Series B convertible preferred stock by the holders of such stock into shares of our common stock. The holders sold the majority of such shares in a registered common stock offering. We made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10.2 million, and incurred certain costs, totaling $0.7 million in connection with these transactions. The inducement payment was based on the net present value of the dividends that we would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that we would have had the right to convert the convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the convertible preferred stock was convertible. The aggregate $10.9 million inducement payment and offering costs was treated similar to a preferred stock dividend and attributed to the convertible preferred stock for purposes of our net income per common share calculation in accordance with accounting principles generally accepted in the United States.

Note 17, “Net Income per Common Share,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes a further explanation and the calculations of basic and diluted net income per common share.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments and dividends. Additionally, in 2007 we utilized $200.0 million of cash to repurchase approximately 5.2 million shares of our common stock.

Operations

Cash provided by operating activities was $238.7 million in 2008, which compares with $219.3 million in 2007. Net income adjusted for depreciation, amortization, stock-based compensation expense, deferred taxes, impairments and the gains on the sale of investments decreased $32.5 million, but was more than offset by changes in working capital, including the following:

•

An increase in cash resulting from lower inventories due to (i) the closing of our Geoffrey Beene outlet retail business; and (ii) the anticipated sales decrease in the first quarter of 2009 as compared to the first quarter of 2008 attributable to the difficult economic environment.

•

An increase in cash due to the $38.5 million paid to us in connection with our acquisition of CMI. We acquired 100% of the issued and outstanding shares of CMI from Warnaco on January 30, 2008. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for us assuming ownership of CMI, Warnaco made a payment of $38.5 million to us in the first quarter of 2008. Please see Note 3, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.

•

A decrease in cash resulting from a change in current liabilities and other, net due principally to (i) a $25.0 million voluntary pension contribution made during the fourth quarter of 2008; (ii) the timing and amounts of inventory payments in our sportswear and retail businesses; and (iii) a significant reduction in accruals for incentive compensation for 2008, combined with payments of incentive compensation expenses that were incurred in the fourth quarter of 2007 and paid in the first quarter of 2008. Included in the change in other, net for 2008 as compared to the prior year was the reclassification of approximately $30.0 million from other liabilities to accrued expenses, as these liabilities are expected to be relieved within the next year. This had no impact on cash provided by operating activities for 2008.

Capital Expenditures

Our capital expenditures in 2008 were $88.1 million compared to $94.7 million expended in 2007. We currently expect capital expenditures in 2009 to be approximately $40.0 million.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands with respect to sales made during the first 15 years following the closing of the acquisition. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other business partners to retailers. Such contingent purchase price payments totaled $40.8 million in 2008. We currently expect that such payments will be relatively flat in 2009.

In connection with the Superba acquisition, we are obligated to pay Superba contingent purchase price payments if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. Any such contingent purchase price payments would be payable 90 days after the applicable fiscal year end. Such contingent purchase price payments totaled $14.5 million in the first quarter of 2008 based on the calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. Superba did not achieve the minimum earnings in 2008 required for a payout in 2009. The maximum payout that Superba can receive with respect to 2009 earnings is $30.0 million. We currently anticipate that no payment will be made in 2010 with respect to 2009 earnings.

Acquisition of CMI

We acquired CMI from Warnaco on January 30, 2008. CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with our Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for us assuming ownership of CMI, Warnaco made a payment of $38.5 million to us in the first quarter of 2008. As part of this transaction, we paid to Warnaco $17.1 million in the first quarter of 2008 based on a percentage of Warnaco’s estimate of the net working capital of CMI as of the closing date. This amount is subject to adjustment. During 2008, we adjusted the preliminary allocation of the purchase price based on our calculation of the working capital of CMI as of the closing date. Pursuant to the process set forth in the amended acquisition agreement, we submitted our calculation of the closing date working capital to Warnaco and Warnaco has disputed the calculation. We are in discussion with Warnaco to resolve the disputed calculation. Our results in 2009 could be impacted depending on the outcome of these discussions. Please see Note 3, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.

Acquisition of Mulberry

We completed the Mulberry acquisition in the first quarter of 2008. We acquired certain assets (including certain trademark licenses, inventories and receivables) and the rights to produce and market neckwear under the Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess brands in connection with this transaction. We paid $11.3 million, including transaction expenses, during 2008 in connection with the acquisition. Please see Note 4, “Acquisition of Mulberry Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.

Acquisition of BVH

We completed the BVH acquisition in the third quarter of 2008. As part of this transaction, we acquired certain assets (including inventories) of the licensed Van Heusen men’s dresswear and accessories business in the United Kingdom and Ireland. We paid $6.6 million, including transaction expenses, during 2008 in connection with this acquisition. Please see Note 5, “Acquisition of BVH Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.

Dividends

Our common stock, which as of February 1, 2009 is the only class of stock outstanding, currently pays annual dividends totaling $0.15 per share.

Cash dividends on our common stock totaled $7.8 million for the full year 2008.

We project that cash dividends on our common stock in 2009 will be approximately $7.8 million to $7.9 million based on our current dividend rate, the number of shares of our common stock outstanding at February 1, 2009 and our estimates of stock to be issued in 2009 under our stock incentive plans.

Cash Flow Summary

Our net cash flow in 2008 was $58.3 million. Cash flow in 2009 will be impacted by various other factors in addition to those noted above in this “Liquidity and Capital Resources” section. We currently expect to generate approximately $65.0 million to $75.0 million of cash flow in 2009 after making cash payments for severance, lease termination and other costs in connection with our restructuring initiatives. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, working capital requirements or other items, including acquisitions and equity transactions, could occur, which could cause our cash flow to vary significantly from this estimate.

Financing Arrangements

Our capital structure as of February 1, 2009 was as follows:

(in millions)
Long-term debt	$399.6
Stockholders’ equity	$998.8

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility with JP Morgan Chase Bank, N.A. as the Administrative Agent and Collateral Agent that expires in July 2012 and provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, which may be increased by us under certain conditions by up to $100.0 million, with a sublimit of $50.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During 2008, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $148.1 million. As of February 1, 2009, we had $116.2 million of outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility in 2009.

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

As of February 1, 2009, we were in compliance with all financial and non-financial covenants.

During 2008, both Standard & Poor’s and Moody’s maintained our corporate credit ratings at BBB- with a stable outlook and a Ba2 with a positive outlook, respectively. Our credit ratings contribute to our ability to access the credit markets. Notwithstanding our credit ratings, the current global credit crisis and economic slowdown creates greater uncertainty than in the past with regard to financing opportunities and the cost of such financing. Given our capital structure and our projections for future profitability and cash flow, we believe we are well positioned to obtain additional financing, if necessary, for refinancing our long-term debt, or, if opportunities present themselves, future acquisitions. Although we believe we could obtain such financing, due to the current state of credit markets, such financing, if undertaken, would likely be at significantly higher costs and potentially more restrictive terms than our current borrowings. As a result, there can be no assurance that such financing, if needed, could be obtained on terms satisfactory to us or be obtained at such time as a specific need may arise.

Contractual Obligations

The following table summarizes, as of February 1, 2009, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2009	2010-2011	2012-2013	Thereafter
	(in millions)
Long-term debt(1)	$ 400.0	$ -	$150.0	$150.0	$100.0
Interest payments on long-term debt(1)	188.5	30.8	51.2	30.6	75.9
Operating leases(2)	633.4	109.3	176.4	122.7	225.0
Inventory purchase commitments(3)	257.4	257.4	-	-	-
Minimum contractual royalty payments(4)	66.6	20.5	30.7	15.4	-
Non-qualified supplemental defined benefit plan(5)	24.2	1.3	3.0	3.4	16.5
Severance payments(6)	12.6	11.6	1.0	-	-
Total contractual cash obligations	$1,582.7	$430.9	$412.3	$322.1	$417.4

(1)

We issued $150.0 million of 7 1/4% senior unsecured notes due 2011 on February 28, 2004, $150.0 million of 8 1/8% senior unsecured notes due 2013 on May 5, 2003 and $100.0 million of 7 3/4% debentures due 2023 on November 15, 1993. Interest on each of these securities is payable semi-annually.

(2)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The obligation amounts listed include future minimum lease payments and exclude such direct operating costs.

(3)

Represents contractual commitments for goods on order and not received as of February 1, 2009. Substantially all of these goods are expected to be received and the related payments are expected to be made within six months of our fiscal year end.

(4)

Our minimum contractual royalty payments arise under numerous license agreements we have with third parties, each of which has different royalty rates and terms. Agreements typically require us to make minimum payments to the licensors of the licensed trademarks based on expected or required minimum levels of sales of licensed products, as well as additional royalty payments when our sales exceed such minimum sales. Certain of our license agreements require that we pay a specified percentage of net sales to the licensor for advertising and promotion of the licensed products, with no minimum amount required to be paid. These amounts, as well as any advertising spending requirements, are excluded from the minimum contractual royalty payments shown in the table. There is no guarantee that we will exceed the minimum payments under any of these license agreements. However, given our projected sales levels for products covered under these agreements, we currently anticipate that future payments required under our license agreements on an aggregate basis will exceed the contractual minimums shown in the table.

(5)

We have an unfunded non-qualified supplemental defined benefit plan covering six current and 16 retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with us, the participant has been in such plan for at least 10 years and has attained age 55.

(6)

Represents severance payment obligations primarily related to our fourth quarter of 2008 restructuring initiatives and the closure of our Geoffrey Beene outlet retail division during 2008.

Not included in the above table are contingent purchase price payments we are obligated to pay Mr. Calvin Klein based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands with respect to sales made during the first 15 years following the closing of the acquisition. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by the Company and its licensees and other licensing partners to retailers. Such contingent purchase price payments totaled $40.8 million in 2008. Also not included in the above table are contingent purchase price payments we are obligated to pay Superba if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. We paid Superba $14.5 million in the first quarter of 2008 based on the calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. Superba did not achieve the minimum earnings in 2008 required for a payout in 2009. The maximum payout that Superba can receive with respect to 2009 earnings is $30.0 million. We currently anticipate that no payment will be made in 2010 with respect to 2009 earnings.

Not included in the above table are contributions to our defined benefit qualified pension plans, or payments to employees and retirees in connection with our supplemental pension and postretirement health plans. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note 10, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Not included in the above table are $89.8 million of net potential cash obligations associated with unrecognized tax benefits due to the uncertainty regarding the future cash outflows associated with such obligations. Please refer to Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to unrecognized tax benefits.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial position, changes in financial position, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK—INTEREST AND EXCHANGE RATE SENSITIVITY

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 9, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of February 1, 2009, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.6 million annually.

Principally all of our revenue and expenses are currently denominated in United States dollars. However, certain of our operations and license agreements expose us to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro, the Pound, the Yen and the Canadian dollar. Our principal exposure to changes in exchange rates for the United States dollar results from our licensing businesses. Many of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. Therefore, during times of a strengthening United States dollar, our foreign royalty revenue will be negatively impacted, and during times of a weakening United States dollar, our foreign royalty revenue will be favorably impacted. Not all foreign license agreements expose us to foreign exchange risk. Many of our foreign license agreements specify that contractual minimums be paid in United States dollars. Thus, for these foreign license agreements where the licensee’s sales do not exceed contractual minimums, the licensee assumes the risk of changes in exchange rates and we do not.

A secondary exposure to changes in exchange rates for the United States dollar results from our foreign operations. Our foreign operations include sales of our products to department and specialty stores throughout Canada and parts of Europe. Sales for these foreign operations are both generated and collected in foreign currency, which exposes us to foreign exchange gains and losses between the date of the sale and the date we collect payment. Therefore, as with our licensing businesses, the results of these operations will be negatively impacted during times of a strengthening United States dollar and favorably impacted during times of a weakening United States dollar.

Somewhat mitigating our exposure to changes in the exchange rate for the Euro is our Calvin Klein administrative office in Milan, Italy. Our acquisition of CMI has further mitigated our exposure to changes in the exchange rate for the Euro, as the acquired business has certain operations in Italy. Therefore, during times of a strengthening United States dollar against the Euro, the expenses associated with these business operations will be favorably impacted, and during times of a weakening United States dollar against the Euro, the expenses associated with these business operations will be negatively impacted.

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales and income in the third quarter, due to selling to our customers in advance of the holiday season. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday season.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements,” in September 2006. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of FASB Statement No. 157 for one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted FASB Statement No. 157 prospectively as of the beginning of 2008 for all financial assets and liabilities and for non-financial assets and liabilities measured at fair value on a recurring basis. This partial adoption did not have a material impact on our consolidated results of operations and financial position. For all other non-financial assets and liabilities, we will adopt FASB Statement No. 157 as of the beginning of 2009. We do not expect that this full adoption will have a material impact on our consolidated results of operations and financial position.

The FASB issued FASB Statement No. 141R, “Business Combinations,” to replace FASB Statement No. 141 in December 2007. FASB Statement No. 141R establishes the principles and requirements for accounting for business combinations. Under the new standard, the acquirer must recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, primarily measured at their fair values as of the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled. Certain acquisition-related costs will be recognized separately from the acquisition and expensed as incurred. We will adopt FASB Statement No. 141R on a prospective basis for business combinations for which the acquisition date is on or after February 2, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies, which applies to all acquisitions, including those prior to February 2, 2009. Adopting this standard will not have a material impact on our consolidated financial position and results of operations. However, if we enter into any business combinations after the adoption of FASB Statement No. 141R, a transaction may significantly impact our consolidated financial position and results of operations.

The FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” in December 2007. FASB Statement No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB Statement No. 160 requires that a noncontrolling interest in a subsidiary be displayed in the consolidated statement of financial position as a separate component of equity and that consolidated net income include the net income attributable to any noncontrolling interest. We will adopt FASB Statement No. 160 prospectively as of the beginning of 2009. We do not expect the adoption of FASB Statement No. 160 to have any impact on our consolidated results of operations or financial position.

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

Inventories—Inventories related to our wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to our retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Based on a review of current business trends, inventory agings and discontinued merchandise categories, a further adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. We believe that all inventory writedowns required at February 1, 2009 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—In each of the last three years, we determined that the long-lived assets in certain of our outlet retail stores and other locations were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated the undiscounted future cash flows and the related fair value of each asset. The undiscounted future cash flows for each asset were estimated using current sales trends and other assumptions. If different assumptions had been used for future sales trends, the recorded impairment charges could have been significantly higher or lower. Note 16, “Activity Exit Costs, Asset Impairments and Other Charges,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes a further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

Allowance for doubtful accounts—Accounts receivable, as presented on our Consolidated Balance Sheets, is net of an allowance for doubtful accounts. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial position of our customers and an evaluation of economic conditions. Because we cannot predict future changes in economic conditions and in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and could impact our allowance for doubtful accounts.

Income taxes—We apply an asset and liability approach to accounting for income taxes. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. FASB Statement No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available to us for tax reporting purposes and other relevant factors. The actual realization of deferred tax assets may differ significantly from the amounts we have recorded.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In 2007, we adopted the provisions of FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109. The first step is to evaluate the tax position for recognition by determining if available evidence indicates it is more likely than not that the tax position will be fully sustained upon review by taxing authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, we do not recognize any portion of that benefit in the financial statements. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Our actual results could differ materially from our current estimates.

Goodwill and other intangible assets—Goodwill and other indefinite-lived intangible assets are tested for impairment based on fair value. These tests are performed annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Performance of the goodwill impairment tests requires significant judgments regarding projecting future discounted cash flows and allocations of net assets to the reporting units. If different assumptions for future discounted cash flows and allocation of net assets to our reporting units had been applied, significantly different results of our goodwill impairment tests could have resulted.

Pension benefits—Included in the calculations of expense, assets and liabilities for our pension plans are various assumptions, including return on assets, discount rate and future compensation increases. Note 10, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth the significant rate assumptions used in performing certain calculations related to our pension plans. Actual results could differ from these assumptions, which would require adjustments to our asset and liability balances and could result in volatility in our future pension expense.

Stock-based compensation—We adopted FASB Statement No. 123R, “Share-Based Payment,” in 2006. FASB Statement No. 123R requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We use the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. This model uses assumptions that include the risk free interest rate, expected volatility, expected dividend yield and expected life of the options. The fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The fair value of contingently issuable performance shares is based on the quoted price of our common stock on the date of grant, reduced for the present value of any dividends expected to be paid on our common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to being earned. We record expense for contingently issuable performance shares based on our current expectations of the probable number of shares that will ultimately be issued. The value of our stock-based awards is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results and future estimates may differ substantially from our current estimates.

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-35 and F-36.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 25, 2009. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 25, 2009. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 25, 2009.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 25, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our proxy statement for the Annual Meeting of Stockholders to be held on June 25, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Election of Directors” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 25, 2009.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 25, 2009.

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

*10.14

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

+*10.15	Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Emanuel Chirico.
*10.16

Employment Agreement, dated as of March 4, 2003, between Allen Sirkin and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005); Amended and Restated Employment Agreement, dated as of June 14, 2007, between Allen Sirkin and Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007); First Amendment to Amended and Restated Employment Agreement, dated July 1, 2008, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 3, 2008).

+*10.17	Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Allen Sirkin.
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

+*10.19	Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Francis K. Duane.
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

*10.21

Schedule of Non-Management Directors’ Fees, effective June 19, 2007 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended November 4, 2007); Schedule of Non-Management Directors’ Fees, effective June 19, 2008 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended August 3, 2008).

10.22

Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco, Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 22, 2005).

*10.23

Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, effective as of April 21, 2005 (incorporated by reference to Exhibit A to our Definitive Schedule 14A, filed on May 2, 2005);  Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, effective as of April 21, 2005, as amended through May 1, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 4, 2008).

+*10.24	Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, effective as of April 21, 2005, as amended through December 18, 2008.
*10.25	Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of April 21, 2005 (incorporated by reference to Exhibit B to our Definitive Schedule 14A, filed on May 2, 2005).
+*10.26	Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of April 21, 2005, as amended through December 18, 2008.
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

+*10.28	Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and P. Thomas Murry.
*10.29

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

+*10.30	Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Michael Shaffer.
*10.31

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

+*10.32	Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 27, 2006, as amended through December 18, 2008.
*10.33

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

10.34

Asset Purchase Agreement, dated October 11, 2006, among Phillips-Van Heusen Corporation, Superba, Inc. and A. Mervyn Mandelbaum (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, filed on October 13, 2006).

*10.35

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

*10.36

Form of Restricted Stock Unit Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on April 11, 2007); Revised Form of Restricted Stock Unit Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007); Revised Form of Restricted Stock Unit Award Agreement for Employees under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of July 1, 2008 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended August 3, 2008).

*10.37

Restricted Stock Unit Award Agreement, dated July 1, 2008, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 3, 2008).

+*10.38	Form of Restricted Stock Unit Award Agreement for Special Grants to Allen Sirkin.
+*10.39	Revised Form of Restricted Stock Unit Award Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of September 24, 2008.
+*10.40	Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008.
*10.41

Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 8, 2007); Revised Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended May 4, 2008).

+*10.42	Revised Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of December 16, 2008.
10.43

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

*10.44

Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of July 1, 2008 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended August 3, 2008).

+*10.45	Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of September 24, 2008.
+*10.46	Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008.
+21	Phillips-Van Heusen Corporation Subsidiaries.
+23	Consent of Independent Registered Public Accounting Firm.
+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

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

Dated: March 25, 2009

PHILLIPS-VAN HEUSEN CORPORATION
By:	/s/ Emanuel Chirico Emanuel Chirico Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Emanuel Chirico Emanuel Chirico	Chairman and Chief Executive Officer (Principal Executive Officer)	March 25, 2009
/s/ Michael Shaffer Michael Shaffer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2009
/s/ Bruce Goldstein Bruce Goldstein	Senior Vice President and Controller (Principal Accounting Officer)	March 31, 2009
/s/ Mary Baglivo Mary Baglivo	Director	March 27, 2009
/s/ Edward H. Cohen Edward H. Cohen	Director	March 24, 2009
/s/ Joseph B. Fuller Joseph B. Fuller	Director	March 25, 2009
/s/ Margaret L. Jenkins Margaret L. Jenkins	Director	March 26, 2009
/s/ Bruce Maggin Bruce Maggin	Director	March 25, 2009
/s/ V. James Marino V. James Marino	Director	March 25, 2009
/s/ Henry Nasella Henry Nasella	Director	March 30, 2009
/s/ Rita M. Rodriguez Rita M. Rodriguez	Director	March 25, 2009
/s/ Craig Rydin Craig Rydin	Director	March 25, 2009

Exhibit Index

10.15	Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Emanuel Chirico.

10.17	Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Allen Sirkin.

10.19	Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Francis K. Duane.

10.24	Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, effective as of April 21, 2005, as amended through December 18, 2008.

10.26	Phillips-Van Heusen Corporation Long-Term Incentive Plan, effective as of April 21, 2005, as amended through December 18, 2008.

10.28	Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and P. Thomas Murry.

10.30	Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Michael Shaffer.

10.32	Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 27, 2006, as amended through December 18, 2008.

10.38	Form of Restricted Stock Unit Award Agreement for Special Grants to Allen Sirkin.

10.39	Revised Form of Restricted Stock Unit Award Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of September 24, 2008.

10.40	Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008.

10.42	Revised Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of December 16, 2008.

10.45	Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of September 24, 2008.

10.46	Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008.

21	Phillips-Van Heusen Corporation Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements--Years Ended
February 1, 2009, February 3, 2008 and February 4, 2007	F-2

Consolidated Balance Sheets--February 1, 2009 and February 3, 2008	F-3

Consolidated Statements of Cash Flows--Years Ended
February 1, 2009, February 3, 2008 and February 4, 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity--Years Ended
February 1, 2009, February 3, 2008 and February 4, 2007	F-5

Notes to Consolidated Financial Statements	F-6

Selected Quarterly Financial Data (Unaudited)	F-34

Management’s Report on Internal Control Over Financial Reporting	F-35

Reports of Independent Registered Public Accounting Firm	F-36

Ten Year Financial Summary	F-38

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-40

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	2008	2007	2006

Net sales	$2,160,716	$2,127,721	$1,849,172
Royalty revenue	236,552	214,425	182,336
Advertising and other revenue	94,667	83,029	59,140
Total revenue	2,491,935	2,425,175	2,090,648
Cost of goods sold	1,291,267	1,234,188	1,060,784

Gross profit	1,200,668	1,190,987	1,029,864
Selling, general and administrative expenses	1,028,784	882,492	796,601
Gain on sale of investments, net	1,864	3,335	32,043
Income before interest and taxes	173,748	311,830	265,306

Interest expense	33,639	33,753	34,272
Interest income	6,195	16,744	17,399

Income before taxes	146,304	294,821	248,433
Income tax expense	54,533	111,502	93,204

Net income	91,771	183,319	155,229

Preferred stock dividends on converted stock	-	-	3,230
Inducement payment and offering costs	-	-	10,948

Net income available to common stockholders	$ 91,771	$ 183,319	$ 141,051

Basic net income per common share	$ 1.78	$ 3.29	$ 2.71

Diluted net income per common share	$ 1.76	$ 3.21	$ 2.64

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	February 1,	February 3,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$ 328,167	$ 269,914
Trade receivables, net of allowances for doubtful accounts
of $7,160 and $2,611	187,642	154,355
Other receivables	12,963	31,622
Inventories, net	282,678	322,223
Prepaid expenses	35,280	48,295
Other, including deferred taxes of $10,049 and $0	17,699	9,810
Total Current Assets	864,429	836,219
Property, Plant and Equipment, net	192,809	232,028
Goodwill	377,027	322,001
Tradenames	621,135	621,135
Perpetual License Rights	86,000	86,000
Other Intangibles, net	34,242	33,243
Other Assets	24,542	41,768

Total Assets	$2,200,184	$2,172,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 92,618	$ 112,829
Accrued expenses, including deferred taxes of $0 and $2,853	213,096	212,900
Deferred revenue	43,524	34,419
Total Current Liabilities	349,238	360,148
Long-Term Debt	399,567	399,552
Other Liabilities, including deferred taxes of $180,387 and $219,552	452,584	456,411

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares
authorized; no shares issued or outstanding	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; 56,708,708 and 56,505,842 shares issued	56,709	56,506
Additional capital	573,287	558,960
Retained earnings	642,183	558,538
Accumulated other comprehensive loss	(73,020)	(17,384)
Less: 5,222,491 and 5,221,857 shares of common stock held in treasury,
at cost	(200,364)	(200,337)
Total Stockholders’ Equity	998,795	956,283

Total Liabilities and Stockholders’ Equity	$2,200,184	$2,172,394

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2008	2007	2006
Operating activities
Net income	$ 91,771	$ 183,319	$ 155,229
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	47,788	39,444	33,314
Amortization	7,578	7,146	4,588
Deferred taxes	(18,444)	4,356	44,201
Stock-based compensation expense	10,527	9,631	6,862
Gain on sale of investments, net	(1,864)	(3,335)	(32,043)
Impairment of long-lived assets	72,459	1,727	3,568

Changes in operating assets and liabilities:
Trade receivables	(39,446)	(47,741)	20,357
Inventories	38,562	(26,782)	(16,133)
Prepaid expenses	8,381	(7,257)	(21,431)
Accounts payable, accrued expenses and deferred revenue	9,044	39,738	47,314
Proceeds in connection with acquisition of CMI	38,500	-	-
Other, net	(26,109)	19,089	5,433
Net Cash Provided By Operating Activities	238,747	219,335	251,259

Investing activities(1)
Purchase of property, plant and equipment	(88,141)	(94,749)	(46,161)
Contingent purchase price payment to Superba	(14,517)	-	-
Contingent purchase price payments to Mr. Calvin Klein	(40,848)	(35,815)	(27,565)
Acquisition of CMI working capital	(17,146)	-	-
Acquisition of Mulberry	(11,314)	-	-
Acquisition of BVH	(6,582)	-	-
Sale of investments	1,864	3,335	32,811
Acquisition of Superba, including related fees	-	1,630	(113,262)
Net Cash Used By Investing Activities	(176,684)	(125,599)	(154,177)

Financing activities(1)
Net proceeds from settlement of awards under stock plans	2,819	12,557	17,580
Excess tax benefits from stock plan awards	1,158	6,261	6,164
Acquisition of treasury shares	(27)	(200,287)	(50)
Cash dividends on common stock	(7,760)	(8,452)	(7,856)
Cash dividends on converted preferred stock	-	-	(3,230)
Inducement payment and offering costs	-	-	(10,948)
Net Cash (Used) Provided By Financing Activities	(3,810)	(189,921)	1,660

Increase (decrease) in cash and cash equivalents(2)	58,253	(96,185)	98,742
Cash and cash equivalents at beginning of year	269,914	366,099	267,357
Cash and cash equivalents at end of year	$328,167	$ 269,914	$ 366,099

(1)

See Note 18 for information on noncash investing and financing transactions.

(2)

The effect of exchange rate changes on cash and cash equivalents was $1,068 for 2008 and immaterial for 2007 and 2006.

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

					Accumulated
	Common Stock				Other
	Shares	$1 par Value	Additional Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

January 29, 2006	43,236,485	$43,236	$346,061	$255,360	$(33,995)	$ -	$610,662
Net income				155,229			155,229
Foreign currency translation adjustments,
net of tax expense of $19					30		30
Liquidation of foreign operation, net
of tax expense of $144					236		236
Change in pension liability, prior to
adoption of FASB Statement No. 158,
net of tax expense of $19,254					31,415		31,415
Total comprehensive income							186,910
Adoption of FASB Statement No. 158,
net of tax benefit of $18,317					(29,886)		(29,886)
Settlement of awards under stock plans	1,047,408	1,047	16,532				17,580
Tax benefits from stock plan awards			10,187				10,187
Stock-based compensation expense			6,862				6,862
Common stock dividends				(7,856)			(7,856)
Converted preferred stock dividends				(3,230)			(3,230)
Inducement payment and offering costs				(10,948)			(10,948)
Acquisition of 1,000 treasury shares						(50)	(50)
Conversion of convertible preferred stock	11,566,119	11,566	150,360				161,926

February 4, 2007	55,850,012	55,850	530,002	388,555	(32,200)	(50)	942,157
Net income				183,319			183,319
Change related to retirement and
benefit plans costs, net of tax
expense of $9,080					14,816		14,816
Total comprehensive income							198,135
Adoption of FIN 48				(4,884)			(4,884)
Settlement of awards under stock plans	655,830	656	11,901				12,557
Tax benefits from stock plan awards			7,426				7,426
Stock-based compensation expense			9,631				9,631
Common stock dividends				(8,452)			(8,452)
Acquisition of 5,220,857 treasury shares						(200,287)	(200,287)

February 3, 2008	56,505,842	56,506	558,960	558,538	(17,384)	(200,337)	956,283
Net income				91,771			91,771
Change related to retirement and
benefit plans costs, net of tax
benefit of $32,342					(53,368)		(53,368)
Foreign currency translation adjustments,
net of tax benefit of $1,378					(2,268)		(2,268)
Total comprehensive income							36,135
Adoption of the measurement date
provisions of FASB Statement No. 158,
net of tax benefit of $224				(366)			(366)
Settlement of awards under stock plans	202,866	203	2,616				2,819
Tax benefits from stock plan awards			1,184				1,184
Stock-based compensation expense			10,527				10,527
Common stock dividends				(7,760)			(7,760)
Acquisition of 634 treasury shares						(27)	(27)

February 1, 2009	56,708,708	$56,709	$573,287	$642,183	$(73,020)	$(200,364)	$998,795

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

Fiscal Year - The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2008 and 2007 represent the 52 weeks ended February 1, 2009 and February 3, 2008, respectively. Results for 2006 represent the 53 weeks ended February 4, 2007.

Reclassifications - For comparative purposes, certain prior period amounts have been reclassified to conform to the current period’s presentation.

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company’s balances of cash and cash equivalents at February 1, 2009 consisted principally of investments in money market funds.

Accounts Receivable - Accounts receivable, as presented on the Consolidated Balance Sheets, is net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. Costs associated with allowable customer markdowns and operational chargebacks, net of the expected recoveries, are part of the provision for allowances included in accounts receivable. These provisions result from seasonal negotiations, as well as historic deduction trends net of expected recoveries, and the evaluation of current market conditions.

Goodwill and Other Intangible Assets - The Company assesses the recoverability of goodwill annually, at the beginning of the third quarter of each fiscal year, and between annual tests if indicators of potential impairment exist. Impairment testing for goodwill is done at a reporting unit level. Under Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” a reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Under these criteria, as of February 1, 2009, the Company had 18 reporting units and the Company’s goodwill related to and was directly assigned to four of its reporting units. An impairment loss is recognized if the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. The estimated fair value of a reporting unit is calculated using a discounted cash flow model.

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset, which is determined using the estimated discounted cash flows associated with the asset’s use.

The Company performed its required annual impairment tests for goodwill and other intangible assets at the beginning of the third quarters of 2008, 2007 and 2006. Due to the difficult economic environment during 2008 and

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

the related impact on the Company’s reporting units, the Company tested goodwill for impairment at both the end of the third and fourth quarters of 2008. No impairment of goodwill or other intangible assets resulted from the Company’s tests in 2008, 2007 and 2006.

Asset Impairments - The Company reviews for and records impairment losses on long-lived assets (excluding goodwill and other indefinite-lived intangible assets) in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets. Please see Note 16, “Activity Exit Costs, Asset Impairments and Other Charges.”

Inventories - Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories of $105,145 (2008) and $142,731 (2007) was determined using the last-in, first-out method (LIFO). Cost for principally all other inventories was determined using the first-in, first-out method (FIFO). At February 1, 2009 and February 3, 2008, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

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

Advertising - Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue. Advertising expenses totaled $155,077 (2008), $152,528 (2007) and $132,663 (2006).

Sales Taxes - The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue and cost of sales.

Incomes Taxes - Deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred taxes to the amounts more likely than not to be realized.

Significant judgment is required in assessing the timing and amount of deductible and taxable items, evaluating tax positions and in determining the income tax provision. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) which the Company adopted in 2007, the Company recognizes tax benefits only when it is more likely than not that the tax position will be fully sustained upon review by taxing authorities, including resolution of related appeals or litigation processes, if any. If the recognition threshold is met, the Company measures the tax benefit at the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, the Company does not recognize any portion of that benefit in the financial statements. When the outcome of these tax matters changes, the change in estimate impacts the provision for income taxes in the period that such a determination is made. The Company recognizes interest and penalties related to unrecognized tax benefits in the Company’s income tax provision.

Foreign Currency Translation - The consolidated financial statements of the Company are prepared in United States dollars, as this is the currency of the primary economic environment in which the Company operates, and the vast majority of its revenue is received and expenses are disbursed in United States dollars. As of February 1, 2009, the functional currency of the majority of the Company’s business units is the United States dollar. For the year ended February 1, 2009, gains and losses from foreign currency translation for these business units are included in net income. Where the functional currency of a business unit is not the United States dollar, assets and liabilities are translated at the exchange rates in effect at the applicable balance sheet date and revenue and expenses are translated at the average exchange rate for the applicable period. Any adjustments resulting from translating the financial statements of a business unit which does not use the United States dollar as its functional currency are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.

Stock-Based Compensation - In 2006, the Company adopted FASB Statement No. 123R, “Share-Based Payment.” FASB Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. Please see Note 13, “Stock-Based Compensation” for a further discussion.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

New Accounting Standards - The FASB issued FASB Statement No. 157, “Fair Value Measurements,” in September 2006. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of FASB Statement No. 157 for one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FASB Statement No. 157 prospectively as of the beginning of 2008 for all financial assets and liabilities and for non-financial assets and liabilities measured at fair value on a recurring basis. This partial adoption did not have a material impact on the Company’s consolidated results of operations and financial position. For all other non-financial assets and liabilities, the Company will adopt FASB Statement No. 157 as of the beginning of 2009. The Company does not expect that this full adoption will have a material impact on its consolidated results of operations and financial position.

The FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” in September 2006. This statement requires a company to:  (i) recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or a liability in its statement of financial position; (ii) recognize gains and losses that have not yet been recognized through net periodic benefit cost in comprehensive income, net of income tax effects; and (iii) measure the funded status of defined benefits and other postretirement plans as of the date of a company’s fiscal year end. The Company adopted FASB Statement No. 158 as of the end of 2006, except for the requirement to measure the funded status of retirement benefit plans as of a company’s fiscal year end, which the Company adopted for 2008. Please see Note 10, “Retirement and Benefit Plans,” for a further discussion.

The FASB issued FASB Statement No. 141R, “Business Combinations,” to replace FASB Statement No. 141 in December 2007. FASB Statement No. 141R establishes the principles and requirements for accounting for business combinations. Under the new standard, the acquirer must recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, primarily measured at their fair values as of the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled. Certain acquisition-related costs will be recognized separately from the acquisition and expensed as incurred. The Company will adopt FASB Statement No. 141R on a prospective basis for business combinations for which the acquisition date is on or after February 2, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies, which applies to all acquisitions, including those prior to February 2, 2009. Adopting this standard will not have a material impact on the Company’s consolidated financial position and results of operations. However, if the Company enters into any business combinations after the adoption of FASB Statement No. 141R, a transaction may significantly impact the Company’s consolidated financial position and results of operations.

The FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” in December 2007. FASB Statement No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB Statement No. 160 requires that a noncontrolling interest in a subsidiary be displayed in the consolidated statement of financial position as a separate component of equity and that consolidated net income include the net income attributable to any noncontrolling interest. The Company will adopt FASB Statement No. 160 prospectively as of the beginning of 2009. The Company does not expect the adoption of FASB Statement No. 160 to have any impact on its consolidated results of operations or financial position.

2.

ACQUISITION OF SUPERBA

The Company completed its acquisition of substantially all of the assets of Superba, Inc. (now known as Skipper, Inc., “Superba”), a manufacturer and distributor of neckwear in the United States and Canada on January 2, 2007. Prior to the acquisition, Superba had been licensing the ARROW trademark from the Company for use on and in connection with neckwear. The Company paid $113,262, including transaction expenses, in the fourth quarter of 2006 in connection with this acquisition. The amount paid by the Company at closing for the acquisition was subject

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

to adjustment based on the difference between the average working capital and closing date working capital of the acquired business. The Company recorded adjustments to reduce the purchase price by $1,630 during 2007, including a payment from Superba for $1,102 based on the working capital adjustment. The Company is obligated to make contingent purchase price payments to Superba if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The Company paid Superba $14,517 in the first quarter of 2008 based on the calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. Superba did not achieve the minimum earnings in 2008 required for a payout in 2009. Any such contingent purchase price payments are payable 90 days after the applicable year end and are recorded as additions to goodwill.

3.

ACQUISITION OF CMI

The Company acquired 100% of the issued and outstanding shares of Confezioni Moda Italia, S.r.L. (“CMI”) from Warnaco, Inc. (“Warnaco”) on January 30, 2008. CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with the Company’s Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for the Company’s assuming ownership of CMI, Warnaco made a payment of $38,500 to the Company in the first quarter of 2008. Under the terms of the acquisition agreement, the amount paid to the Company is subject to certain refund provisions if the Company were to cease operating the Calvin Klein Collection businesses prior to 2012. The Company will amortize into income each year that it continues to operate such businesses the amount set forth in the acquisition agreement that would have been refunded to Warnaco for such year if the Company had ceased operating such businesses. Each amount so amortized is recorded in equal quarterly installments. As part of this transaction, the Company paid to Warnaco $17,146 in the first quarter of 2008 based on a percentage of Warnaco’s estimate of the net working capital of CMI as of the closing date. This amount is subject to adjustment. During 2008, the Company adjusted the preliminary allocation of the purchase price based on the Company’s calculation of the working capital of CMI as of the closing date. Pursuant to the process set forth in the amended acquisition agreement, the Company has submitted its calculation of the closing date working capital to Warnaco and Warnaco has disputed the calculation. Warnaco and the Company are in discussion to resolve the disputed calculation. The Company’s 2009 results of operations could be impacted depending on the outcome of these discussions. The Company granted Warnaco certain new licenses and expanded certain existing license rights as part of the CMI transaction.

4.

ACQUISITION OF MULBERRY ASSETS

The Company acquired in April 2008 certain assets (including certain trademark licenses, inventories and receivables) of Mulberry Thai Silks, Inc. (“Mulberry”), a manufacturer and distributor of neckwear in the United States. The Company acquired the rights to produce and market neckwear under the Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess brands in connection with this transaction. The Company paid $11,314, including transaction expenses, during 2008 in connection with the acquisition.

5.

ACQUISITION OF BVH ASSETS

The Company acquired in October 2008 from The British Van Heusen Company Limited, a former licensee of Van Heusen men’s dresswear and accessories in the United Kingdom and Ireland, and one of its affiliates (together, “BVH”) certain assets (including inventories) of the licensed business. The Company paid $6,582, including transaction expenses, during 2008 in connection with the acquisition.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

6.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

	2008	2007

Land	$ 1,090	$ 1,090
Buildings and building improvements	35,918	35,287
Machinery, software and equipment	192,295	183,520
Furniture and fixtures	99,801	142,604
Shops within a store	21,343	13,970
Leasehold improvements	117,943	140,088
Property, plant and equipment, gross	468,390	516,559
Less: Accumulated depreciation	(275,581)	(284,531)
Property, plant and equipment, net	$ 192,809	$232,028

7.

GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of February 4, 2007	$50,289	$82,133	$138,689	$271,111
Reduction in Superba purchase price	(1,630)	-	-	(1,630)
Contingent purchase price payment due to Superba	15,000	-	-	15,000
Contingent purchase price payments to Mr. Calvin Klein	-	-	37,520	37,520
Balance as of February 3, 2008	63,659	82,133	176,209	322,001
Contingent purchase price payments to Mr. Calvin Klein	-	-	39,376	39,376
Adjustment to contingent purchase price payment
to Superba	(483)	-	-	(483)
Goodwill from acquisition of Mulberry assets	7,412	-	-	7,412
Goodwill from acquisition of CMI	-	-	5,600	5,600
Goodwill from acquisition of BVH assets	4,396	-	-	4,396
Currency translation	(607)	-	(668)	(1,275)
Balance as of February 1, 2009	$74,377	$82,133	$220,517	$377,027

Contingent purchase price payments to Mr. Calvin Klein relate to the Company’s acquisition in 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies (collectively, “Calvin Klein”). Such payments are based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made during the first 15 years following the closing of the acquisition. A significant portion of sales on which the payments to Mr. Klein are made are wholesale sales by the Company and its licensees and other licensing partners to retailers.

Contingent purchase price payments to Superba relate to the Company’s acquisition in 2006 of substantially all of the assets of Superba. The Company is obligated to make contingent purchase price payments to Superba if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. The Company estimated the payment based on the 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business to be $15,000 and recorded this amount in 2007 as an addition to goodwill. The Company paid Superba $14,517 in the first quarter of 2008 based on the actual calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business, which resulted in an adjustment of $483 to

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

goodwill during 2008. Superba did not achieve the minimum earnings in 2008 required for a payout in 2009. The maximum payout that Superba can receive with respect to 2009 earnings is $30,000.

Intangible assets subject to amortization consisted of the following:

	Covenant Not to Compete
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of February 4, 2007	$600	$240	$360
Amortization	-	60	(60)
Balance as of February 3, 2008	600	300	300
Amortization	-	60	(60)
Balance as of February 1, 2009	$600	$360	$240

	Customer Relationships
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of February 4, 2007	$35,507	$ 197	$35,310
Amortization	-	2,367	(2,367)
Balance as of February 3, 2008	35,507	2,564	32,943
Amortization	-	2,367	(2,367)
Balance as of February 1, 2009	$35,507	$4,931	$30,576

	Acquired License Rights
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of February 3, 2008	$ -	$ -	$ -
Amount recorded related to acquisition of
Mulberry assets	3,606	-	3,606
Amortization	-	180	(180)
Balance as of February 1, 2009	$3,606	$180	$3,426

At the end of 2008 and 2007, accumulated amortization for other intangible assets was $5,471 and $2,864, respectively.

Customer relationships and acquired license rights are being amortized over 15 years from the date of the related acquisition.

Amortization expense related to the Company’s intangible assets is expected to be $2,668 per year in 2009 through 2012 and $2,608 in 2013.

Intangible assets not subject to amortization consisted of the following:

2008		2007

Tradenames	$621,135	$621,135
Perpetual license rights	86,000	86,000
Total	$707,135	$707,135

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

8.

SALE OF INVESTMENTS

Warnaco acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe on January 31, 2006. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company accounted for the investment in these entities under the cost method, and the investments had a carrying amount of $768 at the time of the sale. The Company received $32,811 in cash proceeds during 2006 from the sale of these entities, net of an amount held in escrow and associated fees. The sale resulted in a pre-tax gain of $32,043 in 2006, which was net of related fees, an amount held in escrow and the carrying value of the investments. During 2007, $3,335 was released to the Company from escrow in connection with this sale. The Company received a distribution of $1,864 during 2008, representing its share of the amount that remained in escrow. The Company recorded these amounts as gains during each of the applicable years.

9.

LONG-TERM DEBT

Long-term debt was as follows:

	2008	2007

7 1/4% senior unsecured notes due 2011	$150,000	$150,000
8 1/8% senior unsecured notes due 2013	150,000	150,000
7 3/4% debentures due 2023	99,567	99,552
Total	$399,567	$399,552

The Company issued $150,000 of senior unsecured notes due 2011 on February 28, 2004. The notes accrue interest at the rate of 7 1/4% per annum, which is payable semi-annually. The fair value of these notes on February 1, 2009, based on current market price, was approximately $140,063. Pursuant to the indenture governing the 7 1/4% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the notes.

The Company issued $150,000 of senior unsecured notes due 2013 on May 5, 2003. The notes accrue interest at the rate of 8 1/8% per annum, which is payable semi-annually. The fair value of these notes on February 1, 2009, based on current market price, was approximately $135,188. Pursuant to the indenture governing the 8 1/8% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the notes.

The Company issued $100,000 of debentures due 2023 on November 15, 1993 with a yield to maturity of 7.80%. The debentures accrue interest at the rate of 7 3/4%, which is payable semi-annually. The fair value of these debentures on February 1, 2009, based on current market price, was approximately $69,375. Pursuant to the indenture governing the debentures, the Company must maintain a certain level of stockholders’ equity in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the debentures.

The Company has a secured revolving credit facility that expires on July 10, 2012 and provides for revolving credit borrowings, as well as the issuance of letters of credit. The Company may, at its option, borrow and repay amounts up to a maximum of $325,000 for revolving credit borrowings and the issuance of letters of credit, which may be increased by the Company under certain conditions by up to $100,000, with a sublimit of $50,000 for standby letters of credit and with no sublimit on trade letters of credit. Advances under the credit agreement are also limited to a borrowing base consisting of specified percentages of eligible categories of assets. Borrowing spreads and letters of credit fees are based on spreads above LIBOR and other available interest rates, with the spreads changing based upon a pricing grid. For example, revolving credit spreads range from 0 to 12.5 basis points over prime on prime rate loans, 100.0 to 162.5 basis points over LIBOR on LIBOR rate loans and 40.0 to 50.0 basis points on outstanding trade letters of credit. As of February 1, 2009 and February 3, 2008, the Company had no

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

borrowings under this facility. As of February 1, 2009 and February 3, 2008, the Company had $116,186 and $107,920 outstanding letters of credit under this facility, respectively.

Substantially all of the Company’s assets have been pledged as collateral to secure the Company’s obligations under its revolving credit facility, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein (as further discussed in Note 7, “Goodwill and Other Intangible Assets”).

Interest paid was $31,839 (2008), $31,972 (2007) and $32,415 (2006).

There are no scheduled maturities of long-term debt until 2011.

10.

RETIREMENT AND BENEFIT PLANS

The Company has five noncontributory defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service.

The Company also has for certain of such employees an unfunded non-qualified supplemental defined benefit pension plan, which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon employment termination or retirement, or shortly thereafter.

In addition to the defined benefit pension plans described above, the Company has a capital accumulation program (“CAP Plan”) which is an unfunded non-qualified supplemental defined benefit plan covering six current and 16 retired executives. Under the individual participants’ CAP Plan agreements, the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the CAP Plan for at least 10 years and has attained age 55.

The Company and its domestic subsidiaries also provide certain postretirement health care and life insurance benefits. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

As required by FASB Statement No. 158, for 2008, the Company changed its measurement date for plan assets and liabilities to coincide with its fiscal year end. The adoption of the measurement date provisions of FASB Statement No. 158 resulted in a reduction, net of tax, of $366 to the Company’s 2008 opening balance of retained earnings.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Following is a reconciliation of the changes in the projected benefit obligation (pension plans and CAP Plan) and the accumulated benefit obligation (postretirement plan) for each of the last two years:

	Pension Plans		CAP Plan		Postretirement Plan
	2008	2007	2008	2007	2008	2007

Beginning of year	$234,607	$242,917	$14,890	$16,776	$22,461	$24,115
Effect of the adoption of the measurement
date provisions of FASB Statement
No. 158	1,899	-	-	-	120	-
Service cost	7,740	7,528	74	184	-	-
Interest cost	15,831	14,476	987	1,005	1,423	1,395
Curtailments	3	-	-	-	-	-
Benefit payments	(11,556)	(10,480)	(1,239)	(1,127)	-	-
Benefit payments, net of
retiree contributions	-	-	-	-	(2,303)	(2,338)
Medicare subsidy	-	-	-	-	117	124
Actuarial gain	(3,443)	(19,208)	(961)	(1,948)	(222)	(835)
Plan amendments	-	(626)	-	-	-	-
End of year	$245,081	$234,607	$13,751	$14,890	$21,596	$22,461

The actuarial gain in 2007 was principally due to an increase in discount rates.

Following is a reconciliation of the fair value of the assets held by the Company’s pension plans for each of the last two years:

	2008	2007

Beginning of year	$234,030	$230,207
Actual return, net of plan expenses	(72,315)	13,659
Benefit payments	(11,556)	(10,480)
Company contributions	25,241	644
End of year	$175,400	$234,030

Following is a reconciliation of the projected benefit obligation (pension plans and CAP Plan) and the accumulated benefit obligation (postretirement plan) at the end of each of the last two years to the amounts recognized on the Company’s Consolidated Balance Sheets:

	Pension Plans		CAP Plan		Postretirement Plan
	2008	2007	2008	2007	2008	2007

Benefit obligation	$ 245,081	$ 234,607	$13,751	$14,890	$21,596	$22,461
Employer contributions made after
December 31(1)	-	(162)	-	-	-	(205)
Plan assets at fair value	(175,400)	(234,030)	-	-	-	-
Net liability recognized on balance sheet	$ 69,681	$ 415	$13,751	$14,890	$21,596	$22,256

(1)

As required by FASB Statement No. 158, for 2008, the Company changed its measurement date for plan assets and liabilities to coincide with its fiscal year end.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		CAP Plan		Postretirement Plan
	2008	2007	2008	2007	2008	2007

Non-current assets	$ -	$19,475	$ -	$ -	$ -	$ -
Current liabilities	2,734	2,103	1,304	1,296	2,595	2,462
Non-current liabilities	66,947	17,787	12,447	13,594	19,001	19,794
Net liability recognized on balance sheet	$69,681	$ 415	$13,751	$14,890	$21,596	$22,256

Pre-tax amounts in accumulated other comprehensive loss that, as of the end of each applicable fiscal year, had not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Plans		CAP Plan		Postretirement Plan
	2008	2007	2008	2007	2008	2007

Prior service credit	$ 469	$ 424	$ -	$ -	$ 5,523	$ 6,408
Net (loss)/gain	(117,045)	(30,866)	1,875	1,083	(4,571)	(5,088)
Total	$(116,576)	$(30,442)	$1,875	$1,083	$ 952	$ 1,320

Pre-tax amounts in accumulated other comprehensive loss as of February 1, 2009 expected to be recognized as components of net periodic benefit cost in 2009 were as follows:

	Pension Plans	CAP Plan	Postretirement Plan

Prior service (cost) credit	$ (28)	$ -	$ 817
Net (loss)/gain	(2,551)	200	(258)
Total	$(2,579)	$200	$ 559

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

	2008	2007

United States equities	38%	53%
International equities	18%	23%
Fixed income investments	30%	24%
Other (including cash)	14%	-
Total	100%	100%

The balance in Other (including cash) in 2008 was due principally to a $25,000 voluntary pension contribution the Company made at the end of 2008 that was not yet invested as of February 1, 2009.

The aggregate accumulated benefit obligation for all of the Company’s six pension plans was $229,389 and $220,175 at the end of 2008 and 2007, respectively.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

In 2007, only the Company’s unfunded supplemental pension plan had projected and accumulated benefit obligations in excess of plan assets. In 2008, all of the Company’s pension plans, including the Company’s unfunded supplemental pension plan had projected and accumulated benefit obligations in excess of plan assets. The balances were as follows:

	2008	2007

Number of plans with projected benefit obligations
in excess of plan assets	6	1
Aggregate projected benefit obligation	$245,081	$20,052
Aggregate fair value of related plan assets	$175,400	$ -

Number of plans with accumulated benefit obligations
in excess of plan assets	6	1
Aggregate accumulated benefit obligation	$229,389	$15,690
Aggregate fair value of related plan assets	$175,400	$ -

The components of net periodic benefit cost and other pre-tax amounts recognized in other comprehensive (income) loss in each of the last three years were as follows:

Net Periodic Benefit Cost Recognized in Selling, General and Administrative Expenses

	Pension Plans			CAP Plan			Postretirement Plan
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Service cost, including plan
expenses	$ 7,925	$ 7,728	$ 6,953	$ 74	$ 184	$ 178	$ -	$ -	$ -
Interest cost	15,831	14,476	13,873	987	1,005	969	1,423	1,395	1,399
Amortization of net loss (gain)	2,237	5,099	5,331	(169)	-	-	271	388	421
Expected return on plan assets	(18,341)	(17,351)	(15,510)	-	-	-	-	-	-
Amortization of prior service cost
(credit)	39	100	331	-	-	-	(817)	(817)	(817)
Curtailment loss	6	-	-	-	-	-	-	-	-
Settlement loss	-	-	2,253	-	-	-	-	-	-
Special termination benefits	-	-	723	-	-	-	-	-	242
Total	$ 7,697	$10,052	$13,954	$ 892	$1,189	$1,147	$ 877	$ 966	$1,245

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss

	Pension Plans			CAP Plan			Postretirement Plan
	2008	2007		2008	2007		2008	2007

Actuarial loss (gain)	$88,541	$(15,717)		$(961)	$(1,948)		$ (222)	$(835)
Effect of the adoption of the
measurement date provisions of
FASB Statement No. 158	(129)	-		-	-		44	-
Prior service credit	-	(626)		-	-			-
Amortization of prior service credit
(cost)	(41)	(100)		-	-		817	817
Amortization of net (loss) gain	(2,237)	(5,099)		169	-		(271)	(388)
Total recognized in other
comprehensive loss (income)	$86,134	$(21,542)		$(792)	$(1,948)		$ 368	$(406)

Total recognized in net periodic
benefit cost and other
comprehensive loss (income)	$93,831	$(11,490)		$ 100	$ (759)		$1,245	$ 560

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

The settlement loss in 2006 resulted principally from the departure of a former chief executive officer of the Company.

Currently, the Company expects to make contributions of approximately $15,000 to its pension plans in 2009. Following are expected benefit payments associated with the Company’s pension plans and CAP Plan, and expected benefit payments, net of retiree contributions, associated with the Company’s postretirement plan:

			Postretirement Plan
			Excluding Medicare	Expected Medicare
	Pension Plans	CAP Plan	Subsidy Receipts	Subsidy Receipts

2009	$13,822	$1,304	$2,699	$104
2010	13,877	1,409	2,712	104
2011	14,383	1,623	2,681	101
2012	15,953	1,763	2,537	97
2013	16,571	1,671	2,392	92
2014-2018	93,965	7,632	9,733	365

The medical health care cost trend rate assumed for 2009 is 7.5% and is assumed to decrease by 0.5% per year through 2014. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2008 and on the accumulated postretirement benefit obligation at February 1, 2009 would be as follows:

	1% Increase	1% Decrease

Impact on service and interest cost	$ 92	$ (80)
Impact on year-end accumulated postretirement benefit obligation	$1,358	$(1,228)

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2008	2007	2006

Discount rate	7.19%	6.78%	6.06%
Rate of increase in compensation levels (applies to pension plans only)	4.28%	4.29%	4.20%
Long-term rate of return on assets (applies to pension plans only)	8.25%	8.25%	8.25%

To develop the expected weighted average long-term rate of return on assets assumption, the Company considered the historical level of the risk premium associated with the asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The Company has a savings and retirement plan and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. Matching contributions were $7,325 (2008), $5,982 (2007) and $4,412 (2006).

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

11.

INCOME TAXES

Income taxes consisted of:

	2008	2007	2006
Federal:
Current	$ 61,478	$100,534	$40,355
Deferred	(15,400)	(4,049)	40,711
State, foreign and local:
Current	11,374	15,364	8,648
Deferred	(2,919)	(347)	3,490
Total	$ 54,533	$111,502	$93,204

Taxes paid were $54,061 (2008), $92,220 (2007) and $51,376 (2006).

The approximate tax effects of items giving rise to the net deferred income tax liability recognized on the Company’s Consolidated Balance Sheets were as follows:

	2008	2007

Depreciation and amortization	$ (6,763)	$ (12,734)
Employee compensation and benefits	20,253	23,043
Tax loss and credit carryforwards	7,254	6,490
Tax benefit on items in accumulated other comprehensive loss	44,375	10,655
Book versus tax basis difference related to identifiable intangible
assets	(230,580)	(231,800)
Acquisition costs	(4,910)	(10,986)
Other, net	3,779	(2,753)
Subtotal	(166,592)	(218,085)
Valuation allowance for state net operating loss carryforwards	(3,746)	(4,320)
Total	$(170,338)	$(222,405)

The Company has a valuation allowance for state net operating loss carryforwards based on the likelihood of realization. In 2008, the Company determined that net operating loss carryforwards in certain states would be utilized against taxable income for 2008 and for future taxable years, resulting in a net current state tax benefit of $574.

Included in the tax loss and credit carryforwards at the end of 2008 are an aggregate of approximately $360,143 of state net operating loss carryforwards and Federal net operating loss carryforwards of $1,597. The carryforwards expire principally between 2011 and 2014.

A reconciliation of the statutory Federal income tax to the income tax expense follows:

	2008	2007	2006

Statutory 35% Federal tax	$51,206	$103,187	$86,952
State and local income taxes, net of Federal
income tax benefit	1,649	4,733	4,443
Interest and penalties on unrecognized tax positions	2,644	2,570	-
Other, net	(966)	1,012	1,809
Income tax expense	$54,533	$111,502	$93,204

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

The domestic and foreign components of income before provision for income taxes were as follows:

	2008	2007	2006

Domestic	$149,123	$285,761	$244,794
Foreign	(2,819)	9,060	3,639
Total	$146,304	$294,821	$248,433

The Company adopted the provisions of FIN 48 in the first quarter of 2007. Upon adoption of FIN 48, the Company elected to classify interest and penalties related to unrecognized tax benefits in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Income Statement for 2008 and 2007 totaled $2,644 and $2,570, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of February 1, 2009 and February 3, 2008 totaled $7,214 and $4,570, respectively. The Company records its liabilities for unrecognized tax benefits in Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets based on the anticipated timing of relieving such liabilities.

Unrecognized tax benefit activity for each year was as follows:

Balance at February 4, 2007	$56,115
Increases related to prior year tax positions	769
Decreases related to prior year tax positions	(756)
Increases related to current year tax positions	17,139
Settlements	-
Lapse of statute of limitations	(1,301)
Balance at February 3, 2008	71,966
Increases related to prior year tax positions	1,115
Decreases related to prior year tax positions	(230)
Increases related to current year tax positions	17,282
Settlements	-
Lapse of statute of limitations	(1,223)
Balance at February 1, 2009	$88,910

The entire amount of unrecognized tax benefits at February 1, 2009 and February 3, 2008, if recognized, would reduce the effective tax rate under current accounting provisions.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations has expired for United States Federal, foreign, state and local income tax returns filed by the Company for years through 2003.

While it is reasonably possible, based on the lapse of statutes of limitations or the completion of audits, that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months, it is not possible to reasonably estimate the amount of any such change.

12.

STOCKHOLDERS’ EQUITY

Share Repurchase Program

The Company’s Board of Directors authorized the Company to repurchase up to $200,000 of the Company’s outstanding common stock on November 30, 2007. The Board’s authorization was effective through the end of 2008 and permitted the Company to effect the purchases through open market purchases, privately negotiated transactions, including accelerated and guaranteed share repurchase agreements, and other means. The Company purchased 5,218 shares of common stock in the open market during the fourth quarter of 2007, at a total cost,

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

excluding commission fees, of $199,998 under the repurchase program. Commission fees totaled approximately $104 and were added to the cost of the treasury shares repurchased. Cash was used to fund all purchases and all of the shares repurchased under the authorization were placed into treasury, pending use for general corporate purposes. The Company deemed this share repurchase program to have been completed as of the end of 2007.

Common Stock Dividends

During each of 2008, 2007 and 2006, the Company paid four $0.0375 per share cash dividends on its common stock.

Warrant

The Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share in connection with the Company’s acquisition of Calvin Klein in 2003. Such warrant remained outstanding as of February 1, 2009.

13.

STOCK-BASED COMPENSATION

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) was approved at the Company’s Annual Meeting of Stockholders held in June 2006. The 2006 Plan replaced the Company’s existing 1997, 2000 and 2003 Stock Option Plans. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of such approval, other than with respect to outstanding options under those plans, which will continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock-based compensation transactions have generally been funded with the issuance of new shares of the Company’s common stock.

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

Through February 1, 2009, the Company has granted service-based NQs and RSUs, as well as contingently issuable performance shares under the 2006 Plan. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award is counted as one available share and each share underlying an RSU or performance share award is counted as three available shares. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net income for 2008, 2007 and 2006 included $10,527, $9,631 and $6,862, respectively, of pre-tax expense related to stock-based compensation.

Options currently outstanding are generally cumulatively exercisable in four equal installments commencing one year after the date of grant. The vesting of options outstanding is also accelerated upon retirement (as defined in the applicable plan). Options are generally granted with a 10-year term.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed on a straight-line

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

basis over the options’ vesting period. At February 1, 2009, there was $7,490 of unrecognized pre-tax compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted in each year:

	2008	2007	2006

Weighted average risk-free interest rate	2.79%	4.69%	4.72%
Weighted average expected option term	6.3 Years	6.3 Years	6.0 Years
Weighted average expected volatility	29.5%	33.3%	32.4%
Expected annual dividends per share	$ 0.15	$ 0.15	$ 0.15
Weighted average estimated fair value per share of options granted	$12.16	$24.08	$15.27

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected option term. The expected option term represents the weighted average period of time that options granted are expected to be outstanding, based on vesting schedules and the contractual term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected option term. Expected dividends are based on the Company’s common stock cash dividend rate at the date of grant.

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

Service-based stock option activity for the year was as follows:

		Range of Exercise			Weighted Average
	Options	Prices Per Option			Price Per Option

Outstanding at February 3, 2008	3,336	$ 9.13	-	$60.35	$28.55
Granted	333	36.45	-	45.43	36.59
Exercised	200	9.38	-	35.63	15.88
Cancelled	47	18.93	-	60.35	40.46
Outstanding at February 1, 2009	3,422	$ 9.13	-	$60.35	$29.91
Exercisable at February 1, 2009	2,403	$ 9.13	-	$60.35	$26.02

The aggregate grant date fair value of service-based options granted during 2008, 2007 and 2006 was $4,050, $5,507 and $8,410, respectively.

The aggregate grant date fair value of service-based options that vested during 2008, 2007 and 2006 was $8,176, $7,099 and $10,175, respectively.

At February 1, 2009, the aggregate intrinsic value of options issued and outstanding and options exercisable was $3,392. The aggregate intrinsic value of service-based options exercised was $4,741, $25,493 and $26,254 in 2008, 2007 and 2006, respectively.

The weighted average remaining contractual life of options outstanding and options exercisable at February 1, 2009 was 6.2 and 5.6 years, respectively.

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

RSU activity for the year was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 3, 2008	155	$56.16
Granted	286	39.57
Vested	3	56.70
Cancelled	32	45.45
Non-vested at February 1, 2009	406	$45.30

The aggregate grant date fair value of RSUs granted during 2008 and 2007 was $11,319 and $8,935, respectively. The aggregate grant date fair value of RSUs vested during 2008 and 2007 was $196 and $11, respectively.

At February 1, 2009, there was $9,741 of unrecognized pre-tax compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.8 years.

The Company’s executive officers received contingently issuable performance share awards during 2008 and 2007, subject to a performance period of three years. Additionally, certain of the Company’s executive officers received contingently issuable performance share awards during 2007, subject to a performance period of two years. The holders of the awards covering such two-year performance period are expected to earn in 2008 an aggregate of 5 shares as a result of the Company’s performance during such two-year period. For non-vested performance share awards at February 1, 2009, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity during the applicable performance cycle. Depending on the level of objectives achieved, up to a total number of 89 and 69 shares could be issued for non-vested performance share awards granted in 2008 and 2007, respectively. The Company records expense for the contingently issuable performance shares ratably based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the year was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 3, 2008	82	$53.53
Granted	89	41.80
Vested	5	53.64
Cancelled	8	53.64
Non-vested at February 1, 2009	158	$46.89

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

The aggregate grant date fair value of performance shares granted during 2008 and 2007 was $3,722 and $4,341, respectively. The aggregate grant date fair value of performance shares vested during 2008 was $256. No performance shares vested during 2007.

The Company currently does not expect any of the non-vested performance shares at February 1, 2009 to ultimately be issued. There was therefore no unrecognized pre-tax compensation expense at February 1, 2009 related to non-vested performance shares.

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions were $1,537, $7,656 and $10,275 in 2008, 2007 and 2006, respectively. Of those amounts, $1,158, $6,261 and $6,164, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock option exercise or delivery of shares upon vesting of RSUs or performance shares exceeds the tax benefit associated with the grant date fair value of the related stock award.

Total stock awards available for grant at February 1, 2009 amounted to 1,605 shares.

14.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the detail of accumulated other comprehensive loss, net of related taxes:

	2008	2007

Retirement liability adjustment	$(70,752)	$(17,384)
Foreign currency translation adjustments	(2,268)	-
Total	$(73,020)	$(17,384)

15.

LEASES

The Company leases retail locations, warehouses, showrooms, office space and equipment. The leases, excluding equipment leases, generally provide for the payment of real estate taxes and certain other occupancy expenses. Retail location leases generally are renewable and provide for the payment of percentage rentals based on location sales and other costs associated with the leased property.

At February 1, 2009, minimum annual rental commitments under non-cancelable operating leases were as follows:

2009	$109,254
2010	96,043
2011	80,346
2012	67,712
2013	55,028
Thereafter	224,975
Total minimum lease payments	$633,358

The Company’s retail location leases represent $368,745 of the total minimum lease payments. The Company’s administrative offices and showrooms located in New York, New York represent $118,835 of the total minimum lease payments. The Company’s corporate, finance and retail administrative offices located in Bridgewater, New Jersey represent $67,632 of the total minimum lease payments. The Company’s Calvin Klein administrative offices and showrooms represent $47,554 of the total minimum lease payments.

At February 1, 2009, aggregate future minimum rentals to be received under non-cancelable subleases were $4,395.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Rent expense was as follows:

	2008	2007	2006

Minimum	$122,715	$105,307	$ 89,085
Percentage and other	26,589	21,244	18,944
Less: Sublease rental income	(2,319)	(2,196)	(2,038)
Total	$146,985	$124,355	$105,991

16.

ACTIVITY EXIT COSTS, ASSET IMPAIRMENTS AND OTHER CHARGES

Geoffrey Beene Outlet Retail Activity Exit Costs

During 2008, the Company determined that it would not renew its license agreements to operate Geoffrey Beene outlet retail stores and executed a plan to close its Geoffrey Beene outlet retail division. This decision was based on the division not materially or consistently contributing to the Company’s overall profitability. The Geoffrey Beene outlet retail division operated approximately 100 stores at the time the announcement was made to close the division. Approximately 20 of the store locations have been or are in the process of being converted, substantially all to the Calvin Klein outlet retail format, and the remainder were closed during 2008.

Costs associated with the closure of the Company’s Geoffrey Beene outlet retail division were as follows:

	Total
	Expected
	to be	Incurred	Liability
	Incurred	in 2008	at 2/1/09

Severance, termination benefits and other costs	$ 3,064	$ 3,064	$643
Long-lived asset impairments	6,715	6,715	-
Inventory liquidation costs	5,375	5,375	-
Lease termination costs	3,094	3,094	17
Total	$18,248	$18,248	$660

The costs for asset impairments, lease terminations, severance, termination benefits and other costs were included in selling, general and administrative expenses of the Retail Apparel and Related Products segment. Inventory liquidation costs were included in cost of goods sold of the Retail Apparel and Related Products segment.

Restructuring Costs

The Company announced in the fourth quarter of 2008 that it has initiated a series of actions to respond to the difficult economic conditions by restructuring certain of its operations and implementing a number of other cost reduction efforts. The restructuring initiatives include the shutdown of domestic production of machine-made neckwear, a realignment of the Company’s global sourcing organizational structure, reductions in warehousing capacity and other initiatives to reduce corporate and administrative expenses. In connection with these actions, approximately 250 salaried positions, representing over 10% of the Company’s salaried workforce, and approximately 150 hourly neckwear manufacturing positions were eliminated. The salaried position reductions were principally at corporate headquarter locations in New York, New York and Bridgewater, New Jersey and the manufacturing position reductions were in Los Angeles, California.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Costs associated with the restructuring were as follows:

	Total
	Expected
	to be	Incurred	Liability
	Incurred	in 2008	at 2/1/09

Severance, termination benefits and other costs	$21,000	$16,742	$15,371
Long-lived asset impairments	3,759	3,759	-
Lease termination costs	7,000	1,077	788
Total	$31,759	$21,578	$16,159

Included in other costs incurred in 2008 were losses on firm purchase commitments of $3,255. The costs associated with the restructuring were included principally in selling, general and administrative expenses of each of the segments as follows: $8,354 in Wholesale Dress Furnishings; $4,072 in Wholesale Sportswear and Related Products; $3,353 in Retail Apparel and Related Products; $477 in Retail Footwear and Related Products; $486 in Calvin Klein Licensing; and $4,836 in corporate expenses not allocated to any reportable segments.

Manufacturing Facility Closing Costs

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

As of February 1, 2009, all of the costs associated with the closing of the facility had been paid. The costs associated with closing the facility were included in selling, general and administrative expenses of the Wholesale Dress Furnishings segment.

Other Asset Impairments

Comparable store sales declines and the overall level of profitability in 2008 in the Company’s retail businesses, particularly during the holiday selling season, was an impairment indicator which caused the Company to evaluate whether the net book value of the long-lived assets in the Company’s retail stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in certain stores were not recoverable and recorded impairment charges in selling, general and administrative expenses of $61,985, of which $54,202 was recorded in the Retail Apparel and Related Products segment and $7,783 was recorded in the Retail Footwear and Related Products segment.

The level of profitability in 2007 and 2006 in certain of the Company’s outlet retail stores was an impairment indicator which caused the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in certain stores were not recoverable and recorded impairment charges in selling, general and administrative expenses in the Retail Apparel and Related Products segment of $1,331 and $2,464 in 2007 and 2006, respectively.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

The impairments recorded in 2008, 2007 and 2006 were determined by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. The net book value of the long-lived assets in excess of the fair value in stores that were deemed not recoverable was written off. Fair value was estimated based on the estimated recovery value of the assets in the stores.

Other Charges

On February 27, 2006, the Company announced that its chief executive officer was leaving the Company effective February 27, 2006 by agreement with the Company’s Board of Directors. Severance and other separation costs of $10,535 were recorded in 2006 in connection with this departure. These costs were included in corporate selling, general and administrative expenses not allocated to any reportable segments.

17.

NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	2008	2007	2006

Net income	$ 91,771	$183,319	$155,229
Less:
Preferred stock dividends on converted stock	-	-	3,230
Inducement payment and offering costs	-	-	10,948
Net income available to common stockholders
for basic and diluted net income per common share	$ 91,771	$183,319	$141,051

Weighted average common shares outstanding
for basic net income per common share	51,428	55,695	52,110
Weighted average impact of dilutive securities	712	1,246	1,275
Weighted average impact of dilutive warrant	60	141	98
Total shares for diluted net income per common share	52,200	57,082	53,483

Basic net income per common share	$ 1.78	$ 3.29	$ 2.71
Diluted net income per common share	$ 1.76	$ 3.21	$ 2.64

In connection with the Company’s acquisition of Calvin Klein in 2003, the Company issued $250,000 of Series B convertible preferred stock. The Series B convertible preferred stock had a conversion price of $14.00 per share and a dividend rate of 8% per annum, payable quarterly in cash. In certain quarters of 2003, the Company elected not to pay a cash dividend and the Series B convertible preferred stock was treated as if an in-kind dividend was paid. As such, by the end of 2003, the liquidation preference of the originally issued Series B convertible preferred stock had increased to $264,746. The holders of the Company’s Series B convertible preferred stock completed a voluntary conversion of a portion of such stock into 7,344 shares of the Company’s common stock during the second quarter of 2005. The holders of the Series B convertible preferred stock completed a voluntary conversion of all of the remaining outstanding shares of Series B convertible preferred stock into 11,566 shares of the Company’s common stock during the second quarter of 2006 and sold 10,057 of such shares in a registered common stock offering. In connection with the conversion, the Company made an inducement payment to the preferred stockholders of $0.88 for each share of common stock received upon conversion, or an aggregate of $10,178. The inducement payment was based on the net present value of the dividends that the Company would have been obligated to pay the preferred stockholders through the earliest date on which it was estimated that the Company would have had the right to convert the Series B convertible preferred stock, net of the net present value of the dividends payable over the same period on the shares of common stock into which the Series B convertible preferred

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

stock was convertible. In addition, the Company incurred certain costs, totaling $770, specifically related to the registered common stock offering.

As set forth in Emerging Issues Task Force (“EITF”) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” when convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income available to common stockholders in the calculation of net income per common share. As such, the inducement payment and offering costs paid by the Company in connection with the conversion and subsequent registered common stock offering resulted in a reduction of net income available to common stockholders for the year ended February 4, 2007.

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	2008	2007	2006

Weighted average antidilutive securities	1,682	357	143

According to FASB Statement No. 128, “Earnings per Share,” contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per common share for that period. The Company granted contingently issuable performance shares during the first quarters of 2008 and 2007 that did not meet the performance conditions as of February 1, 2009 and February 3, 2008, and, therefore, were excluded from the calculation of diluted net income per common share for the years ended February 1, 2009 and February 3, 2008. The maximum number of potentially dilutive shares that could be issued upon vesting for such contingently issuable performance shares was 158 and 82 as of February 1, 2009 and February 3, 2008. These contingently issuable performance shares were also excluded from the computation of weighted average antidilutive securities.

In addition, conversion of the Series B convertible preferred stock that was converted into 3,241 weighted average common shares outstanding for the year ended February 4, 2007 was not assumed for the purpose of calculating dilutive securities outstanding because the resulting impact on the calculation of diluted net income per common share would have been antidilutive.

18.

NONCASH INVESTING AND FINANCING TRANSACTIONS

The Company recorded an increase to property, plant and equipment of $80,331 during 2008 related to capital expenditures that were paid in cash. In addition, the Company paid $7,810 in cash during 2008 related to property, plant and equipment that was acquired in the fourth quarter of 2007. This amount was omitted from the Investing Activities section of the Consolidated Statement of Cash Flows for the year ended February 3, 2008.

The Company recorded increases to goodwill of $39,376, $37,520 and $30,769 during 2008, 2007 and 2006, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during 2008, 2007 and 2006, the Company paid $40,848, $35,815 and $27,565, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

Omitted from the Financing Activities section of the Consolidated Statement of Cash Flows for the year ended February 4, 2007 was a decrease in Series B convertible preferred stock of $161,926, an increase in common stock of $11,566 and an increase in additional capital of $150,360 associated with the conversion of all of the remaining outstanding shares of the Series B convertible preferred stock. Please see Note 17, “Net Income Per Common Share.”

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

19.

SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments:  (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - This segment consists of the Company’s wholesale dress furnishings division. The Company’s wholesale dress furnishings division derives revenue primarily from marketing: (i) dress shirts under the brand names Van Heusen, IZOD, Eagle, Geoffrey Beene, ARROW, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, MICHAEL Michael Kors and, beginning in the first quarter of 2008, DKNY; and (ii) neckwear, beginning in the fourth quarter of 2006 upon the acquisition of substantially all of the assets of Superba, under the brand names ARROW, IZOD, Calvin Klein, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Jones New York, MICHAEL Michael Kors, Michael Kors Collection and, beginning in the first quarter of 2008, in connection with the acquisition of certain assets of Mulberry, Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess. In addition, into the third quarter of 2008, the Company sold neckwear under the Perry Ellis Portfolio brand name. The license to sell neckwear under such brand terminated during the third quarter of 2008. The Company markets its dress shirt and neckwear brands, as well as various private label brands, primarily to department, mid-tier department and specialty stores.

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

Retail Apparel and Related Products Segment - The Company aggregates the results of its Van Heusen, Izod, Geoffrey Beene and Calvin Klein retail divisions into the Retail Apparel and Related Products segment. This segment derives revenue principally from operating retail stores, primarily in outlet centers, which sell apparel and accessories under the brand names Van Heusen, IZOD and Calvin Klein. In addition, into the fourth quarter of 2008, the Company operated retail stores under the brand name Geoffrey Beene. The Company announced during 2008 that it would not renew its license to operate Geoffrey Beene outlet retail stores and ceased operations of its Geoffrey Beene outlet retail division during the fourth quarter of 2008. Please see Note 16, “Activity Exit Costs, Asset Impairments and Other Charges,” for details of the closure. This segment also derives revenue from selling Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price Calvin Klein Collection retail store located in New York City. Beginning in 2007, this segment also derives revenue from the Company’s Calvin Klein specialty retail stores located in premier malls in the United States. As of the end of 2008, the Company operated 10 of these stores.

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

The following tables present summarized information by segment:

2008	2007	2006
Revenue - Wholesale Dress Furnishings
Net sales	$ 527,815	$ 524,665	$ 371,429
Royalty revenue	6,273	6,243	6,751
Advertising and other revenue	2,747	2,683	1,962
Total	536,835	533,591	380,142

Revenue - Wholesale Sportswear and Related Products
Net sales	625,380	630,875	557,608
Royalty revenue	10,520	10,630	11,350
Advertising and other revenue	4,259	3,710	4,458
Total	640,159	645,215	573,416

Revenue - Retail Apparel and Related Products
Net sales	713,956	690,700	639,369
Royalty revenue	6,656	7,699	7,712
Total	720,612	698,399	647,081

Revenue - Retail Footwear and Related Products
Net sales	268,303	281,481	280,766
Royalty revenue	370	110	642
Advertising and other revenue	168	1,082	-
Total	268,841	282,673	281,408

Revenue - Calvin Klein Licensing
Royalty revenue	212,733	189,743	155,881
Advertising and other revenue	87,493	75,554	52,720
Total	300,226	265,297	208,601

Revenue - Other(1)
Net Sales	25,262	-	-
Total	25,262	-	-

Total Revenue
Net sales	2,160,716	2,127,721	1,849,172
Royalty revenue	236,552	214,425	182,336
Advertising and other revenue	94,667	83,029	59,140
Total(2)	$2,491,935	$2,425,175	$2,090,648

Income before interest and taxes - Wholesale Dress Furnishings	$ 64,547(3)	$ 76,654	$ 35,860(3)

Income before interest and taxes - Wholesale Sportswear
and Related Products	71,751(4)	82,854	86,268

(Loss) income before interest and taxes - Retail Apparel
and Related Products	(46,693)(5)	58,538	62,030

(Loss) income before interest and taxes - Retail Footwear
and Related Products	(150)(6)	23,205	20,897

Income before interest and taxes - Calvin Klein Licensing	154,072(7)	128,868(7)	125,090(7)

Loss before interest and taxes - Other(1)	(69,779)	(58,289)	(64,839)

Income before interest and taxes	$ 173,748	$ 311,830	$ 265,306

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

(1)

Includes corporate expenses not allocated to any reportable segments and the results of the Company’s Calvin Klein Collection wholesale business, which was acquired in January 2008. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, the Company includes all stock-based compensation expenses in corporate expenses. Corporate expenses in 2008 include costs associated with the Company’s restructuring initiatives. Please see the section entitled “Restructuring Costs” in Note 16, “Activity Exit Costs, Asset Impairments and Other Charges,” for a further discussion. Corporate expenses in 2006 include severance and related costs resulting from the departure of a former chief executive officer of the Company. Please see the section entitled “Other Charges” in Note 16, “Activity Exit Costs, Asset Impairments and Other Charges,” for a further discussion.

(2)

No single customer accounted for greater than 10% of the Company’s revenue in 2007. Macy’s accounted for 11.5% and 11.4% of the Company’s revenue in 2008 and 2006, respectively. This revenue is reported in the Wholesale Dress Furnishings and the Wholesale Sportswear and Related Products segments.

(3)

Income before interest and taxes for the Wholesale Dress Furnishings segment for 2008 includes costs associated with the Company’s restructuring initiatives. Please see the section entitled “Restructuring Costs” in Note 16, “Activity Exit Costs, Asset Impairments and Other Charges,” for a further discussion. Income before interest and taxes for the Wholesale Dress Furnishings segment in 2006 includes costs associated with closing the Company’s manufacturing facility in Ozark, Alabama. Please see the section entitled “Manufacturing Facility Closing Costs” in Note 16, “Activity Exit Costs, Asset Impairments and Other Charges,” for a further discussion.

(4)

Income before interest and taxes for the Wholesale Sportswear and Related Products segment for 2008 includes costs associated with the Company’s restructuring initiatives. Please see the section entitled “Restructuring Costs” in Note 16, “Activity Exit Costs, Asset Impairments and Other Charges,” for a further discussion.

(5)

Loss/income before interest and taxes for the Retail Apparel and Related Products segment for 2008 includes costs associated with the closing of the Company’s Geoffrey Beene outlet retail division, the Company’s restructuring initiatives and long-lived asset impairments. Please see the sections entitled “Geoffrey Beene Outlet Retail Activity Exit Costs,” “Restructuring Costs” and “Other Asset Impairments” in Note 16, “Activity Exit Costs, Asset Impairments and Other Charges,” for a further discussion.

(6)

Loss/income before interest and taxes for the Retail Footwear and Related Products segment for 2008 includes costs associated with the Company’s restructuring initiatives and long-lived asset impairments. Please see the sections entitled “Restructuring Costs” and “Other Asset Impairments” in Note 16, “Activity Exit Costs, Asset Impairments and Other Charges,” for a further discussion.

(7)

Income before interest and taxes for the Calvin Klein Licensing segment for 2008 includes costs associated with the Company’s restructuring initiatives. Please see the section entitled “Restructuring Costs” in Note 16, “Activity Exit Costs, Asset Impairments and Other Charges,” for a further discussion. Income before interest and taxes for the Calvin Klein Licensing segment in 2006 includes a gain of $32,043 associated with the sale by a subsidiary of the Company of minority interests in certain entities that operate various Calvin Klein jeans and sportswear businesses in Europe and Asia. Income before interest and taxes for the Calvin Klein Licensing Segment includes gains of $3,335 and $1,864 in 2007 and 2008, respectively, associated with the release of cash held in escrow in connection with such sale.

Intersegment transactions consist of transfers of inventory principally between the Wholesale Dress Furnishings segment and the Retail Apparel and Related Products segment. These transfers are recorded at cost plus a standard mark up percentage. Such mark up percentage is eliminated in the Retail Apparel and Related Products segment.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

	2008	2007	2006
Identifiable Assets
Wholesale Dress Furnishings	$ 289,995	$ 290,468	$ 247,303
Wholesale Sportswear and Related Products	290,202	300,734	272,586
Retail Apparel and Related Products	151,258	239,747	204,113
Retail Footwear and Related Products	57,244	72,273	57,223
Calvin Klein Licensing	834,402	770,123	714,848
Other	577,083	499,049	517,272
Total	$2,200,184	$2,172,394	$2,013,345
Depreciation and Amortization
Wholesale Dress Furnishings	$ 7,756	$ 7,128	$ 3,182
Wholesale Sportswear and Related Products	8,384	8,199	5,833
Retail Apparel and Related Products	22,889	17,908	16,145
Retail Footwear and Related Products	6,874	5,880	5,361
Calvin Klein Licensing	2,603	2,321	2,153
Other	6,860	5,154	5,228
Total	$ 55,366	$ 46,590	$ 37,902
Identifiable Capital Expenditures(1)
Wholesale Dress Furnishings	$ 3,971	$ 9,451	$ 3,108
Wholesale Sportswear and Related Products	10,948	13,723	6,680
Retail Apparel and Related Products	48,181	53,638	23,210
Retail Footwear and Related Products	9,602	11,189	8,183
Calvin Klein Licensing	1,993	4,188	1,714
Other	5,636	10,370	3,266
Total	$ 80,331	$ 102,559	$ 46,161

(1)

Capital expenditures in 2007 include $7,810 of accruals which were not paid until 2008, and such amount is excluded from capital expenditures in 2008.

Assets related to the Company’s segments are principally located in the United States.

Revenue, based on location of origin, was as follows:

	2008	2007	2006

Domestic	$2,236,524	$2,231,231	$1,945,896
Foreign	255,411	193,944	144,752
Total	$2,491,935	$2,425,175	$2,090,648

20.

OTHER COMMENTS

The Company has guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed is $500. The guarantee expires on January 31, 2010.

The Company has guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of February 1, 2009 is approximately $3,300, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,100 as of February 1, 2009, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollar and share amounts in thousands, except per share data)

Included in selling, general and administrative expenses on the Company’s Consolidated Income Statements are foreign currency transaction losses of $3,380 (2008), gains of $123 (2007) and gains of $249 (2006).

Included in accrued expenses on the Company’s Consolidated Balance Sheets are certain incentive compensation costs of $21,693 as of February 3, 2008, and certain wholesale sales allowance accruals of $41,558 and $34,001 as of February 1, 2009 and February 3, 2008, respectively.

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

PHILLIPS-VAN HEUSEN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

(In thousands, except per share data)

The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods of the fiscal years presented:

	1st Quarter		2nd Quarter		3rd Quarter	4th Quarter
	2008	2007	2008(1)	2007	2008(1)	2007	2008(1),(2)	2007

Total revenue	$625,698	$591,906	$560,967	$552,376	$727,484	$696,370	$577,786	$584,523
Gross profit	310,790	292,573	288,937	277,453	341,300	328,608	259,641	292,353
Net income (loss)	46,801	53,006	29,206	39,100	53,699	60,879	(37,935)	30,334

Basic net income (loss)
per common share	0.91	0.95	0.57	0.69	1.04	1.08	(0.74)	0.56

Diluted net income (loss)
per common share	0.90	0.92	0.56	0.68	1.03	1.05	(0.74)	0.55

Price range of stock
per common share
High	43.86	60.70	47.94	62.19	45.77	58.57	24.60	45.35
Low	30.50	48.96	31.62	50.12	20.37	44.32	13.04	31.82

(1) The second, third and fourth quarters of 2008 include pre-tax costs of $8,687, $6,077 and $3,484, respectively, associated with the closing of the Company’s Geoffrey Beene outlet retail division.

(2) The fourth quarter of 2008 includes pre-tax costs of $60,082 associated with fixed asset impairment charges for approximately 200 of the Company’s retail stores and pre-tax costs of $21,578 associated with the Company’s fourth quarter restructuring initiatives, including the shutdown of domestic production of machine-made neckwear, a realignment of the Company’s global sourcing organizational structure, reductions in warehousing capacity and other initiatives to reduce corporate and administrative expenses. Please see the section entitled “Restructuring Costs” in Note 16, “Activity Exit Costs, Asset Impairments and Other Charges,” for further details.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 1, 2009.

The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee, subject to ratification by the Company’s stockholders. Ernst & Young LLP have audited and reported on the consolidated financial statements of the Company and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report on Form 10-K.

/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER

Emanuel Chirico	Michael Shaffer
Chairman and Chief Executive Officer	Executive Vice President and
March 25, 2009	Chief Financial Officer
March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have audited Phillips-Van Heusen Corporation’s internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phillips-Van Heusen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Phillips-Van Heusen Corporation maintained, in all material respects, effective internal control over financial reporting as of February 1, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of February 1, 2009 and February 3, 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2009 and our report dated March 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of February 1, 2009 and February 3, 2008, and the related consolidated income statements, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for each of the three years in the period ended February 1, 2009. Our audits also included the financial statement schedule included in Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at February 1, 2009 and February 3, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2009 in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, Phillips-Van Heusen Corporation changed its method of accounting for uncertainty in income taxes effective February 5, 2007, stock-based compensation effective January 30, 2006 and defined-benefit pension and other postretirement plan obligations on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Phillips-Van Heusen Corporation’s internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 25, 2009

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY

(In thousands, except per share data, percents and ratios)

	2008(1)	2007	2006(2)	2005(3)	2004(4)
Summary of Operations
Revenue	$2,491,935	$2,425,175	$2,090,648	$1,908,848	$1,641,428
Cost of goods sold and expenses	2,318,187	2,113,345	1,825,342	1,702,002	1,511,549
Income before interest and taxes	173,748	311,830	265,306	206,846	129,879
Interest expense, net	27,444	17,009	16,873	28,577	42,857
Income tax expense	54,533	111,502	93,204	66,581	28,407
Net income	$ 91,771	$ 183,319	$ 155,229	$ 111,688	$ 58,615

Per Share Statistics
Basic net income per common share	$ 1.78	$ 3.29	$ 2.71	$ 2.15	$ 1.20
Diluted net income per common share	1.76	3.21	2.64	1.85	1.14

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	19.40	18.65	16.87	14.12	11.23

Financial Position
Current assets	864,429	836,219	799,863	681,257	504,137
Current liabilities	349,238	360,148	298,026	242,225	219,266
Working capital	515,191	476,071	501,837	439,032	284,871
Total assets	2,200,184	2,172,394	2,013,345	1,765,048	1,560,355
Long-term debt	399,567	399,552	399,538	399,525	399,512
Series B convertible preferred stock	-	-	-	161,926	264,746
Stockholders’ equity	$ 998,795	$ 956,283	$ 942,157	$ 610,662	$ 364,026

Other Statistics
Total debt to total capital(5)	28.6%	29.5%	29.8%	34.1%	38.9%
Net debt to net capital(6)	6.7%	11.9%	3.4%	14.6%	30.5%
Current ratio	2.5	2.3	2.7	2.8	2.3

(1)

2008 includes (a) fixed asset impairment charges of $60,082 for approximately 200 of the Company’s retail stores; (b) pre-tax costs of $21,578 associated with the Company’s fourth quarter restructuring initiatives, including the shutdown of domestic production of machine-made neckwear, a realignment of the Company’s global sourcing organizational structure, reductions in warehousing capacity and other initiatives to reduce corporate and administrative expenses; and (c) pre-tax costs of $18,248 associated with the closing of the Company’s Geoffrey Beene outlet retail division.

(2)

2006 includes (a) a pre-tax gain of $32,043 associated with the sale by a subsidiary of the Company on January 31, 2006 of minority interests in certain entities that operate various licensed Calvin Klein jeans and sportswear businesses in Europe and Asia; (b) pre-tax costs of $10,535 resulting from the departure in February 2006 of a former chief executive officer of the Company; (c) pre-tax costs of $11,294 associated with closing the Company’s apparel manufacturing facility in Ozark, Alabama in May 2006; and (d) an inducement payment of $10,178 and offering costs totaling $770 incurred by the Company in connection with the voluntary conversion by the holders of the Company’s Series B convertible preferred stock of a portion of such stock into shares of common stock and the subsequent sale of a portion of such common shares by the holders. The inducement payment and offering costs resulted in a reduction of net income available to common stockholders for purposes of calculating diluted net income per common share. 2006 includes 53 weeks of operations.

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

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY (CONTINUED)

(In thousands, except per share data, percents and ratios)

	2003(1)	2002	2001(2)	2000(3)	1999
Summary of Operations
Revenue	$1,568,836	$1,392,038	$1,418,185	$1,440,719	$1,260,533
Cost of goods sold and expenses	1,509,558	1,323,003	1,377,046	1,370,182	1,212,223
Income before interest and taxes	59,278	69,035	41,139	70,537	48,310
Interest expense, net	36,372	22,729	24,451	22,322	22,430
Income tax expense	8,200	15,869	6,008	18,115	9,007
Net income	$ 14,706	$ 30,437	$ 10,680	$ 30,100	$ 16,873

Per Share Statistics
Basic net (loss) income per common share	$ (0.18)	$ 1.10	$ 0.39	$ 1.10	$ 0.62
Diluted net (loss) income per common share	(0.18)	1.08	0.38	1.10	0.62

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	9.68	9.80	9.62	9.80	8.86

Financial Position
Current assets	490,584	451,127	405,300	436,381	425,970
Current liabilities	182,864	127,439	114,358	138,095	124,580
Working capital	307,720	323,688	290,942	298,286	301,390
Total assets	1,439,283	771,700	708,933	724,364	673,748
Long-term debt	399,097	249,012	248,935	248,851	248,784
Series B convertible preferred stock	264,746	-	-	-	-
Stockholders’ equity	$ 296,157	$ 272,227	$ 265,727	$ 268,561	$ 241,685

Other Statistics
Total debt to total capital(4)	41.6%	47.8%	48.4%	48.1%	50.7%
Net debt to net capital(5)	32.2%	32.6%	43.6%	46.0%	38.9%
Current ratio	2.7	3.5	3.5	3.2	3.4

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

2000 includes 53 weeks of operations.

(4)

Total capital equals interest-bearing debt and stockholders’ equity.

(5)

Net debt and net capital are total debt and total capital reduced by cash.

SCHEDULE II

PHILLIPS-VAN HEUSEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions	Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period

Year Ended February 1, 2009

Allowance for doubtful accounts	$ 2,611	$ 7,241	$2,997	$ 5,689(b)	$ 7,160
Allowance/accrual for operational
chargebacks and customer
markdowns(a)	87,601	165,374	2,748	164,023	91,700
Total	90,212	172,615	5,745	169,712	98,860

Year Ended February 3, 2008

Allowance for doubtful accounts	2,612	217	-	218(b)	2,611
Allowance/accrual for operational
chargebacks and customer
markdowns(a)	82,245	154,541	-	149,185	87,601
Total	84,857	154,758	-	149,403	90,212

Year Ended February 4, 2007

Allowance for doubtful accounts	3,111	202	87	788(b)	2,612
Allowance/accrual for operational
chargebacks and customer
markdowns(a)	70,945	119,267	8,233	116,200	82,245
Total	$74,056	$119,469	$8,320	$116,988	$84,857

(a)

Contains activity associated with the wholesale sales allowance accrual included in accrued expenses. Please see Note 20, “Other Comments” for specified amounts.

(b)

Principally accounts written off as uncollectible, net of recoveries.