Form 10-Q
period 2009-05-03
PHILLIPS VAN HEUSEN CORP /DE/
filed 2009-06-11
CIK 78239

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of June 2, 2009 was 51,588,754.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of May 3, 2009, February 1, 2009 and May 4, 2008	2

Consolidated Income Statements for the Thirteen Weeks Ended May 3, 2009 and May 4, 2008	3

Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 3, 2009 and
May 4, 2008	4

Notes to Consolidated Financial Statements	5-15

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	16-22

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 - Controls and Procedures	23

PART II -- OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6 - Exhibits	24-26

Signatures	27

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other licensing partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositioning of brands by our licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to develop and grow our Calvin Klein businesses in terms of revenue and profitability; (iv) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials (particularly petroleum-based synthetic fabrics, which are currently in high demand), our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in the United States or any of the countries where our products are or are planned to be produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have reviewed the consolidated balance sheets of Phillips-Van Heusen Corporation as of May 3, 2009 and May 4, 2008 and the related consolidated income statements and statements of cash flows for the thirteen week periods ended May 3, 2009 and May 4, 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Phillips-Van Heusen Corporation as of February 1, 2009, and the related consolidated income statement, statement of changes in stockholders’ equity, and statement of cash flows for the year then ended (not presented herein) and in our report dated March 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New York, New York

June 10, 2009

Phillips-Van Heusen Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	May 3,	February 1,	May 4,
	2009	2009	2008
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$ 282,005	$ 328,167	$ 184,223
Trade receivables, net of allowances for doubtful accounts of
$10,677, $7,160 and $2,712	210,693	187,642	243,909
Other receivables	11,828	12,963	13,928
Inventories, net	281,489	282,678	294,956
Prepaid expenses	46,519	35,280	44,986
Other, including deferred taxes of $10,049, $10,049 and $0	15,985	17,699	8,903
Total Current Assets	848,519	864,429	790,905
Property, Plant and Equipment, net	188,754	192,809	242,691
Goodwill	388,432	377,027	333,604
Tradenames	621,135	621,135	621,135
Perpetual License Rights	86,000	86,000	86,000
Other Intangibles, net	34,737	34,242	38,636
Other Assets	26,603	24,542	44,739
Total Assets	$2,194,180	$2,200,184	$2,157,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 72,774	$ 92,618	$ 70,106
Accrued expenses, including deferred taxes of $0, $0 and $2,853	207,619	213,096	194,905
Deferred revenue	34,911	43,524	26,722
Total Current Liabilities	315,304	349,238	291,733
Long-Term Debt	399,572	399,567	399,556
Other Liabilities, including deferred taxes of $180,773, $180,387
and $219,448	455,872	452,584	462,778

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares
authorized; no shares issued or outstanding	-	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; 56,787,169; 56,708,708 and 56,606,657 shares issued	56,787	56,709	56,607
Additional capital	576,558	573,287	563,465
Retained earnings	663,009	642,183	601,101
Accumulated other comprehensive loss	(72,387)	(73,020)	(17,188)
Less: 5,229,535; 5,222,491 and 5,221,983 shares of common stock
held in treasury, at cost	(200,535)	(200,364)	(200,342)
Total Stockholders’ Equity	1,023,432	998,795	1,003,643
Total Liabilities and Stockholders’ Equity	$2,194,180	$2,200,184	$2,157,710

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended
	May 3,	May 4,
	2009	2008

Net sales	$475,745	$543,169
Royalty revenue	58,918	59,988
Advertising and other revenue	22,762	22,541
Total revenue	557,425	625,698

Cost of goods sold	285,599	314,908

Gross profit	271,826	310,790

Selling, general and administrative expenses	222,712	230,081

Gain on sale of investments	-	1,864

Income before interest and taxes	49,114	82,573

Interest expense	8,366	8,376
Interest income	506	1,864

Income before taxes	41,254	76,061

Income tax expense	16,543	29,260

Net income	$ 24,711	$ 46,801

Basic net income per share	$ 0.48	$ 0.91

Diluted net income per share	$ 0.48	$ 0.90

Dividends declared per share	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Thirteen Weeks Ended
	May 3,	May 4,
	2009	2008

OPERATING ACTIVITIES
Net income	$ 24,711	$ 46,801
Adjustments to reconcile to net cash used by operating activities:
Depreciation	10,261	11,472
Amortization	2,216	1,863
Deferred taxes	386	(104)
Stock-based compensation expense	2,663	2,320
Impairment of long-lived assets	136	-
Gain on sale of investments	-	(1,864)

Changes in operating assets and liabilities:
Trade receivables	(23,051)	(84,960)
Inventories	3,066	29,104
Accounts payable, accrued expenses and deferred revenue	(33,370)	(55,958)
Prepaid expenses	(11,239)	4,082
Proceeds in connection with acquisition of CMI	-	38,500
Other, net	2,605	3,011
Net cash used by operating activities	(21,616)	(5,733)

INVESTING ACTIVITIES(1)
Purchase of property, plant and equipment	(6,200)	(27,620)
Contingent purchase price payments to Mr. Calvin Klein	(9,585)	(11,272)
Acquisition of Block assets	(5,699)	-
Contingent purchase price payment to Superba	-	(14,517)
Acquisition of CMI working capital	-	(17,146)
Acquisition of Mulberry assets	-	(9,557)
Sale of investments	-	1,864
Net cash used by investing activities	(21,484)	(78,248)

FINANCING ACTIVITIES
Net proceeds from settlement of awards under stock plans	888	1,486
Excess tax benefits from stock plan awards	106	681
Cash dividends on common stock	(3,885)	(3,872)
Acquisition of treasury shares	(171)	(5)
Net cash used by financing activities	(3,062)	(1,710)

Decrease in cash and cash equivalents(2)	(46,162)	(85,691)

Cash and cash equivalents at beginning of period	328,167	269,914

Cash and cash equivalents at end of period	$282,005	$184,223

(1) See Note 15 for information on noncash investing transactions.

(2) The effect of exchange rate changes on cash and cash equivalents was immaterial for the thirteen weeks ended May 3, 2009 and May 4, 2008.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2009.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from the estimates.

The results of operations for the thirteen weeks ended May 3, 2009 and May 4, 2008 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, G.H. Bass & Co., Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Jones New York, J. Garcia, Claiborne, U.S. POLO ASSN., Axcess and Timberland and to other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories is determined using the last-in, first-out method (“LIFO”). Cost for principally all other inventories is determined using the first-in, first-out method (“FIFO”). At May 3, 2009, February 1, 2009 and May 4, 2008, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  ACQUISITION OF BLOCK ASSETS

The Company acquired in February 2009 from Block Corporation (“Block”), a former licensee of Van Heusen and IZOD “big and tall” sportswear in the United States, inventories and inventory purchase commitments related to the licensed business. As part of this transaction, the license agreements between the Company and Block were terminated. The Company paid $5,699 during the thirteen weeks ended May 3, 2009 in connection with the transaction. The Company accounted for this transaction as a business combination under Financial Accounting Standards Board (“FASB”) Statement No. 141R, “Business Combinations.” As such, the Company recorded an amortizable intangible asset of $1,401 for reacquired license rights and goodwill of $2,420 in connection with the transaction.

4.  ACQUISITION OF CMI

The Company acquired 100% of the issued and outstanding shares of Confezioni Moda Italia, S.r.L. (“CMI”) from Warnaco, Inc. (“Warnaco”) on January 30, 2008. CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with the Company’s Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for the Company’s assuming ownership of CMI, Warnaco made a payment of $38,500 to the Company in the first quarter of 2008. Under the terms of the acquisition agreement, the amount paid to the Company is subject to certain refund provisions if the Company were to cease operating the Calvin Klein Collection businesses prior to 2012. The Company will amortize into income each year that it continues to operate such businesses the amount set forth in the acquisition agreement that would have been refunded to Warnaco for such year if the Company had ceased operating such businesses. Each amount so amortized is recorded in equal quarterly installments. As part of this transaction, the Company paid to Warnaco $17,146 in the first quarter of 2008 based on a percentage of Warnaco’s estimate of the net working capital of CMI as of the closing date. This amount is subject to adjustment. The Company subsequently adjusted during 2008 the preliminary allocation of the purchase price based on the Company’s calculation of the working capital of CMI as of the closing date. Pursuant to the process set forth in the amended acquisition agreement, the Company has submitted its calculation of the closing date working capital to Warnaco and Warnaco has disputed the calculation. Warnaco and the Company are in discussion to resolve the disputed calculation. The Company’s 2009 results of operations could be impacted depending on the outcome of these discussions. The Company granted Warnaco certain new licenses and expanded certain existing license rights as part of the CMI transaction.

5.  ACQUISITION OF MULBERRY ASSETS

The Company acquired in April 2008 certain assets (including certain trademark licenses, inventories and receivables) of Mulberry Thai Silks, Inc. (“Mulberry”), a manufacturer and distributor of neckwear in the United States. The Company acquired the rights to produce and market neckwear under the Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess brands in connection with this transaction. The Company paid $9,557, including transaction expenses, in the first quarter of 2008 in connection with the acquisition.

6. SUPERBA CONTINGENT PURCHASE PRICE PAYMENTS

Contingent purchase price payments to Superba relate to the Company’s acquisition in 2006 of substantially all of the assets of Superba, Inc. (now known as Skipper, Inc., “Superba”). The Company is obligated to make contingent purchase price payments to Superba if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. Any such contingent purchase price payments would be payable 90 days after the applicable year end and are recorded as additions to goodwill. The Company paid Superba $14,517 in the first quarter of 2008 based on the actual calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business.  The acquired business did not achieve the minimum earnings in 2008 required for a payout in 2009. The maximum payout that Superba can receive with respect to earnings in 2009 is $30,000.

7.  GOODWILL

The changes in the carrying amount of goodwill for the period ended May 3, 2009, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of February 1, 2009	$74,377	$82,133	$220,517	$377,027
Contingent purchase price payments to
Mr. Calvin Klein	-	-	8,712	8,712
Goodwill from acquisition of Block assets	-	2,420	-	2,420
Currency translation	189	-	84	273
Balance as of May 3, 2009	$74,566	$84,553	$229,313	$388,432

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

In addition to the defined benefit pension plans described above, the Company has a capital accumulation program (“CAP Plan”), which is an unfunded non-qualified supplemental defined benefit plan covering six current and 15 retired executives. Under the individual participants’ CAP Plan agreements, the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the CAP Plan for at least 10 years and has attained age 55.

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

Net benefit cost was recognized as follows:

	Pension Plans		CAP Plan		Postretirement Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	5/3/09	5/4/08	5/3/09	5/4/08	5/3/09	5/4/08

Service cost, including plan
expenses	$ 1,927	$ 1,881	$ 18	$ 18	$ -	$ -
Interest cost	4,271	3,861	248	247	365	360
Amortization of net loss (gain)	637	377	(9)	(22)	64	72
Expected return on plan assets	(5,074)	(4,586)	-	-	-	-
Amortization of prior service (credit)
cost	(7)	9	-	-	(204)	(204)
Total	$ 1,754	$ 1,542	$ 257	$ 243	$ 225	$ 228

9.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended
	5/3/09	5/4/08

Net income	$24,711	$46,801
Foreign currency translation adjustments, net of tax expense of $203 and $0	334	-
Change related to retirement and benefit plan costs,
net of tax expense of $182 and $88	299	144
Comprehensive income	$25,344	$46,945

10.  FAIR VALUE MEASUREMENTS

The Company adopted prospectively FASB Statement No. 157, “Fair Value Measurements,” as of the beginning of 2008 for all financial assets and liabilities and for non-financial assets and liabilities measured at fair value on a recurring basis (at least annually).  The Company adopted prospectively FASB Statement No. 157 for all other non-financial assets and liabilities as of the beginning of 2009.  FASB Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.  It also establishes a three level hierarchy that prioritizes the inputs used to measure fair value.  The three levels of the hierarchy are defined as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs derived principally from or corroborated by observable market data.

Level 3 – Unobservable inputs reflecting the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available.

At May 3, 2009 and May 4, 2008, the fair values of cash and cash equivalents approximated their carrying values due to the short-term nature of these instruments.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis during the quarter ended May 4, 2009, and the total losses recorded as a result of the remeasurement process.

Total
	Net		Losses for
	Carrying		Thirteen
	Value at	Hierarchy	Weeks Ended
Description	5/3/09	Level	5/3/09
Property and equipment	$ -	Level 3	$136

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets held and used with a carrying amount of $136 were written down to a fair value of zero. Such assets were deemed to have no future use or economic benefit and therefore no expected future cash flows, resulting in an impairment charge for the thirteen weeks ended May 3, 2009.

11.  STOCK-BASED COMPENSATION

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) was approved at the Company’s Annual Meeting of Stockholders held in June 2006. The 2006 Plan replaced the Company’s existing 1997, 2000 and 2003 Stock Option Plans. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of such approval, other than with respect to outstanding options under those plans, which continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock-based compensation transactions have generally been funded with the issuance of new shares of the Company’s common stock.

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

Through May 3, 2009, the Company has granted service-based NQs and RSUs, as well as contingently issuable performance shares under the 2006 Plan. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net income for the thirteen weeks ended May 3, 2009 and May 4, 2008 included $2,663 and $2,320, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirteen weeks ended May 3, 2009 and May 4, 2008, respectively:

Thirteen Weeks Ended
	5/3/09	5/4/08
Weighted average risk-free interest rate	2.05%	2.79%
Weighted average expected option life	6.3 Years	6.3 Years
Weighted average expected volatility	38.5%	29.5%
Expected annual dividends per share	$ 0.15	$ 0.15
Weighted average estimated fair value per share of options granted	$10.05	$12.15

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

Service-based stock option activity for the thirteen weeks ended May 3, 2009 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at February 1, 2009	3,422	$29.91
Granted	361	26.11
Exercised	71	15.75
Cancelled	65	35.35
Outstanding at May 3, 2009	3,647	$29.71
Exercisable at May 3, 2009	2,662	$27.61

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

RSU activity for the thirteen weeks ended May 3, 2009 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 1, 2009	406	$45.30
Granted	-	-
Vested	29	55.68
Cancelled	9	46.75
Non-vested at May 3, 2009	368	$44.44

The Company’s executive officers received contingently issuable performance share awards during the first quarters of 2008 and 2007, subject to performance periods of three years. For non-vested performance share awards at May 3, 2009, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity during the applicable performance cycle. Depending on the level of objectives achieved, up to a total number of 89 and 69 shares could be issued for non-vested performance share awards granted in the first quarters of 2008 and 2007, respectively. The Company records expense for the contingently issuable performance shares ratably based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the thirteen weeks ended May 3, 2009 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 1, 2009	158	$46.89
Granted	-	-
Vested	-	-
Cancelled	-	-
Non-vested at May 3, 2009	158	$46.89

The Company currently does not expect any of the non-vested performance shares at May 3, 2009 to ultimately be issued.

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirteen weeks ended May 3, 2009 and May 4, 2008 were $504 and $856, respectively. Of those amounts, $106 and $681, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

12.  ACTIVITY EXIT COSTS

The Company announced in the fourth quarter of 2008 that it initiated a series of actions to respond to the difficult economic conditions by restructuring certain of its operations and implementing a number of other cost reduction efforts. The restructuring initiatives include the shutdown of domestic production of machine-made neckwear, a realignment of the Company’s global sourcing organizational structure, reductions in warehousing capacity and other initiatives to reduce corporate and administrative expenses. In connection with these actions, the Company’s salaried positions were reduced by over 10% and the Company’s machine-made neckwear manufacturing positions were eliminated. The salaried position reductions were principally at corporate headquarter locations in New York, New York and corporate administrative offices in Bridgewater, New Jersey and Hong Kong. The manufacturing position reductions were in Los Angeles, California.

Costs associated with the exit activities were as follows:

	Total	Incurred	Cumulative
	Expected	During the	Incurred
	to be	Thirteen Weeks	Through
	Incurred(1)	Ended 5/3/09	5/3/09(1)

Severance, termination benefits and other costs	$26,600	$4,569	$21,311
Long-lived asset impairments	3,895	136	3,895
Lease termination costs	1,092	15	1,092
Total	$31,587	$4,720	$26,298

(1)

Amounts include $21,578 of costs incurred in the fourth quarter of 2008 associated with these exit activities, and exclude impairment charges of $60,082 recorded in the fourth quarter of 2008 associated with approximately 200 of the Company’s retail stores.

Liabilities recorded in connection with the restructuring were as follows:

		Costs Incurred	Costs Paid
		During the	During the
	Liability	Thirteen Weeks	Thirteen Weeks	Liability
	at 2/1/09	Ended 5/3/09	Ended 5/3/09	at 5/3/09

Severance, termination benefits and other costs	$15,371	$4,569	$7,975	$11,965
Lease termination costs	788	15	457	346
Total	$16,159	$4,584	$8,432	$12,311

The costs incurred during the thirteen weeks ended May 3, 2009 associated with the restructuring were included principally in selling, general and administrative expenses of the Company’s segments as follows: $564 in Wholesale Dress Furnishings; $547 in Wholesale Sportswear and Related Products; $2,359 in Retail Apparel and Related Products; $477 in Retail Footwear and Related Products; and $773 in corporate expenses not allocated to any reportable segments.

13.  SALE OF INVESTMENTS

Warnaco acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe on January 31, 2006. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company received a distribution of $1,864 during the first quarter of 2008, representing its share of the amount that remained in escrow in connection with this sale. The Company recorded this amount as a gain in the first quarter of 2008.

14.  NET INCOME PER SHARE

The Company computed its basic and diluted net income per share as follows:

	Thirteen Weeks Ended
	5/3/09	5/4/08

Net income	$24,711	$46,801

Weighted average common shares outstanding for basic net income
per share	51,511	51,337
Weighted average impact of dilutive securities	371	861
Weighted average impact of dilutive warrant	-	81
Total shares for diluted net income per share	51,882	52,279

Basic net income per share	$ 0.48	$ 0.91

Diluted net income per share	$ 0.48	$ 0.90

Potentially dilutive securities excluded from the calculation of diluted net income per share were as follows:

	Thirteen Weeks Ended
	5/3/09	5/4/08

Weighted average antidilutive securities	2,825	791

According to FASB Statement No. 128, “Earnings per Share,” contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per share for that period. The Company granted contingently issuable performance shares during the first quarters of 2008 and 2007 that did not meet the performance conditions as of May 3, 2009 and May 4, 2008 and, therefore, were excluded from the calculation of diluted net income per share for the thirteen weeks ended May 3, 2009 and May 4, 2008. The maximum number of potentially dilutive shares that could be issued upon vesting for the contingently issuable performance shares was 158 and 171 as of May 3, 2009 and May 4, 2008, respectively. These contingently issuable performance shares were also excluded from the computation of weighted average antidilutive securities.

15.  NONCASH INVESTING TRANSACTIONS

During the first quarters of 2009 and 2008, the Company recorded increases to goodwill of $8,712 and $9,299, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the first quarters of 2009 and 2008, the Company paid $9,585 and $11,272, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

16.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments:  (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - This segment consists of the Company’s wholesale dress furnishings division. This segment derives revenue primarily from marketing: (i) dress shirts under the brand names Van Heusen, IZOD, Eagle, Geoffrey Beene, ARROW, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, MICHAEL Michael Kors and DKNY; and (ii) neckwear under the brand names ARROW, IZOD, Calvin Klein, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Jones New York, MICHAEL Michael Kors, Michael Kors Collection and, beginning late in the first quarter of 2008, in connection with the acquisition of certain assets of Mulberry, Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess. The Company markets its dress shirt and neckwear brands, as well as various private label brands, primarily to department, mid-tier department and specialty stores.

Wholesale Sportswear and Related Products Segment - The Company aggregates the results of its wholesale sportswear divisions into the Wholesale Sportswear and Related Products segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW, Calvin Klein and, beginning in the second quarter of 2008, Timberland, and women’s sportswear under the brand name IZOD to department, mid-tier department and specialty stores.

Retail Apparel and Related Products Segment - The Company aggregates the results of its Van Heusen, Izod and Calvin Klein retail divisions into the Retail Apparel and Related Products segment. This segment derives revenue principally from operating retail stores, primarily in outlet centers, which sell apparel and accessories under the brand names Van Heusen, IZOD and Calvin Klein. In addition, this segment includes the operations of the Company’s Geoffrey Beene outlet retail division, which the Company exited at the end of 2008. This segment also derives revenue from selling Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price Calvin Klein Collection retail store located in New York City.

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

The following table presents summarized information by segment:

	Thirteen Weeks Ended
	5/3/09	5/4/08

Revenue - Wholesale Dress Furnishings
Net sales	$130,128	$145,272
Royalty revenue	1,505	1,675
Advertising and other revenue	448	633
Total	132,081	147,580

Revenue - Wholesale Sportswear and Related Products
Net sales	150,013	171,253
Royalty revenue	2,231	2,612
Advertising and other revenue	962	1,187
Total	153,206	175,052

Revenue - Retail Apparel and Related Products
Net sales	138,040	159,537
Royalty revenue	1,321	1,800
Total	139,361	161,337

Revenue - Retail Footwear and Related Products
Net sales	52,023	59,969
Royalty revenue	101	158
Advertising and other revenue	35	75
Total	52,159	60,202

Revenue - Calvin Klein Licensing
Royalty revenue	53,760	53,743
Advertising and other revenue	21,317	20,646
Total	75,077	74,389

Revenue - Other(1)
Net sales	5,541	7,138
Total	5,541	7,138

Total Revenue
Net sales	475,745	543,169
Royalty revenue	58,918	59,988
Advertising and other revenue	22,762	22,541
Total	$557,425	$625,698

Income before interest and taxes - Wholesale Dress Furnishings	$ 17,002(2)	$ 26,603

Income before interest and taxes - Wholesale Sportswear and Related Products	16,238(2)	27,212

Income before interest and taxes - Retail Apparel and Related Products	898(2)	8,495

Loss before interest and taxes - Retail Footwear and Related Products	(4,278)(2)	(909)

Income before interest and taxes - Calvin Klein Licensing	35,709	35,346

Loss before interest and taxes - Other(1)	(16,455)	(14,174)

Income before interest and taxes	$ 49,114	$ 82,573

(1)

Includes corporate expenses not allocated to any reportable segments and the results of the Company’s Calvin Klein Collection wholesale business, which was acquired in January 2008. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, the Company includes all stock-based compensation expenses in corporate expenses. Corporate expenses for the thirteen weeks ended May 3, 2009 include costs associated with the Company’s restructuring initiatives. Please see Note 12, “Activity Exit Costs,” for a further discussion.

(2)

Income (loss) before interest and taxes for the thirteen weeks ended May 3, 2009 includes costs associated with the Company’s restructuring initiatives. Please see Note 12, “Activity Exit Costs” for a further discussion.

Intersegment transactions consist of transfers of inventory principally between the Wholesale Dress Furnishings segment and the Retail Apparel and Related Products segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage is eliminated in the Retail Apparel and Related Products segment.

17.  OTHER COMMENTS

The Company has guaranteed the payment of purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed is $1,200. The guarantee may be terminated at any time upon the Company’s request with the written consent of the raw material vendor.

The Company has guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed is $500. The guarantee expires on January 31, 2010.

The Company has guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of May 3, 2009 is approximately $3,400, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,200 as of May 3, 2009, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Jones New York, J. Garcia, Claiborne, Timberland and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, ARROW, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, CHAPS, Donald J. Trump Signature Collection, DKNY, Tommy Hilfiger, Nautica, Ike Behar, J. Garcia, Claiborne, Jones New York and Timberland, which are licensed.

We faced a very challenging environment during the second half of 2008, which has continued into 2009. The global economic crisis began early in 2008 in the United States, affecting the principal market for our heritage businesses. The crisis deepened and became more widespread, affecting travel and foreign currency exchange rates, as well as consumer confidence and spending. This resulted in further deterioration of our heritage businesses and interrupted the growth trajectory of our Calvin Klein businesses. We announced during the fourth quarter of 2008 a series of actions we are undertaking to respond to these economic conditions, including restructuring certain of our operations and implementing a number of other cost reduction efforts. We began implementing the restructuring initiatives during the fourth quarter of 2008 and we are expecting to complete substantially all of them by the end of the second quarter of 2009. The restructuring initiatives include the shutdown of domestic production of machine-made neckwear, a realignment of our global sourcing organizational structure and reductions in warehousing capacity, all of which have headcount reductions associated with them, as well as other initiatives to reduce corporate and administrative expenses. In the second quarter of 2008, we had announced that we would not renew our license agreements to operate Geoffrey Beene outlet retail stores and we executed our plan to close our Geoffrey Beene outlet retail division before the end of 2008.

Our business strategy is to manage and market a portfolio of nationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference or distribution channel. We have enhanced this strategy by expanding our portfolio of brands through acquisitions of well-known brands, such as Calvin Klein and ARROW, that offer additional distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear. These acquisitions also enhanced our business strategy by providing us with established international licensing businesses which do not require working capital investments. We have successfully pursued growth opportunities in extending these brands through licensing into additional product categories and geographic areas. The Superba and Mulberry acquisitions helped to advance our historical strategy by adding a product category that is complementary to our heritage dress shirt business and leverages our position in dress furnishings. Our business strategy was also extended by our assumption in 2007 of the wholesale IZOD women’s sportswear collection, which was previously a licensed business. Further, in the second quarter of 2008, we began marketing men’s sportswear under the Timberland brand in North America under a licensing arrangement with The Timberland Company. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that complements our existing portfolio of sportswear brands and enables us to reach a broader spectrum of consumers.

A significant portion of our total income before interest and taxes is derived from international sources, primarily driven by the international component of our Calvin Klein licensing business. We intend to continue to expand our operations globally through direct marketing by us and through partnerships with licensees. We recently expanded our international operations to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe, including through the BVH acquisition, which provided us with a wholesale distribution component and a limited number of retail stores, principally for Van Heusen dress furnishings in the United Kingdom and Ireland. We have also entered into approximately 80 license agreements, covering over 150 countries, with partners outside of the United States for our brands.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution of men’s dress shirts and neckwear and men’s and women’s sportswear; and (ii) the sale, through over 650 company-operated retail locations, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Bass and Calvin Klein. In addition, into the fourth quarter of 2008, we operated retail stores under the brand name Geoffrey Beene.

Our stores principally operate in outlet centers in the United States. We also operate a full price store located in New York City under the Calvin Klein Collection brand, in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. Additionally, in connection with our acquisition of BVH, we assumed the operation of a limited number of retail stores located in the United Kingdom and Ireland that principally market Van Heusen brand dress furnishings.

We announced in the fourth quarter of 2008 a series of actions to respond to the current economic conditions by restructuring certain of our operations and implementing a number of other cost reduction efforts. We recorded pre-tax charges in the fourth quarter of 2008 that totaled approximately $82 million, of which approximately $64 million related to non-cash asset impairments, principally associated with our retail stores, and approximately $18 million related to lease terminations, severance and other costs in connection with these restructuring initiatives. We recorded additional pre-tax charges of $4.7 million related principally to lease terminations, severance and other costs during the first quarter of 2009 and we expect to incur additional charges of approximately $5.3 million principally in the second quarter of 2009 in connection with these initiatives.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 92% of total royalty, advertising and other revenue in the first quarter of 2009, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, dresses, watches and home furnishings.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 47% of such expenses in the first quarter of 2009. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 22% of selling, general and administrative expenses in the first quarter of 2009.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 3, 2009 Compared With Thirteen Weeks Ended May 4, 2008

Net Sales

Net sales in the first quarter of 2009 decreased 12.4% to $475.7 million from $543.2 million in the first quarter of the prior year. The decrease of $67.4 million was due principally to the items described below:

•

The reduction of $36.4 million of net sales attributable to declines in our wholesale dress furnishings and sportswear segments resulting from the economic slowdown and the reduction of department store inventory levels, partially offset by additional sales associated with our new Timberland men’s sportswear line, which was launched in the second quarter of 2008.

•

The reduction of $23.9 million of net sales associated with our exit in 2008 of our Geoffrey Beene outlet retail division.

•

The reduction of $5.5 million of net sales attributable to declines in our retail segments associated with our ongoing retail businesses. This was primarily driven by comparable store sales declines of 8%, partially offset by additional sales attributable to the conversion of a limited number of Geoffrey Beene outlet retail stores to the Calvin Klein outlet retail format.

Given the overall negative economic environment and our exit in 2008 of our Geoffrey Beene outlet retail business (which had sales of $94.9 million in 2008), we currently estimate our 2009 full year sales to decrease 7% to 8%.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the first quarter of 2009 was $81.7 million, which was relatively flat to the prior year’s first quarter amount of $82.5 million. Within the Calvin Klein Licensing segment, global licensee royalty growth of 6% on a constant exchange rate basis was offset by the negative impact of a stronger U.S. dollar. The royalty growth on a constant exchange rate basis was principally due to strong performance in jeans, footwear, dresses and underwear, partially offset by a sales reduction in the fragrance business, which continues to be affected by reductions in travel and discretionary spending resulting from the difficult economic environment.

We currently expect that total royalty, advertising and other revenue will decrease 3% to 4% for the full year 2009. This decrease is due to reduced Calvin Klein advertising revenue in 2009 as a result of less discretionary spending in 2009 compared to 2008 by our licensees. Such advertising revenue is generally collected and spent, and is therefore presented as both a revenue and an expense within our income statement, with minimal net impact on earnings. Within the Calvin Klein Licensing segment, royalty revenue is expected to be flat, as anticipated global licensee royalty growth of 4% on a constant exchange rate basis is expected to be offset by the negative impact of a stronger U.S. dollar for the full year 2009.

Gross Profit on Total Revenue

Gross profit on total revenue in the first quarter of 2009 was $271.8 million, or 48.8% of total revenue, compared with $310.8 million, or 49.7% of total revenue in the first quarter of the prior year. The 90 basis point decrease was driven by increased promotional selling resulting from the difficult economic environment, partially offset by a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue.

We currently expect that the gross profit on total revenue percentage will decrease for the full year 2009 compared to 2008, due principally to increased promotional selling resulting from the difficult economic environment.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the first quarter of 2009 were $222.7 million, or 40.0% of total revenue, compared with $230.1 million, or 36.8% of total revenue, in the first quarter of the prior year. The 320 basis point increase includes an increase of approximately 70 basis points related to fixed asset impairments, severance, lease terminations and other costs associated with our restructuring initiatives. The remaining 250 basis point increase was due principally to the deleveraging of expenses due to the sales decreases mentioned previously. The $7.4 million decrease in SG&A expenses in the first quarter of 2009 was due principally to the absence of expenses incurred in the first quarter of 2008 related to our Geoffrey Beene outlet retail division, which we exited during 2008, and cost savings resulting from our 2008 restructuring initiatives.  These reductions were mostly offset by expenses associated with the conversion of a limited number of Geoffrey Beene outlet retail stores to the Calvin Klein outlet retail format and by additional expenses related to fixed asset impairments, lease terminations, severance and other costs associated with our restructuring initiatives.

Our full year 2009 SG&A expenses are currently expected to decrease compared to 2008 principally as a result of a reduction in costs associated with (i) restructuring initiatives; (ii) impairments; and (iii) our Geoffrey Beene outlet retail division, which we exited during 2008. SG&A expenses for the full year 2009 as a percentage of total revenue is expected to decrease, as the reduction in SG&A expenses is expected to more than offset the impact of the deleveraging of expenses.

Gain on Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. During the first quarter of 2008, we received a distribution of $1.9 million representing our share of the amount that remained in escrow in connection with this sale, which we recorded as a gain in the first quarter of 2008.

Interest Expense and Interest Income

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Interest expense of $8.4 million in the first quarter of 2009 was flat to the prior year’s first quarter amount. Interest income decreased to $0.5 million in the first quarter of 2009 from $1.9 million in the first quarter of the prior year due principally to a decrease in average investment rates of return, partially offset by an increase in our average cash position during the first quarter of 2009 as compared to the first quarter of 2008.

Income Taxes

Income taxes decreased by $12.7 million to $16.5 million in the first quarter of 2009 from $29.3 million in the first quarter of 2008. The decrease was primarily due to a decrease in pre-tax income during the first quarter of 2009 compared to the first quarter of 2008. Income taxes for the first quarter of 2009 were provided for at a rate of 40.1% compared with last year’s first quarter rate of 38.5%. Our quarterly tax rate tends to vary from our full year rate because discrete items do not occur in all quarters.

We currently anticipate that our 2009 tax expense as a percentage of pre-tax income will be between 37.0% and 37.5%, which compares with last year’s full year rate of 37.3%. It is possible that our estimated full year rate could change from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments and dividends.

Operations

Cash used by operating activities was $21.6 million in the first quarter of 2009, which compares with $5.7 million in the first quarter of the prior year. Net income adjusted for depreciation, amortization, stock-based compensation expense, deferred taxes, impairment and the gain on the sale of investments decreased $20.1 million and was partially offset by changes in working capital, including the following:

•

An increase in cash flow resulting from a change in net trade receivables due to the timing and amounts of wholesale sales in the first quarter of 2009 as compared to the first quarter of 2008.

•

An increase in cash flow resulting from a change in accounts payable, accrued expenses and deferred revenue due principally to the timing of inventory payments in our wholesale and retail businesses and a significant reduction in payments of incentive compensation costs, as the balance of accruals for incentive compensation at the end of 2008 was significantly lower than the balance at the end of 2007.

•

A decrease in cash flow due to the $38.5 million Warnaco paid us in the first quarter of 2008 in connection with our acquisition of CMI. Please see Note 4, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion. We did not receive a corresponding payment in the first quarter of 2009.

•

A decrease in cash flow resulting from a change in net inventories due principally to significantly higher inventory levels at the end of 2007 compared to the end of 2008, as inventory levels at the end of 2008 contemplated a sales reduction for the first quarter of 2009 resulting from the difficult economic environment.

•

A decrease in cash flow resulting from a change in prepaid expenses due principally to the timing of rent payments in our retail businesses.

Capital Expenditures

Our capital expenditures paid in cash in the first quarter of 2009 were $6.2 million. We currently expect that capital expenditures for the full year 2009 will be approximately $40.0 million. This compares to capital expenditures paid in cash for the full year 2008 of $88.1 million.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands with respect to sales made during the first 15 years following the closing of the acquisition. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other licensing partners to retailers. Such contingent purchase price payments totaled $9.6 million in the first quarter of 2009. We currently expect that such payments will decrease slightly for the full year 2009 compared to the prior year amount of $40.8 million.

In connection with the Superba acquisition, we are obligated to pay Superba contingent purchase price payments if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. Any such contingent purchase price payments would be payable 90 days after the applicable fiscal year end. Such contingent purchase price payments totaled $14.5 million in the first quarter of 2008 based on the actual calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. The acquired business did not achieve the minimum earnings in 2008 required for a payout in 2009. The maximum payout that Superba can receive with respect to 2009 earnings is $30.0 million. We currently anticipate that no payment will be made in 2010 with respect to 2009 earnings.

Acquisition of Block

We acquired in February 2009 from Block Corporation (“Block”), a former licensee of Van Heusen and IZOD “big and tall” sportswear in the United States, inventories and inventory purchase commitments related to the licensed business.  We paid $5.7 million during the first quarter of 2009 in connection with the transaction. As part of this transaction, the license agreements between us and Block were terminated. Please see Note 3, “Acquisition of Block Assets,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion.

Acquisition of CMI

We acquired CMI from Warnaco on January 30, 2008. CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with our Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for us assuming ownership of CMI, Warnaco made a payment of $38.5 million to us during the first quarter of 2008. As part of this transaction, we paid to Warnaco $17.1 million during the first quarter of 2008 based on a percentage of Warnaco’s estimate of the net working capital of CMI as of the closing date. This amount is subject to adjustment. We adjusted during 2008 the preliminary allocation of the purchase price based on our calculation of the working capital of CMI as of the closing date. Pursuant to the process set forth in the amended acquisition agreement, we submitted our calculation of the closing date working capital to Warnaco and Warnaco has disputed the calculation. We are in discussion with Warnaco to resolve the disputed calculation. Our results for the balance of 2009 could be impacted depending on the outcome of these discussions. Please see Note 4, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion.

Dividends

Our common stock, which as of May 3, 2009 is the only class of stock issued, currently pays annual dividends totaling $0.15 per share.

We project that cash dividends on our common stock in 2009 will be $7.8 million to $7.9 million based on our current dividend rate, the number of shares of our common stock outstanding at May 3, 2009 and our estimates of stock to be issued in 2009 under our stock incentive plans.

Cash Flow Summary

Our net cash outflow in the first quarter of 2009 was $46.2 million. Cash flow for the full year 2009 will be impacted by various other factors in addition to those noted above in this “Liquidity and Capital Resources” section. We currently expect to generate approximately $65.0 million to $75.0 million of cash flow in 2009 after making cash payments for severance, lease terminations and other costs in connection with our restructuring initiatives. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, working capital requirements or other items, including acquisitions and equity transactions, could occur, which could cause our cash flow to vary significantly from this estimate.

Financing Arrangements

Our capital structure as of May 3, 2009 was as follows:

(in millions)

Long-term debt	$ 399.6
Stockholders’ equity	$1,023.4

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility with JP Morgan Chase Bank, N.A. as the Administrative Agent and Collateral Agent that expires in July 2012 and provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, which may be increased by us under certain conditions by up to $100.0 million, with a sublimit of $50.0 million for standby letters of credit and with no sublimit on trade letters of credit. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first quarter of 2009, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $115.2 million. As of May 3, 2009, we had $109.1 million of outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility during the remainder of 2009.

Current global credit conditions and the overall economic slowdown create greater uncertainty than in the past with regard to financing opportunities and the cost of such financing. Given our capital structure and our projections for future profitability and cash flow, we believe we are well positioned to obtain additional financing, if necessary, for refinancing our long-term debt, or, if opportunities present themselves, future acquisitions. Although we believe we could obtain such financing, due to the current state of credit markets, such financing, if undertaken, would likely be at higher costs and potentially more restrictive terms than our current borrowings. As a result, there can be no assurance that such financing, if needed, could be obtained on terms satisfactory to us or be obtained at such time as a specific need may arise.

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales and income in the third quarter, due to selling to our customers in advance of the holiday selling season. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday season.

Due to the above factors, our operating results for the thirteen week period ended May 3, 2009 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 9, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 1, 2009 outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of May 3, 2009, the effect of a 50 basis point change in short-term interest rates on our interest income would be approximately $1.4 million annually.

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

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	(a) Total	(b) Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased(1)	(or Unit) (1)	or Programs	Plans or Programs

February 2, 2009 -
March 1, 2009	344	$19.02	-	-

March 2, 2009 -
April 5, 2009	1,612	22.27	-	-

April 6, 2009 -
May 3, 2009	5,088	25.33	-	-

Total	7,044	$24.32	-	-

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously-owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the first quarter of 2009 in connection with the vesting of restricted stock units and performance shares to satisfy tax withholding requirements.

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

3.12	By-Laws of Phillips-Van Heusen Corporation, as amended through April 30, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2009).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1981).

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

+10.1	Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, as amended and restated effective April 30, 2009.

+10.2	Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, as amended and restated effective April 30, 2009.

+10.3	Phillips-Van Heusen Corporation Long-Term Incentive Plan, as amended and restated effective April 30, 2009.

+15	Acknowledgement of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Filed herewith.

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

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  June 10, 2009

/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit

Description

10.1	Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, as amended and restated effective April 30, 2009.

10.2	Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, as amended and restated effective April 30, 2009.

10.3	Phillips-Van Heusen Corporation Long-Term Incentive Plan, as amended and restated effective April 30, 2009.

15	Acknowledgement of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.