Form 10-Q
period 2009-08-02
PHILLIPS VAN HEUSEN CORP /DE/
filed 2009-09-10
CIK 78239

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2009

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of September 1, 2009 was 51,644,478.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheets as of August 2, 2009, February 1, 2009 and August 3, 2008	4

Consolidated Income Statements for the Thirteen and Twenty-Six Weeks Ended
August 2, 2009 and August 3, 2008	5

Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 2, 2009
and August 3, 2008	6

Notes to Consolidated Financial Statements	7-18

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	19-26

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	26-27

Item 4 - Controls and Procedures	27

PART II -- OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4 - Submission of Matters to a Vote of Stockholders	28-29

Item 6 - Exhibits	29-30

Signatures	31

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have reviewed the consolidated balance sheets of Phillips-Van Heusen Corporation as of August 2, 2009 and August 3, 2008 and the related consolidated income statements for the thirteen and twenty-six week periods ended August 2, 2009 and August 3, 2008 and the related consolidated statements of cash flows for the twenty-six week periods ended August 2, 2009 and August 3, 2008. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York

September 10, 2009

Phillips-Van Heusen Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	August 2,	February 1,	August 3,
	2009	2009	2008
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$ 369,596	$ 328,167	$ 260,505
Trade receivables, net of allowances for doubtful accounts of
$11,242, $7,160 and $5,173	160,486	187,642	173,915
Other receivables	12,697	12,963	13,907
Inventories, net	302,286	282,678	325,140
Prepaid expenses	24,266	35,280	34,042
Other, including deferred taxes of $10,049, $10,049 and $0	16,260	17,699	4,707
Total Current Assets	885,591	864,429	812,216
Property, Plant and Equipment, net	183,530	192,809	248,351
Goodwill	396,184	377,027	349,434
Tradenames	621,135	621,135	621,135
Perpetual License Rights	86,000	86,000	86,000
Other Intangibles, net	33,831	34,242	37,929
Other Assets	26,917	24,542	44,470
Total Assets	$2,233,188	$2,200,184	$2,199,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 98,703	$ 92,618	$ 94,678
Accrued expenses, including deferred taxes of $0, $0 and $2,853	224,421	213,096	160,744
Deferred revenue	35,266	43,524	38,429
Total Current Liabilities	358,390	349,238	293,851
Long-Term Debt	399,576	399,567	399,560
Other Liabilities, including deferred taxes of $181,446, $180,387
and $219,672	420,326	452,584	468,215

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares
authorized; no shares issued or outstanding	-	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; 56,858,331; 56,708,708 and 56,681,253 shares issued	56,858	56,709	56,681
Additional capital	580,447	573,287	568,107
Retained earnings	689,566	642,183	630,307
Accumulated other comprehensive loss	(71,276)	(73,020)	(16,823)
Less: 5,235,282; 5,222,491 and 5,222,491 shares of common stock
held in treasury, at cost	(200,699)	(200,364)	(200,363)
Total Stockholders’ Equity	1,054,896	998,795	1,037,909
Total Liabilities and Stockholders’ Equity	$2,233,188	$2,200,184	$2,199,535

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2009	2008	2009	2008

Net sales	$457,410	$480,297	$ 933,155	$1,023,466
Royalty revenue	52,571	55,975	111,489	115,963
Advertising and other revenue	19,302	24,695	42,064	47,236
Total revenue	529,283	560,967	1,086,708	1,186,665

Cost of goods sold	263,527	272,030	549,126	586,938

Gross profit	265,756	288,937	537,582	599,727

Selling, general and administrative expenses	214,307	234,451	437,019	464,532

Gain on sale of investments	-	-	-	1,864

Income before interest and taxes	51,449	54,486	100,563	137,059

Interest expense	8,378	8,388	16,744	16,764
Interest income	393	1,561	899	3,425

Income before taxes	43,464	47,659	84,718	123,720

Income tax expense	16,907	18,453	33,450	47,713

Net income	$ 26,557	$ 29,206	$ 51,268	$ 76,007

Basic net income per share	$ 0.51	$ 0.57	$ 0.99	$ 1.48

Diluted net income per share	$ 0.51	$ 0.56	$ 0.99	$ 1.45

Dividends declared per share	$ 0.00	$ 0.00	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Twenty-Six Weeks Ended
	August 2,	August 3,
	2009	2008

OPERATING ACTIVITIES
Net income	$ 51,268	$ 76,007
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	20,770	23,364
Amortization	4,433	3,826
Deferred taxes	1,059	120
Stock-based compensation expense	5,622	5,410
Impairment of long-lived assets	1,494	6,773
Gain on sale of investments	-	(1,864)

Changes in operating assets and liabilities:
Trade receivables	27,156	(21,156)
Inventories	(17,731)	(3,243)
Accounts payable, accrued expenses and deferred revenue	11,704	(46,841)
Prepaid expenses	11,014	12,875
Proceeds in connection with acquisition of CMI	-	38,500
Other, net	(35,936)	13,646
Net cash provided by operating activities	80,853	107,417

INVESTING ACTIVITIES(1)
Purchase of property, plant and equipment	(12,866)	(54,418)
Contingent purchase price payments to Mr. Calvin Klein	(18,591)	(21,079)
Acquisition of Block assets	(5,699)	-
Contingent purchase price payment to Skipper	-	(14,517)
Acquisition of CMI working capital	-	(17,146)
Acquisition of Mulberry assets	-	(11,377)
Sale of investments	-	1,864
Net cash used by investing activities	(37,156)	(116,673)

FINANCING ACTIVITIES
Net proceeds from settlement of awards under stock plans	1,693	2,708
Excess tax benefits from awards under stock plans	259	1,038
Cash dividends on common stock	(3,885)	(3,872)
Acquisition of treasury shares	(335)	(27)
Net cash used by financing activities	(2,268)	(153)

Increase (decrease) in cash and cash equivalents(2)	41,429	(9,409)

Cash and cash equivalents at beginning of period	328,167	269,914

Cash and cash equivalents at end of period	$369,596	$ 260,505

(1) See Note 15 for information on noncash investing transactions.

(2) The effect of exchange rate changes on cash and cash equivalents was immaterial for the twenty-six weeks ended August 2, 2009 and August 3, 2008.

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

The results of operations for the thirteen and twenty-six weeks ended August 2, 2009 and August 3, 2008 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

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

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories is determined using the last-in, first-out method (“LIFO”). Cost for principally all other inventories is determined using the first-in, first-out method (“FIFO”). At August 2, 2009, February 1, 2009 and August 3, 2008, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  ACQUISITION OF BLOCK ASSETS

The Company acquired in February 2009 from Block Corporation (“Block”), a former licensee of Van Heusen and IZOD “big and tall” sportswear in the United States, inventories and inventory purchase commitments related to the licensed business. As part of this transaction, the license agreements between the Company and Block were terminated. The Company paid $5,699 during the first quarter of 2009 in connection with the transaction. The Company accounted for this transaction as a business combination under Financial Accounting Standards Board (“FASB”) Statement No. 141R, “Business Combinations.” As such, the Company recorded an amortizable intangible asset (reacquired license rights) of $1,401 and goodwill of $2,420 in connection with the transaction.

4.  ACQUISITION OF CMI

The Company acquired 100% of the issued and outstanding shares of Confezioni Moda Italia, S.r.L. (“CMI”) from a subsidiary of The Warnaco Group, Inc. on January 30, 2008. (The Warnaco Group, Inc. and its subsidiaries, separately and together, are referred to as “Warnaco.”) CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with the Company’s Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for the Company’s assuming ownership of CMI, Warnaco made a payment of $38,500 to the Company in the first quarter of 2008. Under the terms of the acquisition agreement, the amount paid to the Company is subject to certain refund provisions if the Company were to cease operating the Calvin Klein Collection businesses prior to 2012. The Company will amortize into income each year that it continues to operate such businesses the amount set forth in the acquisition agreement that would have been refunded to Warnaco for such year if the Company had ceased operating such businesses. Each amount so amortized is recorded in equal quarterly installments. As part of this transaction, the Company paid to Warnaco $17,146 in the first quarter of 2008 based on a percentage of Warnaco’s estimate of the net working capital of CMI as of the closing date. This amount is subject to adjustment. The Company subsequently adjusted during 2008 the preliminary allocation of the purchase price based on the Company’s calculation of the working capital of CMI as of the closing date. Pursuant to the process set forth in the amended acquisition agreement, the Company has submitted its calculation of the closing date working capital to Warnaco and Warnaco has disputed the calculation. Warnaco and the Company are in discussion to resolve the disputed calculation. The Company’s 2009 results of operations could be impacted depending on the outcome of these discussions.

5.  ACQUISITION OF MULBERRY ASSETS

The Company acquired in April 2008 certain assets (including certain trademark licenses, inventories and receivables) of Mulberry Thai Silks, Inc. (“Mulberry”), a manufacturer and distributor of neckwear in the United States. The Company acquired rights to produce and market neckwear under the Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess brands in connection with this transaction. The Company paid $11,377 during the twenty-six weeks ended August 3, 2008 in connection with the acquisition.

6. SKIPPER CONTINGENT PURCHASE PRICE PAYMENTS

The Company acquired substantially all of the assets of Superba, Inc. (now known as Skipper, Inc., “Skipper”) in 2006. The Company is obligated to make contingent purchase price payments to Skipper if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. Any such contingent purchase price payments would be payable 90 days after the applicable year end and are recorded as additions to goodwill. The Company paid Skipper $14,517 in the first quarter of 2008 based on the actual calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. The acquired business did not achieve the minimum earnings in 2008 required for a payout in 2009. The maximum payout that Skipper can receive with respect to earnings in 2009 is $30,000. The Company currently anticipates that no payment will be made in 2010 with respect to 2009 earnings.

7.  GOODWILL

The changes in the carrying amount of goodwill for the period ended August 2, 2009, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of February 1, 2009	$74,377	$82,133	$220,517	$377,027
Contingent purchase price payments to
Mr. Calvin Klein	-	-	15,776	15,776
Goodwill from acquisition of Block assets	-	2,420	-	2,420
Currency translation	624	-	337	961
Balance as of August 2, 2009	$75,001	$84,553	$236,630	$396,184

The Company is required to make contingent purchase price payments to Mr. Calvin Klein in connection with the Company’s acquisition in 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies (collectively, “Calvin Klein”). Such payments are based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made during the first 15 years following the closing of the acquisition. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by the Company and its licensees and other licensing partners to retailers.

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

In addition to the defined benefit pension plans described above, the Company has a capital accumulation program (“CAP Plan”), which is an unfunded non-qualified supplemental defined benefit plan covering six current and 14 retired executives. Under the individual participants’ CAP Plan agreements, the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the CAP Plan for at least 10 years and has attained age 55.

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

Net benefit cost related to the Company’s pension plans was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/2/09	8/3/08	8/2/09	8/3/08

Service cost, including plan expenses	$ 1,891	$ 2,081	$ 3,818	$ 3,962
Interest cost	4,197	4,055	8,468	7,916
Amortization of net loss	533	742	1,170	1,119
Expected return on plan assets	(5,048)	(4,585)	(10,122)	(9,171)
Amortization of prior service (credit) cost	(8)	10	(15)	19
Total	$ 1,565	$ 2,303	$ 3,319	$ 3,845

Net benefit cost related to the Company’s CAP Plan was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/2/09	8/3/08	8/2/09	8/3/08

Service cost, including plan expenses	$ 17	$ 19	$ 35	$ 37
Interest cost	240	247	488	494
Amortization of net gain	(9)	(22)	(18)	(44)
Total	$248	$244	$505	$487

Net benefit cost related to the Company’s postretirement plan was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/2/09	8/3/08	8/2/09	8/3/08

Interest cost	$ 365	$ 352	$ 730	$ 712
Amortization of net loss	65	64	129	136
Amortization of prior service credit	(205)	(205)	(409)	(409)
Total	$ 225	$ 211	$ 450	$ 439

9.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/2/09	8/3/08	8/2/09	8/3/08

Net income	$26,557	$29,206	$51,268	$76,007
Foreign currency translation adjustments, net of
tax expense of $533; $0; $736 and $0	876	-	1,210	-
Change related to retirement and benefit plan
costs, net of tax expense of $141; $224; $323
and $312	235	365	534	509
Comprehensive income	$27,668	$29,571	$53,012	$76,516

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis during the twenty-six weeks ended August 2, 2009, and the total losses recorded as a result of the remeasurement process.

Total
	Net				Losses for
	Carrying				Twenty-Six
	Value at	Fair Value Measurement Using			Weeks Ended
Description	8/2/09	Level 1	Level 2	Level 3	8/2/09
Property and equipment	$1,425	N/A	$1,425	$ -	$1,494

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets held and used with a carrying amount of $136 were written down to a fair value of zero during the first quarter of 2009. Such assets were deemed to have no future use or economic benefit and therefore no expected future cash flows. Additionally, long-lived assets held for sale with a fair value of $2,783 were written down to a fair value of $1,425 during the second quarter of 2009 based on the quoted contractual selling price of such assets, less the related selling costs.

The carrying amounts and the fair values of the Company’s financial instruments for the period ended August 2, 2009 were as follows:

	Carrying	Fair
	Amount	Value

Cash and cash equivalents	$369,596	$369,596
Long-term debt	399,576	378,375

Cash and Cash Equivalents - The fair values of cash and cash equivalents approximate their carrying values due to the short-term nature of these instruments.

Long-Term Debt - The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable quarter.

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

Through August 2, 2009, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net income for the twenty-six weeks ended August 2, 2009 and August 3, 2008 included $5,622 and $5,410, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the twenty-six weeks ended August 2, 2009 and August 3, 2008, respectively:

Twenty-Six Weeks Ended
	8/2/09	8/3/08
Weighted average risk-free interest rate	2.58%	2.79%
Weighted average expected option term	6.6 Years	6.3 Years
Weighted average expected volatility	38.9%	29.5%
Expected annual dividends per share	$ 0.15	$ 0.15
Weighted average estimated fair value per share of options granted	$11.16	$12.16

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

Service-based stock option activity for the twenty-six weeks ended August 2, 2009 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at February 1, 2009	3,422	$29.91
Granted	663	27.18
Exercised	114	15.96
Cancelled	70	35.17
Outstanding at August 2, 2009	3,901	$29.76
Exercisable at August 2, 2009	2,644	$27.87

Service-based RSUs granted to employees generally vest in three installments commencing two years after the date of grant. Service-based RSUs granted to non-employee directors vest in four equal installments commencing one year after the date of grant. The underlying RSU award agreements generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of service-based RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed, net of estimated forfeitures, on a straight-line basis over the RSUs’ vesting period.

In the second quarter of 2009, the Company granted to Emanuel Chirico, the Company’s Chief Executive Officer, his 2009 RSU award, as well as “upfront” grants of his 2010 and 2011 RSU awards. The awards are considered to be “upfront” because they are intended to be in lieu of awards that would otherwise be expected to be made to Mr. Chirico in 2010 and 2011 and the portions of the awards allocable to 2010 and 2011 will vest in accordance with the Company’s standard vesting schedule described above but as if they had been awarded in those years. In addition to the service-based criteria for vesting, the awards made to Mr. Chirico in the second quarter of 2009 have performance-based conditions which satisfy the conditions for the deductibility of the awards under Section 162(m) of the Internal Revenue Code and need to be satisfied in order to vest. More specifically, such awards require the Company to achieve a specified level of adjusted net income, as defined in the agreement governing these awards, for any one of the performance periods in order to vest. If the specified adjusted net income level is not attained in any year of vesting, the portion of the award that would have vested will be deferred until and only if the applicable specified adjusted net income level is attained in a subsequent year. The fair value of such awards, which is equal to the closing price of the Company’s common stock on the date of grant, is recorded ratably based on the Company’s current expectation of the probable number of awards that will vest.

RSU activity for the twenty-six weeks ended August 2, 2009 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 1, 2009	406	$45.30
Granted	398	28.46
Vested	36	54.60
Cancelled	13	46.19
Non-vested at August 2, 2009	755	$35.96

The Company granted contingently issuable performance share awards to all of the Company’s executive officers during the first quarters of 2008 and 2007, subject to performance periods of three years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity during the applicable performance cycle. Depending on the level of objectives achieved, up to a total number of 89 and 69 shares could be issued for all non-vested performance share awards granted in 2008 and 2007, respectively. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the twenty-six weeks ended August 2, 2009 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 1, 2009	158	$46.89
Granted	-	-
Vested	-	-
Cancelled	-	-
Non-vested at August 2, 2009	158	$46.89

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the twenty-six weeks ended August 2, 2009 and August 3, 2008 were $815 and $1,362, respectively. Of those amounts, $259 and $1,038, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

12.  ACTIVITY EXIT COSTS AND ASSET IMPAIRMENTS

Restructuring Costs

The Company announced in the fourth quarter of 2008 that it initiated a series of actions to respond to the difficult economic conditions by restructuring certain of its operations and implementing a number of other cost reduction efforts. The restructuring initiatives included the shutdown of domestic production of machine-made neckwear, a realignment of the Company’s global sourcing organization, reductions in warehousing capacity, including the closure of two of the Company’s warehouses, and other initiatives to reduce corporate and administrative expenses. In connection with these actions, the Company’s salaried positions were reduced by over 10%, the Company’s machine-made neckwear manufacturing positions were eliminated and certain of the Company’s warehousing positions were eliminated. The salaried position reductions were principally at corporate headquarter locations in New York, New York and corporate administrative offices in Bridgewater, New Jersey and Hong Kong. The manufacturing position reductions were in Los Angeles, California and the warehousing position reductions were principally in Schuylkill Haven, Pennsylvania.

Costs associated with the exit activities were as follows:

		Incurred	Incurred
	Total	During the	During the	Cumulative
	Expected	Thirteen	Twenty-Six	Incurred
	to be	Weeks	Weeks	Through
	Incurred(1),(2)	Ended 8/2/09	Ended 8/2/09	8/2/09(1)

Severance, termination benefits and other costs	$27,209	$4,898	$ 9,467	$26,209
Long-lived asset impairments	5,253	1,358	1,494	5,253
Lease termination costs	6,092	-	15	1,092
Total	$38,554	$6,256	$10,976	$32,554

(1)

Amounts include $21,578 of costs incurred in the fourth quarter of 2008 associated with these exit activities, and exclude impairment charges of $60,082 recorded in the fourth quarter of 2008 associated with approximately 200 of the Company’s retail stores.

(2)

The remaining $6,000 of costs expected to be incurred relate principally to early lease termination fees pursuant to recent agreements for certain of the Company’s Calvin Klein specialty retail stores. Although lease termination costs were included in the Company’s previously announced initiatives, these costs relate to new agreements that the Company did not originally expect to be able to conclude. Such costs are expected to be incurred in the third quarter of 2009.

Liabilities recorded in connection with the restructuring were as follows:

		Costs Incurred	Costs Paid
		During the	During the
		Twenty-Six	Twenty-Six
	Liability	Weeks	Weeks	Liability
	at 2/1/09	Ended 8/2/09	Ended 8/2/09	at 8/2/09

Severance, termination benefits and other costs	$15,371	$9,467	$15,165	$ 9,673
Lease termination costs	788	15	457	346
Total	$16,159	$9,482	$15,622	$10,019

The costs incurred associated with the restructuring were included principally in selling, general and administrative expenses of the Company’s segments as follows:

		Costs Incurred
	Costs Incurred	During the	Cumulative
	During the	Twenty-Six	Costs Incurred
	Thirteen Weeks	Weeks	Through
	Ended 8/2/09	Ended 8/2/09	8/2/09

Wholesale Dress Furnishings	$ -	$ 564	$ 8,918
Wholesale Sportswear and Related Products	217	764	4,836
Retail Apparel and Related Products	1,532	3,891	7,244
Retail Footwear and Related Products	183	660	1,137
Calvin Klein Licensing	-	-	486
Corporate expenses not allocated to any reportable
segments	4,324	5,097	9,933
Total	$6,256	$10,976	$32,554

Asset Impairments

During the second quarter of 2008, the Company determined that it would not renew its license agreements to operate Geoffrey Beene outlet retail stores and executed a plan to close its Geoffrey Beene outlet retail division. This decision was based on the division not materially or consistently contributing to the Company’s overall profitability. This resulted in the Company recording a long-lived asset impairment of $5,977 in the second quarter of 2008 in selling, general and administrative expenses of the Retail Apparel and Related Products segment.

Comparable store sales declines and the overall level of profitability in the Company’s continuing heritage brand outlet retail businesses (Bass, Van Heusen and Izod) was an impairment indicator in the second quarter of 2008, which caused the Company to evaluate whether the net book value of the long-lived assets in the Company’s heritage brand outlet retail stores was recoverable. Based on this evaluation, the Company determined that the long-lived assets in certain stores were not recoverable and recorded an impairment charge in selling, general and administrative expenses of $796 in the second quarter of 2008, of which $340 was included in the Retail Apparel and Related Products segment and $456 was included in the Retail Footwear and Related Products segment.

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

14.  NET INCOME PER SHARE

The Company computed its basic and diluted net income per share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/2/09	8/3/08	8/2/09	8/3/08

Net income	$26,557	$29,206	$51,268	$76,007

Weighted average common shares outstanding for
basic net income per share	51,605	51,428	51,558	51,383
Weighted average impact of dilutive securities	573	936	472	898
Weighted average impact of dilutive warrant	16	97	8	89
Total shares for diluted net income per share	52,194	52,461	52,038	52,370

Basic net income per share	$ 0.51	$ 0.57	$ 0.99	$ 1.48

Diluted net income per share	$ 0.51	$ 0.56	$ 0.99	$ 1.45

Potentially dilutive securities excluded from the calculation of diluted net income per share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/2/09	8/3/08	8/2/09	8/3/08

Weighted average antidilutive securities	2,302	871	2,564	831

According to FASB Statement No. 128, “Earnings per Share,” contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of August 2, 2009 and August 3, 2008 and, therefore, were excluded from the calculation of diluted net income per share for the thirteen and twenty-six weeks ended August 2, 2009 and August 3, 2008. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 280 and 171 as of August 2, 2009 and August 3, 2008, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities.

15.  NONCASH INVESTING TRANSACTIONS

During the twenty-six weeks ended August 2, 2009 and August 3, 2008, the Company recorded increases to goodwill of $15,776 and $17,883, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the twenty-six weeks ended August 2, 2009 and August 3, 2008, the Company paid $18,591 and $21,079, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

16.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments:  (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - This segment consists of the Company’s wholesale dress furnishings division. This segment derives revenue primarily from marketing: (i) dress shirts under the brand names Van Heusen, IZOD, Eagle, Geoffrey Beene, ARROW, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, MICHAEL Michael Kors, DKNY and, beginning in the second quarter of 2009, Tommy Hilfiger; and (ii) neckwear under the brand names ARROW, IZOD, Calvin Klein, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Jones New York, MICHAEL Michael Kors, Michael Kors Collection and, beginning late in the first quarter of 2008, in connection with the acquisition of certain assets of Mulberry, Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess. The Company markets its dress shirt and neckwear brands, as well as various private label brands, primarily to department, mid-tier department and specialty stores.

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

Retail Apparel and Related Products Segment - The Company aggregates the results of its Van Heusen, Izod and Calvin Klein retail divisions into the Retail Apparel and Related Products segment. This segment derives revenue principally from operating retail stores, primarily in outlet centers, which sell apparel and accessories under the brand names Van Heusen, IZOD and Calvin Klein. In addition, this segment includes the operations of the Company’s Geoffrey Beene outlet retail division, which the Company closed at the end of 2008. This segment also derives revenue from selling Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price Calvin Klein Collection retail store located in New York City.

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

The following table presents summarized information by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/2/09	8/3/08	8/2/09	8/3/08

Revenue - Wholesale Dress Furnishings
Net sales	$109,664	$106,179	$ 239,792	$ 251,451
Royalty revenue	1,309	1,414	2,814	3,089
Advertising and other revenue	333	509	781	1,142
Total	111,306	108,102	243,387	255,682

Revenue - Wholesale Sportswear and Related Products
Net sales	106,016	108,623	256,029	279,876
Royalty revenue	2,558	2,648	4,789	5,260
Advertising and other revenue	67	1,203	1,029	2,390
Total	108,641	112,474	261,847	287,526

Revenue - Retail Apparel and Related Products
Net sales	171,170	189,078	309,210	348,615
Royalty revenue	1,738	1,851	3,059	3,651
Total	172,908	190,929	312,269	352,266

Revenue - Retail Footwear and Related Products
Net sales	67,214	73,422	119,237	133,391
Royalty revenue	150	75	251	233
Advertising and other revenue	35	29	70	104
Total	67,399	73,526	119,558	133,728

Revenue - Calvin Klein Licensing
Royalty revenue	46,816	49,987	100,576	103,730
Advertising and other revenue	18,867	22,954	40,184	43,600
Total	65,683	72,941	140,760	147,330

Revenue - Other(1)
Net sales	3,346	2,995	8,887	10,133
Total	3,346	2,995	8,887	10,133

Total Revenue
Net sales	457,410	480,297	933,155	1,023,466
Royalty revenue	52,571	55,975	111,489	115,963
Advertising and other revenue	19,302	24,695	42,064	47,236
Total	$529,283	$560,967	$1,086,708	$1,186,665

Income before interest and taxes - Wholesale Dress Furnishings	$ 3,873	$ 8,616	$ 20,875(2)	$ 35,219

Income before interest and taxes - Wholesale Sportswear
and Related Products	8,448(2)	8,279	24,686(2)	35,491

Income before interest and taxes - Retail Apparel
and Related Products	17,157(2)	6,800(3)	18,055(2)	15,295(3)

Income (loss) before interest and taxes - Retail Footwear
and Related Products	2,559(2)	4,472	(1,719)(2)	3,563

Income before interest and taxes - Calvin Klein Licensing	40,503	43,380	76,212	78,726

Loss before interest and taxes - Other(1)	(21,091)	(17,061)	(37,546)	(31,235)

Income before interest and taxes	$ 51,449	$ 54,486	$ 100,563	$ 137,059

(1)

Includes corporate expenses not allocated to any reportable segments and the results of the Company’s Calvin Klein Collection wholesale business, which was acquired in January 2008. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, the Company includes all stock-based compensation expenses in corporate expenses. Corporate expenses for the thirteen and twenty-six weeks ended August 2, 2009 include costs associated with the Company’s restructuring initiatives. Please see Note 12, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(2)

Income (loss) before interest and taxes for the thirteen and twenty-six weeks ended August 2, 2009 includes costs associated with the Company’s restructuring initiatives. Please see Note 12, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(3)

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

17.  OTHER COMMENTS

The Company has guaranteed the payment of purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed is $1,200. The guarantee may be terminated at any time upon the Company’s request.

The Company has guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed is $500. The guarantee expires on January 31, 2010.

The Company has guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of August 2, 2009 is approximately $3,800, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,500 as of August 2, 2009, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

18.  RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued FASB Staff Position (“FSP”) No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” in April 2009. FSP No. 107-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Company adopted FSP No. 107-1 during the second quarter of 2009. This adoption did not have any impact on the Company’s consolidated results of operations or financial position. Please see Note 10, “Fair Value Measurements,” for the required disclosures.

The FASB issued FASB Statement No. 165, “Subsequent Events,” in May 2009. This statement establishes general standards of accounting for and disclosure of events or transactions that occur following the balance sheet date, but before the financial statements are issued or are available to be issued. The Company adopted FASB Statement No. 165 during the second quarter of 2009. This adoption did not have any impact on the Company’s consolidated results of operations or financial position. In accordance with FASB Statement No. 165 the Company evaluated events and transactions that occurred after the balance sheet date through the date at which the Company issued its financial statements, which was September 10, 2009.

Other new pronouncements issued but not effective until after August 2, 2009 are not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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

References to the “BVH acquisition” refer to our October 2008 acquisition from The British Van Heusen Company Limited, a former licensee of Van Heusen men’s dresswear and accessories in the United Kingdom and Ireland, and one of its affiliates of certain assets (including inventories) of the licensed business. We refer to The British Van Heusen Company Limited and its affiliate together as “BVH.”

References to the “Mulberry acquisition” refer to our April 2008 acquisition of certain assets (including certain trademark licenses, inventories and receivables) of Mulberry Thai Silks, Inc., a manufacturer and distributor of branded neckwear in the United States, which we refer to as “Mulberry.”

References to our acquisition of CMI refer to our January 2008 acquisition from a subsidiary of The Warnaco Group, Inc. of Confezioni Moda Italia S.r.L., which we refer to as “CMI.” (We refer to The Warnaco Group, Inc. and its subsidiaries, separately and together, as “Warnaco.”) CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with our Calvin Klein, Inc. subsidiary.

References to the “Superba acquisition” refer to our January 2007 acquisition of substantially all of the assets of Superba, Inc. (now known as Skipper, Inc., “Skipper”), a manufacturer and distributor of neckwear in the United States and Canada.

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

We faced a very challenging environment during the second half of 2008, which has continued into 2009. The global economic crisis began early in 2008 in the United States, affecting the principal market for our heritage businesses. The crisis deepened and became more widespread, affecting travel and foreign currency exchange rates, as well as consumer confidence and spending. This resulted in further deterioration of our heritage businesses and interrupted the growth trajectory of our Calvin Klein businesses. We announced during the fourth quarter of 2008 a series of actions we are undertaking to respond to these economic conditions, including restructuring certain of our operations and implementing a number of other cost reduction efforts. We began implementing the restructuring initiatives during the fourth quarter of 2008 and we expect to complete substantially all of them by the end of the third quarter of 2009. The restructuring initiatives include the shutdown of domestic production of machine-made neckwear, a realignment of our global sourcing organization and reductions in warehousing capacity, all of which have headcount reductions associated with them, as well as other initiatives to reduce corporate and administrative expenses. In the second quarter of 2008, we announced that we would not renew our license agreements to operate Geoffrey Beene outlet retail stores and we executed our plan to close our Geoffrey Beene outlet retail division before the end of 2008. We continue to remain cautious about the pace of the economic recovery. We did, however, see improvement in business trends both at wholesale and retail during the second quarter of 2009 as compared to the first quarter of 2009 for our moderately-priced national brands, such as IZOD, Van Heusen and ARROW.

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

We announced in the fourth quarter of 2008 a series of actions to respond to the current economic conditions by restructuring certain of our operations and implementing a number of other cost reduction efforts. We recorded pre-tax charges in the fourth quarter of 2008 that totaled approximately $82 million, of which approximately $64 million related to non-cash asset impairments, principally associated with our retail stores, and approximately $18 million related to lease terminations, severance and other costs in connection with these restructuring initiatives. We recorded additional pre-tax charges of $11.0 million related principally to severance, non-cash asset impairments and other costs during the first half of 2009. We expect to incur additional charges of approximately $6.0 million related principally to lease terminations pursuant to recent agreements for certain of our Calvin Klein specialty retail stores. Although lease termination costs were included in our previously announced initiatives, these costs relate to new agreements that we did not originally expect to be able to conclude. Such costs are expected to be incurred in the third quarter of 2009.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 92% of total royalty, advertising and other revenue in the first half of 2009, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, dresses, watches and home furnishings.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 49% of such expenses in the first half of 2009. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 23% of selling, general and administrative expenses in the first half of 2009.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 2, 2009 Compared With Thirteen Weeks Ended August 3, 2008

Net Sales

Net sales in the second quarter of 2009 decreased 4.8% to $457.4 million from $480.3 million in the second quarter of the prior year. The decrease of $22.9 million was due principally to the net effect of the items described below:

•

The reduction of $25.9 million of net sales associated with our closing in 2008 of our Geoffrey Beene outlet retail division.

•

The addition of $1.8 million of net sales attributable to growth in our retail segments associated with our ongoing retail businesses. This was primarily driven by the additional sales attributable to the conversion of a limited number of Geoffrey Beene outlet retail stores to the Calvin Klein outlet retail format, mostly offset by comparable store sales declines in our retail divisions of 3% on a combined basis.

•

The addition of $0.9 million of net sales attributable to our Wholesale Dress Furnishings and Sportswear and Related Products segments.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the second quarter of 2009 decreased 10.9% to $71.9 million from the prior year’s second quarter amount of $80.7 million. Within the Calvin Klein Licensing segment, global licensee royalty revenue decreased 6% for the second quarter, which includes a $1.6 million negative impact from a stronger U.S. dollar. On a constant exchange rate basis, Calvin Klein global licensee royalty revenue decreased 3%. The royalty revenue decrease on a constant exchange rate basis was principally due to sales reductions in the fragrance business, which continues to be affected by reductions in travel and discretionary spending resulting from the difficult economic environment, and, to a lesser extent, sales reductions in the jeans business. These reductions were partially offset by strong performance in the footwear, women’s apparel and outerwear businesses. Calvin Klein advertising and other revenue decreased $4.1 million in the second quarter of 2009 compared to the second quarter of 2008 as a result of less discretionary spending in 2009 as compared to 2008 by our licensees.  Such advertising and other revenue is generally collected and spent, and is therefore presented as both a revenue and an expense within our income statement, with minimal net impact on earnings.

Gross Profit on Total Revenue

Gross profit on total revenue in the second quarter of 2009 was $265.8 million, or 50.2% of total revenue, compared with $288.9 million, or 51.5% of total revenue in the second quarter of the prior year. The 130 basis point decrease was driven by increased promotional selling resulting from the difficult economic environment, combined with a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, decreased as a percentage of total revenue.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the second quarter of 2009 decreased $20.1 million to $214.3 million, or 40.5% of total revenue, from $234.5 million, or 41.8% of total revenue, in the second quarter of the prior year. The 130 basis point decrease includes a decrease of approximately 100 basis points due principally to cost savings resulting from our 2008 restructuring initiatives, combined with reduced advertising expenditures as a result of less discretionary spending by our Calvin Klein licensees, partially offset by increases in accruals for incentive compensation costs. The remaining 30 basis point decrease was due to restructuring and exit activities, as fixed asset impairments, severance and other costs incurred in the second quarter of 2008 associated with our closing in 2008 of our Geoffrey Beene outlet retail division exceeded similar costs incurred in the second quarter of 2009 associated with our restructuring initiatives announced in the fourth quarter of 2008.

Interest Expense and Interest Income

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Interest expense of $8.4 million in the second quarter of 2009 was flat to the prior year’s second quarter amount. Interest income decreased to $0.4 million in the second quarter of 2009 from $1.6 million in the second quarter of the prior year due principally to a decrease in average investment rates of return, partially offset by an increase in our average cash position during the second quarter of 2009 as compared to the second quarter of 2008.

Income Taxes

Income taxes for the second quarter of 2009 were provided for at a rate of 38.9% compared with last year’s second quarter rate of 38.7%. Our quarterly tax rate tends to vary from our full year rate because discrete items do not occur in all quarters. Income taxes decreased by $1.5 million to $16.9 million in the second quarter of 2009 from $18.5 million in the second quarter of 2008, primarily due to a decrease in pre-tax income during the current year’s second quarter compared to the prior year’s second quarter.

Twenty-Six Weeks Ended August 2, 2009 Compared With Twenty-Six Weeks Ended August 3, 2008

Net Sales

Net sales in the first half of 2009 decreased 8.8% to $933.2 million from $1,023.5 million in the first half of the prior year. The decrease of $90.3 million was due principally to the net effect of the items described below:

•

The reduction of $49.8 million of net sales associated with our closing in 2008 of our Geoffrey Beene outlet retail division.

•

The reduction of $35.5 million of net sales attributable to declines in our Wholesale Dress Furnishings and Sportswear and Related Products segments, particularly in the first quarter of 2009, resulting from the economic slowdown and the reduction of department store inventory levels, partially offset by additional sales associated with our new Timberland men’s sportswear line, which was launched in the second quarter of 2008.

•

The reduction of $3.8 million of net sales attributable to declines in our retail segments associated with our ongoing retail businesses. This was primarily driven by comparable store sales declines in our retail divisions of 5% on a combined basis, partially offset by additional sales attributable to the conversion of a limited number of Geoffrey Beene outlet retail stores to the Calvin Klein outlet retail format.

Given our first half performance and our exit in 2008 from our Geoffrey Beene outlet retail business (which had net sales of $94.9 million in 2008), we currently estimate our 2009 full year sales to decrease 6% to 7%. We are currently estimating second half sales to decrease approximately 3% to 4%, which includes relatively flat performance compared to the prior year for our continuing businesses, combined with a decrease of approximately $45 million of sales related to our Geoffrey Beene outlet retail business, which we exited in 2008.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the first half of 2009 decreased 5.9% to $153.6 million from the prior year’s first half amount of $163.2 million. Within the Calvin Klein Licensing segment, global licensee royalty revenue decreased 3%, due to a $5.1 million negative impact of a stronger U.S. dollar, partially offset by growth on a constant exchange rate basis of 2%. The royalty growth on a constant exchange rate basis was principally due to strong performance in footwear, women’s apparel and outerwear, mostly offset by a sales reduction in the fragrance business, which continues to be affected by reductions in travel and discretionary spending resulting from the difficult economic environment. Calvin Klein advertising and other revenue decreased $3.4 million in the first half of 2009 compared to the first half of 2008 as a result of less discretionary spending in 2009 as compared to 2008 by our licensees.

Given our first half performance, we currently expect that total royalty, advertising and other revenue will decrease 2% to 4% for the full year 2009. This decrease will be driven principally by a reduction in the Calvin Klein licensing segment due to reduced advertising revenue in 2009 as a result of less discretionary spending in 2009 compared to 2008 by our licensees. Within the Calvin Klein Licensing segment, royalty revenue is expected to be flat to down 2%, as anticipated global licensee royalty growth of 1% to 2% on a constant exchange rate basis is expected to be offset by the negative impact of a stronger U.S. dollar which was experienced in the first half of 2009.

Gross Profit on Total Revenue

Gross profit on total revenue in the first half of 2009 was $537.6 million, or 49.5% of total revenue, compared with $599.7 million, or 50.5% of total revenue in the first half of the prior year. The 100 basis point decrease was driven by increased promotional selling resulting from the difficult economic environment, partially offset by a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue.

We currently expect that the gross profit on total revenue percentage will decrease for the full year 2009 compared to 2008, due principally to the increased promotional selling we have experienced in the first half of the year.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first half of 2009 decreased $27.5 million to $437.0 million, or 40.2% of total revenue, from $464.5 million, or 39.1% of total revenue, in the first half of the prior year. The 110 basis point increase includes an increase of approximately 90 basis points due principally to the deleveraging of expenses due to the sales decreases mentioned previously and increases in accruals for incentive compensation costs, partially offset by reduced advertising expenditures as a result of less discretionary spending by our Calvin Klein licensees. The remaining decrease of 20 basis points was due to restructuring and exit activities, as fixed asset impairments, severance, lease terminations and other costs incurred in the first half of 2009 associated with our restructuring initiatives announced in the fourth quarter of 2008 exceeded similar costs incurred in the first half of 2008 associated with our closing in 2008 of our Geoffrey Beene outlet retail division.

Our full year 2009 SG&A expenses are currently expected to decrease compared to 2008 principally as a result of a reduction in (i) impairment charges; and (ii) costs associated with our Geoffrey Beene outlet retail division, which we closed during 2008. SG&A expenses for the full year 2009 as a percentage of total revenue is expected to decrease, as the reduction in SG&A expenses is expected to more than offset the impact of the deleveraging of expenses.

Gain on Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. During the first quarter of 2008, we received a distribution of $1.9 million representing our share of the amount that remained in escrow in connection with this sale, which we recorded as a gain.

Interest Expense and Interest Income

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Interest expense of $16.7 million in the first half of 2009 was relatively flat to the prior year’s first half amount of $16.8 million. Interest income decreased to $0.9 million in the first half of 2009 from $3.4 million in the first half of the prior year due principally to a decrease in average investment rates of return, partially offset by an increase in our average cash position during the first half of 2009 as compared to the first half of 2008.

Income Taxes

Income taxes for the first half of 2009 were provided for at a rate of 39.5% compared with last year’s first half rate of 38.6%. Our partial year tax rate tends to vary from our full year rate because discrete items do not occur in all quarters. Income taxes decreased by $14.3 million to $33.5 million in the first half of 2009 from $47.7 million in the first half of 2008, primarily due to a decrease in pre-tax income during the current year’s first half compared to the prior year’s first half.

We currently anticipate that our 2009 tax expense as a percentage of pre-tax income will be between 36.5% and 37.0%, which compares with last year’s full year rate of 37.3%. It is possible that our estimated full year rate could change from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments and dividends.

Operations

Cash provided by operating activities was $80.9 million in the first half of 2009, which compares with $107.4 million in the first half of the prior year. This decrease was primarily due to a decrease of $24.7 million in net income. The net change in working capital was relatively flat to the prior year amount and consisted of the following:

•

An increase in cash flow resulting from a change in net trade receivables due primarily to the timing and amounts of wholesale sales in the second quarter of 2009 as compared to the second quarter of 2008.

•

An increase in cash flow resulting from a change in accounts payable, accrued expenses, deferred revenue and other, net due principally to a significant reduction in payments of incentive compensation costs, as the balance of accruals for incentive compensation at the end of 2008 was significantly lower than the balance at the end of 2007. The change in other, net for the first six months of 2009 as compared to the prior year was principally due to the reclassification of certain non-current liabilities to accrued expenses. This had no material impact on cash provided by operating activities for the first half of 2009.

•

A decrease in cash flow due to the $38.5 million Warnaco paid us in the first quarter of 2008 in connection with our acquisition of CMI. Please see Note 4, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion. We did not receive a corresponding payment in the first half of 2009.

•

A decrease in cash flow resulting from a change in inventories. Inventory balances are typically higher at the end of the second quarter when compared to year end, resulting in a cash outflow. Although inventory balances decreased 7% from the second quarter of 2008 to the second quarter of 2009, inventory levels at the beginning of 2008 were significantly higher than levels at the beginning of 2009, causing the cash outflow for the first half of 2009 to be more pronounced than that for the first half of 2008.

Capital Expenditures

Our capital expenditures paid in cash in the first half of 2009 were $12.9 million. We currently expect that capital expenditures for the full year 2009 will be approximately $40.0 million. This compares to capital expenditures paid in cash for the full year 2008 of $88.1 million.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands with respect to sales made during the first 15 years following the closing of the acquisition. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other licensing partners to retailers. Such contingent purchase price payments totaled $18.6 million in the first half of 2009. We currently expect that such payments will decrease slightly for the full year 2009 compared to the prior year amount of $40.8 million.

In connection with the Superba acquisition, we are obligated to pay Skipper contingent purchase price payments if the earnings of the acquired business exceed certain targets in 2007, 2008 and 2009. Any such contingent purchase price payments would be payable 90 days after the applicable fiscal year end. Such contingent purchase price payments totaled $14.5 million in the first quarter of 2008 based on the actual calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. The acquired business did not achieve the minimum earnings in 2008 required for a payout in 2009. The maximum payout that Skipper can receive with respect to 2009 earnings is $30.0 million. We currently anticipate that no payment will be made in 2010 with respect to 2009 earnings.

Acquisition of Block Assets

We acquired in February 2009 from Block Corporation (“Block”), a former licensee of Van Heusen and IZOD “big and tall” sportswear in the United States, inventories and inventory purchase commitments related to the licensed businesses. We paid $5.7 million during the first quarter of 2009 in connection with the transaction. As part of this transaction, the license agreements between us and Block were terminated. Please see Note 3, “Acquisition of Block Assets,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion.

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

Dividends

Our common stock, which as of August 2, 2009 is the only class of stock issued, currently pays annual dividends totaling $0.15 per share.

We project that cash dividends on our common stock in 2009 will be $7.8 million to $7.9 million based on our current dividend rate, the number of shares of our common stock outstanding at August 2, 2009 and our estimates of stock to be issued in 2009 under our stock incentive plans.

Cash Flow Summary

Our net cash flow in the first half of 2009 was $41.4 million. Cash flow for the full year 2009 will be impacted by various other factors in addition to those noted above in this “Liquidity and Capital Resources” section. We currently expect to generate approximately $65.0 million to $75.0 million of cash flow in 2009 after making cash payments for severance, lease terminations and other costs in connection with our restructuring initiatives. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, working capital requirements or other items, including acquisitions and equity transactions, could occur, which could cause our cash flow to vary significantly from this estimate.

Financing Arrangements

Our capital structure as of August 2, 2009 was as follows:

(in millions)

Long-term debt	$ 399.6
Stockholders’ equity	$1,054.9

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility with JP Morgan Chase Bank, N.A. as the Administrative Agent and Collateral Agent that expires in July 2012 and provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit with a sublimit of $50.0 million for standby letters of credit and with no sublimit on trade letters of credit. The total amount of the facility may be increased by us under certain conditions by up to $100.0 million. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first half of 2009, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $132.3 million. As of August 2, 2009, we had $116.1 million of outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility during the remainder of 2009.

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

Due to the above factors, our operating results for the thirteen and twenty-six week periods ended August 2, 2009 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 10, “Fair Value Measurements,” included in Part I, Item 1 of this report outlines the fair value of our fixed rate long-term debt as of August 2, 2009. Note 9, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 1, 2009 outlines the principal amounts, interest rates and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents as of August 2, 2009, the effect of a 25 basis point change in short-term interest rates on our interest income would be approximately $0.9 million annually.

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

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	(a) Total	(b) Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased(1)	(or Unit) (1)	or Programs	Plans or Programs

May 4, 2009 -
May 31, 2009	5,244	$28.46	-	-

June 1, 2009 -
July 5, 2009	200	28.50	-	-

July 6, 2009 -
August 2, 2009	303	29.44	-	-

Total	5,747	$28.51	-	-

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously-owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the second quarter of 2009 in connection with the vesting of restricted stock units to satisfy tax withholding requirements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Our Annual Meeting of Stockholders was held on June 25, 2009. There were present in person or by proxy, holders of 49,284,910 shares of our common stock, or 95.6% of all shares of common stock eligible to be voted at the meeting. The holders of the common stock voted on all matters reported below.

The following directors were elected to serve for a term of one year:

	For	Vote Withheld

Mary Baglivo	44,066,952	5,217,958
Emanuel Chirico	42,066,486	7,218,424
Edward H. Cohen	43,127,349	6,157,561
Joseph B. Fuller	42,494,699	6,790,211
Margaret L. Jenkins	45,559,307	3,725,603
Bruce Maggin	43,417,044	5,867,866
V. James Marino	45,560,248	3,724,662
Henry Nasella	44,983,067	4,301,843
Rita M. Rodriguez	45,554,759	3,730,151
Craig Rydin	44,987,324	4,297,586

The stockholders approved the amendment to our 2006 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan and to increase the maximum number of shares that may be granted in any calendar year to any one participant. The votes were 31,675,019 For; 14,040,406 Against; 196,175 Abstentions; and 3,373,310 broker non-votes.

The stockholders approved the continuation of our Performance Incentive Bonus Plan and the material terms of such plan. The votes were 43,082,553 For; 5,897,081 Against; and 305,276 Abstentions.

The stockholders approved the continuation of our Long-Term Incentive Plan and the material terms of such plan. The votes were 43,052,133 For; 5,950,367 Against; and 282,410 Abstentions.

The proposal for Ernst & Young LLP to serve as our independent auditors for our current fiscal year was ratified. The votes were 49,020,132 For; 193,285 Against; and 71,493 Abstentions.

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

10.1

Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, as amended and restated effective

June 25, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2009).

10.2

Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, as amended and restated effective

April 30, 2009, giving effect to provisions approved by stockholders on June 25, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2009).

10.3

Phillips-Van Heusen Corporation Long-Term Incentive Plan, as amended and restated effective

April 30, 2009, giving effect to provisions approved by stockholders on June 25, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 1, 2009).

10.4	Form of Restricted Stock Unit Agreement between Phillips-Van Heusen and Emanuel Chirico (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 1, 2009).

+10.5	Schedule of Non-Management Directors’ Fees, effective June 25, 2009.

+15	Acknowledgement of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Filed herewith.

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

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  September 10, 2009

/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit

Description

10.5	Schedule of Non-Management Directors’ Fees, effective June 25, 2009.

15	Acknowledgement of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.