Form 10-Q
period 2009-11-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 2009-12-10
CIK 78239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2009

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of December 1, 2009 was 51,736,328.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheets as of November 1, 2009, February 1, 2009 and November 2, 2008	4

Consolidated Income Statements for the Thirteen and Thirty-Nine Weeks Ended
November 1, 2009 and November 2, 2008	5

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 1, 2009
and November 2, 2008	6

Notes to Consolidated Financial Statements	7-19

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-27

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 - Controls and Procedures	28

PART II -- OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6 - Exhibits	29-30

Signatures	31

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, and the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iii) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to develop and grow our Calvin Klein businesses in terms of revenue and profitability; (iv) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (v) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers limit or cease shopping in order to avoid exposure or become ill; (vi) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (vii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (viii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have reviewed the consolidated balance sheets of Phillips-Van Heusen Corporation as of November 1, 2009 and November 2, 2008, the related consolidated income statements for the thirteen and thirty-nine week periods ended November 1, 2009 and November 2, 2008 and the related consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2009 and November 2, 2008. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York

December 10, 2009

Phillips-Van Heusen Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	November 1,	February 1,	November 2,
	2009	2009	2008
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$ 356,614	$ 328,167	$ 197,557
Trade receivables, net of allowances for doubtful accounts of
$9,951, $7,160 and $5,252	272,098	187,642	301,173
Other receivables	10,329	12,963	15,124
Inventories, net	281,856	282,678	329,001
Prepaid expenses	21,111	35,280	29,650
Other, including deferred taxes of $10,049, $10,049 and $0	15,786	17,699	4,904
Total Current Assets	957,794	864,429	877,409
Property, Plant and Equipment, net	172,115	192,809	253,284
Goodwill	407,690	377,027	366,943
Tradenames	621,135	621,135	621,135
Perpetual License Rights	86,000	86,000	86,000
Other Intangibles, net	32,926	34,242	34,908
Other Assets	26,325	24,542	44,220
Total Assets	$ 2,303,985	$2,200,184	$ 2,283,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 101,391	$ 92,618	$ 104,473
Accrued expenses, including deferred taxes of $0, $0 and $2,853	222,456	213,096	211,513
Deferred revenue	32,447	43,524	33,611
Total Current Liabilities	356,294	349,238	349,597
Long-Term Debt	399,580	399,567	399,564
Other Liabilities, including deferred taxes of $181,921, $180,387
and $219,828	404,659	452,584	443,673

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares
authorized; no shares issued or outstanding	-	-	-
Common stock, par value $1 per share; 240,000,000 shares
authorized; 56,961,800; 56,708,708 and 56,700,448 shares issued	56,962	56,709	56,700
Additional capital	586,496	573,287	571,572
Retained earnings	771,224	642,183	680,117
Accumulated other comprehensive loss	(70,495)	(73,020)	(16,960)
Less: 5,236,140; 5,222,491 and 5,222,491 shares of common stock
held in treasury, at cost	(200,735)	(200,364)	(200,364)
Total Stockholders’ Equity	1,143,452	998,795	1,091,065
Total Liabilities and Stockholders’ Equity	$ 2,303,985	$2,200,184	$ 2,283,899

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Income Statements

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008

Net sales	$ 603,616	$ 636,210	$1,536,771	$1,659,676
Royalty revenue	70,600	66,690	182,089	182,653
Advertising and other revenue	23,224	24,584	65,288	71,820
Total revenue	697,440	727,484	1,784,148	1,914,149

Cost of goods sold	359,766	386,184	908,892	973,122

Gross profit	337,674	341,300	875,256	941,027

Selling, general and administrative expenses	247,238	254,832	684,257	719,364

Gain on sale of investments	-	-	-	1,864

Income before interest and taxes	90,436	86,468	190,999	223,527

Interest expense	8,370	8,486	25,114	25,250
Interest income	237	1,455	1,136	4,880

Income before taxes	82,303	79,437	167,021	203,157

Income tax (benefit) expense	(1,316)	25,738	32,134	73,451

Net income	$ 83,619	$ 53,699	$ 134,887	$ 129,706

Basic net income per share	$ 1.62	$ 1.04	$ 2.61	$ 2.52

Diluted net income per share	$ 1.58	$ 1.03	$ 2.58	$ 2.48

Dividends declared per share	$ 0.0375	$ 0.075	$ 0.1125	$ 0.15

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2009	2008

OPERATING ACTIVITIES
Net income	$ 134,887	$ 129,706
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	30,997	35,169
Amortization	6,699	5,682
Deferred taxes	1,534	276
Stock-based compensation expense	9,369	8,391
Impairment of long-lived assets	7,290	8,123
Gain on sale of investments	-	(1,864)

Changes in operating assets and liabilities:
Trade receivables	(84,456)	(148,741)
Inventories	2,700	(5,195)
Accounts payable, accrued expenses and deferred revenue	5,409	5,817
Prepaid expenses	14,169	17,232
Proceeds in connection with acquisition of CMI	-	38,500
Other, net	(47,470)	(13,680)
Net cash provided by operating activities	81,128	79,416

INVESTING ACTIVITIES(1)
Purchase of property, plant and equipment	(19,395)	(72,099)
Contingent purchase price payments to Mr. Calvin Klein	(25,668)	(29,556)
Acquisition of Block assets	(5,699)	-
Contingent purchase price payment to Skipper	-	(14,517)
Acquisition of CMI working capital	-	(17,146)
Acquisition of Mulberry assets	-	(11,309)
Acquisition of BVH assets	-	(5,449)
Sale of investments	-	1,864
Net cash used by investing activities	(50,762)	(148,212)

FINANCING ACTIVITIES
Net proceeds from settlement of awards under stock plans	3,769	3,086
Excess tax benefits from awards under stock plans	529	1,140
Cash dividends on common stock	(5,846)	(7,760)
Acquisition of treasury shares	(371)	(27)
Net cash used by financing activities	(1,919)	(3,561)

Increase (decrease) in cash and cash equivalents(2)	28,447	(72,357)

Cash and cash equivalents at beginning of period	328,167	269,914

Cash and cash equivalents at end of period	$ 356,614	$ 197,557

(1) See Note 17 for information on noncash investing transactions.

(2) The effect of exchange rate changes on cash and cash equivalents was immaterial for the thirty-nine weeks ended November 1, 2009 and November 2, 2008.

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

The results of operations for the thirteen and thirty-nine weeks ended November 1, 2009 and November 2, 2008 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

The Company evaluated events and transactions that occurred after the balance sheet date through the date at which the Company issued its financial statements, which was December 10, 2009.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, G.H. Bass & Co., Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Ted Baker, Jones New York, J. Garcia, Claiborne, U.S. POLO ASSN., Axcess and Timberland and to other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories is determined using the last-in, first-out method (“LIFO”). Cost for principally all other inventories is determined using the first-in, first-out method (“FIFO”). At November 1, 2009, February 1, 2009 and November 2, 2008, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  ACQUISITION OF BLOCK ASSETS

The Company acquired in February 2009 from Block Corporation (“Block”), a former licensee of Van Heusen and IZOD “big and tall” sportswear in the United States, inventories and inventory purchase commitments related to the licensed business. As part of this transaction, the license agreements between the Company and Block were terminated.

The Company paid $5,699 during the first quarter of 2009 in connection with the transaction. The Company accounted for this transaction as a business combination. As such, the Company recorded an amortizable intangible asset (reacquired license rights) of $1,401 and goodwill of $2,420 in connection with the transaction.

4.  ACQUISITION OF CMI

The Company acquired in January 2008 100% of the issued and outstanding shares of Confezioni Moda Italia, S.r.L. (“CMI”) from a subsidiary of The Warnaco Group, Inc. (The Warnaco Group, Inc. and its subsidiaries, separately and together, are referred to as “Warnaco.”) CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with the Company’s Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for the Company’s assuming ownership of CMI, Warnaco made a payment of $38,500 to the Company in the first quarter of 2008. Under the terms of the acquisition agreement, the amount paid to the Company is subject to certain refund provisions if the Company were to cease operating the Calvin Klein Collection businesses prior to 2012. The Company will amortize into income each year that it continues to operate such businesses the amount set forth in the acquisition agreement that would have been refunded to Warnaco for such year if the Company had ceased operating such businesses. Each amount so amortized is recorded in equal quarterly installments. As part of this transaction, the Company paid to Warnaco $17,146 in the first quarter of 2008 based on a percentage of Warnaco’s estimate of the net working capital of CMI as of the closing date. This amount is subject to adjustment. The Company subsequently adjusted during 2008 the preliminary allocation of the purchase price based on the Company’s calculation of the working capital of CMI as of the closing date. Pursuant to the process set forth in the amended acquisition agreement, the Company has submitted its calculation of the closing date working capital to Warnaco and Warnaco has disputed the calculation. Warnaco and the Company are in discussion to resolve the disputed calculation. The Company’s 2009 results of operations could be impacted depending on the outcome of these discussions.

5.  ACQUISITION OF MULBERRY ASSETS

The Company acquired in April 2008 certain assets (including certain trademark licenses, inventories and receivables) of Mulberry Thai Silks, Inc. (“Mulberry”), a manufacturer and distributor of neckwear in the United States. The Company acquired rights to produce and market neckwear under the Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Max Azria, BCBG Attitude, U.S. POLO ASSN. and Axcess brands in connection with this transaction. The Company paid $11,309 during the thirty-nine weeks ended November 2, 2008 in connection with the acquisition.

6.  ACQUISITION OF BVH ASSETS

The Company acquired in October 2008 from The British Van Heusen Company Limited, a former licensee of Van Heusen men’s dresswear and accessories in the United Kingdom and Ireland, and one of its affiliates (together, “BVH”) certain assets (including inventories) of the licensed business. The Company paid $5,449 during the third quarter of 2008 in connection with the acquisition.

7.  SKIPPER CONTINGENT PURCHASE PRICE PAYMENTS

The Company acquired in January 2007 substantially all of the assets of Superba, Inc. (now known as Skipper, Inc., “Skipper”). The Company was obligated to make contingent purchase price payments to Skipper if the earnings of the acquired business exceeded certain targets in 2007 and 2008 and is obligated to make a contingent purchase price payment to Skipper if the earnings of the acquired business exceed a certain target in 2009. Any such contingent purchase price payment is payable 90 days after the applicable year end and would be recorded as an addition to goodwill. The Company paid Skipper $14,517 in the first quarter of 2008 based on the actual calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. The acquired business did not achieve the minimum earnings in 2008 required for a payout in 2009. The maximum payout that Skipper can receive with respect to earnings in 2009 is $30,000.

8.  GOODWILL

The changes in the carrying amount of goodwill for the period ended November 1, 2009, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of February 1, 2009	$ 74,377	$ 82,133	$ 220,517	$377,027
Contingent purchase price payments to
Mr. Calvin Klein	-	-	27,109	27,109
Goodwill from acquisition of Block assets	-	2,420	-	2,420
Currency translation	624	-	510	1,134
Balance as of November 1, 2009	$ 75,001	$ 84,553	$ 248,136	$407,690

The Company is required to make contingent purchase price payments to Mr. Calvin Klein in connection with the Company’s acquisition in 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies (collectively, “Calvin Klein”). Such payments are based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made during the first 15 years following the closing of the acquisition. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by the Company and its licensees and other partners to retailers.

9.  RETIREMENT AND BENEFIT PLANS

The Company has five noncontributory defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service.

The Company also has for certain of such employees an unfunded non-qualified supplemental defined benefit pension plan, which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement.

In addition to the defined benefit pension plans described above, the Company has a capital accumulation program (“CAP Plan”), which is an unfunded non-qualified supplemental defined benefit plan covering five current and 15 retired executives. Under the individual participants’ CAP Plan agreements, the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the CAP Plan for at least 10 years and has attained age 55.

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

Net benefit cost related to the Company’s pension plans was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/1/09	11/2/08	11/1/09	11/2/08

Service cost, including plan expenses	$ 1,910	$ 1,981	$ 5,728	$ 5,943
Interest cost	4,234	3,958	12,702	11,874
Amortization of net loss	583	559	1,753	1,678
Expected return on plan assets	(4,899)	(4,585)	(15,021)	(13,756)
Amortization of prior service (credit) cost	(7)	10	(22)	29
Total	$ 1,821	$ 1,923	$ 5,140	$ 5,768

Net benefit cost related to the Company’s CAP Plan was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/1/09	11/2/08	11/1/09	11/2/08

Service cost, including plan expenses	$ 18	$ 19	$ 53	$ 56
Interest cost	235	246	723	740
Amortization of net gain	(7)	(21)	(25)	(65)
Total	$ 246	$ 244	$ 751	$ 731

Net benefit cost related to the Company’s postretirement plan was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/1/09	11/2/08	11/1/09	11/2/08

Interest cost	$ 364	$ 355	$ 1,094	$ 1,067
Amortization of net loss	65	67	194	203
Amortization of prior service credit	(204)	(203)	(613)	(612)
Total	$ 225	$ 219	$ 675	$ 658

10.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/1/09	11/2/08	11/1/09	11/2/08

Net income	$83,619	$53,699	$134,887	$129,706
Foreign currency translation adjustments, net of
tax expense (benefit) of $312; $(241); $1,048
and $(241)	514	(392)	1,724	(392)
Change related to retirement and benefit plan
costs, net of tax expense of $163; $157; $486
and $469	267	255	801	764
Comprehensive income	$84,400	$53,562	$137,412	$130,078

11.  INCOME TAXES

The Company’s net unrecognized tax benefit liabilities, inclusive of interest and penalties, were $29,543 and $89,831 at November 1, 2009 and February 1, 2009, respectively. The entire amount of unrecognized tax benefit liabilities, if recognized, would reduce the effective tax rate under current accounting provisions. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of November 1, 2009 and February 1, 2009 totaled $2,451 and $7,214, respectively. The decrease in the total amount of net unrecognized tax benefit liabilities during the first nine months of 2009 was primarily driven by a tax settlement with the Internal Revenue Service relating to the audit of the Company's United States Federal income tax returns for 2006 and 2007 and the effect of the lapse of the statute of limitations with respect to certain previously unrecognized tax positions. While it is reasonably possible, based on the lapse of statutes of limitations or the completion of audits, that changes in the balance of unrecognized tax benefits may occur within the next 12 months, the Company does not currently anticipate that such changes will be significant.

12.  FAIR VALUE MEASUREMENTS

The Company adopted prospectively guidance issued by the Financial Accounting Standards Board (“FASB”) for fair value measurements as of the beginning of 2008 for all financial assets and liabilities and for non-financial assets and liabilities measured at fair value on a recurring basis (at least annually). The Company adopted prospectively guidance for fair value measurements for all other non-financial assets and liabilities as of the beginning of 2009. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. It also establishes a three level hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis during the thirty-nine weeks ended November 1, 2009, and the total losses recorded as a result of the remeasurement process.

Total
	Net				Losses for
	Carrying				Thirty-Nine
	Value at	Fair Value Measurement Using			Weeks Ended
Description	11/1/09	Level 1	Level 2	Level 3	11/1/09
Property and equipment	$ 860	N/A	$ 1,425	$ 860	$ 7,290

In accordance with FASB guidance for the impairment or disposal of long-lived assets, long-lived assets held and used with a carrying amount of $6,792 were written down to a fair value of $860 during the first nine months of 2009. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. Additionally, long-lived assets held for sale with a fair value of $2,783 were written down to a fair value of $1,425 during the second quarter of 2009 based on the quoted contractual selling price of such assets, less the related selling costs. Such assets were sold during the third quarter of 2009.

The carrying amounts and the fair values of the Company’s financial instruments for the period ended November 1, 2009 were as follows:

	Carrying	Fair
	Amount	Value

Cash and cash equivalents	$356,614	$356,614
Long-term debt	399,580	392,000

Cash and Cash Equivalents - The fair values of cash and cash equivalents approximate their carrying values due to the short-term nature of these instruments.

Long-Term Debt - The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable quarter.

13.  STOCK-BASED COMPENSATION

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) was approved at the Company’s Annual Meeting of Stockholders held in June 2006. The 2006 Plan replaced the Company’s existing 1997, 2000 and 2003 Stock Option Plans. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of such approval, other than with respect to outstanding options under those plans, which continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

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

Through November 1, 2009, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net income for the thirty-nine weeks ended November 1, 2009 and November 2, 2008 included $9,369 and $8,391, respectively, of pre-tax expense related to stock-based compensation.

Options currently outstanding are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant. The vesting of options outstanding is also generally accelerated upon retirement (as defined in the applicable plan). Options are generally granted with a 10-year term.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed on a straight-line basis over the options’ vesting period.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirty-nine weeks ended November 1, 2009 and November 2, 2008, respectively:

	Thirty-Nine Weeks Ended
	11/1/09	11/2/08
Weighted average risk-free interest rate	2.58%	2.79%
Weighted average expected option term	6.59 Years	6.25 Years
Weighted average expected volatility	38.92%	29.49%
Expected annual dividends per share	$ 0.15	$ 0.15
Weighted average estimated fair value per share of options granted	$11.16	$12.16

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

Service-based stock option activity for the thirty-nine weeks ended November 1, 2009 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at February 1, 2009	3,422	$ 29.91
Granted	663	27.18
Exercised	209	18.06
Cancelled	77	36.92
Outstanding at November 1, 2009	3,799	$ 29.94
Exercisable at November 1, 2009	2,560	$ 28.21

Service-based RSUs granted to employees generally vest in three annual installments (25%, 25% and 50%) commencing two years after the date of grant. Service-based RSUs granted to non-employee directors vest in four equal annual installments commencing one year after the date of grant. The underlying RSU award agreements generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of service-based RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed, net of estimated forfeitures, on a straight-line basis over the RSUs’ vesting period.

In the second quarter of 2009, the Company granted to Emanuel Chirico, the Company’s Chief Executive Officer, his 2009 RSU award, as well as “upfront” grants of his 2010 and 2011 RSU awards. The awards are considered to be “upfront” because they are intended to be in lieu of awards that would otherwise be expected to be granted to Mr. Chirico in 2010 and 2011, and the portions of the awards allocable to 2010 and 2011 will vest in accordance with the Company’s standard vesting schedule described above but as if they had been awarded in those years. In addition to the service-based criteria for vesting, the awards granted to Mr. Chirico in the second quarter of 2009 have performance-based conditions which satisfy the conditions for the deductibility of the awards under Section 162(m) of the Internal Revenue Code and need to be satisfied in order to vest. More specifically, such awards require the Company to achieve a specified level of adjusted net income, as defined in the agreement governing these awards, for any one of the performance periods in order to vest. Based on the level of the Company’s earnings in the third quarter of 2009 and the Company’s current earnings estimates for the fourth quarter of 2009, it is expected that the required level of adjusted net income for the 2009 performance period (which consists of the third and fourth quarters of 2009) will be met, meaning that Mr. Chirico will vest in the awards, assuming he remains employed by the Company through each of the service-based vesting dates, which end in 2015. The fair value of such awards is equal to the closing price of the Company’s common stock on the date of grant and is recorded ratably, net of estimated forfeitures, over the service-based vesting term.

RSU activity for the thirty-nine weeks ended November 1, 2009 was as follows:

		Weighted Average
		Grant Date
	RSUs	Fair Value

Non-vested at February 1, 2009	406	$ 45.30
Granted	399	28.49
Vested	39	54.05
Cancelled	19	43.81
Non-vested at November 1, 2009	747	$ 35.90

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

Performance share activity for the thirty-nine weeks ended November 1, 2009 was as follows:

Weighted Average
	Performance	Grant Date
	Shares	Fair Value

Non-vested at February 1, 2009	158	$ 46.89
Granted	-	-
Vested	-	-
Cancelled	-	-
Non-vested at November 1, 2009	158	$ 46.89

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirty-nine weeks ended November 1, 2009 and November 2, 2008 were $1,266 and $1,508, respectively. Of those amounts, $529 and $1,140, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

14.  ACTIVITY EXIT COSTS AND ASSET IMPAIRMENTS

Restructuring Costs

The Company announced in the fourth quarter of 2008 that it initiated a series of actions to respond to the difficult economic conditions that existed during the second half of 2008 and were expected to (and did) continue into 2009 by restructuring certain of its operations and implementing a number of other cost reduction efforts. The restructuring initiatives included the shutdown of domestic production of machine-made neckwear, a realignment of the Company’s global sourcing organization, reductions in warehousing capacity, including the closure of two of the Company’s warehouses, lease terminations for retail stores and other initiatives to reduce corporate and administrative expenses. In connection with these actions, the Company’s salaried positions were reduced by over 10%, the Company’s machine-made neckwear manufacturing positions were eliminated and certain of the Company’s warehousing positions were eliminated. The salaried position reductions were principally at corporate headquarter locations in New York, New York and corporate administrative offices in Bridgewater, New Jersey and Hong Kong. The manufacturing position reductions were in Los Angeles, California and the warehousing position reductions were principally in Schuylkill Haven, Pennsylvania.

Costs associated with the exit activities were as follows:

		Incurred	Incurred
	Total	During the	During the	Cumulative
	Expected	Thirteen	Thirty-Nine	Incurred
	to be	Weeks	Weeks	Through
	Incurred(1)	Ended 11/1/09	Ended 11/1/09	11/1/09(1)

Severance, termination benefits and other costs	$26,209	$ -	$ 9,467	$ 26,209
Long-lived asset impairments	5,253	-	1,494	5,253
Lease termination costs	7,266	6,174	6,189	7,266
Total	$38,728	$ 6,174	$ 17,150	$ 38,728

(1)

Amounts include $21,578 of costs incurred in the fourth quarter of 2008 associated with these exit activities, and exclude impairment charges of $60,082 recorded in the fourth quarter of 2008 associated with approximately 200 of the Company’s retail stores.

Liabilities recorded in connection with the restructuring were as follows:

		Costs Incurred	Costs Paid
		During the	During the
		Thirty-Nine	Thirty-Nine
	Liability	Weeks	Weeks	Liability
	at 2/1/09	Ended 11/1/09	Ended 11/1/09	at 11/1/09

Severance, termination benefits and other costs	$15,371	$ 9,467	$ 19,985	$ 4,853
Lease termination costs	788	6,189	6,631	346
Total	$16,159	$ 15,656	$ 26,616	$ 5,199

The costs incurred associated with the restructuring were included principally in selling, general and administrative expenses of the Company’s segments as follows:

		Incurred
	Incurred	During the	Cumulative
	During the	Thirty-Nine	Incurred
	Thirteen Weeks	Weeks	Through
	Ended 11/1/09	Ended 11/1/09	11/1/09

Wholesale Dress Furnishings	$ -	$ 564	$ 8,918
Wholesale Sportswear and Related Products	-	764	4,836
Retail Apparel and Related Products	6,091	9,982	13,335
Retail Footwear and Related Products	-	660	1,137
Calvin Klein Licensing	-	-	486
Corporate expenses not allocated to any reportable
segments	83	5,180	10,016
Total	$ 6,174	$ 17,150	$ 38,728

Asset Impairments

The financial performance in certain of the Company’s outlet retail stores was an impairment indicator in the third quarter of 2009 that required the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on this evaluation, the Company determined that the long-lived assets in certain stores were not recoverable and recorded impairment charges in selling, general and administrative expenses of $5,796 in the third quarter of 2009, of which $5,014 was recorded in the Retail Apparel and Related Products segment and $782 was recorded in the Retail Footwear and Related Products segment.

The financial performance in the Company’s heritage brand outlet retail businesses (Bass, Van Heusen and Izod) was an impairment indicator in the second and third quarters of 2008 that required the Company to evaluate whether the net book value of the long-lived assets in the Company’s heritage brand outlet retail stores was recoverable. Based on this evaluation, the Company determined that the long-lived assets in certain stores were not recoverable and recorded impairment charges in selling, general and administrative expenses of $1,903 through the third quarter of 2008 (of which $796 was recorded in the second quarter of 2008 and $1,107 was recorded in the third quarter of 2008). The second quarter impairment charges of $796 were comprised of charges of $340 in the Retail Apparel and Related Products segment and $456 in the Retail Footwear and Related Products segment. The third quarter impairment charges of $1,107 were comprised of charges of $760 in the Retail Apparel and Related Products segment and $347 in the Retail Footwear and Related Products segment.

During the second quarter of 2008, the Company determined that it would not renew its license agreements to operate Geoffrey Beene outlet retail stores and executed a plan to close its Geoffrey Beene outlet retail division. This decision was based on the division not materially or consistently contributing to the Company’s overall profitability. This resulted in the Company recording long-lived asset impairment charges of $6,220 through the third quarter of 2008 (of which $5,977 was recorded in the second quarter of 2008 and $243 was recorded in the third quarter of 2008) in selling, general and administrative expenses of the Retail Apparel and Related Products segment.

The impairments recorded in 2009 and 2008 were determined by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. The net book value of the long-lived assets in excess of the fair value in stores that were deemed not recoverable was written off. Fair value in 2009 was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. Fair value in 2008 was estimated based on the estimated net recovery value of the assets.

15.  SALE OF INVESTMENTS

Warnaco acquired in January 2006 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company received a distribution of $1,864 during the first quarter of 2008, representing its share of the amount that remained in escrow in connection with this sale. The Company recorded this amount as a gain in the first quarter of 2008.

16.  NET INCOME PER SHARE

The Company computed its basic and diluted net income per share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/1/09	11/2/08	11/1/09	11/2/08

Net income	$83,619	$53,699	$134,887	$129,706

Weighted average common shares outstanding for
basic net income per share	51,670	51,467	51,595	51,411
Weighted average impact of dilutive securities	1,093	764	680	853
Weighted average impact of dilutive warrant	96	63	37	80
Total shares for diluted net income per share	52,859	52,294	52,312	52,344

Basic net income per share	$ 1.62	$ 1.04	$ 2.61	$ 2.52

Diluted net income per share	$ 1.58	$ 1.03	$ 2.58	$ 2.48

Potentially dilutive securities excluded from the calculation of diluted net income per share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/1/09	11/2/08	11/1/09	11/2/08

Weighted average antidilutive securities	709	1,809	1,945	1,157

According to FASB guidance for earnings per share, contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of November 1, 2009 and November 2, 2008 and, therefore, were excluded from the calculation of diluted net income per share for the thirteen and thirty-nine weeks ended November 1, 2009 and November 2, 2008. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 158 and 171 as of November 1, 2009 and November 2, 2008, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities.

17.  NONCASH INVESTING TRANSACTIONS

During the thirty-nine weeks ended November 1, 2009 and November 2, 2008, the Company recorded increases to goodwill of $27,109 and $30,083, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirty-nine weeks ended November 1, 2009 and November 2, 2008, the Company paid $25,668 and $29,556, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

18.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments:  (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - This segment consists of the Company’s wholesale dress furnishings division. This segment derives revenue primarily from marketing: (i) dress shirts under the brand names Van Heusen, IZOD, Eagle, Geoffrey Beene, ARROW, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, MICHAEL Michael Kors, DKNY and, beginning in the second quarter of 2009,

Tommy Hilfiger; and (ii) neckwear under the brand names ARROW, IZOD, Calvin Klein, Donald J. Trump Signature Collection, Eagle, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Ted Baker, Jones New York, MICHAEL Michael Kors, Michael Kors Collection and, beginning late in the first quarter of 2008, in connection with the acquisition of certain assets of Mulberry, Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, BCBG Attitude, U.S. POLO ASSN. and Axcess. The Company markets its dress shirt and neckwear brands, as well as various private label brands, primarily to department, mid-tier department and specialty stores.

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

Retail Apparel and Related Products Segment - The Company aggregates the results of its Van Heusen, Izod and Calvin Klein retail divisions into the Retail Apparel and Related Products segment. This segment derives revenue principally from operating retail stores, primarily in outlet centers, which sell apparel and accessories under the brand names Van Heusen, IZOD and Calvin Klein. In addition, this segment includes, with respect to the thirteen and thirty-nine weeks ended November 2, 2008 only, the operations of the Company’s Geoffrey Beene outlet retail division, which the Company closed at the end of 2008. This segment also derives revenue from selling Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price Calvin Klein Collection retail store located in New York City.

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

The following table presents summarized information by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/1/09	11/2/08	11/1/09	11/2/08

Revenue - Wholesale Dress Furnishings
Net sales	$159,018	$168,935	$ 398,810	$ 420,386
Royalty revenue	1,317	1,580	4,131	4,669
Advertising and other revenue	440	657	1,221	1,799
Total	160,775	171,172	404,162	426,854

Revenue - Wholesale Sportswear and Related Products
Net sales	184,990	206,146	441,019	486,022
Royalty revenue	2,097	2,673	6,886	7,933
Advertising and other revenue	934	1,168	1,963	3,558
Total	188,021	209,987	449,868	497,513

Revenue - Retail Apparel and Related Products
Net sales	174,252	183,874(1)	483,462	532,489(1)
Royalty revenue	1,352	1,796	4,411	5,447
Total	175,604	185,670	487,873	537,936

Revenue - Retail Footwear and Related Products
Net sales	74,775	69,170	194,012	202,561
Royalty revenue	114	117	365	350
Advertising and other revenue	13	58	83	162
Total	74,902	69,345	194,460	203,073

Revenue - Calvin Klein Licensing
Royalty revenue	65,720	60,524	166,296	164,254
Advertising and other revenue	21,837	22,701	62,021	66,301
Total	87,557	83,225	228,317	230,555

Revenue - Other(2)
Net sales	10,581	8,085	19,468	18,218
Total	10,581	8,085	19,468	18,218

Total Revenue
Net sales	603,616	636,210	1,536,771	1,659,676
Royalty revenue	70,600	66,690	182,089	182,653
Advertising and other revenue	23,224	24,584	65,288	71,820
Total	$697,440	$727,484	$1,784,148	$1,914,149

Income before interest and taxes - Wholesale Dress Furnishings	$ 26,986	$ 34,642	$ 47,861(3)	$ 69,861

Income before interest and taxes - Wholesale Sportswear
and Related Products	24,082	30,585	48,768(3)	66,076

Income (loss) before interest and taxes - Retail Apparel
and Related Products	5,412(3)	(2,132)(4)	23,467(3)	13,163(4)

Income before interest and taxes - Retail Footwear
and Related Products	5,588	2,826	3,869(3)	6,389

Income before interest and taxes - Calvin Klein Licensing	47,718	37,043	123,930	115,769

Loss before interest and taxes - Other(2)	(19,350)	(16,496)	(56,896)	(47,731)

Income before interest and taxes	$ 90,436	$ 86,468	$ 190,999	$ 223,527

(1)

Revenue for the Retail Apparel and Related Products segment for the thirteen and thirty-nine weeks ended November 2, 2008 includes $28,597 and $78,384, respectively, associated with the Company’s Geoffrey Beene outlet retail division, which was closed during 2008.

(2)

Includes corporate expenses not allocated to any reportable segments and the results of the Company’s Calvin Klein Collection wholesale business, which was acquired in January 2008. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, the Company includes all stock-based compensation expenses in corporate expenses. Corporate expenses for the thirteen and thirty-nine weeks ended November 1, 2009 include costs associated with the Company’s restructuring initiatives. Please see Note 14, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(3)

Income before interest and taxes for the thirteen and thirty-nine weeks ended November 1, 2009 includes costs associated with the Company’s restructuring initiatives. Please see Note 14, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(4)

(Loss) income before interest and taxes for the Retail Apparel and Related Products segment for the thirteen and thirty-nine weeks ended November 2, 2008 includes costs of $9,478 and $18,165, respectively, associated with the closing of the Company’s Geoffrey Beene outlet retail division.

Intersegment transactions consist of transfers of inventory principally between the Wholesale Dress Furnishings segment and the Retail Apparel and Related Products segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage is eliminated in the Retail Apparel and Related Products segment.

19.  GUARANTEES

The Company guaranteed the payment of purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of November 1, 2009 was $1,200. The guarantee could be terminated at any time at the Company’s request upon 30 days’ written notice. Such notice of termination was served by the Company during the fourth quarter of 2009.

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of November 1, 2009 is $500. The guarantee expires on January 31, 2010.

The Company guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of November 1, 2009 is approximately $3,800, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,500 as of November 1, 2009, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

20.  RECENT ACCOUNTING GUIDANCE

The FASB issued guidance for fair value disclosures in April 2009, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Company adopted this guidance during the second quarter of 2009. This adoption did not have any impact on the Company’s consolidated results of operations or financial position. Please see Note 12, “Fair Value Measurements,” for the required disclosures.

The FASB issued guidance for subsequent events in May 2009. This guidance establishes general standards of accounting for and disclosure of events or transactions that occur following the balance sheet date, but before the financial statements are issued or are available to be issued. The Company adopted this guidance during the second quarter of 2009. This adoption did not have any impact on the Company’s consolidated results of operations or financial position. Please see Note 1, “General,” for the required disclosure.

Other new guidance issued but not effective until after November 1, 2009 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, Geoffrey Beene, ARROW, BCBG Max Azria, BCBG Attitude, CHAPS, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Ted Baker, Jones New York, J. Garcia, Claiborne and Timberland and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

References to our acquisition of CMI refer to our January 2008 acquisition of Confezioni Moda Italia S.r.L., which we refer to as “CMI,” from a subsidiary of The Warnaco Group, Inc. (We refer to The Warnaco Group, Inc. and its subsidiaries, separately and together, as “Warnaco.”) CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with our Calvin Klein, Inc. subsidiary.

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

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, ARROW, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, BCBG Max Azria, BCBG Attitude, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, CHAPS, Donald J. Trump Signature Collection, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Ted Baker, J. Garcia, Claiborne, Jones New York and Timberland, which are licensed.

Our business strategy is to manage and market a portfolio of nationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference or distribution channel. We have enhanced this strategy by expanding our portfolio of brands through acquisitions of well-known brands, such as Calvin Klein and ARROW, that offer additional distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear. These acquisitions also enhanced our business strategy by providing us with established international licensing businesses which do not require working capital investments. We have successfully pursued growth opportunities in extending these brands through licensing into additional product categories and geographic areas. The Superba and Mulberry acquisitions helped to advance our historical strategy by adding a product category that is complementary to our heritage dress shirt business and leverages our position in dress furnishings. Our business strategy was also extended by gender with our assumption in 2007 of the wholesale IZOD women’s sportswear collection, which was previously a licensed business. Further, in the second quarter of 2008, we began marketing men’s sportswear under the Timberland brand in North America under a licensing arrangement with The Timberland Company. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that complements our existing portfolio of sportswear brands and enables us to reach a broader spectrum of consumers.

A significant portion of our total income before interest and taxes is derived from international sources, primarily driven by the international component of our Calvin Klein licensing business. We have approximately 25 license and other agreements covering over 130 countries outside of the United States for our Calvin Klein brands and approximately 55 license agreements covering over 150 countries outside of the United States for our heritage brands, and we intend to continue to expand our operations globally through direct marketing by us and through partnerships with licensees. We recently expanded our international operations to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe, including through the BVH acquisition, which provided us with a wholesale distribution business and a limited number of retail stores in the United Kingdom and Ireland.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution of men’s dress shirts and neckwear and men’s and women’s sportswear; and (ii) the sale, through over 650 company-operated retail locations, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Bass and Calvin Klein. In addition, into the fourth quarter of 2008, we operated retail stores under the brand name Geoffrey Beene. We announced in the second quarter of 2008 that we would not renew our license agreements to operate Geoffrey Beene outlet retail stores and we executed our plan to close our Geoffrey Beene outlet retail division before the end of 2008.

Our stores principally operate in outlet centers in the United States. We also operate a full price store located in New York City under the Calvin Klein Collection brand in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. Additionally, we operate a limited number of retail stores located in the United Kingdom and Ireland that principally market Van Heusen brand dress furnishings.

We announced during the fourth quarter of 2008 a series of actions that we planned to undertake to respond to the difficult economic conditions that existed during the second half of 2008 and were expected to (and did) continue into 2009, including restructuring certain of our operations and implementing a number of other cost reduction efforts. We began implementing the restructuring initiatives during the fourth quarter of 2008 and we completed substantially all of them by the end of the third quarter of 2009. The restructuring initiatives included the shutdown of domestic production of machine-made neckwear, a realignment of our global sourcing organization and reductions in warehousing capacity, all of which had headcount reductions associated with them, as well as lease terminations for certain of our retail stores and other initiatives to reduce corporate and administrative expenses. We recorded pre-tax charges in the fourth quarter of 2008 in connection with these initiatives that totaled approximately $82 million, of which approximately $64 million related to non-cash asset impairments, principally associated with our retail stores, and approximately $18 million related to lease terminations, severance and other costs. We recorded additional pre-tax charges of $17.2 million related to severance, non-cash asset impairments, lease terminations and other costs during the first nine months of 2009.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 92% of total royalty, advertising and other revenue in the first nine months of 2009, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 48% of such expenses in the first nine months of 2009. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 22% of selling, general and administrative expenses in the first nine months of 2009.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 1, 2009 Compared With Thirteen Weeks Ended November 2, 2008

Net Sales

Net sales in the third quarter of 2009 decreased 5.1% to $603.6 million from $636.2 million in the third quarter of the prior year. The decrease of $32.6 million was due principally to the net effect of the following items:

•

The reduction of $31.1 million of net sales attributable to declines in our Wholesale Dress Furnishings and Sportswear and Related Products segments resulting from (i) elevated sales in the prior year’s third quarter as a result of aggressive inventory liquidation actions taken in connection with the sharp economic downturn; and (ii) the movement of a larger proportion of 2009 holiday shipments into the fourth quarter from the third quarter based on the desire of our wholesale customers to receive shipments closer to the holiday selling season.

•

The reduction of $28.6 million of net sales associated with our closing in 2008 of our Geoffrey Beene outlet retail division.

•

The addition of $24.6 million of net sales attributable to growth in our retail segments associated with our ongoing retail businesses. This was primarily driven by a comparable store sales increase in our retail divisions of 6% on a combined basis and the addition of sales attributable to the conversion of a limited number of Geoffrey Beene outlet retail stores to the Calvin Klein outlet retail format.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the third quarter of 2009 increased 2.8% to $93.8 million from the prior year’s third quarter amount of $91.3 million. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased 9% compared to the prior year’s third quarter, including a $1.2 million positive impact from a weaker United States dollar. On a constant exchange rate basis, Calvin Klein global licensee royalty revenue increased 7% and was comprised of (i) strong performance in the footwear, women’s apparel and outerwear businesses; (ii) a royalty decrease in the fragrance business, which continues to be affected by reductions in travel and discretionary spending resulting from the difficult economic environment; and (iii) relatively flat performance in the jeans and underwear businesses, as strong international performance was offset by a decline in the United States. Advertising and other revenue decreased 6% in the third quarter of 2009 from the prior year’s third quarter as a result of less discretionary spending in 2009 as compared to 2008 by our licensees. Such advertising and other revenue is generally collected and spent, and is therefore presented as both a revenue and an expense within our income statement, with minimal net impact on earnings.

Gross Profit on Total Revenue

Gross profit on total revenue in the third quarter of 2009 was $337.7 million, or 48.4% of total revenue, compared with $341.3 million, or 46.9% of total revenue in the third quarter of the prior year. The 150 basis point increase included a 100 basis point increase due to the absence of inventory liquidation markdowns which occurred during the third quarter of 2008 associated with the closure of our Geoffrey Beene outlet retail division. The remaining 50 basis point increase was due to decreased promotional selling during the third quarter of 2009 resulting from strong performance in our retail businesses and a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the third quarter of 2009 decreased $7.6 million to $247.2 million, or 35.4% of total revenue, from $254.8 million, or 35.0% of total revenue, in the third quarter of the prior year. The 40 basis point increase in SG&A expenses as a percentage of total revenue was due principally to a lack of sales leverage as a result of the sales decrease mentioned previously. The $7.6 million decrease was due principally to the net effect of the following items:

•

A decrease in advertising expenditures, due to (i) a shift in advertising spending from the third quarter into the fourth quarter this year; and (ii) a reduction in spending, due to reduced discretionary spending by our licensees and the absence of costs incurred in the prior year related to celebrating the 40th anniversary of Calvin Klein.

•

A decrease due to cost savings resulting from our 2008 restructuring initiatives.

•

An increase in incentive compensation costs.

•

An increase due to normal operational expense growth.

Interest Expense and Interest Income

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Interest expense of $8.4 million in the third quarter of 2009 was relatively flat to the prior year’s third quarter amount of $8.5 million. Interest income decreased to $0.2 million in the third quarter of 2009 from $1.5 million in the third quarter of the prior year due principally to a decrease in average investment rates of return.

Income Taxes

Our quarterly tax rate tends to vary from our full year rate because discrete items do not occur in all quarters. Income taxes decreased by $27.1 million to a benefit of $1.3 million, or (1.6)% of pre-tax income, in the third quarter of 2009 from an expense of $25.7 million, or 32.4% of pre-tax income, in the third quarter of 2008, due primarily to the effect of the lapse of the statute of limitations with respect to certain previously unrecognized tax positions in the third quarter of 2009.

Thirty-Nine Weeks Ended November 1, 2009 Compared With Thirty-Nine Weeks Ended November 2, 2008

Net Sales

Net sales in the first nine months of 2009 decreased 7.4% to $1,536.8 million from $1,659.7 million in the first nine months of the prior year. The decrease of $122.9 million was due principally to the net effect of the following items:

•

The reduction of $78.4 million of net sales associated with our closing in 2008 of our Geoffrey Beene outlet retail division.

•

The reduction of $66.6 million of net sales attributable to declines in our Wholesale Dress Furnishings and Sportswear and Related Products segments resulting from (i) the economic slowdown and the resulting reduction of sales to our department store customers, particularly in the first quarter of 2009; (ii) elevated sales in the prior year’s third quarter as a result of aggressive inventory liquidation actions taken in connection with the sharp economic downturn; and (iii) the movement of a larger proportion of 2009 holiday shipments into the fourth quarter from the third quarter based on the desire of our wholesale customers to receive shipments closer to the holiday selling season. These decreases were partially offset by additional sales associated with our new Timberland men’s sportswear line, which was launched in the second quarter of 2008.

•

The addition of $20.8 million of net sales attributable to growth in our retail segments associated with our ongoing retail businesses. This was primarily driven by the addition of sales attributable to the conversion of a limited number of Geoffrey Beene outlet retail stores to the Calvin Klein outlet retail format, partially offset by a comparable store sales decline in our retail divisions of 2% on a combined basis.

Given our performance in the first nine months of 2009 and our closure in 2008 of our Geoffrey Beene outlet retail division (which had net sales of $94.9 million in 2008), we currently estimate our 2009 full year net sales to decrease 5% to 6%. We are currently estimating fourth quarter net sales to increase approximately 1% to 3% as compared to the fourth quarter of 2008, which included $16.5 million of net sales attributable to our Geoffrey Beene outlet retail division, which we closed in 2008.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the first nine months of 2009 decreased 2.8% to $247.4 million from the prior year’s first nine months amount of $254.5 million. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased 1% compared to the prior year’s first nine months, as a 4% increase in royalty revenue on a constant exchange rate basis more than offset a $3.9 million negative impact from a stronger United States dollar over the period. The royalty growth on a constant exchange rate basis was principally due to strong performance in the footwear, women’s apparel and outerwear businesses, mostly offset by a royalty decrease, particularly in the first half of the year, in the fragrance business, which continues to be affected by reductions in travel and discretionary spending as a result of the difficult economic environment. Advertising and other revenue decreased 9% in the first nine months of 2009 compared to the first nine months of 2008 as a result of less discretionary spending in 2009 as compared to 2008 by our licensees.

Given our performance in the first nine months of 2009, we currently expect that total royalty, advertising and other revenue will decrease 1% to 2% for the full year 2009. This decrease will be driven principally by a reduction in the Calvin Klein Licensing segment due to reduced advertising revenue in 2009 as a result of less discretionary spending in 2009 compared to 2008 by our licensees. Within the Calvin Klein Licensing segment, royalty revenue is expected to increase approximately 3% from 2008, as anticipated full year global licensee royalty growth of approximately 5% on a constant exchange rate basis is expected to be partially offset by the negative impact from a stronger overall United States dollar that was experienced earlier in the year. We are currently estimating fourth quarter royalty revenue within the Calvin Klein Licensing segment to increase 9% to 10%, with relatively minimal anticipated impact of exchange rates on the United States dollar.

Gross Profit on Total Revenue

Gross profit on total revenue in the first nine months of 2009 was $875.3 million, or 49.1% of total revenue, compared with $941.0 million, or 49.2% of total revenue in the first nine months of the prior year. The 10 basis point decrease was net of a 40 basis point increase due to the absence of inventory liquidation markdowns which occurred during 2008 associated with the closure of our Geoffrey Beene outlet retail division. The offsetting 50 basis point decrease included (i) a decrease of 80 basis points due principally to increased promotional selling during the first half of 2009 resulting from the difficult economic environment, partially offset by decreased promotional selling during the third quarter of 2009 due to strong performance in our retail businesses; and (ii) an increase of 30 basis points due principally to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100% increased as a percentage of total revenue.

We currently expect that the gross profit on total revenue percentage will increase by approximately 50 to 60 basis points for the full year 2009 compared to 2008, due principally to a significant reduction in expected promotional selling in the fourth quarter of 2009 driven by lower inventory levels, partially offset by the increased promotional selling we experienced in the first half of the year.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first nine months of 2009 decreased $35.1 million to $684.3 million, or 38.4% of total revenue, from $719.4 million, or 37.6% of total revenue, in the first nine months of the prior year. The 80 basis point increase in SG&A expenses as a percentage of total revenue was due principally to a lack of sales leverage as a result of the sales decrease mentioned previously. The $35.1 million decrease was due principally to the net effect of the following items:

•

A decrease in advertising expenditures, due to (i) a shift in advertising spending from the third quarter into the fourth quarter this year; and (ii) a reduction in spending, due to reduced discretionary spending by our licensees and the absence of costs incurred in the prior year related to celebrating the 40th anniversary of Calvin Klein.

•

A decrease due to cost savings resulting from our 2008 restructuring initiatives.

•

An increase in incentive compensation costs.

•

An increase due to normal operational expense growth.

Our full year 2009 SG&A expenses are currently expected to decrease compared to 2008 principally as a result of a reduction in costs associated with our Geoffrey Beene outlet retail division, which we closed during 2008, and impairment charges recorded in the fourth quarter of 2008 associated with approximately 200 of our retail stores, partially offset by an increase in incentive compensation costs. As a result, SG&A expenses for the full year 2009 as a percentage of total revenue is expected to decrease by approximately 230 to 240 basis points, as the reduction in SG&A expenses is expected to more than offset the lack of sales leverage due to the expected sales decrease mentioned previously.

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

Interest expense of $25.1 million in the first nine months of 2009 was relatively flat to the prior year’s first nine months amount of $25.3 million. Interest income decreased to $1.1 million in the first nine months of 2009 from $4.9 million in the first nine months of the prior year due principally to a decrease in average investment rates of return.

Income Taxes

Our partial year tax rate tends to vary from our full year rate because discrete items do not occur in all quarters. Income taxes decreased by $41.3 million to $32.1 million, or 19.2% of pre-tax income, in the first nine months of 2009 from $73.5 million, or 36.2% of pre-tax income, in the first nine months of 2008. This decrease was primarily due to the effect of the lapse of the statute of limitations with respect to certain previously unrecognized tax positions in the third quarter of 2009 and a decrease in pre-tax income during the current year’s first nine months compared to the prior year’s first nine months.

Given the discrete items recorded during the third quarter of 2009, we currently anticipate that our 2009 tax expense as a percentage of pre-tax income will be between 22.0% and 22.5%, which compares with last year’s full year rate of 37.3%. We currently anticipate that our fourth quarter tax expense as a percentage of pre-tax income will be between 36.5% and 37.5%. It is possible that our estimated full year and fourth quarter rates could change from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Generally, our principal source of cash is from operations, and our principal uses of cash are for capital expenditures, contingent purchase price payments and dividends.

Operations

Cash provided by operating activities was $81.1 million in the first nine months of 2009, which compares with $79.4 million in the first nine months of the prior year. This increase was comprised of an increase of $5.2 million in net income, mostly offset by the net change in working capital, which included the following:

•

An increase in cash flow resulting from a change in net trade receivables due primarily to the timing and amounts of wholesale sales in the third quarter of 2009 as compared to the third quarter of 2008.

•

A decrease in cash flow due to the $38.5 million Warnaco paid us in the first quarter of 2008 in connection with our acquisition of CMI. Please see Note 4, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion. We did not receive a corresponding payment in the first nine months of 2009.

•

A decrease in cash flow resulting from a change in other, net due primarily to a tax settlement with the Internal Revenue Service relating to the audit of our United States Federal income tax returns for 2006 and 2007.

Capital Expenditures

Our capital expenditures paid in cash in the first nine months of 2009 were $19.4 million. We currently expect that capital expenditures for the full year 2009 will be approximately $35.0 million. This compares to capital expenditures paid in cash for the full year 2008 of $88.1 million.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands with respect to sales made during the first 15 years following the closing of the acquisition. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $25.7 million in the first nine months of 2009. We currently expect that such payments will be approximately $37.0 million for the full year 2009, which compares to the prior year amount of $40.8 million.

In connection with the Superba acquisition, we were obligated to pay Skipper contingent purchase price payments if the earnings of the acquired business exceeded certain targets in 2007 and 2008 and we are obligated to make a contingent purchase price payment to Skipper if the earnings of the acquired business exceed a certain target in 2009. Any such contingent purchase price payment is payable 90 days after the applicable fiscal year end. Such contingent purchase price payments totaled $14.5 million in the first quarter of 2008 based on the actual calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. The acquired business did not achieve the minimum earnings in 2008 required for a payout in 2009. The maximum payout that Skipper can receive with respect to 2009 earnings is $30.0 million.

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

Acquisition of CMI

We acquired CMI from Warnaco in January 2008. CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with our Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for our assuming ownership of CMI, Warnaco made a payment of $38.5 million to us during the first quarter of 2008. As part of this transaction, we paid to Warnaco $17.1 million during the first quarter of 2008 based on a percentage of Warnaco’s estimate of the net working capital of CMI as of the closing date. This amount is subject to adjustment. We adjusted during 2008 the preliminary allocation of the purchase price based on our calculation of the working capital of CMI as of the closing date. Pursuant to the process set forth in the amended acquisition agreement, we submitted our calculation of the closing date working capital to Warnaco and Warnaco has disputed the calculation. We are in discussion with Warnaco to resolve the disputed calculation. Our results for the balance of 2009 could be impacted depending on the outcome of these discussions. Please see Note 4, “Acquisition of CMI,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for a further discussion.

Dividends

Our common stock, which as of November 1, 2009 is the only class of stock issued, currently pays annual dividends totaling $0.15 per share.

We project that cash dividends on our common stock in 2009 will be $7.8 million based on our current dividend rate, the number of shares of our common stock outstanding at November 1, 2009 and our estimates of stock to be issued during the remainder of 2009 under our stock incentive plans.

Cash Flow Summary

Our net cash flow in the first nine months of 2009 was $28.4 million. Cash flow for the full year 2009 will be impacted by various other factors in addition to those noted above in this “Liquidity and Capital Resources” section. We currently expect to generate approximately $80.0 million to $85.0 million of cash flow in 2009. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, working capital requirements or other items, including acquisitions and equity transactions, could occur, which could cause our cash flow to vary significantly from this estimate.

Financing Arrangements

Our capital structure as of November 1, 2009 was as follows:

(in millions)

Long-term debt	$ 399.6
Stockholders’ equity	$1,143.5

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. There are no maturities of our long-term debt until 2011.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility with JP Morgan Chase Bank, N.A. as the Administrative Agent and Collateral Agent that expires in July 2012 and provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit with a sublimit of $50.0 million for standby letters of credit and with no sublimit on trade letters of credit. The total amount of the facility may be increased by us under certain conditions by up to $100.0 million. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During the first nine months of 2009, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $132.3 million. As of November 1, 2009, we had $126.0 million of outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility during the remainder of 2009.

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

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales and income in the third quarter, due to selling to our customers in advance of the holiday selling season. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season.

Due to the above factors, our operating results for the thirteen and thirty-nine week periods ended November 1, 2009 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 12, “Fair Value Measurements,” included in Part I, Item 1 of this report outlines the fair value of our fixed rate long-term debt as of November 1, 2009. Note 9, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 1, 2009 outlines the principal amounts, interest rates and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Due to the decrease we have experienced during 2009 in investment rates of return, the impact of a further decrease in short-term interest rates would not have a material impact on our interest income, while an increase in short-term interest rates could have a more material impact. Given our balance of cash and cash equivalents as of November 1, 2009, the effect of a 25 basis point increase in short-term interest rates on our interest income would be approximately $0.9 million annually.

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

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	(a) Total	(b) Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased(1)	(or Unit) (1)	or Programs	Plans or Programs

August 3, 2009 -
August 30, 2009	45	$33.04	-	-

August 31, 2009 -
October 4, 2009	73	42.25	-	-

October 5, 2009 -
November 1, 2009	740	42.94	-	-

Total	858	$42.36	-	-

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the third quarter of 2009 in connection with the vesting of restricted stock units to satisfy tax withholding requirements.

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

Dated:  December 10, 2009

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