Form 10-K
period 2010-01-31
PHILLIPS VAN HEUSEN CORP /DE/
filed 2010-03-31
CIK 78239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on July 31, 2009 (the last business day of the registrant’s most recently completed second quarter) was $1,822,622,742.

Number of shares of Common Stock outstanding as of March 16, 2010: 51,935,729.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 24, 2010	Part III

***

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements made in this Annual Report on Form 10-K, including, without limitation, statements relating to our future revenue, cash flows, plans, strategies, objectives, expectations and intentions, including, without limitation, statements relating to our proposed acquisition of Tommy Hilfiger B.V. and certain related companies (collectively, “Tommy Hilfiger”), are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following:  (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our proposed acquisition of Tommy Hilfiger is subject to conditions, which may not be satisfied, in which event the transaction may not close; (iii) in connection with the proposed acquisition of Tommy Hilfiger, we intend to borrow significant amounts, may be considered to be highly leveraged, and will have to use a significant portion of our cash flows to service such indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iv) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (v) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to develop and grow the Calvin Klein businesses in terms of revenue and profitability, and our ability to realize benefits from Tommy Hilfiger, if the acquisition is consummated; (vi) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vii) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers limit or cease shopping in order to avoid exposure or become ill; (viii) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity, such as Tommy Hilfiger, into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (ix) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands and (x) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I

Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to Phillips-Van Heusen Corporation and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2009 year commenced on February 2, 2009 and ended on January 31, 2010; 2008 commenced on February 4, 2008 and ended on February 1, 2009; 2007 commenced on February 5, 2007 and ended on February 3, 2008.

We obtained the market and competitive position data used throughout this report from research, surveys or studies conducted by third parties, information provided by customers and industry or general publications. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications and other information is reliable, we have not independently verified such data and we do not make any representation as to the accuracy of such information.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, G.H. Bass & Co., Geoffrey Beene, ARROW, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Tommy Hilfiger, Elie Tahari, Nautica, Ted Baker, Ike Behar, City of London, Bugatti, Hart Schaffner Marx, Jones New York, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess and Timberland and to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

References to the “Superba acquisition” refer to our January 2007 acquisition of substantially all of the assets of Superba, Inc., a manufacturer and distributor of neckwear in the United States and Canada.

References to our acquisition of Calvin Klein refer to our February 2003 acquisition of Calvin Klein, Inc. and certain affiliated companies, which companies we refer to collectively as “Calvin Klein.”

Recent Events

We announced on March 15, 2010 that we had entered into a definitive agreement to acquire Tommy Hilfiger B.V. and certain affiliated companies (collectively “Tommy Hilfiger”), which is controlled by funds affiliated with Apax Partners L.P., for total consideration of €2.2 billion, or approximately $3.0 billion, plus the assumption of €100 million in liabilities. The consideration includes €1.924 billion in cash and €276 million in shares of our common stock. We have entered into a forward foreign exchange contract with respect to €1.3 billion of the purchase price to hedge against our exposure to changes in the exchange rate for the Euro. Our obligations under this contract are contingent upon the closing of the acquisition. The closing of the transaction is subject to the receipt of financing and other customary conditions, including receipt of required regulatory approvals. The transaction is expected to close during our second quarter of 2010. If the transaction does not close due to the failure to obtain the financing or satisfy certain other conditions, we have agreed to pay €69.0 million to the selling shareholders.

We expect to finance the €1.924 billion cash portion of the Tommy Hilfiger acquisition and refinance our $300 million of existing senior unsecured notes using a combination of cash on hand, bank debt and public and/or private offerings of debt and/or equity. There can be no assurance that we can obtain the financing that we need to complete the deal or that such financing can be obtained on the terms currently contemplated.

Our discussion in this report generally does not contemplate the effects of the completion of the Tommy Hilfiger acquisition, except where specifically noted. Any discussion of Tommy Hilfiger refers to our existing licensed neckwear and dress shirt businesses unless otherwise noted.

Overview

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our portfolio of brands includes our owned brands, principally Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, ARROW, G.H. Bass & Co., Bass and Eagle, and our licensed brands, principally Geoffrey Beene, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Tommy Hilfiger, Nautica, Ted Baker, Ike Behar, Hart Schaffner Marx, J. Garcia, Claiborne,

U.S. POLO ASSN., Axcess, Jones New York and Timberland, as well as various private label brands. We design and market nationally recognized branded dress shirts, neckwear, sportswear and, to a lesser extent, footwear and other related products. Additionally, we license our owned brands over a broad range of products. We market our brands at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference or distribution channel. Our licensing activities, principally our Calvin Klein business, diversify our business model by providing us with a sizeable base of profitable licensing revenues.

We believe Calvin Klein is one of the best known designer names in the world and that the Calvin Klein brands— Calvin Klein Collection, ck Calvin Klein and Calvin Klein—provide us with the opportunity to market products both domestically and internationally at higher price points, in higher-end distribution channels and to different consumer groups than our other product offerings. Products sold under these brands are sold primarily under licenses and other arrangements. Although the Calvin Klein brands were well established when we acquired Calvin Klein in February 2003, there were numerous product categories in which no products, or only a limited number of products, were offered. Since our acquisition, we have used our core competencies to establish a men’s better sportswear business and an outlet retail business. In addition, we have significantly expanded through licensing the product offerings under the Calvin Klein brands and the geographic areas and channels of distribution in which products are sold. Calvin Klein designs all products and/or controls all design operations and product development for most of its licensees and oversees a worldwide marketing, advertising and promotions program for the Calvin Klein brands. We believe that maintaining control over design and advertising through Calvin Klein’s dedicated in-house teams plays a key role in the continued strength of the brands. Worldwide retail sales of products sold under the Calvin Klein brands were approximately $5.8 billion in 2009.

Our “heritage” business encompasses the design, sourcing and marketing of a varied selection of branded label dress shirts, neckwear, sportswear and footwear, as well as the licensing of our owned brands (other than the Calvin Klein brands), for an assortment of products. The heritage business also includes private label dress furnishings programs, particularly neckwear programs. We design, source and market substantially all of these products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. Currently, we distribute our products at wholesale through more than 16,000 doors in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States, Canada and Europe. Our wholesale business represents our core business and we believe that it is the basis for our brand equity. As a complement to our wholesale business, we also market our products directly to consumers through our Van Heusen, IZOD, Bass and Calvin Klein retail stores, principally located in outlet malls throughout the United States. In addition, into the fourth quarter of 2008, we also marketed our products directly to consumers through our Geoffrey Beene outlet retail stores. We announced during 2008 that we would not renew our license to operate Geoffrey Beene outlet retail stores and ceased operations of our Geoffrey Beene outlet retail division during the fourth quarter of 2008.

We have entered into license agreements with partners across the globe for our brands. A significant portion of our total income before interest and taxes is derived from international sources, primarily driven by the international component of our Calvin Klein licensing business. We have approximately 55 license and other agreements covering over 130 territories outside of the United States for our Calvin Klein brands and approximately 50 license agreements covering approximately 150 territories outside of the United States for our heritage brands, and we intend to continue to expand our operations globally through direct marketing by us and through partnerships with licensees. We recently expanded our international operations to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe, including through the BVH acquisition, which provided us with a wholesale distribution business in the United Kingdom and Ireland and a limited number of retail stores.

We completed the Superba acquisition in January 2007. This transaction provided us with an established neckwear business base, which advances our historical strategy of marketing our brands at multiple price points and across multiple channels of distribution and is complementary to our heritage dress shirt business. The Mulberry acquisition in April 2008 built upon this base. The Superba and Mulberry acquisitions present us with opportunities to grow and enhance the performance of both the dress shirt and neckwear businesses by providing us with the ability to produce and market all of the neckwear for our owned brands over time and to leverage the design, merchandising and selling capabilities of both businesses to offer our customers a cohesive and comprehensive portfolio of branded dress shirts and neckwear.

We announced during the fourth quarter of 2008 a series of actions that we planned to undertake to respond to the difficult economic conditions that existed during the second half of 2008 and were expected to (and did) continue into 2009, including restructuring certain of our operations and implementing a number of other cost reduction efforts. We began implementing the restructuring initiatives during the fourth quarter of 2008 and we completed substantially all of them by the end of 2009. The restructuring initiatives included the shutdown of domestic production of machine-made neckwear, a realignment of our global sourcing organization and reductions in warehousing capacity, all of which had headcount reductions associated with them, as well as lease terminations for the majority of our Calvin Klein specialty retail stores and other initiatives to reduce corporate and administrative expenses.

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

Calvin Klein

We acquired Calvin Klein because of the significant growth opportunities presented by the Calvin Klein brands. The tiered brand strategy we created for the Calvin Klein brands established a strategic brand architecture to guide the global brand growth and development of all three tiers, by differentiating each of the Calvin Klein brands with distinct marketing identities, positioning and channels. Additionally, branding product across three tiers allows flexibility from market to market to build businesses that address the differences between markets. We have approximately 55 licensing and other arrangements across the three Calvin Klein brands. These arrangements grant rights to produce products over a broad range of categories and, in certain cases, also grant rights to open retail stores in countries outside of the United States.

•

Calvin Klein Collection. The principal growth opportunity for our “halo” brand is to broaden the current distribution through the continued opening of freestanding stores operated throughout the world by our experienced retail partners, as well as through expanded distribution within premier department stores. We acquired CMI, the licensee of the men’s and women’s high-end collection apparel and accessories businesses, in January 2008. We believe this acquisition gives us greater control over the Calvin Klein Collection businesses, and, thereby, enhances our ability to maximize the halo benefit provided by this brand.

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

–

Broadening distribution of apparel and accessories through continued expansion in key markets such as Southeast Asia, China and Japan, as well as Europe and the Middle East. ck Calvin Klein apparel and accessories were available in Europe, Asia and Japan, as well as in approximately 60 freestanding ck Calvin Klein stores in Asia Pacific (excluding Japan), Europe and the Middle East at the end of 2009. We expect that additional freestanding ck Calvin Klein stores will be opened by licensees by the end of 2010.

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

–

Introduction and growth of new fragrance offerings and brand extensions, such as the new men’s and women’s ckIN2U (Spring 2007), Calvin Klein MAN (Fall 2007), Secret Obsession (Fall 2008) and ckFree (Fall 2009) fragrances.

–

Introduction and growth of new underwear brand extensions, such as the men’s and women’s Steel (Fall 2007), men’s and women’s Black & White (Spring 2009), as well as the women’s Seductive Comfort (Fall 2008) programs.

–

Introduction and growth of new jeanswear extensions, such as the men’s and women’s Body (Fall 2009) lines.

–

Pursuit of additional licensing opportunities for new product lines, such as the recent introduction of a women’s performance line (Spring 2008) and two furniture lines, Calvin Klein Home (January 2009) and The Curator Collection By Calvin Klein Home (Fall 2009).

Heritage Business

•

Continue to grow sportswear. We have a leading position in the United States in men’s sportswear and have continued to penetrate the sportswear market with additional products and product lines. We have built IZOD into a year-round lifestyle brand from its traditional knit sport shirt origins by adding new product offerings, such as pants, sweaters and outerwear, and new lines of apparel, including golf and jeanswear. As a result, IZOD has become a leader on the main floor of department stores in the United States. In 2007, we expanded our wholesale sportswear offerings through our assumption of the IZOD women’s sportswear collection, which was previously a licensed business. We offered our first collection of men’s Timberland sportswear for Fall 2008, assuming the line from our licensor, The Timberland Company.

•

Continue to strengthen the competitive position and image of our current brand portfolio. We intend for each of our brands to be a leader in its respective market segment, with strong consumer awareness and loyalty. We believe that our brands are successful because we have positioned each one to target distinct consumer demographics and tastes. We will continue to design and market our branded products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers and increase consumer loyalty. We will seek to increase our market share in our businesses by expanding our presence through product extensions and increased floor space. We are also committed to investing in our brands through advertising and other means to maintain strong customer recognition of our brands.

•

Continue to build our brand portfolio through acquisition and licensing opportunities. While we believe we have an attractive and diverse portfolio of brands with growth potential, we will also continue to explore acquisitions of companies or trademarks and licensing opportunities that we believe are additive to our overall business, such as is the case with the proposed acquisition of Tommy Hilfiger. New license opportunities allow us to fill new product and brand portfolio needs. We take a disciplined approach to acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies and, where appropriate, by extending the brand through licensing.

•

Pursue international growth. We intend to expand the international distribution of our brands, and, to date, have done so principally through licensing. As of January 31, 2010, we have approximately 50 license agreements, covering approximately 150 territories outside of the United States, to use our heritage brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances. We also conduct international business directly. We expanded our wholesale operations in 2007 and again in 2008 to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we believe we are underpenetrated, such as Europe and Asia. The Tommy Hilfiger acquisition, if completed, would present us with additional opportunities to conduct this business directly in Europe.

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

Calvin Klein

Our Calvin Klein business consists of (1) licensing and similar arrangements worldwide of the Calvin Klein Collection, ck Calvin Klein and Calvin Klein brands for a broad array of products, including women’s sportswear, jeanswear, underwear, fragrances, eyewear, men’s tailored clothing, women’s suits and dresses, hosiery, socks, footwear, swimwear, jewelry, watches, outerwear, handbags, leather goods, home furnishings and accessories, as well as to operate retail stores (Calvin Klein Licensing segment); (2) the marketing of the Calvin Klein Collection brand high-end men’s and women’s apparel and accessories collections through our Calvin Klein Collection flagship store (Retail Apparel and Related Products segment); (3) our Calvin Klein dress furnishings and men’s better sportswear businesses (Wholesale Dress Furnishings and Wholesale Sportswear and Related Products segments, respectively); (4) our Calvin Klein retail stores located principally in premium outlet malls in the United States (Retail Apparel and Related Products segment); and (5) our Calvin Klein Collection wholesale business.

We acquired Calvin Klein because of the significant growth opportunities presented by the Calvin Klein brands. In order to more efficiently and effectively exploit the development opportunities for each brand, a tiered brand strategy was established to provide a focused, consistent approach to global brand growth and development, with each of the Calvin Klein brands occupying a distinct marketing identity and position. An important element of this tiered brand strategy is the preservation of the prestige and image of the Calvin Klein brands. To this end, we maintain a dedicated in-house marketing, advertising and design division of Calvin Klein that oversees a worldwide marketing, advertising and promotions program. In 2009, over $275 million was spent globally in connection with the advertisement, marketing and promotion of the Calvin Klein brands and products sold by us, Calvin Klein’s licensees and other authorized users of the Calvin Klein name. Calvin Klein designs and/or controls all design operations and product development for most of its licensees.

Calvin Klein Licensing

An important source of our revenue is Calvin Klein’s arrangements with licensees and other third parties worldwide that manufacture and distribute globally a broad array of products under the Calvin Klein brands. For 2009, approximately 41% of Calvin Klein’s royalty, advertising and other revenue was generated domestically and approximately 59% was generated internationally. Calvin Klein combines its design, marketing and imaging skills with the specific manufacturing, distribution and geographic capabilities of its licensing and other partners to develop, market and distribute a variety of goods across a wide range of categories and to expand existing lines of business. Calvin Klein’s largest licensing and other partners in terms of royalty, advertising and other revenue earned by Calvin Klein in 2009 were Warnaco, which accounted for approximately 43%, and Coty, Inc. and G-III Apparel Group Ltd., which each accounted for approximately 12%.

Calvin Klein has approximately 45 wholesale product licensing arrangements. The products offered by Calvin Klein’s licensing partners include:

Licensing Partner	Product Category
CK Watch and Jewelry Co., Ltd. (Swatch SA)	Men’s and women’s watches (worldwide) and women’s jewelry (worldwide, excluding Japan)
CK21 Holdings Pte, Ltd.	Men’s and women’s bridge apparel, shoes and accessories (Asia, excluding Japan)
Coty, Inc.	Men’s and women’s fragrance and bath products (worldwide)
DWI Holdings, Inc. / Himatsingka Seide, Ltd.	Soft home bed and bath furnishings (United States, Canada, Mexico, Central America & South America)
G-III Apparel Group, Ltd.	Men’s and women’s coats; women’s better suits, dresses and sportswear; women’s active performance wear (United States, Canada & Mexico)

Jimlar Corporation	Men’s and women’s footwear: better (United States, Canada & Mexico); bridge (North America, Europe & Middle East); collection (worldwide)
Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)
McGregor Industries, Inc. / American Essentials, Inc.	Men’s and women’s socks and women’s tights (United States, Canada, Mexico, South America, Europe, Middle East and Asia, excluding Japan)
Onward Kashiyama Co. Ltd.	Men’s and women’s bridge apparel and women’s accessories (Japan)
Peerless Delaware, Inc.	Men’s better and bridge tailored clothing (United States, Canada & Mexico; South America (non-exclusive))
Warnaco, Inc.

Men’s, women’s and children’s jeanswear (nearly worldwide); men’s and boy’s underwear and sleepwear (worldwide); women’s and girl’s intimate apparel and sleepwear (worldwide); women’s swimwear (worldwide); men’s better swimwear (worldwide); men’s and women’s bridge apparel and accessories (Europe, Africa & Middle East)

Calvin Klein entered into a license agreement during 2009 for men’s and women’s golf apparel and certain golf accessories.

Warnaco is the beneficial owner of the Calvin Klein mark for men’s and boy’s underwear and sleepwear and women’s and girl’s intimate apparel and sleepwear. However, Warnaco pays Calvin Klein an administration fee based on Warnaco’s worldwide sales of such products under an administration agreement between Calvin Klein and Warnaco. Warnaco, as the beneficial owner of the Calvin Klein mark for such products, controls the design and advertising related thereto.

Heritage Business

Our “heritage” business encompasses the design, sourcing and marketing of dress shirts, neckwear, sportswear and footwear under our portfolio of owned and licensed nationally recognized brands. Our wholesale business represents our core business and we believe that it is the basis for our brand equity. Our products are distributed at wholesale in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States. We added neckwear to our wholesale business in January 2007 in connection with the Superba acquisition. A few of our customers, including Macy’s, Inc., J.C. Penney Company, Inc., Kohl’s Corporation, and Wal-Mart Stores, Inc. account for significant portions of our revenue. Sales to our five largest customers were 31.0% of our revenue in 2009, 31.7% of our revenue in 2008 and 30.2% of our revenue in 2007. Macy’s, our largest customer, accounted for 11.9% of our revenue in 2009, 11.5% of our revenue in 2008 and 9.7% of our revenue in 2007.

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

We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing inventory management. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, our broad array of product availability and our quick response capabilities. Certain of our products can be ordered at any time through our EDI replenishment systems. For customers who reorder these products, we generally ship these products within one to two days of order receipt. At the end of 2009 and 2008, our backlog of open customer orders totaled $114 million and $131 million, respectively.

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

We market both dress shirts and neckwear principally under the ARROW, Calvin Klein, ck Calvin Klein, Calvin Klein Collection, IZOD, Eagle, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, DKNY, Tommy Hilfiger, Elie Tahari, J. Garcia and MICHAEL Michael Kors brands. We also market dress shirts under the Van Heusen, Geoffrey Beene and CHAPS brands and neckwear under the Nautica, Michael Kors Collection, Jones New York, Ike Behar, Ted Baker, Axcess, U.S. POLO ASSN., Hart Schaffner Marx, Bugatti, City of London, Claiborne and Robert Graham brands.

The following provides additional information for some of the more significant brands, as determined based on 2009 sales volume:

The Van Heusen dress shirt has provided a strong foundation for us for most of our history and is the best selling dress shirt brand in the United States. The Van Heusen dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed principally in department stores, including Belk, Inc., Macy’s and JCPenney.

ARROW is the second best selling dress shirt brand in the United States. ARROW dress shirts and neckwear target the updated classical consumer, are marketed at opening to moderate price points and are distributed principally in mid-tier department stores, including Kohl’s and Sears, Roebuck and Co.

Calvin Klein dress shirts and neckwear target the modern classical consumer, are marketed at better price points and are distributed principally in department stores, including Macy’s and Dillard's, Inc. We also offer our Calvin Klein Collection and ck Calvin Klein dress shirts to the more limited channel of luxury department and specialty stores and freestanding Calvin Klein Collection and ck Calvin Klein stores.

The Geoffrey Beene dress shirt is the best selling designer dress shirt brand in the United States. The Geoffrey Beene dress shirt targets the more style-conscious consumer, is marketed at moderate to upper moderate price points and is distributed principally in department and specialty stores, including Macy’s and Casual Male Retail Group, Inc. We market Geoffrey Beene dress shirts under a license agreement with Geoffrey Beene, Inc. that expires on December 31, 2013.

Kenneth Cole New York and Kenneth Cole Reaction dress shirts and neckwear target the modern consumer, are marketed at bridge and better price points, respectively, and are distributed principally in department stores, including Dillard’s and Macy’s. We market both brands of Kenneth Cole dress shirts and neckwear under a license agreement with Kenneth Cole Productions (Lic), Inc. that expires on December 31, 2014, which we may extend through December 31, 2019.

The CHAPS dress shirt targets the updated traditional consumer and is marketed at moderate price points. The CHAPS dress shirt is distributed principally at Kohl’s. We market CHAPS dress shirts under a license agreement with PRL USA, Inc. and The Polo/Lauren Company, LP that expires on March 31, 2014.

JOE Joseph Abboud dress shirts and neckwear target the more youthful, classical consumer, are marketed at moderate to better price points and are distributed principally in department stores, including JCPenney. We market JOE

Joseph Abboud dress shirts and neckwear under a license agreement with J.A. Apparel Corp. that expires on December 31, 2012 and which we may extend, subject to mutual consent, through December 31, 2015.

DKNY dress shirts and neckwear target the modern consumer, are marketed at better price points and are distributed principally in department stores, including Macy’s. We market DKNY dress shirts and neckwear under license agreements with Donna Karan Studio, LLC that expire on December 31, 2012 and June 30, 2010, respectively. We may extend our dress shirt license agreement, subject to certain conditions, through December 31, 2017. It is currently our intention to renew the neckwear license agreement.

IZOD dress shirts and neckwear target the modern traditional consumer, are marketed at moderate price points and are distributed principally in department stores, including Belk and JCPenney.

Donald J. Trump Signature Collection dress shirts and neckwear target the modern classical consumer, are marketed at better price points and are distributed principally at Macy’s. We market Donald J. Trump Signature Collection dress shirts and neckwear under a license agreement with Donald J. Trump that expires on December 31, 2012.

Tommy Hilfiger dress shirts and neckwear target the classic American consumer, are marketed at better price points and are distributed principally at Macy’s. We market Tommy Hilfiger dress shirts and neckwear under license agreements with Tommy Hilfiger Licensing, LLC that expire on March 31, 2012. The dress shirt license agreement may be extended for up to two additional terms ending March 31, 2015 and March 31, 2018, respectively, subject to certain conditions.

MICHAEL Michael Kors dress shirts and neckwear target the modern consumer, are marketed at moderate to better price points and are distributed principally in department stores, including Macy’s and The Bon-Ton Stores, Inc. We market MICHAEL Michael Kors dress shirts and neckwear under a license agreement with Michael Kors, LLC that expires on January 31, 2013 and which we may extend, subject to mutual consent, through January 31, 2016.

The Eagle dress shirt, a 100% cotton, no-iron shirt, and Eagle neckwear target the updated traditional consumer, are marketed at better price points and are distributed principally in department stores, including Macy’s.

We also offer private label dress shirt and neckwear programs to retailers. Private label offerings enable a retailer to sell its own line of exclusive merchandise at generally higher margins. These programs present an opportunity for us to leverage our design, sourcing, manufacturing and logistics expertise. Our private label customers work with our designers to develop the styles, sizes and cuts that the customers desire to sell in their stores under their private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy product exclusivity at generally higher margins. Private label products, however, generally do not have the same level of consumer recognition as branded products and private label manufacturers do not generally provide retailers with the same breadth of services and in-store sales and promotional support as branded manufacturers. We market private label dress shirts and neckwear to national department and mass market stores. Our private label dress shirt program currently consists of George for Wal-Mart and Apt. 9 for Kohl’s. Our private label neckwear programs include Murano, Daniel Cremieux and Roundtree & Yorke for Dillard’s, Club Room and Via Europe for Macy’s, Croft & Barrow and Apt. 9 for Kohl’s, Express for Express stores, Merona for Target Corporation, John W. Nordstrom for Nordstrom, Inc. and Stafford and J. Ferrar for JCPenney.

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

IZOD is the best selling branded men’s knit sport shirt in the United States. IZOD men’s sportswear consists of six related separate concepts under the classic IZOD blue label (updated classic sportswear), IZOD Golf (golf/resort lifestyle sportswear), IZOD XFG (functional/performance oriented golf apparel), IZOD red label (IZOD LX, a line of sportswear exclusive to Macy’s), IZOD Jeans (denim bottoms and related tops) and IZOD PerformX (performance-fabricated activewear) sub-brands. IZOD men’s sportswear is targeted to the active consumer, is marketed at moderate to upper moderate price points and is distributed principally in department stores, including Macy’s, Belk, Bon-Ton and JCPenney.

IZOD women’s apparel consists of a range of sportswear targeted to the active consumer. The brand is marketed at moderate to upper moderate price points and is distributed principally in department stores, including Belk, Bon-Ton and JCPenney.

Van Heusen is the best selling branded men’s woven sport shirt in the United States. The Van Heusen sportswear collection also includes knit sport shirts, chinos and sweaters. Like Van Heusen dress shirts, Van Heusen sport shirts, chinos and sweaters target the updated classical consumer, are marketed at opening to moderate price points and are distributed principally in department stores, including JCPenney, Belk, Macy’s and Bon-Ton.

ARROW is the second best selling branded men’s woven sport shirt in the United States. ARROW sportswear consists of men’s knit and woven tops, sweaters and bottoms. ARROW sportswear targets the updated traditional consumer, is marketed at moderate price points and is distributed principally in mid-tier department stores, including Kohl’s and Sears.

Calvin Klein men’s sportswear targets the modern classical consumer, is marketed at better price points and is distributed principally in better fashion department and specialty stores, including Macy’s and Dillard’s.

Timberland men’s sportswear is targeted to an active consumer, is marketed at opening better men’s collection price points and is distributed principally in department stores, including Macy’s, Belk and Bon-Ton and through The Timberland Company’s outlet retail stores. We market Timberland men’s sportswear at wholesale under a license agreement with The Timberland Company that expires on December 31, 2012 and which we may extend, subject to certain conditions, through December 31, 2017.

Geoffrey Beene sportswear is distributed on a limited basis and is positioned as an updated classic designer label for men’s woven and knit sport shirts, targeting a style-conscious consumer. We market Geoffrey Beene men’s sportswear at wholesale under the same license agreement as we market Geoffrey Beene dress shirts, which expires on December 31, 2013.

Retail

We operate approximately 650 retail locations under the Van Heusen, IZOD, Bass, Calvin Klein and Calvin Klein Collection names. We decided in 2008 not to renew our license to operate Geoffrey Beene outlet retail stores and closed our Geoffrey Beene outlet retail division at the end of 2008. (Please see Note 14, “Activity Exit Costs and Asset Impairments” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.)

We operate stores principally in outlet centers in the United States. We also operate a full price store located in New York City under the Calvin Klein Collection brand in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. Additionally, we operate a limited number of retail stores located principally in the United Kingdom that primarily market Van Heusen brand dress furnishings. Our outlet stores range in size from 1,000 to 14,000 square feet, with an average of approximately 5,000 square feet. We believe our retail stores are an important complement to our wholesale operations because we believe that the stores further enhance consumer awareness of our brands by offering products that are not available in our wholesale lines, while also providing a means for managing excess inventory.

Retail Apparel and Related Products - Our Van Heusen stores are located principally in outlet centers and offer men’s dress shirts, neckwear and underwear, men’s and women’s suit separates, men’s and women’s sportswear, including woven and knit shirts, sweaters, bottoms and outerwear, and men’s and women’s accessories. These stores are targeted to the value-conscious consumer who looks for classically styled, moderately priced apparel.

Our IZOD stores are located principally in outlet centers and offer men’s and women’s active-inspired sportswear, including woven and knit shirts, sweaters, bottoms and activewear and men’s fragrance. These stores focus on golf, travel and resort clothing.

Our Calvin Klein stores are located principally in premium outlet centers and offer men’s and women’s apparel and other Calvin Klein products to communicate the Calvin Klein lifestyle. We also operate one Calvin Klein Collection store, located on Madison Avenue in New York City, that offers Calvin Klein Collection men’s and women’s high-end collection apparel and accessories and other products under the Calvin Klein brands.

Retail Footwear and Related Products - Our Bass stores offer casual and dress shoes for men, women and children. Most of our Bass stores also carry apparel for men and women, including tops, neckwear, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear.

Licensing

In addition to our Calvin Klein licensing business, we license our heritage brands globally for a broad range of products through approximately 40 domestic and 50 international license agreements covering approximately 150 territories combined.

We grant licensing partners the right to manufacture and sell at wholesale specified products under one or more of our brands. In addition, certain foreign licensees are granted the right to open retail stores under the licensed brand name. A substantial portion of the sales by our domestic licensing partners is made to our largest wholesale customers. We provide support to our licensing partners and seek to preserve the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight.

We license our Van Heusen, IZOD, ARROW, Bass and G.H. Bass & Co. brand names for various products worldwide. We also sublicense the Geoffrey Beene brand name for certain products.

The products offered by our licensing partners under these brands include:

Licensing Partner	Product Category

Arvind Mills, Ltd.	ARROW men’s and women’s dresswear, sportswear and accessories (India, Middle East, Sri Lanka, Bangladesh, Maldives & Nepal); IZOD men’s sportswear and accessories (India)
Clearvision Optical Company, Inc.	IZOD men’s and children’s optical eyewear and related accessories (United States)
E.C.C.E.	ARROW men’s and women’s dresswear, sportswear and accessories (France, Switzerland, Andorra & Morocco)
Fishman & Tobin, Inc.	Van Heusen and ARROW boys’ dresswear and sportswear; IZOD boys’ sportswear; IZOD and ARROW boys’ and girls’ school uniforms; ARROW men’s tailored clothing; IZOD boys’ tailored clothing (United States)
Gazal Apparel Pty Limited	Van Heusen men’s dresswear and accessories (Australia & New Zealand)
Gemini Cosmetics, Inc.	IZOD men’s fragrances (United States)
Harbor Wholesale, Ltd.	Bass and G.H. Bass & Co. wholesale footwear (worldwide)
Industrias Jatu S.A.	ARROW men’s dresswear and sportswear (Venezuela)
Knothe Corp.	IZOD men’s and boys’ sleepwear and loungewear (United States)
Manufacturas Interamericana S.A.	ARROW men’s and women’s dresswear, sportswear and accessories (Chile & Uruguay)
Peerless Delaware, Inc.	Van Heusen and IZOD men’s tailored clothing (United States & Mexico)
Humphrey’s Accessories LLC/Randa Corp. d/b/a Randa Accessories	ARROW men’s and boys’ small leather goods, belts and accessories (United States & Canada); Van Heusen men’s and boys’ neckwear (United States)
Thanulux Public Company, Ltd.	ARROW men’s dresswear, sportswear and accessories; ARROW women’s dresswear and sportswear (Thailand &Vietnam)
Wear Me Apparel Corp. d/b/a Kids Headquarters	IZOD childrenswear (United States)
WestPoint Home, Inc.	IZOD home products (United States)

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

A significant factor in the continued strength of our brands is our in-house design teams. We form separate teams of designers and merchandisers for each of our brands, creating a structure that focuses on the special qualities and identity of each brand. These designers and merchandisers consider consumer taste and lifestyle and trends when creating a brand or product plan for a particular season. The process from initial design to finished product varies greatly, but generally spans six to ten months prior to each selling season. Our product lines are developed primarily for two major selling seasons, Spring and Fall. However, certain of our product lines offer more frequent introductions of new merchandise.

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

We began implementing a series of restructuring initiatives during the fourth quarter of 2008 and we completed substantially all of them by the end of 2009. These initiatives included a realignment of our global sourcing organization and the shutdown of domestic production of machine-made neckwear. We decided to realign our global sourcing organization structure to make more efficient use of our internal resources with the intended goals of reducing product development cycle times and improving the efficiency of our sourcing operations. Our decision to shut down domestic production of machine-made neckwear was made to lower our neckwear product costs.

In 2009, approximately 160 different manufacturers produced our apparel products in approximately 200 factories and approximately 25 countries worldwide. With the exception of handmade neckwear, which is made in our Los Angeles, California facility and which accounts for less than 10% of our total quantity of neckwear sourced and produced, virtually all of our products are produced by independent manufacturers located in foreign countries. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production, and quantities are finalized at that time. We believe we are one of the largest users of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. Most of our dress shirts and all of our sportswear are sourced and manufactured in the Far East, the Indian subcontinent, the Middle East, the Caribbean and Central America. Our footwear is sourced and manufactured through third party suppliers principally in the Far East, Europe, South America and the Caribbean. Our neckwear fabric is sourced primarily from Europe and the Far East. The manufacturers of all of these items are required to meet our quality, cost and human rights requirements. No single supplier is critical to our production needs, and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. Given our extensive network of sourcing partners, we believe we are able to obtain goods at a low cost and on a timely basis.

Our foreign offices and buying agents enable us to monitor the quality of the goods manufactured by, and the delivery performance of, our suppliers, which includes the enforcement of human rights and labor standards through our ongoing approval and monitoring system. In addition, sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made either to increase or reduce inventories. We continually seek additional suppliers throughout the world for our sourcing needs and place our orders in a manner designed to limit the risk that a disruption of production at any one facility could cause a serious inventory problem. We have not experienced significant production delays or difficulties in importing goods. Our purchases from our suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced.

Warehousing and Distribution

To facilitate distribution, our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment. Ranging in size from 20,000 to 747,000 square feet, our centers are located in Arkansas, California, Georgia, North Carolina, Pennsylvania, Tennessee and Trento, Italy. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores, as the case may be, on a cost-effective basis. This includes the use of various forms of electronic communications to meet customer needs, including advance shipping notices for all major customers. In addition, we contract with third parties for warehousing and distribution in Canada and Europe to provide responsive service for our foreign wholesale operations.

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

We advertise our brands in national print media (including fashion, entertainment/human interest, business, men’s, women’s and sports magazines and The New York Times), on the Internet, on television, in movie theaters and through outdoor signage and sports sponsorships. We recently entered into an agreement for our IZOD brand to be the title sponsor of the newly re-named IZOD IndyCar Series for a five-year term commencing with the 2010 season and also continue to be the official apparel partner of the Indy Racing League and the Indianapolis Motor Speedway. We have also contracted with the New Jersey Sports and Exposition Authority for the naming rights to the IZOD Center sports and entertainment arena and are also a sponsor of the National Basketball Association’s New Jersey Nets. Our Van Heusen brand is the sponsor of the Van Heusen Pro Football Hall of Fame Fan’s Choice, through which football fans can express their opinions on who should get elected to the Pro Football Hall of Fame. We also participate in cooperative advertising programs with our customers, as we believe that brand awareness and in-store positioning are further strengthened by our contributions to such programs.

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

We believe Calvin Klein is one of the most well-known designer names in the world. One of the efforts that has helped to establish and maintain the Calvin Klein name and image is its high-profile, often cutting-edge advertising campaigns that have stimulated publicity, curiosity and debate among customers and consumers, as well as within the fashion industry over the years. Calvin Klein has a dedicated in-house advertising agency, with experienced in-house creative and media teams that develop and execute a substantial portion of the institutional consumer advertising placement for products under the Calvin Klein brands. The advertising team works closely with other functional areas within Calvin Klein and its licensing and other partners to deliver a consistent and unified brand message to the consumer. Calvin Klein oversees a worldwide marketing, advertising and promotions program. In 2009, over $275 million was spent globally in connection with the advertisement, marketing and promotion of the Calvin Klein brands and products sold by us, Calvin Klein’s licensees and other authorized users of the Calvin Klein name.

Calvin Klein products are advertised primarily in national print media, through outdoor signage and on television. We believe promotional activities throughout the year further strengthen brand awareness of the Calvin Klein brands. The Spring and Fall Calvin Klein Collection apparel lines are presented at fashion shows in New York City and Milan, which typically generate extensive media coverage. Other Calvin Klein promotional efforts include in-store events, product launch events, gift-with-purchase programs, participation in charitable and special corporate-sponsored events and providing outfits to celebrities for award ceremonies and premieres.

Trademarks

We own the Van Heusen, Bass, G.H. Bass & Co., IZOD, ARROW and Eagle brands, as well as related trademarks and lesser-known names. We beneficially own the Calvin Klein marks and derivative marks (for products other than underwear, sleepwear and loungewear). Calvin Klein and Warnaco are each an owner (for their respective products) of the Calvin Klein Trademark Trust, which is the sole and exclusive title owner of substantially all registrations of the Calvin Klein trademarks. The sole purpose of the Trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the Trust pursuant to a servicing agreement. The Trust licenses to Warnaco on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks on men’s and boys’ underwear and sleepwear and women’s and girls’ intimate apparel and sleepwear, and to Calvin Klein on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks on all other products. Warnaco pays us an administrative fee based on Warnaco’s worldwide sales of underwear, intimate apparel and sleepwear products bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco.

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

Contingent Purchase Price Payments

Prior to our acquisition of Calvin Klein, Calvin Klein was obligated to pay Mr. Calvin Klein and his heirs in perpetuity a percentage of sales of certain products bearing any of the Calvin Klein brands under a design services letter agreement. In connection with our acquisition of Calvin Klein, we bought all of Mr. Klein’s rights under that agreement in consideration for a warrant to purchase our common stock and for granting him the right to receive from us contingent purchase price payments based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. In addition, Mr. Klein was released from all of his obligations under that agreement, including his obligation to render design services to Calvin Klein, and the design services letter agreement was terminated. Our obligation to make contingent purchase price payments to Mr. Klein in connection with our acquisition of Calvin Klein is guaranteed by our Calvin Klein subsidiaries and is secured by a subordinated pledge of all of the equity interests in our Calvin Klein subsidiaries and a subordinated lien on substantially all of our domestic Calvin Klein subsidiaries’ assets. Events of default under the agreements governing the collateral for our contingent payment obligations to Mr. Klein, include, but are not limited to (1) our failure to make payments to Mr. Klein when due, (2) covenant defaults, (3) cross-defaults to other indebtedness in excess of an agreed amount, (4) events of bankruptcy, (5) monetary judgment defaults and (6) a change of control, including the sale of any portion of the equity interests in our Calvin Klein subsidiaries. An event of default under those agreements would permit Mr. Klein to foreclose on his security interest in the collateral. In addition, if we fail to pay Mr. Klein a contingent purchase price payment when due and such failure to pay continues for 60 days or more after a final judgment by a court is rendered relating to our failure to pay, Mr. Klein will no longer be restricted from competing with us as he otherwise would be under the non-competition provisions contained in the purchase agreement relating to our acquisition of Calvin Klein, although he would still not be able to use any of the Calvin Klein brands or any similar trademark in any competing business.

In connection with the Superba acquisition, we were obligated to pay the seller contingent purchase price payments if the earnings of the acquired business exceeded certain targets in 2007, 2008 and 2009. Any such contingent purchase price payment was payable 90 days after the applicable fiscal year end. Such contingent purchase price payments totaled $14.5 million in the first quarter of 2008 based on the actual calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. The acquired business did not achieve the minimum earnings in 2008 and 2009 required for a payout.

Competition

The apparel and footwear industries are competitive as a result of their fashion orientation, mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Some of our larger branded apparel and footwear competitors include Polo Ralph Lauren Corporation, V.F. Corporation, Perry Ellis International, Inc., The Timberland Company and The Rockport Company, LLC. With respect to Calvin Klein, we believe The Donna Karan Company, LLC, Polo Ralph Lauren’s Purple Label, Giorgio Armani SPA, Gucci Group N.V. and Prada SPA Group also are our competitors. In addition, we face significant competition from retailers, including our own wholesale customers, through their private label programs.

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

Employees

As of January 31, 2010, we employed approximately 5,300 persons on a full-time basis and approximately 5,500 persons on a part-time basis. Approximately 3% of our employees were represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	52	Chairman and Chief Executive Officer
Allen E. Sirkin	67	President and Chief Operating Officer
Michael A. Shaffer	47	Executive Vice President and Chief Financial Officer
Francis K. Duane	53	Vice Chairman, Wholesale Apparel
Paul Thomas Murry	59	President and Chief Executive Officer, Calvin Klein

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

Mr. Francis K. Duane served as President of our Izod division from 1998 until 2001, was named Vice Chairman, Sportswear in 2001 and Vice Chairman, Wholesale Apparel in March 2006.

Mr. Paul Thomas Murry has been employed by Calvin Klein since 1996. Mr. Murry retained his position as President and Chief Operating Officer, Calvin Klein upon our acquisition of Calvin Klein in 2003 and was named President and Chief Executive Officer, Calvin Klein in September 2008.

Item 1A. Risk Factors

As noted in Item 1 of this report, our discussions herein, including with respect to the risk factors discussed below, do not contemplate the effects of the completion of our proposed acquisition of Tommy Hilfiger, expect where specifically noted. The completion of this acquisition could exacerbate our susceptibility to the risk factors below, as well as create additional risks to the Company, our financial condition and results of operations and an investment in our securities.

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

Economic conditions may adversely affect our business, our customers and our financing and other contractual arrangements. Recent and future economic developments may lead to a reduction in consumer spending overall, which could have an adverse impact on our revenue and profitability. Such events could also adversely affect the businesses of our wholesale and retail customers, which may, among other things, result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, and may cause such customers to reduce or discontinue orders of our products. Financial difficulties of customers may also affect the ability of our customers to access credit markets or lead to higher credit risk relating to receivables from customers.

Recent or future turmoil in the financial and credit markets could make it more difficult for us to obtain financing or refinance existing debt when the need arises or on terms that would be acceptable to us.

A substantial portion of our revenue and gross profit is derived from a small number of large customers and the loss of any of these customers could substantially reduce our revenue.

A few of our customers, including Macy’s, JCPenney, Kohl’s and Wal-Mart, account for significant portions of our revenue. Sales to our five largest customers were 31.0% of our revenue in 2009, 31.7% of our revenue in 2008 and 30.2% of our revenue in 2007. Macy’s, our largest customer, accounted for 11.9% of our revenue in 2009, 11.5% of our revenue in 2008 and 9.7% of our revenue in 2007. We do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners, could substantially reduce our revenue and materially adversely affect our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. In addition, store closings by our customers decrease the number of stores carrying our apparel products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

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

We cannot assure you that we can successfully execute any of these actions or our growth strategy for the Calvin Klein brands, nor can we assure you that the launch of any Calvin Klein branded products or businesses by us or our licensees or that the continued offering of these lines will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to successfully carry out our growth strategy may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space and develop new relationships with apparel retailers, economic and competitive conditions, changes in consumer spending patterns and changes in consumer tastes and style trends. If we fail to develop and grow successfully the Calvin Klein business, our financial condition and results of operations may be materially and adversely affected. We would have similar exposure with respect to the Tommy Hilfiger brands and businesses if that acquisition is completed.

The success of Calvin Klein depends on the value of our Calvin Klein brands, and if the value of those brands were to diminish, our business could be adversely affected.

Our success depends on our brands and their value. The Calvin Klein name is integral to the existing Calvin Klein business, as well as to our strategies for continuing to grow and expand Calvin Klein. The Calvin Klein brands could be adversely affected if Mr. Klein’s public image or reputation were to be tarnished. We would have similar exposure with respect to the Tommy Hilfiger brands and Mr. Hilfiger should that acquisition be completed.

Our level of debt could impair our financial condition.

We had approximately $400 million of long-term debt, $135 million of outstanding letters of credit and $190 million of additional amounts available for borrowing as of January 31, 2010. Our level of debt could have important consequences to investors, including:

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

•

any borrowings we make at variable interest rates, including our revolving credit facility, leave us vulnerable to increases in interest rates generally; and

•

our proposed acquisition of Tommy Hilfiger, if consummated, will require us to incur a significant amount of debt, and we will be required to utilize a significant portion of our cash flow to pay the interest and principal on such debt.

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

These risks would be increased if our proposed acquisition of Tommy Hilfiger is completed, as that business has significant operations outside of the United States.

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

•

a significant decrease in availability or increase in cost of raw materials;

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

•

significant fluctuation of the value of the United States dollar against foreign currencies; and

•

restrictions on transfers of funds out of countries where our foreign licensees are located.

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

In 2009, $328.0 million, or 13.7%, of our revenue was derived from licensing royalties, advertising and other revenue, principally in our Calvin Klein Licensing segment. Royalty, advertising and other revenue from Calvin Klein’s three largest licensing partners accounted for approximately 67% of its royalty, advertising and other revenue in 2009. We also derive licensing revenue from our Van Heusen, IZOD, Bass, G.H. Bass & Co. and ARROW brand names, as well as from the sublicensing of Geoffrey Beene. Our three largest licensing partners accounted for approximately 31% of royalty, advertising and other revenue for these brand names as a group in 2009. The operating profit associated with our royalty, advertising and other revenue is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant licensing partner, whether due to the termination or expiration of the relationship, the cessation of the licensing partner’s operations or otherwise (including as a result of financial difficulties of the partner), without an equivalent replacement, could materially affect our profitability.

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

Our licensing business makes us susceptible to the actions of third parties over whom we have limited control.

We rely on our licensing partners to preserve the value of our brands. Although we make every attempt to protect our brands through, among other things, approval rights over design, production quality, packaging, merchandising, distribution, advertising and promotion of our products, we cannot assure you that we can control the use by our licensing partners of each of our licensed brands. The misuse of our brands by a licensing partner could have a material adverse effect on our business, financial condition and results of operations. For example, Calvin Klein in the past has been involved in legal proceedings with Warnaco with respect to certain quality and distribution issues. Warnaco is entitled to control design and advertising related to the sale of underwear, intimate apparel and sleepwear products bearing the Calvin Klein marks, although to date, it continues to work with Calvin Klein’s in-house advertising agency while exercising its rights with respect to design. We cannot assure you that Warnaco will continue to maintain the same standards of design and, if it assumes control, advertising that has been maintained by Calvin Klein, although we believe they are generally obligated to do so.

Additionally, some of our licensees, including some of our largest Calvin Klein licensees, are not United States entities and may be able to produce or sell goods in places prohibited under United States federal law or regulation. For example, foreign licensees may have rights to produce or sell goods in Iran, North Korea, Cuba, Syria or Sudan, which are prohibited under United States law. Such activity, even if legal for a licensee or other authorized party, could bring our brands into disrepute, resulting in a material adverse effect on our business, financial condition and results of operations.

Our retail stores are heavily dependent on the ability and desire of consumers to travel and shop.

Our retail stores are located principally in outlet malls, which are typically located in or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. As a result, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks, which would lead to decreased travel, could have a material adverse affect on us. In addition, we may be adversely affected by reduced travel due to economic conditions. Other factors which could affect the success of our stores include:

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

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights. Since our acquisition of Calvin Klein, we are more susceptible to infringement of our intellectual property rights, as the Calvin Klein brands enjoy significant worldwide consumer recognition, and the generally higher pricing of Calvin Klein branded products creates additional incentive for counterfeiters and infringers. The acquisition of Tommy Hilfiger would create similar risks with regard to the Tommy Hilfiger brands. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenue. We cannot assure you that the actions we take to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. For example, in the past we were involved in proceedings relating to a company’s claim of prior rights to the IZOD mark in Mexico and to another company’s claim of prior rights to the Calvin Klein mark in Chile. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands, both domestically and internationally.

Our success is dependent on the strategies and reputation of our licensors.

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. This strategy is designed to provide stability should market trends shift. As part of this strategy we license the names and brands of recognized designers and celebrities, including Kenneth Cole, Sean “Diddy” Combs (Sean John), Donald J. Trump, Michael Kors, Joseph Abboud, Donna Karan (DKNY), Tommy Hilfiger, Ike Behar, Elie Tahari and Robert Graham. In entering into these license agreements, we target our products towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition between our own products and maximize profitability. If any of our licensors determines to “reposition” a brand we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual’s images, reputations or popularity were to be negatively impacted.

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

The failure to compete effectively or to keep pace with rapidly changing markets could have a material adverse effect on our business, financial condition and results of operations. In addition, if we misjudge the market for our products, we could be faced with significant excess inventories for some products and missed opportunities for others.

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

One component of our growth strategy contemplates our making select acquisitions if appropriate opportunities arise. Prior to completing any acquisition, including our proposed acquisition of Tommy Hilfiger, our management team identifies expected synergies, cost savings and growth opportunities. However, these benefits may not be realized due to, among other things:

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

We cannot assure you that any acquisition will not have a material adverse impact on our financial condition and results of operations. Our proposed acquisition of Tommy Hilfiger is subject to conditions, which may not be satisfied, in which event the transaction may not close. There can be no assurance that we can obtain the financing that we need to complete the deal or that such financing can be obtained on the terms currently contemplated. Our plans and results of operations will be affected by our ability to realize benefits from the acquisition of Tommy Hilfiger, if the acquisition is consummated. If the transaction does not close due to the failure to obtain the financing or satisfy certain other conditions, we have agreed to pay €69.0 million to the selling shareholders. Certain additional significant costs will be incurred regardless of whether the acquisition is completed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties which we currently occupy are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate, apparel and footwear administrative offices and showrooms	Leased	199,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	183,000
Bridgewater, New Jersey	Corporate, finance and retail administrative offices	Leased	210,000
Los Angeles, California	Warehouse and neckwear manufacturing facility	Leased	200,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	747,000
Austell, Georgia	Warehouse and distribution center	Leased	562,000
Chattanooga, Tennessee	Warehouse and distribution center	Owned	451,000
Reading, Pennsylvania	Warehouse and distribution center	Owned	410,000
Brinkley, Arkansas	Warehouse and distribution center	Owned	112,000
Hong Kong, China	Corporate administrative offices	Leased	54,000
Trento, Italy	Calvin Klein administrative offices and warehouse	Leased	42,000
Milan, Italy	Calvin Klein administrative offices and showroom	Leased	15,000

In addition, we lease certain other administrative/support offices and showrooms in various domestic and international locations. We also currently lease and operate approximately 650 retail locations in the United States and a limited number of retail locations principally in the United Kingdom.

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

Item 4. Reserved

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and the dividends declared on our common stock appear in the Notes to Consolidated Financial Statements included in Item 8 of this report under Note 10, “Stockholders’ Equity,” and under the heading “Selected Quarterly Financial Data- Unaudited” on page F-36. See Note 6, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 16, 2010, there were 723 stockholders of record of our common stock. The closing price of our common stock on March 16, 2010 was $53.78.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 2, 2009 -
November 29, 2009	17	$ 43.08	-	-

November 30, 2009 -
January 3, 2010	26	33.12	-	-

January 4, 2010 -
January 31, 2010	635	43.66	-	-

Total	678	$ 43.24	-	-

___________________

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the fourth quarter of 2009 in connection with the vesting of restricted stock units to satisfy tax withholding requirements.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our Common Stock against the cumulative return of the Russell Midcap Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended January 31, 2010.

Value of $100.00 invested after 5 years:

Our Common Stock	$ 155.17
Russell Midcap Index	$ 113.13
S&P 500 Apparel, Accessories & Luxury Goods Index	$ 102.41

Item 6. Selected Financial Data

Selected Financial Data appears under the heading “Ten Year Financial Summary” on pages F-40 and F-41.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We announced on March 15, 2010 that we had entered into a definitive agreement to acquire Tommy Hilfiger B.V. and certain affiliated companies that are controlled by funds affiliated with Apax Partners L.P., for total consideration of €2.2 billion, or approximately $3.0 billion, plus the assumption of €100 million in liabilities. The consideration includes €1.924 billion in cash and €276 million in shares of our common stock. We have entered into a forward foreign exchange contract with respect to €1.3 billion of the purchase price to hedge against our exposure to changes in the exchange rate for the Euro. Our obligations under this contract are contingent upon the closing of the acquisition. The closing of the transaction is subject to the receipt of financing and other customary conditions, including the receipt of required regulatory approvals. The transaction is expected to close during our second quarter of 2010. If the transaction does not close due to the failure to obtain the financing or satisfy certain other conditions, we have agreed to pay €69.0 million to the selling shareholders.

We expect to finance the €1.924 billion cash portion of the Tommy Hilfiger acquisition and refinance our $300 million of existing senior unsecured notes using a combination of cash on hand, bank debt and public and/or private offerings of debt and/or equity. There can be no assurance that we can obtain the financing that we need to complete the deal or that such financing can be obtained on the terms currently contemplated.

We anticipate that our operations will be significantly impacted if the Tommy Hilfiger acquisition is completed, including the following: (i) the operations of the acquired business will significantly impact our future results, including our revenue, gross margin, operating expenses and cash flows; (ii) the financing of the transaction will significantly impact our capital structure and require significant amounts of our cash flow to pay interest and principal on the debt we incur to finance the transaction; and (iii) we expect to incur significant costs and charges related to the acquisition, which will materially impact our selling, general and administrative expenses in 2010. Certain significant costs will be incurred regardless of whether the acquisition is completed.

As with the other Items in this report, the following management’s discussion and analysis does not contemplate the effects of the Tommy Hilfiger transaction, except where specifically noted.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, Geoffrey Beene, ARROW, CHAPS, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Ted Baker, Jones New York, J. Garcia, Claiborne and Timberland and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2009 year commenced on February 2, 2009 and ended on January 31, 2010; 2008 commenced on February 4, 2008 and ended on February 1, 2009; 2007 commenced on February 5, 2007 and ended on February 3, 2008.

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

References to the “Superba acquisition” refer to our January 2007 acquisition of substantially all of the assets of Superba, Inc., a manufacturer and distributor of neckwear in the United States and Canada.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, ARROW, Bass and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, CHAPS, Donald J. Trump Signature Collection, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Ted Baker, J. Garcia, Claiborne, Jones New York and Timberland, which are licensed.

The difficult economic conditions that existed during 2008 continued into the first half of 2009 and presented many challenges for our businesses. However, as 2009 progressed, the strength behind our businesses and brands intensified, allowing us to generate significant increases in revenue and earnings to our plan, with cash flow reaching over $150 million. We believe that our historical business strategy allowed us to achieve these results. Our business strategy is to manage and market a portfolio of nationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy allows us to provide products to a broad range of consumers while reducing our reliance on any one demographic group, merchandise preference or distribution channel. We have enhanced this strategy by expanding our portfolio of brands through strategic acquisitions of well-known brands, including Calvin Klein and ARROW, that offer additional distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear. We have also broadened our strategy through acquisitions of businesses, including the Superba and Mulberry acquisitions, which are complementary to our heritage businesses. We have successfully pursued growth opportunities in extending our brands through licensing into additional product categories and geographic areas. Our licensing activities, principally our Calvin Klein business, diversify our business model by providing us with a sizeable base of profitable licensing revenues.

A significant portion of our total income before interest and taxes is derived from international sources, primarily driven by the international component of our Calvin Klein licensing business. We have approximately 55 license and other agreements covering over 130 territories outside of the United States for our Calvin Klein brands and approximately 50 license agreements covering approximately 150 territories outside of the United States for our heritage brands, and we intend to continue to expand our operations globally through direct marketing by us and through partnerships with licensees. We recently expanded our international operations to include sales of certain of our products to department and specialty stores throughout Canada and parts of Europe, including through the BVH acquisition, which provided us with a wholesale distribution business in the United Kingdom and Ireland and a limited number of retail stores.

We continued to strengthen our balance sheet in 2009, ending the year with over $480 million in cash, $400 million of long-term debt and no short-term borrowings. We also have significant availability under our revolving credit facility which does not expire until mid-2012. We believe that the strength of our balance sheet, coupled with the systematic and consistent execution and enhancement of our business strategy, will allow us to invest appropriately in our businesses and our brands while capitalizing on opportunities for our future growth.

RESULTS OF OPERATIONS

Operations Overview

We generate net sales from (i) the wholesale distribution of men’s dress shirts and neckwear and men’s and women’s sportswear; and (ii) the sale, through approximately 650 company-operated retail locations, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Bass and Calvin Klein. In addition, into the fourth quarter of 2008, we operated retail stores under the brand name Geoffrey Beene.

We operate stores principally in outlet centers in the United States. We also operate a full price store located in New York City under the Calvin Klein Collection brand in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. Additionally, we operate a limited number of retail stores located principally in the United Kingdom that primarily market Van Heusen brand dress furnishings.

We announced during the fourth quarter of 2008 a series of actions that we planned to undertake to respond to the difficult economic conditions that existed during the second half of 2008 and were expected to (and did) continue into 2009, including restructuring certain of our operations and implementing a number of other cost reduction efforts. We began implementing the restructuring initiatives during the fourth quarter of 2008 and we completed substantially all of them by the end of 2009. The restructuring initiatives included the shutdown of domestic production of machine-made neckwear, a realignment of our global sourcing organization and reductions in warehousing capacity, all of which had headcount reductions associated with them, as well as lease terminations for the majority of our Calvin Klein specialty retail stores and other initiatives to reduce corporate and administrative expenses. We recorded pre-tax charges in the fourth quarter of 2008 in connection with these initiatives that totaled approximately $82 million, of which approximately $64 million related to non-cash asset impairments, principally associated with our retail stores, and approximately $18 million related to lease terminations, severance and other costs. We recorded additional pre-tax charges of $25.9 million related to severance, non-cash asset impairments, Calvin Klein specialty retail store lease terminations and other costs during 2009.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 92% of total royalty, advertising and other revenue in 2009, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is the largest component of selling, general and administrative expenses, comprising 46% of such expenses in 2009. Rent and occupancy for offices, warehouses and retail stores is the next largest expense, comprising 22% of selling, general and administrative expenses in 2009.

The following table summarizes our results of operations in 2009, 2008 and 2007:

	2009	2008	2007
(dollars in millions, except per share amounts)
Net sales	$2,070.8	$2,160.7	$2,127.7
Royalty revenue	245.9	236.6	214.4
Advertising and other revenue	82.1	94.7	83.0
Total revenue	2,398.7	2,491.9	2,425.2

Gross profit	1,182.6	1,200.7	1,191.0
% of total revenue	49.3%	48.2%	49.1%

Selling, general and administrative expenses	938.8	1,028.8	882.5
% of total revenue	39.1%	41.3%	36.4%

Gain on sale of investments	-	1.9	3.3

Income before interest and taxes	243.8	173.7	311.8

Interest expense	33.5	33.6	33.8
Interest income	1.3	6.2	16.7

Income before taxes	211.6	146.3	294.8

Income tax expense	49.7	54.5	111.5

Net income	$ 161.9	$ 91.8	$ 183.3

Diluted net income per share	$ 3.08	$ 1.76	$ 3.21

Net Sales

Our net sales were $2,070.8 million in 2009, $2,160.7 million in 2008 and $2,127.7 million in 2007. The 2009 net sales decrease of $90.0 million as compared to 2008 net sales was due principally to the net effect of the following items:

•

The reduction of $94.9 million of net sales associated with our closing in 2008 of our Geoffrey Beene outlet retail division.

•

The reduction of $53.1 million of net sales attributable to declines in our Wholesale Sportswear and Related Products segment resulting from the economic slowdown and the resulting reduction of sales to our department store customers, particularly in the first quarter of 2009. This decrease was partially offset by additional sales associated with our new Timberland men’s sportswear line, which was launched in the second quarter of 2008.

•

The addition of $52.5 million of net sales attributable to growth in our retail segments associated with our ongoing retail businesses. This was primarily driven by (i) the addition of sales attributable to the conversion of a limited number of Geoffrey Beene outlet retail stores to the Calvin Klein outlet retail format; and (ii) comparable store sales growth in our retail divisions of 1% on a combined basis.

•

The addition of $5.1 million of net sales attributable to growth in our Wholesale Dress Furnishings segment, particularly in the fourth quarter of 2009.

The 2008 net sales increase of $33.0 million over 2007 net sales was due to the net effect of the following items:

•

The addition of $25.3 million of net sales attributable to our acquisition of CMI.

•

The addition of $10.1 million of net sales attributable to growth in our retail segments. This was primarily driven by the opening of Calvin Klein retail stores, partially offset by decreases due principally to (i) comparable store sales declines of 5% resulting from the overall weak retail environment experienced during 2008; and (ii) the closing of our Geoffrey Beene outlet retail division, which was completed during the fourth quarter of 2008.

•

The reduction of $5.5 million of net sales attributable to declines in our Wholesale Sportswear and Related Products segment. This was comprised of decreases in our heritage brand wholesale sportswear businesses resulting from the difficult economic environment experienced during 2008, which were mostly offset by increases resulting from the launch of our Timberland wholesale men’s sportswear business in the second quarter of 2008, a full year of sales of our IZOD women’s sportswear line, which began shipping late in the second quarter of 2007, and growth in our Calvin Klein men’s sportswear business.

•

The addition of $3.1 million of net sales attributable to growth in our Wholesale Dress Furnishings segment.

Our net sales in 2010 are expected to increase approximately 3% to 4% due principally to growth across all of our businesses.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue decreased $3.2 million in 2009 compared to the prior year. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased 6% in 2009 compared to the prior year, as a 7% increase in royalty revenue on a constant exchange rate basis more than offset a $2.1 million negative impact from a stronger United States dollar over the period. The royalty growth on a constant exchange rate basis was principally due to strong performance in the jeans, underwear, footwear, women’s apparel and outerwear businesses, mostly offset by a royalty decrease, particularly in the first half of the year, in the fragrance business, which was affected by reductions in travel and discretionary spending as a result of the difficult economic environment. Advertising and other revenue decreased 13% in 2009 compared to the prior year as a result of less discretionary spending in 2009 as compared to 2008 by our licensees, as 2008 included spending associated with the 40th anniversary of Calvin Klein. Such advertising and other revenue is generally collected and spent, and is therefore presented as both a revenue and an expense within our income statement, with minimal impact on earnings.

Royalty, advertising and other revenue increased $33.8 million in 2008 over 2007. The increase was primarily attributable to our Calvin Klein Licensing segment. Approximately 92% of the growth in Calvin Klein royalty, advertising and other revenue in 2008 was attributable to growth from existing licenses, with the remaining 8% generated through new licenses. The growth from existing licenses was due to strong performance across virtually all product categories, with particular strength in jeans and underwear, partially offset by a decrease in the fragrance business, which was particularly affected by reductions in travel and discretionary spending resulting from the difficult economic environment in 2008.

We currently expect that royalty, advertising and other revenue will increase approximately 5% to 7% in 2010, due principally to growth within the Calvin Klein Licensing segment. This includes an anticipated increase in Calvin Klein royalty revenue of approximately 5% to 7% in 2010.

Gross Profit on Total Revenue

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross profit as a percentage of total revenue for 2009, 2008 and 2007:

	2009	2008	2007
Components of revenue:
Net sales	86.3%	86.7%	87.7%
Royalty, advertising and other revenue	13.7%	13.3%	12.3%
Total	100.0%	100.0%	100.0%
Gross profit as a % of total revenue	49.3%	48.2%	49.1%

Gross profit as a percentage of total revenue increased 110 basis points in 2009 compared with 2008, due principally to the net effect of the following items:

•

An increase of 70 basis points due principally to decreased promotional selling during the second half of 2009 due to strong performance across all of our businesses, partially offset by increased promotional selling during the first half of 2009 resulting from the difficult economic environment.

•

An increase of 20 basis points due to the absence of inventory liquidation markdowns which occurred during 2008 associated with the closure of our Geoffrey Beene outlet retail division.

•

An increase of 20 basis points due principally to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100% increased as a percentage of total revenue.

Gross profit as a percentage of total revenue decreased 90 basis points in 2008 as compared with 2007, due principally to the net effect of the following items:

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

We currently expect that the gross profit on total revenue percentage will be relatively flat in 2010 as compared with 2009, as an anticipated reduction in promotional selling in 2010 is expected to be mostly offset by faster anticipated growth in our wholesale businesses, which typically carry a lower gross margin percentage than our retail and licensing businesses.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses were as follows:

	2009	2008	2007
(dollars in millions)
SG&A expenses	$938.8	$1,028.8	$882.5
% of total revenue	39.1%	41.3%	36.4%

SG&A expenses in 2009 were $938.8 million, or 39.1% of total revenue, compared to $1,028.8 million, or 41.3% of total revenue in 2008. The 220 basis point decrease in SG&A expenses as a percentage of total revenue in 2009 as compared to 2008 was due principally to (i) the absence of asset impairment charges and costs associated with our 2008 restructuring initiatives and the closure of our Geoffrey Beene outlet retail division; and (ii) the cost savings realized in 2009 from our restructuring initiatives, partially offset by a lack of sales leverage as a result of the sales decrease mentioned previously.

The $90.0 million decrease in SG&A expenses in 2009 as compared to 2008 was due principally to the net effect of the following items:

•

A decrease of $74.0 million in asset impairment charges and costs associated with our 2008 restructuring initiatives and the closure of our Geoffrey Beene outlet retail division.

•

A decrease due to cost savings resulting from our 2008 restructuring initiatives.

•

An increase in advertising expenditures due principally to new marketing initiatives for our Van Heusen and IZOD brands.

•

An increase in incentive compensation costs.

SG&A expenses in 2008 were $1,028.8 million, or 41.3% of total revenue, compared to $882.5 million, or 36.4% of total revenue in 2007. The 490 basis point increase includes 380 basis points related to asset impairment charges and costs associated with our 2008 restructuring initiatives and the closure of our Geoffrey Beene outlet retail division. The remaining 110 basis point increase was due principally to SG&A expenses associated with the opening of Calvin Klein retail stores, combined with the lack of sales leverage due to the sales decrease mentioned previously.

The $146.3 million increase in SG&A expenses in 2008 as compared to 2007 was due principally to the net effect of the following items:

•

An increase due to fixed asset impairments and lease termination, severance and other costs associated with the closure of our Geoffrey Beene outlet retail division and our fourth quarter 2008 restructuring initiatives.

•

An increase in our retail segments principally related to the opening of Calvin Klein retail stores.

•

An addition of operating expenses related to our acquisition of CMI.

•

An increase in our Wholesale Dress Furnishings segment due principally to additional SG&A expenses associated with the Mulberry and BVH businesses subsequent to these acquisitions.

•

An increase associated with our new Timberland wholesale men’s sportswear business.

•

An increase in advertising expenditures.

•

A decrease in incentive compensation costs.

SG&A expenses for 2010 as a percentage of total revenue is expected to decrease approximately 200 basis points due to (i) the absence of the costs associated with our restructuring initiatives; and (ii) the realization of cost savings from such restructuring initiatives. Although the acquisition of Tommy Hilfiger is not expected to close until the second quarter of 2010, we will incur costs in 2010 related to the transaction, regardless of whether or not the acquisition is ultimately consummated. These costs are not included in our SG&A guidance as they cannot be reasonably estimated as of the date of this report.

Gain on Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. During 2007, $3.3 million was released to us from an escrow account established in connection with that transaction. We received in 2008 a distribution of $1.9 million representing our share of the amount that remained in escrow. We recorded these amounts as gains in each of the respective years.

Interest Expense and Interest Income

The majority of our interest expense relates to our fixed rate long-term debt. As a result, variances in our net interest expense tend to be driven by changes in interest income and, to a lesser extent, costs related to our revolving credit facility.

Interest expense of $33.5 million in 2009 was relatively flat to the 2008 and 2007 amounts of $33.6 million and $33.8 million, respectively.

Interest income decreased to $1.3 million in 2009 from $6.2 million in 2008. This decrease was due principally to a decrease in average investment rates of return compared to the prior year. Interest income decreased to $6.2 million in 2008 from $16.7 million in 2007. The interest income decline from 2007 to 2008 was due principally to a decrease in our average cash position in 2008 as a result of the completion of our $200.0 million stock repurchase in the fourth quarter of 2007, combined with a decrease in average investment rates of return compared to the prior year.

Interest expense is expected to be relatively flat in 2010 as compared with 2009, while interest income is expected to increase due principally to an increase in average investment rates of return, combined with an increase in our average cash position during the year.

Income Taxes

Income tax expense was as follows:

	2009	2008	2007
(dollars in millions)
Income tax expense	$49.7	$54.5	$111.5
Income tax expense as a % of pre-tax income	23.5%	37.3%	37.8%

The income tax expense decrease of $4.9 million and the corresponding rate decrease from 2008 to 2009 was due principally to a tax benefit related primarily to the effect of the lapse of the statute of limitations with respect to certain previously unrecognized tax positions in 2009, mostly offset by an increase in pre-tax income during 2009 compared to the prior year.

We currently anticipate that our 2010 tax expense as a percentage of pre-tax income will be between 37.5% and 38.0%. It is possible that our estimated full year rate could change from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure will be significantly impacted if the acquisition of Tommy Hilfiger is consummated. The following discussion does not contemplate the effects of the proposed acquisition on our liquidity and capital resources.

Generally, our principal source of cash is from operating activities, and our principal uses of cash are for capital expenditures, contingent purchase price payments and dividends. Additionally, in 2007 we utilized $200.0 million of cash to repurchase approximately 5.2 million shares of our common stock.

Operations

Cash provided by operating activities was $214.5 million in 2009, which compares with $238.7 million in 2008. Net income adjusted for depreciation, amortization, stock-based compensation expense, deferred taxes, impairments and the gain on the sale of investments increased $28.4 million in 2009 as compared to 2008, but was more than offset by changes in working capital, including the following:

•

A decrease in cash flow due to the $38.5 million Warnaco paid us in 2008 in connection with our acquisition of CMI. Please see the section entitled “Acquisition of CMI” in Note 2, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.

•

A decrease in cash flow resulting from a change in other, net due primarily to a tax settlement with the Internal Revenue Service relating to the audit of our United States Federal income tax returns for 2006 and 2007, partially offset by a lower voluntary pension contribution made during 2009 as compared to 2008.

•

A decrease in cash flow resulting from a change in inventories. Inventory balances decreased during 2009, reflecting increased turnover and strong sell-throughs. However, this decrease was not as pronounced as the decrease in inventories during 2008, as inventory levels at the beginning of 2008 were significantly higher than levels at the beginning of 2009.

•

A decrease in cash flow resulting from a change in prepaid expenses due principally to the timing of rent payments in 2009 as compared to 2008.

•

An increase in cash flow resulting from a change in net trade receivables due primarily to the timing of wholesale sales and cash receipts in the fourth quarter of 2009 as compared to the fourth quarter of 2008.

Capital Expenditures

Our capital expenditures in 2009 were $23.9 million compared to $88.1 million expended in 2008, as 2009 spending was planned to be reduced in the context of the overall economic environment. We currently expect capital expenditures in 2010 to be approximately $65.0 million.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, Inc. and certain affiliated companies in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales, as defined in the agreement governing this acquisition, of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $37.4 million in 2009. We currently expect that such payments will be $40.0 million to $42.0 million in 2010.

In connection with the Superba acquisition, we were obligated to pay the seller contingent purchase price payments if the earnings of the acquired business exceeded certain targets in 2007, 2008 and 2009. Any such contingent purchase price payment was payable 90 days after the applicable fiscal year end. Such contingent purchase price payments totaled $14.5 million in the first quarter of 2008 based on the calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. The acquired business did not achieve the minimum earnings in 2008 and 2009 required for a payout.

Acquisitions

We acquired in February 2009 from Block Corporation (“Block”), a former licensee of Van Heusen and IZOD “big and tall” sportswear in the United States, inventories and inventory purchase commitments related to the licensed businesses. We paid $5.7 million during the first quarter of 2009 in connection with the transaction. As part of this transaction, the license agreements between us and Block were terminated. Please see the section entitled “Acquisition of Block Assets” in Note 2, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.

We acquired CMI from Warnaco in January 2008. CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with our Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for us assuming ownership of CMI, Warnaco made a payment of $38.5 million to us during the first quarter of 2008. As part of this transaction, we paid to Warnaco $17.1 million during the first quarter of 2008 based on a percentage of Warnaco’s estimate of the net working capital of CMI as of the closing date. This amount was subject to adjustment. We adjusted during 2008 the preliminary allocation of the purchase price based on our calculation of the working capital of CMI as of the closing date. Pursuant to the process set forth in the amended acquisition agreement, we submitted our calculation of the closing date working capital to Warnaco and Warnaco had disputed the calculation. Such dispute was resolved during the fourth quarter of 2009, resulting in Warnaco refunding to us $4.1 million of our consideration paid for the acquisition. Please see the section entitled “Acquisition of CMI” in Note 2, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.

Dividends

Our common stock, which as of January 31, 2010 is the only class of stock issued, currently pays annual dividends totaling $0.15 per share.

Cash dividends on our common stock totaled $7.8 million for the full year 2009.

We project that cash dividends on our common stock in 2010 will be approximately $7.9 million to $8.0 million based on our current dividend rate, the number of shares of our common stock outstanding at January 31, 2010 and our estimates of stock to be issued during 2010 under our stock incentive plans.

Cash Flow Summary

Our net cash flow in 2009 was $152.7 million. Cash flow in 2010 will be impacted by various other factors in addition to those noted above in this “Liquidity and Capital Resources” section. We currently expect to generate approximately $100.0 million of cash flow in 2010. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, working capital requirements or other items, including acquisitions and equity transactions, could occur, which could cause our cash flow to vary significantly from this estimate.

Financing Arrangements

Our capital structure as of January 31, 2010 was as follows:

(in millions)
Long-term debt	$ 399.6
Stockholders’ equity	$1,168.6

We believe our capital structure provides a secure base to support our current operations and our planned growth in the future. Our $150.0 million 7 1/4% senior unsecured notes are not due until February 2011, our $150.0 million 8 1/8% senior unsecured notes are not due until May 2013 and our $100.0 million 7 3/4% debentures are not due until November 2023.

For near-term liquidity, in addition to our cash balance, we have a $325.0 million secured revolving credit facility with JP Morgan Chase Bank, N.A. as the Administrative Agent and Collateral Agent that expires in July 2012 and provides for revolving credit borrowings, as well as the issuance of letters of credit. We may, at our option, borrow and repay amounts up to a maximum of $325.0 million for revolving credit borrowings and the issuance of letters of credit, with a sublimit of $50.0 million for standby letters of credit and with no sublimit on trade letters of credit. The total amount of the facility may be increased by us under certain conditions by up to $100.0 million. Based on our working capital projections, we believe that our borrowing capacity under this facility provides us with adequate liquidity for our peak seasonal needs for the foreseeable future. During 2009, we had no revolving credit borrowings under the facility, and the maximum amount of letters of credit outstanding was $148.0 million. As of January 31, 2010, we had $134.8 million of outstanding letters of credit under this facility. We currently do not expect to have any revolving credit borrowings under the facility during 2010.

All obligations under our secured revolving credit facility are secured by liens on substantially all of our assets and the assets of our domestic subsidiaries and a pledge of all of the equity interests in all of our domestic subsidiaries. In addition, the obligations under our revolving credit facility are guaranteed by all of our domestic subsidiaries that are not borrowers. Our secured revolving credit facility requires us to maintain certain financial covenants, including a minimum level of availability under the secured revolving credit facility. If such minimum level is not maintained, we are then required to maintain a minimum ratio of (i) earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), less capital expenditures paid in cash; cash dividends and cash distributions; Federal, state, local and foreign income taxes paid in cash; and management fees paid during the period to (ii) fixed charge expense for the period, which consists of principal payments of debt, cash interest expense and rent expense (as such terms are defined in the secured revolving credit facility).

Our secured revolving credit facility also contains covenants that, subject to specified exceptions, may restrict or limit our ability to, among other things:

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

As of January 31, 2010, we were in compliance with all financial and non-financial covenants.

During 2009, both Standard & Poor's and Moody’s maintained our corporate credit ratings at BBB- and Ba2, respectively. However, in the context of the economic environment during 2009, Standard & Poor’s moved our outlook from stable to negative and Moody’s moved our outlook from positive to stable. Our credit ratings contribute to our ability to access the credit markets. Given our capital structure and our projections for future profitability and cash flow, we believe we are well positioned to obtain additional financing, if necessary, for refinancing our long-term debt, or, if opportunities present themselves, future acquisitions, including our proposed acquisition of Tommy Hilfiger. There can be no assurance that such financing, if needed, could be obtained on terms satisfactory to us or be obtained at such time as a specific need may arise.

Contractual Obligations

The following table summarizes, as of January 31, 2010, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2010	2011-2012	2013-2014	Thereafter
	(in millions)
Long-term debt(1)	$ 400.0	$ -	$ 150.0	$ 150.0	$ 100.0
Interest payments on long-term debt(1)	157.7	30.8	40.4	18.4	68.1
Operating leases(2)	517.8	101.1	149.3	95.0	172.4
Inventory purchase commitments(3)	347.2	347.2	-	-	-
Minimum contractual royalty payments(4)	68.2	19.9	38.3	10.0	-
Non-qualified supplemental defined benefit plan(5)	24.1	1.6	3.9	4.0	14.6
Severance payments(6)	4.3	4.0	0.3	-	-
Sponsorship payments(7)	34.0	6.3	11.2	10.7	5.8
Total contractual cash obligations	$ 1,553.3	$ 510.9	$ 393.4	$ 288.1	$ 360.9

(1)

We have outstanding $150.0 million of 7 1/4% senior unsecured notes due February 15, 2011, $150.0 million of 8 1/8% senior unsecured notes due May 1, 2013 and $100.0 million of 7 3/4% debentures due November 15, 2023. Interest on each of these securities is payable semi-annually.

(2)

Includes retail store, warehouse, showroom, office and equipment operating leases. Retail store operating leases generally provide for payment of direct operating costs in addition to rent. The obligation amounts listed include future minimum lease payments and exclude such direct operating costs.

(3)

Represents contractual commitments for goods on order and not received or paid for as of January 31, 2010. Substantially all of these goods are expected to be received and the related payments are expected to be made within six months of our fiscal year end.

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

(5)

We have an unfunded non-qualified supplemental defined benefit plan covering four current and 16 retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with us, the participant has been in such plan for at least 10 years and has attained age 55.

(6)

Represents severance payment obligations primarily related to our fourth quarter of 2008 restructuring initiatives.

(7)

Represents payment obligations primarily for the sponsorship of the Indy Racing League. We entered into an agreement for our IZOD brand to be the title sponsor of the newly re-named IZOD IndyCar Series and the official apparel partner of the Indy Racing League and the Indianapolis Motor Speedway. These amounts also include payment obligations relating to our Van Heusen brand’s sponsorship of the Van Heusen Pro Football Hall of Fame Fan’s Choice and obligations related to our naming rights for the IZOD Center sports and entertainment arena.

Not included in the above table are contingent purchase price payments we are obligated to pay Mr. Calvin Klein based on 1.15% of total worldwide net sales, as defined in the agreement governing the acquisition of Calvin Klein, Inc. and certain affiliated companies in 2003, of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $37.4 million in 2009.

Not included in the above table are contributions to our defined benefit qualified pension plans, or payments to employees and retirees in connection with our supplemental pension and postretirement health plans. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note 7, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Not included in the above table are $31.5 million of net potential cash obligations associated with unrecognized tax benefits due to the uncertainty regarding the future cash outflows associated with such obligations. Please refer to Note 8, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to unrecognized tax benefits.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial position, changes in financial position, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK—INTEREST AND EXCHANGE RATE SENSITIVITY

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are fixed. Therefore, a change in rates generally would not have an effect on our interest expense. Note 9, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our fixed rate long-term debt as of January 31, 2010. Note 6, “Long-Term Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the principal amounts, interest rates and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our fixed rate long-term debt. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Due to the currently low rates of return we are receiving on our investments, the impact of a further decrease in short-term interest rates would not have a material impact on our interest income, while an increase in short-term interest rates could have a more material impact. Given our balance of cash and cash equivalents as of January 31, 2010, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.5 million annually.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the manner in which entities evaluate whether to consolidate variables interest entities as well as when to make these evaluations. The guidance also requires additional disclosures about an entity’s involvement in variable interest entities. We will adopt this guidance beginning in 2010. We do not expect the adoption to have a material impact on our consolidated results of operations or financial position.

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

Inventories—Inventories related to our wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to our retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Based on a review of current business trends, inventory agings and discontinued merchandise categories, a further adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. We believe that all inventory writedowns required at January 31, 2010 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—During 2009, we determined that the long-lived assets in certain of our outlet retail stores and other locations were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated the undiscounted future cash flows and the related fair value of each asset. The undiscounted future cash flows for each asset were estimated using current sales trends and other factors. If different assumptions had been used for future sales trends, the recorded impairment charges could have been significantly higher or lower. Note 14, “Activity Exit Costs and Asset Impairments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes a further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

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

Income taxes—We apply an asset and liability approach to accounting for income taxes. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. FASB guidance on accounting for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available to us for tax reporting purposes and other relevant factors. The actual realization of deferred tax assets may differ significantly from the amounts we have recorded.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. FASB guidance on accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if available evidence indicates it is more likely than not that the tax position will be fully sustained upon review by taxing authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, we do not recognize any portion of that benefit in the financial statements. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Our actual results could differ materially from our current estimates.

Goodwill and other intangible assets—Goodwill and other indefinite-lived intangible assets are tested for impairment based on fair value. These tests are performed annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, called a component. However, two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar operating characteristics. Under these criteria, as of January 31, 2010, we had 16 reporting units and our goodwill was directly assigned to five of our reporting units.

We calculate the fair value of goodwill and intangible assets using a discounted cash flow method. The discounted cash flow method is based on the present value of projected cash flows. Assumptions used in these cash flow projections are generally consistent with our internal forecasts. The estimated cash flows are discounted using a rate that represents our weighted average cost of capital. The weighted average cost of capital is based on a number of variables, including the equity-risk premium and risk-free interest rate. Management believes the assumptions used for the impairment tests are consistent with those that would be utilized by a market participant performing similar valuations for our reporting units. The projected cash flows and weighted average cost of capital may be impacted by adverse changes in market and economic conditions and are subject to change based on the facts and circumstances that exist at the time of the valuation. If different assumptions for future discounted cash flows and allocation of net assets to our reporting units had been applied, significantly different results of our goodwill impairment tests could have resulted. Based upon the results of our annual goodwill impairment test during 2009 and our future cash flow projections, we currently do not believe that any of our reporting units are at significant risk for a future material goodwill impairment.

Pension benefits—Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rate and future compensation increases. Note 7, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth the significant rate assumptions used in performing certain calculations related to our pension plans. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense.

Stock-based compensation—FASB guidance on stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We use the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. This model uses assumptions that include the risk free interest rate, expected volatility, expected dividend yield and expected life of the options. The fair value of restricted stock units is determined based on the quoted price of our common stock on the date of grant. The fair value of contingently issuable performance shares is based on the quoted price of our common stock on the date of grant, reduced for the present value of any dividends expected to be paid on our common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to being earned. We record expense for contingently issuable performance shares based on our current expectations of the probable number of shares that will ultimately be issued. The value of our stock-based awards is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results and future estimates may differ substantially from our current estimates.

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-37 and F-38.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 24, 2010. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 24, 2010. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to our Board of Directors and with respect to our Audit Committee, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 24, 2010.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 24, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 24, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Election of Directors” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 24, 2010.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 24, 2010.

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

3.12	By-Laws of Phillips-Van Heusen Corporation, as amended through April 30, 2009 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on May 5, 2009).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to our Annual Report on Form 10-K for the fiscal year ended January 31, 1981).

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

*10.1	Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to our Current Report on Form 8-K, filed on January 16, 1987).
*10.2	Phillips-Van Heusen Corporation Amendment to Capital Accumulation Plan (incorporated by reference to Exhibit 10(n) to our Annual Report on Form 10-K for the fiscal year ended February 2, 1987).
*10.3

Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10(1) to our Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

*10.4

Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended October 29, 1995).

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

*10.14

Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Emanuel Chirico (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.15

Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.16

Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Francis K. Duane (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.17	Schedule of Non-Management Directors’ Fees, effective June 25, 2009 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended August 2, 2009).
10.18

Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco, Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 22, 2005).

*10.19

Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, as amended and restated effective April 30, 2009, giving effect to provisions approved by stockholders on June 25, 2009 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 1, 2009).

*10.20

Phillips-Van Heusen Corporation Long-Term Incentive Plan, as amended and restated effective April 30, 2009, giving effect to provisions approved by stockholders on June 25, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 1, 2009).

*10.21

Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and P. Thomas Murry (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.22

Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Michael Shaffer (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.23

Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, as amended and restated effective June 25, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 1, 2009).

*10.24

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

10.25

Asset Purchase Agreement, dated October 11, 2006, among Phillips-Van Heusen Corporation, Superba, Inc. and A. Mervyn Mandelbaum (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, filed on October 13, 2006).

*10.26

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

*10.27

Form of Restricted Stock Unit Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on April 11, 2007); Revised Form of Restricted Stock Unit Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007); Revised Form of Restricted Stock Unit Award Agreement for Employees under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of July 1, 2008 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended August 3, 2008); Revised Form of Restricted Stock Unit Award Agreement for Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of September 24, 2008 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.28

Restricted Stock Unit Award Agreement, dated July 1, 2008, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 3, 2008).

*10.29

Form of Restricted Stock Unit Award Agreement for Special Grants to Allen Sirkin (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.30

Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008 (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.31

Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 8, 2007); Revised Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended May 4, 2008); Revised Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of December 16, 2008 (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

10.32

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

*10.33

Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of July 1, 2008 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended August 3, 2008); Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of September 24, 2008 (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.34

Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.35	Form of Restricted Stock Unit Agreement between Phillips-Van Heusen and Emanuel Chirico (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on July 1, 2009).
+21	Phillips-Van Heusen Corporation Subsidiaries.
+23	Consent of Independent Registered Public Accounting Firm.
+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

______________________________

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

Dated: March 31, 2010

PHILLIPS-VAN HEUSEN CORPORATION
By:	/s/ EMANUEL CHIRICO Emanuel Chirico Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EMANUEL CHIRICO Emanuel Chirico	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2010
/s/ MICHAEL SHAFFER Michael Shaffer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2010
/s/ BRUCE GOLDSTEIN Bruce Goldstein	Senior Vice President and Controller (Principal Accounting Officer)	March 31, 2010
/s/ MARY BAGLIVO Mary Baglivo	Director	March 31, 2010
/s/ EDWARD H. COHEN Edward H. Cohen	Director	March 31, 2010
/s/ JOSEPH B. FULLER Joseph B. Fuller	Director	March 31, 2010
/s/ MARGARET L. JENKINS Margaret L. Jenkins	Director	March 31, 2010
/s/ BRUCE MAGGIN Bruce Maggin	Director	March 31, 2010
/s/ V. JAMES MARINO V. James Marino	Director	March 31, 2010
/s/ HENRY NASELLA Henry Nasella	Director	March 31, 2010
/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	March 31, 2010
/s/ CRAIG RYDIN Craig Rydin	Director	March 31, 2010

Exhibit Index

21	Phillips-Van Heusen Corporation Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements—Years Ended
January 31, 2010, February 1, 2009 and February 3, 2008	F-2

Consolidated Balance Sheets—January 31, 2010 and February 1, 2009	F-3

Consolidated Statements of Cash Flows—Years Ended
January 31, 2010, February 1, 2009 and February 3, 2008	F-4

Consolidated Statements of Changes in Stockholders’ Equity—Years Ended
January 31, 2010, February 1, 2009 and February 3, 2008	F-5

Notes to Consolidated Financial Statements	F-6

Selected Quarterly Financial Data - Unaudited	F-36

Management’s Report on Internal Control Over Financial Reporting	F-37

Reports of Independent Registered Public Accounting Firm	F-38

Ten Year Financial Summary	F-40

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-42

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	2009	2008	2007

Net sales	$2,070,754	$2,160,716	$2,127,721
Royalty revenue	245,879	236,552	214,425
Advertising and other revenue	82,098	94,667	83,029
Total revenue	2,398,731	2,491,935	2,425,175
Cost of goods sold	1,216,128	1,291,267	1,234,188

Gross profit	1,182,603	1,200,668	1,190,987
Selling, general and administrative expenses	938,791	1,028,784	882,492
Gain on sale of investments	-	1,864	3,335
Income before interest and taxes	243,812	173,748	311,830

Interest expense	33,524	33,639	33,753
Interest income	1,295	6,195	16,744

Income before taxes	211,583	146,304	294,821
Income tax expense	49,673	54,533	111,502

Net income	$ 161,910	$ 91,771	$ 183,319

Basic net income per share	$ 3.14	$ 1.78	$ 3.29

Diluted net income per share	$ 3.08	$ 1.76	$ 3.21

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	February 1,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 480,882	$ 328,167
Trade receivables, net of allowances for doubtful accounts of $7,224 and $7,160	188,844	187,642
Other receivables	7,759	12,963
Inventories, net	263,788	282,678
Prepaid expenses	41,038	35,280
Other, including deferred taxes of $5,621 and $10,049	12,572	17,699
Total Current Assets	994,883	864,429
Property, Plant and Equipment, net	167,474	192,809
Goodwill	419,179	377,027
Tradenames	621,135	621,135
Perpetual License Rights	86,000	86,000
Other Intangibles, net	32,056	34,242
Other Assets	18,952	24,542

Total Assets	$2,339,679	$2,200,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 108,494	$ 92,618
Accrued expenses	215,413	213,096
Deferred revenue	38,974	43,524
Total Current Liabilities	362,881	349,238
Long-Term Debt	399,584	399,567
Other Liabilities, including deferred taxes of $176,449 and $180,387	408,661	452,584

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized; no shares issued or outstanding	-	-
Common stock, par value $1 per share; 240,000,000 shares authorized; 57,139,230 and 56,708,708 shares issued	57,139	56,709
Additional capital	596,344	573,287
Retained earnings	796,282	642,183
Accumulated other comprehensive loss	(80,448)	(73,020)
Less: 5,236,818 and 5,222,491 shares of common stock held in treasury, at cost	(200,764)	(200,364)
Total Stockholders’ Equity	1,168,553	998,795

Total Liabilities and Stockholders’ Equity	$2,339,679	$2,200,184

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2009	2008	2007
Operating activities
Net income	$ 161,910	$ 91,771	$ 183,319
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	40,960	47,788	39,444
Amortization	8,929	7,578	7,146
Deferred taxes	4,714	(18,444)	4,356
Stock-based compensation expense	14,456	10,527	9,631
Impairment of long-lived assets	7,290	72,459	1,727
Gain on sale of investments	-	(1,864)	(3,335)

Changes in operating assets and liabilities:
Trade receivables	(1,202)	(39,446)	(47,741)
Inventories	20,768	38,562	(26,782)
Accounts payable, accrued expenses and deferred revenue	10,986	9,044	39,738
Prepaid expenses	(5,758)	8,381	(7,257)
Proceeds in connection with acquisition of CMI	-	38,500	-
Other, net	(48,601)	(26,109)	19,089
Net Cash Provided By Operating Activities	214,452	238,747	219,335

Investing activities(1)
Purchase of property, plant and equipment	(23,856)	(88,141)	(94,749)
Contingent purchase price payments	(37,435)	(55,365)	(35,815)
Business acquisitions, net of cash acquired	(1,582)	(35,042)	1,630
Sale of investments	-	1,864	3,335
Net Cash Used By Investing Activities	(62,873)	(176,684)	(125,599)

Financing activities
Net proceeds from settlement of awards under stock plans	8,078	2,819	12,557
Excess tax benefits from awards under stock plans	1,269	1,158	6,261
Acquisition of treasury shares	(400)	(27)	(200,287)
Cash dividends on common stock	(7,811)	(7,760)	(8,452)
Net Cash Provided (Used) By Financing Activities	1,136	(3,810)	(189,921)

Increase (decrease) in cash and cash equivalents(2)	152,715	58,253	(96,185)
Cash and cash equivalents at beginning of year	328,167	269,914	366,099
Cash and cash equivalents at end of year	$ 480,882	$ 328,167	$ 269,914

(1)

See Note 16 for information on noncash investing transactions.

(2)

The effect of exchange rate changes on cash and cash equivalents was immaterial for 2009 and 2007 and $(1,068) for 2008.

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

					Accumulated
	Common Stock				Other
	Shares	$1 par Value	Additional Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

February 4, 2007	55,850,012	$55,850	$530,002	$388,555	$ (32,200)	$ (50)	$ 942,157
Net income				183,319			183,319
Change related to retirement and
benefit plans costs, net of tax
expense of $9,080					14,816		14,816
Total comprehensive income							198,135
Adoption of guidance related to
uncertainty in income taxes				(4,884)			(4,884)
Settlement of awards under stock plans	655,830	656	11,901				12,557
Tax benefits from awards under stock
plans			7,426				7,426
Stock-based compensation expense			9,631				9,631
Common stock dividends				(8,452)			(8,452)
Acquisition of 5,220,857 treasury shares						(200,287)	(200,287)

February 3, 2008	56,505,842	56,506	558,960	558,538	(17,384)	(200,337)	956,283
Net income				91,771			91,771
Change related to retirement and
benefit plans costs, net of tax
benefit of $32,342					(53,368)		(53,368)
Foreign currency translation adjustments,
net of tax benefit of $1,378					(2,268)		(2,268)
Total comprehensive income							36,135
Adoption of the measurement date
provisions of retirement benefits
guidance, net of tax benefit of $224				(366)			(366)
Settlement of awards under stock plans	202,866	203	2,616				2,819
Tax benefits from awards under stock
plans			1,184				1,184
Stock-based compensation expense			10,527				10,527
Common stock dividends				(7,760)			(7,760)
Acquisition of 634 treasury shares						(27)	(27)

February 1, 2009	56,708,708	56,709	573,287	642,183	(73,020)	(200,364)	998,795
Net income				161,910			161,910
Change related to retirement and
benefit plans costs, net of tax
benefit of $5,281					(8,690)		(8,690)
Foreign currency translation adjustments,
net of tax expense of $767					1,262		1,262
Total comprehensive income							154,482
Settlement of awards under stock plans	430,522	430	7,648				8,078
Tax benefits from awards under stock
plans			953				953
Stock-based compensation expense			14,456				14,456
Common stock dividends				(7,811)			(7,811)
Acquisition of 14,327 treasury shares						(400)	(400)

January 31, 2010	57,139,230	$57,139	$596,344	$796,282	$ (80,448)	$ (200,764)	$ 1,168,553

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency and share amounts in thousands, except per share data)

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

Fiscal Year - The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2009, 2008 and 2007 represent the 52 weeks ended January 31, 2010, February 1, 2009 and February 3, 2008, respectively.

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company’s balances of cash and cash equivalents at January 31, 2010 consisted principally of investments in money market funds.

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

Goodwill and Other Intangible Assets - The Company assesses the recoverability of goodwill annually, at the beginning of the third quarter of each fiscal year, and between annual tests if indicators of potential impairment exist. Impairment testing for goodwill is done at a reporting unit level. Under Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangible assets, a reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. Under these criteria, as of January 31, 2010, the Company had 16 reporting units and the Company’s goodwill related to and was directly assigned to five of its reporting units. An impairment loss is recognized if the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. The estimated fair value of a reporting unit is calculated using a discounted cash flow model.

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

The Company performed its required annual impairment tests for goodwill and other intangible assets at the beginning of the third quarters of 2009, 2008 and 2007. Due to the difficult economic environment during 2008 and the related impact on the Company’s reporting units, the Company also tested goodwill for impairment at both the end of the third and fourth quarters of 2008. No impairment of goodwill or other intangible assets resulted from the Company’s tests in 2009, 2008 and 2007.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

Asset Impairments - The Company reviews for and records impairment losses on long-lived assets (excluding goodwill and other indefinite-lived intangible assets) in accordance with FASB guidance for the impairment or disposal of long-lived assets. The Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets. Please see Note 14, “Activity Exit Costs and Asset Impairments” for a further discussion.

Inventories - Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories of $96,111 (2009) and $105,145 (2008) was determined using the last-in, first-out method (LIFO). Cost for principally all other inventories was determined using the first-in, first-out method (FIFO). At January 31, 2010 and February 1, 2009, no LIFO reserve was recorded because LIFO cost approximated FIFO cost.

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

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

Advertising - Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue. Advertising expenses totaled $161,874 (2009), $155,077 (2008) and $152,528 (2007). Prepaid advertising expenses recorded in prepaid expenses and other assets totaled $5,162 and $3,068 at January 31, 2010 and February 1, 2009, respectively.

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

Foreign Currency Translation - The consolidated financial statements of the Company are prepared in United States dollars, as this is the currency of the primary economic environment in which the Company operates, and the vast majority of its revenue is received and expenses are disbursed in United States dollars. As of January 31, 2010, the functional currency of the majority of the Company’s business units is the United States dollar. For the year ended January 31, 2010, gains and losses from foreign currency translation for these business units are included in net income. Where the functional currency of a business unit is not the United States dollar, assets and liabilities are translated at the exchange rates in effect at the applicable balance sheet date and revenue and expenses are translated at the average exchange rate for the applicable period. Any adjustments resulting from translating the financial statements of a business unit which does not use the United States dollar as its functional currency are recorded in stockholders’ equity as a component of accumulated other comprehensive loss.

Stock-Based Compensation - The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their grant date fair values. Please see Note 11, “Stock-Based Compensation” for a further discussion.

Recently Adopted Accounting Standards - The FASB issued guidance regarding subsequent events in May 2009. This guidance establishes general standards of accounting for and disclosure of events or transactions that occur following the balance sheet date, but before the financial statements are issued or are available to be issued. The Company adopted the provisions of the subsequent events guidance during the second quarter of 2009. This adoption did not have any impact on the Company’s consolidated results of operations or financial position.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

The FASB issued guidance on business combinations in December 2007. This guidance establishes the principles and requirements for accounting for business combinations. Under the new standard, the acquirer must recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, primarily measured at their fair values as of the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled. Certain acquisition-related costs will be recognized separately from the acquisition and expensed as incurred. The Company adopted prospectively this guidance for business combinations for which the acquisition date was on or after the beginning of 2009, with the exception of accounting for valuation allowances on deferred taxes and acquired tax contingencies, which the Company has applied to all acquisitions, including those prior to 2009. Upon adoption, this standard did not have a material impact on the Company’s consolidated results of operations or financial position.

The FASB issued new guidance on fair value measurements in September 2006. This guidance clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements. In February 2008, the FASB deferred the effective date of the fair value guidance for one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the fair value guidance prospectively as of the beginning of 2008 for all financial assets and liabilities and for non-financial assets and liabilities measured at fair value on a recurring basis. For all other non-financial assets and liabilities, the Company adopted the fair value guidance as of the beginning of 2009. The adoptions did not have a material impact on the Company’s consolidated results of operations or financial position.

Accounting Standards Issued But Not Yet Adopted - In June 2009, the FASB issued guidance to amend the manner in which entities evaluate whether to consolidate variables interest entities as well as when to make these evaluations. The guidance also requires additional disclosures about an entity’s involvement in variable interest entities. The Company will adopt this guidance beginning in 2010. The Company does not expect the adoption to have a material impact on the Company’s consolidated results of operations or financial position.

Other new guidance issued as of the date of the Company’s financial statements but not effective until after January 31, 2010 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

2.

ACQUISITIONS

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

Acquisition of BVH Assets

The Company acquired in October 2008 from The British Van Heusen Company Limited, a former licensee of Van Heusen men’s dresswear and accessories in the United Kingdom, and one of its affiliates (together, “BVH”) certain assets (including inventories) of the licensed business. The Company paid $6,582, including transaction expenses, during 2008 in connection with the acquisition.

Acquisition of Mulberry Assets

The Company acquired in April 2008 certain assets (including certain trademark licenses, inventories and receivables) of Mulberry Thai Silks, Inc. (“Mulberry”), a manufacturer and distributor of neckwear in the United States. The Company acquired rights to produce and market neckwear under various brand names, including Kenneth

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, U.S. POLO ASSN. and Axcess in connection with this transaction. The Company paid $11,314 during 2008 in connection with the acquisition.

Acquisition of CMI

The Company acquired in January 2008 100% of the issued and outstanding shares of Confezioni Moda Italia, S.r.L. (“CMI”) from a subsidiary of The Warnaco Group, Inc. (The Warnaco Group, Inc. and its subsidiaries, separately and together, are referred to as “Warnaco.”) CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with the Company’s Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for the Company’s assuming ownership of CMI, Warnaco made a payment of $38,500 to the Company in the first quarter of 2008. Under the terms of the acquisition agreement, the amount paid to the Company is subject to certain refund provisions if the Company were to cease operating the Calvin Klein Collection businesses prior to 2012. The Company will amortize into income each year that it continues to operate such businesses the amount set forth in the acquisition agreement that would have been refunded to Warnaco for such year if the Company had ceased operating such businesses. Each amount so amortized is recorded in equal quarterly installments. As part of this transaction, the Company paid to Warnaco $17,146 in the first quarter of 2008 based on a percentage of Warnaco’s estimate of the net working capital of CMI as of the closing date. This amount was subject to adjustment. The Company subsequently adjusted during 2008 the preliminary allocation of the purchase price based on the Company’s calculation of the working capital of CMI as of the closing date. Pursuant to the process set forth in the amended acquisition agreement, the Company submitted its calculation of the closing date working capital to Warnaco and Warnaco had disputed the calculation. Such dispute was resolved during the fourth quarter of 2009. In connection with such resolution, Warnaco refunded to the Company $4,117 of the Company’s consideration paid for the acquisition.

Acquisition of Superba

The Company acquired in January 2007 substantially all of the assets of Superba, Inc. (“Superba”), a manufacturer and distributor of neckwear in the United States and Canada. Prior to the acquisition, the seller had been licensing the ARROW trademark from the Company for use on and in connection with neckwear. The amount paid by the Company at closing for the acquisition was subject to adjustment based on the difference between the average working capital and closing date working capital of the acquired business. The Company recorded adjustments to reduce the purchase price by $1,630 during 2007, including a payment from the seller for $1,102 based on the working capital adjustment.

3.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

	2009	2008

Land	$ 1,028	$ 1,090
Buildings and building improvements	32,508	35,918
Machinery, software and equipment	200,456	192,295
Furniture and fixtures	140,162	99,801
Shops within a store	22,463	21,343
Leasehold improvements	158,319	117,943
Property, plant and equipment, gross	554,936	468,390
Less: Accumulated depreciation	(387,462)	(275,581)
Property, plant and equipment, net	$ 167,474	$ 192,809

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

4.

GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of February 3, 2008
Goodwill, gross	$ 63,659	$ 82,133	$ 176,209	$ 322,001
Accumulated impairment losses	-	-	-	-
Goodwill, net	63,659	82,133	176,209	322,001
Contingent purchase price payments to
Mr. Calvin Klein	-	-	39,376	39,376
Adjustment to contingent purchase price payment
to seller of Superba	(483)	-	-	(483)
Goodwill from acquisition of Mulberry assets	7,412	-	-	7,412
Goodwill from acquisition of CMI	-	-	5,600	5,600
Goodwill from acquisition of BVH assets	4,396	-	-	4,396
Currency translation	(607)	-	(668)	(1,275)
Balance as of February 1, 2009
Goodwill, gross	74,377	82,133	220,517	377,027
Accumulated impairment losses	-	-	-	-
Goodwill, net	74,377	82,133	220,517	377,027
Contingent purchase price payments to
Mr. Calvin Klein	-	-	38,866	38,866
Goodwill from acquisition of Block assets	-	2,420	-	2,420
Currency translation	555	-	311	866
Balance as of January 31, 2010
Goodwill, gross	74,932	84,553	259,694	419,179
Accumulated impairment losses	-	-	-	-
Goodwill, net	$ 74,932	$ 84,553	$ 259,694	$ 419,179

The Company is required to make contingent purchase price payments to Mr. Calvin Klein in connection with the Company’s acquisition in 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies (collectively, “Calvin Klein”). Such payments are based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of sales on which the payments to Mr. Klein are made are wholesale sales by the Company and its licensees and other licensing partners to retailers.

The Company was required to make contingent purchase price payments to the seller in connection with the Company’s acquisition in 2006 of substantially all of the assets of Superba if the earnings of the acquired business exceeded certain targets in 2007, 2008 and 2009. The Company estimated the payment based on the 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business to be $15,000 and recorded this amount in 2007 as an addition to goodwill. The Company paid the seller $14,517 in the first quarter of 2008 based on the actual calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business, which resulted in an adjustment of $483 to goodwill during 2008. The acquired business did not achieve the minimum earnings in 2008 and 2009 required for a payout.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

Intangible assets subject to amortization consisted of the following:

	Covenant Not to Compete
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of February 3, 2008	$ 600	$ 300	$ 300
Amortization	-	60	(60)
Balance as of February 1, 2009	600	360	240
Amortization	-	60	(60)
Balance as of January 31, 2010	$ 600	$ 420	$ 180

	Customer Relationships
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of February 3, 2008	$ 35,507	$ 2,564	$ 32,943
Amortization	-	2,367	(2,367)
Balance as of February 1, 2009	35,507	4,931	30,576
Amortization	-	2,368	(2,368)
Balance as of January 31, 2010	$ 35,507	$ 7,299	$ 28,208

	License Rights
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of February 3, 2008	$ -	$ -	$ -
Amount recorded related to acquisition of
Mulberry assets	3,606	-	3,606
Amortization	-	180	(180)
Balance as of February 1, 2009	3,606	180	3,426
Amount recorded related to acquisition of
Block assets	1,401	-	1,401
Amortization	-	1,159	(1,159)
Balance as of January 31, 2010	$ 5,007	$ 1,339	$ 3,668

At the end of 2009 and 2008, accumulated amortization for other intangible assets was $9,058 and $5,471, respectively.

Customer relationships in connection with the acquisition of Superba and license rights in connection with the acquisition of Mulberry assets are amortized over 15 years from the date of the related acquisition. License rights in connection with the acquisition of Block assets related to the IZOD and Van Heusen brands are amortized over 11 and 23 months, respectively, from the date of the acquisition.

Amortization expense related to the Company’s intangible assets is expected to be $3,150 in 2010, $2,668 per year in 2011 through 2012 and $2,608 per year in 2013 through 2014.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

Intangible assets not subject to amortization consisted of the following:

	2009	2008

Tradenames	$621,135	$621,135
Perpetual license rights	86,000	86,000
Total	$707,135	$707,135

5.

SALE OF INVESTMENTS

Warnaco acquired in January 2006 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. During 2007, $3,335 was released to the Company from escrow in connection with this sale. The Company received a distribution of $1,864 during 2008, representing its share of the amount that remained in escrow in connection with this sale. The Company recorded these amounts as gains during each of the applicable years.

6.

LONG-TERM DEBT

The carrying amounts of the Company’s long-term debt were as follows:

	2009	2008

7 1/4% senior unsecured notes due 2011	$150,000	$150,000
8 1/8% senior unsecured notes due 2013	150,000	150,000
7 3/4% debentures due 2023	99,584	99,567
Total	$399,584	$399,567

Please refer to Note 9, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of January 31, 2010 and February 1, 2009.

The Company has outstanding $150,000 of senior unsecured notes due on February 15, 2011. The notes accrue interest at the rate of 7 1/4% per annum, which is payable semi-annually. Pursuant to the indenture governing the 7 1/4% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the notes.

The Company has outstanding $150,000 of senior unsecured notes due on May 1, 2013. The notes accrue interest at the rate of 8 1/8% per annum, which is payable semi-annually. Pursuant to the indenture governing the 8 1/8% senior unsecured notes, the Company must maintain, among other things, a certain interest coverage ratio in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the notes.

The Company has outstanding $100,000 of debentures due on November 15, 2023 with a yield to maturity of 7.80%. The debentures accrue interest at the rate of 7 3/4%, which is payable semi-annually. Pursuant to the indenture governing the debentures, the Company must maintain a certain level of stockholders’ equity in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the debentures.

The Company has a secured revolving credit facility that expires on July 10, 2012 and provides for revolving credit borrowings, as well as the issuance of letters of credit. The Company may, at its option, borrow and repay amounts up to a maximum of $325,000 for revolving credit borrowings and the issuance of letters of credit with a sublimit of $50,000 for standby letters of credit and with no sublimit on trade letters of credit. The total amount of the facility may be increased by the Company under certain conditions by up to $100,000. Advances under the credit agreement are also limited to a borrowing base consisting of specified percentages of eligible categories of assets.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

Borrowing spreads and letters of credit fees are based on spreads above LIBOR and other available interest rates, with the spreads changing based upon a pricing grid. For example, revolving credit spreads range from 0 to 12.5 basis points over prime on prime rate loans, 100.0 to 162.5 basis points over LIBOR on LIBOR rate loans and 40.0 to 50.0 basis points on outstanding trade letters of credit. As of January 31, 2010 and February 1, 2009, the Company had no borrowings under this facility. As of January 31, 2010 and February 1, 2009, the Company had $134,822 and $116,186 of outstanding letters of credit under this facility, respectively.

Substantially all of the Company’s assets have been pledged as collateral to secure the Company’s obligations under its revolving credit facility, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 4, “Goodwill and Other Intangible Assets.”

Interest paid was $31,824 (2009), $31,839 (2008) and $31,972 (2007).

7.

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

In addition to the defined benefit pension plans described above, the Company has a capital accumulation program (“CAP Plan”), which is an unfunded non-qualified supplemental defined benefit plan covering four current and 16 retired executives. Under the individual participants’ CAP Plan agreements, the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the CAP Plan for at least 10 years and has attained age 55.

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

As required by FASB guidance for retirement benefits, for 2008, the Company changed its measurement date for plan assets and liabilities to coincide with its fiscal year end. The adoption of the measurement date provisions of  such FASB guidance resulted in a reduction, net of tax, of $366 to the Company’s 2008 opening balance of retained earnings.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

Following is a reconciliation of the changes in the projected benefit obligation (pension plans and CAP Plan) and the accumulated benefit obligation (postretirement plan) for each of the last two years:

	Pension Plans		CAP Plan		Postretirement Plan
	2009	2008	2009	2008	2009	2008

Beginning of year	$ 245,081	$ 234,607	$ 13,751	$ 14,890	$ 21,596	$ 22,461
Effect of the adoption of the measurement
date provisions of FASB guidance for
retirement benefits	-	1,899	-	-	-	120
Service cost	7,437	7,740	70	74	-	-
Interest cost	16,937	15,831	958	987	1,459	1,423
Curtailments	-	3	-	-	-	-
Benefit payments	(13,757)	(11,556)	(1,383)	(1,239)	-	-
Benefit payments, net of
retiree contributions	-	-	-	-	(2,168)	(2,303)
Medicare subsidy	-	-	-	-	115	117
Actuarial loss (gain)	27,941	(3,443)	1,809	(961)	1,666	(222)
End of year	$ 283,639	$ 245,081	$ 15,205	$ 13,751	$ 22,668	$ 21,596

The actuarial loss in 2009 was principally due to a decrease in the discount rate.

Following is a reconciliation of the fair value of the assets held by the Company’s pension plans and the plans’ funded status for each of the last two years:

	2009	2008

Fair value of plan assets, beginning of year	$ 175,400	$234,030
Actual return, net of plan expenses	35,563	(72,315)
Benefit payments	(13,757)	(11,556)
Company contributions	10,677	25,241
Fair value of plan assets, end of year	$ 207,883	$175,400

Funded status at end of year	$ (75,756)	$ (69,681)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		CAP Plan		Postretirement Plan
	2009	2008	2009	2008	2009	2008

Current liabilities	$ (3,107)	$ (2,734)	$ (1,640)	$ (1,304)	$ (2,610)	$ (2,595)
Non-current liabilities	(72,649)	(66,947)	(13,565)	(12,447)	(20,058)	(19,001)
Net amount recognized on balance sheet	$ (75,756)	$ (69,681)	$ (15,205)	$ (13,751)	$(22,668)	$ (21,596)

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

Pre-tax amounts in accumulated other comprehensive loss that, as of the end of each applicable fiscal year, had not yet been recognized as components of net benefit cost were as follows:

	Pension Plans		CAP Plan		Postretirement Plan
	2009	2008	2009	2008	2009	2008

Prior service credit	$ 452	$ 469	$ -	$ -	$ 4,706	$ 5,523
Net (loss)/gain	(126,926)	(117,045)	27	1,875	(5,979)	(4,571)
Total	$(126,474)	$(116,576)	$ 27	$ 1,875	$ (1,273)	$ 952

Pre-tax amounts in accumulated other comprehensive loss as of January 31, 2010 expected to be recognized as components of net benefit cost in 2010 were as follows:

Postretirement
	Pension Plans	CAP Plan	Plan

Prior service credit	$ 63	$ -	$ 817
Net (loss)/gain	(7,286)	3	(419)
Total	$ (7,223)	$ 3	$ 398

The pension plan assets are invested with the objective of being able to meet current and future benefit payment needs, while controlling pension expense volatility and future contributions. Plan assets are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation as of January 31, 2010 was approximately 55% United States equities, 15% international equities and 30% fixed income investments. Equity securities primarily include investments in large-cap and mid-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, asset and mortgage backed securities, municipal bonds, collective funds and United States treasuries. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions. The following table shows the fair value of total pension plan assets for each major category as of January 31, 2010:

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

		Fair Value Measurements at
		January 31, 2010
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(1)	$ 41,089	$ 41,089	$ -	$ -
International equities(1)	2,332	2,332	-	-
Mutual funds(2)	11,280	11,280	-	-
Common/collective trusts(3)	71,090	-	71,090	-
Fixed income securities:
U.S. treasury, government and agency securities(4)	2,710	-	2,710	-
Corporate securities(4)	20,056	-	20,056	-
Asset and mortgage backed securities(5)	14,776	-	14,776	-
Common/collective trusts(3)	16,111	-	16,111	-
Diversified mutual fund(2)	3,817	3,817	-	-
Common/collective short-term investment fund(3)	24,482	-	24,482	-
Subtotal	207,743	$ 58,518	$ 149,225	$ -
Other assets and liabilities(6)	140
Total	$ 207,883

(1)

Valued at the closing price in the active market in which the individual securities are traded.

(2)

Valued at the net asset value of the fund, as determined by the closing price in the active market in which the individual fund is traded.

(3)

Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2.

(4)

Valued with bid evaluation pricing that uses actual trades in active markets when available as well as models with market inputs that include actual and comparable trade data, market benchmarks, broker quotes, trading spreads and/or other applicable data.

(5)

Valued with bid evaluation pricing using a combined market/income approach that includes discounted projected cash flows, comparable trade data, market benchmarks and/or other applicable data.

(6)

This category includes other pension assets and liabilities such as pending trades and accrued income.

The Company believes that there are no significant concentrations of risk within its plan assets at January 31, 2010.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

In 2008 and 2009, all of the Company’s pension plans, including the Company’s unfunded supplemental pension plan, had projected and accumulated benefit obligations in excess of plan assets. The balances were as follows:

	2009	2008

Number of plans with projected benefit obligations
in excess of plan assets	6	6
Aggregate projected benefit obligation	$283,639	$245,081
Aggregate fair value of related plan assets	$207,883	$175,400

Number of plans with accumulated benefit obligations
in excess of plan assets	6	6
Aggregate accumulated benefit obligation	$266,082	$229,389
Aggregate fair value of related plan assets	$207,883	$175,400

The components of net benefit cost and other pre-tax amounts recognized in other comprehensive loss (income) in each of the last three years were as follows:

Net Benefit Cost Recognized in Selling, General and Administrative Expenses

	Pension Plans			CAP Plan			Postretirement Plan
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service cost, including plan
expenses	$ 7,637	$ 7,925	$ 7,728	$ 70	$ 74	$ 184	$ -	$ -	$ -
Interest cost	16,937	15,831	14,476	958	987	1,005	1,459	1,423	1,395
Amortization of net loss (gain)	2,325	2,237	5,099	(39)	(169)	-	258	271	388
Expected return on plan assets	(20,028)	(18,341)	(17,351)	-	-	-	-	-	-
Amortization of prior service cost
(credit)	(30)	39	100	-	-	-	(817)	(817)	(817)
Curtailment loss	13	6	-	-	-	-	-	-	-
Total	$ 6,854	$ 7,697	$10,052	$ 989	$ 892	$ 1,189	$ 900	$ 877	$ 966

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Income)

	Pension Plans			CAP Plan			Postretirement Plan
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Actuarial loss (gain)	$12,207	$ 88,541	$(15,717)	$ 1,809	$ (961)	$ (1,948)	$ 1,666	$ (222)	$ (835)
Effect of the adoption of the
measurement date provisions of
FASB guidance for retirement
benefits	-	(129)	-	-	-	-	-	44	-
Prior service credit	-	-	(626)	-	-	-	-	-	-
Amortization of prior service credit
(cost)	16	(41)	(100)	-	-	-	817	817	817
Amortization of net (loss) gain	(2,325)	(2,237)	(5,099)	39	169	-	(258)	(271)	(388)
Total recognized in other
comprehensive loss (income)	$ 9,898	$ 86,134	$(21,542)	$ 1,848	$ (792)	$ (1,948)	$ 2,225	$ 368	$ (406)

Total recognized in net benefit
cost and other comprehensive
loss (income)	$16,752	$ 93,831	$(11,490)	$ 2,837	$ 100	$ (759)	$ 3,125	$1,245	$ 560

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

Currently, the Company does not expect to make any material contributions to its pension plans in 2010. Following are expected benefit payments associated with the Company’s pension plans and CAP Plan, and expected benefit payments, net of retiree contributions, associated with the Company’s postretirement plan:

			Postretirement Plan
			Excluding Medicare	Expected Medicare
	Pension Plans	CAP Plan	Subsidy Receipts	Subsidy Receipts

2010	$ 14,861	$ 1,640	$ 2,714	$ 104
2011	15,143	1,875	2,684	101
2012	16,414	2,034	2,550	98
2013	16,744	1,948	2,419	94
2014	16,973	2,005	2,276	89
2015-2019	101,836	7,271	9,467	358

The medical health care cost trend rate assumed for 2010 is 6.75% and is assumed to decrease by (i) 0.25% per year through 2013; and (ii) 0.20% per year from 2014 through 2018. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2009 and on the accumulated postretirement benefit obligation at January 31, 2010 would be as follows:

	1% Increase	1% Decrease

Impact on service and interest cost	$ 98	$ (88)
Impact on year-end accumulated postretirement benefit obligation	$ 1,665	$ (1,497)

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2009	2008	2007

Discount rate	6.35%	7.19%	6.78%
Rate of increase in compensation levels (applies to pension plans only)	4.29%	4.28%	4.29%
Long-term rate of return on assets (applies to pension plans only)	8.25%	8.25%	8.25%

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

The Company has a savings and retirement plan and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. Matching contributions were $6,195 (2009), $7,325 (2008) and $5,982 (2007).

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

8.

INCOME TAXES

Income taxes consisted of:

	2009	2008	2007
Federal:
Current	$ 26,349	$ 61,478	$ 100,534
Deferred	4,929	(15,400)	(4,049)
State, foreign and local:
Current	18,610	11,374	15,364
Deferred	(215)	(2,919)	(347)
Total	$ 49,673	$ 54,533	$ 111,502

Taxes paid were $95,459 (2009), $54,061 (2008) and $92,220 (2007).

The approximate tax effects of items giving rise to the net deferred income tax liability recognized on the Company’s Consolidated Balance Sheets were as follows:

	2009	2008

Depreciation and amortization	$ (10,631)	$ (6,763)
Employee compensation and benefits	26,728	20,253
Tax loss and credit carryforwards	6,215	7,254
Tax benefit on items in accumulated other comprehensive loss	48,889	44,375
Book versus tax basis difference related to identifiable intangible
assets	(230,580)	(230,580)
Business acquisition costs	(12,388)	(4,910)
Other, net	4,426	3,779
Subtotal	(167,341)	(166,592)
Valuation allowance for state net operating loss carryforwards	(3,487)	(3,746)
Total	$(170,828)	$(170,338)

Included in the tax loss and credit carryforwards at the end of 2009 are an aggregate of approximately $213,305 of state net operating loss carryforwards and Federal net operating loss carryforwards of $3,848. The carryforwards expire principally between 2010 and 2014.

The domestic and foreign components of income before provision for income taxes were as follows:

	2009	2008	2007

Domestic	$ 209,960	$ 149,123	$ 285,761
Foreign	1,623	(2,819)	9,060
Total	$ 211,583	$ 146,304	$ 294,821

A reconciliation from the statutory Federal income tax rate to the effective income tax rate follows:

	2009	2008	2007

Statutory Federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal
income tax benefit	2.3%	1.1%	1.6%
Unrecognized tax benefits	(13.1)%	2.1%	1.0%
Other, net	(0.7)%	(0.9)%	0.2%
Effective tax rate	23.5%	37.3%	37.8%

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

Unrecognized tax benefit activity for each year was as follows:

Balance at February 3, 2008	$ 71,966
Increases related to prior year tax positions	1,115
Decreases related to prior year tax positions	(230)
Increases related to current year tax positions	17,282
Settlements	-
Lapse of statute of limitations	(1,223)
Balance at February 1, 2009	88,910
Increases related to prior year tax positions	2,964
Decreases related to prior year tax positions	(13,417)
Increases related to current year tax positions	9,492
Settlements	(24,083)
Lapse of statute of limitations	(29,400)
Balance at January 31, 2010	$ 34,466

The entire amount of unrecognized tax benefits at January 31, 2010 and February 1, 2009, if recognized, would reduce the effective tax rate under current accounting provisions.

The decrease in the total amount of net unrecognized tax benefit liabilities during 2009 was primarily driven by a tax settlement with the Internal Revenue Service relating to the audit of the Company's United States Federal income tax returns for 2006 and 2007 and the effect of the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

Interest and penalties related to unrecognized tax benefits are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Income Statement totaled a benefit of $3,155 for 2009 and an expense of $2,644 for 2008. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of January 31, 2010 and February 1, 2009 totaled $2,465 and $7,214, respectively. The Company records its liabilities for unrecognized tax benefits principally in Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets based on the anticipated timing of relieving such liabilities.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations has expired for United States Federal, foreign, state and local income tax returns filed by the Company for years through 2005.

While it is reasonably possible, based on the lapse of statutes of limitations or the completion of audits, that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months, the Company does not currently anticipate that such changes will be significant.

9.

FAIR VALUE MEASUREMENTS

The Company adopted prospectively guidance issued by the FASB for fair value measurements as of the beginning of 2008 for all financial assets and liabilities and for non-financial assets and liabilities measured at fair value on a recurring basis (at least annually). The Company adopted prospectively guidance for fair value measurements for all other non-financial assets and liabilities as of the beginning of 2009. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. It also establishes a three level hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis during 2009, and the total impairments recorded as a result of the remeasurement process.

Fair Value
				as of	Total
	Fair Value Measurement Using			Impairment	Impairments
Description	Level 1	Level 2	Level 3	Date	for 2009
Property and equipment	N/A	$ 1,425	$ 860	$ 2,285	$ 7,290

In accordance with FASB guidance for the impairment or disposal of long-lived assets, long-lived assets held and used with a carrying amount of $6,792 were written down to a fair value of $860 during 2009. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. Additionally, long-lived assets held for sale with a fair value of $2,783 were written down to a fair value of $1,425 during the second quarter of 2009 based on the quoted contractual selling price of such assets, less the related selling costs. Such assets were sold during the third quarter of 2009.

The carrying amounts and the fair values of the Company’s financial instruments were as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$480,882	$480,882	$328,167	$328,167
Long-term debt	399,584	397,438	399,567	344,626

The fair values of cash and cash equivalents approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable year.

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

the shares repurchased under the authorization were placed into treasury, pending use for general corporate purposes. The Company deemed this share repurchase program to have been completed as of the end of 2007.

Common Stock Dividends

During each of 2009, 2008 and 2007, the Company paid four $0.0375 per share cash dividends on its common stock.

Warrant

The Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share in connection with the Company’s acquisition of Calvin Klein in 2003. Such warrant remained outstanding as of January 31, 2010.

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

Through January 31, 2010, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net income for 2009, 2008 and 2007 included $14,456, $10,527 and $9,631, respectively, of pre-tax expense related to stock-based compensation.

Options currently outstanding are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant. The vesting of options outstanding is also generally accelerated upon retirement (as defined in the applicable plan). Options are generally granted with a 10-year term.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed on a straight-line basis over the options’ vesting period. At January 31, 2010, there was $8,916 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.1 years.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted in each year:

	2009	2008	2007

Weighted average risk-free interest rate	2.58%	2.79%	4.69%
Weighted average expected option term (in years)	6.59	6.25	6.25
Weighted average expected volatility	38.92%	29.49%	33.29%
Expected annual dividends per share	$ 0.15	$ 0.15	$ 0.15
Weighted average estimated fair value per share of options granted	$11.16	$12.16	$24.08

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

The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110 in December 2007. SAB No. 110 allows for the continued use, under certain circumstances, of the simplified method discussed in SAB No. 107 for estimating the expected term of “plain vanilla” stock options. The Company has continued to utilize the simplified method to estimate the expected term for its stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving option grants and changes in the vesting schedule of certain grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Service-based stock option activity for the year was as follows:

		Range of Exercise			Weighted Average
	Options	Prices Per Option			Price Per Option

Outstanding at February 1, 2009	3,422	$ 9.13	-	$60.35	$ 29.91
Granted	663	26.11	-	28.46	27.18
Exercised	386	9.38	-	41.40	21.02
Cancelled	83	9.38	-	60.35	38.32
Outstanding at January 31, 2010	3,616	$ 9.13	-	$60.35	$ 30.16
Exercisable at January 31, 2010	2,546	$ 9.13	-	$60.35	$ 28.98

The aggregate grant date fair value of service-based options granted during 2009, 2008 and 2007 was $7,397, $4,050 and $5,507, respectively.

The aggregate grant date fair value of service-based options that vested during 2009, 2008 and 2007 was $7,831, $8,176 and $7,099, respectively.

At January 31, 2010, the aggregate intrinsic value of options issued and outstanding and options exercisable was $37,600 and $28,893, respectively. The aggregate intrinsic value of service-based options exercised was $6,380, $4,741 and $25,493 in 2009, 2008 and 2007, respectively.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

The weighted average remaining contractual life of options outstanding and options exercisable at January 31, 2010 was 6.0 and 4.9 years, respectively.

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

In the second quarter of 2009, the Company granted to Emanuel Chirico, the Company’s Chief Executive Officer, his 2009 RSU award, as well as “upfront” grants of his 2010 and 2011 RSU awards. The awards are considered to be “upfront” because they are intended to be in lieu of awards that would otherwise be expected to be granted to Mr. Chirico in 2010 and 2011, and the portions of the awards allocable to 2010 and 2011 will vest in accordance with the Company’s standard vesting schedule described above but as if they had been awarded in those years. In addition to the service-based criteria for vesting, the awards granted to Mr. Chirico in the second quarter of 2009 have performance-based conditions which satisfy the conditions for the deductibility of the awards under Section 162(m) of the Internal Revenue Code and need to be satisfied in order to vest. More specifically, such awards require the Company to achieve a specified level of adjusted net income, as defined in the agreement governing these awards, for any one of the performance periods in order to vest. Based on the level of the Company’s earnings in the third and fourth quarters of 2009, the required level of adjusted net income for the 2009 performance period (which consists of the third and fourth quarters of 2009) was met, meaning that Mr. Chirico will vest in the awards, assuming he remains employed by the Company through each of the service-based vesting dates, which end in 2015. The fair value of such awards is equal to the closing price of the Company’s common stock on the date of grant and is recorded ratably, net of estimated forfeitures, over the service-based vesting term.

RSU activity for all employees for the year was as follows:

		Weighted Average
		Grant Date
	RSUs	Fair Value

Non-vested at February 1, 2009	406	$ 45.30
Granted	399	28.49
Vested	48	51.41
Cancelled	23	42.63
Non-vested at January 31, 2010	734	$ 35.85

The aggregate grant date fair value of RSUs granted during 2009, 2008 and 2007 was $11,369, $11,319 and $8,935, respectively. The aggregate grant date fair value of RSUs vested during 2009, 2008 and 2007 was $2,442, $196 and $11, respectively.

At January 31, 2010, there was $12,385 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.

The Company granted contingently issuable performance share awards to all of the Company’s executive officers during 2008 and 2007, subject to performance periods of three years. The holders of the awards granted during 2007 earned an aggregate of 22 shares as a result of the Company’s performance during such three-year period. For the awards granted during 2008, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the three-year performance period based on both earnings per share growth and return on equity during the performance cycle. Depending on the level of objectives achieved, up to a total number of 89 shares could be issued for all non-vested performance share awards granted in 2008. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the year was as follows:

		Weighted Average
	Performance	Grant Date
	Shares	Fair Value

Non-vested at February 1, 2009	158	$ 46.89
Granted	-	-
Vested	22	53.51
Cancelled	47	53.51
Non-vested at January 31, 2010	89	$ 41.80

No performance shares were granted during 2009. The aggregate grant date fair value of performance shares granted during 2008 and 2007 was $3,722 and $4,341, respectively. The aggregate grant date fair value of performance shares vested during 2009 and 2008 was $1,176 and $256, respectively. No performance shares vested during 2007.

The Company currently does not expect any of the non-vested performance shares at January 31, 2010 to ultimately be issued. There was therefore no unrecognized pre-tax compensation expense at January 31, 2010 related to non-vested performance shares.

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions were $2,900, $1,537 and $7,656 in 2009, 2008 and 2007, respectively. Of those amounts, $1,269, $1,158 and $6,261, respectively, were recorded as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

Total stock awards available for grant at January 31, 2010 amounted to 4,832 shares.

12.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the detail of accumulated other comprehensive loss, net of related taxes:

	2009	2008

Retirement liability adjustment	$(79,442)	$(70,752)
Foreign currency translation adjustments	(1,006)	(2,268)
Total	$(80,448)	$(73,020)

13.

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

At January 31, 2010, minimum annual rental commitments under non-cancelable operating leases were as follows:

2010	$101,137
2011	81,491
2012	67,796
2013	54,434
2014	40,574
Thereafter	172,381
Total minimum lease payments	$517,813

The Company’s retail location leases represent $279,859 of the total minimum lease payments. The Company’s administrative offices and showrooms located in New York, New York represent $111,680 of the total minimum lease payments. The Company’s corporate, finance and retail administrative offices located in Bridgewater, New Jersey represent $55,718 of the total minimum lease payments. The Company’s Calvin Klein administrative offices and showrooms represent $42,672 of the total minimum lease payments.

At January 31, 2010, aggregate future minimum rentals to be received under non-cancelable subleases were $2,031.

Rent expense was as follows:

	2009	2008	2007

Minimum	$114,538	$ 122,715	$105,307
Percentage and other	26,656	26,589	21,244
Less: Sublease rental income	(1,164)	(2,319)	(2,196)
Total	$140,030	$146,985	$124,355

14.

ACTIVITY EXIT COSTS AND ASSET IMPAIRMENTS

Restructuring Costs

The Company announced in the fourth quarter of 2008 that it initiated a series of actions to respond to the difficult economic conditions that existed during the second half of 2008 and were expected to (and did) continue into 2009 by restructuring certain of its operations and implementing a number of other cost reduction efforts. The restructuring initiatives included the shutdown of domestic production of machine-made neckwear, a realignment of the Company’s global sourcing organization, reductions in warehousing capacity, including the closure of two of the Company’s warehouses, lease terminations principally for Calvin Klein specialty retail stores and other initiatives to reduce corporate and administrative expenses. In connection with these actions, the Company’s salaried positions were reduced by over 10%, the Company’s machine-made neckwear manufacturing positions were eliminated and certain of the Company’s warehousing positions were eliminated. The salaried position reductions were principally at corporate headquarter locations in New York, New York and corporate administrative offices in Bridgewater, New Jersey and Hong Kong. The manufacturing position reductions were in Los Angeles, California and the warehousing position reductions were principally in Schuylkill Haven, Pennsylvania.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

Costs associated with the exit activities were as follows:

	Total			Cumulative
	Expected			Incurred
	to be	Incurred	Incurred	Through
	Incurred(1)	During 2009	During 2008(1)	1/31/10(1)

Severance, termination benefits and
other costs	$ 26,209	$ 9,467	$ 16,742	$ 26,209
Long-lived asset impairments	5,253	1,494	3,759	5,253
Lease termination costs	16,013	14,936	1,077	16,013
Total	$ 47,475	$ 25,897	$ 21,578	$ 47,475

(1)

Amounts exclude impairment charges of $60,082 recorded in the fourth quarter of 2008 associated with approximately 200 of the Company’s retail stores. See section entitled “Other Asset Impairments” later in this note.

Liabilities recorded in connection with the restructuring were as follows:

	Liability	Costs Incurred	Costs Paid	Liability
	at 2/1/09	During 2009	During 2009	at 1/31/10

Severance, termination benefits and
other costs	$ 15,371	$ 9,467	$ 22,573	$ 2,265
Lease termination costs	788	14,936	14,484	1,240
Total	$ 16,159	$ 24,403	$ 37,057	$ 3,505

The costs incurred associated with the restructuring were included principally in selling, general and administrative expenses of the Company’s segments as follows:

			Cumulative
			Incurred
	Incurred	Incurred	Through
	During 2009	During 2008	1/31/10

Wholesale Dress Furnishings	$ 564	$ 8,354	$ 8,918
Wholesale Sportswear and Related Products	764	4,072	4,836
Retail Apparel and Related Products	18,729	3,353	22,082
Retail Footwear and Related Products	660	477	1,137
Calvin Klein Licensing	-	486	486
Corporate Expenses not allocated to any reportable
segments	5,180	4,836	10,016
Total	$ 25,897	$ 21,578	$ 47,475

Geoffrey Beene Outlet Retail Activity Exit Costs

During 2008, the Company determined that it would not renew its license agreements to operate Geoffrey Beene outlet retail stores and executed a plan to close its Geoffrey Beene outlet retail division. This decision was based on the division not materially or consistently contributing to the Company’s overall profitability. The Geoffrey Beene outlet retail division operated approximately 100 stores at the time the announcement was made to close the division. A limited number of the store locations were converted to the Calvin Klein outlet retail format and the remainder were closed during 2008.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

Costs associated with the closure of the Company’s Geoffrey Beene outlet retail division were incurred in 2008 as follows:

Severance, termination benefits and other costs	$ 3,064
Long-lived asset impairments	6,715
Inventory liquidation costs	5,375
Lease termination costs	3,094
Total	$18,248

As of February 1, 2009, substantially all of these costs had been paid. The costs for asset impairments, lease terminations, severance, termination benefits and other costs were included in selling, general and administrative expenses of the Retail Apparel and Related Products segment. Inventory liquidation costs were included in cost of goods sold of the Retail Apparel and Related Products segment.

Other Asset Impairments

The financial performance in certain of the Company’s outlet retail stores was an impairment indicator in 2009 that required the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on this evaluation, the Company determined that the long-lived assets in certain stores were not recoverable and recorded impairment charges in selling, general and administrative expenses of $5,796 in 2009, of which $5,014 was recorded in the Retail Apparel and Related Products segment and $782 was recorded in the Retail Footwear and Related Products segment.

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

The level of profitability in 2007 in certain of the Company’s outlet retail stores was an impairment indicator which caused the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in certain stores were not recoverable and recorded impairment charges in selling, general and administrative expenses in the Retail Apparel and Related Products segment of $1,331 in 2007.

The impairments recorded in 2009, 2008 and 2007 were determined by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. The net book value of the long-lived assets in excess of the fair value in stores that were deemed not recoverable was written off. Fair value in 2009 was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. Fair value in 2008 and 2007 was estimated based on the estimated recovery value of the assets.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

15.

NET INCOME PER SHARE

The Company computed its basic and diluted net income per share as follows:

	2009	2008	2007

Net income	$161,910	$ 91,771	$183,319

Weighted average common shares outstanding
for basic net income per share	51,639	51,428	55,695
Weighted average impact of dilutive securities	813	712	1,246
Weighted average impact of dilutive warrant	54	60	141
Total shares for diluted net income per share	52,506	52,200	57,082

Basic net income per share	$ 3.14	$ 1.78	$ 3.29
Diluted net income per share	$ 3.08	$ 1.76	$ 3.21

Potentially dilutive securities excluded from the calculation of diluted net income per share were as follows:

	2009	2008	2007

Weighted average antidilutive securities	1,578	1,682	357

According to FASB guidance for earnings per share, contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of January 31, 2010, February 1, 2009 and February 3, 2008, and, therefore, were excluded from the calculation of diluted net income per share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 89, 158 and 82 as of January 31, 2010, February 1, 2009 and February 3, 2008, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities.

16.

NONCASH INVESTING TRANSACTIONS

Omitted from the Investing Activities section of the Consolidated Statement of Cash Flows for the year ended January 31, 2010 were capital expenditures of $911, which will not be paid until 2010.

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

The Company recorded increases to goodwill of $38,866, $39,376 and $37,520 during 2009, 2008 and 2007, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during 2009, 2008 and 2007, the Company paid $37,435, $40,848 and $35,815, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

17.

SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments:  (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - This segment consists of the Company’s wholesale dress furnishings division. This segment derives revenue primarily from marketing: (i) dress shirts under the brand names Van Heusen, IZOD, Eagle, Geoffrey Beene, ARROW, Kenneth Cole New York, Kenneth Cole Reaction, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, MICHAEL Michael Kors, DKNY, Tommy Hilfiger (beginning in the second quarter of 2009), J. Garcia (beginning in the third quarter of 2009) and Elie Tahari (beginning in the fourth quarter of 2009); and (ii) neckwear under the brand names ARROW, IZOD, Calvin Klein, Donald J. Trump Signature Collection, Eagle, DKNY, Tommy Hilfiger, Nautica, Ike Behar, Ted Baker, Jones New York, MICHAEL Michael Kors, Michael Kors Collection and Robert Graham (beginning in the fourth quarter of 2008) and, beginning late in the first quarter of 2008, in connection with the acquisition of certain assets of Mulberry, Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, J. Garcia, Claiborne, Sean John, U.S. POLO ASSN., Axcess, Hart Schaffner Marx, Bugatti, City of London. In addition, the Company sold neckwear under the Perry Ellis Portfolio brand name into the third quarter of 2008, and dress shirts under the BCBG Max Azria and BCBG Attitude brand names into the fourth quarter of 2009. The Company markets its dress shirt and neckwear brands, as well as various private label brands, primarily to department, mid-tier department and specialty stores.

Wholesale Sportswear and Related Products Segment - The Company aggregates the results of its wholesale sportswear divisions into the Wholesale Sportswear and Related Products segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW, Calvin Klein and, beginning in the second quarter of 2008, Timberland to department, mid-tier department and specialty stores. Additionally, beginning in the second quarter of 2007, this segment also derives revenue from marketing women’s sportswear under the brand name IZOD to department, mid-tier department and specialty stores.

Retail Apparel and Related Products Segment - The Company aggregates the results of its Van Heusen, Izod and Calvin Klein retail divisions into the Retail Apparel and Related Products segment. This segment derives revenue principally from operating retail stores, primarily in outlet centers, which sell apparel and accessories under the brand names Van Heusen, IZOD and Calvin Klein. In addition, into the fourth quarter of 2008, the Company operated retail stores under the brand name Geoffrey Beene. The Company announced during 2008 that it would not renew its license to operate Geoffrey Beene outlet retail stores and ceased operations of its Geoffrey Beene outlet retail division during the fourth quarter of 2008. Please see Note 14, “Activity Exit Costs and Asset Impairments,” for details of the closure. This segment also derives revenue from selling Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price Calvin Klein Collection retail store located in New York City.

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

The following tables present summarized information by segment:

	2009	2008	2007
Revenue - Wholesale Dress Furnishings
Net sales	$ 532,894	$ 527,815	$ 524,665
Royalty revenue	5,496	6,273	6,243
Advertising and other revenue	1,777	2,747	2,683
Total	540,167	536,835	533,591

Revenue - Wholesale Sportswear and Related Products
Net sales	572,301	625,380	630,875
Royalty revenue	8,992	10,520	10,630
Advertising and other revenue	2,555	4,259	3,710
Total	583,848	640,159	645,215

Revenue - Retail Apparel and Related Products
Net sales	672,587	713,956(1)	690,700(1)
Royalty revenue	5,723	6,656	7,699
Total	678,310	720,612	698,399

Revenue - Retail Footwear and Related Products
Net sales	267,283	268,303	281,481
Royalty revenue	460	370	110
Advertising and other revenue	74	168	1,082
Total	267,817	268,841	282,673

Revenue - Calvin Klein Licensing
Royalty revenue	225,208	212,733	189,743
Advertising and other revenue	77,692	87,493	75,554
Total	302,900	300,226	265,297

Revenue - Other(2)
Net Sales	25,689	25,262	-
Total	25,689	25,262	-

Total Revenue
Net sales	2,070,754	2,160,716	2,127,721
Royalty revenue	245,879	236,552	214,425
Advertising and other revenue	82,098	94,667	83,029
Total(3)	$2,398,731	$2,491,935	$2,425,175

Income before interest and taxes - Wholesale Dress Furnishings	$ 58,728(4)	$ 64,547(4)	$ 76,654

Income before interest and taxes - Wholesale Sportswear
and Related Products	50,636(5)	71,751(5)	82,854

Income (loss) before interest and taxes - Retail Apparel
and Related Products	30,699(6)	(46,693)(6)	58,538

Income (loss) before interest and taxes - Retail Footwear
and Related Products	8,683(7)	(150)(7)	23,205

Income before interest and taxes - Calvin Klein Licensing	166,472	154,072(8)	128,868

Loss before interest and taxes - Other(2)	(71,406)	(69,779)	(58,289)

Income before interest and taxes	$ 243,812	$ 173,748	$ 311,830

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

(1)

Revenue for the Retail Apparel and Related Products segment for 2008 and 2007 includes $94,885 and $107,996, respectively, associated with the Company’s Geoffrey Beene outlet retail division, which was closed during 2008.

(2)

Includes corporate expenses not allocated to any reportable segments and the results of the Company’s Calvin Klein Collection wholesale business, which was acquired in January 2008. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, the Company includes all stock-based compensation expenses in corporate expenses. Corporate expenses for 2009 and 2008 include costs associated with the Company’s restructuring initiatives. Please see the section entitled “Restructuring Costs” in Note 14, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(3)

No single customer accounted for greater than 10% of the Company’s revenue in 2007. Macy’s accounted for 11.9% and 11.5% of the Company’s revenue in 2009 and 2008, respectively. This revenue is reported in the Wholesale Dress Furnishings and the Wholesale Sportswear and Related Products segments.

(4)

Income before interest and taxes for the Wholesale Dress Furnishings segment for 2009 and 2008 includes costs associated with the Company’s restructuring initiatives. Please see the section entitled “Restructuring Costs” in Note 14, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(5)

Income before interest and taxes for the Wholesale Sportswear and Related Products segment for 2009 and 2008 includes costs associated with the Company’s restructuring initiatives. Please see the section entitled “Restructuring Costs” in Note 14, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(6)

Income (loss) before interest and taxes for the Retail Apparel and Related Products segment for 2009 and 2008 includes costs associated with the Company’s restructuring initiatives and long-lived asset impairments. Loss before interest and taxes for the Retail Apparel and Related Products segment for 2008 also includes costs associated with the closing of the Company’s Geoffrey Beene outlet retail division. Please see the sections entitled “Geoffrey Beene Outlet Retail Activity Exit Costs,” “Restructuring Costs” and “Other Asset Impairments” in Note 14, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(7)

Income (loss) before interest and taxes for the Retail Footwear and Related Products segment for 2009 and 2008 includes costs associated with the Company’s restructuring initiatives and long-lived asset impairments. Please see the sections entitled “Restructuring Costs” and “Other Asset Impairments” in Note 14, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(8)

Income before interest and taxes for the Calvin Klein Licensing segment for 2008 includes costs associated with the Company’s restructuring initiatives. Please see the section entitled “Restructuring Costs” in Note 14, “Activity Exit Costs and Asset Impairments,” for a further discussion.

Intersegment transactions consist of transfers of inventory principally between the Wholesale Dress Furnishings segment and the Retail Apparel and Related Products segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage is eliminated in the Retail Apparel and Related Products segment.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

	2009	2008	2007
Identifiable Assets
Wholesale Dress Furnishings	$ 297,069	$ 289,995	$ 290,468
Wholesale Sportswear and Related Products	285,243	290,202	300,734
Retail Apparel and Related Products	142,462	151,258	239,747
Retail Footwear and Related Products	43,857	57,244	72,273
Calvin Klein Licensing	885,687	834,402	770,123
Other	685,361	577,083	499,049
Total	$2,339,679	$2,200,184	$2,172,394
Depreciation and Amortization
Wholesale Dress Furnishings	$ 8,334	$ 7,756	$ 7,128
Wholesale Sportswear and Related Products	9,866	8,384	8,199
Retail Apparel and Related Products	17,615	22,889	17,908
Retail Footwear and Related Products	5,530	6,874	5,880
Calvin Klein Licensing	2,870	2,603	2,321
Other	5,674	6,860	5,154
Total	$ 49,889	$ 55,366	$ 46,590
Identifiable Capital Expenditures(1)
Wholesale Dress Furnishings	$ 2,881	$ 3,971	$ 9,451
Wholesale Sportswear and Related Products	2,262	10,948	13,723
Retail Apparel and Related Products	13,153	48,181	53,638
Retail Footwear and Related Products	2,462	9,602	11,189
Calvin Klein Licensing	1,047	1,993	4,188
Other	2,962	5,636	10,370
Total	$ 24,767	$ 80,331	$ 102,559

(1)

Capital expenditures in 2009 include $911 of accruals which will not be paid until 2010. Capital expenditures in 2007 include $7,810 of accruals which were not paid until 2008, and such amount is excluded from capital expenditures in 2008.

Assets related to the Company’s segments are principally located in the United States.

Revenue, based on location of origin, was as follows:

	2009	2008	2007

Domestic	$2,129,336	$2,236,524	$2,231,231
Foreign	269,395	255,411	193,944
Total	$2,398,731	$2,491,935	$2,425,175

18.

GUARANTEES

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of January 31, 2010 is $500. The guarantee expires on January 31, 2011.

The Company guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of January 31, 2010 is approximately $3,800, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,400 as of January 31, 2010, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Currency and share amounts in thousands, except per share data)

19.

OTHER COMMENTS

Included in selling, general and administrative expenses on the Company’s Consolidated Income Statements are foreign currency transaction losses of $309 (2009), $3,380 (2008) and gains of $123 (2007).

Included in accrued expenses on the Company’s Consolidated Balance Sheets are certain incentive compensation costs of $30,960 as of January 31, 2010, and certain wholesale sales allowance accruals of $39,534 and $41,558 as of January 31, 2010 and February 1, 2009, respectively.

The Company is a party to certain litigation which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

20.

SUBSEQUENT EVENT (UNAUDITED)

The Company announced on March 15, 2010 that it had entered into a definitive agreement to acquire Tommy Hilfiger B.V. and certain affiliated companies (collectively “Tommy Hilfiger”), which is controlled by funds affiliated with Apax Partners L.P., for total consideration of €2,200,000, or approximately $3,000,000, plus the assumption of €100,000 in liabilities. The consideration includes €1,924,000 in cash and €276,000 in shares of the Company’s common stock. The Company has entered into a forward foreign exchange contract with respect to €1,300,000 of the purchase price to hedge against its exposure to changes in the exchange rate for the Euro. The Company’s obligations under this contract are contingent upon the closing of the acquisition. The closing of the transaction is subject to the receipt of financing and other customary conditions, including the receipt of required regulatory approvals. The transaction is expected to close during the Company’s second quarter of 2010. In the event that the transaction does not close due to the failure to obtain the financing or satisfy certain other conditions, the Company has agreed to pay €69,000 to the selling shareholders.

The Company expects to finance the €1,924,000 cash portion of the Tommy Hilfiger acquisition and refinance its $300,000 of existing senior unsecured notes using a combination of cash on hand, bank debt and public and/or private offerings of debt and/or equity.

PHILLIPS-VAN HEUSEN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

(In thousands, except per share data)

The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods of the fiscal years presented:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2009(1)	2008	2009(1)	2008(3)	2009(1),(2)	2008(3)	2009(1)	2008(3),(4)

Total revenue	$557,425	$625,698	$529,283	$560,967	$697,440	$727,484	$614,583	$577,786
Gross profit	271,826	310,790	265,756	288,937	337,674	341,300	307,347	259,641
Net income (loss)	24,711	46,801	26,557	29,206	83,619	53,699	27,023	(37,935)

Basic net income (loss)
per common share	0.48	0.91	0.51	0.57	1.62	1.04	0.52	(0.74)

Diluted net income (loss)
per common share	0.48	0.90	0.51	0.56	1.58	1.03	0.51	(0.74)

Price range of stock
per common share
High	30.48	43.86	36.08	47.94	44.85	45.77	44.92	24.60
Low	14.09	30.50	24.71	31.62	33.15	20.37	39.03	13.04

(1)

The first, second, third and fourth quarters of 2009 include pre-tax costs of $4,720, $6,256, $6,174 and $8,747, respectively, associated with the Company’s restructuring initiatives announced in the fourth quarter of 2008, including the shutdown of domestic production of machine-made neckwear, a realignment of the Company’s global sourcing organizational structure, reductions in warehousing capacity, lease termination fees for Calvin Klein specialty retail stores and other initiatives to reduce corporate and administrative expenses. Please see the section entitled “Restructuring Costs” in Note 14, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(2)

The third quarter of 2009 includes a tax benefit of approximately $30,000 related to the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

(3)

The second, third and fourth quarters of 2008 include pre-tax costs of $8,687, $6,077 and $3,484, respectively, associated with the closing of the Company’s Geoffrey Beene outlet retail division.

(4)

The fourth quarter of 2008 includes pre-tax costs of $60,082 associated with fixed asset impairment charges for approximately 200 of the Company’s retail stores and pre-tax costs of $21,578 associated with the Company’s restructuring initiatives announced in the fourth quarter of 2008, as discussed above. Please see the section entitled “Restructuring Costs” in Note 14, “Activity Exit Costs and Asset Impairments,” for a further discussion.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2010.

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

/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER

Emanuel Chirico	Michael Shaffer
Chairman and Chief Executive Officer	Executive Vice President and
March 31, 2010	Chief Financial Officer
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have audited Phillips-Van Heusen Corporation’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phillips-Van Heusen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Phillips-Van Heusen Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of January 31, 2010 and February 1, 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2010 and our report dated March 31, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of January 31, 2010 and February 1, 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2010. Our audits also included the financial statement schedule included in Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at January 31, 2010 and February 1, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2010 in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Phillips-Van Heusen Corporation’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 31, 2010

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY

(In thousands, except per share data, percents and ratios)

	2009 (1)	2008 (2)	2007	2006 (3)	2005 (4)
Summary of Operations
Revenue	$2,398,731	$2,491,935	$2,425,175	$2,090,648	$1,908,848
Cost of goods sold and expenses	2,154,919	2,318,187	2,113,345	1,825,342	1,702,002
Income before interest and taxes	243,812	173,748	311,830	265,306	206,846
Interest expense, net	32,229	27,444	17,009	16,873	28,577
Income tax expense	49,673	54,533	111,502	93,204	66,581
Net income	$ 161,910	$ 91,771	$ 183,319	$ 155,229	$ 111,688

Per Share Statistics
Basic net income per common share	$ 3.14	$ 1.78	$ 3.29	$ 2.71	$ 2.15
Diluted net income per common share	3.08	1.76	3.21	2.64	1.85

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	22.51	19.40	18.65	16.87	14.12

Financial Position
Current assets	994,883	864,429	836,219	799,863	681,257
Current liabilities	362,881	349,238	360,148	298,026	242,225
Working capital	632,002	515,191	476,071	501,837	439,032
Total assets	2,339,679	2,200,184	2,172,394	2,013,345	1,765,048
Long-term debt	399,584	399,567	399,552	399,538	399,525
Series B convertible preferred stock	-	-	-	-	161,926
Stockholders’ equity	$1,168,553	$ 998,795	$ 956,283	$ 942,157	$ 610,662

Other Statistics
Total debt to total capital(5)	25.5%	28.6%	29.5%	29.8%	34.1%
Net debt to net capital(6)	(7.5)%	6.7%	11.9%	3.4%	14.6%
Current ratio	2.7	2.5	2.3	2.7	2.8

(1)

2009 includes (a) pre-tax costs of $25,897 associated with the Company’s restructuring initiatives announced in the fourth quarter of 2008, including the shutdown of domestic production of machine-made neckwear, a realignment of our global sourcing organization, reductions in warehousing capacity, lease termination fees for Calvin Klein specialty retail stores and other initiatives to reduce corporate and administrative expenses; and (b) a net tax benefit of $29,619 related principally to the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

(2)

2008 includes (a) fixed asset impairment charges of $60,082 for approximately 200 of the Company’s retail stores; (b) pre-tax costs of $21,578 associated with the Company’s restructuring initiatives announced in the fourth quarter of 2008, including the shutdown of domestic production of machine-made neckwear, a realignment of the Company’s global sourcing organizational structure, reductions in warehousing capacity and other initiatives to reduce corporate and administrative expenses; and (c) pre-tax costs of $18,248 associated with the closing of the Company’s Geoffrey Beene outlet retail division.

(3)

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

(4)

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

PHILLIPS-VAN HEUSEN CORPORATION

TEN YEAR FINANCIAL SUMMARY (CONTINUED)

(In thousands, except per share data, percents and ratios)

	2004 (1)	2003 (2)	2002	2001 (3)	2000 (4)
Summary of Operations
Revenue	$1,641,428	$1,568,836	$1,392,038	$1,418,185	$1,440,719
Cost of goods sold and expenses	1,511,549	1,509,558	1,323,003	1,377,046	1,370,182
Income before interest and taxes	129,879	59,278	69,035	41,139	70,537
Interest expense, net	42,857	36,372	22,729	24,451	22,322
Income tax expense	28,407	8,200	15,869	6,008	18,115
Net income	$ 58,615	$ 14,706	$ 30,437	$ 10,680	$ 30,100

Per Share Statistics
Basic net income (loss) per common share	$ 1.20	$ (0.18)	$ 1.10	$ 0.39	$ 1.10
Diluted net income (loss) per common share	1.14	(0.18)	1.08	0.38	1.10

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	11.23	9.68	9.80	9.62	9.80

Financial Position
Current assets	504,137	490,584	451,127	405,300	436,381
Current liabilities	219,266	182,864	127,439	114,358	138,095
Working capital	284,871	307,720	323,688	290,942	298,286
Total assets	1,560,355	1,439,283	771,700	708,933	724,364
Long-term debt	399,512	399,097	249,012	248,935	248,851
Series B convertible preferred stock	264,746	264,746	-	-	-
Stockholders’ equity	$ 364,026	$ 296,157	$ 272,227	$ 265,727	$ 268,561

Other Statistics
Total debt to total capital(5)	38.9%	41.6%	47.8%	48.4%	48.1%
Net debt to net capital(6)	30.5%	32.2%	32.6%	43.6%	46.0%
Current ratio	2.3	2.7	3.5	3.5	3.2

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

2000 includes 53 weeks of operations.

(5)

Total capital equals interest-bearing debt, preferred stock and stockholders’ equity.

(6)

Net debt and net capital are total debt and total capital reduced by cash.

SCHEDULE II

PHILLIPS-VAN HEUSEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions	Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period

Year Ended January 31, 2010

Allowance for doubtful accounts	$ 7,160	$ 5,617	$ -	$ 5,553(b)	$ 7,224
Allowance/accrual for operational
chargebacks and customer
markdowns(a)	91,700	173,818	677	174,308	91,887
Total	98,860	179,435	677	179,861	99,111

Year Ended February 1, 2009

Allowance for doubtful accounts	2,611	7,241	2,997	5,689(b)	7,160
Allowance/accrual for operational
chargebacks and customer
markdowns(a)	87,601	165,374	2,748	164,023	91,700
Total	90,212	172,615	5,745	169,712	98,860

Year Ended February 3, 2008

Allowance for doubtful accounts	2,612	217	-	218(b)	2,611
Allowance/accrual for operational
chargebacks and customer
markdowns(a)	82,245	154,541	-	149,185	87,601
Total	$ 84,857	$ 154,758	$ -	$ 149,403	$ 90,212

(a)

Contains activity associated with the wholesale sales allowance accrual included in accrued expenses. Please see Note 19, “Other Comments” for specified amounts.

(b)

Principally accounts written off as uncollectible, net of recoveries.