Form 10-Q
period 2010-05-02
PHILLIPS VAN HEUSEN CORP /DE/
filed 2010-06-10
CIK 78239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2010

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of June 1, 2010 was 66,314,078.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of May 2, 2010, January 31, 2010 and May 3, 2009	2

Consolidated Statements of Operations for the Thirteen Weeks Ended May 2, 2010 and May 3, 2009	3

Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 2, 2010
and May 3, 2009	4

Notes to Consolidated Financial Statements	5-17

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 - Controls and Procedures	27

PART II -- OTHER INFORMATION

Item 1A - Risk Factors	28-33

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6 - Exhibits	34-36

Signatures	37

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions, including, without limitation, statements relating to the acquisition of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”), are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) in connection with the acquisition of Tommy Hilfiger, we borrowed significant amounts, may be considered to be highly leveraged, and will have to use a significant portion of our cash flows to service such indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to develop and grow our Calvin Klein businesses in terms of revenue and profitability, and our ability to realize benefits from Tommy Hilfiger; (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers limit or cease shopping in order to avoid exposure or become ill; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity, such as Tommy Hilfiger, into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Phillips-Van Heusen Corporation

We have reviewed the consolidated balance sheets of Phillips-Van Heusen Corporation as of May 2, 2010 and May 3, 2009 and the related consolidated statements of operations and statements of cash flows for the thirteen week periods ended May 2, 2010 and May 3, 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Phillips-Van Heusen Corporation as of January 31, 2010, and the related consolidated income statement, statement of changes in stockholders’ equity, and statement of cash flows for the year then ended (not presented herein) and in our report dated March 31, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New York, New York

June 10, 2010

Phillips-Van Heusen Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	May 2,	January 31,	May 3,
	2010	2010	2009
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$ 791,595	$ 480,882	$ 282,005
Trade receivables, net of allowances for doubtful accounts of $6,638, $7,224 and $10,677	233,473	188,844	210,693
Other receivables	8,023	7,759	11,828
Inventories, net	284,840	263,788	281,489
Prepaid expenses	45,126	41,038	46,519
Other, including deferred taxes of $5,621, $5,621 and $10,049	13,330	12,572	15,985
Total Current Assets	1,376,387	994,883	848,519
Property, Plant and Equipment, net	161,452	167,474	188,754
Goodwill	428,191	419,179	388,432
Tradenames	621,135	621,135	621,135
Perpetual License Rights	86,000	86,000	86,000
Other Intangibles, net	31,258	32,056	34,737
Other Assets	25,594	18,952	26,603
Total Assets	$ 2,730,017	$2,339,679	$ 2,194,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 99,971	$ 108,494	$ 72,774
Accrued expenses	262,375	215,413	207,619
Deferred revenue	35,122	38,974	34,911
Total Current Liabilities	397,468	362,881	315,304
Long-Term Debt	399,588	399,584	399,572
Other Liabilities, including deferred taxes of $176,800, $176,449 and $180,773	419,713	408,661	455,872

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized; no shares issued or outstanding	-	-	-
Common stock, par value $1 per share; 240,000,000 shares authorized; 57,953,219; 57,139,230 and 56,787,169 shares issued	57,953	57,139	56,787
Additional capital	771,548	596,344	576,558
Retained earnings	764,495	796,282	663,009
Accumulated other comprehensive loss	(79,870)	(80,448)	(72,387)
Less: 14,075; 5,236,818 and 5,229,535 shares of common stock held in treasury, at cost	(878)	(200,764)	(200,535)
Total Stockholders’ Equity	1,513,248	1,168,553	1,023,432
Total Liabilities and Stockholders’ Equity	$ 2,730,017	$2,339,679	$ 2,194,180

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended
	May 2,	May 3,
	2010	2009

Net sales	$530,688	$475,745
Royalty revenue	65,859	58,918
Advertising and other revenue	22,497	22,762
Total revenue	619,044	557,425

Cost of goods sold	302,011	285,599

Gross profit	317,033	271,826

Selling, general and administrative expenses	287,200	222,712

Other loss	52,390	-

(Loss) income before interest and taxes	(22,557)	49,114

Interest expense	8,382	8,366
Interest income	107	506

(Loss) income before taxes	(30,832)	41,254

Income tax (benefit) expense	(3,219)	16,543

Net (loss) income	$ (27,613)	$ 24,711

Basic net (loss) income per share	$ (0.53)	$ 0.48

Diluted net (loss) income per share	$ (0.53)	$ 0.48

Dividends declared per share	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Thirteen Weeks Ended
	May 2,	May 3,
	2010	2009

OPERATING ACTIVITIES
Net (loss) income	$(27,613)	$ 24,711
Adjustments to reconcile to net cash used by operating activities:
Unrealized losses on derivative instruments	52,390	-
Depreciation and amortization	12,066	12,477
Deferred taxes	(8,808)	386
Stock-based compensation expense	4,090	2,663
Impairment of long-lived assets	-	136

Changes in operating assets and liabilities:
Trade receivables, net	(44,629)	(23,051)
Inventories, net	(21,052)	3,066
Accounts payable, accrued expenses and deferred revenue	(14,931)	(33,370)
Prepaid expenses	(4,088)	(11,239)
Other, net	11,950	2,605
Net cash used by operating activities	(40,625)	(21,616)

INVESTING ACTIVITIES(1)
Purchase of property, plant and equipment	(4,822)	(6,200)
Contingent purchase price payments	(11,245)	(9,585)
Business acquisition	-	(5,699)
Net cash used by investing activities	(16,067)	(21,484)

FINANCING ACTIVITIES
Net proceeds from common stock offering	364,860	-
Net proceeds from settlement of awards under stock plans	5,357	888
Excess tax benefits from awards under stock plans	2,932	106
Cash dividends on common stock	(4,174)	(3,885)
Acquisition of treasury shares	(1,570)	(171)
Net cash provided (used) by financing activities	367,405	(3,062)

Increase (decrease) in cash and cash equivalents(2)	310,713	(46,162)

Cash and cash equivalents at beginning of period	480,882	328,167

Cash and cash equivalents at end of period	$791,595	$282,005

(1) See Note 13 for information on noncash investing transactions.

(2) The effect of exchange rate changes on cash and cash equivalents was immaterial for the thirteen weeks ended May 2, 2010 and May 3, 2009.

See accompanying notes.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency and share amounts in thousands, except per share data)

1.  GENERAL

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from the estimates.

The results of operations for the thirteen weeks ended May 2, 2010 and May 3, 2009 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, G.H. Bass & Co., Geoffrey Beene, ARROW, Tommy Hilfiger, CHAPS, Sean John, Trump, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Elie Tahari, Nautica, Ike Behar, Ted Baker, Jones New York, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess and Timberland and to other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

2.  INVENTORIES

Inventories related to the Company’s wholesale operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories is determined using the last-in, first-out method (“LIFO”). Cost for principally all other inventories is determined using the first-in, first-out method (“FIFO”). At May 2, 2010, January 31, 2010 and May 3, 2009, no LIFO reserves were recorded because LIFO cost approximated FIFO cost.

3.  ACQUISITIONS

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

Acquisition of Tommy Hilfiger

The Company acquired all of the outstanding equity interests of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”) from funds affiliated with Apax Partners L.P. subsequent to the close of the first quarter of 2010. Please see Note 17, “Subsequent Events,” for a further discussion.

4.  GOODWILL

The changes in the carrying amount of goodwill for the period ended May 2, 2010, by segment, were as follows:

		Wholesale
	Wholesale	Sportswear
	Dress	and Related	Calvin Klein
	Furnishings	Products	Licensing	Total

Balance as of January 31, 2010
Goodwill, gross	$ 74,932	$ 84,553	$ 259,694	$ 419,179
Accumulated impairment losses	-	-	-	-
Goodwill, net	74,932	84,553	259,694	419,179
Contingent purchase price payments to
Mr. Calvin Klein	-	-	9,425	9,425
Currency translation	(252)	-	(161)	(413)
Balance as of May 2, 2010
Goodwill, gross	74,680	84,553	268,958	428,191
Accumulated impairment losses	-	-	-	-
Goodwill, net	$ 74,680	$ 84,553	$ 268,958	$ 428,191

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

5.  RETIREMENT AND BENEFIT PLANS

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

Net benefit cost was recognized as follows:

	Pension Plans		CAP Plan		Postretirement Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	5/2/10	5/3/09	5/2/10	5/3/09	5/2/10	5/3/09

Service cost, including plan
expenses	$ 2,345	$ 1,927	$ 23	$ 18	$ -	$ -
Interest cost	4,385	4,271	233	248	339	365
Amortization of net loss (gain)	1,869	637	-	(9)	105	64
Expected return on plan assets	(5,003)	(5,074)	-	-	-	-
Amortization of prior service
credit	(16)	(7)	-	-	(204)	(204)
Total	$ 3,580	$ 1,754	$ 256	$ 257	$ 240	$ 225

6.  COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income was as follows:

	Thirteen Weeks Ended
	5/2/10	5/3/09

Net (loss) income	$(27,613)	$24,711
Foreign currency translation adjustments, net of tax (benefit) expense of
$(312) and $203	(513)	334
Change related to retirement and benefit plan costs,
net of tax expense of $663 and $182	1,091	299
Comprehensive (loss) income	$(27,035)	$25,344

7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into foreign currency forward exchange contracts to purchase €1,300,000 during the first quarter of 2010 in connection with the acquisition of Tommy Hilfiger to hedge against its exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. Such foreign currency forward exchange contracts were not designated as hedging instruments. The Company recorded these foreign currency forward exchange contracts at their fair value of $52,390 in Accrued Expenses in its consolidated balance sheet, with the corresponding loss from the contract date through the end of the quarter recorded in Other Loss in its consolidated statement of operations. Please refer to Note 8, “Fair Value Measurements,” for disclosures on fair value measurements of the Company’s derivative financial instruments.

The Company had no other derivative instruments outstanding as of May 2, 2010. The Company had no derivative financial instruments with credit risk related contingent features as of May 2, 2010. The Company does not enter into derivative transactions for speculative or trading purposes.

8.  FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. It also establishes a three level hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that were required to be remeasured at fair value on a recurring basis during the thirteen weeks ended May 2, 2010.

				Total Fair
	Fair Value Measurement Using			Value at
Description	Level 1	Level 2	Level 3	5/2/10
Derivative instrument liabilities	N/A	$(52,390)	N/A	$(52,390)

Derivative instrument liabilities represent unrealized losses on foreign currency forward exchange contracts, which are measured as the difference between (i) the United States dollars to be paid at the contracts’ settlement date and (ii) the United States dollar value of the foreign currency to be purchased at the period end spot rate.

There were no financial assets and liabilities that were required to be remeasured at fair value on a recurring basis during the thirteen weeks ended May 3, 2009.

There were no non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis during the thirteen weeks ended May 2, 2010.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis during the thirteen weeks ended May 3, 2009, and the total impairments recorded as a result of the remeasurement process.

Total
				Fair Value	Impairments for
				as of	Thirteen Weeks
	Fair Value Measurement Using			Impairment	Ended
Description	Level 1	Level 2	Level 3	Date	5/3/09
Property and equipment	N/A	N/A	$ -	$ -	$ 136

In accordance with FASB guidance for the impairment or disposal of long-lived assets, long-lived assets held and used with a carrying amount of $136 were written down to a fair value of zero during the thirteen weeks ended May 3, 2009. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions.

The carrying amounts and the fair values of the Company’s cash and cash equivalents and long-term debt for the period ended May 2, 2010 were as follows:

	Carrying	Fair
	Amount	Value

Cash and cash equivalents	$791,595	$791,595
Long-term debt	399,588	401,500

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

Through May 2, 2010, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net (loss) income for the thirteen weeks ended May 2, 2010 and May 3, 2009 included $4,090 and $2,663, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirteen weeks ended May 2, 2010 and May 3, 2009, respectively:

	Thirteen Weeks Ended
	5/2/10	5/3/09
Weighted average risk-free interest rate	3.01%	2.05%
Weighted average expected option term (in years)	6.25	6.25
Weighted average expected volatility	41.75%	38.47%
Expected annual dividends per share	$ 0.15	$ 0.15
Weighted average estimated fair value per share of options granted	$26.64	$10.05

The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110 in December 2007. SAB No. 110 allows for the continued use, under certain circumstances, of the simplified method discussed in SAB No. 107 for estimating the expected term of “plain vanilla” stock options. The Company has continued to utilize the simplified method to estimate the expected term for its stock options granted due to a lack of relevant historical data resulting, in part, from recent changes in the pool of employees receiving option grants and changes in the vesting schedule of certain grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Service-based stock option activity for the thirteen weeks ended May 2, 2010 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at January 31, 2010	3,616	$ 30.16
Granted	111	60.08
Exercised	256	21.95
Cancelled	2	28.27
Outstanding at May 2, 2010	3,469	$ 31.73
Exercisable at May 2, 2010	2,559	$ 30.59

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

RSU activity for the thirteen weeks ended May 2, 2010 was as follows:

		Weighted Average
		Grant Date
	RSUs	Fair Value

Non-vested at January 31, 2010	734	$ 35.85
Granted	119	61.82
Vested	61	43.41
Cancelled	4	37.38
Non-vested at May 2, 2010	788	$ 39.19

The Company granted contingently issuable performance share awards to all of the Company’s executive officers during the first quarters of 2010 and 2008, subject to performance periods of two and three years, respectively. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on earnings per share growth for the awards granted in 2010 and both earnings per share growth and return on equity for the awards granted in 2008 during the applicable performance cycle. Depending on the level of objectives achieved, up to a total number of 96 and 89 shares could be issued for all non-vested performance share awards granted in 2010 and 2008, respectively. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the thirteen weeks ended May 2, 2010 was as follows:

		Weighted Average
	Performance	Grant Date
	Shares	Fair Value

Non-vested at January 31, 2010	89	$ 41.80
Granted	96	63.29
Vested	-	-
Cancelled	-	-
Non-vested at May 2, 2010	185	$ 52.92

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirteen weeks ended May 2, 2010 and May 3, 2009 were

$4,336 and $504, respectively. Of those amounts, $2,932 and $106, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

10.  STOCKHOLDERS’ EQUITY

Common Stock Offering

The Company sold 5,750 shares of its common stock on April 28, 2010 for an offering price of $66.50 per share before commissions and discounts to underwriters. The net proceeds of the sale after commissions, discounts and related fees, which totaled $364,860, were used to fund a portion of the Company’s May 6, 2010 acquisition of Tommy Hilfiger. Of the 5,750 shares, a total of 5,250 shares were released from treasury and 500 shares were newly issued.

Warrant

The Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share in connection with the Company’s acquisition of Calvin Klein in 2003. 160 shares of such warrant were exercised during the first quarter of 2010, and the remaining 160 shares issuable upon exercise of the warrant remained outstanding as of May 2, 2010.

11.  ACTIVITY EXIT COSTS AND ASSET IMPAIRMENTS

The Company announced in the fourth quarter of 2008 that it initiated a series of actions to respond to the difficult economic conditions that existed during the second half of 2008 and were expected to (and did) continue into 2009 by restructuring certain of its operations and implementing a number of other cost reduction efforts. These restructuring initiatives were substantially completed during 2009.

The Company recorded long-lived asset impairment charges in connection with these restructuring initiatives of $136 in the first quarter of 2009. Such charges were included in corporate selling, general and administrative expenses not allocated to any reportable segments.

Liabilities recorded in connection with the restructuring were as follows:

Costs Paid
During the
	Liability	Thirteen Weeks	Liability
	at 1/31/10	Ended 5/2/10	at 5/2/10

Severance, termination benefits and other costs	$ 2,265	$ 905	$ 1,360
Lease termination costs	1,240	342	898
Total	$ 3,505	$ 1,247	$ 2,258

12.  NET (LOSS) INCOME PER SHARE

The Company computed its basic and diluted net (loss) income per share as follows:

	Thirteen Weeks Ended
	5/2/10	5/3/09

Net (loss) income	$(27,613)	$24,711

Weighted average common shares outstanding for basic net (loss) income
per share	52,279	51,511
Weighted average impact of dilutive securities	-	371
Total shares for diluted net (loss) income per share	52,279	51,882

Basic net (loss) income per share	$ (0.53)	$ 0.48

Diluted net (loss) income per share	$ (0.53)	$ 0.48

Potentially dilutive securities excluded from the calculation of diluted net (loss) income per share were as follows:

	Thirteen Weeks Ended
	5/2/10	5/3/09

Weighted average antidilutive securities	4,611	2,825

According to FASB guidance for earnings per share, contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per share for that period. The Company had contingently issuable awards that did not meet the performance conditions as of May 2, 2010 and May 3, 2009 and, therefore, were excluded from the calculation of diluted net (loss) income per share for the thirteen weeks ended May 2, 2010 and May 3, 2009. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 185 and 158 as of May 2, 2010 and May 3, 2009, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities.

13.  NONCASH INVESTING TRANSACTIONS

During the first quarters of 2010 and 2009, the Company recorded increases to goodwill of $9,425 and $8,712, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the first quarters of 2010 and 2009, the Company paid $11,245 and $9,585, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the fourth quarters of 2009 and 2008, respectively, which were the periods during which the liabilities were incurred.

14.  SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into five reportable segments:  (i) Wholesale Dress Furnishings; (ii) Wholesale Sportswear and Related Products; (iii) Retail Apparel and Related Products; (iv) Retail Footwear and Related Products; and (v) Calvin Klein Licensing.

Wholesale Dress Furnishings Segment - This segment consists of the Company’s wholesale dress furnishings division. This segment derives revenue primarily from marketing both dress shirts and neckwear under the brand names ARROW, Calvin Klein Collection, ck Calvin Klein, Calvin Klein, IZOD, Eagle, Sean John, Trump (marketed as Donald J. Trump Signature Collection prior to January 1, 2010), Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, DKNY, Tommy Hilfiger, Elie Tahari, J. Garcia and MICHAEL Michael Kors, as well as dress shirts under the brand names Van Heusen, Geoffrey Beene and CHAPS and neckwear under the brand names Nautica, Ike Behar, Ted Baker, Jones New York, Michael Kors Collection, Claiborne, U.S. POLO ASSN., Axcess, Hart Schaffner Marx, Bugatti, City of London and Robert Graham. In addition, the Company sold dress shirts under the BCBG Max Azria and BCBG Attitude brand names into the fourth quarter of 2009. The Company markets its dress shirt and neckwear brands, as well as various private label brands, primarily to department, mid-tier department and specialty stores.

Wholesale Sportswear and Related Products Segment - The Company aggregates the results of its wholesale sportswear divisions into the Wholesale Sportswear and Related Products segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW, Calvin Klein and Timberland, and women’s sportswear under the brand name IZOD to department, mid-tier department and specialty stores.

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

The following table presents summarized information by segment:

	Thirteen Weeks Ended
	5/2/10	5/3/09

Revenue - Wholesale Dress Furnishings
Net sales	$142,440	$130,128
Royalty revenue	1,367	1,505
Advertising and other revenue	399	448
Total	144,206	132,081

Revenue - Wholesale Sportswear and Related Products
Net sales	169,094	150,013
Royalty revenue	2,207	2,231
Advertising and other revenue	623	962
Total	171,924	153,206

Revenue - Retail Apparel and Related Products
Net sales	153,744	138,040
Royalty revenue	1,444	1,321
Total	155,188	139,361

Revenue - Retail Footwear and Related Products
Net sales	58,202	52,023
Royalty revenue	195	101
Advertising and other revenue	75	35
Total	58,472	52,159

Revenue - Calvin Klein Licensing
Royalty revenue	60,646	53,760
Advertising and other revenue	21,400	21,317
Total	82,046	75,077

Revenue – Other(1)
Net sales	7,208	5,541
Total	7,208	5,541

Total Revenue
Net sales	530,688	475,745
Royalty revenue	65,859	58,918
Advertising and other revenue	22,497	22,762
Total	$619,044	$557,425

Income before interest and taxes - Wholesale Dress Furnishings	$ 19,114	$ 17,002(2)

Income before interest and taxes - Wholesale Sportswear and Related Products	23,666	16,238(2)

Income before interest and taxes - Retail Apparel and Related Products	15,242	898(2)

Income (loss) before interest and taxes - Retail Footwear and Related Products	2,159	(4,278)(2)

Income before interest and taxes - Calvin Klein Licensing	39,712	35,709

Loss before interest and taxes - Other(1)	(122,450)	(16,455)

(Loss) income before interest and taxes	$ (22,557)	$ 49,114

(1)

Includes corporate expenses not allocated to any reportable segments and the results of the Company’s Calvin Klein Collection wholesale business, which was acquired in January 2008. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure. Additionally, the Company includes all stock-based compensation expenses in corporate expenses. Corporate expenses for the thirteen weeks ended May 2, 2010 include costs of $104,028 associated with the Company’s acquisition of Tommy Hilfiger, including the effects of foreign currency forward exchange contracts. Please see Note 7, “Derivative Financial Instruments,” and Note 17, “Subsequent Events,” for a further discussion.

(2)

Income before interest and taxes for the thirteen weeks ended May 3, 2009 includes costs associated with the Company’s restructuring initiatives. Such costs were included principally in selling, general and administrative expenses of the Company’s segments as follows: $564 in Wholesale Dress Furnishings; $547 in Wholesale Sportswear and Related Products; $2,359 in Retail Apparel and Related Products; $477 in Retail Footwear and Related Products; and $773 in corporate expenses not allocated to any reportable segments. Please see Note 11, “Activity Exit Costs and Asset Impairments,” for a further discussion.

Intersegment transactions consist of transfers of inventory principally between the Wholesale Dress Furnishings segment and the Retail Apparel and Related Products segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage is eliminated in the Retail Apparel and Related Products segment.

15.  GUARANTEES

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of May 2, 2010 is $500. The guarantee expires on January 31, 2011.

The Company guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of May 2, 2010 is approximately $3,600, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,300 as of May 2, 2010, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

16.  RECENT ACCOUNTING GUIDANCE

New guidance issued but not effective until after May 2, 2010 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

17.  SUBSEQUENT EVENTS

Tommy Hilfiger Acquisition

The Company completed its acquisition of all of the outstanding equity interests of Tommy Hilfiger from funds affiliated with Apax Partners L.P. on May 6, 2010. Tommy Hilfiger, through its subsidiaries, designs, sources and markets men’s and women’s sportswear and activewear, jeanswear and childrenswear worldwide and licenses its brands worldwide over a broad range of products.

The Company believes Tommy Hilfiger’s established international platform in Europe will be a strategic complement to its strong North American presence and provides the Company with the resources and expertise needed to grow its heritage brands and businesses internationally.

The Company paid €1,924,000 in cash and issued 8,044 shares of the Company’s common stock, par value $1.00 per share, as consideration for the acquisition, and also assumed approximately €100,000 in liabilities of Tommy Hilfiger. The total consideration was valued at approximately $3,100,000 as of the acquisition date. This amount is subject to change based on working capital and other adjustments. The Company incurred during the thirteen weeks ended May 2, 2010 certain pre-tax costs associated with the acquisition, totaling $51,638, which are included within selling, general and administrative expenses in its financial statements. The Company entered into foreign currency forward exchange contracts to purchase €1,300,000 during the first quarter of 2010, and entered into an additional foreign currency forward exchange contract to purchase €250,000 during the second quarter of 2010, in connection with its acquisition of Tommy Hilfiger to hedge against its exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. The Company incurred a pre-tax loss of $52,390 during the first quarter of 2010, which was reflected in the Company’s financial statements as of May 2, 2010, and an additional pre-tax loss of approximately $88,100 during the second quarter of 2010 related to these contracts.

The Company funded the cash portion and related costs of the Tommy Hilfiger acquisition with cash on hand and the net proceeds of the following activities: (i) the sale on April 28, 2010 of 5,750 shares of the Company’s common stock, for an offering price of $66.50 per share before commissions and discounts to underwriters; (ii) the issuances of an aggregate of 8 shares of Series A convertible preferred stock to LNK Partners, L.P. (“LNK”) and MSD Brand Investments, LLC (“MSD”), which are currently convertible into 4,189 shares of the Company’s common stock, for an aggregate gross purchase price of $200,000; (iii) the issuance of $600,000 of 7 3/8% senior notes due 2020; and (iv) term loans borrowed under new credit facilities, as more fully described below.

Pro Forma Impact of the Transaction and Allocation of Consideration Transferred

Due to the limited time since the date of the acquisition, the initial accounting for this business combination is incomplete as of the date of this filing. As such, it is impracticable for the Company to make certain business combination disclosures at this time. The Company is unable to provide pro forma revenue and earnings of the combined entity, and the Company is unable to present the acquisition date fair value of and information related to assets acquired and liabilities assumed. The Company will provide this information in its second quarter 2010 10-Q filing.

New Senior Secured Credit Facilities

On May 6, 2010, the Company entered into a new senior secured credit facility, which consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Yen and Pound) revolving credit facilities. These new credit facilities provide for borrowings equal to an aggregate of approximately $2,350,000 (based on the Euro to United States dollar exchange rate in effect on May 6, 2010), consisting of (i) an aggregate of approximately $1,900,000 of term loan facilities, which has been borrowed in full; and (ii) approximately $450,000 of revolving credit facilities, for which the Company had no revolving credit borrowings and a portion of letters of credit outstanding as of May 6, 2010.

The term loan A facilities and the revolving credit facilities will mature in 2015; the term loan B facilities will mature in 2016. Borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. The terms of each of the term loan A facilities require the Company to repay amounts outstanding under each such facility in amounts equal to 5% of the aggregate principal amount thereof during the first year following the closing date, 10% of the aggregate principal amount thereof during the second year following the closing date, 15% of the aggregate principal amount thereof during the third year following the closing date, 25% of the aggregate principal amount thereof during the fourth year following the closing date and 45% of the aggregate principal amount thereof during the fifth year following the closing date, in each case paid in equal quarterly installments during the course of each such year and in each case subject to certain customary adjustments. The terms of the term loan B facilities require the Company to repay amounts outstanding under each such facility in equal quarterly installments in an amount equal to 1% of the aggregate principal amount per annum, with the balance due on the maturity date. In addition, the Company has the ability to prepay the outstanding borrowings under the new senior secured credit facility without penalty (other than customary breakage costs).

7 3/8% Senior Notes Due 2020

On May 6, 2010, the Company issued $600,000 principal amount of 7 3/8% senior notes due May 15, 2020 under an indenture, dated as of May 6, 2010, between the Company and U.S. Bank National Association, as trustee. Interest on the 7 3/8% notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing

November 15, 2010.

Series A Preferred Stock

On May 6, 2010, the Company completed the sale of an aggregate of 8 shares of Series A convertible preferred stock, par value $100.00 per share, to LNK and MSD for an aggregate gross purchase price of $200,000. The Series A convertible preferred stock has a liquidation preference of $25,000 per share and is currently convertible at a price of $47.74 into 4,189 shares of common stock. The conversion price is subject to equitable adjustment in the event of the Company taking certain actions, including stock splits, stock dividends, mergers, consolidations or other capital reorganizations. The Series A convertible preferred stock is not redeemable, in whole or in part, at the Company’s option or that of any holder. The holders of the Series A convertible preferred stock are entitled to vote with the holders of the Company’s common stock on an as-converted basis.

Prior Senior Secured Revolving Credit Facility

On May 6, 2010, the Company terminated its $325,000 secured revolving credit facility with JP Morgan Chase Bank, N.A. as the Administrative Agent and Collateral Agent, which was scheduled to expire in July 2012.

Tender and Redemption of 2011 Notes and 2013 Notes

The Company commenced tender offers on April 7, 2010 for (i) all of the $150,000 outstanding principal amount of its notes due 2011; and (ii) all of the $150,000 outstanding principal amount of its notes due 2013. The tender offers expired on May 4, 2010, at which time approximately $100,500 in aggregate principal amount (or approximately 67%) of the notes due 2011 and approximately $134,300 in aggregate principal amount (or approximately 90%) of the notes due 2013 were validly tendered. On May 6, 2010, the Company accepted for purchase all of the notes tendered and made payment to tendering holders.

On May 6, 2010, the Company called for redemption all of its outstanding 7 1/4% senior notes due 2011, representing an aggregate principal amount of approximately $49,500 as of May 6, 2010, and all of its outstanding 8 1/8% senior notes due 2013, representing an aggregate principal amount of approximately $15,700 as of such date. The redemption prices of the notes due 2011 and 2013 were 100.000% and 101.354%, respectively, of the outstanding aggregate principal amount of the applicable note, plus accrued and unpaid interest thereon to the redemption date. As of May 6, 2010, the Company made an irrevocable cash deposit, including accrued and unpaid interest, to the trustee for the notes due 2011 and 2013. As a result, such indentures have been satisfied and effectively discharged as of May 6, 2010.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Van Heusen, IZOD, Eagle, Bass, Geoffrey Beene, ARROW, Tommy Hilfiger, CHAPS, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Trump, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, DKNY, Elie Tahari, Nautica, Ike Behar, Ted Baker, Jones New York, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess and Timberland and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to the acquisition of Tommy Hilfiger refer to our May 6, 2010 acquisition from funds affiliated with Apax Partners L.P. of Tommy Hilfiger B.V. and certain affiliated companies, which companies we refer to collectively as “Tommy Hilfiger.”

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

References to the acquisition of Calvin Klein refer to our February 2003 acquisition of Calvin Klein, Inc. and certain affiliated companies, which companies we refer to collectively as “Calvin Klein.”

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, ARROW, Bass, Eagle and, as of the beginning of the second quarter of 2010, Tommy Hilfiger (previously a licensed brand), which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, CHAPS, Trump (marketed as Donald J. Trump Signature Collection prior to January 1, 2010), DKNY, Elie Tahari, Nautica, Ike Behar, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess, Jones New York and Timberland, which are licensed.

We completed our acquisition of Tommy Hilfiger during the second quarter of 2010. Tommy Hilfiger, through its subsidiaries, designs, sources and markets men’s and women’s sportswear and activewear, jeanswear and childrenswear worldwide and licenses its brands worldwide over a broad range of products.

We paid €1.924 billion in cash and issued 8.0 million shares of our common stock, par value $1.00 per share, as consideration for the acquisition, and also assumed approximately €100.0 million in liabilities of Tommy Hilfiger. We entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010, and entered into an additional foreign currency forward exchange contract to purchase €250.0 million during the second quarter of 2010, in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros.

We funded the cash portion and related costs of the Tommy Hilfiger acquisition with cash on hand and the net proceeds of the following activities: (i) the sale on April 28, 2010 of 5.8 million shares of our common stock, for an offering price of $66.50 per share before commissions and discounts to underwriters; (ii) the issuances of an aggregate of 8,000 shares of Series A convertible preferred stock to LNK Partners, L.P. (“LNK”) and MSD Brand Investments, LLC (“MSD”), which are currently convertible into 4.2 million shares of our common stock, for an aggregate gross purchase price of $200.0 million; (iii) the issuance of $600.0 million of 7 3/8% senior notes due 2020; and (iv) term loans borrowed under new credit facilities. These items are more fully described in the section entitled “Liquidity and Capital Resources” below.

Our historical business strategy has been to manage and market a portfolio of nationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference or distribution channel. We have enhanced this strategy by expanding our portfolio of brands through acquisitions of well-known brands, such as Calvin Klein, ARROW and, now, Tommy Hilfiger, that offer additional geographic distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear. The Calvin Klein, ARROW and, to a lesser degree, Tommy Hilfiger acquisitions also enhanced our business strategy by providing us with established international licensing businesses which do not require working capital investments. We have successfully pursued growth opportunities in extending the Calvin Klein and ARROW brands through licensing into additional product categories and geographic areas and may seek to do the same with Tommy Hilfiger. The Superba and Mulberry acquisitions helped to advance our historical strategy by adding a product category that is complementary to our heritage dress shirt business and leverages our position in dress furnishings. Our business strategy was also extended by gender with our assumption in 2007 of the wholesale IZOD women’s sportswear collection, which was previously a licensed business. Further, in the second quarter of 2008, we began marketing men’s sportswear under the Timberland brand in North America under a licensing arrangement with The Timberland Company. Timberland is an authentic outdoor traditional brand targeted to the department and specialty store channels of distribution that we believe has a unique positioning that complements our existing portfolio of sportswear brands and enables us to reach a broader spectrum of consumers. We believe that the acquisition of Tommy Hilfiger will advance our business strategy by establishing an international platform in Europe that will be a strategic complement to our strong North American presence and provides us with the resources and expertise needed to grow our heritage brands and businesses internationally.

We have entered into license agreements with partners across the globe for our brands. A significant portion of our total income before interest and taxes is derived from international sources, which, prior to the acquisition of Tommy Hilfiger, has been primarily driven by the international component of our Calvin Klein licensing business. The acquisition of Tommy Hilfiger adds a strong operational platform that accelerates our international presence and can provide a platform for global expansion of all of our brands and businesses.

OPERATIONS OVERVIEW

During the first quarter of 2010, we generated net sales from (i) the wholesale distribution of men’s dress shirts and neckwear and men’s and women’s sportswear; and (ii) the sale, through approximately 650 company-operated retail locations, of apparel, footwear and accessories under the brand names Van Heusen, IZOD, Bass and Calvin Klein.

As of the end of the first quarter of 2010, we operated stores principally in outlet centers in the United States. We also operated a full price store located in New York City under the Calvin Klein Collection brand in which we principally sell men’s and women’s high-end collection apparel and accessories, soft home furnishings and tableware. Additionally, we operate a limited number of retail stores located principally in the United Kingdom that primarily market Van Heusen brand dress furnishings.

We completed the acquisition of Tommy Hilfiger early in the second quarter of 2010. We recorded pre-tax charges in the first quarter of 2010 in connection with this acquisition that totaled $104.0 million, which includes a loss of $52.4 million associated with hedges against Euro to U.S. dollar exchange rates relating to the purchase price and transaction costs of $51.6 million. We expect to incur additional pre-tax expenses of approximately $136.1 million during the remainder of 2010 in connection with the acquisition and integration of Tommy Hilfiger, which includes the following: (i) a loss of approximately $88.1 million associated with hedges against Euro to U.S. dollar exchange rates relating to the purchase price; and (ii) transaction, restructuring and debt extinguishment costs of approximately $48.0 million. Our future operations will be significantly impacted by this acquisition, including through the operations of the Tommy Hilfiger business and the changes in our capital structure that were necessary to complete the acquisition, as more fully discussed below, along with the costs associated with the acquisition and integration.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 93% of total royalty, advertising and other revenue in the first quarter of 2010, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings.

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

Selling, general and administrative expenses include all other expenses, excluding interest and income taxes. Salaries and related fringe benefits is generally the largest component of selling, general and administrative expenses, comprising 40% of such expenses in the first quarter of 2010. Rent and occupancy for offices, warehouses and retail stores is generally the next largest expense, comprising 17% of selling, general and administrative expenses in the first quarter of 2010.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 2, 2010 Compared With Thirteen Weeks Ended May 3, 2009

Net Sales

Net sales in the first quarter of 2010 increased 11.5% to $530.7 million from $475.7 million in the first quarter of the prior year. The increase of $54.9 million was due principally to the effect of the following items:

•

The addition of $31.4 million of net sales attributable to growth in our Wholesale Dress Furnishings and Sportswear and Related Products segments resulting from better performance across each of our wholesale businesses.

•

The addition of $21.9 million of net sales attributable to growth in our retail segments. This was primarily driven by a comparable store sales increase in our retail businesses of 12%.

We currently estimate our 2010 full year net sales to increase from $2.07 billion in the prior year to a range of approximately $3.97 billion to $4.01 billion, due primarily to the addition of net sales of approximately $1.8 billion from the acquisition of Tommy Hilfiger. Net sales in our non-Tommy Hilfiger wholesale and retail businesses are currently projected to increase 7% to 8% as compared to the prior year. Comparable store sales in our non-Tommy Hilfiger retail businesses are currently projected to grow approximately 4% to 5%.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the first quarter of 2010 increased 8.2% to $88.4 million from the prior year’s first quarter amount of $81.7 million. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased 13% compared to the prior year’s first quarter, due primarily to strong performance in the fragrance, footwear, accessories and women’s apparel businesses. Advertising and other revenue was relatively flat to the prior year’s first quarter.

We currently expect that total royalty, advertising and other revenue will increase from $328.0 million to a range of approximately $380.0 million to $390.0 million for the full year 2010. This increase is due principally to the addition of royalty revenue, beginning with the second quarter of 2010, from the acquisition of Tommy Hilfiger, combined with growth within the Calvin Klein Licensing segment, as Calvin Klein royalty revenue is expected to increase 7% to 8% for the full year 2010.

Gross Profit on Total Revenue

Gross profit on total revenue in the first quarter of 2010 was $317.0 million, or 51.2% of total revenue, compared with $271.8 million, or 48.8% of total revenue in the first quarter of the prior year. The 240 basis point increase was primarily due to decreased promotional selling in our wholesale and retail businesses during the first quarter of 2010, as the prior year’s first quarter included heavy promotional selling.

We currently expect that the gross profit on total revenue percentage will increase for the full year 2010 compared to the 2009 full year percentage of 49.3% due primarily to (i) the acquisition of Tommy Hilfiger, as Tommy Hilfiger has a large international presence and international markets typically have higher gross margin percentages than domestic markets, and Tommy Hilfiger has a significant retail presence and retail businesses typically have higher gross margin percentages than wholesale businesses; and (ii) an anticipated reduction in promotional selling in 2010 as compared to 2009.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the first quarter of 2010 increased $64.5 million to $287.2 million, or 46.4% of total revenue, from $222.7 million, or 40.0% of total revenue, in the first quarter of the prior year. The 640 basis point increase in SG&A expenses as a percentage of total revenue was due principally to the transaction costs incurred during the first quarter of 2010 in connection with the acquisition of Tommy Hilfiger, combined with increases in advertising and incentive compensation expenses, partially offset by cost savings resulting from our 2008 restructuring initiatives.

Our full year 2010 SG&A expenses as a percentage of total revenue is expected to increase compared to the 2009 full year percentage of 39.1% principally as a result of one-time costs expected to be incurred in connection with the acquisition and integration of Tommy Hilfiger, partially offset by cost savings resulting from our 2008 restructuring initiatives.

Other Loss

We entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010, and entered into an additional foreign currency forward exchange contract to purchase €250.0 million during the second quarter of 2010, in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We recorded a pre-tax loss of $52.4 million during the first quarter of 2010 and we will record an additional pre-tax loss of approximately $88.1 million during the second quarter of 2010 related to these contracts.

Interest Expense, Interest Income and Debt Extinguishment

Interest expense of $8.4 million in the first quarter of 2010 was flat to the prior year’s first quarter. Interest income decreased to $0.1 million in the first quarter of 2010 from $0.5 million in the first quarter of the prior year due principally to a decrease in average investment rates of return.

Net interest expense for the full year 2010 is expected to increase to a range of $134.0 million to $136.0 million from $32.2 million in the prior year principally as a result of the issuance during the second quarter of 2010 of $600.0 million of 7 3/8% senior notes due 2020 and term loans of approximately $1.9 billion borrowed under new credit facilities, the proceeds of which were used towards the purchase of Tommy Hilfiger. (Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.)

We expect to incur a loss of approximately $6.0 million on the extinguishment of our 7 1/4% senior notes due 2011 and our 8 1/8% senior notes due 2013. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of the tender and redemption of these notes.

Income Taxes

The income tax rate for the first quarter of 2010 was 10.4% compared with last year’s first quarter rate of 40.1%. The decrease was due to the impact of the non-deductibility of certain transaction costs incurred associated with the Tommy Hilfiger acquisition, which reduced the tax benefit on the net loss that was recorded in the first quarter of 2010.

We currently anticipate that our 2010 tax expense as a percentage of pre-tax income will be between 62% and 64%, which compares with last year’s full year rate of 23.5%. The increase in our tax rate as compared to the prior year is primarily due to the non-deductibility of certain transaction costs that have been or are expected to be incurred in association with the Tommy Hilfiger acquisition, combined with the effect of the lapse of the statute of limitations with respect to certain previously unrecognized tax positions in 2009. This increase is net of a favorable impact on our tax rate from our expected Tommy Hilfiger international pre-tax earnings, a significant portion of which is subject to favorable tax rates, and which earnings are expected to be permanently reinvested outside the United States. It is possible that our estimated full year rate could change from the mix of international and domestic pre-tax earnings, or from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

First Quarter Results

Operations

Cash used by operating activities was $40.6 million in the first quarter of 2010, which compares with $21.6 million in the first quarter of the prior year. The change in cash used by operating activities was comprised of a decrease of $8.2 million in net income adjusted for unrealized losses on derivative instruments, depreciation, amortization, stock-based compensation expense, deferred taxes and impairments, combined with net changes in working capital including the following:

•

A decrease in cash flow resulting from the change in inventories during the applicable periods. While inventory balances at the end of the first quarter of 2010 were relatively flat as compared to the first quarter of 2009, inventory balances at the beginning of 2010 were lower than inventory balances at the beginning of 2009.

•

A decrease in cash flow resulting from the change in net trade receivables during the applicable periods due primarily to the timing of wholesale sales and cash receipts in the first quarter of 2010 as compared to the first quarter of 2009.

•

An increase in cash flow resulting from the change in accounts payable, accrued expenses and deferred revenue during the applicable periods due principally to accruals recorded during the first quarter of 2010 related to the costs incurred in connection with the acquisition of Tommy Hilfiger. Such increase was partially offset by an increase in payments of incentive compensation, as the balance of accruals for incentive compensation costs at the end of 2009 was significantly higher than the balance at the end of 2008.

•

An increase in cash flow resulting from the change in prepaid expenses during the applicable periods due principally to the timing of May rent payments in our retail businesses.

Capital Expenditures

Our capital expenditures paid in cash in the first quarter of 2010 were $4.8 million.

Contingent Purchase Price Payments

In connection with the acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $11.2 million in the first quarter of 2010.

Common Stock Offering

We sold 5.8 million shares of our common stock on April 28, 2010 for an offering price of $66.50 per share before commissions and discounts to underwriters. We received net proceeds of $364.9 million in connection with this common stock offering, which were used in the second quarter of 2010 to fund a portion of the purchase price for the Tommy Hilfiger acquisition.

Dividends

Our common stock, which as of May 2, 2010 was the only class of stock issued, currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $4.2 million in the first quarter of 2010.

Cash Flow Summary

Our net cash flow in the first quarter of 2010 was $310.7 million driven primarily by net proceeds of $364.9 million received in connection with our common stock offering.

Financing Arrangements

Our capital structure as of May 2, 2010 was as follows:

(in millions)

Long-term debt	$ 399.6
Stockholders’ equity	$ 1,513.2

We also had as of May 2, 2010 a $325.0 million secured revolving credit facility with JP Morgan Chase Bank, N.A. as the Administrative Agent and Collateral Agent, which was scheduled to expire in July 2012, that provided for revolving credit borrowings, as well as the issuance of letters of credit. During the first quarter of 2010, we had no revolving credit borrowings under the facility. As of May 2, 2010, we had $148.9 million of outstanding letters of credit under this facility. Such secured revolving credit facility was terminated on May 6, 2010 and replaced with a new secured revolving credit facility entered into in connection with the acquisition of Tommy Hilfiger, which is more fully discussed below.

Tommy Hilfiger Acquisition

We completed our acquisition of Tommy Hilfiger early in the second quarter of 2010. Tommy Hilfiger, through its subsidiaries, designs, sources and markets men’s and women’s sportswear and activewear, jeanswear and childrenswear worldwide and licenses its brands worldwide over a broad range of products.

We paid €1.924 billion in cash and issued 8.0 million shares of our common stock, par value $1.00 per share, as consideration for the acquisition, and also assumed approximately €100.0 million in liabilities of Tommy Hilfiger. The total consideration was valued at approximately $3.1 billion as of the acquisition date. This amount is subject to change based on working capital and other adjustments. We entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010, and entered into an additional foreign currency forward exchange contract to purchase €250.0 million during the second quarter of 2010, in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros.

We funded the cash portion and related costs of the Tommy Hilfiger acquisition with cash on hand and the net proceeds of the following activities: (i) the sale on April 28, 2010 of 5.8 million shares of our common stock, for an offering price of $66.50 per share before commissions and discounts to underwriters; (ii) the issuances of an aggregate of 8,000 shares of Series A convertible preferred stock to LNK and MSD, which are currently convertible into 4.2 million shares of our common stock, for an aggregate gross purchase price of $200.0 million; (iii) the issuance of $600.0 million of 7 3/8% senior notes due 2020; and (iv) term loans borrowed under new credit facilities. These items are more fully described in this Liquidity and Capital Resources section.

New Senior Secured Credit Facilities

On May 6, 2010, we entered into a new senior secured credit facility, which consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Yen and Pound) revolving credit facilities. These new credit facilities provide for borrowings equal to an aggregate of approximately $2.35 billion (based on the Euro to United States dollar exchange rate in effect on May 6, 2010), consisting of (i) an aggregate of approximately $1.9 billion of term loan facilities, which has been borrowed in full; and (ii) approximately $450.0 million of revolving credit facilities, for which we had no revolving credit borrowings and a portion of letters of credit outstanding as of May 6, 2010.

The term loan A facilities and the revolving credit facilities will mature in 2015; the term loan B facilities will mature in 2016. Borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. The terms of each of the term loan A facilities require us to repay amounts outstanding under each such facility in amounts equal to 5% of the aggregate principal amount thereof during the first year following the closing date, 10% of the aggregate principal amount thereof during the second year following the closing date, 15% of the aggregate principal amount thereof during the third year following the closing date, 25% of the aggregate principal amount thereof during the fourth year following the closing date and 45% of the aggregate principal amount thereof during the fifth year following the closing date, in each case paid in equal quarterly installments during the course of each such year and in each case subject to certain customary adjustments. The terms of the term loan B facilities require us to repay amounts outstanding under each such facility in equal quarterly installments in an amount equal to 1% of the aggregate principal amount per annum, with the balance due on the maturity date. In addition, we have the ability to prepay the outstanding borrowings under the new senior secured credit facility without penalty (other than customary breakage costs).

7 3/8% Senior Notes Due 2020

On May 6, 2010, we issued $600.0 million principal amount of 7 3/8% senior notes due May 15, 2020 under an indenture, dated as of May 6, 2010, between us and U.S. Bank National Association, as trustee. Interest on the 7 3/8% notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2010.

Series A Preferred Stock

On May 6, 2010, we completed the sale of an aggregate of 8,000 shares of Series A convertible preferred stock, par value $100.00 per share, to LNK and MSD for an aggregate gross purchase price of $200.0 million. The Series A convertible preferred stock has a liquidation preference of $25,000 per share and is currently convertible at a price of $47.74 into 4.2 million shares of common stock. The conversion price is subject to equitable adjustment in the event of us taking certain actions, including stock splits, stock dividends, mergers, consolidations or other capital reorganizations. The Series A convertible preferred stock is not redeemable, in whole or in part, at our option or that of any holder. The holders of the Series A convertible preferred stock are entitled to vote with the holders of our common stock on an as-converted basis.

Tender and Redemption of 2011 Notes and 2013 Notes

We commenced tender offers on April 7, 2010 for (i) all of the $150.0 million outstanding principal amount of our notes due 2011; and (ii) all of the $150.0 million outstanding principal amount of our notes due 2013. The tender offers expired on May 4, 2010, at which time approximately $100.5 million in aggregate principal amount (or approximately 67%) of the notes due 2011 and approximately $134.3 million in aggregate principal amount (or approximately 90%) of the notes due 2013 were validly tendered. On May 6, 2010, we accepted for purchase all of the notes tendered and made payment to tendering holders.

On May 6, 2010, we called for redemption all of our outstanding 7 1/4% senior notes due 2011, representing an aggregate principal amount of approximately $49.5 million as of May 6, 2010, and all of our outstanding 8 1/8% senior notes due 2013, representing an aggregate principal amount of approximately $15.7 million as of such date. The redemption prices of the notes due 2011 and 2013 were 100.000% and 101.354%, respectively, of the outstanding aggregate principal amount of the applicable note, plus accrued and unpaid interest thereon to the redemption date. As of May 6, 2010, we made an irrevocable cash deposit, including accrued and unpaid interest, to the trustee for the notes due 2011 and 2013. As a result, such indentures have been satisfied and effectively discharged as of May 6, 2010.

Contractual Obligations

Our contractual cash obligations reflected in the contractual obligations table included in Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 have materially changed as a result of the acquisition of Tommy Hilfiger. Please refer to the discussion above in this “Liquidity and Capital Resources” section for a description of new debt obligations that were incurred in connection with the financing of the acquisition.

SEASONALITY

Our business generally follows a seasonal pattern, which has been further impacted subsequent to our acquisition of Tommy Hilfiger. Our wholesale businesses tend to generate higher levels of sales and income in the first and third quarters, while our retail businesses tend to generate higher levels of sales and income in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season.

Due to the above factors, our operating results for the thirteen week period ended May 2, 2010 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents, long-term debt and foreign currency forward exchange contracts. Note 8, “Fair Value Measurements,” included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 2, 2010. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Due to the currently low rates of return we are receiving on our investments, the impact of a further decrease in short-term interest rates would not have a material impact on our interest income, while an increase in short-term interest rates could have a more material impact. Given our average balance of cash and cash equivalents during the first quarter of 2010, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.5 million annually. During the second quarter of 2010, we entered into a new senior secured credit facility, which consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Yen and Pound) revolving credit facilities. Due to the fact that, effective with the second quarter of 2010, certain of our debt is denominated in foreign currency, our interest expense in the future will be impacted by fluctuations in exchange rates. Borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. As such, effective with the second quarter of 2010, our new credit facilities will expose us to market risk for changes in interest rates.

We entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010, and entered into an additional foreign currency forward exchange contract to purchase €250.0 million during the second quarter of 2010, in connection with our May 6, 2010 acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate of the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. Such foreign currency forward exchange contracts were not designated as hedging instruments. We recorded a pre-tax loss of $52.4 million during the first quarter of 2010 and we will record an additional pre-tax loss of approximately $88.1 million during the second quarter of 2010 related to these contracts. These foreign currency forward exchange contracts were settled on May 6, 2010, the date of the completion of the Tommy Hilfiger acquisition. We do not enter into derivative transactions for speculative or trading purposes.

Certain of our operations and license agreements expose us to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro, the Pound, the Yen and the Canadian dollar. We are exposed to market risk for changes in exchange rates for the United States dollar in connection with our foreign operations. Our foreign operations include sales of our products to department and specialty stores throughout Canada and Europe. Sales for these foreign operations are both generated and collected in foreign currency, which exposes us to foreign exchange gains and losses between the date of the sale and the date we collect payment. The results of these operations will be adversely impacted during times of a strengthening United States dollar and favorably impacted during times of a weakening United States dollar. We are also exposed to market risk for changes in exchange rates for the United States dollar in connection with our licensing business. Most of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. In addition, certain of our other foreign license agreements expose us to exchange rate changes up to the date we collect payment or convert local currency payments into United States dollars. As a result, during times of a strengthening United States dollar, our foreign royalty revenue will be adversely impacted, and during times of a weakening United States dollar, our foreign royalty revenue will be favorably impacted. A foreign license agreement that requires payment in United States dollars does not expose us to foreign exchange risk if the agreement provides for contractual minimums to be paid if the licensee’s sales do not generate royalties above the minimums and the necessary sales levels are not met.

Our exposure to fluctuations in foreign currency exchange rates has been increased by the acquisition of Tommy Hilfiger, as the Tommy Hilfiger business has significant operations outside of the United States. Accordingly, the impact of a strengthening United States dollar is now likely to have a larger negative impact on our results of operations than prior to the acquisition of Tommy Hilfiger. Our Tommy Hilfiger business purchases the majority of the products that it sells in United States dollars, which exposes the international Tommy Hilfiger business to foreign exchange risk as the United States dollar fluctuates. We expect that, from time to time, we will use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with United States dollar denominated purchases by the Tommy Hilfiger business.

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

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 have materially changed as a result of the acquisition of Tommy Hilfiger, which occurred subsequent to the first quarter of 2010. The risk factors that have been modified are set forth below.

Our level of debt could impair our financial condition.

In connection with the acquisition of Tommy Hilfiger, we borrowed $1.9 billion under a new senior secured credit facility and issued $600 million in high-yield notes. We also have $100 million of secured debentures outstanding. Our level of debt could have important consequences to investors, including:

•

requiring a substantial portion of our cash flows from operations be used for the payment of interest on our debt, thereby reducing the funds available to us for our operations or other capital needs;

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate because our available cash flow after paying principal and interest on our debt may not be sufficient to make the capital and other expenditures necessary to address these changes;

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

•

placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, contributions to pension plans and general corporate requirements; and

•

with respect to any borrowings we make at variable interest rates, including our newly committed revolving credit facility, leaving us vulnerable to increases in interest rates generally.

A substantial portion of our revenue and gross profit is derived from a small number of large customers and the loss of any of these customers could substantially reduce our revenue.

A few of our customers, including Macy’s, Inc., J.C. Penney Company, Inc., Kohl’s Corporation and Wal-Mart Stores, Inc., account for significant portions of our revenue. Sales to our five largest customers were 31% of our revenue in 2009, 32% of our revenue in 2008 and 30% of our revenue in 2007. Macy’s, our largest customer, accounted for 12% of our revenue in 2009, 12% of our revenue in 2008 and 10% of our revenue in 2007. In addition, starting in Fall 2008, Tommy Hilfiger commenced a strategic alliance with Macy’s providing for exclusive wholesale distribution in the United States of most men’s, women’s, women’s plus-size and children’s sportswear. The initial term of the agreement with Macy’s ends on January 30, 2011 and is renewable at the option of Macy’s for up to three renewal terms of three years, for a total possible term of approximately 12 years. Macy’s has notified Tommy Hilfiger of its desire to renew the agreement for a second three-year term and the parties are currently in discussion about expanding the scope of the agreement. Discussions are expected to be concluded shortly and an extension executed, although there can be no assurance that this will be the case. For the year ended March 31, 2009, Macy’s represented approximately 56% of Tommy Hilfiger’s North American revenue and 6% of its total revenue. As a result of this strategic alliance, the success of Tommy Hilfiger’s North American wholesale business is substantially dependent on this relationship and on Macy’s ability to maintain and increase sales of Tommy Hilfiger products. Upon the expiration of the initial term of the Macy’s agreement and each subsequent three-year term, Macy’s may be unwilling to renew the Macy’s agreement on favorable terms, or at all. In addition, our and Tommy Hilfiger’s United States wholesale businesses may be affected by any operational or financial difficulties that Macy’s experiences, including any deterioration in Macy’s overall ability to attract customer traffic or in its overall liquidity position.

Aside from Tommy Hilfiger’s strategic alliance with Macy’s, we do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners, could substantially reduce our revenue and materially adversely affect our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. In addition, store closings by our customers decrease the number of stores carrying our apparel products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

We may not be able to continue to develop and grow our Calvin Klein and Tommy Hilfiger businesses in terms of revenue and profitability.

A significant portion of our business strategy involves growing our Calvin Klein and Tommy Hilfiger businesses. Our realization of revenue and profitability growth from Calvin Klein and Tommy Hilfiger will depend largely upon our ability to:

•

continue to maintain and enhance the distinctive brand identity of the Calvin Klein and Tommy Hilfiger brands;

•

continue to maintain good working relationships with Calvin Klein’s and Tommy Hilfiger’s licensees;

•

continue to enter into new licensing agreements for the Calvin Klein and, to a lesser degree, Tommy Hilfiger brands, both domestically and internationally; and

•

continue to strengthen and expand the Tommy Hilfiger North American business.

We cannot assure you that we can successfully execute any of these actions or our growth strategy for these brands, nor can we assure you that the launch of any additional product lines or businesses by us or our licensees or that the continued offering of these lines will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to successfully carry out our growth strategy may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space and/or add additional product lines, our ability to develop new relationships with retailers, economic and competitive conditions, changes in consumer spending patterns and changes in consumer tastes and style trends. If we fail to continue to develop and grow either the Calvin Klein or Tommy Hilfiger business in terms of revenue and profitability, our financial condition and results of operations may be materially and adversely affected.

The success of Calvin Klein and Tommy Hilfiger depends on the value of our Calvin Klein and Tommy Hilfiger brands, and if the value of either of those brands were to diminish, our business could be adversely affected.

Our success depends on our brands and their value. The Calvin Klein name is integral to the existing Calvin Klein business, as well as to our strategies for continuing to grow and expand Calvin Klein. The Calvin Klein brands could be adversely affected if Mr. Klein’s public image or reputation were to be tarnished. We have similar exposure with respect to the Tommy Hilfiger brands. Mr. Hilfiger is closely identified with the Tommy Hilfiger brand and any negative perception with respect to Mr. Hilfiger could adversely affect the Tommy Hilfiger brand. In addition, under Mr. Hilfiger’s employment agreement, if his employment is terminated for any reason, his agreement not to compete with Tommy Hilfiger will expire two years after such termination. Although Mr. Hilfiger could not use any Tommy Hilfiger trademark in connection with a competitive business, his association with a competitive business could adversely affect Tommy Hilfiger.

Our business is exposed to foreign currency exchange rate fluctuations.

Certain of our operations and license agreements expose us to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro, the Pound, the Yen and the Canadian dollar. We are exposed to market risk for changes in exchange rates for the United States dollar in connection with our foreign operations. Our foreign operations include sales of our products to customers throughout Canada and Europe. Sales for these foreign operations are both generated and collected in foreign currency, which exposes us to foreign exchange gains and losses between the date of the sale and the date we collect payment. The results of these operations will be adversely impacted during times of a strengthening United States dollar. We are also exposed to market risk for changes in exchange rates for the United States dollar in connection with our licensing business. Many of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. As a result, during times of a strengthening United States dollar, our foreign royalty revenue will be adversely impacted.

Our exposure to fluctuations in foreign currency exchange rates has been increased by the acquisition of Tommy Hilfiger, as Tommy Hilfiger’s business has significant operations outside of the United States. Accordingly, the impact of a strengthening United States dollar is now likely to have a larger negative impact on our results of operations than prior to the acquisition of Tommy Hilfiger. Our Tommy Hilfiger business purchases the majority of the products that it sells in United States dollars, which exposes the international Tommy Hilfiger business to foreign exchange risk as the United States dollar fluctuates. We expect that, from time to time, we will use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with United Sates dollar denominated purchases by the Tommy Hilfiger business.

We have licensed businesses in countries that are or have been subject to exchange rate control regulations and have, as a result, experienced difficulties in receiving payments owed to us when due, with amounts left unpaid for extended periods of time. Although the amounts to date have been immaterial to us, as our international businesses grow and if controls are enacted or enforced in additional countries, there can be no assurance that such controls would not have a material and adverse affect on our business, financial condition or results of operations.

We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations.

All of our apparel and footwear products, excluding handmade and handfinished neckwear, are produced by and purchased or procured from independent manufacturers located in countries in Europe, the Far East, the Indian subcontinent, the Middle East, South America, the Caribbean and Central America. We believe that we are one of the largest users of shirting fabric in the world. Although no single supplier or country is expected to be critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

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

•

a significant decrease in availability or increase in cost of raw materials or the inability to use raw materials produced in a country that is a major provider due to political, human rights, labor, environmental, animal cruelty or other concerns;

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

Tommy Hilfiger is dependent on third parties to source its products and any disruption in the relationship with these parties or in their businesses may materially adversely affect our Tommy Hilfiger business.

Our Tommy Hilfiger business uses third parties to source the majority of its products from manufacturers. For the year ended March 31, 2009, Tommy Hilfiger outsourced approximately 85% of its sourcing functions to external buying offices. Tommy Hilfiger is a party to a non-exclusive buying agency agreement with Li & Fung Limited (which we refer to as “Li & Fung”) to carry out most of its sourcing work. Li & Fung is one of the world’s largest buying agencies for apparel and related goods and is Tommy Hilfiger’s largest buying office. Under the terms of the agreement, we are required to use Li & Fung for at least 54% of Tommy Hilfiger’s global sourcing needs. The buying agency agreement with Li & Fung is terminable by us upon 12 months’ prior notice for any reason, and is terminable by either party (i) upon six months’ prior notice in the event of a material breach by the other party and (ii) immediately upon the occurrence of certain bankruptcy or insolvency events. Tommy Hilfiger also uses other third-party buying offices for a portion of its sourcing and has retained a small in-house sourcing team. Any interruption in the operations of Li & Fung or Tommy Hilfiger’s other buying offices, or the failure of Li & Fung or Tommy Hilfiger’s other buying offices to perform effectively their services for Tommy Hilfiger, could result in material delays, reductions of shipments and increased costs. Furthermore, such events could harm Tommy Hilfiger’s wholesale and retail relationships. Although alternative sourcing companies exist, we may be unable to source Tommy Hilfiger products through other third parties, if at all, on terms commercially acceptable to us and on a timely basis. Any disruption in Tommy Hilfiger’s relationship with its buying offices or their businesses, particularly Li & Fung, could have a material adverse effect on our cash flows, business, financial condition and results of operations.

A significant portion of our revenue is dependent on royalties and licensing.

Royalty, advertising and other revenue from Calvin Klein’s three largest licensing partners accounted for approximately 67% of its royalty, advertising and other revenue in 2009. Royalty, advertising and other revenue from Tommy Hilfiger’s three largest licensing partners accounted for approximately 31% of its royalty, advertising and other revenue in its year ended March 31, 2009. We also derive licensing revenue from our Van Heusen, IZOD, Bass, G.H. Bass & Co. and ARROW brand names, as well as from the sublicensing of Geoffrey Beene. The operating profit associated with our royalty, advertising and other revenue is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant licensing partner, whether due to the termination or expiration of the relationship, the cessation of the licensing partner’s operations or otherwise (including as a result of financial difficulties of the partner), without an equivalent replacement, could materially affect our profitability.

While we generally have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial controls over their businesses. Our licensing partners’ failure to successfully market licensed products or our inability to replace our existing licensing partners could materially and adversely affect our revenue both directly from reduced royalty and advertising and other revenue received and indirectly from reduced sales of our other products. Risks are also associated with our licensing partners’ ability to obtain capital; execute their business plans, including timely delivery of quality products; manage their labor relations; maintain relationships with their suppliers; manage their credit risk effectively; and maintain relationships with their customers.

Our success is dependent on the strategies and reputation of our licensors.

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. This strategy is designed to provide stability should market trends shift. As part of this strategy we license the names and brands of recognized designers and celebrities, including Kenneth Cole, Sean “Diddy” Combs (Sean John), Donald J. Trump, Michael Kors, Joseph Abboud, Donna Karan (DKNY), Ike Behar, Elie Tahari and Robert Graham. In entering into these license agreements, we target our products towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition between our own products and maximize profitability. If any of our licensors determines to “reposition” a brand we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual’s images, reputations or popularity were to be negatively impacted.

The loss of members of our executive management and other key employees could have a material adverse effect on our business.

We depend on the services and management experience of our executive officers who have substantial experience and expertise in our business. We also depend on other key employees involved in our licensing, design and advertising operations. Competition for qualified personnel in the apparel industry is intense, and competitors may use aggressive tactics to recruit our key employees. The unexpected loss of services of one or more of these individuals could materially adversely affect us. Additionally, the services of key members of the Tommy Hilfiger management team have been and are expected to continue to be particularly critical to ensure a smooth and timely integration of the business into the Company.

Acquisitions may not be successful in achieving intended benefits and synergies.

One component of our growth strategy contemplates our making select acquisitions if appropriate opportunities arise. Prior to completing any acquisition, including the acquisition of Tommy Hilfiger, our management team identifies expected synergies, cost savings and growth opportunities. However, these benefits may not be realized due to, among other things:

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

A significant shift in the relative sources of our earnings, adverse decisions of tax authorities or changes in tax treaties, laws, rules or interpretations could have a material adverse effect on our results of operations and cash flow.

With the acquisition of Tommy Hilfiger, we now have direct operations in a number of countries, including the United States, Canada, the Netherlands, Germany, the United Kingdom, Italy, Japan, Hong Kong and China, and the applicable statutory tax rates vary by jurisdiction. As a result, our overall effective tax rate could be materially affected by the relative level of earnings in the various taxing jurisdictions to which our earnings are subject. In addition, the tax laws and regulations in the various countries in which we operate may be subject to change and there may be changes in interpretation and enforcement of tax law. As a result, we may face increases in taxes payable if tax rates increase, or if tax laws, regulations or treaties in the jurisdictions in which we operate are modified by the competent authorities in an adverse manner.

In addition, various national and local taxing authorities periodically examine us and our subsidiaries. The resolution of an examination or audit may result in us making a payment in an amount that differs from the amount for which we may have reserved with respect to any particular tax matter, which could have a material adverse effect on our cash flows, business, financial condition and results of operations for any affected reporting period.

We and our subsidiaries are engaged in a number of intercompany transactions. Although we believe that these transactions reflect arm’s length terms and that proper transfer pricing documentation is in place which should be respected for tax purposes, the transfer prices and conditions may be scrutinized by local tax authorities, which could result in additional tax becoming due.

If Tommy Hilfiger were unable to fully utilize its deferred tax assets, its profitability could be reduced.

Tommy Hilfiger has substantial deferred income tax assets on its balance sheet. This includes tax loss and foreign tax credit carryforwards in the United States and the Netherlands. Our ability to utilize these assets depends on a number of factors, including whether there will be adequate levels of taxable income in future periods to offset the tax loss carryforwards before they expire. Also, United States tax rules impose an annual limit on the amount of certain loss carryovers of Tommy Hilfiger that we can use following the acquisition, and, depending on our taxable income in tax years following the acquisition, such limit may be material. These factors could reduce the value of the deferred tax assets, which could have a material effect on our profitability.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	(a) Total	(b) Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased(1)	(or Unit)(1)	or Programs	Plans or Programs

February 1, 2010 -
February 28, 2010	2,836	39.29	-	-

March 1, 2010 -
April 4, 2010	8,418	55.21	-	-

April 5, 2010 -
May 2, 2010	16,003	62.08	-	-

Total	27,257	$57.59	-	-

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the first quarter of 2010 in connection with the settlement of vested restricted stock units and performance shares to satisfy tax withholding requirements.

ITEM 6 - EXHIBITS

The following exhibits are included herein:

1.1

Underwriting Agreement, dated April 23, 2010, between Phillips-Van Heusen Corporation and Barclays Capital Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and RBC Capital Markets Corporation, the investment banking division of Royal Bank of Canada, as Representatives of the Underwriters named therein (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed on April 26, 2010).

+2.1

Purchase Agreement, dated as of March 15, 2010, by and among Tommy Hilfiger Corporation, Tommy Hilfiger B.V., Tommy Hilfiger Holding S.á.r.l, Stichting Administratiekantoor Elmira, Phillips-Van Heusen Corporation, Prince 2 B.V. and, solely for the purpose of certain sections thereof, Asian and Western Classics B.V. The registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

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

3.12

Certificate of Designations of Series A Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 12, 2010).

3.13	By-Laws of Phillips-Van Heusen Corporation, as amended through April 30, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2009).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1981).

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

4.7

Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (Reg. No. 333-166190) filed on April 20, 2010).

+4.8

First Supplemental Indenture to 7 1/4% Senior Notes Due May 1, 2011, dated as of April 20, 2010, to Indenture, dated as of February 18, 2004, between Phillips-Van Heusen Corporation and U.S. Bank National Association (as successor to SunTrust Bank, the Predecessor Trustee), as Trustee.

+4.9

First Supplemental Indenture to 8 1/8% Senior Notes Due May 1, 2013, dated as of April 20, 2010, to Indenture, dated as of May 5, 2003, between Phillips-Van Heusen Corporation and U.S. Bank National Association (as successor to SunTrust Bank, the Predecessor Trustee), as Trustee.

+4.10	Securities Purchase Agreement, dated as of March 15, 2010, by and among Phillips-Van Heusen Corporation, LNK Partners, L.P. and LNK Partners (Parallel), L.P.

+4.11	Securities Purchase Agreement, dated as of March 15, 2010, by and between Phillips-Van Heusen Corporation and MSD Brand Investments, LLC.

+10.1	First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Phillips-Van Heusen Corporation and Emanuel Chirico.

+10.2	First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Phillips-Van Heusen Corporation and Allen Sirkin.

+10.3	First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Phillips-Van Heusen Corporation and Francis K. Duane.
+10.4	First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Calvin Klein, Inc. and Paul Thomas Murry.

+15	Acknowledgement of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Filed herewith.

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

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  June 10, 2010

/s/ BRUCE GOLDSTEIN
Bruce Goldstein
Senior Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit

Description

2.1

Purchase Agreement, dated as of March 15, 2010, by and among Tommy Hilfiger Corporation, Tommy Hilfiger B.V., Tommy Hilfiger Holding S.á.r.l, Stichting Administratiekantoor Elmira, Phillips-Van Heusen Corporation, Prince 2 B.V. and, solely for the purpose of certain sections thereof, Asian and Western Classics B.V. The registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

4.8

First Supplemental Indenture to 7 1/4% Senior Notes Due May 1, 2011, dated as of April 20, 2010, to Indenture, dated as of February 18, 2004, between Phillips-Van Heusen Corporation and U.S. Bank National Association (as successor to SunTrust Bank, the Predecessor Trustee), as Trustee.

4.9

First Supplemental Indenture to 8 1/8% Senior Notes Due May 1, 2013, dated as of April 20, 2010, to Indenture, dated as of May 5, 2003, between Phillips-Van Heusen Corporation and U.S. Bank National Association (as successor to SunTrust Bank, the Predecessor Trustee), as Trustee.

4.10	Securities Purchase Agreement, dated as of March 15, 2010, by and among Phillips-Van Heusen Corporation, LNK Partners, L.P. and LNK Partners (Parallel), L.P.

4.11	Securities Purchase Agreement, dated as of March 15, 2010, by and between Phillips-Van Heusen Corporation and MSD Brand Investments, LLC.

10.1	First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Phillips-Van Heusen Corporation and Emanuel Chirico.

10.2	First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Phillips-Van Heusen Corporation and Allen Sirkin.

10.3	First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Phillips-Van Heusen Corporation and Francis K. Duane.

10.4	First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Calvin Klein, Inc. and Paul Thomas Murry.

15	Acknowledgement of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.