Form 10-Q
period 2010-08-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 2010-09-10
CIK 78239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2010

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of August 31, 2010 was 66,352,932.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of August 1, 2010, January 31, 2010 and August 2, 2009	2

Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended August 1, 2010
and August 2, 2009	3

Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1, 2010 and
August 2, 2009	4

Notes to Consolidated Financial Statements	5-25

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-36

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	36

Item 4 - Controls and Procedures	37

PART II -- OTHER INFORMATION

Item 1A - Risk Factors	38-42

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6 - Exhibits	43-46

Signatures	47

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) in connection with the acquisition of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”), we borrowed significant amounts, may be considered to be highly leveraged, and will have to use a significant portion of our cash flows to service such indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to develop and grow our Calvin Klein businesses in terms of revenue and profitability, and our ability to realize benefits from Tommy Hilfiger; (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers limit or cease shopping in order to avoid exposure or become ill; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity, such as Tommy Hilfiger, into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Phillips-Van Heusen Corporation

We have reviewed the consolidated balance sheets of Phillips-Van Heusen Corporation as of August 1, 2010 and August 2, 2009, the related consolidated statements of operations for the thirteen and twenty-six week periods ended August 1, 2010 and August 2, 2009 and the related consolidated statements of cash flows for the twenty-six week periods ended August 1, 2010 and August 2, 2009. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York

September 10, 2010

Phillips-Van Heusen Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	August 1,	January 31,	August 2,
	2010	2010	2009
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$ 475,340	$ 480,882	$ 369,596
Trade receivables, net of allowances for doubtful accounts of $12,426, $7,224 and $11,242	291,465	188,844	160,486
Other receivables	19,016	7,759	12,697
Inventories, net	692,814	263,788	302,286
Prepaid expenses	125,237	41,038	24,266
Other, including deferred taxes of $46,800, $5,621 and $10,049	80,121	12,572	16,260
Total Current Assets	1,683,993	994,883	885,591
Property, Plant and Equipment, net	387,417	167,474	183,530
Goodwill	1,701,641	419,179	396,184
Tradenames	2,290,028	621,135	621,135
Perpetual License Rights	86,000	86,000	86,000
Other Intangibles, net	188,261	32,056	33,831
Other Assets, including deferred taxes of $66,214, $0 and $0	183,070	18,952	26,917
Total Assets	$ 6,520,410	$ 2,339,679	$ 2,233,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 314,821	$ 108,494	$ 98,703
Accrued expenses	420,534	215,413	224,421
Deferred revenue	46,957	38,974	35,266
Short-term borrowings	4,617	-	-
Total Current Liabilities	786,929	362,881	358,390
Long-Term Debt	2,491,635	399,584	399,576
Other Liabilities, including deferred taxes of $603,103, $176,449 and $181,446	1,046,278	408,661	420,326

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized (142,000; 150,000 and 150,000 shares undesignated); no undesignated shares issued	-	-	-
Series A convertible preferred stock, par value $100 per share; 8,000 total shares authorized, issued and outstanding as of August 1, 2010	188,595	-	-
Common stock, par value $1 per share; 240,000,000 shares authorized; 66,448,534; 57,139,230 and 56,858,331 shares issued	66,449	57,139	56,858
Additional capital - common stock	1,263,606	596,344	580,447
Retained earnings	709,431	796,282	689,566
Accumulated other comprehensive loss	(26,286)	(80,448)	(71,276)
Less: 96,401; 5,236,818 and 5,235,282 shares of common stock held in treasury, at cost	(6,227)	(200,764)	(200,699)
Total Stockholders’ Equity	2,195,568	1,168,553	1,054,896
Total Liabilities and Stockholders’ Equity	$ 6,520,410	$ 2,339,679	$ 2,233,188

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009

Net sales	$1,011,439	$457,410	$1,542,127	$ 933,155
Royalty revenue	68,106	52,571	132,965	111,489
Advertising and other revenue	23,723	19,302	47,220	42,064
Total revenue	1,103,268	529,283	1,722,312	1,086,708

Cost of goods sold	528,027	263,527	830,038	549,126

Gross profit	575,241	265,756	892,274	537,582

Selling, general and administrative expenses	524,637	214,307	811,837	437,019

Debt extinguishment costs	6,650	-	6,650	-

Other loss	88,100	-	140,490	-

(Loss) income before interest and taxes	(44,146)	51,449	(66,703)	100,563

Interest expense	39,706	8,378	48,088	16,744
Interest income	481	393	588	899

(Loss) income before taxes	(83,371)	43,464	(114,203)	84,718

Income tax (benefit) expense	(28,784)	16,907	(32,003)	33,450

Net (loss) income	$ (54,587)	$ 26,557	$ (82,200)	$ 51,268

Basic net (loss) income per common share	$ (0.83)	$ 0.51	$ (1.39)	$ 0.99

Diluted net (loss) income per common share	$ (0.83)	$ 0.51	$ (1.39)	$ 0.99

Dividends declared per common share	$ 0.00	$ 0.00	$ 0.075	$ 0.075

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2010	2009
OPERATING ACTIVITIES
Net (loss) income	$ (82,200)	$ 51,268
Adjustments to reconcile to net cash provided by operating activities:
Losses on settlement of derivative instruments	140,490	-
Depreciation and amortization	62,240	25,203
Deferred taxes	(9,571)	1,059
Stock-based compensation expense	12,224	5,622
Impairment of long-lived assets	-	1,494
Debt extinguishment costs	6,650	-

Changes in operating assets and liabilities:
Trade receivables, net	94,198	27,156
Inventories, net	(142,162)	(17,731)
Accounts payable, accrued expenses and deferred revenue	106,616	11,704
Prepaid expenses	(54,482)	11,014
Other, net	(32,455)	(35,936)
Net cash provided by operating activities	101,548	80,853

INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(2,490,607)	(5,699)
Purchase of property, plant and equipment	(29,014)	(12,866)
Contingent purchase price payments	(21,452)	(18,591)
Losses on settlement of derivative instruments	(140,490)	-
Net cash used by investing activities	(2,681,563)	(37,156)

FINANCING ACTIVITIES(1)
Net proceeds from common stock offering	364,860	-
Net proceeds from preferred stock issuance	188,595	-
Net proceeds from issuance of debt	584,145	-
Net proceeds from credit facilities	1,825,223	-
Extinguishment of debt	(303,645)	-
Repayment of credit facilities	(100,000)	-
Net proceeds from settlement of awards under stock plans	6,732	1,693
Excess tax benefits from awards under stock plans	3,482	259
Cash dividends on common and preferred stock	(4,652)	(3,885)
Acquisition of treasury shares	(2,438)	(335)
Net cash provided (used) by financing activities	2,562,302	(2,268)

Effect of exchange rate changes on cash and cash equivalents	12,171	-

(Decrease) increase in cash and cash equivalents	(5,542)	41,429

Cash and cash equivalents at beginning of period	480,882	328,167

Cash and cash equivalents at end of period	$ 475,340	$369,596

(1) See Note 14 for information on noncash investing and financing transactions.

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

The results of operations for the thirteen and twenty-six weeks ended August 1, 2010 and August 2, 2009 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, Bass, G.H. Bass & Co., ARROW, Eagle, Geoffrey Beene, CHAPS, Sean John, Trump, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Elie Tahari, Nautica, Ike Behar, Ted Baker, Jones New York, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess and Timberland and to other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

2.  INVENTORIES

Inventories related to the Company’s wholesale and international retail operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s North American retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship.

3.  ACQUISITIONS

Acquisition of Tommy Hilfiger

The Company acquired on May 6, 2010 all of the outstanding equity interests of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”). The results of Tommy Hilfiger’s operations have been included in the Company’s consolidated financial statements since that date.

Tommy Hilfiger, through its subsidiaries, designs, sources and markets men’s and women’s sportswear and activewear, jeanswear, childrenswear and other products worldwide and licenses its brands worldwide over a broad range of products.

The Company believes Tommy Hilfiger’s established international platform in Europe will be a strategic complement to its strong North American presence and provides the Company with the resources and expertise needed to grow its heritage brands and businesses internationally.

Fair Value of the Acquisition Consideration

The acquisition date fair value of the acquisition consideration paid at closing totaled $2,969,225, which consisted of the following:

Cash	$2,483,258
Common stock (8,044 shares, par value $1.00 per share)	485,967
Total fair value of the acquisition consideration	$2,969,225

The fair value of the 8,044 common shares issued was equal to the aggregate value of the shares at the closing market price of the Company’s common stock on May 5, 2010, the day prior to the closing. The value is not the same as the value of the shares as determined pursuant to the acquisition agreement, due to the fluctuation in the market price of the Company’s common stock between the date of the acquisition agreement and the date of the acquisition closing.

The Company funded the cash portion and related costs of the Tommy Hilfiger acquisition with cash on hand and the net proceeds of the following activities: (i) the sale on April 28, 2010 of 5,750 shares of the Company’s common stock; (ii) the issuances of an aggregate of 8 shares of Series A convertible preferred stock, which are currently convertible into 4,189 shares of the Company’s common stock, for an aggregate gross purchase price of $200,000; (iii) the issuance of $600,000 of 7 3/8% senior notes due 2020; and (iv) the borrowing of approximately $1,900,000 of term loans under new credit facilities.

Please see the notes entitled “Goodwill and Other Intangible Assets,” “Debt” and “Stockholders’ Equity” for a further discussion of these aspects of the acquisition.

The Company incurred certain pre-tax costs directly associated with the acquisition, totaling approximately $52,000, which are included within selling, general and administrative expenses in its financial statements. The Company also recorded a loss of $140,490 during the twenty-six weeks ended August 1, 2010 associated with hedges against Euro to United States dollar exchange rates relating to the purchase price. The Company incurred costs totaling $28,920 associated with the issuance of the common and preferred shares related to the acquisition, which were deducted from the recognized proceeds of issuance within stockholders’ equity. The Company incurred costs totaling $70,512 associated with the issuance of debt related to the acquisition, which will be amortized over the term of the related debt agreement.

Tommy Hilfiger had total revenue of $532,175 and a net loss, after non-cash valuation amortization charges and transaction and integration costs, of $(4,720) for the period from the date of acquisition through August 1, 2010. These amounts are included in the Company’s results of operations for the thirteen and twenty-six week periods then ended.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations as if the acquisition and the related financing transactions had occurred on February 2, 2009 instead of on May 6, 2010. The pro forma results were calculated applying the Company’s accounting policies and reflect: (i) the impact on depreciation and amortization based on what would have been charged related to the fair value adjustments to Tommy Hilfiger’s property, plant and equipment and the intangible assets recorded in connection with the acquisition; (ii) the impact on interest expense and interest income resulting from changes to the Company’s capital structure in connection with the acquisition; (iii) the impact on cost of goods sold resulting from acquisition-date adjustments to the fair value of inventory; and (iv) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Tommy Hilfiger. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on February 2, 2009, nor are they indicative of the future operating results of the combined company.

	Pro Forma Thirteen Weeks Ended		Pro Forma Twenty-Six Weeks Ended
	8/1/10	8/2/09	8/1/10	8/2/09

Total revenue	$1,112,040	$1,013,806	$2,368,196	$2,157,053
Net income	54,749	8,915	114,794	3,521

Allocation of the Acquisition Consideration

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Trade receivables	$ 193,080
Inventories	282,838
Prepaid expenses	32,232
Other current assets	95,135
Property, plant and equipment	230,505
Goodwill	1,225,470
Tradenames	1,635,417
Other intangibles	172,069
Other assets	121,002
Accounts payable	91,570
Accrued expenses	224,195
Other liabilities	702,758

The Company is still in the process of valuing the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to change.

In connection with the acquisition, the Company recorded goodwill of $1,225,470, which was assigned to the Company’s Tommy Hilfiger North America and Tommy Hilfiger International segments (See Note 15, “Segment Data”) in the amounts of $82,352 and $1,143,118, respectively. None of the goodwill is expected to be deductible for tax purposes. The Company also recorded other intangible assets of $1,807,486, which included customer relationships of $138,724, covenants not to compete of $1,527 and order backlog of $31,818, which are all amortizable, as well as indefinitely-lived tradenames of $1,635,417.

Acquisition of Tommy Hilfiger Handbag License

On June 14, 2010, the Company entered into an agreement to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger branded handbags internationally. The effective date of the transfer of the rights is December 31, 2010. In connection with this transaction, the Company made a payment of $7,349 to the licensee during the second quarter of 2010.

The transaction is being accounted for as a business combination. The Company’s preliminary assessment of the assets to be acquired by the Company on December 31, 2010 is that no amortizable intangible assets will be acquired. Until a more complete allocation of the purchase price is finalized, the Company has classified the entire $7,349 purchase price as goodwill.

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

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the period ended August 1, 2010, by segment, were as follows:

	Heritage
	Brand	Heritage		Tommy
	Wholesale	Brand		Hilfiger	Tommy
	Dress	Wholesale	Calvin Klein	North	Hilfiger
	Furnishings	Sportswear	Licensing	America	International	Total

Balance as of January 31, 2010
Goodwill, gross	$ 74,932	$ 84,553	$ 259,694	$ -	$ -	$ 419,179
Accumulated impairment losses	-	-	-	-	-	-
Goodwill, net	74,932	84,553	259,694	-	-	419,179
Contingent purchase price payments to
Mr. Calvin Klein	-	-	18,235	-	-	18,235
Goodwill from acquisition of
Tommy Hilfiger	-	-	-	82,352	1,143,118	1,225,470
Goodwill from acquisition of
Tommy Hilfiger handbag license	-	-	-	-	7,349	7,349
Currency translation	(98)	-	(315)	251	31,570	31,408
Balance as of August 1, 2010
Goodwill, gross	74,834	84,553	277,614	82,603	1,182,037	1,701,641
Accumulated impairment losses	-	-	-	-	-	-
Goodwill, net	$ 74,834	$ 84,553	$ 277,614	$ 82,603	$1,182,037	$1,701,641

The Company is required to make contingent purchase price payments to Mr. Calvin Klein in connection with the Company’s acquisition in 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies (collectively, “Calvin Klein”). Such payments are based on 1.15% of total worldwide net sales, as defined in the agreement (as amended) governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by the Company and its licensees and other partners to retailers.

The Company’s intangible assets subject to amortization consisted of the following:

	Customer Relationships
	Gross
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net

Balance as of January 31, 2010	$ 35,507	$ (7,299)	$ -	$ 28,208
Amount recorded in connection with the acquisition of Tommy Hilfiger	138,724	-	-	138,724
Amortization	-	(3,470)	-	(3,470)
Currency translation	-	-	3,651	3,651
Balance as of August 1, 2010	$ 174,231	$ (10,769)	$ 3,651	$ 167,113

	Covenants Not to Compete
	Gross
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net

Balance as of January 31, 2010	$ 600	$ (420)	$ -	$ 180
Amount recorded in connection with the acquisition of Tommy Hilfiger	1,527	-	-	1,527
Amortization	-	(218)	-	(218)
Currency translation	-	-	34	34
Balance as of August 1, 2010	$ 2,127	$ (638)	$ 34	$ 1,523

	Order Backlog
	Gross
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net

Balance as of January 31, 2010	$ -	$ -	$ -	$ -
Amount recorded in connection with the acquisition of Tommy Hilfiger	31,818	-	-	31,818
Amortization	-	(15,663)	-	(15,663)
Currency translation	-	-	186	186
Balance as of August 1, 2010	$ 31,818	$ (15,663)	$ 186	$ 16,341

License Rights
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of January 31, 2010	$ 5,007	$ (1,339)	$ 3,668
Amortization	-	(384)	(384)
Balance as of August 1, 2010	$ 5,007	$ (1,723)	$ 3,284

Customer relationships recorded in connection with the acquisition of Tommy Hilfiger are amortized principally over 15 years from the date of acquisition. Covenants not to compete in connection with the Tommy Hilfiger acquisition are amortized over two years from the date of acquisition. Order backlog in connection with the Tommy Hilfiger acquisition is amortized over six months from the date of acquisition. As of August 1, 2010, the weighted average life of the amortizable intangible assets recorded in connection with the acquisition of Tommy Hilfiger was 13.1 years.

Customer relationships and license rights recorded as of January 31, 2010 are amortized principally over 15 years from the date of the related acquisition. Covenants not to compete recorded as of January 31, 2010 are amortized over ten years from the date of acquisition.

As of August 1, 2010, accumulated amortization for other intangible assets was $28,793.

Amortization expense, a portion of which is subject to exchange rate fluctuation, for the remainder of 2010 and the next five years thereafter related to the Company’s intangible assets is expected to be as follows:

Remainder of 2010	$23,057
2011	12,993
2012	12,405
2013	12,149
2014	12,149
2015	12,149

The Company’s intangible assets not subject to amortization consisted of the following:

		Perpetual
	Tradenames	License Rights	Total
Balance as of January 31, 2010	$ 621,135	$ 86,000	$ 707,135
Amount recorded in connection with the acquisition of Tommy Hilfiger	1,635,417	-	1,635,417
Currency translation	33,476	-	33,476
Balance as of August 1, 2010	$ 2,290,028	$ 86,000	$ 2,376,028

5.  RETIREMENT AND BENEFIT PLANS

The Company has five noncontributory defined benefit pension plans covering substantially all employees resident in the United States (not currently including any employees associated with the businesses acquired in the Tommy Hilfiger acquisition) who meet certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service.

The Company also has for certain of such employees an unfunded non-qualified supplemental defined benefit pension plan, which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement.

As a result of the Company’s acquisition of Tommy Hilfiger, the Company also has for certain members of Tommy Hilfiger’s senior management a supplemental executive retirement plan (“SERP Plan”), which is a non-qualified unfunded supplemental defined benefit pension plan. Such plan is frozen, and as a result, participants do not accrue additional benefits.

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

Net benefit cost related to the Company’s pension plans was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/10	8/2/09	8/1/10	8/2/09

Service cost, including plan expenses	$ 2,413	$ 1,891	$ 4,758	$ 3,818
Interest cost	4,537	4,197	8,922	8,468
Amortization of net loss	1,921	533	3,790	1,170
Expected return on plan assets	(4,982)	(5,048)	(9,985)	(10,122)
Amortization of prior service credit	(15)	(8)	(31)	(15)
Total	$ 3,874	$ 1,565	$ 7,454	$ 3,319

Net benefit cost related to the Company’s CAP Plan and SERP Plan was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/10	8/2/09	8/1/10	8/2/09

Service cost, including plan expenses	$ 22	$ 17	$ 45	$ 35
Interest cost	463	240	696	488
Amortization of net gain	-	(9)	-	(18)
Total	$ 485	$ 248	$ 741	$ 505

Net benefit (credit) cost related to the Company’s postretirement plan was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/10	8/2/09	8/1/10	8/2/09

Interest cost	$ 206	$ 365	$ 545	$ 730
Amortization of net loss	(105)	65	-	129
Amortization of prior service credit	(205)	(205)	(409)	(409)
Total	$(104)	$ 225	$ 136	$ 450

6.  COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/10	8/2/09	8/1/10	8/2/09

Net (loss) income	$(54,587)	$26,557	$(82,200)	$51,268
Foreign currency translation adjustments, net of
tax (benefit) expense of $(310); $533; $(622) and
$736	58,377	876	57,864	1,210
Change related to retirement and benefit plan
costs, net of tax expense of $604; $141; $1,267
and $323	992	235	2,083	534
Unrealized losses on derivative financial
instruments	(5,785)	-	(5,785)	-
Comprehensive (loss) income	$ (1,003)	$27,668	$(28,038)	$53,012

7.  DEBT

Short-Term Borrowings

One of the Company’s subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of ¥600,000 (approximately $6,900 based on the Yen to United States dollar exchange rate in effect on August 1, 2010) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.20%. Such facility matures on May 31, 2011. The outstanding balance was ¥400,000 ($4,617 based on the Yen to United States dollar exchange rate in effect on August 1, 2010) as of August 1, 2010, with the balance of ¥200,000 ($2,283 based on the Yen to United States dollar exchange rate in effect on August 1, 2010) remaining undrawn under the facility. The weighted average interest rate on the funds borrowed at August 1, 2010 was 0.42%.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	8/1/10	8/2/09

Senior secured term loan A facility due 2015	$ 471,668	$ -
Senior secured term loan B facility due 2016	1,320,374	-
7 3/8% senior unsecured notes due 2020	600,000	-
7 3/4% debentures due 2023	99,593	99,576
7 1/4% senior unsecured notes due 2011	-	150,000
8 1/8% senior unsecured notes due 2013	-	150,000
Total	$2,491,635	$ 399,576

Senior Secured Credit Facilities

On May 6, 2010, the Company entered into a new senior secured credit facility, which consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Yen and Pound) revolving credit facilities. These credit facilities provide for borrowings equal to an aggregate of approximately $2,350,000 (based on applicable exchange rates in effect on August 1, 2010), consisting of (i) an aggregate of approximately $1,900,000 of term loan facilities, which had been borrowed in full at May 6, 2010 and for which the Company made repayments of $100,000 during the second quarter of 2010; and (ii) approximately $450,000 of revolving credit facilities, for which the Company had no revolving credit borrowings and $195,824 of letters of credit outstanding as of August 1, 2010.

The term loan A facilities and the revolving credit facilities will mature on May 6, 2015 and the term loan B facilities will mature on May 6, 2016. Borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. The terms of each of the term loan A and B facilities contain a mandatory repayment schedule on a quarterly basis, such that the total annual repayments are as follows:

	Term Loan
	A	B

Originally borrowed on May 6, 2010, based on the applicable exchange rate at that date	$494,970	$1,384,910

Percentage required to be repaid for the annual period ending May 6:
2011	5%	1%
2012	10%	1%
2013	15%	1%
2014	25%	1%
2015	45%	1%
2016	-	95%

Additionally, in the event there is consolidated Excess Cash Flow, as defined in the agreement, for any fiscal year, the Company is required to prepay a percentage of such amount based on its Leverage Ratio, as calculated in accordance with the agreement. Such amount will be reduced by any repayments made during the preceding fiscal year.

All repayments made under the facilities are applied on a pro rata basis, determined by the amounts then outstanding under each of the United States dollar and Euro tranches of term loans A and B. In addition, the Company has the ability to prepay at any time the outstanding borrowings under the new senior secured credit facility without penalty (other than customary breakage costs).

The United States dollar-denominated borrowings under the senior secured credit facility bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the higher of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1% and (iii) a one-month adjusted Eurocurrency rate plus 1% (provided, that, in the case of the term loan A and B facilities, in no event will the base rate be deemed to be less than 2.75%); or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the senior secured credit facility (provided, that, in the case of the term loan A and B facilities, in no event will the adjusted Eurocurrency rate be deemed to be less than 1.75%).

Canadian dollar-denominated borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a Canadian prime rate determined by reference to the greater of (i) the average of the rates of interest per annum equal to the per annum rate of interest quoted, published and commonly known in Canada as the “prime rate” or which Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian dollar bankers’ acceptances having a term of one month that appears on the Reuters Screen CDOR Page as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 1%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the senior secured credit facility.

The borrowings under the senior secured credit facility in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the senior secured credit facility (provided that, in the case of the term loan A and B facilities, in no event will the adjusted Eurocurrency rate be deemed to be less than 1.75%).

The initial applicable margins will be (a) in the case of the United States dollar-denominated term loan A facility and the United States dollar-denominated term loan B facility, 3.00% for adjusted Eurocurrency rate loans and 2.00% for base rate loans, as applicable, (b) in the case of the Euro-denominated term loan A facility and the Euro-denominated term loan B facility, 3.25% and (c) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 3.00% for adjusted Eurocurrency rate loans and 2.00% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 3.00% for adjusted Eurocurrency rate loans and 2.00% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 3.25%.  After the date of delivery of the compliance certificate and financial statements with respect to the Company’s period ending January 30, 2011, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on the Company’s leverage ratio.

7 3/8% Senior Notes Due 2020

On May 6, 2010, the Company issued $600,000 principal amount of 7 3/8% senior notes due May 15, 2020 under an indenture between the Company and U.S. Bank National Association, as trustee. Interest on the 7 3/8% notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2010.

The Company may redeem some or all of these notes on or after May 15, 2015 at specified redemption prices. The Company may redeem some or all of these notes at any time prior to May 15, 2015 by paying a “make whole” premium. In addition, the Company may also redeem up to 35% of these notes prior to May 15, 2013 with the net proceeds of certain equity offerings.

Prior Senior Secured Revolving Credit Facility

On May 6, 2010, the Company terminated its $325,000 secured revolving credit facility with JP Morgan Chase Bank, N.A., as the Administrative Agent and Collateral Agent, which was scheduled to expire in July 2012.

Tender for and Redemption of 2011 Notes and 2013 Notes

The Company commenced tender offers on April 7, 2010 for (i) all of the $150,000 outstanding principal amount of its notes due 2011; and (ii) all of the $150,000 outstanding principal amount of its notes due 2013. The tender offers expired on May 4, 2010. On May 6, 2010, the Company accepted for purchase all of the notes tendered and made payment to tendering holders and called for redemption all of the balance of its outstanding 7 1/4% senior notes due 2011, and all of the balance of its outstanding 8 1/8% senior notes due 2013. The redemption prices of the notes due 2011 and 2013 were 100.000% and 101.354%, respectively, of the outstanding aggregate principal amount of each applicable note, plus accrued and unpaid interest thereon to the redemption date. As of May 6, 2010, the Company made an irrevocable cash deposit, including accrued and unpaid interest, to the trustee for the notes due 2011 and 2013. As a result, such notes have been satisfied and effectively discharged as of May 6, 2010.

The Company incurred a loss of $6,650 during the second quarter of 2010 on the extinguishment of its 7 1/4% senior notes due 2011 and its 8 1/8% senior notes due 2013.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into foreign currency forward exchange contracts with respect to €1,300,000 during the first quarter of 2010 and €250,000 during the second quarter of 2010 in connection with the acquisition of Tommy Hilfiger to hedge against its exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. Such foreign currency forward exchange contracts were not designated as hedging instruments. The Company settled the foreign currency forward exchange contracts at a loss of $140,490 (of which $88,100 was recorded in the second quarter of 2010) on May 6, 2010 in connection with the Company’s completion of the Tommy Hilfiger acquisition. Such loss is reflected in Other Loss in the Company’s Consolidated Statements of Operations.

The Company has increased exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with international inventory purchases as a result of the Company’s acquisition of Tommy Hilfiger. To help manage this exposure, the Company periodically uses foreign currency forward exchange contracts. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company records the foreign currency forward exchange contracts at fair value in its consolidated balance sheets. Changes in fair value of foreign currency forward exchange contracts that are designated as hedging instruments are deferred in equity as a component of accumulated other comprehensive loss. Changes in the fair value of foreign currency forward exchange contracts that are not designated as hedging instruments are immediately recognized in earnings.

The following table summarizes the fair value and presentation in the consolidated balance sheets for the Company’s foreign currency forward exchange contracts:

Asset Derivatives (Classified in Other Current Assets)		Liability Derivatives (Classified in Accrued Expenses)
8/1/10	8/2/09	8/1/10	8/2/09

$3,766	$ -	$9,473	$ -

At August 1, 2010, the notional amount of foreign currency forward exchange contracts outstanding was approximately $235,000 against the Euro and $54,000 against the Canadian dollar. Such contracts expire between August 2010 and August 2011. No amounts were excluded from effectiveness testing.

The following table summarizes the effect of the Company’s derivatives designated as hedging instruments, which consist of the foreign currency forward exchange contracts for inventory purchases:

Amount of Loss		Gain Reclassified from Accumulated Other
Recognized in Other		Comprehensive Loss into Income			Loss Recognized in Income on Derivatives
Comprehensive Loss on Derivatives		(Effective Portion)			(Ineffective Portion)
(Effective Portion)			Amount			Amount
Thirteen and			Thirteen and			Thirteen and
Twenty-Six Weeks Ended		Location	Twenty-Six Weeks Ended		Location	Twenty-Six Weeks Ended
8/1/10	8/2/09		8/1/10	8/2/09		8/1/10	8/2/09

$(5,785)	$ -	Cost of goods sold	$3,914	$ -	Selling, general and administrative expenses	$(6,106)	$ -

The above amount of $5,785 recognized in accumulated other comprehensive loss on foreign currency forward exchange contracts at August 1, 2010 will be recognized principally in the next 12 months in the Consolidated Statements of Operations as costs of goods sold as the underlying inventory is sold.

Please refer to Note 9 “Fair Value Measurements,” for disclosures on fair value measurements of the Company’s derivative financial instruments. The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of August 1, 2010.

9.  FAIR VALUE MEASUREMENTS

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that were required to be remeasured at fair value on a recurring basis during the twenty-six weeks ended August 1, 2010:

Total Fair
	Fair Value Measurement Using			Value at
Description	Level 1	Level 2	Level 3	8/1/10
Derivative instrument assets	N/A	$ 3,766	N/A	$ 3,766
Derivative instrument liabilities	N/A	$ 9,473	N/A	$ 9,473

Derivative instruments presented above represent unrealized gains and losses on foreign currency forward exchange contracts, which are measured as the difference between (i) the United States dollars to be paid at the contracts’ settlement date and (ii) the United States dollar value of the foreign currency to be purchased at the current forward or period end spot rate, as applicable.

There were no financial assets or liabilities that were required to be remeasured at fair value on a recurring basis during the twenty-six weeks ended August 2, 2009.

There were no non-financial assets or liabilities that were required to be remeasured at fair value on a nonrecurring basis during the twenty-six weeks ended August 1, 2010.

In accordance with FASB guidance for the impairment or disposal of long-lived assets, long-lived assets held and used with a carrying amount of $136 were written down to a fair value of zero during the first quarter of 2009. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. Additionally, long-lived assets held for sale with a carrying amount of $2,783 were written down to a fair value of $1,425 during the second quarter of 2009 based on the quoted contractual selling price of such assets, less the related selling costs. Such assets were sold during the third quarter of 2009.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis during the twenty-six weeks ended August 2, 2009, and the total impairments recorded as a result of the remeasurement process:

Total
				Fair Value	Impairments for
				as of	Twenty-Six Weeks
	Fair Value Measurement Using			Impairment	Ended
Description	Level 1	Level 2	Level 3	Date	8/2/09
Property and equipment	N/A	$1,425	$ -	$ 1,425	$ 1,494

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt for the periods ended August 1, 2010 and August 2, 2009 were as follows:

	8/1/10		8/2/09
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$ 475,340	$ 475,340	$369,596	$369,596
Short-term borrowings	4,617	4,617	-	-
Long-term debt	2,491,635	2,522,577	399,576	378,375

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable quarter.

10.  STOCK-BASED COMPENSATION

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) was approved at the Company’s Annual Meeting of Stockholders held in June 2006. The 2006 Plan replaced the Company’s then-existing 1997, 2000 and 2003 Stock Option Plans. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of such approval, other than with respect to outstanding options under those plans, which continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

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

Through August 1, 2010, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU, restricted stock or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).  In addition, the Company granted restricted stock to certain of Tommy Hilfiger’s management employees in the second quarter of 2010 in connection with the acquisition of Tommy Hilfiger.

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net (loss) income for the twenty-six weeks ended August 1, 2010 and August 2, 2009 included $12,224 and $5,622, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the twenty-six weeks ended August 1, 2010 and August 2, 2009, respectively:

	Twenty-Six Weeks Ended
	8/1/10	8/2/09
Weighted average risk-free interest rate	2.99%	2.58%
Weighted average expected option term (in years)	6.25	6.59
Weighted average expected volatility	41.78%	38.92%
Expected annual dividends per share	$ 0.15	$ 0.15
Weighted average estimated fair value per share of options granted	$26.45	$11.16

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

Service-based stock option activity for the twenty-six weeks ended August 1, 2010 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at January 31, 2010	3,616	$ 30.16
Granted	124	59.66
Exercised	310	21.58
Cancelled	2	28.27
Outstanding at August 1, 2010	3,428	$ 32.01
Exercisable at August 1, 2010	2,522	$ 30.87

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

RSU activity for the twenty-six weeks ended August 1, 2010 was as follows:

		Weighted Average
		Grant Date
	RSUs	Fair Value

Non-vested at January 31, 2010	734	$ 35.85
Granted	163	58.80
Vested	85	45.24
Cancelled	12	40.04
Non-vested at August 1, 2010	800	$ 39.48

The Company granted restricted stock to certain of Tommy Hilfiger’s management employees in connection with the Company’s acquisition of Tommy Hilfiger during the second quarter of 2010. The stock is registered in the name of each such employee and is held in a third-party escrow account until it vests, at which time the stock will be delivered to the employees who have vested in the awards. The restricted stock vests upon the second anniversary of the date of grant.

The fair value of restricted stock is equal to the closing price of the Company’s common stock on the date of grant and is expensed, net of forfeitures, on a straight-line basis over the restricted stock’s vesting period.

Restricted stock activity for the twenty-six weeks ended August 1, 2010 was as follows:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value

Non-vested at January 31, 2010	-	$ -
Granted	179	60.41
Vested	-	-
Non-vested at August 1, 2010	179	$ 60.41

The Company granted contingently issuable performance share awards to all of the Company’s senior executives (other than senior executives of Tommy Hilfiger) during the second quarter of 2010 and to all then-executive officers of the Company during the first quarter of 2010 and the first quarter of 2008, subject to performance periods of three, two and three years, respectively. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on earnings per share growth for the awards granted in 2010 and both earnings per share growth and return on equity for the awards granted in 2008 during the applicable performance cycle. Depending on the level of objectives achieved, up to a total number of 611 and 89 shares could be issued for all non-vested performance share awards granted in 2010 and 2008, respectively. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the twenty-six weeks ended August 1, 2010 was as follows:

		Weighted Average
	Performance	Grant Date
	Shares	Fair Value

Non-vested at January 31, 2010	89	$ 41.80
Granted	611	52.69
Vested	-	-
Cancelled	-	-
Non-vested at August 1, 2010	700	$ 51.31

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the twenty-six weeks ended August 1, 2010 and August 2, 2009 were $5,421 and $815, respectively. Of those amounts, $3,482 and $259, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

11.  STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock Issuance

On May 6, 2010, the Company completed the sale of an aggregate of 8 shares of Series A convertible preferred stock, par value $100.00 per share, for an aggregate gross purchase price of $200,000 and for net proceeds of $188,595 after related fees. The Series A convertible preferred stock has a liquidation preference of $25,000 per share and is currently convertible at a price of $47.74 into 4,189 shares of common stock. The conversion price is subject to equitable adjustment in the event of the Company taking certain actions, including stock splits, stock dividends, mergers, consolidations or other capital reorganizations. The Series A convertible preferred stock is not redeemable, in whole or in part, at the Company’s option or that of any holder. The holders of the Series A convertible preferred stock are entitled to vote and participate in dividends with the holders of the Company’s common stock on an as-converted basis.

Common Stock Offering

The Company sold 5,750 shares of its common stock on April 28, 2010 for an offering price of $66.50 per share before commissions and discounts to underwriters. The net proceeds of the sale after commissions, discounts and related fees, which totaled $364,860, were used to fund a portion of the purchase price and fees relating to the acquisition of Tommy Hilfiger. Of the 5,750 shares, a total of 5,250 shares were released from treasury and 500 shares were newly issued.

Common Stock Issuance

On May 6, 2010, the Company issued 8,044 shares of its common stock, par value $1.00 per share, as part of the consideration paid to the former shareholders of Tommy Hilfiger in connection with the acquisition.

Warrant

The Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share in connection with the Company’s acquisition of Calvin Klein in 2003. 160 shares of such warrant were exercised during the first quarter of 2010 and the warrant remains outstanding as of August 1, 2010 with respect to the balance of 160 shares issuable upon exercise.

12.  ACTIVITY EXIT COSTS AND ASSET IMPAIRMENTS

In connection with the Company’s acquisition of Tommy Hilfiger during the second quarter of 2010, the Company incurred severance and termination benefit costs. Such costs were as follows:

Incurred During
	Total	the Thirteen and
	Expected	Twenty-Six
	to be	Weeks
	Incurred	Ended 8/1/10

Severance and termination benefits	$12,700	$ 10,620

As of August 1, 2010, the liability balance for these severance and termination benefits was $10,448. The charges for severance and termination benefits were principally included in selling, general and administrative expenses of the Company’s Tommy Hilfiger North America segment (see Note 15, “Segment Data”).

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

The Company recorded long-lived asset impairment charges in connection with these restructuring initiatives of $1,494 (of which $1,358 was recorded in the second quarter) during the twenty-six weeks ended August 2, 2009.

Such charges were included in corporate selling, general and administrative expenses not allocated to any reportable segments.

Liabilities recorded in connection with the restructuring were as follows:

Costs Paid
During the
	Liability	Twenty-Six Weeks	Liability
	at 1/31/10	Ended 8/1/10	at 8/1/10

Severance, termination benefits and other costs	$ 2,265	$ 1,460	$ 805
Lease termination costs	1,240	1,240	-
Total	$ 3,505	$ 2,700	$ 805

13.  NET (LOSS) INCOME PER COMMON SHARE

The Company computed its basic and diluted net (loss) income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/10	8/2/09	8/1/10	8/2/09

Net (loss) income	$(54,587)	$26,557	$(82,200)	$51,268
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	(157)	-	(157)	-
Net (loss) income available to common stockholders for basic and diluted net (loss) income per common share	(54,744)	26,557	(82,357)	51,268

Weighted average common shares outstanding for
basic net (loss) income per common share	65,875	51,605	59,077	51,558
Weighted average impact of dilutive securities	-	573	-	472
Weighted average impact of dilutive warrant	-	16	-	8
Total shares for diluted net (loss) income per common share	65,875	52,194	59,077	52,038

Basic net (loss) income per common share	$ (0.83)	$ 0.51	$ (1.39)	$ 0.99

Diluted net (loss) income per common share	$ (0.83)	$ 0.51	$ (1.39)	$ 0.99

The Company utilizes the two-class method of calculating basic net (loss) income per common share, as holders of the Company’s Series A convertible preferred stock participate in dividends with holders of the Company’s common stock. Net losses are not allocated to holders of the Series A convertible preferred stock.

Potentially dilutive securities excluded from the calculation of diluted net (loss) income per share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/10	8/2/09	8/1/10	8/2/09

Weighted average antidilutive securities	4,565	2,302	4,588	2,564

According to FASB guidance for earnings per share, contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per share for that period. The Company had contingently issuable awards that did not meet the performance conditions as of August 1, 2010 and August 2, 2009 and, therefore, were excluded from the calculation of diluted net (loss) income per share for the thirteen and twenty-six weeks ended August 1, 2010 and August 2, 2009. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 700 and 280 as of August 1, 2010 and August 2, 2009, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities. Conversion of the Series A convertible preferred stock into 4,051 and 2,026 weighted average common shares outstanding for the thirteen and twenty-six weeks ended August 1, 2010, respectively, was not assumed because the inclusion thereof would have been antidilutive. These amounts were also excluded from the computation of weighted average antidilutive securities.

14.  NONCASH INVESTING AND FINANCING TRANSACTIONS

During the twenty-six weeks ended August 1, 2010 and August 2, 2009, the Company recorded increases to goodwill of $18,235 and $15,776, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the twenty-six weeks ended August 1, 2010 and August 2, 2009, the Company paid $21,452 and $18,591, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the second quarter of 2010, the Company issued 8,044 shares of its common stock valued at $485,967 in connection with the acquisition of Tommy Hilfiger.

During the second quarter of 2010, the Company recorded a loss of $3,005 to write-off previously capitalized debt issuance costs in connection with the extinguishment of its 7 1/4% senior notes due 2011 and its 8 1/8% senior notes due 2013.

The Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share in connection with the Company’s acquisition of Calvin Klein in 2003. 160 shares of such warrant were exercised at the end of the first quarter of 2010, and the underlying shares were issued early in the second quarter of 2010. The exercise price for these shares was satisfied through the Company’s withholding of 68 shares, which had a total fair market value that approximated the exercise price, from the shares that would have otherwise been issuable.

15.  SEGMENT DATA

The acquisition of Tommy Hilfiger has impacted significantly the way the Company and its chief operating decision maker manage and analyze its operating results. As such, the Company has changed the way it reports its segment data. Prior year periods have been restated in order to present that information on a basis consistent with the current year.

The Company manages its operations through its operating divisions, which are aggregated into seven reportable segments:  (i) Heritage Brand Wholesale Dress Furnishings; (ii) Heritage Brand Wholesale Sportswear; (iii) Heritage Brand Retail; (iv) Calvin Klein Licensing; (v) Tommy Hilfiger North America; (vi) Tommy Hilfiger International; and (vii) Other (Calvin Klein Apparel).

Heritage Brand Wholesale Dress Furnishings Segment - This segment consists of the Company’s heritage brand wholesale dress furnishings division. This segment derives revenue primarily from marketing both dress shirts and neckwear under the brand names ARROW, IZOD, Eagle, Sean John, Trump (marketed as Donald J. Trump Signature Collection prior to January 1, 2010), Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, DKNY, Elie Tahari, J. Garcia and MICHAEL Michael Kors, as well as dress shirts under the brand names Van Heusen, Geoffrey Beene and CHAPS and neckwear under the brand names Nautica, Ike Behar, Ted Baker, Jones New York, Michael Kors Collection, Claiborne, U.S. POLO ASSN., Axcess, Hart Schaffner Marx, Bugatti, City of London and Robert Graham. In addition, the Company sold dress shirts under the BCBG Max Azria and BCBG Attitude brand names into the fourth quarter of 2009. The Company markets its dress shirt and neckwear brands, as well as various private label brands, primarily to department, mid-tier department and specialty stores.

Heritage Brand Wholesale Sportswear Segment - The Company aggregates the results of its heritage brand wholesale sportswear divisions into the Heritage Brand Wholesale Sportswear segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW and Timberland, and women’s sportswear under the brand name IZOD to department, mid-tier department and specialty stores.

Heritage Brand Retail Segment - The Company aggregates the results of its three heritage brand retail divisions into the Heritage Brand Retail segment. This segment derives revenue principally from operating retail stores, primarily in outlet centers in the United States, which sell apparel, footwear, accessories and related products under the brand names Van Heusen, IZOD, Bass and G.H. Bass & Co.

Calvin Klein Licensing Segment - The Company aggregates the results of its Calvin Klein licensing and advertising division into the Calvin Klein Licensing segment. This segment derives revenue principally from licensing and similar arrangements worldwide relating to the use by third parties of the brand names Calvin Klein Collection, ck Calvin Klein and Calvin Klein for a broad array of products and retail services. This segment also derives revenue from the Company’s Calvin Klein Collection wholesale business and from selling Calvin Klein Collection branded high-end collection apparel and accessories through the Company’s own full price Calvin Klein Collection retail store located in New York City, both of which the Company operates directly in support of the global licensing business.

Tommy Hilfiger North America Segment - The Company aggregates the results of its Tommy Hilfiger wholesale and retail divisions in North America into the Tommy Hilfiger North America segment. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale in the United States and Canada, primarily to department and specialty stores, and through licensees; and (ii) operating retail stores in the United States and Canada and an e-commerce website, which sell Tommy Hilfiger branded apparel, accessories and related products.

Tommy Hilfiger International Segment - The Company aggregates the results of its Tommy Hilfiger wholesale and retail divisions that operate outside of North America into the Tommy Hilfiger International segment. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe, primarily to department and specialty stores and franchise operators of Tommy Hilfiger stores, and through distributors and licensees; and (ii) operating retail stores and an e-commerce website in Europe and retail stores in Japan, which sell Tommy Hilfiger branded apparel, accessories and related products.

Other (Calvin Klein Apparel) Segment - The Company aggregates the results of its Calvin Klein apparel divisions into the Other (Calvin Klein Apparel) segment. This segment derives revenue from the Company’s marketing at wholesale of apparel and related products under the brand names Calvin Klein and ck Calvin Klein, primarily to department, mid-tier department and specialty stores, and at retail through the Company’s e-commerce website and Calvin Klein retail stores, which are primarily located in outlet centers in the United States.

The following table presents summarized information by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/10	8/2/09	8/1/10	8/2/09

Revenue – Heritage Brand Wholesale Dress Furnishings
Net sales	$ 102,928	$ 99,372	$ 235,099	$ 220,229
Royalty revenue	1,299	1,390	2,764	2,991
Advertising and other revenue	637	309	1,016	732
Total	104,864	101,071	238,879	223,952

Revenue – Heritage Brand Wholesale Sportswear
Net sales	88,545	88,817	223,875	212,938
Royalty revenue	2,624	2,948	5,101	5,435
Advertising and other revenue	440	87	898	822
Total	91,609	91,852	229,874	219,195

Revenue – Heritage Brand Retail
Net sales	171,432	158,746	306,615	285,043
Royalty revenue	1,185	1,330	2,368	2,332
Advertising and other revenue	164	40	424	327
Total	172,781	160,116	309,407	287,702

Revenue – Calvin Klein Licensing
Net sales	5,701	5,233	14,655	12,203
Royalty revenue	52,293	46,903	112,027	100,731
Advertising and other revenue	20,449	18,866	42,849	40,183
Total	78,443	71,002	169,531	153,117

Revenue – Tommy Hilfiger North America
Net sales	256,144	-	256,144	-
Royalty revenue	4,051	-	4,051	-
Advertising and other revenue	833	-	833	-
Total	261,028	-	261,028	-

Revenue – Tommy Hilfiger International
Net sales	263,293	-	263,293	-
Royalty revenue	6,654	-	6,654	-
Advertising and other revenue	1,200	-	1,200	-
Total	271,147	-	271,147	-

Revenue – Other (Calvin Klein Apparel)
Net sales	123,396	105,242	242,446	202,742
Total	123,396	105,242	242,446	202,742

Total Revenue
Net sales	1,011,439	457,410	1,542,127	933,155
Royalty revenue	68,106	52,571	132,965	111,489
Advertising and other revenue	23,723	19,302	47,220	42,064
Total	$1,103,268	$529,283	$1,722,312	$1,086,708

		Thirteen Weeks Ended	Twenty-Six Weeks Ended
	8/1/10	8/2/09	8/1/10	8/2/09

Income before interest and taxes – Heritage Brand Wholesale
Dress Furnishings	$ 7,059	$ 4,161	$ 25,519	$ 20,329(5)

Income before interest and taxes – Heritage Brand Wholesale
Sportswear	7,194	11,249(4)	28,082	27,849(5)

Income before interest and taxes – Heritage Brand Retail	16,794	11,737(4)	25,478	7,958(5)

Income before interest and taxes – Calvin Klein Licensing	39,350	35,775	76,333	69,726

Income before interest and taxes – Tommy Hilfiger
North America	6,424(2)	-	6,424(3)	-

Loss before interest and taxes – Tommy Hilfiger International	(13,633)(2)	-	(13,633)(3)	-
Income before interest and taxes – Other (Calvin Klein Apparel)	14,666	7,598(4)	28,371	8,555(5)
Loss before interest and taxes – Corporate(1)	(122,000)(2)	(19,071)(4)	(243,277)(3)	(33,854)(5)

(Loss) income before interest and taxes	$ (44,146)	$ 51,449	$ (66,703)	$ 100,563

(1)

Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure.

(2)

Income (loss) before interest and taxes for the thirteen weeks ended August 1, 2010 includes costs of $166,082, associated with the Company’s acquisition and integration of Tommy Hilfiger, including restructuring and non-cash valuation amortization charges and the effects of foreign currency forward exchange contracts. Such costs were included in the Company’s segments as follows:  $24,479 in Tommy Hilfiger North America; $39,376 in Tommy Hilfiger International; and $102,227 in corporate expenses not allocated to any reportable segments.

(3)

Income (loss) before interest and taxes for the twenty-six weeks ended August 1, 2010 includes costs of $270,110 associated with the Company’s acquisition and integration of Tommy Hilfiger. Such costs were included in the Company’s segments as follows:  $24,479 in Tommy Hilfiger North America; $39,376 in Tommy Hilfiger International; and $206,255 in corporate expenses not allocated to any reportable segments.

(4)

Income (loss) before interest and taxes for the thirteen weeks ended August 2, 2009 includes costs of $6,256 associated with the Company’s restructuring initiatives announced during the fourth quarter of 2008. Such costs were included in the Company’s segments as follows: $188 in Heritage Brand Wholesale Sportswear; $650 in Heritage Brand Retail; $1,094 in Other (Calvin Klein Apparel); and $4,324 in corporate expenses not allocated to any reportable segments.

(5)

Income (loss) before interest and taxes for the twenty-six weeks ended August 2, 2009 includes costs of $10,976 associated with the Company’s restructuring initiatives announced during the fourth quarter of 2008. Such costs were included in the Company’s segments as follows: $541 in Heritage Brand Wholesale Dress Furnishings; $701 in Heritage Brand Wholesale Sportswear; $2,341 in Heritage Brand Retail; $2,296 in Other (Calvin Klein Apparel); and $5,097 in corporate expenses not allocated to any reportable segments.

Intersegment transactions consist of transfers of inventory principally between the Heritage Brand Wholesale Dress Furnishings segment and the Heritage Brand Retail segment and Other (Calvin Klein Apparel) segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage is eliminated in the Heritage Brand Retail segment and Other (Calvin Klein Apparel) segment.

The following table presents the Company’s total assets by segment:

	8/1/10	1/31/10	8/2/09

Identifiable Assets
Heritage Brand Wholesale Dress Furnishings	$ 291,632	$ 278,101	$ 275,576
Heritage Brand Wholesale Sportswear	269,478	249,864	239,351
Heritage Brand Retail	104,159	97,837	115,120
Calvin Klein Licensing	939,743	925,832	883,542
Tommy Hilfiger North America	817,071	-	-
Tommy Hilfiger International	3,084,836	-	-
Other (Calvin Klein Apparel)	137,133	134,515	160,226
Corporate	876,358	653,530	559,373
Total	$6,520,410	$2,339,679	$2,233,188

16.  GUARANTEES

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of August 1, 2010 is $500. The guarantee expires on January 31, 2011.

The Company guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of August 1, 2010 is approximately $3,700, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,400 as of August 1, 2010, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

17.  RECENT ACCOUNTING GUIDANCE

New guidance issued but not effective until after August 1, 2010 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, Bass, ARROW, Eagle, Geoffrey Beene, CHAPS, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Trump, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, DKNY, Elie Tahari, Nautica, Ike Behar, Ted Baker, Jones New York, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess and Timberland and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to the acquisition of Tommy Hilfiger refer to our May 6, 2010 acquisition of Tommy Hilfiger B.V. and certain affiliated companies, which companies we refer to collectively as “Tommy Hilfiger.”

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

We are one of the largest apparel companies in the world, with a heritage dating back over 125 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, Bass, ARROW, Eagle and, as of the beginning of the second quarter of 2010, Tommy Hilfiger (previously a licensed brand), which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, CHAPS, Trump (marketed as Donald J. Trump Signature Collection prior to January 1, 2010), DKNY, Elie Tahari, Nautica, Ike Behar, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess, Jones New York and Timberland, which are licensed.

We completed our acquisition of Tommy Hilfiger during the second quarter of 2010. Tommy Hilfiger, through its subsidiaries, designs, sources and markets men’s and women’s sportswear and activewear, jeanswear, childrenswear and other products worldwide and licenses its brands worldwide over a broad range of products.

We paid $2.5 billion in cash and issued 8.0 million shares of our common stock valued at $486.0 million, as consideration for the acquisition, for total consideration of approximately $3.0 billion. We entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010, and entered into an additional foreign currency forward exchange contract to purchase €250.0 million during the second quarter of 2010, in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We settled the foreign currency forward exchange contracts on May 6, 2010 in connection with our completion of the acquisition of Tommy Hilfiger.

We funded the cash portion and related costs of the Tommy Hilfiger acquisition with cash on hand and the net proceeds of the following activities: (i) the sale on April 28, 2010 of 5.8 million shares of our common stock, for an offering price of $66.50 per share; (ii) the issuance of an aggregate of 8,000 shares of Series A convertible preferred stock for an aggregate gross purchase price of $200.0 million; (iii) the issuance of $600.0 million of 7 3/8% senior notes due 2020; and (iv) the borrowing of $1.9 billion of term loans under new credit facilities. In conjunction with this financing, we paid $303.6 million in the second quarter of 2010 to extinguish our 7 1/4% senior notes due 2011 and our 8 1/8% senior notes due 2013. In addition, we made a $100.0 million voluntary debt repayment on the term loans at the end of the second quarter of 2010. These items are more fully described in the section entitled “Liquidity and Capital Resources” below.

Our historical business strategy has been to manage and market a portfolio of nationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference or distribution channel. We have enhanced this strategy by expanding our portfolio of brands through acquisitions of well-known brands, such as Calvin Klein, ARROW and, now, Tommy Hilfiger, that offer additional geographic distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear. The Calvin Klein and, to a lesser degree, ARROW and Tommy Hilfiger acquisitions (we acquired the ARROW brand in 2004) also enhanced our business strategy by providing us with established international licensing businesses, which do not require working capital investments. We have successfully pursued growth opportunities in extending the Calvin Klein and ARROW brands through licensing into additional product categories and geographic areas and may seek to do the same with Tommy Hilfiger. The Superba and Mulberry acquisitions helped to advance our historical strategy by adding a product category that is complementary to our heritage dress shirt business and leverages our position in dress furnishings. Our business strategy was also extended by gender with our assumption in 2007 of the wholesale IZOD women’s sportswear collection, which was previously a licensed business. Further, in the second quarter of 2008, we began marketing men’s sportswear under the Timberland brand in North America under a licensing arrangement with The Timberland Company. We believe that the acquisition of Tommy Hilfiger will advance our business strategy by adding a global brand with growth opportunities and by establishing an international platform in Europe that will be a strategic complement to our strong North American presence and provides us with the resources and expertise needed to grow our heritage brands and businesses internationally.

We have entered into license agreements with partners across the globe for our brands. A significant portion of our total income before interest and taxes is derived from international sources, which, prior to the acquisition of Tommy Hilfiger, had been primarily driven by the international component of our Calvin Klein licensing business. The acquisition of Tommy Hilfiger adds a strong operational platform that accelerates our international presence and is expected to provide a platform for global expansion of all of our brands and businesses.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to wholesale customers and franchise, licensee and distributor operated stores of men’s dress shirts and neckwear, men’s, women’s and children’s sportswear, footwear, accessories and related products; and (ii) the sale, through over 1,000 company-operated retail locations worldwide, of apparel, footwear, accessories and other products under the brand names Van Heusen, IZOD, Bass, Calvin Klein and Tommy Hilfiger.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 79% of total royalty, advertising and other revenue in the second quarter of 2010, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings.

We completed the acquisition of Tommy Hilfiger early in the second quarter of 2010. We recorded pre-tax charges in the first half of 2010 in connection with the acquisition and integration of Tommy Hilfiger that totaled $270.1 million, which includes: (i) a loss of $140.5 million associated with hedges against Euro to United States dollar exchange rates relating to the purchase price; (ii) non-cash valuation amortization charges of $53.3 million; and (iii) transaction, restructuring and debt extinguishment costs of $76.3 million. We expect to incur additional pre-tax expenses of approximately $45.0 million during the second half of 2010 in connection with the integration of Tommy Hilfiger. Our future results of operations will be significantly impacted by this acquisition, including through the operations of the Tommy Hilfiger business and the changes in our capital structure that were necessary to complete the acquisition as more fully discussed below.

Gross profit on total revenue is total revenue less cost of goods sold. Included as cost of goods sold are costs associated with the production and procurement of product, including inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs and other product procurement related charges. 100% of our royalty, advertising and other revenue is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 1, 2010 Compared With Thirteen Weeks Ended August 2, 2009

Net Sales

Net sales in the second quarter of 2010 were $1,011.4 million as compared to $457.4 million in the second quarter of the prior year. The increase of $554.0 million was due principally to the effect of the following items:

•

The addition of $256.1 million and $263.3 million of net sales attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, respectively, as a result of the acquisition of Tommy Hilfiger early in the second quarter of 2010.

•

The addition of $12.7 million of net sales attributable to growth in our Heritage Brand Retail segment. This was primarily driven by a comparable store sales increase in our Heritage Brand retail businesses of 11%.

•

The addition of $18.2 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, which is comprised of our Calvin Klein dress furnishings, sportswear and outlet retail divisions. Comparable store sales in our Calvin Klein retail business increased 14%.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the second quarter of 2010 was $91.8 million as compared to $71.9 million in the prior year’s second quarter. Of the overall $20.0 million increase over the prior year, $12.7 million was attributable to Tommy Hilfiger. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased $5.4 million, or 11% compared to the prior year’s second quarter, due primarily to strong performance across virtually all product categories, with jeans, underwear, fragrance, women’s sportswear and dresses performing particularly well.

Gross Profit on Total Revenue

Gross profit on total revenue in the second quarter of 2010 was $575.2 million, or 52.1% of total revenue, compared with $265.8 million, or 50.2% of total revenue in the second quarter of the prior year. Included in the second quarter’s 190 basis point increase is (i) a reduction of 340 basis points ($37.7 million), attributable to non-cash valuation amortization charges as a result of the Tommy Hilfiger acquisition; and (ii) an increase of 530 basis points over the prior year, primarily due to the effect of the following items:

•

An increase due to the acquisition of Tommy Hilfiger, as Tommy Hilfiger has a large international presence, and international businesses typically have higher gross margin percentages than domestic businesses. In addition, the majority of Tommy Hilfiger’s North America operations are comprised of its retail business and retail businesses typically have higher gross margin percentages than wholesale businesses.

•

More full-priced selling in our Heritage Brand and Calvin Klein businesses during the second quarter of 2010 as compared to the prior year’s second quarter.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the second quarter of 2010 increased $310.3 million to $524.6 million, or to 47.6% of total revenue, from $214.3 million, or 40.5% of total revenue, in the second quarter of the prior year. Included in the 710 basis point increase in SG&A expenses as a percentage of revenue over the prior year are $33.7 million, or 310 basis points, of transaction, restructuring and non-cash valuation amortization charges in connection with our acquisition and integration of Tommy Hilfiger. The non-cash valuation amortization charges relate to acquired order backlog and have an amortization period of six months. The remaining 400 basis point increase in SG&A expenses as a percentage of total revenue is principally attributable to our Tommy Hilfiger business, as Tommy Hilfiger has a large international presence and international businesses typically have higher SG&A expense percentages than domestic businesses. In addition, the majority of Tommy Hilfiger’s North America operations are comprised of its retail business and retail businesses typically have higher SG&A expense percentages than wholesale businesses. Also contributing to the SG&A expense percentage increase, to a lesser extent, is an increase in advertising expenses related to our Calvin Klein and heritage brands over the prior year.

Debt Extinguishment

We incurred a loss of $6.7 million during the second quarter of 2010 on the extinguishment of our 7 1/4% senior notes due 2011 and our 8 1/8% senior notes due 2013. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of the tender for, and redemption of, these notes.

Other Loss

We entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010 and entered into an additional foreign currency forward exchange contract to purchase €250.0 million during the second quarter of 2010. These contracts were entered into in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We settled the foreign currency forward exchange contracts on May 6, 2010 in connection with our completion of the acquisition. We recorded a pre-tax loss of $88.1 million during the second quarter of 2010 related to these contracts.

Interest Expense and Interest Income

Interest expense increased to $39.7 million in the second quarter of 2010 from $8.4 million in the second quarter of the prior year principally as a result of the issuance during the second quarter of 2010 of $600.0 million of 7 3/8% senior notes due 2020 and term loans of $1.9 billion borrowed under new credit facilities, the net proceeds of which were used in connection with the purchase of Tommy Hilfiger. We subsequently made a $100.0 million voluntary debt repayment on the term loans at the end of the second quarter of 2010. Interest income of $0.5 million in the second quarter of 2010 was relatively flat to the prior year’s second quarter amount of $0.4 million.

Income Taxes

The income tax rate for the second quarter of 2010 was 34.5% compared with last year’s second quarter rate of 38.9%. The decrease was due primarily to the impact of the non-deductibility of certain transaction costs associated with the Tommy Hilfiger acquisition. Non-deductible expenses cause the effective tax rate to decrease when there is a pre-tax loss, as was the case in the second quarter of 2010.

Twenty-Six Weeks Ended August 1, 2010 Compared With Twenty-Six Weeks Ended August 2, 2009

Net Sales

Net sales for the twenty-six weeks ended August 1, 2010 increased to $1,542.1 million as compared to $933.2 million in the twenty-six week period of the prior year. The increase of $609.0 million was due principally to the effect of the following items:

•

The addition of $256.1 million and $263.3 million of net sales attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, respectively, as a result of the acquisition of Tommy Hilfiger early in the second quarter of 2010.

•

The addition of $25.8 million of net sales, principally in the first quarter of the current year, attributable to growth in our Heritage Brand Wholesale Dress Furnishings and Heritage Brand Sportswear segments resulting from better performance across the majority of our heritage brands, with Van Heusen performing particularly well.

•

The addition of $21.6 million of net sales attributable to growth in our Heritage Brand Retail segment. This was primarily driven by an overall comparable store sales increase of 11%.

•

The addition of $39.7 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, which is comprised of our Calvin Klein dress furnishings, sportswear and outlet retail divisions. Comparable store sales in our Calvin Klein retail business increased 15%.

We currently estimate that our 2010 full year net sales will increase to a range of approximately $4.05 billion to $4.08 billion from $2.07 billion in the prior year, due primarily to the addition of net sales of approximately $1.77 billion to $1.79 billion from Tommy Hilfiger. Net sales in our Heritage Brand and Calvin Klein businesses are currently projected to increase 10% to 11% as compared to the prior year. Comparable store sales in our Heritage Brand and Calvin Klein retail businesses are currently projected to grow approximately 7% to 8% on a combined basis.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue for the twenty-six weeks ended August 1, 2010 was $180.2 million as compared to $153.6 million in the prior year’s twenty-six week period. Of the overall $26.6 million increase over the prior year, $12.7 million was attributable to Tommy Hilfiger. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased $11.3 million, or 11% as compared to the prior year’s twenty-six week period, due primarily to strong performance in fragrance, jeans, underwear, women’s sportswear and dresses.

We currently expect that total royalty, advertising and other revenue for the full year will increase to a range of approximately $385.0 million to $390.0 million for 2010 from $328.0 million in 2009. This increase is due principally to the addition of royalty revenue, beginning with the second quarter of 2010, attributable to the addition of Tommy Hilfiger, combined with growth within the Calvin Klein Licensing segment, as Calvin Klein royalty revenue is expected to increase 8% to 9% (9% to 10% on a constant currency basis) for the full year 2010.

Gross Profit on Total Revenue

Gross profit on total revenue for the twenty-six weeks ended August 1, 2010 was $892.3 million, or 51.8% of total revenue, compared with $537.6 million, or 49.5% of total revenue in the twenty-six week period of the prior year. Included in the 230 basis point increase in gross profit as a percentage of revenue over the prior year period is (i) a reduction of 220 basis points ($37.7 million), attributable to non-cash valuation amortization charges as a result of the Tommy Hilfiger acquisition; and (ii) an increase of 450 basis points over the prior year’s twenty-six week period, primarily due to the effect of the following items:

•

An increase due to the acquisition of Tommy Hilfiger, as Tommy Hilfiger has a large international presence and international businesses typically have higher gross margin percentages than domestic businesses. In addition, the majority of Tommy Hilfiger’s North America operations are comprised of its retail business and retail businesses typically have higher gross margin percentages than wholesale businesses.

•

More full-priced selling in our Heritage Brand and Calvin Klein businesses during the twenty-six weeks ended August 1, 2010 as compared to the prior year’s twenty-six week period.

We currently expect that the gross profit on total revenue percentage will increase significantly for the full year 2010 compared to the 2009 full year percentage of 49.3% due primarily to (i) the acquisition of Tommy Hilfiger, for the factors described immediately above; and (ii) more full-priced selling in our Heritage Brand and Calvin Klein businesses in 2010 as compared to 2009.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the twenty-six weeks ended August 1, 2010 increased $374.8 million to $811.8 million, or to 47.1% of total revenue, from $437.0 million, or 40.2% of total revenue, in the twenty-six week period of the prior year. Included in the 690 basis point increase in SG&A expenses as a percentage of total revenue over the prior year period are $85.3 million, or 500 basis points, of transaction, restructuring and non-cash valuation amortization charges in connection with our acquisition and integration of Tommy Hilfiger. The non-cash valuation amortization charges relate to acquired order backlog and have an amortization period of six months. The remaining 190 basis point increase is principally attributable to our Tommy Hilfiger business, as Tommy Hilfiger has a large international presence and international businesses typically have higher SG&A expense percentages than domestic businesses. In addition, the majority of Tommy Hilfiger’s North America operations are comprised of its retail businesses and retail businesses typically have higher SG&A expense percentages than wholesale businesses. Also contributing to the SG&A expense percentage increase, to a lesser extent, is an increase in advertising expenses related to our Calvin Klein and heritage brands over the prior year.

Our full year 2010 SG&A expenses as a percentage of total revenue is expected to increase significantly compared to the 2009 full year percentage of 39.1% principally as a result of one-time costs expected to be incurred in connection with the acquisition and integration of Tommy Hilfiger, as well as the other factors associated with the Tommy Hilfiger business described immediately above.

Debt Extinguishment

We incurred a loss of $6.7 million during the twenty-six weeks ended August 1, 2010 on the extinguishment of our 7 1/4% senior notes due 2011 and our 8 1/8% senior notes due 2013. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of the tender for, and redemption of, these notes.

Other Loss

We entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010, and entered into an additional foreign currency forward exchange contract to purchase €250.0 million during the second quarter of 2010. These contracts were entered into in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We settled the foreign currency forward exchange contracts on May 6, 2010 in connection with our completion of the acquisition. We recorded a pre-tax loss of $140.5 million during the twenty-six weeks ended August 1, 2010 related to these contracts.

Interest Expense and Interest Income

Interest expense increased to $48.1 million in the twenty-six weeks ended August 1, 2010 from $16.7 million in the twenty-six week period of the prior year principally as a result of the issuance during the second quarter of 2010 of $600.0 million of 7 3/8% senior notes due 2020 and term loans of $1.9 billion borrowed under new credit facilities, the net proceeds of which were used in connection with the purchase of Tommy Hilfiger. We made a $100.0 million voluntary debt repayment on the term loans at the end of the second quarter of 2010. Interest income of $0.6 million in the twenty-six weeks ended August 1, 2010 was relatively flat to the prior year’s twenty-six week period amount of $0.9 million.

Net interest expense for the full year 2010 is expected to increase to a range of $130.0 million to $132.0 million from $32.2 million in the prior year principally as a result of the issuance during the second quarter of 2010 of $600.0 million of 7 3/8% senior notes due 2020 and term loans of $1.9 billion borrowed under new credit facilities, the proceeds of which were used in connection with the purchase of Tommy Hilfiger. We made a $100.0 million voluntary debt repayment on the term loans at the end of the second quarter of 2010 and we currently plan on making approximately $300 million of additional repayments at the end of 2010. (Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.)

Income Taxes

The income tax rate for the twenty-six weeks ended August 1, 2010 was 28.0% compared with last year’s twenty-six week period rate of 39.5%. The decrease was due primarily to the impact of the non-deductibility of certain transaction costs associated with the Tommy Hilfiger acquisition. Non-deductible expenses cause the effective tax rate to decrease when there is a pre-tax loss, as was the case in the twenty-six weeks ended August 1, 2010.

We currently anticipate that our 2010 income tax rate will be between 55.0% and 56.0%, which compares with last year’s full year rate of 23.5%. The non-deductibility of certain transaction expenses in 2010, which decreased our effective tax rate during the twenty-six weeks ended August 1, 2010 when we experienced pre-tax losses, will increase our effective tax rate for the full year if we achieve pre-tax income, as is currently expected. Partially offsetting the impact of the non-deductible transaction expenses is the favorable impact from the expected earnings from our international Tommy Hilfiger business, a significant portion of which is subject to favorable tax rates, and which earnings are expected to be permanently reinvested outside the United States. It is possible that our estimated full year tax rate could change from the mix of international and domestic pre-tax earnings, or from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

The 2009 full year tax rate was favorably impacted by a settlement with the Internal Revenue Service relating to the audit of our Federal income tax returns for 2006 and 2007 and the effect of the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Operations

Cash provided by operating activities was $101.5 million in the twenty-six weeks ended August 1, 2010, which compares with $80.9 million in the twenty-six week period of the prior year. The factors that affect our cash provided by operating activities have been significantly impacted by the acquisition of Tommy Hilfiger. In the future, we expect that our cash provided by operating activities will generally increase by a significant amount as a result of the acquisition. The increase in the cash generated by operating activities will generally be used to pay down debt, as well as to fund additional capital spending needs due to the expansion of our businesses, most notably the Tommy Hilfiger business. In addition, the changes in the amount of cash provided and used related to our working capital will be more pronounced as a result of the Tommy Hilfiger acquisition.

Capital Expenditures

Our capital expenditures paid in cash in the twenty-six weeks ended August 1, 2010 were $29.0 million. We currently expect that capital expenditures will increase for the full year 2010 as a result of the Tommy Hilfiger acquisition and will be approximately $135 million. This compares to capital expenditures paid in cash for the full year 2009 of $23.9 million.

Contingent Purchase Price Payments

In connection with the acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales, as defined in the agreement (as amended) governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $21.5 million in the twenty-six weeks ended August 1, 2010. We currently expect that such payments will be $41.0 million to $43.0 million for the full year 2010.

Tommy Hilfiger Acquisition

We paid $2,483.3 million in cash and issued 8.0 million shares of our common stock, valued at $486.0 million, as consideration for the acquisition, for total consideration of approximately $3.0 billion. In addition, we entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010 and €250.0 million during the second quarter of 2010 in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We settled the foreign currency forward exchange contracts at a loss of $140.5 million on May 6, 2010 in connection with the completion of the acquisition.

We funded the cash portion and related costs of the Tommy Hilfiger acquisition with cash on hand and the net proceeds of the following activities: (i) the sale on April 28, 2010 of 5.8 million shares of our common stock; (ii) the issuances of an aggregate of 8,000 shares of Series A convertible preferred stock for an aggregate gross purchase price of $200.0 million; (iii) the issuance of $600.0 million of 7 3/8% senior notes due 2020; and (iv) the borrowing of $1.9 billion of term loans under new credit facilities. See the discussion below for further detail on these activities.

Tommy Hilfiger Handbag License Acquisition

On June 14, 2010, we entered into an agreement to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger branded handbags internationally. The effective date of the transfer of the rights is December 31, 2010. In connection with this transaction, we made a payment of $7.3 million to the licensee during the second quarter of 2010.

Series A Convertible Preferred Stock

On May 6, 2010, we sold an aggregate of 8,000 shares of Series A convertible preferred stock, par value $100.00 per share, for an aggregate gross purchase price of $200.0 million. We received net proceeds of $188.6 million in connection with this issuance, which were used in the second quarter of 2010 to fund a portion of the purchase price for the Tommy Hilfiger acquisition. The Series A convertible preferred stock has a liquidation preference of $25,000 per share and is currently convertible at a price of $47.74 into 4.2 million shares of common stock. The conversion price is subject to equitable adjustment in the event of us taking certain actions, including stock splits, stock dividends, mergers, consolidations or other capital reorganizations. The Series A convertible preferred stock is not redeemable, in whole or in part, at our option or that of any holder. The holders of the Series A convertible preferred stock are entitled to vote and participate in dividends with the holders of our common stock on an as-converted basis.

Common Stock Offering

We sold 5.8 million shares of our common stock on April 28, 2010 for an offering price of $66.50 per share before commissions and discounts to underwriters. We received net proceeds of $364.9 million in connection with this common stock offering, which were used in the second quarter of 2010 to fund a portion of the purchase price for the Tommy Hilfiger acquisition.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Our Series A convertible preferred stock participates in common stock dividends on an as-converted basis. Common stock dividends totaled $4.7 million in the twenty-six weeks ended August 1, 2010.

We project that cash common stock dividends in 2010 will be $10.0 million based on our current dividend rate, the number of shares of our common and preferred stock outstanding at August 1, 2010 and our estimates of common stock to be issued in 2010 under our stock incentive plans.

Financing Arrangements

Our capital structure as of August 1, 2010 was as follows:

(in millions)

Short-term borrowings	$ 4.6
Long-term debt	$ 2,491.6
Stockholders’ equity	$ 2,195.6

In addition, we had $475.3 million of cash and cash equivalents as of August 1, 2010.

Tender for and Redemption of 2011 Notes and 2013 Notes

We commenced tender offers on April 7, 2010 for (i) all of the $150.0 million outstanding principal amount of our notes due 2011; and (ii) all of the $150.0 million outstanding principal amount of our notes due 2013. The tender offers expired on May 4, 2010. On May 6, 2010, we accepted for purchase all of the notes tendered and made payment to tendering holders and called for redemption all of the balance of our outstanding 7 1/4% senior notes due 2011 and all of the balance of our outstanding 8 1/8% senior notes due 2013. The redemption prices of the notes due 2011 and 2013 were 100.000% and 101.354%, respectively, of the outstanding aggregate principal amount of the applicable note, plus accrued and unpaid interest thereon to the redemption date. As of May 6, 2010, we made an irrevocable cash deposit, including accrued and unpaid interest, to the trustee for the notes due 2011 and 2013. As a result, such indentures have been satisfied and effectively discharged as of May 6, 2010.

7 3/8% Senior Notes Due 2020

Our $600.0 million 7 3/8% senior notes, which we issued on May 6, 2010 under an indenture dated as of May 6, 2010, between us and U.S. Bank National Association, as trustee, are due May 15, 2020. Interest on the 7 3/8% notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2010.

We may redeem some or all of these notes on or after May 15, 2015 at specified redemption prices. We may redeem some or all of these notes at any time prior to May 15, 2015 by paying a “make whole” premium. In addition, we may also redeem up to 35% of these notes prior to May 15, 2013 with the net proceeds of certain equity offerings.

New Senior Secured Credit Facilities

Our new senior secured credit facility, which we entered into on May 6, 2010, consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Yen and Pound) revolving credit facilities. We borrowed $1.9 billion of term loans on May 6, 2010 and made a voluntary repayment of $100.0 million on these term loans during the second quarter of 2010. As of August 1, 2010, we had an aggregate of $1.8 billion of borrowings under the term loan facilities outstanding (based on the applicable exchange rates in effect on August 1, 2010). These new credit facilities provide for approximately $450 million of revolving credit facilities (based on the applicable exchange rates in effect on August 1, 2010), for which we had no revolving credit borrowings and $195.8 million of letters of credit outstanding as of August 1, 2010. The terms of each of the term loan A and B facilities contain a mandatory repayment schedule on a quarterly basis, such that the total annual repayments are as follows:

	Term Loan
	A	B

Originally borrowed on May 6, 2010, based on the applicable exchange rate at that date	$494,970	$1,384,910

Percentage required to be repaid for the annual period ending May 6:
2011	5%	1%
2012	10%	1%
2013	15%	1%
2014	25%	1%
2015	45%	1%
2016	-	95%

We currently plan on making approximately $300 million of additional repayments on these term loans at the end of 2010.

Additionally, in the event there is consolidated Excess Cash Flow, as defined in the agreement, for any fiscal year, we are required to prepay a percentage of such amount based on our Leverage Ratio, as calculated in accordance with the agreement. Such amount will be reduced by any repayments made during the preceding fiscal year.

All repayments made under the facilities are applied on a pro rata basis, determined by the amounts then outstanding under each of the United States dollar and Euro tranches of term loans A and B. In addition, we have the ability to prepay at any time the outstanding borrowings under the new senior secured credit facility without penalty (other than customary breakage costs).

The United States dollar-denominated borrowings under the senior secured credit facility bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate determined by reference to the higher of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1% and (iii) a one-month adjusted Eurocurrency rate plus 1% (provided, that, in the case of the term loan A and B facilities, in no event will the base rate be deemed to be less than 2.75%); or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the senior secured credit facility (provided, that, in the case of the term loan A and B facilities, in no event will the adjusted Eurocurrency rate be deemed to be less than 1.75%).

Canadian dollar-denominated borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a Canadian prime rate determined by reference to the greater of (i) the average of the rates of interest per annum equal to the per annum rate of interest quoted, published and commonly known in Canada as the “prime rate” or which Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian dollar bankers’ acceptances having a term of one month that appears on the Reuters Screen CDOR Page as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 1%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the senior secured credit facility.

The borrowings under the senior secured credit facility in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the senior secured credit facility (provided that, in the case of the term loan A and B facilities, in no event will the adjusted Eurocurrency rate be deemed to be less than 1.75%).

The initial applicable margins will be (a) in the case of the United States dollar-denominated term loan A facility and the United States dollar-denominated term loan B facility, 3.00% for adjusted Eurocurrency rate loans and 2.00% for base rate loans, as applicable, (b) in the case of the Euro-denominated term loan A facility and the Euro-denominated term loan B facility, 3.25% and (c) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 3.00% for adjusted Eurocurrency rate loans and 2.00% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 3.00% for adjusted Eurocurrency rate loans and 2.00% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 3.25%. After the date of delivery of the compliance certificate and financial statements with respect to our period ending January 30, 2011, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on our leverage ratio.

Our senior secured credit facility contains covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our obligations under our other outstanding debt. These covenants restrict our ability to, among other things:

•

incur or guarantee additional debt or extend credit;

•

pay dividends or make distributions on, or redeem or repurchase, our capital stock or certain other debt;

•

make other restricted payments, including investments;

•

dispose of assets;

•

engage in transactions with affiliates;

•

enter into agreements restricting our subsidiaries’ ability to pay dividends;

•

create liens on our assets or engage in sale/leaseback transactions; and

•

effect a consolidation or merger, or sell, transfer, lease all or substantially all of our assets.

In addition, our senior secured credit facility requires us to comply with certain financial covenants, including maximum leverage, minimum interest coverage and maximum capital expenditures. A breach of any of these operating or financial covenants would result in a default under our senior secured credit facility. If an event of default occurs and is continuing under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under the senior secured credit facility, together with accrued interest, to be immediately due and payable which would result in acceleration of our other debt. If we were unable to repay any such borrowings when due, the senior secured credit facility lenders could proceed against their collateral, which also secures some of our other indebtedness.

We are also subject to similar covenants and restrictions in connection with our long-term debt agreements.

Contractual Obligations

Our contractual cash obligations reflected in the contractual obligations table included in Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 have materially changed as a result of the acquisition of Tommy Hilfiger.

Our contractual cash obligations increased for principal and interest payments on the new debt issued in connection with financing the acquisition. Please refer to the discussion above in this “Liquidity and Capital Resources” section for a description of new debt obligations that were incurred in connection with financing the acquisition. As a result of Tommy Hilfiger’s large number of company-operated retail, office and warehouse locations worldwide, our contractual obligations have also increased for Tommy Hilfiger’s retail store, warehouse, showroom, office and equipment leases. We have increased our inventory purchase commitments and have also incurred severance payment obligations in connection with the acquisition of Tommy Hilfiger. In addition, as a result of the acquisition of Tommy Hilfiger, we have for certain members of Tommy Hilfiger’s senior management an unfunded non-qualified defined benefit pension plan.

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

Due to the above factors, our operating results for the twenty-six week period ended August 1, 2010 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents, short and long-term debt and foreign currency forward exchange contracts. Note 9, “Fair Value Measurements,” included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of August 1, 2010. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Due to the currently low rates of return we are receiving on our investments, the impact of a further decrease in short-term interest rates would not have a material impact on our interest income, while an increase in short-term interest rates could have a more material impact. Given our average balance of cash and cash equivalents during the first half of 2010, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.5 million annually. During the second quarter of 2010, we entered into a new senior secured credit facility, which consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Yen and Pound) revolving credit facilities. Due to the fact that, effective with the second quarter of 2010, certain of our debt is denominated in foreign currency, our interest expense in the future will be impacted by fluctuations in exchange rates. Borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. As such, effective with the second quarter of 2010, our new credit facilities expose us to market risk for changes in interest rates.

Our exposure to fluctuations in foreign currency exchange rates has increased significantly as a result of the acquisition of Tommy Hilfiger, as the Tommy Hilfiger business has a substantial international component. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Yen and the Canadian dollar, will have a significantly larger negative impact on our results of operations than prior to the acquisition of Tommy Hilfiger. Our Tommy Hilfiger business purchases the majority of the products that it sells in United States dollars, which exposes the international Tommy Hilfiger business to foreign exchange risk as the United States dollar fluctuates. As such, we currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with United States dollar denominated purchases by the Tommy Hilfiger business.

We are also exposed to market risk for changes in exchange rates for the United States dollar in connection with our licensing businesses, particularly our Calvin Klein businesses. Most of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. In addition, certain of our other foreign license agreements expose us to exchange rate changes up to the date we collect payment or convert local currency payments into United States dollars. As a result, during times of a strengthening United States dollar, our foreign royalty revenue will be adversely impacted, and during times of a weakening United States dollar, our foreign royalty revenue will be favorably impacted.

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

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 have materially changed as a result of the acquisition of Tommy Hilfiger. The risk factors that have been modified or added are set forth below.

Our level of debt could impair our financial condition.

In connection with the acquisition of Tommy Hilfiger, we borrowed term loans (of which $1.8 billion in principal amount is currently outstanding) under our senior secured credit facility and issued $600 million in high-yield notes. We also have $100 million of secured debentures outstanding. Our level of debt could have important consequences to investors, including:

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

•

placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, contributions to pension plans and general corporate requirements; and

•

with respect to any borrowings we make at variable interest rates, including under our revolving credit facility, leaving us vulnerable to increases in interest rates generally.

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

Tommy Hilfiger is party to a strategic alliance with Macy’s providing for the exclusive wholesale distribution in the United States of most men’s, women’s, women’s plus-size and children’s sportswear under the Tommy Hilfiger brand. The initial term of the agreement with Macy’s ends on January 30, 2011 and is renewable at the option of Macy’s for up to three renewal terms of three years, for a total possible term of approximately 12 years. Macy’s has notified Tommy Hilfiger of its desire to renew the agreement for a second three-year term and the parties are currently in discussion about expanding the scope of the agreement. Discussions are expected to be concluded shortly and an extension executed, although there can be no assurance that this will be the case. Prior to our acquisition of Tommy Hilfiger, Macy’s represented approximately 14% of Tommy Hilfiger’s North America revenue and 6% of its total revenue. As a result of this strategic alliance, the success of Tommy Hilfiger’s North American wholesale business is substantially dependent on this relationship and on Macy’s ability to maintain and increase sales of Tommy Hilfiger products. Upon the expiration of the initial term of the Macy’s agreement and each subsequent three-year term, Macy’s may be unwilling to renew the Macy’s agreement on favorable terms, or at all. In addition, our and Tommy Hilfiger’s United States wholesale businesses may be affected by any operational or financial difficulties that Macy’s experiences, including any deterioration in Macy’s overall ability to attract customer traffic or in its overall liquidity position.

Other than Tommy Hilfiger’s strategic alliance with Macy’s, we do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners, could substantially reduce our revenue and materially adversely affect our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes and we expect such changes to be ongoing. In addition, store closings by our customers decrease the number of stores carrying our apparel products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

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

•

continue to enter into new (or renew or extend existing) licensing agreements for the Calvin Klein and Tommy Hilfiger brands, both domestically and internationally; and

•

continue to strengthen and expand the Tommy Hilfiger North American business.

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

Our exposure to fluctuations in foreign currency exchange rates has increased significantly as a result of the acquisition of Tommy Hilfiger, as the Tommy Hilfiger business has a substantial international component. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Yen and the

Canadian dollar, will have a significantly larger negative impact on our results of operations than prior to the acquisition of Tommy Hilfiger. Our Tommy Hilfiger business purchases the majority of the products that it sells in United States dollars, which exposes the international Tommy Hilfiger business to foreign exchange risk as the United States dollar fluctuates. As such, we currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with United States dollar denominated purchases by the Tommy Hilfiger business.

We are also exposed to market risk for changes in exchange rates for the United States dollar in connection with our licensing businesses, particularly our Calvin Klein businesses. Most of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. In addition, certain of our other foreign license agreements expose us to exchange rate changes up to the date we collect payment or convert local currency payments into United States dollars. As a result, during times of a strengthening United States dollar, our foreign royalty revenue will be adversely impacted, and during times of a weakening United States dollar, our foreign royalty revenue will be favorably impacted.

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

Our Tommy Hilfiger business uses third parties to source the majority of its products from manufacturers. Prior to our acquisition of Tommy Hilfiger, Tommy Hilfiger outsourced approximately 81% of its sourcing functions to external buying offices. Tommy Hilfiger is a party to a non-exclusive buying agency agreement with Li & Fung Limited to carry out most of its sourcing work. Li & Fung is one of the world’s largest buying agencies for apparel and related goods and is Tommy Hilfiger’s largest buying office. Under the terms of the agreement, we are required to use Li & Fung for at least 54% of Tommy Hilfiger’s global sourcing needs. The buying agency agreement with Li & Fung is terminable by us upon 12 months’ prior notice for any reason, and is terminable by either party (i) upon six months’ prior notice in the event of a material breach by the other party and (ii) immediately upon the occurrence of certain bankruptcy or insolvency events relating to the other party. Tommy Hilfiger also uses other third-party buying offices for a portion of its sourcing and has retained a small in-house sourcing team. Any interruption in the operations of Li & Fung or Tommy Hilfiger’s other buying offices, or the failure of Li & Fung or Tommy Hilfiger’s other buying offices to perform effectively their services for Tommy Hilfiger, could result in material delays, reductions of shipments and increased costs. Furthermore, such events could harm Tommy Hilfiger’s wholesale and retail relationships. Although alternative sourcing companies exist, we may be unable to source Tommy Hilfiger products through other third parties, if at all, on terms commercially acceptable to us and on a timely basis. Any disruption in Tommy Hilfiger’s relationship with its buying offices or their businesses, particularly Li & Fung, could have a material adverse effect on our cash flows, business, financial condition and results of operations.

A significant portion of our revenue is dependent on royalties and licensing.

Royalty, advertising and other revenue from Calvin Klein’s three largest licensing partners accounted for approximately 67% of its royalty, advertising and other revenue in 2009. Prior to our acquisition of Tommy Hilfiger, royalty, advertising and other revenue from Tommy Hilfiger’s three largest licensing partners accounted for approximately 35% of its royalty, advertising and other revenue. We also derive licensing revenue from our Van Heusen, IZOD, Bass, G.H. Bass & Co. and ARROW brand names, as well as from the sublicensing of Geoffrey Beene. The operating profit associated with our royalty, advertising and other revenue is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant licensing partner, whether due to the termination or expiration of the relationship, the cessation of the licensing partner’s operations or otherwise (including as a result of financial difficulties of the partner), without an equivalent replacement, could materially affect our profitability.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	(a) Total	(b) Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased(1)	(or Unit)(1)	or Programs	Plans or Programs

May 3, 2010 -
May 30, 2010	81,566	65.10	-	-

May 31, 2010 -
July 4, 2010	242	53.87	-	-

July 5, 2010 -
August 1, 2010	518	49.16	-	-

Total	82,326	$64.97	-	-

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. 13,834 shares shown in this table were withheld during the second quarter of 2010 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. The remaining shares were withheld to satisfy the exercise price of certain warrants that were exercised during 2010.

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

4.7

First Supplemental Indenture to 7 1/4% Senior Notes Due May 1, 2011, dated as of April 20, 2010, to Indenture, dated as of February 18, 2004, between Phillips-Van Heusen Corporation and U.S. Bank National Association (as successor to SunTrust Bank, the Predecessor Trustee), as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2010).

4.8

First Supplemental Indenture to 8 1/8% Senior Notes Due May 1, 2013, dated as of April 20, 2010, to Indenture, dated as of May 5, 2003, between Phillips-Van Heusen Corporation and U.S. Bank National Association (as successor to SunTrust Bank, the Predecessor Trustee), as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2010).

4.9

Securities Purchase Agreement, dated as of March 15, 2010, by and among Phillips-Van Heusen Corporation, LNK Partners, L.P. and LNK Partners (Parallel), L.P. (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2010).

4.10

Securities Purchase Agreement, dated as of March 15, 2010, by and between Phillips-Van Heusen Corporation and MSD Brand Investments, LLC (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2010).

+4.11

Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, Tommy Hilfiger Holding S.a.r.l, Stichting Administratiekantoor Elmira, Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII, L.P.

+ 4.12

Amendment to Stockholders Agreement, dated as of June 8, 2010 to Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, Tommy Hilfiger Holding S.a.r.l, Stichting Administratiekantoor Elmira, Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII, L.P.

+ 4.13	Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, LNK Partners, L.P. and LNK Partners (Parallel), L.P.

+ 4.14	Stockholder Agreement, dated as of May 6, 2010, by and between Phillips-Van Heusen Corporation and MSD Brand Investments, LLC.

+ 4.15	Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and U.S. Bank National Association, as Trustee.

+ 4.16	Third Supplemental Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee.

+10.1

Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent.

+10.2

First Amendment to Credit and Guaranty Agreement, dated as of July 26, 2010 to Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent.

+10.3	Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of June 24, 2010.

+10.4	Schedule of Non-Management Directors’ Fees, effective June 24, 2010.

+10.5

Second Amended and Restated Revolving Credit Agreement, dated as of July 10, 2007, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com inc., G.H. Bass Franchises Inc., CD Group Inc., PVH CK Stores, Inc., PVH Ohio, Inc., PVH Michigan, Inc., PVH Pennsylvania, Inc., PVH Wholesale New Jersey, Inc., PVH Retail Management Company, PVH Superba/Insignia Neckwear, Inc. and the lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Joint Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank, National Association, as Co-Documentation Agent, and The CIT Group/Commercial Services, Inc., as Co-Documentation Agent.

+10.6	Second Amendment to Second Amended and Restated Employment Agreement, dated as of May 27, 2010, between Phillips-Van Heusen Corporation and Emanuel Chirico.

+15	Acknowledgement of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+	Filed herewith.

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

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  September 10, 2010

/s/ BRUCE GOLDSTEIN
Bruce Goldstein
Senior Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit

Description

4.11

Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, Tommy Hilfiger Holding S.a.r.l, Stichting Administratiekantoor Elmira, Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII, L.P.

4.12

Amendment to Stockholders Agreement, dated as of June 8, 2010 to Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, Tommy Hilfiger Holding S.a.r.l, Stichting Administratiekantoor Elmira, Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII, L.P.

4.13	Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, LNK Partners, L.P. and LNK Partners (Parallel), L.P.

4.14	Stockholder Agreement, dated as of May 6, 2010, by and between Phillips-Van Heusen Corporation and MSD Brand Investments, LLC.

4.15	Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and U.S. Bank National Association, as Trustee.

4.16	Third Supplemental Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee.

10.1

Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent.

10.2

First Amendment to Credit and Guaranty Agreement, dated as of July 26, 2010 to Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent.

10.3	Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of June 24, 2010.

10.4	Schedule of Non-Management Directors’ Fees, effective June 24, 2010.

10.5

Second Amended and Restated Revolving Credit Agreement, dated as of July 10, 2007, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com inc., G.H. Bass Franchises Inc., CD Group Inc., PVH CK Stores, Inc., PVH Ohio, Inc., PVH Michigan, Inc., PVH Pennsylvania, Inc., PVH Wholesale New Jersey, Inc., PVH Retail Management Company, PVH Superba/Insignia Neckwear, Inc. and the lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Joint Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank, National Association, as Co-Documentation Agent, and The CIT Group/Commercial Services, Inc., as Co-Documentation Agent.

10.6	Second Amendment to Second Amended and Restated Employment Agreement, dated as of May 27, 2010, between Phillips-Van Heusen Corporation and Emanuel Chirico.

15	Acknowledgement of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.