Form 10-Q/A
period 2010-08-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 2010-10-06
CIK 78239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Phillips-Van Heusen Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2010, filed with the Securities and Exchange Commission on September 10, 2010 (the “Form 10-Q”), is to (i) furnish the interactive data files set forth in Exhibit 101 as required by Rule 405 of Regulation S-T and (ii) replace the agreements filed as Exhibit 10.1 and 10.5 to the Form 10-Q.

Exhibits 10.1 and 10.5 to this Form 10-Q/A consist of the Credit and Guaranty Agreement (the “New Credit Agreement”), dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent; and the Second Amended and Restated Revolving Credit Agreement (the “Old Credit Agreement”), dated as of July 10, 2007, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com inc., G.H. Bass Franchises Inc., CD Group Inc., PVH CK Stores, Inc., PVH Ohio, Inc., PVH Michigan, Inc., PVH Pennsylvania, Inc., PVH Wholesale New Jersey, Inc., PVH Retail Management Company, PVH Superba/Insignia Neckwear, Inc. and the lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Joint Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank, National Association, as Co-Documentation Agent, and The CIT Group/Commercial Services, Inc., as Co-Documentation Agent, respectively.  The copies of the New Credit Agreement and Old Credit Agreement filed herewith include all schedules and exhibits to such agreements, except as discussed below.  Prior filings of these agreements omitted all schedules.  Certain portions of the schedules to each agreement filed herewith are redacted and are subject to an application for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the filing of this Form 10-Q/A and pursuant to the rules of the Securities and Exchange Commission, we are including with this Form 10-Q/A currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of September 10, 2010 and has not been updated to reflect events occurring subsequent to the original filing date. As provided in Rule 406T of Regulation S-T, the interactive data files set forth in Exhibit 101 are deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6 – EXHIBITS

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

*4.11

Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, Tommy Hilfiger Holding S.a.r.l, Stichting Administratiekantoor Elmira, Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII, L.P.

*4.12

Amendment to Stockholders Agreement, dated as of June 8, 2010 to Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, Tommy Hilfiger Holding S.a.r.l, Stichting Administratiekantoor Elmira, Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII, L.P.

*4.13	Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, LNK Partners, L.P. and LNK Partners (Parallel), L.P.

*4.14	Stockholder Agreement, dated as of May 6, 2010, by and between Phillips-Van Heusen Corporation and MSD Brand Investments, LLC.

*4.15	Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and U.S. Bank National Association, as Trustee.

*4.16	Third Supplemental Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee.

±10.1

Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent.**

*10.2

First Amendment to Credit and Guaranty Agreement, dated as of July 26, 2010 to Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent.

*10.3	Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of June 24, 2010.

*10.4	Schedule of Non-Management Directors’ Fees, effective June 24, 2010.

±10.5

Second Amended and Restated Revolving Credit Agreement, dated as of July 10, 2007, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com inc., G.H. Bass Franchises Inc., CD Group Inc., PVH CK Stores, Inc., PVH Ohio, Inc., PVH Michigan, Inc., PVH Pennsylvania, Inc., PVH Wholesale New Jersey, Inc., PVH Retail Management Company, PVH Superba/Insignia Neckwear, Inc. and the lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Joint Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank, National Association, as Co-Documentation Agent, and The CIT Group/Commercial Services, Inc., as Co-Documentation Agent.**

*10.6	Second Amendment to Second Amended and Restated Employment Agreement, dated as of May 27, 2010, between Phillips-Van Heusen Corporation and Emanuel Chirico.

*15	Acknowledgement of Independent Registered Public Accounting Firm.

±31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

±31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

±+101.INS	XBRL Instance Document

±+101.SCH	XBRL Taxonomy Extension Schema Document

±+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

±+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

±+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

±+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

± Filed or furnished herewith.

* Filed as Exhibit to the Company’s Form 10-Q filed with the Securities Exchange Commission on September 10, 2010.

** Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+ As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  October 6, 2010

/s/ BRUCE GOLDSTEIN
Bruce Goldstein
Senior Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit	Description

10.1

Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent.*

10.5

Second Amended and Restated Revolving Credit Agreement, dated as of July 10, 2007, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com inc., G.H. Bass Franchises Inc., CD Group Inc., PVH CK Stores, Inc., PVH Ohio, Inc., PVH Michigan, Inc., PVH Pennsylvania, Inc., PVH Wholesale New Jersey, Inc., PVH Retail Management Company, PVH Superba/Insignia Neckwear, Inc. and the lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Joint Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank, National Association, as Co-Documentation Agent, and The CIT Group/Commercial Services, Inc., as Co-Documentation Agent.*

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.