Form 10-Q/A
period 2010-08-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 2010-10-29
CIK 78239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to Phillips-Van Heusen Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2010, filed with the Securities and Exchange Commission on September 10, 2010 (the “Form 10-Q”), is to replace the agreement filed as Exhibit 10.1 to the Form 10-Q.

Exhibit 10.1 to this Form 10-Q/A consists of the Credit and Guaranty Agreement (the “New Credit Agreement”), dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent.  The copy of the New Credit Agreement filed herewith includes all schedules and exhibits to such agreement, except as discussed below.  The immediately prior filing of the New Credit Agreement was as an Exhibit to Amendment No. 1 to Phillips-Van Heusen Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2010 and inadvertently omitted exhibits G and H thereto.  Certain portions of the schedules to the New Credit Agreement are redacted and are subject to an application for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, made to the Securities and Exchange Commission on October 6, 2010.

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

±10.1

Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent.***

*10.2

First Amendment to Credit and Guaranty Agreement, dated as of July 26, 2010 to Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent.

*10.3	Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of June 24, 2010.

*10.4	Schedule of Non-Management Directors’ Fees, effective June 24, 2010.

**10.5

Second Amended and Restated Revolving Credit Agreement, dated as of July 10, 2007, among Phillips-Van Heusen Corporation, The IZOD Corporation, PVH Wholesale Corp., PVH Retail Corp., izod.com inc., G.H. Bass Franchises Inc., CD Group Inc., PVH CK Stores, Inc., PVH Ohio, Inc., PVH Michigan, Inc., PVH Pennsylvania, Inc., PVH Wholesale New Jersey, Inc., PVH Retail Management Company, PVH Superba/Insignia Neckwear, Inc. and the lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Joint Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent, SunTrust Bank, as Co-Syndication Agent, Wachovia Bank, National Association, as Co-Documentation Agent, and The CIT Group/Commercial Services, Inc., as Co-Documentation Agent.***

*10.6	Second Amendment to Second Amended and Restated Employment Agreement, dated as of May 27, 2010, between Phillips-Van Heusen Corporation and Emanuel Chirico.

*15	Acknowledgement of Independent Registered Public Accounting Firm.

±31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

±31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

**+101.INS	XBRL Instance Document

**+101.SCH	XBRL Taxonomy Extension Schema Document

**+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

± Filed or furnished herewith.

* Filed as Exhibit to the Company’s Form 10-Q filed with the Securities Exchange Commission on September 10, 2010.

** Filed as Exhibit to the Company’s Form 10-Q/A filed with the Securities Exchange Commission on October 6, 2010.

*** Certain Confidential Information contained in this Exhibit was omitted by means of redacting portions of the text and replacing each of the redacted portions with an asterisk. A complete copy of this Exhibit has been previously filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

Dated:  October 29, 2010

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

* Certain Confidential Information contained in this Exhibit was omitted by means of redacting portions of the text and replacing each of the redacted portions with an asterisk. A complete copy of this Exhibit has been previously filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.