Form 10-Q
period 2010-10-31
PHILLIPS VAN HEUSEN CORP /DE/
filed 2010-12-09
CIK 78239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of November 30, 2010 was 67,034,788.

PHILLIPS-VAN HEUSEN CORPORATION

INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of October 31, 2010, January 31, 2010 and November 1, 2009	2

Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 31, 2010
and November 1, 2009	3

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 31, 2010 and
November 1, 2009	4

Notes to Consolidated Financial Statements	5-27

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-38

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	38

Item 4 - Controls and Procedures	38

PART II -- OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6 - Exhibits	39-41

Signatures	42

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Phillips-Van Heusen Corporation

We have reviewed the consolidated balance sheets of Phillips-Van Heusen Corporation as of October 31, 2010 and November 1, 2009, the related consolidated statements of operations for the thirteen and thirty-nine week periods ended October 31, 2010 and November 1, 2009 and the related consolidated statements of cash flows for the thirty-nine week periods ended October 31, 2010 and November 1, 2009. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

New York, New York

December 9, 2010

Phillips-Van Heusen Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	October 31,	January 31,	November 1,
	2010	2010	2009
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$ 491,437	$ 480,882	$ 356,614
Trade receivables, net of allowances for doubtful accounts of $12,206, $7,224 and $9,951	541,554	188,844	272,098
Other receivables	17,456	7,759	10,329
Inventories, net	687,114	263,788	281,856
Prepaid expenses	94,751	41,038	21,111
Other, including deferred taxes of $47,022, $5,621 and $10,049	82,267	12,572	15,786
Total Current Assets	1,914,579	994,883	957,794
Property, Plant and Equipment, net	399,461	167,474	172,115
Goodwill	1,752,417	419,179	407,690
Tradenames	2,360,307	621,135	621,135
Perpetual License Rights	86,000	86,000	86,000
Other Intangibles, net	177,526	32,056	32,926
Other Assets, including deferred taxes of $78,655, $0 and $0	199,249	18,952	26,325
Total Assets	$ 6,889,539	$ 2,339,679	$ 2,303,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 307,743	$ 108,494	$ 101,391
Accrued expenses	506,929	215,413	222,456
Deferred revenue	41,286	38,974	32,447
Total Current Liabilities	855,958	362,881	356,294
Long-Term Debt	2,523,916	399,584	399,580
Other Liabilities, including deferred taxes of $612,072, $176,449 and $181,921	1,094,507	408,661	404,659

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized (142,000; 150,000 and 150,000 shares undesignated); no undesignated shares issued	-	-	-
Series A convertible preferred stock, par value $100 per share; 8,000 total shares authorized, issued and outstanding as of October 31, 2010	188,595	-	-
Common stock, par value $1 per share; 240,000,000 shares authorized; 67,108,812; 57,139,230 and 56,961,800 shares issued	67,109	57,139	56,962
Additional capital - common stock	1,286,480	596,344	586,496
Retained earnings	787,471	796,282	771,224
Accumulated other comprehensive income (loss)	96,250	(80,448)	(70,495)
Less: 168,856; 5,236,818 and 5,236,140 shares of common stock held in treasury, at cost	(10,747)	(200,764)	(200,735)
Total Stockholders’ Equity	2,415,158	1,168,553	1,143,452
Total Liabilities and Stockholders’ Equity	$ 6,889,539	$ 2,339,679	$ 2,303,985

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Operations

Unaudited

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009

Net sales	$1,388,674	$ 603,616	$2,930,801	$1,536,771
Royalty revenue	94,133	70,600	227,098	182,089
Advertising and other revenue	33,612	23,224	80,832	65,288
Total revenue	1,516,419	697,440	3,238,731	1,784,148

Cost of goods sold	722,952	359,766	1,552,990	908,892

Gross profit	793,467	337,674	1,685,741	875,256

Selling, general and administrative expenses	615,176	247,238	1,427,013	684,257

Debt extinguishment costs	-	-	6,650	-

Other loss	-	-	140,490	-

Income before interest and taxes	178,291	90,436	111,588	190,999

Interest expense	41,734	8,370	89,822	25,114
Interest income	509	237	1,097	1,136

Income before taxes	137,066	82,303	22,863	167,021

Income tax expense (benefit)	56,334	(1,316)	24,331	32,134

Net income (loss)	$ 80,732	$ 83,619	$ (1,468)	$ 134,887

Basic net income (loss) per common share	$ 1.15	$ 1.62	$ (0.03)	$ 2.61

Diluted net income (loss) per common share	$ 1.12	$ 1.58	$ (0.03)	$ 2.58

Dividends declared per common share	$ 0.0375	$ 0.0375	$ 0.1125	$ 0.1125

See accompanying notes.

Phillips-Van Heusen Corporation

Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2010	2009
OPERATING ACTIVITIES
Net (loss) income	$ (1,468)	$ 134,887
Adjustments to reconcile to net cash provided by operating activities:
Losses on settlement of derivative instruments related to the acquisition of Tommy Hilfiger	140,490	-
Depreciation and amortization	113,610	37,696
Deferred taxes	(1,434)	1,534
Stock-based compensation expense	23,050	9,369
Impairment of long-lived assets	2,558	7,290
Debt extinguishment costs	6,650	-

Changes in operating assets and liabilities:
Trade receivables, net	(206,464)	(84,456)
Inventories, net	(137,116)	2,700
Accounts payable, accrued expenses and deferred revenue	173,185	5,409
Prepaid expenses	(30,915)	14,169
Other, net	54,198	(47,470)
Net cash provided by operating activities	136,344	81,128

INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(2,492,816)	(5,699)
Purchase of property, plant and equipment	(55,399)	(19,395)
Contingent purchase price payments	(29,829)	(25,668)
Losses on settlement of derivative instruments related to the acquisition of Tommy Hilfiger	(140,490)	-
Net cash used by investing activities	(2,718,534)	(50,762)

FINANCING ACTIVITIES(1)
Net proceeds from common stock offering	364,860	-
Net proceeds from preferred stock issuance	188,595	-
Net proceeds from issuance of debt	584,534	-
Net proceeds from credit facilities	1,824,475	-
Extinguishment of debt	(303,645)	-
Repayment of credit facilities	(100,000)	-
Net proceeds from settlement of awards under stock plans	20,330	3,769
Excess tax benefits from awards under stock plans	7,759	529
Cash dividends	(7,343)	(5,846)
Acquisition of treasury shares	(2,478)	(371)
Net cash provided (used) by financing activities	2,577,087	(1,919)

Effect of exchange rate changes on cash and cash equivalents	15,658	-

Increase in cash and cash equivalents	10,555	28,447

Cash and cash equivalents at beginning of period	480,882	328,167

Cash and cash equivalents at end of period	$ 491,437	$ 356,614

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

The results of operations for the thirteen and thirty-nine weeks ended October 31, 2010 and November 1, 2009 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

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

3.  ACQUISITIONS

Acquisition of Tommy Hilfiger

The Company acquired on May 6, 2010 all of the outstanding equity interests of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”). The results of Tommy Hilfiger’s operations have been included in the Company’s consolidated financial statements since that date. Tommy Hilfiger designs, sources and markets men’s and women’s sportswear and activewear, jeanswear and other products worldwide and licenses its brands worldwide over a broad range of products.

The Company believes Tommy Hilfiger’s established international platform in Europe will be a strategic complement to the Company’s strong North American presence and provides the Company with the resources and expertise needed to grow its heritage brands and businesses internationally.

Fair Value of the Acquisition Consideration

The acquisition date fair value of the consideration paid at closing, based on applicable exchange rates in effect on the closing date, totaled $2,961,074, which consisted of the following:

Cash	$2,485,467
Common stock (7,873 shares, par value $1.00 per share)	475,607
Total fair value of the acquisition consideration	$2,961,074

The fair value of the 7,873 common shares issued was equal to the aggregate value of the shares at the closing market price of the Company’s common stock on May 5, 2010, the day prior to the closing. The value is not the same as the value of the shares as determined pursuant to the acquisition agreement, due to the fluctuation in the market price of the Company’s common stock between the date of the acquisition agreement and the date of the acquisition closing.

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

The Company incurred certain pre-tax costs directly associated with the acquisition, totaling approximately $61,000, which are included within selling, general and administrative expenses in its financial statements. The Company also recorded a loss of $140,490 during the thirty-nine weeks ended October 31, 2010 associated with hedges against the Euro to United States dollar exchange rate relating to the purchase price. The Company incurred costs totaling $28,920 associated with the issuance of the common and preferred shares related to the acquisition, which were deducted from the recognized proceeds of issuance within stockholders’ equity. The Company incurred costs totaling $70,871 associated with the issuance of debt related to the acquisition, which will be amortized over the term of the related debt agreement.

Tommy Hilfiger had total revenue of $1,240,572 and net income, after non-cash valuation amortization charges and transaction and integration costs, of $31,840 for the period from the date of acquisition through October 31, 2010. These amounts are included in the Company’s results of operations for the thirteen and thirty-nine week periods then ended.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations as if the acquisition and the related financing transactions had occurred on February 2, 2009 (the first day of its fiscal year ended January 31, 2010) instead of on May 6, 2010. The pro forma results were calculated applying the Company’s accounting policies and reflect: (i) the impact on depreciation and amortization based on what would have been charged related to the fair value adjustments to Tommy Hilfiger’s property, plant and equipment and the intangible assets recorded in connection with the acquisition; (ii) the impact on interest expense and interest income resulting from changes to the Company’s capital structure in connection with the acquisition; (iii) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; and (iv) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Tommy Hilfiger. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on February 2, 2009, nor are they indicative of the future operating results of the combined company.

	Pro Forma Thirteen Weeks Ended		Pro Forma Thirty-Nine Weeks Ended
	10/31/10	11/1/09	10/31/10	11/1/09

Total revenue	$1,516,419	$1,308,217	$3,884,615	$3,465,270
Net income	113,267	55,878	228,061	59,399

Allocation of the Acquisition Consideration

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Trade receivables	$ 133,203
Inventories	273,762
Prepaid expenses	24,029
Other current assets	103,509
Property, plant and equipment	238,026
Goodwill	1,193,939
Tradenames	1,635,417
Other intangibles	172,069
Other assets	116,807
Accounts payable	91,436
Accrued expenses	200,737
Other liabilities	637,514

The Company is still in the process of valuing the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to change.

In connection with the acquisition, the Company recorded goodwill of $1,193,939, which was assigned to the Company’s Tommy Hilfiger North America and Tommy Hilfiger International segments (See Note 15, “Segment Data”) in the amounts of $143,273 and $1,050,666, respectively. None of the goodwill is expected to be deductible for tax purposes. The Company also recorded other intangible assets of $1,807,486, which included customer relationships of $138,724, covenants not to compete of $1,527 and order backlog of $31,818, which are all amortizable, as well as indefinitely-lived tradenames of $1,635,417.

Acquisition of Tommy Hilfiger Handbag License

On June 14, 2010, the Company entered into an agreement to reacquire from a licensee, prior to the expiration of the license, the rights to distribute internationally Tommy Hilfiger brand handbags. The effective date of the transfer of the rights is December 31, 2010. In connection with this transaction, the Company made a payment of $7,349, based on the applicable exchange rate in effect on the acquisition date, to the licensee during the second quarter of 2010.

The transaction is being accounted for as a business combination. The Company’s preliminary assessment of the assets to be acquired by the Company on December 31, 2010 is that no amortizable intangible assets will be acquired. Until a complete allocation of the purchase price is finalized, the Company has classified the entire purchase price as goodwill.

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

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the period ended October 31, 2010, by segment, were as follows:

	Heritage
	Brand	Heritage		Tommy
	Wholesale	Brand		Hilfiger	Tommy
	Dress	Wholesale	Calvin Klein	North	Hilfiger
	Furnishings	Sportswear	Licensing	America	International	Total

Balance as of January 31, 2010
Goodwill, gross	$ 74,932	$ 84,553	$ 259,694	$ -	$ -	$ 419,179
Accumulated impairment losses	-	-	-	-	-	-
Goodwill, net	74,932	84,553	259,694	-	-	419,179
Contingent purchase price payments to
Mr. Calvin Klein	-	-	32,022	-	-	32,022
Goodwill from acquisition of
Tommy Hilfiger	-	-	-	143,273	1,050,666	1,193,939
Goodwill from acquisition of
Tommy Hilfiger handbag license	-	-	-	-	7,349	7,349
Currency translation	(34)	-	(27)	-	99,989	99,928
Balance as of October 31, 2010	74,898	84,553	291,689	143,273	1,158,004	1,752,417
Goodwill, gross
Accumulated impairment losses	-	-	-	-	-	-
Goodwill, net	$ 74,898	$ 84,553	$ 291,689	$ 143,273	$1,158,004	$1,752,417

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

The Company’s intangible assets subject to amortization consisted of the following:

	Customer Relationships
	Gross
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net

Balance as of January 31, 2010	$ 35,507	$ (7,299)	$ -	$ 28,208
Amount recorded in connection with the acquisition of Tommy Hilfiger	138,724	-	-	138,724
Amortization	-	(6,488)	-	(6,488)
Currency translation	-	-	12,601	12,601
Balance as of October 31, 2010	$ 174,231	$ (13,787)	$ 12,601	$ 173,045

	Covenants Not to Compete
	Gross
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net

Balance as of January 31, 2010	$ 600	$ (420)	$ -	$ 180
Amount recorded in connection with the acquisition of Tommy Hilfiger	1,527	-	-	1,527
Amortization	-	(432)	-	(432)
Currency translation	-	-	113	113
Balance as of October 31, 2010	$ 2,127	$ (852)	$ 113	$ 1,388

	Order Backlog
	Gross
	Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Net

Balance as of January 31, 2010	$ -	$ -	$ -	$ -
Amount recorded in connection with the acquisition of Tommy Hilfiger	31,818	-	-	31,818
Amortization	-	(32,287)	-	(32,287)
Currency translation	-	-	469	469
Balance as of October 31, 2010	$ 31,818	$ (32,287)	$ 469	$ -

License Rights
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Balance as of January 31, 2010	$ 5,007	$ (1,339)	$ 3,668
Amortization	-	(575)	(575)
Balance as of October 31, 2010	$ 5,007	$ (1,914)	$ 3,093

Customer relationships recorded in connection with the acquisition of Tommy Hilfiger are amortized principally over 15 years from the date of acquisition. Covenants not to compete in connection with the Tommy Hilfiger acquisition are amortized over two years from the date of acquisition. Order backlog in connection with the Tommy Hilfiger acquisition is amortized over six months from the date of acquisition. As of October 31, 2010, the weighted average life of the amortizable intangible assets recorded in connection with the acquisition of Tommy Hilfiger was 14.4 years.

Customer relationships and license rights recorded as of January 31, 2010 are amortized principally over 15 years from the date of the related acquisition. Covenants not to compete recorded as of January 31, 2010 are amortized over ten years from the date of acquisition.

As of October 31, 2010, accumulated amortization for other intangible assets was $48,840.

Amortization expense, a portion of which is subject to exchange rate fluctuation, for the remainder of 2010 and the next five years thereafter related to the Company’s intangible assets is expected to be as follows:

Remainder of 2010	$ 3,503
2011	13,659
2012	13,032
2013	12,764
2014	12,764
2015	12,764

The Company’s intangible assets not subject to amortization consisted of the following:

		Perpetual
	Tradenames	License Rights	Total
Balance as of January 31, 2010	$ 621,135	$ 86,000	$ 707,135
Amount recorded in connection with the acquisition of Tommy Hilfiger	1,635,417	-	1,635,417
Currency translation	103,755	-	103,755
Balance as of October 31, 2010	$ 2,360,307	$ 86,000	$ 2,446,307

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

As a result of the Company’s acquisition of Tommy Hilfiger, the Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan (“SERP Plan”), which is a non-qualified unfunded supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits.

In addition to the defined benefit pension plans described above, the Company has a capital accumulation program (“CAP Plan”), which is an unfunded non-qualified supplemental defined benefit plan covering four current and 16 retired executives resident in the United States. Under the individual participants’ CAP Plan agreements, the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the CAP Plan for at least 10 years and has attained age 55.

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

Net benefit cost related to the Company’s pension plans was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/10	11/1/09	10/31/10	11/1/09

Service cost, including plan expenses	$ 2,379	$ 1,910	$ 7,137	$ 5,728
Interest cost	4,461	4,234	13,383	12,702
Amortization of net loss	1,895	583	5,685	1,753
Expected return on plan assets	(4,993)	(4,899)	(14,978)	(15,021)
Amortization of prior service credit	(15)	(7)	(46)	(22)
Total	$ 3,727	$ 1,821	$ 11,181	$ 5,140

Net benefit cost related to the CAP Plan and SERP Plan was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/10	11/1/09	10/31/10	11/1/09

Service cost, including plan expenses	$ 23	$ 18	$ 68	$ 53
Interest cost	463	235	1,159	723
Amortization of net gain	-	(7)	-	(25)
Total	$ 486	$ 246	$ 1,227	$ 751

Net benefit cost related to the Company’s postretirement health plan was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/10	11/1/09	10/31/10	11/1/09

Interest cost	$ 273	$ 364	$ 818	$1,094
Amortization of net loss	-	65	-	194
Amortization of prior service credit	(204)	(204)	(613)	(613)
Total	$ 69	$ 225	$ 205	$ 675

6.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/10	11/1/09	10/31/10	11/1/09

Net income (loss)	$ 80,732	$83,619	$ (1,468)	$134,887
Foreign currency translation adjustments, net of
tax expense of $735; $312; $113 and $1,048	129,660	514	183,997	1,724
Change related to retirement and benefit plan
costs, net of tax expense of $634; $163; $1,901
and $486	1,042	267	3,125	801
Unrealized losses on derivative financial
instruments, net of tax benefit (expense) of $63;
$0; $(324) and $0	(8,166)	-	(10,424)	-
Comprehensive income	$203,268	$84,400	$175,230	$137,412

7.  DEBT

Short-Term Borrowings

One of the Company’s subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of ¥600,000 (approximately $7,500 based on the Yen to United States dollar exchange rate in effect on October 31, 2010) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.20%. Such facility matures on May 31, 2011. There were no borrowings outstanding under this facility as of October 31, 2010.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	10/31/10	11/1/09

Senior secured term loan A facility due 2015	$ 479,737	$ -
Senior secured term loan B facility due 2016	1,344,582	-
7 3/8% senior unsecured notes due 2020	600,000	-
7 3/4% debentures due 2023	99,597	99,580
7 1/4% senior unsecured notes due 2011	-	150,000
8 1/8% senior unsecured notes due 2013	-	150,000
Total	$2,523,916	$ 399,580

Senior Secured Credit Facilities

On May 6, 2010, the Company entered into a new senior secured credit facility, which consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. These credit facilities provide for borrowings equal to an aggregate of approximately $2,385,000 (based on applicable exchange rates in effect on October 31, 2010), consisting of (i) an aggregate of approximately $1,925,000 of term loan facilities, which had been borrowed in full at May 6, 2010 and for which the Company made repayments of $100,000 during the second quarter of 2010; and (ii) approximately $460,000 of revolving credit facilities, under which the Company had no revolving credit borrowings and $136,968 of letters of credit outstanding as of October 31, 2010.

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

Additionally, in the event there is consolidated Excess Cash Flow, as defined in the credit agreement, for any fiscal year, the Company is required to prepay a percentage of such amount based on its Leverage Ratio, as calculated in accordance with the credit agreement. Such amount will be reduced by any repayments made during the preceding fiscal year.

All repayments made under the term loan A and term loan B facilities are applied on a pro rata basis, determined by the amounts then outstanding under each. In addition, the Company has the ability to prepay at any time the outstanding borrowings under the new senior secured credit facility without penalty (other than customary breakage costs).

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

The initial applicable margins are (a) in the case of the United States dollar-denominated term loan A facility and the United States dollar-denominated term loan B facility, 3.00% for adjusted Eurocurrency rate loans and 2.00% for base rate loans, as applicable, (b) in the case of the Euro-denominated term loan A facility and the Euro-denominated term loan B facility, 3.25% and (c) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 3.00% for adjusted Eurocurrency rate loans and 2.00% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 3.00% for adjusted Eurocurrency rate loans and 2.00% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 3.25%. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s period ending January 30, 2011, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on the Company’s Leverage Ratio.

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

Tender for and Redemption of 2011 Notes and 2013 Notes

The Company commenced tender offers on April 7, 2010 for (i) all of the $150,000 outstanding principal amount of its notes due 2011; and (ii) all of the $150,000 outstanding principal amount of its notes due 2013. The tender offers expired on May 4, 2010. On May 6, 2010, the Company accepted for purchase all of the notes tendered and made payment to tendering holders and called for redemption all of the balance of its outstanding 7 1/4% senior notes due 2011 and all of the balance of its outstanding 8 1/8% senior notes due 2013. The redemption prices of the notes due 2011 and 2013 were 100.000% and 101.354%, respectively, of the outstanding aggregate principal amount of each applicable note, plus accrued and unpaid interest thereon to the redemption date. On May 6, 2010, the Company made an irrevocable cash deposit, including accrued and unpaid interest, to the trustee for the notes due 2011 and 2013. As a result, such notes were satisfied and effectively discharged as of May 6, 2010.

The Company incurred a loss of $6,650 during the second quarter of 2010 on the extinguishment of its 7 1/4% senior notes due 2011 and its 8 1/8% senior notes due 2013.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into foreign currency forward exchange contracts with respect to €1,300,000 during the first quarter of 2010 and €250,000 during the second quarter of 2010 in connection with the acquisition of Tommy Hilfiger to hedge against its exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. Such foreign currency forward exchange contracts were not designated as hedging instruments. The Company settled the foreign currency forward exchange contracts at a loss of $140,490 on May 6, 2010 in connection with the Company’s completion of the Tommy Hilfiger acquisition. Such loss is reflected in Other Loss in the Company’s Consolidated Statements of Operations.

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with international inventory purchases of Tommy Hilfiger. To help manage this exposure, the Company periodically uses foreign currency forward exchange contracts. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company records the foreign currency forward exchange contracts at fair value in its consolidated balance sheets. Changes in fair value of foreign currency forward exchange contracts that are designated as hedging instruments and which are deemed to be effective hedges are deferred in equity as a component of accumulated other comprehensive loss. No contracts were excluded from effectiveness testing. Changes in the fair value of foreign currency forward exchange contracts that are not designated as effective hedging instruments are immediately recognized in earnings.

The following table summarizes the fair value and presentation in the consolidated balance sheets for the Company’s foreign currency forward exchange contracts:

Asset Derivatives (Classified in Other Current Assets)		Liability Derivatives (Classified in Accrued Expenses)
10/31/10	11/1/09	10/31/10	11/1/09

$1,280	$ -	$18,414	$ -

At October 31, 2010, the notional amount of foreign currency forward exchange contracts outstanding was approximately $215,000 against the Euro and $46,000 against the Canadian dollar. Such contracts expire between November 2010 and August 2011.

The following table summarizes the effect of the Company’s derivatives designated as hedging instruments, which consist of the foreign currency forward exchange contracts for inventory purchases:

Gain (Loss) Reclassified from
	Amount of Loss		Accumulated Other Comprehensive			Loss Recognized in
	Recognized in Other		Loss into Income (Expense)			Income on Derivatives
	Comprehensive Loss on Derivatives		(Effective Portion)			(Ineffective Portion)
	(Effective Portion)		Location	Amount		Location	Amount
	10/31/10	11/1/09		10/31/10	11/1/09		10/31/10	11/1/09
Thirteen Weeks Ended	$ (6,003)	$ -	Cost of goods sold	$ 2,226	$ -	Selling, general and administrative expenses	$ (124)	$ -

Thirty-Nine Weeks Ended	$ (11,788)	$ -	Cost of goods sold	$ (1,688)	$ -	Selling, general and administrative expenses	$ (6,230)	$ -

The balance in accumulated other comprehensive loss on foreign currency forward exchange contracts at October 31, 2010 will be recognized principally in the next 12 months in the Consolidated Statements of Operations as costs of goods sold as the underlying inventory is purchased and sold.

Please refer to Note 9 “Fair Value Measurements,” for disclosures on fair value measurements of the Company’s derivative financial instruments. The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of October 31, 2010.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that were required to be remeasured at fair value on a recurring basis during the thirty-nine weeks ended October 31, 2010:

Total Fair
	Fair Value Measurement Using			Value at
Description	Level 1	Level 2	Level 3	10/31/10
Derivative instrument assets	N/A	$ 1,280	N/A	$ 1,280
Derivative instrument liabilities	N/A	$18,414	N/A	$18,414

Derivative instruments presented above represent gains and losses on foreign currency forward exchange contracts, which are measured as the difference between (i) the United States dollars to be purchased at each contract’s settlement date and (ii) the United States dollar value of the foreign currency to be sold at the period end forward rate.

There were no financial assets or liabilities that were required to be remeasured at fair value on a recurring basis during the thirty-nine weeks ended November 1, 2009.

In accordance with FASB guidance for the impairment or disposal of long-lived assets, long-lived assets with a carrying amount of $2,758 and $9,575 were written down to a fair value of $200 and $2,285 during the thirty-nine weeks ended October 31, 2010 and November 1, 2009, respectively. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions, or on the quoted contractual selling prices of such assets, less the related selling costs, as applicable.

The following tables show the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property and equipment) during the thirty-nine weeks ended October 31, 2010 and November 1, 2009, and the total impairments recorded as a result of the remeasurement process:

				Fair Value	Total
				as of	Impairments for
	Fair Value Measurement Using			Impairment	Thirty-Nine Weeks
	Level 1	Level 2	Level 3	Date	Ended

Thirty-nine weeks ended 10/31/10	N/A	$ 200	$ -	$ 200	$ 2,558
Thirty-nine weeks ended 11/1/09	N/A	$1,425	$ 860	$ 2,285	$ 7,290

The carrying amounts and the fair values of the Company’s cash and cash equivalents and long-term debt for the periods ended October 31, 2010 and November 1, 2009 were as follows:

	10/31/10		11/1/09
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$ 491,437	$ 491,437	$356,614	$356,614
Long-term debt	2,523,916	2,595,381	399,580	392,000

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

Through October 31, 2010, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net income (loss) for the thirty-nine weeks ended October 31, 2010 and November 1, 2009 included $23,050 and $9,369, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirty-nine weeks ended October 31, 2010 and November 1, 2009, respectively:

	Thirty-Nine Weeks Ended
	10/31/10	11/1/09
Weighted average risk-free interest rate	2.99%	2.58%
Weighted average expected option term (in years)	6.25	6.59
Weighted average expected volatility	41.78%	38.92%
Expected annual dividends per share	$ 0.15	$ 0.15
Weighted average estimated fair value per share of options granted	$26.45	$11.16

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

Service-based stock option activity for the thirty-nine weeks ended October 31, 2010 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at January 31, 2010	3,616	$ 30.16
Granted	124	59.66
Exercised	805	25.21
Cancelled	2	28.27
Outstanding at October 31, 2010	2,933	$ 32.78
Exercisable at October 31, 2010	2,034	$ 31.73

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

RSU activity for the thirty-nine weeks ended October 31, 2010 was as follows:

		Weighted Average
		Grant Date
	RSUs	Fair Value

Non-vested at January 31, 2010	734	$ 35.85
Granted	164	58.76
Vested	90	44.55
Cancelled	16	40.79
Non-vested at October 31, 2010	792	$ 39.51

The Company issued restricted stock to certain of Tommy Hilfiger’s management employees in connection with the Company’s acquisition of Tommy Hilfiger in the second quarter of 2010. The restricted stock was issued as part of the consideration for shares and/or interests in Tommy Hilfiger owned by such employees and was not issued out of the 2006 Plan. The shares of restricted stock are registered in the names of each such employee and are held in a third-party escrow account until they vest, at which time the stock will be delivered to the employees who have vested in the awards. The restricted stock generally vests upon the second anniversary of the date of grant.

The fair value of restricted stock is equal to the closing price of the Company’s common stock on the date of grant and is expensed, net of forfeitures, on a straight-line basis over the restricted stock’s vesting period.

Restricted stock activity for the thirty-nine weeks ended October 31, 2010 was as follows:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value

Non-vested at January 31, 2010	-	$ -
Granted	351	60.41
Vested	-	-
Non-vested at October 31, 2010	351	$ 60.41

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

Performance share activity for the thirty-nine weeks ended October 31, 2010 was as follows:

		Weighted Average
	Performance	Grant Date
	Shares	Fair Value

Non-vested at January 31, 2010	89	$ 41.80
Granted	611	52.69
Vested	-	-
Cancelled	-	-
Non-vested at October 31, 2010	700	$ 51.31

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirty-nine weeks ended October 31, 2010 and November 1, 2009 were $11,519 and $1,266, respectively. Of those amounts, $7,759 and $529, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

11.  STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock Issuance

On May 6, 2010, the Company completed the sale of an aggregate of 8 shares of Series A convertible preferred stock, par value $100.00 per share, for an aggregate gross purchase price of $200,000 and for net proceeds of $188,595 after related fees. The Series A convertible preferred stock has a liquidation preference of $25,000 per share and is currently convertible at a price of $47.74 into 4,189 shares of common stock. The conversion price is subject to equitable adjustment in the event of the Company taking certain actions, including stock splits, stock dividends, mergers, consolidations or other capital reorganizations. The Series A convertible preferred stock is not subject to mandatory redemption nor is it redeemable, in whole or in part, by the Company at its option or that of any holder. The holders of the Series A convertible preferred stock are entitled to vote and participate in dividends with the holders of the Company’s common stock on an as-converted basis.

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

Common Stock Issuance

On May 6, 2010, the Company issued 7,873 shares of its common stock, par value $1.00 per share, as part of the consideration paid to the former shareholders of Tommy Hilfiger in connection with the acquisition.

Warrant

The Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share in connection with the Company’s acquisition of Calvin Klein in 2003. 160 shares of such warrant were exercised during the first quarter of 2010 and the balance of 160 shares of such warrant were exercised during the third quarter of 2010.

12.  ACTIVITY EXIT COSTS AND ASSET IMPAIRMENTS

Severance, Termination and Restructuring Costs

In connection with the Company’s acquisition of Tommy Hilfiger during the second quarter of 2010, the Company incurred severance and termination benefit costs. Such costs were as follows:

	Total	Incurred During	Incurred During
	Expected	the Thirteen	the Thirty-Nine
	to be	Weeks	Weeks
	Incurred	Ended 10/31/10	Ended 10/31/10

Severance and termination benefits	$ 19,000	$ 3,235	$ 13,855

Liabilities for severance and termination benefits recorded in connection with the acquisition of Tommy Hilfiger were as follows:

		Costs Incurred	Costs Paid
		During the	During the
	Liability	Thirty-Nine Weeks	Thirty-Nine Weeks	Liability
	at 1/31/10	Ended 10/31/10	Ended 10/31/10	at 10/31/10

Severance, termination benefits
and other costs	$ -	$ 13,855	$ 760	$ 13,095

The charges for severance and termination benefits for the thirteen and thirty-nine weeks ended October 31, 2010 were principally included in selling, general and administrative expenses of the Company’s Tommy Hilfiger North America segment (see Note 15, “Segment Data”).

The Company announced in the fourth quarter of 2008 that it initiated a series of actions to respond to the difficult economic conditions that existed during the second half of 2008 and were expected to (and did) continue into 2009 by restructuring certain of its operations and implementing a number of other cost reduction efforts. These restructuring initiatives were substantially completed during 2009. The Company recorded long-lived asset impairment charges in connection with these restructuring initiatives of $1,494 during the thirty-nine weeks ended November 1, 2009. Such charges were included in corporate selling, general and administrative expenses not allocated to any reportable segments.

Liabilities recorded in connection with the restructuring were as follows:

Costs Paid
During the
	Liability	Thirty-Nine Weeks	Liability
	at 1/31/10	Ended 10/31/10	at 10/31/10

Severance, termination benefits and other costs	$ 2,265	$ 1,870	$ 395
Lease termination costs	1,240	1,240	-
Total	$ 3,505	$ 3,110	$ 395

Asset Impairments

During the third quarter of 2010 the Company granted a licensee the exclusive rights to use the Tommy Hilfiger trademark for children’s apparel in the United States and Canada. In connection with this agreement, certain assets related to the Tommy Hilfiger children’s apparel business were sold to the licensee. The Company recorded a long-lived asset impairment charge of $1,877 related to this transaction, which represented the net book value of the assets sold to the licensee, net of cash proceeds received. The impairment charge for the thirteen and thirty-nine weeks ended October 31, 2010 was recorded in selling, general and administrative expenses for the Tommy Hilfiger North America segment.

The financial performance in certain of the Company’s outlet and specialty retail stores was an impairment indicator in the third quarter of 2010 that required the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on this evaluation, the Company determined that the long-lived assets in certain stores were not recoverable and recorded impairment charges in selling, general and administrative expenses of $681 in the third quarter of 2010, of which $433 was recorded in the Heritage Brand Retail segment, $25 was recorded in the Other (Calvin Klein Apparel) segment and $223 was recorded in the Tommy Hilfiger North America segment.

The financial performance in certain of the Company’s outlet retail stores was an impairment indicator in the third quarter of 2009 that required the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on this evaluation, the Company determined that the long-lived assets in certain stores were not recoverable and recorded impairment charges in selling, general and administrative expenses of $5,796 in the third quarter of 2009, of which $1,721 was recorded in the Heritage Brand Retail segment and $4,075 was recorded in the Other (Calvin Klein Apparel) segment.

The store impairments recorded in 2010 and 2009 were determined by comparing each store’s expected undiscounted future cash flows to the carrying amount of the long-lived assets. The net book value of the long-lived assets in excess of the fair value in stores that were deemed not recoverable was written off. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions.

13.  NET INCOME (LOSS) PER COMMON SHARE

The Company utilizes the two-class method of calculating basic net income (loss) per common share, as holders of the Company’s Series A convertible preferred stock participate in dividends with holders of the Company’s common stock. Net losses are not allocated to holders of the Series A convertible preferred stock.

The Company computed its basic and diluted net income (loss) per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/10	11/1/09	10/31/10	11/1/09

Net income (loss)	$ 80,732	$83,619	$ (1,468)	$134,887
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	(157)	-	(314)	-
Allocation of income to Series A convertible preferred stock	(4,651)	-	-	-
Net income (loss) available to common stockholders for basic net income (loss) per common share	75,924	83,619	(1,782)	134,887
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	157	-	-	-
Allocation of income to Series A convertible preferred stock	4,651	-	-	-
Net income (loss) available to common stockholders for diluted net income (loss) per common share	$ 80,732	$83,619	$ (1,782)	$134,887

Weighted average common shares outstanding for
basic net income (loss) per common share	66,140	51,670	61,431	51,595
Weighted average impact of dilutive securities	1,438	1,093	-	680
Weighted average impact of dilutive warrant	69	96	-	37
Weighted average impact of assumed convertible preferred
stock conversion	4,189	-	-	-
Total shares for diluted net income (loss) per common share	71,836	52,859	61,431	52,312

Basic net income (loss) per common share	$ 1.15	$ 1.62	$ (0.03)	$ 2.61

Diluted net income (loss) per common share	$ 1.12	$ 1.58	$ (0.03)	$ 2.58

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/10	11/1/09	10/31/10	11/1/09

Weighted average potentially dilutive securities	376	709	4,583	1,945

According to FASB guidance for earnings per share, contingently issuable shares that have not met the necessary conditions as of the end of a reporting period should not be included in the calculation of diluted net income per share for that period. The Company had contingently issuable awards that did not meet the performance conditions as of October 31, 2010 and November 1, 2009 and, therefore, were excluded from the calculation of diluted net income (loss) per share for the thirteen and thirty-nine weeks ended October 31, 2010 and November 1, 2009. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 700 and 158 as of October 31, 2010 and November 1, 2009, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities. Conversion of the Series A convertible preferred stock into 2,747 weighted average common shares for the thirty-nine weeks ended October 31, 2010 was not assumed because the inclusion thereof would have been antidilutive. This amount was also excluded from the computation of weighted average potentially dilutive securities.

14.  NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirty-nine weeks ended October 31, 2010 and November 1, 2009, the Company recorded increases to goodwill of $32,022 and $27,109, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirty-nine weeks ended October 31, 2010 and November 1, 2009, the Company paid $29,829 and $25,668, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the second quarter of 2010, the Company issued 7,873 shares of its common stock valued at $475,607 in connection with the acquisition of Tommy Hilfiger.

During the second quarter of 2010, the Company recorded a loss of $3,005 to write-off previously capitalized debt issuance costs in connection with the extinguishment of its 7 1/4% senior notes due 2011 and its 8 1/8% senior notes due 2013.

The Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share in connection with the Company’s acquisition of Calvin Klein in 2003. 160 shares of such warrant were exercised at the end of the first quarter of 2010 and the underlying shares were issued early in the second quarter of 2010. The exercise price for these shares was satisfied through the Company’s withholding of 68 shares, which had a total fair market value that approximated the exercise price, from the shares that would have otherwise been issuable. The balance of 160 shares of such warrant were exercised and the underlying shares were issued during the third quarter of 2010. The exercise price for these shares was satisfied through the Company’s withholding of 72 shares, which had a total fair market value that approximated the exercise price, from the shares that would have otherwise been issuable.

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

The following table presents summarized information by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/10	11/1/09	10/31/10	11/1/09

Revenue – Heritage Brand Wholesale Dress Furnishings
Net sales	$ 157,246	$ 146,499	$ 392,345	$ 366,728
Royalty revenue	1,526	1,411	4,290	4,402
Advertising and other revenue	524	415	1,540	1,147
Total	159,296	148,325	398,175	372,277

Revenue – Heritage Brand Wholesale Sportswear
Net sales	201,948	148,721	425,823	361,659
Royalty revenue	2,706	2,345	7,807	7,780
Advertising and other revenue	446	665	1,344	1,487
Total	205,100	151,731	434,974	370,926

Revenue – Heritage Brand Retail
Net sales	169,465	161,491	476,080	446,534
Royalty revenue	1,371	1,036	3,739	3,368
Advertising and other revenue	203	306	627	633
Total	171,039	162,833	480,446	450,535

Revenue – Calvin Klein Licensing
Net sales	11,129	12,288	25,784	24,491
Royalty revenue	74,418	65,808	186,445	166,539
Advertising and other revenue	29,113	21,838	71,962	62,021
Total	114,660	99,934	284,191	253,051

Revenue – Tommy Hilfiger North America
Net sales	298,282	-	554,426	-
Royalty revenue	3,931	-	7,982	-
Advertising and other revenue	1,548	-	2,381	-
Total	303,761	-	564,789	-

Revenue – Tommy Hilfiger International
Net sales	392,677	-	655,970	-
Royalty revenue	10,181	-	16,835	-
Advertising and other revenue	1,778	-	2,978	-
Total	404,636	-	675,783	-

Revenue – Other (Calvin Klein Apparel)
Net sales	157,927	134,617	400,373	337,359
Total	157,927	134,617	400,373	337,359

Total Revenue
Net sales	1,388,674	603,616	2,930,801	1,536,771
Royalty revenue	94,133	70,600	227,098	182,089
Advertising and other revenue	33,612	23,224	80,832	65,288
Total	$1,516,419	$ 697,440	$3,238,731	$1,784,148

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/10	11/1/09	10/31/10	11/1/09

Income before interest and taxes – Heritage Brand Wholesale
Dress Furnishings	$ 29,861	$ 25,224	$ 55,380	$ 45,553(5)

Income before interest and taxes – Heritage Brand Wholesale
Sportswear	21,919	20,686	50,001	48,535(5)

Income before interest and taxes – Heritage Brand Retail	16,108	11,312	41,586	19,270(5)

Income before interest and taxes – Calvin Klein Licensing	50,937	45,043	127,270	114,769

Income before interest and taxes – Tommy Hilfiger
North America	20,197(2)	-	26,621(3)	-

Income before interest and taxes – Tommy Hilfiger International	41,870(2)	-	28,237(3)	-

Income before interest and taxes – Other (Calvin Klein Apparel)	24,687	5,649(4)	53,058	14,204(5)

Loss before interest and taxes – Corporate(1)	(27,288)(2)	(17,478)(4)	(270,565)(3)	(51,332)(5)

Income before interest and taxes	$ 178,291	$ 90,436	$ 111,588	$ 190,999

(1)

Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure.

(2)

Income (loss) before interest and taxes for the thirteen weeks ended October 31, 2010 includes costs of $37,197, associated with the Company’s acquisition and integration of Tommy Hilfiger, including restructuring and non-cash valuation amortization charges. Such costs were included in the Company’s segments as follows:  $10,846 in Tommy Hilfiger North America; $18,392 in Tommy Hilfiger International; and $7,959 in corporate expenses not allocated to any reportable segments.

(3)

Income (loss) before interest and taxes for the thirty-nine weeks ended October 31, 2010 includes costs of $307,307 associated with the Company’s acquisition and integration of Tommy Hilfiger. Such costs were included in the Company’s segments as follows:  $35,325 in Tommy Hilfiger North America; $57,768 in Tommy Hilfiger International; and $214,214 in corporate expenses not allocated to any reportable segments.

(4)

Income (loss) before interest and taxes for the thirteen weeks ended November 1, 2009 includes costs of $6,174 associated with the Company’s restructuring initiatives announced during the fourth quarter of 2008. Such costs were included in the Company’s segments as follows:  $6,091 in Other (Calvin Klein Apparel); and $83 in corporate expenses not allocated to any reportable segments.

(5)

Income (loss) before interest and taxes for the thirty-nine weeks ended November 1, 2009 includes costs of $17,150 associated with the Company’s restructuring initiatives announced during the fourth quarter of 2008. Such costs were included in the Company’s segments as follows: $541 in Heritage Brand Wholesale Dress Furnishings; $701 in Heritage Brand Wholesale Sportswear; $2,341 in Heritage Brand Retail; $8,387 in Other (Calvin Klein Apparel); and $5,180 in corporate expenses not allocated to any reportable segments.

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

The following table presents the Company’s total assets by segment:

	10/31/10	1/31/10	11/1/09

Identifiable Assets
Heritage Brand Wholesale Dress Furnishings	$ 331,262	$ 278,101	$ 309,928
Heritage Brand Wholesale Sportswear	323,259	249,864	265,549
Heritage Brand Retail	119,447	97,837	121,561
Calvin Klein Licensing	989,997	925,832	915,727
Tommy Hilfiger North America	1,159,816	-	-
Tommy Hilfiger International	3,179,005	-	-
Other (Calvin Klein Apparel)	169,457	134,515	175,994
Corporate	617,296	653,530	515,226
Total	$6,889,539	$2,339,679	$2,303,985

16.  GUARANTEES

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of October 31, 2010 is $500. The guarantee expires on January 31, 2011.

The Company guaranteed to a former landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of October 31, 2010 is approximately $3,800, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,400 as of October 31, 2010, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

17.  RECENT ACCOUNTING GUIDANCE

New guidance issued but not effective until after October 31, 2010 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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

References to the ARROW acquisition refer to our December 2004 acquisition of Cluett Peabody Resources Corporation and Cluett Peabody & Co., Inc., which companies we refer to collectively as “Arrow.”

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

We completed our acquisition of Tommy Hilfiger during the second quarter of 2010. Tommy Hilfiger designs, sources and markets men’s and women’s sportswear and activewear, jeanswear and other products worldwide and licenses its brands worldwide over a broad range of products.

We paid $2.5 billion in cash and issued 7.9 million shares of our common stock as consideration for the acquisition, for total consideration of approximately $3.0 billion. We entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010, and entered into an additional foreign currency forward exchange contract to purchase €250.0 million during the second quarter of 2010, in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We settled the foreign currency forward exchange contracts on May 6, 2010 in connection with our completion of the acquisition of Tommy Hilfiger. We incurred a loss of $140.5 million upon settlement of these contracts due to the impact of a weakening Euro leading up to the closing of the acquisition. The weaker Euro also resulted in a reduction in the dollar value of the cash portion of the purchase price.

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

Our historical business strategy has been to manage and market a portfolio of nationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference or distribution channel. We have enhanced this strategy by expanding our portfolio of brands through acquisitions of well-known brands, such as Calvin Klein, ARROW and, now, Tommy Hilfiger, that offer additional geographic distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear. A significant portion of our total income before interest and taxes is derived from international sources, which, prior to the acquisition of Tommy Hilfiger, had been primarily driven by the international component of our Calvin Klein licensing business. The Calvin Klein and, to a lesser degree, ARROW and Tommy Hilfiger acquisitions also enhanced our business strategy by providing us with established international licensing businesses, which do not require working capital investments. We have successfully pursued growth opportunities in extending the Calvin Klein and ARROW brands through licensing into additional product categories and geographic areas and may seek to do the same with Tommy Hilfiger. The Superba and Mulberry acquisitions helped to advance our historical strategy by adding a product category that is complementary to our heritage dress shirt business and leverages our position in dress furnishings. Our business strategy was also extended by gender with our assumption in 2007 of the wholesale IZOD women’s sportswear collection, which was previously a licensed business. Further, in the second quarter of 2008, we began marketing men’s sportswear under the Timberland brand in North America under a licensing arrangement with The Timberland Company. We believe that the acquisition of Tommy Hilfiger will advance our business strategy by adding a global brand with growth opportunities and by establishing an international platform in Europe that will be a strategic complement to our strong North American presence and provides us with the resources and expertise needed to grow our heritage brands and businesses internationally. During the third quarter of 2010 we announced the formation of PVH Europe, a division managed by a team of Tommy Hilfiger executives and dedicated staff based in Amsterdam. The division has been formed to exploit international opportunities for our heritage brands. Its first endeavor will be operating the ARROW dress shirt business in Europe commencing with the fall 2011 collection.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to wholesale customers and franchise, licensee and distributor operated stores of men’s dress shirts and neckwear, men’s and women’s sportswear, footwear, accessories and related products; and (ii) the sale, through over 1,000 company-operated retail locations worldwide, of apparel, footwear, accessories and other products under the brand names Van Heusen, IZOD, Bass, Calvin Klein and Tommy Hilfiger.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 81% of total royalty, advertising and other revenue in the third quarter of 2010, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings.

We completed the acquisition of Tommy Hilfiger early in the second quarter of 2010. We recorded pre-tax charges in the first nine months of 2010 in connection with the acquisition and integration of Tommy Hilfiger that totaled $307.3 million, which includes: (i) a loss of $140.5 million associated with hedges against Euro to United States dollar exchange rates relating to the purchase price; (ii) non-cash valuation amortization charges of $76.8 million, which were fully amortized by the end of the third quarter; and (iii) transaction, restructuring and debt extinguishment costs of $90.0 million. We expect to incur additional pre-tax expenses of approximately $15.0 million during the fourth quarter of 2010 in connection with the integration of Tommy Hilfiger. Our future results of operations will be significantly impacted by this acquisition, including through the operations of the Tommy Hilfiger business and the changes in our capital structure that were necessary to complete the acquisition, as more fully discussed below.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 31, 2010 Compared With Thirteen Weeks Ended November 1, 2009

Net Sales

Net sales in the third quarter of 2010 were $1,388.7 million as compared to $603.6 million in the third quarter of the prior year. The increase of $785.1 million was due principally to the effect of the following items:

•

The addition of $298.3 million and $392.7 million of net sales attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, respectively, as a result of the acquisition of Tommy Hilfiger early in the second quarter of 2010.

•

The addition of $64.0 million of combined net sales attributable to growth in our Heritage Brand Wholesale Dress Furnishings and Heritage Brand Wholesale Sportswear segments resulting from better performance across virtually all brands, with Van Heusen performing particularly well.

•

The addition of $23.3 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment. Comparable store sales in our Calvin Klein outlet retail business increased 12%.

•

The addition of $8.0 million of net sales attributable to growth in our Heritage Brand Retail segment, driven by a comparable store sales increase of 9%.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in the third quarter of 2010 was $127.7 million as compared to $93.8 million in the prior year’s third quarter. Of the $33.9 million increase over the prior year, $17.4 million was attributable to Tommy Hilfiger. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased $8.6 million, or 13%, compared to the prior year’s third quarter, due to strong performance across virtually all product categories, with jeans, underwear, fragrance, watches, women’s sportswear and dresses performing particularly well.

Gross Profit on Total Revenue

Gross profit on total revenue in the third quarter of 2010 was $793.5 million, or 52.3% of total revenue, compared with $337.7 million, or 48.4% of total revenue in the third quarter of the prior year. Included in the third quarter’s 390 basis point increase is (i) a reduction of 50 basis points ($6.8 million), attributable to non-cash valuation amortization charges as a result of the Tommy Hilfiger acquisition; and (ii) an increase of 440 basis points over the prior year’s thirteen week period, primarily due to Tommy Hilfiger’s large international presence, as international businesses typically have higher gross margin percentages than domestic businesses. In addition, the majority of Tommy Hilfiger’s North America operations consists of its retail business, and retail businesses typically have higher gross margin percentages than wholesale businesses.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the third quarter of 2010 increased $367.9 million to $615.2 million, or to 40.6% of total revenue, from $247.2 million, or 35.4% of total revenue, in the third quarter of the prior year. Included in the 520 basis point increase in SG&A expenses as a percentage of revenue over the prior year are $30.4 million, or 200 basis points, of restructuring, non-cash valuation amortization and other charges in connection with our acquisition and integration of Tommy Hilfiger. The non-cash valuation amortization charges relate to acquired order backlog which had an amortization period of six months and became fully amortized during the third quarter of 2010. The remaining 320 basis point increase in SG&A expenses as a percentage of total revenue is principally attributable to Tommy Hilfiger’s large international presence, as international businesses typically have higher SG&A expense percentages than domestic businesses. In addition, the majority of Tommy Hilfiger’s North America operations consists of its retail business, and retail businesses typically have higher SG&A expense percentages than wholesale businesses. Also contributing to the SG&A expense percentage increase is an increase in advertising expenses related to our Calvin Klein and heritage brands over the prior year.

Interest Expense and Interest Income

Interest expense increased to $41.7 million in the third quarter of 2010 from $8.4 million in the third quarter of the prior year principally as a result of the issuance during the second quarter of 2010 of $600.0 million of 7 3/8% senior notes due 2020 and term loans of $1.9 billion borrowed under new credit facilities, the net proceeds of which were used in connection with the purchase of Tommy Hilfiger. We subsequently made a $100.0 million voluntary debt repayment on the term loans at the end of the second quarter of 2010. Interest income of $0.5 million in the third quarter of 2010 was relatively flat to the prior year’s third quarter amount of $0.2 million.

Income Taxes

The income tax rate for the third quarter of 2010 was 41.1% compared with last year’s third quarter rate of (1.6)%. The prior year’s third quarter rate was favorably impacted by a settlement with the Internal Revenue Service relating to the audit of our Federal income tax returns for 2006 and 2007 and the effect of the lapse of the statute of limitations with respect to certain previously unrecognized tax positions. The current year’s third quarter rate was negatively impacted by the non-deductibility of certain costs incurred during the third quarter of 2010, which was partially offset by a benefit resulting from the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

Thirty-Nine Weeks Ended October 31, 2010 Compared With Thirty-Nine Weeks Ended November 1, 2009

Net Sales

Net sales for the thirty-nine weeks ended October 31, 2010 increased to $2,930.8 million as compared to $1,536.8 million in the thirty-nine week period of the prior year. The increase of $1,394.0 million was due principally to the effect of the following items:

•

The addition of $554.4 million and $656.0 million of net sales attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, respectively, as a result of the acquisition of Tommy Hilfiger early in the second quarter of 2010.

•

The addition of $89.8 million of combined net sales attributable to growth in our Heritage Brand Wholesale Dress Furnishings and Heritage Brand Wholesale Sportswear segments resulting from better performance across virtually all brands, with Van Heusen performing particularly well.

•

The addition of $63.0 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, which is comprised of our Calvin Klein dress furnishings, sportswear and outlet retail divisions. Comparable store sales in our Calvin Klein outlet retail business increased 14%.

•

The addition of $29.5 million of net sales attributable to growth in our Heritage Brand Retail segment. This was primarily driven by an overall comparable store sales increase of 10%.

We currently estimate that our 2010 full year net sales will increase to approximately $4.2 billion from $2.07 billion in the prior year, due primarily to the addition of net sales of approximately $1.9 billion from Tommy Hilfiger. Net sales in our Heritage Brands and Calvin Klein businesses are currently projected to increase approximately 12% as compared to the prior year. Comparable store sales in our Heritage Brands and Calvin Klein outlet retail businesses are currently projected to grow approximately 8% to 9% on a combined basis.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue for the thirty-nine weeks ended October 31, 2010 was $307.9 million as compared to $247.4 million in the prior year’s thirty-nine week period. Of the $60.6 million increase over the prior year, $30.2 million was attributable to Tommy Hilfiger. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased $19.9 million, or 12%, as compared to the prior year’s thirty-nine week period due to strong performance across virtually all product categories, with jeans, underwear, fragrance, watches, women’s sportswear and dresses performing particularly well.

We currently expect that total royalty, advertising and other revenue for the full year will increase to a range of approximately $405.0 million to $410.0 million for 2010 from $328.0 million in 2009. This increase is due principally to the addition of royalty revenue, beginning with the second quarter of 2010, attributable to the addition of Tommy Hilfiger, combined with growth within the Calvin Klein Licensing segment, as Calvin Klein royalty revenue is expected to increase approximately 12% for the full year 2010.

Gross Profit on Total Revenue

Gross profit on total revenue for the thirty-nine weeks ended October 31, 2010 was $1,685.7 million, or 52.0% of total revenue, compared with $875.3 million, or 49.1% of total revenue in the thirty-nine week period of the prior year. Included in the 290 basis point increase in gross profit as a percentage of revenue over the prior year period is (i) a reduction of 140 basis points ($44.5 million), attributable to non-cash valuation amortization charges as a result of the Tommy Hilfiger acquisition; and (ii) an increase of 430 basis points over the prior year’s thirty-nine week period, primarily due to Tommy Hilfiger’s large international presence, as international businesses typically have higher gross margin percentages than domestic businesses. In addition, the majority of Tommy Hilfiger’s North America operations consists of its retail business, and retail businesses typically have higher gross margin percentages than wholesale businesses.

We currently expect that the gross profit on total revenue percentage will remain at significantly increased levels over the prior year during the fourth quarter of 2010, due primarily to the acquisition of Tommy Hilfiger, for the factors described above.

Selling, General and Administrative Expenses

SG&A expenses for the thirty-nine weeks ended October 31, 2010 increased $742.8 million to $1,427.0 million, or to 44.1% of total revenue, from $684.3 million, or 38.4% of total revenue, in the thirty-nine week period of the prior year. Included in the 570 basis point increase in SG&A expenses as a percentage of total revenue over the prior year period are $115.7 million, or 360 basis points, of transaction, restructuring, non-cash valuation amortization and other charges in connection with our acquisition and integration of Tommy Hilfiger. The non-cash valuation amortization charges relate to acquired order backlog which had an amortization period of six months and became fully amortized during the third quarter of 2010. The remaining 210 basis point increase is principally attributable to Tommy Hilfiger’s large international presence, as international businesses typically have higher SG&A expense percentages than domestic businesses. In addition, the majority of Tommy Hilfiger’s North America operations consists of its retail business, and retail businesses typically have higher SG&A expense percentages than wholesale businesses. Also contributing to the SG&A expense percentage increase is an increase in advertising expenses related to our Calvin Klein and heritage brands over the prior year.

We currently expect that our SG&A expenses as a percentage of total revenue will remain at increased levels over the prior year during the fourth quarter of 2010 but be less pronounced than the increase for the thirty-nine weeks ended October 31, 2010 due to a reduction in the incurrence of acquisition and integration costs associated with Tommy Hilfiger.

Debt Extinguishment

We incurred a loss of $6.7 million in the second quarter of the current year on the extinguishment of our 7 1/4% senior notes due 2011 and our 8 1/8% senior notes due 2013. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of the tender for, and redemption of, these notes.

Other Loss

We entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010, and entered into an additional foreign currency forward exchange contract to purchase €250.0 million during the second quarter of 2010. These contracts were entered into in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We settled the foreign currency forward exchange contracts on May 6, 2010 in connection with our completion of the acquisition. We recorded a pre-tax loss of $140.5 million during the first half of the current year related to these contracts.

Interest Expense and Interest Income

Interest expense increased to $89.8 million in the thirty-nine weeks ended October 31, 2010 from $25.1 million in the thirty-nine week period of the prior year principally as a result of the issuance during the second quarter of 2010 of $600.0 million of 7 3/8% senior notes due 2020 and term loans of $1.9 billion borrowed under new credit facilities, the net proceeds of which were used in connection with the purchase of Tommy Hilfiger. We made a $100.0 million voluntary debt repayment on the term loans near the end of the second quarter of 2010. Interest income of $1.1 million in the thirty-nine weeks ended October 31, 2010 was flat to the prior year’s thirty-nine week period amount of $1.1 million.

Net interest expense for the full year 2010 is expected to increase to a range of $128.0 million to $130.0 million from $32.2 million in the prior year principally as a result of the issuance of new debt during the second quarter of 2010 described immediately above. We currently plan on making approximately $300 million of additional voluntary repayments on our new term loans by the end of 2010. (Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.)

Income Taxes

The income tax rate for the thirty-nine weeks ended October 31, 2010 was 106.4% compared with last year’s thirty-nine week period rate of 19.2%. The tax rate for the current year’s thirty-nine week period was negatively impacted by the non-deductibility of certain costs incurred during the thirty-nine week period, principally those associated with the Tommy Hilfiger acquisition, which was partially offset by a benefit resulting from the lapse of the statute of limitations with respect to certain previously unrecognized tax positions. The non-deductibility of these costs decreased our tax rate in the first half of 2010 when we experienced pre-tax losses but caused a significant increase in our year to date effective tax rate when we achieved pre-tax income in the third quarter of 2010. The tax rate for the prior year’s thirty-nine week period was favorably impacted by a settlement with the Internal Revenue Service relating to the audit of our Federal income tax returns for 2006 and 2007 and the effect of the lapse of the statute of limitations with respect to previously unrecognized tax positions.

We currently anticipate that our 2010 income tax rate will be between 52.5% and 53.0%, which compares with last year’s full year rate of 23.5%. The 2009 full year tax rate was favorably impacted by a settlement with the Internal Revenue Service relating to the audit of our Federal income tax returns for 2006 and 2007 and the effect of the lapse of the statute of limitations with respect to certain previously unrecognized tax positions. The projected increase in the tax rate for 2010 is due principally to the non-deductibility of certain costs, principally those associated with the Tommy Hilfiger acquisition in 2010. Partially offsetting the impact of the non-deductible costs is a benefit resulting from the lapse of the statute of limitations with respect to previously unrecognized tax positions, combined with the favorable impact from the expected earnings from our international Tommy Hilfiger business, a significant portion of which is subject to favorable tax rates, and which earnings are expected to be permanently reinvested outside the United States. It is possible that our estimated full year tax rate could change from the mix of international and domestic pre-tax earnings, or from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Operations

Cash provided by operating activities was $136.3 million in the thirty-nine weeks ended October 31, 2010, which compares with $81.1 million in the thirty-nine week period of the prior year. The factors that affect our cash provided by operating activities have been significantly impacted by the acquisition of Tommy Hilfiger. In the future, we expect that our cash provided by operating activities will generally increase by a significant amount as a result of the acquisition. In addition, the changes in the amount of cash provided and used related to our working capital will be more pronounced as a result of the Tommy Hilfiger acquisition.

Capital Expenditures

Our capital expenditures paid in cash in the thirty-nine weeks ended October 31, 2010 were $55.4 million. We currently expect that capital expenditures will increase to approximately $130 million for the full year 2010 as a result of the Tommy Hilfiger acquisition. This compares to capital expenditures paid in cash for the full year 2009 of $23.9 million.

Contingent Purchase Price Payments

In connection with the acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales, as defined in the agreement (as amended) governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $29.8 million in the thirty-nine weeks ended October 31, 2010. We currently expect that such payments will be $42.0 million to $44.0 million for the full year 2010.

Tommy Hilfiger Acquisition

We paid $2,485.5 million in cash and issued 7.9 million shares of our common stock, valued at $475.6 million, as consideration for the acquisition, for total consideration of approximately $3.0 billion. In addition, we entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010 and €250.0 million during the second quarter of 2010 in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We settled the foreign currency forward exchange contracts at a loss of $140.5 million on May 6, 2010 in connection with the completion of the acquisition.

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

Tommy Hilfiger Handbag License Acquisition

On June 14, 2010, we entered into an agreement to reacquire from a licensee, prior to the expiration of the license, the rights to distribute internationally Tommy Hilfiger brand handbags. The effective date of the transfer of the rights is December 31, 2010. In connection with this transaction, we made a payment of $7.3 million, based on the applicable exchange rate in effect on the acquisition date, to the licensee during the second quarter of 2010.

Series A Convertible Preferred Stock

On May 6, 2010, we sold an aggregate of 8,000 shares of Series A convertible preferred stock, par value $100.00 per share, for an aggregate gross purchase price of $200.0 million. We received net proceeds of $188.6 million in connection with this issuance, which were used in the second quarter of 2010 to fund a portion of the purchase price for the Tommy Hilfiger acquisition. The Series A convertible preferred stock has a liquidation preference of $25,000 per share and is currently convertible at a price of $47.74 into 4.2 million shares of common stock. The conversion price is subject to equitable adjustment in the event of us taking certain actions, including stock splits, stock dividends, mergers, consolidations or other capital reorganizations. The Series A convertible preferred stock is not subject to mandatory redemption nor is it redeemable, in whole or in part, by us at our option or that of any holder. The holders of the Series A convertible preferred stock are entitled to vote and participate in dividends with the holders of our common stock on an as-converted basis.

Common Stock Offering

We sold 5.8 million shares of our common stock on April 28, 2010 for an offering price of $66.50 per share before commissions and discounts to underwriters. We received net proceeds of $364.9 million in connection with this common stock offering, which were used in the second quarter of 2010 to fund a portion of the purchase price for the Tommy Hilfiger acquisition.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Our Series A convertible preferred stock participates in common stock dividends on an as-converted basis. Common stock dividends totaled $7.3 million in the thirty-nine weeks ended October 31, 2010.

We project that cash common stock dividends in 2010 will be $10.0 million.

Financing Arrangements

Our capital structure as of October 31, 2010 was as follows:

(in millions)

Long-term debt	$2,523.9
Stockholders’ equity	$2,415.2

In addition, we had $491.4 million of cash and cash equivalents as of October 31, 2010.

Short-Term Borrowings

One of our subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of ¥600.0 million (approximately $7.5 million based on the Yen to United States dollar exchange rate in effect on October 31, 2010) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.20%. Such facility matures on May 31, 2011. There were no borrowings outstanding under this facility as of October 31, 2010, and the maximum amount of borrowings outstanding under this facility during the thirty-nine weeks ended October 31, 2010 was approximately $5 million.

Tender for and Redemption of 2011 Notes and 2013 Notes

We commenced tender offers on April 7, 2010 for (i) all of the $150.0 million outstanding principal amount of our notes due 2011; and (ii) all of the $150.0 million outstanding principal amount of our notes due 2013. The tender offers expired on May 4, 2010. On May 6, 2010, we accepted for purchase all of the notes tendered and made payment to tendering holders and called for redemption all of the balance of our outstanding 7 1/4% senior notes due 2011 and all of the balance of our outstanding 8 1/8% senior notes due 2013. The redemption prices of the notes due 2011 and 2013 were 100.000% and 101.354%, respectively, of the outstanding aggregate principal amount of the applicable note, plus accrued and unpaid interest thereon to the redemption date. On May 6, 2010, we made an irrevocable cash deposit, including accrued and unpaid interest, to the trustee for the notes due 2011 and 2013. As a result, such indentures were satisfied and effectively discharged as of May 6, 2010.

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

New Senior Secured Credit Facilities

Our new senior secured credit facility, which we entered into on May 6, 2010, consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. We borrowed $1.9 billion of term loans on May 6, 2010 and made a voluntary repayment of $100.0 million on these term loans during the second quarter of 2010. As of October 31, 2010, we had an aggregate of $1.8 billion of borrowings under the term loan facilities outstanding (based on the applicable exchange rates in effect on October 31, 2010). These new credit facilities provide for approximately $460 million of revolving credit facilities (based on the applicable exchange rates in effect on October 31, 2010), under which we had no revolving credit borrowings and $137.0 million of letters of credit outstanding as of October 31, 2010. The terms of each of the term loan A and B facilities contain a mandatory repayment schedule on a quarterly basis, such that the total annual repayments are as follows:

	Term Loan
	A	B

Originally borrowed on May 6, 2010, based on the applicable exchange rate at that date	$494,970	$1,384,910

Percentage required to be repaid for the annual period ending May 6:
2011	5%	1%
2012	10%	1%
2013	15%	1%
2014	25%	1%
2015	45%	1%
2016	-	95%

We currently plan on making approximately $300 million of additional repayments on these term loans by the end of 2010.

Additionally, in the event there is consolidated Excess Cash Flow, as defined in the credit agreement, for any fiscal year, we are required to prepay a percentage of such amount based on our Leverage Ratio, as calculated in accordance with the credit agreement. Such amount will be reduced by any repayments made during the preceding fiscal year.

All repayments made under the term loan A and term loan B facilities are applied on a pro rata basis, determined by the amounts then outstanding under each. In addition, we have the ability to prepay at any time the outstanding borrowings under the new senior secured credit facility without penalty (other than customary breakage costs).

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

The initial applicable margins are (a) in the case of the United States dollar-denominated term loan A facility and the United States dollar-denominated term loan B facility, 3.00% for adjusted Eurocurrency rate loans and 2.00% for base rate loans, as applicable, (b) in the case of the Euro-denominated term loan A facility and the Euro-denominated term loan B facility, 3.25% and (c) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 3.00% for adjusted Eurocurrency rate loans and 2.00% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 3.00% for adjusted Eurocurrency rate loans and 2.00% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 3.25%. After the date of delivery of the compliance certificate and financial statements with respect to our period ending January 30,

2011, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on our Leverage Ratio.

Our senior secured credit facility contains covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our obligations under our other outstanding debt. These covenants restrict our ability to, among other things:

•

incur or guarantee additional debt or extend credit;

•

make restricted payments, including paying dividends or making distributions on, or redeeming or repurchasing, our capital stock or certain debt;

•

make acquisitions and investments;

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

Due to the above factors, our operating results for the thirteen and thirty-nine week periods ended October 31, 2010 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us include cash equivalents, long-term debt, foreign currency forward exchange contracts and short-term debt (for which there were no borrowings outstanding at October 31, 2010). Note 9, “Fair Value Measurements,” included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of October 31, 2010. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Due to the currently low rates of return we are receiving on our investments, the impact of a further decrease in short-term interest rates would not have a material impact on our interest income, while an increase in short-term interest rates could have a more material impact. Given our average balance of cash and cash equivalents during the first nine months of 2010, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.5 million annually. During the second quarter of 2010, we entered into the senior secured credit facility described in Part I, Item 2 of this report under the heading “New Senior Secured Credit Facilities,” which includes facilities denominated in foreign currencies. Due to the fact that certain of our debt is denominated in foreign currency, our interest expense is, and in the future will continue to be, impacted by fluctuations in exchange rates. Borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. As such, our credit facilities also expose us to market risk for changes in interest rates.

Our exposure to fluctuations in foreign currency exchange rates has also increased significantly as a result of the acquisition of Tommy Hilfiger, as the Tommy Hilfiger business has a substantial international component. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Japanese Yen and the Canadian dollar, will have a significantly larger negative impact on our results of operations than prior to the acquisition of Tommy Hilfiger. Our Tommy Hilfiger business purchases the majority of the products that it sells in United States dollars, which exposes the international Tommy Hilfiger business to foreign exchange risk as the United States dollar fluctuates. As such, we currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with United States dollar denominated purchases by the Tommy Hilfiger business.

We are also exposed to market risk for changes in exchange rates for the United States dollar in connection with our licensing businesses, particularly our Calvin Klein business. Most of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. In addition, certain of our other foreign license agreements expose us to exchange rate changes up to the date we collect payment or convert local currency payments into United States dollars. As a result, during times of a strengthening United States dollar, our foreign royalty revenue will be adversely impacted, and during times of a weakening United States dollar, our foreign royalty revenue will be favorably impacted.

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

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	(a) Total	(b) Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased(1)	(or Unit)(1)	or Programs	Plans or Programs

August 2, 2010 -
August 29, 2010	381	53.19	-	-

August 30, 2010 -
October 3, 2010	263	54.60	-	-

October 4, 2010 -
October 31, 2010	71,811	62.47	-	-

Total	72,455	$62.39	-	-

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. 740 shares shown in this table were withheld during the third quarter of 2010 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. The remaining shares were withheld to satisfy the exercise price of certain warrants that were exercised during the third quarter of 2010.

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

4.6

Securities Purchase Agreement, dated as of March 15, 2010, by and between Phillips-Van Heusen Corporation and MSD Brand Investments, LLC (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2010).

4.7

Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, Tommy Hilfiger Holding S.a.r.l, Stichting Administratiekantoor Elmira, Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII, L.P. (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010).

4.8

Amendment to Stockholders Agreement, dated as of June 8, 2010 to Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, Tommy Hilfiger Holding S.a.r.l, Stichting Administratiekantoor Elmira, Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII, L.P. (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010).

4.9

Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, LNK Partners, L.P. and LNK Partners (Parallel), L.P. (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010).

4.10

Stockholder Agreement, dated as of May 6, 2010, by and between Phillips-Van Heusen Corporation and MSD Brand Investments, LLC. (incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010).

4.11

Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010).

4.12

Third Supplemental Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010).

10.1

Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, as amended and restated effective October 18, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2010).

+15	Acknowledgement of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*+101.INS	XBRL Instance Document

*+101.SCH	XBRL Taxonomy Extension Schema Document

*+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.

Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

* As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  December 9, 2010

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