Form 10-K
period 2011-01-30
PHILLIPS VAN HEUSEN CORP /DE/
filed 2011-03-30
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_______________________________
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on August 1, 2010 (the last business day of the registrant’s most recently completed second quarter) was $3,362,762,947.

Number of shares of Common Stock outstanding as of March 15, 2011:  67,077,455.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 2011	Part III

***

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) in connection with the acquisition of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”), we borrowed significant amounts, may be considered to be highly leveraged, and will have to use a significant portion of our cash flows to service such indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to develop and grow our Calvin Klein businesses in terms of revenue and profitability, and our ability to realize benefits from Tommy Hilfiger; (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost escalation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers limit or cease shopping in order to avoid exposure or become ill; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity, such as Tommy Hilfiger, into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2010 year commenced on February 1, 2010 and ended on January 30, 2011; 2009 commenced on February 2, 2009 and ended on January 31, 2010; 2008 commenced on February 4, 2008 and ended on February 1, 2009.

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

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Tommy Hilfiger, Hilfiger Denim, Van Heusen, IZOD, Bass, ARROW, Eagle, Geoffrey Beene, CHAPS, Sean John, Trump, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Elie Tahari, Nautica, Ted Baker, Ike Behar, Jones New York, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess and Timberland and to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

Company Overview

We are one of the largest apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, Bass, ARROW, Eagle and, as of the beginning of the second quarter of 2010, Tommy Hilfiger (previously a licensed brand), which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, CHAPS, Trump (marketed as Donald J. Trump Signature Collection prior to January 1, 2010), DKNY, Elie Tahari, Nautica, Ike Behar, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess, Jones New York and Timberland, which are licensed, as well as various private label brands. We design and market branded dress shirts, neckwear, sportswear and, to a lesser extent, footwear and other related products. Additionally, we license our owned brands over a broad range of products. We market our brands at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference or distribution channel. Our directly operated businesses outside of North America consist principally of our Tommy Hilfiger International wholesale and retail business in Europe and Japan and our Calvin Klein dress furnishings business in Europe. Our licensing activities, principally our Calvin Klein business, diversify our business model by providing us with a sizeable base of profitable licensing revenues.

We completed our acquisition of Tommy Hilfiger during the second quarter of 2010. Tommy Hilfiger designs, sources and markets men’s, women’s and children’s sportswear and activewear, jeanswear and other products worldwide and licenses its brands worldwide over a broad range of products. We believe Tommy Hilfiger’s established international platform in Europe and Asia will be a strategic complement to our strong North American presence. We further believe that, although the Tommy Hilfiger brand is well-established globally and enjoys significant worldwide brand awareness, there are opportunities to further expand the business in North America, along with parts of Europe and, to a greater extent, in Asia. These opportunities include (i) development and expansion of product categories for which Tommy Hilfiger currently has no or only limited distribution; (ii) increased sales in markets where the business is underdeveloped; and (iii) expansion into new markets. We believe our successful experience in growing Calvin Klein will assist us in realizing these opportunities for Tommy Hilfiger. In addition, we believe that Tommy Hilfiger’s international platform provides us with the resources and expertise needed to grow our heritage brands and businesses internationally. As a result, we believe the acquisition provides us with the opportunity to realize revenue growth and enhanced profitability.

The acquisition of Tommy Hilfiger significantly impacted the way we manage and analyze our operating results. Beginning with the second quarter of 2010, we changed our segment reporting and the way we discuss our business segments to reflect this. Specifically, we aggregate our segments into three main businesses:  (i) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments; (ii) Calvin Klein, which consists of the Calvin Klein Licensing segment (including our Calvin Klein Collection business, which we operate directly in support of the global licensing of the Calvin Klein brands) and the Other (Calvin Klein Apparel) segment, which is comprised of our Calvin Klein dress furnishings, sportswear and outlet retail divisions; and (iii) Heritage Brands, which consists of the Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear and Heritage Brand Retail segments. Note 18, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income before interest and taxes and assets related to each segment, information regarding our revenue generated from foreign and domestic sources, as well as the geographic locations where our long-lived assets are held.

A few of our customers, including Macy’s, Inc., J.C. Penney Company, Inc., Kohl’s Corporation and Wal-Mart Stores, Inc. account for significant portions of our revenue. Sales to our five largest customers were 22.6% of our revenue in 2010,

31.0% of our revenue in 2009 and 31.7% of our revenue in 2008. Macy’s, our largest customer, accounted for 10.1% of our revenue in 2010, 11.9% of our revenue in 2009 and 11.5% of our revenue in 2008.

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

Tommy Hilfiger Business Overview

Tommy Hilfiger, which is distributed in over 90 countries, is a global iconic designer lifestyle brand. Its design theme is “classic American cool” and it is positioned as an affordable premium brand. Tommy Hilfiger products cover a wide range of apparel, accessories and lifestyle products with a diverse customer following and strong brand awareness in most countries where they are sold. We sell Tommy Hilfiger products under two principal brands (which we refer to together as the Tommy Hilfiger brands) — Tommy Hilfiger, which is targeted at the 25 to 45 year old consumer, and Hilfiger Denim, which is targeted at the 20 to 35 year old consumer. Tommy Hilfiger product offerings by us and our licensees include sportswear for men, women and children, footwear, athletic apparel (for fitness/training, golfing, skiing, swimming and sailing), bodywear (underwear, robes and sleepwear), eyewear, sunwear, watches, socks, handbags, men’s tailored clothing, dress shirts, ties, suits, belts, wallets, small leather goods, fragrances, home and bedding products, bathroom accessories and luggage. The Hilfiger Denim product line consists of jeanswear and footwear for men, women and children, bags, accessories, eyewear and fragrance and is positioned as being more “fashion forward” than the Tommy Hilfiger label. We distribute Tommy Hilfiger products at wholesale and retail and also license the Tommy Hilfiger brands for an assortment of products in various countries and regions. We sell Tommy Hilfiger products in North America, Europe and Japan. Tommy Hilfiger brand products are distributed in China, Hong Kong, Malaysia, Taiwan, Singapore, India, South Korea, Australia, Mexico, Central and South America and the Caribbean through licensees, franchisees and distributors.

The Tommy Hilfiger wholesale business consists of the distribution and sale of products under the Tommy Hilfiger brands to stores operated by franchisees and distributors and through retail customers. The European retail customers range from large department stores to small independent stores. Tommy Hilfiger has, since the Fall of 2008, conducted the majority of its North American wholesale operations through Macy’s, which is currently the exclusive department store retailer of most Tommy Hilfiger men’s, women’s and children’s sportswear in the United States.

The Tommy Hilfiger retail business principally consists of the distribution and sale of Tommy Hilfiger products through company-operated specialty stores (anchor stores and satellite stores) and outlet stores in Europe, the United States, Canada and Japan, as well as multi-jurisdictional e-commerce sites. Tommy Hilfiger anchor stores are generally larger stores situated in high-profile locations in major cities and are intended to enhance local exposure of the brand. Satellite stores are regular street and mall stores, which are located in secondary cities and are based on a model that provides incremental revenue and profitability. Company stores in North America are primarily located in outlet centers and carry specially designed merchandise that is sold at a lower price point than merchandise sold in our specialty stores. Company stores operated by Tommy Hilfiger in Europe and Japan are used primarily to clear excess inventory from previous seasons at discounted prices.

Tommy Hilfiger licenses the Tommy Hilfiger brands to third parties both for specific product categories (such as fragrances, watches and eyewear) and in certain geographic regions. As of January 30, 2011, Tommy Hilfiger had 25 separate product license agreements. For 2010, approximately 36% of Tommy Hilfiger’s royalty, advertising and other revenue was generated domestically and approximately 64% was generated internationally. Tommy Hilfiger’s largest licensing and other partners in terms of royalty, advertising and other revenue earned by Tommy Hilfiger in 2010 were American Sportswear S.A., which accounted for approximately 17%, Movado Group, Inc., which accounted for approximately 9% and Tommy Hilfiger Asia-Pacific, Ltd., which accounted for approximately 9%. Tommy Hilfiger announced in 2010 (prior to the acquisition) that it had entered into an agreement to assume control in the second half of 2011 over its licensed business in China. We subsequently agreed with Apax Partners, who controlled Tommy Hilfiger when we purchased it, to license the China business to a company 45% owned by each of us and Apax and 10% owned by a third party and have appointed a country manager for China who will be responsible for developing the wholesale and retail distribution in that country.

The products offered by our Tommy Hilfiger brand licensing partners include:

Licensing Partner	Product Category

American Sportswear S.A.	Sportswear apparel and licensed products distribution (Central America, South America and the Caribbean)

Aramis, Inc.	Fragrance, cosmetics, skincare products and toiletries (worldwide)

Baseco S.A. DE C.V.	Sportswear apparel and licensed products distribution (excluding footwear) (Mexico)
Dobo Nexth B.V.	Men’s, women’s and children’s socks (Europe)
Fishman and Tobin, Inc.	Boys’ and girls’ apparel (United States, Canada, Puerto Rico and Guam (Macy’s stores only))

GVM International, Ltd.	Sportswear apparel and licensed products distribution (India)

Marcraft Clothes, Inc.	Men’s tailored clothing (United States and Canada)

Movado Group, Inc. / Swissam Products, Ltd.	Women’s and men’s watches and jewelry (worldwide, excluding Japan (except certain customers))

Revman International, Inc.	Bed and bedding accessories (United States, Canada and Mexico)

Safilo Group S.p.A.	Men’s, women’s and children’s eyeglasses and non-ophthalmic sunglasses, prescription frames, readers, clip-ons, goggles and ski masks (worldwide, excluding India)

SK Global Co., Ltd.	Sportswear apparel and licensed products distribution (South Korea)

Strellson AG	Men’s tailored clothing (Europe and Middle East)

Swank, Inc.	Men’s belts and small leather goods (United States, Canada and Mexico)

Tommy Hilfiger Asia-Pacific, Ltd.	Sportswear apparel and licensed products distribution (China, Hong Kong, Macau, Malaysia, Singapore, Taiwan)

Tommy Hilfiger Australia PTY, Ltd.	Men’s, women’s and children’s socks, tights and leggings, excluding pantyhose (Australia and New Zealand)

Our Tommy Hilfiger wholesale, retail and licensing operations in the United States and Canada are reported in our Tommy Hilfiger North America segment and such operations outside of North America are reported in our Tommy Hilfiger International segment.

Calvin Klein Business Overview

We believe Calvin Klein is one of the best known designer names in the world and that the Calvin Klein brands — Calvin Klein Collection, ck Calvin Klein and Calvin Klein — provide us with the opportunity to market products both domestically and internationally at higher price points, in higher-end distribution channels and to different consumer groups than most of our heritage business product offerings. Products sold under the Calvin Klein brands are sold primarily under licenses and other arrangements. Calvin Klein designs all products and/or controls all design operations and product development and oversees a worldwide marketing, advertising and promotions program for the Calvin Klein brands. We believe that maintaining control over design and advertising through Calvin Klein’s dedicated in-house teams plays a key role in the continued strength of the brands. Worldwide retail sales of products sold under the Calvin Klein brands were approximately $6.7 billion in 2010.

Our Calvin Klein business primarily consists of (i) licensing and similar arrangements worldwide for use of the Calvin Klein brands in connection with a broad array of products, including women’s sportswear, jeanswear, underwear, fragrances, eyewear, men’s tailored clothing, women’s suits and dresses, hosiery, socks, footwear, swimwear, jewelry, watches, outerwear, handbags, leather goods, home furnishings and accessories, as well as to operate retail stores outside North America, and the marketing of the Calvin Klein Collection brand high-end men’s and women’s apparel and accessories collections through our Calvin Klein Collection flagship store and our Calvin Klein Collection wholesale business (Calvin Klein Licensing Segment); and (ii) our Calvin Klein dress furnishings and men’s better sportswear businesses and our Calvin Klein retail stores located principally in premium outlet malls in the United States (Other (Calvin Klein Apparel) Segment).

Calvin Klein men’s dress shirts, neckwear and sportswear target the modern classical consumer, are marketed at better price points and are distributed principally in better fashion department and specialty stores, including Macy’s and Dillard’s, Inc. We also offer our Calvin Klein Collection and ck Calvin Klein dress shirts to the more limited channel of luxury department and specialty stores and freestanding Calvin Klein Collection and ck Calvin Klein stores.

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

An important source of our revenue is Calvin Klein’s arrangements with licensees and other third parties worldwide that manufacture and distribute globally a broad array of products under the Calvin Klein brands. For 2010, approximately 42% of Calvin Klein’s royalty, advertising and other revenue was generated domestically and approximately 58% was generated internationally. Calvin Klein combines its design, marketing and imaging skills with the specific manufacturing, distribution and geographic capabilities of its licensing and other partners to develop, market and distribute a variety of goods across a wide range of categories and to expand existing lines of business. Calvin Klein’s largest licensing and other partners in terms of royalty, advertising and other revenue earned by Calvin Klein in 2010 were Warnaco, Inc., which accounted for approximately 42%, G-III Apparel Group Ltd., which accounted for approximately 14%, and Coty, Inc., which accounted for approximately 12%.

Calvin Klein has approximately 47 wholesale product licensing arrangements. The products offered by Calvin Klein’s licensing partners include:

Licensing Partner	Product Category

CK Watch and Jewelry Co., Ltd. (Swatch SA)	Men’s and women’s watches (worldwide) and women’s jewelry (worldwide, excluding Japan)

CK21 Holdings Pte, Ltd.	Men’s and women’s bridge apparel, shoes and accessories (Asia, excluding Japan)

Coty, Inc.	Men’s and women’s fragrance and bath products (worldwide)

DWI Holdings, Inc. / Himatsingka Seide, Ltd.	Soft home bed and bath furnishings (United States, Canada, Mexico, Central America & South America)

G-III Apparel Group, Ltd.	Men’s and women’s coats; women’s better suits, dresses and sportswear; women’s active performance wear; luggage; women’s handbags (United States, Canada & Mexico)

Jimlar Corporation	Men’s and women’s footwear: better (United States, Canada & Mexico); bridge (North America, Europe & Middle East); collection (worldwide)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

McGregor Industries, Inc. / American Essentials, Inc.	Men’s and women’s socks and women’s tights (United States, Canada, Mexico, South America, Europe, Middle East and Asia, excluding Japan)

Onward Kashiyama Co. Ltd.	Men’s and women’s bridge apparel and women’s accessories (Japan)

Peerless Delaware, Inc.	Men’s better and bridge tailored clothing (United States, Canada & Mexico; South America (non-exclusive))

Warnaco, Inc.
Men’s, women’s and children’s jeanswear (nearly worldwide); men’s and boy’s underwear and sleepwear (worldwide); women’s and girl’s intimate apparel and sleepwear (worldwide); women’s swimwear (worldwide); men’s better swimwear (worldwide); men’s and women’s bridge apparel and accessories (Europe, Africa & Middle East)

Warnaco is the beneficial owner of the Calvin Klein mark for men’s and boy’s underwear and sleepwear and women’s and girl’s intimate apparel and sleepwear. However, Warnaco pays Calvin Klein an administration fee based on Warnaco’s worldwide sales of such products under an administration agreement between Calvin Klein and Warnaco. Warnaco, as the beneficial owner of the Calvin Klein mark for such products, controls the design and advertising related thereto but works closely with Calvin Klein on these matters.

Although the Calvin Klein brands were well-established when we acquired Calvin Klein in February 2003, there were numerous product categories in which no products, or only a limited number of products, were offered. Since the acquisition, we have used our core competencies to establish our men’s better sportswear business and outlet retail business; our dress furnishings business pre-dated the acquisition. In addition, we have significantly expanded the Calvin Klein business through licensing additional product categories under the Calvin Klein brands and additional geographic areas and channels of distribution in which products are sold. In order to more efficiently and effectively exploit the development opportunities for each brand, a tiered-brand strategy was established to provide a focused, consistent approach to global brand growth and development, with each of the Calvin Klein brands occupying a distinct marketing identity and position. An important element of this tiered-brand strategy is the preservation of the prestige and image of the Calvin Klein brands. To this end, we maintain a dedicated in-house marketing, advertising and design division of Calvin Klein that oversees the worldwide marketing, advertising and promotions programs for the brand. In 2010, over $300 million was spent globally in connection with the advertisement, marketing and promotion of the Calvin Klein brands and products sold by us, Calvin Klein’s licensees and other authorized users of the Calvin Klein brands, principally funded by the licensees.

Heritage Brands Business Overview

Our Heritage Brands business encompasses the design, sourcing and marketing of a varied selection of branded label dress shirts, neckwear, sportswear and footwear, as well as the licensing of our owned brands (other than the Calvin Klein and Tommy Hilfiger brands), for an assortment of products. The Heritage Brands business also includes private label dress furnishings programs, particularly neckwear programs. We design, source and market substantially all of these products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. We distribute our Heritage Brand products at wholesale in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States and Canada. Our wholesale business represents our core business and we believe that it is the basis for our brand equity. As a complement to our wholesale business, we also market our products directly to consumers through our Van Heusen, IZOD and Bass retail stores, principally located in outlet malls throughout the United States.

Heritage Brand Dress Furnishings.  Our Heritage Brand Dress Furnishings business principally includes the design and marketing of men’s dress shirts and neckwear. We market through our Heritage Brand Dress Furnishings segment both dress shirts and neckwear principally under the ARROW, IZOD, Eagle, Sean John, Trump, Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, DKNY, Elie Tahari, J. Garcia, Ike Behar and MICHAEL Michael Kors brands. We also market dress shirts under the Van Heusen, Geoffrey Beene and CHAPS brands and neckwear under the Nautica, Michael Kors Collection, Jones New York, Ted Baker, Axcess, U.S. POLO ASSN., Hart Schaffner Marx, Bass, Claiborne and Robert Graham brands. We market our dress shirt and neckwear brands, as well as various private label brands, primarily to department, mid-tier department and specialty stores, as well as, to a lesser degree, mass market stores.

The following provides additional information for some of the more significant brands, as determined based on 2010 sales volume:

The Van Heusen dress shirt has provided a strong foundation for us for most of our history and is the best selling dress shirt brand in the United States. The Van Heusen dress shirt targets the updated classical consumer, is marketed at opening to moderate price points and is distributed principally in department stores, including Belk, Inc., Stage Stores, Inc., The Bon-Ton Stores, Inc., Macy’s and J.C. Penney.

ARROW is the second best selling dress shirt brand in the United States on a unit basis. ARROW dress shirts and neckwear target the updated classical consumer, are marketed at opening to moderate price points and are distributed principally in mid-tier department stores, including Kohl’s and Sears, Roebuck and Co.

The Geoffrey Beene dress shirt is the third best selling dress shirt in department and chain stores in the United States. Geoffrey Beene dress shirts target the more style-conscious consumer, are marketed at moderate to upper moderate price points and are distributed principally in department and specialty stores, including Macy’s, Stage Stores, Bon-Ton and Casual Male Retail Group, Inc. We market Geoffrey Beene dress shirts under a license agreement with Geoffrey Beene, Inc. that expires on December 31, 2013.

Kenneth Cole New York and Kenneth Cole Reaction dress shirts and neckwear target the modern consumer, are marketed at bridge and better price points, respectively, and are distributed principally in department stores, including Macy’s. We market both brands of Kenneth Cole dress shirts and neckwear under a license agreement with Kenneth Cole Productions (Lic), Inc. that expires on December 31, 2014, which we may extend through December 31, 2019.

The CHAPS dress shirt targets the updated traditional consumer and is marketed at moderate price points. The CHAPS dress shirt is distributed principally at Kohl’s and Stage Stores. We market CHAPS dress shirts under a license agreement with PRL USA, Inc. and The Polo/Lauren Company, LP that expires on March 31, 2014.

JOE Joseph Abboud dress shirts and neckwear target the more youthful, classical consumer, are marketed at moderate to better price points and are distributed principally in department stores, including J.C. Penney. We market JOE Joseph Abboud dress shirts and neckwear under a license agreement with J.A. Apparel Corp. that expires on December 31, 2012 and which we may extend, subject to mutual consent, through December 31, 2015.

The Eagle dress shirt, a 100% cotton, no-iron shirt, and Eagle neckwear target the updated traditional consumer, are marketed at better price points and are distributed principally in department stores, including Macy’s and Bon-Ton.

DKNY dress shirts and neckwear target the modern consumer, are marketed at better price points and are distributed principally in department stores, including Macy’s. We market DKNY dress shirts and neckwear under license agreements with Donna Karan Studio, LLC each of which expire on December 31, 2012. We may extend our dress shirt license agreement, subject to certain conditions, through December 31, 2017.

IZOD dress shirts and neckwear target the modern traditional consumer, are marketed at moderate price points and are distributed principally in department stores, including Belk and J.C. Penney.

Trump dress shirts and neckwear target the modern classical consumer, are marketed at better price points and are distributed principally at Macy’s. We market Trump dress shirts and neckwear under a license agreement with Donald J. Trump that expires on December 31, 2012.

MICHAEL Michael Kors dress shirts and neckwear target the modern consumer, are marketed at moderate to better price points and are distributed principally in department stores, including Macy’s and Bon-Ton. We market MICHAEL Michael Kors dress shirts and neckwear under a license agreement with Michael Kors, LLC that expires on January 31, 2013 and which we may extend, subject to mutual consent, through January 31, 2016.

We also offer private label dress shirt and neckwear programs to retailers. Private label offerings enable a retailer to sell its own line of exclusive merchandise at generally higher margins. These programs present an opportunity for us to leverage our design, sourcing, manufacturing and logistics expertise. Our private label customers work with our designers to develop the styles, sizes and cuts that the customers desire to sell in their stores under their private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy product exclusivity at generally higher margins. Private label products, however, generally do not have the same level of consumer recognition as branded products and we do not provide retailers with the same breadth of services and in-store sales and promotional support as we do for our branded products. We market private label dress shirts and neckwear to national department and mass market stores. Our private label dress shirt program currently consists of George for Wal-Mart and Apt. 9 for Kohl’s. Our private label neckwear programs include George for Wal-Mart, Murano, Daniel Cremieux and Roundtree & Yorke for Dillard’s, Club Room for Macy’s, Croft & Barrow and

Apt. 9 for Kohl’s, Express for Express stores, Merona for Target Corporation, Nordstrom, John W. Nordstrom, Calibrate and 1901 for Nordstrom, Inc., Stafford and J. Ferrar for J.C. Penney, Statements and Kenneth Roberts for Bon-Ton, Madison and Saddlebred for Belk, DBG, Stapleford and Hawkins McGill for Urban Outfitters, Incorporated, Saks Men’s Collection for Saks, Incorporated’s Saks Fifth Avenue stores, Bloomingdales Men’s Store for Bloomingdale’s and Black Brown for Lord & Taylor.

Heritage Brand Sportswear.  Our Heritage Brand Sportswear segment principally includes the design and marketing of sportswear, including men’s knit and woven sport shirts, sweaters, bottoms, swimwear, boxers and outerwear, at wholesale, principally under the IZOD, Van Heusen, ARROW, Geoffrey Beene and Timberland brands. We also market women’s sportswear, including knit and woven sport shirts, sweaters, bottoms and outerwear under the IZOD brand.

IZOD is the best selling branded men’s knit sport shirt in the United States on a unit basis. IZOD men’s sportswear includes a broad range of product categories, including:  the classic IZOD blue label (updated classic sportswear for J.C. Penney and regional department stores), IZOD XFG (performance/technical activewear), IZOD LX (a line of sportswear exclusive to Macy’s), main floor pants and Big and Tall sub-brands. IZOD men’s sportswear is targeted to the active inspired consumer, is marketed at moderate to upper moderate price points and is distributed principally in department stores, including Macy’s, Stage Stores, Belk, Bon-Ton and J.C. Penney.

IZOD women’s apparel consists of a range of sportswear targeted to the active consumer. The brand is marketed at upper moderate to opening better price points and is distributed principally in department stores, including Stage Stores, Belk, Bon-Ton and J.C. Penney.

Van Heusen is the best selling branded men’s woven sport shirt in the United States on a unit basis. The Van Heusen sportswear collection also includes knit sport shirts, chinos and sweaters. Like Van Heusen dress shirts, Van Heusen sport shirts, chinos and sweaters target the updated classical consumer, are marketed at opening to moderate price points and are distributed principally in department stores, including J.C. Penney, Belk, Macy’s, Stage Stores and Bon-Ton.

ARROW is one of the best selling branded men’s woven sport shirts in the United States. ARROW sportswear consists of men’s knit and woven tops, sweaters and bottoms. ARROW sportswear targets the updated traditional consumer, is marketed at moderate price points and is distributed principally in mid-tier department stores, including Kohl’s, Stage Stores and Sears.

Timberland men’s sportswear is targeted to an outdoor inspired lifestyle consumer, is marketed at opening better men’s collection price points and is distributed principally in department stores, including Macy’s and Bon-Ton and through The Timberland Company’s outlet retail stores. We market Timberland men’s sportswear at wholesale under a license agreement with The Timberland Company that expires on December 31, 2012 and which we may extend, subject to certain conditions, through December 31, 2017.

Geoffrey Beene sportswear is distributed on a limited basis and is positioned as an updated classic designer label for men’s woven and knit sport shirts, targeting a style-conscious consumer. We market Geoffrey Beene men’s sportswear at wholesale under the same license agreement as we market Geoffrey Beene dress shirts, which expires on December 31, 2013.

Heritage Brand Retail.  We operate retail locations through our Heritage Brand Retail segment under the Van Heusen, IZOD and Bass names. We operate these stores primarily in outlet centers throughout the United States. We believe our retail stores are an important complement to our wholesale operations because we believe that the stores further enhance consumer awareness of our brands by offering products that are not available in our wholesale lines, while also providing a means for managing excess inventory. Our heritage brand outlet stores range in size from 1,000 to 12,000 square feet, with an average of approximately 5,000 square feet.

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

Licensing.  We license our heritage brands globally for a broad range of products through approximately 40 domestic and 40 international license agreements covering approximately 120 territories combined. We look for suitable licensing opportunities because we believe that licensing provides us with a relatively stable flow of revenues with high margins, and extends and strengthens our brands.

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

The products offered by our heritage brand licensing partners under these brands include:

Licensing Partner	Product Category

Arvind Mills, Ltd.	ARROW men’s and women’s dresswear, sportswear and accessories (India, Middle East, Ethiopia, Maldives & Nepal); IZOD men’s sportswear and accessories (India)

Clearvision Optical Company, Inc.	IZOD men’s and children’s optical eyewear and related accessories (United States)

ECCE	ARROW men’s and women’s dresswear, sportswear and accessories (France, Switzerland, Andorra & Morocco)

Fishman & Tobin, Inc.
Van Heusen and ARROW boys’ dresswear and sportswear; IZOD boys’ sportswear; IZOD and ARROW boys’ and girls’ school uniforms; ARROW men’s tailored clothing; IZOD boys’ tailored clothing (United States & Canada)

Gazal Apparel Pty Limited	Van Heusen men’s dresswear and accessories (Australia & New Zealand)

Gemini Cosmetics, Inc.	IZOD men’s fragrances (United States)

Harbor Wholesale, Ltd.	Bass and G.H. Bass & Co. wholesale footwear (worldwide); IZOD footwear (United States)

Beijing Innovative Garments	ARROW men’s dresswear and sportswear (China)

Knothe Apparel Group, Inc.	IZOD men’s and boys’ sleepwear and loungewear, men’s thermal underwear (United States & Canada)

Leighton Daniel Group LLC	IZOD men’s and women’s collegiate sportswear (United States)

Manufacturas Interamericana S.A.	ARROW men’s and women’s dresswear, sportswear and accessories (Chile, Peru, Argentina &Uruguay)

Peerless Delaware, Inc.	Van Heusen and IZOD men’s tailored clothing (United States & Mexico)

Randa Canada LTD./Randa Corp. d/b/a Randa Accessories	ARROW men’s and boys’ belts, wallets and suspenders (Canada); Van Heusen men’s and boys’ neckwear (United States)

Thanulux Public Company, Ltd.	ARROW men’s dresswear, sportswear and accessories; ARROW women’s dresswear and sportswear (Thailand &Vietnam)

WestPoint Home, Inc.	IZOD home products (United States)

Our Business Strategy

We intend to capitalize on the significant opportunities presented by the acquisition of Tommy Hilfiger, as well as continue to focus on growing Calvin Klein and increasing the revenue and profitability of our heritage business through the execution of the following strategies:

Tommy Hilfiger

Continue to grow the European business.  We believe that there is significant potential for further expansion in Europe. Among other initiatives, our current strategies for the European market include:

•	Growing the business in product categories that we believe are currently underdeveloped in Europe, such as pants, outerwear, underwear and accessories, as well as the womenswear collection;

•
Increasing the Tommy Hilfiger brand’s presence in under-penetrated markets where we believe there is growth potential, such as Italy, France, the United Kingdom, Scandinavia and Central and Eastern Europe, through both our own retail expansion and increased wholesale sales, which we intend to support with increased advertising and marketing activities; and

•	Increasing Tommy Hilfiger’s overall presence in Europe through the expansion of specialty and outlet retail stores.

Grow and continue to strengthen the North American business.  We intend to achieve growth in the North American business by:

•
Expanding our strategic alliance with Macy’s by leveraging our logistics capabilities and “preferred vendor” relationship with Macy’s and adding product categories to the merchandise assortments, increasing and enhancing the locations of “shop-in-shop” stores in high-volume Macy’s stores and featuring Tommy Hilfiger products in Macy’s marketing campaigns; and

•	Expanding product offerings by Tommy Hilfiger and its licensees in both the retail and wholesale channels.

Expansion of Opportunities Outside of Europe and North America.

•
We intend to capitalize on opportunities, when the environment in Japan stabilizes, to grow the Tommy Hilfiger business in Japan by continuing to open new stores, introducing regional sizing, enhancing product offerings and other initiatives targeted at local market needs.

•
We have entered into an agreement to acquire Tommy Hilfiger’s licensee’s business in China in the second half of 2011 (as part of a joint venture with the former shareholders of Tommy Hilfiger and a third party). This transaction should put us in a better position to support the development and expansion of the business in this important market where we believe there are many opportunities for growth.

•
We intend to continue a balanced strategy, acquiring licensees, distributors and franchisees where we believe we can achieve greater scale and success compared to our partners, while at the same time licensing businesses for product categories and markets when we believe experienced and/or local partners provide the best opportunity for success.

Further Penetrate e-Commerce Channel.  In September 2009, Tommy Hilfiger re-launched its e-commerce business using a new platform in selected European countries and North America. We intend to seek to improve the online capabilities and functions of the e-commerce sites to improve the shopping experience and attract additional business.

Realize Identified Cost Synergy Opportunities.  While we intend to keep much of the European operations, design divisions and marketing and advertising functions intact, we believe the acquisition creates opportunities to reduce overhead and back office expenses in North America, some of which we have already begun to realize.

Calvin Klein

We acquired Calvin Klein because of the significant growth opportunities presented by the Calvin Klein brands. The tiered-brand strategy we created for the Calvin Klein brands established a strategic brand architecture to guide the global brand growth and development of all three brand tiers by differentiating each of the Calvin Klein brands with distinct marketing identities, positioning and channels. Additionally, branding product across three tiers allows flexibility from market to market to build businesses that address the differences between markets. We have approximately 57 licensing and other arrangements across the three Calvin Klein brands. These arrangements grant rights to produce products over a broad range of categories and, in certain cases, also grant rights to open retail stores in countries outside of the United States.

•
Calvin Klein Collection.  The principal growth opportunity for our “halo” brand is to broaden the current distribution through the continued opening of freestanding stores operated throughout the world by our experienced retail partners, as well as through expanded distribution by our wholesale men’s and women’s high-end collection apparel and accessories business within premier department stores and specialty stores in both the United States and overseas.

•
ck Calvin Klein.  Our “bridge” brand, ck Calvin Klein, provides significant growth opportunities, particularly in Europe and Asia, where apparel and accessories are more traditionally sold in the upper-moderate to upper “bridge” price range. Specific growth opportunities include:

•
Broadening distribution of apparel and accessories through continued expansion in key markets such as Southeast Asia, China and Japan, as well as Europe and the Middle East. ck Calvin Klein apparel and accessories were available in Europe, Asia and Japan, as well as in approximately 80 freestanding ck Calvin Klein stores in Asia-Pacific (excluding Japan), Europe and the Middle East at the end of 2010. We currently expect that additional freestanding ck Calvin Klein stores will be opened by licensees by the end of 2011;

•	Expansion of the watch and jewelry lines worldwide; and

•
Introduction of additional ck Calvin Klein fragrances, such as the men’s and women’s ckIN2U (Spring 2007) and ckFree (Fall 2009), which have contributed to the growth of the ck Calvin Klein brand globally.

•
Calvin Klein.  We believe that the Calvin Klein white label “better” brand presents the largest growth opportunity, particularly in the United States, Canada and Mexico. Growth opportunities for this brand include:

•	Continued expansion of our men’s sportswear business;

•	Continued development of the licensed lines of men’s and women’s footwear, handbags, women’s sportswear, women’s suits, dresses, women’s swimwear and men’s outerwear;

•	Introduction and growth of new fragrance offerings and brand extensions, such as Secret Obsession (Fall 2008) and Calvin Klein Beauty (Fall 2010) fragrances;

•
Introduction and growth of new underwear brand extensions, such as the women’s Seductive Comfort (Fall 2008), men’s and women’s Black & White (Spring 2009), men’s X (Spring 2010) and women’s Envy (Fall 2010) lines;

•	Introduction and growth of new jeanswear extensions, such as the men’s and women’s Body (Fall 2009) lines; and

•
Pursuit of additional licensing opportunities for new product lines, such as the introduction of a women’s performance line (Spring 2008) and two furniture lines, Calvin Klein Home (January 2009) and The Curator Collection By Calvin Klein Home (Fall 2009).

Heritage Brand Business

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

•
Pursue international growth.  We intend to expand the international distribution of our brands. To date, we have done so principally through licensing. Following the Tommy Hilfiger acquisition, we also intend to do so through exploring opportunities to develop larger European businesses for our heritage brands under the leadership of the Tommy Hilfiger European management team. During the third quarter of 2010 we announced the formation of PVH Europe, a division managed by a team of Tommy Hilfiger executives and dedicated staff based in Amsterdam. The division has been formed to exploit international opportunities for our heritage brands. Its first endeavor will be operating the ARROW business in parts of Europe commencing with the Fall 2011 collection. We have approximately 40 license agreements, covering approximately 120 territories outside of the United States to use our heritage brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances. We also conduct international business directly, selling dress furnishings and sportswear products to department and specialty stores throughout Canada. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we believe we are underpenetrated, such as Europe and Asia.

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

Tommy Hilfiger seeks to reinforce the premium positioning of the Tommy Hilfiger brands by taking a coordinated and consistent worldwide approach to brand management. Products are then adapted and executed on a regional basis in order to adjust for local or regional sizing, fitting, weather, trends and demand. Tommy Hilfiger believes that regional execution helps it anticipate, identify and respond more readily to changing consumer demand, fashion trends and local taste. It also reduces the importance of any one collection and enables the brand to appeal to a wider range of customers.

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

In 2010, approximately 350 different manufacturers produced our apparel products in approximately 500 factories and over 30 countries worldwide. With the exception of handmade and handfinished neckwear, which is made in our Los Angeles, California facility and which accounts for less than 15% of our total quantity of neckwear sourced and produced, virtually all of our products are produced by independent manufacturers located in foreign countries. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production, and quantities are finalized at that time. We believe we are one of the largest users of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. Most of our dress shirts and all of our sportswear are sourced and manufactured in the Far East, the Indian subcontinent, the Middle East, the Caribbean and Central America. Our footwear is sourced and manufactured through third party suppliers principally in the Far East, Europe, South America and the Caribbean. Our neckwear fabric is sourced primarily from Europe and the Far East. The manufacturers of all of these items are required to meet our quality, cost and human rights requirements. No single supplier is critical to our production needs, and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. Given our extensive network of sourcing partners, we believe we are able to obtain goods at a competitive cost and on a timely basis.

Tommy Hilfiger is a party to a nonexclusive agreement with Li & Fung Trading Limited under which Li & Fung performs most of Tommy Hilfiger’s sourcing work. Under the terms of the agreement, Tommy Hilfiger is required to use Li & Fung for at least 54% of its sourced products. Our Tommy Hilfiger business also uses other third-party buying offices for a portion of its sourced products and has a small in-house sourcing team.

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

Warehousing and Distribution

To facilitate distribution, our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment. Our centers range in size and are located in the United States in Brinkley, Arkansas; Los Angeles, California; Austell, Georgia; Jonesville, North Carolina; Reading, Pennsylvania; and Chattanooga, Tennessee; and internationally in Venlo and Tegelen, The Netherlands; Montreal, Canada; and Urayasu-shi, Japan. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores, as the case may be, on a cost-effective basis. This includes the use of various forms of electronic communications to meet customer needs, including advance shipping notices for certain customers.

We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing inventory management. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, our broad array of product availability and our quick response capabilities. Certain of our products can be ordered at any time through our EDI replenishment systems. For customers who reorder these products, we generally ship these products within one to two days of order receipt. At the end of 2010 and 2009, our backlog of open customer orders totaled $608 million and $114 million, respectively.

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

In the United States we advertise our brands in national print media (including fashion, entertainment/human interest, business, men’s, women’s and sports magazines and The New York Times), on the Internet, on television and through outdoor signage and sports sponsorships. We have an agreement for our IZOD brand to be the title sponsor of the IZOD IndyCar Series for a five-year term that commenced with the 2010 season and, pursuant to an earlier agreement, are also the official apparel partner of the Indy Racing League and the Indianapolis Motor Speedway. In 2010, we also had a one-year sponsorship of Team Andretti and driver Ryan Hunter-Reay in the Indy Racing League. We have recently entered into a sponsorship agreement with Team Penske and driver Ryan Briscoe in the Indy Racing League for the 2011-2013 racing seasons. We are also contracted with the New Jersey Sports and Exposition Authority for the naming rights to the IZOD Center sports and entertainment arena and are a sponsor of the National Basketball Association’s New Jersey Nets. Our Van Heusen brand continues to be the sponsor of the Van Heusen Pro Football Hall of Fame Fan’s Choice, through which football fans can express their opinions on who should get elected to the Pro Football Hall of Fame. In 2010, we expanded our professional football marketing and media campaign through a Van Heusen sponsorship with the National Football League and an all-brand regional sponsorship agreement with the New York Giants. We also participate in cooperative advertising programs with our customers, as we believe that brand awareness and in-store positioning are further strengthened by our contributions to such programs.

With respect to our North America retail operations, we generally rely upon local outlet mall developers to promote traffic for their centers. Outlet center developers employ multiple formats, including signage (highway billboards, off-highway directional signs, on-site signage and on-site information centers), print advertising (brochures, newspapers and travel magazines), direct marketing (to tour bus companies and travel agents), radio and television and special promotions.

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

We believe that Tommy Hilfiger is also one of the world’s most well-known designer brands.  This has been achieved through consistent implementation of a global communications strategy across all channels of distribution.  The Tommy Hilfiger marketing and communications team works closely with all functional areas of the business across all regions to present a cohesive brand message to trade and consumers.  We develop and coordinate Tommy Hilfiger advertising for all regions and product lines, brand licensees and regional distributors.  Advertisements for Tommy Hilfiger brand products appear primarily in fashion and lifestyle magazines, newspapers, outdoor media, in cinema and on television.  Selected personal appearances by Mr. Hilfiger, runway shows, brand events, corporate sponsorships, customer relationship management, anchor stores, trade shows and retail store windows are also used as marketing and public relations media. Tommy Hilfiger employs advertising, marketing and communications staff, including an in-house creative team, as well as outside agencies, to implement these efforts. Most of Tommy Hilfiger’s licensees and distributors are required to contribute a percentage of their net sales of Tommy Hilfiger products, generally subject to minimum amounts, to the advertising and promotion of the Tommy Hilfiger brand and products. We maintain multiple showroom facilities and sales offices in Europe,

North America and Japan for Tommy Hilfiger. We launch significant brand advertising campaigns two times per year in Spring/Summer and Fall/Winter to provide maximum consumer visibility of the new seasonal collections and to support sell-through. In addition to offering a broad array of Tommy Hilfiger apparel and licensed products, Tommy Hilfiger’s website, www.tommy.com, also serves as a marketing vehicle to complement the ongoing development of the Tommy Hilfiger lifestyle brand.

Trademarks

We own the Van Heusen, Bass, G.H. Bass & Co., IZOD, ARROW, Eagle and Tommy Hilfiger brands, as well as related trademarks (e.g., Van Heusen Studio, IZOD PFX and the Tommy Hilfiger flag logo and crest design) and lesser-known names. These trademarks are registered for use in each of the primary countries where our products are sold and additional applications for registration of these and other trademarks are made in jurisdictions to accommodate new marks, uses in additional trademark classes or additional categories of goods or expansion into new countries.

We beneficially own the Calvin Klein marks and derivative marks in all trademark classes and for all product categories within each class, other than underwear, sleepwear and loungewear in Class 25 (which are owned by Warnaco). Calvin Klein and Warnaco are each an owner, to the extent described in the preceding sentence, of the Calvin Klein Trademark Trust, which is the sole and exclusive title owner of substantially all registrations of the Calvin Klein trademarks. The sole purpose of the Trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the Trust pursuant to a servicing agreement. The Trust licenses to Warnaco on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks on men’s and boys’ underwear and sleepwear and women’s and girls’ intimate apparel and sleepwear, and to Calvin Klein on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks on all other products. Warnaco pays us an administrative fee based on Warnaco’s worldwide sales of underwear, intimate apparel and sleepwear products bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco.

We allow Mr. Calvin Klein to retain the right to use his name, on a non-competitive basis, with respect to his right of publicity, unless those rights are already being used in the Calvin Klein business. Mr. Klein has also been granted a royalty-free worldwide right to use the Calvin Klein mark with respect to certain personal businesses and activities, such as motion picture, television and video businesses, a book business, writing, speaking and/or teaching engagements, non-commercial photography, charitable activities and architectural and industrial design projects, subject to certain limitations designed to protect the image and prestige of the Calvin Klein brands and to avoid competitive conflicts.

We are party to an agreement with Mr. Tommy Hilfiger pursuant to which he acknowledges our ownership of the Tommy Hilfiger and Tommy Hilfiger-related trademarks and under which he is prohibited, in perpetuity, from using, or authorizing others to use, these marks (except for the use by Mr. Hilfiger of his name personally and in connection with certain specified activities). In addition, under such agreement we are prohibited, in perpetuity, from selling products not ordinarily sold under the names of prestige designer businesses or prestige global lifestyle brands without Mr. Hilfiger’s consent, from engaging in new lines of business materially different from such types of lines of business, without Mr. Hilfiger’s consent, or from disparaging or intentionally tarnishing the Tommy Hilfiger-related marks or Mr. Hilfiger’s personal name. The products that we are prohibited from selling include cigarettes, dog food and alcohol. Certain lines of business will not be considered “new lines of business” for purposes of the agreement, including apparel, fashion, eyewear, accessories, housewares, home and bedding products, personal care products, footwear, watches and leather goods.

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

We regard the license to use our trademarks and our other intellectual property rights in the trademarks as valuable assets in marketing our products and vigorously seek to protect them, on a worldwide basis, against infringement. We are susceptible to others imitating our products and infringing on our intellectual property rights. This is especially the case with respect to the Calvin Klein and Tommy Hilfiger brands, as the Calvin Klein and Tommy Hilfiger brands enjoy significant worldwide consumer recognition and their generally higher pricing provides significant opportunity and incentive for counterfeiters and infringers. We have a broad, proactive enforcement program, which we believe has been generally effective in controlling the sale of counterfeit Calvin Klein and Tommy Hilfiger products in the United States and in major markets abroad. We have taken enforcement action with respect to our other marks on an as-needed basis.

Contingent Purchase Price Payments

Prior to our acquisition of Calvin Klein, Calvin Klein was obligated to pay Mr. Calvin Klein and his heirs in perpetuity a percentage of sales of certain products bearing any of the Calvin Klein brands under a design services letter agreement. In connection with our acquisition of Calvin Klein, we bought all of Mr. Klein’s rights under that agreement in consideration for a warrant to purchase our common stock and for granting him the right to receive from us contingent purchase price payments based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. In addition, Mr. Klein was released from all of his obligations under that agreement, including his obligation to render design services to Calvin Klein, and the design services letter agreement was terminated. Our obligation to make contingent purchase price payments to Mr. Klein in connection with our acquisition of Calvin Klein is guaranteed by our Calvin Klein subsidiaries and is secured by a pledge of all of the equity interests in our Calvin Klein subsidiaries and a first priority lien on substantially all of our domestic Calvin Klein subsidiaries’ assets. Events of default under the agreements governing the collateral for our contingent payment obligations to Mr. Klein, include, but are not limited to (1) our failure to make payments to Mr. Klein when due, (2) covenant defaults, (3) cross-defaults to other indebtedness in excess of an agreed amount, (4) events of bankruptcy, (5) monetary judgment defaults and (6) a change of control, including the sale of any portion of the equity interests in our Calvin Klein subsidiaries. An event of default under those agreements would permit Mr. Klein to foreclose on his security interest in the collateral. In addition, if we fail to pay Mr. Klein a contingent purchase price payment when due and such failure to pay continues for 60 days or more after a final judgment by a court is rendered relating to our failure to pay, Mr. Klein will no longer be restricted from competing with us as he otherwise would be under the non-competition provisions contained in the purchase agreement relating to our acquisition of Calvin Klein, although he would still not be able to use any of the Calvin Klein brands or any similar trademark in any competing business.

Competition

The apparel industry is competitive as a result of its fashion orientation, mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. Some of our larger branded competitors include Polo Ralph Lauren Corporation, V.F. Corporation, Perry Ellis International, Inc. and The Timberland Company. With respect to Calvin Klein, we believe The Donna Karan Company, LLC, Polo Ralph Lauren’s Purple Label, Giorgio Armani S.p.A., Gucci Group N.V. and Prada S.p.A. Group also are our competitors. Tommy Hilfiger’s competitors vary by geography and product type but principally include Burberry Group PLC, Gant Company AB, Hugo Boss AG, Lacoste S.A., Diesel S.p.A., Pepe Jeans, S.L., V.F. Corporation, Guess?, Inc. and Polo Ralph Lauren Corporation. In addition, we face significant competition from retailers, including our own wholesale customers, through their private label programs.

We compete primarily on the basis of style, quality, price and service. Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in these areas. We believe we are well-positioned to compete in the apparel industry. Our diversified portfolio of brands and products and our use of multiple channels of distribution have allowed us to develop a business that produces results which are not dependent on any one demographic group, merchandise preference or distribution channel. We have developed a portfolio of brands that appeal to a broad spectrum of consumers. Our owned brands have long histories and enjoy high recognition within their respective consumer segments. We develop our owned and licensed brands to complement each other and to generate strong consumer loyalty. The Calvin Klein and Tommy Hilfiger brands generally provide us with the opportunity to develop businesses that target different consumer groups at higher price points and in higher-end distribution channels than our other brands, as well as with significant global opportunities due to the worldwide recognition of the brands.

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

Employees

As of January 30, 2011, we employed approximately 10,500 persons on a full-time basis and approximately 12,200 persons on a part-time basis. Approximately 2% of our employees were represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	53	Chairman and Chief Executive Officer
Allen E. Sirkin	68	President and Chief Operating Officer
Michael A. Shaffer	48	Executive Vice President and Chief Financial Officer
Francis K. Duane	54	Vice Chairman, Wholesale Apparel
Paul Thomas Murry	60	President and Chief Executive Officer, Calvin Klein
Fred Gehring	56	Chief Executive Officer of Tommy Hilfiger and International Operations of the Company

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

Mr. Fred Gehring has been employed by Tommy Hilfiger since 1996. Mr. Gehring retained his position as Chief Executive Officer, Tommy Hilfiger upon our acquisition of Tommy Hilfiger in 2010 and was also named Chief Executive Officer of International Operations of the Company upon such acquisition.

Item 1A. Risk Factors

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

A few of our customers, including Macy’s, J.C. Penney, Kohl’s and Wal-Mart, account for significant portions of our revenue. Sales to our five largest customers were 22.6% of our revenue in 2010, 31.0% of our revenue in 2009 and 31.7% of our revenue in 2008. Macy’s, our largest customer, accounted for 10.1% of our revenue in 2010, 11.9% of our revenue in 2009 and 11.5% of our revenue in 2008.

Tommy Hilfiger is party to a strategic alliance with Macy’s providing for the exclusive wholesale distribution in the United States of most men’s, women’s and children’s sportswear under the Tommy Hilfiger brand. The current term of the agreement with Macy’s ends on January 31, 2014 and is renewable at the option of Macy’s for up to two additional renewal terms of three years each. Prior to our acquisition of Tommy Hilfiger, Macy’s represented approximately 14% of Tommy Hilfiger’s North America revenue and 6% of its total revenue. As a result of this strategic alliance, the success of Tommy Hilfiger’s North American wholesale business is substantially dependent on this relationship and on Macy’s ability to maintain and increase sales of Tommy Hilfiger products. Upon the expiration of the current term of the Macy’s agreement and each subsequent three-year term, Macy’s may be unwilling to renew the Macy’s agreement on favorable terms, or at all. In addition, our and Tommy Hilfiger’s United States wholesale businesses may be affected by any operational or financial difficulties that Macy’s experiences, including any deterioration in Macy’s overall ability to attract customer traffic or in its overall liquidity position.

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

A significant portion of our business strategy involves growing our Calvin Klein and Tommy Hilfiger businesses. Our realization of revenue and profitability growth from Calvin Klein and Tommy Hilfiger will depend largely upon our ability to:

•	continue to maintain and enhance the distinctive brand identity of the Calvin Klein and Tommy Hilfiger brands;

•	retain key employees at our Calvin Klein and Tommy Hilfiger businesses;

•	continue to maintain good working relationships with Calvin Klein’s and Tommy Hilfiger’s licensees;

•	continue to enter into new (or renew or extend existing) licensing agreements for the Calvin Klein and Tommy Hilfiger brands, both domestically and internationally; and

•	continue to strengthen and expand the Tommy Hilfiger business.

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

In connection with the acquisition of Tommy Hilfiger, we borrowed term loans (of which $1.7 billion in principal amount was outstanding as of January 30, 2011) under our senior secured credit facility and issued $600 million in high-yield notes. We also have $100 million of secured debentures outstanding. Our level of debt could have important consequences to investors, including:

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

Our exposure to fluctuations in foreign currency exchange rates has increased significantly as a result of the acquisition of Tommy Hilfiger, as the Tommy Hilfiger business has a substantial international component. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Japanese Yen and the Canadian dollar, will have a significantly larger negative impact on our results of operations than prior to the acquisition of Tommy Hilfiger. Our Tommy Hilfiger business purchases the majority of the products that it sells in United States dollars, which exposes the international Tommy Hilfiger business to foreign exchange risk as the United States dollar fluctuates. As such, we currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with United States dollar denominated purchases by the Tommy Hilfiger international business.

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

•	a significant decrease in factory and shipping capacity;

•	a significant increase in wage and shipping costs;

•	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	the migration and development of manufacturers, which could affect where our products are or are planned to be produced;

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

We are dependent on third parties to source and/or manufacture our products and any disruption in the relationship with these parties or in their businesses may materially adversely affect our businesses.

We rely upon independent third parties for the vast majority of our apparel and footwear products. A manufacturer’s failure to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers could have a material adverse effect on our revenue and, consequently, our results of operations.

In addition, we are a party to a non-exclusive buying agency agreement with Li & Fung to carry out most of our sourcing for Tommy Hilfiger products. Li & Fung is one of the world’s largest buying agencies for apparel and related goods and is our largest buying office for Tommy Hilfiger products. Under the terms of the agreement, we are required to use Li & Fung for at least 54% of our global sourcing needs for Tommy Hilfiger products. The buying agency agreement with Li & Fung is terminable by us upon 12 months’ prior notice for any reason, and is terminable by either party (i) upon six months’ prior notice in the event of a material breach by the other party and (ii) immediately upon the occurrence of certain bankruptcy or insolvency events relating to the other party. We also use other third-party buying offices for a portion of our sourcing for Tommy Hilfiger products and have retained a small in-house sourcing team. Any interruption in the operations of Li & Fung or other buying offices, or the failure of Li & Fung or other buying offices to perform effectively their services for us, could result in material delays, reductions of shipments and increased costs. Furthermore, such events could harm our wholesale and retail relationships. Although alternative sourcing companies exist, we may be unable to source Tommy Hilfiger products through other third parties, if at all, on terms commercially acceptable to us and on a timely basis. Any disruption in our relationship with our buying offices or businesses, particularly Li & Fung, could have a material adverse effect on our cash flows, business, financial condition and results of operations.

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

Royalty, advertising and other revenue from Calvin Klein’s three largest licensing partners accounted for approximately 69% of its royalty, advertising and other revenue in 2010. From the date of our acquisition of Tommy Hilfiger through January 30, 2011, royalty, advertising and other revenue from Tommy Hilfiger’s three largest licensing partners accounted for approximately 36% of its royalty, advertising and other revenue. We also derive licensing revenue from our Van Heusen, IZOD, Bass, G.H. Bass & Co. and ARROW brand names, as well as from the sublicensing of Geoffrey Beene. The operating profit associated with our royalty, advertising and other revenue is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant licensing partner, whether due to the termination or expiration of the relationship, the cessation of the licensing partner’s operations or otherwise (including as a result of financial difficulties of the partner), without an equivalent replacement, could materially affect our profitability.

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

Our North American retail stores are located principally in outlet malls, which are typically located in or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. As a result, reduced travel resulting from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks could have a material adverse affect on us. In 2008 and 2009, certain of our and Tommy Hilfiger’s businesses and those of certain of our and Tommy Hilfiger’s licensees were adversely affected by the curtailment of travel that accompanied the global economic slowdown. Other factors which could affect the success of our stores include:

•	the location of the mall or the location of a particular store within the mall;

•	the other tenants occupying space at the mall;

•	increased competition in areas where the outlet malls are located; and

•	the amount of advertising and promotional dollars spent on attracting consumers to the malls.

           We may be unable to protect our trademarks and other intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights. Since our acquisitions of Calvin Klein and Tommy Hilfiger, we are more susceptible to infringement of our intellectual property rights, as the Calvin Klein and Tommy Hilfiger brands enjoy significant worldwide consumer recognition, and the generally higher pricing of Calvin Klein and Tommy Hilfiger branded products creates additional incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenue. We cannot assure you that the actions we take to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. For example, in the past we were involved in proceedings relating to a company’s claim of prior rights to the IZOD mark in Mexico and to another company’s claim of prior rights to the Calvin Klein mark in Chile. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands, both domestically and internationally.

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

Competition is intense in the apparel industry. We compete with numerous domestic and foreign designers, brands, manufacturers and retailers of apparel, accessories and footwear, some of which are significantly larger or more diversified or have greater resources than we do. In addition, through their use of private label programs, we compete directly with our wholesale customers. We compete within the apparel industry primarily on the basis of:

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

We have direct operations in a number of countries, including the United States, Canada, the Netherlands, Germany, the United Kingdom, Italy, Japan, Hong Kong and China, and the applicable tax rates vary by jurisdiction. As a result, our overall effective tax rate could be materially affected by the relative level of earnings in the various taxing jurisdictions to which our earnings are subject. In addition, the tax laws and regulations in the various countries in which we operate may be subject to change and there may be changes in interpretation and enforcement of tax law. As a result, we may face increases in taxes payable if tax rates increase, or if tax laws, regulations or treaties in the jurisdictions in which we operate are modified by the competent authorities in an adverse manner.

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

If we are unable to fully utilize our deferred tax assets, our profitability could be reduced.

Our deferred income tax assets are valuable to us. These assets include tax loss and foreign tax credit carryforwards in various jurisdictions. Realization of deferred tax assets is based on a number of factors, including whether there will be adequate levels of taxable income in future periods to offset the tax loss and foreign tax credit carryforwards in jurisdictions where such assets have arisen. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future. In assessing the adequacy of our valuation allowances, we consider various factors including reversal of deferred tax liabilities, forecasted future taxable income, and potential tax planning strategies. In addition, the United States tax rules impose an annual limit on the amount of certain loss carryovers of Tommy Hilfiger that we can use following the acquisition, and, depending on our taxable income in tax years following the acquisition, such limit may be material. These factors could reduce the value of the deferred tax assets, which could have a material effect on our profitability.

Provisions in our certificate of incorporation and our by-laws and Delaware General Corporation Law could make it more difficult to acquire us and may reduce the market price of our common stock.

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

In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties which we currently occupy are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate, apparel and footwear administrative offices and showrooms	Leased	209,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	183,000
Bridgewater, New Jersey	Corporate, finance and retail administrative offices	Leased	224,000
New York, New York	Tommy Hilfiger administrative offices and showrooms	Leased	330,000
Los Angeles, California	Warehouse and neckwear manufacturing facility	Leased	200,000
McDonough, Georgia	Warehouse and distribution center	Leased	851,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	747,000
Austell, Georgia	Warehouse and distribution center	Leased	562,000
Chattanooga, Tennessee	Warehouse and distribution center	Owned	451,000
Reading, Pennsylvania	Warehouse and distribution center	Owned	410,000
Brinkley, Arkansas	Warehouse and distribution center	Owned	112,000
Hong Kong, China	Corporate administrative offices	Leased	74,000
Trento, Italy	Calvin Klein administrative offices and warehouse	Leased	42,000
Amsterdam, The Netherlands	Tommy Hilfiger administrative offices, warehouse and showrooms	Leased	169,000
Venlo/Tegelen, The Netherlands	Warehouse and distribution centers	Leased	780,000
Dusseldorf, Germany	Tommy Hilfiger showrooms	Leased	65,000
Urayasu-shi, Japan	Warehouse and distribution center	Leased	59,000

In addition, we lease certain other administrative/support offices and showrooms in various domestic and international locations. We also currently lease and operate over 1,000 retail locations in the United States, Canada, Europe and Japan.

Substantially all of our properties are subject to liens under our secured revolving credit facility.

Information with respect to minimum annual rental commitments under leases in which we are a lessee is included in Note 14, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

We are a party to certain litigation which, in management’s judgment based in part on the opinions of legal counsel, will not have a material adverse effect on our financial position.

Item 4. Removed and Reserved

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and the dividends declared on our common stock appear in the Notes to Consolidated Financial Statements included in Item 8 of this report under Note 11, “Stockholders’ Equity,” and under the heading “Selected Quarterly Financial Data- Unaudited” on page F-51. See Note 6, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 15, 2011, there were 706 stockholders of record of our common stock. The closing price of our common stock on March 15, 2011 was $60.38.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 1, 2010 -
November 28, 2010	37	$62.42	-	-

November 29, 2010 -
January 2, 2011	-	-	-	-

January 3, 2011 -
January 30, 2011	-	-	-	-

Total	37	$62.42	-	-
___________________

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the fourth quarter of 2010 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the Russell Midcap Index, the S&P 500 Apparel, Accessories & Luxury Goods Index and the S&P 400 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended January 30, 2011. We intend to use the S&P 400 Apparel, Accessories & Luxury Goods Index in future years in lieu of the S&P 500 Apparel, Accessories & Luxury Goods Index, as our common stock is now included in the former and is no longer part of the latter.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
1/29/06
2/4/07
2/3/08
2/1/09
1/31/10
1/30/11
Phillips-Van Heusen Corporation
Russell Midcap Index
S&P 500 Apparel, Accessories & Luxury Goods
S&P 400 Apparel, Accessories & Luxury Goods

Value of $100.00 invested after 5 years:

Our Common Stock	$166.19
Russell Midcap Index	$121.15
S&P 500 Apparel, Accessories & Luxury Goods Index	$125.05
S&P 400 Apparel, Accessories & Luxury Goods Index	$192.14

Item 6. Selected Financial Data

Selected Financial Data appears under the heading “Ten Year Financial Summary” on pages F-55 and F-56.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, Bass, ARROW, Eagle and, as of the beginning of the second quarter of 2010, Tommy Hilfiger (previously a licensed brand), which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, CHAPS, Trump (marketed as Donald J. Trump Signature Collection prior to January 1, 2010), DKNY, Elie Tahari, Nautica, Ike Behar, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess, Jones New York and Timberland, which are licensed.

We completed our acquisition of Tommy Hilfiger during the second quarter of 2010. Tommy Hilfiger designs, sources and markets men’s, women’s and children’s sportswear and activewear, jeanswear and other products worldwide and licenses its brands worldwide over a broad range of products. We paid $2.5 billion in cash and issued 7.9 million shares of our common stock as consideration for the acquisition, for total consideration of approximately $3.0 billion.

Our business strategy has been to manage and market a portfolio of nationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference or distribution channel. We have enhanced this strategy by expanding our portfolio of brands through acquisitions of well-known brands, such as Calvin Klein and Tommy Hilfiger, that offer additional geographic distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear. A significant portion of our total income before interest and taxes is derived from international sources, which, prior to the acquisition of Tommy Hilfiger, had been primarily driven by the international component of our Calvin Klein licensing business. The Calvin Klein and, to a lesser degree, Tommy Hilfiger acquisitions also enhanced our business strategy by providing us with established international licensing businesses, which do not require working capital investments. We have successfully pursued growth opportunities in extending the Calvin Klein brands through licensing into additional product categories and geographic areas and may seek to do the same with Tommy Hilfiger. We believe that the acquisition of Tommy Hilfiger will advance our business strategy by adding a global brand with growth opportunities and by establishing an international platform in Europe that will be a strategic complement to our strong North American presence and provides us with the resources and expertise needed to grow our heritage brands and businesses internationally. During the third quarter of 2010 we announced the formation of PVH Europe, a division managed by a team of Tommy Hilfiger executives and dedicated staff based in Amsterdam. The division has been formed to pursue international opportunities for our heritage brands. Its first endeavor is operating the ARROW business in parts of Europe, which commenced with the Fall 2011 collection.

We plan to continue to strengthen our balance sheet through rapid deleveraging and effective working capital management. We made approximately $250 million in voluntary debt repayments on the debt we incurred to purchase Tommy Hilfiger in 2010. In addition, in March 2011 we repaid an additional $150 million on such debt, for repayments totaling approximately $400 million since the closing of the acquisition. We believe that our persistent focus on and enhancement of our business strategies and our balance sheet strength will allow us to continue to invest in our businesses and capitalize on opportunities for future growth.

On March 11, 2011, an earthquake and subsequent tsunami struck Japan. We have assets, including goodwill, assigned to our Tommy Hilfiger Japan reporting unit, which is a retail business, the vast majority of the operations of which are outside of the areas most affected by the disaster. We also generate royalty, advertising and other revenue in Japan through our Calvin Klein licensing business. We currently expect that our revenue related to our Calvin Klein licensing and Tommy Hilfiger Japan businesses will be negatively impacted but such impact would not have a material adverse affect on the Company or our results of operations. We have contemplated this impact in our 2011 guidance discussed below.

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

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 82% of total royalty, advertising and other revenue in 2010, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings.

We completed the acquisition of Tommy Hilfiger early in the second quarter of 2010. We recorded pre-tax charges in 2010 in connection with the acquisition and integration of Tommy Hilfiger that totaled $338.3 million, which includes: (i) a loss of $140.5 million associated with hedges against Euro to United States dollar exchange rates relating to the purchase price; (ii) short-lived non-cash valuation amortization charges of $76.8 million, which became fully amortized during the third quarter of 2010; and (iii) transaction, restructuring and debt extinguishment costs of $121.0 million. We expect to incur additional pre-tax expenses of approximately $60 million during 2011 in connection with the integration of Tommy Hilfiger, including lease termination and related costs and severance, termination benefits and other costs. Our future results of operations will be significantly impacted by this acquisition, including through the operations of the Tommy Hilfiger business and the changes in our capital structure that were necessary to complete the acquisition, as more fully discussed below.

We exited in the fourth quarter of 2010 our United Kingdom and Ireland Van Heusen dresswear and accessories business. We recorded pre-tax charges in 2010 in connection with this exit of $6.6 million, which consists principally of non-cash charges.

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

           The following table summarizes our income statements in 2010, 2009 and 2008:

	2010	2009	2008
(dollars in millions)
Net sales	$4,219.7	$2,070.8	$2,160.7
Royalty revenue	309.6	242.0	236.6
Advertising and other revenue	107.5	86.0	94.7
Total revenue	4,636.8	2,398.7	2,491.9

Gross profit	2,422.0	1,182.6	1,200.7
% of total revenue	52.2%	49.3%	48.2%

Selling, general and administrative expenses	2,071.4	938.8	1,028.8
% of total revenue	44.7%	39.1%	41.3%

Debt extinguishment costs	6.7	-	-

Other loss	140.5	-	-

Gain on sale of investments	-	-	1.9

Income before interest and taxes	203.4	243.8	173.7

Interest expense	128.6	33.5	33.6
Interest income	1.7	1.3	6.2

Income before taxes	76.6	211.6	146.3

Income tax expense	22.8	49.7	54.5

Net income	$53.8	$161.9	$91.8

Net Sales

Our net sales were $4,219.7 million in 2010, $2,070.8 million in 2009 and $2,160.7 million in 2008. The 2010 net sales increase of $2,149.0 million as compared to 2009 net sales was due principally to the effect of the following items:

•
The addition of $889.6 million and $1,007.8 million of net sales attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, respectively, as a result of the acquisition of Tommy Hilfiger early in the second quarter of 2010.

•
The addition of $129.4 million of combined net sales attributable to growth in our Heritage Brand Wholesale Dress Furnishings and Heritage Brand Wholesale Sportswear segments resulting from better performance across almost all brands, with Van Heusen performing particularly well.

•
The addition of $88.0 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, which is comprised of our Calvin Klein dress furnishings, sportswear and outlet retail divisions, as both our Calvin Klein wholesale and retail divisions exhibited strong growth during 2010. Comparable store sales in our Calvin Klein outlet retail business increased 13% in 2010.

•	The addition of $28.6 million of net sales attributable to growth in our Heritage Brand Retail segment. This was principally driven by an overall comparable store sales increase of 8%.

•	The addition of $5.6 million of net sales attributable to growth in our Calvin Klein Licensing segment.

The 2009 net sales decrease of $90.0 million as compared to 2008 net sales was due principally to the net effect of the following items:

•
The net reduction of $82.6 million of net sales in our Heritage Brand Retail segment, comprised of (i) a $94.9 million reduction in net sales associated with our closing in 2008 of our Geoffrey Beene outlet retail division; and (ii) the addition of $12.3 million of net sales attributable to growth associated with our ongoing retail businesses, which was primarily driven by an overall comparable store sales increase of 2%.

•
The reduction of $28.6 million of net sales attributable to a decline in our Heritage Brand Wholesale Sportswear segment resulting from the economic slowdown, which occurred late in 2008 and continued into the first half of 2009, and the resulting reduction of sales to our department store customers. This decrease was partially offset by additional sales associated with our new Timberland men’s sportswear line, which was launched in the second quarter of 2008.

•
The addition of $13.0 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, which is comprised of our Calvin Klein dress furnishings, sportswear and outlet retail divisions. This was primarily driven by the addition of sales attributable to the conversion of a limited number of Geoffrey Beene outlet retail stores to the Calvin Klein outlet retail format. This increase was partially offset by declines in our Calvin Klein dress furnishings and sportswear divisions resulting from the economic slowdown discussed above.

•	The addition of $9.0 million of net sales attributable to growth in our Heritage Brand Wholesale Dress Furnishings segment.

Our net sales in 2011 are currently expected to increase to $5.1 billion to $5.2 billion from $4.2 billion in the prior year, due primarily to the effect of owning Tommy Hilfiger for a full year. Net sales in our Heritage Brands and Calvin Klein businesses are currently projected to increase approximately 3% to 4% as compared to the prior year.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue was $417.1 million in 2010 as compared to $328.0 million in the prior year. Of the $89.1 million increase over the prior year, $47.8 million was attributable to Tommy Hilfiger. Within the Calvin Klein Licensing segment, royalty revenue increased $26.2 million, or 12%, as compared to the prior year due to strong performance across virtually all product categories, with jeans, underwear, fragrance, watches, women’s sportswear and dresses performing particularly well. In addition, advertising and other revenue increased $13.1 million for the Calvin Klein Licensing segment. Such advertising and other revenue is generally collected and spent, and is therefore presented as both a revenue and an expense within our income statement, with minimal impact on earnings.

Royalty, advertising and other revenue was $328.0 million in 2009 as compared to $331.2 million in the prior year. Within the Calvin Klein Licensing segment, royalty revenue increased 4% in 2009 compared to the prior year, as a 5% increase in royalty revenue on a constant exchange rate basis more than offset a $2.1 million negative impact from a stronger United States dollar over the period. The royalty growth on a constant exchange rate basis was principally due to strong performance in the jeans, underwear, footwear, women’s apparel and outerwear businesses, mostly offset by a royalty decrease, particularly in the first half of 2009, in the fragrance business, which was affected by reductions in travel and discretionary spending as a result of a difficult economic environment. Advertising and other revenue decreased 9% in 2009 compared to the prior year as a result of less discretionary spending in 2009 as compared to 2008 by our licensees, as 2008 included spending associated with the 40th anniversary of Calvin Klein.

We currently expect that royalty, advertising and other revenue will increase to approximately $450 million in 2011 from $417.1 million in 2010. This increase is due to growth within the Calvin Klein Licensing segment, as Calvin Klein royalty revenue is expected to increase approximately 7% to 8% in 2011, combined with the effect of owning Tommy Hilfiger for a full year.

Gross Profit on Total Revenue

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross profit as a percentage of total revenue for 2010, 2009 and 2008:

	2010	2009	2008
Components of revenue:
Net sales	91.0%	86.3%	86.7%
Royalty, advertising and other revenue	9.0%	13.7%	13.3%
Total	100.0%	100.0%	100.0%
Gross profit as a % of total revenue	52.2%	49.3%	48.2%

Gross profit on total revenue in 2010 was $2,422.0 million, or 52.2% of total revenue, compared to $1,182.6 million, or 49.3% of total revenue in 2009. Gross profit as a percentage of revenue increased 290 basis points in 2010 as compared with 2009, due principally to the net effect of the following items:

•
A reduction of 100 basis points, attributable to $47.1 million of charges that were recorded in 2010 as a result of the Tommy Hilfiger acquisition, principally related to short-lived non-cash valuation amortization.

•
An increase of 390 basis points over the prior year, principally due to the net impact of (i) an increase due to Tommy Hilfiger’s large international presence, as international apparel businesses typically have higher gross margin percentages than domestic apparel businesses; (ii) an increase due to Tommy Hilfiger’s North America operations, the majority of which consists of its retail business, and retail businesses typically have higher gross margin percentages than wholesale businesses; and (iii) a decrease due to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, decreased as a percentage of total revenue.

Gross profit as a percentage of total revenue increased 110 basis points in 2009 as compared with 2008, due principally to the net effect of the following items:

•	An increase of 70 basis points due principally to decreased promotional selling during 2009 as compared to 2008 due to strong performance across all of our businesses.

•	An increase of 20 basis points due to the absence of inventory liquidation markdowns which occurred during 2008 associated with the closure of our Geoffrey Beene outlet retail division.

•
An increase of 20 basis points due principally to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, increased as a percentage of total revenue.

We currently expect that the gross profit on total revenue percentage in 2011 will decrease as compared with 2010. Product cost increases, which we began to experience late in 2010, are expected to continue and have a significant effect on our cost of goods sold in 2011. In addition, we expect a decrease due to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, is expected to decrease as a percentage of total revenue due to the effect of owning Tommy Hilfiger for a full year. These decreases in the gross profit on total revenue percentage are expected to more than offset the favorable impacts from the addition of first quarter revenue attributable to the Tommy Hilfiger business, which has high gross margin percentages as discussed above, and the absence in 2011 of short-lived non-cash valuation amortization charges, which were recorded during 2010 as a result of the Tommy Hilfiger acquisition.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses were as follows:

	2010	2009	2008
(dollars in millions)
SG&A expenses	$2,071.4	$938.8	$1,028.8
% of total revenue	44.7%	39.1%	41.3%

SG&A expenses in 2010 increased $1,132.6 million to $2,071.4 million, or 44.7% of total revenue, from $938.8 million, or 39.1% of total revenue in 2009. Included in the 560 basis point increase in SG&A expenses as a percentage of total revenue over the prior year period are $150.6 million, or 330 basis points, of transaction, restructuring, non-cash valuation amortization and other charges in connection with our acquisition and integration of Tommy Hilfiger and costs associated with the exit from our United Kingdom and Ireland Van Heusen dresswear and accessories business. The non-cash valuation amortization charges relate to acquired order backlog, which had an amortization period of six months and became fully amortized during the third quarter of 2010. The remaining 230 basis point increase is principally attributable to Tommy Hilfiger’s large international presence, as international apparel businesses typically have higher SG&A expense percentages than domestic apparel businesses. In addition, the majority of Tommy Hilfiger’s North America operations consists of its retail business, and retail businesses typically have higher SG&A expense percentages than wholesale businesses. Also contributing to the SG&A expense percentage increase is an increase in advertising expenses related to our Calvin Klein and heritage brands over the prior year.

SG&A expenses in 2009 decreased $90.0 million to $938.8 million, or 39.1% of total revenue, from $1,028.8 million, or 41.3% of total revenue in 2008. The 220 basis point decrease in SG&A expenses as a percentage of total revenue in 2009 as compared to 2008 was due principally to (i) the absence of asset impairment charges and costs associated with our 2008 restructuring initiatives and the closure of our Geoffrey Beene outlet retail division; and (ii) cost savings realized in 2009 from our restructuring initiatives, partially offset by a lack of sales leverage as a result of the sales decrease mentioned previously.

We currently expect that our SG&A expenses as a percentage of total revenue in 2011 will decrease significantly as compared to 2010 due principally to reduced acquisition, integration and restructuring costs associated with Tommy Hilfiger and the absence of costs associated with the exit from our United Kingdom and Ireland Van Heusen dresswear and accessories business.

Debt Extinguishment

We incurred costs of $6.7 million in 2010 on the extinguishment of our 7 1/4% senior notes due 2011 and our 8 1/8% senior notes due 2013. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of the tender for, and redemption of, these notes.

Other Loss

We entered into foreign currency forward exchange contracts to purchase €1.55 billion in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We settled the foreign currency forward exchange contracts on May 6, 2010 in connection with our completion of the acquisition. We recorded a pre-tax loss of $140.5 million during the first half of 2010 related to these contracts.

Gain on Sale of Investments

We sold, in the first quarter of 2006, minority interests held by one of our subsidiaries in certain entities that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. During 2008, we received a distribution of $1.9 million representing our share of the amount that remained in an escrow account established in connection with that transaction. We recorded this amount as a gain.

Interest Expense and Interest Income

Interest expense increased to $128.6 million in 2010 from $33.5 million in 2009 principally as a result of the issuance during the second quarter of 2010 of $600.0 million of 7 3/8% senior notes due 2020 and term loans of $1.9 billion borrowed under new credit facilities, the net proceeds of which were used in connection with the purchase of Tommy Hilfiger. We made a $100.0 million voluntary debt repayment on the term loans in the second quarter of 2010 and an additional $150.0 million voluntary debt repayment on the term loans in the fourth quarter of 2010. Interest income increased to $1.7 million in 2010 from the prior year’s amount of $1.3 million due principally to an increase in our average cash position during the year.

Interest expense of $33.5 million in 2009 was relatively flat to the 2008 amount of $33.6 million. Interest income decreased to $1.3 million in 2009 from $6.2 million in 2008. This decrease was due principally to a decrease in average investment rates of return.

Net interest expense for the full year 2011 is currently expected to increase to a range of $134 million to $136 million from $126.8 million in the prior year principally as a result of the full year impact of the increased debt carried by us in connection with the Tommy Hilfiger acquisition. We made a voluntary debt repayment of approximately $150.0 million at the beginning of March 2011 and currently plan on making approximately $300.0 million of additional voluntary debt repayments on our term loans during the remainder of 2011. Subsequent to year-end, we entered into an amended and restated senior secured credit facility, which amended the credit facility we entered into in May 2010 in connection with the Tommy Hilfiger acquisition. The amended facility provides reduced borrowing spreads and fees, as well as additional flexibility with respect to the application of voluntary prepayments. The full benefit of the reduction in borrowing spreads and fees is not expected to be realized, as we currently intend to enter into contracts to swap a portion of our variable rate debt into fixed rate debt for the intended purpose of reducing our exposure to interest rate volatility. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.

Income Taxes

Income tax expense was as follows:
	2010	2009	2008
(dollars in millions)
Income tax expense	$22.8	$49.7	$54.5
Income tax expense as a % of pre-tax income	29.7%	23.5%	37.3%

The effective tax rate for 2010 was 29.7% compared with the 2009 effective tax rate of 23.5%. Our effective tax rate in 2010 was lower than the U.S. statutory tax rate due to earnings from our international Tommy Hilfiger business, a significant portion of which is subject to favorable tax rates, a benefit resulting from the lapse of the statute of limitations with respect to certain previously unrecognized tax positions and a benefit from the reduction of the Netherlands tax rate in the fourth quarter from 25.5% to 25.0%. The 2010 effective tax rate was negatively impacted by the non-deductibility of certain costs, principally those associated with the Tommy Hilfiger acquisition, and the inclusion of certain international income being taxed in the U.S. Our effective tax rate in 2009 was lower than the U.S. statutory tax rate due to the favorable impact of a settlement with the Internal Revenue Service relating to the audit of our federal income tax returns for 2006 and 2007 and the effect of the lapse of the statute of limitations with respect to previously unrecognized tax positions.

We currently anticipate that our 2011 tax rate will be between 29% and 31%, which compares with the 2010 full year rate of 29.7%. As compared to 2010, the 2011 tax rate is expected to be favorably impacted by additional first quarter earnings from our international Tommy Hilfiger business, a significant portion of which is subject to favorable tax rates, and the absence of certain non-deductible costs incurred in 2010, principally those associated with the Tommy Hilfiger acquisition. Offsetting these favorable variances is the negative impact of additional 2011 international earnings expected to be taxed in the U.S. It is possible that our estimated full year rate could change from the mix of international and domestic pre-tax earnings, or from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our net cash flow in 2010 was $17.8 million. Cash flow in 2011 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of voluntary debt repayments we make in 2011.

Operations

Cash provided by operating activities was $352.2 million in 2010, which compares with $214.4 million in 2009. The factors that affect our cash provided by operating activities have been significantly impacted by the acquisition of Tommy Hilfiger. In the future, we expect that our cash provided by operating activities will generally increase by a significant amount and our historical cash flow patterns will change significantly as a result of the acquisition.

Capital Expenditures

Our capital expenditures in 2010 were $101.0 million compared to $23.9 million expended in 2009. This increase was due principally to investments in the Tommy Hilfiger business and our corporate infrastructure to support our expanded operations. Additionally, 2009 spending was at reduced levels due to the overall economic environment. We currently expect capital expenditures in 2011 to be approximately $200.0 million.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing this acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $43.7 million in 2010. We currently expect that such payments will be between $46 million and $48 million in 2011.

Acquisitions

Tommy Hilfiger Acquisition

We completed our acquisition of Tommy Hilfiger on May 6, 2010. We paid $2,485.8 million in cash and issued 7.9 million shares of our common stock, valued at $475.6 million, as consideration for the acquisition, for total consideration of approximately $3.0 billion. In addition, we entered into foreign currency forward exchange contracts to purchase €1.55 billion in connection with the acquisition to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the cash component of the purchase price was denominated in Euros. We settled the foreign currency forward exchange contracts at a loss of $140.5 million on May 6, 2010 in connection with completing the acquisition.

We funded the cash portion and related costs of the Tommy Hilfiger acquisition with cash on hand and the net proceeds of the following activities: (i) the sale of 5.8 million shares of our common stock; (ii) the issuances of an aggregate of 8,000 shares of Series A convertible preferred stock for an aggregate gross purchase price of $200.0 million; (iii) the issuance of $600.0 million of 7 3/8% senior notes due 2020; and (iv) the borrowing of $1.9 billion of term loans under new credit facilities. Please refer to the discussion below for further detail on these activities.

Tommy Hilfiger Handbag License Acquisition

On June 14, 2010, we entered into an agreement to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger handbags outside of the United States. The effective date of the transfer of the rights was December 31, 2010. In connection with this transaction, we made a payment of $7.3 million, based on the applicable exchange rate in effect on the acquisition date, to the former licensee during the second quarter of 2010. Please refer to the section entitled “Acquisition of Tommy Hilfiger Handbag License” in Note 2, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.

Common Stock Offering

We sold 5.8 million shares of our common stock on April 28, 2010 for net proceeds, after commissions, discounts and related fees and expenses of $364.5 million, which were used to fund a portion of the purchase price for the Tommy Hilfiger acquisition.

Series A Convertible Preferred Stock Issuance

On May 6, 2010, we sold an aggregate of 8,000 shares of Series A convertible preferred stock, par value $100.00 per share, for an aggregate gross purchase price of $200.0 million. We received net proceeds of $188.6 million in connection with this issuance, which were used to fund a portion of the purchase price for the Tommy Hilfiger acquisition. The Series A convertible preferred stock has a liquidation preference of $25,000 per share and is convertible at a price of $47.74 into 4.2 million shares of common stock. The conversion price was established in a definitive agreement, which formed a binding commitment with the preferred stockholders in March 2010, and is subject to equitable adjustment in the event of us taking certain actions, including stock splits, stock dividends, mergers, consolidations or other capital reorganizations. The Series A convertible preferred stock is not subject to mandatory redemption nor is it redeemable, in whole or in part, by us at our option or that of any holder. The holders of the Series A convertible preferred stock are entitled to vote and participate in dividends with the holders of our common stock on an as-converted basis.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Our Series A convertible preferred stock participates in common stock dividends on an as-converted basis. Dividends on common and preferred stock totaled $10.0 million for the full year 2010.

We currently project that cash dividends on our common stock in 2011 will be approximately $10.5 million to $11.0 million based on our current dividend rate, the number of shares of our common stock outstanding at January 30, 2011 and our estimates of stock to be issued during 2011 under our stock incentive plans.

Financing Arrangements

Our capital structure as of January 30, 2011 was as follows:

(in millions)
Short-term borrowings	$4.9
Long-term debt	2,364.0
Stockholders’ equity	2,442.6

           In addition, we had $498.7 million of cash and cash equivalents as of January 30, 2011.

Short-Term Borrowings

One of our subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of ¥1,000.0 million (approximately $12.2 million based on the Yen to United States dollar exchange rate in effect on January 30, 2011) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility matures on July 19, 2011 and renews automatically unless we give notice of termination. The outstanding balance was ¥400.0 million ($4.9 million based on the Yen to United States dollar exchange rate in effect on January 30, 2011) as of January 30, 2011 with the balance of ¥600.0 million ($7.3 million based on the Yen to United States dollar exchange rate in effect on January 30, 2011) remaining undrawn under the facility. The weighted average interest rate on the funds borrowed at January 30, 2011 was 0.33%. The maximum amount of borrowings outstanding under this facility during the year ended January 30, 2011 was approximately $8.5 million.

Tender for and Redemption of 2011 Notes and 2013 Notes

We commenced tender offers on April 7, 2010 for (i) all of the $150.0 million outstanding principal amount of our notes due 2011; and (ii) all of the $150.0 million outstanding principal amount of our notes due 2013. The tender offers expired on May 4, 2010. On May 6, 2010, we accepted for purchase all of the notes tendered and made payment to tendering holders and called for redemption all of the balance of our outstanding 7 1/4% senior notes due 2011 and all of the balance of our outstanding 8 1/8% senior notes due 2013. The redemption prices of the notes due 2011 and 2013 were 100.000% and 101.354%, respectively, of the outstanding aggregate principal amount of the applicable note, plus accrued and unpaid interest thereon to the redemption date. On May 6, 2010, we made an irrevocable payment, including accrued and unpaid interest, to the trustee for the notes due 2011 and 2013. As a result, such indentures were satisfied and effectively discharged as of May 6, 2010.

7 3/8% Senior Notes Due 2020

Our $600.0 million 7 3/8% senior notes, which we issued on May 6, 2010 under an indenture dated as of May 6, 2010, are due May 15, 2020. Interest on the 7 3/8% notes is payable semi-annually in arrears.

We may redeem some or all of these notes on or after May 15, 2015 at specified redemption prices. We may redeem some or all of these notes at any time prior to May 15, 2015 by paying a “make whole” premium. In addition, we may also redeem up to 35% of these notes prior to May 15, 2013 with the net proceeds of certain equity offerings.

Senior Secured Credit Facility

Our senior secured credit facility, which we entered into on May 6, 2010, consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. We borrowed $1.9 billion of term loans on May 6, 2010 and made voluntary repayments of $250.0 million on these term loans during 2010. As of January 30, 2011, we had an aggregate of $1.7 billion of borrowings under the term loan facilities outstanding (based on the applicable exchange rates in effect on January 30, 2011). As of January 30, 2011 the credit facility provided for approximately $455 million of revolving credit (based on the applicable exchange rates in effect on January 30, 2011), under which we had no revolving credit borrowings and $138 million of letters of credit outstanding as of January 30, 2011.

Subsequent to year-end, we entered into an amended and restated senior secured credit facility, which amended the credit facility we entered into in May 2010 in connection with the Tommy Hilfiger acquisition. The amended facility provides reduced borrowing spreads and fees, as well as additional flexibility with respect to the application of voluntary prepayments. The full benefit of the reduction in borrowing spreads and fees is not expected to be realized, as we currently intend to enter into contracts to swap a portion of our variable rate debt into fixed rate debt for the intended purpose of reducing our exposure to interest rate volatility. The amended facility extends the maturity of the term loan A facilities and the revolving loan facilities from May 2015 to January 2016. The maturity of the term loan B facilities remains in May 2016.

The amended facility consists of United States dollar-denominated and Euro-denominated term loan facilities in an aggregate amount of approximately $1,040 million and approximately €347 million, respectively, and revolving credit in the aggregate amount of approximately $450 million, based on the applicable exchange rates in effect as of the date of the amendment (including a United States dollar facility and two multi-currency facilities, one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound). The revolving credit facilities remained undrawn upon the closing of the amended credit facility (with only letters of credit outstanding). In connection with the closing of the amended facility, we voluntarily prepaid approximately $150 million of borrowings with cash on hand, which we had previously announced we intended to use for such purpose. The aggregate amount outstanding under the amended facility is the same as the aggregate amount outstanding under the credit facility prior to the amendment and restatement, other than with respect to the approximately $150 million voluntary prepayment, and reflects a total reduction by approximately $400 million of the amount initially borrowed at the time of the Tommy Hilfiger acquisition closing.

The terms of each of the term loan A and B facilities contain a mandatory repayment schedule on a quarterly basis, such that the total annual repayments are as follows:
	Term Loan
	A	B

Amended and restated borrowings on March 2, 2011, based on the applicable exchange rate at that date	$759,804	$759,411

Percentage required to be repaid for the annual period ending May 6:
2012	5%	1%
2013	10%	1%
2014	15%	1%
2015	25%	1%
2016	45%	96%

The outstanding borrowings under the amended facility are prepayable without penalty (other than customary breakage costs). The terms of the amended facility require us to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested in the business in accordance with customary reinvestment provisions and (c) a percentage of excess cash flow, which percentage is based upon our leverage ratio during the relevant fiscal period.

The United States dollar-denominated borrowings under the amended facility bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate determined as the highest of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1% and (iii) a one-month adjusted Eurocurrency rate plus 1% (provided that, in the case of the term loan B facility, in no event will the base rate be deemed to be less than 1.75%) or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the amended facility (provided that, in the case of the term loan B facility, in no event will the adjusted Eurocurrency rate be deemed to be less than 0.75%).

Canadian dollar-denominated borrowings under the amended facility bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a Canadian prime rate determined by reference to the greater of (i) the average of the rates of interest per annum equal to the per annum rate of interest quoted, published and commonly known in Canada as the “prime rate” or which Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian dollar bankers’ acceptances having a term of one month that appears on the Reuters Screen CDOR Page as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 1%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the amended facility.

The borrowings under the amended facility in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the amended facility (provided that, in the case of the term loan B facility, in no event will the adjusted Eurocurrency rate be deemed to be less than 0.75%).

The initial applicable margins will be (a) in the case of the United States dollar-denominated term loan A facility, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.75%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.75%. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending May 1, 2011, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted based on the Company’s leverage ratio.

Our amended facility contains covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our obligations under our other outstanding debt. These covenants restrict our ability to, among other things:

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

Our amended facility requires us to comply with certain financial covenants, including maximum leverage, minimum interest coverage and maximum capital expenditures. A breach of any of these operating or financial covenants would result in a default under the applicable facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable which would result in acceleration of our other debt. If we were unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of our other indebtedness.

We are also subject to similar covenants and restrictions in connection with our other long-term debt agreements.

As of January 30, 2011, we were in compliance with all financial and non-financial covenants.

Contractual Obligations

The following table summarizes, as of January 30, 2011, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2011	2012-2013	2014-2015	Thereafter
	(in millions)
Long-term debt(1)	$2,364.4	$-	$147.6	$290.2	$1,926.6
Interest payments on long-term debt(1)	910.3	136.3	258.8	234.5	280.7
Short-term borrowings(1)	4.9	4.9	-	-	-
Operating and capital leases(2)	1,703.2	275.9	457.9	346.5	622.9
Inventory purchase commitments(3)	811.5	811.5	-	-	-
Minimum contractual royalty payments(4)	66.0	20.9	31.6	9.2	4.3
Non-qualified supplemental defined benefit plan(5)	32.8	2.3	5.4	5.7	19.4
Severance payments(6)	17.1	16.1	1.0	-	-
Sponsorship payments(7)	46.9	12.2	19.8	13.7	1.2
Other contractual obligations(8)	25.5	9.6	8.4	7.5	-
Total contractual cash obligations	$5,982.6	$1,289.7	$930.5	$907.3	$2,855.1
______________________
(1)
At January 30, 2011 we have outstanding $437.8 million of senior secured term loan A facility and $1,226.6 million of senior secured term loan B facility maturing between May 6, 2011 and May 6, 2016 (according to a mandatory repayment schedule and prior to the amendment and restatement of the senior secured term loan facility as discussed above), $600.0 million of 7 3/8% senior unsecured notes due May 15, 2020, $100.0 million of 7 3/4% debentures due November 15, 2023 and $4.9 million of short-term borrowings under our overdraft facility with a Japanese bank. We made voluntary payments on the senior secured term loans during 2010 and are therefore not required to make any mandatory repayments until 2012 under the agreement in effect at January 30, 2011. Our amended and restated senior secured credit facility requires that we make mandatory repayments as discussed above under the subheading “Senior Secured Credit Facility.” Interest on the senior secured term loans is payable quarterly and interest on the senior unsecured notes and debentures is payable semi-annually.

(2)
Includes retail store, warehouse, showroom, office and equipment operating leases, as well as capital leases. Retail store operating leases generally provide for payment of direct operating costs in addition to rent. The obligation amounts listed include future minimum lease payments and exclude such direct operating costs. Please refer to Note 14, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

(3)
Represents contractual commitments for goods on order and not received or paid for as of January 30, 2011. Substantially all of these goods are expected to be received and the related payments are expected to be made within six months of our fiscal year end. This amount does not include foreign currency exchange forward contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please refer to Note 9, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

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

(5)
We have an unfunded non-qualified supplemental defined benefit plan covering four current and 16 retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with us, the participant has been in such plan for at least 10 years and has attained age 55. In addition, as a result of our acquisition of Tommy Hilfiger, we also have for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is a non-qualified unfunded supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits.

(6)	Represents severance payment obligations primarily related to the acquisition and integration of Tommy Hilfiger.

(7)
Represents payment obligations for sponsorships, including our sponsorship of the Indy Racing League. We entered into agreements for our IZOD brand to be the title sponsor of the newly re-named IZOD IndyCar Series and the official apparel partner of the Indy Racing League and the Indianapolis Motor Speedway. These amounts also include payment obligations relating to our Van Heusen brand’s sponsorship of the Van Heusen Pro Football Hall of Fame Fan’s Choice, obligations related to our naming rights for the IZOD Center sports and entertainment arena, sponsorships of certain professional sports teams and other similar sponsorships.

(8)
Represents fixed amounts payable in connection with Tommy Hilfiger’s acquisition of a licensee’s business in Japan prior to our acquisition of Tommy Hilfiger, which obligations we assumed as of the effective date of our acquisition of Tommy Hilfiger.

Not included in the above table are contingent purchase price payments we are obligated to pay Mr. Calvin Klein based on 1.15% of total worldwide net sales, as defined in the agreement governing the acquisition of Calvin Klein, of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $43.7 million in 2010.

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

Not included in the above table are $136.5 million of net potential cash obligations associated with unrecognized tax benefits due to the uncertainty regarding the future cash outflows associated with such obligations. Please refer to Note 8, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to unrecognized tax benefits.

Not included in the above table are $6.8 million of asset retirement obligations related to leased office and retail store locations due to the uncertainty of timing of future cash outflows associated with such obligations. Please refer to Note 20, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial position, changes in financial position, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK—INTEREST AND EXCHANGE RATE SENSITIVITY

Financial instruments held by us include cash equivalents, short and long-term debt and foreign currency forward exchange contracts. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of January 30, 2011. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Due to the currently low rates of return we are receiving on our cash equivalents, the impact of a further decrease in short-term interest rates would not have a material impact on our interest income, while an increase in short-term interest rates could have a more material impact. Given our balance of cash and cash equivalents at January 30, 2011, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.5 million annually. During the second quarter of 2010, we entered into, and during 2011 amended and restated, the senior secured credit facility described in Part I, Item 7 of this report under the heading “Senior Secured Credit Facility,” which includes facilities denominated in foreign currencies. Due to the fact that certain of our debt is denominated in foreign currency, our interest expense is, and in the future will continue to be, impacted by fluctuations in exchange rates. Borrowings under the credit facility bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. As such, our credit facility also exposes us to market risk for changes in interest rates. Given our debt position and the Euro to United States dollar exchange rate at March 2, 2011 (the effective date of the amendment and restatement of our senior secured credit facility), the effect of a 10 basis point increase in interest rates on our interest expense would be approximately $1.1 million annually and the effect of a 5% increase in the exchange rate on our interest expense would be $0.9 million annually.  We currently intend to enter into contracts to swap a portion of our variable rate debt into fixed rate debt for the intended purpose of reducing our exposure to interest rate volatility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the manner in which entities evaluate whether to consolidate variable interest entities, as well as when to make these evaluations. The guidance also requires additional disclosures about an entity’s involvement in variable interest entities. We adopted this guidance beginning in 2010. The adoption did not have a material impact on our consolidated results of operations or financial position.

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

Inventories—Inventories related to our wholesale operations and international retail operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to our North American retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Based on a review of current business trends, inventory agings and discontinued merchandise categories, a further adjustment to inventory is recorded to reflect additional markdowns, which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. We believe that all inventory writedowns required at January 30, 2011 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—During 2010 and 2009, we determined that the long-lived assets in certain of our outlet retail stores and other locations were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated the undiscounted future cash flows and the related fair value of each asset. The undiscounted future cash flows for each asset were estimated using current sales trends and other factors. If different assumptions had been used for future sales trends, the recorded impairment charges could have been significantly higher or lower. Note 15, “Activity Exit Costs and Asset Impairments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes a further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

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

Goodwill and other intangible assets—Goodwill and other indefinite-lived intangible assets are tested for impairment based on fair value. These tests are performed annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar operating characteristics.

We calculate the fair value of goodwill and intangible assets using a discounted cash flow method. The discounted cash flow method is based on the present value of projected cash flows. Assumptions used in these cash flow projections are generally consistent with our internal forecasts. The estimated cash flows are discounted using a rate that represents the weighted average cost of capital. The weighted average cost of capital is based on a number of variables, including the equity-risk premium and risk-free interest rate. The fair value of all reporting units is reconciled to our market capitalization using an estimated control premium. Management believes the assumptions used for the impairment tests are consistent with those that would be utilized by a market participant performing similar valuations for our reporting units. The projected cash flows and weighted average cost of capital may be impacted by adverse changes in market and economic conditions and are subject to change based on the facts and circumstances that exist at the time of the valuation. No impairment of goodwill or other intangible assets resulted from our impairment tests in 2010. If different assumptions for future discounted cash flows and allocation of net assets to our reporting units had been applied, significantly different results of our goodwill impairment tests could have resulted.

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

Stock-based compensation—Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We use the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. This model uses assumptions that include the risk free interest rate, expected volatility, expected dividend yield and expected life of the options. The fair value of restricted stock units and restricted stock are determined based on the quoted price of our common stock on the date of grant. The fair value of contingently issuable performance shares is based on the quoted price of our common stock on the date of grant, reduced for the present value of any dividends expected to be paid on our common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to being earned. We record expense for contingently issuable performance shares based on our current expectations of the probable number of shares that will ultimately be issued. The value of our stock-based awards is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results and future estimates may differ substantially from our current estimates.

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-52 and F-53.

On May 6, 2010, we completed our acquisition of Tommy Hilfiger. As the acquisition occurred during the second quarter of 2010, management excluded the Tommy Hilfiger business from its assessment of internal control over financial reporting.

As of January 30, 2011 and for the fiscal year ended January 30, 2011, total assets and total revenue of Tommy Hilfiger represented 64% and 42%, respectively, of our consolidated assets and revenue.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 23, 2011. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 23, 2011. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to our Board of Directors and with respect to our Audit Committee, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 23, 2011.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 23, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 23, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Election of Directors” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 23, 2011.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 23, 2011.

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

2.2
Purchase Agreement, dated as of March 15, 2010, by and among Tommy Hilfiger Corporation, Tommy Hilfiger B.V., Tommy Hilfiger Holding S.á.r.l, Stichting Administratiekantoor Elmira, Phillips-Van Heusen Corporation, Prince 2 B.V. and, solely for the purpose of certain sections thereof, Asian and Western Classics B.V. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, filed June 10, 2010).

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

*10.13
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

*10.19
Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, as amended and restated effective October 18, 2010, (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 21, 2010).

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

*10.22
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

10.23
Asset Purchase Agreement, dated October 11, 2006, among Phillips-Van Heusen Corporation, Superba, Inc. and A. Mervyn Mandelbaum (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, filed on October 13, 2006).

*10.24
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

*10.25
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

*10.26
Restricted Stock Unit Award Agreement, dated July 1, 2008, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 3, 2008).

*10.27
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

*10.29
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

*10.32	Form of Restricted Stock Unit Agreement between Phillips-Van Heusen and Emanuel Chirico (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on July 1, 2009).

10.33
Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the period ended August 1, 2010 filed on October 29, 2010).***

10.34
First Amendment to Credit and Guaranty Agreement, dated as of July 26, 2010 to Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010).

*10.35
Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of June 24, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010).

10.36	Schedule of Non-Management Directors’ Fees, effective June 24, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010).

*10.37
First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Phillips-Van Heusen Corporation and Emanuel Chirico (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2010).

*10.38
First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2010).

*10.39
First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Phillips-Van Heusen Corporation and Francis K. Duane (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2010).

*10.40
First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Calvin Klein, Inc. and Paul Thomas Murry (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended May 2, 2010).

*10.41
Second Amendment to Second Amended and Restated Employment Agreement, dated as of May 27, 2010, between Phillips-Van Heusen Corporation and Emanuel Chirico (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010).

*10.42
Second Amendment to Second Amended and Restated Employment Agreement, dated December 28, 2010, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 28, 2010).

*10.43
Third Amendment to Second Amended and Restated Employment Agreement, dated January 28, 2011, between Phillips-Van Heusen Corporation and Emanuel Chirico (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 28, 2011).

*10.44
First Amendment to Second Amended and Restated Employment Agreement, dated January 28, 2011, between Phillips-Van Heusen Corporation and Michael Shaffer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 28, 2011).

*10.45
Second Amendment to Second Amended and Restated Employment Agreement, dated January 28, 2011, between Phillips-Van Heusen Corporation and Francis K. Duane (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 28, 2011).

*10.46
Second Amendment to Second Amended and Restated Employment Agreement, dated January 28, 2011, between Calvin Klein, Inc. and Paul Thomas Murry (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 28, 2011).

*+10.47	Employment Agreement, dated as of May 6, 2010, between Tommy Hilfiger Group, B.V. and Fred Gehring.

*+10.48	Addendum to Employment Agreement, dated as of December 31, 2010, between Tommy Hilfiger Group, B.V. and Fred Gehring.

+21	Phillips-Van Heusen Corporation Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

**+101.INS	XBRL Instance Document

**+101.SCH	XBRL Taxonomy Extension Schema Document

**+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________

+	Filed or furnished herewith.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

**
As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

***
Certain Confidential Information contained in this Exhibit was omitted, pursuant to the grant of confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, by means of redacting portions of the text and replacing each of the redacted portions with an asterisk. A complete copy of this Exhibit has been previously filed separately with the Secretary of the Securities and Exchange Commission without the redaction.

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

Dated: March 30, 2011
PHILLIPS-VAN HEUSEN CORPORATION

By:	/s/ EMANUEL CHIRICO
Emanuel Chirico
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emanuel Chirico	Chairman and Chief Executive Officer	March 30, 2011
Emanuel Chirico	(Principal Executive Officer)

/s/ Michael Shaffer	Executive Vice President and Chief	March 30, 2011
Michael Shaffer	Financial Officer (Principal
Financial Officer)

/s/ Bruce Goldstein	Senior Vice President and Controller	March 30, 2011
Bruce Goldstein	(Principal Accounting Officer)

/s/ Fred Gehring	Chief Executive Officer of	March 30, 2011
Fred Gehring	Tommy Hilfiger and International
Operations of the Company and Director

/s/ Mary Baglivo	Director	March 30, 2011
Mary Baglivo

/s/ Edward H. Cohen	Director	March 30, 2011
Edward H. Cohen

/s/ Joseph B. Fuller	Director	March 30, 2011
Joseph B. Fuller

/s/ Margaret L. Jenkins	Director	March 30, 2011
Margaret L. Jenkins

/s/ David A. Landau	Director	March 30, 2011
David A. Landau

/s/ Bruce Maggin	Director	March 30, 2011
Bruce Maggin

/s/ V. James Marino	Director	March 30, 2011
V. James Marino

/s/ Henry Nasella	Director	March 30, 2011
Henry Nasella

/s/ Rita M. Rodriguez	Director	March 30, 2011
Rita M. Rodriguez

/s/ Craig Rydin	Director	March 30, 2011
Craig Rydin

/s/ Christian Stahl	Director	March 30, 2011
Christian Stahl

Exhibit Index

10.47	Employment Agreement, dated as of May 6, 2010, between Tommy Hilfiger Group, B.V. and Fred Gehring.

10.48	Addendum to Employment Agreement, dated as of December 31, 2010, between Tommy Hilfiger Group, B.V. and Fred Gehring.

21	Phillips-Van Heusen Corporation Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PHILLIPS-VAN HEUSEN CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements—Years Ended
January 30, 2011, January 31, 2010 and February 1, 2009	F-2

Consolidated Balance Sheets—January 30, 2011 and January 31, 2010	F-3

Consolidated Statements of Cash Flows—Years Ended
January 30, 2011, January 31, 2010 and February 1, 2009	F-4

Consolidated Statements of Changes in Stockholders’ Equity—Years Ended
January 30, 2011, January 31, 2010 and February 1, 2009	F-5

Notes to Consolidated Financial Statements	F-6

Selected Quarterly Financial Data - Unaudited	F-51

Management’s Report on Internal Control Over Financial Reporting	F-52

Reports of Independent Registered Public Accounting Firm	F-53

Ten Year Financial Summary	F-55

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-57

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	2010	2009	2008

Net sales	$4,219,739	$2,070,754	$2,160,716
Royalty revenue	309,642	242,026	236,552
Advertising and other revenue	107,467	85,951	94,667
Total revenue	4,636,848	2,398,731	2,491,935
Cost of goods sold	2,214,897	1,216,128	1,291,267

Gross profit	2,421,951	1,182,603	1,200,668
Selling, general and administrative expenses	2,071,416	938,791	1,028,784
Debt extinguishment costs	6,650	-	-
Other loss	140,490	-	-
Gain on sale of investments	-	-	1,864
Income before interest and taxes	203,395	243,812	173,748

Interest expense	128,561	33,524	33,639
Interest income	1,739	1,295	6,195

Income before taxes	76,573	211,583	146,304
Income tax expense	22,768	49,673	54,533

Net income	$53,805	$161,910	$91,771

Basic net income per common share	$0.82	$3.14	$1.78

Diluted net income per common share	$0.80	$3.08	$1.76

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 30,	January 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$498,718	$480,882
Trade receivables, net of allowances for doubtful accounts of $11,105 and $7,224	433,900	188,844
Other receivables	13,261	7,759
Inventories, net	692,306	263,788
Prepaid expenses	81,370	41,038
Other, including deferred taxes of $61,747 and $5,621	91,008	12,572
Total Current Assets	1,810,563	994,883
Property, Plant and Equipment, net	404,577	167,474
Goodwill	1,803,399	419,179
Tradenames	2,342,467	621,135
Perpetual License Rights	86,000	86,000
Other Intangibles, net	172,562	32,056
Other Assets	115,766	18,952

Total Assets	$6,735,334	$2,339,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$316,920	$108,494
Accrued expenses	535,139	215,413
Deferred revenue	51,235	38,974
Short-term borrowings	4,868	-
Total Current Liabilities	908,162	362,881
Long-Term Debt	2,364,002	399,584
Other Liabilities, including deferred taxes of $508,562 and $176,449	1,020,613	408,661

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	-	-
Series A convertible preferred stock, par value $100 per share; 8,000 total shares authorized, issued and outstanding (with total liquidation preference of $200,000) as of January 30, 2011	188,595	-
Common stock, par value $1 per share; 240,000,000 shares authorized; 67,234,567 and 57,139,230 shares issued	67,235	57,139
Additional paid in capital – common stock	1,301,647	596,344
Retained earnings	840,072	796,282
Accumulated other comprehensive income (loss)	55,757	(80,448)
Less: 168,893 and 5,236,818 shares of common stock held in treasury, at cost	(10,749)	(200,764)
Total Stockholders’ Equity	2,442,557	1,168,553

Total Liabilities and Stockholders’ Equity	$6,735,334	$2,339,679

See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	2010	2009	2008
Operating activities
Net income	$53,805	$161,910	$91,771
Adjustments to reconcile to net cash provided by operating activities:
Loss on settlement of derivative instruments related to the acquisition of Tommy Hilfiger	140,490	-	-
Depreciation and amortization	147,137	49,889	55,366
Deferred taxes	(12,493)	4,714	(18,444)
Stock-based compensation expense	33,281	14,456	10,527
Impairment of long-lived assets	13,900	7,290	72,459
Disposal of goodwill	4,157	-	-
Debt extinguishment costs	6,650	-	-
Gain on sale of investments	-	-	(1,864)

Changes in operating assets and liabilities:
Trade receivables, net	(114,767)	(1,202)	(39,446)
Inventories, net	(124,525)	20,768	38,562
Accounts payable, accrued expenses and deferred revenue	216,521	10,986	9,044
Prepaid expenses	(17,659)	(5,758)	8,381
Proceeds in connection with acquisition of CMI	-	-	38,500
Other, net	5,730	(48,639)	(25,041)
Net Cash Provided By Operating Activities	352,227	214,414	239,815

Investing activities(1)
Business acquisitions, net of cash acquired	(2,493,125)	(1,582)	(35,042)
Purchase of property, plant and equipment	(100,995)	(23,856)	(88,141)
Contingent purchase price payments	(43,655)	(37,435)	(55,365)
Loss on settlement of derivative instruments related to the acquisition of Tommy Hilfiger	(140,490)	-	-
Sale of investments	-	-	1,864
Net Cash Used By Investing Activities	(2,778,265)	(62,873)	(176,684)

Financing activities(1)
Net proceeds from common stock offering	364,529	-	-
Net proceeds from preferred stock issuance	188,595	-	-
Net proceeds from issuance of debt	584,357	-	-
Net proceeds from credit facilities	1,823,990	-	-
Extinguishment of debt	(303,645)	-	-
Repayment of credit facilities	(250,000)	-	-
Net proceeds from short term borrowings	4,868	-	-
Net proceeds from settlement of awards under stock plans	23,939	8,078	2,819
Excess tax benefits from awards under stock plans	9,333	1,269	1,158
Cash dividends	(10,015)	(7,811)	(7,760)
Acquisition of treasury shares	(2,481)	(400)	(27)
Net Cash Provided (Used) By Financing Activities	2,433,470	1,136	(3,810)

Effect of exchange rate changes on cash and cash equivalents	10,404	38	(1,068)

Increase in cash and cash equivalents	17,836	152,715	58,253

Cash and cash equivalents at beginning of year	480,882	328,167	269,914

Cash and cash equivalents at end of year	$498,718	$480,882	$328,167

(1)        See Note 17 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PHILLIPS-VAN HEUSEN CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

				Additional
				Paid In		Accumulated
		Common Stock		Capital-		Other
	Preferred		$1 par	Common	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Shares	Value	Stock	Earnings	Income (Loss)	Stock	Equity

February 3, 2008		56,505,842	$56,506	$558,960	$558,538	$(17,384)	$(200,337)	$956,283
Net income					91,771			91,771
Change related to retirement and benefit plans costs, net of tax (benefit) of $(32,342)						(53,368)		(53,368)
Foreign currency translation adjustments, net of tax (benefit) of $(1,378)						(2,268)		(2,268)
Total comprehensive income								36,135
Adoption of the measurement date provisions of retirement benefits guidance, net of tax (benefit) of $(224)					(366)			(366)
Settlement of awards under stock plans		202,866	203	2,616				2,819
Tax benefits from awards under stock plans				1,184				1,184
Stock-based compensation expense				10,527				10,527
Cash dividends					(7,760)			(7,760)
Acquisition of 634 treasury shares							(27)	(27)

February 1, 2009		56,708,708	56,709	573,287	642,183	(73,020)	(200,364)	998,795
Net income					161,910			161,910
Change related to retirement and benefit plans costs, net of tax (benefit) of $(5,281)						(8,690)		(8,690)
Foreign currency translation adjustments, net of tax expense of $767						1,262		1,262
Total comprehensive income								154,482
Settlement of awards under stock plans		430,522	430	7,648				8,078
Tax benefits from awards under stock plans				953				953
Stock-based compensation expense				14,456				14,456
Cash dividends					(7,811)			(7,811)
Acquisition of 14,327 treasury shares							(400)	(400)

January 31, 2010		57,139,230	57,139	596,344	796,282	(80,448)	(200,764)	1,168,553
Net income					53,805			53,805
Change related to retirement and benefit plans costs, net of tax (benefit) of $(481)						(772)		(772)
Foreign currency translation adjustments, net of tax (benefit) of $(915)						148,353		148,353
Liquidation of foreign operation, net of tax expense of $318						523		523
Unrealized losses on derivative financial instruments, net of tax (benefit) of $(256)						(11,899)		(11,899)
Total comprehensive income								190,010
Common stock offering, including the sale of 5,250,000 treasury shares		500,000	500	162,573			201,456	364,529
Issuance of restricted stock		350,861	351	(351)				-
Issuance of common stock in connection with the acquisition of Tommy Hilfiger		7,872,980	7,873	467,734				475,607
Issuance of 8,000 preferred shares	$188,595							188,595
Exercise of warrant, net of withholding of 140,207 treasury shares		320,000	320	8,640			(8,960)	-
Settlement of awards under stock plans		1,051,496	1,052	22,887				23,939
Tax benefits from awards under stock plans				10,539				10,539
Stock-based compensation expense				33,281				33,281
Cash dividends					(10,015)			(10,015)
Acquisition of 41,868 treasury shares							(2,481)	(2,481)

January 30, 2011	$188,595	67,234,567	$67,235	$1,301,647	$840,072	$55,757	$(10,749)	$2,442,557
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

Fiscal Year - The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2010, 2009 and 2008 represent the 52 weeks ended January 30, 2011, January 31, 2010 and February 1, 2009, respectively.

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company’s balances of cash and cash equivalents at January 30, 2011 consisted principally of bank deposits and investments in money market funds.

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

Goodwill and Other Intangible Assets - The Company assesses the recoverability of goodwill annually, at the beginning of the third quarter of each fiscal year, and between annual tests if indicators of potential impairment exist. Impairment testing for goodwill is done at a reporting unit level. Under Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangible assets, a reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar economic characteristics. An impairment loss is recognized if the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. The estimated fair value of a reporting unit is calculated using a discounted cash flow model. The fair value of all reporting units is reconciled to the Company’s market capitalization using an estimated control premium.

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually at the beginning of the third quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. An impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the assets, which is determined using the estimated discounted cash flows associated with the asset’s use. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment along with other long-lived assets as described below.

The Company performed its required annual impairment tests for goodwill and other intangible assets at the beginning of the third quarters of 2010, 2009 and 2008. No impairment of goodwill or other intangible assets resulted from any of these tests.

      Asset Impairments - The Company reviews for and records impairment losses on long-lived assets (excluding goodwill and other indefinite-lived intangible assets) in accordance with FASB guidance for the impairment or disposal of long-lived assets. The Company records impairment losses when events and circumstances indicate that the assets

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets. Please see Note 15, “Activity Exit Costs and Asset Impairments” for a further discussion.

Inventories - Inventories related to the Company’s wholesale operations and international retail operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s North American retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value of inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. Cost for certain apparel and accessory inventories of $134,384 (2010) and $96,111 (2009) was determined using the last-in, first-out method (LIFO). Cost for the Company’s other inventories was determined using the first-in, first-out method (FIFO) for principally all of the Company’s North American wholesale inventories and the weighted average cost method for all other inventories. At January 30, 2011 and January 31, 2010, no LIFO reserve was recorded because LIFO cost approximated FIFO or weighted average cost, as applicable. Inventory held on consignment by third parties totaled $5,949 at January 30, 2011.

Property, Plant and Equipment - Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows:  Buildings and building improvements: 15-40 years; machinery, software and equipment: 2-10 years; furniture and fixtures: 3-10 years; and fixtures located in third party customer locations (“shop-in-shops”) and their related costs: 3-5 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. In certain circumstances, contractual renewal options are considered when determining the term of the related lease. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $98,617, $40,960 and $47,788 in 2010, 2009 and 2008, respectively.

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

Revenue Recognition – Revenue from the Company’s wholesale operations is recognized at the time title to the goods passes and the risk of loss is transferred to customers. For sales by the Company’s retail stores, revenue is recognized when goods are sold to consumers. Allowances for estimated returns and discounts are provided when sales are recorded. Revenue from gift cards is recognized at the time of redemption. Royalty revenue for licensees whose sales exceed contractual sales minimums, including licensee contributions toward advertising, is recognized when licensed products are sold as reported by the Company’s licensees. For licensees whose sales do not exceed contractual sales minimums, royalty revenue is recognized ratably based on contractual requirements for the timing of minimum payments.

Sales Incentives - The Company uses certain sales incentive programs related to the Company’s retail operations, such as a customer loyalty program and the issuance of coupons. The Company’s loyalty program is structured such that customers receive gift cards for future use after specified levels of spending are achieved within a specified time period. Costs associated with the Company’s loyalty program are recorded ratably as a cost of goods sold based on enrolled customers’ spending. Costs associated with coupons are recorded as a reduction of revenue at the time of coupon redemption.

Cost of Goods Sold and Selling, General and Administrative Expenses - Costs associated with the production and procurement of product are included in cost of goods sold, including inbound freight costs, purchasing and receiving

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

costs, inspection costs, internal transfer costs and other product procurement related charges. All other expenses, excluding interest and income taxes, are included in selling, general and administrative expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities and payroll.

Shipping and Handling Fees and Costs - Shipping and handling fees billed to customers are included in net sales. Internal and external shipping and handling costs are included in cost of goods sold. Such costs include inbound freight costs, inspection costs, internal transfer costs and other product procurement related charges.

Advertising - Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue. Advertising expenses totaled $303,575 (2010), $161,874 (2009) and $155,077 (2008). Prepaid advertising expenses recorded in prepaid expenses and other assets totaled $4,286 and $5,162 at January 30, 2011 and January 31, 2010, respectively.

Sales Taxes - The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue and cost of goods sold.

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

Foreign Currency Translation - The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the exchange rates in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. Any adjustments resulting from such translation are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Financial Instruments - The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with certain international inventory purchases. To help manage these exposures, the Company uses foreign currency forward exchange contracts. The Company does not use derivative financial instruments for speculative or trading purposes. The Company records the foreign currency forward exchange contracts at fair value in its Consolidated Balance Sheets. The fair value is measured as the United States dollars to be purchased, multiplied by the difference between (i) the forward rate as of the period end date and (ii) the settlement rate specified in each contract. Changes in fair value of foreign currency forward exchange contracts that are designated as cash flow hedges and which are deemed to be effective hedges are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). Changes in the fair value of foreign currency forward exchange contracts that are not designated as effective hedging instruments are immediately recognized in earnings. The Company had exposure to changes in foreign currency exchange rates in connection

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

with the Company’s acquisition of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”), for which the Company entered into foreign currency forward exchange contracts that resulted in a loss during 2010. Cash flows from the Company’s derivative instruments are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

Balance Sheet Classification of Early Settlements of Long-Term Obligations - The Company classifies obligations settled after the balance sheet date but prior to the issuance of the financial statements based on the contractual payment terms of the underlying agreements.

Recently Adopted Accounting Standards - In June 2009, the FASB issued guidance to amend the manner in which entities evaluate whether to consolidate variable interest entities, as well as when to make these evaluations. The guidance also requires additional disclosures about an entity’s involvement in variable interest entities. The Company adopted this guidance beginning in 2010. The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

      Accounting Standards Issued But Not Yet Adopted - New guidance issued as of the date of the Company’s financial statements but not effective until after January 30, 2011 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

2.      ACQUISITIONS

Acquisition of Tommy Hilfiger

The Company acquired on May 6, 2010 all of the outstanding equity interests of Tommy Hilfiger. The results of Tommy Hilfiger’s operations have been included in the Company’s consolidated financial statements since that date. Tommy Hilfiger designs, sources and markets men’s, women’s and children’s sportswear and activewear, jeanswear and other products worldwide and licenses its brands worldwide over a broad range of products.

The Company believes Tommy Hilfiger’s established international platform in Europe will be a strategic complement to the Company’s strong North American presence and provides the Company with the resources and expertise needed to grow its heritage brands and businesses internationally.

Fair Value of the Acquisition Consideration

The acquisition date fair value of the consideration paid, based on applicable exchange rates in effect on the closing date, totaled $2,961,383, which consisted of the following:

Cash	$2,485,776
Common stock (7,873 shares, par value $1.00 per share)	475,607
Total fair value of the acquisition consideration	$2,961,383

The fair value of the 7,873 common shares issued was equal to the aggregate value of the shares at the closing market price of the Company’s common stock on May 5, 2010 (the day prior to the closing). The value is not the same as the value of the shares as determined pursuant to the acquisition agreement, due to the fluctuation in the market price of the Company’s common stock between the date of the acquisition agreement and the date of the acquisition closing.

The Company funded the cash portion and related costs of the Tommy Hilfiger acquisition with cash on hand and the net proceeds of the following activities: (i) the sale on April 28, 2010 of 5,750 shares of the Company’s common stock; (ii) the issuances of an aggregate of 8 shares of Series A convertible preferred stock, which are convertible into 4,189 shares of the Company’s common stock, for an aggregate gross purchase price of

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

$200,000; (iii) the issuance of $600,000 of 7 3/8% senior notes due 2020; and (iv) the borrowing of approximately $1,900,000 of term loans under new credit facilities.

Please see the notes entitled “Goodwill and Other Intangible Assets,” “Debt” and “Stockholders’ Equity” for a further discussion of these aspects of the acquisition.

The Company incurred certain pre-tax costs directly associated with the acquisition, totaling approximately $72,000, which are included within selling, general and administrative expenses in its financial statements. The Company also recorded a loss of $140,490 during the year ended January 30, 2011 associated with hedges against the Euro to United States dollar exchange rate relating to the purchase price. The Company incurred costs totaling $29,251 associated with the issuance of the common and preferred shares related to the acquisition, which were deducted from the recognized proceeds of issuance within stockholders’ equity. The Company incurred costs totaling $71,533 associated with the issuance of debt related to the acquisition, which will be amortized over the term of the related debt agreement.

Tommy Hilfiger had total revenue of $1,945,230 and net income, after short-lived non-cash valuation amortization charges and transaction and integration costs, of $72,488 for the period from the date of acquisition through January 30, 2011. These amounts are included in the Company’s results of operations for the year then ended.

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

	Pro Forma Year Ended
	1/30/11	1/31/10

Total revenue	$5,282,732	$4,680,832
Net income	292,271	82,162

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Allocation of the Acquisition Consideration

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Trade receivables	$120,477
Inventories	288,891
Prepaid expenses	24,029
Other current assets	81,307
Property, plant and equipment	238,026
Goodwill	1,255,862
Tradenames	1,635,417
Other intangibles	172,069
Other assets	117,880
Accounts payable	91,436
Accrued expenses	205,631
Other liabilities	675,508

The Company is still in the process of valuing the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to change.

In connection with the acquisition, the Company recorded goodwill of $1,255,862, which was assigned to the Company’s Tommy Hilfiger North America and Tommy Hilfiger International segments (See Note 18, “Segment Data”) in the amounts of $197,328 and $1,058,534, respectively. None of the goodwill is expected to be deductible for tax purposes. The Company also recorded other intangible assets of $1,807,486, which included customer relationships of $138,724, covenants not to compete of $1,527 and order backlog of $31,818, which are all amortizable, as well as indefinitely-lived tradenames of $1,635,417.

Acquisition of Tommy Hilfiger Handbag License

On June 14, 2010, the Company entered into an agreement to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger handbags outside of the United States. The effective date of the transfer of the rights was December 31, 2010. In connection with this transaction, the Company made a payment of $7,349, based on the applicable exchange rate in effect on the acquisition date, to the former licensee during the second quarter of 2010.

Acquisition of Block Assets

The Company acquired in 2009 from Block Corporation (“Block”), a former licensee of Van Heusen and IZOD “big and tall” sportswear in the United States, inventories and inventory purchase commitments related to the licensed business. As part of this transaction, the license agreements between the Company and Block were terminated. The Company paid $5,699 during the first quarter of 2009 in connection with the transaction.

Acquisition of British Van Heusen Assets

The Company acquired in 2008 from The British Van Heusen Company Limited, a former licensee of Van Heusen men’s dresswear and accessories in the United Kingdom and Ireland, and one of its affiliates, certain assets (including inventories) of the licensed business. The Company paid $6,582, including transaction expenses, during 2008 in connection with the acquisition.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Acquisition of Mulberry Assets

The Company acquired in 2008 certain assets (including certain trademark licenses, inventories and receivables) of Mulberry Thai Silks, Inc., a manufacturer and distributor of neckwear in the United States. The Company acquired rights to produce and market neckwear under various brand names, including Kenneth Cole New York, Kenneth Cole Reaction, J. Garcia, Claiborne, Sean John, U.S. POLO ASSN. and Axcess in connection with this transaction. The Company paid $11,314 during 2008 in connection with the acquisition.

Acquisition of CMI

The Company acquired in January 2008 100% of the issued and outstanding shares of Confezioni Moda Italia, S.r.L. (“CMI”) from a subsidiary of The Warnaco Group, Inc. (The Warnaco Group, Inc. and its subsidiaries, separately and together, are referred to as “Warnaco.”) CMI is the licensee of the Calvin Klein Collection apparel and accessories businesses under agreements with the Company’s Calvin Klein, Inc. subsidiary. Warnaco acquired the shares of CMI in January 2008 and was obligated to operate the Calvin Klein Collection businesses through 2013. In return for the Company’s assuming ownership of CMI, Warnaco made a payment of $38,500 to the Company in the first quarter of 2008. Under the terms of the acquisition agreement, the amount paid to the Company is subject to certain refund provisions if the Company were to cease operating the Calvin Klein Collection businesses prior to 2012. The Company will amortize into income each year that it continues to operate such businesses the amount set forth in the acquisition agreement that would have been refunded to Warnaco for such year if the Company had ceased operating such businesses. Each amount so amortized is recorded in equal quarterly installments. As part of this transaction, the Company paid to Warnaco $17,146 in the first quarter of 2008 based on a percentage of Warnaco’s estimate of the net working capital of CMI as of the closing date. This amount was subject to adjustment. The Company subsequently adjusted during 2008 the preliminary allocation of the purchase price based on the Company’s calculation of the working capital of CMI as of the closing date. Pursuant to the process set forth in the amended acquisition agreement, the Company submitted its calculation of the closing date working capital to Warnaco and Warnaco had disputed the calculation. Such dispute was resolved in 2009. In connection with such resolution, Warnaco refunded to the Company $4,117 of the Company’s consideration paid for the acquisition.

Acquisition of Superba

The Company acquired in January 2007 substantially all of the assets of Superba, Inc. (“Superba”), a manufacturer and distributor of neckwear in the United States and Canada. Prior to the acquisition, the seller had been licensing the ARROW trademark from the Company for use on neckwear. In connection with the Superba acquisition, the Company was obligated to pay the seller contingent purchase price payments if the earnings of the acquired business exceeded certain targets in 2007, 2008 and 2009. Any such contingent purchase price payment was payable 90 days after the applicable fiscal year end. Such contingent purchase price payments totaled $14,517 in 2008 based on the actual calculation of 2007 earnings, as defined in the underlying asset purchase agreement, achieved by the acquired business. The acquired business did not achieve the minimum earnings in 2008 and 2009 required for a payout.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

3.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:
	2010	2009

Land	$1,028	$1,028
Buildings and building improvements	71,518	32,508
Machinery, software and equipment	244,168	200,456
Furniture and fixtures	188,727	140,162
Shop-in-shops	64,575	22,463
Leasehold improvements	292,122	158,319
Property, plant and equipment, gross	862,138	554,936
Less: Accumulated depreciation	(457,561)	(387,462)
Property, plant and equipment, net	$404,577	$167,474

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	Heritage
	Brand	Heritage		Tommy
	Wholesale	Brand		Hilfiger	Tommy
	Dress	Wholesale	Calvin Klein	North	Hilfiger
	Furnishings	Sportswear	Licensing	America	International	Total

Balance as of February 1, 2009
Goodwill, gross	$74,377	$82,133	$220,517	$-	$-	$377,027
Accumulated impairment losses	-	-	-	-	-	-
Goodwill, net	74,377	82,133	220,517	-	-	377,027
Contingent purchase price payments to Mr. Calvin Klein	-	-	38,866	-	-	38,866
Goodwill from acquisition of Block assets	-	2,420	-	-	-	2,420
Currency translation	555	-	311	-	-	866
Balance as of January 31, 2010
Goodwill, gross	74,932	84,553	259,694	-	-	419,179
Accumulated impairment losses	-	-	-	-	-	-
Goodwill, net	74,932	84,553	259,694	-	-	419,179
Contingent purchase price payments to Mr. Calvin Klein	-	-	45,335	-	-	45,335
Goodwill from acquisition of Tommy Hilfiger	-	-	-	197,328	1,058,534	1,255,862
Goodwill from acquisition of Tommy Hilfiger handbag license	-	-	-	-	6,430	6,430
Disposal of goodwill	(4,157)	-	-	-	-	(4,157)
Currency translation	(186)	-	(105)	-	81,041	80,750
Balance as of January 30, 2011
Goodwill, gross	70,589	84,553	304,924	197,328	1,146,005	1,803,399
Accumulated impairment losses	-	-	-	-	-	-
Goodwill, net	$70,589	$84,553	$304,924	$197,328	$1,146,005	$1,803,399

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

During the fourth quarter of 2010, the Company disposed of $4,157 of previously recorded goodwill in connection with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business.

The Company’s intangible assets subject to amortization consisted of the following:

	Customer Relationships
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Balance as of February 1, 2009	$35,507	$(4,931)	$30,576
Amortization	-	(2,368)	(2,368)
Balance as of January 31, 2010	35,507	(7,299)	28,208
Amount recorded in connection with the acquisition of Tommy Hilfiger	138,724	-	138,724
Amortization	-	(9,529)	(9,529)
Currency translation	10,125	-	10,125
Balance as of January 30, 2011	$184,356	$(16,828)	$167,528

	Covenants Not to Compete
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Balance as of February 1, 2009	$600	$(360)	$240
Amortization	-	(60)	(60)
Balance as of January 31, 2010	600	(420)	180
Amount recorded in connection with the acquisition of Tommy Hilfiger	1,527	-	1,527
Amortization	-	(649)	(649)
Currency translation	88	-	88
Balance as of January 30, 2011	$2,215	$(1,069)	$1,146

	Order Backlog
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Balance as of January 31, 2010	$-	$-	$-
Amount recorded in connection with the acquisition of Tommy Hilfiger	31,818	-	31,818
Amortization	-	(32,287)	(32,287)
Currency translation	469	-	469
Balance as of January 30, 2011	$32,287	$(32,287)	$-

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

	License Rights
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Balance as of February 1, 2009	$3,606	$(180)	$3,426
Amount recorded related to acquisition of Block assets	1,401	-	1,401
Amortization	-	(1,159)	(1,159)
Balance as of January 31, 2010	5,007	(1,339)	3,668
Amount recorded related to acquisition of Tommy Hilfiger handbag license	919	-	919
Amortization	-	(723)	(723)
Currency translation	24	-	24
Balance as of January 30, 2011	$5,950	$(2,062)	$3,888

Customer relationships recorded in connection with the acquisition of Tommy Hilfiger are amortized principally over 15 years from the date of acquisition. Covenants not to compete recorded in connection with the Tommy Hilfiger acquisition are amortized over two years from the date of acquisition. Order backlog recorded in connection with the Tommy Hilfiger acquisition was amortized over six months from the date of acquisition. License rights recorded in connection with the acquisition of the Tommy Hilfiger handbag license are amortized over two years from the date the Company assumed control of the acquired business. As of January 30, 2011, the weighted average remaining life of the amortizable intangible assets recorded in connection with the acquisition of Tommy Hilfiger was 14.1 years.

Customer relationships and license rights recorded as of January 31, 2010 are amortized principally over 15 years from the date of the related acquisition. Covenants not to compete recorded as of January 31, 2010 are amortized over ten years from the date of acquisition.

At the end of 2010 and 2009, accumulated amortization for other intangible assets was $52,246 and $9,058, respectively.

Amortization expense, a portion of which is subject to exchange rate fluctuation, for the next five years related to the Company’s intangible assets is expected to be as follows:

2011	$13,949
2012	13,333
2013	12,597
2014	12,597
2015	12,597

The Company’s intangible assets not subject to amortization consisted of the following:

		Perpetual
	Tradenames	License Rights	Total
Balance as of January 31, 2010	$621,135	$86,000	$707,135
Amount recorded in connection with the acquisition of Tommy Hilfiger	1,635,417	-	1,635,417
Currency translation	85,915	-	85,915
Balance as of January 30, 2011	$2,342,467	$86,000	$2,428,467

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

5.      SALE OF INVESTMENTS

Warnaco acquired in January 2006 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the ck Calvin Klein bridge line of sportswear and accessories in Europe. The Company’s Calvin Klein, Inc. subsidiary is the licensor of the businesses sold and had minority interests in certain of the entities sold. The Company received a distribution of $1,864 during 2008 representing its share of the amount that remained in escrow in connection with this sale. The Company recorded this amount as a gain in 2008.

6.      DEBT

Short-Term Borrowings

One of the Company’s subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of ¥1,000,000 (approximately $12,200 based on the Yen to United States dollar exchange rate in effect on January 30, 2011) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility matures on July 19, 2011 and renews automatically unless the Company gives notice of termination. The outstanding balance was ¥400,000 (approximately $4,900 based on the Yen to United States dollar exchange rate in effect on January 30, 2011) as of January 30, 2011 with the balance of ¥600,000 (approximately $7,300 based on the Yen to United States dollar exchange rate in effect on January 30, 2011) remaining undrawn under the facility. The weighted average interest rate on the funds borrowed at January 30, 2011 was 0.33%.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	2010	2009

Senior secured term loan A facility due 2015	$437,789	$-
Senior secured term loan B facility due 2016	1,226,611	-
7 3/8% senior unsecured notes due 2020	600,000	-
7 3/4% debentures due 2023	99,602	99,584
7 1/4% senior unsecured notes due 2011	-	150,000
8 1/8% senior unsecured notes due 2013	-	150,000
Total	$2,364,002	$399,584

Please refer to Note 10, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of January 30, 2011 and January 31, 2010.

Senior Secured Credit Facilities

On May 6, 2010, the Company entered into a new senior secured credit facility, which consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. Subsequent to January 30, 2011, the Company amended and restated the senior secured credit facility. Please see Note 21, “Subsequent Events (Unaudited),” for a further discussion. The following discussion is of such facility as of January 30, 2011, without giving effect to such amendment and restatement. The senior secured credit facility provides for borrowings equal to an aggregate of approximately $2,375,000 (based on applicable exchange rates in effect on January 30, 2011), consisting of (i) an aggregate of approximately $1,920,000 of term loan facilities, which had been borrowed in full at May 6, 2010 and for which the Company made repayments totaling $250,000 during 2010; and (ii) approximately $455,000 of revolving credit

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

facilities, under which the Company had no revolving credit borrowings and $138,316 of letters of credit outstanding as of January 30, 2011.

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

The United States dollar-denominated borrowings under the senior secured credit facility bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the highest of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1% and (iii) a one-month adjusted Eurocurrency rate plus 1% (provided, that, in the case of the term loan A and B facilities, in no event will the base rate be deemed to be less than 2.75%); or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the senior secured credit facility (provided, that, in the case of the term loan A and B facilities, in no event will the adjusted Eurocurrency rate be deemed to be less than 1.75%).

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

The initial applicable margins are (a) in the case of the United States dollar-denominated term loan A facility and the United States dollar-denominated term loan B facility, 3.00% for adjusted Eurocurrency rate loans and 2.00% for base rate loans, as applicable, (b) in the case of the Euro-denominated term loan A facility and the Euro-denominated term loan B facility, 3.25% and (c) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 3.00% for adjusted Eurocurrency rate loans and 2.00% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 3.00% for adjusted Eurocurrency rate loans and 2.00% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 3.25%. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s period ending January 30, 2011, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on the Company’s Leverage Ratio. The Company’s ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the indenture governing the facilities.

7 3/8% Senior Notes Due 2020

On May 6, 2010, the Company issued $600,000 principal amount of 7 3/8% senior notes due May 15, 2020. Interest on the 7 3/8% notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2010.

The Company may redeem some or all of these notes on or after May 15, 2015 at specified redemption prices. The Company may redeem some or all of these notes at any time prior to May 15, 2015 by paying a “make whole” premium. In addition, the Company may also redeem up to 35% of these notes prior to May 15, 2013 with the net proceeds of certain equity offerings. The Company’s ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the indenture governing the notes.

7 3/4% Debentures Due 2023

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

Prior Senior Secured Revolving Credit Facility

On May 6, 2010, the Company terminated its $325,000 secured revolving credit facility with JP Morgan Chase Bank, N.A., as the Administrative Agent and Collateral Agent, which was scheduled to expire in July 2012. The Company had no borrowings and $134,822 of outstanding letters of credit under this facility as of January 31, 2010.

Tender for and Redemption of 2011 Notes and 2013 Notes

The Company commenced tender offers on April 7, 2010 for (i) all of the $150,000 outstanding principal amount of its notes due 2011; and (ii) all of the $150,000 outstanding principal amount of its notes due 2013. The tender offers expired on May 4, 2010. On May 6, 2010, the Company accepted for purchase all of the notes tendered and made payment to tendering holders and called for redemption all of the balance of its outstanding 7 1/4% senior notes due 2011 and all of the balance of its outstanding 8 1/8% senior notes due 2013. The redemption prices of the notes due 2011 and 2013 were 100.000% and 101.354%, respectively, of the outstanding aggregate principal amount of each applicable note, plus accrued and unpaid interest thereon to the redemption date. On May 6, 2010, the

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Company made an irrevocable payment, including accrued and unpaid interest, to the trustee for the notes due 2011 and 2013. As a result, such notes were satisfied and effectively discharged as of May 6, 2010.

The Company incurred costs of $6,650 during the second quarter of 2010 on the extinguishment of its 7 1/4% senior notes due 2011 and its 8 1/8% senior notes due 2013.

Substantially all of the Company’s assets have been pledged as collateral to secure the Company’s obligations under its senior secured credit facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 4, “Goodwill and Other Intangible Assets.”

Interest paid was $110,018, $31,824 and $31,839 in 2010, 2009 and 2008, respectively.

7.      RETIREMENT AND BENEFIT PLANS

The Company has five noncontributory defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service. The Company also has for certain of such employees an unfunded non-qualified supplemental defined benefit pension plan, which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement. The Company refers to these six plans as its “pension plans.”

As a result of the Company’s acquisition of Tommy Hilfiger, the Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan (“SERP Plan”), which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits.

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

      Following is a reconciliation of the changes in the projected benefit obligation (pension plans, CAP Plan and SERP Plan) and the accumulated benefit obligation (postretirement plan) for each of the last two years:

	Pension Plans		CAP and SERP Plans		Postretirement Plan
	2010	2009	2010	2009	2010	2009

Beginning of year	$283,639	$245,081	$15,205	$13,751	$22,668	$21,596
Business acquisitions	-	-	15,693	-	-	-
Service cost	9,216	7,437	90	70	-	-
Interest cost	17,843	16,937	1,623	958	1,090	1,459
Benefit payments	(14,270)	(13,757)	(2,045)	(1,383)	-	-
Benefit payments, net of retiree contributions	-	-	-	-	(2,122)	(2,168)
Plan amendments	9	-	-	-	-	-
Medicare subsidy	-	-	-	-	114	115
Actuarial loss (gain)	22,611	27,941	62	1,809	(3,969)	1,666
End of year	$319,048	$283,639	$30,628	$15,205	$17,781	$22,668

Following is a reconciliation of the fair value of the assets held by the Company’s pension plans and the plans’ funded status for each of the last two years:

	2010	2009

Fair value of plan assets, beginning of year	$207,883	$175,400
Actual return, net of plan expenses	30,438	35,563
Benefit payments	(14,270)	(13,757)
Company contributions	27,759	10,677
Fair value of plan assets, end of year	$251,810	$207,883

Funded status at end of year	$(67,238)	$(75,756)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		CAP and SERP Plans		Postretirement Plan
	2010	2009	2010	2009	2010	2009

Current liabilities	$(3,753)	$(3,107)	$(2,295)	$(1,640)	$(2,014)	$(2,610)
Non-current liabilities	(63,485)	(72,649)	(28,333)	(13,565)	(15,767)	(20,058)
Net amount recognized on balance sheet	$(67,238)	$(75,756)	$(30,628)	$(15,205)	$(17,781)	$(22,668)

      Pre-tax amounts in accumulated other comprehensive income (loss) that, as of the end of each applicable fiscal year, had not yet been recognized as components of net benefit cost were as follows:

	Pension Plans		CAP and SERP Plans		Postretirement Plan
	2010	2009	2010	2009	2010	2009

Prior service credit	$381	$452	$-	$-	$3,889	$4,706
Net (loss) gain	(131,190)	(126,926)	(43)	27	(2,010)	(5,979)
Total	$(130,809)	$(126,474)	$(43)	$27	$1,879	$(1,273)

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Pre-tax amounts in accumulated other comprehensive income (loss) as of January 30, 2011 expected to be recognized as components of net benefit cost in 2011 were as follows:

		CAP and SERP	Postretirement
	Pension Plans	Plans	Plan

Prior service credit	$62	$-	$817
Net (loss) gain	(10,174)	9	(27)
Total	$(10,112)	$9	$790

The pension plan assets are invested with the objective of being able to meet current and future benefit payment needs, while controlling pension expense volatility and future contributions. Plan assets are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation as of January 30, 2011 was approximately 55% United States equities, 15% international equities and 30% fixed income investments. Equity securities primarily include investments in large-cap and mid-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, asset and mortgage backed securities, municipal bonds, collective funds and United States treasuries. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions. The following tables show the fair value of total pension plan assets for each major category as of January 30, 2011 and January 31, 2010:

		Fair Value Measurements at
		January 30, 2011
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(1)	$53,609	$53,609	$-	$-
International equities(1)	2,910	2,910	-	-
Global equity mutual fund(2)	13,376	13,376	-	-
U.S. equity commingled fund(3)	35,696	-	35,696	-
International equity commingled fund(4)	46,632	-	46,632	-
Fixed income securities:
U.S. treasury, government and agency securities(5)	3,610	-	3,610	-
Corporate securities(5)	25,617	-	25,617	-
Asset and mortgage backed securities(6)	13,969	-	13,969	-
U.S. bond commingled fund(7)	16,935	-	16,935	-
Short-term investment commingled fund(8)	36,789	-	36,789	-
Total return mutual fund(9)	4,183	4,183	-	-
Subtotal	$253,326	$74,078	$179,248	$-
Other assets and liabilities(10)	(1,516)
Total	$251,810

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

		Fair Value Measurements at
		January 31, 2010
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(1)	$41,089	$41,089	$-	$-
International equities(1)	2,332	2,332	-	-
Global equity mutual fund(2)	11,280	11,280	-	-
U.S. equity commingled fund(3)	30,300	-	30,300	-
International equity commingled fund(4)	40,790	-	40,790	-
Fixed income securities:
U.S. treasury, government and agency securities(5)	2,710	-	2,710	-
Corporate securities(5)	20,056	-	20,056	-
Asset and mortgage backed securities(6)	14,776	-	14,776	-
U.S. bond commingled fund(7)	16,111	-	16,111	-
Short-term investment commingled fund(8)	24,482	-	24,482	-
Total return mutual fund(9)	3,817	3,817	-	-
Subtotal	$207,743	$58,518	$149,225	$-
Other assets and liabilities(10)	140
Total	$207,883

(1)           Valued at the closing price in the active market in which the individual securities are traded.
(2)
Valued at the net asset value of the fund, as determined by the closing price in the active market in which the individual fund is traded. This fund invests in a portfolio of U.S. and international equities seeking long-term growth of principal and income.

(3)
Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. This fund invests in U.S. large cap equities that track the S&P 500 Index.

(4)
Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. This fund invests primarily in equities outside the U.S. seeking long-term capital appreciation.

(5)
Valued with bid evaluation pricing that uses actual trades in active markets when available as well as models with market inputs that include actual and comparable trade data, market benchmarks, broker quotes, trading spreads and/or other applicable data.

(6)	Valued with bid evaluation pricing using a combined market/income approach that includes discounted projected cash flows, comparable trade data, market benchmarks and/or other applicable data.
(7)
Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. This fund invests in fixed income securities to track to the Barclays Capital U.S. aggregate bond index.

(8)
Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. This fund invests in high grade, short-term, money market instruments.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

(9)
Valued at the net asset value of the fund, as determined by the closing price in the active market in which the individual fund is traded. This fund invests in both equity securities and fixed income securities seeking a high total return.

(10)           This category includes other pension assets and liabilities such as pending trades and accrued income.

The Company believes that there are no significant concentrations of risk within its plan assets at January 30, 2011.

      In 2010 and 2009, all of the Company’s pension plans, including the Company’s unfunded supplemental pension plans, had projected and accumulated benefit obligations in excess of plan assets. The balances were as follows:

	2010	2009

Number of plans with projected benefit obligations in excess of plan assets	6	6
Aggregate projected benefit obligation	$319,048	$283,639
Aggregate fair value of related plan assets	$251,810	$207,883

Number of plans with accumulated benefit obligations in excess of plan assets	6	6
Aggregate accumulated benefit obligation	$298,618	$266,082
Aggregate fair value of related plan assets	$251,810	$207,883

The components of net benefit cost and other pre-tax amounts recognized in other comprehensive loss (income) in each of the last three years were as follows:

Net Benefit Cost Recognized in Selling, General and Administrative Expenses

	Pension Plans			CAP and SERP Plans			Postretirement Plan
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost, including plan expenses	$9,516	$7,637	$7,925	$90	$70	$74	$-	$-	$-
Interest cost	17,843	16,937	15,831	1,623	958	987	1,090	1,459	1,423
Amortization of net loss (gain)	7,580	2,325	2,237	(8)	(39)	(169)	-	258	271
Expected return on plan assets	(19,970)	(20,028)	(18,341)	-	-	-	-	-	-
Amortization of prior service (credit) cost	(62)	(30)	39	-	-	-	(817)	(817)	(817)
Curtailment loss	-	13	6	-	-	-	-	-	-
Total	$14,907	$6,854	$7,697	$1,705	$989	$892	$273	$900	$877

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss

	Pension Plans			CAP and SERP Plans			Postretirement Plan
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Actuarial loss (gain)	$11,844	$12,207	$88,541	$62	$1,809	$(961)	$(3,969)	$1,666	$(222)
Effect of the adoption of the measurement date provisions of FASB guidance for retirement benefits	-	-	(129)	-	-	-	-	-	44
Prior service cost	9	-	-	-	-	-	-	-	-
Amortization of prior service credit (cost)	62	16	(41)	-	-	-	817	817	817
Amortization of net (loss) gain	(7,580)	(2,325)	(2,237)	8	39	169	-	(258)	(271)
Loss (gain) recognized in other comprehensive (income) loss	$4,335	$9,898	$86,134	$70	$1,848	$(792)	$(3,152)	$2,225	$368

Total recognized in net benefit cost and other comprehensive (income) loss	$19,242	$16,752	$93,831	$1,775	$2,837	$100	$(2,879)	$3,125	$1,245

      Currently, the Company expects to make contributions of approximately $15,000 to its pension plans in 2011. Following are expected benefit payments associated with the Company’s pension plans, CAP Plan and SERP Plan, and expected benefit payments, net of retiree contributions, associated with the Company’s postretirement plan:

			Postretirement Plan
		CAP and SERP	Excluding Medicare	Expected Medicare
	Pension Plans	Plans	Subsidy Receipts	Subsidy Receipts

2011	16,526	2,295	2,122	108
2012	17,575	2,647	2,028	105
2013	17,623	2,742	1,930	100
2014	16,962	2,948	1,855	95
2015	18,636	2,787	1,756	89
2016-2020	111,098	19,437	7,170	341

The medical health care cost trend rate assumed for 2011 is 6.60% and is assumed to decrease by approximately 0.15% per year through 2022. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2010 and on the accumulated postretirement benefit obligation at January 30, 2011 would be as follows:

	1% Increase	1% Decrease

Impact on service and interest cost	$66	$(60)
Impact on year-end accumulated postretirement benefit obligation	$1,138	$(1,028)

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2010	2009	2008

Discount rate	6.09%	6.35%	7.19%
Rate of increase in compensation levels (applies to pension plans only)	4.30%	4.29%	4.28%
Long-term rate of return on assets (applies to pension plans only)	8.25%	8.25%	8.25%

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

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. The Company also has a defined contribution plan for certain employees associated with certain businesses acquired in the Tommy Hilfiger acquisition, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $9,898 (2010); $6,195 (2009) and $7,325 (2008).

8.      INCOME TAXES

The domestic and foreign components of income before provision for income taxes were as follows:

	2010	2009	2008

Domestic	$21,693	$209,960	$149,123
Foreign	54,880	1,623	(2,819)
Total	$76,573	$211,583	$146,304

Taxes paid were $40,169 (2010), $95,459 (2009) and $54,061 (2008).

The provision/(benefit) for income taxes attributable to the income consisted of:

	2010	2009	2008
Federal:
Current	$8,992	$26,349	$61,478
Deferred	(11,167)	4,929	(15,400)
State and local:
Current	2,759	7,580	3,894
Deferred	1,305	(215)	(2,919)
Foreign:
Current	23,510	11,030	7,480
Deferred	(2,631)	-	-
Total	$22,768	$49,673	$54,533

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	2010	2009

Depreciation and amortization	$5,972	$(10,631)
Employee compensation and benefits	35,235	26,728
Tax loss and credit carryforwards	108,463	6,215
Tax benefit on items in accumulated other comprehensive income (loss)	50,223	48,889
Book versus tax basis difference related to identifiable intangible assets	(691,280)	(230,580)
Business acquisition costs	7,626	(12,388)
Other, net	57,363	4,426
Subtotal	(426,398)	(167,341)
Valuation allowance for foreign/state net operating loss carryforwards	(20,417)	(3,487)
Total	$(446,815)	$(170,828)

Included in the tax loss and credit carryforwards at the end of 2010 are state net operating loss carryforwards of $824,382, federal net operating loss carryforwards of $3,274, foreign net operating loss carryforwards of $338,462 and federal credit carryforwards of $37,814. The carryforwards expire principally between 2011 and 2015. The valuation allowance increase relates primarily to tax attributes (e.g. state and local and foreign net operating loss carryforwards) for which the Company currently believes it is more likely than not that a portion of these losses will not be realized. The deferred tax liability decreased $5,229 related to the reduction in the Netherlands tax rate. The components of the deferred taxes were recorded as follows: current deferred tax asset of $61,747 and non-current deferred tax liability of $508,562.

The Company’s provision for income taxes for the years ended 2010, 2009 and 2008 was different from the amount computed by applying the statutory United States federal income tax rates to the underlying income as follows:

	2010	2009	2008

Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	5.3%	2.3%	1.1%
International rate difference	(33.7)%	0.0%	0.0%
Acquisition adjustments	30.5%	0.0%	0.0%
Unrecognized tax benefits	(3.8)%	(13.1)%	2.1%
Decrease in the Netherlands income tax rate	(6.8)%	0.0%	0.0%
Other, net	3.2%	(0.7)%	(0.9)%
Effective tax rate	29.7%	23.5%	37.3%

The international rate difference in 2010 includes not only those taxes of general application but also taxes at special rates levied on income from certain jurisdictional activities. The Company expects to benefit from these special rates until 2021. The Company does not provide for deferred taxes on the excess of financial reporting over tax basis on its investments in the foreign subsidiaries that were part of the Tommy Hilfiger acquisition and that are essentially permanent in duration. The earnings that are permanently reinvested were $42,980. The determination of the additional deferred taxes on the excess has not been provided because it is not practicable due to complexities associated with the hypothetical calculation.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Unrecognized tax benefit activity for each year was as follows:

	2010	2009

Balance at beginning of year	$34,466	$88,910
Increase due to assumed Tommy Hilfiger positions	132,824	-
Increases related to prior year tax positions	331	2,964
Decreases related to prior year tax positions	(764)	(13,417)
Increases related to current year tax positions	11,623	9,492
Settlements	-	(24,083)
Lapses in statute of limitations	(8,873)	(29,400)
Balance at end of year	$169,607	$34,466

The entire amount of unrecognized tax benefits as of January 30, 2011, if recognized, would reduce the future effective tax rate under current accounting provisions.

Interest and penalties related to unrecognized tax benefits are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Income Statements totaled an expense of $2,125 and $3,155 for 2010 and 2009, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of January 30, 2011 and January 31, 2010 totaled $7,608 and $2,465, respectively. The Company records its liabilities for unrecognized tax benefits principally in Accrued Expenses and Other Liabilities on the Company’s Consolidated Balance Sheets based on the anticipated timing of relieving such liabilities.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. With few exceptions, examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2005. It is reasonably possible that a reduction in a range of $7,000 to $9,000 of uncertain tax positions may occur within 12 months of January 30, 2011.

9.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into foreign currency forward exchange contracts with respect to €1,550,000 during 2010 in connection with the acquisition of Tommy Hilfiger to hedge against its exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. Such foreign currency forward exchange contracts were not designated as hedging instruments. The Company settled the foreign currency forward exchange contracts at a loss of $140,490 on May 6, 2010 in connection with completing the acquisition. Such loss is reflected in Other Loss in the Company’s Consolidated Income Statements.

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with international inventory purchases of Tommy Hilfiger. To help manage this exposure, the Company periodically uses foreign currency forward exchange contracts. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company records the foreign currency forward exchange contracts at fair value in its Consolidated Balance Sheets. Changes in fair value of foreign currency forward exchange contracts that are designated as effective hedging instruments are deferred in equity as a component of accumulated other comprehensive income (loss). No contracts were excluded from effectiveness testing. Changes in the fair value of foreign currency forward exchange contracts that are not designated as effective hedging instruments are immediately recognized in earnings.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s foreign currency forward exchange contracts related to inventory purchases:

	Asset Derivatives (Classified in Other Current Assets)		Liability Derivatives (Classified in Accrued Expenses)
	1/30/11	1/31/10	1/30/11	1/31/10

Designated hedges	$417	$-	$12,572	$-
Undesignated hedges	-	-	2,940	-
	$417	$-	$15,512	$-

At January 30, 2011, the notional amount of foreign currency forward exchange contracts outstanding was approximately $359,250. Such contracts expire between February 2011 and October 2012.

The following table summarizes the effect of the Company’s derivatives designated as hedging instruments, which consist of foreign currency forward exchange contracts for inventory purchases:

Amount of Loss		Loss Reclassified from
Recognized in Other		Accumulated Other Comprehensive			Loss Recognized in
Comprehensive Income		Income (Loss) into Income (Expense)			Income (Expense) on Derivatives
(Loss) on Derivatives		(Effective Portion)			(Ineffective Portion)
(Effective Portion)		Location	Amount		Location	Amount
2010	2009		2010	2009		2010	2009
$(17,883)	$ -	Cost of goods sold	$(5,580)	$ -	Selling, general and administrative expenses	$(1,922)	$ -

The balance in accumulated other comprehensive income (loss) on foreign currency forward exchange contracts at January 30, 2011 will be recognized principally in the next 12 months in the Consolidated Income Statements as costs of goods sold as the underlying inventory is purchased and sold.

The following table summarizes the effect of the Company’s derivatives that were not designated as hedging instruments, which consist of foreign currency forward exchange contracts for inventory purchases:

Loss Recognized
in Income (Expense)
Location	Amount
	2010	2009
Selling, general and administrative expenses	$(2,868)	$-

Please refer to Note 10, “Fair Value Measurements,” for disclosures on fair value measurements of the Company’s derivative financial instruments. The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of January 30, 2011.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

10.      FAIR VALUE MEASUREMENTS

FASB guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. It also establishes a three level hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that were required to be remeasured at fair value on a recurring basis during 2010:
				Total Fair
	Fair Value Measurement Using			Value at
Description	Level 1	Level 2	Level 3	1/30/11
Derivative instrument assets	N/A	$417	N/A	$417
Derivative instrument liabilities	N/A	$15,512	N/A	$15,512

Derivative instruments presented above represent foreign currency forward exchange contracts. The fair value of such instruments is measured as the United States dollars to be purchased, multiplied by the difference between (i) the forward rate as of January 30, 2011 and (ii) the settlement rate specified in each contract.

There were no financial assets or liabilities that were required to be remeasured at fair value on a recurring basis during 2009.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property and equipment) during 2010 and 2009, and the total impairments recorded as a result of the remeasurement process:

				Fair Value
				as of
	Fair Value Measurement Using			Impairment	Total
	Level 1	Level 2	Level 3	Date	Impairments

2010	N/A	$200	$91	$291	$13,900
2009	N/A	$1,425	$860	$2,285	$7,290

Long-lived assets with a carrying amount of $14,191 and $9,575 were written down to a fair value of $291 and $2,285 during 2010 and 2009, respectively. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions, or on the quoted contractual selling prices of such assets, less the related selling costs, as applicable.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt for 2010 and 2009 were as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$498,718	$498,718	$480,882	$480,882
Short-term borrowings	4,868	4,868	-	-
Long-term debt	2,364,002	2,415,980	399,584	397,438

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable year.

11.      STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock Issuance

On May 6, 2010, the Company completed the sale of an aggregate of 8 shares of Series A convertible preferred stock, par value $100.00 per share, for an aggregate gross purchase price of $200,000 and for net proceeds of $188,595 after related fees and expenses. The Series A convertible preferred stock has a liquidation preference of $25,000 per share and is convertible at a price of $47.74 into 4,189 shares of common stock. The conversion price was established in a definitive agreement, which formed a binding commitment with the preferred stockholders in March 2010, and is subject to equitable adjustment in the event of the Company taking certain actions, including stock splits, stock dividends, mergers, consolidations or other capital reorganizations. The Series A convertible preferred stock is not subject to mandatory redemption nor is it redeemable, in whole or in part, by the Company at its option or that of any holder. The holders of the Series A convertible preferred stock are entitled to vote and participate in dividends with the holders of the Company’s common stock on an as-converted basis.

Common Stock Offering

The Company sold 5,750 shares of its common stock on April 28, 2010 for net proceeds after commissions, discounts and related fees and expenses totaling $364,529, which were used to fund a portion of the purchase price and fees relating to the acquisition of Tommy Hilfiger. Of the 5,750 shares, a total of 5,250 shares were released from treasury and 500 shares were newly issued.

Common Stock Issuance

On May 6, 2010, the Company issued 7,873 shares of its common stock, par value $1.00 per share, as part of the consideration paid to the former shareholders of Tommy Hilfiger in connection with the acquisition.

Common Stock Dividends

During each of 2010, 2009 and 2008, the Company paid four $0.0375 per share cash dividends on its common stock.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Warrant

The Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share in connection with the Company’s acquisition of Calvin Klein in 2003. Such warrant was exercised and the underlying shares were issued during 2010.

12.      STOCK-BASED COMPENSATION

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

Through January 30, 2011, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net income for 2010, 2009 and 2008 included $33,281, $14,456 and $10,527, respectively, of pre-tax expense related to stock-based compensation.

Options currently outstanding are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant. The vesting of options outstanding is also generally accelerated upon retirement (as defined in the applicable plan). Options are generally granted with a 10-year term.

      The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed on a straight-line basis over the options’ vesting period. At January 30, 2011, there was $8,814 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.9 years.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted in each year:

	2010	2009	2008

Weighted average risk-free interest rate	2.63%	2.58%	2.79%
Weighted average expected option term (in years)	6.25	6.59	6.25
Weighted average expected volatility	42.60%	38.92%	29.49%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average estimated fair value per option	$26.67	$11.16	$12.16

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

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving option grants and changes in the vesting schedule of certain grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Service-based stock option activity for the year was as follows:

		Range of Exercise			Weighted Average
	Options	Prices Per Option			Price Per Option

Outstanding at January 31, 2010	3,616	$9.13	-	$60.35	$30.16
Granted	170	56.04	-	61.60	60.18
Exercised	931	9.13	-	58.60	25.68
Cancelled	2	22.79	-	35.63	28.27
Outstanding at January 30, 2011	2,853	$12.34	-	$61.60	$33.41
Exercisable at January 30, 2011	1,908	$12.34	-	$60.35	$31.93

The aggregate grant date fair value of service-based options granted during 2010, 2009 and 2008 was $4,528, $7,397 and $4,050, respectively.

The aggregate grant date fair value of service-based options that vested during 2010, 2009 and 2008 was $4,259, $7,831 and $8,176, respectively.

At January 30, 2011, the aggregate intrinsic value of service-based options issued and outstanding and service-based options exercisable was $70,796 and $49,933, respectively. The aggregate intrinsic value of service-based options exercised was $32,389, $6,380 and $4,741 in 2010, 2009 and 2008, respectively.

      The weighted average remaining contractual life of service-based options outstanding and service-based options exercisable at January 30, 2011 was 5.7 and 4.5 years, respectively.

RSUs granted to employees generally vest in three annual installments (25%, 25% and 50%) commencing two years after the date of grant. Service-based RSUs granted to non-employee directors vest in four equal annual installments commencing one year after the date of grant for awards granted prior to 2010 and vest in full one year after the date of grant for awards granted in 2010. The underlying RSU award agreements generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of service

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

based RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed, net of estimated forfeitures, on a straight-line basis over the RSUs’ vesting period.

RSU activity for the year was as follows:
		Weighted Average
		Grant Date
	RSUs	Fair Value

Non-vested at January 31, 2010	734	$35.85
Granted	188	59.49
Vested	90	44.55
Cancelled	18	41.24
Non-vested at January 30, 2011	814	$40.24

The aggregate grant date fair value of RSUs granted during 2010, 2009 and 2008 was $11,210, $11,369 and $11,319, respectively. The aggregate grant date fair value of RSUs vested during 2010, 2009 and 2008 was $4,021, $2,442 and $196, respectively.

At January 30, 2011, there was $12,644 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.9 years.

The Company granted restricted stock to certain of Tommy Hilfiger’s management employees in connection with the Company’s acquisition of Tommy Hilfiger. The restricted stock is not subject to the 2006 Plan but its grant was approved by the Company’s Board of Directors. The shares of restricted stock are registered in the names of each such employee and are held in a third-party escrow account until they vest, at which time the stock will be delivered to the applicable employee. The restricted stock generally vests upon the second anniversary of the date of the closing of the acquisition.

The fair value of restricted stock is equal to the closing price of the Company’s common stock on the date of grant (the closing date of the acquisition) and is expensed, net of forfeitures, on a straight-line basis over the restricted stock’s vesting period.

Restricted stock activity for the year was as follows:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value

Non-vested at January 31, 2010	-	$-
Granted	351	60.41
Vested	1	60.41
Non-vested at January 30, 2011	350	$60.41

No restricted stock was granted during 2009 or 2008. The aggregate grant date fair value of restricted stock granted during 2010 was $21,196. The aggregate grant date fair value of restricted stock vested during 2010 was $60.

At January 30, 2011, there was $12,955 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 1.3 years.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The Company granted contingently issuable performance share awards to all of the Company’s senior executives (other than senior executives of Tommy Hilfiger) during the second quarter of 2010 subject to a performance period of three years. The Company granted contingently issuable performance share awards to all then-executive officers of the Company during the first quarter of 2010 and the first quarter of 2008, subject to performance periods of two and three years, respectively. The holders of the awards granted during 2008 earned an aggregate of 28 shares as a result of the Company’s performance during such three-year period. For the awards granted during 2010, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on earnings per share growth during the applicable performance cycle. Depending on the level of earnings per share achieved, up to a total number of 611 shares could be issued for all non-vested performance share awards granted in 2010. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the year was as follows:
		Weighted Average
	Performance	Grant Date
	Shares	Fair Value

Non-vested at January 31, 2010	89	$41.80
Granted	611	52.69
Vested	28	41.80
Cancelled	61	41.80
Non-vested at January 30, 2011	611	$52.69

No performance shares were granted during 2009. The aggregate grant date fair value of performance shares granted during 2010 and 2008 was $32,203 and $3,722, respectively. The aggregate grant date fair value of performance shares vested during 2010, 2009 and 2008 was $1,202, $1,176 and $256, respectively.

At January 30, 2011, based on the Company’s current estimate of the most likely number of shares that will ultimately be issued, there was $21,263 of unrecognized pre-tax compensation expense related to non-vested performance shares, which is expected to be recognized over a weighted average period of 2.1 years.

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions were $14,077, $2,900 and $1,537 in 2010, 2009 and 2008, respectively. Of those amounts, $9,333, $1,269 and $1,158, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

Total stock awards available for grant at January 30, 2011 amounted to 3,295 shares.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

13.      COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the detail of accumulated other comprehensive income (loss), net of related taxes:

	2010	2009

Foreign currency translation adjustments	$147,870	$(1,006)
Retirement liability adjustment	(80,214)	(79,442)
Unrealized losses on derivative financial instruments	(11,899)	-
Total	$55,757	$(80,448)

14.      LEASES

The Company leases retail locations, warehouses, showrooms, office space and equipment. The leases, excluding equipment leases, generally provide for the payment of real estate taxes and certain other occupancy expenses. Retail location leases generally are renewable and provide for the payment of percentage rentals based on location sales and other costs associated with the leased property.

      At January 30, 2011, minimum annual rental commitments under non-cancelable leases were as follows:

	Capital	Operating
	Leases	Leases	Total

2011	$7,352	$268,509	$275,861
2012	6,428	238,786	245,214
2013	3,677	209,038	212,715
2014	2,172	182,171	184,343
2015	1,400	160,751	162,151
Thereafter	9,627	613,240	622,867
Total minimum lease payments	30,656	$1,672,495	$1,703,151
Less: Amount representing interest	(5,765)
Present value of net minimum capital lease payments	$24,891

The Company’s retail location leases represent $1,193,436 of the total minimum lease payments. The Company’s administrative offices and showrooms located in New York, New York represent $109,758 of the total minimum lease payments. The Company’s corporate, finance and retail administrative offices located in Bridgewater, New Jersey represent $55,734 of the total minimum lease payments. The Company’s Calvin Klein administrative offices and showrooms represent $37,745 of the total minimum lease payments. The Company’s Tommy Hilfiger administrative offices and showrooms, most of which are located in Amsterdam, The Netherlands and New York, New York represent $59,306 and $91,299, respectively, of the total minimum lease payments.

At January 30, 2011, aggregate future minimum rentals to be received under non-cancelable capital and operating subleases were $0 and $42,949, respectively.

Rent expense was as follows:
	2010	2009	2008

Minimum	$239,425	$114,538	$122,715
Percentage and other	49,069	26,656	26,589
Less: Sublease rental income	(2,925)	(1,164)	(2,319)
Total	$285,569	$140,030	$146,985

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Assets under capital leases, which are classified within property, plant and equipment in the Company’s Consolidated Balance Sheets, amounted to $30,459 and $0 at the end of 2010 and 2009, respectively, net of accumulated amortization of $3,421 and $0 at the end of 2010 and 2009, respectively. The Company includes amortization of assets under capital leases in depreciation and amortization expense. The Company incurred $0 during the year ended January 30, 2011 in percentage rentals under capital leases.

15.      ACTIVITY EXIT COSTS AND ASSET IMPAIRMENTS

Tommy Hilfiger Integration and Exit Costs

In connection with the Company’s acquisition of Tommy Hilfiger in 2010 and the related integration, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, inventory liquidations and lease/contract terminations, including costs associated with the exit of certain Tommy Hilfiger product categories. Such costs were as follows:

	Total
	Expected	Incurred
	to be	During	Liability
	Incurred	2010	at 1/30/11

Severance, termination benefits and other costs	$25,293	$19,793	$16,258
Long-lived asset impairments	11,017	11,017	-
Inventory liquidation costs	2,583	2,583	-
Lease/contract termination and related costs	18,665	3,165	3,165
Total	$57,558	$36,558	$19,423

The charges for severance, termination benefits and other costs for 2010 were principally included in selling, general and administrative expenses of the Company’s Tommy Hilfiger North America segment and the lease/contract termination and related costs were principally included in selling, general and administrative expenses of the Company’s Tommy Hilfiger International segment. Inventory liquidation costs were included in cost of goods sold of the Company’s Tommy Hilfiger North America segment (see Note 18, “Segment Data”).

Long-lived asset impairments reflected in the above table consist of the following:

During the fourth quarter of 2010, the Company made a decision to exit certain Tommy Hilfiger product categories. The Company’s decision was an impairment indicator in the fourth quarter of 2010 that required the Company to evaluate whether the net book value of the long-lived assets associated with these businesses was recoverable. Based on this evaluation, the Company determined that certain of these long-lived assets were not recoverable and recorded impairment charges in selling, general and administrative expenses of $9,140 principally in the Tommy Hilfiger North America segment.

During the third quarter of 2010 the Company granted a licensee the exclusive right to use the Tommy Hilfiger trademark for children’s apparel in the United States and Canada. In connection with this agreement, certain assets related to the Tommy Hilfiger children’s apparel business were sold to the licensee. The Company recorded a long-lived asset impairment charge of $1,877 related to this transaction, which represented the net book value of the assets sold to the licensee, net of cash proceeds received. The impairment charge in 2010 was recorded in selling, general and administrative expenses for the Tommy Hilfiger North America segment.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

UK and Ireland Van Heusen Exit Costs

In connection with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business during the fourth quarter of 2010, the Company incurred lease termination, severance, termination benefits and other costs and a loss on the liquidation of a foreign operation and disposed of previously recorded goodwill. Such costs were as follows:

	Total
	Expected	Incurred
	to be	During	Liability
	Incurred	2010	at 1/30/11

Severance, termination benefits and other costs	$759	$759	$406
Lease termination costs	795	795	324
Loss on liquidation of foreign operation	841	841	-
Disposal of goodwill	4,157	4,157	-
Total	$6,552	$6,552	$730

The charges for severance, termination benefits and other costs, the loss on the liquidation of a foreign operation, lease termination costs and the disposal of goodwill for 2010 were included in selling, general and administrative expenses of the Company’s Heritage Brand Wholesale Dress Furnishings segment (see Note 18, “Segment Data”).

Other Restructuring Costs

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

Costs associated with the exit activities were incurred in 2009 and 2008 as follows:

	Incurred	Incurred
	During 2009	During 2008

Severance, termination benefits and other costs	$9,467	$16,742
Long-lived asset impairments	1,494	3,759
Lease termination costs	14,936	1,077
Total	$25,897	$21,578

As of January 30, 2011, substantially all of these costs had been paid.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The costs incurred associated with the restructuring were included principally in selling, general and administrative expenses of the Company’s segments as follows:

	Incurred	Incurred
	During 2009	During 2008

Heritage Brand Wholesale Dress Furnishings	$541	$8,354
Heritage Brand Wholesale Sportswear	701	3,587
Heritage Brand Retail	2,341	1,848
Other (Calvin Klein Apparel)	17,134	2,467
Calvin Klein Licensing	-	486
Corporate	5,180	4,836
Total	$25,897	$21,578

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

Costs associated with the closure of the Company’s Geoffrey Beene outlet retail division were incurred in 2008 as follows:

Severance, termination benefits and other costs	$3,064
Long-lived asset impairments	6,715
Inventory liquidation costs	5,375
Lease termination costs	3,094
Total	$18,248

As of February 1, 2009, substantially all of these costs had been paid. The costs for asset impairments, lease terminations, severance, termination benefits and other costs were included in selling, general and administrative expenses of the Heritage Brand Retail segment. Inventory liquidation costs were included in cost of goods sold of the Heritage Brand Retail segment.

Other Asset Impairments

The financial performance in certain of the Company’s outlet and specialty retail stores was an impairment indicator in the third and fourth quarters of 2010 that required the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on this evaluation, the Company determined that the long-lived assets in certain stores were not recoverable and recorded impairment charges in selling, general and administrative expenses of $2,883 in 2010, of which $433 was recorded in the Heritage Brand Retail segment, $25 was recorded in the Other (Calvin Klein Apparel) segment, $223 was recorded in the Tommy Hilfiger North America segment and $2,202 was recorded in the Tommy Hilfiger International segment.

The financial performance in certain of the Company’s outlet retail stores was an impairment indicator in the third quarter of 2009 that required the Company to evaluate whether the net book value of the long-lived assets in such stores was recoverable. Based on this evaluation, the Company determined that the long-lived assets in certain

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

stores were not recoverable and recorded impairment charges in selling, general and administrative expenses of $5,796 in 2009, of which $1,721 was recorded in the Heritage Brand Retail segment and $4,075 was recorded in the Other (Calvin Klein Apparel) segment.

Comparable store sales declines and the overall level of profitability in 2008 in the Company’s retail businesses, particularly during the holiday selling season, was an impairment indicator which caused the Company to evaluate whether the net book value of the long-lived assets in the Company’s retail stores was recoverable. Based on these evaluations, the Company determined that the long-lived assets in certain stores were not recoverable and recorded impairment charges in selling, general and administrative expenses of $61,985, of which $16,644 was recorded in the Heritage Brand Retail segment and $45,341 was recorded in the Other (Calvin Klein) segment.

The impairments recorded in 2010, 2009 and 2008 were determined by comparing the expected undiscounted future cash flows associated with the assets to the carrying amount of the long-lived assets. The net book value of the long-lived assets in excess of the fair value of assets that were deemed not recoverable was written off. Fair value in 2010 and 2009 was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. Fair value in 2008 was estimated based on the estimated recovery value of the assets.

16.      NET INCOME PER COMMON SHARE

The Company utilizes the two-class method of calculating basic net income per common share, as holders of the Company’s Series A convertible preferred stock participate in dividends with holders of the Company’s common stock.

The Company computed its basic and diluted net income per common share as follows:

	2010	2009	2008

Net income	$53,805	$161,910	$91,771
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	(471)	-	-
Allocation of income to Series A convertible preferred stock	(2,071)	-	-
Net income available to common stockholders for basic net income per common share	51,263	161,910	91,771
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	471	-	-
Allocation of income to Series A convertible preferred stock	2,071	-	-
Net income available to common stockholders for diluted net income per common share	$53,805	$161,910	$91,771

Weighted average common shares outstanding for basic net income per common share	62,744	51,639	51,428
Weighted average impact of dilutive securities	1,455	813	712
Weighted average impact of dilutive warrant	72	54	60
Weighted average impact of assumed convertible preferred stock conversion	3,107	-	-
Total shares for diluted net income per common share	67,378	52,506	52,200

Basic net income per common share	$0.82	$3.14	$1.78
Diluted net income per common share	$0.80	$3.08	$1.76

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:
	2010	2009	2008

Weighted average potentially dilutive securities	287	1,578	1,682

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of January 30, 2011, January 31, 2010 and February 1, 2009 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 611, 89 and 158 as of January 30, 2011, January 31, 2010 and February 1, 2009, respectively.

17.      NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Consolidated Statement of Cash Flows for the year ended January 30, 2011 were capital expenditures of $3,720, which will not be paid until 2011. The Company paid $911 in cash during 2010 related to property, plant and equipment that was acquired in the fourth quarter of 2009. This amount is omitted from the Consolidated Statement of Cash Flows for the year ended January 31, 2010.

The Company recorded increases to goodwill of $45,335, $38,866 and $39,376 during 2010, 2009 and 2008, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during 2010, 2009 and 2008, the Company paid $43,655, $37,435 and $40,848, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

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

The Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share in connection with the Company’s acquisition of Calvin Klein in 2003. Such warrant was exercised and the underlying shares were issued during 2010. The exercise price for these shares was satisfied through the Company’s withholding of 140 shares, which had a total fair market value that approximated the exercise price, from the shares that would have otherwise been issuable.

18.      SEGMENT DATA

The acquisition of Tommy Hilfiger has impacted significantly the way the Company and its Chief Executive Officer (chief operating decision maker) manage and analyze its operating results. As such, the Company has changed the way it reports its segment data. Prior year periods have been restated in order to present that information on a basis consistent with the current year.

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

Heritage Brand Wholesale Dress Furnishings Segment - This segment consists of the Company’s heritage brand wholesale dress furnishings division. This segment derives revenue primarily from marketing both dress shirts and neckwear under the brand names ARROW, IZOD, Eagle, Sean John, Trump (marketed as Donald J. Trump Signature Collection prior to January 1, 2010), Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, DKNY, Elie Tahari, J. Garcia, Ike Behar and MICHAEL Michael Kors, as well as dress shirts under the brand names Van Heusen, Geoffrey Beene and CHAPS and neckwear under the brand names Nautica, Ted Baker, Jones New York, Michael Kors Collection, Claiborne, U.S. POLO ASSN., Axcess, Hart Schaffner Marx, Bass and Robert Graham. In addition, the Company sold dress shirts under the BCBG Max Azria and BCBG Attitude brand names into the fourth quarter of 2009. The Company markets its dress shirt and neckwear brands, as well as various private label brands, primarily to department, mid-tier department and specialty stores.

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

Heritage Brand Retail Segment - The Company aggregates the results of its three heritage brand retail divisions into the Heritage Brand Retail segment. This segment derives revenue principally from operating retail stores, primarily in outlet centers in the United States, which sell apparel, footwear, accessories and related products under the brand names Van Heusen, IZOD, Bass and G.H. Bass & Co. In addition, into the fourth quarter of 2008, the Company operated retail stores under the brand name Geoffrey Beene. The Company announced during 2008 that it would not renew its license to operate outlet retail stores and ceased operations of its Geoffrey Beene outlet retail division during the fourth quarter of 2008. Please see Note 15, “Activity Exit Costs and Asset Impairments,” for details of the closure.

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

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

      The following tables present summarized information by segment:
	2010	2009	2008

Revenue – Heritage Brand Wholesale Dress Furnishings
Net sales	$523,901	$489,845	$480,881
Royalty revenue	5,815	5,859	7,064
Advertising and other revenue	2,689	1,681	2,613
Total	532,405	497,385	490,558

Revenue – Heritage Brand Wholesale Sportswear
Net sales	568,447	473,101	501,675
Royalty revenue	10,731	10,133	11,355
Advertising and other revenue	1,764	1,931	3,254
Total	580,942	485,165	516,284

Revenue – Heritage Brand Retail
Net sales	638,902	610,337	692,936	(1)
Royalty revenue	5,023	4,361	4,878
Advertising and other revenue	842	795	1,307
Total	644,767	615,493	699,121

Revenue – Calvin Klein Licensing
Net sales	38,326	32,696	33,411
Royalty revenue	247,825	221,673	213,255
Advertising and other revenue	94,596	81,544	87,493
Total	380,747	335,913	334,159

Revenue – Tommy Hilfiger North America
Net sales	889,630	-	-
Royalty revenue	11,558	-	-
Advertising and other revenue	3,257	-	-
Total	904,445	-	-

Revenue – Tommy Hilfiger International
Net sales	1,007,776	-	-
Royalty revenue	28,690	-	-
Advertising and other revenue	4,319	-	-
Total	1,040,785	-	-

Revenue – Other (Calvin Klein Apparel)
Net sales	552,757	464,775	451,813
Total	552,757	464,775	451,813

Total Revenue
Net sales	4,219,739	2,070,754	2,160,716
Royalty revenue	309,642	242,026	236,552
Advertising and other revenue	107,467	85,951	94,667
Total(2)	$4,636,848	$2,398,731	$2,491,935

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

	2010		2009		2008

Income before interest and taxes – Heritage Brand Wholesale Dress Furnishings	$65,963	(4)	$56,066	(6)	$59,765	(6)

Income before interest and taxes – Heritage Brand Wholesale Sportswear	56,546		51,437	(7)	62,963	(7)

Income (loss) before interest and taxes – Heritage Brand Retail	45,387		28,829	(8)	(23,670	)(8)

Income before interest and taxes – Calvin Klein Licensing	172,928		154,834		150,094	(9)

Income before interest and taxes – Tommy Hilfiger North America	37,554	(5)	-		-

Income before interest and taxes – Tommy Hilfiger International	51,653	(5)	-		-

Income (loss) before interest and taxes – Other (Calvin Klein Apparel)	73,059		17,195	(10)	(17,505	)(10)

Loss before interest and taxes – Corporate(3)	(299,695	)(5)	(64,549	)(11)	(57,899	)(11)

Income before interest and taxes	$203,395		$243,812		$173,748

(1)	Revenue for the Heritage Brand Retail segment for 2008 includes $94,885 associated with the Company’s Geoffrey Beene outlet retail division, which was closed during 2008.

(2)
Macy’s, Inc. accounted for 10.1%, 11.9% and 11.5% of the Company’s revenue in 2010, 2009 and 2008, respectively. This revenue is reported in the Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear, Other (Calvin Klein Apparel) and Tommy Hilfiger North America segments.

(3)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure.

(4)	Income before interest and taxes for 2010 includes costs of $6,552 associated with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business.

(5)
Income (loss) before interest and taxes for 2010 includes costs of $338,317 associated with the Company’s acquisition and integration of Tommy Hilfiger, including transaction, restructuring, exit and debt extinguishment costs, short-lived non-cash valuation amortization charges and the effects of hedges against Euro to U.S. dollar exchange rates related to the purchase price. Such costs were included in the Company’s segments as follows: $51,946 in Tommy Hilfiger North America; $62,844 in Tommy Hilfiger International; and $223,527 in corporate expenses not allocated to any reportable segments.

(6)
Income before interest and taxes for the Heritage Brand Wholesale Dress Furnishings segment for 2009 and 2008 includes costs associated with the Company’s restructuring initiatives announced during the fourth quarter of 2008. Please see the section entitled “Other Restructuring Costs” in Note 15, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(7)
Income before interest and taxes for the Heritage Brand Wholesale Sportswear segment for 2009 and 2008 includes costs associated with the Company’s restructuring initiatives announced during the fourth quarter of 2008. Please see the section entitled “Other Restructuring Costs” in Note 15, “Activity Exit Costs and Asset Impairments,” for a further discussion.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

(8)
Income (loss) before interest and taxes for the Heritage Brand Retail segment for 2009 and 2008 includes costs associated with the Company’s restructuring initiatives announced during the fourth quarter of 2008 and long-lived asset impairments. Loss before interest and taxes for the Heritage Brand Retail segment for 2008 also includes costs associated with the closing of the Company’s Geoffrey Beene outlet retail division. Please see the sections entitled “Geoffrey Beene Outlet Retail Activity Exit Costs,” “Other Restructuring Costs” and “Other Asset Impairments” in Note 15, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(9)
Income before interest and taxes for the Calvin Klein Licensing segment for 2008 includes costs associated with the Company’s restructuring initiatives announced during the fourth quarter of 2008. Please see the section entitled “Other Restructuring Costs” in Note 15, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(10)
Income (loss) before interest and taxes for the Other (Calvin Klein Apparel) segment for 2009 and 2008 includes costs associated with the Company’s restructuring initiatives announced during the fourth quarter of 2008 and long-lived asset impairments. Please see the sections entitled “Other Restructuring Costs” and “Other Asset Impairments” in Note 15, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(11)
Loss before interest and taxes for 2009 and 2008 includes costs associated with the Company’s restructuring initiatives announced during the fourth quarter of 2008. Please see the section entitled “Other Restructuring Costs” in Note 15, “Activity Exit Costs and Asset Impairments,” for a further discussion.

Intersegment transactions consist of transfers of inventory principally between the Heritage Brand Wholesale Dress Furnishings segment and the Heritage Brand Retail and Other (Calvin Klein Apparel) segments. These transfers are recorded at cost plus a standard markup percentage. Such markup is eliminated in the Heritage Brand Retail and Other (Calvin Klein Apparel) segments.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

	2010	2009	2008
Identifiable Assets
Heritage Brand Wholesale Dress Furnishings	$296,299	$278,101	$269,511
Heritage Brand Wholesale Sportswear	297,780	249,864	240,415
Heritage Brand Retail	98,496	97,837	112,735
Calvin Klein Licensing	1,014,231	925,832	872,453
Tommy Hilfiger North America	1,167,734	-	-
Tommy Hilfiger International	3,170,919	-	-
Other (Calvin Klein Apparel)	144,492	134,515	157,961
Corporate	545,383	653,530	547,109
Total	$6,735,334	$2,339,679	$2,200,184
Depreciation and Amortization
Heritage Brand Wholesale Dress Furnishings	$6,003	$7,606	$7,190
Heritage Brand Wholesale Sportswear	5,084	6,425	4,610
Heritage Brand Retail	9,905	12,443	16,828
Calvin Klein Licensing	2,785	3,631	3,045
Tommy Hilfiger North America	31,527	-	-
Tommy Hilfiger International	72,339	-	-
Other (Calvin Klein Apparel)	13,563	14,535	17,678
Corporate	5,931	5,249	6,015
Total	$147,137	$49,889	$55,366
Identifiable Capital Expenditures(1)
Heritage Brand Wholesale Dress Furnishings	$3,768	$2,629	$3,716
Heritage Brand Wholesale Sportswear	3,285	1,683	7,633
Heritage Brand Retail	9,411	5,381	21,061
Calvin Klein Licensing	3,096	2,249	2,295
Tommy Hilfiger North America	22,172	-	-
Tommy Hilfiger International	42,949	-	-
Other (Calvin Klein Apparel)	13,109	10,944	40,627
Corporate	6,014	1,881	4,999
Total	$103,804	$24,767	$80,331

(1)
Capital expenditures in 2010 include $3,720 of accruals which will not be paid until 2011. Capital expenditures in 2009 include $911 of accruals which were not paid until 2010. Capital expenditures in 2007 included $7,810 of accruals which were not paid until 2008.

Property, plant and equipment, net based on the location where such assets are held, was as follows:

	2010	2009	2008

Domestic	$234,677	$164,195	$189,571
Canada	39,033	318	514
Europe	116,874	1,855	986
Other foreign	13,993	1,106	1,738
Total	$404,577	$167,474	$192,809

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Revenue, based on location of origin, was as follows:

	2010	2009	2008

Domestic	$3,114,424	$2,129,336	$2,236,524
Canada	237,383	48,745	36,756
Europe	974,380	133,480	132,387
Other foreign	310,661	87,170	86,268
Total	$4,636,848	$2,398,731	$2,491,935

19.      GUARANTEES

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of January 30, 2011 is $500. The guarantee expires on January 31, 2012.

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of January 30, 2011 is approximately $3,700, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,400 as of January 30, 2011, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

20.      OTHER COMMENTS

Included in selling, general and administrative expenses on the Company’s Consolidated Income Statements are foreign currency transaction losses of $4,786 (2010); $309 (2009) and $3,380 (2008).

Included in accrued expenses on the Company’s Consolidated Balance Sheets are certain incentive compensation accruals of $54,828 and $30,960 as of January 30, 2011 and January 31, 2010, respectively, and certain wholesale sales allowance accruals of $53,143 and $39,534 as of January 30, 2011 and January 31, 2010, respectively.

The Company’s asset retirement obligations are included in Other Liabilities on the Company’s Consolidated Balance Sheets and relate to the Company’s obligation to dismantle or remove leasehold improvements from leased office or retail store locations at the end of a lease term in order to restore a facility to a condition specified in the lease agreement. The Company records the fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is recognized as expense through depreciation over the asset’s useful life. Changes in the liability for the asset retirement obligations are recognized for the passage of time and revisions to either the timing or the amount of estimated cash flows. Accretion expense is recognized for the impacts of increasing the discounted fair value to its estimated settlement value.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The following table presents the activity related to the Company’s asset retirement obligations:

	Year Ended
	January 30, 2011	January 31, 2010

Beginning balance	$1,034	$675
Business acquisitions	5,106	-
Liabilities incurred	276	182
Liabilities settled (payments)	(391)	(63)
Accretion expense	163	56
Revisions in estimated cash flows	(149)	184
Currency translation adjustment	733	-
Ending balance	$6,772	$1,034

The Company is a party to certain litigation which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

21.      SUBSEQUENT EVENTS (UNAUDITED)

On March 2, 2011, the Company entered into an amended and restated senior secured credit facility, which amended the credit facility it entered into in May 2010 in connection with its acquisition of Tommy Hilfiger. The amended facility provides reduced borrowing spreads and fees, as well as additional flexibility with respect to the application of voluntary prepayments. The full benefit of the reduction in borrowing spreads and fees is not expected to be realized, as the Company currently intends to enter into contracts to swap a portion of its variable rate debt into fixed rate debt for the intended purpose of reducing its exposure to interest rate volatility. The amended facility extends the maturity of the term loan A facilities and the revolving loan facilities from May 2015 to January 2016. The maturity of the term loan B facilities remains in May 2016.

The amended credit facility consists of United States dollar-denominated and Euro-denominated term loan facilities in an aggregate amount of approximately $1,040,000 and approximately €347,000, respectively, and revolving credit in the aggregate amount of approximately $450,000 (including a United States dollar facility and two multi-currency facilities, one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound). The revolving credit facilities remained undrawn upon the closing of the amended credit facility (with only letters of credit outstanding).

In connection with the closing of the amended credit facility, the Company voluntarily prepaid approximately $150,000 of borrowings with cash on hand, which the Company had previously announced it intended to use for such purpose. The aggregate amount outstanding under the amended facility is the same as the aggregate amount outstanding under the credit facility prior to the amendment and restatement, other than with respect to the approximately $150,000 voluntary prepayment, and reflects a total reduction by approximately $400,000 of the amount initially borrowed at the time of the Tommy Hilfiger acquisition closing.

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The terms of each of the term loan A and B facilities contain a mandatory repayment schedule on a quarterly basis, such that the total annual repayments are as follows:
	Term Loan
	A	B

Amended and restated borrowings on March 2, 2011, based on the applicable exchange rate at that date	$759,804	$759,411

Percentage required to be repaid for the annual period ending May 6:
2012	5%	1%
2013	10%	1%
2014	15%	1%
2015	25%	1%
2016	45%	96%

The outstanding borrowings under the amended facility are prepayable without penalty (other than customary breakage costs). The terms of the amended facility require the Company to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested in the business in accordance with customary reinvestment provisions and (c) a percentage of excess cash flow, which percentage is based upon our leverage ratio during the relevant fiscal period.

The United States dollar-denominated borrowings under the amended facility bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined as the highest of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1% and (iii) a one-month adjusted Eurocurrency rate plus 1% (provided that, in the case of the term loan B facility, in no event will the base rate be deemed to be less than 1.75%) or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the amended facility (provided that, in the case of the term loan B facility, in no event will the adjusted Eurocurrency rate be deemed to be less than 0.75%).

Canadian dollar-denominated borrowings under the amended facility bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a Canadian prime rate determined by reference to the greater of (i) the average of the rates of interest per annum equal to the per annum rate of interest quoted, published and commonly known in Canada as the “prime rate” or which Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian dollar bankers’ acceptances having a term of one month that appears on the Reuters Screen CDOR Page as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 1%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the amended facility.

The borrowings under the amended facility in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the amended facility (provided that, in the case of the term loan B facility, in no event will the adjusted Eurocurrency rate be deemed to be less than 0.75%).

The initial applicable margins will be (a) in the case of the United States dollar-denominated term loan A facility, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.75%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for

PHILLIPS-VAN HEUSEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

borrowings denominated in United States dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.75%. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending May 1, 2011, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on the Company’s leverage ratio.

On March 11, 2011, an earthquake and subsequent tsunami struck Japan. The Company has assets, including goodwill, assigned to its Tommy Hilfiger Japan reporting unit. The Company continues to monitor how the earthquake might affect the general economic and market conditions in Japan as the recovery moves forward.

PHILLIPS-VAN HEUSEN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
(In thousands, except per share data)

The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods of the fiscal years presented:

	1st Quarter		2nd Quarter				3rd Quarter				4th Quarter
	2010(1)	2009(4)	2010	(1),(2)	2009	(4)	2010	(1),(2),(5)	2009	(4),(5)	2010	(1),(3)	2009	(4)

Total revenue	$619,044	$557,425	$1,103,268		$529,283		$1,516,419		$697,440		$1,398,117		$614,583
Gross profit	317,033	271,826	575,241		265,756		793,467		337,674		736,210		307,347
Net (loss) income	(27,613)	24,711	(70,624)		26,557		99,848		83,619		52,194		27,023

Basic net (loss) income per common share	(0.53)	0.48	(1.07)		0.51		1.42		1.62		0.74		0.52

Diluted net (loss) income per common share	(0.53)	0.48	(1.07)		0.51		1.39		1.58		0.72		0.51

Price range of stock per common share
High	68.18	30.48	65.22		36.08		64.13		44.85		72.42		44.92
Low	38.25	14.09	42.81		24.71		44.69		33.15		56.27		39.03

(1)
The first, second, third and fourth quarters of 2010 include pre-tax costs of $104,028, $166,082, $37,197 and $31,010, respectively, associated with the Company’s acquisition and integration of Tommy Hilfiger, including transaction, restructuring and debt extinguishment costs, short-lived non-cash valuation amortization charges and the effects of hedges against Euro to U.S. dollar exchange rates related to the purchase price.

(2)
The second and third quarters of 2010 include a tax expense increase (decrease) of $16,037 and $(19,116), respectively, to previously stated amounts. These adjustments relate to adjusting the purchase price allocation related to the Tommy Hilfiger acquisition in the fourth quarter of 2010, and applying those adjustments retrospectively to the second and third quarters of 2010 in accordance with FASB guidance for business combinations.

(3)	The fourth quarter of 2010 includes pre-tax costs of $6,552 associated with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business.

(4)
The first, second, third and fourth quarters of 2009 include pre-tax costs of $4,720, $6,256, $6,174 and $8,747, respectively, associated with the Company’s restructuring initiatives announced in the fourth quarter of 2008. Please see the section entitled “Other Restructuring Costs” in Note 15, “Activity Exit Costs and Asset Impairments,” for a further discussion.

(5)	The third quarters of 2010 and 2009 include tax benefits of $8,873 and $29,400 related to the lapses of the statute of limitations with respect to certain previously unrecognized tax positions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 30, 2011. On May 6, 2010, the Company completed its acquisition of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”). As the acquisition occurred during the second quarter of 2010, management excluded the Tommy Hilfiger business from its assessment of internal control over financial reporting. As of January 30, 2011 and for the fiscal year ended January 30, 2011, total assets and total revenues of Tommy Hilfiger represented 64% and 42%, respectively, of the Company’s consolidated assets and revenues.

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
/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER

Emanuel Chirico	Michael Shaffer
Chairman and Chief Executive Officer	Executive Vice President and
March 30, 2011	Chief Financial Officer
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Phillips-Van Heusen Corporation

We have audited Phillips-Van Heusen Corporation’s internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phillips-Van Heusen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tommy Hilfiger, which is included in the 2010 consolidated financial statements of Phillips-Van Heusen Corporation and subsidiaries and constituted 64% and  42% of total assets and revenue, respectively, as of January 30, 2011 and  for the year then ended. Our audit of internal control over financial reporting of Phillips-Van Heusen Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Tommy Hilfiger.

In our opinion, Phillips-Van Heusen Corporation maintained, in all material respects, effective internal control over financial reporting as of January 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of January 30, 2011 and January 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2011 and our report dated March 30, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Phillips-Van Heusen Corporation

We have audited the accompanying consolidated balance sheets of Phillips-Van Heusen Corporation and subsidiaries as of January 30, 2011 and January 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2011. Our audits also included the financial statement schedule included in Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips-Van Heusen Corporation and subsidiaries at January 30, 2011 and January 31, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2011 in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Phillips-Van Heusen Corporation’s internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 30, 2011

PHILLIPS-VAN HEUSEN CORPORATION
TEN YEAR FINANCIAL SUMMARY
(In thousands, except per share data, percents and ratios)

	2010(1)	2009(2)	2008(3)	2007	2006(4)
Summary of Operations
Revenue	$4,636,848	$2,398,731	$2,491,935	$2,425,175	$2,090,648
Cost of goods sold and expenses	4,433,453	2,154,919	2,318,187	2,113,345	1,825,342
Income before interest and taxes	203,395	243,812	173,748	311,830	265,306
Interest expense, net	126,822	32,229	27,444	17,009	16,873
Income tax expense	22,768	49,673	54,533	111,502	93,204
Net income	$53,805	$161,910	$91,771	$183,319	$155,229

Per Share Statistics
Basic net income per common share	$0.82	$3.14	$1.78	$3.29	$2.71
Diluted net income per common share	0.80	3.08	1.76	3.21	2.64

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per equivalent common share(5)	34.28	22.51	19.40	18.65	16.87

Financial Position
Current assets	1,810,563	994,883	864,429	836,219	799,863
Current liabilities (including short-term borrowings)	908,162	362,881	349,238	360,148	298,026
Working capital	902,401	632,002	515,191	476,071	501,837
Total assets	6,735,334	2,339,679	2,200,184	2,172,394	2,013,345
Capital leases	24,891	-	-	-	-
Long-term debt	2,364,002	399,584	399,567	399,552	399,538
Series B convertible preferred stock	-	-	-	-	-
Stockholders’ equity	$2,442,557	$1,168,553	$998,795	$956,283	$942,157

Other Statistics
Total debt to total capital(6)	49.5%	25.5%	28.6%	29.5%	29.8%
Net debt to net capital(7)	43.7%	(7.5)%	6.7%	11.9%	3.4%
Current ratio	2.0	2.7	2.5	2.3	2.7

(1)
2010 includes (a) pre-tax costs of $338,317 associated with the Company’s acquisition and integration of Tommy Hilfiger, including transaction, restructuring and debt extinguishment costs, non-cash valuation amortization charges and the effects of hedges against Euro to U.S. dollar exchange rates related to the purchase price; (b) pre-tax costs of $6,552 associated with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business; and (c) a tax benefit of $8,873 related to the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

(2)
2009 includes (a) pre-tax costs of $25,897 associated with the Company’s restructuring initiatives announced in the fourth quarter of 2008; and (b) a tax benefit of $29,400 related to the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

(3)
2008 includes (a) fixed asset impairment charges of $60,082 for approximately 200 of the Company’s retail stores; (b) pre-tax costs of $21,578 associated with the Company’s restructuring initiatives announced in the fourth quarter of 2008; and (c) pre-tax costs of $18,248 associated with the closing of the Company’s Geoffrey Beene outlet retail division.

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

(5)
Stockholders’ equity per equivalent common share is calculated by dividing stockholders’ equity by the sum of common shares outstanding and the number of common shares that the Company’s Series A convertible preferred shares are convertible into, as such convertible preferred stock is classified within Stockholders’ Equity in the Company’s Consolidated Balance Sheet.

(6)	Total capital equals interest-bearing debt (including capital leases) and stockholders’ equity.
(7)	Net debt and net capital are total debt (including capital leases) and total capital reduced by cash.

PHILLIPS-VAN HEUSEN CORPORATION
TEN YEAR FINANCIAL SUMMARY (CONTINUED)
(In thousands, except per share data, percents and ratios)

	2005(1)	2004(2)	2003(3)	2002	2001(4)
Summary of Operations
Revenue	$1,908,848	$1,641,428	$1,568,836	$1,392,038	$1,418,185
Cost of goods sold and expenses	1,702,002	1,511,549	1,509,558	1,323,003	1,377,046
Income before interest and taxes	206,846	129,879	59,278	69,035	41,139
Interest expense, net	28,577	42,857	36,372	22,729	24,451
Income tax expense	66,581	28,407	8,200	15,869	6,008
Net income	$111,688	$58,615	$14,706	$30,437	$10,680

Per Share Statistics
Basic net income (loss) per common share	$2.15	$1.20	$(0.18)	$1.10	$0.39
Diluted net income (loss) per common share	1.85	1.14	(0.18)	1.08	0.38

Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	14.12	11.23	9.68	9.80	9.62

Financial Position
Current assets	681,257	504,137	490,584	451,127	405,300
Current liabilities	242,225	219,266	182,864	127,439	114,358
Working capital	439,032	284,871	307,720	323,688	290,942
Total assets	1,765,048	1,560,355	1,439,283	771,700	708,933
Capital leases	-	-	-	-	-
Long-term debt	399,525	399,512	399,097	249,012	248,935
Series B convertible preferred stock	161,926	264,746	264,746	-	-
Stockholders’ equity	$610,662	$364,026	$296,157	$272,227	$265,727

Other Statistics
Total debt to total capital(5)	34.1%	38.9%	41.6%	47.8%	48.4%
Net debt to net capital(6)	14.6%	30.5%	32.2%	32.6%	43.6%
Current ratio	2.8	2.3	2.7	3.5	3.5

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

SCHEDULE II

PHILLIPS-VAN HEUSEN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions	Additions
	Balance at	Charged to	Charged to				Balance
	Beginning	Costs and	Other				at End
Description	of Period	Expenses	Accounts		Deductions		of Period

Year Ended January 30, 2011

Allowance for doubtful accounts	$7,224	$2,054	$5,622	(b)	$3,795	(c)	$11,105

Allowance/accrual for operational chargebacks and customer markdowns(a)	91,887	242,712	64,625	(b)	237,533		161,691
Total	99,111	244,766	70,247		241,328		172,796

Year Ended January 31, 2010

Allowance for doubtful accounts	$7,160	$5,617	$-		$5,553	(c)	$7,224

Allowance/accrual for operational chargebacks and customer markdowns(a)	91,700	173,818	677		174,308		91,887
Total	98,860	179,435	677		179,861		99,111

Year Ended February 1, 2009

Allowance for doubtful accounts	2,611	7,241	2,997		5,689	(c)	7,160

Allowance/accrual for operational chargebacks and customer markdowns(a)	87,601	165,374	2,748		164,023		91,700
Total	90,212	172,615	5,745		169,712		98,860

(a)	Contains activity associated with the wholesale sales allowance accrual included in accrued expenses. Please see Note 20, “Other Comments” for specified amounts.
(b)	Principally due to the acquisition of Tommy Hilfiger in 2010.
(c)	Principally accounts written off as uncollectible, net of recoveries.