Form 10-Q
period 2011-05-01
PHILLIPS VAN HEUSEN CORP /DE/
filed 2011-06-09
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2011

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of May 31, 2011 was 67,414,711.

PHILLIPS-VAN HEUSEN CORPORATION
INDEX
PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets as of May 1, 2011, January 30, 2011 and May 2, 2010	1

Consolidated Statements of Operations for the Thirteen Weeks Ended May 1, 2011 and May 2, 2010	2

Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 1, 2011 and
May 2, 2010	3

Notes to Consolidated Financial Statements	4-21

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-29

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	30

Item 4 - Controls and Procedures	30

PART II -- OTHER INFORMATION

Item 1A - Risk Factors	31

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6 - Exhibits	32-34

Signatures	35

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) in connection with the acquisition of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”), we borrowed significant amounts, may be considered to be highly leveraged, and will have to use a significant portion of our cash flows to service such indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to continue to develop and grow our Calvin Klein businesses in terms of revenue and profitability, and our ability to realize benefits from Tommy Hilfiger; (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost calculation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers limit or cease shopping in order to avoid exposure or become ill; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity, such as Tommy Hilfiger, into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Phillips-Van Heusen Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)
	May 1,	January 30,	May 2,
	2011	2011	2010
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$294,958	$498,718	$791,595
Trade receivables, net of allowances for doubtful accounts of $13,484, $11,105 and $6,638	502,416	433,900	233,473
Other receivables	9,769	13,261	8,023
Inventories, net	685,035	692,306	284,840
Prepaid expenses	72,901	80,974	45,126
Other, including deferred taxes of $62,310, $61,793 and $5,621	93,265	91,054	13,330
Total Current Assets	1,658,344	1,810,213	1,376,387
Property, Plant and Equipment, net	418,224	404,577	161,452
Goodwill	1,929,797	1,820,487	428,191
Tradenames	2,431,489	2,342,467	621,135
Perpetual License Rights	86,000	86,000	86,000
Other Intangibles, net	180,784	172,562	31,258
Other Assets	129,414	115,766	25,594
Total Assets	$6,834,052	$6,752,072	$2,730,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$262,225	$316,920	$99,971
Accrued expenses	507,928	539,670	262,375
Deferred revenue	27,812	51,235	35,122
Short-term borrowings	12,277	4,868	-
Current portion of long-term debt	46,298	-	-
Total Current Liabilities	856,540	912,693	397,468
Long-Term Debt	2,208,191	2,364,002	399,588
Other Liabilities, including deferred taxes of $547,092, $511,878 and $176,800	1,098,332	1,032,833	419,713

Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	-	-	-
Series A convertible preferred stock, par value $100 per share; 8,000 total shares authorized, issued and outstanding (with total liquidation preference of $200,000) as of May 1, 2011 and January 30, 2011	188,595	188,595	-
Common stock, par value $1 per share; 240,000,000 shares authorized; 67,552,626; 67,234,567 and 57,953,219 shares issued	67,553	67,235	57,953
Additional paid in capital - common stock	1,321,840	1,301,647	771,548
Retained earnings	892,325	840,072	764,495
Accumulated other comprehensive income (loss)	213,480	55,744	(79,870)
Less: 200,987; 168,893 and 14,075 shares of common stock held in treasury, at cost	(12,804)	(10,749)	(878)
Total Stockholders’ Equity	2,670,989	2,442,544	1,513,248
Total Liabilities and Stockholders’ Equity	$6,834,052	$6,752,072	$2,730,017

See accompanying notes.

Phillips-Van Heusen Corporation
Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

	Thirteen Weeks Ended
	May 1,	May 2,
	2011	2010

Net sales	$1,256,986	$530,688
Royalty revenue	82,882	64,859
Advertising and other revenue	29,316	23,497
Total revenue	1,369,184	619,044

Cost of goods sold	640,605	302,011

Gross profit	728,579	317,033

Selling, general and administrative expenses	591,902	287,200

Debt modification costs	16,233	-

Other loss	-	52,390

Income (loss) before interest and taxes	120,444	(22,557)

Interest expense	33,444	8,382
Interest income	374	107

Income (loss) before taxes	87,374	(30,832)

Income tax expense (benefit)	29,707	(3,219)

Net income (loss)	$57,667	$(27,613)

Basic net income (loss) per common share	$0.81	$(0.53)

Diluted net income (loss) per common share	$0.79	$(0.53)

Dividends declared per common share	$0.075	$0.075

See accompanying notes.

Phillips-Van Heusen Corporation
Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Thirteen Weeks Ended
	May 1,	May 2,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$57,667	$(27,613)
Adjustments to reconcile to net cash used by operating activities:
Unrealized losses on derivative instruments related to the acquisition of Tommy Hilfiger	-	52,390
Depreciation and amortization	34,481	12,066
Deferred taxes	1,520	(8,808)
Stock-based compensation expense	9,723	4,090
Debt modification costs	16,233	-

Changes in operating assets and liabilities:
Trade receivables, net	(54,135)	(44,629)
Inventories, net	22,634	(21,052)
Accounts payable, accrued expenses and deferred revenue	(129,635)	(14,931)
Prepaid expenses	4,259	(4,088)
Other, net	25,230	11,969
Net cash used by operating activities	(12,023)	(40,606)

INVESTING ACTIVITIES(1)
Investment in joint venture	(10,350)	-
Purchase of property, plant and equipment	(34,467)	(4,822)
Contingent purchase price payments	(12,970)	(11,245)
Net cash used by investing activities	(57,787)	(16,067)

FINANCING ACTIVITIES(1)
Net proceeds from common stock offering	-	364,860
Proceeds from revolving credit facilities	60,000	-
Payments on revolving credit facilities	(60,000)	-
Net proceeds from short-term borrowings	7,409	-
Repayment of credit facilities	(149,275)	-
Payment of debt modification costs	(10,634)	-
Net proceeds from settlement of awards under stock plans	8,407	5,357
Excess tax benefits from awards under stock plans	2,440	2,932
Cash dividends	(5,414)	(4,174)
Acquisition of treasury shares	(2,055)	(1,570)
Net cash (used) provided by financing activities	(149,122)	367,405

Effect of exchange rate changes on cash and cash equivalents	15,172	(19)

(Decrease) increase in cash and cash equivalents	(203,760)	310,713

Cash and cash equivalents at beginning of period	498,718	480,882

Cash and cash equivalents at end of period	$294,958	$791,595

(1) See Note 15 for information on noncash investing and financing transactions.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2011.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from the estimates.

The results of operations for the thirteen weeks ended May 1, 2011 and May 2, 2010 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, Bass, G.H. Bass & Co., ARROW, Eagle, Geoffrey Beene, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Elie Tahari, Nautica, Ike Behar, Ted Baker, Jones New York, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess and Timberland and to other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

2.  INVENTORIES

Inventories related to the Company’s wholesale operations and international retail operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s North American retail operations, comprised entirely of finished goods, are stated at the lower of average cost or market.

In the first quarter of 2011, the Company voluntarily changed its method of accounting for its United States retail apparel inventories that were previously on the last-in, first-out (“LIFO”) method to the weighted average cost method and for its United States wholesale inventories that were previously on the LIFO method to the first-in, first-out (“FIFO”) method. As a result, the Company no longer has any inventory valued based on LIFO.

The Company believes the change is preferable because (i) the FIFO and weighted average cost methods will provide more consistency across the Company and its segments, as only two inventory valuation methods will be applied as compared to three; (ii) the Company has experienced decreasing costs over the past several years, eliminating the reporting impact of LIFO; and (iii) the change will result in a more meaningful presentation of financial position, as the FIFO and weighted average cost methods reflect more recent costs in the consolidated balance sheet, and will improve comparability with the Company’s peers.

The voluntary accounting change had no impact on the Company's consolidated financial statements because the inventory valued under LIFO was at current cost for the past several years. As a result, retrospective application of the accounting change resulted in no adjustments to amounts previously reported on the Company’s consolidated financial statements.

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

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the thirteen weeks ended May 2, 2010 as if the acquisition and the related financing transactions had occurred on February 1, 2010 (the first day of its fiscal year ended January 30, 2011) instead of on May 6, 2010. The pro forma results were calculated applying the Company’s accounting policies and reflect: (i) the impact on depreciation and amortization based on what would have been charged related to the fair value adjustments to Tommy Hilfiger’s property, plant and equipment and the intangible assets recorded in connection with the acquisition; (ii) the impact on interest expense and interest income resulting from changes to the Company’s capital structure in connection with the acquisition; (iii) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; and (iv) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Tommy Hilfiger. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on February 1, 2010, nor are they indicative of the future operating results of the combined company.

Pro Forma Thirteen Weeks Ended 5/2/10

Total revenue	$1,256,156
Net income	60,045

Allocation of the Acquisition Consideration

The Company recorded in the first quarter of 2011 measurement period adjustments to the fair values of certain assets acquired and liabilities assumed in the Tommy Hilfiger acquisition as of the acquisition date, due to information that arose during the Company’s preparation of certain tax returns during the first quarter.

The Company has retrospectively adjusted the previously reported fair values to reflect these amounts as follows:

	As Originally Reported in Form 10-K	Measurement Period Adjustments	As Retrospectively Adjusted

Trade Receivables	$120,477	$-	$120,477
Inventories	288,891	-	288,891
Prepaid Expenses	24,029	(383)	23,646
Other Current Assets	81,307	45	81,352
Property, Plant and Equipment	238,026	-	238,026
Goodwill	1,255,862	15,967	1,271,829
Tradenames	1,635,417	-	1,635,417
Other Intangibles	172,069	-	172,069
Other Assets	117,880	(7,175)	110,705
Accounts Payable	91,436	-	91,436
Accrued Expenses	205,631	4,242	209,873
Other Liabilities	675,508	4,212	679,720

The Company is still in the process of valuing the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to change.

4.  INVESTMENT IN JOINT VENTURE

Pursuant to the terms of the agreement underlying the Company’s acquisition of Tommy Hilfiger from funds controlled by Apax Partners L.P. (“Apax”), the Company formed a joint venture in China with Apax, whereby the Company and Apax will each have a 45% share in the joint venture, with the remaining 10% owned by another party. The joint venture will assume direct control of the Tommy Hilfiger wholesale and retail distribution in China from the existing licensee, Dickson Concepts (International) Limited, on August 1, 2011. The Company made a payment of $10,350 to the joint venture in the first quarter of 2011 to contribute its 45% share of funding.

5.  GOODWILL

The changes in the carrying amount of goodwill for the period ended May 1, 2011, by segment, were as follows:

	Heritage
	Brand	Heritage		Tommy
	Wholesale	Brand		Hilfiger	Tommy
	Dress	Wholesale	Calvin Klein	North	Hilfiger
	Furnishings	Sportswear	Licensing	America	International	Total

Balance as of January 30, 2011
Goodwill, gross	$70,589	$84,553	$304,924	$198,501	$1,161,920	$1,820,487
Accumulated impairment losses	-	-	-	-	-	-
Goodwill, net	70,589	84,553	304,924	198,501	1,161,920	1,820,487
Contingent purchase price payments to
Mr. Calvin Klein	-	-	11,690	-	-	11,690
Currency translation	-	-	388	-	97,232	97,620
Balance as of May 1, 2011
Goodwill, gross	70,589	84,553	317,002	198,501	1,259,152	1,929,797
Accumulated impairment losses	-	-	-	-	-	-
Goodwill, net	$70,589	$84,553	$317,002	$198,501	$1,259,152	$1,929,797

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

6.  RETIREMENT AND BENEFIT PLANS

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

Net benefit cost was recognized as follows:

	Pension Plans		CAP and SERP Plans		Postretirement Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	5/1/11	5/2/10	5/1/11	5/2/10	5/1/11	5/2/10

Service cost, including plan expenses	$3,593	$2,345	$25	$23	$-	$-
Interest cost	4,721	4,385	453	233	255	339
Amortization of net loss	2,544	1,869	-	-	7	105
Expected return on plan assets	(5,547)	(5,003)	-	-	-	-
Amortization of prior service credit	(15)	(16)	-	-	(204)	(204)
Total	$5,296	$3,580	$478	$256	$58	$240

7.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:
	Thirteen Weeks Ended
	5/1/11	5/2/10

Net income (loss)	$57,667	$(27,613)
Foreign currency translation adjustments, net of tax expense (benefit) of $903 and $(312)	171,329	(513)
Change related to retirement and benefit plan costs, net of tax expense of $895 and $663	1,437	1,091
Unrealized losses on derivative financial instruments, net of tax benefit of $237 and $0	(15,030)	-
Comprehensive income (loss)	$215,403	$(27,035)

8.  DEBT

Short-Term Borrowings

One of the Company’s subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000,000 (approximately $12,300 based on the Yen to United States dollar exchange rate on May 1, 2011) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility matures on July 19, 2011 and renews automatically unless the Company gives notice of termination. The outstanding balance was ¥1,000,000 (approximately $12,300 based on the Yen to United States dollar exchange rate on May 1, 2011) as of May 1, 2011. The weighted average interest rate on the funds borrowed at May 1, 2011 was 0.33%.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	5/1/11	5/2/10

Senior secured term loan A facility due 2016	$768,721	$-
Senior secured term loan B facility due 2016	786,162	-
7 3/8% senior unsecured notes due 2020	600,000	-
7 3/4% debentures due 2023	99,606	99,588
7 1/4% senior unsecured notes due 2011	-	150,000
8 1/8% senior unsecured notes due 2013	-	150,000
Total	$2,254,489	$399,588
Less: Current portion of long-term debt	(46,298)	-
Long-term debt	$2,208,191	$399,588

Senior Secured Credit Facilities

On May 6, 2010, the Company entered into, and on March 2, 2011 amended and restated, a new senior secured credit facility (“the amended facility”), which consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The amended facility provides reduced borrowing spreads, as well as additional flexibility with respect to the application of voluntary prepayments. The full benefit of the reduction in borrowing spreads is not expected to be realized, as subsequent to May 1, 2011 the Company entered into interest rate swap and cap agreements for the intended purpose of reducing its exposure to interest rate volatility. Please refer to Note 19, “Subsequent Event,” for a further discussion. The amended facility extends the maturity of the term loan A facilities and the revolving loan facilities from May 2015 to January 2016. The maturity of the term loan B facilities remains in May 2016.

In connection with the closing of the amended facility, the Company voluntarily prepaid $149,275 of borrowings with cash on hand. The aggregate amount outstanding under the amended facility is the same as the aggregate amount outstanding under the credit facility prior to the modification, other than with respect to the $149,275 voluntary prepayment. The revolving credit facilities remained undrawn upon the closing of the amended facility (with only letters of credit outstanding).

The amended facility provides for borrowings equal to an aggregate of approximately $2,025,000 (based on applicable exchange rates on May 1, 2011), consisting of (i) an aggregate of approximately $1,555,000 of term loan facilities; and (ii) approximately $470,000 of revolving credit facilities, under which the Company had no revolving credit borrowings and $165,240 of letters of credit outstanding as of May 1, 2011.

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

The outstanding borrowings under the amended facility are prepayable without penalty (other than customary breakage costs). The terms of the amended facility require the Company to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested in the business in accordance with customary reinvestment provisions and (c) a percentage of excess cash flow, which percentage is based upon the Company’s leverage ratio during the relevant fiscal period.

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

The Company may redeem some or all of these notes on or after May 15, 2015 at specified redemption prices. The Company may redeem some or all of these notes at any time prior to May 15, 2015 by paying a “make whole” premium. In addition, the Company may also redeem up to 35% of these notes prior to May 15, 2013, by paying a set premium, with the net proceeds of certain equity offerings. The Company’s ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the indenture governing the notes.

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

9.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into foreign currency forward exchange contracts with respect to €1,300,000 during the first quarter of 2010 in connection with the acquisition of Tommy Hilfiger to hedge against its exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. Such foreign currency forward exchange contracts were not designated as hedging instruments. The Company recorded these foreign currency forward exchange contracts at their fair value of $52,390 in Accrued Expenses in its Consolidated Balance Sheet at May 2, 2010 with the corresponding loss from the contract date through May 2, 2010 recorded in Other Loss in its Consolidated Statement of Operations.

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

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s foreign currency forward exchange contracts related to inventory purchases:

	Asset Derivatives (Classified in Other Current Assets)		Liability Derivatives (Classified in Accrued Expenses)
	5/1/11	5/2/10	5/1/11	5/2/10

Designated hedges	$1,755	$-	$42,637	$-
Undesignated hedges	58	-	-	-
	$1,813	$-	$42,637	$-

At May 1, 2011, the notional amount of foreign currency forward exchange contracts outstanding was approximately $475,000. Such contracts expire between May 2011 and October 2012.

The following table summarizes the effect of the Company’s derivatives designated as hedging instruments, which consist of the foreign currency forward exchange contracts for inventory purchases:

Loss Reclassified from
	Amount of Loss Recognized		Accumulated Other Comprehensive			Loss Recognized in
	in Other Comprehensive		Income into Expense			Income on Derivatives
	Income on Derivatives		(Effective Portion)			(Ineffective Portion)
	(Effective Portion)		Location	Amount		Location	Amount
	5/1/11	5/2/10		5/1/11	5/2/10		5/1/11	5/2/10
Thirteen Weeks Ended	$ (24,866)	$ -	Cost of goods sold	$(9,599)	$ -	Selling, general and administrative expenses	$ -	$ -

The balance in Accumulated Other Comprehensive Income on foreign currency forward exchange contracts at May 1, 2011 will be recognized principally in the next 18 months in the Consolidated Statements of Operations as costs of goods sold as the underlying inventory is purchased and sold.

The following table summarizes the effect of the Company’s foreign currency forward exchange contracts for inventory purchases that were not designated as hedging instruments:

	Gain (Loss) Recognized in Income (Expense)
	Location	Amount
		5/1/11	5/2/10

Thirteen Weeks Ended	Selling general and administrative expenses	$56	$-

Please refer to Note 10 “Fair Value Measurements,” for disclosures on fair value measurements of the Company’s derivative financial instruments. The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of May 1, 2011.

10.  FAIR VALUE MEASUREMENTS

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that were required to be remeasured at fair value on a recurring basis during the thirteen weeks ended May 1, 2011 and May 2, 2010, respectively:

	Fair Value Measurement Using			Total Fair
May 1, 2011	Level 1	Level 2	Level 3	Value
Derivative instrument assets	N/A	$1,813	N/A	$1,813
Derivative instrument liabilities	N/A	$42,637	N/A	$42,637

May 2, 2010
Derivative instrument liabilities	N/A	$52,390	N/A	$52,390

Derivative instruments presented above as of May 1, 2011 represent gains and losses on foreign currency forward exchange contracts related to inventory purchases. The fair value of such instruments is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of May 1, 2011 and (ii) the settlement rate specified in each contract.

Derivative instrument liabilities presented above as of May 2, 2010 represent unrealized losses on foreign currency forward exchange contracts to purchase €1,300,000 during the first quarter of 2010 in connection with the acquisition of Tommy Hilfiger. The fair value of such instruments is measured as the Euros to be purchased, multiplied by the difference between (i) the forward rate as of May 2, 2010 and (ii) the settlement rate specified in each contract.

There were no non-financial assets or liabilities that were required to be remeasured at fair value on a non-recurring basis during the thirteen week periods ended May 1, 2011 and May 2, 2010.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt for the periods ended May 1, 2011 and May 2, 2010 were as follows:

	5/1/11		5/2/10
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$294,958	$294,958	$791,595	$791,595
Short-term borrowings	12,277	12,277	-	-
Long-term debt (including portion classified as current)	2,254,489	2,313,926	399,588	401,500

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

Through May 1, 2011, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net income (loss) for the thirteen weeks ended May 1, 2011 and May 2, 2010 included $9,723 and $4,090, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirteen weeks ended May 1, 2011 and May 2, 2010, respectively:

	Thirteen Weeks Ended
	5/1/11	5/2/10
Weighted average risk-free interest rate	2.65%	3.01%
Weighted average expected option term (in years)	6.25	6.25
Weighted average expected volatility	44.34%	41.75%
Expected annual dividends per share	$0.15	$0.15
Weighted average estimated fair value per option	$29.77	$26.64

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving option grants and changes in the vesting schedule of certain grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Service-based stock option activity for the thirteen weeks ended May 1, 2011 was as follows:

		Weighted Average
	Options	Price Per Option

Outstanding at January 30, 2011	2,853	$33.41
Granted	182	65.02
Exercised	256	33.82
Cancelled	-	-
Outstanding at May 1, 2011	2,779	$35.44
Exercisable at May 1, 2011	1,900	$32.68

RSUs granted to employees generally vest in three annual installments (25%, 25% and 50%) commencing two years after the date of grant. Service-based RSUs granted to non-employee directors vest in four equal annual installments commencing one year after the date of grant for awards granted prior to 2010 and vest in full one year after the date of grant for awards granted during or after 2010. The underlying RSU award agreements generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of service-based RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed, net of estimated forfeitures, on a straight-line basis over the RSUs’ vesting period.

RSU activity for the thirteen weeks ended May 1, 2011 was as follows:

		Weighted Average
		Grant Date
	RSUs	Fair Value

Non-vested at January 30, 2011	814	$40.24
Granted	210	68.85
Vested	81	45.52
Cancelled	4	48.17
Non-vested at May 1, 2011	939	$46.15

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

Restricted stock activity for the thirteen weeks ended May 1, 2011 was as follows:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value

Non-vested at January 30, 2011	350	$60.41
Granted	-	-
Vested	12	60.41
Non-vested at May 1, 2011	338	$60.41

The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during the first quarter of 2011 subject to a performance period of two years. The Company granted contingently issuable performance share awards to all of the Company’s senior executives (other than senior executives of Tommy Hilfiger) during the second quarter of 2010 subject to a performance period of three years. The Company granted contingently issuable performance share awards to all then-executive officers of the Company during the first quarter of 2010 subject to a performance period of two years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity for the awards granted in 2011 and earnings per share growth for the awards granted in 2010 during the applicable performance cycle. Depending on the level of earnings per share achieved, up to a total number of 85 and 611 shares could be issued for all non-vested performance share awards granted in 2011 and 2010, respectively. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the thirteen weeks ended May 1, 2011 was as follows:

		Weighted Average
	Performance	Grant Date
	Shares	Fair Value

Non-vested at January 30, 2011	611	$52.69
Granted	85	71.26
Vested	-	-
Cancelled	-	-
Non-vested at May 1, 2011	696	$54.96

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirteen weeks ended May 1, 2011 and May 2, 2010 were $4,470 and $4,336, respectively. Of those amounts, $2,440 and $2,932, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

12.  STOCKHOLDERS’ EQUITY

Common Stock Offering

The Company sold 5,750 shares of its common stock on April 28, 2010 for net proceeds after commissions, discounts and related fees and expenses totaling $364,860 during the first quarter of 2010, which were used to fund a portion of the purchase price and fees relating to the acquisition of Tommy Hilfiger. Of the 5,750 shares, a total of 5,250 shares were released from treasury and 500 shares were newly issued.

13.  ACTIVITY EXIT COSTS

Tommy Hilfiger Integration and Exit Costs

In connection with the Company’s acquisition of Tommy Hilfiger in the second quarter of 2010 and the related integration, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, inventory liquidations and lease/contract terminations, including costs associated with the exit of certain Tommy Hilfiger product categories. Such costs were as follows:

	Total	Incurred
	Expected	During the	Cumulative
	to be	Thirteen Weeks	Incurred to
	Incurred	Ended 5/1/11	Date

Severance, termination benefits and other costs	$32,506	$9,713	$29,506
Long-lived asset impairments	11,017	-	11,017
Inventory liquidation costs	2,583	-	2,583
Lease/contract termination and related costs	18,187	13,022	16,187
Total	$64,293	$22,735	$59,293

Liabilities for severance and termination benefits and lease/contract termination costs recorded in connection with the acquisition and integration of Tommy Hilfiger were principally recorded in Accrued Expenses in the Company’s Consolidated Balance Sheets and were as follows:

		Costs Incurred	Costs Paid
		During the	During the
	Liability	Thirteen Weeks	Thirteen Weeks	Liability
	at 1/30/11	Ended 5/1/11	Ended 5/1/11	at 5/1/11

Severance, termination benefits and other costs	$16,258	$9,713	$5,702	$20,269
Lease/contract termination and related costs	3,165	13,022	4,467	11,720
Total	$19,423	$22,735	$10,169	$31,989

The charges incurred during the thirteen weeks ended May 1, 2011 and the remainder of charges expected to be incurred relate principally to selling, general and administrative expenses of the Company’s Tommy Hilfiger North America segment.

14.  NET INCOME (LOSS) PER COMMON SHARE

The Company utilizes the two-class method of calculating basic net income (loss) per common share, as holders of the Company’s Series A convertible preferred stock participate in dividends with holders of the Company’s common stock. Net losses are not allocated to holders of the Series A convertible preferred stock.

The Company computed its basic and diluted net income (loss) per common share as follows:

	Thirteen Weeks Ended
	5/1/11	5/2/10

Net income (loss)	$57,667	$(27,613)
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	(314)	-
Allocation of income to Series A convertible preferred stock	(3,088)	-
Net income (loss) available to common stockholders for basic net income (loss) per common share	54,265	(27,613)
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	314	-
Allocation of income to Series A convertible preferred stock	3,088	-
Net income (loss) available to common stockholders for diluted net income (loss) per common share	$57,667	$(27,613)

Weighted average common shares outstanding for
basic net income (loss) per common share	66,798	52,279
Weighted average impact of dilutive securities	1,605	-
Weighted average impact of assumed convertible preferred
stock conversion	4,189	-
Total shares for diluted net income (loss) per common share	72,592	52,279

Basic net income (loss) per common share	$0.81	$(0.53)

Diluted net income (loss) per common share	$0.79	$(0.53)

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share were as follows:
	Thirteen Weeks Ended
	5/1/11	5/2/10

Weighted average potentially dilutive securities	245	4,611

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income (loss) per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of May 1, 2011 and May 2, 2010 and, therefore, were excluded from the calculation of diluted net income (loss) per common share for the thirteen weeks ended May 1, 2011 and May 2, 2010. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 696 and 185 as of May 1, 2011 and May 2, 2010, respectively.

15.  NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirteen weeks ended May 1, 2011 and May 2, 2010, the Company recorded increases to goodwill of $11,690 and $9,425, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirteen weeks ended May 1, 2011 and May 2, 2010, the Company paid $12,970 and $11,245, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the thirteen weeks ended May 1, 2011, the Company recorded a loss of $12,876 to write-off previously capitalized debt issuance costs in connection with the amendment and restatement of its senior secured credit facility.

16.  SEGMENT DATA

The acquisition of Tommy Hilfiger impacted significantly the way the Company and its chief operating decision maker manage and analyze its operating results. As such, the Company changed the way it reports its segment data. Prior year periods have been restated in order to present that information on a basis consistent with the current year.

The Company manages its operations through its operating divisions, which are aggregated into seven reportable segments:  (i) Heritage Brand Wholesale Dress Furnishings; (ii) Heritage Brand Wholesale Sportswear; (iii) Heritage Brand Retail; (iv) Calvin Klein Licensing; (v) Tommy Hilfiger North America; (vi) Tommy Hilfiger International; and (vii) Other (Calvin Klein Apparel).

Heritage Brand Wholesale Dress Furnishings Segment - This segment consists of the Company’s heritage brand wholesale dress furnishings division. This segment derives revenue primarily from marketing both dress shirts and neckwear under the brand names ARROW, IZOD, Eagle, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, DKNY, Elie Tahari, J. Garcia, Ike Behar and MICHAEL Michael Kors, as well as dress shirts under the brand names Van Heusen, Geoffrey Beene and CHAPS and neckwear under the brand names Nautica, Ted Baker, Jones New York, Michael Kors Collection, Claiborne, U.S. POLO ASSN., Axcess, Hart Schaffner Marx, Bass, and Robert Graham. The Company markets its dress shirt and neckwear brands, as well as various private label brands, primarily to department, mid-tier department and specialty stores.

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

The following table presents summarized information by segment:

	Thirteen Weeks Ended
	5/1/11	5/2/10

Revenue – Heritage Brand Wholesale Dress Furnishings
Net sales	$134,689	$132,171
Royalty revenue	1,485	1,465
Advertising and other revenue	404	379
Total	136,578	134,015

Revenue – Heritage Brand Wholesale Sportswear
Net sales	135,454	135,330
Royalty revenue	2,441	2,477
Advertising and other revenue	406	458
Total	138,301	138,265

Revenue – Heritage Brand Retail
Net sales	131,677	135,183
Royalty revenue	1,298	1,183
Advertising and other revenue	241	260
Total	133,216	136,626

Revenue – Calvin Klein Licensing
Net sales	7,442	8,954
Royalty revenue	65,774	59,734
Advertising and other revenue	25,999	22,400
Total	99,215	91,088

Revenue – Tommy Hilfiger North America
Net sales	267,637	-
Royalty revenue	2,861	-
Advertising and other revenue	1,286	-
Total	271,784	-

Revenue – Tommy Hilfiger International
Net sales	433,656	-
Royalty revenue	9,023	-
Advertising and other revenue	980	-
Total	443,659	-

Revenue – Other (Calvin Klein Apparel)
Net sales	146,431	119,050
Total	146,431	119,050

Total Revenue
Net sales	1,256,986	530,688
Royalty revenue	82,882	64,859
Advertising and other revenue	29,316	23,497
Total	$1,369,184	$619,044

	Thirteen Weeks Ended
	5/1/11		5/2/10

Income before interest and taxes – Heritage Brand Wholesale
Dress Furnishings	$20,432		$18,460

Income before interest and taxes – Heritage Brand Wholesale
Sportswear	13,682		20,888

Income before interest and taxes – Heritage Brand Retail	4,527		8,684

Income before interest and taxes – Calvin Klein Licensing	34,142		36,983

Loss before interest and taxes – Tommy Hilfiger
North America	(12,321	)(2)	-

Income before interest and taxes – Tommy Hilfiger International	78,982	(2)	-

Income before interest and taxes – Other (Calvin Klein Apparel)	20,941		13,705

Loss before interest and taxes – Corporate(1)	(39,941	)(2)(3)	(121,277	)(4)

Income before interest and taxes	$120,444		$(22,557)

(1)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure.

(2)
Income (loss) before interest and taxes for the thirteen weeks ended May 1, 2011 includes costs of $30,459 associated with the Company’s integration of Tommy Hilfiger and related restructuring. Such costs were included in the Company’s segments as follows:  $23,491 in Tommy Hilfiger North America; $448 in Tommy Hilfiger International; and $6,520 in corporate expenses not allocated to any reportable segments.

(3)
Loss before interest and taxes for the thirteen weeks ended May 1, 2011 includes costs of $16,233 associated with the Company’s modification of its senior secured credit facility. Please refer to Note 8, “Debt,” for a further discussion.

(4)
Loss before interest and taxes for the thirteen weeks ended May 2, 2010 includes costs of $104,028 associated with the Company’s acquisition of Tommy Hilfiger, including the effects of foreign currency forward exchange contracts. Please refer to Note 9, “Derivative Financial Instruments,” for a further discussion.

Intersegment transactions consist of transfers of inventory principally between the Heritage Brand Wholesale Dress Furnishings segment and the Heritage Brand Retail segment and Other (Calvin Klein Apparel) segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage is eliminated principally in the Heritage Brand Retail segment and Other (Calvin Klein Apparel) segment.

17.  GUARANTEES

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of May 1, 2011 is $500. The guarantee expires on January 31, 2012.

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of May 1, 2011 is approximately $3,900, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,500 as of May 1, 2011, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

18.  RECENT ACCOUNTING GUIDANCE

The FASB issued in May 2011, guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. The Company will adopt this guidance prospectively beginning in fiscal 2012. The Company does not expect the adoption to have a material impact on the Company’s consolidated results of operations or financial position.

19.  SUBSEQUENT EVENT

On May 4, 2011, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designated to hedge an initial notional amount of $632,000 of the Company’s variable rate debt obligation under its United States dollar-denominated senior secured term loan A facility. The initial notional amount of $632,000 will be reduced according to a pre-set schedule during the term of the swap agreement such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the facility is expected to always exceed the then-outstanding notional amount of the hedge. Under the terms of the agreement for the then-outstanding hedged notional amount, the Company’s exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and it will pay a fixed rate of 1.197%, plus a margin (currently 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable).

In addition, on May 4, 2011, the Company entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement has been designated to hedge an initial notional amount of €165,895 of the Company’s variable rate debt obligation under its Euro-denominated senior secured term loan A and B facilities. The initial notional amount of €165,895 will be reduced according to a pre-set schedule during the term of the agreement such that the Company’s outstanding debt under the facilities is expected to always exceed the notional amount of the hedge. Under the terms of this agreement, the Company’s exposure to fluctuations in the three-month Euro inter-bank borrowing rate (“EURIBOR”) is capped at a rate of 2%. Therefore, the maximum amount of interest that the Company will pay on the hedged notional amount will be at the 2% capped rate, plus a margin (currently 2.75% for the Euro-denominated term loan A facility and 3.00% for the Euro-denominated term loan B facility, as applicable).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the brand names Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, Bass, ARROW, Eagle, Geoffrey Beene, CHAPS, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, DKNY, Elie Tahari, Nautica, Ike Behar, Ted Baker, Jones New York, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess and Timberland and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

We are one of the largest apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Van Heusen, IZOD, Bass, ARROW, Eagle and, as of the beginning of the second quarter of 2010, Tommy Hilfiger (previously a licensed brand), which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, CHAPS, Donald J. Trump Signature Collection, DKNY, Elie Tahari, Nautica, Ike Behar, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess, Jones New York and Timberland, which are licensed.

We completed our acquisition of Tommy Hilfiger during the second quarter of 2010. Tommy Hilfiger designs, sources and markets men’s, women’s and children’s sportswear and activewear, jeanswear and other products worldwide and licenses its brands worldwide over a broad range of products. Our business strategy has been to manage and market a portfolio of nationally and internationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference, distribution channel or region. We have enhanced this strategy by expanding our portfolio of brands through acquisitions of well-known brands, such as Calvin Klein and Tommy Hilfiger, that offer additional geographic distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear. A significant portion of our total income before interest and taxes is derived from international sources, which, prior to the acquisition of Tommy Hilfiger, had been primarily driven by the international component of our Calvin Klein licensing business. The Calvin Klein and, to a lesser degree, Tommy Hilfiger acquisitions also enhanced our business strategy by providing us with established international licensing businesses, which do not require working capital investments. We have successfully pursued growth opportunities in extending the Calvin Klein brands through licensing into additional product categories and geographic areas and may seek to do the same with Tommy Hilfiger. We believe that the acquisition of Tommy Hilfiger will advance our business strategy by adding a global brand with growth opportunities and by establishing an international platform in Europe that will be a strategic complement to our strong North American presence and provides us with the resources and expertise needed to grow our heritage brands and businesses internationally. During the third quarter of 2010 we announced the formation of PVH Europe, a division managed by a team of Tommy Hilfiger executives and dedicated staff based in Amsterdam. The division has been formed to pursue international opportunities for our heritage brands. Its first endeavor is operating the ARROW business in parts of Europe, which commenced with the Fall 2011 collection.

We plan to continue to strengthen our balance sheet through deleveraging and effective working capital management. We made approximately $150 million in voluntary debt repayments in the first quarter of 2011 at the time we modified our senior secured credit facility, for a total of approximately $400 million in repayments since the closing of the acquisition. We believe that our persistent focus on and enhancement of our business strategies and our balance sheet strength will allow us to continue to invest in our businesses and capitalize on opportunities for future growth.

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

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 82% of total royalty, advertising and other revenue in the first quarter of 2011, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings.

Gross profit on total revenue is total revenue less cost of goods sold. Included as cost of goods sold are costs associated with the production and procurement of product, including inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs and other product procurement related charges. All of our royalty, advertising and other revenue is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

We completed the acquisition of Tommy Hilfiger in the second quarter of 2010. We recorded pre-tax charges in the first quarter of 2010 of $104.0 million, which includes a loss of $52.4 million associated with hedges against Euro to U.S. dollar exchange rates relating to the purchase price and transaction and related costs of $51.6 million. We incurred pre-tax charges of $30.5 million in the first quarter of 2011 and expect to incur additional pre-tax costs of approximately $29 million during the remainder of 2011 in connection with the integration and related restructuring.

We amended and restated our senior secured credit facility in the first quarter of 2011. We recorded debt modification costs of $16.2 million in connection with this transaction. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 1, 2011 Compared With Thirteen Weeks Ended May 2, 2010

Total Revenue

Net sales in the first quarter of 2011 were $1,257.0 million as compared to $530.7 million in the first quarter of the prior year. The increase of $726.3 million was due principally to the net effect of the following items:

•
The addition of $267.6 million and $433.7 million of net sales attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, respectively, as a result of the acquisition of Tommy Hilfiger in the second quarter of 2010.

•	The addition of $27.4 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment. Comparable store sales in our Calvin Klein outlet retail business increased 14%.

•	The addition of $2.5 million of sales attributable to growth in our Heritage Brand Wholesale Dress Furnishings segment.

•
The reduction of $3.5 million in sales attributable to our Heritage Brand Retail segment, as our Bass outlet retail business, which is heavily penetrated in the Northeast and the Midwest, was negatively impacted during the quarter by the unusually cool weather that affected these regions during much of the first quarter. The Van Heusen and Izod outlet retail businesses posted a combined comparable store sales increase of 3%, while the Bass outlet retail business posted an 8% decline.

Royalty, advertising and other revenue in the first quarter of 2011 was $112.2 million as compared to $88.4 million in the prior year’s first quarter. Of the $23.8 million increase over the prior year, $14.2 million was attributable to Tommy Hilfiger. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased $6.0 million, or 10%, compared to the prior year’s first quarter, driven by strong performance across virtually all product categories, with jeans, underwear, fragrance, watches, women’s sportswear and dresses continuing to perform particularly well. Calvin Klein Licensing royalty revenue included a benefit of approximately $2 million from a weaker U.S. dollar in the quarter versus the prior year’s first quarter.

Our revenue for the full year 2011 is expected to increase to $5.70 billion to $5.75 billion from $4.64 billion in the prior year, due primarily to the effect of owning Tommy Hilfiger for a full year. Total revenue for our combined Tommy Hilfiger North America and Tommy Hilfiger International segments is expected to be $2.91 billion to $2.94 billion for the full year 2011. Total revenue for our combined Calvin Klein Licensing and Other (Calvin Klein Apparel) segments is projected to increase 9% to 10%. Total revenue for our combined Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear and Heritage Brand Retail segments is projected to grow between 1% and 2%.

Gross Profit on Total Revenue

Gross profit on total revenue in the first quarter of 2011 was $728.6 million, or 53.2% of total revenue, compared with $317.0 million, or 51.2% of total revenue in the first quarter of the prior year. The first quarter’s 200 basis point increase is primarily due to the net impact of (i) an increase due to Tommy Hilfiger’s large international presence, as international apparel businesses typically have higher gross margin percentages than domestic apparel businesses; (ii) an increase due to Tommy Hilfiger’s North America operations, the majority of which consists of its retail business, and retail businesses typically have higher gross margin percentages than wholesale businesses; (iii) a decrease due to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, decreased as a percentage of total revenue; and (iv) a decrease due to increased promotional selling in our Bass retail and Izod and Timberland wholesale sportswear businesses.

We currently expect that the gross profit on total revenue percentage for the full year 2011 will decrease as compared with the full year 2010 percentage of 52.2%. This decrease is due, in part, to product cost increases, which we began to experience late in 2010 and are expected to continue, and which are expected to have a significant effect on our cost of goods sold in the remainder of 2011. In addition, we expect this decrease in the gross profit on total revenue percentage to also be attributable to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, is expected to decrease as a percentage of total revenue due to the effect of owning Tommy Hilfiger, which is largely composed of wholesale and retail operations, for a full year. This decrease in the gross profit on total revenue percentage is expected to more than offset the favorable impacts from the addition of first quarter revenue attributable to the addition of Tommy Hilfiger, which has higher gross margin percentages as discussed above, and the absence in 2011 of charges of $47.1 million recorded during 2010, principally consisting of short-lived non-cash valuation amortization charges, as a result of the Tommy Hilfiger acquisition.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the first quarter of 2011 were $591.9 million, or 43.2% of total revenue, as compared to $287.2 million, or 46.4% of total revenue, in the first quarter of the prior year. The 320 basis point decrease in SG&A expenses as a percentage of total revenue as compared to the prior year includes a net reduction of $21.2 million in the first quarter costs incurred in connection with our acquisition of Tommy Hilfiger in 2010 as compared to Tommy Hilfiger integration and related restructuring costs incurred in the first quarter of 2011, combined with the effect of sales leverage on one-time costs due to the revenue increase in the current year’s first quarter. Partially offsetting this is an increase in SG&A expenses principally attributable to (i) Tommy Hilfiger’s large international presence, as international apparel businesses typically have higher SG&A expense percentages than domestic apparel businesses; and (ii) Tommy Hilfiger’s North American operations, the majority of which consists of its retail business, and retail businesses typically have higher SG&A expense percentages than wholesale businesses.

We currently expect that our SG&A expenses as a percentage of total revenue in 2011 will decrease significantly as compared to 2010 due principally to reduced acquisition, integration and restructuring costs associated with Tommy Hilfiger and the absence of costs incurred in the fourth quarter of 2010 associated with the exit from our United Kingdom and Ireland Van Heusen dress furnishings and accessories business.

Debt Modification Costs

We incurred costs totaling $16.2 million during the first quarter of 2011 in connection with the modification of our senior secured credit facility. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of this transaction.

Other Loss

We entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010 in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We recorded a pre-tax loss of $52.4 million during the first quarter of 2010 related to these contracts.

Interest Expense and Interest Income

Interest expense increased to $33.4 million in the first quarter of 2011 from $8.4 million in the first quarter of the prior year principally as a result of the issuance during the second quarter of 2010 of $600.0 million of 7 3/8% senior notes due 2020 and term loans of $1.9 billion borrowed under new credit facilities, the net proceeds of which were used in connection with the purchase of Tommy Hilfiger. We subsequently made voluntary debt repayments on the term loans totaling $250 million in 2010 and approximately $150 million in the first quarter of 2011, and amended and restated the credit facility in the first quarter of 2011. The amended facility provides reduced borrowing spreads, as well as additional flexibility with respect to the application of voluntary prepayments. Interest income of $0.4 million in the first quarter of 2011 was relatively flat to the prior year’s first quarter amount of $0.1 million.

Net interest expense for the full year 2011 is currently expected to increase to a range of $132.5 million to $134.5 million from $126.8 million in the prior year principally as a result of the full year impact of our increased debt from the Tommy Hilfiger acquisition. We currently plan on making approximately $300.0 million of additional voluntary debt repayments on our term loans during the remainder of 2011. During the second quarter of 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.

Income Taxes

The income tax rate for the first quarter of 2011 was 34.0% compared with last year’s first quarter rate of 10.4%. The prior year’s first quarter effective tax rate was adversely affected by certain non-deductible transaction costs associated with the Tommy Hilfiger acquisition.  We incurred a pre-tax loss in the prior year’s first quarter but were not able to realize a tax benefit on the full amount of the loss due to the non-deductibility of such transaction costs.

We currently anticipate that our 2011 tax rate will be between 29.0% and 31.0%, which compares with the 2010 full year rate of 29.7%. As compared to 2010, the 2011 tax rate is expected to be favorably impacted by additional earnings from our international Tommy Hilfiger business, a significant portion of which is taxed at lower rates, and the absence of certain non-deductible costs incurred in 2010, principally those associated with the Tommy Hilfiger acquisition. Offsetting these favorable variances is the negative impact of additional 2011 international earnings expected to be taxed in the United States. It is possible that our estimated full year rate could change from the mix of international and domestic pre-tax earnings, or from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our net cash outflow in the first quarter of 2011 was $203.8 million. Cash flow in 2011 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of voluntary debt repayments we make in 2011.

Operations

Cash used by operating activities was $12.0 million in the first quarter of 2011, as compared with cash used by operating activities of $40.6 million in the first quarter of 2010. The factors that affect our operating cash flows have been significantly impacted by the acquisition of Tommy Hilfiger, which has resulted in this reduction in cash used by operating activities.

Investment in Joint Venture

Pursuant to the terms of the agreement underlying our acquisition of Tommy Hilfiger from funds controlled by Apax Partners L.P. (“Apax”), we formed a joint venture in China with Apax, whereby we and Apax will each have a 45% share in the joint venture, with the remaining 10% owned by another party. The joint venture will assume direct control of the Tommy Hilfiger wholesale and retail distribution in China from the existing licensee, Dickson Concepts (International) Limited, on August 1, 2011. We made a payment of $10.4 million to the joint venture in the first quarter of 2011 to contribute our 45% share of funding.

Capital Expenditures

Our capital expenditures in the first quarter of 2011 were $34.5 million compared to $4.8 million expended in the first quarter of 2010. This increase was due principally to investments in the Tommy Hilfiger business and our corporate infrastructure to support our expanded operations. We currently expect capital expenditures for the full year 2011 to be approximately $200.0 million.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $13.0 million in the first quarter of 2011. We currently expect that such payments will be between $48 million and $50 million for the full year 2011.

Common Stock Offering

We sold 5.8 million shares of our common stock on April 28, 2010 for net proceeds, after commissions, discounts and related fees and expenses, of $364.9 million during the first quarter of 2010, which were used in the second quarter of 2010 to fund a portion of the purchase price for the Tommy Hilfiger acquisition.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Our Series A convertible preferred stock participates in common stock dividends on an as-converted basis. Dividends on common and preferred stock totaled $5.4 million in the first quarter of 2011.

We currently project that cash dividends on our common stock for the full year 2011 will be $10.5 million to $11.0 million based on our current dividend rate, the number of shares of our common stock outstanding at May 1, 2011 and our estimates of stock to be issued during 2011 under our stock incentive plans.

Financing Arrangements

Our capital structure as of May 1, 2011 was as follows:

(in millions)
Short-term borrowings	$12.3
Current portion of long-term debt	46.3
Long-term debt	2,208.2
Stockholders’ equity	2,671.0

In addition, we had $295.0 million of cash and cash equivalents as of May 1, 2011.

Short-Term Borrowings

One of our subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000.0 million ($12.3 million based on the Yen to United States dollar exchange rate on May 1, 2011) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility matures on July 19, 2011 and renews automatically unless we give notice of termination. The outstanding balance was ¥1,000.0 million ($12.3 million based on the Yen to United States dollar exchange rate on May 1, 2011) as of May 1, 2011. The weighted average interest rate on the funds borrowed at May 1, 2011 was 0.33%. The maximum amount of borrowings outstanding under this facility during the quarter ended May 1, 2011 was approximately $12.3 million.

7 3/8% Senior Notes Due 2020

Our $600.0 million 7 3/8% senior notes, which we issued on May 6, 2010 under an indenture dated as of May 6, 2010, are due May 15, 2020. Interest on the 7 3/8% notes is payable semi-annually in arrears.

We may redeem some or all of these notes on or after May 15, 2015 at specified redemption prices. We may redeem some or all of these notes at any time prior to May 15, 2015 by paying a “make whole” premium. In addition, we may also redeem up to 35% of these notes prior to May 15, 2013, by paying a set premium, with the net proceeds of certain equity offerings.

Senior Secured Credit Facility

On May 6, 2010, we entered into, and on March 2, 2011 amended and restated, our senior secured credit facility (“the amended facility”). Such facility consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The amended facility provides reduced borrowing spreads, as well as additional flexibility with respect to the application of voluntary prepayments. The full benefit of the reduction in borrowing spreads is not expected to be realized, as subsequent to May 1, 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. Please refer to the discussion below for further detail on those agreements. The amended facility extends the maturity of the term loan A facilities and the revolving loan facilities from May 2015 to January 2016. The maturity of the term loan B facilities remains in May 2016.

In connection with the closing of the amended facility, we voluntarily prepaid approximately $150 million of borrowings with cash on hand, which we had previously announced we intended to use for such purpose. We paid $10.6 million of fees in cash in connection with the modification of our senior secured credit facility in the first quarter of 2011. The aggregate amount outstanding under the amended facility is the same as the aggregate amount outstanding under the credit facility prior to the modification, other than with respect to the approximately $150 million voluntary prepayment, and reflects a total reduction of approximately $400 million of the amount initially borrowed at the time of the Tommy Hilfiger acquisition closing. The revolving credit facilities remained undrawn upon the closing of the amended facility (with only letters of credit outstanding).

As of May 1, 2011, we had an aggregate of $1.6 billion of term loan borrowings under the amended facility outstanding (based on the applicable exchange rates on May 1, 2011). As of May 1, 2011 the amended facility provided for approximately $470 million of revolving credit (based on the applicable exchange rates on May 1, 2011), under which we had no revolving credit borrowings and $165.2 million of letters of credit outstanding as of May 1, 2011. The maximum amount of borrowings outstanding under this facility during the quarter ended May 1, 2011 was $60.0 million.

The terms of each of the term loan A and B facilities contain a mandatory repayment schedule on a quarterly basis, such that the total annual repayments are as follows (dollar amounts in thousands):
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

Our amended facility requires us to comply with certain financial covenants, including maximum leverage, minimum interest coverage and maximum capital expenditures. A breach of any of these operating or financial covenants would result in a default under the amended facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable which would result in acceleration of our other debt. If we were unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of our other indebtedness.

We are also subject to similar covenants and restrictions in connection with our other long-term debt agreements.

As of May 1, 2011, we were in compliance with all financial and non-financial covenants.

On May 4, 2011, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designated to hedge an initial notional amount of $632.0 million of our variable rate debt obligation under our United States dollar-denominated senior secured term loan A facility. The initial notional amount of $632.0 million will be reduced according to a pre-set schedule during the term of the swap agreement such that, based on our projections for future debt repayments, our outstanding debt under the facility is expected to always exceed the then-outstanding notional amount of the hedge. Under the terms of the agreement for the then-outstanding hedged notional amount, our exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and we will pay a fixed rate of 1.197%, plus a margin (currently 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable).

In addition, on May 4, 2011, we entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement has been designated to hedge an initial notional amount of €165.9 million of our variable rate debt obligation under our Euro-denominated senior secured term loan A and B facilities. The initial notional amount of €165.9 million will be reduced according to a pre-set schedule during the term of the agreement such that our outstanding debt under the facilities is expected to always exceed the notional amount of the hedge. Under the terms of this agreement, our exposure to fluctuations in the three-month Euro inter-bank borrowing rate (“EURIBOR”) is capped at a rate of 2%. Therefore, the maximum amount of interest that we will pay on the hedged notional amount will be at the 2% capped rate, plus a margin (currently 2.75% for the Euro-denominated term loan A facility and 3.00% for the Euro-denominated term loan B facility, as applicable).

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

Due to the above factors, our operating results for the thirteen week period ended May 1, 2011 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of May 1, 2011, include cash equivalents, short and long-term debt and foreign currency forward exchange contracts. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 1, 2011. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Due to the currently low rates of return we are receiving on our cash equivalents, the impact of a further decrease in short-term interest rates would not have a material impact on our interest income, while an increase in short-term interest rates could have a more material impact. Given our balance of cash and cash equivalents at May 1, 2011, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.3 million annually. Due to the fact that certain of our debt is denominated in foreign currency, our interest expense is, and in the future will continue to be, impacted by fluctuations in exchange rates. Borrowings under the amended facility bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. As such, our amended facility also exposes us to market risk for changes in interest rates. Subsequent to May 1, 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. Please refer to Note 19, “Subsequent Event,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion. Given our debt position and the Euro to United States dollar exchange rate at May 1, 2011, and the effect of the swap and cap agreements we entered into subsequent to May 1, 2011, the effect of a 10 basis point increase in interest rates on our interest expense would be approximately $0.5 million annually and the effect of a 5% increase in the exchange rate on our interest expense would be approximately $1.0 million annually.

Our exposure to fluctuations in foreign currency exchange rates increased significantly as a result of the acquisition of Tommy Hilfiger, as the Tommy Hilfiger business has a substantial international component. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Japanese Yen and the Canadian dollar, will have a significantly larger negative impact on our results of operations than prior to the acquisition of Tommy Hilfiger. Our Tommy Hilfiger business purchases the majority of the products that it sells in United States dollars, which exposes the international Tommy Hilfiger business to foreign exchange risk as the United States dollar fluctuates. As such, we currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with United States dollar denominated purchases by the Tommy Hilfiger business.

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

PART II – OTHER INFORMATION

ITEM 1A – RISK FACTORS

The risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2011 have not materially changed. However, subsequent to the first quarter of 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility, and therefore, have added the following risk:

Our hedging activities involve certain risks.

Our foreign currency hedging activities, which are designed to reduce (but not eliminate) the effects of foreign currency fluctuations may not sufficiently mitigate the impact of such fluctuations on our financial results. Factors that could affect the effectiveness of our hedging activities include the volatility of currency markets, the accuracy of the forecasted inventory purchases and the availability of hedging instruments. Because the hedging activities are designed to reduce the effect of currency volatility, they not only reduce the negative impact of strength in the hedged currencies, they also reduce the positive impact of weakness in those currencies.

The conditions and uncertainties in the global credit markets have increased the credit risk of the counterparties to our interest rate hedging agreements. If our counterparties fail to perform under our interest rate hedging agreements and we are unable to enter into new agreements on terms favorable to us, our ability to effectively manage our interest rate risk may be materially impaired. We attempt to manage counterparty credit risk by periodically evaluating the financial position and creditworthiness of such counterparties, monitoring the amount for which we are at risk with each counterparty, and where possible, dispersing the risk among multiple counterparties. There can be no assurance that we will manage or mitigate this counterparty credit risk effectively.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
	(a) Total	(b) Average	Purchased as Part	Value) of Shares (or
	Number of	Price Paid	of Publicly	Units) that May Yet Be
	Shares (or	per Share	Announced Plans	Purchased Under the
Period	Units) Purchased(1)	(or Unit)(1)	or Programs	Plans or Programs

January 31, 2011 -
February 27, 2011	2,955	$58.37	-	-

February 28, 2011 -
April 3, 2011	7,184	63.51	-	-

April 4, 2011 -
May 1, 2011	21,955	64.98	-	-

Total	32,094	$64.04	-	-

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the first quarter of 2011 in connection with the settlement of vested restricted stock units and restricted stock to satisfy tax withholding requirements.

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

*,+10.1
Amended and Restated Credit and Guaranty Agreement, dated as of March 2, 2011, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, the lenders party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Bank of America, N.A., Credit Suisse Securities (USA) LLC and Royal Bank of Canada, as Co-Documentation Agents.

+18	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

**,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

**,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

***,+101.INS	XBRL Instance Document

***,+101.SCH	XBRL Taxonomy Extension Schema Document

***,+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***,+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***,+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***,+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.

* Certain Confidential Information contained in this Exhibit was omitted, pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, by means of redacting portions of the text and replacing each of the redacted portions with an asterisk. A complete copy of this Exhibit has been previously filed separately with the Secretary of the Securities and Exchange Commission without the redaction.

** Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*** As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS-VAN HEUSEN CORPORATION
Registrant

Dated:  June 9, 2011

/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit                    Description

10.1
Amended and Restated Credit and Guaranty Agreement, dated as of March 2, 2011, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, the lenders party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Bank of America, N.A., Credit Suisse Securities (USA) LLC and Royal Bank of Canada, as Co-Documentation Agents.

18	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document