Form 10-Q
period 2011-07-31
PVH CORP. /DE/
filed 2011-09-08
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	July 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of August 30, 2011 was 67,555,092.

PVH CORP.
INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

PART II -- OTHER INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) in connection with the acquisition of Tommy Hilfiger B.V. and certain affiliated companies, we borrowed significant amounts, may be considered to be highly leveraged, and will have to use a significant portion of our cash flows to service such indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory; (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost calculation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers limit or cease shopping in order to avoid exposure or becoming ill; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 31,	January 30,	August 1,
	2011	2011	2010
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$287,691	$498,718	$475,340
Trade receivables, net of allowances for doubtful accounts of $12,764, $11,105 and $12,426	402,736	433,900	293,057
Other receivables	11,110	13,261	18,556
Inventories, net	877,450	692,306	693,872
Prepaid expenses	70,986	80,974	123,605
Other, including deferred taxes of $62,190, $61,793 and $28,909	90,869	91,054	62,229
Total Current Assets	1,740,842	1,810,213	1,666,659
Property, Plant and Equipment, net	426,367	404,577	394,929
Goodwill	1,904,388	1,820,487	1,745,847
Tradenames	2,406,767	2,342,467	2,290,028
Perpetual License Rights	86,000	86,000	86,000
Other Intangibles, net	172,582	172,562	188,261
Other Assets	133,203	115,766	116,871
Total Assets	$6,870,149	$6,752,072	$6,488,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$351,748	$316,920	$315,432
Accrued expenses	517,463	539,670	428,947
Deferred revenue	38,159	51,235	46,957
Short-term borrowings	13,006	4,868	4,617
Current portion of long-term debt	51,816	—	—
Total Current Liabilities	972,192	912,693	795,953
Long-Term Debt	2,090,062	2,364,002	2,491,635
Other Liabilities, including deferred taxes of $534,766, $511,878 and $511,076	1,096,690	1,032,833	1,037,544
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Series A convertible preferred stock, par value $100 per share; 8,000 total shares authorized, issued and outstanding (with total liquidation preference of $200,000)	188,595	188,595	188,595
Common stock, par value $1 per share; 240,000,000 shares authorized; 67,798,396; 67,234,567 and 66,448,534 shares issued	67,798	67,235	66,449
Additional paid in capital - common stock	1,337,328	1,301,647	1,253,246
Retained earnings	959,034	840,072	693,393
Accumulated other comprehensive income (loss)	174,386	55,744	(31,993)
Less: 248,181; 168,893 and 96,401 shares of common stock held in treasury, at cost	(15,936)	(10,749)	(6,227)
Total Stockholders’ Equity	2,711,205	2,442,544	2,163,463
Total Liabilities and Stockholders’ Equity	$6,870,149	$6,752,072	$6,488,595

See accompanying notes.

PVH Corp.
Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
Net sales	$1,227,730	$1,011,439	$2,484,716	$1,542,127
Royalty revenue	78,202	68,106	161,084	132,965
Advertising and other revenue	28,512	23,723	57,828	47,220
Total revenue	1,334,444	1,103,268	2,703,628	1,722,312
Cost of goods sold	610,312	528,027	1,250,917	830,038
Gross profit	724,132	575,241	1,452,711	892,274
Selling, general and administrative expenses	590,653	524,637	1,182,555	811,837
Debt modification and extinguishment costs	—	6,650	16,233	6,650
Other loss	—	88,100	—	140,490
Income (loss) before interest and taxes	133,479	(44,146)	253,923	(66,703)
Interest expense	31,799	39,706	65,243	48,088
Interest income	353	481	727	588
Income (loss) before taxes	102,033	(83,371)	189,407	(114,203)
Income tax expense (benefit)	35,304	(12,747)	65,011	(15,966)
Net income (loss)	$66,729	$(70,624)	$124,396	$(98,237)
Basic net income (loss) per common share	$0.94	$(1.07)	$1.75	$(1.67)
Diluted net income (loss) per common share	$0.92	$(1.07)	$1.71	$(1.67)
Dividends declared per common share	$0.00	$0.00	$0.075	$0.075

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$124,396	$(98,237)
Adjustments to reconcile to net cash provided by operating activities:
Losses on settlement of derivative instruments related to the acquisition of Tommy Hilfiger	—	140,490
Depreciation and amortization	66,447	62,240
Deferred taxes	8,910	(9,571)
Impairment of long-lived assets	1,062	—
Stock-based compensation expense	20,650	12,224
Debt modification and extinguishment costs	16,233	6,650
Changes in operating assets and liabilities:
Trade receivables, net	39,402	94,198
Inventories, net	(171,853)	(142,162)
Accounts payable, accrued expenses and deferred revenue	(12,257)	101,999
Prepaid expenses	5,653	(54,482)
Other, net	37,102	(16,418)
Net cash provided by operating activities	135,745	96,931
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	—	(2,490,607)
Investment in joint venture	(14,850)	—
Purchase of property, plant and equipment	(73,899)	(29,014)
Contingent purchase price payments	(25,305)	(21,452)
Losses on settlement of derivative instruments related to the acquisition of Tommy Hilfiger	—	(140,490)
Net cash used by investing activities	(114,054)	(2,681,563)
FINANCING ACTIVITIES(1)
Proceeds from revolving credit facilities	60,000	—
Payments on revolving credit facilities	(60,000)	—
Net proceeds from short-term borrowings	8,138	4,617
Repayment of credit facilities	(247,459)	(100,000)
Payment of debt modification costs	(10,634)	—
Net proceeds from settlement of awards under stock plans	11,561	6,732
Excess tax benefits from awards under stock plans	4,238	3,482
Cash dividends	(5,434)	(4,652)
Acquisition of treasury shares	(5,187)	(2,438)
Net proceeds from common stock offering	—	364,860
Net proceeds from preferred stock issuance	—	188,595
Net proceeds from issuance of long-term debt	—	584,145
Net proceeds from credit facilities	—	1,825,223
Extinguishment of debt	—	(303,645)
Net cash (used) provided by financing activities	(244,777)	2,566,919
Effect of exchange rate changes on cash and cash equivalents	12,059	12,171
Decrease in cash and cash equivalents	(211,027)	(5,542)
Cash and cash equivalents at beginning of period	498,718	480,882
Cash and cash equivalents at end of period	$287,691	$475,340
(1) See Note 15 for information on noncash investing and financing transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency and share amounts in thousands, except per share data)

1. GENERAL

The consolidated financial statements include the accounts of PVH Corp. and its subsidiaries (the “Company”). The Company’s fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to the Company’s fiscal year, unless the context requires otherwise.

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

The results of operations for the thirteen and twenty-six weeks ended July 31, 2011 and August 1, 2010 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, Bass, G.H. Bass & Co., ARROW, Geoffrey Beene, CHAPS, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, DKNY and Timberland and to other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

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

The Company believes the change is preferable because (i) the FIFO and weighted average cost methods will provide more consistency across the Company and its segments, as only two inventory valuation methods will be applied as compared to three; (ii) the Company had experienced decreasing costs over the past several years, eliminating the reporting impact of LIFO; and (iii) the change will result in a more meaningful presentation of financial position, as the FIFO and weighted average cost methods reflect more recent costs in the consolidated balance sheet, and will improve comparability with the Company’s peers.

The voluntary accounting change had no impact on the Company’s consolidated financial statements because the inventory valued under LIFO was at current cost for the past several years. As a result, retrospective application of the accounting change resulted in no adjustments to amounts previously reported on the Company’s consolidated financial statements.

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

Fair Value of the Acquisition Consideration

The acquisition date fair value of the acquisition consideration paid, based on applicable exchange rates in effect on the closing date, consisted of the following:

Cash	$2,485,776
Common stock (7,873 shares, par value $1.00 per share)	475,607
Total fair value of the acquisition consideration	$2,961,383

Of the total $2,485,776 cash consideration paid, $2,483,258 was paid in the twenty-six weeks ended August 1, 2010.

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

The Company incurred certain pre-tax costs directly associated with the acquisition during the twenty-six weeks ended August 1, 2010, totaling approximately $52,000, which are included within selling, general and administrative expenses in its financial statements. The Company also recorded a loss of $140,490 during the twenty-six weeks ended August 1, 2010 associated with hedges against Euro to United States dollar exchange rates relating to the purchase price. During the twenty-six weeks ended August 1, 2010, the Company incurred costs totaling $28,920 associated with the issuance of the common and preferred shares related to the acquisition, which were deducted from the recognized proceeds of issuance within stockholders’ equity. During the same period the Company incurred costs totaling $70,512 associated with the issuance of debt related to the acquisition, a portion of which was written off in connection with the amendment and restatement of our senior secured credit facility during the first quarter of 2011. Please see Note 15, “Noncash Investing and Financing Transactions,” for a further discussion. The remaining costs are being amortized over the term of the related debt agreements.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the thirteen and twenty-six weeks ended August 1, 2010 as if the acquisition and the related financing transactions had occurred on February 1, 2010 (the first day of its fiscal year ended January 30, 2011) instead of on May 6, 2010. The pro forma results were calculated applying the Company’s accounting policies and reflect: (i) the impact on depreciation and amortization based on what would have been charged related to the fair value adjustments to Tommy Hilfiger’s property, plant and equipment and the intangible assets recorded in connection with the acquisition; (ii) the impact on interest expense and interest income resulting from changes to the Company’s capital structure in connection with the acquisition; (iii) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; and (iv) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Tommy Hilfiger. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on February 1, 2010, nor are they indicative of the future operating results of the combined company.

	Pro Forma Thirteen Weeks Ended 8/1/10	Pro Forma Twenty-Six Weeks Ended 8/1/10
Total revenue	$1,112,040	$2,368,196
Net income	38,712	98,757

Allocation of the Acquisition Consideration

The Company recorded in the first quarter of 2011 measurement period adjustments to the fair values of certain assets acquired and liabilities assumed in the Tommy Hilfiger acquisition as of the acquisition date, due to information that arose during the Company’s preparation of certain tax returns during the first quarter.

The Company has retrospectively adjusted the previously reported fair values to reflect these amounts as follows:

	As Originally Reported in Form 10-K	Measurement Period Adjustments	As Retrospectively Adjusted
Trade Receivables	$120,477	$—	$120,477
Inventories	288,891	—	288,891
Prepaid Expenses	24,029	(383)	23,646
Other Current Assets	81,307	45	81,352
Property, Plant and Equipment	238,026	—	238,026
Goodwill	1,255,862	15,967	1,271,829
Tradenames	1,635,417	—	1,635,417
Other Intangibles	172,069	—	172,069
Other Assets	117,880	(7,175)	110,705
Accounts Payable	91,436	—	91,436
Accrued Expenses	205,631	4,242	209,873
Other Liabilities	675,508	4,212	679,720

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

4. INVESTMENT IN JOINT VENTURE

Pursuant to the terms of the agreement underlying the Company’s acquisition of Tommy Hilfiger from funds controlled by Apax Partners L.P. (“Apax”), the Company formed a joint venture in China with Apax, whereby the Company and Apax will each have a 45% share in the joint venture, with the remaining 10% owned by another party. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution in China from the existing licensee, Dickson Concepts (International) Limited, on August 1, 2011. The Company made payments totaling $14,850 to the joint venture during the twenty-six weeks ended July 31, 2011 to contribute its 45% share of funding.

5. GOODWILL

The changes in the carrying amount of goodwill for the period ended July 31, 2011, by segment, were as follows:

	Heritage Brand Wholesale Dress Furnishings	Heritage Brand Wholesale Sportswear	Calvin Klein Licensing	Tommy Hilfiger North America	Tommy Hilfiger International	Total
Balance as of January 30, 2011
Goodwill, gross	$70,589	$84,553	$304,924	$198,501	$1,161,920	$1,820,487
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	70,589	84,553	304,924	198,501	1,161,920	1,820,487
Contingent purchase price payments to Mr. Calvin Klein	—	—	22,157	—	—	22,157
Currency translation	—	—	246	—	61,498	61,744
Balance as of July 31, 2011
Goodwill, gross	70,589	84,553	327,327	198,501	1,223,418	1,904,388
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	$70,589	$84,553	$327,327	$198,501	$1,223,418	$1,904,388

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

Net benefit cost related to the Company’s pension plans was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/11	8/1/10	7/31/11	8/1/10

Service cost, including plan expenses	$3,671	$2,413	$7,264	$4,758
Interest cost	4,870	4,537	9,591	8,922
Amortization of net loss	2,076	1,921	4,620	3,790
Expected return on plan assets	(5,514)	(4,982)	(11,061)	(9,985)
Amortization of prior service credit	(16)	(15)	(31)	(31)
Total	$5,087	$3,874	$10,383	$7,454

Net benefit cost related to the Company’s CAP Plan and SERP Plan was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/11	8/1/10	7/31/11	8/1/10

Service cost, including plan expenses	$24	$22	$49	$45
Interest cost	452	463	905	696
Total	$476	$485	$954	$741

Net benefit cost (credit) related to the Company’s postretirement plan was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/11	8/1/10	7/31/11	8/1/10

Interest cost	$254	$206	$509	$545
Amortization of net loss (gain)	7	(105)	14	—
Amortization of prior service credit	(205)	(205)	(409)	(409)
Total	$56	$(104)	$114	$136

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/11	8/1/10	7/31/11	8/1/10

Net income (loss)	$66,729	$(70,624)	$124,396	$(98,237)
Foreign currency translation adjustments, net of tax (benefit) expense of $(821); $(310); $82 and $(622)	(52,253)	49,143	119,076	48,630
Amortization of net loss (gain) and prior service credit related to pension and postretirement plans, net of tax expense of $715; $604; $1,610 and $1,267	1,147	992	2,584	2,083
Net unrealized and realized gain (loss) on effective hedges, net of tax benefit (expense) of $3,898; $(387); $4,135 and $(387)	12,012	(2,258)	(3,018)	(2,258)
Comprehensive income (loss)	$27,635	$(22,747)	$243,038	$(49,782)

8. DEBT

Short-Term Borrowings

One of the Company’s subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000,000 (approximately $13,000 based on the Yen to United States dollar exchange rate on July 31, 2011) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless the Company gives notice of termination. The full amount of this facility was borrowed as of July 31, 2011. The weighted average interest rate on the funds borrowed at July 31, 2011 was 0.33%.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	7/31/11	8/1/10

Senior secured term loan A facility due 2016	$755,502	$471,668
Senior secured term loan B facility due 2016	686,765	1,320,374
7 3/8% senior unsecured notes due 2020	600,000	600,000
7 3/4% debentures due 2023	99,611	99,593
Total	$2,141,878	$2,491,635
Less: Current portion of long-term debt	51,816	—
Long-term debt	$2,090,062	$2,491,635

As of July 31, 2011, the Company’s mandatory long-term debt repayments for the next five years were as follows:

Remainder of 2011	$21,127
2012	70,943
2013	109,196
2014	176,139
2015	396,094
2016	668,768

As of July 31, 2011, after taking into account the interest rate swap and cap agreements discussed below, approximately 70% of the Company’s total debt was at a fixed rate or at a variable rate that was capped, with the remainder at variable rates that were uncapped.

Senior Secured Credit Facilities

On May 6, 2010, the Company entered into, and on March 2, 2011 amended and restated, a senior secured credit facility (“the amended facility”), which consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The amended facility provides reduced borrowing spreads, as well as additional flexibility with respect to the application of voluntary prepayments. The amended facility extends the maturity of the term loan A facilities and the revolving loan facilities from May 2015 to January 2016. The maturity of the term loan B facilities remains in May 2016.

In connection with the closing of the amended facility, the Company voluntarily prepaid $149,275 of borrowings with cash on hand. The revolving credit facilities remained undrawn upon the closing of the amended facility (with only letters of credit outstanding). The Company made additional payments totaling $98,184 during the second quarter of 2011.

The amended facility provides for borrowings equal to an aggregate of approximately $2,005,000 (based on applicable exchange rates on July 31, 2011), consisting of (i) an aggregate of approximately $1,540,000 of term loan facilities; and (ii) approximately $465,000 of revolving credit facilities, under which the Company had no revolving credit borrowings and

$147,213 of letters of credit outstanding as of July 31, 2011.

The terms of each of the term loan A and B facilities contain a mandatory repayment schedule on a quarterly basis. The outstanding borrowings under the amended facility are prepayable without penalty (other than customary breakage costs). The terms of the amended facility require the Company to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested in the business in accordance with customary reinvestment provisions and (c) a percentage of excess cash flow, which percentage is based upon the Company’s leverage ratio during the relevant fiscal period.

The United States dollar-denominated borrowings under the amended facility bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined as the highest of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1% and (iii) a one-month adjusted Eurocurrency rate plus 1% (provided that, in the case of the term loan B facility, in no event will the base rate be less than 1.75%) or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the amended facility (provided that, in the case of the term loan B facility, in no event will the adjusted Eurocurrency rate be less than 0.75%).

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

The borrowings under the amended facility in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the amended facility (provided that, in the case of the term loan B facility, in no event will the adjusted Eurocurrency rate be less than 0.75%).

The current applicable margins are (a) in the case of the United States dollar-denominated term loan A facility, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.75%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.75%. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending July 31, 2011 and each subsequent quarter, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on the Company’s leverage ratio.

On May 4, 2011, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632,000 of the Company’s variable rate debt obligation under its United States dollar-denominated senior secured term loan A facility to fixed rate debt. The initial notional amount of $632,000 will be reduced according to a pre-set schedule during the term of the swap agreement such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the facility is expected to always exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and it will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, on May 4, 2011, the Company entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement has been designed with the intended effect of capping the interest rate on an initial notional amount of €165,895 of the Company’s variable rate debt obligation under its Euro-denominated senior secured term loan A and B facilities. The initial notional amount of €165,895 will be reduced according to a pre-set schedule during the term of the agreement such that the Company’s outstanding debt under the facilities is expected to always exceed the notional amount of the cap agreement. Under the terms of this agreement, the three-month Euro inter-bank borrowing rate (“EURIBOR”) that the Company will pay is capped at a rate of 2%. Therefore, the maximum amount of interest that the Company will pay on the notional amount will be at the 2% capped rate, plus the current applicable margin.

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

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into foreign currency forward exchange contracts with respect to €1,300,000 during the first quarter of 2010 and €250,000 during the second quarter of 2010 in connection with the acquisition of Tommy Hilfiger to hedge against its exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. Such foreign currency forward exchange contracts were not designated as hedging instruments. The Company settled these foreign currency forward exchange contracts at a loss of $140,490 (of which $88,100 was recorded in the second quarter of 2010) on May 6, 2010 in connection with the Company’s completion of the Tommy Hilfiger acquisition. Such loss is reflected in Other Loss in the Company’s Consolidated Statement of Operations.

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with international inventory purchases of Tommy Hilfiger. To help manage this exposure, the Company periodically uses foreign currency forward exchange contracts.

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into an interest rate swap agreement and an interest rate cap agreement to hedge against this exposure. Please see Note 8, “Debt”, for a further discussion of these agreements.

The Company records the foreign currency forward exchange contracts, interest rate swap agreement and interest rate cap agreement (collectively referred to as “cash flow hedges”) at fair value in its Consolidated Balance Sheets. Changes in fair value of cash flow hedges that are designated as effective hedging instruments are deferred in equity as a component of Accumulated Other Comprehensive Income (Loss). The cash flows from such hedges are presented in the same category on the Consolidated Statement of Cash Flows as the item being hedged. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings and no contracts were excluded from effectiveness testing. In addition, changes in the fair value of hedges that are not designated as effective hedging instruments are immediately recognized in earnings. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

	Asset Derivatives (Classified in Other Current Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	7/31/11	8/1/10	7/31/11	8/1/10
Contracts designated as hedges:
Foreign currency forward exchange contracts	$88	$3,766	$21,340	$9,473
Interest rate contracts	301	—	7,935	—
Total contracts designated as hedges	389	3,766	29,275	9,473
Undesignated contracts:
Foreign currency forward exchange contracts	127	—	56	—
Total undesignated contracts	127	—	56	—
Total	$516	$3,766	$29,331	$9,473

At July 31, 2011, the notional amount of foreign currency forward exchange contracts outstanding was approximately $445,000. Such contracts expire between August 2011 and April 2013.

The following table summarizes the effect of the Company’s cash flow hedges designated as hedging instruments:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Income into Expense (Effective Portion)			Loss Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount		Location	Amount
Thirteen Weeks Ended	7/31/11	8/1/10		7/31/11	8/1/10		7/31/11	8/1/10
Foreign currency forward exchange contracts	$1,203	$(5,785)	Cost of goods sold	$(14,846)	$(3,914)	Selling, general and administrative expenses	$—	$(6,106)

Interest rate contracts	(8,805)	—	Interest expense	(870)	—		—	—
Total	$(7,602)	$(5,785)		$(15,716)	$(3,914)		$—	$(6,106)

Twenty-Six Weeks Ended	7/31/11	8/1/10		7/31/11	8/1/10		7/31/11	8/1/10
Foreign currency forward exchange contracts	$(23,663)	$(5,785)	Cost of goods sold	$(24,445)	$(3,914)	Selling, general and administrative expenses	$—	$(6,106)

Interest rate contracts	(8,805)	—	Interest expense	(870)	—		—	—
Total	$(32,468)	$(5,785)		$(25,315)	$(3,914)		$—	$(6,106)

Accumulated Other Comprehensive Loss on foreign currency forward exchange contracts at July 31, 2011 of $13,350 is estimated to be reclassified in the next 12 months in the Consolidated Statements of Operations to costs of goods sold as the underlying inventory is purchased and sold. In addition, Accumulated Other Comprehensive Loss for interest rate contracts at July 31, 2011 of $4,646 is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange contracts for inventory purchases that were not designated as hedging instruments:

	Gain (Loss) Recognized in Income
	Location	Amount
		7/31/11	8/1/10
Thirteen Weeks Ended	Selling, general and administrative expenses	$202	$—
Twenty-Six Weeks Ended	Selling, general and administrative expenses	258	—

Please refer to Note 10, “Fair Value Measurements,” for disclosures on fair value measurements of the Company’s derivative financial instruments. The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of July 31, 2011.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that were required to be remeasured at fair value on a recurring basis during the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively:

	Fair Value Measurement Using
July 31, 2011	Level 1	Level 2	Level 3	Total Fair Value
Derivative instrument assets
Foreign currency forward exchange contracts	N/A	$215	N/A	$215
Interest rate contracts	N/A	301	N/A	301
Total	N/A	$516	N/A	$516
Derivative instrument liabilities
Foreign currency forward exchange contracts	N/A	$21,396	N/A	$21,396
Interest rate contracts	N/A	7,935	N/A	7,935
Total	N/A	$29,331	N/A	$29,331

August 1, 2010
Derivative instrument assets
Foreign currency forward exchange contracts	N/A	$3,766	N/A	$3,766
Derivative instrument liabilities
Foreign currency forward exchange contracts	N/A	$9,473	N/A	$9,473

The fair value of the foreign currency forward exchange contracts related to inventory purchases is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract.

The fair values of the interest rate swap and cap are based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property and equipment and other long-lived assets) during the twenty-six weeks ended July 31, 2011, and the total impairments recorded as a result of the remeasurement process:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Fair Value As Of Impairment Date	Total Impairments

Twenty-six weeks ended 7/31/11	N/A	N/A	$—	$—	$1,062

Long-lived assets with a carrying amount of $1,062 were written down to a fair value of zero during the twenty-six weeks ended July 31, 2011 in connection with the Company’s negotiated early termination of its license to market sportswear under the Timberland brand. (Please see Note 13, “Activity Exit Costs,” for a further discussion.) Such assets were deemed to have no future use or economic benefit based on the Company’s analysis using market participant assumptions, and therefore no expected future cash flows.

There were no non-financial assets or liabilities that were required to be remeasured at fair value on a non-recurring basis during the twenty-six week period ended August 1, 2010.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt for the periods ended July 31, 2011 and August 1, 2010 were as follows:

	7/31/11		8/1/10
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$287,691	$287,691	$475,340	$475,340
Short-term borrowings	13,006	13,006	4,617	4,617
Long-term debt (including portion classified as current)	2,141,878	2,191,572	2,491,635	2,522,577

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable quarter.

11. STOCK-BASED COMPENSATION

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) was approved at the Company’s Annual Meeting of Stockholders held in June 2006 and its material terms were reapproved in June 2011. The 2006 Plan replaced the Company’s then-existing 1997, 2000 and 2003 Stock Option Plans. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of such approval, other than with respect to outstanding options under those plans, which continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

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

Through July 31, 2011, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net income (loss) for the twenty-six weeks ended July 31, 2011 and August 1, 2010 included $20,650 and $12,224, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively:

	Twenty-Six Weeks Ended
	7/31/11	8/1/10
Weighted average risk‑free interest rate	2.62%	2.99%
Weighted average expected option term (in years)	6.25	6.25
Weighted average expected volatility	44.35%	41.78%
Expected annual dividends per share	$0.15	$0.15
Weighted average estimated fair value per option	$29.81	$26.45

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving option grants and changes in the vesting schedule of certain grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Service-based stock option activity for the twenty-six weeks ended July 31, 2011 was as follows:

	Options	Weighted Average Price Per Option
Outstanding at January 30, 2011	2,853	$33.41
Granted	195	65.16
Exercised	340	34.02
Cancelled	—	—
Outstanding at July 31, 2011	2,708	$35.62
Exercisable at July 31, 2011	1,864	$32.60

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

RSU activity for the twenty-six weeks ended July 31, 2011 was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2011	814	$40.24
Granted	241	68.45
Vested	212	41.01
Cancelled	16	53.13
Non-vested at July 31, 2011	827	$48.03

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

Restricted stock activity for the twenty-six weeks ended July 31, 2011 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2011	350	$60.41
Granted	—	—
Vested	14	60.41
Non-vested at July 31, 2011	336	$60.41

The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during the first quarter of 2011 subject to a performance period of two years. The Company granted contingently issuable performance share awards to all of the Company’s senior executives (other than senior executives of Tommy Hilfiger) during the second quarter of 2010 subject to a performance period of three years. The Company granted contingently issuable performance share awards to all then-executive officers of the Company during the first quarter of 2010 subject to a performance period of two years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity for the awards granted in 2011 and earnings per share growth for the awards granted in 2010 during the applicable performance cycle. Depending on the level of earnings per share achieved, up to a total number of 85 and 603 shares could be issued for all non-vested performance share awards granted in 2011 and 2010, respectively. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the twenty-six weeks ended July 31, 2011 was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2011	611	$52.69
Granted	85	71.26
Vested	—	—
Cancelled	8	50.73
Non-vested at July 31, 2011	688	$55.00

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the twenty-six weeks ended July 31, 2011 and August 1, 2010 were $7,805 and $5,421, respectively. Of those amounts, $4,238 and $3,482, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

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

	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 7/31/11	Incurred During the Twenty-Six Weeks Ended 7/31/11	Cumulative Incurred to Date
Severance, termination benefits and other costs	$33,167	$1,661	$11,374	$31,167
Long-lived asset impairments	11,017	—	—	11,017
Inventory liquidation costs	4,736	2,153	2,153	4,736
Lease/contract termination and related costs	18,179	992	14,014	17,179
Total	$67,099	$4,806	$27,541	$64,099

Liabilities for severance and termination benefits and lease/contract termination costs recorded in connection with the acquisition and integration of Tommy Hilfiger were principally recorded in Accrued Expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/30/11	Costs Incurred During the Twenty-Six Weeks Ended 7/31/11	Costs Paid During the Twenty-Six Weeks Ended 7/31/11	Liability at 7/31/11
Severance, termination benefits and other costs	$16,258	$11,374	$17,163	$10,469
Lease/contract termination and related costs	3,165	14,014	9,440	7,739
Total	$19,423	$25,388	$26,603	$18,208

The charges for severance, termination benefits, lease/contract termination and other costs incurred during the twenty-six weeks ended July 31, 2011 and the remainder of charges expected to be incurred relate principally to selling, general and administrative expenses of the Company’s Tommy Hilfiger North America segment. Inventory liquidation costs incurred during the twenty-six weeks ended July 31, 2011 were included in cost of goods sold of the Company’s Tommy Hilfiger North America segment.

Timberland Exit Costs

The Company negotiated during the second quarter of 2011 an early termination of its license to market sportswear under the Timberland brand. In connection with this termination, which will become effective in 2012, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, contract termination and other costs. Such costs were as follows:

	Total Expected to be Incurred	Incurred During the Thirteen and Twenty-Six Weeks Ended 7/31/11
Severance, termination benefits and other costs	$1,679	$679
Long-lived asset impairments	1,062	1,062
Contract termination and related costs	4,909	4,909
Total	$7,650	$6,650

The charges incurred during the twenty-six weeks ended July 31, 2011 and the remainder of charges expected to be incurred relate principally to selling, general and administrative expenses of the Company’s Heritage Brands Wholesale Sportswear segment.

14. NET INCOME (LOSS) PER COMMON SHARE

The Company utilizes the two-class method of calculating basic net income (loss) per common share, as holders of the Company’s Series A convertible preferred stock participate in dividends with holders of the Company’s common stock. Net losses are not allocated to holders of the Series A convertible preferred stock.

The Company computed its basic and diluted net income (loss) per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/11	8/1/10	7/31/11	8/1/10

Net income (loss)	$66,729	$(70,624)	$124,396	$(98,237)
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	—	(157)	(314)	(157)
Allocation of income to Series A convertible preferred stock	(3,920)	—	(7,008)	—
Net income (loss) available to common stockholders for basic net income (loss) per common share	62,809	(70,781)	117,074	(98,394)
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	—	—	314	—
Allocation of income to Series A convertible preferred stock	3,920	—	7,008	—
Net income (loss) available to common stockholders for diluted net income (loss) per common share	$66,729	$(70,781)	$124,396	$(98,394)

Weighted average common shares outstanding for basic net income (loss) per common share	67,129	65,875	66,964	59,077
Weighted average impact of dilutive securities	1,551	—	1,578	—
Weighted average impact of assumed convertible preferred stock conversion	4,189	—	4,189	—
Total shares for diluted net income (loss) per common share	72,869	65,875	72,731	59,077

Basic net income (loss) per common share	$0.94	$(1.07)	$1.75	$(1.67)

Diluted net income (loss) per common share	$0.92	$(1.07)	$1.71	$(1.67)

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/11	8/1/10	7/31/11	8/1/10

Weighted average antidilutive securities	396	4,565	320	4,588

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income (loss) per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of July 31, 2011 and August 1, 2010 and, therefore, were excluded from the calculation of diluted net income (loss) per common share for the thirteen and twenty-six weeks ended July 31, 2011 and August 1, 2010. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 657 and 700 as of July 31, 2011 and August 1, 2010, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities. Conversion of the Series A convertible preferred stock into 4,051 and 2,026 weighted average common shares outstanding for the thirteen and twenty-six weeks ended August 1, 2010, respectively, was not assumed because the inclusion thereof would have been antidilutive. These amounts were also excluded from the computation of weighted average antidilutive securities.

15. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the twenty-six weeks ended July 31, 2011 and August 1, 2010, the Company recorded increases to goodwill of $22,157 and $18,235, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the twenty-six weeks ended July 31, 2011 and August 1, 2010, the Company paid $25,305 and $21,452, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the first quarter of 2011, the Company recorded a loss of $12,876 to write-off previously capitalized debt issuance costs in connection with the amendment and restatement of its senior secured credit facility.

During the second quarter of 2010, the Company issued 7,873 shares of its common stock valued at $475,607 in connection with the acquisition of Tommy Hilfiger.

During the second quarter of 2010, the Company recorded a loss of $3,005 to write-off previously capitalized debt issuance costs in connection with the extinguishment of its 7 1/4 % senior notes due 2011 and its 8 1/8 % senior notes due 2013.

The Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share in connection with the Company’s acquisition of Calvin Klein in 2003. 160 shares of such warrant were exercised and the underlying shares were issued during the twenty-six weeks ended August 1, 2010. The exercise price for these shares was satisfied through the Company’s withholding of 68 shares, which had a total fair market value that approximated the exercise price, from the shares that would have otherwise been issuable. The balance of 160 shares of such warrant were exercised and the underlying shares were issued during the third quarter of 2010.

16. SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into seven reportable segments:  (i) Heritage Brand Wholesale Dress Furnishings; (ii) Heritage Brand Wholesale Sportswear; (iii) Heritage Brand Retail; (iv) Calvin Klein Licensing; (v) Tommy Hilfiger North America; (vi) Tommy Hilfiger International; and (vii) Other (Calvin Klein Apparel).

Heritage Brand Wholesale Dress Furnishings Segment - This segment consists of the Company’s heritage brand wholesale dress furnishings division. This segment derives revenue primarily from marketing both dress shirts and neckwear under the brand names ARROW, IZOD, Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, DKNY and MICHAEL Michael Kors, as well as dress shirts under the brand names Van Heusen, Geoffrey Beene and CHAPS. The Company markets these dress shirt and neckwear brands, as well as certain other owned and licensed brands and various private label brands, primarily to department, mid-tier department and specialty stores.

Heritage Brand Wholesale Sportswear Segment - The Company aggregates the results of its heritage brand wholesale sportswear divisions into the Heritage Brand Wholesale Sportswear segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW and Timberland, and women’s sportswear under the brand name IZOD to department, mid-tier department and specialty stores. The Company negotiated during the second quarter of 2011 the early termination of its license to use the Timberland trademarks on men’s sportswear and will be ending the business in 2012.

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

Tommy Hilfiger North America Segment - The Company aggregates the results of its Tommy Hilfiger wholesale and retail divisions in North America into the Tommy Hilfiger North America segment. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale in the United States and Canada, primarily to department stores and through licensees; and (ii) operating retail stores in the United States and Canada and an e-commerce website, which sell Tommy Hilfiger branded apparel, accessories and related products.

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

The following tables present summarized information by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/11	8/1/10	7/31/11	8/1/10
Revenue – Heritage Brand Wholesale Dress Furnishings
Net sales	$123,771	$102,928	$258,460	$235,099
Royalty revenue	1,468	1,299	2,953	2,764
Advertising and other revenue	414	637	818	1,016
Total	125,653	104,864	262,231	238,879

Revenue – Heritage Brand Wholesale Sportswear
Net sales	96,107	88,545	231,561	223,875
Royalty revenue	2,707	2,624	5,148	5,101
Advertising and other revenue	475	440	881	898
Total	99,289	91,609	237,590	229,874

Revenue – Heritage Brand Retail
Net sales	175,212	171,432	306,889	306,615
Royalty revenue	1,239	1,185	2,537	2,368
Advertising and other revenue	277	164	518	424
Total	176,728	172,781	309,944	309,407

Revenue – Calvin Klein Licensing
Net sales	7,993	5,701	15,435	14,655
Royalty revenue	58,738	52,293	124,512	112,027
Advertising and other revenue	24,258	20,449	50,257	42,849
Total	90,989	78,443	190,204	169,531

Revenue – Tommy Hilfiger North America
Net sales	293,760	256,144	561,397	256,144
Royalty revenue	4,260	4,051	7,121	4,051
Advertising and other revenue	2,005	833	3,291	833
Total	300,025	261,028	571,809	261,028

Revenue – Tommy Hilfiger International
Net sales	381,976	263,293	815,632	263,293
Royalty revenue	9,790	6,654	18,813	6,654
Advertising and other revenue	1,083	1,200	2,063	1,200
Total	392,849	271,147	836,508	271,147

Revenue – Other (Calvin Klein Apparel)
Net sales	148,911	123,396	295,342	242,446
Total	148,911	123,396	295,342	242,446

Total Revenue
Net sales	1,227,730	1,011,439	2,484,716	1,542,127
Royalty revenue	78,202	68,106	161,084	132,965
Advertising and other revenue	28,512	23,723	57,828	47,220
Total	$1,334,444	$1,103,268	$2,703,628	$1,722,312

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	7/31/11		8/1/10		7/31/11		8/1/10
Income before interest and taxes – Heritage Brand Wholesale Dress Furnishings	$14,086		$7,059		$34,518		$25,519

(Loss) income before interest and taxes – Heritage Brand Wholesale Sportswear	(5,770)	(2)	7,194		7,912	(2)	28,082

Income before interest and taxes – Heritage Brand Retail	15,234		16,794		19,761		25,478

Income before interest and taxes – Calvin Klein Licensing	43,461		39,350		77,603		76,333

Income before interest and taxes – Tommy Hilfiger North America	31,316	(3)	6,424	(6)	18,995	(4)	6,424	(7)

Income (loss) before interest and taxes – Tommy Hilfiger International	37,673		(13,633)	(6)	116,655	(4)	(13,633)	(7)

Income before interest and taxes – Other (Calvin Klein Apparel)	22,124		14,666		43,065		28,371

Loss before interest and taxes – Corporate(1)	(24,645)	(3)	(122,000)	(6)	(64,586)	(4) (5)	(243,277)	(7)

Income (loss) before interest and taxes	$133,479		$(44,146)		$253,923		$(66,703)

(1)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure.

(2)
Loss (income) before interest and taxes for the thirteen and twenty-six weeks ended July 31, 2011 includes costs of $6,650 related to the Company’s negotiated early termination of its license to market sportswear under the Timberland brand, which will become effective in 2012.

(3)
Income (loss) before interest and taxes for the thirteen weeks ended July 31, 2011 includes costs of $11,226 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $6,651 in Tommy Hilfiger North America and $4,575 in corporate expenses not allocated to any reportable segments.

(4)
Income (loss) before interest and taxes for the twenty-six weeks ended July 31, 2011 includes costs of $41,685 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $30,142 in Tommy Hilfiger North America; $448 in Tommy Hilfiger International; and $11,095 in corporate expenses not allocated to any reportable segments.

(5)
Loss before interest and taxes for the twenty-six weeks ended July 31, 2011 includes costs of $16,233 associated with the Company’s modification of its senior secured credit facility. Please refer to Note 8, “Debt,” for a further discussion.

(6)
Income (loss) before interest and taxes for the thirteen weeks ended August 1, 2010 includes costs of $166,082 associated with the Company’s acquisition and integration of Tommy Hilfiger, including restructuring and debt extinguishment costs, short-lived non-cash valuation amortization charges and the effects of foreign currency forward exchange contracts. Such costs were included in the Company’s segments as follows: $24,479 in Tommy Hilfiger North America; $39,376 in Tommy Hilfiger International; and $102,227 in corporate expenses not allocated to any reportable segments.

(7)
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

17. GUARANTEES

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of July 31, 2011 is $500. The guarantee expires on January 31, 2012.

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of July 31, 2011 is approximately $3,900, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,450 as of July 31, 2011, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

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

The FASB issued in June 2011, guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires that net income and other comprehensive income be reported either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Presentation of components of comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity will no longer be allowed. Adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements where the components of net income and other comprehensive income are presented. The Company will apply this guidance retrospectively, as required, in the first quarter of 2012. The adoption will not have an impact on the Company’s consolidated results of operations or financial position.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the brand names Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, Bass, ARROW, Geoffrey Beene, CHAPS, JOE Joseph Abboud, MICHAEL Michael Kors, Kenneth Cole New York, Kenneth Cole Reaction, DKNY and Timberland and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

We are one of the largest apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, principally including Calvin Klein, Van Heusen, IZOD, Bass and ARROW and, as of the beginning of the second quarter of 2010, Tommy Hilfiger (previously a licensed brand), which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, MICHAEL Michael Kors, CHAPS, DKNY and Timberland, which are licensed. The Timberland license is ending in 2012.

We completed our acquisition of Tommy Hilfiger during the second quarter of 2010. Tommy Hilfiger designs, sources and markets men’s, women’s and children’s sportswear and activewear, jeanswear and other products worldwide and licenses its brands worldwide over a broad range of products. Our business strategy has been to manage and market a portfolio of nationally and internationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference, distribution channel or region. We have enhanced this strategy by expanding our portfolio of brands through acquisitions of well-known brands, such as Calvin Klein and Tommy Hilfiger, that offer additional geographic distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear. A significant portion of our total income before interest and taxes is derived from international sources. The Calvin Klein acquisition enhanced our business strategy by providing us with an established international licensing business, which does not require working capital investments. We have successfully pursued growth opportunities in extending the Calvin Klein brands through licensing into additional product categories and geographic areas. We believe that the acquisition of Tommy Hilfiger has advanced our business strategy by adding a global brand with growth opportunities and by establishing an international platform in Europe that is a strategic complement to our strong North American presence and provides us with the resources and expertise needed to grow our heritage brands and businesses internationally. During the third quarter of 2010 we announced the formation of PVH Europe, a division managed by a team of Tommy Hilfiger executives and dedicated staff based in Amsterdam. The division has been formed to pursue international opportunities for our heritage brands. Its first endeavor is operating the ARROW business in parts of Europe, which commenced with the Fall 2011 collection.

We plan to continue to strengthen our balance sheet through deleveraging and effective working capital management. We made approximately $250 million in debt payments in the first half of 2011, for a total of approximately $500 million in payments since the closing of the Tommy Hilfiger acquisition. The majority of these payments were ahead of schedule. We believe that our persistent focus on and enhancement of our business strategies and our balance sheet strength will allow us to continue to invest in our businesses and capitalize on opportunities for future growth.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to wholesale customers and franchise, licensee and distributor operated stores of men’s dress shirts and neckwear, men’s and women’s sportswear, footwear, accessories and related products; and (ii) the sale through over 1,000 company-operated retail locations worldwide of apparel, footwear, accessories and other products under the brand names Van Heusen, IZOD, Bass, Calvin Klein and Tommy Hilfiger.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 80% of total royalty, advertising and other revenue in the first half of 2011, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings.

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

We completed the acquisition of Tommy Hilfiger in the second quarter of 2010. We recorded pre-tax charges in the first half of 2010 of $270.1 million, which includes (i) a loss of $140.5 million associated with hedges against Euro to U.S. dollar exchange rates relating to the purchase price; (ii) short-lived non-cash valuation amortization charges of $53.3 million; and (iii) transaction, restructuring and debt extinguishment costs of $76.3 million. We incurred pre-tax charges of $41.7 million in the first half of 2011 and expect to incur additional pre-tax costs of approximately $20 million during the remainder of 2011 in connection with the integration and the related restructuring.

We negotiated during the second quarter of 2011 the early termination of our license to market sportswear under the Timberland brand, which will become effective in 2012. We incurred pre-tax charges of $6.7 million in the second quarter of 2011 in connection with this negotiated early termination.

We amended and restated our senior secured credit facility in the first quarter of 2011. We recorded debt modification costs of $16.2 million in connection with this transaction. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 31, 2011 Compared With Thirteen Weeks Ended August 1, 2010

Total Revenue

Net sales in the second quarter of 2011 were $1,227.7 million as compared to $1,011.4 million in the second quarter of the prior year. The increase of $216.3 million was due principally to the effect of the following items:

•
The addition of $118.7 million and $37.6 million of net sales attributable to growth in our Tommy Hilfiger International and Tommy Hilfiger North America segments, respectively. The revenue increase in the Tommy Hilfiger International segment was principally due to significant growth in our European wholesale business and also included a benefit of approximately $35 million from a weaker U.S. dollar in the quarter versus the prior year’s second quarter. Also contributing to the combined revenue increase for the Tommy Hilfiger International and Tommy Hilfiger North America segments was retail comparable store sales growth of 12% for our Tommy Hilfiger International retail business and 13% for our Tommy Hilfiger North America retail business.

•
The addition of $25.5 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, as the Calvin Klein outlet retail business posted a 21% increase in comparable store sales and the wholesale business experienced strong growth.

•	The addition of $20.8 million of sales attributable to growth in our Heritage Brand Wholesale Dress Furnishings segment.

•	The addition of $7.6 million of sales attributable to growth in our Heritage Brand Wholesale Sportswear segment.

•
The addition of $3.8 million of net sales attributable to growth in our Heritage Brand Retail segment. The Heritage Brand Retail segment experienced comparable store sales growth of 2% during the quarter.

Royalty, advertising and other revenue in the second quarter of 2011 increased by $14.9 million to $106.7 million as compared to $91.8 million in the prior year’s second quarter. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased by $6.4 million, or 12%, compared to the prior year’s second quarter, driven by strong performance across virtually all product categories and regions. Calvin Klein Licensing royalty revenue included a benefit of approximately $3 million from a weaker U.S. dollar in the quarter versus the prior year’s second quarter. Tommy Hilfiger royalty revenue increased by $3.3 million, or 31%, compared to the prior year’s second quarter, due principally to new license agreements and growth in sportswear in Central and South America. Total advertising and other revenue increased by $4.8 million to $28.5 million in the second quarter of 2011 as compared to $23.7 million in the prior year’s second quarter. Such advertising and other revenue is generally collected and spent and, therefore, is presented as both a revenue and an expense within our income statement, with minimal net impact on earnings.

Gross Profit on Total Revenue

Gross profit on total revenue in the second quarter of 2011 was $724.1 million, or 54.3% of total revenue, compared with $575.2 million, or 52.1% of total revenue in the second quarter of the prior year. The second quarter’s 220 basis point increase was primarily due to the absence in 2011 of $37.7 million of short-lived non-cash valuation amortization charges that were recorded during 2010 as a result of the Tommy Hilfiger acquisition. Partially offsetting this increase was a decrease due to (i) higher overall product costs; and (ii) increased promotional selling in our Izod wholesale sportswear division.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the second quarter of 2011 were $590.7 million, or 44.3% of total revenue, as compared to $524.6 million, or 47.6% of total revenue, in the second quarter of the prior year. The 330 basis point decrease in SG&A expenses as a percentage of total revenue as compared to the prior year was due, in part, to the effect of leveraging expenses against sales due to the revenue increases discussed above. Also contributing to the decrease was a net decrease of $24.6 million in second quarter costs related to the Tommy Hilfiger acquisition and integration, including related restructuring costs, as the majority of the costs related to these activities were incurred in 2010. Partially offsetting these decreases were costs of $6.7 million recorded in the second quarter of 2011 associated with our negotiated early termination of our license to market sportswear under the Timberland brand. Such license will end in 2012.

Debt Extinguishment

We incurred a loss of $6.7 million during the second quarter of 2010 on the purchase and redemption of our 7 1/4% senior notes due 2011 and our 8 1/8% senior notes due 2013.

Other Loss

We entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010 and entered into an additional foreign currency forward exchange contract to purchase €250.0 million during the second quarter of 2010. These contracts were entered into in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We settled the foreign currency exchange contracts on May 6, 2010 in connection with the completion of the acquisition. We recorded a pre-tax loss of $88.1 million during the second quarter of 2010 related to these contracts.

Interest Expense and Interest Income

Interest expense decreased to $31.8 million in the second quarter of 2011 from $39.7 million in the second quarter of the prior year principally as a result of approximately $500 million of payments we made on our term loans since the date of the Tommy Hilfiger acquisition, combined with the impact of the amendment and restatement of our credit facility in the first quarter of 2011, as such facility provides reduced borrowing spreads. Interest income of $0.4 million in the second quarter of 2011 was relatively flat to the prior year’s second quarter amount of $0.5 million.

Income Taxes

The income tax rate for the second quarter of 2011 was 34.6% compared with last year’s second quarter rate of 15.3%. The prior year’s second quarter effective tax rate was adversely affected by certain non-deductible transaction costs associated with the Tommy Hilfiger acquisition.  We incurred a pre-tax loss in the prior year’s second quarter but were not able to realize a tax benefit on the full amount of the loss due to the non-deductibility of certain of such transaction costs.

Twenty-Six Weeks Ended July 31, 2011 Compared With Twenty-Six Weeks Ended August 1, 2010

Total Revenue

Net sales in the twenty-six weeks ended July 31, 2011 increased to $2,484.7 million as compared to $1,542.1 million in the twenty-six week period of the prior year. The increase of $942.6 million was due principally to the effect of the following items:

•
The addition of $433.7 million and $267.6 million of net sales attributable to the addition of first quarter sales in our Tommy Hilfiger International and Tommy Hilfiger North America segments, respectively. The Tommy Hilfiger International and Tommy Hilfiger North America segments also contributed revenue increases of $118.7 million and $37.6 million, respectively, due to second quarter growth, inclusive of a benefit in the Tommy Hilfiger International segment of approximately $35 million from a weaker U.S. dollar in the second quarter versus the prior year’s second quarter.

•
The addition of $52.9 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, as the Calvin Klein outlet retail business posted an 18% increase in comparable store sales and the wholesale business experienced strong growth.

•	The addition of $23.4 million of sales attributable to growth in our Heritage Brand Wholesale Dress Furnishings segment.

•	The addition of $7.7 million of sales attributable to growth in our Heritage Brand Wholesale Sportswear segment.

Royalty, advertising and other revenue in the twenty-six weeks ended July 31, 2011 was $218.9 million as compared to $180.2 million in the prior year’s twenty-six week period. Of the $38.7 million increase, $18.6 million was attributable to Tommy Hilfiger, due principally to the addition of first quarter royalty, advertising and other revenue. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased by $12.5 million, or 11%, compared to the prior year’s twenty-six week period, driven by strong performance across virtually all product categories and regions. Calvin Klein Licensing royalty revenue included a benefit of approximately $5 million from a weaker U.S. dollar in the first half versus the prior year’s first half. Calvin Klein advertising and other revenue increased by $7.4 million to $50.3 million in the first half of 2011 as compared to $42.8 million in the prior year’s first half. Such advertising and other revenue is generally collected and spent and, therefore, is presented as both a revenue and an expense within our income statement, with minimal net impact on earnings.

Our revenue for the full year 2011 is expected to increase to $5.78 billion to $5.82 billion from $4.64 billion in the prior year, due primarily to the effect of owning Tommy Hilfiger for a full year. Total revenue for our combined Tommy Hilfiger North America and Tommy Hilfiger International segments is expected to be $2.94 billion to $2.97 billion for the full year 2011. Total revenue for our combined Calvin Klein Licensing and Other (Calvin Klein Apparel) segments is projected to increase 12% to 13%. Total revenue for our combined Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear and Heritage Brand Retail segments is projected to grow approximately 2%.

Gross Profit on Total Revenue

Gross profit on total revenue in the twenty-six weeks ended July 31, 2011 was $1,452.7 million, or 53.7% of total revenue, compared with $892.3 million, or 51.8% of total revenue in the twenty-six week period of the prior year. The 190 basis point increase was primarily due to the net impact of (i) the absence in 2011 of $37.7 million of short-lived non-cash valuation amortization charges which were recorded during 2010 as a result of the Tommy Hilfiger acquisition; (ii) an increase due to the addition of first quarter results in the Tommy Hilfiger International segment, as international apparel businesses typically have higher gross margin percentages than domestic apparel businesses; (iii) an increase due to the addition of first quarter results in the Tommy Hilfiger North America segment, the majority of which consists of its retail business, and retail businesses typically have higher gross margin percentages than wholesale businesses; (iv) a decrease due to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, decreased as a percentage of total revenue; (v) a decrease due to higher overall product costs; and (vi) a decrease due to increased promotional selling during the first half of 2011 in our Izod wholesale sportswear business.

We currently expect that the gross profit on total revenue percentage for the full year 2011 will decrease as compared with the full year 2010 percentage of 52.2%. This decrease is due to the net impact of (i) a decrease due to product cost increases, which we began to experience late in 2010 and we expect to continue, and which are expected to have a significant effect on our cost of goods sold in the remainder of 2011; (ii) a decrease due to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, is expected to decrease as a percentage of total revenue; (iii) an increase due to the favorable impacts from the addition of first quarter revenue attributable to the addition of Tommy Hilfiger, which has higher gross margin percentages; and (iv) an increase due to the absence in 2011 of $44.5 million of short-lived non-cash valuation amortization charges recorded during 2010 as a result of the Tommy Hilfiger acquisition, as discussed above.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the twenty-six weeks ended July 31, 2011 were $1,182.6 million, or 43.7% of total revenue, as compared to $811.8 million, or 47.1% of total revenue, in the second quarter of the prior year. The 340 basis point decrease in SG&A expenses as a percentage of total revenue as compared to the prior year was due, in part, to the effect of leveraging expenses against sales due to the revenue increases discussed above. Also contributing to the decrease was a net decrease of $45.8 million in first half costs related to the Tommy Hilfiger acquisition and integration, including related restructuring costs, as the majority of the costs related to these activities were incurred in 2010. Partially offsetting these decreases were costs of $6.7 million recorded in the second quarter of 2011 associated with our negotiated early termination of our license to market sportswear under the Timberland brand. Such license will end in 2012.

We currently expect that our SG&A expenses as a percentage of total revenue in 2011 will decrease significantly as compared to 2010 due principally to a decrease in acquisition, integration and restructuring costs associated with Tommy Hilfiger.

Debt Modification Costs

We incurred costs totaling $16.2 million during the twenty-six weeks ended July 31, 2011 in connection with the modification of our senior secured credit facility. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of this transaction.

Debt Extinguishment

We incurred a loss of $6.7 million during the second quarter of 2010 on the purchase and redemption of our 7 1/4% senior notes due 2011 and our 8 1/8% senior notes due 2013.

Other Loss

We entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010 and entered into an additional foreign currency forward exchange contract to purchase €250.0 million during the second quarter of 2010. These contracts were entered into in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We settled the foreign currency exchange contracts on May 6, 2010 in connection with the completion of the acquisition. We recorded a pre-tax loss of $140.5 million during the first half of 2010 related to these contracts.

Interest Expense and Interest Income

Interest expense increased to $65.2 million in the twenty-six weeks ended July 31, 2011 from $48.1 million in the twenty-six week period of the prior year principally as a result of the issuance during the second quarter of 2010 of $600.0 million of 7 3/8% senior notes due 2020 and term loans of $1.9 billion borrowed under new credit facilities, the net proceeds of which were used in connection with the purchase of Tommy Hilfiger. We have made approximately $500 million of payments on the term loans since the date of the Tommy Hilfiger acquisition. We amended and restated the credit facility in the first quarter of 2011. The amended and restated facility provides reduced borrowing spreads, as well as additional flexibility with respect to the application of voluntary prepayments. During the second quarter of 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion. Interest income of $0.7 million in the first half of 2011 was relatively flat to the prior year’s first half amount of $0.6 million.

Net interest expense for the full year 2011 is currently expected to increase to a range of $131.0 million to $132.0 million from $126.8 million in the prior year principally as a result of the full year impact of our increased debt from the Tommy Hilfiger acquisition, partially offset by the impact of the payments on our debt balances and the amendment and restatement of our credit facility in the first quarter of 2011, as such facility provides reduced borrowing spreads. We currently plan on making approximately $200.0 million of additional debt payments on our term loans during the remainder of 2011.

Income Taxes

The income tax rate for the twenty-six weeks ended July 31, 2011 was 34.3% compared with last year’s twenty-six week period rate of 14.0%. The prior year’s first half effective tax rate was adversely affected by certain non-deductible transaction costs associated with the Tommy Hilfiger acquisition.  We incurred a pre-tax loss in the prior year’s first half but were not able to realize a tax benefit on the full amount of the loss due to the non-deductibility of certain of such transaction costs.

We currently anticipate that our 2011 tax rate will be between 30.0% and 31.0%, which compares with the 2010 full year rate of 29.7%. As compared to 2010, the 2011 tax rate is expected to be favorably impacted by additional earnings from our international Tommy Hilfiger business, a significant portion of which is taxed at lower rates, and the absence of certain non-deductible costs incurred in 2010, principally those associated with the Tommy Hilfiger acquisition. Offsetting these favorable variances is the negative impact of additional 2011 international earnings expected to be taxed in the United States. Some of the factors that could cause our actual full year rate to vary from this estimated range include a change from the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions and audits by tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our net cash outflow in the twenty-six weeks ended July 31, 2011 was $211.0 million. Cash flow for the full year 2011 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt payments we make in 2011.

Operations

Cash provided by operating activities was $135.7 million in the twenty-six weeks ended July 31, 2011, as compared with $96.9 million in the twenty-six week period of the prior year.

Investment in Joint Venture

Pursuant to the terms of the agreement underlying our acquisition of Tommy Hilfiger from funds controlled by Apax Partners L.P. (“Apax”), we formed a joint venture in China with Apax, whereby we and Apax will each have a 45% share in the joint venture, with the remaining 10% owned by another party. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution in China from the existing licensee, Dickson Concepts (International) Limited, on August 1, 2011. We made payments totaling $14.9 million to the joint venture in the first half of 2011 to contribute our 45% share of funding.

Capital Expenditures

Our capital expenditures in the twenty-six weeks ended July 31, 2011 were $73.9 million compared to $29.0 million expended in the twenty-six week period of the prior year. This increase was due principally to investments in the Tommy Hilfiger business and our corporate infrastructure to support our expanded operations. We currently expect capital expenditures for the full year 2011 to be approximately $200.0 million.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $25.3 million in the first half of 2011. We currently expect that such payments will be between $50 million and $52 million for the full year 2011.

Tommy Hilfiger Acquisition

We completed the acquisition of Tommy Hilfiger on May 6, 2010. We paid $2,483.3 million in cash during the second quarter of 2010 and issued 7.9 million shares of our common stock, valued at $475.6 million, as consideration for the acquisition, for total consideration of approximately $3.0 billion. In addition, we entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010 and €250.0 million during the second quarter of 2010 in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We settled the foreign currency forward exchange contracts at a loss of $140.5 million on May 6, 2010 in connection with the completion of the acquisition.

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

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Our Series A convertible preferred stock participates in common stock dividends on an as-converted basis. Dividends on common and preferred stock totaled $5.4 million in the first half of 2011.

We currently project that cash dividends on our common stock for the full year 2011 will be $10.5 million to $11.0 million based on our current dividend rate, the number of shares of our common stock outstanding at July 31, 2011 and our estimates of stock to be issued during the remainder of 2011 under our stock incentive plans.

Financing Arrangements

Our capital structure as of July 31, 2011 was as follows:

(in millions)
Short-term borrowings	$13.0
Current portion of long-term debt	51.8
Long-term debt	2,090.1
Stockholders’ equity	2,711.2

In addition, we had $287.7 million of cash and cash equivalents as of July 31, 2011.

Short-Term Borrowings

One of our subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000.0 million ($13.0 million based on the Yen to United States dollar exchange rate on July 31, 2011) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless we give notice of termination. The full amount of this facility was borrowed as of July 31, 2011. The weighted average interest rate on the funds borrowed at July 31, 2011 was 0.33%. The maximum amount of borrowings outstanding under this facility during the quarter ended July 31, 2011 was approximately $13.0 million.

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

Senior Secured Credit Facility

On May 6, 2010, we entered into and, on March 2, 2011, amended and restated our senior secured credit facility (“the amended facility”). The amended facility consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The amended facility provides reduced borrowing spreads, as well as additional flexibility with respect to the application of voluntary prepayments. The full benefit of the reduction in borrowing spreads is not expected to be realized, as during the second quarter of 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. Please refer to the discussion below for further detail on those agreements. The amended facility extends the maturity of the term loan A facilities and the revolving loan facilities from May 2015 to January 2016. The maturity of the term loan B facilities remains in May 2016.

In connection with the closing of the amended facility, we voluntarily prepaid approximately $150 million of borrowings with cash on hand, which we had previously announced we intended to use for such purpose. We paid $10.6 million of fees in cash in connection with the modification of our senior secured credit facility in the first quarter of 2011. We made additional payments of approximately $100 million during the second quarter of 2011 for a total reduction of approximately $500 million of the amount initially borrowed at the time of the Tommy Hilfiger acquisition closing. The revolving credit facilities remained undrawn upon the closing of the amended facility (with only letters of credit outstanding).

As of July 31, 2011, we had an aggregate of $1.4 billion of term loan borrowings under the amended facility outstanding (based on the applicable exchange rates on July 31, 2011). As of July 31, 2011 the amended facility provided for approximately $465 million of revolving credit (based on the applicable exchange rates on July 31, 2011), under which we had no revolving credit borrowings and $147.2 million of letters of credit outstanding as of July 31, 2011. This facility remained undrawn during the quarter ended July 31, 2011.

The terms of each of the term loan A and B facilities contain a mandatory repayment schedule on a quarterly basis. The outstanding borrowings under the amended facility are prepayable without penalty (other than customary breakage costs). The terms of the amended facility require us to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested in the business in accordance with customary reinvestment provisions and (c) a percentage of excess cash flow, which percentage is based upon our leverage ratio during the relevant fiscal period.

The United States dollar-denominated borrowings under the amended facility bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate determined as the highest of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1% and (iii) a one-month adjusted Eurocurrency rate plus 1% (provided that, in the case of the term loan B facility, in no event will the base rate be less than 1.75%) or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the amended facility (provided that, in the case of the term loan B facility, in no event will the adjusted Eurocurrency rate be less than 0.75%).

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

The borrowings under the amended facility in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the amended facility (provided that, in the case of the term loan B facility, in no event will the adjusted Eurocurrency rate be less than 0.75%).

The current applicable margins are (a) in the case of the United States dollar-denominated term loan A facility, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.75%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.75%. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending July 31, 2011 and each subsequent quarter, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted based on the Company’s leverage ratio.

On May 4, 2011, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632.0 million of our variable rate debt obligation under our United States dollar-denominated senior secured term loan A facility to fixed rate debt. The initial notional amount of $632.0 million will be reduced according to a pre-set schedule during the term of the swap agreement such that, based on our projections for future debt repayments, our outstanding debt under the facility is expected to always exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and we will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, on May 4, 2011, we entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement has been designed with the intended effect of capping the interest rate on an initial notional amount of €165.9 million of our variable rate debt obligation under our Euro-denominated senior secured term loan A and B facilities. The initial notional amount of €165.9 million will be reduced according to a pre-set schedule during the term of the agreement such that our outstanding debt under the facilities is expected to always exceed the notional amount of the cap agreement. Under the terms of this agreement, the three-month Euro inter-bank borrowing rate (“EURIBOR”) that we will pay is capped at a rate of 2%. Therefore, the maximum amount of interest that we will pay on the notional amount will be at the 2% capped rate, plus the current applicable margin.

The amended facility contains covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our obligations under our other outstanding debt. These covenants restrict our ability to, among other things:

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
The amended facility requires us to comply with certain financial covenants, including maximum leverage, minimum interest coverage and maximum capital expenditures. A breach of any of these operating or financial covenants would result in a default under the amended facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable which would result in acceleration of our other debt. If we were unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of our other indebtedness.

We are also subject to similar covenants and restrictions in connection with our other long-term debt agreements.

Please refer to Note 8, “Debt,” for a schedule of mandatory long-term debt repayments over the next five years.

As of July 31, 2011, we were in compliance with all financial and non-financial covenants.

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

Due to the above factors, our operating results for the twenty-six week period ended July 31, 2011 are not necessarily indicative of those for a full fiscal year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of July 31, 2011, include cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap and cap agreements. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of July 31, 2011. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Due to the currently low rates of return we are receiving on our cash equivalents, the impact of a further decrease in short-term interest rates would not have a material impact on our interest income, while an increase in short-term interest rates could have a more material impact. Given our balance of cash and cash equivalents at July 31, 2011, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.3 million annually. Due to the fact that certain of our debt is denominated in foreign currency, our interest expense is, and in the future will continue to be, impacted by fluctuations in exchange rates. Borrowings under the amended facility bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. As such, our amended facility also exposes us to market risk for changes in interest rates.

During the second quarter of 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion. Given our debt position and the Euro to United States dollar exchange rate at July 31, 2011, and the effect of the swap and cap agreements we entered into during the second quarter of 2011, the effect of a 10 basis point increase in interest rates on our interest expense would be approximately $0.4 million annually and the effect of a 5% increase in the exchange rate on our interest expense would be approximately $0.9 million annually.

Our Tommy Hilfiger business has a substantial international component, which exposes us to significant foreign exchange risk. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Japanese Yen and the Canadian dollar, will have a negative impact on our results of operations. Our Tommy Hilfiger business purchases the majority of the products that it sells in United States dollars, which exposes the international Tommy Hilfiger business to foreign exchange risk as the United States dollar fluctuates. As such, we currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with United States dollar denominated purchases by the Tommy Hilfiger business.

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

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 2, 2011 -
May 29, 2011	16,223	$68.88	—	—

May 30, 2011 -
July 3, 2011	27,034	64.36	—	—

July 4, 2011 -
July 31, 2011	3,937	67.62	—	—

Total	47,194	$66.18	—	—

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the second quarter of 2011 in connection with the settlement of vested restricted stock units and restricted stock to satisfy tax withholding requirements.

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

3.13	Certificate of Amendment of Certificate of Incorporation, filed June 30, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2011).

3.14	By-Laws of Phillips-Van Heusen Corporation, as amended through April 30, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2009).

+4.1	Specimen of Common Stock certificate.

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

10.1	PVH Corp. 2006 Stock Incentive Plan, as amended and restated effective June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2011).

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+Filed or furnished herewith.
* Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PVH CORP.
Registrant

Dated:	September 8, 2011	/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit    Description

4.1	Specimen of Common Stock certificate.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.