Form 10-Q/A
period 2011-07-31
PVH CORP. /DE/
filed 2011-09-30
CIK 78239

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to PVH Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 8, 2011 (the “Form 10-Q”), is to furnish the interactive data files set forth in Exhibit 101 as required by Rule 405 of Regulation S-T.

Except as described above, no other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of September 8, 2011 and has not been updated to reflect events occurring subsequent to the original filing date. As provided in Rule 406T of Regulation S-T, the interactive data files set forth in Exhibit 101 are deemed furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

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

3.13	Certificate of Amendment of Certificate of Incorporation, filed June 30, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2011).

3.14	By-Laws of Phillips-Van Heusen Corporation, as amended through April 30, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2009).

*4.1	Specimen of Common Stock certificate.

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

10.1	PVH Corp. 2006 Stock Incentive Plan, as amended and restated effective June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2011).

*31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

**,+101.INS	XBRL Instance Document

**,+101.SCH	XBRL Taxonomy Extension Schema Document

**,+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**,+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**,+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**,+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Filed or furnished herewith.

*Filed as Exhibit to the Company's Form 10-Q filed with the Securities Exchange Commission on September 8, 2011

**As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PVH CORP.
Registrant

Dated:	September 30, 2011	/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document