Form 10-Q
period 2011-10-30
PVH CORP. /DE/
filed 2011-12-08
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	October 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of November 30, 2011 was 67,608,379.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	October 30,	January 30,	October 31,
	2011	2011	2010
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$159,981	$498,718	$491,437
Trade receivables, net of allowances for doubtful accounts of $15,815, $11,105 and $12,206	609,552	433,900	541,554
Other receivables	12,041	13,261	16,891
Inventories, net	830,142	692,306	688,556
Prepaid expenses	65,268	80,974	93,873
Other, including deferred taxes of $62,097, $61,793 and $28,865	97,056	91,054	64,110
Total Current Assets	1,774,040	1,810,213	1,896,421
Property, Plant and Equipment, net	436,286	404,577	399,461
Goodwill	1,884,699	1,820,487	1,832,444
Tradenames	2,370,974	2,342,467	2,360,307
Perpetual License Rights	86,000	86,000	86,000
Other Intangibles, net	178,216	172,562	177,526
Other Assets	166,150	115,766	120,594
Total Assets	$6,896,365	$6,752,072	$6,872,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$298,431	$316,920	$307,543
Accrued expenses	583,840	539,670	518,030
Deferred revenue	27,474	51,235	41,286
Short-term borrowings	12,820	4,868	—
Current portion of long-term debt	61,111	—	—
Total Current Liabilities	983,676	912,693	866,859
Long-Term Debt	2,030,445	2,364,002	2,523,916
Other Liabilities, including deferred taxes of $528,826, $511,878 and $526,134	1,107,351	1,032,833	1,067,214
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Series A convertible preferred stock, par value $100 per share; 8,000 total shares authorized, issued and outstanding (with total liquidation preference of $200,000)	188,595	188,595	188,595
Common stock, par value $1 per share; 240,000,000 shares authorized; 67,824,963; 67,234,567 and 67,108,812 shares issued	67,825	67,235	67,109
Additional paid in capital - common stock	1,348,875	1,301,647	1,286,480
Retained earnings	1,068,554	840,072	790,550
Accumulated other comprehensive income	117,050	55,744	92,777
Less: 249,331; 168,893 and 168,856 shares of common stock held in treasury, at cost	(16,006)	(10,749)	(10,747)
Total Stockholders’ Equity	2,774,893	2,442,544	2,414,764
Total Liabilities and Stockholders’ Equity	$6,896,365	$6,752,072	$6,872,753

See accompanying notes.

PVH Corp.
Consolidated Income Statements
Unaudited
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
Net sales	$1,517,494	$1,388,674	$4,002,210	$2,930,801
Royalty revenue	103,094	94,133	264,178	227,098
Advertising and other revenue	33,572	33,612	91,400	80,832
Total revenue	1,654,160	1,516,419	4,357,788	3,238,731
Cost of goods sold	825,192	722,952	2,076,109	1,552,990
Gross profit	828,968	793,467	2,281,679	1,685,741
Selling, general and administrative expenses	632,982	615,176	1,815,537	1,427,013
Debt modification and extinguishment costs	—	—	16,233	6,650
Other loss	—	—	—	140,490
Equity in income of equity-method investees	856	—	856	—
Income before interest and taxes	196,842	178,291	450,765	111,588
Interest expense	31,680	41,734	96,923	89,822
Interest income	138	509	865	1,097
Income before taxes	165,300	137,066	354,707	22,863
Income tax expense	53,061	37,218	118,072	21,252
Net income	$112,239	$99,848	$236,635	$1,611
Basic net income per common share	$1.57	$1.42	$3.32	$0.02
Diluted net income per common share	$1.54	$1.39	$3.25	$0.02
Dividends declared per common share	$0.0375	$0.0375	$0.1125	$0.1125

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010
OPERATING ACTIVITIES
Net income	$236,635	$1,611
Adjustments to reconcile to net cash provided by operating activities:
Losses on settlement of derivative instruments related to the acquisition of Tommy Hilfiger	—	140,490
Depreciation and amortization	98,768	113,610
Deferred taxes	16,657	(1,434)
Impairment of long-lived assets	2,213	2,558
Stock-based compensation expense	31,118	23,050
Debt modification and extinguishment costs	16,233	6,650
Expense recorded for settlement of unfavorable contract	20,709	—
Changes in operating assets and liabilities:
Trade receivables, net	(172,182)	(206,464)
Inventories, net	(133,358)	(137,116)
Accounts payable, accrued expenses and deferred revenue	(4,456)	173,185
Prepaid expenses	10,606	(30,915)
Other, net	50,397	55,615
Net cash provided by operating activities	173,340	140,840
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(25,000)	(2,492,816)
Investments in equity-method investees	(48,700)	—
Purchase of property, plant and equipment	(117,892)	(55,399)
Calvin Klein contingent purchase price payments	(35,196)	(29,829)
Losses on settlement of derivative instruments related to the acquisition of Tommy Hilfiger	—	(140,490)
Net cash used by investing activities	(226,788)	(2,718,534)
FINANCING ACTIVITIES(1)
Proceeds from revolving credit facilities	60,000	—
Payments on revolving credit facilities	(60,000)	—
Net proceeds from short-term borrowings	7,952	—
Repayment of credit facilities	(286,243)	(100,000)
Payment of debt modification costs	(10,634)	—
Net proceeds from settlement of awards under stock plans	12,264	20,330
Excess tax benefits from awards under stock plans	4,560	7,759
Cash dividends	(8,153)	(7,343)
Acquisition of treasury shares	(5,257)	(2,478)
Payments of capital lease obligations	(7,660)	(4,496)
Net proceeds from common stock offering	—	364,860
Net proceeds from preferred stock issuance	—	188,595
Net proceeds from issuance of long-term debt	—	584,534
Net proceeds from credit facilities	—	1,824,475
Extinguishment of debt	—	(303,645)
Net cash (used) provided by financing activities	(293,171)	2,572,591
Effect of exchange rate changes on cash and cash equivalents	7,882	15,658
(Decrease) increase in cash and cash equivalents	(338,737)	10,555
Cash and cash equivalents at beginning of period	498,718	480,882
Cash and cash equivalents at end of period	$159,981	$491,437
(1) See Note 16 for information on noncash investing and financing transactions.
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

The results of operations for the thirteen and thirty-nine weeks ended October 30, 2011 and October 31, 2010 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

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

2. INVENTORIES

Inventories related to the Company’s wholesale operations and international retail operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to the Company’s North American retail operations, comprised entirely of finished goods, are stated at the lower of cost or market.

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

The Company believes the change is preferable because (i) the FIFO and weighted average cost methods will provide more consistency across the Company and its segments, as only two inventory valuation methods will be applied as compared to three; (ii) the Company had experienced decreasing costs over the past several years, eliminating the reporting impact of LIFO; and (iii) the change will result in a more meaningful presentation of financial position, as the FIFO and weighted average cost methods reflect more recent costs in the consolidated balance sheet and will improve comparability with the Company’s peers.

The voluntary accounting change had no impact on the Company’s consolidated financial statements because the inventory valued under LIFO was at current cost for the past several years. As a result, retrospective application of the accounting change resulted in no adjustments to amounts previously reported in the Company’s consolidated financial statements.

3. ACQUISITIONS

Acquisition of Tommy Hilfiger

The Company acquired on May 6, 2010 all of the outstanding equity interests in Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”). The results of Tommy Hilfiger’s operations have been included in the Company’s consolidated financial statements since that date. Tommy Hilfiger designs, sources and markets men’s, women’s and children’s sportswear and activewear, jeanswear and other products worldwide and licenses its brands worldwide over a broad range of products.

Fair Value of the Acquisition Consideration

The acquisition date fair value of the acquisition consideration paid, based on applicable exchange rates in effect on the closing date, consisted of the following:

Cash	$2,485,776
Common stock (7,873 shares, par value $1.00 per share)	475,607
Total fair value of the acquisition consideration	$2,961,383

Of the total $2,485,776 cash consideration paid, $2,485,467 was paid in the thirty-nine weeks ended October 31, 2010.

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

The Company incurred certain pre-tax costs directly associated with the acquisition during the thirty-nine weeks ended October 31, 2010, totaling approximately $61,000, which are included within selling, general and administrative expenses in its financial statements. The Company also recorded a loss of $140,490 during the thirty-nine weeks ended October 31, 2010 associated with hedges against Euro to United States dollar exchange rates relating to the purchase price. During the thirty-nine weeks ended October 31, 2010, the Company incurred costs totaling $28,920 associated with the issuance of the common and preferred shares related to the acquisition, which were deducted from the recognized proceeds of issuance within stockholders’ equity. During the same period the Company incurred costs totaling $70,871 associated with the issuance of debt related to the acquisition, a portion of which was written off in connection with the amendment and restatement of the Company’s senior secured credit facility during the first quarter of 2011. Please see Note 16, “Noncash Investing and Financing Transactions,” for a further discussion. The remaining costs are being amortized over the term of the related debt agreements.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the thirteen and thirty-nine weeks ended October 31, 2010 as if the acquisition and the related financing transactions had occurred on February 1, 2010 (the first day of its fiscal year ended January 30, 2011) instead of on May 6, 2010. The pro forma results were calculated applying the Company’s accounting policies and reflect: (i) the impact on depreciation and amortization based on what would have been charged related to the fair value adjustments to Tommy Hilfiger’s property, plant and equipment and the intangible assets recorded in connection with the acquisition; (ii) the impact on interest expense and interest income resulting from changes to the Company’s capital structure in connection with the acquisition; (iii) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; and (iv) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Tommy Hilfiger. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on February 1, 2010, nor are they indicative of the future operating results of the combined company.

	Pro Forma Thirteen Weeks Ended 10/31/10	Pro Forma Thirty-Nine Weeks Ended 10/31/10
Total revenue	$1,516,419	$3,884,615
Net income	132,383	231,140

Allocation of the Acquisition Consideration

The Company recorded in the first quarter of 2011 measurement period adjustments to the fair values of certain assets acquired and liabilities assumed in the Tommy Hilfiger acquisition as of the acquisition date due to information that arose during the Company’s preparation of certain tax returns during the first quarter.

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

Reacquisition of Tommy Hilfiger Handbag License

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

Reacquisition of Tommy Hilfiger India Perpetually Licensed Rights

On September 7, 2011, the Company completed a transaction that resulted in the reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license previously granted to GVM International Limited (“GVM”).  The Company paid $25,000 in the third quarter of 2011 as consideration for this transaction. In addition, the Company is required to make annual contingent purchase price payments based on a percentage of annual sales over a certain threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25,000 limit over the payment period and are due within 60 days following each one year period commencing on July 1, 2011. The fair value of such contingent purchase price payments, which was recorded as a liability as of the acquisition date, was estimated to be $9,986. The transaction is being accounted for as a business combination. The Company is still in the process of valuing the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to change.

In connection with the transaction, the Company was required to record an expense of $20,709 due to the settlement of an unfavorable contract as a result of a preexisting relationship with the licensee, as the license provided favorable terms to the licensee. Such expense is included within selling, general and administrative expenses in the Company’s financial statements.

4. INVESTMENTS IN EQUITY-METHOD INVESTEES

The Company formed a joint venture in China with Apax Partners L.P. (“Apax”), in which the Company and Apax each have a 45% equity interest, with the remaining 10% owned by another party. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the existing licensee, Dickson Concepts (International) Limited, on August 1, 2011. The Company made payments totaling $17,100 to the joint venture during the thirty-nine weeks ended October 30, 2011 to contribute its 45% share of funding. This investment is being accounted for under the equity method of accounting.

On September 7, 2011, the Company completed the acquisition from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM, of a 50% equity interest in Arvind Murjani Brands Private Limited, which is to be renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”), for $30,000. TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories. The Company made additional payments totaling $1,600 to TH India during the thirty-nine weeks ended October 30, 2011 to contribute its 50% share of funding. This investment is being accounted for under the equity method of accounting.

5. GOODWILL

The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 30, 2011, by segment, were as follows:

	Heritage Brand Wholesale Dress Furnishings	Heritage Brand Wholesale Sportswear	Calvin Klein Licensing	Tommy Hilfiger North America	Tommy Hilfiger International	Total
Balance as of January 30, 2011
Goodwill, gross	$70,589	$84,553	$304,924	$198,501	$1,161,920	$1,820,487
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	70,589	84,553	304,924	198,501	1,161,920	1,820,487
Contingent purchase price payments to Mr. Calvin Klein	—	—	37,333	—	—	37,333
Goodwill from reacquisition of the rights to the Tommy Hilfiger trademarks in India	—	—	—	—	397	397
Currency translation	—	—	105	—	26,377	26,482
Balance as of October 30, 2011
Goodwill, gross	70,589	84,553	342,362	198,501	1,188,694	1,884,699
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	$70,589	$84,553	$342,362	$198,501	$1,188,694	$1,884,699

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

Net benefit cost related to the Company’s pension plans was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/11	10/31/10	10/30/11	10/31/10

Service cost, including plan expenses	$3,632	$2,379	$10,896	$7,137
Interest cost	4,796	4,461	14,387	13,383
Amortization of net loss	2,310	1,895	6,930	5,685
Expected return on plan assets	(5,531)	(4,993)	(16,592)	(14,978)
Amortization of prior service credit	(15)	(15)	(46)	(46)
Total	$5,192	$3,727	$15,575	$11,181

Net benefit cost related to the Company’s CAP Plan and SERP Plan was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/11	10/31/10	10/30/11	10/31/10

Service cost, including plan expenses	$25	$23	$74	$68
Interest cost	453	463	1,358	1,159
Total	$478	$486	$1,432	$1,227

Net benefit cost related to the Company’s postretirement plan was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/11	10/31/10	10/30/11	10/31/10

Interest cost	$255	$273	$764	$818
Amortization of net loss	6	—	20	—
Amortization of prior service credit	(204)	(204)	(613)	(613)
Total	$57	$69	$171	$205

7. COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/11	10/31/10	10/30/11	10/31/10

Net income	$112,239	$99,848	$236,635	$1,611
Foreign currency translation adjustments, net of tax (benefit) expense of $(13), $735, $69 and $113	(64,530)	131,894	54,546	180,524
Amortization of net loss and prior service credit related to pension and postretirement plans, net of tax expense of $805, $634, $2,415 and $1,901	1,292	1,042	3,876	3,125
Net unrealized and realized gain (loss) on effective hedges, net of tax expense (benefit) of $1,515, $(63), $(2,620) and $324	5,902	(8,166)	2,884	(10,424)
Comprehensive income	$54,903	$224,618	$297,941	$174,836

8. DEBT

Short-Term Borrowings

One of the Company’s subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000,000 (approximately $12,800 based on the Yen to United States dollar exchange rate on October 30, 2011) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one-month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless the Company gives notice of termination. The full amount of this facility was borrowed as of October 30, 2011. The weighted average interest rate on the funds borrowed at October 30, 2011 was 0.33%.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	10/30/11	10/31/10

Senior secured term loan A facility due 2016	$742,439	$479,737
Senior secured term loan B facility due 2016	649,501	1,344,582
7 3/8% senior unsecured notes due 2020	600,000	600,000
7 3/4% debentures due 2023	99,616	99,597
Total	$2,091,556	$2,523,916
Less: Current portion of long-term debt	61,111	—
Long-term debt	$2,030,445	$2,523,916

As of October 30, 2011, the Company’s mandatory long-term debt repayments for the next five years were as follows:

Remainder of 2011	$10,518
2012	70,629
2013	108,703
2014	175,331
2015	394,256
2016	632,503

As of October 30, 2011, after taking into account the interest rate swap and cap agreements discussed below, approximately 70% of the Company’s total debt was at a fixed rate or at a variable rate that was capped, with the remainder at variable rates that were uncapped.

Senior Secured Credit Facilities

On May 6, 2010, the Company entered into, and on March 2, 2011 amended and restated, a senior secured credit facility (“the amended facility”), which consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The amended facility provides reduced borrowing spreads, as well as additional flexibility with respect to the application of voluntary prepayments. The amended facility extended the maturity of the term loan A facilities and the revolving loan facilities from May 2015 to January 2016. The maturity of the term loan B facilities remains in May 2016.

In connection with the closing of the amended facility, the Company voluntarily prepaid $149,275 of borrowings with cash on hand. The revolving credit facilities remained undrawn upon the closing of the amended facility (with only letters of credit outstanding). The Company made additional payments totaling $136,968 during the thirty-nine weeks ended October 30, 2011.

The amended facility provided for initial borrowings of up to an aggregate of approximately $1,970,000 (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1,520,000 of term loan facilities; and (ii) approximately $450,000 under revolving credit facilities. Based on applicable exchange rates on October 30, 2011, approximately $460,000 was available under revolving credit facilities. The Company had no revolving credit borrowings and $102,430 of letters of credit outstanding as of October 30, 2011. The Company had $1,391,940 outstanding under the term loan facilities as of, and based on applicable exchange rates on, October 30, 2011. The repaid borrowings under the term loan facilities are not subject to reborrowing.

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

The current applicable margins are (a) in the case of the United States dollar-denominated term loan A facility, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.75%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.75%. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending October 30, 2011 and each subsequent quarter, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on the Company’s leverage ratio.

On May 4, 2011, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632,000 of the Company’s variable rate debt obligation under its United States dollar-denominated senior secured term loan A facility to fixed rate debt. The initial notional amount was reduced to $624,000 during the quarter ended October 30, 2011, and will continue to be reduced according to a pre-set schedule during the term of the swap agreement such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the facility is expected to always exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and it will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, on May 4, 2011, the Company entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement has been designed with the intended effect of capping the interest rate on an initial notional amount of €165,895 of the Company’s variable rate debt obligation under its Euro-denominated senior secured term loan A and B facilities. The initial notional amount was reduced to €98,502 during the quarter ended October 30, 2011, and will continue to be adjusted according to a pre-set schedule during the term of the agreement such that the Company’s outstanding debt under the facilities is expected to always exceed the notional amount of the cap agreement. Under the terms of this agreement, the three-month Euro inter-bank borrowing rate (“EURIBOR”) that the Company will pay is capped at a rate of 2%. Therefore, the maximum amount of interest that the Company will pay on the notional amount will be at the 2% capped rate, plus the current applicable margin.

7 3/8% Senior Notes Due 2020

On May 6, 2010, the Company issued $600,000 principal amount of 7 3/8% senior notes due May 15, 2020. Interest on the 7 3/8% notes is payable semi-annually in arrears on May 15 and November 15 of each year.

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

9. INCOME TAXES

The income tax rates for the thirteen weeks ended October 30, 2011 and October 31, 2010 were 32.1% and 27.2%, respectively. The income tax rates for the thirty-nine weeks ended October 30, 2011 and October 31, 2010 were 33.3% and 93.0%, respectively.

The income tax rates for the thirteen and thirty-nine weeks ended October 30, 2011 were slightly lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns, largely offset by state and local taxes and foreign earnings taxed in the United States.

The income tax rate for the thirteen weeks ended October 31, 2010 was slightly lower than the statutory rate largely due to the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns, combined with the impact of a benefit resulting from the lapse of the statute of limitations with respect to previously unrecognized tax positions.

The income tax rate for the thirty-nine weeks ended October 31, 2010 was higher than the statutory rate due to the impact of certain non-deductible transaction costs associated with the Tommy Hilfiger acquisition, which caused a significant increase in the year to date effective tax rate when the Company achieved pre-tax income in the third quarter of 2010. This increase was partially offset by the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns, combined with the impact of a benefit resulting from the lapse of the statute of limitations with respect to previously unrecognized tax positions.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into foreign currency forward exchange contracts with respect to €1,300,000 during the first quarter of 2010 and €250,000 during the second quarter of 2010 in connection with the acquisition of Tommy Hilfiger to hedge against its exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. Such foreign currency forward exchange contracts were not designated as hedging instruments. The Company settled these foreign currency forward exchange contracts at a loss of $140,490 on May 6, 2010 in connection with the Company’s completion of the Tommy Hilfiger acquisition. Such loss is reflected in Other Loss in the Company’s Consolidated Income Statements.

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with certain international inventory purchases. To help manage this exposure, the Company periodically uses foreign currency forward exchange contracts.

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into an interest rate swap agreement and an interest rate cap agreement to hedge against this exposure. Please see Note 8, “Debt,” for a further discussion of these agreements.

The Company records the foreign currency forward exchange contracts, interest rate swap agreement and interest rate cap agreement (collectively referred to as “cash flow hedges”) at fair value in its Consolidated Balance Sheets. Changes in fair value of cash flow hedges that are designated as effective hedging instruments are deferred in equity as a component of Accumulated Other Comprehensive Income. The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings and no contracts were excluded from effectiveness testing. In addition, changes in the fair value of hedges that are not designated as effective hedging instruments are immediately recognized in earnings. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

	Asset Derivatives (Classified in Other Current Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	10/30/11	10/31/10	10/30/11	10/31/10
Contracts designated as hedges:
Foreign currency forward exchange contracts	$1,647	$1,280	$8,297	$18,414
Interest rate contracts	281	—	8,106	—
Total contracts designated as hedges	1,928	1,280	16,403	18,414
Undesignated contracts:
Foreign currency forward exchange contracts	77	—	2,324	—
Total undesignated contracts	77	—	2,324	—
Total	$2,005	$1,280	$18,727	$18,414

At October 30, 2011, the notional amount of foreign currency forward exchange contracts outstanding was approximately $403,000. Such contracts expire between November 2011 and April 2013.

The following table summarizes the effect of the Company’s cash flow hedges designated as hedging instruments:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Expense (Effective Portion)			Loss Recognized in Income on Derivatives (Ineffective Portion)
			Location	Amount		Location	Amount
Thirteen Weeks Ended	10/30/11	10/31/10		10/30/11	10/31/10		10/30/11	10/31/10
Foreign currency forward exchange contracts	$1,742	$(6,003)	Cost of goods sold	$(5,846)	$2,226	Selling, general and administrative expenses	$—	$(124)

Interest rate contracts	(1,557)	—	Interest expense	(1,386)	—		—	—
Total	$185	$(6,003)		$(7,232)	$2,226		$—	$(124)

Thirty-Nine Weeks Ended	10/30/11	10/31/10		10/30/11	10/31/10		10/30/11	10/31/10
Foreign currency forward exchange contracts	$(21,921)	$(11,788)	Cost of goods sold	$(30,291)	$(1,688)	Selling, general and administrative expenses	$—	$(6,230)

Interest rate contracts	(10,362)	—	Interest expense	(2,256)	—		—	—
Total	$(32,283)	$(11,788)		$(32,547)	$(1,688)		$—	$(6,230)

Accumulated Other Comprehensive Loss on foreign currency forward exchange contracts at October 30, 2011 of $5,281 is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, Accumulated Other Comprehensive Loss for interest rate contracts at October 30, 2011 of $4,173 is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange contracts for inventory purchases that were not designated as hedging instruments:

	Gain Recognized in Income
	Location	Amount
		10/30/11	10/31/10
Thirteen Weeks Ended	Selling, general and administrative expenses	$605	$—
Thirty-Nine Weeks Ended	Selling, general and administrative expenses	863	—

Please refer to Note 11, “Fair Value Measurements,” for disclosures on fair value measurements of the Company’s derivative financial instruments. The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of October 30, 2011.

11. FAIR VALUE MEASUREMENTS

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that were required to be remeasured at fair value on a recurring basis during the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively:

	Fair Value Measurement Using
October 30, 2011	Level 1	Level 2	Level 3	Total Fair Value
Derivative instrument assets
Foreign currency forward exchange contracts	N/A	$1,724	N/A	$1,724
Interest rate contracts	N/A	281	N/A	281
Total	N/A	$2,005	N/A	$2,005
Derivative instrument liabilities
Foreign currency forward exchange contracts	N/A	$10,621	N/A	$10,621
Interest rate contracts	N/A	8,106	N/A	8,106
Total	N/A	$18,727	N/A	$18,727

October 31, 2010
Derivative instrument assets
Foreign currency forward exchange contracts	N/A	$1,280	N/A	$1,280
Derivative instrument liabilities
Foreign currency forward exchange contracts	N/A	$18,414	N/A	$18,414

The fair value of the foreign currency forward exchange contracts related to inventory purchases is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract.

The fair values of the interest rate contracts are based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property and equipment and other long-lived assets) during the thirty-nine weeks ended October 30, 2011 and October 31, 2010, and the total impairments recorded as a result of the remeasurement process:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Fair Value As Of Impairment Date	Total Impairments For The Thirty-Nine Weeks Ended

October 30, 2011	N/A	N/A	$—	$—	$2,213
October 31, 2010	N/A	$200	$—	$200	$2,558

Long-lived assets with a carrying amount of $1,151 were written down to a fair value of zero during the thirty-nine weeks ended October 30, 2011 as a result of management’s decision to permanently discontinue the use of one of its software systems. The Company ceased use of the software during the third quarter of 2011. Such assets were deemed to have no future use or economic benefit based on the Company’s analysis using market participant assumptions, and therefore no expected future cash flows. The impairment charge was included in selling, general and administrative expenses in corporate expenses not allocated to any reportable segment.

Long-lived assets with a carrying amount of $1,062 were written down to a fair value of zero during the thirty-nine weeks ended October 30, 2011 in connection with the Company’s negotiated early termination of its license to market sportswear under the Timberland brand. Such assets were deemed to have no future use or economic benefit based on the Company’s analysis using market participant assumptions, and therefore no expected future cash flows. The impairment charge was included in selling, general and administrative expenses in the Heritage Brand Wholesale Sportswear segment.

Long-lived assets with a carrying amount of $2,077 were written down to a fair value of $200 during the thirty-nine weeks ended October 31, 2010 in connection with the sale to a licensee of certain assets related to the Tommy Hilfiger children’s apparel business. Fair value was determined based on the quoted contractual selling prices of such assets, less the related selling costs. The impairment charge was included in selling, general and administrative expenses in the Tommy Hilfiger North America segment.

Long-lived assets with a carrying amount of $681 were written down to a fair value of zero during the thirty-nine weeks ended October 31, 2010 in connection with the financial performance in certain of the Company’s outlet and specialty retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge of $681 was included in selling, general and administrative expenses, of which $433 was recorded in the Heritage Brand Retail segment, $25 was recorded in the Other (Calvin Klein Apparel) segment, and $223 was recorded in the Tommy Hilfiger North America segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of October 30, 2011 and October 31, 2010 were as follows:

	10/30/11		10/31/10
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$159,981	$159,981	$491,437	$491,437
Short-term borrowings	12,820	12,820	—	—
Long-term debt (including portion classified as current)	2,091,556	2,142,679	2,523,916	2,595,381

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable quarter.

12. STOCK-BASED COMPENSATION

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) was approved at the Company’s Annual Meeting of Stockholders held in June 2006 and its material terms were reapproved in June 2011. The 2006 Plan replaced the Company’s then-existing 1997, 2000 and 2003 Stock Option Plans. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of the 2006

Plan’s initial approval, other than with respect to outstanding options under the terminated plans, which continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

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

Through October 30, 2011, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the common stock on the business day immediately preceding the date of grant.

Net income for the thirty-nine weeks ended October 30, 2011 and October 31, 2010 included $31,118 and $23,050, respectively, of pre-tax expense related to stock-based compensation.

Options currently outstanding are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant. The vesting of options outstanding is also generally accelerated upon retirement (as defined in the applicable plan). Options are generally granted with a 10-year term.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed on a straight-line basis over the options’ vesting periods.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively:

	Thirty-Nine Weeks Ended
	10/30/11	10/31/10
Weighted average risk‑free interest rate	2.62%	2.99%
Weighted average expected option term (in years)	6.25	6.25
Weighted average expected volatility	44.35%	41.78%
Expected annual dividends per share	$0.15	$0.15
Weighted average estimated fair value per option	$29.81	$26.45

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving option grants and changes in the vesting schedules of certain grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Service-based stock option activity for the thirty-nine weeks ended October 30, 2011 was as follows:

	Options	Weighted Average Price Per Option
Outstanding at January 30, 2011	2,853	$33.41
Granted	195	65.16
Exercised	372	33.84
Cancelled	6	43.04
Outstanding at October 30, 2011	2,670	$35.65
Exercisable at October 30, 2011	1,825	$32.58

RSUs granted to employees generally vest in three annual installments (25%, 25% and 50%) commencing two years after the date of grant. Service-based RSUs granted to non-employee directors vest in four equal annual installments commencing one year after the date of grant for awards granted prior to 2010 and vest in full one year after the date of grant for awards granted during or after 2010. The underlying RSU award agreements (excluding agreements for non-employee director awards made during or after 2010) generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of service-based RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed, net of estimated forfeitures, on a straight-line basis over the RSUs’ vesting periods.

RSU activity for the thirty-nine weeks ended October 30, 2011 was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2011	814	$40.24
Granted	253	68.53
Vested	216	41.01
Cancelled	18	54.14
Non-vested at October 30, 2011	833	$48.32

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

Restricted stock activity for the thirty-nine weeks ended October 30, 2011 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2011	350	$60.41
Granted	—	—
Vested	14	60.41
Non-vested at October 30, 2011	336	$60.41

The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during the first and third quarters of 2011 subject to a performance period of two years. The Company granted contingently issuable performance share awards to all of the Company’s senior executives (other than senior executives of Tommy Hilfiger) during the second quarter of 2010 subject to a performance period of three years. The Company granted contingently issuable performance share awards to all then-executive officers of the Company during the first quarter of 2010 subject to a performance period of two years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity for the awards granted in the first quarter of 2011 and earnings per share growth for the awards granted in 2010 and the third quarter of 2011 during the applicable performance cycle. Depending on the level of performance achieved, up to a total number of 94 and 603 shares could be issued for all non-vested performance share awards granted in 2011 and 2010, respectively. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the thirty-nine weeks ended October 30, 2011 was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2011	611	$52.69
Granted	94	71.18
Vested	—	—
Cancelled	8	50.73
Non-vested at October 30, 2011	697	$55.19

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirty-nine weeks ended October 30, 2011 and October 31, 2010 were $8,298 and $11,519, respectively. Of those amounts, $4,560 and $7,759, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

13. STOCKHOLDERS’ EQUITY

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

14. ACTIVITY EXIT COSTS

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

	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 10/30/11	Incurred During the Thirty-Nine Weeks Ended 10/30/11	Cumulative Incurred to Date
Severance, termination benefits and other costs	$32,167	$—	$11,374	$31,167
Long-lived asset impairments	11,017	—	—	11,017
Inventory liquidation costs	8,157	3,421	5,574	8,157
Lease/contract termination and related costs	28,179	—	14,014	17,179
Total	$79,520	$3,421	$30,962	$67,520

Liabilities for severance and termination benefits and lease/contract termination costs recorded in connection with the acquisition and integration of Tommy Hilfiger were principally recorded in Accrued Expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/30/11	Costs Incurred During the Thirty-Nine Weeks Ended 10/30/11	Costs Paid During the Thirty-Nine Weeks Ended 10/30/11	Liability at 10/30/11
Severance, termination benefits and other costs	$16,258	$11,374	$21,327	$6,305
Lease/contract termination and related costs	3,165	14,014	12,195	4,984
Total	$19,423	$25,388	$33,522	$11,289

The charges for severance, termination benefits, lease/contract termination and other costs incurred during the thirty-nine weeks ended October 30, 2011 and the remainder of charges expected to be incurred relate principally to selling, general and administrative expenses of the Company’s Tommy Hilfiger North America segment. Inventory liquidation costs incurred during the thirty-nine weeks ended October 30, 2011 were included in cost of goods sold of the Company’s Tommy Hilfiger North America segment.

Timberland Exit Costs

The Company negotiated during the second quarter of 2011 an early termination of its license to market sportswear under the Timberland brand. In connection with this termination, which will become effective in 2012, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, contract termination and other costs. Such costs were as follows:

	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 10/30/11	Incurred During the Thirty-Nine Weeks Ended 10/30/11
Severance, termination benefits and other costs	$1,181	$502	$1,181
Long-lived asset impairments	1,062	—	1,062
Contract termination and related costs	4,909	—	4,909
Total	$7,152	$502	$7,152

Liabilities for severance and termination benefits and contract termination costs recorded in connection with the Company’s early termination of the license were principally recorded in Accrued Expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/30/11	Costs Incurred During the Thirty-Nine Weeks Ended 10/30/11	Costs Paid During the Thirty-Nine Weeks Ended 10/30/11	Liability at 10/30/11
Severance, termination benefits and other costs	$—	$1,181	$363	$818
Lease/contract termination and related costs	—	4,909	—	4,909
Total	$—	$6,090	$363	$5,727

The charges incurred during the thirty-nine weeks ended October 30, 2011 relate principally to selling, general and administrative expenses of the Company’s Heritage Brands Wholesale Sportswear segment.

15. NET INCOME PER COMMON SHARE

The Company utilizes the two-class method of calculating basic net income per common share, as holders of the Company’s Series A convertible preferred stock participate in dividends with holders of the Company’s common stock. Net losses are not allocated to holders of the Series A convertible preferred stock.

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/11	10/31/10	10/30/11	10/31/10

Net income	$112,239	$99,848	$236,635	$1,611
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	(157)	(157)	(471)	(314)
Allocation of income to Series A convertible preferred stock	(6,434)	(5,791)	(13,442)	—
Net income available to common stockholders for basic net income per common share	105,648	93,900	222,722	1,297
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	157	157	471	—
Allocation of income to Series A convertible preferred stock	6,434	5,791	13,442	—
Net income available to common stockholders for diluted net income per common share	$112,239	$99,848	$236,635	$1,297

Weighted average common shares outstanding for basic net income per common share	67,225	66,140	67,051	61,431
Weighted average impact of dilutive securities	1,549	1,438	1,568	1,414
Weighted average impact of dilutive warrant	—	69	—	97
Weighted average impact of assumed convertible preferred stock conversion	4,189	4,189	4,189	—
Total shares for diluted net income per common share	72,963	71,836	72,808	62,942

Basic net income per common share	$1.57	$1.42	$3.32	$0.02

Diluted net income per common share	$1.54	$1.39	$3.25	$0.02

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/11	10/31/10	10/30/11	10/31/10

Weighted average antidilutive securities	426	376	356	437

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of October 30, 2011 and October 31, 2010 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen and thirty-nine weeks ended October 30, 2011 and October 31, 2010. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 601 and 700 as of October 30, 2011 and October 31, 2010, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities. Conversion of the Series A convertible preferred stock into 2,747 weighted average common shares outstanding for the thirty-nine weeks ended October 31, 2010 was not assumed because the inclusion thereof would have been antidilutive. This amount was also excluded from the computation of weighted average antidilutive securities.

16. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirty-nine weeks ended October 30, 2011 and October 31, 2010, the Company recorded increases to goodwill of $37,333 and $32,022, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirty-nine weeks ended October 30, 2011 and October 31, 2010, the Company paid $35,196 and $29,829, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

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

The Company completed a transaction during the third quarter of 2011 that resulted in the reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license. The Company is required to make annual contingent purchase price payments based on a percentage of annual sales over a certain threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date.  Such payments are subject to a $25,000 limit over the payment period and are due within 60 days following each one year period commencing on July 1, 2011. The fair value of such contingent purchase price payments, which was recorded as a liability as of the acquisition date, was estimated to be $9,986.

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

Heritage Brand Wholesale Sportswear Segment - The Company aggregates the results of its heritage brand wholesale sportswear divisions into the Heritage Brand Wholesale Sportswear segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW and Timberland, and women’s sportswear under the brand name IZOD to department, mid-tier department and specialty stores. The Company negotiated during the second quarter of 2011 the early termination of its license to use the Timberland trademarks on men’s sportswear and will be exiting the business in 2012.

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

The following tables present summarized information by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/11	10/31/10	10/30/11	10/31/10
Revenue – Heritage Brand Wholesale Dress Furnishings
Net sales	$163,173	$157,246	$421,633	$392,345
Royalty revenue	1,681	1,526	4,634	4,290
Advertising and other revenue	496	524	1,314	1,540
Total	165,350	159,296	427,581	398,175

Revenue – Heritage Brand Wholesale Sportswear
Net sales	187,344	201,948	418,905	425,823
Royalty revenue	2,498	2,706	7,646	7,807
Advertising and other revenue	408	446	1,289	1,344
Total	190,250	205,100	427,840	434,974

Revenue – Heritage Brand Retail
Net sales	169,269	169,465	476,158	476,080
Royalty revenue	1,268	1,371	3,805	3,739
Advertising and other revenue	143	203	661	627
Total	170,680	171,039	480,624	480,446

Revenue – Calvin Klein Licensing
Net sales	16,339	11,129	31,774	25,784
Royalty revenue	80,605	74,418	205,117	186,445
Advertising and other revenue	29,663	29,113	79,920	71,962
Total	126,607	114,660	316,811	284,191

Revenue – Tommy Hilfiger North America
Net sales	350,281	298,282	911,678	554,426
Royalty revenue	5,537	3,931	12,658	7,982
Advertising and other revenue	2,002	1,548	5,293	2,381
Total	357,820	303,761	929,629	564,789

Revenue – Tommy Hilfiger International
Net sales	456,456	392,677	1,272,088	655,970
Royalty revenue	11,505	10,181	30,318	16,835
Advertising and other revenue	860	1,778	2,923	2,978
Total	468,821	404,636	1,305,329	675,783

Revenue – Other (Calvin Klein Apparel)
Net sales	174,632	157,927	469,974	400,373
Total	174,632	157,927	469,974	400,373

Total Revenue
Net sales	1,517,494	1,388,674	4,002,210	2,930,801
Royalty revenue	103,094	94,133	264,178	227,098
Advertising and other revenue	33,572	33,612	91,400	80,832
Total	$1,654,160	$1,516,419	$4,357,788	$3,238,731

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	10/30/11		10/31/10		10/30/11		10/31/10
Income before interest and taxes – Heritage Brand Wholesale Dress Furnishings	$25,817		$29,861		$60,335		$55,380

Income before interest and taxes – Heritage Brand Wholesale Sportswear	10,456	(2)	21,919		18,368	(2)	50,001

Income before interest and taxes – Heritage Brand Retail	8,571		16,108		28,332		41,586

Income before interest and taxes – Calvin Klein Licensing	58,777		50,937		136,380		127,270

Income before interest and taxes – Tommy Hilfiger North America	41,642	(3)	20,197	(7)	60,637	(5)	26,621	(8)

Income before interest and taxes – Tommy Hilfiger International	48,820	(3) (4)	41,870	(7)	165,475	(4) (5)	28,237	(8)

Income before interest and taxes – Other (Calvin Klein Apparel)	26,902		24,687		69,967		53,058

Loss before interest and taxes – Corporate(1)	(24,143)	(3)	(27,288)	(7)	(88,729)	(5) (6)	(270,565)	(8)

Income before interest and taxes	$196,842		$178,291		$450,765		$111,588

(1)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance and information technology related to corporate infrastructure.

(2)
Income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2011 includes costs of $502 and $7,152, respectively, related to the Company’s negotiated early termination of its license to market sportswear under the Timberland brand, which will become effective in 2012.

(3)
Income (loss) before interest and taxes for the thirteen weeks ended October 30, 2011 includes costs of $9,264 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $3,421 in Tommy Hilfiger North America; $1,500 in Tommy Hilfiger International; and $4,343 in corporate expenses not allocated to any reportable segments.

(4)
Income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2011 includes a one-time expense of $20,709 recorded in connection with the Company’s reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license. Please refer to Note 3, “Acquisitions,” for a further discussion.

(5)
Income (loss) before interest and taxes for the thirty-nine weeks ended October 30, 2011 includes costs of $50,949 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $33,563 in Tommy Hilfiger North America; $1,948 in Tommy Hilfiger International; and $15,438 in corporate expenses not allocated to any reportable segments.

(6)
Loss before interest and taxes for the thirty-nine weeks ended October 30, 2011 includes costs of $16,233 associated with the Company’s modification of its senior secured credit facility. Please refer to Note 8, “Debt,” for a further discussion.

(7)
Income (loss) before interest and taxes for the thirteen weeks ended October 31, 2010 includes costs of $37,197 associated with the Company’s acquisition and integration of Tommy Hilfiger, including restructuring costs and short-lived non-cash valuation amortization charges. Such costs were included in the Company’s segments as follows: $10,846 in Tommy Hilfiger North America; $18,392 in Tommy Hilfiger International; and $7,959 in corporate expenses not allocated to any reportable segments.

(8)
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

18. GUARANTEES

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of October 30, 2011 is $500. The guarantee expires on January 31, 2012.

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of October 30, 2011 is approximately $3,850, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,400 as of October 30, 2011, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

19. RECENT ACCOUNTING GUIDANCE

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

The FASB issued in September 2011, guidance that is intended to reduce the cost and complexity of the goodwill impairment test by providing an entity with the option to first assess qualitatively whether it is necessary to perform the two-step impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for fiscal years beginning after December 15, 2011, with earlier application permitted. The Company does not expect the adoption to have a material impact on the Company’s consolidated results of operations or financial position.

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

Our business strategy is to manage and market a portfolio of nationally and internationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference, distribution channel or region. We have enhanced this strategy by expanding our portfolio of brands through acquisitions of well-known brands, such as Calvin Klein and Tommy Hilfiger, that offer additional geographic distribution channel and price point opportunities in our traditional categories of dress shirts and sportswear. A significant portion of our total income before interest and taxes is derived from international sources. The Calvin Klein acquisition enhanced our business strategy by providing us with an established international licensing business, which does not require working capital investments. We have successfully pursued growth opportunities in extending the Calvin Klein brands through licensing into additional product categories and geographic areas. We believe that the acquisition of Tommy Hilfiger has advanced our business strategy by adding a global brand with growth opportunities and by establishing an international platform in Europe that is a strategic complement to our strong North American presence and provides us with the resources and expertise needed to grow our heritage brands and businesses internationally. We have a division managed by a team of Tommy Hilfiger executives based in Amsterdam whose purposes include pursuing international opportunities for our dress shirt and neckwear expertise and for our heritage brands. An endeavor of this division, which has dedicated staff, is operating the ARROW business in parts of Europe; the ARROW endeavor commenced with the Fall 2011 collection.

We incurred indebtedness of approximately $2.5 billion in connection with the Tommy Hilfiger acquisition. We plan to continue to strengthen our balance sheet through deleveraging and effective working capital management. We made approximately $285 million in debt payments during the thirty-nine weeks ended October 30, 2011, for a total of approximately $535 million in payments since the closing of the Tommy Hilfiger acquisition. The majority of these payments were ahead of schedule. We believe that our persistent focus on and enhancement of our business strategies and our balance sheet strength will allow us to continue to invest in our businesses and capitalize on opportunities for future growth.

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

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 81% of total royalty, advertising and other revenue in the third quarter of 2011, is derived under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings.

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

We completed the acquisition of Tommy Hilfiger in the second quarter of 2010. We recorded pre-tax charges in the first nine months of 2010 of $307.3 million, which includes (i) a loss of $140.5 million associated with hedges against Euro to U.S. dollar exchange rates relating to the purchase price; (ii) short-lived non-cash valuation amortization charges of $76.8 million; and (iii) transaction, integration, restructuring and debt extinguishment costs of $90.0 million. We incurred pre-tax charges of $51.0 million in the thirty-nine weeks ended October 30, 2011 in connection with the integration and the related restructuring, including product exit charges, and approximately $20.0 million is expected to be incurred in the fourth quarter of 2011.

We negotiated during the second quarter of 2011 the early termination of our license to market sportswear under the Timberland brand, which will become effective in 2012. We incurred pre-tax charges of $7.2 million in the thirty-nine weeks ended October 30, 2011 in connection with this negotiated early termination.

We completed a transaction during the third quarter of 2011 that resulted in the reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license. We paid $25.0 million as consideration for this transaction. In addition, we are required to make annual contingent purchase price payments based on a percentage of annual sales over a certain threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25.0 million limit over the payment period. The fair value of such contingent purchase price payments, which was recorded as a liability as of the acquisition date, was estimated to be $10.0 million. In connection with the transaction, we were required to record an expense of $20.7 million due to the settlement of an unfavorable contract as a result of a preexisting relationship with the licensee, as the license provided favorable terms to the licensee. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

We amended and restated our senior secured credit facility in the first quarter of 2011. We recorded debt modification costs of $16.2 million in connection with this transaction. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 30, 2011 Compared With Thirteen Weeks Ended October 31, 2010

Total Revenue

Net sales in the third quarter of 2011 were $1.517 billion as compared to $1.389 billion in the third quarter of the prior year. The increase of $128.8 million, or 9%, was due principally to the net effect of the following items:

•
The addition of $63.8 million and $52.0 million of net sales attributable to growth in our Tommy Hilfiger International and Tommy Hilfiger North America segments, respectively. The revenue increase in the Tommy Hilfiger International segment was principally due to double digit growth in our European wholesale business and a $25 million foreign exchange benefit attributable to year-over-year foreign exchange rate changes versus the U.S. dollar in the quarter versus the prior year’s third quarter. Also contributing to the combined revenue increase for the Tommy Hilfiger International and Tommy Hilfiger North America segments was retail comparable store sales growth of 5% for our Tommy Hilfiger Europe retail business and 15% for our Tommy Hilfiger North America retail business.

•
The addition of $16.7 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, as the Calvin Klein outlet retail business posted a 12% increase in comparable store sales and the wholesale business experienced similar growth.

•	The addition of $5.9 million of sales attributable to growth in our Heritage Brand Wholesale Dress Furnishings segment.

•
The reduction of $14.6 million in sales attributable to our Heritage Brand Wholesale Sportswear segment, which was driven particularly by underperformance in the Izod division and the soon-to-be discontinued Timberland division.

Royalty, advertising and other revenue in the third quarter of 2011 increased by $8.9 million to $136.7 million as compared to $127.7 million in the prior year’s third quarter. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased by $6.2 million, or 8%, compared to the prior year’s third quarter, due to strong performance across most product categories and regions, with underwear, outerwear and women’s sportswear performing particularly well and significant growth in South America and Asia, offset, in part, by weakness in the domestic jeanswear business. Tommy Hilfiger royalty revenue increased by $2.9 million, or 21%, compared to the prior year’s third quarter, due principally to new license agreements, strong performance in tailored apparel, fragrance and eyewear, and growth in Mexico and India. Advertising and other revenue in the third quarter of 2011 was relatively flat as compared to the prior year’s third quarter amount.

Gross Profit on Total Revenue

Gross profit on total revenue in the third quarter of 2011 was $829.0 million, or 50.1% of total revenue, compared with $793.5 million, or 52.3% of total revenue in the third quarter of the prior year. This 220 basis point decrease in gross profit as a percentage of total revenue was primarily due to higher overall product costs across all of our divisions, which was partially mitigated by increases in selling prices in our Calvin Klein and Tommy Hilfiger businesses. Selling prices in our Heritage Brand Wholesale Sportswear segment were relatively flat as compared to the prior year.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the third quarter of 2011 were $633.0 million, or 38.3% of total revenue, as compared to $615.2 million, or 40.6% of total revenue, in the third quarter of the prior year. The 230 basis point decrease in SG&A expenses as a percentage of total revenue was due primarily to the effect of leveraging expenses against sales due to the revenue increases discussed above and operating expense synergies achieved in our Tommy Hilfiger business in North America.

Equity in Income of Equity-Method Investees

The equity in income of equity-method investees of $0.9 million during the third quarter of 2011 related to our share of income from our joint ventures in China and India for the Tommy Hilfiger brand, which are accounted for under the equity method of accounting.  Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion of our investments in these joint ventures.

Interest Expense and Interest Income

Interest expense decreased to $31.7 million in the third quarter of 2011 from $41.7 million in the third quarter of the prior year principally as a result of payments we made on our term loans over the prior 12-month period, combined with the impact of the amendment and restatement of our credit facility in the first quarter of 2011, as such facility provides for reduced borrowing spreads and flexibility with respect to voluntary repayments. Interest income of $0.1 million in the third quarter of 2011 declined as compared to the prior year’s third quarter amount of $0.5 million due to lower average amounts of invested cash in the current year.

Income Taxes

The income tax rates for the thirteen weeks ended October 30, 2011 and October 31, 2010 were 32.1% and 27.2%, respectively.
The income tax rate for the thirteen weeks ended October 30, 2011 was slightly lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, largely offset by state and local taxes and foreign earnings taxed in the United States.
The income tax rate for the thirteen weeks ended October 31, 2010 was slightly lower than the United States statutory rate largely due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, combined with the impact of a benefit resulting from the lapse of the statute of limitations with respect to previously unrecognized tax positions.

Thirty-Nine Weeks Ended October 30, 2011 Compared With Thirty-Nine Weeks Ended October 31, 2010

Total Revenue

Net sales in the thirty-nine weeks ended October 30, 2011 increased to $4.002 billion as compared to $2.931 billion in the thirty-nine week period of the prior year. The increase of $1.071 billion was due principally to the effect of the following items:

•
The addition of $433.7 million and $267.6 million of net sales attributable to the addition of first quarter sales in our Tommy Hilfiger International and Tommy Hilfiger North America segments, respectively. The Tommy Hilfiger International and Tommy Hilfiger North America segments also contributed revenue increases of $182.5 million and $89.6 million, respectively, due to second and third quarter growth, attributable to double digit growth in the European wholesale division, combined with retail comparable store sales growth of 14% for our Tommy Hilfiger Europe retail business and 13% for our Tommy Hilfiger North America retail business. Also contributing to the revenue increase for the Tommy Hilfiger International segment was a benefit of approximately $60 million from year-over-year foreign exchange rate changes versus the U.S. dollar in 2011 versus 2010.

•
The addition of $69.6 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, as the Calvin Klein outlet retail business posted a 16% increase in comparable store sales and the wholesale business experienced similar growth.

•	The addition of $29.3 million of sales attributable to growth in our Heritage Brand Wholesale Dress Furnishings segment.

•
The reduction of $6.9 million of sales attributable to our Heritage Brand Wholesale Sportswear segment, which was driven particularly by underperformance in the Izod division and the soon-to-be discontinued Timberland division.

Royalty, advertising and other revenue in the thirty-nine weeks ended October 30, 2011 was $355.6 million as compared to $307.9 million in the prior year’s thirty-nine week period. Of the $47.6 million increase, $21.0 million was attributable to Tommy Hilfiger, due principally to the addition of first quarter royalty, advertising and other revenue. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased by $18.7 million, or 10%, compared to the prior year’s thirty-nine week period, driven by growth across virtually all product categories and regions. Calvin Klein advertising and other revenue increased by $8.0 million to $79.9 million in the first nine months of 2011 as compared to $72.0 million in the prior year’s first nine months, driven principally by the launch in the first quarter of 2011 of the global marketing campaign supporting the introduction of the new lifestyle brand for jeans, underwear and fragrance under the ck one label. Such advertising and other revenue is generally collected and spent and, therefore, is presented as both a revenue and an expense within our income statement, with minimal net impact on earnings.

Our revenue for the full year 2011 is expected to increase to $5.825 billion to $5.845 billion from $4.637 billion in the prior year, due primarily to the effect of owning Tommy Hilfiger for a full year. Total revenue for our combined Tommy Hilfiger North America and Tommy Hilfiger International segments is expected to be $2.990 billion to $3.000 billion for the full year 2011. Total revenue for our combined Calvin Klein Licensing and Other (Calvin Klein Apparel) segments is projected to increase 13% to 14%. Total revenue for our combined Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear and Heritage Brand Retail segments is projected to grow 1% to 2%.

Gross Profit on Total Revenue

Gross profit on total revenue in the thirty-nine weeks ended October 30, 2011 was $2.282 billion, or 52.4% of total revenue, compared with $1.686 billion, or 52.0% of total revenue in the thirty-nine week period of the prior year. This 40 basis point increase in gross profit as a percentage of total revenue was primarily due to the net impact of (i) an increase due to the absence in 2011 of $44.5 million of short-lived non-cash valuation amortization charges that were recorded during the first nine months of 2010 as a result of the Tommy Hilfiger acquisition, partially offset by charges of $5.6 million incurred in the current year’s thirty-nine week period related to the exit of certain Tommy Hilfiger product categories; (ii) an increase due to the addition of first quarter 2011 results in the Tommy Hilfiger International segment, as international apparel businesses typically have higher gross margin percentages than domestic apparel businesses; (iii) an increase due to the addition of first quarter 2011 results in the Tommy Hilfiger North America segment, the majority of which consists of its retail business, as retail businesses typically have higher gross margin percentages than wholesale businesses; (iv) a decrease due to a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, decreased in 2011 as a percentage of total revenue; (v) a decrease due to higher overall product costs in 2011; and (vi) a decrease due to increased promotional selling during the thirty-nine weeks ended October 30, 2011 in our Izod and Timberland wholesale sportswear divisions.

We currently expect that the gross profit on total revenue percentage for the full year 2011 will decrease slightly as compared with the full year 2010 percentage of 52.2% due to the net impact of (i) product cost increases; (ii) a decrease in royalty, advertising and other revenue as a percentage of total revenue; (iii) the favorable impact from the addition of first quarter 2011 revenue attributable to the addition of Tommy Hilfiger, which has higher gross margin percentages; and (iv) the absence in 2011 of $44.5 million of short-lived non-cash valuation amortization charges recorded during 2010 as a result of the Tommy Hilfiger acquisition, all as discussed above.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the thirty-nine weeks ended October 30, 2011 were $1.816 billion, or 41.7% of total revenue, as compared to $1.427 billion, or 44.1% of total revenue, in the third quarter of the prior year. The 240 basis point decrease in SG&A expenses as a percentage of total revenue was due primarily to the effect of leveraging expenses against sales due to the revenue increases discussed above. Also contributing to the decrease was a net decrease in one-time acquisition, integration and restructuring related costs. The costs incurred in the current year’s thirty-nine week period related to the continuing integration of Tommy Hilfiger and the associated restructuring, expenses related to our reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license, and our negotiated early termination of our license to market sportswear under the Timberland brand. These expenses were less than integration and restructuring costs incurred in the prior year’s thirty-nine week period.

We currently expect that our SG&A expenses as a percentage of total revenue for the full year 2011 will decrease significantly as compared to 2010 due principally to a decrease in acquisition, integration and restructuring costs associated with Tommy Hilfiger.

Debt Modification Costs

We incurred costs totaling $16.2 million during the thirty-nine weeks ended October 30, 2011 in connection with the amendment and restatement of our senior secured credit facility. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of this transaction.

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

Equity in Income of Equity-Method Investees

The equity in income of equity-method investees of $0.9 million during the thirty-nine weeks ended October 30, 2011 related to our share of income from our joint ventures in China and India for the Tommy Hilfiger brand, which are accounted for under the equity method of accounting.  Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion of our investments in these joint ventures.

Interest Expense and Interest Income

Interest expense increased to $96.9 million in the thirty-nine weeks ended October 30, 2011 from $89.8 million in the thirty-nine week period of the prior year principally as a result of the issuance during the second quarter of 2010 of $600.0 million of 7 3/8% senior notes due 2020 and term loans of $1.9 billion borrowed under a new credit facility, the net proceeds of which were used in connection with the purchase of Tommy Hilfiger. We have made approximately $535 million of payments on the term loans since the date of the Tommy Hilfiger acquisition. We amended and restated the credit facility in the first quarter of 2011. The amended and restated facility provides reduced borrowing spreads, as well as additional flexibility with respect to the application of voluntary prepayments. During the second quarter of 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion. Interest income of $0.9 million in the thirty-nine weeks ended October 30, 2011 was relatively flat to the prior year’s thirty-nine week period amount of $1.1 million.

Net interest expense for the full year 2011 is currently expected to increase to a range of $128.5 million to $129.5 million from $126.8 million in the prior year principally as a result of the full year impact of our increased debt from the Tommy Hilfiger acquisition, mostly offset by the impact of the payments on our debt balances and the amendment and restatement of our credit facility in the first quarter of 2011, as such facility provides reduced borrowing spreads. We currently plan on making approximately $165 million of additional debt payments on our term loans during the remainder of 2011.

Income Taxes

The income tax rates for the thirty-nine weeks ended October 30, 2011 and October 31, 2010 were 33.3% and 93.0%, respectively.
The income tax rate for the thirty-nine weeks ended October 30, 2011 was slightly lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, largely offset by state and local taxes and foreign earnings taxed in the United States.
The income tax rate for the thirty-nine weeks ended October 31, 2010 was higher than the United States statutory rate due to the impact of certain non-deductible transaction costs associated with the Tommy Hilfiger acquisition, which caused a significant increase in the year to date effective tax rate when we achieved pre-tax income in the third quarter of 2010. This increase was partially offset by the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, combined with the impact of a benefit resulting from the lapse of the statute of limitations with respect to previously unrecognized tax positions.
We currently anticipate that our 2011 income tax rate will be between 30.0% and 30.5%, which compares with the 2010 full year tax rate of 29.7%. While the year-over-year rates are similar, the 2011 rate is being adversely affected by a significant increase in the relative proportion of pretax income being earned in the U.S., due in large part to the absence of U.S. Tommy Hilfiger acquisition expenses in 2011. Conversely, the 2011 tax rate in relation to 2010 is benefiting from the absence of material short-lived Tommy Hilfiger intangible asset amortization, which amortization was not tax deductible. Our actual full year tax rate could vary from our estimate as a result of a change in the jurisdictional mix of income and discrete events such as specific transactions and audits by taxing authorities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

We experienced a reduction in cash of $338.7 million during the thirty-nine weeks ended October 30, 2011, which is inclusive of $286.2 million of debt repayments. Cash flow for the full year 2011 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt payments we make in 2011.

Operations

Cash provided by operating activities was $173.3 million in the thirty-nine weeks ended October 30, 2011, as compared with $140.8 million in the thirty-nine week period of the prior year.

Tommy Hilfiger India Perpetually Licensed Rights Reacquisition

We completed a transaction on September 7, 2011 that resulted in the reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license previously granted to GVM International Limited (“GVM”).  We paid $25.0 million in the third quarter of 2011 as consideration for the transaction. In addition, we are required to make annual contingent purchase price payments based on a percentage of annual sales over a certain threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date.  Such payments are subject to a $25.0 million limit over the payment period and are due within 60 days following each one year period commencing on July 1, 2011.

In connection with the transaction, we were required to record an expense of $20.7 million due to the settlement of an unfavorable contract as a result of a preexisting relationship with the licensee, as the license provided favorable terms to the licensee.

Investments in Equity-Method Investees

We formed a joint venture in China with Apax Partners L.P. (“Apax”), in which we and Apax each have a 45% equity interest, with the remaining 10% owned by another party. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the existing licensee, Dickson Concepts (International) Limited, on August 1, 2011. We made payments totaling $17.1 million to the joint venture during the thirty-nine weeks ended October 30, 2011 to contribute our 45% share of funding.

On September 7, 2011, we completed the acquisition from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM, of a 50% equity interest in Arvind Murjani Brands Private Limited, which is to be renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”), for $30.0 million. TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories. We made additional payments totaling $1.6 million to TH India during the thirty-nine weeks ended October 30, 2011 to contribute our 50% share of funding.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended October 30, 2011 were $117.9 million compared to $55.4 million expended in the thirty-nine week period of the prior year. This increase was due principally to the addition of first quarter spending in our Tommy Hilfiger businesses combined with investments in the Tommy Hilfiger business, particularly related to the expansion of our international operations, and in our corporate infrastructure to support our expanded operations. We currently expect capital expenditures for the full year 2011 to be approximately $200 million.

Tommy Hilfiger Acquisition

We completed the acquisition of Tommy Hilfiger on May 6, 2010. We paid $2.485 billion in cash during the thirty-nine weeks ended October 31, 2010 and issued 7.9 million shares of our common stock, valued at $475.6 million, as consideration for the acquisition, for total consideration of approximately $3.0 billion. In addition, we entered into foreign currency forward exchange contracts to purchase €1.3 billion during the first quarter of 2010 and €250.0 million during the second quarter of 2010 in connection with the acquisition of Tommy Hilfiger to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We settled the foreign currency forward exchange contracts at a loss of $140.5 million on May 6, 2010 in connection with the completion of the acquisition.

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

Tommy Hilfiger Handbag License Reacquisition

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

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $35.2 million in the thirty-nine weeks ended October 30, 2011. We currently expect that such payments will be between $51 million and $52 million for the full year 2011.

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

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Our Series A convertible preferred stock participates in common stock dividends on an as-converted basis. Dividends on common and preferred stock totaled $8.2 million in the thirty-nine weeks ended October 30, 2011.

We currently project that cash dividends on our common stock for the full year 2011 will be $10.9 million.

Financing Arrangements

Our capital structure was as follows:

(in millions)	October 30, 2011	January 30, 2011
Short-term borrowings	$12.8	$4.9
Current portion of long-term debt	61.1	—
Long-term debt	2,030.4	2,364.0
Stockholders’ equity	2,774.9	2,442.5

In addition, we had $160.0 million of cash and cash equivalents as of October 30, 2011.

Short-Term Borrowings

One of our subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion ($12.8 million based on the Yen to United States dollar exchange rate on October 30, 2011) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one-month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless we give notice of termination. The weighted average interest rate on the funds borrowed at October 30, 2011 was 0.33%. The maximum amount of borrowings outstanding under this facility during the quarter ended October 30, 2011 was approximately $12.8 million, the amount outstanding as of October 30, 2011.

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

In connection with the closing of the amended facility, we voluntarily prepaid approximately $150 million of borrowings with cash on hand, which we had previously announced we intended to use for such purpose. We paid $10.6 million of fees in cash in connection with the modification of our senior secured credit facility in the first quarter of 2011. We made additional payments of approximately $135 million during the thirty-nine weeks ended October 30, 2011 for a total reduction of approximately $535 million of the amount initially borrowed at the time of the Tommy Hilfiger acquisition closing. The revolving credit facilities remained undrawn upon the closing of the amended facility (with only letters of credit outstanding).

As of October 30, 2011, we had an aggregate of $1.4 billion of term loan borrowings under the amended facility outstanding (based on the applicable exchange rates on October 30, 2011). The amended facility provides for approximately $460 million of revolving credit (based on the applicable exchange rates on October 30, 2011), under which we had no revolving credit borrowings and $102.4 million of letters of credit outstanding as of October 30, 2011. This facility remained undrawn during the third quarter of 2011.

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

The current applicable margins are (a) in the case of the United States dollar-denominated term loan A facility, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.75%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.75%. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending October 30, 2011 and each subsequent quarter, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted based on the Company’s leverage ratio.

On May 4, 2011, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632.0 million of our variable rate debt obligation under our United States dollar-denominated senior secured term loan A facility to fixed rate debt. The initial notional amount was reduced to $624.0 million during the quarter ended October 30, 2011, and will continue to be reduced according to a pre-set schedule during the term of the swap agreement such that, based on the our projections for future debt repayments, our outstanding debt under the facility is expected to always exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and we will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, on May 4, 2011, we entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement has been designed with the intended effect of capping the interest rate on an initial notional amount of €165.9 million of our variable rate debt obligation under our Euro-denominated senior secured term loan A and B facilities. The initial notional amount was reduced to €98.5 million during the quarter ended October 30, 2011, and will continue to be adjusted according to a pre-set schedule during the term of the agreement such that our outstanding debt under the facilities is expected to always exceed the notional amount of the cap agreement. Under the terms of this agreement, the three-month Euro inter-bank borrowing rate (“EURIBOR”) that we will pay is capped at a rate of 2%. Therefore, the maximum amount of interest that we will pay on the notional amount will be at the 2% capped rate, plus the current applicable margin.

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

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

As of October 30, 2011, we were in compliance with all financial and non-financial covenants.

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

Due to the above factors, our operating results for the thirty-nine week period ended October 30, 2011 are not necessarily indicative of those for a full fiscal year.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions.  Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 30, 2011.  During the thirty-nine weeks ended October 30, 2011, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 30, 2011.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of October 30, 2011, include cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap and cap agreements. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of October 30, 2011. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Due to the currently low rates of return we are receiving on our cash equivalents, the impact of a further decrease in short-term interest rates would not have a material impact on our interest income, while an increase in short-term interest rates could have a more material impact. Given our balance of cash and cash equivalents at October 30, 2011, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.2 million annually. Due to the fact that certain of our debt is denominated in foreign currency, our interest expense is, and in the future will continue to be, impacted by fluctuations in exchange rates. Borrowings under the amended facility bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. As such, our amended facility also exposes us to market risk for changes in interest rates. During the second quarter of 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion. As of October 30, 2011, after taking into account the interest rate swap and cap agreements, approximately 70% of our total debt was at a fixed rate or at a variable rate that was capped, with the remainder at variable rates that were uncapped. Given our debt position and the Euro to United States dollar exchange rate at October 30, 2011, and the effect of the swap and cap agreements we entered into during the second quarter of 2011, the effect of a 10 basis point increase in interest rates on our interest expense would be approximately $0.4 million annually and the effect of a 5% increase in the exchange rate on our interest expense would be approximately $0.8 million annually.

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

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1, 2011 -
August 28, 2011	129	$64.41	—	—

August 29, 2011 -
October 2, 2011	313	63.23	—	—

October 3, 2011 -
October 30, 2011	708	59.96	—	—

Total	1,150	$61.35	—	—

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the third quarter of 2011 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements.

ITEM 6 - EXHIBITS

The following exhibits are included herein:

3.1	Certificate of Incorporation of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1977).

3.2
Amendment to Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1985).

3.3
Certificate of Designation of Series A Cumulative Participating Preferred Stock of Phillips-Van Heusen Corporation, filed June 10, 1986 (incorporated by reference to Exhibit A of the document filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 1986).

3.4
Amendment to Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988).

3.5
Amendment to Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 1, 1993 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994).

3.6
Amendment to Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 20, 1996 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 28, 1996).

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

3.9
Amendment to Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 29, 2006 (incorporated by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the period ended May 6, 2007).

3.10
Certificate Eliminating Reference to Series B Convertible Preferred Stock from Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 12, 2007 (incorporated by reference to Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q for the period ended May 6, 2007).

3.11
Certificate Eliminating Reference To Series A Cumulative Participating Preferred Stock From Certificate of Incorporation of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 28, 2007).

3.12
Certificate of Designations of Series A Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 12, 2010).

3.13
Amendment to Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 30, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2011).

3.14	By-Laws of Phillips-Van Heusen Corporation, as amended through April 30, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2009).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2011).

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

PVH CORP.
Registrant

Dated:	December 8, 2011	/s/ Bruce Goldstein
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