Form 10-Q/A
period 2011-05-01
PVH CORP. /DE/
filed 2012-02-10
CIK 78239

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to PVH Corp.’s (formerly known as Phillips-Van Heusen Corporation) Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2011, filed with the Securities and Exchange Commission on June 9, 2011 (the “Form 10-Q”), is to replace the agreement filed as Exhibit 10.1 to the Form 10-Q.

Exhibit 10.1 to this Form 10-Q/A consists of the Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”), dated as of March 2, 2011, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, the lenders party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Bank of America, N.A., Credit Suisse Securities (USA) LLC and Royal Bank of Canada, as Co-Documentation Agents.  The copy of the Credit Agreement filed herewith includes all schedules and exhibits to such agreement, except as discussed below.  The prior filing of the Credit Agreement omitted Schedule 4.21 thereto.  Certain portions of the schedules to the Credit Agreement are redacted and are subject to an application for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the filing of this Form 10-Q/A and pursuant to the rules of the Securities and Exchange Commission, we are including with this Form 10-Q/A currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of June 9, 2011 and has not been updated to reflect events occurring subsequent to the original filing date.

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

**18	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

**32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

**32.2	Certification of Michael Shaffer, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.

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

** Filed or furnished as Exhibit to the Company’s Form 10-Q filed with the Securities Exchange Commission on June 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PVH CORP.
Registrant

Dated:  February 10, 2012

/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller
(Chief Accounting Officer)

Exhibit Index

Exhibit                    Description

*10.1
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