Form 10-K
period 2012-01-29
PVH CORP. /DE/
filed 2012-03-28
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2012
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
(do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on July 31, 2011 (the last business day of the registrant’s most recently completed second quarter) was $4,387,795,307.
Number of shares of Common Stock outstanding as of March 13, 2012:  68,814,015.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 21, 2012	Part III

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

PART I
Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to PVH Corp. and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2011 year commenced on January 31, 2011 and ended on January 29, 2012; 2010 commenced on February 1, 2010 and ended on January 30, 2011; 2009 commenced on February 2, 2009 and ended on January 31, 2010.

We obtained the market and competitive position data used throughout this report from research, surveys or studies conducted by third parties, information provided by customers and industry or general publications. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications and all other information is reliable, we have not independently verified such data and we do not make any representation as to the accuracy of such information.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Tommy Hilfiger, Hilfiger Denim, Van Heusen, IZOD, Bass, ARROW, Eagle, Geoffrey Beene, CHAPS, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Michael Kors Collection, DKNY, Elie Tahari, Nautica, Ted Baker, Jones New York, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess and Timberland and to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

Company Overview

We are one of the world’s largest apparel companies, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including the global designer lifestyle brands Calvin Klein and Tommy Hilfiger brands, as well as Van Heusen, IZOD, Bass, ARROW and Eagle, which are owned brands, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, CHAPS, Donald J. Trump Signature Collection, DKNY, Elie Tahari, Nautica, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess and Jones New York, which are licensed, as well as various other licensed and private label brands. We design and market branded dress shirts, neckwear, sportswear and, to a lesser extent, footwear and other related products. Additionally, we license our owned brands over a broad range of products. We market our brands globally at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. Our directly operated businesses in North America consist principally of wholesale dress furnishings sales under our owned and licensed brands; wholesale men’s sportswear sales under our Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD and ARROW brands; and the operation of retail stores, principally in outlet malls, under our Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD and Bass brands. Our directly operated businesses outside of North America consist principally of our Tommy Hilfiger International wholesale and retail business in Europe and Japan and our Calvin Klein dress furnishings and wholesale collection businesses in Europe. Our licensing activities, principally our Calvin Klein business, diversify our business model by providing us with a sizeable base of profitable licensing revenues.

We completed the Tommy Hilfiger acquisition during the second quarter of 2010. Tommy Hilfiger is a global designer lifestyle brand under which we design, source and market high-quality menswear, womenswear, children’s apparel, denim collections and other products worldwide. We also license the Tommy Hilfiger brands worldwide over a broad range of complementary lifestyle products. We believe that, although the Tommy Hilfiger brand is well-established globally and enjoys significant worldwide brand awareness, there are opportunities to further expand the business in North America, certain parts of Europe and, to a greater extent, Asia. These opportunities include (i) development and expansion of product categories for which Tommy Hilfiger currently has no or only limited distribution; (ii) increasing sales in markets where the business is underdeveloped; and (iii) expansion into new markets. We believe our successful experience in growing Calvin Klein will assist us in realizing these opportunities for Tommy Hilfiger. In addition, we believe that Tommy Hilfiger’s established international platform provides us with the resources and expertise needed to grow our other brands and businesses internationally. We recently announced that we will be exercising our rights to reacquire the existing license agreements held by affiliates of The Warnaco Group, Inc. for the distribution and sale of apparel and accessories and the operation of retail stores in Europe under the ck Calvin Klein brand. We will commence our operations under this brand in 2013. We believe that this represents a significant opportunity to invest in the global potential of the Calvin Klein brand, as we plan to leverage Tommy Hilfiger’s established European platform to accelerate the growth of this business.

We aggregate our segments into three main businesses:  (i) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments; (ii) Calvin Klein, which consists of the Calvin Klein Licensing segment (including our Calvin Klein Collection business, which we operate directly in support of the global licensing of the Calvin Klein brands) and the Other (Calvin Klein Apparel) segment, which is comprised of our Calvin Klein dress furnishings, sportswear and outlet retail divisions; and (iii) Heritage Brand, which consists of the Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear and Heritage Brand Retail segments. Note 18, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income before interest and taxes and assets related to each segment, as well as information regarding our revenue generated from foreign and domestic sources, and the geographic locations where our long-lived assets are held.

Our revenue reached a record $5.891 billion in 2011, approximately 40% of which was generated internationally. Our global designer lifestyle brands, Tommy Hilfiger and Calvin Klein, together generated approximately 70% of our revenue during 2011.

Our largest customers account for significant portions of our revenue. Sales to our five largest customers were 19.5% of our revenue in 2011, 22.6% of our revenue in 2010 and 31.0% of our revenue in 2009. Macy’s, Inc., our largest customer, accounted for 9.4% of our revenue in 2011, 10.1% of our revenue in 2010 and 11.9% of our revenue in 2009.

Company Information

We were incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881. Our principal executive offices are located at 200 Madison Avenue, New York, New York 10016; our telephone number is (212) 381-3500. At our 2011 Annual Meeting of Stockholders, our stockholders approved the change of our corporate name from “Phillips-Van Heusen Corporation” to “PVH Corp.,” which became effective on June 23, 2011.

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

Tommy Hilfiger Business Overview

Tommy Hilfiger, which is distributed in over 90 countries, is a global designer lifestyle brand. Its design theme is “classic American cool” and “preppy with a twist,” and it is positioned as a premium brand. Tommy Hilfiger products cover a wide range of apparel, accessories and lifestyle products with a diverse customer following and strong brand awareness in most countries where they are sold. We believe that this awareness has been achieved through consistent implementation of a global communications strategy across all channels of distribution. The Tommy Hilfiger marketing and communications team works closely with all functional areas of the business and across all regions to present a cohesive brand message to retail customers and consumers. We develop and coordinate Tommy Hilfiger advertising for all regions and product lines, brand licensees and regional distributors. We sell Tommy Hilfiger products under two principal brands (which we refer to together as the Tommy Hilfiger brands) — Tommy Hilfiger, which is targeted at the 25 to 45 year old consumer, and Hilfiger Denim, which is targeted at the 20 to 35 year old consumer. Tommy Hilfiger product offerings by us and our licensees include sportswear for men, women and children, footwear, athletic apparel (golf, swim and sailing), bodywear (underwear, robes and sleepwear), eyewear, sunwear, watches, handbags, men’s tailored clothing, men’s dress furnishings, socks, small leather goods, fragrances, home and bedding products, bathroom accessories and luggage. The Hilfiger Denim product line consists of jeanswear and footwear for men, women and children, bags, accessories, eyewear and fragrance, and is positioned as being more “fashion forward” than the Tommy Hilfiger label. We distribute Tommy Hilfiger products at wholesale and retail and also license the Tommy Hilfiger brands for an assortment of products in various countries and regions. We sell Tommy Hilfiger products in North America, Europe and Japan through our wholesale and retail businesses, and in China and India through joint ventures. Tommy Hilfiger brand products are distributed in Hong Kong, Malaysia, Taiwan, Singapore, South Korea, Australia, Mexico, Central and South America and the Caribbean through licensees, franchisees and distributors. Worldwide retail sales of products sold under the Tommy Hilfiger brands were approximately $5.6 billion in 2011.

The Tommy Hilfiger wholesale business consists of the distribution and sale of products under the Tommy Hilfiger brands to stores operated by franchisees and distributors and through retail customers. The European retail customers range from large department stores to small independent stores. Tommy Hilfiger has, since the Fall of 2008, conducted the majority of its North American wholesale operations through Macy’s, which is currently the exclusive department store retailer for Tommy Hilfiger men’s, women’s and children’s sportswear in the United States.

The Tommy Hilfiger retail business principally consists of the distribution and sale of Tommy Hilfiger products in Europe, the United States, Canada and Japan through company-operated specialty stores (anchor stores and satellite stores) and outlet stores, as well as multiple e-commerce sites. Tommy Hilfiger anchor stores are generally larger stores situated in high-profile locations in major cities and are intended to enhance local exposure of the brand. Satellite stores are regular street and mall stores, which are located in secondary cities and are based on a model that provides incremental revenue and profitability. Company stores in North America are primarily located in outlet centers and carry specially designed merchandise that is sold at a lower price point than merchandise sold in our specialty stores. Company stores operated by Tommy Hilfiger in Europe and Japan are used primarily to clear excess inventory from previous seasons at discounted prices.

We license the Tommy Hilfiger brands to third parties both for specific product categories (such as fragrances, watches, jewelry and eyewear) and in certain geographic regions. For 2011, approximately 31% of Tommy Hilfiger’s royalty, advertising and other revenue was generated domestically and approximately 69% was generated internationally. As of January 29, 2012, Tommy Hilfiger had 29 license agreements. In 2011, we formed a joint venture in China, in which we own a 45% equity interest. The joint venture assumed direct control of the licensed Tommy Hilfiger wholesale and retail distribution business in China from the existing licensee, Dickson Concepts (International) Limited, on August 1, 2011. In addition, on September 7, 2011, we completed the acquisition from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM International Limited (“GVM”), of a 50% equity interest in a company that has been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories.

The products offered by some of Tommy Hilfiger’s key licensing partners include:

Licensing Partner	Product Category and Territory

American Sportswear S.A.	Sportswear and licensed products distribution (Central America, South America and the Caribbean)

Aramis, Inc.	Fragrance, cosmetics, skincare products and toiletries (worldwide)

Baseco S.A. DE C.V.	Sportswear and licensed products distribution (excluding footwear) (Mexico)
Dobotex International B.V.	Men’s, women’s and children’s socks (Europe)
Fishman and Tobin, Inc.	Boys’ and girls’ apparel (United States, Canada, Puerto Rico and Guam (Macy’s stores only))

TH India*	Sportswear and licensed products distribution (India)

Marcraft Clothes, Inc.	Men’s tailored clothing (United States and Canada)

Movado Group, Inc. & Swissam Products, Ltd.	Women’s and men’s watches and jewelry (worldwide, excluding Japan (except certain customers))

Revman International, Inc.	Bed and bedding accessories (United States, Canada and Mexico)

Safilo Group S.P.A.	Men’s, women’s and children’s eyeglasses and non-ophthalmic sunglasses (worldwide, excluding India)

SK Networks Co., Ltd.	Sportswear and licensed products distribution (South Korea)

Strellson AG	Men’s tailored clothing (Europe and Middle East)

Swank, Inc.	Men’s belts and small leather goods (United States, Canada and Mexico)

Tommy Hilfiger Asia-Pacific, Ltd.	Sportswear and licensed products distribution (Hong Kong, Macau, Malaysia, Singapore and Taiwan)

TH Asia Ltd.*	Sportswear and licensed products distribution (China)

Tommy Hilfiger Australia PTY, Ltd.	Men’s, women’s and children’s socks, tights and leggings, excluding pantyhose (Australia and New Zealand)

*Joint venture in which we own an interest

In 2011, we entered into an agreement to reacquire from Strellson, prior to the expiration of the license, the rights to distribute Tommy Hilfiger brand tailored men’s apparel in Europe. The effective date of the transfer of the rights is December 31, 2012.

The results of our Tommy Hilfiger wholesale, retail and licensing operations in the United States and Canada are reported in our Tommy Hilfiger North America segment, and wholesale, retail and licensing operations outside of North America are reported in our Tommy Hilfiger International segment.

Calvin Klein Business Overview

We believe Calvin Klein is one of the best known designer names in the world and that the Calvin Klein brands — Calvin Klein Collection, ck Calvin Klein and Calvin Klein — provide us with the opportunity to market products both domestically and internationally at a variety of price points and consumer groups, including in higher-end distribution channels than most of our heritage business product offerings. Products sold under the Calvin Klein brands are sold primarily under licenses and other arrangements. Calvin Klein designs all products and/or controls all design operations and product development and oversees a worldwide marketing, advertising and promotions program for the Calvin Klein brands. We believe that maintaining control over design and advertising through Calvin Klein’s dedicated in-house teams plays a key role in the continued strength of the brands. Worldwide retail sales of products sold under the Calvin Klein brands were approximately $7.6 billion in 2011.

Our Calvin Klein business primarily consists of (i) licensing and similar arrangements worldwide for use of the Calvin Klein brands in connection with a broad array of products, including women’s dresses and suits, men’s dress furnishings and tailored clothing, men’s and women’s sportswear and bridge and collection apparel, golf apparel, jeanswear, underwear, fragrances, eyewear, women’s performance apparel, hosiery, socks, footwear, swimwear, jewelry, watches, outerwear, handbags, small leather goods and home furnishings (including furniture), as well as to operate retail stores outside North America, and the marketing of the Calvin Klein Collection brand high-end men’s and women’s apparel and accessories collections through our Calvin Klein Collection flagship store located in New York City and our Calvin Klein Collection wholesale business (Calvin Klein Licensing segment); and (ii) our Calvin Klein dress furnishings and men’s better sportswear businesses, which operate principally in the United States and Canada, and our Calvin Klein retail stores located principally in premium outlet malls in the United States and Canada (Other (Calvin Klein Apparel) segment).

Our Calvin Klein men’s dress shirts, neckwear and sportswear target the modern classical consumer, are marketed at better price points and are distributed principally in better fashion department and specialty stores, including Macy’s and Dillard’s, Inc. We also offer our Calvin Klein Collection and ck Calvin Klein dress shirts to the more limited channel of luxury department and specialty stores as well as through freestanding Calvin Klein Collection and ck Calvin Klein stores.

Our Calvin Klein stores are located principally in premium outlet centers and offer men’s and women’s apparel and other Calvin Klein products to communicate the Calvin Klein lifestyle. We also operate one Calvin Klein Collection store, located on Madison Avenue in New York City, that offers high-end men’s and women’s Calvin Klein Collection apparel and accessories and other products under the Calvin Klein brands.

An important source of our revenue is Calvin Klein’s arrangements with licensees and other third parties worldwide that manufacture and distribute globally a broad array of products under the Calvin Klein brands. For 2011, approximately 40% of Calvin Klein’s royalty, advertising and other revenue was generated domestically and approximately 60% was generated internationally. Calvin Klein combines its design, marketing and imaging skills with the specific manufacturing, distribution and geographic capabilities of its licensing and other partners to develop, market and distribute a variety of goods across a wide range of categories and to expand existing lines of business.

Calvin Klein has approximately 60 licensing and other arrangements across the three Calvin Klein brands. The products offered by some of Calvin Klein’s key licensing partners include:

Licensing Partner	Product Category and Territory

CK Watch and Jewelry Co., Ltd. (Swatch SA)	Men’s and women’s watches (worldwide) and women’s jewelry (worldwide, excluding Japan)

CK21 Holdings Pte, Ltd.	Men’s and women’s bridge apparel, shoes and accessories (Asia, excluding Japan)

Coty, Inc.	Men’s and women’s fragrance and bath products and color cosmetics (worldwide)

DWI Holdings, Inc. / Himatsingka Seide, Ltd.	Soft home bed and bath furnishings (United States, Canada, Mexico, Central America, South America and India)

G-III Apparel Group, Ltd.
Men’s and women’s coats; women’s better suits, dresses and sportswear; women’s active performance wear; luggage; women’s better handbags (United States, Canada and Mexico with some distribution for certain lines in Europe and elsewhere)

Jimlar Corporation	Men’s, women’s and children’s footwear - better (United States, Canada and Mexico) - bridge (North America, Europe, Middle East and India); men’s and women’s footwear - collection (worldwide)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

McGregor Industries, Inc. / American Essentials, Inc.	Men’s and women’s socks and women’s tights (United States, Canada, Mexico, South America, Europe, Middle East and Asia, excluding Japan)

Onward Kashiyama Co. Ltd.	Men’s and women’s bridge apparel and women’s bridge handbags (Japan)

Peerless Delaware, Inc.	Men’s better and bridge tailored clothing (United States, Canada and Mexico; South America (non-exclusive))

The Warnaco Group, Inc.
Men’s, women’s and children’s jeanswear (nearly worldwide); men’s and boys’ underwear and sleepwear (worldwide); women’s and girls’ intimate apparel and sleepwear (worldwide); women’s swimwear (worldwide); men’s better swimwear (worldwide); men’s and women’s bridge apparel and accessories (Europe, Africa and Middle East)

Warnaco is the beneficial owner of the Calvin Klein mark for men’s and boys’ underwear and sleepwear and women’s and girls’ intimate apparel and sleepwear. However, Warnaco pays Calvin Klein an administration fee based on Warnaco’s worldwide sales of such products under an administration agreement between Calvin Klein and Warnaco. Warnaco, as the beneficial owner of the Calvin Klein mark for such products, controls the design and advertising related thereto but works closely with Calvin Klein on these matters.

Although the Calvin Klein brands were well-established when we acquired Calvin Klein in 2003, there were numerous product categories in which no products, or only a limited number of products, were offered. Since the acquisition, we have used our core competencies to establish our men’s better sportswear business and outlet retail business; our dress furnishings business pre-dated the acquisition. In addition, we have significantly expanded the Calvin Klein business through licensing additional product categories under the Calvin Klein brands and additional geographic areas and channels of distribution in which products are sold. In order to more efficiently and effectively exploit the development opportunities for each brand, a tiered-brand strategy was established to provide a focused, consistent approach to global brand growth and development, with each of the Calvin Klein brands occupying a distinct marketing identity and position. An important element of this tiered-brand strategy is the preservation of the prestige and image of the Calvin Klein brands. To this end, Calvin Klein has dedicated in-house marketing, advertising and design teams that oversee these activities worldwide. In 2011, over $300 million was spent globally in connection with the advertisement, marketing and promotion of the Calvin Klein brands and products sold by us, Calvin Klein’s licensees and other authorized users of the Calvin Klein brands, principally funded by the licensees.

Heritage Brand Business Overview

Our Heritage Brand business encompasses the design, sourcing and marketing of a varied selection of branded label dress shirts, neckwear, sportswear, footwear and underwear, as well as the licensing of our heritage brands (Van Heusen, IZOD, ARROW and Bass), for an assortment of products. The Heritage Brand business also includes private label dress furnishings programs, particularly neckwear programs. We design, source and market these products to target distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. We distribute our Heritage Brand products at wholesale in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States, Canada and Europe. Our wholesale business represents our core business and we believe that it is the basis for the brand equity of our heritage brands. As a complement to our wholesale business, we also market our Heritage Brand products directly to consumers through our Van Heusen, IZOD and Bass retail stores, principally located in outlet malls throughout the United States and Canada.

Heritage Brand Dress Furnishings.  Our Heritage Brand Dress Furnishings segment principally includes the design and marketing of men’s dress shirts and neckwear. We market products under both categories principally under the Van Heusen, ARROW, IZOD, Eagle, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, DKNY, Elie Tahari, J. Garcia and MICHAEL Michael Kors brands. We also market dress shirts under the Geoffrey Beene and CHAPS brands and neckwear under the Nautica, Michael Kors Collection, Jones New York, Ted Baker, Axcess, U.S. POLO ASSN., Hart Schaffner Marx, Bass, Claiborne and Robert Graham brands. We market these dress shirt and neckwear brands, as well as various other licensed and private label brands, primarily to department, mid-tier department and specialty stores, as well as, to a lesser degree, mass market stores.

The following provides additional information for some of the more significant brands, as determined based on 2011 sales volume:
The Van Heusen dress shirt has provided a strong foundation for our Heritage Brand business, and is the best selling national brand dress shirt in the United States. We began selling Van Heusen neckwear directly in January 2012; the brand was previously licensed to a third party for neckwear. Van Heusen dress shirts and neckwear target the updated classical consumer, are marketed at opening to moderate price points and are sold principally in department stores, including Belk, Inc., Stage Stores, Inc., The Bon-Ton Stores, Inc., Macy’s, J.C. Penney Company, Inc. and, beginning in 2012, Kohl’s Corporation.
ARROW is the second best selling national brand dress shirt in department and chain stores in the United States. ARROW dress shirts and neckwear target the updated classical consumer, are marketed at opening to moderate price points and are sold principally in mid-tier department stores, including Kohl’s, Sears, Roebuck and Co. and, since January 2012, J.C. Penney.
The Geoffrey Beene dress shirt is the third best selling national brand dress shirt in department and chain stores in the United States. Geoffrey Beene dress shirts target the more style-conscious consumer, are marketed at moderate to upper moderate price points and are sold principally in department and specialty stores, including Macy’s, Belk, Bon-Ton and Casual Male Retail Group, Inc. We market Geoffrey Beene dress shirts under a license agreement with Geoffrey Beene, Inc. that expires on December 31, 2013.
Kenneth Cole New York and Kenneth Cole Reaction dress shirts and neckwear target the modern consumer, are marketed at bridge and better price points, respectively, and are sold principally in department stores, including Macy’s and Dillard’s. We market both brands of Kenneth Cole dress shirts and neckwear under a license agreement with Kenneth Cole Productions (Lic), Inc. that expires on December 31, 2014, which we may extend through December 31, 2019.
The CHAPS dress shirt targets the updated traditional consumer, is marketed at moderate price points and is sold principally at Kohl’s and Stage Stores. We market CHAPS dress shirts under a license agreement with PRL USA, Inc. and The Polo/Lauren Company, LP that expires on March 31, 2014.
JOE Joseph Abboud dress shirts and neckwear target the more youthful, classical consumer, are marketed at moderate to better price points and are sold principally in department and men’s specialty stores, including J.C. Penney and The Men’s Wearhouse, Inc. We market JOE Joseph Abboud dress shirts and neckwear under a license agreement with J.A. Apparel Corp. that expires on December 31, 2020.

The Eagle dress shirt, a 100% cotton, no-iron shirt, and Eagle neckwear target the updated traditional consumer, are marketed at better price points and are sold principally in department stores, including Macy’s and Bon-Ton.
DKNY dress shirts and neckwear target the modern consumer, are marketed at better price points and are sold principally in department stores, including Macy’s. We market DKNY dress shirts and neckwear under license agreements with Donna Karan Studio, LLC which expire on December 31, 2012, and which we may extend, subject to certain conditions, through December 31, 2017.
IZOD dress shirts and neckwear target the modern traditional consumer, are marketed at moderate price points and are sold principally in department stores, including Belk.
Donald J. Trump Signature Collection dress shirts and neckwear target the modern classical consumer, are marketed at better price points and are sold principally at Macy’s. We market Donald J. Trump Signature Collection dress shirts and neckwear under a license agreement with Donald J. Trump that expires on December 31, 2012.
MICHAEL Michael Kors dress shirts and neckwear target the modern consumer, are marketed at moderate to better price points and are sold principally in department stores, including Macy’s. We market MICHAEL Michael Kors dress shirts and neckwear under a license agreement with Michael Kors, LLC that expires on January 31, 2013 and which we may extend, subject to mutual consent, through January 31, 2016.
We also offer private label dress shirt and neckwear programs to retailers. Private label offerings enable a retailer to sell its own line of exclusive merchandise at generally higher margins. These programs present an opportunity for us to leverage our design, sourcing, manufacturing and logistics expertise. Our private label customers work with our designers to develop the styles, sizes and cuts best suited to their customers’ needs and then sell the product in their stores under their private labels. Private label programs offer the consumer quality product and offer the retailer the opportunity to enjoy product exclusivity at generally higher margins. Private label products, however, generally do not have the same level of consumer recognition as branded products and we do not provide retailers with the same breadth of services and in-store sales and promotional support as we do for our branded products. We market private label dress shirts and neckwear to national department and mass market stores. Our private label dress shirt program currently consists of George for Wal-Mart Stores, Inc., Madison for Belk and The Men’s Store at Bloomingdale’s for Bloomingdale’s, Inc. Our private label neckwear programs include George for Wal-Mart, Murano, Daniel Cremieux and Roundtree & Yorke for Dillard’s, Club Room for Macy’s, Croft & Barrow and Apt. 9 for Kohl’s, Express for Express, Inc., Merona for Target Corporation, Nordstrom, John W. Nordstrom, Calibrate and 1901 for Nordstrom, Inc., Stafford and J. Ferrar for J.C. Penney, Statements and Kenneth Roberts for Bon-Ton, Madison and Saddlebred for Belk, DBG, Stapleford and Hawkins McGill for Urban Outfitters, Incorporated, Saks Men’s Collection for Saks, Incorporated’s Saks Fifth Avenue stores, The Men’s Store at Bloomingdale’s for Bloomingdale’s and Black Brown for Lord & Taylor.
Heritage Brand Sportswear.  Our Heritage Brand Sportswear segment principally includes the design and marketing of sportswear, including men’s knit and woven sport shirts, sweaters, bottoms, swimwear and outerwear, at wholesale, principally under the IZOD, Van Heusen, ARROW, Geoffrey Beene and Timberland brands. We negotiated during the second quarter of 2011 the early termination of our license to use the Timberland trademarks on men’s sportswear and will be exiting the business in 2012. We also market women’s sportswear, including knit and woven sport shirts, sweaters, bottoms and outerwear under the IZOD brand. We announced during the fourth quarter of 2011 that we will be exiting the Izod women’s wholesale sportswear business beginning in 2012.

IZOD is the third best selling national brand men’s knit shirt (excluding tees and sports jerseys) in department and chain stores in the United States. IZOD men’s sportswear includes a broad range of product categories, including the classic IZOD blue label (updated classic sportswear for J.C. Penney and regional department stores), IZOD XFG (performance/technical activewear), IZOD LX (a line of sportswear exclusive to Macy’s), main floor pants and Big and Tall sub-brands. IZOD men’s sportswear is targeted to the active inspired consumer, is marketed at moderate to upper moderate price points and is sold principally in department stores, including Macy’s, Stage Stores, Belk, Bon-Ton and J.C. Penney.

Van Heusen is the best selling national brand men’s woven sport shirt in department and chain stores in the United States. The Van Heusen sportswear collection also includes knit sport shirts, chinos and sweaters. Like Van Heusen dress shirts, Van Heusen sport shirts, chinos and sweaters target the updated classical consumer, are marketed at opening to moderate price points and are sold principally in department stores, including J.C. Penney, Macy’s, Stage Stores, Bon-Ton, Belk and, beginning in 2012, Kohl’s.

ARROW is the third best selling national brand men’s woven sport shirt in department and chain stores in the United States. ARROW sportswear consists of men’s knit and woven tops, sweaters and bottoms. ARROW sportswear targets the updated traditional consumer, is marketed at moderate price points and is sold principally in mid-tier department stores, including Kohl’s, Stage Stores, Sears and, since January 2012, J.C. Penney.

Heritage Brand Retail.  We operate retail locations through our Heritage Brand Retail segment under the Van Heusen, IZOD and Bass names. We operate these stores primarily in outlet centers throughout the United States and Canada. We believe our retail stores are an important complement to our wholesale operations because we believe that the stores further enhance consumer awareness of our brands by offering products that are not available in our wholesale lines, while also providing a means for managing excess inventory, as well as direct control of the in-store customer experience.

Our Van Heusen stores offer men’s dress shirts, neckwear and underwear, men’s and women’s suit separates, men’s and women’s sportswear, including woven and knit shirts, sweaters, bottoms and outerwear, and men’s and women’s accessories. These stores are targeted to the value-conscious consumer who looks for classically styled, moderately priced apparel.

Our IZOD stores offer men’s and women’s active-inspired sportswear, including woven and knit shirts, sweaters, bottoms and activewear and men’s and women’s accessories. These stores focus on golf, travel and resort clothing.

Our Bass stores offer casual and dress shoes for men, women and children. Most of our Bass stores also carry apparel for men and women, including tops, neckwear, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear.

Licensing.  We license our heritage brands globally for a broad range of products through approximately 40 domestic and 40 international license agreements covering approximately 115 territories combined. We look for suitable licensing opportunities because we believe that licensing provides us with a relatively stable flow of revenues with high margins and extends and strengthens our brands.

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

The products offered by our heritage brand licensing partners under these brands include:

Licensing Partner	Product Category and Territory

Arvind Ltd.	ARROW men’s and women’s dresswear, sportswear and accessories (India, Middle East, Ethiopia, Maldives, Nepal, Sri Lanka and South Africa); IZOD men’s sportswear and accessories (India)

Clearvision Optical Company, Inc.	IZOD men’s and children’s optical eyewear and related accessories (United States)

ECCE	ARROW men’s and women’s dresswear, sportswear and accessories (France, Switzerland and Andorra)

F&T Apparel LLC
Van Heusen and ARROW boys’ dress furnishings and sportswear; IZOD boys’ sportswear; IZOD and ARROW boys’ and girls’ school uniforms; ARROW men’s tailored clothing; IZOD boys’ tailored clothing (United States and Canada)

Gazal Apparel Pty Limited	Van Heusen men’s dress furnishings, tailored clothing and accessories (Australia and New Zealand)

Harbor Wholesale, Ltd.	Bass and G.H. Bass & Co. wholesale footwear (worldwide); IZOD footwear (United States)

Beijing Innovative Garments	ARROW men’s dress furnishings, tailored clothing and sportswear (China)

Knothe Apparel Group, Inc.	IZOD men’s and boys’ sleepwear and loungewear (United States and Canada)

Leighton Daniel Group LLC	IZOD men’s and women’s collegiate sportswear (United States)

Manufacturas Interamericana S.A.	ARROW men’s and women’s dresswear, sportswear and accessories (Chile, Peru, Argentina and Uruguay)

Fashion Company S.A.	Van Heusen men’s dress furnishings, tailored clothing, sportswear and accessories; IZOD men’s and women’s sportswear and accessories (Chile and Peru)

Peerless Delaware, Inc.	Van Heusen and IZOD men’s tailored clothing (United States and Mexico)

Randa Canada LTD./Randa Corp. d/b/a Randa Accessories	ARROW men’s and boys’ belts, wallets and suspenders (Canada)

Thanulux Public Company, Ltd.	ARROW men’s dress furnishings, tailored clothing, sportswear and accessories; ARROW women’s dresswear and sportswear (Thailand and Vietnam)

WestPoint Home, Inc.	IZOD home products (United States and Canada)

Weihai Dishang Fashion Brands Co., Ltd	IZOD men’s and women’s sportswear and accessories (China)

Our Business Strategy

We intend to capitalize on the significant opportunities presented by the acquisition of Tommy Hilfiger, as well as continue to focus on growing Calvin Klein and increasing the revenue and profitability of our Heritage Brand business through the execution of the following strategies:

Tommy Hilfiger

Continue to grow the European business.  We believe that there is significant potential for further expansion in Europe. Among other initiatives, our current strategies for the European market include:

•	Growing the business in product categories that we believe are currently underdeveloped in Europe, such as pants, outerwear, underwear and accessories, as well as the womenswear collection;

•	Expanding the bags and small leather goods division, which we reacquired from our former licensee in 2010;

•
Growing the Tommy Hilfiger tailored division, which we have entered into an agreement to reacquire from a licensee at the end of 2012, with our first in-house collection to be sold for Spring 2013; and

•
Increasing the Tommy Hilfiger brand’s presence in under-penetrated markets where we believe there is growth potential, such as Italy, France, the United Kingdom and Central and Eastern Europe, through both our own retail expansion and increased wholesale sales, which we intend to support with increased advertising and marketing activities.

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

•	Expanding product offerings by Tommy Hilfiger and its licensees in both the retail and wholesale channels; and

•	Increasing Tommy Hilfiger’s overall presence in North America through additional retail stores.

Expansion of opportunities outside of Europe and North America. Our opportunities in the rest of the world can be achieved by:

•
Capitalizing on opportunities to grow the Tommy Hilfiger business in Japan by continuing to open new stores, including the opening of our flagship store in Omotesando, Tokyo in 2012, introducing regional sizing, enhancing product offerings and adopting other initiatives targeted at local market needs;

•
Developing and expanding our business in China and India through our recent (i) formation of a joint venture in China with the former principal shareholder of Tommy Hilfiger and a third party, which assumed direct control of the Tommy Hilfiger wholesale and retail distribution businesses in China from the prior licensee; and (ii) acquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license and an equity interest in the joint venture that is now the direct licensee of the trademarks for all categories (other than fragrance) in India; and

•
Continuing a balanced strategy of acquiring licensees, distributors and franchisees where we believe we can achieve greater scale and success compared to our partners, while at the same time licensing businesses for product categories and markets when we believe experienced and/or local partners provide the best opportunity for success.

Further improve the e-commerce channel.  We intend to seek to improve the online capabilities and functions of the Tommy Hilfiger European and North American e-commerce sites to improve the shopping experience and attract additional business around the globe.

Calvin Klein

The tiered-brand strategy we created for the Calvin Klein brands established a strategic brand architecture to guide the global brand growth and development of all three brand tiers by differentiating each of the Calvin Klein brands with distinct marketing identities, positioning and channels. Additionally, branding product across three tiers allows flexibility from market to market to build businesses that address the differences between markets. We have approximately 60 licensing and other arrangements across the three Calvin Klein brands. These arrangements grant rights to produce products over a broad range of categories and, in certain cases, also grant rights to open retail stores in countries outside of the United States (in some cases on a multi-store basis, in others on a single location basis).

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

◦
Broadening distribution of apparel and accessories through continued expansion in key markets such as Southeast Asia, China and Japan, as well as Europe and the Middle East. ck Calvin Klein apparel and accessories were available in Europe, Asia and Japan, as well as in approximately 100 freestanding ck Calvin Klein stores at the end of 2011. We currently expect that additional freestanding ck Calvin Klein stores will be opened by licensees by the end of 2012;

◦	Expansion of the watch and jewelry lines worldwide;

◦	Introduction of additional ck Calvin Klein fragrances, such as ckIN2U (Spring 2007) and ckFree (Fall 2009), which have contributed to the growth of the ck Calvin Klein brand globally; and

◦
Our recently-announced reacquisition of the existing license agreements held by affiliates of Warnaco for the distribution and sale of apparel and accessories and the operation of retail stores in Europe under the ck Calvin Klein brand. We will commence our operations under this brand in 2013. We believe that this represents a significant opportunity to invest in the global potential of the brand, as we plan to leverage Tommy Hilfiger’s established European platform to accelerate the growth of this business.

•
Calvin Klein.  We believe that the Calvin Klein white label “better” brand presents the largest growth opportunity, particularly in the United States, Canada and Mexico. Growth opportunities for this brand include:

◦	Continued expansion of our men’s sportswear business;

◦	Continued development of the licensed lines of men’s and women’s footwear, handbags, women’s dresses, women’s swimwear and other brand extensions such as in jeans, apparel and underwear;

◦	Introduction and growth of new fragrance offerings and brand extensions, such as Calvin Klein BEAUTY (Fall 2010), ck one Shock (Fall 2011) and forbidden euphoria (Fall 2011) fragrances;

◦	Addition of men’s and women’s jeanswear, underwear and swimwear products under the ck one line (Spring 2011); and

◦
Pursuit of additional licensing opportunities for new product lines, such as the introduction of Calvin Klein Jeans men’s and women’s footwear (Spring 2011), Calvin Klein Jeans children’s footwear (Fall 2011) and Calvin Klein Jeans eyewear (Fall 2011), as well as the expansion of existing product lines into broader territories such as Calvin Klein Golf into Asia (Fall 2011).

Heritage Brand Business

•
Continue to strengthen the competitive position and image of our current brand portfolio.  We intend for each of our heritage brands to be a leader in its respective market segment, with strong consumer awareness and loyalty. We believe that our heritage brands are successful because we have positioned each one to target distinct consumer demographics and tastes. We will continue to design and market our branded products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers and increase consumer loyalty. We will seek to increase our market share in our businesses by expanding our presence through product extensions and increased floor space. We are also committed to investing in our brands through advertising and other means to maintain strong customer recognition.

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

•
Pursue international growth.  We intend to expand the international distribution of our heritage brands, including through licensing. We have approximately 40 license agreements, covering approximately 115 territories outside of the United States to use our heritage brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances. We also conduct international business directly, selling dress furnishings and sportswear products to department and specialty stores and operating retail stores throughout Canada. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we believe we are underpenetrated, such as Europe and Asia.

Seasonality

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season.

Design

Our businesses depend on our ability to stimulate and respond to consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality and price.

A significant factor in the continued strength of our brands is our in-house design teams. We form separate teams of designers and merchandisers for each of our brands, creating a structure that focuses on the special qualities and identity of each brand. These designers and merchandisers consider consumer taste and lifestyle and trends when creating a brand or product plan for a particular season. The process from initial design to finished product varies greatly but generally spans six to ten months prior to each retail selling season. Our product lines are developed primarily for two major selling seasons, Spring and Fall. However, certain of our product lines offer more frequent introductions of new merchandise.

Calvin Klein has a team of senior design directors who share a vision for the Calvin Klein brands and who each lead a separate design team. These teams control all design operations and product development for most licensees and other strategic partners.

Tommy Hilfiger seeks to reinforce the premium positioning of the Tommy Hilfiger brands by taking a coordinated and consistent worldwide approach to brand management. Products are then adapted and executed on a regional basis in order to adjust for local or regional sizing, fits, weather, trends and demand. Tommy Hilfiger management believes that regional execution and adaptation helps it anticipate, identify and respond more readily to changing consumer demand, fashion trends and local tastes or preferences. It also reduces the importance of any one collection and enables the brand to appeal to a wider range of customers.

Product Sourcing

In 2011, our products were produced in approximately 750 factories and over 40 countries worldwide. With the exception of handmade and handfinished neckwear, which is made in our Los Angeles, California facility and accounts for less than 15% of our total quantity of neckwear sourced and produced, virtually all of our products are produced by independent manufacturers located in foreign countries. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production, and quantities are finalized at that time. We believe we are one of the largest users of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores. All of our apparel and footwear products, excluding handmade and handfinished neckwear, are produced by and purchased or procured from independent manufacturers located in countries in Europe, the Far East, the Indian subcontinent, the Middle East, South America, the Caribbean and Central America. The manufacturers of our products are required to meet our quality, cost, human rights, safety and environmental requirements. No single supplier is critical to our production needs, and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials.

Our foreign offices and buying agents enable us to monitor the quality of the goods manufactured by, and the delivery performance of, our suppliers, which includes the enforcement of human rights and labor standards through our ongoing approval and monitoring system. Our purchases from our suppliers are effected through individual purchase orders specifying the price, quantity, delivery date and destination of the items to be produced. Sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made either to increase or reduce inventories. We continually seek suppliers throughout the world for our sourcing needs and place our orders in a manner designed to limit the risk that a disruption of production at any one facility could cause a serious inventory problem.

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
We are continuing to develop strategies and make investments to enhance our ability to provide our customers with timely product availability and delivery. Our investments should allow us to reduce the cycle time between the design of products and the delivery of those products to our customers. We believe the enhancement of our supply chain efficiencies and working capital management through the effective use of our distribution network and overall infrastructure will allow us to better control costs and provide improved service to our customers.
Warehousing and Distribution

To facilitate distribution, our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment. Our centers range in size and are principally located in the United States in Brinkley, Arkansas; Los Angeles, California; McDonough, Georgia; Jonesville, North Carolina; Reading, Pennsylvania; and Chattanooga, Tennessee; and internationally in Venlo and Tegelen, The Netherlands; Montreal, Canada; and Urayasu-shi, Japan. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores, as the case may be, on a cost-effective basis. This includes the use of various forms of electronic communications to meet customer needs, including advance shipping notices for certain customers.

We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing inventory management. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, our broad array of product availability and our quick response capabilities. Certain of our products can be ordered at any time through our EDI replenishment systems. For customers who reorder these products, we generally ship these products within one to two days of order receipt. At the end of 2011 and 2010, our backlog of customer orders totaled $729 million and $608 million, respectively.

Advertising and Promotion

We market our products to target distinct consumer demographics and lifestyles. Our marketing programs are an integral feature of our product offerings. Advertisements generally portray a lifestyle rather than a specific item. We intend for each of our brands to be a leader in its respective market segment, with strong consumer awareness and consumer loyalty. We believe that our brands are successful in their respective segments because we have strategically positioned each brand to target a distinct consumer demographic. We will continue to design and market our products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers and encourage consumer loyalty.

We advertise our brands in print media (including fashion, entertainment/human interest, business, men’s, women’s and sports magazines and newspapers), on television and through outdoor signage. In addition to the traditional marketing and advertising vehicles, we have also increased our focus on new media marketing programs, including our
e-commerce platforms and social media outlets in order to expand our reach to customers and enable us to provide timely information in an entertaining fashion to consumers about our products, special events, promotions and store locations.

We also advertise our brands through sport sponsorships. We have an agreement for our IZOD brand as the title sponsor of the IZOD IndyCar Series and, pursuant to an earlier agreement, are also the official apparel sponsor of the Series and the Indianapolis Motor Speedway. We are also the sponsor of Team Penske and IndyCar driver Ryan Briscoe. We have also sponsored the National Basketball Association’s New Jersey Nets for several years. In 2011, our Van Heusen brand continued its professional football marketing and media campaign through individual endorsement agreements with Pro Football Hall of Famers Steve Young, Jerry Rice and Deion Sanders, in conjunction with our sponsorship with the National Football League and the Pro Football Hall of Fame. We also partake in an all-brand regional sponsorship agreement with the New York Giants. We are an official sponsor of the 2014 Super Bowl Host Committee and have the right to use the 2014 Super Bowl Host Committee logo and marks for promotional use with the IZOD, Van Heusen, Calvin Klein and Tommy Hilfiger brands. We also participate in cooperative advertising programs with our retail partners, as we believe that brand awareness and in-store positioning are further strengthened by our contributions to such programs.

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

We believe Calvin Klein is one of the most well-known designer names in the world. Its high-profile, often cutting-edge global advertising campaigns have garnered significant publicity, notoriety and debate among customers and consumers, as well as within the fashion industry over the years, and have helped to establish and maintain the Calvin Klein name and image. Calvin Klein has a dedicated in-house advertising agency, with experienced in-house creative and media teams that develop and execute a substantial portion of the institutional consumer advertising placement for products under the Calvin Klein brands, which include those of our Calvin Klein licensees. The advertising team works closely with other functional areas within Calvin Klein and its licensing and other partners to deliver a consistent and unified brand message to the consumer.

Calvin Klein oversees a worldwide marketing, advertising and promotions program. Calvin Klein products are advertised primarily in national print media, through outdoor signage, the internet and on television. During 2011, we significantly increased the digital and online focus of marketing for the Calvin Klein brands. We believe promotional activities throughout the year further strengthen brand awareness of the Calvin Klein brands. In addition to offering a broad array of Calvin Klein apparel and licensed products, Calvin Klein’s website, www.calvinklein.com, also serves as a marketing vehicle to complement the ongoing development of the brands.

Calvin Klein also has a dedicated Global Communications agency, which incorporates corporate communications, public relations, celebrity dressing and special events. This group coordinates many global events including the Spring and Fall Calvin Klein Collection fashion shows in New York City and Milan, which generate industry media coverage. Other Calvin Klein promotional efforts include product launch events, gift-with-purchase programs and participation in charitable events and initiatives. Calvin Klein also outfits celebrities for its events, as well as award ceremonies and premieres.

We believe that Tommy Hilfiger is also one of the world’s most well-known designer brands. This has been achieved through consistent implementation of a global communications strategy across all channels of distribution. The Tommy Hilfiger marketing and communications team works closely with all functional areas of the business and across all regions to present a cohesive brand message to retail customers and consumers. We develop and coordinate Tommy Hilfiger advertising for all regions and product lines, brand licensees and regional distributors. Advertisements for Tommy Hilfiger brand products appear primarily in fashion and lifestyle magazines, newspapers, outdoor media, in cinema and on television. We also have increased the digital and online focus of marketing for the Tommy Hilfiger brands. Selected personal appearances by Mr. Hilfiger, runway shows, brand events, corporate sponsorships, customer relationship management, anchor and flagship stores, trade shows and retail store windows are also used as marketing and public relations media. Tommy Hilfiger employs advertising, marketing and communications staff, including an in-house creative team, as well as outside agencies, to implement these efforts. Most of Tommy Hilfiger’s licensees and distributors are required to contribute a percentage of their net sales of Tommy Hilfiger products, generally subject to minimum amounts, to the advertising and promotion of the Tommy Hilfiger brand and products. We maintain multiple showroom facilities and sales offices in Europe, North America and Asia for Tommy Hilfiger. We launch significant brand advertising campaigns two times per year in Spring/Summer and Fall/Winter to provide maximum consumer visibility of the new seasonal collections and to support sell-through. In addition to offering a broad array of Tommy Hilfiger apparel and licensed products, Tommy Hilfiger’s website, www.tommy.com, also serves as a marketing vehicle to complement the ongoing development of the Tommy Hilfiger lifestyle brands.

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

We beneficially own the Calvin Klein marks and derivative marks in all trademark classes and for all product categories within each class, other than underwear, sleepwear and loungewear in Class 25 (which are beneficially owned by Warnaco). Calvin Klein and Warnaco are each an owner, to the extent described in the preceding sentence, of the Calvin Klein Trademark Trust, which is the sole and exclusive title owner of substantially all registrations of the Calvin Klein trademarks. The sole purpose of the Trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the Trust pursuant to a servicing agreement. The Trust licenses to Warnaco on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks on men’s and boys’ underwear and sleepwear and women’s and girls’ intimate apparel and sleepwear, and to Calvin Klein on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks on all other products. Warnaco pays us an administrative fee based on Warnaco’s worldwide sales of underwear, intimate apparel and sleepwear products bearing any of the Calvin Klein marks under an administration agreement between Calvin Klein and Warnaco.

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

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. Our obligation to make contingent purchase price payments to Mr. Klein is guaranteed by our domestic Calvin Klein subsidiaries and is secured by a pledge of all of the equity interests in our Calvin Klein subsidiaries and a first priority lien on substantially all of our domestic Calvin Klein subsidiaries’ assets. Events of default under the agreements governing the collateral for our contingent payment obligations to Mr. Klein include, but are not limited to (1) our failure to make payments to Mr. Klein when due, (2) covenant defaults, (3) cross-defaults to other indebtedness in excess of an agreed amount, (4) events of bankruptcy, (5) monetary judgment defaults and (6) a change of control, including the sale of any portion of the equity interests in our Calvin Klein subsidiaries. An event of default under those agreements would permit Mr. Klein to foreclose on his security interest in the collateral. In addition, if we fail to pay Mr. Klein a contingent purchase price payment when due and such failure to pay continues for 60 days or more after a final judgment by a court is rendered relating to our failure to pay, Mr. Klein will no longer be restricted from competing with us as he otherwise would be under the non-competition provisions contained in the purchase agreement related to our acquisition of Calvin Klein, although he would still not be able to use any of the Calvin Klein brands or any similar trademark in any competing business.

We completed a transaction on September 7, 2011 that resulted in the reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license. We paid $25.0 million as consideration for this transaction. In addition, we are required to make annual contingent purchase price payments based on a percentage of annual sales over a certain threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25.0 million aggregate maximum.

Competition

The apparel industry is competitive as a result of its fashion orientation, mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. We compete with numerous domestic and foreign designers, brands, manufacturers and retailers of apparel, accessories and footwear, including Ralph Lauren Corporation, V.F. Corporation and Perry Ellis International, Inc. With respect to Calvin Klein, we believe The Donna Karan Company LLC, Ralph Lauren’s Purple Label, Giorgio Armani S.p.A., Gucci Group N.V., Prada S.p.A. Group and Michael Kors Holdings Limited also are our competitors. With respect to Tommy Hilfiger, whose competitors vary by geography and product type, we believe Burberry Group PLC, Gant Company AB, Hugo Boss AG, Lacoste S.A., Diesel S.p.A., Pepe Jeans, S.L. and Guess?, Inc. also are our competitors. In addition, we face significant competition from retailers, including our own wholesale customers, through their private label programs.

We compete primarily on the basis of style, quality, price and service. Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in these areas. We believe we are well-positioned to compete in the apparel industry. Our diversified portfolio of brands and products and our use of multiple channels of distribution have allowed us to develop a business that produces results which are not dependent on any one demographic group, merchandise preference, distribution channel or geographic region. We have developed a portfolio of brands that appeal to a broad spectrum of consumers. Our owned brands have long histories and enjoy high recognition within their respective consumer segments. We develop our owned and licensed brands to complement each other and to generate strong consumer loyalty. The Calvin Klein and Tommy Hilfiger brands generally provide us with the opportunity to develop businesses that target different consumer groups at higher price points and in higher-end distribution channels than our heritage brands, as well as with significant global opportunities due to the worldwide recognition of the brands.

Imports and Import Restrictions

A substantial portion of our products is imported into the United States, Canada, Europe and Asia. These products are subject to various customs laws, which may impose tariffs, as well as quota restrictions. Under the provisions of the World Trade Organization (“WTO”) agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions generally do not affect our business in most countries. Presently, a portion of our imported products is eligible for certain duty-advantaged programs, including the North American Free Trade Agreement, Africa Growth & Opportunity Act, Central American Free Trade Agreement, Jordan Free Trade Agreement, Egypt Qualifying Industrial Zones, and Andean Trade Promotion and Drug Eradication Act.

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

Employees

As of January 29, 2012, we employed approximately 10,900 persons on a full-time basis and approximately 14,800 persons on a part-time basis. Approximately 2% of our employees were represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	54	Chairman and Chief Executive Officer
Allen E. Sirkin	69	President
Michael A. Shaffer	49	Executive Vice President and Chief Operating & Financial Officer
Francis K. Duane	55	Chief Executive Officer, Wholesale Apparel
Paul Thomas Murry	61	President and Chief Executive Officer, Calvin Klein
Fred Gehring	57	Chief Executive Officer of Tommy Hilfiger and International Operations of the Company

Mr. Emanuel Chirico joined us as Vice President and Controller in 1993. Mr. Chirico was named Executive Vice President and Chief Financial Officer in 1999, President and Chief Operating Officer in 2005, Chief Executive Officer in February 2006, and Chairman of the Board in June 2007.

Mr. Allen E. Sirkin has been employed by us since 1985. He served as Chairman of our Apparel Group from 1990 until 1995, was named Vice Chairman, Dress Shirts in 1995, and President and Chief Operating Officer in March 2006. Mr. Sirkin relinquished his title and duties as Chief Operating Officer in February 2012 in connection with his upcoming retirement in June 2012.

Mr. Michael A. Shaffer has been employed by us since 1990. He served as Senior Vice President, Retail Operations immediately prior to being named Executive Vice President, Finance in 2005, Executive Vice President and Chief Financial Officer in March 2006, and Executive Vice President and Chief Operating & Financial Officer in February 2012.

Mr. Francis K. Duane served as President of our Izod division from 1998 until 2001, was named Vice Chairman, Sportswear in 2001, Vice Chairman, Wholesale Apparel in March 2006, and Chief Executive Officer, Wholesale Apparel in February 2012.

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

Item 1A. Risk Factors

Recent and future economic conditions, including turmoil in the financial and credit markets, have affected, and in the future may adversely affect, our business.

Economic conditions have affected, and in the future may adversely affect, our business, our customers and our financing and other contractual arrangements. Recent economic developments have led to a reduction in consumer spending overall, which could have an adverse impact on our revenue and profitability. Such events have affected, and in the future could adversely affect, the businesses of our wholesale and retail customers, which, among other things, have resulted and may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, and may continue to cause such customers to reduce or discontinue orders of our products. Financial difficulties of customers may also affect the ability of our customers to access credit markets or lead to higher credit risk relating to receivables from customers.

Recent or future turmoil in the financial and credit markets could make it more difficult for us to obtain financing or refinance existing debt when the need arises or on terms that would be acceptable to us.

A substantial portion of our revenue and gross profit is derived from a small number of large customers and the loss of any of these customers could substantially reduce our revenue.

A few of our customers account for significant portions of our revenue. Sales to our five largest customers were 19.5% of our revenue in 2011, 22.6% of our revenue in 2010 and 31.0% of our revenue in 2009. Macy’s, our largest customer, accounted for 9.4% of our revenue in 2011, 10.1% of our revenue in 2010 and 11.9% of our revenue in 2009.

Tommy Hilfiger is party to a strategic alliance with Macy’s providing for the exclusive wholesale distribution in the United States of most men’s, women’s and children’s sportswear under the Tommy Hilfiger brand. The current term of the agreement with Macy’s ends on January 31, 2014 and is renewable at the option of Macy’s for up to two additional renewal terms of three years each. As a result of this strategic alliance, the success of Tommy Hilfiger’s North American wholesale business is substantially dependent on this relationship and on Macy’s ability to maintain and increase sales of Tommy Hilfiger products. Upon the expiration of the current term of the Macy’s agreement and each subsequent three-year term, Macy’s may be unwilling to renew the Macy’s agreement on favorable terms, or at all. In addition, our United States wholesale businesses may be affected by any operational or financial difficulties that Macy’s experiences, including any deterioration in Macy’s overall ability to attract customer traffic or in its overall liquidity position.

Other than Tommy Hilfiger’s strategic alliance with Macy’s, we do not have long-term agreements with any of our customers and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners, could substantially reduce our revenue and materially adversely affect our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes, as well as management changes, and we expect such changes to be ongoing. In addition, store closings by our customers decrease the number of stores carrying our apparel products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets or marketing strategies. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

We may not be able to continue to develop and grow our Calvin Klein and Tommy Hilfiger businesses in terms of revenue and profitability.

A significant portion of our business strategy involves growing our Calvin Klein and Tommy Hilfiger businesses. Our realization of revenue and profitability growth from Calvin Klein and Tommy Hilfiger will depend largely upon our ability to:

•	continue to maintain and enhance the distinctive brand identities of the Calvin Klein and Tommy Hilfiger brands;

•	retain key employees at our Calvin Klein and Tommy Hilfiger businesses;

•	continue to maintain good working relationships with Calvin Klein’s and Tommy Hilfiger’s licensees;

•	continue to enter into new (or renew or extend existing) licensing agreements for the Calvin Klein and Tommy Hilfiger brands; and

•	continue to strengthen and expand the Tommy Hilfiger business.

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

The success of our Calvin Klein and Tommy Hilfiger businesses depends on the value of our Calvin Klein and Tommy Hilfiger brands, and if the value of either of those brands were to diminish, our business could be adversely affected.

Our success depends on our brands and their value. The Calvin Klein name is integral to the existing Calvin Klein business, as well as to our strategies for continuing to grow and expand Calvin Klein. The Calvin Klein brands could be adversely affected if Mr. Klein’s public image or reputation were to be tarnished. We have similar exposure with respect to the Tommy Hilfiger brands. Mr. Hilfiger is closely identified with the Tommy Hilfiger brand and any negative perception with respect to Mr. Hilfiger could adversely affect the Tommy Hilfiger brand. In addition, under Mr. Hilfiger’s employment agreement, if his employment is terminated for any reason, his agreement not to compete with the Tommy Hilfiger business will expire two years after such termination. Although Mr. Hilfiger could not use any Tommy Hilfiger trademark in connection with a competitive business, his association with a competitive business could adversely affect the Tommy Hilfiger business.

Our level of debt could impair our financial condition.

As of January 29, 2012, we had outstanding an aggregate of $1.2 billion of term loan borrowings under our amended senior secured credit facility, $600 million of senior unsecured notes and $100 million of secured debentures. Our level of debt could have important consequences to investors, including:

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

We have exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with certain international inventory purchases. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these international inventory purchases, but we are unable to entirely eliminate these risks.

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

We have licensed businesses in countries that are or have been subject to exchange rate control regulations and have, as a result, experienced difficulties in receiving payments owed to us when due, with amounts left unpaid for extended periods of time. Although the amounts to date have been immaterial to us, as our international businesses grow and if controls are enacted or enforced in additional countries, there can be no assurance that such controls would not have a material and adverse effect on our business, financial condition or results of operations.

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

•
political or military conflict involving the United States, Europe, or Japan, which could cause a delay in the transportation of our products and raw materials to us and an increase in transportation costs;

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

We require our manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices, and our staff and third parties we retain for such purposes periodically visit and monitor the operations of these independent parties to determine compliance. However, we do not control our manufacturers or their labor and other business practices. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. This could be more adverse if multiple manufacturers engaged in these types of activities. Any of these events could have a material adverse effect on our revenue and, consequently, our results of operations.

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

A portion of our revenue is dependent on royalties and licensing.

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

Our North American retail stores are located principally in outlet malls, which are typically located in or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. As a result, reduced travel resulting from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks could have a material adverse affect on us, particularly if such events impact certain of our higher-volume retail locations. Other factors that could affect the success of our stores include:

•	the location of the mall or the location of a particular store within the mall;

•	the other tenants occupying space at the mall;

•	increased competition in areas where the outlet malls are located; and

•	the amount of advertising and promotional dollars spent on attracting consumers to the malls.

We may be unable to protect our trademarks and other intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights. Since our acquisitions of Calvin Klein and Tommy Hilfiger, we are more susceptible to infringement of our intellectual property rights, as the Calvin Klein and Tommy Hilfiger brands enjoy significant worldwide consumer recognition, and the generally higher pricing of Calvin Klein and Tommy Hilfiger branded products creates additional incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenue. We cannot assure you that the actions we take to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of their own trademarks and intellectual property rights. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. For example, in the past we were involved in proceedings relating to a company’s claim of prior rights to the IZOD mark in Mexico and to another company’s claim of prior rights to the Calvin Klein mark in Chile. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands, both domestically and internationally.

The success of our dress furnishings business is dependent on the strategies and reputation of our licensors.

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. This strategy is designed to provide stability should market trends shift. As part of this strategy we license the names and brands of recognized designers and celebrities, including Kenneth Cole, Sean “Diddy” Combs (Sean John), Donald J. Trump, Michael Kors, Joseph Abboud, Donna Karan (DKNY), Ike Behar, Elie Tahari, John Varvatos and Robert Graham. In entering into these license agreements, we target our products towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition between our own products and maximize profitability. If any of our licensors determines to “reposition” a brand we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual’s images, reputations or popularity were to be negatively impacted.

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

We have direct operations in many countries, including the United States, Canada, the Netherlands, Germany, the United Kingdom, Italy, Japan, Hong Kong and China, and the applicable tax rates vary by jurisdiction. As a result, our overall effective tax rate could be materially affected by the relative level of earnings in the various taxing jurisdictions to which our earnings are subject. In addition, the tax laws and regulations in the countries where we operate may be subject to change and there may be changes in interpretation and enforcement of tax law. As a result, we may pay additional taxes if tax rates increase, or if tax laws, regulations or treaties in the jurisdictions where we operate are modified by the competent authorities in an adverse manner.

In addition, various national and local taxing authorities periodically examine us and our subsidiaries. The resolution of an examination or audit may result in us paying more than the amount that we may have reserved for a particular tax matter, which could have a material adverse effect on our cash flows, business, financial condition and results of operations for any affected reporting period.

We and our subsidiaries are engaged in a number of intercompany transactions. Although we believe that these transactions reflect arm’s length terms and that proper transfer pricing documentation is in place, which should be respected for tax purposes, the transfer prices and conditions may be scrutinized by local tax authorities, which could result in additional tax becoming due.

If we are unable to fully utilize our deferred tax assets, our profitability could be reduced.

Our deferred income tax assets are valuable to us. These assets include tax loss and foreign tax credit carryforwards in various jurisdictions. Realization of deferred tax assets is based on a number of factors, including whether there will be adequate levels of taxable income in future periods to offset the tax loss and foreign tax credit carryforwards in jurisdictions where such assets have arisen. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future. In assessing the adequacy of our valuation allowances, we consider various factors including reversal of deferred tax liabilities, forecasted future taxable income and potential tax planning strategies. These factors could reduce the value of the deferred tax assets, which could have a material effect on our profitability.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties which we currently occupy are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate, apparel and footwear administrative offices and showrooms	Leased	209,000
New York, New York	Tommy Hilfiger administrative offices and showrooms	Leased	252,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	183,000
Bridgewater, New Jersey	Corporate, finance and retail administrative offices	Leased	234,000
Amsterdam, The Netherlands	Tommy Hilfiger administrative offices, warehouse and showrooms	Leased	242,000
McDonough, Georgia	Warehouse and distribution center	Leased	851,000
Venlo/Tegelen, The Netherlands	Warehouse and distribution centers	Leased	780,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	747,000
Chattanooga, Tennessee	Warehouse and distribution center	Owned	451,000
Reading, Pennsylvania	Warehouse and distribution center	Owned	410,000
Los Angeles, California	Warehouse and neckwear manufacturing facility	Leased	200,000
Brinkley, Arkansas	Warehouse and distribution center	Owned	112,000
Hong Kong, China	Corporate administrative offices	Leased	68,000
Urayasu-shi, Japan	Warehouse and distribution center	Leased	59,000
Dusseldorf, Germany	Tommy Hilfiger showrooms	Leased	57,000
Trento, Italy	Calvin Klein administrative offices and warehouse	Leased	44,000

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and the dividends declared on our common stock appear in the Notes to Consolidated Financial Statements included in Item 8 of this report under Note 11, “Stockholders’ Equity,” and under the heading “Selected Quarterly Financial Data- Unaudited” on page F-49. See Note 6, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 13, 2012, there were 651 stockholders of record of our common stock. The closing price of our common stock on March 13, 2012 was $89.00.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2011
November 27, 2011	122	$68.17	—	—
November 28, 2011
January 1, 2012	—	—	—	—
January 2, 2012
January 29, 2012	78	62.81	—	—
Total	200	$66.08	—	—
___________________

(1)
Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the fourth quarter of 2011 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the Russell Midcap Index and the S&P 400 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended January 29, 2012.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
2/4/07
2/3/08
2/1/09
1/31/10
1/30/11
1/29/12
PVH Corp.
Russell Midcap Index
S&P 400 Apparel, Accessories & Luxury Goods

Value of $100.00 invested after 5 years:

Our Common Stock	$142.01
Russell Midcap Index	$109.40
S&P 400 Apparel, Accessories & Luxury Goods Index	$168.25

Item 6. Selected Financial Data

Selected Financial Data appears under the heading “Ten Year Financial Summary” on pages F-54 and F-55.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including our own brands - Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW and Bass and our licensed brands - Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Sean John, Chaps, Donald J. Trump Signature Collection, JOE Joseph Abboud, DKNY, Ike Behar and John Varvatos, as well as certain other licensed and various private label brands.

Our revenue reached a record $5.891 billion in 2011, approximately 40% of which was generated internationally. Our global designer lifestyle brands, Tommy Hilfiger and Calvin Klein, together generated approximately 70% of our revenue during 2011. Our business strategy is to manage and market a portfolio of nationally and internationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. We have enhanced this strategy by expanding our portfolio of brands through acquisitions of leading renowned designer brands, such as Calvin Klein (February

2003) and Tommy Hilfiger (May 2010), that offer additional geographic distribution channel and price point opportunities in our areas of established expertise, dress shirts and sportswear. A significant portion of our total income is derived from international sources, which, prior to the acquisition of Tommy Hilfiger, had been primarily driven by the international component of our Calvin Klein licensing business. The Calvin Klein acquisition enhanced our business strategy by providing us with an established international licensing business, which does not require working capital investments. We have successfully pursued growth opportunities through disciplined extension of the Calvin Klein brands by launching our outlet retail and men’s sportswear operations in North America and by licensing the brands for additional product categories and geographic areas. We believe that the acquisition of Tommy Hilfiger has advanced our business strategy by adding a designer lifestyle brand with global growth opportunities and by establishing an international platform in Europe that is a strategic complement to our strong North American presence and provides us with the resources and expertise needed to grow our brands and businesses internationally. We have a division managed by a team of Tommy Hilfiger executives based in Amsterdam whose purposes include pursuing international opportunities for our brands. We recently announced that we will be exercising our rights to reacquire the existing license agreements held by affiliates of The Warnaco Group, Inc. for the distribution and sale of apparel and accessories and the operation of retail stores in Europe under the ck Calvin Klein brand. We will commence our operations in 2013. We believe that this represents a significant opportunity to invest in the global potential of the Calvin Klein brand, as we plan to leverage Tommy Hilfiger’s established European platform to accelerate the growth of this business.

We paid $2.5 billion in cash through the incurrence of indebtedness and issued 7.9 million shares of our common stock as consideration for the Tommy Hilfiger acquisition, for total consideration of approximately $3.0 billion. We made approximately $450 million in debt payments in 2011, for a total of approximately $700 million in payments since the closing of the acquisition. The majority of these payments were voluntary. We plan to continue to strengthen our balance sheet through deleveraging and effective working capital management. We believe that our persistent focus on and enhancement of our business strategies and our balance sheet strength will allow us to continue to invest in our businesses and capitalize on opportunities for future growth.

RESULTS OF OPERATIONS

Operations Overview

We generate net sales from (i) the wholesale distribution to wholesale customers and franchise, licensee and distributor operated stores of men’s dress shirts and neckwear, men’s and women’s sportswear, footwear, accessories and related products; and (ii) the sale through over 1,000 company-operated retail locations worldwide of apparel, footwear, accessories and other products under our Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD and Bass trademarks.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 79% of total royalty, advertising and other revenue in 2011, is derived across various regions under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings, offered under our Calvin Klein brands.

Gross profit on total revenue is total revenue less cost of goods sold. Included as cost of goods sold are costs associated with the production and procurement of product, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges. All of our royalty, advertising and other revenue is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

We completed the acquisition of Tommy Hilfiger in the second quarter of 2010. We recorded pre-tax charges in 2010 in connection with the acquisition and integration of Tommy Hilfiger that totaled $338.3 million, which included: (i) a loss of $140.5 million associated with hedges against Euro to United States dollar exchange rates relating to the purchase price; (ii) short-lived non-cash valuation amortization charges of $76.8 million, which became fully amortized during 2010; and (iii) transaction, integration, restructuring and debt extinguishment costs of $121.0 million. We incurred pre-tax charges of $69.5 million during 2011 in connection with the integration and the related restructuring, including product exit charges. We expect to incur additional pre-tax charges of approximately $30.0 million during 2012 in connection with the continued integration and the related restructuring.

We exited in the fourth quarter of 2010 our United Kingdom and Ireland Van Heusen dresswear and accessories business. We recorded in 2010 pre-tax charges in connection with this exit of $6.6 million, which consists principally of non-cash charges.

We amended and restated our senior secured credit facility in the first quarter of 2011. We recorded debt modification costs of $16.2 million in connection with this transaction. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

We negotiated during the second quarter of 2011 the early termination of our license to market sportswear under the Timberland brand and will be exiting the business in 2012. We also announced during the fourth quarter of 2011 that we will be exiting the Izod women’s wholesale sportswear business beginning in 2012. We incurred pre-tax charges of $8.1 million during 2011 in connection with these two initiatives.

We reacquired during the third quarter of 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license. We paid $25.0 million as consideration for this transaction. In connection with the transaction, we were required to record an expense of $20.7 million due to the settlement of an unfavorable contract as a result of a pre-existing relationship with the licensee, as the license provided favorable terms to the licensee. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

We entered into agreements during 2011 to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership will be effective December 31, 2012. Under these agreements, we made a payment of $9.6 million (based on the applicable exchange rate in effect on the payment date) to the licensee during the fourth quarter of 2011 and are required to make an additional payment of approximately $25.0 million (which is subject to change based on the applicable exchange rate in effect on the payment date) to the licensee in the fourth quarter of 2012. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

The following table summarizes our income statements in 2011, 2010 and 2009:

	2011	2010	2009
(dollars in millions)
Net sales	$5,410.0	$4,219.7	$2,070.8
Royalty revenue	356.0	306.7	239.3
Advertising and other revenue	124.6	110.4	88.7
Total revenue	5,890.6	4,636.8	2,398.7
Gross profit	3,055.9	2,422.0	1,182.6
% of total revenue	51.9%	52.2%	49.3%
Selling, general and administrative expenses	2,481.4	2,071.4	938.8
% of total revenue	42.1%	44.7%	39.1%
Debt modification and extinguishment costs	16.2	6.7	—
Other loss	—	140.5	—
Equity in income of unconsolidated affiliates	1.4	—	—
Income before interest and taxes	559.7	203.4	243.8
Interest expense	129.4	128.6	33.5
Interest income	1.3	1.7	1.3
Income before taxes	431.6	76.6	211.6
Income tax expense	113.7	22.8	49.7
Net income	$317.9	$53.8	$161.9

Total Revenue

Our net sales were $5.410 billion in 2011, $4.220 billion in 2010 and $2.071 billion in 2009. The 2011 net sales increase of $1.190 billion as compared to 2010 net sales was due principally to the effect of the following items:

•
The addition of $433.7 million and $267.6 million of first quarter net sales in our Tommy Hilfiger International and Tommy Hilfiger North America segments, respectively, as the acquisition was not completed until the second quarter of 2010.

•
The addition of $262.2 million and $116.6 million, attributable to second through fourth quarter growth in the Tommy Hilfiger International and Tommy Hilfiger North America segments, respectively. This increase was driven by low double-digit growth in the European wholesale division, combined with retail comparable store sales growth of 10% and 14% for our Tommy Hilfiger International and Tommy Hilfiger North America retail businesses, respectively. Also contributing to the revenue increase was a net benefit of approximately $55 million in our Tommy Hilfiger International segment from year-over-year foreign exchange rate changes versus the United States dollar in 2011 as compared to 2010.

•
The addition of $85.1 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, as our Calvin Klein outlet retail business posted a 16% increase in comparable store sales in 2011 and the wholesale business experienced low double-digit growth.

•	The addition of $41.0 million of sales attributable to growth in our Heritage Brand Wholesale Dress Furnishings segment.

•	The addition of $7.9 million of sales attributable to growth in our Heritage Brand Retail segment, due principally to a 2% increase in retail comparable stores sales in 2011.

•	The addition of $7.5 million of net sales attributable to growth in our Calvin Klein Licensing segment.

•
The reduction of $31.2 million of sales attributable to our Heritage Brand Wholesale Sportswear segment, which was driven particularly by decreases in the Izod division and the soon-to-be exited Timberland division.

The 2010 net sales increase of $2.149 billion as compared to 2009 net sales was due principally to the effect of the following items:

•
The addition of $1.008 billion and $889.6 million of net sales attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, respectively, as a result of the acquisition of Tommy Hilfiger early in the second quarter of 2010.

•
The addition of $129.4 million of combined net sales attributable to growth in our Heritage Brand Wholesale Dress Furnishings and Heritage Brand Wholesale Sportswear segments resulting from better performance across almost all brands, with Van Heusen performing particularly well.

•
The addition of $88.0 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, as both our Calvin Klein wholesale and retail divisions exhibited strong growth during 2010. Comparable store sales in our Calvin Klein outlet retail division increased 13% in 2010.

•	The addition of $28.6 million of net sales attributable to growth in our Heritage Brand Retail segment. This was principally driven by an overall comparable store sales increase of 8%.

•	The addition of $5.6 million of net sales attributable to growth in our Calvin Klein Licensing segment.

Royalty, advertising and other revenue was $480.6 million in 2011 as compared to $417.1 million in 2010. Of this $63.5 million increase, $25.6 million was attributable to Tommy Hilfiger, due principally to the addition of first quarter royalty, advertising and other revenue, combined with second through fourth quarter increases due to growth in Central and South America and Asia, and strong performance in tailored apparel, fragrance and eyewear. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased $28.1 million, or 11%, as compared to 2010 driven by growth across virtually all product categories and regions, with jeanswear, underwear, fragrance, footwear, accessories and women’s sportswear and dresses performing particularly well. Calvin Klein advertising and other revenue increased $11.1 million to $108.6 million in 2011 as compared to 2010, driven principally by the launch in the first quarter of 2011 of the global marketing campaign supporting the introduction of the new ck one lifestyle brand for jeanswear, underwear and fragrance. Such advertising and other revenue is generally collected and spent and, therefore, is presented as both a revenue and an expense within our income statement, with minimal net impact on earnings.

Royalty, advertising and other revenue was $417.1 million in 2010 as compared to $328.0 million in 2009. Of the $89.1 million increase, $47.8 million was attributable to the acquisition of Tommy Hilfiger. Within the Calvin Klein Licensing segment, royalty revenue increased $26.0 million, or 12%, as compared to 2009 due to strong performance across virtually all product categories, with jeanswear, underwear, fragrance, watches, women’s sportswear and dresses performing particularly well. In addition, advertising and other revenue increased $13.2 million for the Calvin Klein Licensing segment.

Revenue in 2012 is currently projected to be relatively flat to up 2% as compared to 2011, including a negative impact of approximately 4%, of which approximately $150 million is attributable to projected differences in foreign currency translation (principally related to an expected weaker Euro to United States dollar exchange rate) and approximately $100 million is attributable to the 2012 exit from the Timberland and Izod women’s wholesale sportswear businesses. Revenue for the Tommy Hilfiger business is expected to be relatively flat to up 2% as compared to 2011, including a negative impact of approximately 5% due to projected differences in foreign currency translation. Revenue for the Calvin Klein business is expected to grow 5% to 7% as compared to 2011. Calvin Klein royalty revenue is expected to be negatively impacted by projected differences in foreign currency translation, our upcoming reacquisition of the license for ck Calvin Klein apparel and accessories in Europe as discussed above, challenging business conditions for our licensees in Europe and a reduction in licensee selling of Calvin Klein branded products in secondary channels. Revenue for the Heritage Brand business is expected to decrease 3% to 4% as compared to 2011, including a negative impact of approximately 6% due to the exit of businesses as discussed above.

Gross Profit on Total Revenue

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross profit as a percentage of total revenue for 2011, 2010 and 2009:

	2011	2010	2009
Components of revenue:
Net sales	91.8%	91.0%	86.3%
Royalty, advertising and other revenue	8.2%	9.0%	13.7%
Total	100.0%	100.0%	100.0%
Gross profit as a % of total revenue	51.9%	52.2%	49.3%

Gross profit on total revenue in 2011 was $3.056 billion, or 51.9% of total revenue, compared to $2.422 billion, or 52.2% of total revenue in 2010. Gross profit as a percentage of revenue decreased 30 basis points in 2011 as compared with 2010, due principally to (i) the negative impact of higher overall product costs in 2011, particularly in the second half of the year, and increased promotional selling during 2011 in our Izod and Timberland wholesale sportswear divisions; (ii) the negative impact of a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, decreased in 2011 as a percentage of total revenue; (iii) the positive impact of the absence in 2011 of $44.5 million of short-lived non-cash valuation amortization charges that were recorded during 2010 as a result of the Tommy Hilfiger acquisition; and (iv) the positive impact of owning Tommy Hilfiger for a full year in 2011, as Tommy Hilfiger’s gross profit rates are higher than our other non-licensing businesses.

Gross profit as a percentage of total revenue increased 290 basis points in 2010 as compared with 2009, due principally to (i) the positive impact of the addition of Tommy Hilfiger, which has higher gross margin percentages as discussed above; (ii) the negative impact of the charges that were recorded in 2010 as a result of the Tommy Hilfiger acquisition, principally related to short-lived non-cash valuation amortization; and (iii) the negative impact of a change in revenue mix, as royalty, advertising and other revenue decreased as a percentage of total revenue.

We currently expect that the gross profit percentage on total revenue in 2012 will increase as compared with 2011. While year-over-year product cost increases are expected to negatively impact the first half of 2012, product costs are expected to decline starting with product for the Fall 2012 season, which we will begin selling late in the second quarter of 2012. In addition, we expect to realize increased selling prices during 2012. We also expect an increase as we expect our Tommy Hilfiger businesses, which have higher gross margin percentages than our other non-licensing businesses, to increase as a percentage of our total revenue. Further, the planned 2012 exits of the Timberland and Izod women’s wholesale sportswear businesses, both of which have low gross margin percentages and underperformed in 2011, should increase our overall margin.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses were as follows:

	2011	2010	2009
(dollars in millions)
SG&A expenses	$2,481.4	$2,071.4	$938.8
% of total revenue	42.1%	44.7%	39.1%

SG&A expenses in 2011 were $2.481 billion, or 42.1% of total revenue, as compared to $2.071 billion, or 44.7% of total revenue in 2010. The 260 basis point decrease in SG&A expenses as a percentage of total revenue was due primarily to leveraging of expenses. Also contributing to the decrease was a net decrease in one-time acquisition, integration and related restructuring costs. The costs of $90.7 million incurred in 2011 resulted from the continuing integration of Tommy Hilfiger and the related restructuring, the settlement of the unfavorable pre-existing license agreement in connection with our reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license, our negotiated early termination of our license to market sportswear under the Timberland brand and our 2012 exit of the Izod women’s wholesale sportswear business. These expenses were less than transaction, restructuring, short-lived non-cash valuation amortization and other charges of $150.6 million incurred in 2010 related to our acquisition and integration of Tommy Hilfiger and the exit from our United Kingdom and Ireland Van Heusen dresswear and accessories business.

SG&A expenses in 2010 were $2.071 billion, or 44.7% of total revenue, as compared to $938.8 million, or 39.1% of total revenue in 2009. Included in the 560 basis point increase in SG&A expenses as a percentage of total revenue were $150.6 million of transaction, restructuring, short-lived non-cash valuation amortization and other charges related to our acquisition and integration of Tommy Hilfiger and costs associated with the exit from our United Kingdom and Ireland Van Heusen dresswear and accessories business. The remaining increase was principally attributable to Tommy Hilfiger’s large international presence, as international apparel businesses typically have higher SG&A expense percentages than domestic apparel businesses. In addition, the significant majority of Tommy Hilfiger’s North America operations consists of its retail business, and retail businesses typically have higher SG&A expense percentages than wholesale businesses. Also contributing to the SG&A expense percentage increase was an increase in advertising expenses related to our Calvin Klein and heritage brands.

We currently expect that our SG&A expenses as a percentage of total revenue in 2012 will decrease as compared to 2011 due principally to reduced integration and restructuring costs associated with Tommy Hilfiger, combined with the absence of the above-mentioned settlement expense associated with our reacquisition of the rights in India to the Tommy Hilfiger trademarks, the termination of our Timberland license and our 2012 exit of the Izod women’s wholesale sportswear business. Partially offsetting this decrease is an expected increase in pension expense due in large part to a decrease in discount rates.

Debt Modification Costs

We incurred costs totaling $16.2 million during 2011 in connection with the amendment and restatement of our senior secured credit facility. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of this transaction.

Debt Extinguishment

We incurred a loss of $6.7 million in 2010 on the extinguishment of our 7 1/4% senior notes due 2011 and our 8 1/8% senior notes due 2013. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of the tender for, and redemption of, these notes.

Other Loss

We settled on May 6, 2010 €1.550 billion of foreign currency forward exchange contracts, which we entered into in connection with the Tommy Hilfiger acquisition to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the acquisition purchase price was payable in cash and denominated in Euros. We recorded a pre-tax loss of $140.5 million during 2010 related to these contracts.

Equity in Income of Unconsolidated Affiliates

The equity in income of unconsolidated affiliates of $1.4 million during 2011 relates to our share of income from our joint ventures in China and India for the Tommy Hilfiger brand, which are accounted for under the equity method of accounting. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion of our investments in these joint ventures.

Interest Expense and Interest Income

Interest expense increased slightly to $129.4 million in 2011 from $128.6 million in 2010, principally as a result of the full year impact of our increased debt incurred related to the Tommy Hilfiger acquisition, mostly offset by the repayments of the debt, the majority of which were voluntary. We have made approximately $700 million of payments on the term loans since the acquisition date, approximately $450 million of which were made in 2011. Our amended and restated credit facility provides reduced borrowing spreads, as well as additional flexibility with respect to the application of voluntary prepayments. During the second quarter of 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion. Interest income decreased to $1.3 million in 2011 from $1.7 million in 2010 due principally to a decrease in our average cash position during the year.

Interest expense increased to $128.6 million in 2010 from $33.5 million in 2009, principally as a result of the issuance during the second quarter of 2010 of $600.0 million of 7 3/8% senior notes due 2020 and term loans of $1.9 billion borrowed under a new credit facility, the net proceeds of which were used in connection with the Tommy Hilfiger acquisition. We made voluntary debt payments of $250.0 million on the term loans during 2010. Interest income increased to $1.7 million in 2010 from $1.3 million in 2009 due principally to an increase in our average cash position during 2010.

Net interest expense for 2012 is currently expected to decrease to a range of $115 million to $117 million from $128.1 million in 2011, principally as a result of the impact of debt repayments we made in 2011, combined with additional repayments we expect to make in 2012. We currently plan on making approximately $300 million of additional debt payments on our term loans in the second half of 2012, the majority of which will be voluntary.

Income Taxes

Income tax expense was as follows:

	2011	2010	2009
(dollars in millions)
Income tax expense	$113.7	$22.8	$49.7
Income tax expense as a % of pre-tax income	26.3%	29.7%	23.5%

The effective tax rate for 2011 was 26.3% compared with 29.7% in 2010. Our effective tax rate in 2011 was lower than the United States statutory tax rate primarily due to the benefit of the overall lower tax rates in international jurisdictions partially offset by foreign earnings taxed in the United States. The 2011 effective tax rate was also impacted by a tax benefit resulting from revaluing certain deferred tax liabilities in connection with a decrease in the statutory tax rate in Japan.

Our effective tax rate of 29.7% in 2010 was lower than the United States statutory tax rate primarily due to the benefit of the overall lower tax rates in international jurisdictions partially offset by foreign earnings taxed in the United States. The 2010 effective tax rate was also impacted by a benefit resulting from the lapse of the statute of limitations with respect to previously unrecognized tax positions and a benefit from the reduction of the Netherlands tax rate in the fourth quarter from 25.5% to 25.0%. The 2010 effective tax rate was negatively impacted by the non-deductibility of certain costs, principally those associated with the Tommy Hilfiger acquisition.

We currently anticipate that our 2012 effective tax rate will be between 23.5% and 24.0%. As compared to the United States statutory tax rate, the 2012 effective tax rate is expected to be lower as a result of being favorably impacted by growth in our international Tommy Hilfiger business, a significant portion of which is subject to favorable tax rates. This international growth is also expected to favorably impact the 2012 effective tax rate as compared to 2011. In addition, the 2012 effective tax rate is expected to be favorably impacted by the continuation of tax synergies resulting from the Tommy Hilfiger acquisition and the elimination of the negative effect of foreign earnings taxed in the United States. It is possible that our estimated rate could change from the mix of international and domestic pre-tax earnings, or from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

We experienced a reduction in cash of $265.5 million during 2011, including $450.7 million of debt repayments. Cash flow in 2012 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments we make in 2012.

Operations

Cash provided by operating activities was $490.7 million in 2011, as compared to $359.2 million in 2010, due primarily to an increase in net income as adjusted to remove items related to investing or financing activities and noncash items.

Investments in Unconsolidated Affiliates

We formed a joint venture in China in 2011, in which we own a 45% equity interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the existing licensee, Dickson Concepts (International) Limited, on August 1, 2011. We made funding payments with respect to our 45% interest totaling $17.1 million during 2011.

We completed the acquisition in 2011 from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM International Limited (“GVM”), of a 50% equity interest in a company that has been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”), for $30.0 million. TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories in the region. We made additional payments totaling $1.6 million to TH India during 2011 with respect to our 50% interest.

Capital Expenditures

Our capital expenditures in 2011 were $169.8 million compared to $101.0 million in 2010. This increase was due principally to the addition of first quarter spending in our Tommy Hilfiger business combined with investments in the Tommy Hilfiger business, particularly related to the expansion of international operations and in our corporate infrastructure to support our expanded operations. We currently expect capital expenditures in 2012 to be approximately $250 million, which includes a shift into 2012 of expenditures previously planned to be made in 2011.

Acquisitions

Reacquisition of Tommy Hilfiger Tailored Apparel License

We entered into agreements during 2011 to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership will be effective December 31, 2012. Under these agreements, we made a payment of $9.6 million (based on the applicable exchange rate in effect on the payment date) to the licensee during the fourth quarter of 2011 and are required to make an additional payment of approximately $25.0 million to the licensee during 2012 (which amount may differ due to the actual exchange rate in effect on the payment date).

Tommy Hilfiger India Perpetually Licensed Rights Reacquisition

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM.  We paid $25.0 million during 2011 as consideration for the transaction. In addition, we are required to make annual contingent purchase price payments based on a percentage of annual sales over a certain threshold of

Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date.  Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one year period. The first one year period commenced on July 1, 2011.

In connection with the transaction, we recorded an expense of $20.7 million due to the settlement of an unfavorable contract as a result of a pre-existing relationship with the licensee, as the license provided favorable terms to the licensee.

Reacquisition of Tommy Hilfiger Handbag License

We entered into an agreement in 2010 to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger handbags outside of the United States. The effective date of the transfer of the rights was December 31, 2010. In connection with this transaction, we made a payment of $7.3 million, based on the applicable exchange rate in effect on the payment date, to the former licensee during the second quarter of 2010.

Tommy Hilfiger Acquisition

We completed our acquisition of Tommy Hilfiger on May 6, 2010. We paid $2.486 billion in cash and issued 7.9 million shares of our common stock, valued at $475.6 million, as consideration for the acquisition, for total consideration of approximately $3.0 billion. In addition, we entered into foreign currency forward exchange contracts to purchase €1.550 billion to hedge against our exposure to changes in the exchange rate for the Euro, as a portion of the cash component of the purchase price was denominated in Euros. We settled the foreign currency forward exchange contracts at a loss of $140.5 million on May 6, 2010 in connection with completing the acquisition.

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

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing this acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $50.7 million in 2011. We currently expect that such payments will be approximately $55 million in 2012.

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

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Our Series A convertible preferred stock participates in common stock dividends on an as-converted basis. Dividends on common and preferred stock totaled $10.9 million for 2011.

We currently project that cash dividends on our common and preferred stock in 2012 will be approximately $11.0 million based on our current dividend rate, the number of shares of our common and preferred stock outstanding at January 29, 2012 and our estimates of stock to be issued during 2012 under our stock incentive plans.

Financing Arrangements

Our capital structure was as follows:

(in millions)	January 29, 2012	January 30, 2011
Short-term borrowings	$13.0	$4.9
Current portion of long-term debt	70.0	—
Capital lease obligations	26.8	24.9
Long-term debt	1,832.9	2,364.0
Stockholders’ equity	2,715.4	2,442.5

In addition, we had $233.2 million and $498.7 million of cash and cash equivalents as of January 29, 2012 and January 30, 2011, respectively.

Short-Term Borrowings

One of our subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion ($13.0 million based on the Yen to United States dollar exchange rate in effect on January 29, 2012) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless we give notice of termination. The full amount of this facility was borrowed as of January 29, 2012. The weighted average interest rate on the funds borrowed at January 29, 2012 was 0.33%. The maximum amount of borrowings outstanding under this facility during the year ended January 29, 2012 was approximately $13.0 million.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $10.4 million in 2011.

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

7 3/8% Senior Notes Due 2020

Our $600.0 million 7 3/8% senior notes, which we issued on May 6, 2010, are due May 15, 2020. Interest on the 7 3/8% notes is payable semi-annually in arrears.

We may redeem some or all of these notes on or after May 15, 2015 at specified redemption prices. We may redeem some or all of these notes at any time prior to May 15, 2015 by paying a “make whole” premium. In addition, we may also redeem up to 35% of these notes prior to May 15, 2013, by paying a set premium, with the net proceeds of certain equity offerings.

Senior Secured Credit Facility

On May 6, 2010, we entered into and, on March 2, 2011, amended and restated our senior secured credit facility (“the amended facility”). The amended facility consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The amended facility provides reduced borrowing spreads, as well as additional flexibility with respect to the application of voluntary prepayments. The full benefit of the reduction in borrowing spreads is not expected to be realized due to the interest rate swap and cap agreements we entered into during the second quarter of 2011 for the intended purpose of reducing our exposure to interest rate volatility. Please refer to the discussion below for further detail on those agreements. By entering into the amended facility, we extended the maturity of the term loan A facilities and the revolving loan facilities from May 2015 to January 2016. The maturity of the term loan B facilities remained in May 2016.

In connection with the closing of the amended facility, we voluntarily prepaid approximately $150 million of borrowings with cash on hand. We paid $10.6 million of fees in cash in connection with the modification of our senior secured credit facility in the first quarter of 2011. We made additional payments of approximately $300 million during 2011 for a total reduction of approximately $700 million of the amount initially borrowed at the time of the Tommy Hilfiger acquisition closing. The revolving credit facilities remained undrawn upon the closing of the amended facility (with only letters of credit outstanding).

As of January 29, 2012, we had an aggregate of $1.203 billion of term loan borrowings under the amended facility outstanding (based on the applicable exchange rates on January 29, 2012). The amended facility provides for approximately $450 million of revolving credit (based on the applicable exchange rates on January 29, 2012), under which we had no revolving credit borrowings and $72.2 million of letters of credit outstanding as of January 29, 2012. The revolving credit facility was undrawn as of January 29, 2012.

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

The current applicable margins will be (a) in the case of the United States dollar-denominated term loan A facility, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.75%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.75%. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ending January 29, 2012 and each subsequent quarter, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted based on our leverage ratio.

On May 4, 2011, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632.0 million of our variable rate debt obligation under our United States dollar-denominated senior secured term loan A facility to fixed rate debt. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to $616.0 million as of January 29, 2012, and will continue to be reduced such that, based on our projections for future debt repayments, our outstanding debt under the facility is expected to always exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and we will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, on May 4, 2011, we entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement has been designed with the intended effect of capping the interest rate on an initial notional amount of €165.9 million of our variable rate debt obligation under our Euro-denominated senior secured term loan A and B facilities. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to €98.9 million as of January 29, 2012, and will continue to be adjusted such that our outstanding debt under the facilities is expected to always exceed the notional amount of the cap agreement. Under the terms of this agreement, the three-month Euro inter-bank borrowing rate (“EURIBOR”) that we will pay is capped at a rate of 2%. Therefore, the maximum amount of interest that we will pay on the notional amount will be at the 2% capped rate, plus the current applicable margin.

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

As of January 29, 2012, we were in compliance with all financial and non-financial covenants.

As of January 29, 2012, our corporate credit was rated Ba2 by Moody’s with a positive outlook and our issuer credit was rated BB+ by Standard & Poor’s with a stable outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Contractual Obligations

The following table summarizes, as of January 29, 2012, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2012	2013-2014	2015-2016	Thereafter
	(in millions)
Long-term debt(1)	$1,903.3	$70.0	$281.2	$852.1	$700.0
Interest payments on long-term debt(2)	619.1	96.7	178.3	135.0	209.1
Short-term borrowings	13.0	13.0	—	—	—
Operating and capital leases(3)	1,720.7	297.3	470.5	362.4	590.4
Inventory purchase commitments(4)	757.5	757.5	—	—	—
Minimum contractual royalty payments(5)	48.1	22.0	18.1	6.0	2.0
Non-qualified supplemental defined benefit plans(6)	30.5	2.6	5.6	5.4	16.9
Sponsorship payments(7)	38.9	14.7	16.0	8.2	—
Payment to reacquire Tommy Hilfiger tailored apparel license(8)	24.9	24.9	—	—	—
Other contractual obligations(9)	24.7	10.4	14.3	—	—
Total contractual cash obligations	$5,180.7	$1,309.1	$984.0	$1,369.1	$1,518.4
______________________

(1)
At January 29, 2012 we have outstanding $725.5 million of senior secured term loan A facility and $477.8 million of senior secured term loan B facility requiring mandatory payments between March 31, 2012 and May 6, 2016 (according to the mandatory repayment schedule), $600.0 million of 7 3/8% senior unsecured notes due May 15, 2020 and $100.0 million of 7 3/4% debentures due November 15, 2023. Interest on the senior secured term loans is payable quarterly and interest on the senior unsecured notes and debentures is payable semi-annually.

(2)
Interest payments on long-term debt are based on Euro to United States dollar exchange rates and interest rates as of January 29, 2012. The interest payments on long-term debt could fluctuate. We, however, have entered into interest rate swap and cap agreements to manage our exposure to interest rate changes. As of January 29, 2012 approximately 75% of our total debt was at a fixed rate or at a variable rate that was capped, with the remainder at variable rates that were uncapped.

(3)
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

(4)
Represents contractual commitments for goods on order and not received or paid for as of January 29, 2012. Substantially all of these goods are expected to be received and the related payments are expected to be made within six months of our year end. This amount does not include foreign currency exchange forward contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please refer to Note 8, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

(5)
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

(6)
We have an unfunded non-qualified supplemental defined benefit plan covering three current and 17 retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with us, the participant has been in such plan for at least 10 years and has attained age 55. In addition, as a result of our acquisition of Tommy Hilfiger, we also have for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is a non-qualified unfunded supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits.

(7)
Represents payment obligations for sponsorships. We have agreements for our IZOD brand as the title sponsor of the IZOD IndyCar Series and the official apparel sponsor of the IndyCar and the Indianapolis Motor Speedway. We also have agreements relating to our Van Heusen brand’s sponsorship of the National Football League and the Pro Football Hall of Fame, our sponsorships of the 2014 Super Bowl Host Committee and of certain professional sports teams and athletes and other similar sponsorships.

(8)
We entered into agreements during 2011 to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership will be effective December 31, 2012. Under these agreements, we made a payment of $9.6 million (based on the applicable exchange rate in effect on the payment date) to the licensee during the fourth quarter of 2011 and are required to make an additional payment to the licensee during 2012 (based on the applicable exchange rate in effect on the payment date).

(9)
Represents amounts payable in connection with Tommy Hilfiger’s acquisition of a licensee’s business in Japan prior to our acquisition of Tommy Hilfiger, which obligations we assumed as of the effective date of our acquisition of Tommy Hilfiger.

Not included in the above table are contingent purchase price payments we are obligated to pay Mr. Calvin Klein based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $50.7 million in 2011.

Not included in the above table are contingent purchase price payments we are obligated to pay GVM based on a percentage of annual sales over a certain threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date of September 7, 2011. Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one year period commencing on July 1, 2011.

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

Not included in the above table are $173.1 million of net potential cash obligations associated with unrecognized tax benefits due to the uncertainty regarding the future cash outflows associated with such obligations. Please refer to Note 7, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to unrecognized tax benefits.

Not included in the above table are $11.7 million of asset retirement obligations related to leased office and retail store locations due to the uncertainty of timing of future cash outflows associated with such obligations. Please refer to Note 20, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial position, changes in financial position, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK—INTEREST AND EXCHANGE RATE SENSITIVITY

Financial instruments held by us as of January 29, 2012 include cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap and cap agreements. Note 9, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of January 29, 2012. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Due to the currently low rates of return we are receiving on our cash equivalents, the impact of a further decrease in short-term interest rates would not have a material impact on our interest income, while an increase in short-term interest rates could have a more material impact. Based upon our balance of cash and cash equivalents at January 29, 2012, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.2 million annually. Due to the fact that certain of our debt is denominated in foreign currency, our interest expense is, and in the future will continue to be, impacted by fluctuations in exchange rates. Borrowings under our amended credit facility bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. As such, our amended facility also exposes us to market risk for changes in interest rates. During the second quarter of 2011, however, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. Please refer to Note 6, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion. As of January 29, 2012, after taking into account the interest rate swap and cap agreements, approximately 75% of our total debt was at a fixed rate or at a variable rate that was capped, with the remainder at variable rates that were uncapped. Based upon our debt position and the Euro to United States dollar exchange rate at January 29, 2012, and the effect of the swap and cap agreements, the effect of a 10 basis point increase in interest rates on our interest expense would be approximately $0.2 million annually and the effect of a 5% increase in the Euro to United States dollar exchange rate on our interest expense related to our Euro-denominated debt would be $0.4 million annually.

Our Tommy Hilfiger business has a substantial international component, which exposes us to significant foreign exchange risk. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Japanese Yen and the Canadian dollar, among other currencies, will have a negative impact on our results of operations. Our Tommy Hilfiger business purchases the majority of the products that it sells in United States dollars, which exposes the international Tommy Hilfiger business to foreign exchange risk as the United States dollar fluctuates. As such, we currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with United States dollar-denominated purchases by the Tommy Hilfiger business.

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

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued in May 2011 guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. We will adopt this guidance prospectively beginning in 2012. We do not expect the adoption to have a material impact on our consolidated results of operations or financial position.

The FASB issued in June 2011 guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires that net income and other comprehensive income be reported either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Presentation of components of comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity will no longer be allowed. Adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements where the components of net income and other comprehensive income are presented. We will apply this guidance retrospectively, as required, beginning with the first quarter of 2012. The adoption will not have any impact on our consolidated results of operations or financial position.

The FASB issued in September 2011 guidance that is intended to reduce the cost and complexity of the goodwill impairment test by providing an entity with the option to first assess qualitatively whether it is necessary to perform the two-step impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for fiscal years beginning after December 15, 2011, with earlier application permitted. We will adopt this guidance in 2012 and do not expect the adoption to have a material impact on our consolidated results of operations or financial position.

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

Inventories—Inventories related to our wholesale operations and international retail operations, comprised principally of finished goods, are stated at the lower of cost or market. Inventories related to our North American retail operations, comprised entirely of finished goods, are stated at the lower of cost or market. We review current business trends, inventory agings and discontinued merchandise categories to determine adjustments which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. We believe that all inventory writedowns required at January 29, 2012 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—During 2011, 2010 and 2009, we determined that the long-lived assets in certain of our outlet retail stores and other locations were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated the undiscounted future cash flows and the related fair value of each asset. The undiscounted future cash flows for each asset were estimated using current sales trends and other factors. If different assumptions had been used for future sales trends, the recorded impairment charges could have been significantly higher or lower. Note 9, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes a further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

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

Goodwill and other intangible assets—Goodwill and other indefinite-lived intangible assets are tested for impairment annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar operating characteristics.

We calculate the fair value of goodwill and intangible assets, as necessary, using a discounted cash flow method. The discounted cash flow method is based on the present value of projected cash flows. Assumptions used in these cash flow projections are generally consistent with our internal forecasts. The estimated cash flows are discounted using a rate that represents the weighted average cost of capital. The weighted average cost of capital is based on a number of variables, including the equity-risk premium and risk-free interest rate. The fair value of all reporting units is reconciled to our market capitalization using an estimated control premium. Management believes the assumptions used for the impairment tests are consistent with those that would be utilized by a market participant performing similar valuations for our reporting units. The projected cash flows and weighted average cost of capital may be impacted by adverse changes in market and economic conditions and are subject to change based on the facts and circumstances that exist at the time of the valuation. No impairment of goodwill or other intangible assets resulted from our impairment tests in 2011. If different assumptions for future discounted cash flows and allocation of net assets to our reporting units had been applied, significantly different results of our goodwill impairment tests could have resulted. Based upon the results of our annual goodwill impairment testing during 2011 and our future cash flow projections, we currently do not believe that any of our reporting units are at significant risk for a future material goodwill impairment.

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-51 and F-52.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2012. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2012. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to our Board of Directors and with respect to our Audit Committee, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2012.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Election of Directors” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2012.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 21, 2012.

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

2.2
Purchase Agreement, dated as of March 15, 2010, by and among Tommy Hilfiger Corporation, Tommy Hilfiger B.V., Tommy Hilfiger Holding S.á.r.l, Stichting Administratiekantoor Elmira, Phillips-Van Heusen Corporation, Prince 2 B.V. and, solely for the purpose of certain sections thereof, Asian and Western Classics B.V. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q, filed June 10, 2010). The registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 5 to our Annual Report on Form 10-K for the fiscal year ended January 29, 1977); Amendment to Certificate of Incorporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to our Annual Report on Form 10-K for the fiscal year ended February 3, 1985); Amendment to Certificate of Incorporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to our Annual Report on Form 10-K for the fiscal year ended January 31, 1988); Amendment to Certificate of Incorporation, filed June 1, 1993 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the fiscal year ended January 30, 1994); Amendment to Certificate of Incorporation, filed June 20, 1996 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended July 28, 1996); Certificate of Amendment of Certificate of Incorporation, filed June 29, 2006 (incorporated by reference to Exhibit 3.9 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007); Certificate of Amendment of Certificate of Incorporation, filed June 23 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on June 29 2011).

3.2
Certificate of Designation of Series A Cumulative Participating Preferred Stock, filed June 10, 1986 (incorporated by reference to Exhibit A of the document filed as Exhibit 3 to our Quarterly Report on Form 10-Q for the period ended May 4, 1986).

3.3
Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 26, 2003); Corrected Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation, dated April 17, 2003 (incorporated by reference to Exhibit 3.9 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2003).

3.4
Certificate Eliminating Reference to Series B Convertible Preferred Stock from Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 12, 2007 (incorporated by reference to Exhibit 3.10 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007).

3.5
Certificate Eliminating Reference To Series A Cumulative Participating Preferred Stock From Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on September 28, 2007).

3.6	Certificate of Designations of Series A Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed May 12, 2010).

3.7	By-Laws of Phillips-Van Heusen Corporation, as amended through February 2, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 3, 2012).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended July 31, 2011).

4.2
Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993); First Supplemental Indenture, dated as of October 17, 2002 to Indenture dated as of November 1, 1993 between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-Q for the period ended November 3, 2002); Second Supplemental Indenture, dated as of February 12, 2002 to Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 26, 2003); Third Supplemental Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.16 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010).

4.3
Securities Purchase Agreement, dated as of March 15, 2010, by and among Phillips-Van Heusen Corporation, LNK Partners, L.P. and LNK Partners (Parallel), L.P. (incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q for the period ended May 2, 2010).

4.4
Securities Purchase Agreement, dated as of March 15, 2010, by and between Phillips-Van Heusen Corporation and MSD Brand Investments, LLC (incorporated by reference to Exhibit 4.11 to our Quarterly Report on Form 10-Q for the period ended May 2, 2010).

4.5
Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, Tommy Hilfiger Holding S.a.r.l, Stichting Administratiekantoor Elmira, Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII, L.P. (incorporated by reference to Exhibit 4.11 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010); Amendment to Stockholders Agreement, dated as of June 8, 2010 to Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, Tommy Hilfiger Holding S.a.r.l, Stichting Administratiekantoor Elmira, Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII, L.P. (incorporated by reference to Exhibit 4.12 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010).

4.6
Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, LNK Partners, L.P. and LNK Partners (Parallel), L.P. (incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010).

4.7
Stockholder Agreement, dated as of May 6, 2010, by and between Phillips-Van Heusen Corporation and MSD Brand Investments, LLC. (incorporated by reference to Exhibit 4.14 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010).

4.8
Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010).

*10.1
Phillips-Van Heusen Corporation Capital Accumulation Plan (incorporated by reference to our Current Report on Form 8-K, filed on January 16, 1987); Phillips-Van Heusen Corporation Amendment to Capital Accumulation Plan (incorporated by reference to Exhibit 10(n) to our Annual Report on Form 10-K for the fiscal year ended February 2, 1987); Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10(1) to our Annual Report on Form 10-K for the fiscal year ended January 31, 1988); Form of Agreement amending Phillips-Van Heusen Corporation Capital Accumulation Plan with respect to individual participants (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ended October 29, 1995).

*10.2
Phillips-Van Heusen Corporation Supplemental Defined Benefit Plan, dated January 1, 1991, as amended and restated effective as of January 1, 2005 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended November 4, 2007).

*10.3
Phillips-Van Heusen Corporation Supplemental Savings Plan, effective as of January 1, 1991 and amended and restated effective as of January 1, 2005 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended November 4, 2007).

*10.4
Phillips-Van Heusen Corporation 1997 Stock Option Plan, effective as of April 29, 1997, as amended through September 21, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended October 29, 2006).

*10.5	Phillips-Van Heusen Corporation 1997 Stock Option Plan option certificate (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005).

*10.6
Phillips-Van Heusen Corporation 2000 Stock Option Plan, effective as of April 27, 2000, as amended through September 21, 2006 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended October 29, 2006).

*10.7	Phillips-Van Heusen Corporation 2000 Stock Option Plan option certificate (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005).

*10.8
Phillips-Van Heusen Corporation 2003 Stock Option Plan, effective as of May 1, 2003, as amended through September 21, 2006 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended October 29, 2006).

*10.9	Phillips-Van Heusen Corporation 2003 Stock Option Plan option certificate (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005).

*10.10
Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Emanuel Chirico (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009); First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Phillips-Van Heusen Corporation and Emanuel Chirico (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 2, 2010); Second Amendment to Second Amended and Restated Employment Agreement, dated as of May 27, 2010, between Phillips-Van Heusen Corporation and Emanuel Chirico (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010); Third Amendment to Second Amended and Restated Employment Agreement, dated January 28, 2011, between Phillips-Van Heusen Corporation and Emanuel Chirico (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 28, 2011).

*10.11
Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009); First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended May 2, 2010); Second Amendment to Second Amended and Restated Employment Agreement, dated December 28, 2010, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 28, 2010).

*10.12
Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Francis K. Duane (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009); First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Phillips-Van Heusen Corporation and Francis K. Duane (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended May 2, 2010); Second Amendment to Second Amended and Restated Employment Agreement, dated January 28, 2011, between Phillips-Van Heusen Corporation and Francis K. Duane (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed January 28, 2011).

*10.13
Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and P. Thomas Murry (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009); First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Calvin Klein, Inc. and Paul Thomas Murry (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended May 2, 2010); Second Amendment to Second Amended and Restated Employment Agreement, dated January 28, 2011, between Calvin Klein, Inc. and Paul Thomas Murry (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed January 28, 2011).

*10.14
Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and Michael Shaffer (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009); First Amendment to Second Amended and Restated Employment Agreement, dated January 28, 2011, between Phillips-Van Heusen Corporation and Michael Shaffer (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed January 28, 2011).

10.15
Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco, Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 22, 2005).

*10.16
Phillips-Van Heusen Corporation Performance Incentive Bonus Plan, as amended and restated effective October 18, 2010, (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 21, 2010).

*10.17
Phillips-Van Heusen Corporation Long-Term Incentive Plan, as amended and restated effective April 30, 2009, giving effect to provisions approved by stockholders on June 25, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 1, 2009).

*10.18	PVH Corp. 2006 Stock Incentive Plan, as amended and restated effective June 23, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 29, 2011).

*10.19
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

*10.20
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

*10.21
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

*10.23
Form of Restricted Stock Unit Award Agreement for Special Grants to Allen Sirkin (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.24
Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Associates under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008 (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.25
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

*10.26
Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of July 1, 2008 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended August 3, 2008); Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of September 24, 2008 (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009); Revised Form of Restricted Stock Unit Award Agreement for Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of June 24, 2010 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010).

*10.27
Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.28	Form of Restricted Stock Unit Agreement between Phillips-Van Heusen and Emanuel Chirico (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on July 1, 2009).

10.29
Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A for the period ended August 1, 2010 filed on October 29, 2010); First Amendment to Credit and Guaranty Agreement, dated as of July 26, 2010 to Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010). ***

10.30
Amended and Restated Credit and Guaranty Agreement, dated as of March 2, 2011, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, the lenders party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Bank of America, N.A., Credit Suisse Securities (USA) LLC and Royal Bank of Canada, as Co-Documentation Agents  (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended May 1, 2011, filed on February 2, 2012).****

*10.31	Schedule of Non-Management Directors’ Fees, effective June 24, 2010 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010).

*10.32
Employment Agreement, dated as of May 6, 2010, between Tommy Hilfiger Group, B.V. and Fred Gehring (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2011); Addendum to Employment Agreement, dated as of December 31, 2010, between Tommy Hilfiger Group, B.V. and Fred Gehring (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2011).

+21	PVH Corp. Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

**+101.INS	XBRL Instance Document

**+101.SCH	XBRL Taxonomy Extension Schema Document

**+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

+	Filed or furnished herewith.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

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

****	Certain Confidential Information contained in this exhibit was omitted, pursuant to a request for confidential treatment.

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

Dated: March 28, 2012

PVH CORP.

By:	/s/ EMANUEL CHIRICO
Emanuel Chirico
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL CHIRICO	Chairman and Chief Executive Officer	March 28, 2012
Emanuel Chirico	(Principal Executive Officer)

/s/ MICHAEL SHAFFER	Executive Vice President and Chief Operating &	March 28, 2012
Michael Shaffer	Financial Officer (Principal Financial Officer)

/s/ BRUCE GOLDSTEIN	Senior Vice President and Controller	March 28, 2012
Bruce Goldstein	(Principal Accounting Officer)

/s/ FRED GEHRING	Chief Executive Officer of Tommy Hilfiger and	March 28, 2012
Fred Gehring	International Operations of the Company and Director

/s/ MARY BAGLIVO	Director	March 28, 2012
Mary Baglivo

/s/ JUAN FIGUEREO	Director	March 28, 2012
Juan Figuereo

/s/ JOSEPH B. FULLER	Director	March 28, 2012
Joseph B. Fuller

/s/ MARGARET L. JENKINS	Director	March 28, 2012
Margaret L. Jenkins

/s/ DAVID A. LANDAU	Director	March 28, 2012
David A. Landau

/s/ BRUCE MAGGIN	Director	March 28, 2012
Bruce Maggin

/s/ V. JAMES MARINO	Director	March 28, 2012
V. James Marino

/s/ HENRY NASELLA	Director	March 28, 2012
Henry Nasella

/s/ RITA M. RODRIGUEZ	Director	March 28, 2012
Rita M. Rodriguez

/s/ CRAIG RYDIN	Director	March 28, 2012
Craig Rydin

Exhibit Index

21	PVH Corp. Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PVH CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-56

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PVH CORP.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	2011	2010	2009
Net sales	$5,410,028	$4,219,739	$2,070,754
Royalty revenue	356,035	306,708	239,256
Advertising and other revenue	124,561	110,401	88,721
Total revenue	5,890,624	4,636,848	2,398,731
Cost of goods sold	2,834,735	2,214,897	1,216,128
Gross profit	3,055,889	2,421,951	1,182,603
Selling, general and administrative expenses	2,481,370	2,071,416	938,791
Debt modification and extinguishment costs	16,233	6,650	—
Other loss	—	140,490	—
Equity in income of unconsolidated affiliates	1,367	—	—
Income before interest and taxes	559,653	203,395	243,812
Interest expense	129,355	128,561	33,524
Interest income	1,267	1,739	1,295
Income before taxes	431,565	76,573	211,583
Income tax expense	113,684	22,768	49,673
Net income	$317,881	$53,805	$161,910
Basic net income per common share	$4.46	$0.82	$3.14
Diluted net income per common share	$4.36	$0.80	$3.08

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 29, 2012	January 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$233,197	$498,718
Trade receivables, net of allowances for doubtful accounts of $15,744 and $11,105	467,628	433,900
Other receivables	13,337	13,261
Inventories, net	809,009	710,868
Prepaid expenses	111,228	80,974
Other, including deferred taxes of $53,645 and $68,307	104,836	97,568
Total Current Assets	1,739,235	1,835,289
Property, Plant and Equipment, net	458,891	404,577
Goodwill	1,822,475	1,820,487
Tradenames	2,306,857	2,342,467
Perpetual License Rights	86,000	86,000
Other Intangibles, net	165,521	172,562
Other Assets, including deferred taxes of $11,989 and $7,202	173,382	122,968
Total Assets	$6,752,361	$6,784,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$366,138	$335,482
Accrued expenses	556,366	539,670
Deferred revenue	38,376	51,235
Short-term borrowings	13,040	4,868
Current portion of long-term debt	69,951	—
Total Current Liabilities	1,043,871	931,255
Long-Term Debt	1,832,925	2,364,002
Other Liabilities, including deferred taxes of $507,023 and $525,594	1,160,116	1,046,549
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Series A convertible preferred stock, par value $100 per share; 8,000 total shares authorized, issued and outstanding (with total liquidation preference of $200,000)	188,595	188,595
Common stock, par value $1 per share; 240,000,000 shares authorized; 68,297,773 and 67,234,567 shares issued	68,298	67,235
Additional paid in capital – common stock	1,377,922	1,301,647
Retained earnings	1,147,079	840,072
Accumulated other comprehensive (loss) income	(50,426)	55,744
Less: 249,531 and 168,893 shares of common stock held in treasury, at cost	(16,019)	(10,749)
Total Stockholders’ Equity	2,715,449	2,442,544
Total Liabilities and Stockholders’ Equity	$6,752,361	$6,784,350

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2011	2010	2009
OPERATING ACTIVITIES
Net income	$317,881	$53,805	$161,910
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	132,010	147,137	49,889
Equity in income of unconsolidated affiliates	(1,367)	—	—
Deferred taxes	41,179	(12,493)	4,714
Impairment of long-lived assets	7,686	13,900	7,290
Stock-based compensation expense	40,938	33,281	14,456
Disposal of goodwill	—	4,157	—
Debt modification and extinguishment costs	16,233	6,650	—
Expense recorded for settlement of unfavorable contract	20,709	—	—
Losses on settlement of derivative instruments related to the acquisition of Tommy Hilfiger	—	140,490	—
Changes in operating assets and liabilities:
Trade receivables, net	(40,840)	(114,767)	(1,202)
Inventories, net	(111,248)	(141,655)	20,768
Accounts payable, accrued expenses and deferred revenue	48,224	233,651	10,986
Prepaid expenses	(37,065)	(17,659)	(5,758)
Other, net	56,381	12,674	(48,639)
Net cash provided by operating activities	490,721	359,171	214,414
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(34,641)	(2,493,125)	(1,582)
Investments in unconsolidated affiliates	(48,700)	—	—
Purchase of property, plant and equipment	(169,841)	(100,995)	(23,856)
Calvin Klein contingent purchase price payments	(50,679)	(43,655)	(37,435)
Losses on settlement of derivative instruments related to the acquisition of Tommy Hilfiger	—	(140,490)	—
Net cash used by investing activities	(303,861)	(2,778,265)	(62,873)
FINANCING ACTIVITIES(1)
Proceeds from revolving credit facilities	60,000	—	—
Payments on revolving credit facilities	(60,000)	—	—
Net proceeds from short-term borrowings	8,172	4,868	—
Repayment of credit facilities	(450,725)	(250,000)	—
Payment of debt modification costs	(10,634)	—	—
Net proceeds from settlement of awards under stock plans	24,457	23,939	8,078
Excess tax benefits from awards under stock plans	11,593	9,333	1,269
Cash dividends	(10,874)	(10,015)	(7,811)
Acquisition of treasury shares	(5,270)	(2,481)	(400)
Payments of capital lease obligations	(10,380)	(6,944)	—
Net proceeds from common stock offering	—	364,529	—
Net proceeds from preferred stock issuance	—	188,595	—
Net proceeds from issuance of long-term debt	—	584,357	—
Net proceeds from credit facilities	—	1,823,990	—
Extinguishment of debt	—	(303,645)	—
Net cash (used) provided by financing activities	(443,661)	2,426,526	1,136
Effect of exchange rate changes on cash and cash equivalents	(8,720)	10,404	38
(Decrease) increase in cash and cash equivalents	(265,521)	17,836	152,715
Cash and cash equivalents at beginning of year	498,718	480,882	328,167
Cash and cash equivalents at end of year	$233,197	$498,718	$480,882

(1) See Note 17 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

		Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive (Loss) Income
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock	Stockholders’ Equity
February 1, 2009		56,708,708	$56,709	$573,287	$642,183	$(73,020)	$(200,364)	$998,795
Net income					161,910			161,910
Amortization of net loss and prior service credit related to pension and postretirement plans, net of tax (benefit) of $(5,281)						(8,690)		(8,690)
Foreign currency translation adjustments, net of tax expense of $767						1,262		1,262
Total comprehensive income								154,482
Settlement of awards under stock plans		430,522	430	7,648				8,078
Tax benefits from awards under stock plans				953				953
Stock-based compensation expense				14,456				14,456
Cash dividends					(7,811)			(7,811)
Acquisition of 14,327 treasury shares							(400)	(400)
January 31, 2010		57,139,230	57,139	596,344	796,282	(80,448)	(200,764)	1,168,553
Net income					53,805			53,805
Amortization of net loss and prior service credit related to pension and postretirement plans, net of tax (benefit) of $(481)						(772)		(772)
Foreign currency translation adjustments, net of tax (benefit) of $(915)						148,340		148,340
Liquidation of foreign operation, net of tax expense of $318						523		523
Net unrealized and realized loss on effective hedges, net of tax (benefit) of $(256)						(11,899)		(11,899)
Total comprehensive income								189,997
Common stock offering, including the sale of 5,250,000 treasury shares		500,000	500	162,573			201,456	364,529
Issuance of restricted stock		350,861	351	(351)				—
Issuance of common stock in connection with the acquisition of Tommy Hilfiger		7,872,980	7,873	467,734				475,607
Issuance of 8,000 preferred shares	$188,595							188,595
Exercise of warrant, net of withholding of 140,207 treasury shares		320,000	320	8,640			(8,960)	—
Settlement of awards under stock plans		1,051,496	1,052	22,887				23,939
Tax benefits from awards under stock plans				10,539				10,539
Stock-based compensation expense				33,281				33,281
Cash dividends					(10,015)			(10,015)
Acquisition of 41,868 treasury shares							(2,481)	(2,481)
January 30, 2011	188,595	67,234,567	67,235	1,301,647	840,072	55,744	(10,749)	2,442,544
Net income					317,881			317,881
Amortization of net loss and prior service credit related to pension and postretirement plans, net of tax (benefit) of $(27,398)						(41,953)		(41,953)
Foreign currency translation adjustments, net of tax (benefit) of $(304)						(82,828)		(82,828)
Net unrealized and realized gain on effective hedges, net of tax (benefit) of $(2,822)						18,611		18,611
Total comprehensive income								211,711
Settlement of awards under stock plans		1,063,206	1,063	23,394				24,457
Tax benefits from awards under stock plans				11,943				11,943
Stock-based compensation expense				40,938				40,938
Cash dividends					(10,874)			(10,874)
Acquisition of 80,638 treasury shares							(5,270)	(5,270)
January 29, 2012	$188,595	68,297,773	$68,298	$1,377,922	$1,147,079	$(50,426)	$(16,019)	$2,715,449

See notes to consolidated financial statements.

PVH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency and share amounts in thousands, except per share data)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - PVH Corp. and its subsidiaries (collectively, the “Company”) together constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, Bass, ARROW and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, CHAPS, Donald J. Trump Signature Collection, DKNY, Elie Tahari, Nautica, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Axcess, Jones New York and Timberland, which are licensed, as well as various other licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear and, to a lesser extent, footwear and other related products and licenses its owned brands over a broad range of products.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities.

Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

Fiscal Year - The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2011, 2010 and 2009 represent the 52 weeks ended January 29, 2012, January 30, 2011 and January 31, 2010, respectively.

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company’s balances of cash and cash equivalents at January 29, 2012 consisted principally of bank deposits and investments in money market funds.

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

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. An impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the assets, which is determined using the estimated discounted cash flows associated with the asset’s use. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment along with other long-lived assets as described below.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The Company performed its required annual impairment tests for goodwill and other indefinite-lived intangible assets at the beginning of the third quarters of 2011, 2010 and 2009. No impairment of goodwill or other intangible assets resulted from any of these tests.

Asset Impairments - The Company reviews for and records impairment losses on long-lived assets (excluding goodwill and other indefinite-lived intangible assets) in accordance with FASB guidance for the impairment or disposal of long-lived assets. The Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets. Please see Note 9, “Fair Value Measurements” for a further discussion.

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

The Company believes the change is preferable because (i) the FIFO and weighted average cost methods provide more consistency across the Company and its segments, as only two inventory valuation methods will be applied as compared to three; (ii) the Company had experienced decreasing costs over the past several years, eliminating the reporting impact of LIFO; and (iii) the change results in a more meaningful presentation of financial position, as the FIFO and weighted average cost methods reflect more recent costs in the Consolidated Balance Sheet and improve comparability with the Company’s peers.

The accounting change had no impact on the Company’s consolidated financial statements because the inventory valued under LIFO, including lower of cost or market adjustments, was at current cost for the past several years. As a result, retrospective application of the accounting change resulted in no adjustments to amounts previously reported in the Company’s consolidated financial statements.

Inventory held on consignment by third parties totaled $9,959 at January 29, 2012 and $5,949 at January 30, 2011.

Property, Plant and Equipment - Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows:  Buildings and building improvements: 15-40 years; machinery, software and equipment: 2-10 years; furniture and fixtures: 3-10 years; and fixtures located in third party customer locations (“shop-in-shops”) and their related costs: 3-5 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. In certain circumstances, contractual renewal options are considered when determining the term of the related lease. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $112,495, $98,617 and $40,960 in 2011, 2010 and 2009, respectively.

Leases - The Company leases retail locations, warehouses, showrooms, office space and equipment. Assets held under capital leases are included in property, plant and equipment and are amortized over the lesser of the term of the related lease or the estimated useful life of the asset. The Company accounts for rent expense under non-cancelable operating leases with scheduled rent increases and rent holidays on a straight-line basis over the lease term. The Company determines the lease term at the inception of a lease by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. In addition, the Company receives build out contributions from landlords primarily as an incentive for the Company to lease retail store space from the landlords. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

Revenue Recognition - Revenue from the Company’s wholesale operations is recognized at the time title to the goods passes and the risk of loss is transferred to customers. For sales by the Company’s retail stores, revenue is recognized when

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

goods are sold to consumers. Allowances for estimated returns and discounts are provided when sales are recorded. Royalty revenue for licensees whose sales exceed contractual sales minimums, including licensee contributions toward advertising, is recognized when licensed products are sold as reported by the Company’s licensees. For licensees whose sales do not exceed contractual sales minimums, royalty revenue is recognized ratably based on contractual requirements for the timing of minimum payments.

The Company sells gift cards to customers in its retail stores. The Company does not charge administrative fees on gift cards, nor do they expire. Upon the purchase of a gift card by a customer, a liability is established for the cash value of the gift card. The liability is relieved and revenue is recognized when the gift card is redeemed by the customer or if the Company determines that the likelihood of the gift card being redeemed is remote (also known as “gift card breakage”) and that it does not have a legal obligation to remit the value of such unredeemed gift card to any jurisdiction. Gift card breakage was immaterial in each of the last three years.

Sales Incentives - The Company uses certain sales incentive programs related to certain of the Company’s retail operations, such as a customer loyalty program and the issuance of coupons. The Company’s loyalty program is structured such that customers receive gift cards for future use after specified levels of spending are achieved within a specified time period. Costs associated with the Company’s loyalty program are recorded ratably as a cost of goods sold based on enrolled customers’ spending. Costs associated with coupons are recorded as a reduction of revenue at the time of coupon redemption.

Cost of Goods Sold and Selling, General and Administrative Expenses - Costs associated with the production and procurement of product are included in cost of goods sold, including shipping and handling costs such as inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges. All other expenses, excluding interest and income taxes, are included in selling, general and administrative expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities and payroll.

Shipping and Handling Fees - Shipping and handling fees billed to customers are included in net sales.

Advertising - Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue. Advertising expenses totaled $370,153 in 2011, $302,829 in 2010 and $161,874 in 2009. Prepaid advertising expenses recorded in prepaid expenses and other assets totaled $7,286 and $4,286 at January 29, 2012 and January 30, 2011, respectively.

Sales Taxes - The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue and cost of goods sold.

Income Taxes - Deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred taxes to the amounts more likely than not to be realized.

Significant judgment is required in assessing the timing and amount of deductible and taxable items, evaluating tax positions and in determining the income tax provision. The Company recognizes income tax benefits only when it is more likely than not that the tax position will be fully sustained upon review by taxing authorities, including resolution of related appeals or litigation processes, if any. If the recognition threshold is met, the Company measures the tax benefit at the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, the Company does not recognize any portion of that benefit in the financial statements. When the outcome of these tax matters changes, the change in estimate impacts the provision for income taxes in the period that such a determination is made. The Company recognizes interest and penalties related to unrecognized tax benefits in the Company’s income tax provision.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Foreign Currency Translation and Transactions - The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the exchange rates in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. Any adjustments resulting from such translation are recorded in stockholders’ equity as a component of accumulated other comprehensive (loss) income (“AOCI”). Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity are included in selling, general and administrative expenses and totaled $5,729 in 2011, $4,786 in 2010 and $309 in 2009.

Financial Instruments - The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with certain international inventory purchases. To help manage these exposures, the Company uses foreign currency forward exchange contracts. The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into an interest rate swap agreement and an interest rate cap agreement to hedge against this exposure. The Company does not use derivative financial instruments for speculative or trading purposes. The Company records the foreign currency forward exchange contracts, interest rate swap agreement and interest rate cap agreement (collectively referred to as “cash flow hedges”) at fair value in its Consolidated Balance Sheets. The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end date and (ii) the settlement rate specified in each contract. The fair values of the interest rate contracts are based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments. Changes in fair value of cash flow hedges that are designated as effective hedging instruments are deferred in equity as a component of AOCI. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings. Changes in the fair value of hedges that are not designated as effective hedging instruments are immediately recognized in earnings. The Company had exposure to changes in foreign currency exchange rates in connection with the Company’s acquisition of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”), for which the Company entered into foreign currency forward exchange contracts that resulted in a loss during 2010. Cash flows from the Company’s derivative instruments are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

Balance Sheet Classification of Early Settlements of Long-Term Obligations - The Company classifies obligations settled after the balance sheet date but prior to the issuance of the financial statements based on the contractual payment terms of the underlying agreements.

Recently Issued Accounting Standards - The FASB issued in May 2011 guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. The Company will adopt this guidance prospectively beginning in 2012. The Company does not expect the adoption to have a material impact on the Company’s consolidated results of operations or financial position.

The FASB issued in June 2011 guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires that net income and other comprehensive income be reported either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Presentation of components of comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity will no longer be allowed. The FASB issued in December 2011, guidance to defer certain of the provisions of the comprehensive income guidance. The requirement to present reclassifications of other comprehensive income on the face of the income statement has been deferred while the FASB reconsiders the issue. The Company will apply the revised guidance retrospectively, as required, beginning with the first quarter of 2012. The adoption will not have any impact on the Company’s consolidated results of operations or financial position.

The FASB issued in September 2011 guidance that is intended to reduce the cost and complexity of the goodwill impairment test by providing an entity with the option to first assess qualitatively whether it is necessary to perform the two-step impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for fiscal years beginning after December 15, 2011, with earlier application permitted. The Company will adopt this guidance in 2012 and does not expect the adoption to have a material impact on the Company’s consolidated results of operations or financial position.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Other recent guidance issued as of the date of the Company’s financial statements but not effective until after January 29, 2012 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

Reclassifications - Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

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

The Company incurred certain pre-tax costs directly associated with the acquisition during 2010, totaling approximately $72,000, which are included within selling, general and administrative expenses in its financial statements. The Company also recorded a loss of $140,490 during 2010 associated with hedges against Euro to United States dollar exchange rates relating to the purchase price. During 2010 the Company incurred costs totaling $29,251 associated with the issuance of the common and preferred shares related to the acquisition, which were deducted from the recognized proceeds of issuance within stockholders’ equity. During the same period the Company incurred costs totaling $71,533 associated with the issuance of debt related to the acquisition, a portion of which was written off in connection with the amendment and restatement of the Company’s senior secured credit facility during the first quarter of 2011. Please see Note 17, “Noncash Investing and Financing Transactions,” for a further discussion. The remaining costs are being amortized over the term of the related debt agreements.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the year ended January 30, 2011 as if the acquisition and the related financing transactions had occurred on February 2, 2009 (the first day of its fiscal year ended January 31, 2010) instead of on May 6, 2010. The pro forma results were calculated applying the Company’s accounting policies and reflect: (i) the impact on depreciation and amortization based on what would have been charged related to the fair value adjustments to Tommy Hilfiger’s property, plant and equipment and the intangible assets recorded in connection with the

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

acquisition; (ii) the impact on interest expense and interest income resulting from changes to the Company’s capital structure in connection with the acquisition; (iii) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; and (iv) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Tommy Hilfiger. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on February 2, 2009, nor are they indicative of the future operating results of the combined company.

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

The Company has retrospectively adjusted the previously reported fair values to reflect these amounts as follows:

	As Originally Reported in Form 10-K as of 1/30/11	Measurement Period Adjustments	As Retrospectively Adjusted
Trade receivables	$120,477	$—	$120,477
Inventories	288,891	—	288,891
Prepaid expenses	24,029	(383)	23,646
Other current assets	81,307	45	81,352
Property, plant and equipment	238,026	—	238,026
Goodwill	1,255,862	15,967	1,271,829
Tradenames	1,635,417	—	1,635,417
Other intangibles	172,069	—	172,069
Other assets	117,880	(7,175)	110,705
Accounts payable	91,436	—	91,436
Accrued expenses	205,631	4,242	209,873
Other liabilities	675,508	4,212	679,720

Reacquisition of Tommy Hilfiger Tailored Apparel License

In 2011, the Company entered into agreements to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership will be effective December 31, 2012. Under these agreements, the Company made a payment of $9,641 (based on the applicable exchange rate in effect on the payment date) to the licensee during the fourth quarter of 2011 and is required to make an additional payment of approximately $25,000 to the licensee during fiscal 2012 (which amount may differ due to the applicable exchange rate in effect on the payment date).

These transactions will be accounted for as a business combination. Until the effective date of the transfer, the Company has classified the amount paid to date as other non-current assets.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Reacquisition of Tommy Hilfiger India Perpetually Licensed Rights

On September 7, 2011, the Company reacquired the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited (“GVM”).  The Company paid $25,000 during the third quarter of 2011 as consideration for this transaction. In addition, the Company is required to make annual contingent purchase price payments based on a percentage of annual sales over a certain threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. These payments are subject to a $25,000 aggregate maximum and are due within 60 days following each one year period. The first one year period commenced on July 1, 2011. The fair value of these payments, which was estimated to be $9,559 as of both the acquisition date and January 29, 2012, was recorded as a liability as of the acquisition date. The transaction is being accounted for as a business combination. The Company is still in the process of valuing the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to change.

In connection with the transaction, the Company recorded an expense of $20,709 due to the settlement of an unfavorable contract as a result of a pre-existing relationship with the licensee, as the license provided favorable terms to the licensee. Such expense is included within selling, general and administrative expenses.

Reacquisition of Tommy Hilfiger Handbag License

On June 14, 2010, the Company entered into an agreement to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger handbags outside of the United States. The effective date of the transfer of the rights was December 31, 2010. In connection with this transaction, the Company made a payment of $7,349, based on the applicable exchange rate in effect on the payment date, to the former licensee during the second quarter of 2010.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

3.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

	2011	2010
Land	$1,028	$1,028
Buildings and building improvements	70,692	71,518
Machinery, software and equipment	245,614	233,812
Furniture and fixtures	216,339	188,276
Shop-in-shops	78,034	64,575
Leasehold improvements	360,353	289,227
Construction in progress	23,686	13,702
Property, plant and equipment, gross	995,746	862,138
Less: Accumulated depreciation	(536,855)	(457,561)
Property, plant and equipment, net	$458,891	$404,577

Construction in progress at January 29, 2012 and January 30, 2011 represents costs incurred for machinery, software and equipment, furniture and fixtures and leasehold improvements not yet placed in use, principally related to the construction of warehouse and distribution centers and retail stores. Interest costs capitalized in construction in progress were immaterial during 2011, 2010 and 2009.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	Heritage Brand Wholesale Dress Furnishings	Heritage Brand Wholesale Sportswear	Calvin Klein Licensing	Tommy Hilfiger North America	Tommy Hilfiger International	Total
Balance as of January 31, 2010
Goodwill, gross	$74,932	$84,553	$259,694	$—	$—	$419,179
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	74,932	84,553	259,694	—	—	419,179
Contingent purchase price payments to Mr. Calvin Klein	—	—	45,335	—	—	45,335
Goodwill from acquisition of Tommy Hilfiger	—	—	—	198,501	1,073,328	1,271,829
Goodwill from acquisition of Tommy Hilfiger handbag license	—	—	—	—	6,430	6,430
Disposal of goodwill	(4,157)	—	—	—	—	(4,157)
Currency translation	(186)	—	(105)	—	82,162	81,871
Balance as of January 30, 2011
Goodwill, gross	70,589	84,553	304,924	198,501	1,161,920	1,820,487
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	70,589	84,553	304,924	198,501	1,161,920	1,820,487
Contingent purchase price payments to Mr. Calvin Klein	—	—	51,309	—	—	51,309
Currency translation	—	—	(198)	—	(49,123)	(49,321)
Balance as of January 29, 2012
Goodwill, gross	70,589	84,553	356,035	198,501	1,112,797	1,822,475
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	$70,589	$84,553	$356,035	$198,501	$1,112,797	$1,822,475

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The Company’s intangible assets subject to amortization consisted of the following:

	Customer Relationships
	Gross Carrying Amount	Accumulated Amortization	Net
Balance as of January 31, 2010	$35,507	$(7,299)	$28,208
Amount recorded in connection with the acquisition of Tommy Hilfiger	138,724	—	138,724
Amortization	—	(9,529)	(9,529)
Currency translation	10,125	—	10,125
Balance as of January 30, 2011	184,356	(16,828)	167,528
Amortization	—	(12,500)	(12,500)
Currency translation	(5,410)	—	(5,410)
Balance as of January 29, 2012	$178,946	$(29,328)	$149,618

	Covenants Not to Compete
	Gross Carrying Amount	Accumulated Amortization	Net
Balance as of January 31, 2010	$600	$(420)	$180
Amount recorded in connection with the acquisition of Tommy Hilfiger	1,527	—	1,527
Amortization	—	(649)	(649)
Currency translation	88	—	88
Balance as of January 30, 2011	2,215	(1,069)	1,146
Amortization	—	(893)	(893)
Currency translation	3	—	3
Balance as of January 29, 2012	$2,218	$(1,962)	$256

	Order Backlog
	Gross Carrying Amount	Accumulated Amortization	Net
Balance as of January 31, 2010	$—	$—	$—
Amount recorded in connection with the acquisition of Tommy Hilfiger	31,818	—	31,818
Amortization	—	(32,287)	(32,287)
Currency translation	469	—	469
Balance as of January 30, 2011	32,287	(32,287)	—
Amortization	—	—	—
Currency translation	—	—	—
Balance as of January 29, 2012	$32,287	$(32,287)	$—

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

	License Rights
	Gross Carrying Amount	Accumulated Amortization	Net
Balance as of January 31, 2010	$5,007	$(1,339)	$3,668
Amount recorded related to acquisition of Tommy Hilfiger handbag license	919	—	919
Amortization	—	(723)	(723)
Currency translation	24	—	24
Balance as of January 30, 2011	5,950	(2,062)	3,888
Amortization	—	(760)	(760)
Currency translation	(13)	—	(13)
Balance as of January 29, 2012	$5,937	$(2,822)	$3,115

Customer relationships recorded in connection with the acquisition of Tommy Hilfiger are amortized principally over 15 years from the date of acquisition. Covenants not to compete recorded in connection with the Tommy Hilfiger acquisition are amortized over two years from the date of acquisition. Order backlog recorded in connection with the Tommy Hilfiger acquisition was amortized over six months from the date of acquisition. License rights recorded in connection with the acquisition of the Tommy Hilfiger handbag license are amortized over two years from the date the Company assumed control of the acquired business. As of January 29, 2012, the weighted average remaining life of the amortizable intangible assets recorded in connection with the acquisition of Tommy Hilfiger was 13.2 years.

Customer relationships and license rights recorded as of January 31, 2010 are amortized principally over 15 years from the date of the related acquisition. Covenants not to compete recorded as of January 31, 2010 are amortized over ten years from the date of acquisition.

At the end of 2011 and 2010, accumulated amortization for other intangible assets was $66,399 and $52,246, respectively.

Amortization expense, a portion of which is subject to exchange rate fluctuation, for the next five years related to the Company’s intangible assets is expected to be as follows:

2012	$12,844
2013	12,177
2014	12,177
2015	12,177
2016	12,177

The Company’s intangible assets not subject to amortization consisted of the following:

	Tradenames	Perpetual License Rights	Reacquired Perpetual License Rights	Total
Balance as of January 30, 2011	$2,342,467	$86,000	$—	$2,428,467
Amount recorded in connection with the reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	—	—	13,446	13,446
Currency translation	(35,610)	—	(914)	(36,524)
Balance as of January 29, 2012	$2,306,857	$86,000	$12,532	$2,405,389

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

5.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

In 2011, the Company formed a joint venture, TH Asia Ltd., in China, in which the Company owns a 45% equity interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the licensee at that time, Dickson Concepts (International) Limited, on August 1, 2011. The Company made funding payments with respect to its 45% interest totaling $17,100 during the year ended January 29, 2012. This investment is being accounted for under the equity method of accounting.

On September 7, 2011, the Company completed the acquisition from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM, of a 50% equity interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”), for $30,000. TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories. The Company made additional payments totaling $1,600 to TH India during the year ended January 29, 2012 with respect to its 50% interest. This investment is being accounted for under the equity method of accounting.

Included in other assets in the Company’s balance sheet as of January 29, 2012 is $46,966 related to these investments in unconsolidated affiliates.

6.      DEBT

Short-Term Borrowings

One of the Company’s subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of ¥1,000,000 (approximately $13,000 based on exchange rates in effect on January 29, 2012) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one-month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless the Company gives notice of termination. The full amount of this facility was borrowed as of January 29, 2012. The weighted average interest rate on the funds borrowed at January 29, 2012 was 0.33%.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	2011	2010
Senior secured term loan A facility - United States dollar-denominated	$616,000	$319,008
Senior secured term loan A facility - Euro-denominated	109,470	118,781
Senior secured term loan B facility - United States dollar-denominated	397,000	870,267
Senior secured term loan B facility - Euro-denominated	80,785	356,344
7 3/8% senior unsecured notes	600,000	600,000
7 3/4% debentures	99,621	99,602
Total	1,902,876	2,364,002
Less: Current portion of long-term debt	69,951	—
Long-term debt	$1,832,925	$2,364,002

Please refer to Note 9, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of January 29, 2012 and January 30, 2011.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

As of January 29, 2012, the Company’s mandatory long-term debt repayments for the next five years were as follows:

2012	$69,951
2013	107,639
2014	173,591
2015	390,290
2016	461,784

As of January 29, 2012, after taking into account the interest rate swap and cap agreements discussed below, approximately 75% of the Company’s total debt was at a fixed rate or at a variable rate that was capped, with the remainder at variable rates that were uncapped.

Senior Secured Credit Facilities

On May 6, 2010, the Company entered into, and on March 2, 2011 amended and restated, a senior secured credit facility (“the amended facility”), which consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The amended facility provides reduced borrowing spreads, as well as additional flexibility with respect to the application of voluntary prepayments. By entering into the amended facility, the Company extended the maturity of the term loan A facilities and the revolving loan facilities from May 2015 to January 2016. The maturity of the term loan B facilities remained in May 2016. The Company’s ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the agreement governing the amended facility.

In connection with the closing of the amended facility, the Company voluntarily prepaid $149,275 of borrowings with cash on hand. The revolving credit facilities remained undrawn upon the closing of the amended facility (with only letters of credit outstanding). The Company made additional payments totaling $301,450 during the year ended January 29, 2012.

The amended facility provided for initial borrowings of up to an aggregate of approximately $1,970,000 (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1,520,000 of term loan facilities; and (ii) approximately $450,000 under revolving credit facilities. Based on applicable exchange rates on January 29, 2012, approximately $450,000 was available under revolving credit facilities. The Company had no revolving credit borrowings and $72,199 of letters of credit outstanding as of January 29, 2012. The Company had $1,203,255 outstanding under the term loan facilities as of, and based on applicable exchange rates on, January 29, 2012. The repaid borrowings under the term loan facilities are not subject to reborrowing.

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

PVH CORP.
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

The current applicable margins are (a) in the case of the United States dollar-denominated term loan A facility, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.75%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.75%. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s period ending January 29, 2012 and each subsequent quarter, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on the Company’s leverage ratio.

On May 4, 2011, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632,000 of the Company’s variable rate debt obligation under its United States dollar-denominated senior secured term loan A facility to fixed rate debt. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to $616,000 as of January 29, 2012 and will continue to be reduced such that based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the facility is expected to always exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and it will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, on May 4, 2011, the Company entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement has been designed with the intended effect of capping the interest rate on an initial notional amount of €165,895 of the Company’s variable rate debt obligation under its Euro-denominated senior secured term loan A and B facilities. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to €98,892 as of January 29, 2012, and will continue to be adjusted such that the Company’s outstanding debt under the facilities is expected to always exceed the notional amount of the cap agreement. Under the terms of this agreement, the three-month Euro inter-bank borrowing rate (“EURIBOR”) that the Company will pay is capped at a rate of 2%. Therefore, the maximum amount of interest that the Company will pay on the notional amount will be at the 2% capped rate, plus the current applicable margin.

7 3/8% Senior Notes Due 2020

On May 6, 2010, the Company issued $600,000 principal amount of 7 3/8% senior notes due May 15, 2020. Interest on the 7 3/8% notes is payable semi-annually in arrears on May 15 and November 15 of each year.

PVH CORP.
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

Tender for and Redemption of 2011 Notes and 2013 Notes

The Company commenced tender offers on April 7, 2010 for (i) all of the $150,000 outstanding principal amount of its notes due 2011; and (ii) all of the $150,000 outstanding principal amount of its notes due 2013. The tender offers expired on May 4, 2010. On May 6, 2010, the Company accepted for purchase all of the notes tendered and made payment to tendering holders and called for redemption all of the balance of its outstanding 7 1/4% senior notes due 2011 and all of the balance of its outstanding 8 1/8% senior notes due 2013. The redemption prices of the notes due 2011 and 2013 were 100.000% and 101.354%, respectively, of the outstanding aggregate principal amount of each applicable note, plus accrued and unpaid interest thereon to the redemption date. On May 6, 2010, the Company made an irrevocable payment, including accrued and unpaid interest, to the trustee for the notes due 2011 and 2013. As a result, such notes were satisfied and effectively discharged as of May 6, 2010.

Substantially all of the Company’s assets have been pledged as collateral to secure the Company’s obligations under its senior secured credit facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 4, “Goodwill and Other Intangible Assets.”

Interest paid was $111,433, $110,018 and $31,824 in 2011, 2010 and 2009, respectively.

7.      INCOME TAXES

The domestic and foreign components of income before provision for income taxes were as follows:

	2011	2010	2009
Domestic	$195,873	$28,168	$207,536
Foreign	235,692	48,405	4,047
Total	$431,565	$76,573	$211,583

Taxes paid were $71,873 in 2011, $40,169 in 2010 and $95,459 in 2009.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The provision/(benefit) for income taxes attributable to the income consisted of:

	2011	2010	2009
Federal:
Current	$36,552	$19,790	$33,716
Deferred	41,848	(11,167)	4,929
State and local:
Current	9,128	2,759	7,580
Deferred	(474)	1,305	(215)
Foreign:
Current	26,825	12,712	3,663
Deferred	(195)	(2,631)	—
Total	$113,684	$22,768	$49,673

The Company’s provision for income taxes for the years 2011, 2010 and 2009 was different from the amount computed by applying the statutory United States federal income tax rates to the underlying income as follows:

	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.2%	7.5%	2.3%
Effects of international jurisdictions, including foreign tax credits	(9.1)%	(27.3)%	—%
Nondeductible short-lived intangible asset and inventory valuation amortization	—%	24.5%	—%
Nondeductible professional fees in connection with Tommy Hilfiger acquisition	—%	3.4%	—%
Unrecognized tax benefits	(0.3)%	(4.2)%	(13.1)%
Decreases in international income tax rates	(1.2)%	(6.8)%	—%
Change in valuation allowance	(1.3)%	3.4%	(0.1)%
Other, net	2.0%	(5.8)%	(0.6)%
Effective tax rate	26.3%	29.7%	23.5%

Effects of international jurisdictions, including foreign tax credits, reflected in the above table for 2011 and 2010 include not only those taxes at statutory income tax rates but also taxes at special rates levied on income from certain jurisdictional activities. The Company expects to benefit from these special rates until 2022.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The components of deferred income tax assets and liabilities were as follows:

	2011	2010
Gross deferred tax assets
Tax loss and credit carryforwards	$93,311	$108,145
Employee compensation and benefits	116,448	84,760
Inventories	19,606	18,018
Accounts receivable	14,820	13,156
Property, plant and equipment	—	5,972
Accrued expenses	18,239	27,026
Other, net	19,836	28,134
Subtotal	282,260	285,211
Valuation allowances	(18,932)	(25,177)
Total gross deferred tax assets, net of valuation allowances	$263,328	$260,034
Gross deferred tax liabilities
Intangibles	$(701,391)	$(710,119)
Property, plant and equipment	(3,326)	—
Total gross deferred tax liabilities	$(704,717)	$(710,119)
Net deferred tax liability	$(441,389)	$(450,085)

Included in the tax loss and credit carryforwards at the end of 2011 are tax effected state tax loss carryforwards of approximately $17,559, which at current apportionment percentages would equate to approximately $451,274 of income (which is subject to change based upon future apportionment percentages), federal net operating loss carryforwards of $2,698, foreign net operating loss carryforwards of $280,179 and federal and state and local credit carryforwards of $20,286. The carryforwards expire principally between 2012 and 2032. The valuation allowance decrease relates primarily to tax attributes (e.g., state and local and foreign net operating loss carryforwards) for which the Company currently believes it is more likely than not that a portion of these losses will not be realized.

The Company does not provide for deferred taxes on the excess of financial reporting over tax basis on its investments in the foreign subsidiaries that were part of the Tommy Hilfiger acquisition and that are essentially permanent in duration. The earnings that are permanently reinvested were $248,125. The determination of the additional deferred taxes on the excess has not been provided because it is not practicable due to complexities associated with the hypothetical calculation.

Unrecognized tax benefit activity for each year was as follows:

	2011	2010
Balance at beginning of year	$178,634	$34,466
Increase due to assumed Tommy Hilfiger positions	—	141,851
Increases related to prior year tax positions	1,502	331
Decreases related to prior year tax positions	(758)	(764)
Increases related to current year tax positions	18,164	11,623
Settlements	—	—
Lapses in statute of limitations	(11,896)	(8,873)
Effects of foreign currency translation	(1,642)	—
Balance at end of year	$184,004	$178,634

The entire amount of unrecognized tax benefits as of January 29, 2012, if recognized, would reduce the future effective tax rate under current accounting provisions.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Interest and penalties related to unrecognized tax benefits are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Income Statements totaled an expense of $2,969 and $2,125 for 2011 and 2010, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of January 29, 2012 and January 30, 2011 totaled $10,577 and $7,608, respectively. The Company records its liabilities for unrecognized tax benefits principally in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets based on the anticipated timing of relieving such liabilities.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. With few exceptions, examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2007. It is reasonably possible that a reduction in a range of $11,000 to $16,000 of uncertain tax positions may occur within 12 months of January 29, 2012.

8.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with certain international inventory purchases. To help manage this exposure, the Company periodically uses foreign currency forward exchange contracts.

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into an interest rate swap agreement and an interest rate cap agreement to hedge against this exposure. Please see Note 6, “Debt,” for a further discussion of these agreements.

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

The Company records the foreign currency forward exchange contracts, interest rate swap agreement and interest rate cap agreement (collectively referred to as “cash flow hedges”) at fair value in its Consolidated Balance Sheets. Changes in fair value of cash flow hedges that are designated as effective hedging instruments are deferred in equity as a component of AOCI. The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings and no contracts were excluded from effectiveness testing. In addition, changes in the fair value of hedges that are not designated as effective hedging instruments are immediately recognized in earnings. The Company does not use derivative financial instruments for trading or speculative purposes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	1/29/2012	1/30/2011	1/29/2012	1/30/2011
Contracts designated as hedges:
Foreign currency forward exchange contracts	$13,581	$417	$1,590	$12,572
Interest rate contracts	211	—	7,907	—
Total contracts designated as hedges	13,792	417	9,497	12,572
Undesignated contracts:
Foreign currency forward exchange contracts	—	—	1,265	2,940
Total undesignated contracts	—	—	1,265	2,940
Total	$13,792	$417	$10,762	$15,512

At January 29, 2012, the notional amount of foreign currency forward exchange contracts outstanding was approximately $404,000. Such contracts expire principally between January 31, 2012 and January 31, 2013.

The following table summarizes the effect of the Company’s cash flow hedges designated as hedging instruments:

	Loss Recognized in Other Comprehensive Income (Effective Portion)		Loss Reclassified from AOCI into Expense (Effective Portion)
						Loss Recognized in Income (Ineffective Portion)

			Location	Amount		Location	Amount
	2011	2010		2011	2010		2011	2010
Foreign currency forward exchange contracts	$(6,033)	$(17,883)	Cost of goods sold	$(29,729)	$(5,580)	Selling, general and administrative expenses	$—	$(1,922)

Interest rate contracts	(11,333)	—	Interest expense	(3,426)	—		—	—
Total	$(17,366)	$(17,883)		$(33,155)	$(5,580)		$—	$(1,922)

A gain in AOCI on foreign currency forward exchange contracts at January 29, 2012 of $10,225 is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a loss in AOCI for interest rate contracts at January 29, 2012 of $4,164 is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange contracts for inventory purchases that were not designated as hedging instruments:

Gain (Loss) Recognized
in Income (Expense)
Location	Amount
	2011	2010
Selling, general and administrative expenses	$1,223	$(2,868)

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of January 29, 2012.

9.    FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities that were required to be remeasured at fair value on a recurring basis during 2011 and 2010 consisted of derivative financial instrument assets and liabilities, which are classified as Level 2 measurements and contingent purchase price payments related to the reacquisition of the rights to the Tommy Hilfiger trademarks in India, which are classified as Level 3 measurements, in accordance with the fair value hierarchy described above.

The fair value of the foreign currency forward exchange contracts related to inventory purchases is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair values of the interest rate contracts are based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments. Please refer to Note 8, “Derivative Financial Instruments,” for the fair values of the derivative assets and liabilities.

In relation to the reacquisition of the rights to the Tommy Hilfiger trademarks in India during 2011, the Company is required to make annual contingent purchase price payments based on a percentage of annual sales over a certain threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25,000 aggregate maximum over the payment period and are due within 60 days following each one year period. The first one year period commenced on July 1, 2011. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such contingent purchase price payments, which was estimated to be $9,559 as of both the acquisition date and January 29, 2012, was recorded as a liability as of the acquisition date. The fair value was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, discounted using rates of return that account for the relative risks of the estimated future cash flows and the time value of money. Excluding the initial recognition of the liability for the contingent purchase price payments, any future change in the fair value will be included within selling, general and administrative expenses.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property and equipment and other long-lived assets) during 2011 and 2010, and the total impairments recorded as a result of the remeasurement process:

	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments For The Year Ended
	Level 1	Level 2	Level 3
2011	N/A	N/A	$79	$79	$7,686
2010	N/A	$200	$91	$291	$13,900

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Long-lived assets with a carrying amount of $1,151 were written down to a fair value of zero during 2011 as a result of management’s decision to permanently discontinue the use of one of its software systems. The Company ceased use of the software during the third quarter of 2011. Such assets were deemed to have no future use or economic benefit based on the Company’s analysis using market participant assumptions, and therefore no expected future cash flows. The impairment charge was included in selling, general and administrative expenses in corporate expenses not allocated to any reportable segment.

Long-lived assets with a carrying amount of $1,062 were written down to a fair value of zero during 2011 in connection with the Company’s negotiated early termination of its license to market sportswear under the Timberland brand. Such assets were deemed to have no future use or economic benefit based on the Company’s analysis using market participant assumptions, and therefore no expected future cash flows. The impairment charge was included in selling, general and administrative expenses in the Heritage Brand Wholesale Sportswear segment.

Long-lived assets with a carrying amount of $5,552 were written down to a fair value of $79 during 2011 in connection with the financial performance in certain of the Company’s outlet and specialty retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge was included in selling, general and administrative expenses, of which $430 was recorded in the Heritage Brand Retail segment, $568 was recorded in the Calvin Klein Licensing segment, $313 was recorded in the Other (Calvin Klein Apparel) segment, $2,175 was recorded in the Tommy Hilfiger North America segment and $1,987 was recorded in the Tommy Hilfiger International segment.

Long-lived assets with a carrying amount of $2,077 were written down to a fair value of $200 during 2010 in connection with the sale to a licensee of certain assets related to the Tommy Hilfiger children’s apparel business. Fair value was determined based on the quoted contractual selling prices of such assets, less the related selling costs. The impairment charge was included in selling, general and administrative expenses in the Tommy Hilfiger North America segment.

Long-lived assets with a carrying amount of $9,231 were written down to a fair value of $91 during the fourth quarter of 2010 in connection with the exit of certain Tommy Hilfiger product categories. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge was included in selling, general and administrative expenses principally in the Tommy Hilfiger North America segment.

Long-lived assets with a carrying amount of $2,883 were written down to a fair value of zero during 2010 in connection with the financial performance in certain of the Company’s outlet and specialty retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge was included in selling, general and administrative expenses, of which $433 was recorded in the Heritage Brand Retail segment, $25 was recorded in the Other (Calvin Klein Apparel) segment, $223 was recorded in the Tommy Hilfiger North America segment and $2,202 was recorded in the Tommy Hilfiger International segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt for 2011 and 2010 were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$233,197	$233,197	$498,718	$498,718
Short-term borrowings	13,040	13,040	4,868	4,868
Long-term debt (including portion classified as current)	1,902,876	1,978,419	2,364,002	2,415,980

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable year.

PVH CORP.
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

As a result of the Company’s acquisition of Tommy Hilfiger, the Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits.    In addition, the Company has a capital accumulation program, which is an unfunded non-qualified supplemental defined benefit plan covering three current and 17 retired executives. Under the individual participants’ agreements, the participants in this plan will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. The Company refers to these two plans as its “SERP Plans.”

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

Following is a reconciliation of the changes in the projected benefit obligation (pension plans and SERP Plans) and the accumulated benefit obligation (postretirement plan) for each of the last two years:

	Pension Plans		SERP Plans		Postretirement Plan
	2011	2010	2011	2010	2011	2010
Beginning of year	$319,048	$283,639	$30,628	$15,205	$17,781	$22,668
Business acquisitions	—	—	—	15,693	—	—
Service cost	14,138	9,216	98	90	—	—
Interest cost	19,183	17,843	1,810	1,623	1,018	1,090
Benefit payments	(15,405)	(14,270)	(2,275)	(2,045)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(1,800)	(2,122)
Plan amendments	—	9	—	—	—	—
Medicare subsidy	—	—	—	—	107	114
Actuarial loss (gain)	62,298	22,611	1,921	62	1,141	(3,969)
End of year	$399,262	$319,048	$32,182	$30,628	$18,247	$17,781

Following is a reconciliation of the fair value of the assets held by the Company’s pension plans and the plans’ funded status for each of the last two years:

	2011	2010
Fair value of plan assets, beginning of year	$251,810	$207,883
Actual return, net of plan expenses	9,371	30,438
Benefit payments	(15,405)	(14,270)
Company contributions	22,729	27,759
Fair value of plan assets, end of year	$268,505	$251,810
Funded status at end of year	$(130,757)	$(67,238)

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plan
	2011	2010	2011	2010	2011	2010
Current liabilities	$(4,632)	$(3,753)	$(2,627)	$(2,295)	$(2,028)	$(2,014)
Non-current liabilities	(126,125)	(63,485)	(29,555)	(28,333)	(16,219)	(15,767)
Net amount recognized on balance sheet	$(130,757)	$(67,238)	$(32,182)	$(30,628)	$(18,247)	$(17,781)

Pre-tax amounts in AOCI that, as of the end of each applicable fiscal year, had not yet been recognized as components of net benefit cost were as follows:

	Pension Plans		SERP Plans		Postretirement Plan
	2011	2010	2011	2010	2011	2010
Prior service credit	$319	$381	$—	$—	$3,072	$3,889
Net loss	(196,609)	(131,190)	(1,982)	(43)	(3,124)	(2,010)
Total	$(196,290)	$(130,809)	$(1,982)	$(43)	$(52)	$1,879

Pre-tax amounts in AOCI as of January 29, 2012 expected to be recognized as components of net benefit cost in 2012 were as follows:

	Pension Plans	SERP Plans	Postretirement Plan
Prior service credit	$62	$—	$817
Net (loss) gain	(16,307)	—	(160)
Total	$(16,245)	$—	$657

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The pension plan assets are invested with the objective of being able to meet current and future benefit payment needs, while controlling pension expense volatility and future contributions. Plan assets are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation for the majority of the plans as of January 29, 2012 was approximately 45% United States equities, 15% international equities and 40% fixed income investments. Equity securities primarily include investments in large-cap and mid-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, asset and mortgage backed securities, municipal bonds, collective funds and United States treasuries. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions. The following tables show the fair value of total pension plan assets for each major category as of January 29, 2012 and January 30, 2011:

		Fair Value Measurements at January 29, 2012
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(1)	$56,016	$56,016	$—	$—
International equities(1)	1,285	1,285	—	—
Global equity mutual fund(2)	13,297	13,297	—	—
U.S. equity fund(3)	37,564	37,564	—	—
International equity commingled fund(4)	41,288	—	41,288	—
Fixed income securities:
Government securities(5)	17,922	—	17,922	—
Corporate securities(5)	55,551	—	55,551	—
Short-term investment commingled funds(6)	39,379	—	39,379	—
Total return mutual fund(7)	4,194	4,194	—	—
Subtotal	$266,496	$112,356	$154,140	$—
Other assets and liabilities(8)	2,009
Total	$268,505

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

		Fair Value Measurements at January 30, 2011
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(1)	$53,609	$53,609	$—	$—
International equities(1)	2,910	2,910	—	—
Global equity mutual fund(2)	13,376	13,376	—	—
U.S. equity commingled fund(9)	35,696	—	35,696	—
International equity commingled fund(4)	46,632	—	46,632	—
Fixed income securities:
Government and agency securities(5)	3,610	—	3,610	—
Corporate securities(5)	25,617	—	25,617	—
Asset and mortgage backed securities(10)	13,969	—	13,969	—
U.S. bond commingled fund(11)	16,935	—	16,935	—
Short-term investment commingled funds(6)	36,789	—	36,789	—
Total return mutual fund(7)	4,183	4,183	—	—
Subtotal	$253,326	$74,078	$179,248	$—
Other assets and liabilities(8)	(1,516)
Total	$251,810
(1)     Valued at the closing price in the active market in which the individual securities are traded.

(2)
Valued at the net asset value of the fund, as determined by the closing price in the active market in which the individual fund is traded. This fund invests in a portfolio of U.S. and international equities seeking long-term growth of principal and income.

(3)	Valued at the closing price in the active market in which this fund is traded. This fund invests in U.S. large cap equities that track the Russell 1000 Index.

(4)
Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. This fund invests primarily in equities outside the U.S. seeking long-term capital appreciation.

(5)
Valued with bid evaluation pricing that uses a discounted cash flow method. Inputs include actual and comparable trade data, market benchmarks, broker quotes, trading spreads and/or other applicable data.

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

(8)	This category includes other pension assets and liabilities such as pending trades and accrued income.

(9)
Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. This fund invests in U.S. large cap equities that track the S&P 500 Index.

(10)	Valued with bid evaluation pricing using a combined market/income approach that includes discounted projected cash flows, comparable trade data, market benchmarks and/or other applicable data.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

(11)
Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. This fund invests in fixed income securities to track to the Barclays Capital U.S. aggregate bond index.

The Company believes that there are no significant concentrations of risk within its plan assets at January 29, 2012.

In 2011 and 2010, all of the Company’s pension plans, including the Company’s unfunded supplemental pension plans, had projected and accumulated benefit obligations in excess of plan assets. The balances were as follows:

	2011	2010
Number of plans with projected benefit obligations in excess of plan assets	6	6
Aggregate projected benefit obligation	$399,262	$319,048
Aggregate fair value of related plan assets	$268,505	$251,810

Number of plans with accumulated benefit obligations in excess of plan assets	6	6
Aggregate accumulated benefit obligation	$366,744	$298,618
Aggregate fair value of related plan assets	$268,505	$251,810

The components of net benefit cost and other pre-tax amounts recognized in other comprehensive income (loss) in each of the last three years were as follows:

Net Benefit Cost Recognized in Selling, General and Administrative Expenses

	Pension Plans			SERP Plans			Postretirement Plan
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost, including plan expenses	$14,528	$9,516	$7,637	$98	$90	$70	$—	$—	$—
Interest cost	19,183	17,843	16,937	1,810	1,623	958	1,018	1,090	1,459
Amortization of net loss (gain)	9,240	7,580	2,325	(18)	(8)	(39)	27	—	258
Expected return on plan assets	(22,123)	(19,970)	(20,028)	—	—	—	—	—	—
Amortization of prior service credit	(62)	(62)	(30)	—	—	—	(817)	(817)	(817)
Curtailment loss	—	—	13	—	—	—	—	—	—
Total	$20,766	$14,907	$6,854	$1,890	$1,705	$989	$228	$273	$900

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	Pension Plans			SERP Plans			Postretirement Plan
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Actuarial loss (gain)	$74,659	$11,844	$12,207	$1,921	$62	$1,809	$1,141	$(3,969)	$1,666
Prior service cost	—	9	—	—	—	—	—	—	—
Amortization of prior service credit	62	62	16	—	—	—	817	817	817
Amortization of net (loss) gain	(9,240)	(7,580)	(2,325)	18	8	39	(27)	—	(258)
Loss (gain) recognized in other comprehensive income (loss)	$65,481	$4,335	$9,898	$1,939	$70	$1,848	$1,931	$(3,152)	$2,225

Currently, the Company expects to make contributions of approximately $25,000 to its pension plans in 2012. The expected benefit payments associated with the Company’s pension plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Company’s postretirement plan are as follows:

			Postretirement Plan
	Pension Plans	SERP Plans	Excluding Medicare Subsidy Receipts	Expected Medicare Subsidy Receipts
2012	18,406	2,627	2,028	105
2013	18,419	2,684	1,930	100
2014	17,348	2,879	1,855	95
2015	18,736	2,702	1,756	89
2016	19,514	2,701	1,621	82
2017-2021	122,981	11,492	6,683	307

The medical health care cost trend rate assumed for 2012 is 6.46% and is assumed to decrease by approximately 0.15% per year through 2022. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2011 and on the accumulated postretirement benefit obligation at January 29, 2012 would be as follows:

	1% Increase	1% Decrease
Impact on service and interest cost	$62	$(56)
Impact on year-end accumulated postretirement benefit obligation	$1,168	$(1,055)

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2011	2010	2009
Discount rate	5.06%	6.09%	6.35%
Rate of increase in compensation levels (applies to pension plans only)	4.31%	4.30%	4.29%
Long-term rate of return on assets (applies to pension plans only)	7.75%	8.25%	8.25%

PVH CORP.
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

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. The Company also has a defined contribution plan for certain employees associated with certain businesses acquired in the Tommy Hilfiger acquisition, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $12,664 in 2011, $9,898 in 2010 and $6,195 in 2009.

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

Common Stock Dividends

During each of 2011, 2010 and 2009, the Company paid four $0.0375 per share cash dividends on its common stock.

Warrant

The Company issued to Mr. Calvin Klein a nine-year warrant to purchase 320 shares of the Company’s common stock at $28.00 per share in connection with the Company’s acquisition of Calvin Klein in 2003. Such warrant was exercised and the underlying shares were issued during 2010.

12.    STOCK-BASED COMPENSATION

The Company grants stock-based awards under its 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan replaced the Company’s then-existing 1997, 2000 and 2003 Stock Option Plans. The 1997, 2000 and 2003 Stock Option Plans terminated on the date of the 2006 Plan’s initial approval in June 2006, other than with respect to outstanding options under the terminated plans, which continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

PVH CORP.
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

Through January 29, 2012, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Net income for 2011, 2010 and 2009 included $40,938, $33,281 and $14,456, respectively, of pre-tax expense related to stock-based compensation.

Options currently outstanding are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant. The vesting of options outstanding is also generally accelerated upon retirement (as defined in the applicable plan). Options are generally granted with a 10-year term.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed on a straight-line basis over the options’ vesting periods. At January 29, 2012, there was $9,141 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted in each year:

	2011	2010	2009
Weighted average risk-free interest rate	2.62%	2.63%	2.58%
Weighted average expected option term (in years)	6.25	6.25	6.59
Weighted average expected volatility	44.35%	42.60%	38.92%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average estimated fair value per option	$29.81	$26.67	$11.16

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Service-based stock option activity for the year was as follows:

	Options	Weighted Average Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 30, 2011	2,853	$33.41	5.7	$70,796
Granted	195	65.16
Exercised	843	29.19
Cancelled	16	46.30
Outstanding at January 29, 2012	2,189	$37.77	5.7	$85,200
Exercisable at January 29, 2012	1,366	$35.26	4.4	$56,611

The aggregate grant date fair value of service-based options granted during 2011, 2010 and 2009 was $5,819, $4,528 and $7,397, respectively.

The aggregate grant date fair value of service-based options that vested during 2011, 2010 and 2009 was $4,707, $4,259 and $7,831, respectively.

The aggregate intrinsic value of service-based options exercised was $34,364, $32,389 and $6,380 in 2011, 2010 and 2009, respectively.

RSUs granted to employees generally vest in three annual installments of 25%, 25% and 50% commencing two years after the date of grant. Service-based RSUs granted to non-employee directors vest in four equal annual installments commencing one year after the date of grant for awards granted prior to 2010 and vest in full one year after the date of grant for awards granted during or after 2010. The underlying RSU award agreements (excluding agreements for non-employee director awards made during or after 2010) generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of service based RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed, net of estimated forfeitures, on a straight-line basis over the RSUs’ vesting periods.

RSU activity for the year was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2011	814	$40.24
Granted	253	68.53
Vested	216	41.03
Cancelled	31	53.10
Non-vested at January 29, 2012	820	$48.28

The aggregate grant date fair value of RSUs granted during 2011, 2010 and 2009 was $17,325, $11,210 and $11,369, respectively. The aggregate grant date fair value of RSUs vested during 2011, 2010 and 2009 was $8,874, $4,021 and $2,442, respectively.

At January 29, 2012, there was $16,009 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.8 years.

The Company granted restricted stock to certain of Tommy Hilfiger’s management employees in connection with the Company’s acquisition of Tommy Hilfiger on May 6, 2010. The restricted stock is not subject to the 2006 Plan but its grant was approved by the Company’s Board of Directors. The shares of restricted stock are registered in the names of each such

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

employee and are held in a third-party escrow account until they vest, at which time the stock will be delivered to the applicable employee. The restricted stock generally vests on May 6, 2012.

The fair value of restricted stock is equal to the closing price of the Company’s common stock on May 6, 2010 and is expensed, net of forfeitures, on a straight-line basis over the restricted stock’s vesting period.

Restricted stock activity for the year was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2011	350	$60.41
Granted	—	—
Vested	17	60.41
Cancelled	—	—
Non-vested at January 29, 2012	333	$60.41

No restricted stock was granted during 2011 or 2009. The aggregate grant date fair value of restricted stock granted on May 6, 2010 was $21,196. The aggregate grant date fair value of restricted stock vested during 2011 and 2010 was $1,020 and $60, respectively.

At January 29, 2012, there was $2,644 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 0.3 years.

The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during the first and third quarters of 2011 subject to a performance period of two years. The Company granted contingently issuable performance share awards to all of the Company’s senior executives (other than senior executives of Tommy Hilfiger) on May 6, 2010 subject to a performance period of three years. The Company granted contingently issuable performance share awards to all then-executive officers of the Company during the first quarter of 2010 subject to a performance period of two years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity for the awards granted in the first quarter of 2011 and earnings per share growth for the awards granted in 2010 and the third quarter of 2011 during the applicable performance cycle. Depending on the level of performance achieved, up to a total number of 94 and 496 shares could be issued for all non-vested performance share awards granted in 2011 and 2010, respectively. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the year was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2011	611	$52.69
Granted	94	71.18
Vested	96	63.29
Cancelled	19	50.73
Non-vested at January 29, 2012	590	$53.96

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

No performance shares were granted during 2009. The aggregate grant date fair value of performance shares granted during 2011 and 2010 was $6,644 and $32,203, respectively. The aggregate grant date fair value of performance shares vested during 2011, 2010 and 2009 was $6,043, $1,202 and $1,176, respectively.

At January 29, 2012, based on the Company’s current estimate of the most likely number of shares that will ultimately be issued, there was $12,016 of unrecognized pre-tax compensation expense related to non-vested performance shares, which is expected to be recognized over a weighted average period of 1.2 years.

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions were $19,415, $14,077 and $2,900 in 2011, 2010 and 2009, respectively. Of those amounts, $11,593, $9,333 and $1,269, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

Total stock awards available for grant at January 29, 2012 amounted to 2,572 shares.

13.    COMPONENTS OF AOCI

The following table sets forth the detail of AOCI, net of related taxes:

	2011	2010
Foreign currency translation adjustments	$66,447	$147,857
Retirement liability adjustment	(122,167)	(80,214)
Unrealized gain (loss) on derivative financial instruments	5,294	(11,899)
Total	$(50,426)	$55,744

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

At January 29, 2012, minimum annual rental commitments under non-cancelable leases were as follows:

	Capital Leases	Operating Leases	Total
2012	$8,710	$288,621	$297,331
2013	6,516	243,716	250,232
2014	4,524	215,782	220,306
2015	2,068	193,415	195,483
2016	1,393	165,569	166,962
Thereafter	8,197	582,182	590,379
Total minimum lease payments	31,408	$1,689,285	$1,720,693
Less: Amount representing interest	(4,655)
Present value of net minimum capital lease payments	$26,753

The Company’s retail location leases represent $1,217,321 of the total minimum lease payments. The Company’s administrative offices and showrooms located in New York, New York represent $102,122 of the total minimum lease payments. The Company’s corporate, finance and retail administrative offices located in Bridgewater, New Jersey represent

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

$51,503 of the total minimum lease payments. The Company’s Calvin Klein administrative offices and showrooms represent $32,861 of the total minimum lease payments. The Company’s Tommy Hilfiger administrative offices and showrooms, most of which are located in Amsterdam, The Netherlands and New York, New York represent $84,858 and $80,539, respectively, of the total minimum lease payments.

At January 29, 2012, aggregate future minimum rentals to be received under non-cancelable capital and operating subleases were $0 and $23,306, respectively.

Rent expense was as follows:

	2011	2010	2009
Minimum	$290,936	$239,425	$114,538
Percentage and other	95,352	49,069	26,656
Less: Sublease rental income	(3,441)	(2,925)	(1,164)
Total	$382,847	$285,569	$140,030

The gross book value of assets under capital leases, which are classified within property, plant and equipment in the Company’s Consolidated Balance Sheets, amounted to $40,270 and $30,459 as of January 29, 2012 and January 30, 2011, respectively. Accumulated amortization related to assets under capital leases amounted to $10,570 and $3,421 as of January 29, 2012 and January 30, 2011, respectively. The Company includes amortization of assets under capital leases in depreciation and amortization expense. The Company incurred $0 during each of the years ended January 29, 2012 and January 30, 2011 in percentage rentals under capital leases.

15.    ACTIVITY EXIT COSTS

Tommy Hilfiger Integration and Exit Costs

In connection with the Company’s acquisition of Tommy Hilfiger on May 6, 2010 and the related integration, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, inventory liquidations and lease/contract terminations, including costs associated with the exit of certain Tommy Hilfiger product categories. Such costs were as follows:

	Total Expected to be Incurred	Incurred During 2010	Incurred During 2011	Cumulative Incurred to Date
Severance, termination benefits and other costs	$33,208	$19,793	$12,415	$32,208
Long-lived asset impairments	11,017	11,017	—	11,017
Inventory liquidation costs	10,210	2,583	7,627	10,210
Lease/contract termination and related costs	29,627	3,165	24,462	27,627
Total	$84,062	$36,558	$44,504	$81,062

$33,385 of the charges for severance, termination benefits, lease/contract termination and other costs for 2011 relate principally to selling, general and administrative expenses of the Company’s Tommy Hilfiger North America segment. The remaining $3,492 of the charges for severance, termination benefits, lease/contract termination and other costs for 2011 and the remaining costs expected to be incurred relate principally to corporate expenses not allocated to any reportable segment. The charges for severance, termination benefits and other costs for 2010 were principally included in selling, general and administrative expenses of the Company’s Tommy Hilfiger North America segment and the lease/contract termination and related costs for 2010 were principally included in selling, general and administrative expenses of the Company’s Tommy Hilfiger International segment. Inventory liquidation costs were included in cost of goods sold of the Company’s Tommy Hilfiger North America segment (see Note 18, “Segment Data”).

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Please see Note 9, “Fair Value Measurements,” for a further discussion of the long-lived asset impairments reflected in the above table.

Liabilities for severance and termination benefits and lease/contract termination costs recorded in connection with the acquisition and integration of Tommy Hilfiger were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/30/11	Costs Incurred During 2011	Costs Paid During 2011	Liability at 1/29/12
Severance, termination benefits and other costs	$16,258	$12,415	$24,368	$4,305
Lease/contract termination and related costs	3,165	24,462	23,135	4,492
Total	$19,423	$36,877	$47,503	$8,797

Costs Related to Exit from Timberland and Izod Women’s Businesses

The Company negotiated during the second quarter of 2011 an early termination of its license to market sportswear under the Timberland brand. In connection with this termination, which will become effective in 2012, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, contract termination and other costs. All expected costs related to this termination were incurred during 2011.

The Company announced in the fourth quarter of 2011 that it would be exiting the Izod women’s wholesale sportswear business beginning in 2012. In connection with this exit, the Company incurred certain costs related to severance and termination benefits.

The costs associated with both of these activities were as follows:

	Total Expected to be Incurred	Incurred During 2011	Liability at 1/29/12
Severance, termination benefits and other costs	$2,527	$2,027	$1,310
Long-lived asset impairments	1,062	1,062	—
Contract termination and related costs	5,029	5,029	5,029
Total	$8,618	$8,118	$6,339

The charges incurred in 2011 relate to selling, general and administrative expenses of the Company’s Heritage Brand Wholesale Sportswear segment (see Note 18, “Segment Data”).

Please see Note 9, “Fair Value Measurements,” for a further discussion of the long-lived asset impairments reflected in the above table.

Liabilities for severance and termination benefits and contract termination costs recorded in connection with the Company’s early termination of the license to market sportswear under the Timberland brand and exit from the Izod women’s wholesale sportswear business were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

UK and Ireland Van Heusen Exit Costs

In connection with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business during the fourth quarter of 2010, the Company incurred lease termination, severance, termination benefits and other costs and a loss on the liquidation of a foreign operation and disposed of previously recorded goodwill. All expected costs related to this transaction were incurred during 2010. Such costs were as follows:

Incurred During 2010
Severance, termination benefits and other costs	$759
Lease termination costs	795
Loss on liquidation of foreign operation	841
Disposal of goodwill	4,157
Total	$6,552

The charges for severance, termination benefits and other costs, the loss on the liquidation of a foreign operation, lease termination costs and the disposal of goodwill for 2010 were included in selling, general and administrative expenses of the Company’s Heritage Brand Wholesale Dress Furnishings segment (see Note 18, “Segment Data”).

Liabilities for severance and termination benefits and lease termination costs recorded in connection with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/30/11	Costs Paid During 2011	Liability at 1/29/12
Severance, termination benefits and other costs	$406	$406	$—
Lease termination costs	324	324	—
Total	$730	$730	$—

Other Restructuring Costs

The Company announced in the fourth quarter of 2008 that it initiated a series of actions to respond to the difficult economic conditions that existed during the second half of 2008 and were expected to (and did) continue into 2009 by restructuring certain of its operations and implementing a number of other cost reduction efforts. These restructuring initiatives were substantially completed and all costs were incurred by the end of 2009.

Costs associated with the exit activities were incurred as follows:

	Costs Incurred During 2009	Cumulative Incurred
Severance, termination benefits and other costs	$9,467	$26,209
Long-lived asset impairments	1,494	5,253
Lease termination costs	14,936	16,013
Total	$25,897	$47,475

Substantially all of these costs had been paid by the end of 2010.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The costs incurred associated with the restructuring were included principally in selling, general and administrative expenses of the Company’s segments as follows (see Note 18, “Segment Data”):

	Costs Incurred During 2009	Cumulative Incurred
Heritage Brand Wholesale Dress Furnishings	$541	$8,895
Heritage Brand Wholesale Sportswear	701	4,288
Heritage Brand Retail	2,341	4,189
Other (Calvin Klein Apparel)	17,134	19,601
Calvin Klein Licensing	—	486
Corporate	5,180	10,016
Total	$25,897	$47,475

16.    NET INCOME PER COMMON SHARE

The Company utilizes the two-class method of calculating basic net income per common share, as holders of the Company’s Series A convertible preferred stock participate in dividends with holders of the Company’s common stock. Net losses are not allocated to holders of the Series A convertible preferred stock.

The Company computed its basic and diluted net income per common share as follows:

	2011	2010	2009
Net income	$317,881	$53,805	$161,910
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	(628)	(471)	—
Allocation of income to Series A convertible preferred stock	(18,034)	(2,071)	—
Net income available to common stockholders for basic net income per common share	299,219	51,263	161,910
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	628	471	—
Allocation of income to Series A convertible preferred stock	18,034	2,071	—
Net income available to common stockholders for diluted net income per common share	$317,881	$53,805	$161,910

Weighted average common shares outstanding for basic net income per common share	67,158	62,744	51,639
Weighted average impact of dilutive securities	1,576	1,455	813
Weighted average impact of dilutive warrant	—	72	54
Weighted average impact of assumed convertible preferred stock conversion	4,189	3,107	—
Total shares for diluted net income per common share	72,923	67,378	52,506

Basic net income per common share	$4.46	$0.82	$3.14

Diluted net income per common share	$4.36	$0.80	$3.08

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	2011	2010	2009
Weighted average potentially dilutive securities	345	287	1,578

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of January 29, 2012, January 30, 2011 and January 31, 2010 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 590, 611 and 89 as of January 29, 2012, January 30, 2011 and January 31, 2010, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities.

17.    NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Consolidated Statement of Cash Flows for the year ended January 29, 2012 were capital expenditures related to property, plant and equipment of $5,786, which will not be paid until 2012. The Company paid $3,720 in cash during 2011 related to property, plant and equipment that was acquired in 2010. This amount is omitted from the Consolidated Statement of Cash Flows for the year ended January 30, 2011. The Company paid $911 in cash during 2010 related to property, plant and equipment that was acquired in 2009. This amount is omitted from the Consolidated Statement of Cash Flows for the year ended January 31, 2010.

The Company recorded increases to goodwill of $51,309, $45,335 and $38,866 during 2011, 2010 and 2009, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during 2011, 2010 and 2009, the Company paid $50,679, $43,655 and $37,435, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the first quarter of 2011, the Company recorded a loss of $12,876 to write off previously capitalized debt issuance costs in connection with the amendment and restatement of its senior secured credit facility.

The Company completed a transaction during the third quarter of 2011 that resulted in the reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license. The Company is required to make annual contingent purchase price payments based on a percentage of annual sales over a certain threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date.  Such payments are subject to a $25,000 aggregate maximum and are due within 60 days following each one year period commencing on July 1, 2011. The fair value of such contingent purchase price payments, which was recorded as a liability as of the acquisition date, was estimated to be $9,559.

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

PVH CORP.
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

Heritage Brand Wholesale Dress Furnishings segment - This segment consists of the Company’s heritage brand wholesale dress furnishings division. This segment derives revenue primarily from marketing both dress shirts and neckwear under the brand names Van Heusen, ARROW, IZOD, Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, DKNY and MICHAEL Michael Kors, as well as dress shirts under the brand names Geoffrey Beene and CHAPS. The Company markets these dress shirt and neckwear brands, as well as certain other owned and licensed brands and various private label brands, primarily to department, mid-tier department and specialty stores.

Heritage Brand Wholesale Sportswear segment - The Company aggregates the results of its heritage brand wholesale sportswear divisions into the Heritage Brand Wholesale Sportswear segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene, ARROW and Timberland to department, mid-tier department and specialty stores. The Company negotiated during the second quarter of 2011 the early termination of its license to use the Timberland trademarks on men’s sportswear and will be exiting the business in 2012. This segment also derives revenue from marketing women’s sportswear under the brand name IZOD. The Company announced in the fourth quarter of 2011 that it would be exiting the Izod women’s wholesale sportswear business beginning in 2012.

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

Tommy Hilfiger North America segment - The Company aggregates the results of its Tommy Hilfiger wholesale and retail divisions in North America into the Tommy Hilfiger North America segment. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale in the United States and Canada, primarily to department stores and through licensees; and (ii) operating retail stores and an e-commerce website in and for the United States and Canada, which sell Tommy Hilfiger branded apparel, accessories and related products.

Tommy Hilfiger International segment - The Company aggregates the results of its Tommy Hilfiger wholesale and retail divisions that operate outside of North America and its proportionate share of the net income or loss of its unconsolidated affiliates into the Tommy Hilfiger International segment. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe, primarily to department and specialty stores and franchise operators of Tommy Hilfiger stores, and through distributors and licensees; and (ii) operating retail stores and an e-commerce website in and for Europe and retail stores in Japan, which sell Tommy Hilfiger branded apparel, accessories and related products.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The following tables present summarized information by segment:

	2011	2010	2009
Revenue – Heritage Brand Wholesale Dress Furnishings
Net sales	$564,898	$523,901	$489,845
Royalty revenue	6,158	5,815	5,859
Advertising and other revenue	2,169	2,689	1,681
Total	573,225	532,405	497,385

Revenue – Heritage Brand Wholesale Sportswear
Net sales	537,284	568,447	473,101
Royalty revenue	10,008	10,731	10,133
Advertising and other revenue	1,687	1,764	1,931
Total	548,979	580,942	485,165

Revenue – Heritage Brand Retail
Net sales	646,769	638,902	610,337
Royalty revenue	4,822	5,023	4,361
Advertising and other revenue	772	842	795
Total	652,363	644,767	615,493

Revenue – Calvin Klein Licensing
Net sales	45,796	38,326	32,696
Royalty revenue	273,002	244,891	218,903
Advertising and other revenue	108,588	97,530	84,314
Total	427,386	380,747	335,913

Revenue – Tommy Hilfiger North America
Net sales	1,273,829	889,630	—
Royalty revenue	16,850	11,558	—
Advertising and other revenue	7,016	3,257	—
Total	1,297,695	904,445	—

Revenue – Tommy Hilfiger International
Net sales	1,703,582	1,007,776	—
Royalty revenue	45,195	28,690	—
Advertising and other revenue	4,329	4,319	—
Total	1,753,106	1,040,785	—

Revenue – Other (Calvin Klein Apparel)
Net sales	637,870	552,757	464,775
Total	637,870	552,757	464,775

Total Revenue
Net sales	5,410,028	4,219,739	2,070,754
Royalty revenue	356,035	306,708	239,256
Advertising and other revenue	124,561	110,401	88,721
Total(1)	$5,890,624	$4,636,848	$2,398,731

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

	2011		2010	(10)	2009	(10)
Income before interest and taxes – Heritage Brand Wholesale Dress Furnishings	$78,577		$66,624	(7)	$55,971	(9)

Income before interest and taxes – Heritage Brand Wholesale Sportswear	11,398	(3)	57,921		51,873	(9)

Income before interest and taxes – Heritage Brand Retail	28,993		45,339		28,570	(9)

Income before interest and taxes – Calvin Klein Licensing	189,178		174,699		155,738

Income before interest and taxes – Tommy Hilfiger North America	81,450	(4)	37,554	(8)	—

Income before interest and taxes – Tommy Hilfiger International	200,697	(4) (5)	51,653	(8)	—

Income before interest and taxes – Other (Calvin Klein Apparel)	88,822		73,093		17,056	(9)

Loss before interest and taxes – Corporate(2)	(119,462)	(4) (6)	(303,488)	(8)	(65,396)	(9)

Income before interest and taxes	$559,653		$203,395		$243,812

(1)
Macy’s, Inc. accounted for 9.4%, 10.1% and 11.9% of the Company’s revenue in 2011, 2010 and 2009, respectively. This revenue is reported in the Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear, Other (Calvin Klein Apparel) and Tommy Hilfiger North America segments.

(2)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s defined benefit pension plans.

(3)
Income before interest and taxes for 2011 includes costs of $8,118 related to the Company’s negotiated early termination of its license to market sportswear under the Timberland brand, which business will be exited in 2012, and its planned exit of the Izod women’s wholesale sportswear business.

(4)
Income (loss) before interest and taxes for 2011 includes costs of $69,522 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $44,704 in Tommy Hilfiger North America; $5,419 in Tommy Hilfiger International; and $19,399 in corporate expenses not allocated to any reportable segments.

(5)
Income before interest and taxes for 2011 includes an expense of $20,709 associated with settling the unfavorable pre-existing license agreement in connection with the Company’s buyout of the Tommy Hilfiger perpetual license in India. Please refer to Note 2, “Acquisitions,” for a further discussion.

(6)
Loss before interest and taxes for 2011 includes costs of $16,233 associated with the Company’s modification of its senior secured credit facility. Please refer to Note 6, “Debt,” for a further discussion.

(7)	Income before interest and taxes for 2010 includes costs of $6,552 associated with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

(8)
Income (loss) before interest and taxes for 2010 includes costs of $338,317 associated with the Company’s acquisition and integration of Tommy Hilfiger, including transaction, restructuring, exit and debt extinguishment costs, short-lived non-cash valuation amortization charges and the effects of hedges against Euro to United States dollar exchange rates related to the purchase price. Such costs were included in the Company’s segments as follows: $51,946 in Tommy Hilfiger North America; $62,844 in Tommy Hilfiger International; and $223,527 in corporate expenses not allocated to any reportable segments.

(9)
Income (loss) before interest and taxes 2009 includes costs associated with the Company’s restructuring initiatives announced during the fourth quarter of 2008. Such costs were included in the Company’s segments as follows: $541 in Heritage Brand Wholesale Dress Furnishings; $701 in the Heritage Brand Wholesale Sportswear; $2,341 in Heritage Brand Retail; $17,134 in Other (Calvin Klein Apparel); and $5,180 in corporate expenses not allocated to any reportable segments.

(10)
In 2011, the Company changed the way actuarial gains and losses from its defined benefit pension plans are allocated to its reportable segments. Actuarial gains and losses are now included as part of corporate expenses not allocated to any reportable segments. Prior year periods have been restated in order to present that information on a basis consistent with the current year.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

	2011	2010	2009
Identifiable Assets
Heritage Brand Wholesale Dress Furnishings	$312,800	$296,299	$278,101
Heritage Brand Wholesale Sportswear	301,935	297,780	249,864
Heritage Brand Retail	118,256	98,496	97,837
Calvin Klein Licensing	1,102,980	1,014,231	925,832
Tommy Hilfiger North America	1,152,019	1,168,558	—
Tommy Hilfiger International	3,097,140	3,205,394	—
Other (Calvin Klein Apparel)	140,186	144,492	134,515
Corporate	527,045	559,100	653,530
Total	$6,752,361	$6,784,350	$2,339,679
Depreciation and Amortization
Heritage Brand Wholesale Dress Furnishings	$5,672	$6,003	$7,606
Heritage Brand Wholesale Sportswear	3,233	5,084	6,425
Heritage Brand Retail	9,592	9,905	12,443
Calvin Klein Licensing	3,203	2,785	3,631
Tommy Hilfiger North America	28,093	31,527	—
Tommy Hilfiger International	63,447	72,339	—
Other (Calvin Klein Apparel)	13,539	13,563	14,535
Corporate	5,231	5,931	5,249
Total	$132,010	$147,137	$49,889
Identifiable Capital Expenditures(1)
Heritage Brand Wholesale Dress Furnishings	$4,676	$3,768	$2,629
Heritage Brand Wholesale Sportswear	3,923	3,285	1,683
Heritage Brand Retail	18,602	9,411	5,381
Calvin Klein Licensing	6,632	3,096	2,249
Tommy Hilfiger North America	29,974	22,172	—
Tommy Hilfiger International	82,604	42,949	—
Other (Calvin Klein Apparel)	17,883	13,109	10,944
Corporate	7,613	6,014	1,881
Total	$171,907	$103,804	$24,767

(1)
Capital expenditures in 2011 include $5,786 of accruals that will not be paid until 2012. Capital expenditures in 2010 include $3,720 of accruals that were not paid until 2011. Capital expenditures in 2009 included $911 of accruals that were not paid until 2010.

Property, plant and equipment, net based on the location where such assets are held, was as follows:

	2011	2010	2009
Domestic	$263,008	$234,677	$164,195
Canada	38,912	39,033	318
Europe	137,010	116,874	1,855
Other foreign	19,961	13,993	1,106
Total	$458,891	$404,577	$167,474

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Revenue, based on location of origin, was as follows:

	2011	2010	2009
Domestic	$3,558,540	$3,114,424	$2,129,336
Canada	302,103	237,383	48,745
Europe	1,588,926	974,380	133,480
Other foreign	441,055	310,661	87,170
Total	$5,890,624	$4,636,848	$2,398,731

19.    GUARANTEES

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of January 29, 2012 is $500. The guarantee expires on January 31, 2013.

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of January 29, 2012 is approximately $3,750, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,350 as of January 29, 2012, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

20.    OTHER COMMENTS

Included in accrued expenses on the Company’s Consolidated Balance Sheets are certain incentive compensation accruals of $60,070 and $54,828 as of January 29, 2012 and January 30, 2011, respectively, and certain wholesale sales allowance accruals of $51,976 and $53,143 as of January 29, 2012 and January 30, 2011, respectively.

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

The following table presents the activity related to the Company’s asset retirement obligations:

	Year Ended
	January 29, 2012	January 30, 2011
Beginning balance	$9,385	$1,034
Business acquisitions	—	7,311
Liabilities incurred	3,252	373
Liabilities settled (payments)	(879)	(391)
Accretion expense	133	284
Revisions in estimated cash flows	(474)	(149)
Currency translation adjustment	292	923
Ending balance	$11,709	$9,385

The Company is a party to certain litigation which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

PVH CORP.

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
(In thousands, except per share data)

The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods of the fiscal years presented:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2011(1),(2)	2010(6)	2011(1),(3)	2010(6),(9)	2011(1),(3),(4)	2010(6),(7),(9)	2011(1),(3),(5)	2010(6),(8)
Total revenue	$1,369,184	$619,044	$1,334,444	$1,103,268	$1,654,160	$1,516,419	$1,532,836	$1,398,117
Gross profit	728,579	317,033	724,132	575,241	828,968	793,467	774,210	736,210
Net income (loss)	57,667	(27,613)	66,729	(70,624)	112,239	99,848	81,246	52,194

Basic net income (loss) per common share	0.81	(0.53)	0.94	(1.07)	1.57	1.42	1.13	0.74

Diluted net income (loss) per common share	0.79	(0.53)	0.92	(1.07)	1.54	1.39	1.11	0.72

Price range of stock per common share
High	71.81	68.18	75.86	65.22	74.84	64.13	78.37	72.42
Low	55.10	38.25	60.95	42.81	51.15	44.69	62.81	56.27

(1)
The first, second, third and fourth quarters of 2011 include pre-tax costs of $30,459, $11,226, $9,264 and $18,573, respectively, associated with the Company’s integration of Tommy Hilfiger and related restructuring.

(2)	The first quarter of 2011 includes pre-tax costs of $16,233 associated with the Company’s modification of its senior secured credit facility.

(3)
The second, third and fourth quarters of 2011 include pre-tax costs of $6,650, $502 and $966, respectively, associated with the Company’s negotiated early termination of its license to market sportswear under the Timberland brand, which business will be exited in 2012, and its planned exit of the Izod women’s wholesale sportswear business.

(4)
The third quarter of 2011 includes an expense of $20,709 associated with settling the unfavorable pre-existing license agreement in connection with the Company’s buyout of the Tommy Hilfiger perpetual license in India.

(5)	The fourth quarter of 2011 includes a tax benefit of $5,352 resulting from the revaluation of certain deferred tax liabilities in connection with a decrease in the tax rate in Japan.

(6)
The first, second, third and fourth quarters of 2010 include pre-tax costs of $104,028, $166,082, $37,197 and $31,010, respectively, associated with the Company’s acquisition and integration of Tommy Hilfiger, including transaction, restructuring and debt extinguishment costs, short-lived non-cash valuation amortization charges and the effects of hedges against Euro to United States dollar exchange rates related to the purchase price.

(7)	The third quarter of 2010 includes a tax benefit of $8,873 related to the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

(8)	The fourth quarter of 2010 includes pre-tax costs of $6,552 associated with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business.

(9)
The second and third quarters of 2010 include amounts that have been adjusted from the amounts that were previously reported in the Company’s 2010 Quarterly Reports on Form 10-Q. In the fourth quarter of 2010, the Company completed the valuation and assessment of the effect of transferring certain brand intangibles to a European subsidiary. The finalization of this assessment in the fourth quarter impacted the acquisition accounting associated with the Tommy Hilfiger transaction, as well as the second and third quarter’s tax expense. Second quarter tax expense was increased by $16,037 and third quarter tax expense was decreased by $19,116. The Company recorded measurement period adjustments to adjust the purchase price allocation related to the Tommy Hilfiger acquisition in the fourth quarter of 2010, and retrospectively applied those adjustments to the second and third quarters of 2010 in accordance with accounting guidance for business combinations. The following presents amounts previously reported in the Company’s Quarterly Reports on Form 10-Q for the second and third quarters of 2010 and the amounts as retrospectively adjusted:

	Second Quarter 2010			Third Quarter 2010
	As Originally Reported in Form 10-Q in 2010	Measurement Period Adjustments	As Retrospectively Adjusted	As Originally Reported in Form 10-Q in 2010	Measurement Period Adjustments	As Retrospectively Adjusted

Net (loss) income	$(54,587)	$(16,037)	$(70,624)	$80,732	$19,116	$99,848

Basic net (loss) income per common share	(0.83)	(0.24)	(1.07)	1.15	0.27	1.42

Diluted net (loss) income per common share	(0.83)	(0.24)	(1.07)	1.12	0.27	1.39

The comparative information for the second and third quarters of 2010 as disclosed in the Company’s Quarterly Reports on Form 10-Q for the second and third quarters of 2011 reflected the retrospectively adjusted amounts.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 29, 2012.

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

/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER

Emanuel Chirico	Michael Shaffer
Chairman and Chief Executive Officer	Executive Vice President and Chief
March 28, 2012	Operating & Financial Officer
March 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PVH Corp.

We have audited PVH Corp.’s internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PVH Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PVH Corp. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PVH Corp. and subsidiaries as of January 29, 2012 and January 30, 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2012 and our report dated March 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PVH Corp.

We have audited the accompanying consolidated balance sheets of PVH Corp. and subsidiaries as of January 29, 2012 and January 30, 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2012. Our audits also included the financial statement schedule included in Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVH Corp. and subsidiaries at January 29, 2012 and January 30, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2012 in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for inventory valuation for the U.S. retail apparel inventories that were previously on the last-in, first-out (“LIFO”) method to the weighted average cost method and for the U.S. wholesale inventories that were previously on the LIFO method to the first-in, first-out (“FIFO”) method effective during the first quarter of the year ended January 29, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PVH Corp.’s internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 28, 2012

PVH CORP.
TEN YEAR FINANCIAL SUMMARY
(In thousands, except per share data, percents and ratios)

	2011(1)	2010(2)	2009(3)	2008(4)	2007
Summary of Operations
Revenue	$5,890,624	$4,636,848	$2,398,731	$2,491,935	$2,425,175
Cost of goods sold, expenses and other income items	5,330,971	4,433,453	2,154,919	2,318,187	2,113,345
Income before interest and taxes	559,653	203,395	243,812	173,748	311,830
Interest expense, net	128,088	126,822	32,229	27,444	17,009
Income tax expense	113,684	22,768	49,673	54,533	111,502
Net income	$317,881	$53,805	$161,910	$91,771	$183,319
Per Share Statistics
Basic net income per common share	$4.46	$0.82	$3.14	$1.78	$3.29
Diluted net income per common share	4.36	0.80	3.08	1.76	3.21
Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per equivalent common share(5)	37.59	34.28	22.51	19.40	18.65
Financial Position
Current assets	1,739,235	1,835,289	994,883	864,429	836,219
Current liabilities (including short-term borrowings and current portion of long-term debt)	1,043,871	931,255	362,881	349,238	360,148
Working capital	695,364	904,034	632,002	515,191	476,071
Total assets	6,752,361	6,784,350	2,339,679	2,200,184	2,172,394
Capital leases	26,753	24,891	—	—	—
Long-term debt	1,832,925	2,364,002	399,584	399,567	399,552
Stockholders’ equity	$2,715,449	$2,442,544	$1,168,553	$998,795	$956,283
Other Statistics
Total debt to total capital(6)	41.7%	49.5%	25.5%	28.6%	29.5%
Net debt to net capital(7)	38.6%	43.7%	(7.5)%	6.7%	11.9%
Current ratio	1.7	2.0	2.7	2.5	2.3

(1)
2011 includes (a) pre-tax costs of $69,522 associated with the Company’s integration of Tommy Hilfiger and the related restructuring; (b) pre-tax costs of $8,118 related to the Company’s negotiated early termination of its license to market sportswear under the Timberland brand and its planned exit of the Izod women’s wholesale sportswear business; (c) a pre-tax expense of $20,709 associated with settling the unfavorable pre-existing license agreement in connection with the Company’s buyout of the Tommy Hilfiger perpetual license in India; (d) pre-tax costs of $16,233 associated with the Company’s modification of its senior secured credit facility; and (e) a tax benefit of $5,352 resulting from the revaluation of certain deferred tax liabilities in connection with a decrease in the tax rate in Japan.

(2)
2010 includes (a) pre-tax costs of $338,317 associated with the Company’s acquisition and integration of Tommy Hilfiger, including transaction, restructuring and debt extinguishment costs, short-lived non-cash valuation amortization charges and the effects of hedges against Euro to United States dollar exchange rates related to the purchase price; (b) pre-tax costs of $6,552 associated with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business; and (c) a tax benefit of $8,873 related to the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

(3)
2009 includes (a) pre-tax costs of $25,897 associated with the Company’s restructuring initiatives announced in the fourth quarter of 2008; and (b) a tax benefit of $29,400 related to the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

(4)
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

(6)	Total capital equals interest-bearing debt (including capital leases) and stockholders’ equity.

(7)	Net debt and net capital are total debt (including capital leases) and total capital reduced by cash.

PVH CORP.
TEN YEAR FINANCIAL SUMMARY (CONTINUED)
(In thousands, except per share data, percents and ratios)

	2006(1)	2005(2)	2004(3)	2003(4)	2002
Summary of Operations
Revenue	$2,090,648	$1,908,848	$1,641,428	$1,568,836	$1,392,038
Cost of goods sold, expenses and other income items	1,825,342	1,702,002	1,511,549	1,509,558	1,323,003
Income before interest and taxes	265,306	206,846	129,879	59,278	69,035
Interest expense, net	16,873	28,577	42,857	36,372	22,729
Income tax expense	93,204	66,581	28,407	8,200	15,869
Net income	$155,229	$111,688	$58,615	$14,706	$30,437
Per Share Statistics
Basic net income (loss) per common share	$2.71	$2.15	$1.20	$(0.18)	$1.10
Diluted net income (loss) per common share	2.64	1.85	1.14	(0.18)	1.08
Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per common share	16.87	14.12	11.23	9.68	9.80
Financial Position
Current assets	799,863	681,257	504,137	490,584	451,127
Current liabilities	298,026	242,225	219,266	182,864	127,439
Working capital	501,837	439,032	284,871	307,720	323,688
Total assets	2,013,345	1,765,048	1,560,355	1,439,283	771,700
Long-term debt	399,538	399,525	399,512	399,097	249,012
Series B convertible preferred stock	—	161,926	264,746	264,746	—
Stockholders’ equity	$942,157	$610,662	$364,026	$296,157	$272,227
Other Statistics
Total debt to total capital(5)	29.8%	34.1%	38.9%	41.6%	47.8%
Net debt to net capital(6)	3.4%	14.6%	30.5%	32.2%	32.6%
Current ratio	2.7	2.8	2.3	2.7	3.5

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

(3)
2004 includes (a) pre-tax charges of $9,374 related to debt extinguishment costs; (b) pre-tax charges of $14,033 associated with the closing of certain outlet retail stores and exiting the wholesale footwear business and other related costs; and (c) a $3,016 tax benefit associated with the realization of certain state net operating loss carryforwards.

(4)
2003 includes (a) pre-tax charges of $36,366 related to integration costs associated with the Company’s acquisition of Calvin Klein; (b) pre-tax charges of $20,739 associated with the impairment and closing of certain outlet retail stores and exiting the wholesale footwear business and other related costs; and (c) a pre-tax gain of $3,496 resulting from the Company’s sale of its minority interest in Gant Company AB. Calvin Klein integration costs consist of (i) the operating losses of certain Calvin Klein businesses which the Company has closed or licensed, and associated costs in connection therewith and (ii) the costs of certain duplicative personnel and facilities incurred during the integration of various logistical and back office functions.

(5)	Total capital equals interest-bearing debt and stockholders’ equity.

(6)	Net debt and net capital are total debt and total capital reduced by cash.

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
	Balance at Beginning of Period						Balance at End of Period

Description					Deductions
Year Ended January 29, 2012
Allowance for doubtful accounts	$11,105	$6,332	$—		$1,693	(c)	$15,744
Allowance/accrual for operational chargebacks and customer markdowns (a)	161,691	337,948	—		336,507		163,132
Total	172,796	344,280	—		338,200		178,876
Year Ended January 30, 2011
Allowance for doubtful accounts	$7,224	$1,603	$6,040	(b)	$3,762	(c)	$11,105
Allowance/accrual for operational chargebacks and customer markdowns (a)	91,887	242,712	64,625	(b)	237,533		161,691
Total	99,111	244,315	70,665		241,295		172,796
Year Ended January 31, 2010
Allowance for doubtful accounts	$7,160	$5,378	$223		$5,537	(c)	$7,224
Allowance/accrual for operational chargebacks and customer markdowns (a)	91,700	173,818	677		174,308		91,887
Total	98,860	179,196	900		179,845		99,111

(a)	Contains activity associated with the wholesale sales allowance accrual included in accrued expenses. Please see Note 20, “Other Comments” for specified amounts.

(b)	Principally due to the acquisition of Tommy Hilfiger in 2010.

(c)	Principally accounts written off as uncollectible, net of recoveries.