Form 10-Q
period 2012-04-29
PVH CORP. /DE/
filed 2012-06-07
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	April 29, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of May 30, 2012 was 70,390,258.

PVH CORP.
INDEX

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

PART II -- OTHER INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) in connection with the acquisition of Tommy Hilfiger B.V. and certain affiliated companies, we borrowed significant amounts, may be considered to be highly leveraged, and will have to use a significant portion of our cash flows to service such indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory; (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost calculation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers limit or cease shopping in order to avoid exposure or becoming ill; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including, without limitation, the ability to integrate an acquired entity into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 29,	January 29,	May 1,
	2012	2012	2011
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$238,612	$233,197	$294,958
Trade receivables, net of allowances for doubtful accounts of $16,720, $15,744 and $13,484	530,771	467,628	502,416
Other receivables	13,403	13,337	9,769
Inventories, net	735,848	809,009	690,537
Prepaid expenses	107,303	111,228	72,901
Other, including deferred taxes of $53,748, $53,645 and $69,369	102,016	104,836	100,324
Total Current Assets	1,727,953	1,739,235	1,670,905
Property, Plant and Equipment, net	479,486	458,891	418,224
Goodwill	1,845,237	1,822,475	1,929,797
Tradenames	2,312,175	2,306,857	2,431,489
Perpetual License Rights	86,000	86,000	86,000
Other Intangibles, net	163,414	165,521	180,784
Other Assets, including deferred taxes of $4,938, $11,989 and $7,805	166,132	173,382	137,219
Total Assets	$6,780,397	$6,752,361	$6,854,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$255,507	$366,138	$267,727
Accrued expenses	507,886	556,366	507,928
Deferred revenue	31,630	38,376	27,812
Short-term borrowings	107,393	13,040	12,277
Current portion of long-term debt	79,477	69,951	46,298
Total Current Liabilities	981,893	1,043,871	862,042
Long-Term Debt	1,794,862	1,832,925	2,208,191
Other Liabilities, including deferred taxes of $509,081, $507,023 and $561,956	1,174,333	1,160,116	1,113,196
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Series A convertible preferred stock, par value $100 per share; 8,000 total shares authorized; 4,000, 8,000 and 8,000 shares issued and outstanding (with total liquidation preference of $100,000, $200,000 and $200,000)	94,298	188,595	188,595
Common stock, par value $1 per share; 240,000,000 shares authorized; 70,678,505, 68,297,773 and 67,552,626 shares issued	70,679	68,298	67,553
Additional paid in capital - common stock	1,487,085	1,377,922	1,321,840
Retained earnings	1,234,710	1,147,079	892,325
Accumulated other comprehensive (loss) income	(35,262)	(50,426)	213,480
Less: 318,154, 249,531 and 200,987 shares of common stock held in treasury, at cost	(22,201)	(16,019)	(12,804)
Total Stockholders’ Equity	2,829,309	2,715,449	2,670,989
Total Liabilities and Stockholders’ Equity	$6,780,397	$6,752,361	$6,854,418

See accompanying notes.

PVH Corp.
Consolidated Income Statements
Unaudited
(In thousands, except per share data)

	Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011
Net sales	$1,312,849	$1,256,986
Royalty revenue	85,460	81,992
Advertising and other revenue	29,097	30,206
Total revenue	1,427,406	1,369,184
Cost of goods sold	670,577	640,605
Gross profit	756,829	728,579
Selling, general and administrative expenses	606,505	591,902
Debt modification costs	—	16,233
Equity in income of unconsolidated affiliates	1,924	—
Income before interest and taxes	152,248	120,444
Interest expense	29,517	33,444
Interest income	273	374
Income before taxes	123,004	87,374
Income tax expense	29,890	29,707
Net income	$93,114	$57,667
Basic net income per common share	$1.29	$0.81
Diluted net income per common share	$1.27	$0.79
Dividends declared per common share	$0.075	$0.075

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In thousands)

	Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011

Net income	$93,114	$57,667
Other comprehensive income:
Foreign currency translation adjustments, net of tax expense of $237 and $903	17,001	171,329
Amortization of net loss and prior service credit related to pension and postretirement plans, net of tax expense of $1,502 and $895	2,410	1,437
Net unrealized and realized loss on effective hedges, net of tax expense (benefit) of $989 and $(237)	(4,247)	(15,030)
Comprehensive income	$108,278	$215,403

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011
OPERATING ACTIVITIES
Net income	$93,114	$57,667
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	33,459	34,481
Equity in income of unconsolidated affiliates	(1,924)	—
Deferred taxes	3,858	1,520
Stock-based compensation expense	10,516	9,723
Debt modification costs	—	16,233
Changes in operating assets and liabilities:
Trade receivables, net	(61,611)	(54,135)
Inventories, net	76,145	36,246
Accounts payable, accrued expenses and deferred revenue	(162,460)	(143,247)
Prepaid expenses	4,215	4,259
Other, net	4,180	27,734
Net cash used by operating activities	(508)	(9,519)
INVESTING ACTIVITIES(1)
Purchase of property, plant and equipment	(39,074)	(34,467)
Calvin Klein contingent purchase price payments	(13,535)	(12,970)
Investments in unconsolidated affiliates	—	(10,350)
Net cash used by investing activities	(52,609)	(57,787)
FINANCING ACTIVITIES(1)
Proceeds from revolving credit facilities	165,000	60,000
Payments on revolving credit facilities	(70,000)	(60,000)
Net (payments on) proceeds from short-term borrowings	(647)	7,409
Repayment of credit facilities	(30,292)	(149,275)
Payment of debt modification costs	—	(10,634)
Net proceeds from settlement of awards under stock plans	3,738	8,407
Excess tax benefits from awards under stock plans	2,912	2,440
Cash dividends	(5,483)	(5,414)
Acquisition of treasury shares	(6,182)	(2,055)
Payments of capital lease obligations	(2,447)	(2,504)
Net cash provided (used) by financing activities	56,599	(151,626)
Effect of exchange rate changes on cash and cash equivalents	1,933	15,172
Increase (decrease) in cash and cash equivalents	5,415	(203,760)
Cash and cash equivalents at beginning of period	233,197	498,718
Cash and cash equivalents at end of period	$238,612	$294,958

(1) See Note 14 for information on noncash investing and financing transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency and share amounts in thousands, except per share data)

1. GENERAL

PVH Corp. and its subsidiaries (collectively, the “Company”) together constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, and Bass, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Sean John, CHAPS, Donald J. Trump Signature Collection, JOE Joseph Abboud and DKNY, which are licensed, as well as various other licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear and, to a lesser extent, footwear and other related products and licenses its owned brands over a broad range of products.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2012.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from the estimates.

The results of operations for the thirteen weeks ended April 29, 2012 and May 1, 2011 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Bass, G.H. Bass & Co., Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Sean John, CHAPS, Donald J. Trump Signature Collection, JOE Joseph Abboud, DKNY and Timberland and to other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

2. INVENTORIES

Inventories are comprised principally of finished goods and are stated at the lower of cost or market. Cost for certain wholesale apparel inventories in North America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method.

3. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

In 2011, the Company formed a joint venture, TH Asia Ltd., in China, in which the Company owns a 45% equity interest. The joint venture assumed on August 1, 2011 direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the licensee at that time. The Company made funding payments with respect to its 45% interest totaling $17,100 during 2011 (of which $10,350 was made in the first quarter). This investment is being accounted for under the equity method of accounting.

In the third quarter of 2011, the Company completed the $30,000 acquisition from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM International Limited (“GVM”), of a 50% equity interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories. The Company made additional payments totaling $1,600 to TH India during 2011 with respect to its 50% interest. This investment is being accounted for under the equity method of accounting.

Included in other assets in the Company’s Consolidated Balance Sheets as of April 29, 2012 and May 1, 2011 is $49,355 and $10,350, respectively, related to these investments in unconsolidated affiliates.

4. GOODWILL

The changes in the carrying amount of goodwill for the thirteen weeks ended April 29, 2012, by segment, were as follows:

	Heritage Brand Wholesale Dress Furnishings	Heritage Brand Wholesale Sportswear	Calvin Klein Licensing	Tommy Hilfiger North America	Tommy Hilfiger International	Total
Balance as of January 29, 2012
Goodwill, gross	$70,589	$84,553	$356,035	$198,501	$1,112,797	$1,822,475
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	70,589	84,553	356,035	198,501	1,112,797	1,822,475
Contingent purchase price payments to Mr. Calvin Klein	—	—	12,563	—	—	12,563
Currency translation	—	—	40	—	10,159	10,199
Balance as of April 29, 2012
Goodwill, gross	70,589	84,553	368,638	198,501	1,122,956	1,845,237
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	$70,589	$84,553	$368,638	$198,501	$1,122,956	$1,845,237

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

The Company has an unfunded non-qualified supplemental defined benefit plan covering three current and 17 retired executives. Under the individual participants’ agreements, the participants in this plan will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the

Company, the participant has been in the plan for at least 10 years and has attained age 55. In addition, as a result of the Company’s acquisition of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”), the Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits. The Company refers to these two plans as its “SERP Plans.”

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

Net benefit cost was recognized in selling, general and administrative expenses as follows:

	Pension Plans		SERP Plans		Postretirement Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	4/29/12	5/1/11	4/29/12	5/1/11	4/29/12	5/1/11

Service cost, including plan expenses	$4,800	$3,593	$27	$25	$—	$—
Interest cost	4,932	4,721	370	453	218	255
Amortization of net loss	4,092	2,544	—	—	40	7
Expected return on plan assets	(5,525)	(5,547)	—	—	—	—
Amortization of prior service credit	(16)	(15)	—	—	(204)	(204)
Total	$8,283	$5,296	$397	$478	$54	$58

6. DEBT

Short-Term Borrowings

One of the Company’s subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000,000 (approximately $12,400 based on exchange rates in effect on April 29, 2012) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one-month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless the Company gives notice of termination. The full amount of this facility was borrowed as of April 29, 2012. The weighted average interest rate on the funds borrowed at April 29, 2012 was 0.33%.

In addition, the Company had $95,000 of revolving credit borrowings outstanding under its senior secured credit facility as of April 29, 2012. Please see the section entitled “Senior Secured Credit Facility” below for a further discussion.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	4/29/12	5/1/11

Senior secured term loan A facility - United States dollar-denominated	$608,000	$640,000
Senior secured term loan A facility - Euro-denominated	109,035	128,721
Senior secured term loan B facility - United States dollar-denominated	396,000	400,000
Senior secured term loan B facility - Euro-denominated	61,678	386,162
7 3/8% senior unsecured notes	600,000	600,000
7 3/4% debentures	99,626	99,606
Total	$1,874,339	$2,254,489
Less: Current portion of long-term debt	79,477	46,298
Long-term debt	$1,794,862	$2,208,191

As of April 29, 2012, the Company’s mandatory long-term debt repayments for the next five years were as follows:

Remainder of 2012	$59,608
2013	107,781
2014	173,824
2015	390,822
2016	442,678
2017	—

As of April 29, 2012, after taking into account the interest rate swap and cap agreements discussed below, approximately 70% of the Company’s total long-term debt was at a fixed rate or at a variable rate that was capped, with the remainder at variable rates that were uncapped.

Senior Secured Credit Facility

On May 6, 2010, the Company entered into a senior secured credit facility, which it amended and restated on March 2, 2011 (“the amended facility”). The amended facility consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The maturity of the term loan A facilities and the revolving loan facilities is in January 2016. The maturity of the term loan B facilities is in May 2016. The Company’s ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the agreement governing the amended facility.

In connection with the closing of the amended facility, the Company voluntarily prepaid $149,275 of term loan borrowings with cash on hand. The Company made payments on its term loans totaling $30,292 during the thirteen weeks ended April 29, 2012.

The amended facility provided for initial borrowings of up to an aggregate of approximately $1,970,000 (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1,520,000 of term loan facilities; and (ii) approximately $450,000 of revolving credit facilities. As of April 29, 2012, based on applicable exchange rates on such date, the amended facility provided for approximately $450,000 of revolving credit, under which the Company had $95,000 of revolving credit borrowings and $60,356 of letters of credit outstanding. The maximum amount of revolving credit borrowings outstanding during the thirteen weeks ended April 29, 2012 was $110,000. The weighted average interest rate on the revolving credit borrowings as of April 29, 2012 was 4.50%. The Company had $1,174,713 outstanding under the term loan facilities as of, and based on applicable exchange rates on, April 29, 2012. The repaid borrowings under the term loan facilities are not subject to reborrowing.

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

The current applicable margins are (a) in the case of the United States dollar-denominated term loan A facility, 2.25% for adjusted Eurocurrency rate loans and 1.25% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.50%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.25% for adjusted Eurocurrency rate loans and 1.25% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.25% for adjusted Eurocurrency rate loans and 1.25% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.50%. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending April 29, 2012 and each subsequent quarter, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on the Company’s leverage ratio.

During the second quarter of 2011, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632,000 of the Company’s variable rate debt obligation under its United States dollar-denominated senior secured term loan A facility to fixed rate debt. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to $608,000 as of April 29, 2012, and will continue to be reduced such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the facility is expected to always equal or exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and it will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, during the second quarter of 2011, the Company entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement has been designed with the intended effect of capping the interest rate on an initial notional amount of €165,895 of the Company’s variable rate debt obligation under its Euro-denominated senior secured term loan A and B facilities. According to a pre-set schedule during the term of the cap agreement, the initial notional amount was reduced to €36,633 as of April 29, 2012, and will continue to be adjusted such that the Company’s outstanding debt under the facilities is expected to always exceed the then-outstanding notional amount of the cap agreement. Under the terms of the agreement for the then-outstanding notional amount, the three-month Euro inter-bank borrowing rate (“EURIBOR”) that the Company will pay is capped at a rate of 2%. Therefore, the maximum amount of interest that the Company will pay on the then-outstanding notional amount will be at the 2% capped rate, plus the current applicable margin.

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

7. INCOME TAXES

The effective income tax rates for the thirteen weeks ended April 29, 2012 and May 1, 2011 were 24.3% and 34.0%, respectively.
The effective income tax rate for the thirteen weeks ended April 29, 2012 was lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns, partially offset by state and local taxes.
The effective income tax rate for the thirteen weeks ended May 1, 2011 was slightly lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns, largely offset by state and local taxes and foreign earnings taxed in the United States.
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

The Company records the foreign currency forward exchange contracts, interest rate swap agreement and interest rate cap agreement (collectively referred to as “cash flow hedges”) at fair value in its Consolidated Balance Sheets. Changes in fair value of cash flow hedges that are designated as effective hedging instruments are deferred in equity as a component of accumulated other comprehensive (loss) income (“AOCI”). The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings and no contracts were excluded from effectiveness testing. In addition, changes in the fair value of hedges that are not designated as effective hedging instruments are immediately recognized in earnings. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	4/29/12	5/1/11	4/29/12	5/1/11
Contracts designated as hedges:
Foreign currency forward exchange contracts	$9,611	$1,755	$2,816	$42,637
Interest rate contracts	133	—	6,865	—
Total contracts designated as hedges	9,744	1,755	9,681	42,637
Undesignated contracts:
Foreign currency forward exchange contracts	5	58	339	—
Total undesignated contracts	5	58	339	—
Total	$9,749	$1,813	$10,020	$42,637

At April 29, 2012, the notional amount outstanding of foreign currency forward exchange contracts for inventory purchases was approximately $408,000. Such contracts expire principally between May 2012 and April 2013.

The following table summarizes the effect of the Company’s cash flow hedges designated as hedging instruments:

	Loss Recognized in Other Comprehensive Income (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Expense) (Effective Portion)
			Location	Amount

Thirteen Weeks Ended	4/29/12	5/1/11		4/29/12	5/1/11
Foreign currency forward exchange contracts	$(1,676)	$(24,866)	Cost of goods sold	$2,624	$(9,599)
Interest rate contracts	(40)	—	Interest expense	(1,082)	—
Total	$(1,716)	$(24,866)		$1,542	$(9,599)

There were no amounts recognized in income related to the ineffective portion of cash flow hedges designated as hedging instruments during the thirteen week periods ended April 29, 2012 and May 1, 2011.

A net gain in AOCI on foreign currency forward exchange contracts at April 29, 2012 of $5,369 is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at April 29, 2012 of $3,942 is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange contracts for inventory purchases that were not designated as hedging instruments:

Gain Recognized in Income
Location	Amount
	Thirteen Weeks Ended
	4/29/12	5/1/11
Selling, general and administrative expenses	$869	$56

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of April 29, 2012.

9. FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a three level hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:

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

Level 3 – Unobservable inputs reflecting the Company’s own assumptions about inputs that market participants would use in pricing the asset or liability based on the best information available.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	April 29, 2012				January 29, 2012				May 1, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$9,616	N/A	$9,616	N/A	$13,581	N/A	$13,581	N/A	$1,813	N/A	$1,813
Interest rate contracts	N/A	133	N/A	133	N/A	211	N/A	211	N/A	N/A	N/A	N/A
Total Assets	N/A	$9,749	N/A	$9,749	N/A	$13,792	N/A	$13,792	N/A	$1,813	N/A	$1,813

Liabilities:
Foreign currency forward exchange contracts	N/A	$3,155	N/A	$3,155	N/A	$2,855	N/A	$2,855	N/A	$42,637	N/A	$42,637
Interest rate contracts	N/A	6,865	N/A	6,865	N/A	7,907	N/A	7,907	N/A	N/A	N/A	N/A
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	9,859	9,859	N/A	N/A	$9,559	9,559	N/A	N/A	N/A	N/A
Total Liabilities	N/A	$10,020	$9,859	$19,879	N/A	$10,762	$9,559	$20,321	N/A	$42,637	N/A	$42,637

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

In relation to the reacquisition of the rights to the Tommy Hilfiger trademarks in India during 2011, the Company is required to make annual contingent purchase price payments based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25,000 aggregate maximum over the payment period and are due within 60 days following each one year period. The first one year period commenced on July 1, 2011. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such contingent purchase price payments was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments, changes in the fair value are included within selling, general and administrative expenses.

The following table presents the change in the Level 3 contingent purchase price payment liability for the thirteen weeks ended April 29, 2012:

Balance as of January 29, 2012	$9,559
Payments	—
Adjustments included in earnings	300
Balance as of April 29, 2012	$9,859

Additional information with respect to assumptions used to value the contingent purchase price payment liability follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	36.0%
Approximate discount rate	20.0%

A five percentage point decrease in the discount rate would increase the liability by approximately $2,000, while a five percentage point increase in the discount rate would decrease the liability by approximately $1,500.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $1,000.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

There were no non-financial assets or liabilities that were required to be remeasured at fair value on a non-recurring basis during the thirteen week periods ended April 29, 2012 and May 1, 2011.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of April 29, 2012 and May 1, 2011 were as follows:

	4/29/12		5/1/11
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$238,612	$238,612	$294,958	$294,958
Short-term borrowings	107,393	107,393	12,277	12,277
Long-term debt (including portion classified as current)	1,874,339	1,948,152	2,254,489	2,313,926

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable quarter. The Company classifies the measurement of its long-term debt as a Level 1 measurement.

10. STOCK-BASED COMPENSATION

The Company grants stock-based awards under its 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan replaced the Company’s 1997, 2000 and 2003 Stock Option Plans. The 1997, 2000 and 2003 Stock Option Plans terminated upon the 2006 Plan’s initial stockholder approval in June 2006, other than with respect to outstanding options under the terminated plans, which continue to be governed by the respective plan under which they were granted. Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

The Company may grant the following types of incentive awards under the 2006 Plan: (i) non-qualified stock options (“NQs”); (ii) incentive stock options (“ISOs”); (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; and (vii) other stock-based awards. Each award granted under the 2006 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, applicable performance period(s) and performance measure(s) and such other terms and conditions as the plan committee determines.

Through April 29, 2012, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Net income for the thirteen weeks ended April 29, 2012 and May 1, 2011 included $10,516 and $9,723, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirteen weeks ended April 29, 2012 and May 1, 2011:

	Thirteen Weeks Ended
	4/29/12	5/1/11
Weighted average risk‑free interest rate	1.20%	2.65%
Weighted average expected option term (in years)	6.25	6.25
Weighted average expected volatility	45.16%	44.34%
Expected annual dividends per share	$0.15	$0.15
Weighted average estimated fair value per option	$40.59	$29.77

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Service-based stock option activity for the thirteen weeks ended April 29, 2012 was as follows:

	Options	Weighted Average Price Per Option
Outstanding at January 29, 2012	2,189	$37.77
Granted	187	91.88
Exercised	120	29.78
Cancelled	3	25.98
Outstanding at April 29, 2012	2,253	$42.72
Exercisable at April 29, 2012	1,470	$36.59

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

RSU activity for the thirteen weeks ended April 29, 2012 was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2012	820	$48.28
Granted	173	89.71
Vested	73	45.23
Cancelled	4	61.54
Non-vested at April 29, 2012	916	$56.28

The Company granted restricted stock to certain of Tommy Hilfiger’s management employees in connection with the Company’s acquisition of Tommy Hilfiger on May 6, 2010. The restricted stock is not subject to the 2006 Plan but its grant was approved by the Company’s Board of Directors. The shares of restricted stock are registered in the names of each such employee and are held in a third-party escrow account until they vest, at which time the stock will be delivered to the applicable employee. The restricted stock generally vests two years after the date of grant.

The fair value of restricted stock is equal to the closing price of the Company’s common stock on May 6, 2010 and is expensed, net of forfeitures, on a straight-line basis over the restricted stock’s vesting period.

Restricted stock activity for the thirteen weeks ended April 29, 2012 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2012	333	$60.41
Granted	—	—
Vested	—	—
Cancelled	—	—
Non-vested at April 29, 2012	333	$60.41

The restricted stock that was not vested as of April 29, 2012 vested on May 6, 2012.

The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during the first quarter of 2012 subject to a performance period of two years and a service period of three years. The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during 2011 subject to a performance period of two years. The Company granted contingently issuable performance share awards to all of the Company’s senior executives (other than senior executives of Tommy Hilfiger) on May 6, 2010 subject to a performance period of three years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity for the awards granted in the first quarter of 2012 and 2011 and earnings per share growth for the awards granted in 2010 and the third quarter of 2011 during the applicable performance cycle. Depending on the level of performance achieved, up to a total number of 96, 94 and 496 shares could be issued for all non-vested performance share awards granted in 2012, 2011 and 2010, respectively. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to being earned.

Performance share activity for the thirteen weeks ended April 29, 2012 was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2012	590	$53.96
Granted	96	88.52
Vested	—	—
Cancelled	—	—
Non-vested at April 29, 2012	686	$58.77

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirteen weeks ended April 29, 2012 and May 1, 2011 were $4,363 and $4,470, respectively. Of those amounts, $2,912 and $2,440, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

11. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock Issuance and Conversion

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

During the thirteen weeks ended April 29, 2012, the holders of Series A convertible preferred stock converted an aggregate of $94,297 of the Series A convertible preferred stock, or 4 shares, into 2,095 shares of the Company’s common stock.

12. ACTIVITY EXIT COSTS

Tommy Hilfiger Integration and Exit Costs

In connection with the Company’s acquisition of Tommy Hilfiger and the related integration, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, inventory liquidations and lease/contract terminations, including costs associated with the exit of certain Tommy Hilfiger product categories. Such costs were as follows:

	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 4/29/12	Cumulative Incurred to Date
Severance, termination benefits and other costs	$32,870	$162	$32,370
Long-lived asset impairments	11,017	—	11,017
Inventory liquidation costs	10,210	—	10,210
Lease/contract termination and related costs	32,211	584	28,211
Total	$86,308	$746	$81,808

$379 of the charges incurred during the thirteen weeks ended April 29, 2012 relate principally to selling, general and administrative expenses of the Company’s Tommy Hilfiger North America segment. The remaining $367 of the charges incurred during the thirteen weeks ended April 29, 2012 and the remaining costs expected to be incurred relate principally to corporate expenses not allocated to any reportable segment.

Liabilities for severance and termination benefits and lease/contract termination costs recorded in connection with the acquisition and integration of Tommy Hilfiger were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/29/12	Costs Incurred During the Thirteen Weeks Ended 4/29/12	Costs Paid During the Thirteen Weeks Ended 4/29/12	Liability at 4/29/12
Severance, termination benefits and other costs	$4,305	$162	$1,927	$2,540
Lease/contract termination and related costs	4,492	584	871	4,205
Total	$8,797	$746	$2,798	$6,745

Costs Related to Exit from Timberland Men’s and Izod Women’s Businesses

The Company negotiated during the second quarter of 2011 an early termination of its license to market sportswear under the Timberland brand. The termination will be completed in the second quarter of 2012. In connection with this termination, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, contract termination and other costs. All expected costs related to this termination were incurred during 2011.

The Company announced in the fourth quarter of 2011 that it would be exiting the Izod women’s wholesale sportswear business during 2012. In connection with this exit, the Company incurred certain costs related to severance and termination benefits. All expected costs related to this exit were incurred during 2011.

Liabilities for severance and termination benefits and contract termination costs recorded in connection with the Company’s early termination of the license to market sportswear under the Timberland brand and exit from the Izod women’s wholesale sportswear business were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/29/12	Costs Incurred During the Thirteen Weeks Ended 4/29/12	Costs Paid During the Thirteen Weeks Ended 4/29/12	Liability at 4/29/12
Severance, termination benefits and other costs	$1,310	$—	$293	$1,017
Lease/contract termination and related costs	5,029	—	5,029	—
Total	$6,339	$—	$5,322	$1,017

13. NET INCOME PER COMMON SHARE

The Company utilizes the two-class method of calculating basic net income per common share, as holders of the Company’s Series A convertible preferred stock participate in dividends with holders of the Company’s common stock. Net losses are not allocated to holders of the Series A convertible preferred stock.

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended
	4/29/12	5/1/11

Net income	$93,114	$57,667
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	(209)	(314)
Allocation of income to Series A convertible preferred stock	(4,231)	(3,088)
Net income available to common stockholders for basic net income per common share	88,674	54,265
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	209	314
Allocation of income to Series A convertible preferred stock	4,231	3,088
Net income available to common stockholders for diluted net income per common share	$93,114	$57,667

Weighted average common shares outstanding for basic net income per common share	68,539	66,798
Weighted average impact of dilutive securities	1,588	1,605
Weighted average impact of assumed convertible preferred stock conversion	3,475	4,189
Total shares for diluted net income per common share	73,602	72,592

Basic net income per common share	$1.29	$0.81

Diluted net income per common share	$1.27	$0.79

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended
	4/29/12	5/1/11

Weighted average potentially dilutive securities	254	245

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of April 29, 2012 and May 1, 2011 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen weeks ended April 29, 2012 and May 1, 2011. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 686 and 696 as of April 29, 2012 and May 1, 2011, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities.

14. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirteen weeks ended April 29, 2012 and May 1, 2011, the Company recorded increases to goodwill of $12,563 and $11,690, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirteen weeks ended April 29, 2012 and May 1, 2011, the Company paid $13,535 and $12,970, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the thirteen weeks ended April 29, 2012, the holders of Series A convertible preferred stock converted an aggregate of 4 shares into 2,095 shares of the Company’s common stock, resulting in a decrease in the Company’s Series A convertible preferred stock of $94,297, an increase in common stock of $2,095, and an increase in additional paid in capital of $92,202. Please see Note 11, “Stockholders’ Equity.”

During the thirteen weeks ended May 1, 2011, the Company recorded a loss of $12,876 to write-off previously capitalized debt issuance costs in connection with the amendment and restatement of its senior secured credit facility.

15. SEGMENT DATA

The Company manages its operations through its operating divisions, which are aggregated into seven reportable segments:  (i) Heritage Brand Wholesale Dress Furnishings; (ii) Heritage Brand Wholesale Sportswear; (iii) Heritage Brand Retail; (iv) Calvin Klein Licensing; (v) Tommy Hilfiger North America; (vi) Tommy Hilfiger International; and (vii) Other (Calvin Klein Apparel).

Heritage Brand Wholesale Dress Furnishings segment - This segment consists of the Company’s heritage brand wholesale dress furnishings division. This segment derives revenue primarily from marketing both dress shirts and neckwear under the brand names Van Heusen, ARROW, IZOD, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, DKNY and MICHAEL Michael Kors, as well as dress shirts under the brand names Geoffrey Beene and CHAPS. The Company markets these dress shirt and neckwear brands, as well as certain other owned and licensed brands and various private label brands, primarily to department, mid-tier department and specialty stores.

Heritage Brand Wholesale Sportswear segment - The Company aggregates the results of its heritage brand wholesale sportswear divisions into the Heritage Brand Wholesale Sportswear segment. This segment derives revenue primarily from marketing men’s sportswear under the brand names Van Heusen, IZOD, Geoffrey Beene and ARROW to department, mid-tier department and specialty stores. This segment also derives revenue from marketing men’s sportswear under the brand name Timberland and women’s sportswear under the brand name IZOD. The company will be exiting the Timberland business in the second quarter of 2012 and the Izod women’s wholesale sportswear business in the third quarter of 2012.

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

Tommy Hilfiger North America segment - The Company aggregates the results of its Tommy Hilfiger wholesale and retail divisions in North America into the Tommy Hilfiger North America segment. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale in the United States and Canada, primarily to department stores; and (ii) operating retail stores and an e-commerce website in and for the United States and Canada, which sell Tommy Hilfiger branded apparel, accessories and related products.

Tommy Hilfiger International segment - The Company aggregates the results of its Tommy Hilfiger wholesale and retail divisions that operate outside of North America and its proportionate share of the net income or loss of its investments in unconsolidated affiliates into the Tommy Hilfiger International segment. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe, primarily to department and specialty stores and franchise operators of Tommy Hilfiger stores, and through distributors and licensees; and (ii) operating retail stores in Europe and Japan, as well as operating an international e-commerce site, which sell Tommy Hilfiger branded apparel, accessories and related products.

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

The following tables present summarized information by segment:

	Thirteen Weeks Ended
	4/29/12	5/1/11
Revenue – Heritage Brand Wholesale Dress Furnishings
Net sales	$119,886	$134,689
Royalty revenue	1,517	1,485
Advertising and other revenue	707	404
Total	122,110	136,578

Revenue – Heritage Brand Wholesale Sportswear
Net sales	134,232	135,454
Royalty revenue	2,463	2,441
Advertising and other revenue	461	406
Total	137,156	138,301

Revenue – Heritage Brand Retail
Net sales	134,182	131,677
Royalty revenue	1,203	1,298
Advertising and other revenue	271	241
Total	135,656	133,216

Revenue – Calvin Klein Licensing
Net sales	8,244	7,442
Royalty revenue	65,473	64,884
Advertising and other revenue	24,927	26,889
Total	98,644	99,215

Revenue – Tommy Hilfiger North America
Net sales	298,980	267,637
Royalty revenue	4,524	2,861
Advertising and other revenue	1,687	1,286
Total	305,191	271,784

Revenue – Tommy Hilfiger International
Net sales	453,850	433,656
Royalty revenue	10,280	9,023
Advertising and other revenue	1,044	980
Total	465,174	443,659

Revenue – Other (Calvin Klein Apparel)
Net sales	163,475	146,431
Total	163,475	146,431

Total Revenue
Net sales	1,312,849	1,256,986
Royalty revenue	85,460	81,992
Advertising and other revenue	29,097	30,206
Total	$1,427,406	$1,369,184

	Thirteen Weeks Ended
	4/29/12		5/1/11	(5)
Income before interest and taxes – Heritage Brand Wholesale Dress Furnishings	$8,916		$20,651

Income before interest and taxes – Heritage Brand Wholesale Sportswear	11,370		14,271

(Loss) income before interest and taxes – Heritage Brand Retail	(2,544)		4,501

Income before interest and taxes – Calvin Klein Licensing	40,744		34,650

Income (loss) before interest and taxes – Tommy Hilfiger North America	28,934	(2)	(12,211)	(3)

Income before interest and taxes – Tommy Hilfiger International	73,480		78,982	(3)

Income before interest and taxes – Other (Calvin Klein Apparel)	17,598		20,943

Loss before interest and taxes – Corporate(1)	(26,250)	(2)	(41,343)	(3) (4)

Income before interest and taxes	$152,248		$120,444

(1)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s defined benefit pension plans.

(2)
Income (loss) before interest and taxes for the thirteen weeks ended April 29, 2012 includes costs of $3,316 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $379 in Tommy Hilfiger North America and $2,937 in corporate expenses not allocated to any reportable segments.

(3)
Income (loss) before interest and taxes for the thirteen weeks ended May 1, 2011 includes costs of $30,459 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $23,491 in Tommy Hilfiger North America; $448 in Tommy Hilfiger International; and $6,520 in corporate expenses not allocated to any reportable segments.

(4)
Loss before interest and taxes for the thirteen weeks ended May 1, 2011 includes costs of $16,233 associated with the Company’s modification of its senior secured credit facility. Please refer to Note 6, “Debt,” for a further discussion.

(5)
In the fourth quarter of 2011, the Company changed the way actuarial gains and losses from its defined benefit pension plans are allocated to its reportable segments. Actuarial gains and losses are now included as part of corporate expenses and are not allocated to any reportable segment. Prior year periods have been restated in order to present that information on a basis consistent with the current year.

Intersegment transactions consist of transfers of inventory principally from the Heritage Brand Wholesale Dress Furnishings segment to the Heritage Brand Retail segment and Other (Calvin Klein Apparel) segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage is eliminated principally in the Heritage Brand Retail segment and Other (Calvin Klein Apparel) segment.

16. GUARANTEES

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of April 29, 2012 is $500. The guarantee expires on January 31, 2013.

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of April 29, 2012 is approximately $3,900, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,450 as of April 29, 2012, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

17. RECENT ACCOUNTING GUIDANCE

The FASB issued in May 2011 guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. The Company adopted this guidance prospectively beginning in 2012 and such adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

The FASB issued in September 2011 guidance that is intended to reduce the cost and complexity of the goodwill impairment test by providing an entity with the option to first assess qualitatively whether it is necessary to perform the two-step impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance became effective for the Company in the first quarter of 2012. The Company did not perform goodwill impairment tests during the first quarter of 2012 and does not expect the guidance to have a material impact on the Company’s consolidated results of operations or financial position.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the brand names Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Bass, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Sean John, CHAPS, Donald J. Trump Signature Collection, JOE Joseph Abboud and DKNY, and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

We are one of the largest apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including our own brands - Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW and Bass and our licensed brands - Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Sean John, CHAPS, Donald J. Trump Signature Collection, JOE Joseph Abboud and DKNY, as well as certain other licensed and various private label brands.

Our business strategy is to manage and market a portfolio of nationally and internationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. We have enhanced this strategy by expanding our portfolio of brands through acquisitions of the internationally renowned designer brands, Calvin Klein and Tommy Hilfiger, which offer additional geographic distribution channel and price point opportunities, while also being consistent with the brands in our areas of established expertise, dress shirts, sportswear and outlet retailing.

A significant portion of our total income is derived from international sources, which, prior to the acquisition of Tommy Hilfiger, had been primarily driven by the international component of our Calvin Klein licensing business. The Calvin Klein acquisition in 2003 enhanced our business strategy by providing us with an established international licensing business, which does not require working capital investments. We have successfully pursued growth opportunities through disciplined extension of the Calvin Klein brands by launching our outlet retail and men’s sportswear operations in North America and by licensing the brands for additional product categories and geographic areas. We believe that the acquisition of Tommy Hilfiger has advanced our business strategy by adding a designer lifestyle brand with global growth opportunities and by establishing an international platform in Europe that is a strategic complement to our strong North American presence and provides us with the resources and expertise needed to grow our brands and businesses internationally. We have a division managed by a team of Tommy Hilfiger executives based in Amsterdam whose purposes include pursuing international opportunities for our brands. We recently announced that we will be exercising our rights to reacquire the existing license agreements held by affiliates of The Warnaco Group, Inc. for the distribution and sale of apparel and accessories and the operation of retail stores in Europe under the ck Calvin Klein brand. We will commence sales under this brand in Europe in 2013. We believe that this represents a significant opportunity to invest in the global potential of the Calvin Klein brand, as we plan to leverage Tommy Hilfiger’s established European platform to accelerate the growth of this business.

We incurred indebtedness of approximately $2.5 billion in order to fund the Tommy Hilfiger acquisition. We plan to continue to strengthen our balance sheet through deleveraging and effective working capital management. We made approximately $30 million in term loan payments during the first quarter of 2012, for a total of approximately $730 million in term loan payments since the closing of the Tommy Hilfiger acquisition. The majority of these payments were ahead of schedule. We believe that our persistent focus on and enhancement of our business strategies and our balance sheet strength will allow us to continue to invest in our businesses and capitalize on opportunities for future growth.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to wholesale customers and franchise, licensee and distributor operated stores of men’s dress shirts and neckwear, men’s and women’s sportswear, footwear, accessories and related products under owned and licensed trademarks; and (ii) the sale through over 1,000 company-operated retail locations worldwide of apparel, footwear, accessories and other products under our Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD and Bass trademarks.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 79% of total royalty, advertising and other revenue in the first quarter of 2012, is derived across various regions under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings, offered under our Calvin Klein brands.

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

We completed the acquisition of Tommy Hilfiger in the second quarter of 2010. We incurred pre-tax charges of $30.5 million in the first quarter of 2011 in connection with the integration of Tommy Hilfiger and the related restructuring. We incurred pre-tax charges of $3.3 million during the first quarter of 2012 and expect to incur additional pre-tax charges of approximately $22 million during the remainder of 2012 in connection with the continued integration and the related restructuring.

We amended and restated our senior secured credit facility in the first quarter of 2011. We recorded debt modification costs of $16.2 million in connection with this transaction. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

In 2011, we announced we would be exiting in 2012 our licensed Timberland wholesale men’s sportswear business and our wholesale women’s sportswear business under our IZOD trademark.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 29, 2012 Compared With Thirteen Weeks Ended May 1, 2011

Total Revenue

Net sales in the first quarter of 2012 increased 4% to $1.313 billion from $1.257 billion in the first quarter of the prior year, inclusive of a negative impact of approximately 1% attributable to approximately $20 million in foreign currency translation. The increase in net sales of $55.9 million was due principally to the net effect of the following items:

•
The addition of $31.3 million and $20.2 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments, respectively. The revenue increase in Tommy Hilfiger North America was driven by retail comparable store sales growth of 16%. The revenue increase in the Tommy Hilfiger International segment was principally due to high single-digit growth in our European wholesale business, combined with retail comparable store sales growth of 5% for our Tommy Hilfiger Europe retail business, partially offset by a negative impact of approximately $20 million related to foreign currency translation.

•
The addition of $17.0 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, as the Calvin Klein outlet retail business posted a 9% increase in comparable store sales and the wholesale business experienced equally strong growth.

•
The reduction of $13.5 million of net sales attributable to our combined Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear and Heritage Brand Retail segments. Retail comparable store sales growth of 3% was more than offset by a planned combined 6% decrease in the wholesale businesses.

Royalty, advertising and other revenue in the first quarter of 2012 increased by $2.4 million to $114.6 million as compared to $112.2 million in the prior year’s first quarter. Despite challenging business for the jeanswear and underwear product categories in Europe and a planned reduction in United States jeanswear sold to secondary channels, royalty revenue within the Calvin Klein Licensing segment increased 1%, including the negative impact of approximately 1% related to foreign currency translation. Tommy Hilfiger royalty revenue increased by $2.9 million, or 25%, compared to the prior year’s first quarter, due principally to strong performance in footwear, eyewear and fragrance, and growth in China and India. Advertising and other revenue decreased $1.1 million, or 4%, compared to the prior year’s first quarter amount.

Our revenue for the full year 2012 is expected to increase 1% to 2% as compared to the 2011 amount of $5.891 billion. This includes the negative revenue impact of approximately 4%, of which approximately $150 million is attributable to projected foreign currency translation and approximately $100 million is attributable to the exit from the Timberland men’s and Izod women’s wholesale sportswear businesses. Revenue for the Tommy Hilfiger business is expected to increase 2% to 3% as compared to the 2011 amount of $3.051 billion, including the negative impact of approximately 5% due to projected foreign currency translation. Revenue for the Calvin Klein business is expected to grow 6% to 7% as compared to the 2011 amount of $1.065 billion. Calvin Klein royalty revenue is expected to be negatively impacted by foreign currency translation, the upcoming reacquisition of the ck Calvin Klein European apparel and accessories licenses, challenging business for the jeanswear and underwear product categories in Europe and a reduction of United States jeanswear sales to secondary channels. Revenue for the Heritage Brand business is expected to decrease 4% to 5% as compared to the 2011 amount of $1.775 billion, including the negative impact of approximately 6% due to the previously mentioned exit of businesses.

Gross Profit on Total Revenue

Gross profit on total revenue in the first quarter of 2012 was $756.8 million, or 53.0% of total revenue, compared with $728.6 million, or 53.2% of total revenue in the first quarter of the prior year. This 20 basis point decrease in gross profit as a percentage of total revenue was primarily due to higher overall product costs across all of our divisions, which were partially mitigated by increases in selling prices in our Calvin Klein and Tommy Hilfiger businesses. Also partially offsetting this decrease was the impact of an increase in revenue of our Tommy Hilfiger businesses as a percentage of our total revenue, as such businesses have higher gross margin percentages than our other non-licensing businesses.

We currently expect that our gross profit as a percentage of total revenue for the full year 2012 will increase by approximately 125 basis points as compared to 2011. While year-over-year product cost increases are expected to negatively impact the first half of 2012, we believe that the impact of such product cost increases will abate in the second half of 2012. In addition, we have experienced increased average unit retail selling prices in the first quarter of 2012 and expect this trend to continue. We also expect our Tommy Hilfiger businesses, which have higher gross margin percentages than our other non-licensing businesses, to increase as a percentage of our total revenue. Further, the exit of the Timberland men’s and Izod women’s wholesale sportswear businesses, both of which have low gross margin percentages and underperformed in 2011, should increase our overall margin.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the first quarter of 2012 were $606.5 million, or 42.5% of total revenue, as compared to $591.9 million, or 43.2% of total revenue, in the first quarter of the prior year. The 70 basis point decrease in SG&A expenses as a percentage of total revenue was due primarily to a decrease in one-time integration and restructuring costs.

We currently expect that our SG&A expenses as a percentage of total revenue for the full year 2012 will decrease by approximately 40 to 60 basis points as compared to 2011. This decrease is principally due to a 110 basis point reduction driven by reduced integration and restructuring costs associated with Tommy Hilfiger and the absence of certain costs incurred in 2011, including the termination of our Timberland license, our exit of the Izod women’s wholesale sportswear business and the settlement expense associated with our reacquisition of the rights in India to the Tommy Hilfiger trademarks (please refer to the section entitled “Tommy Hilfiger India Perpetually Licensed Rights Reacquisition” within “Liquidity and Capital Resources” below for a further discussion). Partially offsetting this decrease is an expected increase in pension expense due, in large part, to a decrease in discount rates.

Equity in Income of Unconsolidated Affiliates (China and India Joint Ventures)

The equity in income of unconsolidated affiliates of $1.9 million during the first quarter of 2012 related to our share of income from our joint ventures in China and India for the Tommy Hilfiger brand, which are accounted for under the equity method of accounting. Please refer to the section entitled “Investments in Unconsolidated Affiliates (China and India Joint Ventures)” within “Liquidity and Capital Resources” below for a further discussion.

Debt Modification Costs

We incurred costs totaling $16.2 million during the first quarter of 2011 in connection with the modification of our senior secured credit facility. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of this transaction.

Interest Expense and Interest Income

Interest expense decreased to $29.5 million in the first quarter of 2012 from $33.4 million in the first quarter of the prior year principally as a result of payments we made on our term loans during the prior twelve months. Interest income of $0.3 million in the first quarter of 2012 was relatively flat as compared to the prior year’s first quarter amount of $0.4 million.

Net interest expense for the full year 2012 is currently expected to decrease to a range of $115 million to $117 million from $128.1 million in 2011, principally as a result of the impact of payments we made on our term loans in 2011 and the first quarter of 2012, combined with additional payments we expect to make in the remainder of 2012. We currently plan on making approximately $270 million of additional payments on our term loans during the remainder of 2012, the majority of which will be voluntary.

Income Taxes

The effective income tax rates for the first quarters of 2012 and 2011 were 24.3% and 34.0%, respectively.
The effective income tax rate for the first quarter of 2012 was lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, partially offset by state and local taxes.
The effective income tax rate for the first quarter of 2011 was slightly lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, largely offset by state and local taxes and foreign earnings taxed in the United States.
We currently anticipate that our 2012 effective tax rate will be between 23.5% and 24.0%. As compared to the United States statutory tax rate, the 2012 effective tax rate is expected to be lower as a result of being favorably impacted by growth in our Tommy Hilfiger International segment, a significant portion of which is subject to favorable tax rates. This international growth is also expected to favorably impact the 2012 effective tax rate as compared to 2011, for which the effective income tax rate was 26.3%. In addition, the 2012 effective tax rate as compared to 2011 is expected to be favorably impacted by the continuation of tax synergies resulting from the Tommy Hilfiger acquisition and the absence of foreign earnings taxed in the United States. It is possible that our estimated rate could change from the mix of international and domestic pre-tax earnings, or from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash increased $5.4 million during the first quarter of 2012, which is net of $30.3 million of term loan payments. Cash flow for the full year 2012 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of term loan payments we make in 2012.

Operations

Cash used by operating activities was $0.5 million in the first quarter of 2012, as compared with $9.5 million in the first quarter of 2011. This variance was due primarily to an increase in net income as compared to the prior year’s first quarter net income before debt modification costs.

Investments in Unconsolidated Affiliates (China and India Joint Ventures)

We formed a joint venture in China in 2011, in which we own a 45% equity interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the licensee at that time. We made funding payments with respect to our 45% interest totaling $10.4 million in the first quarter of 2011.

We completed the $30.0 million acquisition in the third quarter of 2011 from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM International Limited (“GVM”), of a 50% equity interest in a company that has been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories in the region.

Reacquisition of Tommy Hilfiger Tailored Apparel License

We entered into agreements during 2011 to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership will be effective December 31, 2012. Under these agreements, we made a payment of $9.6 million (based on the applicable exchange rate in effect on the payment date) to the licensee during the fourth quarter of 2011 and are required to make an additional payment of approximately $25 million to the licensee in the fourth quarter of 2012 (which amount may differ due to the actual exchange rate in effect on the payment date).

Tommy Hilfiger India Perpetually Licensed Rights Reacquisition

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM. We paid $25.0 million during the third quarter of 2011 as consideration for the transaction. In addition, we are required to make annual contingent purchase price payments based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one year period. The first one year period commenced on July 1, 2011. We currently do not expect to make any such payments during 2012.

Capital Expenditures

Our capital expenditures in the first quarter of 2012 were $39.1 million compared to $34.5 million in the first quarter of 2011. We currently expect capital expenditures for the full year 2012 to be approximately $250 million.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $13.5 million in the first quarter of 2012. We currently expect that such payments will be approximately $55 million for the full year 2012.

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

During the first quarter of 2012, the holders of the Series A convertible preferred stock converted an aggregate of $94.3 million of the Series A convertible preferred stock, or 4,000 shares, into 2.1 million shares of our common stock.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Our Series A convertible preferred stock participates in common stock dividends on an as-converted basis. Dividends on common and preferred stock totaled $5.5 million in the first quarter of 2012.

We currently project that cash dividends on our common stock for the full year 2012 will be approximately $11 million based on our current dividend rate, the number of shares of our common and preferred stock outstanding as of April 29, 2012 and our estimates of stock to be issued during the remainder of 2012 under our stock incentive plans.

Financing Arrangements

Our capital structure was as follows:

(in millions)	April 29, 2012	January 29, 2012
Short-term borrowings	$107.4	$13.0
Current portion of long-term debt	79.5	70.0
Capital lease obligations	37.3	26.8
Long-term debt	1,794.9	1,832.9
Stockholders’ equity	2,829.3	2,715.4

In addition, we had $238.6 million and $233.2 million of cash and cash equivalents as of April 29, 2012 and January 29, 2012, respectively.

Short-Term Borrowings

One of our subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion ($12.4 million based on exchange rates in effect on April 29, 2012) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one-month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless we give notice of termination. The full amount of this facility was borrowed as of April 29, 2012. The weighted average interest rate on the funds borrowed at April 29, 2012 was 0.33%. The maximum amount of borrowings outstanding under this facility during the quarter ended April 29, 2012 was approximately $12.4 million.

In addition, we had $95.0 million of revolving credit borrowings outstanding under our senior secured credit facility as of April 29, 2012, which we expect will be repaid during the second quarter of 2012. Please see the section entitled “Senior Secured Credit Facility” below for a further discussion.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $2.4 million and $2.5 million during the first quarter of 2012 and the first quarter of 2011, respectively.

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

7 3/4% Debentures Due 2023

We have outstanding $100.0 million of debentures due on November 15, 2023 with a yield to maturity of 7.80%. The debentures accrue interest at the rate of 7 3/4%, which is payable semi-annually.

Senior Secured Credit Facility

On May 6, 2010, we entered into a senior secured credit facility, which we amended and restated on March 2, 2011 (“the amended facility”). The amended facility consists of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The maturity of the term loan A facilities and the revolving loan facilities is in January 2016. The maturity of the term loan B facilities is in May 2016.

In connection with the closing of the amended facility, we voluntarily prepaid approximately $150 million of term loan borrowings with cash on hand. We paid $10.6 million of fees in cash in connection with the modification of our senior secured credit facility in the first quarter of 2011. We made payments on our term loans of approximately $30 million during the first quarter of 2012 for a total reduction of approximately $730 million of the amount of term loans initially borrowed at the time of the Tommy Hilfiger acquisition closing.

As of April 29, 2012, we had an aggregate of $1.175 billion of term loan borrowings under the amended facility outstanding (based on applicable exchange rates on April 29, 2012). The amended facility provides for approximately $450 million of revolving credit (based on applicable exchange rates on April 29, 2012), under which we had $95.0 million of revolving credit borrowings and $60.4 million of letters of credit outstanding as of April 29, 2012. The weighted average interest rate on the revolving credit borrowings as of April 29, 2012 was 4.50%. The maximum amount of revolving credit borrowings outstanding under this facility during the quarter ended April 29, 2012 was $110.0 million.

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

The current applicable margins are (a) in the case of the United States dollar-denominated term loan A facility, 2.25% for adjusted Eurocurrency rate loans and 1.25% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.50%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.25% for adjusted Eurocurrency rate loans and 1.25% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.25% for adjusted Eurocurrency rate loans and 1.25% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.50%. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ending April 29, 2012 and each subsequent quarter, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on our leverage ratio.

During the second quarter of 2011, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632.0 million of our variable rate debt obligation under our United States dollar-denominated senior secured term loan A facility to fixed rate debt. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to $608.0 million as of April 29, 2012, and will continue to be reduced such that, based on our projections for future debt repayments, our outstanding debt under the facility is expected to always equal or exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and we will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, during the second quarter of 2011, we entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement has been designed with the intended effect of capping the interest rate on an initial notional amount of €165.9 million of our variable rate debt obligation under our Euro-denominated senior secured term loan A and B facilities. According to a pre-set schedule during the term of the cap agreement, the initial notional amount was reduced to €36.6 million as of April 29, 2012, and will continue to be adjusted such that our outstanding debt under the facilities is expected to always exceed the then-outstanding notional amount of the cap agreement. Under the terms of the agreement for the then-outstanding notional amount, the three-month Euro inter-bank borrowing rate (“EURIBOR”) that we will pay is capped at a rate of 2%. Therefore, the maximum amount of interest that we will pay on the then-outstanding notional amount will be at the 2% capped rate, plus the current applicable margin.

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

Please refer to Note 6, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

As of April 29, 2012, we were in compliance with all financial and non-financial covenants.

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

Due to the above factors, our operating results for the thirteen weeks ended April 29, 2012 are not necessarily indicative of those for a full fiscal year.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2012. During the thirteen weeks ended April 29, 2012, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 29, 2012.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of April 29, 2012, include cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap and cap agreements. Note 9, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of April 29, 2012. Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Due to the currently low rates of return we are receiving on our cash equivalents, the impact of a further decrease in short-term interest rates would not have a material impact on our interest income, while an increase in short-term interest rates could have a more material impact. Given our balance of cash and cash equivalents at April 29, 2012, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.2 million annually. Due to the fact that certain of our debt is denominated in foreign currency, our interest expense is, and in the future will continue to be, impacted by fluctuations in exchange rates. Borrowings under the amended facility bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. As such, our amended facility also exposes us to market risk for changes in interest rates. During the second quarter of 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. Please refer to Note 6, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion. As of April 29, 2012, after taking into account the interest rate swap and cap agreements, approximately 70% of our total debt was at a fixed rate or at a variable rate that was capped, with the remainder at variable rates that were uncapped. Given our debt position and the Euro to United States dollar exchange rate at April 29, 2012, and the effect of the swap and cap agreements we entered into during the second quarter of 2011, the effect of a 10 basis point increase in interest rates on our interest expense would be approximately $0.2 million annually and the effect of a 5% increase in the exchange rate on our interest expense would be approximately $0.3 million annually.

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

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating & Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Operating & Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating & Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are a party to certain litigations which, in management’s judgment based in part on the opinions of legal counsel, will not have a material adverse effect on our financial position.

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of April 29, 2012.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2012, affiliates of MSD Capital L.P. converted 4,000 shares of our Series A convertible preferred stock into 2,094,678 shares of our common stock (1,382 shares of Series A convertible preferred stock were converted into 723,711 shares of common stock on March 5, 2012, and 2,618 shares of Series A convertible preferred stock were converted into 1,370,967 shares of common stock on April 12, 2012). The issuance of common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 30, 2012
February 26, 2012	257	$67.28	—	—

February 27, 2012
April 1, 2012	375	80.66	—	—

April 2, 2012
April 29, 2012	67,991	90.21	—	—

Total	68,623	$90.07	—	—

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the first quarter of 2012 in connection with the payment of the exercise price for stock options that permitted such delivery or the settlement of vested restricted stock units, restricted stock and performance shares to satisfy tax withholding requirements.

ITEM 6 - EXHIBITS

The following exhibits are included herein:

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1977); Amendment to Certificate of Incorporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1985); Amendment to Certificate of Incorporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988); Amendment to Certificate of Incorporation, filed June 1, 1993 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994); Amendment to Certificate of Incorporation, filed June 20, 1996 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 28, 1996); Certificate of Amendment of Certificate of Incorporation, filed June 29, 2006 (incorporated by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the period ended May 6, 2007); Certificate of Amendment of Certificate of Incorporation, filed June 23, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2011).

3.2
Certificate of Designation of Series A Cumulative Participating Preferred Stock, filed June 10, 1986 (incorporated by reference to Exhibit A of the document filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 1986).

3.3
Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2003); Corrected Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation, dated as of April 17, 2003 (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003).

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

3.7	By-Laws of Phillips-Van Heusen Corporation, as amended through February 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2012).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2011).

4.2
Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993); First Supplemental Indenture, dated as of October 17, 2002 to Indenture dated as of November 1, 1993 between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2002); Second Supplemental Indenture, dated as of February 12, 2002 to Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 26, 2003); Third Supplemental Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010).

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

4.5
Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, Tommy Hilfiger Holding S.a.r.l, Stichting Administratiekantoor Elmira, Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII, L.P. (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010); Amendment to Stockholders Agreement, dated as of June 8, 2010 to Stockholders Agreement, dated as of May 6, 2010, by and among Phillips-Van Heusen Corporation, Tommy Hilfiger Holding S.a.r.l, Stichting Administratiekantoor Elmira, Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII, L.P. (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 2010).

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

+10.1	PVH Corp. Performance Incentive Bonus Plan, as amended and restated effective April 26, 2012.

+10.2	PVH Corp. Long-Term Incentive Plan, as amended and restated effective April 26, 2012.

+10.3	Revised Form of Performance Share Award Agreement under the PVH Corp. 2006 Stock Incentive Plan, effective as of April 25, 2012.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

**,+101.INS	XBRL Instance Document

**,+101.SCH	XBRL Taxonomy Extension Schema Document

**,+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**,+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**,+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**,+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PVH CORP.
Registrant

Dated:	June 7, 2012	/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit    Description

10.1	PVH Corp. Performance Incentive Bonus Plan, as amended and restated effective April 26, 2012.

10.2	PVH Corp. Long-Term Incentive Plan, as amended and restated effective April 26, 2012.

10.3	Revised Form of Performance Share Award Agreement under the PVH Corp. 2006 Stock Incentive Plan, effective as of April 25, 2012.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document