Form 10-Q/A
period 2011-05-01
PVH CORP. /DE/
filed 2012-06-19
CIK 78239

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to PVH Corp.’s (formerly known as Phillips-Van Heusen Corporation) Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2011, filed with the Securities and Exchange Commission on June 9, 2011 (the “Form 10-Q”), is to replace the agreement filed as Exhibit 10.1 to the Form 10-Q.

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

Dated:  June 19, 2012

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