Form 10-Q
period 2012-07-29
PVH CORP. /DE/
filed 2012-09-06
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	July 29, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of August 27, 2012 was 70,548,403.

PVH CORP.
INDEX

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

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 29,	January 29,	July 31,
	2012	2012	2011
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$261,986	$233,197	$287,691
Trade receivables, net of allowances for doubtful accounts of $13,955, $15,744 and $12,764	411,381	467,628	402,736
Other receivables	14,284	13,337	11,110
Inventories, net	909,447	809,009	912,988
Prepaid expenses	117,826	111,228	70,986
Other, including deferred taxes of $53,150, $53,645 and $69,049	105,014	104,836	97,728
Total Current Assets	1,819,938	1,739,235	1,783,239
Property, Plant and Equipment, net	484,443	458,891	426,367
Goodwill	1,777,724	1,822,475	1,904,388
Tradenames	2,246,811	2,306,857	2,406,767
Perpetual License Rights	86,000	86,000	86,000
Other Intangibles, net	150,932	165,521	172,582
Other Assets, including deferred taxes of $5,315, $11,989 and $7,583	165,640	173,382	140,786
Total Assets	$6,731,488	$6,752,361	$6,920,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$372,531	$366,138	$387,286
Accrued expenses	554,078	556,366	517,463
Deferred revenue	41,972	38,376	38,159
Short-term borrowings	52,791	13,040	13,006
Current portion of long-term debt	88,021	69,951	51,816
Total Current Liabilities	1,109,393	1,043,871	1,007,730
Long-Term Debt	1,715,464	1,832,925	2,090,062
Other Liabilities, including deferred taxes of $502,090, $507,023 and $549,208	1,125,431	1,160,116	1,111,132
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Series A convertible preferred stock, par value $100 per share; 8,000 total shares authorized; 4,000; 8,000 and 8,000 shares issued and outstanding (with total liquidation preference of $100,000, $200,000 and $200,000)	94,298	188,595	188,595
Common stock, par value $1 per share; 240,000,000 shares authorized; 70,951,932; 68,297,773 and 67,798,396 shares issued	70,952	68,298	67,798
Additional paid in capital - common stock	1,500,032	1,377,922	1,337,328
Retained earnings	1,322,405	1,147,079	959,034
Accumulated other comprehensive (loss) income	(176,835)	(50,426)	174,386
Less: 409,440; 249,531 and 248,181 shares of common stock held in treasury, at cost	(29,652)	(16,019)	(15,936)
Total Stockholders’ Equity	2,781,200	2,715,449	2,711,205
Total Liabilities and Stockholders’ Equity	$6,731,488	$6,752,361	$6,920,129

See accompanying notes.

PVH Corp.
Consolidated Income Statements
Unaudited
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
Net sales	$1,219,620	$1,227,730	$2,532,469	$2,484,716
Royalty revenue	82,513	77,019	167,973	159,011
Advertising and other revenue	34,490	29,695	63,587	59,901
Total revenue	1,336,623	1,334,444	2,764,029	2,703,628
Cost of goods sold	593,962	610,312	1,264,539	1,250,917
Gross profit	742,661	724,132	1,499,490	1,452,711
Selling, general and administrative expenses	592,929	590,653	1,199,434	1,182,555
Debt modification costs	—	—	—	16,233
Equity in (loss) income of unconsolidated affiliates	(74)	—	1,850	—
Income before interest and taxes	149,658	133,479	301,906	253,923
Interest expense	28,552	31,799	58,069	65,243
Interest income	197	353	470	727
Income before taxes	121,303	102,033	244,307	189,407
Income tax expense	33,601	35,304	63,491	65,011
Net income	$87,702	$66,729	$180,816	$124,396
Basic net income per common share	$1.21	$0.94	$2.50	$1.75
Diluted net income per common share	$1.19	$0.92	$2.46	$1.71
Dividends declared per common share	$0.000	$0.000	$0.075	$0.075

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive (Loss) Income
Unaudited
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011

Net income	$87,702	$66,729	$180,816	$124,396
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax (benefit) of $(690); $(821); $(453) and $(82)	(150,188)	(52,253)	(133,187)	119,076
Amortization of net loss and prior service credit related to pension and postretirement plans, net of tax expense of $1,414; $715; $2,916 and $1,610	2,269	1,147	4,679	2,584
Net unrealized and realized gain (loss) on effective hedges, net of tax (benefit) expense of $(625); $(3,898); $364 and $(4,135)	6,346	12,012	2,099	(3,018)
Comprehensive (loss) income	$(53,871)	$27,635	$54,407	$243,038

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Twenty-Six Weeks Ended
	July 29,	July 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$180,816	$124,396
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	67,792	66,447
Equity in income of unconsolidated affiliates	(1,850)	—
Deferred taxes	13,054	8,910
Stock-based compensation expense	18,891	20,650
Impairment of long-lived assets	259	1,062
Debt modification costs	—	16,233
Changes in operating assets and liabilities:
Trade receivables, net	46,095	39,402
Inventories, net	(117,028)	(187,350)
Accounts payable, accrued expenses and deferred revenue	39,893	3,240
Prepaid expenses	(8,590)	5,653
Other, net	(32,034)	42,346
Net cash provided by operating activities	207,298	140,989
INVESTING ACTIVITIES(1)
Purchase of property, plant and equipment	(81,685)	(73,899)
Calvin Klein contingent purchase price payments	(25,749)	(25,305)
Investments in unconsolidated affiliates	—	(14,850)
Net cash used by investing activities	(107,434)	(114,054)
FINANCING ACTIVITIES(1)
Net proceeds from revolving credit facilities	40,000	—
Net (payments on) proceeds from short-term borrowings	(249)	8,138
Repayment of credit facilities	(89,680)	(247,459)
Payment of debt modification costs	—	(10,634)
Proceeds from settlement of awards under stock plans	4,377	11,561
Excess tax benefits from awards under stock plans	7,082	4,238
Cash dividends	(5,490)	(5,434)
Acquisition of treasury shares	(13,633)	(5,187)
Payments of capital lease obligations	(5,664)	(5,244)
Net cash used by financing activities	(63,257)	(250,021)
Effect of exchange rate changes on cash and cash equivalents	(7,818)	12,059
Increase (decrease) in cash and cash equivalents	28,789	(211,027)
Cash and cash equivalents at beginning of period	233,197	498,718
Cash and cash equivalents at end of period	$261,986	$287,691

(1) See Note 14 for information on noncash investing and financing transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency and share amounts in thousands, except per share data)

1. GENERAL

PVH Corp. and its subsidiaries (collectively, the “Company”) together constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, and Bass, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Sean John, CHAPS, Donald J. Trump Signature Collection, JOE Joseph Abboud and DKNY, which are licensed, as well as various other owned, licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear and, to a lesser extent, footwear and other related products and licenses its owned brands over a broad range of products. References to the aforementioned and other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

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

The results of operations for the thirteen and twenty-six weeks ended July 29, 2012 and July 31, 2011 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

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

3. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company formed a joint venture, TH Asia Ltd., in China, in which the Company owns a 45% equity interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the licensee on August 1, 2011. The Company made funding payments with respect to its 45% interest totaling $17,100 during 2011 (of which $14,850 was made during the twenty-six weeks ended July 31, 2011). This investment is being accounted for under the equity method of accounting.

In the third quarter of 2011, the Company completed a $30,000 acquisition from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM International Limited (“GVM”), of a 50% equity interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories. The Company made additional payments totaling $1,600 to TH India during 2011 with respect to its 50% interest. This investment is being accounted for under the equity method of accounting.

Included in other assets in the Company’s Consolidated Balance Sheets as of July 29, 2012 and July 31, 2011 is $46,880 and $14,850, respectively, related to these investments in unconsolidated affiliates.

4. GOODWILL

The changes in the carrying amount of goodwill for the twenty-six weeks ended July 29, 2012, by segment, were as follows:

	Heritage Brand Wholesale Dress Furnishings	Heritage Brand Wholesale Sportswear	Calvin Klein Licensing	Tommy Hilfiger North America	Tommy Hilfiger International	Total
Balance as of January 29, 2012
Goodwill, gross	$70,589	$84,553	$356,035	$198,501	$1,112,797	$1,822,475
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	70,589	84,553	356,035	198,501	1,112,797	1,822,475
Contingent purchase price payments to Mr. Calvin Klein	—	—	22,226	—	—	22,226
Currency translation	—	—	(268)	—	(66,709)	(66,977)
Balance as of July 29, 2012
Goodwill, gross	70,589	84,553	377,993	198,501	1,046,088	1,777,724
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	$70,589	$84,553	$377,993	$198,501	$1,046,088	$1,777,724

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

The Company has an unfunded non-qualified supplemental defined benefit plan covering two current and 17 retired executives. Under the individual participants’ agreements, the participants in this plan will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. In addition, as a result of the Company’s acquisition of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”), the Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits. The Company refers to these two plans as its “SERP Plans.”

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

Net benefit cost related to the Company’s pension plans was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/29/12	7/31/11	7/29/12	7/31/11

Service cost, including plan expenses	$4,797	$3,671	$9,597	$7,264
Interest cost	4,984	4,870	9,916	9,591
Amortization of net loss	3,894	2,076	7,986	4,620
Expected return on plan assets	(5,556)	(5,514)	(11,081)	(11,061)
Amortization of prior service credit	(15)	(16)	(31)	(31)
Total	$8,104	$5,087	$16,387	$10,383

Net benefit cost related to the Company’s SERP Plans was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/29/12	7/31/11	7/29/12	7/31/11

Service cost, including plan expenses	$28	$24	$55	$49
Interest cost	374	452	744	905
Amortization of net loss	49	—	49	—
Total	$451	$476	$848	$954

Net benefit cost related to the Company’s postretirement plan was recognized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/29/12	7/31/11	7/29/12	7/31/11

Interest cost	$181	$254	$399	$509
Amortization of net (gain) loss	(40)	7	—	14
Amortization of prior service credit	(205)	(205)	(409)	(409)
Total	$(64)	$56	$(10)	$114

6. DEBT

Short-Term Borrowings

One of the Company’s subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000,000 (approximately $12,800 based on exchange rates in effect on July 29, 2012) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one-month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless the Company gives notice of termination. The full amount of this facility was borrowed as of July 29, 2012. The weighted average interest rate on the funds borrowed at July 29, 2012 was 0.33%.

In addition, the Company had $40,000 of revolving credit borrowings outstanding under its senior secured credit facility as of July 29, 2012. Please see the section entitled “Senior Secured Credit Facility” below for a further discussion.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	7/29/12	7/31/11

Senior secured term loan A facility - United States dollar-denominated	$592,000	$632,000
Senior secured term loan A facility - Euro-denominated	98,844	123,502
Senior secured term loan B facility - United States dollar-denominated	395,000	399,000
Senior secured term loan B facility - Euro-denominated	18,010	287,765
7 3/8% senior unsecured notes	600,000	600,000
7 3/4% debentures	99,631	99,611
Total	$1,803,485	$2,141,878
Less: Current portion of long-term debt	88,021	51,816
Long-term debt	$1,715,464	$2,090,062

As of July 29, 2012, the Company’s mandatory long-term debt repayments for the next five years were as follows:

Remainder of 2012	$39,343
2013	106,693
2014	172,043
2015	386,765
2016	399,010
2017	—

As of July 29, 2012, after taking into account the interest rate swap and cap agreements discussed below, approximately 75% of the Company’s total long-term debt was at a fixed rate or at a variable rate that was capped, with the remainder at variable rates that were uncapped.

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

The Company made payments on its term loans of $247,459 during the twenty-six weeks ended July 31, 2011, including a voluntary prepayment of $149,275 in connection with the closing of the amended facility in the first quarter of 2011. The Company made payments on its term loans totaling $89,680 during the twenty-six weeks ended July 29, 2012.

The amended facility provided for initial borrowings of up to an aggregate of approximately $1,970,000 (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1,520,000 of term loan facilities; and (ii) approximately $450,000 of revolving credit facilities. As of July 29, 2012, based on applicable exchange rates on such date, the amended facility provided for approximately $440,000 of revolving credit, under which the Company had $40,000 of revolving credit borrowings and $70,718 of letters of credit outstanding. The maximum amount of revolving credit borrowings outstanding during the twenty-six weeks ended July 29, 2012 was $110,000. The weighted average interest rate on the revolving credit borrowings as of July 29, 2012 was 4.75%. The Company had $1,103,854 outstanding under the term loan facilities as of, and based on applicable exchange rates on, July 29, 2012. The repaid borrowings under the term loan facilities are not subject to reborrowing.

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

The current applicable margins are (a) in the case of the United States dollar-denominated term loan A facility, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.75%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.75%. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ended July 29, 2012 and each subsequent quarter, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on the Company’s leverage ratio.

During the second quarter of 2011, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632,000 of the Company’s variable rate debt obligation under its United States dollar-denominated senior secured term loan A facility to fixed rate debt. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to $592,000 as of July 29, 2012, and will continue to be reduced such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the facility is expected to always equal or exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and it will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, during the second quarter of 2011, the Company entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement has been designed with the intended effect of capping the interest rate on an initial notional amount of €165,895 of the Company’s variable rate debt obligation under its Euro-denominated senior secured term loan A and B facilities. According to a pre-set schedule during the term of the cap agreement, the initial notional amount was reduced to €42,428 as of July 29, 2012, and will continue to be adjusted such that the Company’s outstanding debt under the facilities is expected to always exceed the then-outstanding notional amount of the cap agreement. Under the terms of the agreement for the then-outstanding notional amount, the three-month Euro inter-bank borrowing rate (“EURIBOR”) that the Company will pay is capped at a rate of 2%. Therefore, the maximum amount of interest that the Company will pay on the then-outstanding notional amount will be at the 2% capped rate, plus the current applicable margin.

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

7. INCOME TAXES

The effective income tax rates for the thirteen weeks ended July 29, 2012 and July 31, 2011 were 27.7% and 34.6%, respectively. The effective income tax rates for the twenty-six weeks ended July 29, 2012 and July 31, 2011 were 26.0% and 34.3%, respectively.
The effective income tax rates for the thirteen and twenty-six weeks ended July 29, 2012 were lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns and the continuation of the tax synergies resulting from the Tommy Hilfiger acquisition, partially offset by state and local taxes.
The effective income tax rates for the thirteen and twenty-six weeks ended July 31, 2011 were slightly lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns, largely offset by state and local taxes and foreign earnings taxed in the United States.
8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with certain international inventory purchases. In addition, the Company has exposure to changes in foreign currency exchange rates on certain intercompany loans. To help manage these exposures, the Company periodically uses foreign currency forward exchange contracts.

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into an interest rate swap agreement and an interest rate cap agreement to hedge against this exposure. Please see Note 6, “Debt,” for a further discussion of these agreements.

The Company records the foreign currency forward exchange contracts, interest rate swap agreement and interest rate cap agreement at fair value in its Consolidated Balance Sheets. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases, the interest rate swap agreement and the interest rate cap agreement (collectively referred to as “cash flow hedges”) that are designated as effective hedging instruments are deferred in equity as a component of accumulated other comprehensive (loss) income (“AOCI”). The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings and no contracts were excluded from effectiveness testing. In addition, changes in the fair value of foreign currency forward exchange contracts that are not designated as effective hedging instruments are immediately recognized in earnings. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	7/29/12	7/31/11	7/29/12	7/31/11
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$18,828	$88	$866	$21,340
Interest rate contracts	45	301	6,729	7,935
Total contracts designated as cash flow hedges	18,873	389	7,595	29,275
Undesignated contracts:
Foreign currency forward exchange contracts (inventory purchases)	—	127	538	56
Foreign currency forward exchange contracts (intercompany loans)	—	—	111	—
Total undesignated contracts	—	127	649	56
Total	$18,873	$516	$8,244	$29,331

At July 29, 2012, the notional amount outstanding of foreign currency forward exchange contracts for inventory purchases and intercompany loans was approximately $354,000 and $11,500, respectively. Such contracts expire principally between August 2012 and July 2013 for inventory purchases and between August 2012 and September 2012 for intercompany loans.

The following table summarizes the effect of the Company’s cash flow hedges designated as hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Expense) (Effective Portion)
			Location	Amount

Thirteen Weeks Ended	7/29/12	7/31/11		7/29/12	7/31/11
Foreign currency forward exchange contracts (inventory purchases)	$6,592	$1,203	Cost of goods sold	$1,007	$(14,846)
Interest rate contracts	(962)	(8,805)	Interest expense	(1,098)	(870)
Total	$5,630	$(7,602)		$(91)	$(15,716)

Twenty-Six Weeks Ended	7/29/12	7/31/11		7/29/12	7/31/11
Foreign currency forward exchange contracts (inventory purchases)	$4,916	$(23,663)	Cost of goods sold	$3,631	$(24,445)
Interest rate contracts	(1,002)	(8,805)	Interest expense	(2,180)	(870)
Total	$3,914	$(32,468)		$1,451	$(25,315)

There were no amounts recognized in income related to the ineffective portion of cash flow hedges designated as hedging instruments during the twenty-six weeks ended July 29, 2012 and July 31, 2011.

A net gain in AOCI on foreign currency forward exchange contracts at July 29, 2012 of $11,397 is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at July 29, 2012 of $4,049 is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange contracts that were not designated as hedging instruments:

	(Loss) Gain Recognized in Income
Thirteen Weeks Ended	Location	7/29/12	7/31/11

Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$(190)	$202
Foreign currency forward exchange contracts (intercompany loans)	Selling, general and administrative expenses	(1,224)	—

Twenty-Six Weeks Ended	Location	7/29/12	7/31/11

Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$679	$258
Foreign currency forward exchange contracts (intercompany loans)	Selling, general and administrative expenses	(1,224)	—

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of July 29, 2012.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	July 29, 2012				January 29, 2012				July 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$18,828	N/A	$18,828	N/A	$13,581	N/A	$13,581	N/A	$215	N/A	$215
Interest rate contracts	N/A	45	N/A	45	N/A	211	N/A	211	N/A	301	N/A	301
Total Assets	N/A	$18,873	N/A	$18,873	N/A	$13,792	N/A	$13,792	N/A	$516	N/A	$516

Liabilities:
Foreign currency forward exchange contracts	N/A	$1,515	N/A	$1,515	N/A	$2,855	N/A	$2,855	N/A	$21,396	N/A	$21,396
Interest rate contracts	N/A	6,729	N/A	6,729	N/A	7,907	N/A	7,907	N/A	7,935	N/A	7,935
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$9,021	9,021	N/A	N/A	$9,559	9,559	N/A	N/A	N/A	N/A
Total Liabilities	N/A	$8,244	$9,021	$17,265	N/A	$10,762	$9,559	$20,321	N/A	$29,331	N/A	$29,331

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

In relation to the reacquisition of the rights in India to the Tommy Hilfiger trademarks during 2011, the Company is required to make annual contingent purchase price payments based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25,000 aggregate maximum and are due within 60 days following each one year period. The first one year period commenced on July 1, 2011. During the third quarter of 2012, the Company made a contingent purchase price payment of $185 for the first one year period. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such contingent purchase price payments was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, changes in the fair value are included within selling, general and administrative expenses.

The following table presents the change in the Level 3 contingent purchase price payment liability for the twenty-six weeks ended July 29, 2012:

Balance as of January 29, 2012	$9,559
Payments	—
Adjustments included in earnings	(538)
Balance as of July 29, 2012	$9,021

Additional information with respect to assumptions used to value the contingent purchase price payment liability is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	36.0%
Approximate discount rate	20.0%

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

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment and other long-lived assets) during the twenty-six weeks ended July 29, 2012 and the twenty-six weeks ended July 31, 2011, and the total impairments recorded as a result of the remeasurement process:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Fair Value As Of Impairment Date	Total Impairments

Twenty-six weeks ended 7/29/12	N/A	N/A	$—	$—	$259
Twenty-six weeks ended 7/31/11	N/A	N/A	$—	$—	$1,062

Long-lived assets with a carrying amount of $259 were written down to a fair value of zero during the twenty-six weeks ended July 29, 2012 in connection with the exit of a facility as part of the Company’s integration of Tommy Hilfiger. Such assets were deemed to have no future use or economic benefit based on the Company’s analysis using market participant assumptions, and therefore no expected future cash flows.

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

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of July 29, 2012 and July 31, 2011 were as follows:

	7/29/12		7/31/11
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$261,986	$261,986	$287,691	$287,691
Short-term borrowings	52,791	52,791	13,006	13,006
Long-term debt (including portion classified as current)	1,803,485	1,886,289	2,141,878	2,191,572

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

Through July 29, 2012, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Net income for the twenty-six weeks ended July 29, 2012 and July 31, 2011 included $18,891 and $20,650, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the twenty-six weeks ended July 29, 2012 and July 31, 2011:

	Twenty-Six Weeks Ended
	7/29/12	7/31/11
Weighted average risk‑free interest rate	1.20%	2.62%
Weighted average expected option term (in years)	6.25	6.25
Weighted average expected volatility	45.16%	44.35%
Expected annual dividends per share	$0.15	$0.15
Weighted average estimated fair value per option	$40.59	$29.81

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Service-based stock option activity for the twenty-six weeks ended July 29, 2012 was as follows:

	Options	Weighted Average Price Per Option
Outstanding at January 29, 2012	2,189	$37.77
Granted	187	91.88
Exercised	149	28.32
Cancelled	7	41.92
Outstanding at July 29, 2012	2,220	$42.96
Exercisable at July 29, 2012	1,530	$36.65

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

RSU activity for the twenty-six weeks ended July 29, 2012 was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2012	820	$48.28
Granted	185	89.33
Vested	306	42.40
Cancelled	10	57.04
Non-vested at July 29, 2012	689	$61.81

The Company granted restricted stock to certain of Tommy Hilfiger’s management employees in connection with the Company’s acquisition of Tommy Hilfiger on May 6, 2010. The restricted stock was not subject to the 2006 Plan but its grant was approved by the Company’s Board of Directors. The shares of restricted stock were registered in the names of each such employee and were held in a third-party escrow account until they vested, at which time the stock was delivered to the applicable employee. All such restricted stock was vested as of July 29, 2012.

The fair value of restricted stock was equal to the closing price of the Company’s common stock on May 6, 2010 and was expensed, net of forfeitures, on a straight-line basis over the restricted stock’s vesting period.

Restricted stock activity for the twenty-six weeks ended July 29, 2012 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2012	333	$60.41
Granted	—	—
Vested	333	60.41
Cancelled	—	—
Non-vested at July 29, 2012	—	$—

The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during 2012 subject to a performance period of two years and a service period of three years. The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during 2011 subject to a performance period of two years. The Company granted contingently issuable performance share awards to all of the Company’s senior executives (other than senior executives of Tommy Hilfiger) on May 6, 2010 subject to a performance period of three years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity for the awards granted in the first quarter of 2012 and 2011 and earnings per share growth for the awards granted in 2010 and the third quarter of 2011 during the applicable performance cycle. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to the performance conditions being met.

Performance share activity for the twenty-six weeks ended July 29, 2012 was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2012	590	$53.96
Granted	96	88.52
Vested	—	—
Cancelled	8	50.73
Non-vested at July 29, 2012	678	$58.86

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the twenty-six weeks ended July 29, 2012 and July 31, 2011 were $12,606 and $7,805, respectively. Of those amounts, $7,082 and $4,238, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

11. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock Issuance and Conversion

On May 6, 2010, the Company completed the sale of an aggregate of 8 shares of Series A convertible preferred stock, par value $100.00 per share, for an aggregate gross purchase price of $200,000 and for net proceeds of $188,595 after related fees and expenses. The Series A convertible preferred stock has a liquidation preference of $25,000 per share and is convertible at a price of $47.74. The conversion price was established in a definitive agreement, which formed a binding commitment with the preferred stockholders in March 2010, and is subject to equitable adjustment in the event of the Company taking certain actions, including stock splits, stock dividends, mergers, consolidations or other capital reorganizations. The Series A convertible preferred stock is not subject to mandatory redemption nor is it redeemable, in whole or in part, by the Company at its option or that of any holder. The holders of the Series A convertible preferred stock are entitled to vote and participate in dividends with the holders of the Company’s common stock on an as-converted basis.

The Series A convertible preferred stock was initially convertible into 4,189 shares of common stock. During the first quarter of 2012, one of the holders of Series A convertible preferred stock converted an aggregate of $94,297 of the Series A convertible preferred stock, or 4 shares, into 2,095 shares of the Company’s common stock.

12. ACTIVITY EXIT COSTS

Tommy Hilfiger Integration and Exit Costs

In connection with the Company’s acquisition of Tommy Hilfiger and the related integration, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, inventory liquidations and lease/contract terminations, including costs associated with the exit of certain Tommy Hilfiger product categories. Such costs were as follows:

	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 7/29/12	Incurred During the Twenty-Six Weeks Ended 7/29/12	Cumulative Incurred to Date
Severance, termination benefits and other costs	$32,887	$517	$679	$32,887
Long-lived asset impairments	11,276	259	259	11,276
Inventory liquidation costs	10,210	—	—	10,210
Lease/contract termination and related costs	30,701	490	1,074	28,701
Total	$85,074	$1,266	$2,012	$83,074

The charges incurred during the twenty-six weeks ended July 29, 2012 and the remaining costs expected to be incurred relate principally to corporate expenses not allocated to any reportable segment.

Liabilities for severance and termination benefits and lease/contract termination costs recorded in connection with the acquisition and integration of Tommy Hilfiger were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/29/12	Costs Incurred During the Twenty-Six Weeks Ended 7/29/12	Costs Paid During the Twenty-Six Weeks Ended 7/29/12	Liability at 7/29/12
Severance, termination benefits and other costs	$4,305	$679	$3,302	$1,682
Lease/contract termination and related costs	4,492	1,074	2,715	2,851
Total	$8,797	$1,753	$6,017	$4,533

Costs Related to Exit from Timberland Men’s and Izod Women’s Businesses

The Company negotiated during the second quarter of 2011 an early termination of its license to market sportswear under the Timberland brand. The termination was completed in the second quarter of 2012. In connection with this termination, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, contract termination and other costs. All expected costs related to this termination were incurred during 2011.

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

Liabilities for severance and termination benefits and contract termination costs recorded in connection with the Company’s early termination of the license to market sportswear under the Timberland brand and exit from the Izod women’s wholesale sportswear business were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/29/12	Costs Incurred During the Twenty-Six Weeks Ended 7/29/12	Costs Paid During the Twenty-Six Weeks Ended 7/29/12	Liability at 7/29/12
Severance, termination benefits and other costs	$1,310	$—	$578	$732
Lease/contract termination and related costs	5,029	—	5,029	—
Total	$6,339	$—	$5,607	$732

13. NET INCOME PER COMMON SHARE

The Company utilizes the two-class method of calculating basic net income per common share, as holders of the Company’s Series A convertible preferred stock participate in dividends with holders of the Company’s common stock. Net losses are not allocated to holders of the Series A convertible preferred stock.

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/29/12	7/31/11	7/29/12	7/31/11

Net income	$87,702	$66,729	$180,816	$124,396
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	—	—	(209)	(314)
Allocation of income to Series A convertible preferred stock	(2,529)	(3,920)	(6,760)	(7,008)
Net income available to common stockholders for basic net income per common share	85,173	62,809	173,847	117,074
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	—	—	209	314
Allocation of income to Series A convertible preferred stock	2,529	3,920	6,760	7,008
Net income available to common stockholders for diluted net income per common share	$87,702	$66,729	$180,816	$124,396

Weighted average common shares outstanding for basic net income per common share	70,403	67,129	69,471	66,964
Weighted average impact of dilutive securities	1,105	1,551	1,346	1,578
Weighted average impact of assumed convertible preferred stock conversion	2,095	4,189	2,785	4,189
Total shares for diluted net income per common share	73,603	72,869	73,602	72,731

Basic net income per common share	$1.21	$0.94	$2.50	$1.75

Diluted net income per common share	$1.19	$0.92	$2.46	$1.71

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/29/12	7/31/11	7/29/12	7/31/11

Weighted average potentially dilutive securities	466	396	360	320

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of July 29, 2012 and July 31, 2011 and, therefore, were excluded from the calculation of diluted net income per common share for the twenty-six weeks ended July 29, 2012 and July 31, 2011. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 678 and 657 as of July 29, 2012 and July 31, 2011, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities.

14. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the twenty-six weeks ended July 29, 2012 and July 31, 2011, the Company recorded increases to goodwill of $22,226 and $22,157, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the twenty-six weeks ended July 29, 2012 and July 31, 2011, the Company paid $25,749 and $25,305, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the first quarter of 2012, one of the holders of the Company’s Series A convertible preferred stock converted an aggregate of 4 shares into 2,095 shares of the Company’s common stock, resulting in a decrease in Series A convertible preferred stock of $94,297, an increase in common stock of $2,095, and an increase in additional paid in capital of $92,202. Please see Note 11, “Stockholders’ Equity.”

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

Heritage Brand Wholesale Dress Furnishings segment - This segment consists of the Company’s heritage brand wholesale dress furnishings division. This segment derives revenue primarily from marketing both dress shirts and neckwear in North America under the brand names Van Heusen, ARROW, IZOD, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, DKNY and MICHAEL Michael Kors, as well as dress shirts under the brand names Geoffrey Beene and CHAPS. The Company markets these dress shirt and neckwear brands, as well as certain other owned and licensed brands and various private label brands, primarily to department, mid-tier department and specialty stores.

Heritage Brand Wholesale Sportswear segment - The Company aggregates the results of its heritage brand wholesale sportswear divisions into the Heritage Brand Wholesale Sportswear segment. This segment derives revenue primarily from marketing in North America men’s sportswear under the brand names Van Heusen, IZOD and ARROW to department, mid-tier department and specialty stores. This segment also derives revenue from marketing women’s sportswear under the brand name IZOD. The company will be exiting the Izod women’s wholesale sportswear business in the third quarter of 2012. Through the second quarter of 2012, this segment also derived revenue from marketing men’s sportswear under the brand name Timberland.

Heritage Brand Retail segment - The Company aggregates the results of its three heritage brand retail divisions into the Heritage Brand Retail segment. This segment derives revenue principally from operating retail stores, primarily in outlet centers in North America, which sell apparel, footwear, accessories and related products under the brand names Van Heusen, IZOD, Bass and G.H. Bass & Co.

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

Tommy Hilfiger North America segment - The Company aggregates the results of its Tommy Hilfiger wholesale and retail divisions in North America into the Tommy Hilfiger North America segment. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale in North America, primarily to department stores; and (ii) operating retail stores and an e-commerce website in and for North America, which sell Tommy Hilfiger branded apparel, accessories and related products.

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

Other (Calvin Klein Apparel) segment - The Company aggregates the results of its Calvin Klein apparel divisions into the Other (Calvin Klein Apparel) segment. This segment derives revenue principally in North America from the Company’s marketing at wholesale of apparel and related products under the brand name Calvin Klein, primarily to department, mid-tier department and specialty stores, and at retail through the Company’s e-commerce website and Calvin Klein retail stores, which are primarily located in outlet centers.

The following tables present summarized information by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/29/12	7/31/11	7/29/12	7/31/11
Revenue – Heritage Brand Wholesale Dress Furnishings
Net sales	$105,567	$123,771	$225,453	$258,460
Royalty revenue	1,315	1,468	2,832	2,953
Advertising and other revenue	830	414	1,537	818
Total	107,712	125,653	229,822	262,231

Revenue – Heritage Brand Wholesale Sportswear
Net sales	77,933	96,107	212,165	231,561
Royalty revenue	2,544	2,707	5,007	5,148
Advertising and other revenue	359	475	820	881
Total	80,836	99,289	217,992	237,590

Revenue – Heritage Brand Retail
Net sales	173,473	175,212	307,655	306,889
Royalty revenue	1,229	1,239	2,432	2,537
Advertising and other revenue	236	277	507	518
Total	174,938	176,728	310,594	309,944

Revenue – Calvin Klein Licensing
Net sales	8,979	7,993	17,223	15,435
Royalty revenue	59,246	57,555	124,719	122,439
Advertising and other revenue	29,315	25,441	54,242	52,330
Total	97,540	90,989	196,184	190,204

Revenue – Tommy Hilfiger North America
Net sales	324,482	293,760	623,462	561,397
Royalty revenue	5,101	4,260	9,625	7,121
Advertising and other revenue	2,285	2,005	3,972	3,291
Total	331,868	300,025	637,059	571,809

Revenue – Tommy Hilfiger International
Net sales	375,495	381,976	829,345	815,632
Royalty revenue	13,078	9,790	23,358	18,813
Advertising and other revenue	1,465	1,083	2,509	2,063
Total	390,038	392,849	855,212	836,508

Revenue – Other (Calvin Klein Apparel)
Net sales	153,691	148,911	317,166	295,342
Total	153,691	148,911	317,166	295,342

Total Revenue
Net sales	1,219,620	1,227,730	2,532,469	2,484,716
Royalty revenue	82,513	77,019	167,973	159,011
Advertising and other revenue	34,490	29,695	63,587	59,901
Total	$1,336,623	$1,334,444	$2,764,029	$2,703,628

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	7/29/12		7/31/11	(8)	7/29/12		7/31/11	(8)
Income before interest and taxes – Heritage Brand Wholesale Dress Furnishings	$9,640		$14,284		$18,556		$34,935

Income (loss) before interest and taxes – Heritage Brand Wholesale Sportswear	4,203		(5,204)	(4)	15,573		9,067	(4)

Income before interest and taxes – Heritage Brand Retail	9,358		15,188		6,814		19,689

Income before interest and taxes – Calvin Klein Licensing	45,314		43,941		86,058		78,591

Income before interest and taxes – Tommy Hilfiger North America	52,693		31,426	(5)	81,627	(3)	19,215	(6)

Income before interest and taxes – Tommy Hilfiger International	41,113	(2)	37,673		114,593	(3)	116,655	(6)

Income before interest and taxes – Other (Calvin Klein Apparel)	14,913		22,114		32,511		43,057

Loss before interest and taxes – Corporate(1)	(27,576)	(2)	(25,943)	(5)	(53,826)	(3)	(67,286)	(6) (7)

Income before interest and taxes	$149,658		$133,479		$301,906		$253,923

(1)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s defined benefit pension plans.

(2)
Income (loss) before interest and taxes for the thirteen weeks ended July 29, 2012 includes costs of $4,541 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $3,497 in Tommy Hilfiger International and $1,044 in corporate expenses not allocated to any reportable segments.

(3)
Income (loss) before interest and taxes for the twenty-six weeks ended July 29, 2012 includes costs of $7,857 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $379 in Tommy Hilfiger North America; $3,497 in Tommy Hilfiger International; and $3,981 in corporate expenses not allocated to any reportable segments.

(4)
(Loss) income before interest and taxes for the thirteen and twenty-six weeks ended July 31, 2011 includes costs of $6,650 related to the Company’s negotiated early termination of its license to market sportswear under the Timberland brand.

(5)
Income (loss) before interest and taxes for the thirteen weeks ended July 31, 2011 includes costs of $11,226 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $6,651 in Tommy Hilfiger North America and $4,575 in corporate expenses not allocated to any reportable segments.

(6)
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

(7)
Loss before interest and taxes for the twenty-six weeks ended July 31, 2011 includes costs of $16,233 associated with the Company’s modification of its senior secured credit facility. Please refer to Note 6, “Debt,” for a further discussion.

(8)
In the fourth quarter of 2011, the Company changed the way actuarial gains and losses from its defined benefit pension plans are allocated to its reportable segments. Actuarial gains and losses are now included as part of corporate expenses and are not allocated to any reportable segment. Prior periods have been restated in order to present that information on a basis consistent with the current year.

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

16. GUARANTEES

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of July 29, 2012 is $500. The guarantee expires on January 31, 2013.

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of July 29, 2012 is approximately $3,800, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,350 as of July 29, 2012, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

17. RECENT ACCOUNTING GUIDANCE

The FASB issued in May 2011 guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. The Company adopted this guidance prospectively beginning in 2012 and such adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

The FASB issued in September 2011 guidance that is intended to reduce the cost and complexity of the goodwill impairment test by providing an entity with the option to first assess qualitatively whether it is necessary to perform the two-step impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance became effective for the Company in the first quarter of 2012. The Company did not perform goodwill impairment tests during the twenty-six weeks ended July 29, 2012 and does not expect the guidance to have a material impact on the Company’s consolidated results of operations or financial position when such tests are performed.

The FASB issued in July 2012 guidance that is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for the Company in the first quarter of 2013, with earlier application permitted. The Company did not early adopt this standard and does not expect the adoption to have a material impact on the Company’s consolidated results of operations or financial position.

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

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in the immediately preceding item of this report.

We are one of the largest apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including our own brands - Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW and Bass and our licensed brands - Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Sean John, CHAPS, Donald J. Trump Signature Collection, JOE Joseph Abboud and DKNY, as well as certain other owned, licensed and private label brands.

Our business strategy is to manage and market a portfolio of nationally and internationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. Our internationally renowned designer brands, Calvin Klein and Tommy Hilfiger, offer additional geographic distribution channel and price point opportunities as compared to our heritage brands, while remaining consistent with our historical areas of established expertise: dress shirts, sportswear and outlet retailing.

A significant portion of our total income is derived from international sources. We acquired Calvin Klein in 2003 and have successfully pursued growth opportunities through disciplined extension of the Calvin Klein brands by launching our outlet retail and men’s sportswear operations in North America and by licensing the brands for additional product categories and geographic areas. We believe that we can also successfully capitalize on growth opportunities for the Tommy Hilfiger brands. The acquisition of Tommy Hilfiger has established an international platform for us in Europe that is a strategic complement to our strong North American presence and provides us with the resources and expertise needed to grow our brands and businesses internationally. We have recently exercised our rights to reacquire the existing license agreements held by affiliates of The Warnaco Group, Inc. for the distribution and sale of bridge apparel and accessories and the operation of bridge retail stores in Europe, which are currently operated under the ck Calvin Klein brand. We will commence sales in this channel in Europe in Fall 2013. We believe that this represents a significant opportunity to invest in the global potential of the Calvin Klein brand, as we plan to leverage Tommy Hilfiger’s established European platform to accelerate the growth of this business.

We incurred indebtedness of approximately $2.5 billion in order to fund the Tommy Hilfiger acquisition. We have strengthened and plan to continue to strengthen our balance sheet through deleveraging and effective working capital management. We made approximately $90 million in term loan payments during the first half of 2012, for a total of approximately $790 million in term loan payments since the closing of the Tommy Hilfiger acquisition. The majority of these payments were ahead of schedule. We believe that our persistent focus on and enhancement of our business strategies and our balance sheet strength will allow us to continue to invest in our businesses and capitalize on opportunities for future growth.

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

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 77% of total royalty, advertising and other revenue in the first half of 2012, is derived across various regions under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings, offered under our Calvin Klein brands.

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

We completed the acquisition of Tommy Hilfiger in the second quarter of 2010. We incurred pre-tax charges of $41.7 million in the first half of 2011 in connection with the integration of Tommy Hilfiger and the related restructuring. We incurred pre-tax charges of $7.9 million during the first half of 2012 and expect to incur additional pre-tax charges of approximately $7 million during the remainder of 2012 in connection with the continued integration and the related restructuring.

We amended and restated our senior secured credit facility in the first quarter of 2011. We recorded debt modification costs of $16.2 million in connection with this transaction. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

In 2011, we announced we would be exiting in 2012 our licensed Timberland wholesale men’s sportswear business and our wholesale women’s sportswear business under our IZOD trademark. We incurred pre-tax charges of $6.7 million in the second quarter of 2011 in connection with the negotiated early termination of our license to market sportswear under the Timberland brand.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 29, 2012 Compared With Thirteen Weeks Ended July 31, 2011

Total Revenue

Net sales in the second quarter of 2012 of $1.220 billion decreased 1% as compared to $1.228 billion in the second quarter of the prior year, inclusive of a negative impact of $56 million, or 4%, of which $41 million is attributable to foreign currency translation and $15 million is attributable to the exit from the Izod women’s and Timberland sportswear businesses. The decrease in net sales of $8.1 million was due principally to the net effect of the following items:

•
The aggregate reduction of $38.1 million of net sales attributable to our Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear and Heritage Brand Retail segments. Comparable store sales in the Heritage Brand retail segment were relatively flat compared to the prior year period, while the Heritage Brand Wholesale Dress Furnishings and Heritage Brand Wholesale Sportswear segments experienced a combined 17% decrease, comprised principally of the $15 million negative impact of the exited sportswear businesses and a reduction in dress furnishings sales to a mid-tier department store retailer.

•
The aggregate addition of $24.2 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. The revenue increase was due principally to retail comparable store sales growth of 11% in North America, European retail comparable store sales growth of 15% and European wholesale growth of 9%, partially offset by weakness in Japan, where we are currently in the process of strategically repositioning and investing in the brand, and a negative impact of $39 million related to foreign currency translation.

•
The addition of $4.8 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, as our North American Calvin Klein outlet retail business posted a 5% increase in comparable store sales.

Royalty, advertising and other revenue in the second quarter of 2012 increased by $10.3 million to $117.0 million as compared to $106.7 million in the prior year’s second quarter. Royalty revenue within the Calvin Klein Licensing segment increased 3%, including the negative impact of 3% related to foreign currency translation. This increase was driven by strong performance globally in fragrance, women’s sportswear, dresses, footwear and handbags, which was partially offset by a 10% decline in royalty revenue related to our global jeans and underwear licensee. Tommy Hilfiger royalty revenue increased by $4.1 million compared to the prior year’s second quarter, due principally to strong performance in fragrance, watches, footwear and eyewear and growth in Latin America and India. Advertising and other revenue increased $4.8 million compared to the prior year’s second quarter.

Gross Profit on Total Revenue

Gross profit on total revenue in the second quarter of 2012 was $742.7 million, or 55.6% of total revenue, compared with $724.1 million, or 54.3% of total revenue in the second quarter of the prior year. This 130 basis point increase was primarily due to our mix of business, as we experienced faster growth in our higher-margin Tommy Hilfiger and Calvin Klein businesses, while exiting the lower-margin Izod women’s and Timberland wholesale sportswear businesses. In addition, our Tommy Hilfiger North America and Tommy Hilfiger International segments experienced increases in gross profit as a percentage of revenue resulting from an increase in average unit retail selling prices globally.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the second quarter of 2012 were $592.9 million, or 44.4% of total revenue, as compared to $590.7 million, or 44.3% of total revenue, in the second quarter of the prior year. The 10 basis point increase in SG&A expenses as a percentage of total revenue was due to an increase in pension expense due, in large part, to a decrease in discount rates and a shift into the second quarter of approximately $10 million in advertising expenses for the Calvin Klein business, almost entirely offset by a decrease in integration and restructuring costs.

Equity in (Loss) Income of Unconsolidated Affiliates (China and India Joint Ventures)

The equity in (loss) income of unconsolidated affiliates of $(74) thousand during the second quarter of 2012 related to our share of the net loss from our joint ventures in China and India for the Tommy Hilfiger brand, which are accounted for under the equity method of accounting. Please refer to the section entitled “Investments in Unconsolidated Affiliates (China and India Joint Ventures)” under the heading “Liquidity and Capital Resources” below for a further discussion.

Interest Expense and Interest Income

Interest expense decreased to $28.6 million in the second quarter of 2012 from $31.8 million in the second quarter of the prior year principally as a result of payments we made on our term loans during the prior twelve months. Interest income of $0.2 million in the second quarter of 2012 was relatively flat as compared to the prior year’s second quarter amount of $0.4 million.

Income Taxes

The effective income tax rates for the second quarters of 2012 and 2011 were 27.7% and 34.6%, respectively.
The effective income tax rate for the second quarter of 2012 was lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, as well as the continuation of tax synergies resulting from the Tommy Hilfiger acquisition, partially offset by state and local taxes.
The effective income tax rate for the second quarter of 2011 was slightly lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, largely offset by state and local taxes and foreign earnings taxed in the United States.
Twenty-Six Weeks Ended July 29, 2012 Compared With Twenty-Six Weeks Ended July 31, 2011

Total Revenue

Net sales in the twenty-six weeks ended July 29, 2012 increased to $2.532 billion as compared to $2.485 billion in the twenty-six week period of the prior year, inclusive of a negative impact of $76 million, or 3%, of which $61 million is attributable to foreign currency translation and $15 million is attributable to the exit from the Izod women’s and Timberland sportswear businesses. The increase of $47.8 million was due principally to the net effect of the following items:

•
The aggregate addition of $75.8 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments, due principally to retail comparable store sales growth of 13% in North America and 11% in Europe, combined with growth of 9% in the European wholesale business, partially offset by weakness in Japan, where we are currently in the process of strategically repositioning and investing in the brand, and a negative impact of $59 million related to foreign currency translation.

•
The addition of $21.8 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, as the Company’s Calvin Klein outlet retail business posted a 7% increase in comparable store sales.

•
The aggregate reduction of $51.6 million of net sales attributable to our Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear and Heritage Brand Retail segments. Comparable store sales in the Heritage Brand retail segment remained relatively flat as compared to the prior year period, while the Heritage Brand Wholesale Dress Furnishings and Heritage Brand Wholesale Sportswear segments experienced an 11% decrease, comprised principally of the $15 million negative impact of the exited sportswear businesses and a reduction in dress furnishings sales to a mid-tier department store retailer.

Royalty, advertising and other revenue in the twenty-six weeks ended July 29, 2012 was $231.6 million as compared to $218.9 million in the prior year’s twenty-six week period. Of the $12.6 million increase, $7.0 million was attributable to Tommy Hilfiger royalty revenue, due principally to strong performance in footwear, watches, eyewear and fragrance and growth in India. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased by 2% compared to the prior year’s twenty-six week period, including a negative impact of 2% related to foreign currency translation. The growth in Calvin Klein royalty revenue was driven by strong performance globally in fragrance, women’s sportswear, dresses, footwear and handbags, which was partially offset by a 7% decline in royalty revenue related to our global jeans and underwear licensee. Advertising and other revenue increased by $3.7 million in the first half of 2012 as compared to the prior year’s first half.

Our revenue for the full year 2012 is expected to increase 1% to 2% as compared to $5.891 billion in 2011. This includes a negative revenue impact of approximately 4%, of which approximately $150 million is attributable to projected foreign currency translation and approximately $100 million is attributable to the exit from the Izod women’s and Timberland wholesale sportswear businesses. Revenue for the Tommy Hilfiger business is expected to increase 2% to 3% as compared to $3.051 billion in 2011, including the negative impact of approximately 5% due to projected foreign currency translation. Revenue for the Calvin Klein business is expected to grow 6% to 7% as compared to $1.065 billion in 2011. Calvin Klein royalty revenue is expected to be negatively impacted by foreign currency translation, the upcoming reacquisition of the ck Calvin Klein European apparel, accessories and retail store licenses and the ongoing challenging business for the jeans and underwear product categories in Europe and the United States. Revenue for our Heritage Brand businesses is expected to decrease 4% to 5% as compared to $1.775 billion in 2011, including the negative impact of approximately 6% due to the previously mentioned exited sportswear businesses.

Gross Profit on Total Revenue

Gross profit on total revenue in the twenty-six weeks ended July 29, 2012 was $1.499 billion, or 54.3% of total revenue, compared with $1.453 billion, or 53.7% of total revenue in the twenty-six week period of the prior year. The 60 basis point increase was primarily due to our mix of business as we experienced faster growth in our higher-margin Tommy Hilfiger and Calvin Klein businesses while exiting the lower-margin Izod women’s and Timberland wholesale sportswear businesses. In addition, our Tommy Hilfiger North America and Tommy Hilfiger International segments experienced increases in gross profit as a percentage of revenue resulting from an increase in average unit retail selling prices globally.

We currently expect that our gross profit as a percentage of total revenue for the full year 2012 will increase by approximately 150 basis points as compared to 2011. We expect that the 60 basis point increase in gross profit as a percentage of total revenue realized in the first half of 2012 will accelerate as product cost increases that negatively impacted the first half of 2012 will abate in the second half of the year. We also expect our Tommy Hilfiger and Calvin Klein businesses, which have higher gross margin percentages than our Heritage Brand businesses, to increase as a percentage of our total revenue. Furthermore, the exit from the Izod women’s and Timberland wholesale sportswear businesses, both of which had low gross margin percentages and underperformed in 2011, should increase our overall margin.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the twenty-six weeks ended July 29, 2012 were $1.199 billion, or 43.4% of total revenue, as compared to $1.183 billion, or 43.7% of total revenue, in the twenty-six week period of the prior year. The 30 basis point decrease in SG&A expenses as a percentage of total revenue was due primarily to a decrease in integration and restructuring costs, partially offset by an increase in pension expense due, in large part, to a decrease in discount rates.

We currently expect that our SG&A expenses as a percentage of total revenue for the full year 2012 will decrease by approximately 50 basis points as compared to 2011. This decrease is principally due to a 130 basis point reduction driven by reduced integration and restructuring costs associated with Tommy Hilfiger and the absence of certain costs incurred in 2011, including the termination of our Timberland license, our exit from the Izod women’s wholesale sportswear business and the settlement expense associated with our reacquisition of the rights in India to the Tommy Hilfiger trademarks (please refer to the section entitled “Tommy Hilfiger India Perpetually Licensed Rights Reacquisition” under the heading “Liquidity and Capital Resources” below for a further discussion). Partially offsetting this decrease is an expected increase in pension expense due in large part to a decrease in discount rates.

Debt Modification Costs

We incurred costs totaling $16.2 million during the first quarter of 2011 in connection with the modification of our senior secured credit facility. Please refer to the section entitled “Senior Secured Credit Facility” under the heading “Liquidity and Capital Resources” below for a discussion of this transaction.

Equity in Income of Unconsolidated Affiliates (China and India Joint Ventures)

The equity in income of unconsolidated affiliates of $1.9 million during the twenty-six weeks ended July 29, 2012 related to our share of income from our joint ventures in China and India for the Tommy Hilfiger brand, which are accounted for under the equity method of accounting. Please refer to the section entitled “Investments in Unconsolidated Affiliates (China and India Joint Ventures)” within “Liquidity and Capital Resources” below for a further discussion.

Interest Expense and Interest Income

Interest expense decreased to $58.1 million in the twenty-six weeks ended July 29, 2012 from $65.2 million in the twenty-six week period of the prior year principally as a result of payments we made on our term loans during the prior twelve months. Interest income of $0.5 million in the first half of 2012 was relatively flat to the prior year’s first half amount of $0.7 million.

Net interest expense for the full year 2012 is currently expected to decrease to a range of $115 million to $117 million from $128.1 million in 2011, principally as a result of the impact of payments we made on our term loans in 2011 and the first half of 2012, combined with additional payments we expect to make in the remainder of 2012. We currently plan on making approximately $210 million of additional payments on our term loans during the remainder of 2012, the majority of which will be voluntary.

Income Taxes

The income tax rates for the twenty-six weeks ended July 29, 2012 and July 31, 2011 were 26.0% and 34.3%, respectively.

The income tax rate for the twenty-six weeks ended July 29, 2012 was lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, as well as the continuation of tax synergies resulting from the Tommy Hilfiger acquisition, partially offset by state and local taxes.

The income tax rate for the twenty-six weeks ended July 31, 2011 was slightly lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, largely offset by state and local taxes and foreign earnings taxed in the United States.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash increased $28.8 million during the first half of 2012, which is net of $89.7 million of term loan payments. Cash flow for the full year 2012 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of term loan payments we make in 2012.

Operations

Cash provided by operating activities was $207.3 million in the first half of 2012, as compared with $141.0 million in the first half of 2011. This variance was due primarily to an increase in net income as compared to the prior year’s first half.

Investments in Unconsolidated Affiliates (China and India Joint Ventures)

We formed a joint venture in China, in which we own a 45% equity interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the licensee in 2011. We made funding payments with respect to our 45% interest totaling $14.9 million in the first half of 2011.

We completed a $30.0 million acquisition in the third quarter of 2011 from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM International Limited (“GVM”), of a 50% equity interest in a company that has been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories in the region.

Reacquisition of Tommy Hilfiger Tailored Apparel License

We entered into agreements during 2011 to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership will be effective December 31, 2012. Under these agreements, we made a payment of $9.6 million (based on the applicable exchange rate in effect on the payment date) to the licensee during the fourth quarter of 2011 and are required to make an additional payment of €19.0 million (or approximately $23 million based on exchange rates in effect on July 29, 2012) to the licensee in the fourth quarter of 2012.

Tommy Hilfiger India Perpetually Licensed Rights Reacquisition

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM. We paid $25.0 million during the third quarter of 2011 as consideration for the transaction. In addition, we are required to make annual contingent purchase price payments based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one year period. The first one year period commenced on July 1, 2011. During the third quarter of 2012, we made a contingent purchase price payment of $0.2 million for the first one year period.

Capital Expenditures

Our capital expenditures in the first half of 2012 were $81.7 million compared to $73.9 million in the first half of 2011. We currently expect capital expenditures for the full year 2012 to be approximately $250 million.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $25.7 million in the first half of 2012. We currently expect that such payments will be approximately $55 million for the full year 2012.

Series A Convertible Preferred Stock

On May 6, 2010, we sold an aggregate of 8,000 shares of Series A convertible preferred stock, par value $100.00 per share, for an aggregate gross purchase price of $200.0 million. The Series A convertible preferred stock has a liquidation preference of $25,000 per share and is convertible at a price of $47.74. The conversion price was established in a definitive agreement, which formed a binding commitment with the preferred stockholders in March 2010, and is subject to equitable adjustment in the event of us taking certain actions, including stock splits, stock dividends, mergers, consolidations or other capital reorganizations. The Series A convertible preferred stock is not subject to mandatory redemption nor is it redeemable, in whole or in part, by us at our option or that of any holder. The holders of the Series A convertible preferred stock are entitled to vote and participate in dividends with the holders of our common stock on an as-converted basis.

The Series A convertible preferred stock was initially convertible into 4.2 million shares of common stock. During the first quarter of 2012, one of the holders of the Series A convertible preferred stock converted an aggregate of $94.3 million of the Series A convertible preferred stock, or 4,000 shares, into 2.1 million shares of our common stock.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Our Series A convertible preferred stock participates in common stock dividends on an as-converted basis. Dividends on common and preferred stock totaled $5.5 million in the first half of 2012.

We currently project that cash dividends on our common stock for the full year 2012 will be approximately $11 million based on our current dividend rate, the number of shares of our common and preferred stock outstanding as of July 29, 2012 and our estimates of stock to be issued during the remainder of 2012 under our stock incentive plans.

Financing Arrangements

Our capital structure was as follows:

(in millions)	July 29, 2012	January 29, 2012
Short-term borrowings	$52.8	$13.0
Current portion of long-term debt	88.0	70.0
Capital lease obligations	35.4	26.8
Long-term debt	1,715.5	1,832.9
Stockholders’ equity	2,781.2	2,715.4

In addition, we had $262.0 million and $233.2 million of cash and cash equivalents as of July 29, 2012 and January 29, 2012, respectively.

Short-Term Borrowings

One of our subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion ($12.8 million based on exchange rates in effect on July 29, 2012) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one-month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless we give notice of termination. The full amount of this facility was borrowed as of July 29, 2012. The weighted average interest rate on the funds borrowed at July 29, 2012 was 0.33%. The maximum amount of borrowings outstanding under this facility during the first half of 2012 was approximately $12.8 million.

In addition, we had $40.0 million of revolving credit borrowings outstanding under our senior secured credit facility to fund seasonal working capital needs as of July 29, 2012. Please see the section entitled “Senior Secured Credit Facility” below for a further discussion.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $5.7 million and $5.2 million during the first half of 2012 and the first half of 2011, respectively.

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

We made payments on our term loans of approximately $250 million during the first half of 2011, including a voluntary prepayment of approximately $150 million in connection with the closing of the amended facility in the first quarter of 2011. We paid $10.6 million of fees in cash in connection with the modification of our senior secured credit facility in the first quarter of 2011. We made payments on our term loans of approximately $90 million during the first half of 2012 for a total reduction of approximately $790 million of the amount of term loans initially borrowed at the time of the Tommy Hilfiger acquisition closing.

As of July 29, 2012, we had an aggregate of $1.104 billion of term loan borrowings under the amended facility outstanding (based on applicable exchange rates on July 29, 2012). The amended facility provides for approximately $440 million of revolving credit (based on applicable exchange rates on July 29, 2012), under which we had $40.0 million of revolving credit borrowings and $70.7 million of letters of credit outstanding as of July 29, 2012. The weighted average interest rate on the revolving credit borrowings as of July 29, 2012 was 4.75%. The maximum amount of revolving credit borrowings outstanding under this facility during the first half of 2012 was $110.0 million.

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

The current applicable margins are (a) in the case of the United States dollar-denominated term loan A facility, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.75%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.50% for adjusted Eurocurrency rate loans and 1.50% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.75%. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ended July 29, 2012 and each subsequent quarter, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on our leverage ratio.

During the second quarter of 2011, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632.0 million of our variable rate debt obligation under our United States dollar-denominated senior secured term loan A facility to fixed rate debt. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to $592.0 million as of July 29, 2012, and will continue to be reduced such that, based on our projections for future debt repayments, our outstanding debt under the facility is expected to always equal or exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and we will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, during the second quarter of 2011, we entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement has been designed with the intended effect of capping the interest rate on an initial notional amount of €165.9 million of our variable rate debt obligation under our Euro-denominated senior secured term loan A and B facilities. According to a pre-set schedule during the term of the cap agreement, the initial notional amount was reduced to €42.4 million as of July 29, 2012, and will continue to be adjusted such that our outstanding debt under the facilities is expected to always exceed the then-outstanding notional amount of the cap agreement. Under the terms of the agreement for the then-outstanding notional amount, the three-month Euro inter-bank borrowing rate (“EURIBOR”) that we will pay is capped at a rate of 2%. Therefore, the maximum amount of interest that we will pay on the then-outstanding notional amount will be at the 2% capped rate, plus the current applicable margin.

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

As of July 29, 2012, we were in compliance with all financial and non-financial covenants.

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

Due to the above factors, our operating results for the twenty-six weeks ended July 29, 2012 are not necessarily indicative of those for a full fiscal year.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2012. During the twenty-six weeks ended July 29, 2012, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 29, 2012.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of July 29, 2012, include cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap and cap agreements. Note 9, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of July 29, 2012. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at July 29, 2012, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.3 million annually. Due to the fact that certain of our debt is denominated in foreign currency, our interest expense is, and in the future will continue to be, impacted by fluctuations in exchange rates. Borrowings under the amended facility bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. As such, our amended facility also exposes us to market risk for changes in interest rates. During the second quarter of 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. Please refer to Note 6, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion. As of July 29, 2012, after taking into account the interest rate swap and cap agreements, approximately 75% of our total debt was at a fixed rate or at a variable rate that was capped, with the remainder at variable rates that were uncapped. Given our debt position and the Euro to United States dollar exchange rate at July 29, 2012, and the effect of the swap and cap agreements we entered into during the second quarter of 2011, the effect of a 10 basis point increase in interest rates on our interest expense would be approximately $0.1 million annually and the effect of a 5% increase in the exchange rate on our interest expense would be approximately $0.2 million annually.

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

In addition, we have exposure to changes in foreign currency exchange rates on certain intercompany loans. We currently use and plan to continue to use foreign currency forward exchange contracts to mitigate this exposure.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of July 29, 2012.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 30, 2012
May 27, 2012	28,412	$87.94	—	—

May 28, 2012
July 1, 2012	61,807	78.77	—	—

July 2, 2012
July 29, 2012	1,067	78.01	—	—

Total	91,286	$81.62	—	—

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the second quarter of 2012 in connection with the settlement of vested restricted stock units and restricted stock to satisfy tax withholding requirements.

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

+10.1	Schedule of Non-Management Directors’ Fees, effective June 21, 2012.

10.2	2006 Stock Incentive Plan, as amended through April 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 25, 2012).

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

**,+101.INS	XBRL Instance Document

**,+101.SCH	XBRL Taxonomy Extension Schema Document

**,+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**,+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**,+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**,+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PVH CORP.
Registrant

Dated:	September 6, 2012	/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit    Description

10.1	Schedule of Non-Management Directors’ Fees, effective June 21, 2012.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document