Form 10-Q
period 2012-10-28
PVH CORP. /DE/
filed 2012-11-28
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	October 28, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of November 19, 2012 was 70,646,029.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions, including, without limitation, statements relating to our proposed acquisition of The Warnaco Group, Inc. (“Warnaco”), are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our proposed acquisition of Warnaco is subject to conditions, which may not be satisfied, in which event the transaction may not close; (iii) in connection with the acquisition of Tommy Hilfiger B.V. and certain affiliated companies, we borrowed significant amounts, and in connection with the proposed acquisition of Warnaco, we intend to borrow additional significant amounts, may now or thereafter be considered to be highly leveraged, and use and will have to continue to use a significant portion of our cash flows to service such indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iv) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (v) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize benefits from Warnaco, if the acquisition is consummated; (vi) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost escalation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vii) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (viii) acquisitions and issues arising with acquisitions and proposed transactions, including, without limitation, the ability to integrate an acquired entity, such as Warnaco, into us with no substantial adverse affect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (ix) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (x) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	October 28,	January 29,	October 30,
	2012	2012	2011
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$276,630	$233,197	$159,981
Trade receivables, net of allowances for doubtful accounts of $17,437, $15,744 and $15,815	587,603	467,628	609,552
Other receivables	19,862	13,337	12,041
Inventories, net	855,359	809,009	841,928
Prepaid expenses	80,925	111,228	65,268
Other, including deferred taxes of $53,530, $53,645 and $68,761	91,740	104,836	103,720
Total Current Assets	1,912,119	1,739,235	1,792,490
Property, Plant and Equipment, net	519,863	458,891	436,286
Goodwill	1,855,195	1,822,475	1,884,699
Tradenames	2,288,513	2,306,857	2,370,974
Perpetual License Rights	86,000	86,000	86,000
Other Intangibles, net	153,812	165,521	178,216
Other Assets, including deferred taxes of $3,671, $11,989 and $7,364	170,469	173,382	173,514
Total Assets	$6,985,971	$6,752,361	$6,922,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$300,468	$366,138	$310,217
Accrued expenses	588,511	556,366	583,840
Deferred revenue	24,473	38,376	27,474
Short-term borrowings	142,514	13,040	12,820
Current portion of long-term debt	84,000	69,951	61,111
Total Current Liabilities	1,139,966	1,043,871	995,462
Long-Term Debt	1,647,596	1,832,925	2,030,445
Other Liabilities, including deferred taxes of $522,676, $507,023 and $542,854	1,151,785	1,160,116	1,121,379
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Series A convertible preferred stock, par value $100 per share; 8,000 total shares authorized; 4,000; 8,000 and 8,000 shares issued and outstanding (with total liquidation preference of $100,000, $200,000 and $200,000)	94,298	188,595	188,595
Common stock, par value $1 per share; 240,000,000 shares authorized; 71,037,023; 68,297,773 and 67,824,963 shares issued	71,037	68,298	67,825
Additional paid in capital - common stock	1,511,574	1,377,922	1,348,875
Retained earnings	1,485,067	1,147,079	1,068,554
Accumulated other comprehensive (loss) income	(85,378)	(50,426)	117,050
Less: 413,301; 249,531 and 249,331 shares of common stock held in treasury, at cost	(29,974)	(16,019)	(16,006)
Total Stockholders’ Equity	3,046,624	2,715,449	2,774,893
Total Liabilities and Stockholders’ Equity	$6,985,971	$6,752,361	$6,922,179

See accompanying notes.

PVH Corp.
Consolidated Income Statements
Unaudited
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
Net sales	$1,501,442	$1,517,494	$4,033,911	$4,002,210
Royalty revenue	103,944	102,541	271,917	261,552
Advertising and other revenue	37,384	34,125	100,971	94,026
Total revenue	1,642,770	1,654,160	4,406,799	4,357,788
Cost of goods sold	773,686	825,192	2,038,225	2,076,109
Gross profit	869,084	828,968	2,368,574	2,281,679
Selling, general and administrative expenses	634,854	632,982	1,834,288	1,815,537
Debt modification costs	—	—	—	16,233
Equity in income of unconsolidated affiliates	3,193	856	5,043	856
Income before interest and taxes	237,423	196,842	539,329	450,765
Interest expense	28,660	31,680	86,729	96,923
Interest income	376	138	846	865
Income before taxes	209,139	165,300	453,446	354,707
Income tax expense	43,730	53,061	107,221	118,072
Net income	$165,409	$112,239	$346,225	$236,635
Basic net income per common share	$2.28	$1.57	$4.78	$3.32
Diluted net income per common share	$2.24	$1.54	$4.70	$3.25
Dividends declared per common share	$0.0375	$0.0375	$0.1125	$0.1125

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011

Net income	$165,409	$112,239	$346,225	$236,635
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $449; $(13); $(4) and $69	99,391	(64,530)	(33,796)	54,546
Amortization of net loss and prior service credit related to pension and postretirement plans, net of tax expense of $1,459; $805; $4,375 and $2,415	2,339	1,292	7,018	3,876
Net unrealized and realized (loss) gain on effective hedges, net of tax expense (benefit) of $563; $1,515; $927 and $(2,620)	(10,273)	5,902	(8,174)	2,884
Comprehensive income	$256,866	$54,903	$311,273	$297,941

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Thirty-Nine Weeks Ended
	October 28,	October 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$346,225	$236,635
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	102,544	98,768
Equity in income of unconsolidated affiliates	(5,043)	(856)
Deferred taxes	26,499	16,657
Stock-based compensation expense	26,372	31,118
Impairment of long-lived assets	259	2,213
Debt modification costs	—	16,233
Expense recorded for settlement of unfavorable contract	—	20,709
Changes in operating assets and liabilities:
Trade receivables, net	(122,277)	(172,182)
Inventories, net	(50,622)	(126,173)
Accounts payable, accrued expenses and deferred revenue	(38,849)	(11,641)
Prepaid expenses	30,011	10,606
Other, net	(29,741)	51,253
Net cash provided by operating activities	285,378	173,340
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(13,104)	(25,000)
Purchase of property, plant and equipment	(137,048)	(117,892)
Contingent purchase price payments	(35,694)	(35,196)
Investments in unconsolidated affiliates	(1,900)	(48,700)
Net cash used by investing activities	(187,746)	(226,788)
FINANCING ACTIVITIES(1)
Net proceeds from revolving credit facilities	130,000	—
Net (payments on) proceeds from short-term borrowings	(526)	7,952
Repayment of credit facilities	(167,414)	(286,243)
Payment of debt modification costs	—	(10,634)
Proceeds from settlement of awards under stock plans	7,121	12,264
Excess tax benefits from awards under stock plans	8,327	4,560
Cash dividends	(8,237)	(8,153)
Acquisition of treasury shares	(13,955)	(5,257)
Payments of capital lease obligations	(8,565)	(7,660)
Net cash used by financing activities	(53,249)	(293,171)
Effect of exchange rate changes on cash and cash equivalents	(950)	7,882
Increase (decrease) in cash and cash equivalents	43,433	(338,737)
Cash and cash equivalents at beginning of period	233,197	498,718
Cash and cash equivalents at end of period	$276,630	$159,981

(1) See Note 15 for information on noncash investing and financing transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency and share amounts in thousands, except per share data)

1. GENERAL

PVH Corp. and its subsidiaries (collectively, the “Company”) together constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW and Bass, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Sean John, Chaps, Donald J. Trump Signature Collection, JOE Joseph Abboud and DKNY, which are licensed, as well as various other owned, licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear and, to a lesser extent, footwear and other related products and licenses its owned brands over a broad range of products. References to the aforementioned and other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. The Company owns interests in joint ventures in China and India. Please see Note 4, “Investments in Unconsolidated Affiliates,” for a further discussion. Investments in these entities, which the Company does not control but over which it has the ability to exercise significant influence, are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities.

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

The results of operations for the thirteen and thirty-nine weeks ended October 28, 2012 and October 30, 2011 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

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

3. ACQUISITIONS

Acquisition of Netherlands Franchisee

On August 1, 2012, the Company acquired from a former Tommy Hilfiger franchisee in the Netherlands 100% of the share capital of ten affiliated companies, which operate 13 Tommy Hilfiger stores in the Netherlands. The Company paid $13,104 as consideration for this transaction, which was recorded as a business combination.

Reacquisition of Perpetually Licensed Rights for Tommy Hilfiger in India

During the third quarter of 2011, the Company reacquired the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited (“GVM”). The transaction was accounted for as a business combination. The Company paid $25,000 during the third quarter of 2011 as consideration for this transaction. In addition, the Company is required to make annual contingent purchase price payments based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25,000 aggregate maximum and are due within 60 days following each one year period. The first one year period commenced on July 1, 2011. During the third quarter of 2012, the Company made a contingent purchase price payment of $185 for the first one year period.

In connection with the transaction, the Company recorded an expense of $20,709 during the third quarter of 2011 due to the settlement of an unfavorable contract as a result of a pre-existing relationship with the licensee, as the license provided favorable terms to the licensee. Such expense was included within selling, general and administrative expenses.

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company formed a joint venture, TH Asia Ltd., in China, in which the Company owns a 45% equity interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the prior licensee on August 1, 2011. The Company made funding payments with respect to its 45% interest totaling $17,100 during the thirty-nine weeks ended October 30, 2011. This investment is being accounted for under the equity method of accounting.

In the third quarter of 2011, the Company completed a $30,000 acquisition from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM, of a 50% equity interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories. The Company made additional payments totaling $1,900 and $1,600 to TH India during the thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively, to contribute the Company’s 50% share of funding. This investment is being accounted for under the equity method of accounting.

Included in other assets in the Company’s Consolidated Balance Sheets as of October 28, 2012 and October 30, 2011 is $53,377 and $48,582, respectively, related to these investments in unconsolidated affiliates.

5. GOODWILL

The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 28, 2012, by segment, were as follows:

	Heritage Brand Wholesale Dress Furnishings	Heritage Brand Wholesale Sportswear	Calvin Klein Licensing	Tommy Hilfiger North America	Tommy Hilfiger International	Total
Balance as of January 29, 2012
Goodwill, gross	$70,589	$84,553	$356,035	$198,501	$1,112,797	$1,822,475
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	70,589	84,553	356,035	198,501	1,112,797	1,822,475
Contingent purchase price payments to Mr. Calvin Klein	—	—	37,050	—	—	37,050
Goodwill from acquisition of Netherlands franchisee	—	—	—	—	11,036	11,036
Currency translation	—	—	(69)	—	(15,297)	(15,366)
Balance as of October 28, 2012
Goodwill, gross	70,589	84,553	393,016	198,501	1,108,536	1,855,195
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	$70,589	$84,553	$393,016	$198,501	$1,108,536	$1,855,195

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

The Company has an unfunded non-qualified supplemental defined benefit plan, which covered two current and 17 retired executives as of October 28, 2012. Under the individual participants’ agreements, the participants in this plan will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. In addition, as a result of the Company’s acquisition of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”), the Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits. The Company refers to these two plans as its “SERP Plans.”

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

Net benefit cost related to the Company’s pension plans was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/28/12	10/30/11	10/28/12	10/30/11

Service cost, including plan expenses	$4,799	$3,632	$14,396	$10,896
Interest cost	4,958	4,796	14,874	14,387
Amortization of net loss	3,993	2,310	11,979	6,930
Expected return on plan assets	(5,540)	(5,531)	(16,621)	(16,592)
Amortization of prior service credit	(16)	(15)	(47)	(46)
Total	$8,194	$5,192	$24,581	$15,575

Net benefit cost related to the Company’s SERP Plans was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/28/12	10/30/11	10/28/12	10/30/11

Service cost, including plan expenses	$27	$25	$82	$74
Interest cost	372	453	1,116	1,358
Amortization of net loss	25	—	74	—
Total	$424	$478	$1,272	$1,432

Net benefit cost related to the Company’s postretirement plan was recognized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/28/12	10/30/11	10/28/12	10/30/11

Interest cost	$200	$255	$599	$764
Amortization of net loss	—	6	—	20
Amortization of prior service credit	(204)	(204)	(613)	(613)
Total	$(4)	$57	$(14)	$171

7. DEBT

Short-Term Borrowings

One of the Company’s subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000,000 (approximately $12,500 based on exchange rates in effect on October 28, 2012) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one-month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless the Company gives notice of termination. The full amount of this facility was borrowed as of October 28, 2012. The weighted average interest rate on the funds borrowed at October 28, 2012 was 0.33%.

In addition, the Company had $130,000 of revolving credit borrowings outstanding under its senior secured credit facility as of October 28, 2012. Please see the section entitled “Senior Secured Credit Facility” below for a further discussion.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	10/28/12	10/30/11

Senior secured term loan A facility - United States dollar-denominated	$576,000	$624,000
Senior secured term loan A facility - Euro-denominated	61,959	118,439
Senior secured term loan B facility - United States dollar-denominated	394,000	398,000
Senior secured term loan B facility - Euro-denominated	—	251,501
7 3/8% senior unsecured notes	600,000	600,000
7 3/4% debentures	99,637	99,616
Total	$1,731,596	$2,091,556
Less: Current portion of long-term debt	84,000	61,111
Long-term debt	$1,647,596	$2,030,445

As of October 28, 2012, the Company’s mandatory long-term debt repayments for the next five years were as follows:

Remainder of 2012	$17,000
2013	92,000
2014	152,566
2015	389,393
2016	381,000
2017	—

As of October 28, 2012, after taking into account the interest rate swap agreement discussed below, approximately 70% of the Company’s total long-term debt was at a fixed rate, with the remainder at variable rates.

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

The Company made payments on its term loans of $286,243 during the thirty-nine weeks ended October 30, 2011, including a voluntary prepayment of $149,275 in connection with the closing of the amended facility in the first quarter of 2011. The Company made payments on its term loans totaling $167,414 during the thirty-nine weeks ended October 28, 2012.

The amended facility provided for initial borrowings of up to an aggregate of approximately $1,970,000 (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1,520,000 of term loan facilities; and (ii) approximately $450,000 of revolving credit facilities. As of October 28, 2012, based on applicable exchange rates on such date, the amended facility provided for approximately $450,000 of revolving credit, under which the Company had $130,000 of revolving credit borrowings and $51,762 of letters of credit outstanding. The maximum amount of revolving credit borrowings outstanding during the thirty-nine weeks ended October 28, 2012 was $130,000. The weighted average interest rate on the revolving credit borrowings as of October 28, 2012 was 3.65%. The Company had $1,031,959 outstanding under its United States dollar-denominated term loan A and B facilities and its Euro-denominated term loan A facility as of, and based on applicable exchange rates on, October 28, 2012. As of October 28, 2012, the Company has repaid all of its Euro-denominated term loan B facility. The repaid borrowings under the term loan facilities are not subject to reborrowing.

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

The current applicable margins are (a) in the case of the United States dollar-denominated term loan A facility, 2.25% for adjusted Eurocurrency rate loans and 1.25% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.50%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.25% for adjusted Eurocurrency rate loans and 1.25% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.25% for adjusted Eurocurrency rate loans and 1.25% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.50%. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ended October 28, 2012 and each subsequent quarter, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on the Company’s leverage ratio.

During the second quarter of 2011, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632,000 of the Company’s variable rate debt obligation under its United States dollar-denominated senior secured term loan A facility to fixed rate debt. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to $552,808 as of October 28, 2012, and will continue to be reduced such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the facility is expected to always equal or exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and it will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, during the second quarter of 2011, the Company entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of €165,895 of the Company’s variable rate debt obligation under its Euro-denominated senior secured term loan A and B facilities. Such cap agreement expired on September 6, 2012.

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

8. INCOME TAXES

The effective income tax rates for the thirteen weeks ended October 28, 2012 and October 30, 2011 were 20.9% and 32.1%, respectively. The effective income tax rates for the thirty-nine weeks ended October 28, 2012 and October 30, 2011 were 23.6% and 33.3%, respectively.
The effective income tax rates for the thirteen and thirty-nine weeks ended October 28, 2012 were lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns. Also contributing to the rate differential was the continuation of the tax synergies resulting from the Tommy Hilfiger acquisition and a benefit resulting from refunds related to previously unclaimed tax credits, partially offset by state and local taxes.
The effective income tax rates for the thirteen and thirty-nine weeks ended October 30, 2011 were slightly lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns, largely offset by state and local taxes and foreign earnings taxed in the United States.
9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with certain international inventory purchases. In addition, the Company has exposure to changes in foreign currency exchange rates on certain intercompany loans. To help manage these exposures, the Company periodically uses foreign currency forward exchange contracts.

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into an interest rate swap agreement to hedge against this exposure. The Company had also entered into an interest rate cap agreement, which expired on September 6, 2012. Please see Note 7, “Debt,” for a further discussion of these agreements.

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts (collectively referred to as “cash flow hedges”) that are designated as effective hedging instruments are deferred in equity as a component of accumulated other comprehensive (loss) income (“AOCI”). The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings and no contracts were excluded from effectiveness testing. In addition, changes in the fair value of foreign currency forward exchange contracts that are not designated as effective hedging instruments are immediately recognized in earnings, including the changes in fair value of all of the foreign exchange contracts related to intercompany loans. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	10/28/12	10/30/11	10/28/12	10/30/11
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$3,725	$1,647	$2,567	$8,297
Interest rate contracts	—	281	6,066	8,106
Total contracts designated as cash flow hedges	3,725	1,928	8,633	16,403
Undesignated contracts:
Foreign currency forward exchange contracts (inventory purchases)	—	77	30	2,324
Foreign currency forward exchange contracts (intercompany loans)	—	—	90	—
Total undesignated contracts	—	77	120	2,324
Total	$3,725	$2,005	$8,753	$18,727

At October 28, 2012, the notional amount outstanding of foreign currency forward exchange contracts for inventory purchases and intercompany loans was approximately $363,000 and $10,000, respectively. Such contracts expire principally between November 2012 and October 2013 for inventory purchases and between November 2012 and December 2012 for intercompany loans.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	(Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Expense) (Effective Portion)
			Location	Amount

Thirteen Weeks Ended	10/28/12	10/30/11		10/28/12	10/30/11
Foreign currency forward exchange contracts (inventory purchases)	$(2,079)	$1,742	Cost of goods sold	$8,294	$(5,846)
Interest rate contracts	(432)	(1,557)	Interest expense	(1,095)	(1,386)
Total	$(2,511)	$185		$7,199	$(7,232)

Thirty-Nine Weeks Ended	10/28/12	10/30/11		10/28/12	10/30/11
Foreign currency forward exchange contracts (inventory purchases)	$2,837	$(21,921)	Cost of goods sold	$11,925	$(30,291)

Interest rate contracts	(1,434)	(10,362)	Interest expense	(3,275)	(2,256)
Total	$1,403	$(32,283)		$8,650	$(32,547)

There was no ineffective portion of hedges designated as cash flow hedging instruments during the thirty-nine weeks ended October 28, 2012 and October 30, 2011.

A net gain in AOCI on foreign currency forward exchange contracts at October 28, 2012 of $928 is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at October 28, 2012 of $4,088 is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange contracts that were not designated as cash flow hedges:

	Gain (Loss) Recognized in Income
Thirteen Weeks Ended	Location	10/28/12	10/30/11

Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$504	$605
Foreign currency forward exchange contracts (intercompany loans)	Selling, general and administrative expenses	574	—

Thirty-Nine Weeks Ended	Location	10/28/12	10/30/11

Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$1,183	$863
Foreign currency forward exchange contracts (intercompany loans)	Selling, general and administrative expenses	(650)	—

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of October 28, 2012.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	October 28, 2012				January 29, 2012				October 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$3,725	N/A	$3,725	N/A	$13,581	N/A	$13,581	N/A	$1,724	N/A	$1,724
Interest rate contracts	N/A	N/A	N/A	N/A	N/A	211	N/A	211	N/A	281	N/A	281
Total Assets	N/A	$3,725	N/A	$3,725	N/A	$13,792	N/A	$13,792	N/A	$2,005	N/A	$2,005

Liabilities:
Foreign currency forward exchange contracts	N/A	$2,687	N/A	$2,687	N/A	$2,855	N/A	$2,855	N/A	$10,621	N/A	$10,621
Interest rate contracts	N/A	6,066	N/A	6,066	N/A	7,907	N/A	7,907	N/A	8,106	N/A	8,106
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$9,639	9,639	N/A	N/A	$9,559	9,559	N/A	N/A	N/A	N/A
Total Liabilities	N/A	$8,753	$9,639	$18,392	N/A	$10,762	$9,559	$20,321	N/A	$18,727	N/A	$18,727

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

The following table presents the change in the Level 3 contingent purchase price payment liability for the thirty-nine weeks ended October 28, 2012:

Balance as of January 29, 2012	$9,559
Payments	(185)
Adjustments included in earnings	265
Balance as of October 28, 2012	$9,639

Additional information with respect to assumptions used to value the contingent purchase price payment liability is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	36.0%
Approximate discount rate	20.0%

A five percentage point decrease in the discount rate would increase the liability by approximately $1,500, while a five percentage point increase in the discount rate would decrease the liability by approximately $1,000.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $1,500.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment and other long-lived assets) during the thirty-nine weeks ended October 28, 2012 and the thirty-nine weeks ended October 30, 2011, and the total impairments recorded as a result of the remeasurement process:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Fair Value As Of Impairment Date	Total Impairments

Thirty-nine weeks ended 10/28/12	N/A	N/A	$—	$—	$259
Thirty-nine weeks ended 10/30/11	N/A	N/A	$—	$—	$2,213

Long-lived assets with a carrying amount of $259 were written down to a fair value of zero during the thirty-nine weeks ended October 28, 2012 in connection with the exit of a facility as part of the Company’s integration of Tommy Hilfiger. Such assets were deemed to have no future use or economic benefit based on the Company’s analysis using market participant assumptions, and therefore no expected future cash flows. The impairment charge was included in selling, general and administrative expenses in corporate expenses not allocated to any reportable segment.

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

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of October 28, 2012 and October 30, 2011 were as follows:

	10/28/12		10/30/11
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$276,630	$276,630	$159,981	$159,981
Short-term borrowings	142,514	142,514	12,820	12,820
Long-term debt (including portion classified as current)	1,731,596	1,831,695	2,091,556	2,142,679

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable quarter. The Company classifies the measurement of its long-term debt as a Level 1 measurement.

11. STOCK-BASED COMPENSATION

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

Through October 28, 2012, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Net income for the thirty-nine weeks ended October 28, 2012 and October 30, 2011 included $26,372 and $31,118, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirty-nine weeks ended October 28, 2012 and October 30, 2011:

	Thirty-Nine Weeks Ended
	10/28/12	10/30/11
Weighted average risk‑free interest rate	1.20%	2.62%
Weighted average expected option term (in years)	6.25	6.25
Weighted average expected volatility	45.16%	44.35%
Expected annual dividends per share	$0.15	$0.15
Weighted average estimated fair value per option	$40.59	$29.81

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

Service-based stock option activity for the thirty-nine weeks ended October 28, 2012 was as follows:

	Options	Weighted Average Price Per Option
Outstanding at January 29, 2012	2,189	$37.77
Granted	187	91.88
Exercised	224	31.19
Cancelled	7	41.92
Outstanding at October 28, 2012	2,145	$43.17
Exercisable at October 28, 2012	1,456	$36.63

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

RSU activity for the thirty-nine weeks ended October 28, 2012 was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2012	820	$48.28
Granted	192	89.43
Vested	320	42.92
Cancelled	16	61.50
Non-vested at October 28, 2012	676	$62.15

The Company granted restricted stock to certain of Tommy Hilfiger’s management employees in connection with the Company’s acquisition of Tommy Hilfiger on May 6, 2010. The restricted stock was not subject to the 2006 Plan but its grant was approved by the Company’s Board of Directors. The shares of restricted stock were registered in the names of each such employee and were held in a third-party escrow account until they vested, at which time the stock was delivered to the applicable employee. All such restricted stock was vested as of October 28, 2012.

The fair value of restricted stock was equal to the closing price of the Company’s common stock on May 6, 2010 and was expensed, net of forfeitures, on a straight-line basis over the restricted stock’s vesting period.

Restricted stock activity for the thirty-nine weeks ended October 28, 2012 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2012	333	$60.41
Granted	—	—
Vested	333	60.41
Cancelled	—	—
Non-vested at October 28, 2012	—	$—

The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during 2012 subject to a performance period of two years and a service period of three years. The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during 2011 subject to a performance period of two years. The Company granted contingently issuable performance share awards to all of the Company’s senior executives (other than senior executives of Tommy Hilfiger) on May 6, 2010 subject to a performance period of three years. The final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity for the awards granted in the first quarter of

2012 and 2011 and earnings per share growth for the awards granted in 2010 and the third quarter of 2011 during the applicable performance cycle. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to the completion of the performance cycle.

Performance share activity for the thirty-nine weeks ended October 28, 2012 was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2012	590	$53.96
Granted	96	88.52
Vested	—	—
Cancelled	8	50.73
Non-vested at October 28, 2012	678	$58.86

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirty-nine weeks ended October 28, 2012 and October 30, 2011 were $14,324 and $8,298, respectively. Of those amounts, $8,327 and $4,560, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

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

13. ACTIVITY EXIT COSTS

Tommy Hilfiger Integration and Exit Costs

In connection with the Company’s acquisition of Tommy Hilfiger and the related integration, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, inventory liquidations and lease/contract terminations, including costs associated with the exit of certain Tommy Hilfiger product categories. Such costs were as follows:

	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 10/28/12	Incurred During the Thirty-Nine Weeks Ended 10/28/12	Cumulative Incurred to Date
Severance, termination benefits and other costs	$33,364	$477	$1,156	$33,364
Long-lived asset impairments	11,276	—	259	11,276
Inventory liquidation costs	10,210	—	—	10,210
Lease/contract termination and related costs	34,689	5,488	6,562	34,189
Total	$89,539	$5,965	$7,977	$89,039

The charges incurred during the thirty-nine weeks ended October 28, 2012 and the remaining costs expected to be incurred relate principally to corporate expenses not allocated to any reportable segment.

Liabilities for severance and termination benefits and lease/contract termination costs recorded in connection with the acquisition and integration of Tommy Hilfiger were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/29/12	Costs Incurred During the Thirty-Nine Weeks Ended 10/28/12	Costs Paid During the Thirty-Nine Weeks Ended 10/28/12	Liability at 10/28/12
Severance, termination benefits and other costs	$4,305	$1,156	$4,273	$1,188
Lease/contract termination and related costs	4,492	6,562	6,764	4,290
Total	$8,797	$7,718	$11,037	$5,478

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

Liabilities for severance and termination benefits and contract termination costs recorded in connection with the Company’s early termination of the license to market sportswear under the Timberland brand and exit from the Izod women’s wholesale sportswear business were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/29/12	Costs Incurred During the Thirty-Nine Weeks Ended 10/28/12	Costs Paid During the Thirty-Nine Weeks Ended 10/28/12	Liability at 10/28/12
Severance, termination benefits and other costs	$1,310	$—	$1,192	$118
Lease/contract termination and related costs	5,029	—	5,029	—
Total	$6,339	$—	$6,221	$118

14. NET INCOME PER COMMON SHARE

The Company utilizes the two-class method of calculating basic net income per common share, as holders of the Company’s Series A convertible preferred stock participate in dividends with holders of the Company’s common stock. Net losses are not allocated to holders of the Series A convertible preferred stock.

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/28/12	10/30/11	10/28/12	10/30/11

Net income	$165,409	$112,239	$346,225	$236,635
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	(78)	(157)	(287)	(471)
Allocation of income to Series A convertible preferred stock	(4,689)	(6,434)	(11,930)	(13,442)
Net income available to common stockholders for basic net income per common share	160,642	105,648	334,008	222,722
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	78	157	287	471
Allocation of income to Series A convertible preferred stock	4,689	6,434	11,930	13,442
Net income available to common stockholders for diluted net income per common share	$165,409	$112,239	$346,225	$236,635

Weighted average common shares outstanding for basic net income per common share	70,586	67,225	69,843	67,051
Weighted average impact of dilutive securities	1,304	1,549	1,332	1,568
Weighted average impact of assumed convertible preferred stock conversion	2,095	4,189	2,555	4,189
Total shares for diluted net income per common share	73,985	72,963	73,730	72,808

Basic net income per common share	$2.28	$1.57	$4.78	$3.32

Diluted net income per common share	$2.24	$1.54	$4.70	$3.25

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/28/12	10/30/11	10/28/12	10/30/11

Weighted average potentially dilutive securities	329	426	350	356

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of October 28, 2012 and October 30, 2011 and, therefore, were excluded from the calculation of diluted net income per common share for the thirty-nine weeks ended October 28, 2012 and October 30, 2011. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 372 and 601 as of October 28, 2012 and October 30, 2011, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities.

15. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirty-nine weeks ended October 28, 2012 and October 30, 2011, the Company recorded increases to goodwill of $37,050 and $37,333, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirty-nine weeks ended October 28, 2012 and October 30, 2011, the Company paid $35,509 and $35,196, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the first quarter of 2012, one of the holders of the Company’s Series A convertible preferred stock converted an aggregate of 4 shares into 2,095 shares of the Company’s common stock, resulting in a decrease in Series A convertible preferred stock of $94,297, an increase in common stock of $2,095, and an increase in additional paid in capital of $92,202. Please see Note 12, “Stockholders’ Equity.”

During the first quarter of 2011, the Company recorded a loss of $12,876 to write-off previously capitalized debt issuance costs in connection with the amendment and restatement of its senior secured credit facility.

During the third quarter of 2011, the Company reacquired the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license. The Company is required to make annual contingent purchase price payments based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25,000 aggregate maximum and are due within 60 days following each one year period. The first one year period commenced on July 1, 2011. The fair value of such contingent purchase price payments, which was recorded as a liability as of the acquisition date, was estimated to be $9,559 as of the acquisition date and remeasured at $9,639 as of October 28, 2012.

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

Heritage Brand Wholesale Sportswear segment - The Company aggregates the results of its heritage brand wholesale sportswear divisions into the Heritage Brand Wholesale Sportswear segment. This segment derives revenue primarily from marketing in North America men’s sportswear under the brand names Van Heusen, IZOD and ARROW to department, mid-tier department and specialty stores. This segment also derived revenue through the second quarter of 2012 from marketing men’s sportswear under the brand name Timberland and through the third quarter of 2012 from marketing women’s sportswear under the brand name IZOD.

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

The following tables present summarized information by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/28/12	10/30/11	10/28/12	10/30/11
Revenue – Heritage Brand Wholesale Dress Furnishings
Net sales	$155,436	$163,173	$380,889	$421,633
Royalty revenue	1,314	1,681	4,146	4,634
Advertising and other revenue	620	496	2,157	1,314
Total	157,370	165,350	387,192	427,581

Revenue – Heritage Brand Wholesale Sportswear
Net sales	157,761	187,344	369,926	418,905
Royalty revenue	2,470	2,498	7,477	7,646
Advertising and other revenue	778	408	1,598	1,289
Total	161,009	190,250	379,001	427,840

Revenue – Heritage Brand Retail
Net sales	169,407	169,269	477,062	476,158
Royalty revenue	1,285	1,268	3,717	3,805
Advertising and other revenue	438	143	945	661
Total	171,130	170,680	481,724	480,624

Revenue – Calvin Klein Licensing
Net sales	12,104	16,339	29,327	31,774
Royalty revenue	78,888	80,052	203,607	202,491
Advertising and other revenue	31,909	30,216	86,151	82,546
Total	122,901	126,607	319,085	316,811

Revenue – Tommy Hilfiger North America
Net sales	376,267	350,281	999,729	911,678
Royalty revenue	6,553	5,537	16,178	12,658
Advertising and other revenue	2,429	2,002	6,401	5,293
Total	385,249	357,820	1,022,308	929,629

Revenue – Tommy Hilfiger International
Net sales	433,721	456,456	1,263,066	1,272,088
Royalty revenue	13,434	11,505	36,792	30,318
Advertising and other revenue	1,210	860	3,719	2,923
Total	448,365	468,821	1,303,577	1,305,329

Revenue – Other (Calvin Klein Apparel)
Net sales	196,746	174,632	513,912	469,974
Total	196,746	174,632	513,912	469,974

Total Revenue
Net sales	1,501,442	1,517,494	4,033,911	4,002,210
Royalty revenue	103,944	102,541	271,917	261,552
Advertising and other revenue	37,384	34,125	100,971	94,026
Total	$1,642,770	$1,654,160	$4,406,799	$4,357,788

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	10/28/12		10/30/11	(10)	10/28/12		10/30/11	(10)
Income before interest and taxes – Heritage Brand Wholesale Dress Furnishings	$27,162		$26,026		$45,718		$60,961

Income before interest and taxes – Heritage Brand Wholesale Sportswear	15,807		11,033	(5)	31,380		20,100	(5)

Income before interest and taxes – Heritage Brand Retail	4,409		8,535		11,223		28,224

Income before interest and taxes – Calvin Klein Licensing	62,350		59,271		148,408		137,862

Income before interest and taxes – Tommy Hilfiger North America	66,174		41,752	(6)	147,801	(4)	60,967	(8)

Income before interest and taxes – Tommy Hilfiger International	62,583	(2)	48,820	(6) (7)	177,176	(4)	165,475	(7) (8)

Income before interest and taxes – Other (Calvin Klein Apparel)	30,073		26,898		62,584		69,955

Loss before interest and taxes – Corporate(1)	(31,135)	(2) (3)	(25,493)	(6)	(84,961)	(3) (4)	(92,779)	(8) (9)

Income before interest and taxes	$237,423		$196,842		$539,329		$450,765

(1)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s defined benefit pension plans.

(2)
Income (loss) before interest and taxes for the thirteen weeks ended October 28, 2012 includes costs of $6,561 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $6,301 in Tommy Hilfiger International and $260 in corporate expenses not allocated to any reportable segments.

(3)
Loss before interest and taxes for the thirteen and thirty-nine weeks ended October 28, 2012 includes costs of $6,412 associated with the Company’s pending acquisition of The Warnaco Group, Inc. (“Warnaco”), which is expected to close in early 2013.

(4)
Income (loss) before interest and taxes for the thirty-nine weeks ended October 28, 2012 includes costs of $14,418 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $379 in Tommy Hilfiger North America; $9,798 in Tommy Hilfiger International; and $4,241 in corporate expenses not allocated to any reportable segments.

(5)
Income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2011 includes costs of $502 and $7,152, respectively, related to the Company’s negotiated early termination of its license to market sportswear under the Timberland brand.

(6)
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

(7)
Income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2011 includes a one-time expense of $20,709 recorded in connection with the Company’s reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license. Please refer to Note 3, “Acquisitions” for a further discussion.

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

(9)
Loss before interest and taxes for the thirty-nine weeks ended October 30, 2011 includes costs of $16,233 associated with the Company’s modification of its senior secured credit facility. Please refer to Note 7, “Debt,” for a further discussion.

(10)
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

17. GUARANTEES

The Company guaranteed the payment of certain purchases made by one of the Company’s suppliers from a raw material vendor. The maximum amount guaranteed as of October 28, 2012 is $500. The guarantee expires on January 31, 2013.

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of October 28, 2012 is approximately $3,900, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,400 as of October 28, 2012, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

18. RECENT ACCOUNTING GUIDANCE

The FASB issued in May 2011 guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. The Company adopted this guidance prospectively beginning in 2012 and such adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

The FASB issued in September 2011 guidance that is intended to reduce the cost and complexity of the goodwill impairment test by providing an entity with the option to first assess qualitatively whether it is necessary to perform the two-step impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance became effective for the Company in the first quarter of 2012. The Company adopted this guidance and performed such tests during the thirty-nine weeks ended October 28, 2012. The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

The FASB issued in July 2012 guidance that is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The Company early adopted this guidance and performed such tests during the thirty-nine weeks ended October 28, 2012. The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

19. SUBSEQUENT EVENT

The Company entered into a definitive agreement on October 29, 2012 to acquire (through a merger) Warnaco, for total consideration of approximately $3,000,000. The consideration includes $51.75 in cash and 0.1822 of a share of PVH common stock for each share of Warnaco common stock that is outstanding at the effective time of the merger. The transaction is expected to close early in 2013.

The closing of the transaction is subject to customary conditions, including approval by the holders of a majority of the outstanding shares of Warnaco common stock and approval under applicable antitrust and competition laws. Commitments for $4,325,000 of financing in the form of a senior secured credit facility have been received. The facility will be used to refinance debt, fund the cash portion of the consideration, pay other transaction related expenses, and provide liquidity for the Company going forward.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We entered into a definitive agreement on the first day of our fiscal fourth quarter to acquire (through a merger) The Warnaco Group, Inc. (“Warnaco”) for total consideration of approximately $3.0 billion (based on the last trading price of our common stock as of November 19, 2012, the latest practicable date). The consideration includes $51.75 in cash and 0.1822 of a share of PVH common stock for each share of Warnaco common stock that is outstanding at the effective time of the merger. The transaction is expected to close early in 2013.

The closing of the transaction is subject to customary conditions, including approval by the holders of a majority of the outstanding shares of Warnaco common stock and approval under applicable antitrust and competition laws. Commitments for $4.325 billion of financing in the form of a senior secured credit facility have been received. The facility will be used to refinance debt, fund the cash portion of the consideration, pay other transaction related expenses and provide liquidity for us going forward.

We anticipate that our operations will be significantly impacted if the acquisition of Warnaco is completed, including the following: (i) the operations of the acquired business will significantly impact our future results, including our revenue, gross margin, operating expenses and cash flows; (ii) the financing of the transaction will significantly impact our capital structure and require significant amounts of our cash flow to pay interest and principal on the debt we incur to finance the transaction; and (iii) we expect to incur significant costs and charges related to the acquisition, which will materially impact our selling, general and administrative expenses in 2013. We will continue to incur significant costs as we prepare for the planned closing of the acquisition in early 2013. These costs relate to, among other things, obtaining financing, preparing Securities and Exchange Commission and other filings relating to the Warnaco stockholders’ meeting to approve the acquisition and the stock to be issued to Warnaco’s stockholders as part of the merger consideration and securing regulatory approvals. As a result, certain significant costs will be incurred in 2012 and likely continue into 2013 regardless of whether the acquisition is completed.

The following management’s discussion and analysis does not contemplate the effects of the acquisition of Warnaco, except where specifically noted.

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

Our business strategy is to manage and market a portfolio of nationally and internationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. Our internationally renowned designer brands, Calvin Klein and Tommy Hilfiger, offer additional geographic distribution channel and price point opportunities as compared to our heritage brands, while remaining consistent with our historical areas of established expertise: dress shirts, men’s sportswear and outlet retailing.

A significant portion of our total income is derived from international sources. We acquired Calvin Klein in 2003 and have successfully pursued growth opportunities for the Calvin Klein brands by launching our outlet retail and men’s sportswear operations in North America and by licensing the brands for additional product categories and geographic areas. We are also pursuing growth opportunities for the Tommy Hilfiger brands through, among other things, entering into joint ventures in rapidly emerging markets, such as China and India, and intensifying efforts in underdeveloped markets. The acquisition of Tommy Hilfiger provided us with an established international platform in Europe that is a strategic complement to our strong North American presence and gives us resources and expertise needed to grow our brands and businesses internationally. This allowed us recently to exercise our rights to reacquire the existing license agreements held by Warnaco for the distribution and sale of bridge apparel and accessories and the operation of bridge retail stores in Europe, which are currently operated under the ck Calvin Klein brand. We believe that this represents a significant opportunity to invest in the global potential of the Calvin Klein brand, as we plan to leverage Tommy Hilfiger’s established European platform to accelerate the growth of this business.

We incurred indebtedness of approximately $2.5 billion in order to fund the Tommy Hilfiger acquisition. We have strengthened our balance sheet through deleveraging and effective working capital management. We made approximately $170 million in term loan payments during the thirty-nine weeks ended October 28, 2012, for a total of approximately $870 million in term loan payments since the closing of the Tommy Hilfiger acquisition. The majority of these payments were voluntary.

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

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 78% of total royalty, advertising and other revenue in the thirty-nine weeks ended October 28, 2012, is derived across various regions under licenses and other arrangements for a broad array of products, including jeans, underwear, fragrances, eyewear, footwear, women’s apparel, outerwear, watches and home furnishings, offered under our Calvin Klein brands.

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

We completed the acquisition of Tommy Hilfiger in the second quarter of 2010. We incurred pre-tax charges of $50.9 million in the thirty-nine weeks ended October 30, 2011 in connection with the integration of Tommy Hilfiger and the related restructuring. We incurred pre-tax charges of $14.4 million during the thirty-nine weeks ended October 28, 2012 and expect to incur additional pre-tax charges of approximately $1 million during the remainder of 2012 in connection with the continued integration and the related restructuring.

We amended and restated our senior secured credit facility in the first quarter of 2011. We recorded debt modification costs of $16.2 million in connection with this transaction. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

In 2011, we announced we would be exiting in 2012 our licensed Timberland wholesale men’s sportswear business and our wholesale women’s sportswear business under our IZOD trademark. We incurred pre-tax charges of $7.2 million during the thirty-nine weeks ended October 30, 2011 in connection with the negotiated early termination of our license to market sportswear under the Timberland brand.

We reacquired during the third quarter of 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license. We paid $25.0 million as consideration for this transaction and are required to make annual contingent purchase price payments under certain circumstances. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion. In connection with the transaction, we were required to record an expense of $20.7 million due to the settlement of an unfavorable contract as a result of a pre-existing relationship with the licensee, as the license provided favorable terms to the licensee.

On October 31, 2012, we announced the planned acquisition of Warnaco, which is expected to close early in 2013. We incurred pre-tax charges of $6.4 million during the third quarter of 2012 in connection with this transaction and expect to incur additional pre-tax charges of approximately $30 million during the remainder of 2012 in connection with the acquisition, a portion of which will be incurred regardless of whether the acquisition is consummated.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 28, 2012 Compared With Thirteen Weeks Ended October 30, 2011

Total Revenue

Net sales in the third quarter of 2012 were $1.501 billion as compared to $1.517 billion in the third quarter of the prior year, inclusive of a negative impact of approximately $90 million, or 6%, of which approximately $50 million is attributable to the exit from the Izod women’s and Timberland wholesale sportswear businesses and approximately $40 million is attributable to foreign currency translation. The decrease in net sales of $16.1 million was due principally to the net effect of the following items:

•
The aggregate reduction of $37.2 million in sales attributable to our Heritage Brand Wholesale Sportswear, Heritage Brand Wholesale Dress Furnishings and Heritage Brand Retail segments, comprised principally of the negative impact of $50 million related to the exited sportswear businesses. Comparable store sales in the Heritage Brand Retail segment were relatively flat compared to the prior year period.

•
The addition of $22.1 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, driven by a 9% increase in comparable store sales within the Calvin Klein outlet retail business and an 11% increase in the North American wholesale business.

•
The addition of $3.3 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 7%, principally driven by retail comparable store sales growth of 9%. Net sales in the Tommy Hilfiger International segment decreased 5%, due to a negative impact of approximately $40 million, or 9%, related to foreign currency translation, as European retail comparable store sales grew 14%, but were partially offset by continued weakness in Japan, where we are currently in the process of strategically repositioning and investing in the brand.

Royalty, advertising and other revenue in the third quarter of 2012 increased by $4.7 million to $141.3 million as compared to $136.7 million in the prior year’s third quarter. Royalty revenue within the Calvin Klein Licensing segment was relatively flat to the prior year’s third quarter. Fragrance, women’s sportswear, dresses, footwear and handbags continued to experience strong growth globally during the quarter, but were offset by a decline in royalty revenue related to the upcoming reacquisition of the European bridge and accessories business and weakness in jeans and women’s underwear in Europe and the United States. Tommy Hilfiger royalty revenue increased by $2.9 million compared to the prior year’s third quarter, due principally to strong performance in watches, footwear and eyewear and growth in China. Advertising and other revenue increased $3.3 million compared to the prior year’s third quarter.

Gross Profit on Total Revenue

Gross profit on total revenue in the third quarter of 2012 was $869.1 million, or 52.9% of total revenue, compared with $829.0 million, or 50.1% of total revenue in the third quarter of the prior year. This 280 basis point increase was primarily due to decreased product costs and increased average unit selling prices throughout our businesses, combined with continued growth in our higher-margin Tommy Hilfiger and Calvin Klein businesses and the exit from our lower-margin Izod women’s and Timberland wholesale sportswear businesses.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the third quarter of 2012 were $634.9 million, or 38.6% of total revenue, as compared to $633.0 million, or 38.3% of total revenue, in the third quarter of the prior year. The 30 basis point increase in SG&A expenses as a percentage of total revenue was due principally to growth in the higher-expense Tommy Hilfiger and Calvin Klein businesses outpacing growth in the lower-expense Heritage Brand businesses, as well as an increase in pension expense due, in large part, to a decrease in discount rates. Partially offsetting these increases was a net decrease in acquisition, integration and restructuring costs.

Equity in Income of Unconsolidated Affiliates (China and India Joint Ventures)

The equity in income of unconsolidated affiliates in the third quarter of 2012 was $3.2 million, as compared to $0.9 million in the third quarter of the prior year. These amounts relate to our share of the net income from our joint ventures in China and India for the Tommy Hilfiger brand, which are accounted for under the equity method of accounting. Please refer to the section entitled “Investments in Unconsolidated Affiliates (China and India Joint Ventures)” under the heading “Liquidity and Capital Resources” below for a further discussion.

Interest Expense and Interest Income

Interest expense decreased to $28.7 million in the third quarter of 2012 from $31.7 million in the third quarter of the prior year, due principally to the payments we made on our term loans during the prior twelve months. Interest income for the third quarters of 2012 and 2011 was $0.4 million and $0.1 million, respectively.

Income Taxes

The effective income tax rates for the third quarters of 2012 and 2011 were 20.9% and 32.1%, respectively.
The effective income tax rate for the third quarter of 2012 was lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, as well as the continuation of tax synergies resulting from the Tommy Hilfiger acquisition, partially offset by state and local taxes. In addition, positively impacting the effective income tax rate for the third quarter of 2012 was a benefit resulting from previously unrecognized tax credits.
The effective income tax rate for the third quarter of 2011 was slightly lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, largely offset by state and local taxes and foreign earnings taxed in the United States.
Thirty-Nine Weeks Ended October 28, 2012 Compared With Thirty-Nine Weeks Ended October 30, 2011

Total Revenue

Net sales in the thirty-nine weeks ended October 28, 2012 increased to $4.034 billion as compared to $4.002 billion in the thirty-nine week period of the prior year, inclusive of a negative impact of approximately $165 million, or 4%, of which approximately $100 million is attributable to foreign currency translation and $65 million is attributable to the exit from the Izod women’s and Timberland sportswear businesses. The increase of $31.7 million was due principally to the net effect of the following items:

•
The aggregate addition of $79.0 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 10%, principally driven by retail comparable store sales growth of 11%. Net sales in the Tommy Hilfiger International segment were relatively flat to the prior year period, including a negative impact of approximately $100 million, or 7%, related to foreign currency translation, as European retail comparable store sales grew 12%, but were partially offset by continued weakness in Japan, where we are currently in the process of strategically repositioning and investing in the brand.

•
The addition of $43.9 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, driven by a 7% increase in comparable store sales within the Calvin Klein outlet retail business and an 8% increase in the North American wholesale business.

•
The aggregate reduction of $88.8 million of net sales attributable to our Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear and Heritage Brand Retail segments. Comparable store sales in the Heritage Brand Retail segment were relatively flat as compared to the prior year period, while the Heritage Brand Wholesale Dress Furnishings and Heritage Brand Wholesale Sportswear segments experienced a combined 11% decrease, due principally to a $65 million negative impact of the exited sportswear businesses and a reduction in dress furnishings sales to a mid-tier department store retailer.

Royalty, advertising and other revenue in the thirty-nine weeks ended October 28, 2012 was $372.9 million as compared to $355.6 million in the prior year’s thirty-nine week period. Of the $17.3 million increase, $10.0 million was attributable to Tommy Hilfiger royalty revenue, due principally to strong performance in watches, footwear and eyewear and growth in China,

India and Latin America. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased 1% as compared to the prior year’s thirty-nine week period, including a negative impact of 2% related to foreign currency translation. Calvin Klein royalty revenue was driven by strong performance globally in fragrance, women’s sportswear, dresses, footwear and handbags, offset by a decline in royalty revenue related to weakness in jeans and women’s underwear in Europe and the United States, as well as the upcoming reacquisition of the European bridge apparel and accessories business. Advertising and other revenue increased by $6.9 million in the thirty-nine weeks ended October 28, 2012 as compared to the prior year’s thirty-nine week period.

Our revenue for the full year 2012 is expected to increase approximately 2% as compared to $5.891 billion in 2011. This includes a negative revenue impact of approximately 4%, of which approximately $120 million, or 2%, is attributable to projected foreign currency translation and approximately $100 million, or 2%, is attributable to the exit from the Izod women’s and Timberland wholesale sportswear businesses. Revenue for the Tommy Hilfiger business is expected to increase approximately 4% as compared to $3.051 billion in 2011, including the negative impact of approximately 4% due to projected foreign currency translation. Revenue for the Calvin Klein business is expected to grow approximately 7% as compared to $1.065 billion in 2011. Calvin Klein royalty revenue is expected to be negatively impacted by foreign currency translation, the upcoming reacquisition of the European bridge apparel and accessories business and the ongoing challenging business for the jeans and underwear product categories in Europe and the United States. Revenue for our Heritage Brand businesses is expected to decrease approximately 5% as compared to $1.775 billion in 2011, attributable to the negative impact of approximately 6% due to the previously mentioned exited sportswear businesses.

Gross Profit on Total Revenue

Gross profit on total revenue in the thirty-nine weeks ended October 28, 2012 was $2.369 billion, or 53.7% of total revenue, compared with $2.282 billion, or 52.4% of total revenue in the thirty-nine week period of the prior year. The 130 basis point increase was primarily due to our mix of business, as we experienced faster growth in our higher-margin Tommy Hilfiger and Calvin Klein businesses while exiting the lower-margin Izod women’s and Timberland wholesale sportswear businesses. In addition, our Tommy Hilfiger North America and Tommy Hilfiger International segments experienced increases in gross profit as a percentage of revenue resulting from higher average unit retail selling prices globally.

We currently expect that our gross profit as a percentage of total revenue for the full year 2012 will increase by approximately 175 basis points as compared to 2011, as product cost increases that negatively impacted the first half of 2012 will continue to abate during the remainder of the year. We also expect our Tommy Hilfiger and Calvin Klein businesses, which have higher gross margin percentages than our Heritage Brand businesses, to increase as a percentage of our total revenue. Furthermore, the exit from the Izod women’s and Timberland wholesale sportswear businesses, both of which had low gross margin percentages and underperformed in 2011, should increase our overall margin.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the thirty-nine weeks ended October 28, 2012 were $1.834 billion, or 41.6% of total revenue, as compared to $1.816 billion, or 41.7% of total revenue, in the thirty-nine week period of the prior year. The 10 basis point decrease in SG&A expenses as a percentage of total revenue was due primarily to a net decrease in acquisition, integration and restructuring costs, mostly offset by growth in the higher-expense Tommy Hilfiger and Calvin Klein businesses outpacing growth in the lower-expense Heritage Brand businesses, as well as an increase in pension expense due, in large part, to a decrease in discount rates.

We currently expect that our SG&A expenses as a percentage of total revenue for the full year 2012 will increase by approximately 30 basis points as compared to 2011. This increase is expected to be attributable to the net impact of the following:

•
A 100 basis point increase driven principally by growth in the higher-expense Tommy Hilfiger and Calvin Klein businesses outpacing growth in the lower-expense Heritage Brand businesses and an expected increase in pension expense due, in large part, to a decrease in discount rates; and

•
A 70 basis point decrease driven by a net reduction in acquisition, integration and restructuring costs, as reduced Tommy Hilfiger integration and restructuring costs and the absence of costs related to the termination of our Timberland license, our exit from the Izod women’s wholesale sportswear business and the settlement expense associated with our reacquisition of the rights in India to the Tommy Hilfiger trademarks are expected to be partially offset by costs associated with the pending acquisition of Warnaco, a portion of which will be incurred regardless of whether the acquisition is consummated.

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

Equity in Income of Unconsolidated Affiliates (China and India Joint Ventures)

The equity in income of unconsolidated affiliates in the thirty-nine weeks ended October 28, 2012 was $5.0 million as compared to $0.9 million in the thirty-nine week period of the prior year. These amounts relate to our share of income from our joint ventures in China and India for the Tommy Hilfiger brand, both of which began operations under our partnership in the third quarter of 2011 and are accounted for under the equity method of accounting. Please refer to the section entitled “Investments in Unconsolidated Affiliates (China and India Joint Ventures)” within “Liquidity and Capital Resources” below for a further discussion.

Interest Expense and Interest Income

Interest expense decreased to $86.7 million in the thirty-nine weeks ended October 28, 2012 from $96.9 million in the thirty-nine week period of the prior year principally as a result of payments we made on our term loans during the prior twelve months. Interest income of $0.8 million in the thirty-nine weeks ended October 28, 2012 was relatively flat to the prior year’s thirty-nine week period amount of $0.9 million.

Net interest expense for the full year 2012 is currently expected to decrease to approximately $114 million from $128.1 million in 2011, principally as a result of the impact of payments we made or plan to make on our term loans in 2011 and 2012. We currently plan on making approximately $130 million of additional payments on our term loans during the remainder of 2012, the majority of which will be voluntary.

Income Taxes

The income tax rates for the thirty-nine weeks ended October 28, 2012 and October 30, 2011 were 23.6% and 33.3%, respectively.

The income tax rate for the thirty-nine weeks ended October 28, 2012 was lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, as well as the continuation of tax synergies resulting from the Tommy Hilfiger acquisition, partially offset by state and local taxes. In addition, positively impacting the effective income tax rate for the thirty-nine weeks ended October 28, 2012 was a benefit resulting from previously unrecognized tax credits.

The income tax rate for the thirty-nine weeks ended October 30, 2011 was slightly lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, largely offset by state and local taxes and foreign earnings taxed in the United States.

We currently anticipate that our 2012 effective tax rate will be approximately 23.5%. As compared to the United States statutory tax rate, the 2012 effective tax rate is expected to be lower as a result of being favorably impacted by growth in our Tommy Hilfiger International segment, a significant portion of which is subject to favorable tax rates, and a benefit resulting from refunds related to previously unclaimed tax credits. These factors are also expected to favorably impact the 2012 effective tax rate as compared to 2011, for which the effective income tax rate was 26.3%. In addition, the 2012 effective tax rate as compared to 2011 is expected to be favorably impacted by the continuation of tax synergies resulting from the Tommy Hilfiger acquisition and the absence of foreign earnings taxed in the United States. It is possible that our estimated rate could change from the mix of international and domestic pre-tax earnings, or from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash increased $43.4 million during the thirty-nine weeks ended October 28, 2012, which is net of $167.4 million of term loan payments. Cash flow for the full year 2012 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of term loan payments we make in 2012.

Operations

Cash provided by operating activities was $285.4 million in the thirty-nine weeks ended October 28, 2012, as compared with $173.3 million in the thirty-nine week period of the prior year. This variance was due primarily to an increase in net income as compared to the prior year’s thirty-nine week period.

Investments in Unconsolidated Affiliates (China and India Joint Ventures)

We formed a joint venture in China, in which we own a 45% equity interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the prior licensee in 2011. We made funding payments with respect to our 45% interest totaling $17.1 million during the thirty-nine weeks ended October 30, 2011.

We completed a $30.0 million acquisition in the third quarter of 2011 from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM International Limited (“GVM”), of a 50% equity interest in a company that has been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories in the region. We made additional payments totaling $1.9 million and $1.6 million, respectively, to TH India during the thirty-nine weeks ended October 29, 2012 and October 30, 2011 to contribute our 50% share of funding.

Acquisition of Netherlands Franchisee

On August 1, 2012, we acquired from a former Tommy Hilfiger franchisee in the Netherlands 100% of the share capital of ten affiliated companies, which operate 13 Tommy Hilfiger stores in the Netherlands. We paid $13.1 million as consideration for this transaction.

Reacquisition of Tommy Hilfiger Tailored Apparel License

We entered into agreements during 2011 to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership will be effective December 31, 2012. Under these agreements, we made a payment of $9.6 million (based on the applicable exchange rate in effect on the payment date) to the licensee during the fourth quarter of 2011 and are required to make an additional payment of €19.0 million (or approximately $25 million based on exchange rates in effect on October 28, 2012) to the licensee in the fourth quarter of 2012.

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

In connection with the reacquisition, we were required to record an expense of $20.7 million in the third quarter of 2011 due to the settlement of an unfavorable contract as a result of a pre-existing relationship with the licensee, as the license provided favorable terms to the licensee.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended October 28, 2012 were $137.0 million compared to $117.9 million in the thirty-nine week period of the prior year. The increase in the current year period related principally to new stores and retail store expansions in the United States and Canada. We currently expect capital expenditures for the full year 2012 to be approximately $225 million.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $35.5 million in the thirty-nine weeks ended October 28, 2012. We currently expect that such payments will be approximately $51 million for the full year 2012.

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

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Our Series A convertible preferred stock participates in common stock dividends on an as-converted basis. Dividends on common and preferred stock totaled $8.2 million in the thirty-nine weeks ended October 28, 2012.

We currently project that cash dividends on our common stock for the full year 2012 will be $11.0 million.

Financing Arrangements

Our capital structure was as follows:

(in millions)	October 28, 2012	January 29, 2012
Short-term borrowings	$142.5	$13.0
Current portion of long-term debt	84.0	70.0
Capital lease obligations	35.2	26.8
Long-term debt	1,647.6	1,832.9
Stockholders’ equity	3,046.6	2,715.4

In addition, we had $276.6 million and $233.2 million of cash and cash equivalents as of October 28, 2012 and January 29, 2012, respectively.

Short-Term Borrowings

One of our subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion ($12.5 million based on exchange rates in effect on October 28, 2012) and is utilized to fund working capital.

Borrowings under the facility are unsecured and bear interest at the one-month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless we give notice of termination. The full amount of this facility was borrowed as of October 28, 2012. The weighted average interest rate on the funds borrowed at October 28, 2012 was 0.33%. The maximum amount of borrowings outstanding under this facility during the thirty-nine weeks ended October 28, 2012 was approximately $12.5 million.

In addition, we had $130.0 million of revolving credit borrowings outstanding under our senior secured credit facility to fund seasonal working capital needs as of October 28, 2012. Please see the section entitled “Senior Secured Credit Facility” below for a further discussion.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $8.6 million and $7.7 million during the thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively.

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

During the fourth quarter of 2012, we received the requisite consents from holders of these notes to amend the indenture governing the notes. The amendment increases the amount of secured indebtedness that we are permitted to incur without equally and ratably securing the notes. Under the terms of the consent solicitation, we paid $5.7 million during the fourth quarter to the holders of the notes.

7 3/4% Debentures Due 2023

We have outstanding $100.0 million of debentures due on November 15, 2023 with a yield to maturity of 7.80%. The debentures accrue interest at the rate of 7 3/4%, which is payable semi-annually.

Senior Secured Credit Facility

The following is a summary of the terms and restrictive covenants of our senior secured credit facility. We currently intend to replace this facility with a new senior secured facility in connection with our pending acquisition of Warnaco.

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

We made payments on our term loans of $286.2 million during the thirty-nine weeks ended October 30, 2011, including a voluntary prepayment of approximately $150 million in connection with the closing of the amended facility in the first quarter of 2011. We paid $10.6 million of fees in cash in connection with the modification of our senior secured credit facility in the first quarter of 2011. We made payments on our term loans of $167.4 million during the thirty-nine weeks ended October 28, 2012 for a total reduction of approximately $870 million of the amount of term loans initially borrowed at the time of the Tommy Hilfiger acquisition closing.

As of October 28, 2012, we had an aggregate of $1.032 billion of term loan borrowings outstanding under our United States dollar-denominated term loan A and B facilities and our Euro-denominated term loan A facility (based on applicable exchange rates on October 28, 2012). As of October 28, 2012, we have repaid all of our Euro-denominated term loan B facility. The amended facility provides for approximately $450 million of revolving credit (based on applicable exchange rates on October 28, 2012), under which we had $130.0 million of revolving credit borrowings and $51.8 million of letters of credit outstanding as of October 28, 2012. The weighted average interest rate on the revolving credit borrowings as of October 28,

2012 was 3.65%. The maximum amount of revolving credit borrowings outstanding under this facility during the thirty-nine weeks ended October 28, 2012 was $130.0 million.

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

The current applicable margins are (a) in the case of the United States dollar-denominated term loan A facility, 2.25% for adjusted Eurocurrency rate loans and 1.25% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.50%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.25% for adjusted Eurocurrency rate loans and 1.25% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.25% for adjusted Eurocurrency rate loans and 1.25% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.50%. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ended October 28, 2012 and each subsequent quarter, the applicable margin for borrowings under the term loan A facilities and the revolving credit facilities will be adjusted depending on our leverage ratio.

During the second quarter of 2011, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632.0 million of our variable rate debt obligation under our United States dollar-denominated senior secured term loan A facility to fixed rate debt. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to $552.8 million as of October 28, 2012, and will continue to be reduced such that, based on our projections for future debt repayments, our outstanding debt under the facility is expected to always equal or exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and we will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, during the second quarter of 2011, we entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of €165.9 million of our variable rate debt obligation under our Euro-denominated senior secured term loan A and B facilities. Such cap agreement expired on September 6, 2012.

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

Please refer to Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

As of October 28, 2012, we were in compliance with all financial and non-financial covenants.

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

Due to the above factors, our operating results for the thirty-nine weeks ended October 28, 2012 are not necessarily indicative of those for a full fiscal year.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2012. During the thirty-nine weeks ended October 28, 2012, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 29, 2012.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of October 28, 2012, include cash equivalents, short and long-term debt, foreign currency forward exchange contracts and an interest rate swap agreement. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of October 28, 2012. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at October 28, 2012, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.3 million annually. Due to the fact that certain of our debt is denominated in foreign currency, our interest expense is, and in the future will continue to be, impacted by fluctuations in exchange rates. This exposure has been largely mitigated by the voluntary payments we have made on our foreign-denominated debt. Borrowings under the amended facility bear interest at a rate equal to an applicable margin plus a variable rate, each of which is determined based on the jurisdiction of such borrowings. As such, our amended facility also exposes us to market risk for changes in interest rates. During the second quarter of 2011, we entered into interest rate swap and cap agreements for the intended purpose of reducing our exposure to interest rate volatility. The cap agreement expired on September 6, 2012. Please refer to Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion. As of October 28, 2012, after taking into account the existing interest rate swap agreement, approximately 70% of our total debt was at a fixed rate, with the remainder at variable rates. Given our debt position and the Euro to United States dollar exchange rate at October 28, 2012, and the effect of the swap agreement we entered into during the second quarter of 2011, the effect of a 10 basis point increase in interest rates on our interest expense would be approximately $0.1 million annually and the effect of a 5% increase in the exchange rate on our interest expense would be approximately $0.1 million annually.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of October 28, 2012. Our discussion with respect to the risk factors does not contemplate the effects of the completion of our pending acquisition of Warnaco. The completion of the Warnaco acquisition could exacerbate our susceptibility to the risk factors, as well as create additional risks to our business, operations and financial condition and an investment in our securities.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 30, 2012 -
August 26, 2012	2,009	$77.94	—	—

August 27, 2012 -
September 30, 2012	658	84.23	—	—

October 1, 2012 -
October 28, 2012	1,194	92.93	—	—

Total	3,861	$83.64	—	—

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the third quarter of 2012 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements.

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

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PVH CORP.
Registrant

Dated:	November 28, 2012	/s/ Bruce Goldstein
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