Form 10-K
period 2013-02-03
PVH CORP. /DE/
filed 2013-04-03
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2013
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
(do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on July 29, 2012 (the last business day of the registrant’s most recently completed second quarter) was $5,626,876,020.
Number of shares of Common Stock outstanding as of March 25, 2013:  80,903,534.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013	Part III

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions, including, without limitation, statements relating to our acquisition of The Warnaco Group, Inc. (“Warnaco”), are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) in connection with the acquisition of Warnaco, we borrowed significant amounts, may be considered to be highly leveraged, and will have to use a significant portion of our cash flows to service such indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize benefits from Warnaco; (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost escalation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including without limitation, the ability to integrate an acquired entity, such as Warnaco, into us with no substantial adverse effect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I
Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to PVH Corp. and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2012 year commenced on January 30, 2012 and ended on February 3, 2013; 2011 commenced on January 31, 2011 and ended on January 29, 2012; and 2010 commenced on February 1, 2010 and ended on January 30, 2011.

We obtained the market and competitive position data used throughout this report from research, surveys or studies conducted by third parties (including, with respect to the brand rankings for woven sport shirts, the NPD Group/POS Tracking Service), information provided by customers and industry or general publications. The specific United States department and chain store rankings we reference in this report are on a unit basis. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications and all other information is reliable, we have not independently verified such data and we do not make any representation as to the accuracy of such information.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Tommy Hilfiger, Hilfiger Denim, Van Heusen, IZOD, Bass, ARROW, Eagle, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Chaps, Donald J. Trump Signature Collection, DKNY, Elie Tahari, Nautica, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Ike Behar, Axcess, Jones New York, John Varvatos, Warner’s, Olga and Speedo and to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to the acquisition of Warnaco refer to our February 13, 2013 acquisition of The Warnaco Group, Inc. and its subsidiaries, which companies we refer to collectively as “Warnaco.” The discussion in this report relates to a period prior to our acquisition of Warnaco and, except as otherwise noted, does not give effect to it.

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

Company Overview

We are one of the world’s largest apparel companies, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including the global designer lifestyle brands Calvin Klein and Tommy Hilfiger, as well as Van Heusen, IZOD, Bass, ARROW and Eagle, which are owned brands, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Chaps, Donald J. Trump Signature Collection, DKNY, Elie Tahari, Nautica, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Ike Behar, Axcess, Jones New York and John Varvatos, which are licensed, as well as various other licensed and private label brands. We design and market branded dress shirts, neckwear, sportswear and, to a lesser extent, footwear and other related products. Additionally, we license our owned brands over a broad range of products. We market our brands globally at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. During 2012, our directly operated businesses in North America (United States and Canada) consisted principally of wholesale dress furnishings sales under our owned and licensed brands; wholesale men’s sportswear sales under our Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD and ARROW brands; and the operation of retail stores, principally in outlet malls, under our Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD and Bass brands. During 2012, our directly operated businesses outside of North America consisted principally of our Tommy Hilfiger International wholesale and retail businesses in Europe and Japan and our Calvin Klein dress furnishings and wholesale Calvin Klein Collection businesses in Europe. Our licensing activities principally related to the licensing worldwide of our Calvin Klein trademark for a broad range of lifestyle products and for specific geographic regions.

On February 13, 2013, we acquired Warnaco, which follows our transformational acquisitions of Calvin Klein in 2003 and Tommy Hilfiger in 2010, and reinforces our strategy to drive the Calvin Klein brand’s reach globally. Prior to the acquisition, Warnaco was our largest licensee for Calvin Klein products and paid us an administrative fee on sales of Calvin Klein underwear, sleepwear and loungewear, product categories for which it is the beneficial owner of the Calvin Klein trademark. Royalty and administrative fee payments to us by Warnaco accounted for approximately 37% of our Calvin Klein royalty, advertising and other revenue in 2012. By reuniting the Calvin Klein brand under one owner, we will have complete direct global control of the brand image and commercial decisions for the two largest Calvin Klein apparel categories - jeans and underwear. Under a single brand vision, we will be able to better coordinate product design, merchandising, supply chain, retail distribution and marketing, which we believe will strengthen the brand’s image, positioning and execution across all markets. The Warnaco acquisition also takes advantage of our and Warnaco’s complementary geographic operations. Warnaco’s operations in Asia and Latin America will enhance our opportunities in these high-growth regions, and we will have the ability to leverage our expertise and infrastructure in North America and Europe to enhance the growth and profitability of Warnaco’s Calvin Klein jeanswear and underwear businesses in these regions. The acquisition also brings the Speedo, Warner’s and Olga brands into our Heritage Brands portfolio. Warnaco also previously distributed sportswear and swimwear under the Chaps brand, but this license was reacquired by Ralph Lauren Corporation effective contemporaneously with the Warnaco acquisition. With a diversified brand portfolio and strong operations in every major consumer market around the world, we believe our business will be better balanced across geographies, channels of distribution, product categories and price points, and we will have the opportunity to realize revenue growth and enhanced profitability.

We completed the Tommy Hilfiger acquisition during the second quarter of 2010. Tommy Hilfiger is a global designer lifestyle brand under which we design, source and market menswear, womenswear, children’s apparel, denim collections and other products worldwide. We also license the Tommy Hilfiger brands worldwide over a broad range of complementary lifestyle products.

During 2012, we aggregated our segments into three main businesses: (i) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments; (ii) Calvin Klein, which consists of the Calvin Klein Licensing segment (including our Calvin Klein Collection business, which we operate directly in support of the global licensing of the Calvin Klein brands) and the Other (Calvin Klein Apparel) segment, which consists of our Calvin Klein dress furnishings, sportswear and outlet retail divisions in North America; and (iii) Heritage Brands, which consists of the Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear and Heritage Brand Retail segments. Note 18, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income before interest and taxes and assets related to each segment, as well as information regarding our revenue generated from foreign and domestic sources, and the geographic locations where our long-lived assets are held.

Our revenue reached a record $6.043 billion in 2012, approximately 39% of which was generated internationally. Our global designer lifestyle brands, Tommy Hilfiger and Calvin Klein, together generated approximately 72% of our revenue during 2012.

Our largest customers account for significant portions of our revenue. Sales to our five largest customers were 18.7% of our revenue in 2012, 19.5% of our revenue in 2011 and 22.6% of our revenue in 2010. Macy’s, Inc., our largest customer, accounted for 8.7% of our revenue in 2012, 9.4% of our revenue in 2011 and 10.1% of our revenue in 2010.

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

Calvin Klein Business Overview

We believe Calvin Klein is one of the best known designer names in the world and that the Calvin Klein brands — Calvin Klein Collection, ck Calvin Klein and Calvin Klein — provide us with the opportunity to market products both domestically and internationally at higher price points, in higher-end distribution channels and to various consumer groups. In order to more efficiently and effectively exploit the development opportunities for each brand, a tiered-brand strategy was established to provide a focused, consistent approach to global brand growth and development. Each of the Calvin Klein brands occupies a distinct marketing identity and position that preserves the brand’s prestige and image. Products sold under the Calvin Klein brands in 2012 were sold primarily under licenses and other arrangements. As discussed above, Warnaco was our largest licensee and also paid us fees in connection with its sales of underwear, sleepwear and loungewear under the Calvin Klein brands, product categories for which it beneficially owns the trademark. As a result of the acquisition, we expect our directly operated businesses to account for a majority of Calvin Klein sales in 2013. Calvin Klein designs all products and/or controls all design operations and product development and oversees a worldwide marketing, advertising and promotions program for the Calvin Klein brands. We believe that maintaining control over design and advertising through Calvin Klein’s dedicated in-house teams plays a key role in the continued strength of the brands. In 2012, over $300 million was spent globally in connection with the advertising, marketing and promotion of the Calvin Klein brands and these expenses were principally funded by Calvin Klein’s licensees and other authorized users of the brands. Worldwide retail sales of products sold under the Calvin Klein brands were approximately $7.6 billion in 2012.

During 2012, our Calvin Klein business included (i) licensing and similar arrangements worldwide for use of the Calvin Klein brands in connection with a broad array of products, including jeans, underwear, women’s dresses and suits, men’s tailored clothing, women’s sportswear and performance apparel, men’s and women’s bridge, collection and golf apparel, fragrances, eyewear, hosiery, socks, footwear, swimwear, jewelry, watches, outerwear, handbags, small leather goods and home furnishings (including furniture), as well as to operate retail stores outside North America; (ii) the marketing of the Calvin Klein Collection brand high-end men’s and women’s apparel and accessories collections through our Calvin Klein Collection flagship store located in New York City and our Calvin Klein Collection wholesale business (the arrangements described in clause (i) and the Calvin Klein Collection business described in this clause (ii) together constituting our Calvin Klein Licensing segment); and (iii) our wholesale Calvin Klein dress furnishings and men’s better sportswear businesses, which operate principally in the United States and Canada, and our Calvin Klein outlet retail business (these businesses collectively constituting our Other (Calvin Klein Apparel) segment).

Our Calvin Klein men’s dress shirts, neckwear and sportswear target the modern classical consumer, are marketed at better price points and are distributed principally in better fashion department and specialty stores in North America, including Macy’s and Dillard’s, Inc. We also offer our Calvin Klein Collection and ck Calvin Klein dress shirts to the more limited channel of luxury department and specialty stores, as well as through freestanding Calvin Klein Collection and ck Calvin Klein stores operated by Warnaco and others.

Our Calvin Klein stores are located principally in premium outlet centers in the United States and Canada and offer men’s and women’s apparel and other Calvin Klein products to communicate the Calvin Klein lifestyle. We also operate one Calvin Klein Collection store, located on Madison Avenue in New York City, that offers high-end men’s and women’s Calvin Klein Collection apparel and accessories and other products under the Calvin Klein brands.

Warnaco’s Calvin Klein business includes men’s and women’s jeans and related apparel worldwide; jeans accessories in Europe and Asia; men’s and women’s underwear worldwide; and men’s and women’s swimwear in North America and Europe. Warnaco’s Calvin Klein products are distributed through all major channels of distribution. In addition, Warnaco distributes its Calvin Klein products through dedicated retail stores, including approximately 1,900 company-operated Calvin Klein retail stores worldwide, principally in Europe, Asia, Mexico and Brazil. Calvin Klein products are also distributed through Calvin Klein retail stores operated by third parties under retail licenses or franchise and distributor agreements.

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

Calvin Klein has approximately 50 licensing and other arrangements (after giving effect to the Warnaco acquisition) across the three Calvin Klein brands. The arrangements are generally exclusive to the applicable territory and/or product category licensed. Calvin Klein’s key licensing partners, and the products and territories licensed, include:

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
Men’s, women’s and children’s better footwear (United States, Canada and Mexico); men’s, women’s and children’s bridge footwear (North America, Europe, Middle East and India); men’s and women’s collection footwear (worldwide)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

McGregor Industries, Inc. / American Essentials, Inc.	Men’s and women’s socks and women’s tights (United States, Canada, Mexico, South America, Europe, Middle East and Asia, excluding Japan)

Onward Kashiyama Co. Ltd.	Men’s and women’s bridge apparel and women’s bridge handbags (Japan)

Peerless Delaware, Inc.	Men’s better and bridge tailored clothing (United States, Canada, Mexico and, on a non-exclusive basis, South America)

Tommy Hilfiger Business Overview

Tommy Hilfiger is one of few globally recognized designer lifestyle brands, with distribution in over 90 countries and more than 1,200 Tommy Hilfiger stores worldwide. The “classic American cool” spirit of the brand inspires a wide range of preppy, all-American designs that appeal to a diverse array of global consumers. Tommy Hilfiger occupies a unique position as a premium brand offering quality apparel, accessories and lifestyle products at accessible prices with a diverse consumer following. We believe the brand’s global awareness has been achieved through consistent implementation of a global marketing and communications strategy, product enhancements, increased marketing and an improved in-store experience. We continue to make significant investments in global advertising and integrated marketing programs, with the popular “The Hilfigers” advertising campaign as the current cornerstone of our marketing strategy, leading a global creative vision for the brand.

Tommy Hilfiger’s brand portfolio includes Tommy Hilfiger, Hilfiger Denim and Tommy Girl (which we refer to collectively as the Tommy Hilfiger brands). Tommy Hilfiger is targeted at the 25 to 45 year-old consumer, Hilfiger Denim is targeted at the 25 to 30 year-old, denim-oriented consumer and Tommy Girl is targeted at girls ages 12 to 18. Tommy Hilfiger product offerings by us and our licensees include sportswear for men, women and children; footwear; athletic apparel (golf, swim and sailing); bodywear (underwear, robes and sleepwear); eyewear; sunwear; watches; handbags; men’s tailored clothing; men’s dress furnishings; accessories; socks; small leather goods; fragrances; home and bedding products; bathroom accessories and luggage. The Hilfiger Denim product line consists of casual apparel for men and women with a focus on premium denim separates, footwear, bags, accessories, eyewear and fragrance. Inspired by American denim classics with a modern edge, Hilfiger Denim is more “fashion forward” and casual than the Tommy Hilfiger label.

We sell Tommy Hilfiger products at wholesale and retail in North America, Europe and Japan and license the Tommy Hilfiger brands for an assortment of products in various markets. Tommy Hilfiger products are also sold through joint ventures in which we are a partner in China, India and, since January 2013, Brazil, and by third party distributors, licensees and franchisees in Europe, Southeast Asia, Australia, Central and South America and the Caribbean. Worldwide retail sales of Tommy Hilfiger products were approximately $6.0 billion in 2012.

The Tommy Hilfiger wholesale business consists of the distribution and sale of products under the Tommy Hilfiger brands to distributors and licensees for resale, to stores operated by franchisees, licensees and distributors and to department and specialty stores. The European retail customers range from large department stores to small independent stores. Tommy Hilfiger has, since the Fall of 2008, conducted the majority of its North American wholesale operations through Macy’s, which is currently the exclusive department store retailer for Tommy Hilfiger men’s and women’s sportswear in the United States. Tommy Hilfiger re-launched a wholesale business in Canada with The Bay, Canada’s leading department store, in the Fall of 2011, initially offering men’s sportswear and more recently expanding into women’s sportswear.

The Tommy Hilfiger retail business principally consists of the distribution and sale of Tommy Hilfiger products in Europe, the United States, Canada and Japan through company-operated specialty stores and outlet stores, as well as through company-operated e-commerce sites. Tommy Hilfiger specialty stores consist of flagship stores, which are generally larger stores situated in high-profile locations in major cities and are intended to enhance local exposure of the brand, and anchor stores, which are located on high-traffic retail streets and in malls in secondary cities and are intended to provide incremental revenue and profitability. Company (outlet) stores in North America are primarily located in premium outlet centers and carry specially designed merchandise that is sold at a lower price point than merchandise sold in our specialty stores. Company (outlet) stores operated by Tommy Hilfiger in Europe and Japan are used primarily to clear excess inventory from previous seasons at discounted prices and also carry specially designed merchandise.

We license the Tommy Hilfiger brands to third parties both for specific product categories and in certain geographic regions, and generally on an exclusive basis. As of February 3, 2013, Tommy Hilfiger had over 25 license agreements. In 2011, we formed a joint venture in China in which we own a 45% economic interest. The joint venture assumed direct control of the licensed Tommy Hilfiger wholesale and retail distribution business in China from the prior licensee in August 2011. In addition, in September 2011, we acquired the perpetually licensed rights to the Tommy Hilfiger trademarks in India from GVM International Limited (“GVM”) and acquired from affiliates of GVM a 50% economic interest in a company that was renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories in the region. In November 2012, we formed, with an experienced local partner, a joint venture in Brazil in which we own a 40% economic interest. The joint venture holds an exclusive license for the Tommy Hilfiger brand in Brazil that became effective on January 4, 2013.

Tommy Hilfiger’s key licensing partners, and the products and territories licensed, include:

Licensing Partner	Product Category and Territory

American Sportswear S.A.	Men’s, women’s and children’s sportswear, accessories and Hilfiger Denim distribution (Central America and South America (excluding Brazil))

Aramis, Inc.	Fragrance, cosmetics, skincare products and toiletries (worldwide)

BASECO SA DE CV	Men’s, women’s and children’s sportswear, accessories (excluding footwear), Hilfiger Denim and Tommy Girl distribution (Mexico)
Dobotex International B.V.	Men’s, women’s and children’s socks (Europe)
Fishman and Tobin, Inc.	Boys’ and girls’ apparel (United States, Canada, Puerto Rico and Guam (Macy’s stores only))

TH India*	Men’s, women’s and children’s sportswear, accessories and Hilfiger Denim distribution (India)

Marcraft Clothes, Inc.	Men’s tailored clothing (United States and Canada)

MBF Holdings LLC	Men’s and women’s footwear (United States and Canada)

Movado Group, Inc. & Swissam Products, Ltd.	Men’s and women’s watches and jewelry (worldwide, excluding Japan (except certain customers))

Revman International, Inc.	Bed and bedding accessories (United States, Canada and Mexico)

Safilo Group S.P.A.	Men’s, women’s and children’s eyeglasses and non-ophthalmic sunglasses (worldwide, excluding India)

SK Networks Co., Ltd.	Men’s, women’s and children’s sportswear and Hilfiger Denim distribution (South Korea)

Swank, Inc.	Men’s belts and small leather goods (United States, Canada and Mexico)

Tommy Hilfiger Asia-Pacific, Ltd.	Men’s, women’s and children’s sportswear and Hilfiger Denim distribution (Hong Kong, Macau, Malaysia, Singapore and Taiwan)

TH Asia Ltd.*	Men’s, women’s and children’s sportswear and Hilfiger Denim distribution (China)

Tommy Hilfiger Australia PTY, Ltd.	Men’s and women’s sportswear and Hilfiger Denim distribution (Australia)

Tommy Hilfiger do Brasil S.A.*	All products, other than fragrances, watches, eyewear, jewelry and home furnishings (Brazil)

*Joint venture in which we own an interest.

The results of our Tommy Hilfiger wholesale, retail and licensing operations in the United States and Canada are reported in our Tommy Hilfiger North America segment, and wholesale, retail and licensing operations outside of North America are reported in our Tommy Hilfiger International segment.

Heritage Brands Business Overview

Our Heritage Brands business encompasses the design, sourcing and marketing of a varied selection of branded dress shirts, neckwear, sportswear, footwear and underwear, as well as the licensing of our heritage brands (Van Heusen, IZOD, ARROW and Bass), for an assortment of products. The Heritage Brands business also includes private label dress furnishings programs, particularly neckwear programs. We design, source and market these products to target distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. We distribute our Heritage Brands products at wholesale in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States and Canada. Our men’s wholesale business represents our core business. As a complement to our wholesale business, we also market our Heritage Brands products directly to consumers through our Van Heusen, IZOD and Bass retail stores, principally located in outlet centers throughout the United States and Canada.

We intend to integrate Warnaco’s Speedo (swim products) and Warner’s and Olga (women’s intimates) businesses into our Heritage Brands business.

Heritage Brand Wholesale Dress Furnishings.  Our Heritage Brand Wholesale Dress Furnishings segment principally consists of the design and marketing of men’s dress shirts and neckwear. We market both dress shirts and neckwear under brands including Van Heusen, ARROW, IZOD, Eagle, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, JOE Joseph Abboud, DKNY, Elie Tahari, J. Garcia, Ike Behar, MICHAEL Michael Kors, Michael Kors Collection and John Varvatos. We also market dress shirts under the Geoffrey Beene and Chaps brands and neckwear under the Nautica, Jones New York, Ted Baker, Axcess, U.S. POLO ASSN., Bass, Claiborne and Robert Graham brands, among others. Collectively, our product offerings represent a sizeable portion of the domestic dress furnishings market. We market dress shirts and neckwear under our owned and licensed brands, as well as private label brands, primarily to department, mid-tier department and specialty stores, as well as, to a lesser degree, mass market stores.

The following provides additional information for some of the more significant brands, as determined based on 2012 sales volume:
The Van Heusen dress shirt continues to be the best selling national brand dress shirt in United States department and chain stores in 2012. Van Heusen dress shirts and neckwear target the updated classical consumer, are marketed at opening to moderate price points and are sold principally in department stores, including Belk, Inc., Stage Stores, Inc., The Bon-Ton Stores, Inc., Macy’s, J.C. Penney Company, Inc., and Kohl’s Corporation.
ARROW was the second best selling national brand dress shirt in United States department and chain stores in 2012. ARROW dress shirts and neckwear target the updated classical consumer, are marketed at opening to moderate price points and are sold principally in mid-tier department stores, including Kohl’s, Sears, Roebuck and Co. and Stage Stores.
The Geoffrey Beene dress shirt was the third best selling national brand dress shirt in United States department and chain stores in 2012. Geoffrey Beene dress shirts target the more style-conscious consumer, are marketed at moderate to upper moderate price points and are sold principally in department and specialty stores, including Macy’s, Belk, Bon-Ton and Casual Male Retail Group, Inc. We market Geoffrey Beene dress shirts under a license agreement with Geoffrey Beene, LLC with a current term that expires on December 31, 2021, and a right of renewal (subject to certain conditions) through December 31, 2028.
Kenneth Cole New York and Kenneth Cole Reaction dress shirts and neckwear target the modern consumer, are marketed at bridge and better price points, respectively, and are sold principally in department stores. We market both brands of Kenneth Cole dress shirts and neckwear under a license agreement with Kenneth Cole Productions (Lic), Inc. that expires on December 31, 2014, which we may extend through December 31, 2019.
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
IZOD dress shirts and neckwear target the modern traditional consumer, are marketed at moderate price points and are sold principally in department stores, including J.C. Penney and Belk.
MICHAEL Michael Kors dress shirts and neckwear target the modern consumer, are marketed at moderate to better price points and are sold principally in department stores, including Macy’s. We market MICHAEL Michael Kors dress shirts and neckwear under a license agreement with Michael Kors, LLC that expires on January 31, 2015 and which we may extend, subject to mutual consent, through January 31, 2016.
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
Heritage Brand Wholesale Sportswear.  Our Heritage Brand Wholesale Sportswear segment principally includes the design and marketing of sportswear, including men’s knit and woven sport shirts, sweaters, bottoms, swimwear and outerwear, at wholesale, primarily under the IZOD, Van Heusen and ARROW brands.

IZOD was the third best selling national brand men’s knit shirt (excluding T-shirts and sports jerseys) in United States department and chain stores in 2012. IZOD men’s sportswear includes a broad range of product categories and is marketed in several collections, including the classic IZOD blue label (for J.C. Penney and regional department stores), IZOD XFG (performance/technical activewear), and IZOD LX. IZOD men’s sportswear is targeted to the active inspired consumer, is marketed at moderate to upper moderate price points and is sold principally in department stores including Macy’s, Stage Stores, Belk, Bon-Ton and J.C. Penney, where we opened shop-in-shops in approximately 680 stores in September 2012.

Van Heusen was the best selling national brand men’s woven sport shirt in United States department and chain stores in 2012. The Van Heusen sportswear collection also includes knit sport shirts, chinos and sweaters. Like Van Heusen dress shirts, the sportswear collection is targeted to the updated classical consumer, is marketed at opening to moderate price points and is sold principally to the same department stores.

ARROW was the third best selling national brand men’s woven sport shirt in United States department and chain stores in 2012. ARROW sportswear consists of men’s knit and woven tops, sweaters and bottoms. ARROW sportswear targets the updated traditional consumer, is marketed at moderate price points and is sold principally in mid-tier department stores, including Kohl’s, Stage Stores and Sears.

Heritage Brand Retail.  Our Heritage Brand Retail segment operates stores under the Van Heusen, IZOD and Bass names, primarily in outlet centers throughout the United States and Canada. We believe these stores are an important complement to our wholesale operations because we believe that the stores further enhance consumer awareness of our brands by offering products that are not available in our wholesale lines, while also providing a means for managing excess inventory, as well as direct control of the in-store customer experience.

Our Van Heusen stores offer men’s dress shirts, neckwear and underwear, men’s and women’s suit separates, men’s and women’s sportswear, including woven and knit shirts, sweaters, bottoms and outerwear, and men’s and women’s accessories. These stores are targeted to the value-conscious consumer who looks for classically styled, moderately priced apparel.

Our IZOD stores offer men’s and women’s active-inspired sportswear, including woven and knit shirts, bottoms and activewear and men’s and women’s accessories. These stores primarily focus on golf, travel and resort clothing.

Our Bass stores offer casual and dress shoes for men, women and children. Most of our Bass stores also carry apparel for men and women, including tops, neckwear, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear.

Licensing.  We license our heritage brands globally for a broad range of products through approximately 40 domestic and 40 international license agreements covering approximately 145 territories combined. We believe that licensing provides us with a relatively stable flow of revenues with high margins and extends and strengthens our brands.

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

Our heritage brand licensing partners, and the products and territories licensed by them, include:

Licensing Partner	Product Category and Territory

Arvind Ltd.	ARROW men’s and women’s dresswear, sportswear and accessories (India, Middle East, Ethiopia, Maldives, Nepal, Sri Lanka and South Africa); IZOD men’s sportswear and accessories (India)

Clearvision Optical Company, Inc.	IZOD men’s and children’s optical eyewear and related accessories (United States)

Cutie Pie Baby, Inc.	IZOD newborn, infants’ and toddlers’ sportswear and outerwear; IZOD children’s outerwear (United States, Canada and Mexico)

ECCE	ARROW men’s and women’s dresswear, sportswear and accessories (France, Switzerland and Andorra)

F&T Apparel LLC
Van Heusen and ARROW boys’ dress furnishings and sportswear; IZOD boys’ sportswear; IZOD and ARROW boys’ and girls’ school uniforms; ARROW men’s tailored clothing; IZOD boys’ tailored clothing (United States and Canada)

Gazal Apparel Pty Limited	Van Heusen men’s dress furnishings, tailored clothing and accessories (Australia and New Zealand)

Harbor Wholesale, Ltd.	Bass and G.H. Bass & Co. wholesale footwear (worldwide); IZOD footwear (United States)

Beijing Innovative Garments	ARROW men’s dress furnishings, tailored clothing and sportswear (China)

Knothe Apparel Group, Inc.	IZOD men’s and boys’ sleepwear and loungewear (United States and Canada)

Madura Garments	Van Heusen men’s and women’s dresswear, sportswear and accessories (India and Middle East)

Manufacturas Interamericana S.A.	ARROW men’s and women’s dresswear, sportswear and accessories (Chile, Peru, Argentina and Uruguay)

Fashion Company S.A.	Van Heusen men’s dress furnishings, tailored clothing, sportswear and accessories; IZOD men’s and women’s sportswear and accessories (Chile and Peru)

Oracon Com. De Conf. LTDA	ARROW men’s dresswear and sportswear (Brazil)

Peerless Delaware, Inc.	Van Heusen and IZOD men’s tailored clothing (United States and Mexico)

Seidensticker Private Label GmbH	ARROW men’s dress shirts, sport shirts and neckwear (Europe)

Thanulux Public Company, Ltd.	ARROW men’s dress furnishings, tailored clothing, sportswear and accessories; ARROW women’s dresswear and sportswear (Thailand and Vietnam)

Van Dale Industries, Inc.	IZOD women’s intimates and sleepwear (United States and Canada); IZOD women’s accessories (United States)

Weihai Dishang Fashion Brands Co., Ltd	IZOD men’s and women’s sportswear and accessories (China)

Speedo, Warner’s and Olga. As part of the Warnaco acquisition we acquired the Warner’s and Olga women’s intimate apparel brands and a perpetual license with Speedo International Limited, the owner of such brand, that permits us to design, manufacture and market certain men’s, women’s and children’s swimwear, sportswear and related products under the Speedo trademark exclusively in the United States, Canada, Mexico and the Caribbean.

Speedo swimwear and accessories, including swim goggles, water-based fitness products, electronics and other swim and fitness-related products for adults and children, are distributed through all major distribution channels, sporting goods stores, team dealers, catalog retailers and the www.SpeedoUSA.com website.

Warner’s and Olga women’s intimate apparel is marketed at moderate to better price points and is primarily distributed in the United States, Mexico, Canada and the Caribbean through all major distribution channels.

Our Business Strategy

We intend to grow our existing Calvin Klein and Tommy Hilfiger businesses, with particular emphasis on growth in Asia and Latin America, as well as to increase the revenue and profitability of our Heritage Brands business, through the execution strategies described below. In addition, we intend to capitalize on the significant opportunities presented by the Warnaco acquisition, particularly the opportunities to restore growth and improve profitability in Warnaco’s Calvin Klein jeanswear and underwear businesses.

Calvin Klein Business

The tiered-brand strategy we created for the Calvin Klein brands establishes a strategic brand architecture to guide the global brand growth and development of all three brand tiers by differentiating each of the Calvin Klein brands with distinct marketing identities, positioning and channels. Additionally, branding product across three tiers allows flexibility from market to market to build businesses that address the differences between markets. After giving effect to the Warnaco acquisition, we have approximately 50 license arrangements with third parties across the three Calvin Klein brands. These arrangements grant rights to market a broad range of products worldwide or in specified countries and/or to open retail stores in countries outside of the United States. The Calvin Klein brands are as follows:

•	Calvin Klein Collection — our “halo” brand under which men’s and women’s high-end collection apparel and accessories are sold both in the United States and overseas.

•	ck Calvin Klein — our bridge brand, under which apparel and accessories are sold through specialty and department stores, as well as freestanding ck Calvin Klein stores in Europe and Asia.

•
Calvin Klein — our white label “better” brand under which we sell men’s sportswear and license various other lines (including men’s and women’s footwear, handbags, women’s sportswear, dresses, men’s and women’s outerwear, accessories, and fragrance) and our ck one lifestyle brand.

Warnaco is our largest Calvin Klein licensee and also beneficially owns the Calvin Klein trademark for underwear, sleepwear and loungewear. Acquiring Warnaco presents us with additional opportunities to grow our Calvin Klein business. We believe that additional investments above our initial expectations are required to achieve our goal of rebuilding Warnaco’s global Calvin Klein jeanswear and underwear businesses. Therefore, we see 2013 as a year of investment and transition. These investments include (i) enhancing the existing infrastructure (systems and supply chain), (ii) upgrading Calvin Klein jeanswear product design and quality with an emphasis on geographic differentiation, (iii) investing in in-store marketing and the in-store customer experience, (iv) adding appropriate talent to fill key design, marketing and merchandising positions, (v) rationalizing global excess inventory levels, and (vi) reducing and restructuring the off-price and club sales distribution in Europe and North America. Our key strategies for the Warnaco Calvin Klein businesses include the following:

Improving execution for jeans and underwear and the “Calvin Klein” brand globally. Since we acquired Calvin Klein in 2003, global retail sales have grown at a compounded annual rate of approximately 12%. Product innovation, category extensions and a targeted global brand marketing message are key drivers for the Calvin Klein brands. By acquiring Warnaco, we have gained full control of the brand image and commercial decisions for the two largest apparel categories of Calvin Klein— jeans and underwear — for the first time. Our strategies to increase demand for Calvin Klein Jeans and Calvin Klein Underwear products include:

•	Enhancing jeanswear design and improving coordination between design and in-country teams to address local market preferences;

•	Aligning merchandise and presentation to be consistent with the global brand positioning of Calvin Klein;

•	Optimizing product assortment across categories, channels and regions;

•	Transitioning the Warnaco businesses in North America and Europe to our existing processes, supply chain and systems to enhance fulfillment of wholesale orders; and

•	Creating a cohesive and consistent single brand message across categories, including sportswear, jeanswear, underwear and accessories.

Rebalancing distribution and improving profitability in North America. In North America, we intend to leverage our existing infrastructure and expertise to improve profitability of Warnaco’s Calvin Klein jeanswear and underwear businesses by:

•	Rebalancing the mix of distribution among the full price, off-price and club channels;

•	Leveraging our North American retail stores to better showcase jeans and underwear; and

•	Expanding category breadth, where appropriate.

Leveraging our European operating platform and management team. We plan to integrate Warnaco’s European Calvin Klein businesses into our existing Tommy Hilfiger operating platform and leverage our systems and the expertise of our European management team to enhance execution and profitability of the Warnaco businesses, in addition to managing the Calvin Klein “bridge” business in Europe that we were to take over in 2013, by employing the following strategies:

•	Streamlining the cost structure within the existing jeanswear and underwear infrastructure in Europe;

•	Optimizing distribution mix by reducing distribution in the off-price channel;

•	Utilizing the Tommy Hilfiger matrix model to improve product placement and execution at wholesale and retail on a country/regional basis;

•	Improving the sales productivity by promoting the Calvin Klein lifestyle across Europe through more effective merchandising and marketing; and

•	Coordinating the European jeanswear and underwear strategy with the re-launch of the bridge wholesale business.

Continuing expansion in emerging markets. The Warnaco acquisition provides us with an established presence and local operations in high-growth emerging markets in Asia and Latin America, where we were less developed. We plan to continue growing in these markets by:

•	Continuing to grow retail square footage in China and Brazil;

•	Improving operating margins through improved execution and leveraging of expenses; and

•	Evaluating opportunities to leverage existing capabilities to introduce and/or accelerate growth of additional categories and brands.

Realizing identified cost synergy opportunities. We believe the Warnaco acquisition will create significant opportunities to reduce overhead and administrative expenses. We currently expect to achieve costs savings through synergies, principally with respect to certain corporate functions and duplicative brand management functions in North America and Europe. We expect to realize approximately $100 million of synergies in full by the end of 2016.

Tommy Hilfiger Business

We have significantly grown the Tommy Hilfiger business since we acquired it in 2010. Our strategies for continuing to grow revenues and improve profitability include the following:

Continue to expand the European business.  We believe that there is significant potential for further expansion in Europe. Among other initiatives, our current strategies for the European market include:

•	Growing the business in product categories that we believe are currently underdeveloped in Europe, such as pants, outerwear, underwear, accessories and womenswear;

•	Expanding the bags and small leather goods business, which we acquired from our former licensee in 2010;

•	Developing a Tommy Hilfiger tailored division, a business we acquired from a licensee at the end of 2012;

•
Concentrating on the development of the business in underpenetrated markets where we believe there is growth potential, such as France, the United Kingdom, Scandinavia and Central and Eastern Europe (including Russia), through both our own retail expansion and increased wholesale sales, which we intend to support with increased advertising and marketing activities; and

•
Increasing Tommy Hilfiger’s presence in Europe through the opening of additional specialty and outlet retail stores (both by us and retail partners), including brand-promoting locations, such as those opened on Regent Street, London in 2012, Brompton Road, London in 2011, and the Champs-Élysées, Paris in 2010, and anchor stores in key shopping destinations worldwide, such as those opened in Frankfurt, Hamburg and Vienna since our acquisition of Tommy Hilfiger.

Grow and continue to strengthen the North American business.  Our overarching goal in North America is to drive brand elevation in every channel and category in which we operate, while maximizing our current store portfolio and pursuing opportunities for growth. We intend to achieve growth in the North American business by:

•
Enhancing our strategic alliance with Macy’s by leveraging our logistics capabilities and “preferred vendor” relationship with Macy’s, offering expanded merchandise assortments, adding and enhancing shop-in-shops in high-volume Macy’s stores, featuring Tommy Hilfiger products in Macy’s marketing campaigns and concentrating on brand enhancement and elevation through strategic marketing and investments in partnership with Macy’s;

•	Expanding product offerings by Tommy Hilfiger and its licensees in both the retail and wholesale channels;

•
Increasing Tommy Hilfiger’s overall presence and brand positioning through the opening of a limited number of specialty stores, as well as making focused capital improvements in our existing retail stores to improve image, presentation and productivity, and adding square footage in existing locations and opening new outlet stores, where appropriate;

•	Elevating the product presentation and improving the visibility and exposure of the Tommy Hilfiger brand at The Bay in Canada;

•
Investing in advertising and marketing initiatives, such as our well-received “The Hilfigers” marketing campaign, through TV, print and digital media, with an emphasis on growing our customer database and expanding our Hispanic marketing campaign; and

•	Enhancing our merchandising focus by delivering the right product regionally and offering an engaging store experience.

Expansion of opportunities outside of Europe and North America. Our opportunities in the rest of the world can be achieved by:

•	Leveraging Warnaco’s operational experience in Asia and Latin America to facilitate the growth of the Tommy Hilfiger business in these regions over time;

•
Capitalizing on opportunities to grow the Tommy Hilfiger business by repositioning the Tommy Hilfiger brand image to be more consistent throughout the world, and elevating the brand’s visibility and positioning, such as through the opening of our first Asian flagship store on Omotesando in Tokyo in April 2012, and introducing regional sizing, enhancing product offerings and adopting other initiatives targeted at local market needs;

•
Continuing the development of our joint ventures in China (operations started in August 2011), India (acquired interest in September 2011) and Brazil (operations started in January 2013) by expanding the brand’s retail footprint, enhancing product and increasing price points; and

•
Continuing a balanced strategy of acquiring licensees, distributors and franchisees where we believe we can achieve greater scale and success compared to our partners, while at the same time licensing businesses for product categories and markets when we believe experienced and/or local partners provide the best opportunity for success.

Further improve the e-commerce channel.  We intend to seek to improve the online capabilities and functions of the Tommy Hilfiger European and North American e-commerce sites to improve the shopping experience and increase sales.

Heritage Brands Business

Our Heritage Brands business remains an important part of our overall business mix. We intend to integrate Warnaco’s Speedo, Warner’s and Olga businesses into our Heritage Brands business. Our key strategies for the Heritage Brands business include the following:
Continue to strengthen the competitive position and image of our brand portfolio. We intend for each of our heritage brands to be a leader in its respective market segment, with strong consumer awareness and loyalty. We believe that our heritage brands are successful because we have positioned each one to target distinct consumer demographics and tastes. We will continue to design and market our branded products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers and increase consumer loyalty. We will seek to increase our market share in our businesses by expanding our presence through product extensions and increased floor space. We are also committed to investing in our brands through advertising, sponsorships and other means to maintain strong customer recognition.
Pursue international growth. We intend to expand the international distribution of our heritage brands, including through licensing. We have approximately 40 license agreements, covering approximately 145 territories outside of the United States to use our heritage brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we are underpenetrated, such as Europe and Asia.
In order to implement the strategies for the Heritage Brands business described above, we have a number of initiatives in place, including the following:
Maintain and protect our top-performing dress furnishings divisions. Our dress furnishings divisions continue to grow through cross-channel expansion and market share gains. We are focused on elevating the in-store experience in top doors and identifying brand and channel opportunities for additional growth.
Exit underperforming businesses. We successfully exited our Timberland and Izod women’s wholesale sportswear businesses in 2012 and continue to evaluate our businesses for productivity and profitability.
Targeting marketing spend. We target our marketing expenditures on initiatives that we believe will reflect each brand’s core image, resonate with the target consumer and enhance the in-store shopping experience or encourage sales.
Focus on turnaround initiatives where appropriate. We are focused on revitalizing the Izod men’s business at wholesale (including at J.C. Penney through the new full lifestyle presentation, upgraded product and complete shop-in-shop experience), as well as right-sizing the Heritage Brand retail divisions’ real estate portfolio, while elevating the in-store experience and making strategic product investments to refocus on the brand’s heritage and value proposition.

 Other Strategic Opportunities
We intend to continue to build our brand portfolio through acquisition and licensing opportunities. While we believe we have an attractive and diverse portfolio of brands with growth potential, we will continue to explore acquisitions of companies or trademarks and licensing opportunities that we believe are additive to our overall business. New license opportunities allow us to fill new product and brand portfolio needs. We take a disciplined approach to acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies and, where appropriate, by extending the brand through licensing.

Seasonality

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season. We expect this seasonal pattern will generally continue.

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

Product Sourcing

In 2012, our products were produced in over 700 factories and over 50 countries worldwide. With the exception of handmade and handfinished neckwear, which is made in our Los Angeles, California facility and accounted for less than 10% of our total quantity of neckwear sourced and produced, all of our products were produced by independent manufacturers located in foreign countries in Europe, the Far East, the Indian subcontinent, the Middle East, South America, the Caribbean and Central America. The manufacturers of our products are required to meet our quality, cost, human rights, safety and environmental requirements. No single supplier is critical to our production needs and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production, and quantities are finalized at that time. We believe we are one of the largest users of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores.

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
We are continuing to develop strategies and make investments to enhance our ability to provide our customers with timely product availability and delivery. Our investments should allow us to reduce the cycle time between the design of products and the delivery of those products to our customers. We believe the enhancement of our supply chain efficiencies and working capital management through the effective use of our distribution network and overall infrastructure will allow us to better control costs and provide improved service to our customers. The integration of Warnaco’s sourcing network is a key element to our strategy to realize synergies and gain efficiencies.
We are committed to the health, safety and well-being of the workers throughout our supply chain and to the integrity of our products. We actively work to educate our associates and partners and improve factory conditions, as well as continue to invest in the communities where we do business.
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

We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing inventory management. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, broad array of product availability and quick response capabilities. Certain of our products can be ordered at any time through our EDI replenishment systems. For customers who reorder these products, we generally ship these products within one to two days of order receipt. At the end of 2012 and 2011, our backlog of customer orders totaled $930 million and $729 million, respectively.

Advertising and Promotion

We market our brands and products to target distinct consumer demographics and lifestyles. Our marketing programs are an integral feature of our brands and their associated product offerings. Advertisements generally portray a lifestyle rather than a specific item. We intend for each of our brands to be a leader in its respective market segment, with strong consumer awareness and consumer loyalty. We believe that our brands are successful in their respective segments because we have strategically positioned each brand to target a distinct consumer demographic. We will continue to design and market our products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers and encourage consumer loyalty.

We advertise our brands through digital media, including our e-commerce platforms and social media outlets, in order to expand our reach to customers and enable us to provide timely information in an entertaining fashion to consumers about our products, special events, promotions and store locations. In addition, we also advertise through print media (including fashion, entertainment/human interest, business, men’s, women’s and sports magazines and newspapers), on television and through outdoor signage.

We also advertise our brands through sport sponsorships and product tie-ins. In 2012, our Van Heusen brand continued its professional football marketing and media campaign through individual endorsement agreements with Pro Football Hall of Famers Steve Young and Jerry Rice and NFL quarterback Matthew Stafford. In addition, PGA golfer Webb Simpson was joined by Scott Piercy and Spencer Levin as ambassadors for the IZOD brand, and IZOD is the title sponsor of the IZOD IndyCar Series. Calvin Klein has a sponsorship agreement with the Brooklyn Nets and the Barclays Center and we have an all-brand regional sponsorship agreement with the New York Giants. We are also an official sponsor of the 2014 Super Bowl Host Committee and have the right to use the 2014 Super Bowl Host Committee logo and marks for promotional use with the IZOD, Van Heusen, Calvin Klein and Tommy Hilfiger brands. In addition, we participate in cooperative advertising programs with our retail partners.

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

We believe Calvin Klein is one of the most well-known designer names in the world. Its high-profile, often cutting-edge global advertising campaigns have periodically garnered significant publicity, notoriety and debate among customers and consumers, as well as within the fashion industry, and have helped to establish and maintain the Calvin Klein name and image. Calvin Klein has a dedicated in-house advertising agency, with experienced creative and media teams that develop and execute a substantial portion of the institutional consumer advertising for products under the Calvin Klein brands and work closely with other Calvin Klein departments and business partners to deliver a consistent and unified brand message to the consumer.

Calvin Klein oversees a worldwide marketing, advertising and promotions program. Calvin Klein products are advertised primarily in national print media, through digital media and on television, including the Calvin Klein Concept underwear commercial that was aired during the Super Bowl broadcast in February 2013. Innovative marketing and advertising campaigns continue to fuel the global growth of Calvin Klein, highlighted by an expanded use of digital and social media marketing platforms, including the addition of a visually-driven, interactive Tumblr blog, which complements the brand’s editorial and celebrity wardrobing programs, to further consumer awareness and appeal. We believe promotional activities throughout the year further strengthen brand awareness of the Calvin Klein brands. In addition to offering a broad array of

Calvin Klein apparel and licensed products, Calvin Klein’s website, www.calvinklein.com, also serves as a marketing vehicle to complement the ongoing development of the Calvin Klein brands.

Calvin Klein also has a dedicated in-house global communications agency, which incorporates corporate communications, public relations, celebrity dressing and special events. This group coordinates many global events including the Spring and Fall Calvin Klein Collection fashion shows in New York City and Milan, and oversees the dressing of celebrities for events, movie award ceremonies and movie premieres.

We believe that Tommy Hilfiger is also one of the world’s most well-known designer brands. Tommy Hilfiger employs advertising, marketing and communications staff, including an in-house creative team, as well as outside agencies, to implement its global marketing and communications strategy across all channels of distribution. The Tommy Hilfiger marketing and communications team develops and coordinates Tommy Hilfiger advertising for all regions and product lines, licensees and regional distributors. Advertisements for Tommy Hilfiger brand products appear primarily in fashion and lifestyle magazines, newspapers, outdoor media and cinema and on television. We also have increased the digital and online focus of marketing for the Tommy Hilfiger brands. The marketing and communications team also coordinates selected personal appearances by Mr. Tommy Hilfiger, including at runway shows, brand events and flagship store openings as part of its efforts. Most of Tommy Hilfiger’s licensees and distributors are required to contribute a percentage of their net sales of Tommy Hilfiger products, generally subject to minimum amounts, to the advertising and promotion of the Tommy Hilfiger brand and products. We maintain multiple showroom facilities and sales offices in Europe, North America and Asia for Tommy Hilfiger. We launch significant brand advertising campaigns two times per year in Spring/Summer and Fall/Winter to provide maximum consumer visibility of the new seasonal collections and to support sell-through. In addition to offering a broad array of Tommy Hilfiger apparel and licensed products, Tommy Hilfiger’s website, www.tommy.com, also serves as a marketing vehicle to complement the ongoing development of the Tommy Hilfiger lifestyle brands.

Trademarks

We own the Van Heusen, Bass, G.H. Bass & Co., IZOD, ARROW, Eagle and Tommy Hilfiger brands, as well as related trademarks (e.g., IZOD XFG and the Tommy Hilfiger flag logo and crest design) and lesser-known names. These trademarks are registered for use in each of the primary countries where our products are sold and additional applications for registration of these and other trademarks are made in jurisdictions to accommodate new marks, uses in additional trademark classes or additional categories of goods or expansion into new countries.

Calvin Klein beneficially owns the Calvin Klein marks and derivative marks in all trademark classes and for all product categories within each class, other than underwear, sleepwear and loungewear in Class 25, which are beneficially owned by Warnaco. As a result of the Warnaco acquisition, we effectively own 100% of the Calvin Klein Trademark Trust, which is the sole and exclusive title owner of substantially all registrations of the Calvin Klein trademarks. The sole purpose of the Trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the Trust pursuant to a servicing agreement. The Trust licenses to Calvin Klein and Warnaco on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks on the goods for which each has beneficial ownership.

Mr. Calvin Klein retains the right to use his name, on a non-competitive basis, with respect to his right of publicity, unless those rights are already being used in the Calvin Klein business. Mr. Klein has also been granted a royalty-free worldwide right to use the Calvin Klein mark with respect to certain personal businesses and activities, such as motion picture, television and video businesses, a book business, writing, speaking and/or teaching engagements, non-commercial photography, charitable activities and architectural and industrial design projects, subject to certain limitations designed to protect the image and prestige of the Calvin Klein brands and to avoid competitive conflicts.

Mr. Tommy Hilfiger is prohibited in perpetuity from using, or authorizing others to use, the Tommy Hilfiger marks (except for the use by Mr. Hilfiger of his name personally and in connection with certain specified activities). In addition, we are prohibited in perpetuity from selling products not ordinarily sold under the names of prestige designer businesses or prestige global lifestyle brands without Mr. Hilfiger’s consent, from engaging in new lines of business materially different from such types of lines of business without Mr. Hilfiger’s consent, or from disparaging or intentionally tarnishing the Tommy Hilfiger-related marks or Mr. Hilfiger’s personal name. The products that we are prohibited from selling include cigarettes, dog food and alcohol. Certain lines of business will not be considered “new lines of business” for purposes of the agreement, including apparel, fashion, eyewear, accessories, housewares, home and bedding products, personal care products, footwear, watches and leather goods.

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

Our trademarks and other intellectual property rights are valuable assets and we vigorously seek to protect them on a worldwide basis against infringement. We are susceptible to others imitating our products and infringing on our intellectual property rights. This is especially the case with respect to the Calvin Klein and Tommy Hilfiger brands, as the Calvin Klein and Tommy Hilfiger brands enjoy significant worldwide consumer recognition and their generally higher pricing provides significant opportunity and incentive for counterfeiters and infringers. We have a broad, proactive enforcement program that we believe has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad.

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

During the third quarter of 2011, we reacquired the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM. The transaction was accounted for as a business combination. We paid $25.0 million during the third quarter of 2011 as consideration for this transaction. In addition, we are required to make annual contingent purchase price payments based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25.0 million aggregate maximum. During the third quarter of 2012, we made a contingent purchase price payment of $0.2 million for the first one-year period.

Competition

The apparel industry is competitive as a result of its fashion orientation, mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. We compete with numerous domestic and foreign designers, brands, manufacturers and retailers of apparel, accessories and footwear.

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

Imports and Import Restrictions

A substantial portion of our products is imported into the United States, Canada, Europe and Asia. These products are subject to various customs laws, which may impose tariffs, as well as quota restrictions. Under the provisions of the World Trade Organization (“WTO”) agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions generally do not affect our business in most countries. Presently, a portion of our imported products is eligible for certain duty-advantaged programs, including the North American Free Trade Agreement, Africa Growth & Opportunity Act, Central American Free Trade Agreement, Jordan Free Trade Agreement, Israel Free Trade Agreement, Egypt Qualifying Industrial Zones, Colombia Free Trade Agreement and the Peru Free Trade Agreement.

Environmental Matters

Our facilities and operations are subject to various environmental, health and safety laws and regulations. In addition, we may incur liability under environmental statutes and regulations with respect to the contamination of sites that we own or operate or previously owned or operated (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the off-site disposal of hazardous materials. We believe our operations are in compliance with terms of all applicable laws and regulations.

Employees

As of February 3, 2013, we employed approximately 11,800 persons on a full-time basis and approximately 16,900 persons on a part-time basis. Approximately 2% of our employees were represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	55	Chairman and Chief Executive Officer
Michael A. Shaffer	50	Executive Vice President and Chief Operating & Financial Officer
Francis K. Duane	56	Chief Executive Officer, Heritage Brands and North America Wholesale
Paul Thomas Murry	62	Chief Executive Officer, Calvin Klein
Fred Gehring	58	Chief Executive Officer, Tommy Hilfiger and PVH International Operations

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

Mr. Francis K. Duane served as President of our Izod division from 1998 until 2001, was named Vice Chairman, Sportswear in 2001, Vice Chairman, Wholesale Apparel in March 2006, Chief Executive Officer, Wholesale Apparel in February 2012, and Chief Executive Officer, Heritage Brands and North America Wholesale in February 2013.

Mr. Paul Thomas Murry has been employed by Calvin Klein since 1996. Mr. Murry retained his position as President and Chief Operating Officer, Calvin Klein upon our acquisition of Calvin Klein in 2003 and was named President and Chief Executive Officer, Calvin Klein in September 2008. Mr. Murry’s title was shortened to Chief Executive Officer, Calvin Klein, in connection with the reorganization we undertook in connection with the Warnaco acquisition; his responsibilities have not been reduced.

Mr. Fred Gehring has been employed by Tommy Hilfiger since 1996. Mr. Gehring retained his position as Chief Executive Officer, Tommy Hilfiger upon our acquisition of Tommy Hilfiger in 2010 and was also named Chief Executive Officer, PVH International Operations upon such acquisition.

Item 1A. Risk Factors

Acquisitions may not be successful in achieving intended benefits, cost savings and synergies; the acquired Warnaco business may underperform relative to our expectations; and the Warnaco acquisition may cause our financial results to differ from our expectations or the expectations of the investment community.

One component of our growth strategy has been to make acquisitions, such as the Warnaco acquisition. Prior to completing any acquisition, our management team identifies expected synergies, cost savings and growth opportunities, but due to legal and business limitations, we may not have access to all necessary information. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business, such as Warnaco, and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:

•	failure to implement our business plan for the combined business;

•	delays or difficulties in completing the integration of acquired companies or assets;

•	higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	retaining key customers, suppliers and employees;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•	operating risks inherent in the acquired business and our business;

•	diversion of the attention and resources of management;

•	consumers’ failure to accept product offerings by us or our licensees;

•	assumption of liabilities not identified in due diligence;

•	the impact on our or an acquired business’ internal controls and compliance with the requirements under the Sarbanes-Oxley Act of 2002; and

•	other unanticipated issues, expenses and liabilities.

We cannot assure you that any acquisition will not have a material adverse impact on our financial condition and results of operations.

Recent and future economic conditions, including volatility in the financial and credit markets, have affected, and in the future may adversely affect, our business.

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

Recent or future volatility in the financial and credit markets could make it more difficult for us to obtain financing or refinance existing debt when the need arises or on terms that would be acceptable to us.

A substantial portion of our revenue and gross profit is derived from a small number of large customers and the loss of any of these customers could substantially reduce our revenue.

A few of our customers account for significant portions of our revenue. Sales to our five largest customers were 18.7% of our revenue in 2012, 19.5% of our revenue in 2011 and 22.6% of our revenue in 2010. Macy’s, our largest customer, accounted for 8.7% of our revenue in 2012, 9.4% of our revenue in 2011 and 10.1% of our revenue in 2010.

Tommy Hilfiger is party to a strategic alliance with Macy’s providing for the exclusive wholesale distribution in the United States of most men’s, women’s and children’s sportswear under the Tommy Hilfiger brand. The current term of the agreement with Macy’s ends on January 31, 2014 and is renewable at the option of Macy’s for up to two additional renewal terms of three years each. As a result of this strategic alliance, the success of Tommy Hilfiger’s North American wholesale business is substantially dependent on this relationship and on Macy’s ability to maintain and increase sales of Tommy Hilfiger products. We are currently in discussions with Macy’s regarding renewing the agreement and currently expect the renewal to occur, although there can be no assurances this will be the case. In addition, our United States wholesale businesses may be affected by any operational or financial difficulties that Macy’s experiences, including any deterioration in Macy’s overall ability to attract customer traffic or in its overall liquidity position.

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

A significant portion of our business strategy involves growing our Calvin Klein and Tommy Hilfiger businesses. Our achievement of revenue and profitability growth from Calvin Klein and Tommy Hilfiger will depend largely upon our ability to:

•	realize the synergies, efficiencies and strategic rationale of the Warnaco acquisition;

•	continue to maintain and enhance the distinctive brand identities of the Calvin Klein and Tommy Hilfiger brands;

•	retain key employees at our Calvin Klein and Tommy Hilfiger businesses;

•	continue to maintain good working relationships with Calvin Klein’s and Tommy Hilfiger’s licensees;

•	continue to enter into new (or renew or extend existing) licensing agreements for the Calvin Klein and Tommy Hilfiger brands; and

•	continue to strengthen and expand the Calvin Klein and Tommy Hilfiger businesses.

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

The success of our Calvin Klein and Tommy Hilfiger businesses depends on the value of our “Calvin Klein” and “Tommy Hilfiger” brands, and if the value of either of those brands were to diminish, our business could be adversely affected.

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

Our level of debt could impair our financial condition and ability to operate.

As of February 3, 2013, we had outstanding an aggregate of $900 million of term loan borrowings under our amended senior secured credit facility, $1.3 billion of senior unsecured notes ($700 million of which was issued in connection with the Warnaco acquisition) and $100 million of secured debentures. On February 13, 2013 we terminated our amended senior secured credit facility and entered into a new senior secured credit facility, under which we had $3.075 billion of borrowings outstanding as of February 13, 2013. Our level of debt could have important consequences to investors, including:

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

•
placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, acquisitions, contributions to pension plans and general corporate requirements; and

•	with respect to any borrowings we make at variable interest rates, including under our senior secured credit facility, leaving us vulnerable to increases in interest rates generally.

Our business is exposed to foreign currency exchange rate fluctuations.

Our Tommy Hilfiger business and the Calvin Klein jeanswear and underwear businesses acquired from Warnaco each have a substantial international component, which exposes us to significant foreign exchange risk. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Brazilian Real, the Japanese Yen, the Korean Won, the British Pound, the Canadian dollar, the Mexican Peso, the Indian Rupee and the Chinese Yuan, will have a negative impact on our results of operations.

We have exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with certain international inventory purchases and certain intercompany loans. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these transactions, but we are unable to entirely eliminate these risks.

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

We conduct business, directly or through licensees and other partners, in countries that are or have been subject to exchange rate control regulations and have, as a result, experienced difficulties in receiving payments owed to us when due, with amounts left unpaid for extended periods of time. Although the amounts to date have been immaterial to us, as our international businesses grow and if controls are enacted or enforced in additional countries, there can be no assurance that such controls would not have a material and adverse effect on our business, financial condition or results of operations.

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

•
political or military conflict involving any of the countries in which we operate, which could cause a delay in the transportation of our products and raw materials to us and an increase in transportation costs;

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

•	a significant decrease in factory and shipping capacity;

•	a significant increase in wage and shipping costs;

•	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	migration and development of manufacturers, which could affect where our products are or are planned to be produced;

•
imposition of regulations, quotas and safeguards relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

•	imposition of duties, taxes and other charges on imports;

•	a significant fluctuation of the value of the United States dollar against foreign currencies; and

•	restrictions on transfers of funds out of countries where our foreign licensees are located.

If our manufacturers, or the manufacturers used by our licensees, fail to use legal and ethical business practices, our business could suffer.

We require our manufacturers, and the manufacturers used by our licensees (and the licensees themselves), to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices, and our staff and third parties we retain for such purposes periodically visit and monitor the operations of these independent parties to determine compliance. In 2012, we signed a Joint Memorandum of Understanding to improve fire and building safety in Bangladesh’s apparel factories and we continue to collaborate with factories, suppliers, industry participants and other engaged stakeholders to improve the lives of our factory workers and others in our sourcing communities. However, we do not control our manufacturers, or the manufacturers used by our licensees, or their labor, manufacturing and other business practices. If any of these manufacturers (or licensees) violates labor, environmental, building and fire safety, or other laws or implements labor, manufacturing or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be cancelled and relationships could be terminated. In addition, we could be the focus of adverse publicity and our reputation could be damaged. This could be more adverse if multiple manufacturers engaged in these types of activities. Any of these events could have a material adverse effect on our revenue and, consequently, our results of operations.

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

We rely on our licensing partners to preserve the value of our brands. Although we make every attempt to protect our brands through, among other things, approval rights over design, production quality, packaging, merchandising, distribution, advertising and promotion of our products, we cannot assure you that we can control the use by our licensing partners of each of our licensed brands. The misuse of our brands by a licensing partner could have a material adverse effect on our business, financial condition and results of operations. As a substantial portion of our Calvin Klein licensing revenue was generated from Warnaco (previously our largest licensee), this exposure has been substantially reduced by the acquisition of Warnaco on February 13, 2013.

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

Competition is intense in the apparel industry. We compete with numerous domestic and foreign designers, brands, manufacturers and retailers of apparel, accessories and footwear, some of which are significantly larger or more diversified or have greater resources than we do. In addition, through their use of private label programs, we compete directly with our wholesale customers. We compete within the apparel industry primarily on the basis of:

•	anticipating and responding to changing consumer tastes and demands in a timely manner and developing attractive, quality products;

•	maintaining favorable brand recognition;

•	appropriately pricing products and creating an acceptable value proposition for customers;

•	providing strong and effective marketing support;

•	ensuring product availability and optimizing supply chain efficiencies with third-party manufacturers and retailers; and

•	obtaining sufficient retail floor space and effective presentation of our products at retail.

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

We depend on the services and management experience of our executive officers who have substantial experience and expertise in our business. We also depend on other key employees involved in our licensing, design and advertising operations. Competition for qualified personnel in the apparel industry is intense and competitors may use aggressive tactics to recruit our key employees. The unexpected loss of services of one or more of these individuals could materially adversely affect us.

A significant shift in the relative sources of our earnings, adverse decisions of tax authorities or changes in tax treaties, laws, rules or interpretations could have a material adverse effect on our results of operations and cash flow.

We have direct operations in many countries, and the applicable tax rates vary by jurisdiction. As a result, our overall effective tax rate could be materially affected by the relative level of earnings in the various taxing jurisdictions to which our earnings are subject. In addition, the tax laws and regulations in the countries where we operate may be subject to change and there may be changes in interpretation and enforcement of tax law. As a result, we may pay additional taxes if tax rates increase or if tax laws, regulations or treaties in the jurisdictions where we operate are modified by the competent authorities in an adverse manner.

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

Our profitability may decline as a result of increasing pressure on margins.
The apparel industry, particularly in the United States (our largest market), is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our profitability to decline if we are unable to appropriately manage inventory levels and/or offset price reductions with sufficient reductions in product costs or operating expenses. This could have a material adverse effect on our results of operations, liquidity and financial condition.

We rely significantly on information technology. Our businesses could be adversely impacted if our computer systems are disrupted or cease to operate effectively.
Our ability to effectively manage and operate our business depends significantly on information technology systems. This is particularly important as we commence the integration of Warnaco and seek to transition its business and financial reporting systems onto our platforms. The failure of our systems to operate effectively, disruption in our systems or our inability to merge our systems with Warnaco’s could adversely impact our operations. Additionally, any electronic or physical security breach involving the misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability and adversely affect our business and results of operations.

Volatility in securities markets, interest rates and other economic factors could substantially increase our defined benefit pension costs and liabilities.
We have significant obligations under our defined benefit pension plans. These obligations will increase significantly as a result of the Warnaco acquisition, both as a result of the addition of a large number of new participants and because Warnaco has a discontinued plan, the assets of which still must be maintained. The funded status of our pension plans is dependent on many factors, including returns on invested plan assets and the discount rate used to measure pension obligations. Unfavorable returns on plan assets, a lower discount rate or unfavorable changes in the applicable laws or regulations could materially change the timing and amount of pension funding requirements, which could reduce cash available for our business.
Our operating performance also may be significantly impacted by the amount of expense recorded for our pension plans. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in pension expense, generally in the fourth quarter of the year, which can create volatility in our operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties which we occupied as of February 3, 2013 are set forth below:

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

In addition, as of February 3, 2013, we lease certain other administrative/support offices and showrooms in various domestic and international locations. We also leased and operated over 1,000 retail locations as of February 3, 2013 in the United States, Canada, Europe and Japan.

Our Jonesville, North Carolina property is subject to a lien under our secured revolving credit facility, which we entered into on February 13, 2013.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and the dividends declared on our common stock appear in the Notes to Consolidated Financial Statements included in Item 8 of this report under Note 11, “Stockholders’ Equity,” and under the heading “Selected Quarterly Financial Data- Unaudited” on pages F-52 and F-53. See Note 6, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 25, 2013, there were 667 stockholders of record of our common stock. The closing price of our common stock on March 25, 2013 was $113.20.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 29, 2012
November 25, 2012	70	$102.52	—	—
November 26, 2012
December 30, 2012	210	96.80	—	—
December 31, 2012
February 3, 2013	15	93.90	—	—
Total	295	$98.01	—	—
___________________

(1)
Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the fourth quarter of 2012 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the Russell Midcap Index, the S&P MidCap 400 Index and the S&P 400 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended February 3, 2013.

Value of $100.00 invested after 5 years:

Our Common Stock	$273.96
Russell Midcap Index	$134.24
S&P MidCap 400 Index	$144.77
S&P 400 Apparel, Accessories & Luxury Goods Index	$271.36

Item 6. Selected Financial Data

Selected Financial Data appears under the heading “Five Year Financial Summary” on pages F-57 and F-58.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis is intended to provide you with information about us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including our own brands — Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW and Bass, and our licensed brands — Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Sean John, Chaps, Donald J. Trump Signature Collection, JOE Joseph Abboud, DKNY, Ike Behar and John Varvatos, as well as certain other owned, licensed and private label brands.

We acquired Warnaco on February 13, 2013 for $3.1 billion, of which $2.2 billion was paid in cash and the balance through the issuance of approximately 7.7 million shares of our common stock. We funded the cash portion and related costs of the acquisition and repaid a portion of our and Warnaco’s previously outstanding debt with the net proceeds of: (i) an offering of $700.0 million of 4 1/2% senior notes due 2022; and (ii) $3.075 billion of term loans borrowed under new senior secured credit facilities. These items are more fully described in the section entitled “Liquidity and Capital Resources” below.

Warnaco designs, sources, markets, licenses and distributes a broad line of intimate apparel, sportswear and swim products worldwide. Warnaco’s products are sold under the highly-recognized Calvin Klein, Speedo, Warner’s and Olga brand names and are distributed domestically and internationally, through all major channels of distribution. The Warnaco transaction, which follows our transformational acquisitions of Calvin Klein in 2003 and Tommy Hilfiger in 2010, reinforces our strategy to drive the Calvin Klein brand’s reach globally. Prior to the acquisition, Warnaco was our largest licensee for Calvin Klein products and the royalties it paid us, together with fees paid on its sales of Calvin Klein underwear, sleepwear and loungewear (product categories for which it beneficially owns the Calvin Klein trademarks), accounted for approximately 37% of our Calvin Klein royalty, advertising and other revenue in 2012. By reuniting the Calvin Klein brand under one owner, we will have complete direct global control of the brand image and commercial decisions for the two largest Calvin Klein apparel categories — jeanswear and underwear. Under a single brand vision, we will be able to better coordinate product design, merchandising, supply chain, retail distribution and marketing, which will strengthen the brand’s image, positioning and execution across all markets. The Warnaco acquisition also takes advantage of our and Warnaco’s complementary geographic operations. Warnaco’s operations in Asia and Latin America will enhance our opportunities in these high-growth regions, and we will have the ability to leverage our expertise and infrastructure in North America and Europe to enhance the growth and profitability of Warnaco’s Calvin Klein jeanswear and underwear businesses in these regions. The acquisition also brings the Speedo, Warner’s and Olga brands into our Heritage Brands portfolio. With a diversified brand portfolio and strong operations in every major consumer market around the world, we believe our business will be better balanced across geographies, channels of distribution, product categories and price points, and we will have the opportunity to realize revenue growth and enhanced profitability. We also believe the Warnaco acquisition creates significant opportunities to achieve synergies, principally with respect to certain corporate functions and duplicative brand management functions in North America and Europe. We expect to realize the synergies in full by the end of 2016.
Our acquisition of Tommy Hilfiger in 2010 provided us with an established international platform in Europe that is a strategic complement to our strong North American presence and gives us resources and expertise needed to grow our brands and businesses internationally. As discussed above, the acquisition of Warnaco presents us with the opportunity to continue to grow our brands around the world. We are also pursuing growth opportunities for the Tommy Hilfiger brands through, among other things, joint ventures in the rapidly emerging markets of China, India and Brazil, and intensifying efforts in underdeveloped markets.
Our revenue reached a record $6.0 billion in 2012, approximately 39% of which was generated internationally. Our global designer lifestyle brands, Tommy Hilfiger and Calvin Klein, together generated approximately 72% of this revenue. We currently estimate that with the addition of Warnaco, approximately 45% of our annual revenue will be generated internationally and revenue for our Tommy Hilfiger and Calvin Klein businesses will approximate 75% of our total revenue.
Our business strategy is to manage and market a portfolio of nationally and internationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. Our internationally renowned designer lifestyle brands, Calvin Klein and Tommy Hilfiger, offer additional geographic distribution channel and price point opportunities as compared to our heritage brands.

RESULTS OF OPERATIONS

Operations Overview

During 2012, we generated net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of men’s dress shirts, neckwear and underwear, men’s and women’s sportswear, footwear, accessories and related products under owned and licensed trademarks; and (ii) over 1,000 company-operated retail locations worldwide of apparel, footwear, accessories and other products under our Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD and Bass trademarks. We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. Calvin Klein royalty, advertising and other revenue, which comprised 78% of total royalty, advertising and other revenue in 2012, is derived across various regions under licenses and other arrangements for a broad array of products offered under our Calvin Klein brands.

Our future operating performance and financial results will be significantly impacted by the Warnaco acquisition, including in regard to revenue, gross margin, operating expenses and cash flows. A substantial portion of our Calvin Klein licensing revenue was generated from Warnaco and, therefore, our royalty, advertising and other revenue will decrease significantly (such amount generated from Warnaco was approximately $145 million in 2012). The loss of licensing revenue will also affect our gross profit on total revenue, as licensing revenue carries no cost of goods sold. In addition, the financing of the transaction has greatly impacted our capital structure, will cause our interest expense to increase, and will require us to use significant amounts of our cash to pay interest and principal. Our effective tax rate will also be impacted as Warnaco has significant operations in jurisdictions that are generally taxed at rates higher than our current effective tax rate. Additionally, we incurred in 2012, and expect to incur over the next four years, significant costs and charges related to the acquisition, integration and related restructuring. In 2012, we incurred pre-tax charges of $42.6 million and expect to incur approximately $175 million to $200 million of additional pre-tax charges over the next four years, approximately $125 million of which is expected to be incurred in 2013. Our segment reporting will also change as a result of the acquisition.

We acquired Tommy Hilfiger in the second quarter of 2010. We recorded pre-tax charges in 2010 in connection with the acquisition and integration of Tommy Hilfiger that totaled $338.3 million, including: (i) a loss of $140.5 million associated with hedges against Euro to United States dollar exchange rates relating to the purchase price; (ii) short-lived non-cash valuation amortization charges of $76.8 million, which became fully amortized during 2010; and (iii) transaction, integration, restructuring and debt extinguishment costs of $121.0 million. We incurred pre-tax charges of $20.5 million and $69.5 million during 2012 and 2011, respectively, in connection with the integration and the related restructuring, including product exit charges. We reacquired during the third quarter of 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license. We paid $25.0 million as consideration for this transaction and are required to make annual contingent purchase price payments under certain circumstances. In connection with the transaction, we were required to record an expense of $20.7 million in 2011 due to the settlement of an unfavorable contract as a result of a pre-existing relationship with the licensee, as the license provided favorable terms to the licensee. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

In the fourth quarter of 2010, we exited our United Kingdom and Ireland Van Heusen dresswear and accessories business. We recorded pre-tax charges in connection with this exit of $6.6 million in 2010, which consists principally of non-cash charges. In 2011, we announced we would be exiting in 2012 our licensed Timberland men’s wholesale sportswear and our Izod women’s wholesale sportswear businesses. We incurred pre-tax charges of $8.1 million during 2011 in connection with these two initiatives.

We amended and restated our senior secured credit facility in the first quarter of 2011. We recorded debt modification costs of $16.2 million in connection with this transaction. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

Our calculations of the comparable store sales percentages throughout this discussion are based on comparable weeks and, therefore, exclude an extra week in 2012, as our 2012 fiscal year included 53 weeks of operations.

During the fourth quarter of 2012, we changed our method of accounting for our pension and other postretirement plans. As part of this change, we elected to begin immediately recognizing actuarial gains and losses in our operating results in the year in which they occur. We have applied this change retrospectively, adjusting all prior periods. This change resulted in recording actuarial losses of $28.1 million, $76.1 million and $4.5 million in 2012, 2011 and 2010, respectively.

The following table summarizes our income statements in 2012, 2011 and 2010:

	2012	2011	2010
(dollars in millions)
Net sales	$5,540.8	$5,410.0	$4,219.7
Royalty revenue	370.0	356.0	306.7
Advertising and other revenue	132.2	124.6	110.4
Total revenue	6,043.0	5,890.6	4,636.8
Gross profit	3,249.2	3,055.9	2,422.0
% of total revenue	53.8%	51.9%	52.2%
Selling, general and administrative expenses	2,594.3	2,549.9	2,071.8
% of total revenue	42.9%	43.3%	44.7%
Debt modification and extinguishment costs	—	16.2	6.7
Other loss	—	—	140.5
Equity in income of unconsolidated affiliates	5.4	1.4	—
Income before interest and taxes	660.4	491.2	203.0
Interest expense	118.7	129.4	128.6
Interest income	1.5	1.3	1.7
Income before taxes	543.1	363.1	76.2
Income tax expense	109.3	87.4	21.8
Net income	$433.8	$275.7	$54.4

Total Revenue

Net Sales

Our net sales were $5.541 billion in 2012, $5.410 billion in 2011 and $4.220 billion in 2010. The 2012 net sales increase of $130.8 million as compared to 2011 included a negative impact of approximately $210 million, or 4%, of which approximately $110 million was due to foreign currency translation and approximately $100 million was attributable to the exit from the Izod women’s and Timberland wholesale sportswear businesses. The overall increase in 2012 as compared to 2011 was due principally to the effect of the following items:

•
The aggregate addition of $154.1 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 10%, principally driven by retail comparable store sales growth of 10%. Net sales in the Tommy Hilfiger International segment increased 2%, including a negative impact of approximately $110 million, or 6%, related to foreign currency translation. European retail comparable store sales grew 11% and the European wholesale business exhibited strong growth, but these increases were partially offset by continued weakness in Japan, where we are currently in the process of strategically repositioning and investing in the brand.

•
The addition of $87.1 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, driven by (i) a 12% increase in the North American Calvin Klein retail business, which was due to new store openings, store expansions and a 5% increase in comparable store sales; and (ii) a 16% increase in the North American wholesale business.

•
The aggregate reduction of $99.6 million in net sales attributable to our Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear and Heritage Brand Retail segments. Comparable store sales in the Heritage Brand Retail segment were relatively flat as compared to the prior year period, while sales in the Heritage Brand Wholesale Sportswear segment decreased 13%, due principally to the negative impact of approximately $100 million related to the exited sportswear businesses, partially offset by strong growth in our ongoing sportswear businesses in the second half of the year. The Heritage Brand Wholesale Dress Furnishings segment experienced a 7% decrease due primarily to a reduction in dress furnishings sales to J.C. Penney.

The 2011 net sales increase of $1.190 billion as compared to 2010 net sales was due principally to the effect of the following items:

•
The addition of $433.7 million and $267.6 million of first quarter net sales in our Tommy Hilfiger International and Tommy Hilfiger North America segments, respectively, as the acquisition of Tommy Hilfiger was not completed until the second quarter of 2010.

•
The addition of $262.2 million and $116.6 million, attributable to second through fourth quarter growth in the Tommy Hilfiger International and Tommy Hilfiger North America segments, respectively. This increase was driven by low double-digit growth in the European wholesale division, combined with retail comparable store sales growth of 10% and 14% for our Tommy Hilfiger International and Tommy Hilfiger North America retail businesses, respectively. Also contributing to the revenue increase was a net benefit of approximately $55 million in our Tommy Hilfiger International segment related to foreign currency translation.

•
The addition of $85.1 million of net sales attributable to growth in our Other (Calvin Klein Apparel) segment, as our Calvin Klein retail business posted a 16% increase in comparable store sales in 2011 and the wholesale business experienced low double-digit growth.

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

•
The reduction of $31.2 million of sales attributable to our Heritage Brand Wholesale Sportswear segment, which was driven particularly by decreases in the Timberland division, which we exited in 2012, and the Izod division.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue was $502.2 million in 2012 as compared to $480.6 million in 2011. Of the $21.6 million increase, $12.0 million was attributable to our Tommy Hilfiger business, due principally to strong performance in watches, footwear and eyewear and growth in Asia and Latin America. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased 2%, including a negative impact of 1% related to foreign currency translation. Continued global growth in women’s sportswear, dresses, footwear and handbags was partially offset by a decline in royalty revenue related to a reduction in the European Calvin Klein bridge and accessories business attributable, in part, to our decision to terminate Warnaco’s licenses and operate the business directly, and weakness in jeans and women’s underwear in Europe and the United States.

Royalty, advertising and other revenue was $480.6 million in 2011 as compared to $417.1 million in 2010. Of this $63.5 million increase, $25.6 million was attributable to our Tommy Hilfiger business, due principally to the addition of first quarter royalty, advertising and other revenue, combined with second through fourth quarter increases due to growth in Central and South America and Asia, and strong performance in tailored apparel, fragrance and eyewear. Within the Calvin Klein Licensing segment, global licensee royalty revenue increased $28.1 million, or 11%, as compared to 2010 driven by growth across virtually all product categories and regions, with jeanswear, underwear, fragrance, footwear, accessories and women’s sportswear and dresses performing particularly well. Calvin Klein advertising and other revenue increased $11.1 million to $108.6 million in 2011 as compared to 2010, driven principally by the launch in the first quarter of 2011 of the global marketing campaign supporting the introduction of the new ck one lifestyle brand for jeanswear, underwear and fragrance. Advertising and other revenue is generally collected and spent and, therefore, is presented as both a revenue and an expense within our income statement, with minimal net impact on earnings.

Impact of Warnaco Acquisition on Future Revenue

Revenue in 2013 will be significantly impacted by the acquisition of Warnaco. We currently expect revenue in 2013 will be approximately $8.2 billion. This amount reflects the elimination of approximately $200 million of revenue generated, in the aggregate, by us and Warnaco in 2012 through transactions between each other, approximately $100 million of additional lost revenue from the absence of the 53rd week in 2013 and the revenue generated by Warnaco for the first ten days of our 2013 fiscal year as the acquisition did not close until February 13, 2013. Our expectation for revenue from the acquired Warnaco business is approximately $2.15 billion, which is relatively flat as compared to Warnaco’s 2012 revenue (excluding approximately $230 million of revenue related to the Chaps men’s sportswear business, as Ralph Lauren Corporation reacquired the Chaps license effective contemporaneously with the Warnaco acquisition). Approximately $145 million of the

$200 million of revenue generated between us and Warnaco referred to above relates to Calvin Klein licensing revenue generated from Warnaco, and, as such, the royalty, advertising and other revenue generated by our Calvin Klein licensing business will decrease in 2013 due to the acquisition. This will also have a significant impact on our gross profit percentage on total revenue, as more fully discussed below.

Gross Profit on Total Revenue

Gross profit on total revenue is calculated as total revenue less cost of goods sold. Included as cost of goods sold are costs associated with the production and procurement of product, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges. All of our royalty, advertising and other revenue is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross profit as a percentage of total revenue for 2012, 2011 and 2010:

	2012	2011	2010
Components of revenue:
Net sales	91.7%	91.8%	91.0%
Royalty, advertising and other revenue	8.3%	8.2%	9.0%
Total	100.0%	100.0%	100.0%
Gross profit as a % of total revenue	53.8%	51.9%	52.2%

Gross profit on total revenue in 2012 was $3.249 billion, or 53.8% of total revenue, compared to $3.056 billion, or 51.9% of total revenue, in 2011. Gross profit as a percentage of revenue increased 190 basis points in 2012 as compared with 2011, due primarily to our mix of business, as we experienced faster growth in our higher-margin Tommy Hilfiger and Calvin Klein businesses while exiting the lower-margin Izod women’s and Timberland wholesale sportswear businesses. In addition, our Tommy Hilfiger business experienced an increase in gross profit as a percentage of revenue resulting from higher average unit retail selling prices globally.

Gross profit as a percentage of total revenue decreased 30 basis points in 2011 as compared with 2010, due principally to (i) the negative impact of higher overall product costs in 2011, particularly in the second half of the year, and increased promotional selling during 2011 in our Izod and Timberland wholesale sportswear businesses; (ii) the negative impact of a change in revenue mix, as royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, decreased in 2011 as a percentage of total revenue; (iii) the positive impact of the absence in 2011 of $44.5 million of short-lived non-cash valuation amortization charges that were recorded during 2010 as a result of the Tommy Hilfiger acquisition; and (iv) the positive impact of owning Tommy Hilfiger for a full year in 2011, as Tommy Hilfiger’s gross profit rates are higher than our other non-licensing businesses.

We currently expect that the gross profit percentage on total revenue in 2013 will decrease as compared with 2012 due to the Warnaco acquisition, as our royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, will decrease as a percentage of total revenue and will be replaced by a directly-operated business, which does carry a cost of sales. In addition, we expect the gross profit percentage in 2013 to decrease as a result of one-time acquisition adjustments expected to be recorded in connection with the Warnaco acquisition.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses were as follows:

	2012	2011	2010
(dollars in millions)
SG&A expenses	$2,594.3	$2,549.9	$2,071.8
% of total revenue	42.9%	43.3%	44.7%

SG&A expenses in 2012 were $2.594 billion, or 42.9% of total revenue, as compared to $2.550 billion, or 43.3% of total revenue in 2011. The 40 basis point decrease in SG&A expenses as a percentage of total revenue was due primarily to the effect of (i) an 80 basis point decrease due to lower pension expense resulting from smaller actuarial losses; and (ii) a net 50 basis point decrease due to a reduction in acquisition, integration and restructuring costs; partially offset by (iii) a 90 basis point increase due principally to faster growth in the higher-expense Tommy Hilfiger and Calvin Klein businesses.

SG&A expenses in 2011 were $2.550 billion, or 43.3% of total revenue, as compared to $2.072 million, or 44.7% of total revenue in 2010. The 140 basis point decrease in SG&A expenses as a percentage of total revenue was due primarily to the effect of (i) a net 170 basis point decrease due to a reduction in acquisition, integration and related restructuring costs; and (ii) a 90 basis point decrease due principally to leveraging of expenses; offset, in part, by (iii) a 120 basis point increase due to higher pension expense resulting from larger actuarial losses.

We currently expect that our SG&A expenses as a percentage of total revenue in 2013 will decrease as compared to 2012 due principally to the addition of Warnaco’s businesses, most of which are lower-expense wholesale businesses. This decrease is expected to be offset, in part, by acquisition, integration and restructuring costs associated with the acquisition. Our SG&A expenses are expected to be significantly impacted by the amount of expense recorded for our pension plans due to the change in accounting method discussed above. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in pension expense, generally in the fourth quarter of the year, which can create volatility in our operating results.

Debt Modification and Extinguishment Costs

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

We currently expect to incur costs in 2013 related to the termination of our previously outstanding term loans and the replacement of such term loans with new senior secured credit facilities entered into in connection with the Warnaco acquisition. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of this transaction.

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

Equity in Income of Unconsolidated Affiliates

The equity in income of unconsolidated affiliates during 2012 was $5.4 million as compared to $1.4 million during 2011. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China and India, both of which began operations under our partnership in the third quarter of 2011, and in Brazil, which began operations in the fourth quarter of 2012. Our investments in these joint ventures are being accounted for under the equity method of accounting. Please refer to the section entitled “Investments in Unconsolidated Affiliates (China, India and Brazil Joint Ventures)” within “Liquidity and Capital Resources” below for a further discussion of our investments in these joint ventures.

Interest Expense and Interest Income

Interest expense decreased to $118.7 million in 2012 from $129.4 million in 2011, principally as a result of payments we made on our term loans during the last two years, partially offset by interest expense incurred on our new $700.0 million of 4 1/2% senior notes due 2022, which were issued during the fourth quarter of 2012 to fund a portion of the consideration for the Warnaco acquisition. Please refer to the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion. Interest income of $1.5 million in 2012 was relatively flat to $1.3 million in 2011.

Interest expense increased slightly to $129.4 million in 2011 from $128.6 million in 2010, principally as a result of the full year impact of our increased debt incurred related to the Tommy Hilfiger acquisition, mostly offset by the additional voluntary repayments of the debt. Interest income decreased to $1.3 million in 2011 from $1.7 million in 2010 due principally to a decrease in our average cash position during the year.

Net interest expense for 2013 is currently expected to increase to approximately $200 million from $117.2 million in 2012, principally as a result of the term loans borrowed under new senior secured credit facilities and the issuance of the $700.0 million of 4 1/2% senior notes due 2022 mentioned above, which were used to fund the Warnaco acquisition and to repay a portion of our and Warnaco’s previously outstanding debt.

Income Taxes

Income tax expense was as follows:

	2012	2011	2010
(dollars in millions)
Income tax expense	$109.3	$87.4	$21.8
Income tax expense as a % of pre-tax income	20.1%	24.1%	28.6%

The effective tax rate for 2012 was 20.1% compared with 24.1% in 2011. Our effective tax rate in 2012 was lower than the United States statutory tax rate primarily due to the benefit of the overall lower tax rates in international jurisdictions, combined with a benefit from the recognition of previously unrecognized net operating losses and tax credits, partially offset by non-deductible acquisition expenses incurred in 2012 in connection with the Warnaco acquisition. The 2012 effective tax rate was lower than 2011 due to certain foreign earnings in 2011 being taxed in the United States, as well as additional tax synergies resulting from the Tommy Hilfiger acquisition, partially offset by non-deductible acquisition expenses incurred in 2012 in connection with the Warnaco acquisition.

The effective tax rate for 2011 was 24.1% compared with 28.6% in 2010. Our effective tax rate in 2011 was lower than the United States statutory tax rate primarily due to the benefit of the overall lower tax rates in international jurisdictions partially offset by foreign earnings taxed in the United States, combined with a tax benefit resulting from revaluing certain deferred tax liabilities in connection with a decrease in the statutory tax rate in Japan. The 2011 effective tax rate was lower than 2010 due in large part to significant non-deductible acquisition expenses and short-lived intangible asset amortization in 2010 in connection with the Tommy Hilfiger acquisition.

We currently anticipate that our 2013 effective tax rate will be between 25.5% to 26.5%. The 2013 effective tax rate is expected to increase as compared to the 2012 effective tax rate as a result of the impact of our acquisition of Warnaco, as Warnaco has significant operations in jurisdictions that are generally taxed at rates higher than our effective tax rate. It is possible that our estimated rate could change from the mix of international and domestic pre-tax earnings, or from discrete events arising from specific transactions, audits by tax authorities or the receipt of new information.

LIQUIDITY AND CAPITAL RESOURCES

Historical Results

Cash Flow Summary

Cash increased $659.0 million during 2012, including net proceeds from the $700 million senior notes offering undertaken in connection with the Warnaco acquisition, partially offset by $300 million of term loan repayments. Cash flow in 2013 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the Warnaco acquisition and the amount of debt repayments we make in 2013.

As of February 3, 2013, approximately $237 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to provide taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $569.5 million in 2012, as compared to $490.7 million in 2011, due primarily to the net effect of (i) an increase in net income; (ii) an increase in cash related to changes in working capital attributable to inventory and trade receivables; and (iii) a decrease in cash due to increased contributions to our defined benefit qualified pension plans.

Investments in Unconsolidated Affiliates (China, India and Brazil Joint Ventures)

We formed a joint venture in Brazil in 2012 in which we own a 40% economic interest. The joint venture holds an exclusive license for the Tommy Hilfiger brand in Brazil that became effective on January 4, 2013. We made funding payments with respect to our 40% interest totaling $6.5 million during 2012.

We formed a joint venture in China in 2011 in which we own a 45% economic interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the prior licensee in 2011. We made funding payments with respect to our 45% interest totaling $17.1 million during 2011.

We completed a $30 million acquisition in 2011 from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM International Limited (“GVM”), of a 50% economic interest in a company that was renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license, and sublicenses the trademarks for certain other product categories in the region. We made additional payments to TH India totaling $1.9 million and $1.6 million during 2012 and 2011, respectively, to contribute our 50% share of funding.

Acquisition of Netherlands Franchisee

We acquired during the third quarter of 2012 from a former Tommy Hilfiger franchisee in the Netherlands 100% of the share capital of ten affiliated companies, which operate 13 Tommy Hilfiger stores in the Netherlands. We paid $13.1 million as consideration for this transaction.

Reacquisition of Tommy Hilfiger Tailored Apparel License

We entered into agreements during 2011 to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership became effective December 31, 2012. Under these agreements, we made a payment of $9.6 million (based on the applicable exchange rate in effect on the payment date) to the licensee during the fourth quarter of 2011 and made an additional payment of $24.8 million (based on the applicable exchange rate in effect on the payment date) to the licensee during the fourth quarter of 2012.

Tommy Hilfiger India Perpetually Licensed Rights Reacquisition

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM. We paid $25.0 million during the third quarter of 2011 as consideration for the transaction. In addition, we are required to make annual contingent purchase price payments based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one-year period. The first one-year period commenced on July 1, 2011. During the third quarter of 2012, we made a contingent purchase price payment of $0.2 million for the first one-year period.

In connection with the transaction, we recorded an expense of $20.7 million in 2011 due to the settlement of an unfavorable contract as a result of a pre-existing relationship with the licensee, as the license provided favorable terms to the licensee.

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

We funded the cash portion and related costs of the Tommy Hilfiger acquisition with cash on hand and the net proceeds of the following activities: (i) the sale of 5.8 million shares of our common stock; (ii) the issuances of an aggregate of 8,000 shares of Series A convertible preferred stock for an aggregate gross purchase price of $200.0 million; (iii) the issuance of $600.0 million of 7 3/8% senior notes due 2020; and (iv) the borrowing of $1.9 billion of term loans under new senior secured credit facilities.

Capital Expenditures

Our capital expenditures in 2012 were $210.6 million compared to $169.8 million in 2011. This increase was due principally to new stores and retail store expansions in the United States and Canada. We currently expect capital expenditures in 2013 to increase as compared to the prior year primarily due to capital expenditures for Warnaco’s operations, as well as our investment in combining the infrastructure of the two companies.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing this acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $51.0 million in 2012. We currently expect that such payments will be between $53 million and $55 million in 2013.

Common Stock Offering

We sold 5.8 million shares of our common stock on April 28, 2010 for net proceeds, after commissions, discounts and related fees and expenses of $364.5 million, which were used to fund a portion of the purchase price for the Tommy Hilfiger acquisition.

Series A Convertible Preferred Stock Issuance

On May 6, 2010, we sold an aggregate of 8,000 shares of Series A convertible preferred stock, par value $100.00 per share, for an aggregate gross purchase price of $200.0 million. We received net proceeds of $188.6 million in connection with this issuance, which were used to fund a portion of the purchase price for the Tommy Hilfiger acquisition. The Series A convertible preferred stock had a liquidation preference of $25,000 per share and was convertible at a price of $47.74. During 2012, the holders of the Series A convertible preferred stock converted all of the convertible preferred stock into 4.2 million shares of our common stock. Holders of the Series A convertible preferred stock were entitled to vote and participate in dividends with the holders of our common stock on an as-converted basis. Due to the conversion of such stock, there were no holders of our Series A convertible preferred stock as of February 3, 2013.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Our Series A convertible preferred stock participated in common stock dividends on an as-converted basis prior to its conversion during 2012. Dividends on common and preferred stock totaled $11.0 million during 2012.

We currently project that cash dividends on our common stock in 2013 will be approximately $12 million based on our current dividend rate, the number of shares of our common stock outstanding as of February 3, 2013, the number of shares of stock issued in connection with the acquisition of Warnaco, and our estimates of stock to be issued during 2013 under our stock incentive plans.

Financing Arrangements

Our capital structure was as follows:

(dollars in millions)	February 3, 2013	January 29, 2012
Short-term borrowings	$10.8	$13.0
Current portion of long-term debt	88.0	70.0
Capital lease obligations	31.1	26.8
Long-term debt	2,211.6	1,832.9
Stockholders’ equity	3,252.6	2,715.4

In addition, we had $892.2 million and $233.2 million of cash and cash equivalents as of February 3, 2013 and January 29, 2012, respectively. $700.0 million of cash and cash equivalents as of February 3, 2013 arose from senior notes that were issued to fund a portion of the consideration for the acquisition of Warnaco.

Short-Term Borrowings

One of our subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of ¥1.000 billion ($10.8 million based on the exchange rates in effect on February 3, 2013) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one-month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless we give notice of termination. The full amount of this facility was borrowed as of February 3, 2013. The weighted average interest rate on the funds borrowed at February 3, 2013 was 0.33%. The maximum amount of borrowings outstanding under this facility during 2012 was approximately $12.5 million.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $10.8 million and $10.4 million in 2012 and 2011, respectively.

4 1/2% Senior Notes Due 2022

On December 20, 2012, we issued $700.0 million principal amount of 4 1/2% senior notes due December 15, 2022. Interest on the 4 1/2% notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013.

We may redeem some or all of these notes at any time prior to December 15, 2017 by paying a “make whole” premium plus any accrued and unpaid interest. Subject to certain conditions, we may also redeem up to 35% of these notes prior to December 15, 2015 with the net cash proceeds of certain equity offerings without having to pay a penalty or “make whole” premium. In addition, we may redeem some or all of these notes on or after December 15, 2017 at specified redemption prices plus any accrued and unpaid interest.

7 3/8% Senior Notes Due 2020

On May 6, 2010, we issued $600.0 million principal amount of 7 3/8% senior notes due May 15, 2020. Interest on the 7 3/8% notes is payable semi-annually in arrears.

We may redeem some or all of these notes on or after May 15, 2015 at specified redemption prices plus any accrued and unpaid interest. We may redeem some or all of these notes at any time prior to May 15, 2015 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, subject to certain conditions, we may also redeem up to 35% of these notes prior to May 15, 2013, by paying a set premium, with the net proceeds of certain equity offerings.

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

7 3/4% Debentures Due 2023

We have outstanding $100.0 million of debentures due on November 15, 2023 with a yield to maturity of 7.80%. The debentures accrue interest at the rate of 7 3/4%, which is payable semi-annually. Pursuant to the indenture governing the debentures, we must maintain a certain level of stockholders’ equity in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the debentures.

Tender for and Redemption of 2011 Notes and 2013 Notes

We commenced tender offers on April 7, 2010 for (i) all of the $150.0 million outstanding principal amount of our notes due 2011; and (ii) all of the $150.0 million outstanding principal amount of our notes due 2013. The tender offers expired on May 4, 2010. On May 6, 2010, we accepted for purchase all of the notes tendered, made payment to tendering holders and called for redemption all of the balance of our outstanding 7 1/4% senior notes due 2011 and all of the balance of our outstanding 8 1/8% senior notes due 2013. The redemption prices of the notes due 2011 and 2013 were 100.000% and 101.354%, respectively, of the outstanding aggregate principal amount of the applicable note, plus accrued and unpaid interest thereon to the redemption date. On May 6, 2010, we made an irrevocable payment, including accrued and unpaid interest, to the trustee for the notes due 2011 and 2013. As a result, such indentures were satisfied and effectively discharged as of May 6, 2010.

Senior Secured Credit Facilities

On May 6, 2010, we entered into a senior secured credit facility, which we amended and restated on March 2, 2011 (“the amended facility”). The amended facility consisted of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. We made payments on our term loans of approximately $300 million during 2012. As of February 3, 2013, (a) we had an aggregate of approximately $900 million of term loan borrowings outstanding under our United States dollar-denominated term loan A and B facilities; (b) we had repaid all of our Euro-denominated term loan A and B facilities; and (c) the amended facility provided for approximately $450 million of revolving credit (based on the applicable exchange rates on February 3, 2013), under which we had no revolving credit borrowings and $42.4 million of letters of credit outstanding. The amended facility was terminated on February 13, 2013 and replaced with the senior secured credit facilities entered into in connection with the Warnaco acquisition, as discussed below.

We made payments on our term loans of approximately $450 million during 2011, including a voluntary prepayment of approximately $150 million in connection with the closing of the amended facility in the first quarter of 2011. We paid $10.6 million of fees in cash in connection with the modification of our amended facility in the first quarter of 2011. We made additional payments on our term loans of approximately $300 million during 2012.

As of February 3, 2013, we were in compliance with all financial and non-financial covenants applicable at that time. Please see the section below entitled “Warnaco Acquisition” for a discussion of the material debt covenants to which we are subject under the terms of the new senior secured credit facility entered into in connection with the acquisition of Warnaco.

As of February 3, 2013, our corporate credit was rated Ba2 by Moody’s with a stable outlook and our issuer credit was rated BB+ by Standard & Poor’s with a stable outlook. Both ratings were reaffirmed upon the acquisition of Warnaco. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, the impact of the Warnaco acquisition and related financing, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Warnaco Acquisition

We completed our acquisition of Warnaco on February 13, 2013. We paid $2.181 billion in cash and issued approximately 7.7 million shares of our common stock, valued at $927.0 million, as consideration for the acquistion. In addition, we issued replacement stock awards related to employee stock-based compensation grants valued at approximately $40 million, which for accounting purposes are included in the total consideration of approximately $3.148 billion. The value of the replacement stock awards was determined based on the proportionate amount of the vesting period that had lapsed as of the acquisition date.

We funded the cash portion and related costs of the acquisition and repaid a portion of our and Warnaco’s previously outstanding debt with the net proceeds of: (i) an offering of $700.0 million of 4 1/2% senior notes due 2022, as discussed above; and (ii) $3.075 billion of term loans borrowed under new senior secured credit facilities, as discussed below.

The new senior secured credit facilities (“the new facilities”), were entered into simultaneously with the closing of the Warnaco acquisition. The new facilities consist of a $1.700 billion United States dollar-denominated Term Loan A, a $1.375 billion United States dollar-denominated Term Loan B and senior secured revolving credit facilities in an aggregate principal amount of $750.0 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475.0 million United States dollar-denominated revolving credit facility, (b) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185.9 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs.

As discussed above, the full amounts of the term loans were drawn upon the acquisition’s closing. The revolving credit facilities include amounts available for letters of credit. As of February 13, 2013, we had drawn no revolving credit borrowings and approximately $86.9 million of letters of credit. A portion of each of the United States revolving credit facility and Canadian revolving credit facility is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the greater of (a) $750.0 million and (b) $1.250 billion as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the new facilities) would not exceed 3.00:1.00 after giving pro forma effect to the incurrence of such increase, plus, in either case, an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated). The lenders under the new facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The terms of each of Term Loan A and Term Loan B contain a mandatory repayment schedule on a quarterly basis, such that the total annual repayments are as follows:

	Term Loan
	A	B
Borrowings on February 13, 2013	$1,700,000,000	$1,375,000,000

Percentage required to be repaid for the annual period ending March 31:
2014	5%	1%
2015	5%	1%
2016	7.5%	1%
2017	10%	1%
2018	72.5%	1%
2019		1%
2020		94%

The outstanding borrowings under the new facilities are prepayable at any time without penalty (other than customary breakage costs). The terms of the new facilities require us to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions and (c) a percentage of excess cash flow, which percentage is based upon our net leverage ratio during the relevant fiscal period.

The United States dollar-denominated borrowings under the new facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1.00% and (iii) a one-month adjusted Eurocurrency rate plus 1.00% (provided that, in the case of Term Loan B, in no event will the base rate be deemed to be less than 1.75%) or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the new facilities (provided that, in the case of Term Loan B, in no event will the adjusted Eurocurrency rate be deemed to be less than 0.75%).

Canadian dollar-denominated borrowings under the new revolving credit facility bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian Dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian Dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the new facility.

The borrowings under the new revolving credit facility in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the new facility.

The initial applicable margins will be in the case of Term Loan A and the revolving credit facilities, 2.00% for adjusted Eurocurrency rate loans and 1.00% for base rate loans, as applicable. The applicable margins in the case of Term Loan B are fixed at 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ending May 5, 2013, the applicable margin for borrowings under Term Loan A and the revolving credit facilities will be adjusted based on our quarter end net leverage ratio.

The new facilities contain covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our obligations under our other outstanding debt. These covenants restrict our ability to, among other things:

•	incur or guarantee additional debt or extend credit;

•	make restricted payments, including paying dividends or making distributions on, or redeeming or repurchasing, our capital stock or certain debt;

•	make acquisitions and investments;

•	dispose of assets;

•	engage in transactions with affiliates;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	create liens on our assets or engage in sale/leaseback transactions; and

•	effect a consolidation or merger, or sell, transfer, or lease all or substantially all of our assets.

The new facilities require us to comply with certain financial covenants, including minimum interest coverage and maximum net leverage, beginning with our fiscal quarter ending August 4, 2013. A breach of any of these operating or financial covenants would result in a default under the applicable facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable which would result in acceleration of our other debt. If we were unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of our other indebtedness. We are also subject to similar covenants and restrictions in connection with our other long-term debt agreements.

Contractual Obligations

The following table summarizes, as of February 3, 2013, our contractual cash obligations by future period:

	Payments Due by Period(1)
Description	Total Obligations	2013	2014-2015	2016-2017	Thereafter
(dollars in millions)
Long-term debt(2)	$2,300.0	$88.0	$472.0	$340.0	$1,400.0
Interest payments on long-term debt	810.6	114.0	210.1	171.9	314.6
Short-term borrowings	10.8	10.8
Operating and capital leases(3)	1,836.3	318.0	518.9	400.5	598.9
Inventory purchase commitments(4)	799.5	799.5
Minimum contractual royalty payments(5)	78.2	17.4	25.4	18.2	17.2
Non-qualified supplemental defined benefit plans(6)	18.9	2.0	3.9	3.2	9.8
Sponsorship payments(7)	20.4	10.7	6.8	2.9
Other contractual obligations(8)	14.4	14.4
Total contractual cash obligations	$5,889.1	$1,374.8	$1,237.1	$936.7	$2,340.5
______________________

(1)
Our contractual obligations have materially changed subsequent to the end of 2012 as a result of the Warnaco acquisition. Please refer to the discussion above in this “Liquidity and Capital Resources” section for a description of new debt obligations that were incurred in connection with the financing of the acquisition.

(2)
At February 3, 2013, we had outstanding $560.0 million under a senior secured term loan A facility and $340.0 million under a senior secured term loan B facility, which require mandatory payments through May 6, 2016 (according to the mandatory repayment schedules and prior to the termination and replacement of these facilities, as discussed above), $600.0 million of 7 3/8% senior unsecured notes due May 15, 2020, $700.0 million of 4 1/2% senior unsecured notes due December 15, 2022 and $100.0 million of 7 3/4% debentures due November 15, 2023. Interest on the senior secured term loans was payable quarterly and interest on the senior unsecured notes and debentures is payable semi-annually.

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

(4)
Represents contractual commitments for goods on order and not received or paid for as of February 3, 2013. Substantially all of these goods are expected to be received and the related payments are expected to be made within six months of our year end. This amount does not include foreign currency exchange forward contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please refer to Note 8, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

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

(6)
We have an unfunded non-qualified supplemental defined benefit plan covering two current and 16 retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age

65, provided that prior to the termination of employment with us, the participant has been in such plan for at least 10 years and has attained age 55.

(7)
Represents payment obligations for sponsorships. We have agreements relating to our sponsorship of the Barclay’s Center, the 2014 Super Bowl Host Committee and certain professional sports teams and athletes and other similar sponsorships.

(8)
Represents amounts payable in connection with Tommy Hilfiger’s acquisition of a licensee’s business in Japan prior to our acquisition of Tommy Hilfiger, which obligations we assumed as of the effective date of our acquisition of Tommy Hilfiger.

Not included in the above table are contingent purchase price payments we are obligated to pay Mr. Calvin Klein based on 1.15% of total worldwide net sales, as defined in the agreement governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $51.0 million in 2012.

Not included in the above table are contingent purchase price payments we are obligated to pay GVM based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date of September 7, 2011. Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one-year period commencing on July 1, 2011. During the third quarter of 2012, we made a contingent purchase price payment of $0.2 million for the first one-year period.

Not included in the above table are contributions to our defined benefit qualified pension plans, or payments to employees and retirees in connection with our supplemental executive retirement, supplemental pension and postretirement health plans. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note 10, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. We currently estimate that we will make contributions of approximately $30 million to our pension plans in 2013. Our estimated pension contributions do not include anticipated contributions for the Warnaco plans that we acquired on February 13, 2013. We will update this figure in future filings to reflect these anticipated contributions. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Not included in the above table are $189.1 million of net potential cash obligations associated with unrecognized tax benefits due to the uncertainty regarding the future cash outflows associated with such obligations. Please refer to Note 7, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to unrecognized tax benefits.

Not included in the above table are $12.5 million of asset retirement obligations related to leased office and retail store locations due to the uncertainty of timing of future cash outflows associated with such obligations. Please refer to Note 20, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

Not included in the above table are obligations related to our non-exclusive buying agency agreement with Li & Fung due to uncertainty of the timing and amounts of future cash flows associated with such obligations. Under the terms of the agreement, we are required to use Li & Fung for at least 54% of our global sourcing needs for Tommy Hilfiger products. The buying agency agreement with Li & Fung is terminable by us upon 12 months’ prior notice for any reason, and is terminable by either party (i) upon six months’ prior notice in the event of a material breach by the other party and (ii) immediately upon the occurrence of certain bankruptcy or insolvency events relating to the other party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial position, changes in financial position, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK—INTEREST AND EXCHANGE RATE SENSITIVITY

Financial instruments held by us as of February 3, 2013 include cash equivalents, short and long-term debt, foreign currency forward exchange contracts and an interest rate swap agreement. Note 9, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of February 3, 2013. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at February 3, 2013, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.9 million annually. We entered into new senior secured credit facilities on February 13, 2013, and simultaneously terminated our previously outstanding amended facility. Please refer to Note 21, “Subsequent Events (Unaudited),” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion of our new credit facility. Borrowings under our new senior secured credit facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. As of February 13, 2013, approximately 45% of our total debt was at a fixed rate, with the remainder at variable rates. Given our debt position at February 13, 2013, the effect of a 10 basis point increase in interest rates on our interest expense would be approximately $1.2 million annually.

Our Tommy Hilfiger business and the businesses acquired from Warnaco each have a substantial international component, which exposes us to significant foreign exchange risk. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Brazilian Real, the Japanese Yen, the Korean Won, the British Pound, the Canadian dollar, the Mexican Peso, the Indian Rupee and the Chinese Yuan, will have a negative impact on our results of operations. Our Tommy Hilfiger business and the businesses acquired from Warnaco purchase the majority of the products that they sell in United States dollars, which exposes these international businesses to foreign exchange risk as the United States dollar fluctuates. As such, we currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with such United States dollar-denominated purchases.

We are also exposed to market risk for changes in exchange rates for the United States dollar in connection with our licensing businesses, particularly our Calvin Klein business. As a substantial portion of our Calvin Klein licensing revenue was generated from Warnaco, this exposure has been substantially reduced. Most of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. In addition, certain of our other foreign license agreements expose us to exchange rate changes up to the date we collect payment or convert local currency payments into United States dollars. As a result, during times of a strengthening United States dollar, our foreign royalty revenue will be adversely impacted, and during times of a weakening United States dollar, our foreign royalty revenue will be favorably impacted.

In addition, we have exposure to changes in foreign currency exchange rates on certain intercompany loans. We currently use and plan to continue to use foreign currency forward exchange contracts to mitigate this exposure.

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season. We expect this seasonal pattern will generally continue.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued in May 2011 guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. We adopted this guidance prospectively beginning in 2012 and such adoption did not have a material impact on our consolidated results of operations or financial position.

The FASB issued in September 2011 guidance that is intended to reduce the cost and complexity of the goodwill impairment test by providing an entity with the option to first assess qualitatively whether it is necessary to perform the two-step impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance became effective for us in the first quarter of 2012. We adopted this guidance and performed such tests during the third quarter of 2012. The adoption did not have any impact on our consolidated results of operations or financial position.

The FASB issued in July 2012 guidance that is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. We early adopted this guidance and performed such tests during the third quarter of 2012. The adoption did not have any impact on our consolidated results of operations or financial position.

The FASB issued in February 2013 guidance that requires an entity to provide information about significant amounts reclassified out of accumulated other comprehensive income. For amounts that are required to be reclassified in their entirety to net income in the same reporting period, an entity must report the amounts by component and their corresponding effect on the respective line items of net income. Such information is required to be presented either on the face of the financial statements or as a separate disclosure in the footnotes to the financial statements. For other amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures. This guidance becomes effective for us in the first quarter of 2013. The adoption will not have any impact on our consolidated results of operations or financial position.

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

Inventories—Inventories are comprised principally of finished goods and are stated at the lower of cost or market. Cost for certain wholesale apparel inventories in North America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. We review current business trends, inventory agings and discontinued merchandise categories to determine adjustments which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. We believe that all inventory writedowns required at February 3, 2013 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—During 2012, 2011 and 2010, we determined that the long-lived assets in certain of our retail stores and other locations were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated the undiscounted future cash flows and the related fair value of each asset. The undiscounted future cash flows for each asset were estimated using current sales trends and other factors. If different assumptions had been used for future sales trends, the recorded impairment charges could have been significantly higher or lower. Note 9, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes a further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

Allowance for doubtful accounts—Accounts receivable, as presented on our Consolidated Balance Sheets, is net of an allowance for doubtful accounts. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial condition of our customers and an evaluation of economic conditions. Because we cannot predict future changes in economic conditions and in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and could impact our allowance for doubtful accounts.

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

In 2012, we adopted new authoritative accounting guidance that allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for goodwill and indefinite-lived intangible assets. We would perform the quantitative test if our qualitative assessment determined it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit or asset. Qualitative factors that we consider as part of our assessment include a comparison of the most recent valuation to reporting unit carrying amounts, an increase in our market capitalization and its implied impact on reporting unit fair value, industry and market conditions, macroeconomic conditions, trends in product costs and financial performance of our businesses. If we perform the quantitative test for any reporting units, we use a discounted cash flow method to calculate fair value. The discounted cash flow method is based on the present value of projected cash flows. Assumptions used in these cash flow projections are generally consistent with our internal forecasts. The estimated cash flows are discounted using a rate that represents the weighted average cost of capital. The weighted average cost of capital is based on a number of variables, including the equity-risk premium and risk-free interest rate. Management believes the assumptions used for the impairment tests are consistent with those that would be utilized by a market participant performing similar analyses and valuations. Any projected cash flows and estimates of weighted average cost of capital may be impacted by adverse changes in market and economic conditions and are subject to change based on the facts and circumstances that exist at the time of the valuation. No impairment of goodwill or other intangible assets resulted from our impairment tests in 2012. If different assumptions for our goodwill and other intangible asset impairment tests had been applied, significantly different outcomes could have resulted. Based upon the results of our annual goodwill impairment testing during 2012 and our future cash flow projections, we currently do not believe that any of our reporting units are at significant risk for a future material goodwill impairment.

Pension benefits—Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rate and future compensation increases. Note 10, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth the significant rate assumptions used in performing certain calculations related to our pension plans. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% increase or decrease in the assumed rate of return on assets would decrease or increase, respectively, 2013 net benefit cost by approximately $4 million. Likewise, a 0.25% increase or decrease in the assumed discount rate would decrease or increase, respectively, 2013 net periodic pension expense by approximately $19 million.

During the fourth quarter of 2012, we changed our method of accounting for actuarial gains and losses for our pension and other postretirement plans. Historically, we recognized actuarial gains and losses related to our pension and other postretirement obligations and pension plan assets as a component of other comprehensive income in the periods in which they arose. As set forth in FASB guidance for pension and other postretirement plans, we amortized actuarial gains and losses (to the extent they exceeded a 10% corridor) in future periods over the average remaining service period of active employees or, if substantially all plan participants were inactive, over the average remaining life expectancy of inactive participants, as a component of our net periodic benefit cost. We elected in the fourth quarter of 2012 to begin to immediately recognize actuarial gains and losses in our operating results in the year in which they occur. These gains and losses are measured at least annually as of the end of our fiscal year and, as such, will generally be recognized during the fourth quarter of each year. Additionally, we will no longer calculate expected return on plan assets using a permitted averaging technique for market-related value of plan assets but instead will use the fair value of plan assets. We believe the accounting policy changes improve the transparency of our operational performance by recognizing in current period earnings the financial statement effects of changes in assumptions on our pension and other postretirement obligations and changes in fair value of pension plan assets. The financial data for all prior periods presented has been retrospectively adjusted to reflect the effect of these accounting changes. Please refer to Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a presentation of our operating results before and after the application of this accounting change.

Stock-based compensation—Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We use the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. This model uses assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. The fair value of restricted stock units and restricted stock are determined based on the quoted price of our common stock on the date of grant. The fair value of contingently issuable performance shares is based on the quoted price of our common stock on the date of grant, reduced for the present value of any dividends expected to be paid on our common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to being earned. We record expense for contingently issuable performance shares based on our current expectations of the probable number of shares that will ultimately be issued. The value of our stock-based awards is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results and future estimates may differ substantially from our current estimates.

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-54 and F-55.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2013. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2013. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to our Board of Directors and with respect to our Audit Committee, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2013.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Transactions with Related Persons,” “Election of Directors” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2013.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 20, 2013.

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

2.3
Agreement and Plan of Merger, dated as of October 29, 2012, by and among The Warnaco Group, Inc., PVH Corp. and Wand Acquisition Corp. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on November 2, 2012).

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

+4.9
First Supplemental Indenture, dated as of November 8, 2012, to Indenture dated as of May 6, 2010, between PVH Corp. (formally known as “Phillips-Van Heusen Corporation”) and U.S. Bank National Association, as Trustee.

4.10
Indenture, dated as of December 20, 2012, between PVH Corp. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 20, 2012).

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

10.14
Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco, Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 22, 2005).

*10.15
PVH Corp. Performance Incentive Bonus Plan, as amended and restated effective April 26, 2012 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended April 29, 2012).

*10.16
PVH Corp. Long-Term Incentive Plan, as amended and restated effective April 26, 2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended April 29, 2012).

*10.17	PVH Corp. 2006 Stock Incentive Plan, as amended and restated effective April 26, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 25, 2012).

*10.18
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

*10.21
Restricted Stock Unit Award Agreement, dated July 1, 2008, between Phillips-Van Heusen Corporation and Allen Sirkin (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 3, 2008).

*10.22
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

*10.24
Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 8, 2007); Revised Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended May 4, 2008); Revised Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of December 16, 2008 (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009); Revised Form of Performance Share Award Agreement under the PVH Corp. 2006 Stock Incentive Plan, effective as of April 25, 2012 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended April 29, 2012).

*10.25
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

*10.26
Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.27	Form of Restricted Stock Unit Agreement between Phillips-Van Heusen and Emanuel Chirico (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on July 1, 2009).

10.28
Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A for the period ended August 1, 2010 filed on October 29, 2010); First Amendment to Credit and Guaranty Agreement, dated as of July 26, 2010 to Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010). **

10.29
Amended and Restated Credit and Guaranty Agreement, dated as of March 2, 2011, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, the lenders party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Bank of America, N.A., Credit Suisse Securities (USA) LLC and Royal Bank of Canada, as Co-Documentation Agents  (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended May 1, 2011, filed on February 2, 2012).***

*10.30	Schedule of Non-Management Directors’ Fees, effective June 21, 2012 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 29, 2012).

*10.31
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

+18	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

+21	PVH Corp. Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

+	Filed or furnished herewith.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

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

***	Certain Confidential Information contained in this exhibit was omitted, pursuant to a request for confidential treatment.

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

Dated: April 3, 2013

PVH CORP.

By:	/s/ EMANUEL CHIRICO
Emanuel Chirico
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL CHIRICO	Chairman and Chief Executive Officer	April 3, 2013
Emanuel Chirico	(Principal Executive Officer)

/s/ MICHAEL SHAFFER	Executive Vice President and Chief Operating &	April 3, 2013
Michael Shaffer	Financial Officer (Principal Financial Officer)

/s/ BRUCE GOLDSTEIN	Senior Vice President and Controller	April 3, 2013
Bruce Goldstein	(Principal Accounting Officer)

/s/ FRED GEHRING	Chief Executive Officer, Tommy Hilfiger and	April 3, 2013
Fred Gehring	PVH International Operations and Director

/s/ MARY BAGLIVO	Director	April 3, 2013
Mary Baglivo

/s/ JUAN FIGUEREO	Director	April 3, 2013
Juan Figuereo

/s/ JOSEPH B. FULLER	Director	April 3, 2013
Joseph B. Fuller

/s/ MARGARET L. JENKINS	Director	April 3, 2013
Margaret L. Jenkins

/s/ BRUCE MAGGIN	Director	April 3, 2013
Bruce Maggin

/s/ V. JAMES MARINO	Director	April 3, 2013
V. James Marino

/s/ HELEN MCCLUSKEY	Director	April 3, 2013
Helen McCluskey

/s/ HENRY NASELLA	Director	April 3, 2013
Henry Nasella

/s/ RITA M. RODRIGUEZ	Director	April 3, 2013
Rita M. Rodriguez

/s/ CRAIG RYDIN	Director	April 3, 2013
Craig Rydin

Exhibit Index

4.9
First Supplemental Indenture, dated as of November 8, 2012, to Indenture dated as of May 6, 2010, between PVH Corp. (formally known as “Phillips-Van Heusen Corporation”) and U.S. Bank National Association, as Trustee.

18	Letter of Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

21	PVH Corp. Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PVH CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-59

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PVH CORP.

CONSOLIDATED INCOME STATEMENTS - AS ADJUSTED
(In thousands, except per share data)

	2012	2011	2010
Net sales	$5,540,821	$5,410,028	$4,219,739
Royalty revenue	370,019	356,035	306,708
Advertising and other revenue	132,159	124,561	110,401
Total revenue	6,042,999	5,890,624	4,636,848
Cost of goods sold	2,793,769	2,834,735	2,214,897
Gross profit	3,249,230	3,055,889	2,421,951
Selling, general and administrative expenses	2,594,315	2,549,850	2,071,781
Debt modification and extinguishment costs	—	16,233	6,650
Other loss	—	—	140,490
Equity in income of unconsolidated affiliates, net	5,447	1,367	—
Income before interest and taxes	660,362	491,173	203,030
Interest expense	118,747	129,355	128,561
Interest income	1,497	1,267	1,739
Income before taxes	543,112	363,085	76,208
Income tax expense	109,272	87,388	21,831
Net income	$433,840	$275,697	$54,377
Basic net income per common share	$5.98	$3.86	$0.83
Diluted net income per common share	$5.87	$3.78	$0.81

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2012	2011	2010
Net income	$433,840	$275,697	$54,377
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $469, $(1,070) and $(149)	86,492	(82,062)	147,574
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(338), $(344) and $(310)	(542)	(535)	(578)
Net unrealized and realized (loss) gain on effective hedges, net of tax expense (benefit) of $2,681, $(2,822) and $(256)	(19,903)	18,611	(11,899)
Liquidation of foreign operations, net of tax expense of $318	—	—	523
Comprehensive income	$499,887	$211,711	$189,997

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS - AS ADJUSTED
(In thousands, except share and per share data)

	February 3, 2013	January 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$892,209	$233,197
Trade receivables, net of allowances for doubtful accounts of $16,114 and $15,744	418,251	467,628
Other receivables	23,073	13,337
Inventories, net	878,415	809,009
Prepaid expenses	157,802	111,228
Other, including deferred taxes of $38,310 and $53,645	67,256	104,836
Total Current Assets	2,437,006	1,739,235
Property, Plant and Equipment, net	561,335	458,891
Goodwill	1,958,887	1,822,475
Tradenames	2,327,809	2,306,857
Perpetual License Rights	86,000	86,000
Other Intangibles, net	167,196	165,521
Other Assets, including deferred taxes of $61,465 and $11,989	243,316	173,382
Total Assets	$7,781,549	$6,752,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$377,231	$366,138
Accrued expenses	646,130	556,366
Deferred revenue	40,239	38,376
Short-term borrowings	10,847	13,040
Current portion of long-term debt	88,000	69,951
Total Current Liabilities	1,162,447	1,043,871
Long-Term Debt	2,211,642	1,832,925
Other Liabilities, including deferred taxes of $589,796 and $507,023	1,154,891	1,160,116
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Series A convertible preferred stock, par value $100 per share; 8,000 total shares authorized; 0 and 8,000 shares issued and outstanding (with total liquidation preference of $0 and $200,000)	—	188,595
Common stock, par value $1 per share; 240,000,000 shares authorized; 73,324,491 and 68,297,773 shares issued	73,324	68,298
Additional paid in capital – common stock	1,623,693	1,377,922
Retained earnings	1,445,673	1,022,818
Accumulated other comprehensive income	139,882	73,835
Less: 413,596 and 249,531 shares of common stock held in treasury, at cost	(30,003)	(16,019)
Total Stockholders’ Equity	3,252,569	2,715,449
Total Liabilities and Stockholders’ Equity	$7,781,549	$6,752,361

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - AS ADJUSTED
(In thousands)

	2012	2011	2010
OPERATING ACTIVITIES
Net income	$433,840	$275,697	$54,377
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	140,356	132,010	147,137
Equity in income of unconsolidated affiliates, net	(5,447)	(1,367)	—
Deferred taxes	49,987	14,883	(13,430)
Stock-based compensation expense	33,599	40,938	33,281
Impairment of long-lived assets	7,475	7,686	13,900
Actuarial loss on retirement and benefit plans	28,142	76,120	4,534
Disposal of goodwill	—	—	4,157
Debt modification and extinguishment costs	—	16,233	6,650
Expense recorded for settlement of unfavorable contract	—	20,709	—
Losses on settlement of derivative instruments related to the acquisition of Tommy Hilfiger	—	—	140,490
Changes in operating assets and liabilities:
Trade receivables, net	55,694	(40,840)	(114,767)
Inventories, net	(57,518)	(111,248)	(141,655)
Accounts payable, accrued expenses and deferred revenue	86,593	48,224	233,651
Prepaid expenses	(44,275)	(37,065)	(17,659)
Employer pension contributions	(105,000)	(20,020)	(25,600)
Other, net	(53,909)	68,761	34,105
Net cash provided by operating activities	569,537	490,721	359,171
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(37,856)	(34,641)	(2,493,125)
Investments in unconsolidated affiliates	(8,364)	(48,700)	—
Purchase of property, plant and equipment	(210,554)	(169,841)	(100,995)
Contingent purchase price payments	(51,159)	(50,679)	(43,655)
Losses on settlement of derivative instruments related to the acquisition of Tommy Hilfiger	—	—	(140,490)
Net cash used by investing activities	(307,933)	(303,861)	(2,778,265)
FINANCING ACTIVITIES(1)
Net proceeds from revolving credit facilities	—	—	—
Net (payments on) proceeds from short-term borrowings	(2,193)	8,172	4,868
Repayment of credit facilities	(299,598)	(450,725)	(250,000)
Payment of debt modification costs	—	(10,634)	—
Payment of consent fees	(5,749)	—	—
Net proceeds from settlement of awards under stock plans	13,271	24,457	23,939
Excess tax benefits from awards under stock plans	14,889	11,593	9,333
Cash dividends	(10,985)	(10,874)	(10,015)
Acquisition of treasury shares	(13,984)	(5,270)	(2,481)
Payments of capital lease obligations	(10,836)	(10,380)	(6,944)
Net proceeds from common stock offering	—	—	364,529
Net proceeds from preferred stock issuance	—	—	188,595
Net proceeds from issuance of long-term debt	700,000	—	584,357
Net proceeds from credit facilities	—	—	1,823,990
Extinguishment of debt	—	—	(303,645)
Net cash provided (used) by financing activities	384,815	(443,661)	2,426,526
Effect of exchange rate changes on cash and cash equivalents	12,593	(8,720)	10,404
Increase (decrease) in cash and cash equivalents	659,012	(265,521)	17,836
Cash and cash equivalents at beginning of year	233,197	498,718	480,882
Cash and cash equivalents at end of year	$892,209	$233,197	$498,718

(1) See Note 17 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - AS ADJUSTED
(In thousands, except share and per share data)

		Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Income
	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock	Stockholders’ Equity
January 31, 2010		57,139,230	$57,139	$596,344	$713,633	$2,201	$(200,764)	$1,168,553
Net income					54,377			54,377
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(310)						(578)		(578)
Foreign currency translation adjustments, net of tax (benefit) of $(149)						147,574		147,574
Liquidation of foreign operation, net of tax expense of $318						523		523
Net unrealized and realized loss on effective hedges, net of tax (benefit) of $(256)						(11,899)		(11,899)
Total comprehensive income								189,997
Common stock offering, including the sale of 5,250,000 treasury shares		500,000	500	162,573			201,456	364,529
Issuance of restricted stock		350,861	351	(351)				—
Issuance of common stock in connection with the acquisition of Tommy Hilfiger		7,872,980	7,873	467,734				475,607
Issuance of 8,000 preferred shares	$188,595							188,595
Exercise of warrant, net of withholding of 140,207 treasury shares		320,000	320	8,640			(8,960)	—
Settlement of awards under stock plans		1,051,496	1,052	22,887				23,939
Tax benefits from awards under stock plans				10,539				10,539
Stock-based compensation expense				33,281				33,281
Cash dividends					(10,015)			(10,015)
Acquisition of 41,868 treasury shares							(2,481)	(2,481)
January 30, 2011	188,595	67,234,567	67,235	1,301,647	757,995	137,821	(10,749)	2,442,544
Net income					275,697			275,697
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(344)						(535)		(535)
Foreign currency translation adjustments, net of tax (benefit) of $(1,070)						(82,062)		(82,062)
Net unrealized and realized gain on effective hedges, net of tax (benefit) of $(2,822)						18,611		18,611
Total comprehensive income								211,711
Settlement of awards under stock plans		1,063,206	1,063	23,394				24,457
Tax benefits from awards under stock plans				11,943				11,943
Stock-based compensation expense				40,938				40,938
Cash dividends					(10,874)			(10,874)
Acquisition of 80,638 treasury shares							(5,270)	(5,270)
January 29, 2012	188,595	68,297,773	68,298	1,377,922	1,022,818	73,835	(16,019)	2,715,449
Net income					433,840			433,840
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(338)						(542)		(542)
Foreign currency translation adjustments, net of tax expense of $469						86,492		86,492
Net unrealized and realized (loss) on effective hedges, net of tax expense of $2,681						(19,903)		(19,903)
Total comprehensive income								499,887
Settlement of awards under stock plans		837,360	837	12,434				13,271
Tax benefits from awards under stock plans				15,332				15,332
Stock-based compensation expense				33,599				33,599
Conversion of convertible preferred stock	(188,595)	4,189,358	4,189	184,406				—
Cash dividends					(10,985)			(10,985)
Acquisition of 164,065 treasury shares							(13,984)	(13,984)
February 3, 2013	$—	73,324,491	$73,324	$1,623,693	$1,445,673	$139,882	$(30,003)	$3,252,569
See notes to consolidated financial statements.

PVH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency and share amounts in thousands, except per share data)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — PVH Corp. and its subsidiaries (collectively, the “Company”) together constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, Bass, ARROW and Eagle, which are owned, and Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, JOE Joseph Abboud, MICHAEL Michael Kors, Michael Kors Collection, Chaps, Donald J. Trump Signature Collection, DKNY, Elie Tahari, Nautica, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Ike Behar, Axcess, Jones New York and John Varvatos, which are licensed, as well as various other licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear and, to a lesser extent, footwear and other related products and licenses its owned brands over a broad range of products.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities.

Use of Estimates — The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2012, 2011 and 2010 represent the 53 weeks ended February 3, 2013, 52 weeks ended January 29, 2012 and 52 weeks ended January 30, 2011, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company’s balances of cash and cash equivalents at February 3, 2013 consisted principally of bank deposits and investments in money market funds.

Accounts Receivable — Accounts receivable, as presented on the Company’s Consolidated Balance Sheets, is net of allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. Costs associated with allowable customer markdowns and operational chargebacks, net of the expected recoveries, are part of the provision for allowances included in accounts receivable. These provisions result from seasonal negotiations, as well as historic deduction trends net of expected recoveries, and the evaluation of current market conditions.

Goodwill and Other Intangible Assets — The Company assesses the recoverability of goodwill annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Under Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangible assets, a reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar economic characteristics. In 2012, the Company adopted new authoritative accounting guidance that allows it to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. The Company performs the quantitative test if its qualitative assessment determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. When performing the quantitative test, an impairment loss is recognized if the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. The estimated fair value of a reporting unit is calculated using a discounted cash flow model.

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

the carrying amount may be impaired. In 2012, the Company also adopted new authoritative accounting guidance that allows it to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for its indefinite-lived intangible assets. The Company performs the quantitative test if its qualitative assessment determined it was more likely than not that the assets are impaired. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. When performing the quantitative test, an impairment loss is recognized if the carrying amount of the asset exceeds the fair value of the asset, which is determined using the estimated discounted cash flows associated with the asset’s use. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment along with other long-lived assets as described below.

The Company performed its required annual impairment tests for goodwill and other indefinite-lived intangible assets at the beginning of the third quarters of 2012, 2011 and 2010. No impairment of goodwill or other intangible assets resulted from any of these tests.

Asset Impairments — The Company reviews for and records impairment losses on long-lived assets (excluding goodwill and other indefinite-lived intangible assets) in accordance with FASB guidance for the impairment or disposal of long-lived assets. The Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets. Please see Note 9, “Fair Value Measurements” for a further discussion.

Inventories — Inventories are comprised principally of finished goods and are stated at the lower of cost or market. Cost for certain wholesale apparel inventories in North America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method.

Inventory held on consignment by third parties totaled $9,417 at February 3, 2013 and $9,959 at January 29, 2012.

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows:  Buildings and building improvements: 15-40 years; machinery, software and equipment: 2-10 years; furniture and fixtures: 3-10 years; and fixtures located in third party customer locations (“shop-in-shops”) and their related costs: 3-5 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. In certain circumstances, contractual renewal options are considered when determining the term of the related lease. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $122,424, $112,495 and $98,617 in 2012, 2011 and 2010, respectively.

Leases — The Company leases retail locations, warehouses, showrooms, office space and equipment. Assets held under capital leases are included in property, plant and equipment and are amortized over the lesser of the term of the related lease or the estimated useful life of the asset. The Company accounts for rent expense under non-cancelable operating leases with scheduled rent increases and rent holidays on a straight-line basis over the lease term. The Company determines the lease term at the inception of a lease by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. In addition, the Company receives build out contributions from landlords primarily as an incentive for the Company to lease retail store space from the landlords. Such amounts are amortized as a reduction of rent expense over the life of the related lease.

Revenue Recognition — Revenue from the Company’s wholesale operations is recognized at the time title to the goods passes and the risk of loss is transferred to customers. For sales by the Company’s retail stores, revenue is recognized when goods are sold to consumers. Allowances for estimated returns and discounts are provided when sales are recorded. Royalty revenue for licensees whose sales exceed contractual sales minimums, including licensee contributions toward advertising, is recognized when licensed products are sold as reported by the Company’s licensees. For licensees whose sales do not exceed contractual sales minimums, royalty revenue is recognized ratably based on contractual requirements for the timing of minimum payments.

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

Sales Incentives — The Company uses certain sales incentive programs related to certain of the Company’s retail operations, such as a customer loyalty program and the issuance of coupons. The Company’s loyalty program is structured such that customers receive gift cards for future use after specified levels of spending are achieved within a specified time period. Costs associated with the Company’s loyalty program are recorded ratably as a cost of goods sold based on enrolled customers’ spending. Costs associated with coupons are recorded as a reduction of revenue at the time of coupon redemption.

Cost of Goods Sold and Selling, General and Administrative Expenses — Costs associated with the production and procurement of product are included in cost of goods sold, including shipping and handling costs such as inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges. All other expenses, excluding interest and income taxes, are included in selling, general and administrative expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities and payroll.

Shipping and Handling Fees — Shipping and handling fees billed to customers are included in net sales.

Advertising — Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue. Advertising expenses totaled $350,615, $370,153 and $302,829 in 2012, 2011 and 2010, respectively. Prepaid advertising expenses recorded in prepaid expenses and other assets totaled $3,126 and $7,286 at February 3, 2013 and January 29, 2012, respectively.

Sales Taxes — The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue and cost of goods sold.

Income Taxes — Deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

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

Foreign Currency Translation and Transactions — The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the exchange rates in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. Any adjustments resulting from such translation are recorded in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity are included in selling, general and administrative expenses and totaled a loss of $1,911, $5,729 and $4,786 in 2012, 2011 and 2010, respectively.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Financial Instruments — The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with certain international inventory purchases. In addition, the Company has exposure to changes in foreign currency exchange rates on certain intercompany loans. To help manage these exposures, the Company uses foreign currency forward exchange contracts. The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company entered into an interest rate swap agreement and an interest rate cap agreement to hedge against this exposure. The interest rate cap agreement expired on September 6, 2012. The Company does not use derivative financial instruments for speculative or trading purposes. The Company records the foreign currency forward exchange contracts and interest rate contracts (collectively referred to as “cash flow hedges”) at fair value in its Consolidated Balance Sheets. The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end date and (ii) the settlement rate specified in each contract. The fair values of the interest rate contracts are based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments. Changes in fair value of cash flow hedges that are designated as effective hedging instruments are deferred in equity as a component of AOCI. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings. Changes in the fair value of hedges that are not designated as effective hedging instruments are immediately recognized in earnings. The Company had exposure to changes in foreign currency exchange rates in connection with the Company’s acquisition of Tommy Hilfiger B.V. and certain affiliated companies (collectively, “Tommy Hilfiger”), for which the Company entered into foreign currency forward exchange contracts that resulted in a loss during 2010. Cash flows from the Company’s derivative instruments are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

Balance Sheet Classification of Early Settlements of Long-Term Obligations — The Company classifies obligations settled after the balance sheet date but prior to the issuance of the financial statements based on the contractual payment terms of the underlying agreements.

Change in Accounting for Pension and Other Postretirement Plans — During the fourth quarter of 2012, the Company changed its method of accounting for actuarial gains and losses for its pension and other postretirement plans. Historically, the Company recognized actuarial gains and losses for its pension and other postretirement obligations and pension plan assets as a component of other comprehensive income in the periods in which they arose. As set forth in FASB guidance for pension and other postretirement plans, the Company amortized actuarial gains and losses (to the extent they exceeded a 10% corridor) in future periods over the average remaining service period of active employees or, if substantially all plan participants were inactive, over the average remaining life expectancy of inactive participants, as a component of its net periodic benefit cost. The Company elected in the fourth quarter of 2012 to begin to immediately recognize actuarial gains and losses in its operating results in the year in which they occur. These gains and losses are measured at least annually as of the end of the Company’s fiscal year and, as such, will generally be recognized during the fourth quarter of each year. Additionally, the Company will no longer calculate expected return on plan assets using a permitted averaging technique for market-related value of plan assets but instead will use the fair value of plan assets. The Company believes the accounting policy changes improve the transparency of the Company’s operational performance by recognizing in current period earnings the financial statement effects of changes in assumptions on the Company’s pension and other postretirement obligations and changes in fair value of pension plan assets. The financial data for all prior periods presented has been retrospectively adjusted to reflect the effect of these accounting changes. The cumulative effect of the changes on retained earnings as of February 1, 2010, was a reduction of $82,649, with an offset to AOCI. Please see Note 10, “Retirement and Benefit Plans” for a further discussion of the Company’s pension and other postretirement plans.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The following table presents the Company’s results under its historical method and as adjusted to reflect the effect of these accounting changes:

	2012			2011			2010
	Recognized Under Previous Method	Adjustments	Recognized Under New Method	As Originally Reported in Form 10-K in 2011	Adjustments	As Retrospectively Adjusted	As Originally Reported in Form 10-K in 2010	Adjustments	As Retrospectively Adjusted
Income Statement Information:
Selling, general and administrative expenses	$2,584,257	$10,058	$2,594,315	$2,481,370	$68,480	$2,549,850	$2,071,416	$365	$2,071,781
Income before interest and taxes	670,420	(10,058)	660,362	559,653	(68,480)	491,173	203,395	(365)	203,030
Income tax expense	113,136	(3,864)	109,272	113,684	(26,296)	87,388	22,768	(937)	21,831
Net income	440,034	(6,194)	433,840	317,881	(42,184)	275,697	53,805	572	54,377
Basic net income per common share	6.07	(0.09)	5.98	4.46	(0.60)	3.86	0.82	0.01	0.83
Diluted net income per common share	5.96	(0.09)	5.87	4.36	(0.58)	3.78	0.80	0.01	0.81

	2012			2011
	Recognized Under Previous Method	Adjustments	Recognized Under New Method	As Originally Reported in Form 10-K in 2011	Adjustments	As Retrospectively Adjusted
Balance Sheet Information:
Retained earnings	$1,576,128	$(130,455)	$1,445,673	$1,147,079	$(124,261)	$1,022,818
AOCI	9,427	130,455	139,882	(50,426)	124,261	73,835

Stock-Based Compensation — The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their grant date fair values. Please see Note 12, “Stock-Based Compensation” for a further discussion.

Recently Issued Accounting Standards — The FASB issued in May 2011 guidance to clarify and revise the requirements for measuring fair value and for disclosing information about fair value measurements. The Company adopted this guidance prospectively beginning in 2012 and such adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

The FASB issued in September 2011 guidance that is intended to reduce the cost and complexity of the goodwill impairment test by providing an entity with the option to first assess qualitatively whether it is necessary to perform the two-step impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance became effective for the Company in the first quarter of 2012. The Company adopted this guidance and performed such tests during the third quarter of 2012. The adoption did not have any impact on the Company’s consolidated results of operations or financial position.

The FASB issued in July 2012 guidance that is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The Company early adopted this guidance and performed such tests during the third quarter of 2012. The adoption did not have any impact on the Company’s consolidated results of operations or financial position.

The FASB issued in February 2013 guidance that requires an entity to provide information about significant amounts reclassified out of accumulated other comprehensive income. For amounts that are required to be reclassified in their entirety to net income in the same reporting period, an entity must report the amounts by component and their corresponding effect on the respective line items of net income. Such information is required to be presented either on the face of the financial statements or as a separate disclosure in the footnotes to the financial statements. For other amounts that are not required to be reclassified to

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

net income in their entirety, an entity is required to cross-reference to other disclosures. This guidance becomes effective for the Company in the first quarter of 2013. The adoption will not have any impact on the Company’s consolidated results of operations or financial position.

Reclassifications — Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year. Additionally, see “Change in Accounting for Pension and Other Postretirement Plans” above for a discussion of changes in accounting for the Company’s pension and other postretirement plans and resulting changes in the Company’s previously reported amounts.

2.      ACQUISITIONS

Acquisition of Warnaco

The Company acquired all of the outstanding equity interests of The Warnaco Group, Inc. (“Warnaco”) subsequent to the close of the fiscal year ended February 3, 2013. Please refer to Note 21, “Subsequent Events (Unaudited),” for a further discussion.

Acquisition of Netherlands Franchisee

On August 1, 2012, the Company acquired from a former Tommy Hilfiger franchisee in the Netherlands 100% of the share capital of ten affiliated companies, which operate 13 Tommy Hilfiger stores in the Netherlands. The Company paid $13,104 as consideration for this transaction, which was accounted for as a business combination.

Reacquisition of Tommy Hilfiger Tailored Apparel License

In 2011, the Company entered into agreements to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership was effective December 31, 2012. Under these agreements, the Company made a payment of $9,641, based on the applicable exchange rate in effect on the payment date, to the licensee during the fourth quarter of 2011 and an additional payment of $24,752, based on the applicable exchange rate in effect on the payment date, to the licensee during the fourth quarter of 2012. This reacquisition was accounted for as a business combination.

Reacquisition of Perpetually Licensed Rights for Tommy Hilfiger in India

During the third quarter of 2011, the Company reacquired the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited (“GVM”). The transaction was accounted for as a business combination. The Company paid $25,000 during the third quarter of 2011 as consideration for this transaction. In addition, the Company is required to make annual contingent purchase price payments based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25,000 aggregate maximum and are due within 60 days following each one-year period. The first one-year period commenced on July 1, 2011. During the third quarter of 2012, the Company made a contingent purchase price payment of $185 for the first one-year period.

In connection with the transaction, the Company recorded an expense of $20,709 during the third quarter of 2011 due to the settlement of an unfavorable contract as a result of a pre-existing relationship with the licensee, as the license provided favorable terms to the licensee. Such expense was included within selling, general and administrative expenses.

Acquisition of Tommy Hilfiger

The Company acquired on May 6, 2010 all of the outstanding equity interests of Tommy Hilfiger. The results of Tommy Hilfiger’s operations have been included in the Company’s consolidated financial statements since that date. Tommy Hilfiger designs, sources and markets men’s, women’s and children’s sportswear and activewear, jeanswear and other products worldwide and licenses its brands worldwide over a broad range of products. This transaction was accounted for as a business combination.

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

The Company funded the cash portion and related costs of the Tommy Hilfiger acquisition with cash on hand and the net proceeds of the following activities: (i) the sale on April 28, 2010 of 5,750 shares of the Company’s common stock; (ii) the issuances of an aggregate of 8 shares of Series A convertible preferred stock, which were convertible into 4,189 shares of the Company’s common stock, for an aggregate gross purchase price of $200,000; (iii) the issuance of $600,000 of 7 3/8% senior notes due 2020; and (iv) the borrowing of approximately $1,900,000 of term loans under new credit facilities.

The Company incurred certain pre-tax costs directly associated with the acquisition during 2010, totaling approximately $72,000, which are included within selling, general and administrative expenses in its financial statements. The Company also recorded a loss of $140,490 during 2010 associated with hedges against Euro to United States dollar exchange rates relating to the purchase price. During 2010 the Company incurred costs totaling $29,251 associated with the issuance of the common and preferred shares related to the acquisition, which were deducted from the recognized proceeds of issuance within stockholders’ equity. During the same period the Company incurred costs totaling $71,533 associated with the issuance of debt related to the acquisition.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the year ended January 30, 2011 as if the acquisition and the related financing transactions had occurred on February 1, 2010 (the first day of its fiscal year ended January 30, 2011) instead of on May 6, 2010. The pro forma results were calculated applying the Company’s accounting policies and reflect: (i) the impact on depreciation and amortization based on what would have been charged related to the fair value adjustments to Tommy Hilfiger’s property, plant and equipment and the intangible assets recorded in connection with the acquisition; (ii) the impact on interest expense and interest income resulting from changes to the Company’s capital structure in connection with the acquisition; (iii) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; and (iv) the tax effects of the above adjustments. The pro forma results do not include any cost synergies or other effects of the integration of Tommy Hilfiger. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on February 1, 2010, nor are they indicative of the future operating results of the combined company.

Pro Forma Year Ended
1/30/11
Total revenue	$5,282,732
Net income	292,843

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Allocation of the Acquisition Consideration

The allocation of assets acquired and liabilities assumed in connection with the acquisition was as follows:

Amounts Recognized As of Acquisition Date (Final)
Trade receivables	$120,477
Inventories	288,891
Prepaid expenses	23,646
Other current assets	81,352
Property, plant and equipment	238,026
Goodwill	1,271,829
Tradenames	1,635,417
Other intangibles	172,069
Other assets	110,705
Accounts payable	91,436
Accrued expenses	209,873
Other liabilities	679,720

Reacquisition of Tommy Hilfiger Handbag License

On June 14, 2010, the Company entered into an agreement to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger handbags outside of the United States. The effective date of the transfer of the rights was December 31, 2010. In connection with this transaction, the Company made a payment of $7,349, based on the applicable exchange rate in effect on the payment date, to the former licensee during the second quarter of 2010. This transaction was accounted for as a business combination.

3.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

	2012	2011
Land	$1,057	$1,028
Buildings and building improvements	73,003	70,692
Machinery, software and equipment	297,714	245,614
Furniture and fixtures	271,690	216,339
Shop-in-shops	101,338	78,034
Leasehold improvements	437,023	360,353
Construction in progress	2,873	23,686
Property, plant and equipment, gross	1,184,698	995,746
Less: Accumulated depreciation	(623,363)	(536,855)
Property, plant and equipment, net	$561,335	$458,891

Construction in progress at February 3, 2013 and January 29, 2012 represents costs incurred for machinery, software and equipment, furniture and fixtures and leasehold improvements not yet placed in use, principally related to the construction of warehouse and distribution centers and retail stores. Interest costs capitalized in construction in progress were immaterial during 2012, 2011 and 2010.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	Heritage Brand Wholesale Dress Furnishings	Heritage Brand Wholesale Sportswear	Calvin Klein Licensing	Tommy Hilfiger North America	Tommy Hilfiger International	Total
Balance as of January 30, 2011
Goodwill, gross	$70,589	$84,553	$304,924	$198,501	$1,161,920	$1,820,487
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	70,589	84,553	304,924	198,501	1,161,920	1,820,487
Contingent purchase price payments to Mr. Calvin Klein	—	—	51,309	—	—	51,309
Currency translation	—	—	(198)	—	(49,123)	(49,321)
Balance as of January 29, 2012
Goodwill, gross	70,589	84,553	356,035	198,501	1,112,797	1,822,475
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	70,589	84,553	356,035	198,501	1,112,797	1,822,475
Contingent purchase price payments to Mr. Calvin Klein	—	—	51,715	—	—	51,715
Goodwill from acquisition of Netherlands franchisee	—	—	—	—	11,036	11,036
Goodwill from reacquisition of Tommy Hilfiger tailored apparel license	—	—	—	—	23,735	23,735
Currency translation	—	—	875	—	49,051	49,926
Balance as of February 3, 2013
Goodwill, gross	70,589	84,553	408,625	198,501	1,196,619	1,958,887
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	$70,589	$84,553	$408,625	$198,501	$1,196,619	$1,958,887

The Company is required to make contingent purchase price payments to Mr. Calvin Klein in connection with the Company’s acquisition in 2003 of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies (collectively, “Calvin Klein”). Such payments are based on 1.15% of total worldwide net sales, as defined in the acquisition agreement (as amended), of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by the Company and its licensees and other partners to retailers.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The Company’s intangible assets consisted of the following:

	February 3, 2013			January 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships(1)	$190,383	$(41,158)	$149,225	$178,946	$(29,328)	$149,618
Covenants not to compete	2,220	(2,220)	—	2,218	(1,962)	256
Order backlog	32,287	(32,287)	—	32,287	(32,287)	—
License rights(1)	8,565	(3,636)	4,929	5,937	(2,822)	3,115
Total intangible assets subject to amortization	233,455	(79,301)	154,154	219,388	(66,399)	152,989

Intangible assets not subject to amortization:
Tradenames	2,327,809	—	2,327,809	2,306,857	—	2,306,857
Perpetual license rights	86,000	—	86,000	86,000	—	86,000
Reacquired perpetual license rights	13,042	—	13,042	12,532	—	12,532
Total intangible assets not subject to amortization	2,426,851	—	2,426,851	2,405,389	—	2,405,389
Total intangible assets	$2,660,306	$(79,301)	$2,581,005	$2,624,777	$(66,399)	$2,558,378

(1) Increase primarily relates to customer relationships of $6,566 and license rights of $2,522 recorded in connection with the reacquisition of the Tommy Hilfiger tailored apparel license, effective December 31, 2012. These customer relationships are amortized over 10 years and license rights are amortized over 15 months from the date of the related acquisition.

Amortization expense related to the Company’s amortizable intangible assets was $12,902 and $14,153 for 2012 and 2011, respectively.

Amortization expense, a portion of which is subject to exchange rate fluctuation, for the next five years related to the Company’s intangible assets as of February 3, 2013 is expected to be as follows:

Fiscal Year	Amount
2013	$15,364
2014	13,603
2015	13,251
2016	13,251
2017	13,251

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

5.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Brazil

In 2012, the Company formed a joint venture, Tommy Hilfiger do Brasil S.A., in Brazil, in which the Company owns a 40% economic interest. The joint venture holds an exclusive license for the Tommy Hilfiger brand in Brazil that became effective on January 4, 2013. The Company made funding payments with respect to its 40% interest totaling $6,464 during 2012. This investment is being accounted for under the equity method of accounting.

China

In 2011, the Company formed a joint venture, TH Asia Ltd., in China, in which the Company owns a 45% economic interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the prior licensee on August 1, 2011. The Company made funding payments with respect to its 45% interest totaling $17,100 during 2011. This investment is being accounted for under the equity method of accounting.

India

In 2011, the Company completed a $30,000 acquisition from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM, of a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license, and sublicenses the trademarks for certain other product categories. The Company made additional payments totaling $1,900 and $1,600 to TH India during 2012 and 2011, respectively, to contribute the Company’s 50% share of funding. This investment is being accounted for under the equity method of accounting.

Included in other noncurrent assets in the Company’s Consolidated Balance Sheets as of February 3, 2013 and January 29, 2012 is $62,021 and $46,966, respectively, related to these investments in unconsolidated affiliates.

6.      DEBT

Short-Term Borrowings

One of the Company’s subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of ¥1,000,000 (approximately $10,800 based on exchange rates in effect on February 3, 2013) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one-month Japanese inter-bank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless the Company gives notice of termination. The full amount of this facility was borrowed as of February 3, 2013. The weighted average interest rate on the funds borrowed at February 3, 2013 was 0.33%.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	2012	2011
Senior secured term loan A facility - United States dollar-denominated	$560,000	$616,000
Senior secured term loan A facility - Euro-denominated	—	109,470
Senior secured term loan B facility - United States dollar-denominated	340,000	397,000
Senior secured term loan B facility - Euro-denominated	—	80,785
4 1/2% senior unsecured notes	700,000	—
7 3/8% senior unsecured notes	600,000	600,000
7 3/4% debentures	99,642	99,621
Total	2,299,642	1,902,876
Less: Current portion of long-term debt	88,000	69,951
Long-term debt	$2,211,642	$1,832,925

Please refer to Note 9, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of February 3, 2013 and January 29, 2012.

As of February 3, 2013, the Company’s mandatory long-term debt repayments for the next five years were as follows:

Fiscal Year	Amount
2013	$88,000
2014	144,000
2015	328,000
2016	340,000
2017	—

As of February 3, 2013, after taking into account the interest rate swap agreement discussed below, approximately 85% of the Company’s total debt was at a fixed rate, with the remainder at variable rates.

Senior Secured Credit Facilities

On May 6, 2010, the Company entered into a senior secured credit facility, which it amended and restated on March 2, 2011 (“the amended facility”). The amended facility consisted of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. On February 13, 2013, in connection with the Warnaco acquisition, the Company entered into a new senior secured credit facility, which replaced the credit facility in place on February 3, 2013. Please refer to Note 21, “Subsequent Events (Unaudited),” for a further discussion. The following discussion is of the credit facility in place as of February 3, 2013.

The Company made payments on its term loans of $450,725 during 2011, including a voluntary prepayment of $149,275 in connection with the closing of the amended facility in the first quarter of 2011. The Company made payments on its term loans totaling $299,598 during 2012.

The amended facility provided for initial borrowings of up to an aggregate of approximately $1,970,000 (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1,520,000 of term loan facilities; and (ii) approximately $450,000 under revolving credit facilities. As of February 3, 2013, based on applicable exchange rates on such date, the amended facility provided for approximately $450,000 of revolving credit, under which the Company had no

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

revolving credit borrowings and $42,436 of letters of credit outstanding. The maximum amount of revolving credit borrowings outstanding during the year ended February 3, 2013 was $130,000. The Company had $900,000 outstanding under its United States dollar-denominated term loan A and B facilities as of February 3, 2013. The Company had no borrowings outstanding under its Euro-denominated term loan A and B facilities as of February 3, 2013. Borrowed amounts repaid under the term loan facilities are not subject to reborrowing.

The maturity of the term loan A facilities and the revolving loan facilities was in January 2016. The maturity of the term loan B facilities was in May 2016. The Company’s ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the agreement governing the amended facility. The terms of each of the term loan A and B facilities contain a mandatory repayment schedule on a quarterly basis. The outstanding borrowings under the amended facility are prepayable without penalty (other than customary breakage costs). The terms of the amended facility require the Company to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested in the business in accordance with customary reinvestment provisions and (c) a percentage of excess cash flow, which percentage is based upon the Company’s leverage ratio during the relevant fiscal period.

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

The applicable margins at February 3, 2013 were (a) in the case of the United States dollar-denominated term loan A facility, 2.25% for adjusted Eurocurrency rate loans and 1.25% for base rate loans, as applicable, (b) in the case of the United States dollar-denominated term loan B facility, 2.75% for adjusted Eurocurrency rate loans and 1.75% for base rate loans, as applicable, (c) in the case of the Euro-denominated term loan A facility, 2.50%, (d) in the case of the Euro-denominated term loan B facility, 3.00% and (e) in the case of the revolving credit facilities, (x) for borrowings denominated in United States dollars, 2.25% for adjusted Eurocurrency rate loans and 1.25% for base rate loans, as applicable, (y) for borrowings denominated in Canadian dollars, 2.25% for adjusted Eurocurrency rate loans and 1.25% for Canadian prime rate loans, as applicable, and (z) for borrowings denominated in other currencies, 2.50%.

During the second quarter of 2011, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement has been designed with the intended effect of converting an initial notional amount of $632,000 of the Company’s variable rate debt obligation under its United States dollar-denominated senior secured term loan A facility to fixed rate debt. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to $540,908 as of February 3, 2013 and will continue to be reduced such that based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the facility is expected to always equal or exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

notional amount, the Company’s exposure to fluctuations in the three-month London inter-bank borrowing rate (“LIBOR”) is eliminated, and it will pay a fixed rate of 1.197%, plus the current applicable margin.

In addition, during the second quarter of 2011, the Company entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of €165,895 of the Company’s variable rate debt obligation under its Euro-denominated senior secured term loan A and B facilities. Such cap agreement expired September 6, 2012.

4 1/2% Senior Notes Due 2022

On December 20, 2012, the Company issued $700,000 principal amount of 4 1/2% senior notes due December 15, 2022 in connection with the Warnaco acquisition. Interest on the 4 1/2% notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013.

The Company may redeem some or all of these notes at any time prior to December 15, 2017 by paying a “make whole” premium plus any accrued and unpaid interest. Subject to certain conditions, the Company may also redeem up to 35% of these notes prior to December 15, 2015 with the net cash proceeds of certain equity offerings without having to pay a penalty or “make whole” premium. In addition, the Company may redeem some or all of these notes on or after December 15, 2017 at specified redemption prices plus any accrued and unpaid interest. The Company’s ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the indenture governing the notes.

7 3/8% Senior Notes Due 2020

On May 6, 2010, the Company issued $600,000 principal amount of 7 3/8% senior notes due May 15, 2020. Interest on the 7 3/8% notes is payable semi-annually in arrears on May 15 and November 15 of each year.

The Company may redeem some or all of these notes on or after May 15, 2015 at specified redemption prices plus any accrued and unpaid interest. The Company may redeem some or all of these notes at any time prior to May 15, 2015 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, subject to certain conditions, the Company may also redeem up to 35% of these notes prior to May 15, 2013, by paying a set premium, with the net proceeds of certain equity offerings. The Company’s ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the indenture governing the notes.

During the fourth quarter of 2012, the Company received the requisite consents from holders of these notes to amend the indenture governing the notes. The amendment increases the amount of secured indebtedness that the Company is permitted to incur without equally and ratably securing the notes. Under the terms of the consent solicitation, the Company paid $5,749 during the fourth quarter to the holders of the notes.

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

Tender for and Redemption of 2011 Notes and 2013 Notes

The Company commenced tender offers on April 7, 2010 for (i) all of the $150,000 outstanding principal amount of its notes due 2011; and (ii) all of the $150,000 outstanding principal amount of its notes due 2013. The tender offers expired on May 4, 2010. On May 6, 2010, the Company accepted for purchase all of the notes tendered, made payment to tendering holders and called for redemption all of the balance of its outstanding 7 1/4% senior notes due 2011 and all of the balance of its outstanding 8 1/8% senior notes due 2013. The redemption prices of the notes due 2011 and 2013 were 100.000% and 101.354%, respectively, of the outstanding aggregate principal amount of each applicable note, plus accrued and unpaid interest thereon to the redemption date. On May 6, 2010, the Company made an irrevocable payment, including accrued and unpaid

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

interest, to the trustee for the notes due 2011 and 2013. As a result, such notes were satisfied and effectively discharged as of May 6, 2010.

Substantially all of the Company’s assets have been pledged as collateral to secure the Company’s obligations under its senior secured credit facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 4, “Goodwill and Other Intangible Assets.”

Interest paid was $96,687, $111,433 and $110,018 in 2012, 2011 and 2010, respectively.

7.      INCOME TAXES

The domestic and foreign components of income before provision for income taxes were as follows:

	2012	2011	2010
Domestic	$229,080	$127,393	$27,803
Foreign	314,032	235,692	48,405
Total	$543,112	$363,085	$76,208

Taxes paid were $55,502, $71,873 and $40,169 in 2012, 2011 and 2010.

The provision (benefit) for income taxes attributable to income consisted of the following:

	2012	2011	2010
Federal:
Current	$33,277	$36,552	$19,790
Deferred	35,766	17,880	(11,295)
State and local:
Current	4,716	9,128	2,759
Deferred	6,305	(2,802)	496
Foreign:
Current	21,292	26,825	12,712
Deferred	7,916	(195)	(2,631)
Total	$109,272	$87,388	$21,831

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The Company’s provision for income taxes for the years 2012, 2011 and 2010 was different from the amount computed by applying the statutory United States federal income tax rates to the underlying income as follows:

	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.2%	0.8%	6.5%
Effects of international jurisdictions, including foreign tax credits	(14.3)%	(10.9)%	(27.4)%
Nondeductible short-lived intangible asset and inventory valuation amortization	—%	—%	24.6%
Nondeductible professional fees in connection with acquisitions	1.0%	—%	3.4%
Unrecognized tax benefits	0.7%	(0.3)%	(4.2)%
Previously unrecognized tax credits	(1.0)%	—%	—%
Decreases in international income tax rates	—%	(1.4)%	(6.9)%
Change in valuation allowance	(1.6)%	(1.6)%	3.4%
Other, net	(0.9)%	2.5%	(5.8)%
Effective tax rate	20.1%	24.1%	28.6%

Effects of international jurisdictions, including foreign tax credits, reflected in the above table for 2012, 2011 and 2010 include not only those taxes at statutory income tax rates but also taxes at special rates levied on income from certain jurisdictional activities. The Company expects to benefit from these special rates until 2022.

The components of deferred income tax assets and liabilities were as follows:

	2012	2011
Gross deferred tax assets
Tax loss and credit carryforwards	$95,665	$93,311
Employee compensation and benefits	102,105	116,448
Inventories	13,765	19,606
Accounts receivable	12,751	14,820
Accrued expenses	22,844	18,239
Other, net	8,022	19,836
Subtotal	255,152	282,260
Valuation allowances	(9,945)	(18,932)
Total gross deferred tax assets, net of valuation allowances	$245,207	$263,328
Gross deferred tax liabilities
Intangibles	$(712,496)	$(701,391)
Property, plant and equipment	(22,732)	(3,326)
Total gross deferred tax liabilities	$(735,228)	$(704,717)
Net deferred tax liability	$(490,021)	$(441,389)

At the end of 2012, the Company had domestic net operating loss carryforwards of approximately $2,123, tax effected state tax loss carryforwards of approximately $12,461, which at current apportionment percentages would equate to approximately $366,299 of income (which is subject to change based upon future apportionment percentages), foreign net operating loss carryforwards of $237,985 and federal, state and local credit carryforwards of $31,187. The carryforwards expire principally between 2013 and 2032. The valuation allowance decrease relates primarily to tax attributes (e.g., state, local and foreign net operating loss carryforwards) for which the Company currently believes it is more likely than not that a portion of these losses will be realized.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The Company does not provide for deferred taxes on the excess of financial reporting over tax basis on its investments in all of its foreign subsidiaries that are essentially permanent in duration. The earnings that are permanently reinvested were $376,757 as of February 3, 2013. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Unrecognized tax benefit activity for each of the last two years was as follows:

	2012	2011
Balance at beginning of year	$184,004	$178,634
Increases related to prior year tax positions	3,775	1,502
Decreases related to prior year tax positions	(2,747)	(758)
Increases related to current year tax positions	22,114	18,164
Lapses in statute of limitations	(10,939)	(11,896)
Effects of foreign currency translation	1,757	(1,642)
Balance at end of year	$197,964	$184,004

The entire amount of unrecognized tax benefits as of February 3, 2013, if recognized, would reduce the future effective tax rate under current accounting provisions.

Interest and penalties related to unrecognized tax benefits are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Income Statements totaled an expense of $3,420 and $2,969 for 2012 and 2011, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of February 3, 2013 and January 29, 2012 totaled $13,997 and $10,577, respectively. The Company records its liabilities for unrecognized tax benefits principally in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets based on the anticipated timing of relieving such liabilities.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. With few exceptions, examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2007. It is reasonably possible that a reduction of uncertain tax positions in a range of $11,000 to $30,000 may occur within 12 months of February 3, 2013.

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

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into an interest rate swap agreement to hedge against this exposure. The Company had also entered into an interest rate cap agreement, which expired on September 6, 2012. Please see Note 6, “Debt,” for a further discussion of the Company’s senior secured term loan facilities and these agreements.

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

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts (collectively referred to as “cash flow hedges”) that are

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

designed as effective hedging instruments are deferred in equity as a component of AOCI. The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings and no contracts were excluded from effectiveness testing. In addition, changes in the fair value of foreign currency forward exchange contracts that are not designated as effective hedging instruments are immediately recognized in earnings, including the changes in fair value of all of the foreign exchange contracts related to intercompany loans, which are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	2012	2011	2012	2011
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$4,693	$13,581	$13,460	$1,590
Interest rate contracts	—	211	5,058	7,907
Total contracts designated as cash flow hedges	4,693	13,792	18,518	9,497
Undesignated contracts:
Foreign currency forward exchange contracts (inventory purchases)	—	—	—	1,265
Total undesignated contracts	—	—	—	1,265
Total	$4,693	$13,792	$18,518	$10,762

At February 3, 2013, the notional amount outstanding of foreign currency forward exchange contracts for inventory purchases was approximately $340,000. Such contracts expire principally between February 2013 and January 2014. At February 3, 2013, there were no foreign currency forward exchange contracts outstanding related to intercompany loans.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	Loss Recognized in Other Comprehensive Income (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Expense) (Effective Portion)

			Location	Amount
	2012	2011		2012	2011
Foreign currency forward exchange contracts (inventory purchases)	$(7,535)	$(6,033)	Cost of goods sold	$12,536	$(29,729)
Interest rate contracts	(1,683)	(11,333)	Interest expense	(4,532)	(3,426)
Total	$(9,218)	$(17,366)		$8,004	$(33,155)

There was no ineffective portion of hedges designated as cash flow hedging instruments during 2012 or 2011.

A net loss in AOCI on foreign currency forward exchange contracts at February 3, 2013 of $11,818 is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at February 3, 2013 of $3,576 is estimated to be reclassified to interest expense within the next 12 months.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The following table summarizes the effect of the Company’s foreign currency forward exchange contracts that were not designated as cash flow hedges:

	Gain Recognized in Income
	Location	Amount
		2012	2011
Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$1,211	$1,223
Foreign currency forward exchange contracts (intercompany loans)	Selling, general and administrative expenses	157	—

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of February 3, 2013.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$4,693	N/A	$4,693	N/A	$13,581	N/A	$13,581
Interest rate contracts	N/A	N/A	N/A	N/A	N/A	211	N/A	211
Total Assets	N/A	$4,693	N/A	$4,693	N/A	$13,792	N/A	$13,792

Liabilities:
Foreign currency forward exchange contracts	N/A	$13,460	N/A	$13,460	N/A	$2,855	N/A	$2,855
Interest rate contracts	N/A	5,058	N/A	5,058	N/A	7,907	N/A	7,907
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$7,003	7,003	N/A	N/A	$9,559	9,559
Total Liabilities	N/A	$18,518	$7,003	$25,521	N/A	$10,762	$9,559	$20,321

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

Pursuant to the agreement governing the reacquisition of the rights in India to the Tommy Hilfiger trademarks, the Company is required to make annual contingent purchase price payments based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25,000 aggregate maximum and are due within 60 days following each one-year period. The first one-year period commenced on July 1, 2011. During 2012, the Company made a contingent purchase price payment of $185 for the first one-year period. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such contingent purchase price payments was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, changes in the fair value are included within selling, general and administrative expenses.

The following table presents the change in the Level 3 contingent purchase price payment liability during 2012:

Balance as of January 29, 2012	$9,559
Payments	(185)
Adjustments included in earnings	(2,371)
Balance as of February 3, 2013	$7,003

Additional information with respect to assumptions used to value the contingent purchase price payment liability is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	45.0%
Approximate discount rate	20.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $1,000.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $1,000.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment and other long-lived assets) during 2012 and 2011, and the total impairments recorded as a result of the remeasurement process:

	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
	Level 1	Level 2	Level 3
2012	N/A	N/A	$2,229	$2,229	$7,475
2011	N/A	N/A	$79	$79	$7,686

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Long-lived assets with a carrying amount of $259 were written down to a fair value of zero during 2012 in connection with the exit of a facility as part of the Company’s integration of Tommy Hilfiger. Such assets were deemed to have no future use or economic benefit based on the Company’s analysis using market participant assumptions, and therefore no expected future cash flows. The impairment charge was included in selling, general and administrative expenses in corporate expenses not allocated to any reportable segment.

Long-lived assets with a carrying amount of $9,445 were written down to a fair value of $2,229 during 2012 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge of $7,216 was included in selling, general and administrative expenses, of which $671 was recorded in the Heritage Brand Retail segment, $281 was recorded in the Tommy Hilfiger North America segment and $6,264 was recorded in the Tommy Hilfiger International segment.

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

Long-lived assets with a carrying amount of $5,552 were written down to a fair value of $79 during 2011 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge was included in selling, general and administrative expenses, of which $430 was recorded in the Heritage Brand Retail segment, $568 was recorded in the Calvin Klein Licensing segment, $313 was recorded in the Other (Calvin Klein Apparel) segment, $2,175 was recorded in the Tommy Hilfiger North America segment and $1,987 was recorded in the Tommy Hilfiger International segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$892,209	$892,209	$233,197	$233,197
Short-term borrowings	10,847	10,847	13,040	13,040
Long-term debt (including portion classified as current)	2,299,642	2,398,200	1,902,876	1,978,419

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable year. The Company classifies the measurement of its long-term debt as a Level 1 measurement.

10.      RETIREMENT AND BENEFIT PLANS

The Company has five noncontributory defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. For those vested (after five years of service), the plans provide

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

monthly benefits upon retirement based on career compensation and years of credited service. The Company refers to these five plans as its “pension plans.”

As a result of the Company’s acquisition of Tommy Hilfiger, the Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits.    In addition, the Company has a capital accumulation program, which is an unfunded non-qualified supplemental defined benefit plan covering two current and 16 retired executives. Under the individual participants’ agreements, the participants in this plan will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. The Company also has for certain employees resident in the United States who meet certain age and service requirements an unfunded non-qualified supplemental defined benefit pension plan, which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement. The Company refers to these three plans as its “SERP Plans.”

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate benefits for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service.

During the fourth quarter of 2012, the Company changed its method of accounting for actuarial gains and losses for its pension and other postretirement plans. Historically, the Company recognized actuarial gains and losses for its pension and other postretirement obligations and pension plan assets as a component of other comprehensive income in the periods in which they arose. As set forth in FASB guidance for pension and other postretirement plans, the Company amortized actuarial gains and losses (to the extent they exceeded a 10% corridor) in future periods over the average remaining service period of active employees or, if substantially all plan participants were inactive, over the average remaining life expectancy of inactive participants, as a component of its net periodic benefit cost. The Company elected in the fourth quarter of 2012 to begin to immediately recognize actuarial gains and losses in its operating results in the year in which they occur. These gains and losses are measured at least annually as of the end of the Company’s fiscal year and, as such, will generally be recognized during the fourth quarter of each year. Additionally, the Company will no longer calculate expected return on plan assets using a permitted averaging technique for market-related value of plan assets but instead will use the fair value of plan assets. The Company believes the accounting policy changes improve the transparency of the Company’s operational performance by recognizing in current period earnings the financial statement effects of changes in assumptions on the Company’s pension and other postretirement obligations and changes in fair value of pension plan assets. The financial data for all prior periods presented has been retrospectively adjusted to reflect the effect of these accounting changes.

Reconciliations of the changes in the projected benefit obligation (pension plans and SERP Plans) and the accumulated benefit obligation (postretirement plan) for each of the last two years were as follows:

	Pension Plans		SERP Plans		Postretirement Plan
	2012	2011	2012	2011	2012	2011
Balance at beginning of year	$359,727	$289,942	$71,717	$59,734	$18,247	$17,781
Service cost	15,315	11,160	3,579	3,069	—	—
Interest cost	17,974	17,391	3,366	3,602	798	1,018
Benefit payments	(14,456)	(12,696)	(2,674)	(4,984)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(1,959)	(1,800)
Plan settlements	—	—	(6,977)	—	—	—
Medicare subsidy	—	—	—	—	56	107
Actuarial loss (gain)	27,835	53,930	5,850	10,296	(1,106)	1,141
Balance at end of year	$406,395	$359,727	$74,861	$71,717	$16,036	$18,247

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Reconciliations of the fair value of the assets held by the Company’s pension plans and the plans’ funded status for each of the last two years were as follows:

	2012	2011
Fair value of plan assets at beginning of year	$268,505	$251,810
Actual return, net of plan expenses	24,973	9,371
Benefit payments	(14,456)	(12,696)
Company contributions	105,000	20,020
Fair value of plan assets at end of year	$384,022	$268,505
Funded status at end of year	$(22,373)	$(91,222)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plan
	2012	2011	2012	2011	2012	2011
Current liabilities	$—	$—	$(7,021)	$(7,259)	$(1,965)	$(2,028)
Non-current liabilities	(22,373)	(91,222)	(67,840)	(64,458)	(14,071)	(16,219)
Net amount recognized on balance sheet	$(22,373)	$(91,222)	$(74,861)	$(71,717)	$(16,036)	$(18,247)

Pre-tax amounts in AOCI that, as of the end of each applicable fiscal year, had not yet been recognized as components of net benefit cost were as follows:

	Pension Plans		SERP Plans		Postretirement Plan
	2012	2011	2012	2011	2012	2011
Prior service (cost) credit	$(16)	$(21)	$272	$340	$2,255	$3,072

Pre-tax amounts in AOCI as of February 3, 2013 expected to be recognized as components of net benefit cost in 2013 were as follows:

	Pension Plans	SERP Plans	Postretirement Plan
Prior service (cost) credit	$(6)	$68	$817

The pension plan assets are invested with the objective of being able to meet current and future benefit payment needs, while controlling pension expense volatility and future contributions. Plan assets are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation for the majority of the plans as of February 3, 2013 was approximately 45% United States equities, 15% international equities and 40% fixed income investments. Equity securities primarily include investments in large-cap and mid-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, municipal bonds, collective funds and United States Treasury bonds. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

In accordance with the fair value hierarchy described in Note 9, “Fair Value Measurements,” the following tables show the fair value of the Company’s total pension plan assets for each major category as of February 3, 2012 and January 29, 2012:

		Fair Value Measurements at February 3, 2013(9)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
United States equities(1)	$65,101	$65,101	$—	$—
International equities(1)	1,266	1,266	—	—
Global equity mutual fund(2)	16,373	16,373	—	—
United States equity fund(3)	42,183	42,183	—	—
International equity commingled fund(4)	46,976	—	46,976	—
Fixed income securities:
Government securities(5)	19,356	—	19,356	—
Corporate securities(5)	86,982	—	86,982	—
Short-term investment commingled funds(6)	99,297	—	99,297	—
Total return mutual fund(7)	4,784	4,784	—	—
Subtotal	$382,318	$129,707	$252,611	$—
Other assets and liabilities(8)	1,704
Total	$384,022

		Fair Value Measurements at January 29, 2012(9)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
United States equities(1)	$56,016	$56,016	$—	$—
International equities(1)	1,285	1,285	—	—
Global equity mutual fund(2)	13,297	13,297	—	—
United States equity fund(3)	37,564	37,564	—	—
International equity commingled fund(4)	41,288	—	41,288	—
Fixed income securities:
Government securities(5)	17,922	—	17,922	—
Corporate securities(5)	55,551	—	55,551	—
Short-term investment commingled funds(6)	39,379	—	39,379	—
Total return mutual fund(7)	4,194	4,194	—	—
Subtotal	$266,496	$112,356	$154,140	$—
Other assets and liabilities(8)	2,009
Total	$268,505
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

(6)
Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. This fund invests in high-grade, short-term, money market instruments.

(7)
Valued at the net asset value of the fund, as determined by the closing price in the active market in which the individual fund is traded. This fund invests in both equity securities and fixed income securities seeking a high total return.

(8)	This category includes other pension assets and liabilities such as pending trades and accrued income.

(9)
The Company uses third-party pricing services to determine the fair values of the financial instruments held by the pension plans. The Company obtains an understanding of the pricing services’ valuation methodologies and related inputs and validates a sample of prices provided by the pricing services by reviewing prices from other pricing sources and analyzing pricing data in certain instances. The Company has not adjusted any prices received from the third-party pricing services.

The Company believes that there are no significant concentrations of risk within its plan assets at February 3, 2013.

In 2012, all of the Company’s pension plans had projected benefit obligations in excess of plan assets and certain of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. In 2011, all of the Company’s pension plans had projected and accumulated benefit obligations in excess of plan assets. The balances were as follows:

	2012	2011
Number of plans with projected benefit obligations in excess of plan assets	5	5
Aggregate projected benefit obligation	$406,395	$359,727
Aggregate fair value of related plan assets	$384,022	$268,505

Number of plans with accumulated benefit obligations in excess of plan assets	3	5
Aggregate accumulated benefit obligation	$33,730	$337,284
Aggregate fair value of related plan assets	$30,583	$268,505

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The components of net benefit cost and other pre-tax amounts recognized in other comprehensive income (loss) in each of the last three years were as follows:

Net Benefit Cost Recognized in Selling, General and Administrative Expenses

	Pension Plans			SERP Plans			Postretirement Plan
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost, including plan expenses	$15,729	$11,550	$7,740	$3,579	$3,069	$1,866	$—	$—	$—
Interest cost	17,974	17,391	16,339	3,366	3,602	3,127	798	1,018	1,090
Actuarial loss (gain)	23,398	64,683	5,872	5,850	10,296	2,631	(1,106)	1,141	(3,969)
Expected return on plan assets	(20,950)	(20,514)	(16,568)	—	—	—	—	—	—
Amortization of prior service cost (credit)	6	6	6	(68)	(68)	(68)	(817)	(817)	(817)
Total	$36,157	$73,116	$13,389	$12,727	$16,899	$7,556	$(1,125)	$1,342	$(3,696)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	Pension Plans			SERP Plans			Postretirement Plan
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Prior service cost	$1	$—	$9	$—	$—	$—	$—	$—	$—
Amortization of prior service (cost) credit	(6)	(6)	(6)	68	68	68	817	817	817
Loss (income) recognized in other comprehensive income (loss)	$(5)	$(6)	$3	$68	$68	$68	$817	$817	$817

Currently, the Company expects to make contributions of approximately $30,000 to its pension plans in 2013. The estimated pension contributions do not include anticipated contributions for the pension plans that the Company acquired in connection with the Warnaco acquisition. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates. The expected benefit payments associated with the Company’s pension plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Company’s postretirement plan are as follows:

			Postretirement Plan
	Pension Plans	SERP Plans	Excluding Medicare Subsidy Receipts	Expected Medicare Subsidy Receipts
2013	14,779	7,021	1,965	76
2014	15,424	5,746	1,858	73
2015	16,297	5,547	1,755	68
2016	16,985	5,865	1,621	63
2017	17,781	5,736	1,523	58
2018-2022	105,569	45,721	6,150	216

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The medical health care cost trend rate assumed for 2013 is 6.31% and is assumed to decrease by approximately 0.15% per year through 2022. Thereafter, the rate assumed is 5.0%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2012 and on the accumulated postretirement benefit obligation at February 3, 2013 would be as follows:

	1% Increase	1% Decrease
Impact on service and interest cost	$52	$(46)
Impact on year end accumulated postretirement benefit obligation	$1,110	$(990)

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2012	2011	2010
Discount rate	4.67%	5.06%	6.09%
Rate of increase in compensation levels (applies to pension plans only)	4.34%	4.31%	4.30%
Long-term rate of return on assets (applies to pension plans only)	7.25%	7.75%	8.25%

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

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. The Company also has a defined contribution plan for certain employees associated with certain businesses acquired in the Tommy Hilfiger acquisition, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $15,114, $12,664 and $9,898 in 2012, 2011 and 2010, respectively.

11.    STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock Issuance

On May 6, 2010, the Company completed the sale of an aggregate of 8 shares of Series A convertible preferred stock, par value $100.00 per share, for an aggregate gross purchase price of $200,000 and for net proceeds of $188,595 after related fees and expenses. The Series A convertible preferred stock had a liquidation preference of $25,000 per share and was convertible at a price of $47.74. During 2012, the holders of the Series A convertible preferred stock converted such convertible preferred stock into 4,189 shares of the Company’s common stock. Holders of the Series A convertible preferred stock were entitled to vote and participate in dividends with the holders of the Company’s common stock on an as-converted basis. Due to the conversion of such stock, there were no holders of the Company’s Series A convertible preferred stock as of February 3, 2013.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Common Stock Dividends

During each of 2012, 2011 and 2010, the Company paid four $0.0375 per share cash dividends on its common stock.

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

Through February 3, 2013, the Company has granted under the 2006 Plan: (i) service-based NQs and RSUs; (ii) contingently issuable performance shares; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying an RSU or performance share award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under its 1997, 2000 and 2003 Stock Option Plans. Such options were granted with an exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Net income for 2012, 2011 and 2010 included $33,599, $40,938 and $33,281, respectively, of pre-tax expense related to stock-based compensation.

Options currently outstanding are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant. The vesting of options outstanding is also generally accelerated upon retirement (as defined in the applicable plan). Options are generally granted with a 10-year term.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed on a straight-line basis over the options’ vesting periods. At February 3, 2013, there was $10,377 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.7 years.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted in each year:

	2012	2011	2010
Weighted average risk-free interest rate	1.20%	2.62%	2.63%
Weighted average expected option term (in years)	6.25	6.25	6.25
Weighted average expected volatility	45.16%	44.35%	42.60%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average estimated fair value per option	$40.59	$29.81	$26.67

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

Service-based stock option activity for the year was as follows:

	Options	Weighted Average Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 29, 2012	2,189	$37.77	5.7	$85,200
Granted	187	91.88
Exercised	411	31.90
Cancelled	7	41.92
Outstanding at February 3, 2013	1,958	$44.17	5.4	$141,117
Exercisable at February 3, 2013	1,287	$37.50	4.2	$101,376

The aggregate grant date fair value of service-based options granted during 2012, 2011 and 2010 was $7,607, $5,819 and $4,528, respectively.

The aggregate grant date fair value of service-based options that vested during 2012, 2011 and 2010 was $5,517, $4,707 and $4,259, respectively.

The aggregate intrinsic value of service-based options exercised was $27,760, $34,364 and $32,389 in 2012, 2011 and 2010, respectively.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

RSU activity for the year was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2012	820	$48.28
Granted	192	89.43
Vested	330	43.35
Cancelled	22	62.01
Non-vested at February 3, 2013	660	$62.24

The aggregate grant date fair value of RSUs granted during 2012, 2011 and 2010 was $17,128, $17,325 and $11,210, respectively. The aggregate grant date fair value of RSUs vested during 2012, 2011 and 2010 was $14,318, $8,874 and $4,021, respectively.

At February 3, 2013, there was $19,437 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

The Company granted restricted stock to certain of Tommy Hilfiger’s management employees in connection with the Tommy Hilfiger acquisition. The restricted stock was not subject to the 2006 Plan but its grant was approved by the Company’s Board of Directors. The shares of restricted stock were registered in the names of each such employee and were held in a third-party escrow account until they vested, at which time the stock was delivered to the applicable employee. All such restricted stock was vested as of February 3, 2013.

The fair value of restricted stock was equal to the closing price of the Company’s common stock on May 6, 2010 and was expensed, net of forfeitures, on a straight-line basis over the restricted stock’s vesting period.

Restricted stock activity for the year was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2012	333	$60.41
Granted	—	—
Vested	333	60.41
Cancelled	—	—
Non-vested at February 3, 2013	—	$—

No restricted stock was granted during 2012 or 2011. The aggregate grant date fair value of restricted stock granted on May 6, 2010 was $21,196. The aggregate grant date fair value of restricted stock vested during 2012, 2011 and 2010 was $20,116, $1,020 and $60, respectively.

At February 3, 2013, there was no unrecognized pre-tax compensation expense related to non-vested restricted stock.

The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during 2012 subject to a performance period of two years and a service period of one year beyond the performance period. The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during 2011 subject to a performance period of two years. The Company granted contingently issuable performance share awards to all of the Company’s senior executives (other than senior executives of Tommy Hilfiger) on May 6, 2010 subject to a performance period of three years. The Company granted contingently issuable performance share awards to all then-executive officers of the Company during the first quarter of 2010 subject to a performance period of two years. The holders of the awards granted

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

during the first quarter of 2011 that were subject to a performance period of two years earned an aggregate of 82 shares as a result of the Company’s performance during such two-year period. For the awards granted in 2012, the remaining awards granted in 2011 and the awards granted in 2010, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity for the awards granted in the first quarter of 2012 and earnings per share growth for the awards granted in 2010 and the third quarter of 2011 during the applicable performance cycle. The Company records expense for the contingently issuable performance shares ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance shares is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to the completion of the performance cycle.

Performance share activity for the year was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2012	590	$53.96
Granted	96	88.52
Vested	82	71.26
Cancelled	10	55.67
Non-vested at February 3, 2013	594	$57.08

The aggregate grant date fair value of performance shares granted during 2012, 2011 and 2010 was $8,440, $6,644 and $32,203, respectively. The aggregate grant date fair value of performance shares vested during 2012, 2011 and 2010 was $5,877, $6,043 and $1,202, respectively.

At February 3, 2013, based on the Company’s current estimate of the most likely number of shares that will ultimately be issued, there was $6,308 of unrecognized pre-tax compensation expense related to non-vested performance shares, which is expected to be recognized over a weighted average period of 1.5 years.

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions were $24,078, $19,415 and $14,077 in 2012, 2011 and 2010, respectively. Of those amounts, $14,889, $11,593 and $9,333, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

Total stock awards available for grant at February 3, 2013 amounted to 6,381 shares.

13.    COMPONENTS OF AOCI

The following table sets forth the detail of AOCI, net of related taxes:

	2012	2011
Foreign currency translation adjustments	$153,648	$66,447
Retirement liability adjustment	1,552	2,094
Unrealized (loss) gain on derivative financial instruments	(15,318)	5,294
Total	$139,882	$73,835

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

At February 3, 2013, minimum annual rental commitments under non-cancelable leases were as follows:

	Capital Leases	Operating Leases	Total
2013	$8,813	$309,153	$317,966
2014	7,607	266,842	274,449
2015	5,637	238,794	244,431
2016	2,781	211,344	214,125
2017	1,849	184,498	186,347
Thereafter	8,310	590,638	598,948
Total minimum lease payments	$34,997	$1,801,269	$1,836,266
Less: Amount representing interest	(3,937)
Present value of net minimum capital lease payments	$31,060

The Company’s retail location leases represent $1,350,870 of the total minimum lease payments. The Company’s administrative offices and showrooms located in New York, New York represent $94,227 of the total minimum lease payments. The Company’s corporate, finance and retail administrative offices located in Bridgewater, New Jersey represent $46,164 of the total minimum lease payments. The Company’s Calvin Klein administrative offices and showrooms represent $33,025 of the total minimum lease payments. The Company’s Tommy Hilfiger administrative offices and showrooms, most of which are located in Amsterdam, The Netherlands and New York, New York represent $85,781 and $73,477, respectively, of the total minimum lease payments.

At February 3, 2013, aggregate future minimum rentals to be received under non-cancelable capital and operating subleases were $0 and $24,314, respectively.

Rent expense was as follows:

	2012	2011	2010
Minimum	$318,659	$290,936	$239,425
Percentage and other	127,581	95,352	49,069
Less: Sublease rental income	(3,366)	(3,441)	(2,925)
Total	$442,874	$382,847	$285,569

The gross book value of assets under capital leases, which are classified within property, plant and equipment in the Company’s Consolidated Balance Sheets, amounted to $45,813 and $40,270 as of February 3, 2013 and January 29, 2012, respectively. Accumulated amortization related to assets under capital leases amounted to $14,604 and $10,570 as of February 3, 2013 and January 29, 2012, respectively. The Company includes amortization of assets under capital leases in depreciation and amortization expense. The Company incurred $0 during each of the years ended February 3, 2013 and January 29, 2012 in percentage rentals under capital leases.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

15.    ACTIVITY EXIT COSTS

Tommy Hilfiger Integration and Exit Costs

In connection with the Tommy Hilfiger acquisition and the related integration, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, inventory liquidations and lease/contract terminations, including costs associated with the exit of certain Tommy Hilfiger product categories. All expected costs related to this acquisition and integration were incurred by the end of 2012. Such costs were as follows:

	Total Expected to be Incurred	Incurred During 2010	Incurred During 2011	Incurred During 2012	Cumulative Incurred to Date
Severance, termination benefits and other costs	$33,528	$19,793	$12,415	$1,320	$33,528
Long-lived asset impairments	11,276	11,017	—	259	11,276
Inventory liquidation costs	10,210	2,583	7,627	—	10,210
Lease/contract termination and related costs	39,173	3,165	24,462	11,546	39,173
Total	$94,187	$36,558	$44,504	$13,125	$94,187

Of the charges for severance, termination benefits, asset impairments and lease/contract termination and other costs incurred in 2012, $379 relate to selling, general and administrative expenses of the Tommy Hilfiger North America segment, $10,405 relate to selling, general and administrative expenses of the Tommy Hilfiger International segment and $2,341 relate to corporate expenses not allocated to any reportable segment. $33,385 of the charges for severance, termination benefits, lease/contract termination and other costs for 2011 relate principally to selling, general and administrative expenses of the Tommy Hilfiger North America segment. The remaining $3,492 of the charges for severance, termination benefits, lease/contract termination and other costs for 2011 relate principally to corporate expenses not allocated to any reportable segment. The charges for severance, termination benefits and other costs for 2010 were principally included in selling, general and administrative expenses of the Tommy Hilfiger North America segment and the lease/contract termination and related costs for 2010 were principally included in selling, general and administrative expenses of the Tommy Hilfiger International segment. Inventory liquidation costs for 2011 and 2010 were included in cost of goods sold of the Tommy Hilfiger North America segment (see Note 18, “Segment Data”).

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

Liabilities for severance and termination benefits and lease/contract termination costs recorded in connection with the acquisition and integration of Tommy Hilfiger were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/29/12	Costs Incurred During 2012	Costs Paid During 2012	Liability at 2/3/13
Severance, termination benefits and other costs	$4,305	$1,320	$4,862	$763
Lease/contract termination and related costs	4,492	11,546	14,025	2,013
Total	$8,797	$12,866	$18,887	$2,776

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The Company announced in the fourth quarter of 2011 that it would be exiting the Izod women’s wholesale sportswear business during 2012. The exit was completed in the third quarter of 2012. In connection with this exit, the Company incurred certain costs related to severance and termination benefits. All expected costs related to this exit were incurred during 2011.

The costs associated with both of these activities were as follows:

Incurred During 2011
Severance, termination benefits and other costs	$2,027
Long-lived asset impairments	1,062
Contract termination and related costs	5,029
Total	$8,118

The charges incurred in 2011 relate to selling, general and administrative expenses of the Heritage Brand Wholesale Sportswear segment (see Note 18, “Segment Data”).

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

Liabilities for severance and termination benefits and contract termination costs recorded in connection with the Company’s early termination of the license to market sportswear under the Timberland brand and exit from the Izod women’s wholesale sportswear business were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 1/29/12	Costs Paid During 2012	Liability at 2/3/13
Severance, termination benefits and other costs	$1,310	$1,310	$—
Contract termination and related costs	5,029	5,029	—
Total	$6,339	$6,339	$—

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The charges for severance, termination benefits and other costs, the loss on the liquidation of a foreign operation, lease termination costs and the disposal of goodwill for 2010 were included in selling, general and administrative expenses of the Heritage Brand Wholesale Dress Furnishings segment (see Note 18, “Segment Data”).

All of these costs had been paid by the end of 2011.

16.    NET INCOME PER COMMON SHARE

The Company utilizes the two-class method of calculating basic net income per common share, as holders of the Company’s Series A convertible preferred stock participated in dividends with holders of the Company’s common stock prior to the conversion in 2012 of such convertible preferred stock into common stock. Net losses are not allocated to holders of the Series A convertible preferred stock.

The Company computed its basic and diluted net income per common share as follows:

	2012	2011	2010
Net income	$433,840	$275,697	$54,377
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	(366)	(628)	(471)
Allocation of income to Series A convertible preferred stock	(12,179)	(15,557)	(2,098)
Net income available to common stockholders for basic net income per common share	421,295	259,512	51,808
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	366	628	471
Allocation of income to Series A convertible preferred stock	12,179	15,557	2,098
Net income available to common stockholders for diluted net income per common share	$433,840	$275,697	$54,377

Weighted average common shares outstanding for basic net income per common share	70,392	67,158	62,744
Weighted average impact of dilutive securities	1,397	1,576	1,455
Weighted average impact of dilutive warrant	—	—	72
Weighted average impact of assumed convertible preferred stock conversion	2,087	4,189	3,107
Total shares for diluted net income per common share	73,876	72,923	67,378

Basic net income per common share	$5.98	$3.86	$0.83

Diluted net income per common share	$5.87	$3.78	$0.81

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	2012	2011	2010
Weighted average potentially dilutive securities	305	345	287

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of February 3, 2013, January 29, 2012 and January 30, 2011 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 100, 590 and 611 as of

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

February 3, 2013, January 29, 2012 and January 30, 2011, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities.

17.    NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Consolidated Statement of Cash Flows for 2012 were capital expenditures related to property, plant and equipment of $4,184, which will not be paid until 2013. The Company paid $5,786 in cash during 2012 related to property, plant and equipment that was acquired in 2011. This amount is omitted from the Consolidated Statement of Cash Flows for 2011. The Company paid $3,720 in cash during 2011 related to property, plant and equipment that was acquired in 2010. This amount is omitted from the Consolidated Statement of Cash Flows for 2010.

Omitted from purchases of property, plant and equipment in the Consolidated Statement of Cash Flows for 2012, 2011 and 2010 are $18,203, $11,562 and $4,212, respectively, of assets acquired through capital leases.

The Company recorded increases to goodwill of $51,715, $51,309 and $45,335 during 2012, 2011 and 2010, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during 2012, 2011 and 2010, the Company paid $50,974, $50,679 and $43,655, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During 2012, the holders of the Company’s Series A convertible preferred stock converted an aggregate of 8 shares of such convertible preferred stock into 4,189 shares of the Company’s common stock, resulting in a decrease in Series A convertible preferred stock of $188,595, an increase in common stock of $4,189, and an increase in additional paid in capital of $184,406. Please see Note 11, “Stockholders’ Equity.”

During the first quarter of 2011, the Company recorded a loss of $12,876 to write off previously capitalized debt issuance costs in connection with the amendment and restatement of its senior secured credit facility.

During the third quarter of 2011, the Company reacquired the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license. The Company is required to make annual contingent purchase price payments based on a percentage of annual sales over a certain threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25,000 aggregate maximum and are due within 60 days following each one-year period. The first one-year period commenced on July 1, 2011. The fair value of such contingent purchase price payments, which was recorded as a liability as of the acquisition date, was estimated to be $9,559 as of the acquisition date and remeasured at $7,003 as of February 3, 2013.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The following tables present summarized information by segment:

	2012	2011	2010
Revenue – Heritage Brand Wholesale Dress Furnishings
Net sales	$523,795	$564,898	$523,901
Royalty revenue	5,576	6,158	5,815
Advertising and other revenue	2,875	2,169	2,689
Total	532,246	573,225	532,405

Revenue – Heritage Brand Wholesale Sportswear
Net sales	467,986	537,284	568,447
Royalty revenue	9,901	10,008	10,731
Advertising and other revenue	1,997	1,687	1,764
Total	479,884	548,979	580,942

Revenue – Heritage Brand Retail
Net sales	657,556	646,769	638,902
Royalty revenue	4,771	4,822	5,023
Advertising and other revenue	1,186	772	842
Total	663,513	652,363	644,767

Revenue – Calvin Klein Licensing
Net sales	34,971	45,796	38,326
Royalty revenue	277,369	273,002	244,891
Advertising and other revenue	113,064	108,588	97,530
Total	425,404	427,386	380,747

Revenue – Tommy Hilfiger North America
Net sales	1,399,323	1,273,829	889,630
Royalty revenue	22,364	16,850	11,558
Advertising and other revenue	8,073	7,016	3,257
Total	1,429,760	1,297,695	904,445

Revenue – Tommy Hilfiger International
Net sales	1,732,228	1,703,582	1,007,776
Royalty revenue	50,038	45,195	28,690
Advertising and other revenue	4,964	4,329	4,319
Total	1,787,230	1,753,106	1,040,785

Revenue – Other (Calvin Klein Apparel)
Net sales	724,962	637,870	552,757
Total	724,962	637,870	552,757

Total Revenue
Net sales	5,540,821	5,410,028	4,219,739
Royalty revenue	370,019	356,035	306,708
Advertising and other revenue	132,159	124,561	110,401
Total(1)	$6,042,999	$5,890,624	$4,636,848

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

	2012		2011	(11)	2010	(11)
Income before interest and taxes – Heritage Brand Wholesale Dress Furnishings	$66,204		$78,400		$66,181	(9)

Income before interest and taxes – Heritage Brand Wholesale Sportswear	34,883		11,327	(5)	57,726

Income before interest and taxes – Heritage Brand Retail	13,498		28,731		44,610

Income before interest and taxes – Calvin Klein Licensing	194,747		189,105		174,488

Income before interest and taxes – Tommy Hilfiger North America	200,121	(3)	81,142	(6)	37,554	(10)

Income before interest and taxes – Tommy Hilfiger International	220,812	(3)	200,697	(6) (7)	51,653	(10)

Income before interest and taxes – Other (Calvin Klein Apparel)	89,921		88,700		72,728

Loss before interest and taxes – Corporate(2)	(159,824)	(3) (4)	(186,929)	(6) (8)	(301,910)	(10)

Income before interest and taxes	$660,362		$491,173		$203,030

(1)
Macy’s, Inc. accounted for 8.7%, 9.4% and 10.1% of the Company’s revenue in 2012, 2011 and 2010, respectively. This revenue is reported in the Heritage Brand Wholesale Dress Furnishings, Heritage Brand Wholesale Sportswear, Other (Calvin Klein Apparel) and Tommy Hilfiger North America segments.

(2)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s pension and other postretirement plans. Actuarial losses from the Company’s pension and other postretirement plans totaled $28,142, $76,120 and $4,534 in 2012, 2011 and 2010, respectively.

(3)
Income (loss) before interest and taxes for 2012 includes costs of $20,525 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $379 in Tommy Hilfiger North America; $15,441 in Tommy Hilfiger International and $4,705 in corporate expenses not allocated to any reportable segments.

(4)	Loss before interest and taxes for 2012 includes costs of $42,579 associated with the Company’s acquisition of Warnaco, which closed on February 13, 2013.

(5)
Income before interest and taxes for 2011 includes costs of $8,118 related to the Company’s negotiated early termination of its license to market sportswear under the Timberland brand and its exit of the Izod women’s wholesale sportswear business.

(6)
Income (loss) before interest and taxes for 2011 includes costs of $69,522 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $44,704 in Tommy Hilfiger North America; $5,419 in Tommy Hilfiger International; and $19,399 in corporate expenses not allocated to any reportable segments.

(7)
Income before interest and taxes for 2011 includes a one-time expense of $20,709 recorded in connection with the Company’s reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license. Please refer to Note 2, “Acquisitions,” for a further discussion.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

(8)
Loss before interest and taxes for 2011 includes costs of $16,233 associated with the Company’s modification of its senior secured credit facility. Please refer to Note 6, “Debt,” for a further discussion.

(9)	Income before interest and taxes for 2010 includes costs of $6,552 associated with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business.

(10)
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

(11)
In the fourth quarter of 2012, the Company changed its method of accounting for its pension and other postretirement plans to (i) calculate expected return on plan assets using the fair value of plan assets; and (ii) immediately recognize actuarial gains and losses in its operating results in the year in which they occur, as detailed in Note 1, “Summary of Significant Accounting Policies.” All periods presented have been retrospectively adjusted to reflect the effect of these accounting changes.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

	2012	2011	2010
Identifiable Assets
Heritage Brand Wholesale Dress Furnishings	$315,656	$312,800	$296,299
Heritage Brand Wholesale Sportswear	310,394	301,935	297,780
Heritage Brand Retail	128,805	118,256	98,496
Calvin Klein Licensing	1,153,607	1,102,980	1,014,231
Tommy Hilfiger North America	1,112,342	1,152,019	1,168,558
Tommy Hilfiger International	3,281,916	3,097,140	3,205,394
Other (Calvin Klein Apparel)	197,418	140,186	144,492
Corporate	1,281,411	527,045	559,100
Total	$7,781,549	$6,752,361	$6,784,350
Depreciation and Amortization
Heritage Brand Wholesale Dress Furnishings	$4,866	$5,672	$6,003
Heritage Brand Wholesale Sportswear	2,203	3,233	5,084
Heritage Brand Retail	10,705	9,592	9,905
Calvin Klein Licensing	3,507	3,203	2,785
Tommy Hilfiger North America	26,364	28,093	31,527
Tommy Hilfiger International	72,632	63,447	72,339
Other (Calvin Klein Apparel)	15,263	13,539	13,563
Corporate	4,816	5,231	5,931
Total	$140,356	$132,010	$147,137
Identifiable Capital Expenditures(1)
Heritage Brand Wholesale Dress Furnishings	$2,854	$4,676	$3,768
Heritage Brand Wholesale Sportswear	2,204	3,923	3,285
Heritage Brand Retail	28,131	18,602	9,411
Calvin Klein Licensing	4,935	6,632	3,096
Tommy Hilfiger North America	47,027	29,974	22,172
Tommy Hilfiger International	88,348	82,604	42,949
Other (Calvin Klein Apparel)	30,799	17,883	13,109
Corporate	4,654	7,613	6,014
Total	$208,952	$171,907	$103,804

(1)
Capital expenditures in 2012 include $4,184 of accruals that will not be paid until 2013. Capital expenditures in 2011 include $5,786 of accruals that were not paid until 2012. Capital expenditures in 2010 include $3,720 of accruals that were not paid until 2011.

Property, plant and equipment, net based on the location where such assets are held, was as follows:

	2012	2011	2010
Domestic	$321,247	$263,008	$234,677
Canada	41,850	38,912	39,033
Europe	171,647	137,010	116,874
Other foreign	26,591	19,961	13,993
Total	$561,335	$458,891	$404,577

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Revenue, based on location of origin, was as follows:

	2012	2011	2010
Domestic	$3,662,150	$3,558,540	$3,114,424
Canada	329,674	302,103	237,383
Europe	1,643,875	1,588,926	974,380
Other foreign	407,300	441,055	310,661
Total	$6,042,999	$5,890,624	$4,636,848

19.    GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of February 3, 2013 is approximately $3,800, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,400 as of February 3, 2013, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

The Company has certain other guarantees whereby it guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

20.    OTHER COMMENTS

Included in accrued expenses on the Company’s Consolidated Balance Sheets are certain incentive compensation accruals of $57,006 and $60,070 as of February 3, 2013 and January 29, 2012, respectively, and certain wholesale sales allowance accruals of $50,981 and $51,976 as of February 3, 2013 and January 29, 2012, respectively.

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

The following table presents the activity related to the Company’s asset retirement obligations for each of the last two years:

	2012	2011
Balance at beginning of year	$11,709	$9,385
Liabilities incurred	2,585	3,252
Liabilities settled (payments)	(1,160)	(879)
Accretion expense	294	133
Revisions in estimated cash flows	273	(474)
Currency translation adjustment	(1,198)	292
Balance at end of year	$12,503	$11,709

The Company is a party to certain litigation which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

21. SUBSEQUENT EVENTS (UNAUDITED)

Warnaco Acquisition

The Company completed its acquisition of Warnaco on February 13, 2013. Warnaco designs, sources, markets, licenses and distributes a broad line of intimate apparel, sportswear and swimwear products worldwide. Warnaco’s products are sold under the Calvin Klein, Speedo, Chaps, Warner’s and Olga brand names. Ralph Lauren Corporation reacquired the Chaps license effective contemporaneously with the Warnaco acquisition.

The acquisition consolidated the Company’s direct global control of the Calvin Klein brand image and commercial decisions for the two largest Calvin Klein apparel categories—jeanswear and underwear. In addition, the Company believes the acquisition takes advantage of its and Warnaco’s complementary geographic platforms. Warnaco’s operations in Asia and Latin America will enhance the Company’s opportunities in these high-growth regions, and the Company will have the ability to leverage its expertise and infrastructure in North America and Europe to enhance the growth and profitability of Warnaco’s Calvin Klein jeanswear and underwear businesses in these regions. With a diversified brand portfolio and strong operations in every major consumer market around the world, the Company believes its business will be better balanced across geographies, channels of distribution, product categories and price points, and it will have the opportunity to realize revenue growth and enhanced profitability.

The Company acquired Warnaco for total consideration of approximately $3,147,850 as of the acquisition date. $2,181,127 was paid in cash and 7,679 shares of the Company’s common stock, par value $1.00 per share, were issued. In addition, the Company issued replacement stock awards related to employee stock-based compensation grants valued at approximately $40,000, which for accounting purposes are included in the total consideration. The value of the replacement stock awards, which remains subject to finalization, was determined based on the proportionate amount of the vesting period that had lapsed as of the acquisition date. The Company incurred during 2012 certain pre-tax costs associated with the acquisition, totaling $42,579, which are included within selling, general and administrative expenses in its Consolidated Income Statement. The Company expects to incur approximately $175,000 to $200,000 of additional pre-tax charges over the next four years, approximately $125,000 of which is expected to be incurred in 2013.

The Company funded the cash portion and related costs of the Warnaco acquisition and repaid a portion of its and Warnaco’s previously outstanding debt with the net proceeds of (i) the issuance of $700,000 of 4 1/2% senior notes due 2022; and (ii) the borrowing of $3,075,000 of term loans under a new senior secured credit facility, as more fully described below.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the years ended February 3, 2013 and January 29, 2012 as if the acquisition and the related financing transactions had occurred on January 31, 2011 (the first day of its fiscal year ended January 29, 2012) instead of on February 13, 2013. The pro forma results were calculated applying the Company’s accounting policies and reflect (i) the impact on revenue, cost of goods sold and selling, general and administrative expenses resulting from the elimination of intercompany transactions; (ii) the impact on amortization expense based on what would have been charged related to the fair value adjustments to Warnaco’s intangible assets recorded in connection with the acquisition; (iii) the impact on interest expense resulting from changes to the Company’s capital structure in connection with the acquisition; (iv) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; (v) the impact on selling, general and administrative expenses resulting from the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the year ended February 3, 2013; and (vi) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Warnaco. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on January 31, 2011, nor are they indicative of the future operating results of the combined company.

	Pro Forma Year Ended
	2/3/13	1/29/12
Total revenue	$8,291,972	$8,194,842
Net income	498,342	307,245

Allocation of Consideration Transferred

Due to the limited time since the date of the acquisition, the initial disclosure for this business combination is incomplete as of the date of this filing. As such, it is impracticable for the Company to make certain business combination disclosures at this time. The Company is unable to present the acquisition date fair value of and information related to assets acquired and liabilities assumed. The Company will provide this information in its Quarterly Report on Form 10-Q for the quarter ending May 5, 2013.

New Senior Secured Credit Facility

Simultaneously with and related to the closing of the Warnaco acquisition, the Company entered into new senior secured credit facilities (“the new facilities”), the proceeds of which were used to fund a portion of the acquisition of Warnaco and to repay a portion of the Company’s and Warnaco’s previously outstanding debt. The new facilities consist of a $1,700,000 United States dollar-denominated Term Loan A, a $1,375,000 United States dollar-denominated Term Loan B and senior secured revolving credit facilities in an aggregate principal amount of $750,000 (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475,000 United States dollar-denominated revolving credit facility, (b) a $25,000 United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185,850 Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs.

As of February 13, 2013, the full amounts of the term loans were drawn. The revolving credit facilities include amounts available for letters of credit. As of February 13, 2013, the Company had drawn no revolving credit borrowings and approximately $86,900 of letters of credit. A portion of each of the United States revolving credit facility and Canadian revolving credit facility is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the greater of (a) $750,000 and (b) $1,250,000 as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the new facilities) would not exceed 3.00:1.00 after giving pro forma effect to the incurrence of such increase, plus, in either case, an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated). The lenders under the new facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The terms of each of Term Loan A and Term Loan B contain a mandatory repayment schedule on a quarterly basis, such that the total annual repayments are as follows:

	Term Loan
	A	B
Borrowings on February 13, 2013	$1,700,000	$1,375,000

Percentage required to be repaid for the annual period ending March 31:
2014	5%	1%
2015	5%	1%
2016	7.5%	1%
2017	10%	1%
2018	72.5%	1%
2019		1%
2020		94%

The outstanding borrowings under the new facilities are prepayable at any time without penalty (other than customary breakage costs). The terms of the new facilities require the Company to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions and (c) a percentage of excess cash flow, which percentage is based upon the Company’s net leverage ratio during the relevant fiscal period.

The United States dollar-denominated borrowings under the new facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1.00% and (iii) a one-month adjusted Eurocurrency rate plus 1.00% (provided that, in the case of Term Loan B, in no event will the base rate be deemed to be less than 1.75%) or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the new facilities (provided that, in the case of Term Loan B, in no event will the adjusted Eurocurrency rate be deemed to be less than 0.75%).

Canadian dollar-denominated borrowings under the new revolving credit facility bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian Dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian Dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the new facility.

The borrowings under the new revolving credit facility in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the new facility.

The initial applicable margins will be in the case of Term Loan A and the revolving credit facilities, 2.00% for adjusted Eurocurrency rate loans and 1.00% for base rate loans, as applicable. The applicable margins in the case of Term Loan B are fixed at 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending May 5, 2013, the applicable margin for borrowings under Term Loan A and the revolving credit facilities will be adjusted based on the Company’s quarter end net leverage ratio.

The new facilities contain covenants that restrict the Company’s ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in its interest or to satisfy its obligations under its other outstanding debt. These covenants restrict the Company’s ability to, among other things:

•	incur or guarantee additional debt or extend credit;

•	make restricted payments, including paying dividends or making distributions on, or redeeming or repurchasing, the Company’s capital stock or certain debt;

•	make acquisitions and investments;

•	dispose of assets;

•	engage in transactions with affiliates;

•	enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends;

•	create liens on the Company’s assets or engage in sale/leaseback transactions; and

•	effect a consolidation or merger, or sell, transfer, or lease all or substantially all of the Company’s assets.

The new facilities require the Company to comply with certain financial covenants, including minimum interest coverage and maximum net leverage, beginning with its fiscal quarter ending August 4, 2013. A breach of any of these operating or financial covenants would result in a default under the applicable facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable which would result in acceleration of the Company’s other debt. If the Company was unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of the Company’s other indebtedness.

Prior Senior Secured Credit Facility

On February 13, 2013, the Company terminated its previously outstanding amended facility and repaid all outstanding borrowings thereunder.

PVH CORP.

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
(In thousands, except per share data)

The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods (except the fourth quarter of 2012, which included fourteen weeks) of the fiscal years presented:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2012(1),(12)	2011(6),(7),(12)	2012(1),(12)	2011(6),(8),(12)	2012(1),(2),(3),(12)	2011(6),(8),(9),(12)	2012(1),(2),(3),(4),(5)	2011(6),(8),(10),(11),(12)
Total revenue	$1,427,406	$1,369,184	$1,336,623	$1,334,444	$1,642,770	$1,654,160	$1,636,200	$1,532,836
Gross profit	756,829	728,579	742,661	724,132	869,084	828,968	880,656	774,210
Net income	95,476	58,928	89,918	67,827	167,698	113,418	80,748	35,524
Basic net income per common share	1.33	0.83	1.24	0.95	2.31	1.59	1.11	0.50
Diluted net income per common share	1.30	0.81	1.22	0.93	2.27	1.55	1.09	0.48
Price range of stock per common share
High	92.81	71.81	93.06	75.86	99.05	74.84	121.26	78.37
Low	75.44	55.10	72.47	60.95	74.91	51.15	105.01	62.81

(1)
The first, second, third and fourth quarters of 2012 include pre-tax costs of $3,316, $4,541, $6,561 and $6,107, respectively, associated with the Company’s integration of Tommy Hilfiger and related restructuring.

(2)	The third and fourth quarters of 2012 include pre-tax costs of $6,412 and $36,167 associated with the Company’s acquisition of Warnaco, which closed on February 13, 2013.

(3)	The third and fourth quarters of 2012 include tax benefits of $4,500 and $9,451, respectively, resulting from the recognition of previously unrecognized net operating loss assets and tax credits.

(4)	The fourth quarter of 2012 includes a pre-tax actuarial loss of $28,142 on pension and other postretirement plans immediately recognized in earnings.

(5)
The fourth quarter of 2012 includes pre-tax interest expense of $3,656 related to the issuance of $700,000 of senior notes that were used to fund a portion of the purchase price for the acquisition of Warnaco.

(6)
The first, second, third and fourth quarters of 2011 include pre-tax costs of $30,459, $11,226, $9,264 and $18,573, respectively, associated with the Company’s integration of Tommy Hilfiger and related restructuring.

(7)	The first quarter of 2011 includes pre-tax costs of $16,233 associated with the Company’s modification of its senior secured credit facility.

(8)
The second, third and fourth quarters of 2011 include pre-tax costs of $6,650, $502 and $966, respectively, associated with the Company’s negotiated early termination of its license to market sportswear under the Timberland brand and its exit of the Izod women’s wholesale sportswear business.

(9)
The third quarter of 2011 includes an expense of $20,709 recorded in connection with the Company’s reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license.

(10)	The fourth quarter of 2011 includes a pre-tax actuarial loss of $76,120 on pension and other postretirement plans immediately recognized in earnings.

(11)	The fourth quarter of 2011 includes a tax benefit of $5,352 resulting from the revaluation of certain deferred tax liabilities in connection with a decrease in the tax rate in Japan.

(12)
The first, second and third quarters of 2012, as well as the first, second, third and fourth quarters of 2011, include amounts that have been adjusted from the amounts that were previously reported in the Company’s 2012 and 2011 Quarterly Reports on Form 10-Q and 2011 Annual Report on Form 10-K. In the fourth quarter of 2012, the Company retrospectively changed its method of accounting for defined benefit pension plans to (i) calculate expected return on plan assets using the fair value of plan assets; and (ii) immediately recognize actuarial gains and losses in its operating results in the year in which they occur, as detailed in Note 1, “Summary of Significant Accounting Policies.” All periods presented have been adjusted to reflect the effect of these accounting changes. The following presents amounts previously reported in the Company’s 2012 and 2011 Quarterly Reports on Form 10-Q and 2011 Annual Report on Form 10-K, as applicable, and the amounts as retrospectively adjusted:

	First Quarter 2012			Second Quarter 2012			Third Quarter 2012
	As Originally Reported in Form 10-Q in 2012	Adjustments	As Retrospectively Adjusted	As Originally Reported in Form 10-Q in 2012	Adjustments	As Retrospectively Adjusted	As Originally Reported in Form 10-Q in 2012	Adjustments	As Retrospectively Adjusted
Net income	$93,114	$2,362	$95,476	$87,702	$2,216	$89,918	$165,409	$2,289	$167,698
Basic net income per common share	1.29	0.04	1.33	1.21	0.03	1.24	2.28	0.03	2.31
Diluted net income per common share	1.27	0.03	1.30	1.19	0.03	1.22	2.24	0.03	2.27

	First Quarter 2011			Second Quarter 2011			Third Quarter 2011			Fourth Quarter 2011
	As Originally Reported in Form 10-Q in 2011	Adjustments	As Retrospectively Adjusted	As Originally Reported in Form 10-Q in 2011	Adjustments	As Retrospectively Adjusted	As Originally Reported in Form 10-Q in 2011	Adjustments	As Retrospectively Adjusted	As Originally Reported in Form 10-K in 2011	Adjustments	As Retrospectively Adjusted
Net income	$57,667	$1,261	$58,928	$66,729	$1,098	$67,827	$112,239	$1,179	$113,418	$81,246	$(45,722)	$35,524
Basic net income per common share	0.81	0.02	0.83	0.94	0.01	0.95	1.57	0.02	1.59	1.13	(0.63)	0.50
Diluted net income per common share	0.79	0.02	0.81	0.92	0.01	0.93	1.54	0.01	1.55	1.11	(0.63)	0.48

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 3, 2013.

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

/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER

Emanuel Chirico	Michael Shaffer
Chairman and Chief Executive Officer	Executive Vice President and Chief
April 3, 2013	Operating & Financial Officer
April 3, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PVH Corp.

We have audited PVH Corp.’s internal control over financial reporting as of February 3, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PVH Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PVH Corp. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PVH Corp. and subsidiaries as of February 3, 2013 and January 29, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2013 and our report dated April 3, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
April 3, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PVH Corp.

We have audited the accompanying consolidated balance sheets of PVH Corp. and subsidiaries as of February 3, 2013 and January 29, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 3, 2013. Our audits also included the financial statement schedule included in Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVH Corp. and subsidiaries at February 3, 2013 and January 29, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2013 in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for actuarial gains and losses and the calculation of the market-related value of plan assets related to its pension and other postretirement plans in fiscal 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PVH Corp.’s internal control over financial reporting as of February 3, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 3, 2013

PVH CORP.

FIVE YEAR FINANCIAL SUMMARY
(In thousands, except per share data, percents and ratios)

	2012 (1)	2011(2),(6)	2010(3),(6)	2009(4),(6)	2008(5),(6)
Summary of Operations
Revenue	$6,042,999	$5,890,624	$4,636,848	$2,398,731	$2,491,935
Cost of goods sold, expenses and other income items	5,382,637	5,399,451	4,433,818	2,168,057	2,403,206
Income before interest and taxes	660,362	491,173	203,030	230,674	88,729
Interest expense, net	117,250	128,088	126,822	32,229	27,444
Income tax expense	109,272	87,388	21,831	44,946	22,226
Net income	$433,840	$275,697	$54,377	$153,499	$39,059
Per Share Statistics
Basic net income per common share	$5.98	$3.86	$0.83	$2.97	$0.76
Diluted net income per common share	5.87	3.78	0.81	2.92	0.75
Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per equivalent common share(7)	44.61	37.59	34.28	22.51	19.40
Financial Position
Current assets	$2,437,006	$1,739,235	$1,835,289	$994,883	$864,429
Current liabilities (including short-term borrowings and current portion of long-term debt)	1,162,447	1,043,871	931,255	362,881	349,238
Working capital	1,274,559	695,364	904,034	632,002	515,191
Total assets	7,781,549	6,752,361	6,784,350	2,339,679	2,200,184
Capital leases	31,060	26,753	24,891	—	—
Long-term debt	2,211,642	1,832,925	2,364,002	399,584	399,567
Stockholders’ equity	3,252,569	2,715,449	2,442,544	1,168,553	998,795
Other Statistics
Total debt to total capital(8)	41.9%	41.7%	49.5%	25.5%	28.6%
Net debt to net capital(9)	30.8%	38.6%	43.7%	(7.5)%	6.7%
Current ratio	2.1	1.7	2.0	2.7	2.5

(1)
2012 includes (a) pre-tax costs of $20,525 associated with the Company’s integration of Tommy Hilfiger and the related restructuring; (b) pre-tax costs of $42,579 associated with the Company’s acquisition of Warnaco, which closed on February 13, 2013; (c) a pre-tax actuarial loss of $28,142 on pension and other postretirement plans immediately recognized in earnings; (d) pre-tax interest expense of $3,656 related to the issuance of $700,000 of senior notes that were used to fund a portion of the purchase price for the acquisition of Warnaco; and (e) a tax benefit of $13,951 resulting from the recognition of previously unrecognized net operating loss assets and tax credits.

(2)
2011 includes (a) pre-tax costs of $69,522 associated with the Company’s integration of Tommy Hilfiger and the related restructuring; (b) pre-tax costs of $8,118 related to the Company’s negotiated early termination of its license to market sportswear under the Timberland brand and its exit of the Izod women’s wholesale sportswear business; (c) a pre-tax expense of $20,709 recorded in connection with the Company’s reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license; (d) pre-tax costs of $16,233 associated with the Company’s modification of its senior secured credit facility; (e) a pre-tax actuarial loss of $76,120 on pension and other postretirement plans immediately recognized in earnings; and (f) a tax benefit of $5,352 resulting from the revaluation of certain deferred tax liabilities in connection with a decrease in the tax rate in Japan.

(3)
2010 includes (a) pre-tax costs of $338,317 associated with the Company’s acquisition and integration of Tommy Hilfiger, including transaction, restructuring and debt extinguishment costs, short-lived non-cash valuation amortization charges and the effects of hedges against Euro to United States dollar exchange rates related to the purchase price; (b) pre-tax costs of $6,552 associated with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business; (c) a pre-tax actuarial loss of $4,534 on pension and other postretirement plans immediately recognized in earnings; and (d) a tax benefit of $8,873 related to the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

(4)
2009 includes (a) pre-tax costs of $25,897 associated with the Company’s restructuring initiatives announced in the fourth quarter of 2008; (b) a pre-tax actuarial loss of $9,859 on pension and other postretirement plans immediately recognized in earnings; and (c) a tax benefit of $29,400 related to the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

(5)
2008 includes (a) fixed asset impairment charges of $60,082 for approximately 200 of the Company’s retail stores; (b) pre-tax costs of $21,578 associated with the Company’s restructuring initiatives announced in the fourth quarter of 2008; (c) pre-tax costs of $18,248 associated with the closing of the Company’s Geoffrey Beene outlet retail division; and (d) a pre-tax actuarial loss of $87,838 on pension and other postretirement plans immediately recognized in earnings.

(6)
2011, 2010, 2009 and 2008 include amounts that have been adjusted from the amounts that were previously reported in the Company’s 2011, 2010, 2009 and 2008 Annual Reports on Form 10-K. In the fourth quarter of 2012, the Company changed its method of accounting for its pension and other postretirement plans to (i) calculate expected return on plan assets using the fair value of plan assets; and (ii) immediately recognize actuarial gains and losses in its operating results in the year in which they occur. The periods presented have been retrospectively adjusted to reflect the effect of these accounting changes. Please refer to Note 1, “Summary of Significant Accounting Policies,” for a further discussion, as well as a summary of the adjustments to the 2011 and 2010 amounts. The following presents amounts previously reported in the Company’s 2009 and 2008 Annual Reports on Form 10-K and the amounts as retrospectively adjusted:

	2009			2008
	As Originally Reported in Form 10-K in 2009	Adjustments	As Retrospectively Adjusted	As Originally Reported in Form 10-K in 2008	Adjustments	As Retrospectively Adjusted
Cost of goods sold, expenses and other income items	$2,154,919	$13,138	$2,168,057	$2,318,187	$85,019	$2,403,206
Income before interest and taxes	243,812	(13,138)	230,674	173,748	(85,019)	88,729
Income tax expense	49,673	(4,727)	44,946	54,533	(32,307)	22,226
Net income	161,910	(8,411)	153,499	91,771	(52,712)	39,059
Basic net income per common share	3.14	(0.17)	2.97	1.78	(1.02)	0.76
Diluted net income per common share	3.08	(0.16)	2.92	1.76	(1.01)	0.75

(7)
Stockholders’ equity per equivalent common share is calculated by dividing stockholders’ equity by the sum of common shares outstanding and the number of common shares that the Company’s Series A convertible preferred shares are convertible into for the applicable years, as such convertible preferred stock is classified within stockholders’ equity in the Company’s Consolidated Balance Sheets.

(8)	Total capital equals interest-bearing debt (including capital leases) and stockholders’ equity.

(9)	Net debt and net capital are total debt (including capital leases) and total capital reduced by cash.

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
	Balance at Beginning of Period						Balance at End of Period

Description					Deductions
Year Ended February 3, 2013
Allowance for doubtful accounts	$15,744	$6,315	$—		$5,945	(c)	$16,114
Allowance/accrual for operational chargebacks and customer markdowns (a)	163,132	320,914	—		332,984		151,062
Total	178,876	327,229	—		338,929		167,176
Year Ended January 29, 2012
Allowance for doubtful accounts	$11,105	$6,332	$—		$1,693	(c)	$15,744
Allowance/accrual for operational chargebacks and customer markdowns (a)	161,691	337,948	—		336,507		163,132
Total	172,796	344,280	—		338,200		178,876
Year Ended January 30, 2011
Allowance for doubtful accounts	$7,224	$1,603	$6,040	(b)	$3,762	(c)	$11,105
Allowance/accrual for operational chargebacks and customer markdowns (a)	91,887	242,712	64,625	(b)	237,533		161,691
Total	99,111	244,315	70,665		241,295		172,796

(a)	Contains activity associated with the wholesale sales allowance accrual included in accrued expenses. Please see Note 20, “Other Comments” for specified amounts.

(b)	Principally due to the acquisition of Tommy Hilfiger in 2010.

(c)	Principally accounts written off as uncollectible, net of recoveries.