Form 10-Q
period 2013-05-05
PVH CORP. /DE/
filed 2013-06-13
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	May 5, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of June 3, 2013 was 81,053,664.

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

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In thousands, except per share data)

	Thirteen Weeks Ended
	May 5,	April 29,
	2013	2012
Net sales	$1,823,045	$1,312,849
Royalty revenue	67,067	85,460
Advertising and other revenue	20,048	29,097
Total revenue	1,910,160	1,427,406
Cost of goods sold	958,299	670,577
Gross profit	951,861	756,829
Selling, general and administrative expenses	907,008	602,671
Debt modification and extinguishment costs	40,395	—
Equity in income of unconsolidated affiliates, net	2,327	1,924
Income before interest and taxes	6,785	156,082
Interest expense	47,944	29,517
Interest income	1,995	273
(Loss) income before taxes	(39,164)	126,838
Income tax (benefit) expense	(19,151)	31,362
Net (loss) income	$(20,013)	$95,476
Less: Net income attributable to redeemable non-controlling interest	39	—
Net (loss) income attributable to PVH Corp.	$(20,052)	$95,476
Basic net (loss) income per common share attributable to PVH Corp.	$(0.25)	$1.33
Diluted net (loss) income per common share attributable to PVH Corp.	$(0.25)	$1.30
Dividends declared per common share	$0.0750	$0.0750

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive (Loss) Income
Unaudited
(In thousands)

	Thirteen Weeks Ended
	May 5,	April 29,
	2013	2012

Net (loss) income	$(20,013)	$95,476
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax (benefit) expense of $(437) and $237	(109,215)	17,001
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(84) and $(84)	(136)	(136)
Net unrealized and realized gain (loss) on effective hedges, net of tax (benefit) expense of $(1,236) and $989	7,858	(4,247)
Comprehensive (loss) income	(121,506)	108,094
Less: Comprehensive income attributable to redeemable non-controlling interest	146	—
Total comprehensive (loss) income attributable to PVH Corp.	$(121,652)	$108,094

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	May 5,	February 3,	April 29,
	2013	2013	2012
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$746,281	$892,209	$238,612
Trade receivables, net of allowances for doubtful accounts of $27,207, $16,114 and $16,720	771,503	418,251	530,771
Other receivables	58,525	23,073	13,403
Inventories, net	1,150,314	878,415	735,848
Prepaid expenses	225,473	157,802	107,303
Other, including deferred taxes of $99,031, $38,310 and $53,748	130,355	67,256	102,016
Total Current Assets	3,082,451	2,437,006	1,727,953
Property, Plant and Equipment, net	678,432	561,335	479,486
Goodwill	3,320,525	1,958,887	1,845,237
Tradenames	2,973,258	2,413,809	2,398,175
Perpetual License Rights	258,839	—	—
Other Intangibles, net	948,555	167,196	163,414
Other Assets, including deferred taxes of $119,938, $61,465 and $4,938	345,224	243,316	166,132
Total Assets	$11,607,284	$7,781,549	$6,780,397

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$418,459	$377,231	$255,507
Accrued expenses, including deferred taxes of $22,567, $0 and $0	734,118	646,130	507,886
Deferred revenue	21,652	40,239	31,630
Short-term borrowings	14,724	10,847	107,393
Current portion of long-term debt	98,750	88,000	79,477
Total Current Liabilities	1,287,703	1,162,447	981,893
Long-Term Debt	4,362,338	2,211,642	1,794,862
Other Liabilities, including deferred taxes of $1,148,391, $589,796 and $508,962	1,837,808	1,154,891	1,174,517
Redeemable Non-Controlling Interest	5,746	—	—
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Series A convertible preferred stock, par value $100 per share; 0, 8,000 and 8,000 total shares authorized; 0, 0 and 4,000 shares issued and outstanding (with total liquidation preference of $0, $0 and $100,000)	—	—	94,298
Common stock, par value $1 per share; 240,000,000 shares authorized; 81,200,842; 73,324,491 and 70,678,505 shares issued	81,201	73,324	70,679
Additional paid in capital - common stock	2,594,472	1,623,693	1,487,085
Retained earnings	1,419,491	1,445,673	1,112,811
Accumulated other comprehensive income	38,389	139,882	86,453
Less: 172,839; 413,596 and 318,154 shares of common stock held in treasury, at cost	(19,864)	(30,003)	(22,201)
Total Stockholders’ Equity	4,113,689	3,252,569	2,829,125
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,607,284	$7,781,549	$6,780,397

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Thirteen Weeks Ended
	May 5,	April 29,
	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(20,013)	$95,476
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	95,843	33,459
Equity in income of unconsolidated affiliates, net	(2,327)	(1,924)
Deferred taxes	(37,129)	5,330
Stock-based compensation expense	18,897	10,516
Debt modification and extinguishment costs	40,395	—
Changes in operating assets and liabilities:
Trade receivables, net	(69,356)	(61,611)
Inventories, net	170,595	76,145
Accounts payable, accrued expenses and deferred revenue	(330,942)	(162,460)
Prepaid expenses	(20,656)	4,215
Employer pension contributions	(30,000)	(3,743)
Other, net	67,741	4,089
Net cash used by operating activities	(116,952)	(508)
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(1,815,329)	—
Purchase of property, plant and equipment	(45,730)	(39,074)
Contingent purchase price payments	(14,200)	(13,535)
Net cash used by investing activities	(1,875,259)	(52,609)
FINANCING ACTIVITIES(1)
Net proceeds from revolving credit facilities	1,673	95,000
Net payments on short-term borrowings	(24,723)	(647)
Repayment of credit facilities	(900,000)	(30,292)
Repayment of Warnaco’s previously outstanding debt	(197,000)	—
Net proceeds from credit facilities	2,993,430	—
Payment of fees associated with issuance of senior notes	(16,257)	—
Net proceeds from settlement of awards under stock plans	10,062	3,738
Excess tax benefits from awards under stock plans	14,788	2,912
Cash dividends	(6,130)	(5,483)
Acquisition of treasury shares	(20,130)	(6,182)
Payments of capital lease obligations	(2,348)	(2,447)
Net cash provided by financing activities	1,853,365	56,599
Effect of exchange rate changes on cash and cash equivalents	(7,082)	1,933
(Decrease) increase in cash and cash equivalents	(145,928)	5,415
Cash and cash equivalents at beginning of period	892,209	233,197
Cash and cash equivalents at end of period	$746,281	$238,612

(1) See Note 17 for information on noncash investing and financing transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency and share amounts in thousands, except per share data)

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Bass, Warner’s and Olga, which are owned, and Speedo, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud and DKNY, which are licensed, as well as various other owned, licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear, swimwear, intimates and, to a lesser extent, footwear and other related products and licenses its owned brands over a broad range of products. References to the aforementioned and other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. Please see Note 4, “Investments in Unconsolidated Affiliates,” for a further discussion. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. As a result of the acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company owns a majority interest in a joint venture in India that is consolidated and accounted for as a redeemable non-controlling interest. Please see Note 5, “Redeemable Non-Controlling Interest,” for a further discussion. The redeemable non-controlling interest represents the minority shareholders’ proportionate share (49%) of the equity in the Company’s consolidated subsidiary.

The Company’s fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to the Company’s fiscal year, unless the context requires otherwise.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2013.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from the estimates.

The results of operations for the thirteen weeks ended May 5, 2013 and April 29, 2012 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year. Please see Note 6, “Goodwill and Other Intangible Assets,” Note 7, “Retirement and Benefit Plans,” and Note 18, “Segment Data,” for discussions of changes in accounting and/or reporting related to these areas.

2. INVENTORIES

Inventories are comprised principally of finished goods and are stated at the lower of cost or market.

3. ACQUISITIONS

Acquisition of Warnaco

The Company acquired on February 13, 2013 all of the outstanding equity interests in Warnaco. The results of Warnaco’s operations have been included in the Company’s consolidated financial statements since that date. Warnaco designs, sources, markets and distributes a broad line of intimate apparel, sportswear and swimwear products worldwide. Warnaco’s products are sold under the Calvin Klein, Speedo, Warner’s and Olga brand names and were also previously sold under the Chaps brand name. Ralph Lauren Corporation reacquired the Chaps license effective contemporaneously with the Company’s acquisition of Warnaco.

The Warnaco acquisition provided the Company with direct global control of the Calvin Klein brand image and commercial decisions for the two largest Calvin Klein apparel categories—jeanswear and underwear. In addition, the Company believes the acquisition takes advantage of its and Warnaco’s complementary geographic platforms. Warnaco’s operations in Asia and Latin America should enhance the Company’s opportunities in those high-growth regions, and the Company will have the ability to leverage its expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein jeanswear and underwear businesses in those regions.

Fair Value of the Acquisition Consideration

The acquisition date fair value of the acquisition consideration paid at closing totaled $3,137,056, which consisted of the following:

Cash	$2,179,980
Common stock (7,674 shares, par value $1.00 per share)	926,452
Warnaco employee replacement stock awards	39,752
Elimination of pre-acquisition liability to Warnaco	(9,128)
Total fair value of the acquisition consideration	$3,137,056

The fair value of the 7,674 common shares issued was equal to the aggregate value of the shares at the closing market price of the Company’s common stock on February 12, 2013, the day prior to the closing. The value of the replacement stock awards was determined by multiplying the estimated fair value of the Warnaco awards outstanding at the time of the acquisition, reduced by an estimated value of awards to be forfeited, by the proportionate amount of the vesting period that had lapsed as of the acquisition date. Also included in the acquisition consideration was the elimination of a $9,128 pre-acquisition liability to Warnaco.

The Company funded the cash portion and related costs of the Warnaco acquisition, repaid all outstanding borrowings under its previously outstanding senior secured credit facilities and repaid all of Warnaco’s previously outstanding long-term debt with the net proceeds of (i) the issuance of $700,000 of 4 1/2% senior notes due 2022; and (ii) the borrowing of $3,075,000 of term loans under new senior secured credit facilities.

Please see Note 6, “Goodwill and Other Intangible Assets,” Note 8, “Debt,” and Note 14, “Stockholders’ Equity,” for a further discussion of these aspects of the acquisition.

The Company incurred certain pre-tax costs directly associated with the acquisition, including short-lived non-cash valuation adjustments and amortization, totaling approximately $120,000, of which approximately $43,000 was recorded in fiscal 2012 and approximately $77,000 was recorded during the thirteen weeks ended May 5, 2013. Please see Note 15, “Activity Exit Costs,” for a discussion of restructuring costs incurred during the thirteen weeks ended May 5, 2013 associated with the acquisition.

Warnaco had total revenue of $516,615 and a net loss, after non-cash valuation adjustments and amortization and integration costs, of $(35,495) for the period from the date of acquisition through May 5, 2013. These amounts are included in the Company’s results of operations for the thirteen week period then ended.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the thirteen weeks ended May 5, 2013 and April 29, 2012 as if the acquisition and the related financing transactions had occurred on January 30, 2012 (the first day of its fiscal year ended February 3, 2013) instead of on February 13, 2013. The pro forma results were calculated applying the Company’s accounting policies and reflect (i) the impact on revenue, cost of goods sold and selling, general and administrative expenses resulting from the elimination of intercompany transactions; (ii) the impact on depreciation and amortization expense based on fair value adjustments to Warnaco’s property, plant and equipment and intangible assets recorded in connection with the acquisition; (iii) the impact on interest expense resulting from changes to the Company’s capital structure in connection with the acquisition; (iv) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; (v) the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the thirteen weeks ended May 5, 2013; and (vi) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Warnaco. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on January 30, 2012, nor are they indicative of the future operating results of the combined company.

	Pro Forma
	Thirteen Weeks Ended
	5/5/13	4/29/12
Total revenue	$1,973,190	$1,940,824
Net income attributable to PVH Corp.	75,403	40,801

Allocation of the Acquisition Consideration

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$364,651
Trade receivables	292,589
Other receivables	53,123
Inventories	457,323
Prepaid expenses	39,967
Other current assets	64,254
Property, plant and equipment	121,952
Goodwill	1,399,432
Tradenames	604,600
Perpetual license rights	259,000
Other intangibles	841,200
Other assets	149,612
Total assets acquired	4,647,703
Accounts payable	179,806
Accrued expenses	261,178
Short-term borrowings	26,927
Current portion of long-term debt	2,000
Long-term debt	195,000
Other liabilities	840,136
Total liabilities assumed	1,505,047
Redeemable non-controlling interest	5,600
Total fair value of acquisition consideration	$3,137,056

The Company is still in the process of valuing the assets acquired and liabilities assumed; thus, the allocation of the acquisition consideration is subject to change.

In connection with the acquisition, the Company recorded goodwill of $1,399,432, which was assigned to the Company’s Calvin Klein North America, Calvin Klein International and Heritage Brands Wholesale segments in the amounts of $441,671, $864,697 and $93,064, respectively. None of the goodwill is expected to be deductible for tax purposes. The Company also recorded other intangible assets of $1,704,800, which included reacquired license rights of $593,800, order backlog of $97,600 and customer relationships of $149,800, which are all amortizable, as well as tradenames of $604,600 and perpetual license rights of $259,000.

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Brazil

In 2012, the Company formed a joint venture, Tommy Hilfiger do Brasil S.A., in Brazil, in which the Company owns a 40% economic interest. The joint venture holds an exclusive license for the Tommy Hilfiger brand in Brazil that became effective on January 4, 2013. This investment is being accounted for under the equity method of accounting.

China

In 2011, the Company formed a joint venture, TH Asia Ltd., in China, in which the Company owns a 45% economic interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution businesses in China from the prior licensee on August 1, 2011. This investment is being accounted for under the equity method of accounting.

India

In 2011, the Company completed an acquisition from Ganesha Limited and Ganesha Brands Limited, both of which are affiliates of GVM International Limited (“GVM”), of a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India is the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license, and sublicenses the trademarks for certain other product categories. This investment is being accounted for under the equity method of accounting.

Included in other assets in the Company’s Consolidated Balance Sheets as of May 5, 2013, February 3, 2013 and April 29, 2012 is $63,326, $62,021 and $49,355, respectively, related to these investments in unconsolidated affiliates.
5. REDEEMABLE NON-CONTROLLING INTEREST
As a result of the acquisition of Warnaco, the Company owns a 51% interest in a joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”), that is consolidated in the Company’s financial statements.
The Shareholders Agreement entered into by the parties to the joint venture (the “Shareholders Agreement”) contains a put option under which the non-controlling shareholders can require the Company to purchase all or a portion of their shares in the joint venture (i) at any date if the Company (x) commits a material breach, as defined in the Shareholders Agreement, that is not cured, or (y) becomes insolvent; or (ii) at any date after July 8, 2013, with respect to one of the non-controlling shareholders (24% ownership), or after July 8, 2015, with respect to the other non-controlling shareholder (25% ownership). The put price is the fair market value of the shares on the redemption date based upon a multiple of the joint venture’s earnings before interest, taxes, depreciation and amortization for the prior 12 months, less the joint venture’s net debt and any amounts owed to the Company by the non-controlling shareholders.
The Shareholders Agreement also contains a call option, under which the Company can require any of the non-controlling shareholders to sell their shares to the Company (i) at any date in the event that any non-controlling shareholder commits a material breach, as defined in the Shareholders Agreement, under any of the agreements related to the joint venture, that is not cured; or (ii) at any date after July 8, 2015. The call price is determined by the same method as the put price (as described above).
The fair value of the non-controlling interest as of the date of the Warnaco acquisition was estimated to be $5,600, which is subject to change pending the finalization of the valuation of the acquisition consideration allocation. Subsequent changes in the fair value of the redeemable non-controlling interest will be recognized immediately as they occur, since it is probable that the non-controlling interest will become redeemable in the future based on the passage of time. As a result, the carrying amount of the redeemable non-controlling interest will be adjusted to equal the fair value at the end of each reporting period, provided that the fair value at the end of each reporting period cannot be lower than the initial fair value. Any fair value adjustment to the carrying amount is determined after attribution of net income and other comprehensive income of the non-controlling interest. After initial measurement, the attribution of any net losses of the non-controlling interest cannot exceed the amount of any increase in fair value above the initial fair value. Any fair value adjustment to the carrying amount of the redeemable non-controlling interest will be recognized immediately in retained earnings of the Company. No fair value adjustments to the carrying amount recorded as of the acquisition date were made during the thirteen weeks ended May 5, 2013, but the carrying amount was adjusted for net income and other comprehensive income during the thirteen weeks ended May 5, 2013. As of May 5, 2013, the carrying value of the redeemable non-controlling interest was $5,746.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The acquisition of Warnaco has significantly impacted the way the Company and its chief operating decision maker manage and analyze its operating results. As such, the Company has changed its reportable segments. Please see Note 18, “Segment Data,” for a further discussion. This change in segments resulted in a reallocation of goodwill amongst some of the Company’s reportable segments. Prior period data has been retrospectively adjusted to reflect this reallocation.

The changes in the carrying amount of goodwill for the thirteen weeks ended May 5, 2013, by segment, were as follows:

	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Total
Balance as of February 3, 2013
Goodwill, gross	$207,083	$201,542	$198,501	$1,196,619	$155,142	$1,958,887
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	207,083	201,542	198,501	1,196,619	155,142	1,958,887
Contingent purchase price payments to Mr. Calvin Klein	7,629	5,137	—	—	—	12,766
Goodwill from acquisition of Warnaco	441,671	864,697	—	—	93,064	1,399,432
Currency translation	1,933	(6,348)	—	(46,454)	309	(50,560)
Balance as of May 5, 2013
Goodwill, gross	658,316	1,065,028	198,501	1,150,165	248,515	3,320,525
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	$658,316	$1,065,028	$198,501	$1,150,165	$248,515	$3,320,525

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

The Company’s intangible assets consisted of the following:

	5/5/13			2/3/13			4/29/12
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships(1)	$334,418	$(47,582)	$286,836	$190,383	$(41,158)	$149,225	$180,107	$(32,328)	$147,779
Covenants not to compete	2,220	(2,220)	—	2,220	(2,220)	—	2,220	(2,175)	45
Order backlog(1)	128,865	(74,704)	54,161	32,287	(32,287)	—	32,287	(32,287)	—
Reacquired license rights(1)	603,178	(8,156)	595,022	8,565	(3,636)	4,929	5,939	(2,995)	2,944
Total intangible assets subject to amortization	1,068,681	(132,662)	936,019	233,455	(79,301)	154,154	220,553	(69,785)	150,768

Intangible assets not subject to amortization:
Tradenames(1)	2,973,258	—	2,973,258	2,413,809	—	2,413,809	2,398,175	—	2,398,175
Perpetual license rights(1)	258,839	—	258,839	—	—	—	—	—	—
Reacquired perpetual license rights	12,536	—	12,536	13,042	—	13,042	12,646	—	12,646
Total intangible assets not subject to amortization	3,244,633	—	3,244,633	2,426,851	—	2,426,851	2,410,821	—	2,410,821
Total intangible assets	$4,313,314	$(132,662)	$4,180,652	$2,660,306	$(79,301)	$2,581,005	$2,631,374	$(69,785)	$2,561,589

(1) The change from February 3, 2013 to May 5, 2013 primarily relates to intangible assets recorded in connection with the acquisition of Warnaco. The acquired customer relationships are amortized principally over 10 years, order backlog is amortized principally over 6 months and reacquired license rights are amortized principally over 33 years from the date of the acquisition. As of May 5, 2013, the weighted average life of the amortizable intangible assets recorded in connection with the acquisition of Warnaco was 26.4 years.

Amortization expense related to the Company’s amortizable intangible assets was $53,361 and $3,386 for the thirteen weeks ended May 5, 2013 and April 29, 2012, respectively.

Amortization expense, a portion of which is subject to exchange rate fluctuation, for the remainder of 2013 and the next five years thereafter related to the Company’s intangible assets as of May 5, 2013 is expected to be as follows:

Fiscal Year	Amount
Remainder of 2013	$90,166
2014	46,086
2015	45,747
2016	45,747
2017	45,747
2018	45,747

7. RETIREMENT AND BENEFIT PLANS

The Company has six noncontributory defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service. The Company refers to these six plans as its “Pension Plans.”

The Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits. In addition, the Company has a capital accumulation program, which is an unfunded non-qualified supplemental defined benefit plan, covering two current and 16 retired executives as of May 5, 2013.

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

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate the Company contribution, which partially subsidized benefits, for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service. As a result of the Company’s acquisition of Warnaco, the Company also provides certain postretirement health care and life insurance benefits to certain Warnaco retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. The Company refers to these two plans as its “Postretirement Plans.”

During the fourth quarter of 2012, the Company changed its method of accounting for actuarial gains and losses for its pension and other postretirement plans. Historically, the Company recognized actuarial gains and losses for its pension and other postretirement obligations and pension plan assets as a component of other comprehensive income in the periods in which they arose. As set forth in the Financial Accounting Standards Board (“FASB”) guidance for pension and other postretirement plans, the Company amortized actuarial gains and losses (to the extent they exceeded a 10% corridor) in future periods over the average remaining service period of active employees or, if substantially all plan participants were inactive, over the average remaining life expectancy of inactive participants, as a component of its net periodic benefit cost. The Company elected in the fourth quarter of 2012 to begin to immediately recognize actuarial gains and losses in its operating results in the year in which they occur. These gains and losses are measured at least annually as of the end of the Company’s fiscal year and, as such, will generally be recognized during the fourth quarter of each year. Additionally, beginning in the fourth quarter of 2012, the Company no longer calculates expected return on plan assets using a permitted averaging technique for market-related value of plan assets but instead uses the fair value of plan assets. The financial data for all prior periods presented has been retrospectively adjusted to reflect the effect of these accounting changes.

Net benefit cost was recognized in selling, general and administrative expenses as follows:

	Pension Plans		SERP Plans		Postretirement Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	5/5/13	4/29/12	5/5/13	4/29/12	5/5/13	4/29/12

Service cost, including plan expenses	$4,597	$3,854	$1,050	$973	$26	$—
Interest cost	6,539	4,456	857	846	222	218
Expected return on plan assets	(9,870)	(5,222)	—	—	—	—
Amortization of prior service cost (credit)	1	1	(17)	(17)	(204)	(204)
Total	$1,267	$3,089	$1,890	$1,802	$44	$14

Currently, the Company expects to make contributions of approximately $60,000 to its pension plans in 2013, which includes a $30,000 contribution made during the thirteen weeks ended May 5, 2013 to fund the pension plan that the Company acquired in connection with the Warnaco acquisition. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

8. DEBT

Short-Term Borrowings

One of the Company’s subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000,000 (approximately $10,200 based on exchange rates in effect on May 5, 2013) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless the Company gives notice of termination. The full amount of this facility was borrowed as of May 5, 2013. The weighted average interest rate on the funds borrowed at May 5, 2013 was 0.33%.

One of Warnaco’s European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which are used to fund working capital. The total amount of borrowings outstanding as of May 5, 2013 was $1,898. The weighted average interest rate on the borrowings outstanding at May 5, 2013 was 4.28%.

CK India has Rupee-denominated revolving credit facilities with a local lender. These facilities provide for total borrowings of up to ₨195,000 (approximately $3,600 based on exchange rates in effect on May 5, 2013) and are utilized to fund CK India’s working capital needs. Borrowings under the facilities bear interest at various interest rates, primarily based on a base rate set by the lending bank. As of May 5, 2013 the Company had approximately $2,600 of borrowings outstanding under these facilities and the weighted average interest rate on the funds borrowed at May 5, 2013 was 9.59%. The maximum amount of borrowings outstanding under these facilities during the first quarter of 2013 was approximately $2,600.

One of Warnaco’s Asian subsidiaries has a short-term $10,000 revolving credit facility to be used for working capital and general corporate purposes. Borrowings under the facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. The facility was renewed in September 2012 and may be renewed annually in the future. The facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the quarter ended May 5, 2013.

One of Warnaco’s Korean subsidiaries has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3,000,000 (approximately $2,700 based on exchange rates in effect on May 5, 2013). Borrowings under the facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the quarter ended May 5, 2013.

One of Warnaco’s Brazilian subsidiaries has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$44,000 (approximately $21,900 based on exchange rates in effect on May 5, 2013). Borrowings under the facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the quarter ended May 5, 2013.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	5/5/13	4/29/12

Senior secured term loan A facility due 2018	$1,693,088	$—
Senior secured term loan B facility due 2020	1,368,353	—
4 1/2% senior unsecured notes	700,000	—
7 3/8% senior unsecured notes	600,000	600,000
7 3/4% debentures	99,647	99,626
Senior secured term loan A facility due 2016 - United States dollar-denominated	—	608,000
Senior secured term loan A facility due 2016 - Euro-denominated	—	109,035
Senior secured term loan B facility due 2016 - United States dollar-denominated	—	396,000
Senior secured term loan B facility due 2016 - Euro-denominated	—	61,678
Total	4,461,088	1,874,339
Less: Current portion of long-term debt	98,750	79,477
Long-term debt	$4,362,338	$1,794,862

As of May 5, 2013, after taking into account the interest rate swap agreement discussed below, approximately 40% of the Company’s long-term debt was at a fixed rate with the remainder at variable rates.

Prior Senior Secured Credit Facilities

On May 6, 2010, the Company entered into senior secured credit facilities, which it amended and restated on March 2, 2011 (“the amended facilities”). The amended facilities consisted of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and

Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The amended facilities provided for initial borrowings of up to an aggregate of approximately $1,970,000 (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1,520,000 of term loan facilities; and (ii) approximately $450,000 of revolving credit facilities.

The Company made payments of $30,292 on its term loans under the amended facilities during the thirteen weeks ended April 29, 2012.

On February 13, 2013, in connection with the Warnaco acquisition, the Company modified and extinguished its previously outstanding amended facilities and repaid all outstanding borrowings thereunder, as discussed in the section entitled “New Senior Secured Credit Facilities” below.

New Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, the Company entered into new senior secured credit facilities (“the new facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under its previously outstanding senior secured credit facilities and repay all of Warnaco’s previously outstanding long-term debt. The new facilities consist of a $1,700,000 United States dollar-denominated Term Loan A (recorded net of an original issue discount of $7,325 as of the acquisition date), a $1,375,000 United States dollar-denominated Term Loan B (recorded net of an original issue discount of $6,875 as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750,000 (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475,000 United States dollar-denominated revolving credit facility, (b) a $25,000 United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185,850 Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs. In connection with entering into the new facilities and repaying all outstanding borrowings under its previously outstanding senior secured credit facilities and all of Warnaco’s previously outstanding long-term debt, the Company paid debt issuance costs of $67,370 (of which $34,638 was expensed as debt modification and extinguishment costs and $32,732 will be amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $5,757 to write-off previously capitalized debt issuance costs.

As of May 5, 2013, the full amounts of the term loans were outstanding. The revolving credit facilities include amounts available for letters of credit. As of May 5, 2013, the Company had drawn no revolving credit borrowings and approximately $92,794 of letters of credit. A portion of both United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the greater of (a) $750,000 and (b) $1,250,000 as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the new facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase, plus, in either case, an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated). The lenders under the new facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The terms of each of Term Loan A and Term Loan B contain a mandatory repayment schedule on a quarterly basis, such that the total annual repayments are as follows:

	Term Loan
	A	B
Borrowings on May 5, 2013	$1,700,000	$1,375,000

Percentage required to be repaid for the annual period ending March 31:
2014	5%	1%
2015	5%	1%
2016	7.5%	1%
2017	10%	1%
2018	72.5%	1%
2019		1%
2020		94%

The outstanding borrowings under the new facilities are prepayable at any time without penalty. The terms of the new facilities require the Company to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions and (c) a percentage of excess cash flow, which percentage is based upon the Company’s net leverage ratio during the relevant fiscal period.

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

Canadian dollar-denominated borrowings under the new revolving credit facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian Dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian Dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the new facilities.

The borrowings under the new revolving credit facilities in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the new facilities.

The current applicable margins are in the case of Term Loan A and the revolving credit facilities, 2.00% for adjusted Eurocurrency rate loans and 1.00% for base rate loans, as applicable. The applicable margins in the case of Term Loan B are fixed at 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending May 5, 2013, the applicable margin for borrowings under Term Loan A and the revolving credit facilities will be adjusted based on the Company’s quarter end net leverage ratio.

During the second quarter of 2011, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632,000 of the Company’s variable rate debt obligation under its previously outstanding United States dollar-denominated senior secured term loan A facility, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding subsequent to the repayment of the Company’s previously outstanding amended facility and is now converting a portion of the Company’s variable rate debt obligation under its new Term Loan A facility to fixed rate debt. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to $447,808 as of May 5, 2013 and will continue to be reduced such that based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the new Term Loan A facility is expected to always equal or exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the three-month LIBOR is eliminated, and it will pay a fixed rate of 1.197%, plus the current applicable margin.

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

4 1/2% Senior Notes Due 2022

On December 20, 2012, the Company issued $700,000 principal amount of 4 1/2% senior notes due December 15, 2022 in connection with the Warnaco acquisition. Interest on the 4 1/2% notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The Company paid $16,257 of fees in the first quarter of 2013 in connection with the issuance of these notes, which will be amortized over the term of the notes.

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

9. INCOME TAXES

The effective income tax rates for the thirteen weeks ended May 5, 2013 and April 29, 2012 were 48.9% and 24.7%, respectively.
The effective income tax rate for the thirteen weeks ended May 5, 2013 was higher than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns, which was also impacted by the Warnaco acquisition, combined with the benefit of certain discrete items recorded during the quarter, partially offset by state and local taxes. Since the Company had a pre-tax loss in the current quarter, tax benefits caused the effective tax rate to increase whereas such benefits will lower the tax rate in periods with pre-tax income.
The effective income tax rate for the thirteen weeks ended April 29, 2012 was lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns, partially offset by state and local taxes.
10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with certain international inventory purchases. In addition, the Company has exposure to changes in foreign currency exchange rates on certain intercompany loans. To help manage these exposures, the Company periodically uses foreign currency forward exchange contracts.

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into an interest rate swap agreement to hedge against this exposure. Please see Note 8, “Debt,” for a further discussion of the Company’s senior secured term loan facilities and this agreement. The Company had also entered into an interest rate cap agreement, which expired on September 6, 2012.

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts (collectively referred to as “cash flow hedges”) that are designated as effective hedging instruments are recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”). The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings and no contracts were excluded from effectiveness testing. In addition, changes in the fair value of foreign currency forward exchange contracts that are not designated as effective hedging instruments are immediately recognized in earnings, including the changes in fair value of all of the foreign exchange contracts related to intercompany loans which are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	5/5/13	4/29/12	5/5/13	4/29/12
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$1,086	$9,611	$3,221	$2,816
Interest rate contracts	—	133	4,113	6,865
Total contracts designated as cash flow hedges	1,086	9,744	7,334	9,681
Undesignated contracts:
Foreign currency forward exchange contracts (inventory purchases)	81	5	595	339
Foreign currency forward exchange contracts (intercompany loans)	693	—	468	—
Total undesignated contracts	774	5	1,063	339
Total	$1,860	$9,749	$8,397	$10,020

At May 5, 2013, the notional amount outstanding of foreign currency forward exchange contracts for inventory purchases and intercompany loans was approximately $364,000 and $98,000, respectively. Such contracts expire principally between May 2013 and May 2014 for inventory purchases and between May 2013 and January 2014 for intercompany loans.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Expense) (Effective Portion)
			Location	Amount

Thirteen Weeks Ended	5/5/13	4/29/12		5/5/13	4/29/12
Foreign currency forward exchange contracts (inventory purchases)	$8,858	$(1,676)	Cost of goods sold	$3,181	$2,624
Interest rate contracts	(209)	(40)	Interest expense	(1,154)	(1,082)
Total	$8,649	$(1,716)		$2,027	$1,542

There was no ineffective portion of hedges designated as cash flow hedging instruments during the thirteen weeks ended May 5, 2013 and April 29, 2012.

A net loss in AOCI on foreign currency forward exchange contracts at May 5, 2013 of $4,514 is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at May 5, 2013 of $3,242 is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange contracts that were not designated as cash flow hedges:

	(Loss) Gain Recognized in Income
Thirteen Weeks Ended	Location	5/5/13	4/29/12

Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$(312)	$869
Foreign currency forward exchange contracts (intercompany loans)	Selling, general and administrative expenses	247	—

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of May 5, 2013.

11. FAIR VALUE MEASUREMENTS

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	5/5/13				2/3/13				4/29/12
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$1,860	N/A	$1,860	N/A	$4,693	N/A	$4,693	N/A	$9,616	N/A	$9,616
Interest rate contracts	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	133	N/A	133
Total Assets	N/A	$1,860	N/A	$1,860	N/A	$4,693	N/A	$4,693	N/A	$9,749	N/A	$9,749

Liabilities:
Foreign currency forward exchange contracts	N/A	$4,284	N/A	$4,284	N/A	$13,460	N/A	$13,460	N/A	$3,155	N/A	$3,155
Interest rate contracts	N/A	4,113	N/A	4,113	N/A	5,058	N/A	5,058	N/A	6,865	N/A	6,865
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$7,217	7,217	N/A	N/A	$7,003	7,003	N/A	N/A	$9,859	9,859
Total Liabilities	N/A	$8,397	$7,217	$15,614	N/A	$18,518	$7,003	$25,521	N/A	$10,020	$9,859	$19,879

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

The following table presents the change in the Level 3 contingent purchase price payment liability for the thirteen weeks ended May 5, 2013 and April 29, 2012:

	Thirteen Weeks Ended
	5/5/13	4/29/12
Beginning Balance	$7,003	$9,559
Payments	—	—
Adjustments included in earnings	214	300
Ending Balance	$7,217	$9,859

Additional information with respect to assumptions used to value the contingent purchase price payment liability is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	45.0%
Approximate discount rate	20.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $1,000.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $1,000.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

There were no non-financial assets or liabilities that were required to be remeasured at fair value on a non-recurring basis during the thirteen weeks ended May 5, 2013 and April 29, 2012.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of May 5, 2013, February 3, 2013 and April 29, 2012 were as follows:

	5/5/13		2/3/13		4/29/12
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$746,281	$746,281	$892,209	$892,209	$238,612	$238,612
Short-term borrowings	14,724	14,724	10,847	10,847	107,393	107,393
Long-term debt (including portion classified as current)	4,461,088	4,624,844	2,299,642	2,398,200	1,874,339	1,948,152

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable quarter. The Company classifies the measurement of its long-term debt as a Level 1 measurement.

12. STOCK-BASED COMPENSATION

The Company grants stock-based awards under its 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan replaced the Company’s 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan terminated upon the 2006 Plan’s initial stockholder approval in June 2006, other than with respect to outstanding options under the 2003 Plan, which continue to be governed by the 2003 Plan. Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

The Company may grant the following types of incentive awards under the 2006 Plan: (i) non-qualified stock options (“NQs”); (ii) incentive stock options (“ISOs”); (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance share units; and (vii) other stock-based awards. Each award granted under the 2006 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, applicable performance period(s) and performance measure(s), and such other terms and conditions as the plan committee determines.

Through May 5, 2013, the Company has granted under the 2006 Plan: (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable performance share units; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share, each share underlying a restricted stock award reduces the number available by two shares and each share underlying an RSU or performance share unit award reduces the number available by three shares for awards made before April

29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under the 2003 Plan. Such options were granted with an exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Under the terms of the merger agreement in connection with the Warnaco acquisition, each outstanding award of Warnaco stock options, restricted stock and restricted stock units has been assumed by the Company and converted into an award of the same type, and, subject to the same terms and conditions, but payable in shares of Company common stock. The stock options are generally exercisable in three equal annual installments commencing one year after the date of original grant and the RSUs and restricted stock awards generally vest three years after the date of original grant, principally on a cliff basis. The Company accounted for the replacement awards as a modification of the existing awards. As such, a new fair value was assigned to the awards, a portion of which is included as part of the merger consideration. The merger consideration of $39,752 was determined by multiplying the estimated fair value of the Warnaco awards outstanding at the effective time of the Warnaco acquisition, net of the estimated value of awards to be forfeited, by the proportionate amount of the vesting period that had lapsed as of the acquisition date. The remaining fair value, net of forfeitures, is being expensed on a straight-line basis over the awards’ remaining vesting periods.

Net (loss) income for the thirteen weeks ended May 5, 2013 and April 29, 2012 included $18,897 and $10,516, respectively, of pre-tax expense related to stock-based compensation.

Stock options currently outstanding, with the exception of the Warnaco employee replacement awards discussed above, are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant. The vesting of such options outstanding is also generally accelerated upon retirement (as defined in the applicable plan). Such options are generally granted with a 10-year term.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed on a straight-line basis over the options’ vesting periods.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirteen weeks ended May 5, 2013 (with the exception of the Warnaco employee replacement stock options) and April 29, 2012:

	Thirteen Weeks Ended
	5/5/13	4/29/12
Weighted average risk-free interest rate	0.95%	1.20%
Weighted average expected option term (in years)	6.25	6.25
Weighted average expected volatility	45.13%	45.16%
Expected annual dividends per share	$0.15	$0.15
Weighted average estimated fair value per option	$50.44	$40.59

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving option grants. The Company will continue to evaluate the appropriateness of utilizing such method.

The following summarizes the assumptions used to estimate the fair value of the Warnaco employee stock options that were replaced at the effective time of the acquisition:

Thirteen Weeks Ended
5/5/13
Weighted average risk-free interest rate	0.24%
Weighted average expected option term (in years)	1.70
Weighted average expected volatility	29.40%
Expected annual dividends per share	$0.15
Weighted average estimated fair value per option	$40.60

Service-based stock option activity for the thirteen weeks ended May 5, 2013 was as follows:

	Options	Weighted Average Price Per Option
Outstanding at February 3, 2013	1,958	$44.17
Replacement of Warnaco awards	443	86.26
Granted	164	115.05
Exercised	159	63.55
Cancelled	8	86.29
Outstanding at May 5, 2013	2,398	$55.37
Exercisable at May 5, 2013	1,617	$45.49

RSUs granted to employees, with the exception of the Warnaco employee replacement awards, generally vest in three annual installments of 25%, 25% and 50% commencing two years after the date of grant. Service-based RSUs granted to non-employee directors vest in four equal annual installments commencing one year after the date of grant for awards granted prior to 2010 and vest in full one year after the date of grant for awards granted during or after 2010. The underlying RSU award agreements (excluding agreements for non-employee director awards made during or after 2010) generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of service-based RSUs, with the exception of the Warnaco employee replacement awards, is equal to the closing price of the Company’s common stock on the date of grant and is expensed, net of estimated forfeitures, on a straight-line basis over the RSUs’ vesting periods.

RSU activity for the thirteen weeks ended May 5, 2013 was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	660	$62.24
Replacement of Warnaco awards	120	120.72
Granted	61	115.05
Vested	105	88.29
Cancelled	10	75.81
Non-vested at May 5, 2013	726	$72.39

The Company’s restricted stock awards consist solely of awards to Warnaco employees that were replaced with the Company’s restricted stock as of the effective time of the acquisition. The fair value of restricted stock with respect to awards for which the vesting period had not lapsed as of the acquisition date was equal to the closing price of the Company’s common stock on February 12, 2013 and is expensed, net of forfeitures, on a straight-line basis over the vesting period.

Restricted stock activity for the thirteen weeks ended May 5, 2013 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	—	$—
Replacement of Warnaco awards	271	120.72
Granted	—	—
Vested	150	120.72
Cancelled	6	120.72
Non-vested at May 5, 2013	115	$120.72

The Company granted contingently issuable performance share awards to certain of the Company’s senior executives during the first quarter of each of 2012 and 2013 subject to a performance period of two years and a service period of one year beyond the performance period. The Company granted contingently issuable performance share unit awards to all of the Company’s senior executives (other than senior executives of Tommy Hilfiger) on May 6, 2010 subject to a performance period of three years. The holders of the awards granted on May 6, 2010 that were subject to a performance period of three years earned an aggregate of 498 shares as a result of the Company’s performance during such three-year period. For the awards granted in the first quarter of each of 2012 and 2013, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity for the awards granted in the first quarter of 2012 and earnings per share growth for the awards granted in the first quarter of 2013 during the applicable performance cycle. The Company records expense for the contingently issuable performance share units ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of the contingently issuable performance share units is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance shares do not accrue dividends prior to the completion of the performance cycle.

Performance share unit activity for the thirteen weeks ended May 5, 2013 was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	594	$57.08
Granted	97	114.77
Vested	498	51.07
Cancelled	—	—
Non-vested at May 5, 2013	193	$101.75

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirteen weeks ended May 5, 2013 and April 29, 2012 were $39,816 and $4,363, respectively. Of those amounts, $14,788 and $2,912, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in AOCI (net of tax) by component for the thirteen weeks ended May 5, 2013:

	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized (loss) gain on effective hedges	Total
Balance at February 3, 2013	$153,648	$1,552	$(15,318)	$139,882
Other comprehensive (loss) income before reclassifications	(109,215)	—	8,759	(100,456)
Less: Amounts reclassified from AOCI	—	136	901	1,037
Other comprehensive (loss) income	(109,215)	(136)	7,858	(101,493)
Balance at May 5, 2013	$44,433	$1,416	$(7,460)	$38,389

The following table presents reclassifications out of AOCI to earnings for the thirteen weeks ended May 5, 2013:

	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Income Statement
Realized gain (loss) on effective hedges
Foreign currency forward exchange contracts	$3,181	Cost of goods sold
Interest rate contracts	(1,154)	Interest expense
Less: tax effect	1,126	Income tax (benefit) expense
Total, net of tax	$901

Amortization of retirement liability items
Prior service credit	$220	Selling, general and administrative expenses
Less: tax effect	84	Income tax (benefit) expense
Total, net of tax	$136

14. STOCKHOLDERS’ EQUITY

Common Stock Issuance

On February 13, 2013, the Company issued 7,674 shares of its common stock, par value $1.00 per share, as part of the consideration paid to the former stockholders of Warnaco in connection with the acquisition.

Series A Convertible Preferred Stock Issuance and Conversion

In 2010, the Company sold 8 shares of Series A convertible preferred stock for net proceeds of $188,595 after related fees and expenses. During the first quarter of 2012, one of the holders of Series A convertible preferred stock converted an aggregate of $94,297 of the Series A convertible preferred stock, or 4 shares, into 2,095 shares of the Company’s common stock. The remaining shares of Series A convertible preferred stock were converted into the Company’s common stock during the fourth quarter of 2012. Holders of the Series A convertible preferred stock were entitled to vote and participate in dividends with the holders of the Company’s common stock on an as-converted basis. Due to the conversions of such stock, there were no outstanding shares of the Company’s Series A convertible preferred stock during the thirteen weeks ended May 5, 2013 and, on May 2, 2013, the Company filed with the Secretary of State of the State of Delaware a certificate eliminating the Series A convertible preferred stock.

15. ACTIVITY EXIT COSTS

Warnaco Acquisition and Integration Costs

In connection with the Company’s acquisition of Warnaco during the first quarter of 2013 and the related integration, the Company incurred certain costs related to severance and termination benefits, inventory liquidations and lease/contract terminations. Such costs were as follows:

	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 5/5/13	Liability at 5/5/13
Severance, termination benefits and other costs	$150,000	$57,113	$26,337
Inventory liquidation costs	30,000	30,000	30,000
Lease/contract termination and related costs	50,000	591	—
Total	$230,000	$87,704	$56,337

Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during the thirteen weeks ended May 5, 2013, $13,595 relate to selling, general and administrative expenses of the Calvin Klein North America segment, $12,010 relate to selling, general and administrative expenses of the Calvin Klein International segment, $7,023 relate to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $25,076 relate to corporate expenses not allocated to any reportable segment. The liabilities at May 5, 2013 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets. The remaining charges for severance and termination benefits and lease/contract termination and other costs expected to be incurred relate principally to the aforementioned segments and corporate expenses not allocated to any reportable segment. Inventory liquidation costs incurred during the thirteen weeks ended May 5, 2013 were included in net sales of the Company’s Calvin Klein International segment (see Note 18, “Segment Data”).

Tommy Hilfiger Integration and Exit Costs

In connection with the Company’s acquisition and integration of Tommy Hilfiger and the related restructuring, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, inventory liquidations and lease/contract terminations, including costs associated with the exit of certain Tommy Hilfiger product categories. All expected costs related to this acquisition and integration and the related restructuring were incurred by the end of 2012.

Liabilities for severance and termination benefits and lease/contract termination costs recorded in connection with the acquisition and integration of Tommy Hilfiger and the related restructuring were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 2/3/13	Costs Incurred During the Thirteen Weeks Ended 5/5/13	Costs Paid During the Thirteen Weeks Ended 5/5/13	Liability at 5/5/13
Severance, termination benefits and other costs	$763	$—	$219	$544
Lease/contract termination and related costs	2,013	—	488	1,525
Total	$2,776	$—	$707	$2,069

16. NET (LOSS) INCOME PER COMMON SHARE

In 2012, the Company utilized the two-class method of calculating basic net (loss) income per common share, as holders of the Company’s Series A convertible preferred stock participated in dividends with holders of the Company’s common stock prior to the conversion in 2012 of such convertible preferred stock into common stock. Net losses were not allocated to holders of the Series A convertible preferred stock.

The Company computed its basic and diluted net (loss) income per common share as follows:

	Thirteen Weeks Ended
	5/5/13	4/29/12

Net (loss) income attributable to PVH Corp.	$(20,052)	$95,476
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	—	(209)
Allocation of income to Series A convertible preferred stock	—	(4,345)
Net (loss) income available to common stockholders for basic net (loss) income per common share	(20,052)	90,922
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	—	209
Allocation of income to Series A convertible preferred stock	—	4,345
Net (loss) income available to common stockholders for diluted net (loss) income per common share	$(20,052)	$95,476

Weighted average common shares outstanding for basic net (loss) income per common share	79,970	68,539
Weighted average impact of dilutive securities	—	1,588
Weighted average impact of assumed convertible preferred stock conversion	—	3,475
Total shares for diluted net (loss) income per common share	79,970	73,602

Basic net (loss) income per common share attributable to PVH Corp.	$(0.25)	$1.33

Diluted net (loss) income per common share attributable to PVH Corp.	$(0.25)	$1.30

Potentially dilutive securities excluded from the calculation of diluted net (loss) income per common share were as follows:

	Thirteen Weeks Ended
	5/5/13	4/29/12

Weighted average potentially dilutive securities	3,685	254

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net (loss) income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of May 5, 2013 and April 29, 2012 and, therefore, were excluded from the calculation of diluted net (loss) income per common share for the thirteen weeks ended May 5, 2013 and April 29, 2012. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 193 and 686 as of May 5, 2013 and April 29, 2012, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities.

17. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirteen weeks ended May 5, 2013 and April 29, 2012, the Company recorded increases to goodwill of $12,766 and $12,563, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirteen weeks ended May 5, 2013 and April 29, 2012, the Company paid $14,200 and $13,535, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the first quarter of 2013, the Company issued 7,674 shares of its common stock, par value $1.00 per share (of which 416 shares were issued from treasury stock), as part of the consideration paid to the former stockholders of Warnaco in connection with the acquisition, which resulted in an increase in common stock of $7,258, an increase in additional paid in capital of $888,925 and a decrease in treasury stock of $30,269. In addition, the Company issued awards valued at $39,752 to replace outstanding stock awards made by Warnaco to its employees, which for accounting purposes are included in the total acquisition consideration. Also included in the acquisition consideration was the elimination of a $9,128 pre-acquisition liability to Warnaco.

During the first quarter of 2013, the Company recorded a loss of $5,757 to write-off previously capitalized debt issuance costs in connection with the modification and extinguishment of its previously outstanding senior secured credit facilities.

During the first quarter of 2012, one of the holders of the Company’s Series A convertible preferred stock converted an aggregate of 4 shares into 2,095 shares of the Company’s common stock, resulting in a decrease in Series A convertible preferred stock of $94,297, an increase in common stock of $2,095, and an increase in additional paid in capital of $92,202. The remaining shares of Series A convertible preferred stock were converted into the Company’s common stock during the fourth quarter of 2012. Please see Note 14, “Stockholders’ Equity.”

18. SEGMENT DATA

The acquisition of Warnaco has significantly impacted the way the Company and its chief operating decision maker manage and analyze its operating results. As such, the Company has changed its reportable segments. Prior year periods have been restated in order to present that information on a basis consistent with the current year.

The Company manages its operations through its operating divisions, which are presented as six reportable segments: (i) Calvin Klein North America; (ii) Calvin Klein International; (iii) Tommy Hilfiger North America; (iv) Tommy Hilfiger International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

Calvin Klein North America segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale in North America, primarily to department, mid-tier department and specialty stores; (ii) operating retail stores, which are primarily located in outlet centers, and an e-commerce website for North American customers, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, ck Calvin Klein and Calvin Klein for a broad array of products and retail services in North America.

Calvin Klein International segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale principally in Europe, Asia and Brazil, primarily to department and specialty stores and franchise operators of Calvin Klein stores, and through distributors; (ii) operating retail stores in Europe, Asia and Brazil, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, ck Calvin Klein and Calvin Klein for a broad array of products and retail services outside of North America.

Tommy Hilfiger North America segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale in North America, primarily to department stores; and (ii) operating retail stores and an e-commerce website for North American customers, which sell Tommy Hilfiger branded apparel, accessories and related products.

Tommy Hilfiger International segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe, primarily to department and specialty stores and franchise operators of Tommy Hilfiger stores, and through distributors and licensees; and (ii) operating retail stores in Europe and Japan, as well as operating an international e-commerce site, which sell Tommy Hilfiger branded apparel, accessories and related products. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated affiliates.

Heritage Brands Wholesale segment - This segment consists of the Company’s heritage brands wholesale division. This segment derives revenue primarily from the marketing to department, mid-tier department and specialty stores in North America of: (i) dress shirts and neckwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear under the brand names Van Heusen, IZOD and ARROW; (iii) swimwear, fitness apparel, swim accessories and related products under the brand name Speedo beginning in the first quarter of 2013; and (iv) women’s intimate apparel under the brand names Warner’s and Olga beginning in the first quarter of 2013. This segment also derived revenue through the second quarter of 2012 from marketing men’s sportswear under the brand name Timberland and through the third quarter of 2012 from marketing women’s sportswear under the brand name IZOD.

Heritage Brands Retail segment - This segment consists of the Company’s Heritage Brands retail division. This segment derives revenue principally from operating retail stores, primarily in outlet centers in North America, which sell apparel, footwear, accessories and related products under the brand names Van Heusen, IZOD, Bass and G.H. Bass & Co.

The following tables present summarized information by segment:

	Thirteen Weeks Ended
	5/5/13		4/29/12
Revenue – Calvin Klein North America
Net sales	$293,340		$161,974
Royalty revenue	25,416		31,308
Advertising and other revenue	8,695		11,874
Total	327,451		205,156

Revenue – Calvin Klein International
Net sales	255,188	(1)	9,745
Royalty revenue	18,353		34,165
Advertising and other revenue	6,866		13,053
Total	280,407		56,963

Revenue – Tommy Hilfiger North America
Net sales	337,676		298,980
Royalty revenue	6,490		4,524
Advertising and other revenue	2,458		1,687
Total	346,624		305,191

Revenue – Tommy Hilfiger International
Net sales	451,786		453,850
Royalty revenue	11,753		10,280
Advertising and other revenue	1,214		1,044
Total	464,753		465,174

Revenue – Heritage Brands Wholesale
Net sales	354,569		254,118
Royalty revenue	3,992		3,980
Advertising and other revenue	604		1,168
Total	359,165		259,266

Revenue – Heritage Brands Retail
Net sales	130,486		134,182
Royalty revenue	1,063		1,203
Advertising and other revenue	211		271
Total	131,760		135,656

Total Revenue
Net sales	1,823,045		1,312,849
Royalty revenue	67,067		85,460
Advertising and other revenue	20,048		29,097
Total	$1,910,160		$1,427,406

(1)	Includes $30,000 of sales returns for certain Warnaco wholesale customers in Asia in connection with the Company’s initiative to reduce excess inventory levels.

	Thirteen Weeks Ended
	5/5/13		4/29/12
Income before interest and taxes – Calvin Klein North America	$12,438	(2)	$36,078

(Loss) income before interest and taxes – Calvin Klein International	(48,154)	(2)	22,226

Income before interest and taxes – Tommy Hilfiger North America	46,010		28,877	(4)

Income before interest and taxes – Tommy Hilfiger International	72,142		73,480

Income before interest and taxes – Heritage Brands Wholesale	28,355	(2)	20,240

Loss before interest and taxes – Heritage Brands Retail	(6,803)		(2,596)

Loss before interest and taxes – Corporate(1)	(97,203)	(2) (3)	(22,223)	(4)

Income before interest and taxes	$6,785		$156,082

(1)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s pension and other postretirement plans.

(2)
(Loss) income before interest and taxes for the thirteen weeks ended May 5, 2013 includes costs of $194,107 associated with the Company’s acquisition and integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $41,102 in Calvin Klein North America; $100,460 in Calvin Klein International; $17,523 in Heritage Brands Wholesale and $35,022 in corporate expenses not allocated to any reportable segments.

(3)
(Loss) before interest and taxes for the thirteen weeks ended May 5, 2013 includes costs of $40,395 associated with the Company’s debt modification and extinguishment.  Please refer to Note 8, “Debt,” for a further discussion.

(4)
Income (loss) before interest and taxes for the thirteen weeks ended April 29, 2012 includes costs of $3,316 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $379 in Tommy Hilfiger North America and $2,937 in corporate expenses not allocated to any reportable segments.

Intersegment transactions consist of transfers of inventory principally from the Heritage Brands Wholesale segment to the Heritage Brands Retail segment and Calvin Klein North America segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage is eliminated principally in the Heritage Brands Retail segment and Calvin Klein North America segment.

The following table presents the Company’s total assets by segment:

	5/5/13	2/3/13	4/29/12
Identifiable Assets
Calvin Klein North America	$1,905,514	$752,029	$697,267
Calvin Klein International	3,383,852	584,860	566,398
Tommy Hilfiger North America	1,174,690	1,137,404	1,179,654
Tommy Hilfiger International	3,132,956	3,278,813	3,086,564
Heritage Brands Wholesale	1,406,490	555,544	578,926
Heritage Brands Retail	200,511	175,717	176,594
Corporate(1)	403,271	1,297,182	494,994
Total	$11,607,284	$7,781,549	$6,780,397
(1) Corporate at 2/3/13 included $700,000 of cash that arose from senior notes that were issued to fund a portion of the consideration for the Warnaco acquisition.

19. GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of May 5, 2013 is approximately $3,700, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,300 as of May 5, 2013, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

The Company has certain other guarantees whereby it guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

20. RECENT ACCOUNTING GUIDANCE

The FASB issued in February 2013 guidance that requires an entity to provide information about significant amounts reclassified out of AOCI. For amounts that are required to be reclassified in their entirety to net income in the same reporting period, an entity must report the amounts by component and their corresponding effect on the respective line items of net income. Such information is required to be presented either on the face of the financial statements or as a separate disclosure in the footnotes to the financial statements. For other amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures. The Company adopted this guidance during the first quarter of 2013 and elected to present a separate disclosure in the Notes to Consolidated Financial Statements. The adoption did not have any impact on the Company’s consolidated results of operations or financial position.

The FASB issued in March 2013 guidance that requires an entity to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary that is a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment related to the investment should be released into net income upon a partial sale of such investment. This guidance becomes effective for the Company in the first quarter of 2014. The adoption is not expected to have any impact on the Company’s consolidated results of operations or financial position.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the brand names Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Bass, Warner’s, Olga, Speedo, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, DKNY, Ike Behar and John Varvatos and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to the acquisition of Warnaco refer to our February 13, 2013 acquisition of The Warnaco Group, Inc. and its subsidiaries, which we refer to collectively as “Warnaco.”

References to the acquisition of Tommy Hilfiger refer to our May 6, 2010 acquisition of Tommy Hilfiger B.V. and certain affiliated companies, which we refer to collectively as “Tommy Hilfiger.”

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in the immediately preceding item of this report.

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including our owned brands — Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Bass, Warner’s and Olga — and our licensed brands — Speedo, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors, Sean John, Donald J. Trump Signature Collection, JOE Joseph Abboud, DKNY, Ike Behar and John Varvatos — as well as certain other owned, licensed and private label brands. Our business strategy is to manage and market a portfolio of nationally and internationally recognized brands at multiple price points and across multiple channels of distribution. We believe this strategy reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. Our internationally renowned designer lifestyle brands, Calvin Klein and Tommy Hilfiger, offer additional geographic distribution channel and price point opportunities as compared to our heritage brands.

We acquired Warnaco on February 13, 2013 for total consideration of $3.137 billion, consisting of $2.180 billion paid in cash and the issuance of approximately 7.7 million shares of our common stock (valued at $926.5 million). In addition, we issued stock awards valued at $39.8 million to replace outstanding stock awards made by Warnaco to its employees and eliminated a $9.1 million pre-acquisition liability to Warnaco. We funded the cash portion and related costs of the acquisition, repaid all outstanding borrowings under our previously outstanding senior secured credit facilities and repaid all of Warnaco’s previously outstanding long-term debt with the net proceeds of (i) an offering during the fourth quarter of 2012 of $700.0 million of 4 1/2% senior notes due 2022; and (ii) $3.075 billion of term loans borrowed during the first quarter of 2013 under new senior secured credit facilities. These items are more fully described in the section entitled “Liquidity and Capital Resources” below.

Warnaco designs, sources, markets and distributes a broad line of intimate apparel, sportswear and swim products worldwide. Warnaco’s products are sold under the highly-recognized Calvin Klein, Speedo, Warner’s and Olga brand names and are distributed domestically and internationally, through all major channels of distribution. Prior to the acquisition, Warnaco was our largest licensee for Calvin Klein products. By reuniting the Calvin Klein brand under one owner, we have complete direct global control of the brand image and commercial decisions for the two largest Calvin Klein apparel categories — jeanswear and underwear. The acquisition takes advantage of our and Warnaco’s complementary geographic operations. Warnaco’s operations in Asia and Latin America should enhance our opportunities in those high-growth regions, and we will have the ability to leverage our expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein jeanswear and underwear businesses in those regions. The acquisition also added the Speedo, Warner’s and Olga brands into our Heritage Brands portfolio. With a diversified brand portfolio and strong operations in every major consumer market around the world, our business is better balanced across geographies, channels of distribution, product categories and price points, and our opportunity to realize revenue growth and enhanced profitability has been expanded. We also believe the Warnaco acquisition created significant opportunities to achieve synergies, principally with respect to certain corporate functions and duplicative brand management functions in North America and Europe. We expect to realize the synergies in full by the end of 2016.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of men’s dress shirts, neckwear and underwear, men’s and women’s sportswear, women’s intimate apparel, swim products, footwear, accessories and related products under owned and licensed trademarks; and (ii) the sale through approximately 1,500 company-

operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD and Bass trademarks, and approximately 1,500 company-operated concessions/shop-in-shops worldwide under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. A substantial portion of our Calvin Klein licensing revenue was generated from Warnaco prior to the acquisition and, therefore, our royalty, advertising and other revenue decreased significantly in the first quarter of 2013 (and will continue to do so for the remainder of the year).

We recorded pre-tax charges of $42.6 million during 2012 associated with the Warnaco acquisition. We recorded pre-tax charges in the first quarter of 2013 in connection with the acquisition, integration, restructuring and debt modification and extinguishment that totaled $234.5 million. This amount included non-cash charges of $132.7 million, principally related to short-lived valuation adjustments and amortization and debt modification and extinguishment costs. We expect to incur total pre-tax charges of approximately $450 million during 2013 in connection with the integration and related restructuring, which includes expected non-cash charges of approximately $225 million, principally related to short-lived valuation adjustments and amortization and debt modification and extinguishment costs. Our future results of operations will be significantly impacted by this acquisition, particularly through the operations of the Calvin Klein business and through the changes in our capital structure that were necessary to complete the acquisition, as more fully discussed below.

The acquisition of Warnaco has significantly impacted the way we manage and analyze our operating results. As such, beginning with the first quarter of 2013, we have the following six reportable segments: Calvin Klein North America, Calvin Klein International, Tommy Hilfiger North America, Tommy Hilfiger International, Heritage Brands Wholesale and Heritage Brands Retail. Please refer to Note 18, “Segment Data,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

During the fourth quarter of 2012, we changed our method of accounting for our pension and other postretirement plans. As part of this change, we elected to begin immediately recognizing actuarial gains and losses in our operating results in the year in which they occur. We applied this change retrospectively, adjusting all prior periods.

We acquired Tommy Hilfiger in the second quarter of 2010. We incurred pre-tax charges of $3.3 million in the first quarter of 2012 in connection with the integration of Tommy Hilfiger and the related restructuring.

Due to the 53rd week in 2012, first quarter 2013 comparable store sales are more appropriately compared with the thirteen week period ended May 6, 2012. All comparable store sales discussed below are presented on this shifted basis.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 5, 2013 Compared With Thirteen Weeks Ended April 29, 2012

Total Revenue

Net sales in the first quarter of 2013 were $1.823 billion as compared to $1.313 billion in the first quarter of the prior year. The increase in net sales of $510.2 million was due principally to the net effect of the following items:

•
The aggregate addition of $376.8 million of net sales in our Calvin Klein North America and Calvin Klein International segments, principally attributed to the Calvin Klein businesses acquired as part of the Warnaco acquisition. In addition, our Calvin Klein North America retail business experienced a 4% increase in comparable store sales despite the cold weather in March and April. With respect to the Warnaco Calvin Klein jeans and underwear businesses, strength in China and Latin America was partially offset by continued weakness in Korea. The European business experienced a mid single digit sales decline due to weakness in jeans, particularly in Spain and Italy where the European business is concentrated and where we are restructuring the distribution mix. Comparable store sales within the Calvin Klein International segment decreased 5%. In addition, net sales in the Calvin Klein International segment in the current year include a reduction of $30.0 million due to sales returns for certain Warnaco wholesale customers in Asia in connection with an initiative to reduce excess inventory levels.

•
The aggregate addition of $36.6 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 13%, principally driven by retail comparable store sales growth of 5%, retail square footage expansion and strong North America wholesale revenue growth. The increase in the North America wholesale business is due, in part, to the acceleration of wholesale shipments in the current year as compared to the prior year’s first quarter. Net sales in the Tommy Hilfiger International segment were relatively flat as compared to the prior year’s first quarter. Revenue growth in Europe was driven by a 4% retail comparable store sales increase despite unseasonably cool weather, but was offset by the negative impact of a weaker Yen and continued weakness in our Japan business, where we continue to strategically reposition the brand.

•
The aggregate addition of $96.8 million of net sales in our Heritage Brands Wholesale and Heritage Brands Retail segments, driven by the net impact of: (i) the addition of $126.3 million of net sales in our Heritage Brands Wholesale segment attributed to Warnaco’s swimwear and Warner’s and Olga women’s intimate apparel businesses; (ii) strength in the Izod men’s wholesale sportswear business due, in part, to the timing of shipments; (iii) a 7% decrease in retail comparable store sales due principally to the poor performance of the Bass business and unseasonably cool weather in the Northeast and Midwest during the first quarter of 2013; and (iv) a negative impact of $28.3 million resulting from the 2012 exit from the Izod women’s and Timberland wholesale sportswear businesses.

Royalty, advertising and other revenue in the first quarter of 2013 decreased to $87.1 million from $114.6 million in the prior year’s first quarter due principally to the absence in 2013 of Warnaco royalty revenue subsequent to the acquisition date, as discussed above, combined with the expiration of a long-term contractual agreement related to royalties in the North American women’s sportswear business. Partially offsetting these decreases was growth due to strength in handbags and accessories, women’s coats, outerwear and suits. Tommy Hilfiger royalty, advertising and other revenue increased $4.4 million due to growth across virtually all licensed product categories and regions.

We currently expect revenue in 2013 will be approximately $8.2 billion. Aggregate revenue for the Company’s Calvin Klein North America and Calvin Klein International segments in 2013 is projected to be approximately $2.75 billion as compared to the 2012 amount of $1.150 billion. This increase is principally due to the revenue generated by the businesses acquired with Warnaco. Aggregate revenue for the Company’s Tommy Hilfiger North America and Tommy Hilfiger International segments in 2013 is expected to be approximately $3.40 billion as compared to the 2012 amount of $3.217 billion. Aggregate revenue for the Company’s Heritage Brands Wholesale and Heritage Brands Retail segments in 2013 is projected to be approximately $2.05 billion as compared to the 2012 amount of $1.676 billion. This increase is due principally to the revenue generated by the businesses acquired with Warnaco. The estimates of our revenue include the effects of the loss of Calvin Klein licensing revenue generated from Warnaco, and, as such, the royalty, advertising and other revenue generated by our Calvin Klein licensing business will decrease in 2013 as compared to 2012 due to the acquisition. This will also have a significant impact on our gross profit percentage on total revenue, as more fully discussed below.

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

Gross profit on total revenue in the first quarter of 2013 was $951.9 million, or 49.8% of total revenue, compared with $756.8 million, or 53.0% of total revenue in the first quarter of the prior year. This 320 basis point decrease was primarily due to the impact of the Warnaco acquisition, as (i) we recorded short-lived non-cash valuation adjustments in connection with the acquisition, which resulted in a decrease of approximately 170 basis points; (ii) we recorded sales returns for certain Warnaco wholesale customers in Asia in connection with an initiative to reduce excess inventory levels, which resulted in a decrease of approximately 80 basis points; (iii) our royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, significantly decreased for Calvin Klein and was replaced by the directly-operated Warnaco Calvin Klein jeans and underwear businesses, which do carry a cost of sales and have a large United States wholesale component (which generally operates at lower gross margins than our other businesses); and (iv) Warnaco’s wholesale Speedo swim product and Warner’s and Olga women’s intimate apparel businesses principally operate in the United States and generate lower gross margins than our other businesses as mentioned above. In addition, the Heritage Brands Retail segment experienced a decrease resulting from higher promotional selling. Partially offsetting these decreases was (i) an increase in gross margin related to our Heritage Brands Wholesale segment resulting from strong improvement in the Izod men’s, Van Heusen and Arrow wholesale sportswear businesses, combined with the exit from our lower-margin Izod women’s and Timberland wholesale sportswear businesses; and (ii) an increase in gross margin related to the Tommy Hilfiger and Calvin Klein North America retail businesses resulting principally from increases in average unit retail selling prices and stronger sell throughs.

We currently expect that the gross profit percentage on total revenue in 2013 will decrease as compared with 2012 due to the shift for Calvin Klein from principally a 100% gross margin licensing business to a lower margin directly-operated business, combined with the addition of the lower-margin Warner’s and Olga intimate apparel businesses as discussed above. In addition, we expect the gross profit percentage in 2013 to decrease as a result of one-time acquisition adjustments expected to be recorded in connection with the acquisition and the Company’s initiative to reduce excess inventory balances in the acquired Warnaco businesses.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the first quarter of 2013 were $907.0 million, or 47.5% of total revenue, as compared to $602.7 million, or 42.2% of total revenue, in the first quarter of the prior year. The 530 basis point increase in SG&A expenses as a percentage of total revenue was due principally to the net impact of (i) a 680 basis point increase due to acquisition, integration and restructuring costs incurred in connection with the Warnaco acquisition in the first quarter of 2013, of which 290 basis points were non-cash charges, principally related to short-lived valuation adjustments and amortization; partially offset by (ii) a decrease due to the addition of Warnaco’s businesses, most of which are lower-expense wholesale businesses.

We currently expect that our SG&A expenses as a percentage of total revenue in 2013 will increase as compared to 2012 due principally to the one-time costs expected to be incurred in connection with the acquisition and integration of Warnaco as described above, partially offset by a reduction in SG&A expenses as a percentage of revenue due to the addition of Warnaco’s businesses, most of which are lower-expense wholesale businesses. Our SG&A expenses may also be significantly impacted by the amount of expense recorded for our pension plans due to the change in accounting method discussed above. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in pension expense, generally in the fourth quarter of the year, which can create volatility in our operating results.

Equity in Income of Unconsolidated Affiliates

The equity in income of unconsolidated affiliates in the first quarter of 2013 was $2.3 million, as compared to $1.9 million in the first quarter of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China and India, both of which began operations under our partnership in the third quarter of 2011, and in Brazil, which began operations in the fourth quarter of 2012. Our investments in these joint ventures are being accounted for under the equity method of accounting. Please refer to Note 4, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Debt Modification and Extinguishment Costs

We incurred costs totaling $40.4 million in the first quarter of 2013 related to the modification and extinguishment of our previously outstanding term loans and the replacement of such term loans with new senior secured credit facilities entered into in connection with the Warnaco acquisition. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Interest Expense and Interest Income

Interest expense increased to $47.9 million in the first quarter of 2013 from $29.5 million in the first quarter of the prior year due principally to interest expense incurred on the term loans borrowed under new senior secured credit facilities and on the $700.0 million of 4 1/2% senior notes due 2022. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion. Interest income for the first quarter of 2013 increased to $2.0 million as compared to $0.3 million in the first quarter of 2012 due principally to an increase in our average cash position during the period.

Net interest expense for the full year 2013 is currently expected to increase to approximately $200 million from $117.2 million in 2012, principally as a result of the term loans borrowed under new senior secured credit facilities and the issuance of the $700.0 million of 4 1/2% senior notes due 2022 mentioned above. We currently plan to make approximately $400 million of payments on our long-term debt during 2013, the majority of which will be voluntary.

Income Taxes

The effective tax rates for the first quarters of 2013 and 2012 were 48.9% and 24.7%, respectively. The effective income tax rate for the first quarter of 2013 increased as compared to the first quarter income tax rate of the prior year due to the impact of the Warnaco acquisition, combined with certain discrete items recorded during the quarter. Since we had a pre-tax loss in the current quarter, tax benefits caused the effective tax rate to increase whereas such benefits will lower the tax rate in periods with pre-tax income.

The effective tax rate for the first quarter of 2013 was higher than the United States statutory rate. The lower tax rate we achieved due to the lower tax rates in international jurisdictions was more than offset by the benefit of certain discrete items recorded during the quarter and, to a lesser extent, state and local taxes.

The effective tax rate for the first quarter of 2012 was lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, partially offset by state and local taxes.

Redeemable Non-Controlling Interest

As a result of the acquisition of Warnaco, we own a 51% interest in a joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”), that is consolidated in our financial statements. The net income attributable to redeemable non-controlling interest was $39 thousand for the first quarter of 2013. Please refer to Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash at February 3, 2013 was $892.2 million, which included the proceeds from the $700 million senior notes offering undertaken in connection with the Warnaco acquisition. Cash at May 5, 2013 was $746.3 million, which included the impact of $2.993 billion of net proceeds from the new senior secured credit facilities entered into in connection with the Warnaco acquisition, offset by $2.180 billion of cash paid as consideration for the acquisition and $1.097 billion of debt payments made to repay all outstanding borrowings under our previously outstanding senior secured credit facilities and all of Warnaco’s previously outstanding long-term debt. Cash flow for the full year 2013 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments we make in 2013.

As of May 5, 2013, approximately $529 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash used by operating activities was $117.0 million in the thirteen weeks ended May 5, 2013 as compared with $0.5 million in the thirteen week period of the prior year. The increase in cash used by operating activities as compared to the prior year was primarily driven by the buildup during the first quarter of working capital associated with the newly-acquired Warnaco businesses. Additionally, cash used by operating activities in the current period includes a $30.0 million contribution to fund the defined benefit qualified pension plan we acquired as part of the Warnaco acquisition. The factors that affect our cash provided by operating activities have been significantly impacted by the Warnaco acquisition. In the future, we expect that our cash provided by operating activities will generally increase as a result of the acquisition. The increase in the cash generated by operating activities will generally be used to pay down debt, as well as to fund additional capital spending to expand our businesses, most notably the Calvin Klein business. In addition, the changes in the amount of cash provided and used related to our working capital will be more pronounced as a result of the Warnaco acquisition.

Acquisition of Warnaco

We completed our acquisition of Warnaco on February 13, 2013. We paid $2.180 billion in cash and issued approximately 7.7 million shares of our common stock, valued at $926.5 million, as consideration for the acquisition. In addition, we issued replacement stock awards related to employee stock-based compensation grants valued at $39.8 million and eliminated a $9.1 million pre-acquisition liability to Warnaco, both of which for accounting purposes are included in the total consideration of approximately $3.137 billion. The value of the replacement stock awards was determined by multiplying the estimated fair value of the Warnaco awards outstanding at the time of the acquisition, reduced by an estimated value of awards to be forfeited, by the proportionate amount of the vesting period that had lapsed as of the acquisition date.

We funded the cash portion and related costs of the acquisition, repaid all outstanding borrowings under our previously outstanding senior secured credit facilities and repaid all of Warnaco’s previously outstanding long-term debt with the net proceeds of (i) an offering during the fourth quarter of 2012 of $700.0 million of 4 1/2% senior notes due 2022; and (ii) $3.075 billion of term loans borrowed during the first quarter of 2013 under new senior secured credit facilities. See the discussion in the sections entitled “4 1/2% Senior Notes Due 2022” and “New Senior Secured Credit Facilities” below for further detail on these activities.

Capital Expenditures

Our capital expenditures in the thirteen weeks ended May 5, 2013 were $45.7 million compared to $39.1 million in the thirteen week period of the prior year. The increase in the current year period related principally to investments in the operations we acquired from Warnaco and in combining Warnaco’s infrastructure with ours. We currently expect that capital expenditures will increase for the full year 2013 to approximately $300 million as compared to $210.6 million in 2012, primarily due to continuing these investments, particularly with respect to enhancing Warnaco’s existing infrastructure (including systems, supply chain and facilities) and investing in retail stores acquired with Warnaco.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $14.2 million in the thirteen weeks ended May 5, 2013. We currently expect that such payments will be between $53 million and $55 million for the full year 2013.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Holders of our Series A convertible preferred stock participated in common stock dividends on an as-converted basis prior to their conversion of their preferred shares in 2012. The Series A convertible preferred stock has since been eliminated. Dividends on common stock totaled $6.1 million in the thirteen weeks ended May 5, 2013.

We currently project that cash dividends on our common stock for the full year 2013 will be approximately $12 million based on our current dividend rate, the number of shares of our common stock outstanding as of May 5, 2013 and our estimates of stock to be issued during the remainder of 2013 under our stock incentive plans.

Financing Arrangements

Our capital structure was as follows:

(in millions)	5/5/2013	2/3/2013
Short-term borrowings	$14.7	$10.8
Current portion of long-term debt	98.8	88.0
Capital lease obligations	30.1	31.1
Long-term debt	4,362.3	2,211.6
Stockholders’ equity	4,113.7	3,252.6

In addition, we had $746.3 million and $892.2 million of cash and cash equivalents as of May 5, 2013 and February 3, 2013, respectively.

Short-Term Borrowings

One of our subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion ($10.2 million based on exchange rates in effect on May 5, 2013) and is utilized to fund working capital. Borrowings under the facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless we give notice of termination. The full amount of this facility was borrowed as of May 5, 2013. The weighted average interest rate on the funds borrowed at May 5, 2013 was 0.33%. The maximum amount of borrowings outstanding under this facility during the first quarter of 2013 was approximately $10.2 million.

One of Warnaco’s European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which are used to fund working capital. The total amount of borrowings outstanding as of May 5, 2013 was $1.9 million. The weighted average interest rate on the borrowings outstanding at May 5, 2013 was 4.28%.

CK India has Rupee-denominated revolving credit facilities with a local lender. These facilities provide for total borrowings of up to ₨195.0 million ($3.6 million based on exchange rates in effect on May 5, 2013) and are utilized to fund CK India’s working capital needs. Borrowings under the facilities bear interest at various interest rates, primarily based on a base rate set by the lending bank. As of May 5, 2013 we had $2.6 million of borrowings outstanding under these facilities and the weighted average interest rate on the funds borrowed at May 5, 2013 was 9.59%. The maximum amount of borrowings outstanding under these facilities during the first quarter of 2013 was approximately $2.6 million.

One of Warnaco’s Asian subsidiaries has a short-term $10.0 million revolving credit facility to be used for working capital and general corporate purposes. Borrowings under the facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. The facility was renewed in September 2012 and may be renewed annually in the future. The facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the quarter ended May 5, 2013.

One of Warnaco’s Korean subsidiaries has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3.0 billion ($2.7 million based on exchange rates in effect on May 5, 2013). Borrowings under the facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the quarter ended May 5, 2013.

One of Warnaco’s Brazilian subsidiaries has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$44.0 million ($21.9 million based on exchange rates in effect on May 5, 2013). Borrowings under the facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the quarter ended May 5, 2013.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $2.3 million and $2.4 million during the thirteen weeks ended May 5, 2013 and April 29, 2012, respectively.

4 1/2% Senior Notes Due 2022

On December 20, 2012, we issued $700.0 million principal amount of 4 1/2% senior notes due December 15, 2022 in connection with the Warnaco acquisition. Interest on the 4 1/2% notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. We paid $16.3 million of fees in the first quarter of 2013 in connection with the issuance of these notes.

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

Prior Senior Secured Credit Facilities

On May 6, 2010, we entered into senior secured credit facilities, which were amended and restated on March 2, 2011 (“the amended facilities”). The amended facilities consisted of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The amended facilities provided for initial borrowings of up to an aggregate of approximately $1.970 billion (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1.520 billion of term loan facilities; and (ii) approximately $450.0 million of revolving credit facilities.

We made payments of $30.3 million on our term loans under the amended facilities during the thirteen weeks ended April 29, 2012.

On February 13, 2013, in connection with the Warnaco acquisition, we modified and extinguished our previously outstanding amended facilities and repaid all outstanding borrowings thereunder, as discussed in the section entitled “New Senior Secured Credit Facilities” below.

New Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, we entered into new senior secured credit facilities (“the new facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under our previously outstanding senior secured credit facilities and repay all of Warnaco’s previously outstanding long-term debt. The new facilities consist of a $1.700 billion United States dollar-denominated Term Loan A (recorded net of an original issue discount of $7.3 million as of the acquisition date), a $1.375 billion United States dollar-denominated Term Loan B (recorded net of an original issue discount of $6.9 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750.0 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475.0 million United States dollar-denominated revolving credit facility, (b) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185.9 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs. In connection with entering into the new facilities and repaying all outstanding borrowings under our previously outstanding senior secured credit facilities and all of Warnaco’s previously outstanding long-term debt, we paid debt issuance costs of $67.4 million (of which $34.6 million was expensed as debt modification and extinguishment costs and $32.7 million will be amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $5.8 million to write-off previously capitalized debt issuance costs.

As of May 5, 2013, the full amounts of the term loans were outstanding. The revolving credit facilities include amounts available for letters of credit. As of May 5, 2013, we had drawn no revolving credit borrowings and approximately $92.8 million of letters of credit. A portion of both United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the greater of (a) $750.0 million and (b) $1.250 billion as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the new facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase, plus, in either case, an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated). The lenders under the new facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The outstanding borrowings under the new facilities are prepayable at any time without penalty. The terms of the new facilities require us to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions and (c) a percentage of excess cash flow, which percentage is based upon our net leverage ratio during the relevant fiscal period.

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

Canadian dollar-denominated borrowings under the new revolving credit facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian Dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian Dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the new facilities.

The borrowings under the new revolving credit facilities in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the new facilities.

The current applicable margins, are in the case of Term Loan A and the revolving credit facilities, 2.00% for adjusted Eurocurrency rate loans and 1.00% for base rate loans, as applicable. The applicable margins in the case of Term Loan B are fixed at 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ending May 5, 2013, the applicable margin for borrowings under Term Loan A and the revolving credit facilities will be adjusted based on our quarter-end net leverage ratio.

During the second quarter of 2011, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632.0 million of our variable rate debt obligation under our previously outstanding United States dollar-denominated senior secured term loan A facility, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding subsequent to the repayment of our previously outstanding amended facility and is now converting a portion of our variable rate debt obligation under our new Term Loan A facility to fixed rate debt. According to a pre-set schedule during the term of the swap agreement, the initial notional amount was reduced to $447.8 million as of May 5, 2013 and will continue to be reduced such that, based on our projections for future debt repayments, our outstanding debt under the new Term Loan A facility is expected to always equal or exceed the then-outstanding notional amount of the swap. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the three-month LIBOR is eliminated, and we will pay a fixed rate of 1.197%, plus the current applicable margin.

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

As of May 5, 2013, we were in compliance with all applicable financial and non-financial covenants.

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

Contractual Obligations

Our contractual cash obligations reflected in the contractual obligations table included in Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2013 have materially changed as a result of the acquisition of Warnaco. Our contractual cash obligations increased for principal and interest payments on the new debt issued in connection with financing the acquisition. Our balance of total long-term debt increased to $4.461 billion as of May 5, 2013 as compared to $2.300 billion as of February 3, 2013. Please refer to the discussion above in this “Liquidity and Capital Resources” section for a description of new debt obligations that were incurred in connection with financing the acquisition. As a result of Warnaco’s large number of company-operated retail, office and warehouse locations worldwide, our contractual obligations have also increased for Warnaco’s retail store, warehouse, showroom, office and equipment leases. Such future lease commitments for Warnaco totaled approximately $430 million as of May 5, 2013. We have increased our inventory purchase commitments and have also incurred severance payment obligations in connection with the acquisition of Warnaco. In addition, as a result of the acquisition of Warnaco, we have for certain Warnaco employees a defined benefit pension plan, to which we contributed $30.0 million during the first quarter of 2013.

SEASONALITY

Our business generally follows a seasonal pattern. Our wholesale businesses tend to generate higher levels of sales in the first and third quarters, while our retail businesses tend to generate higher levels of sales in the fourth quarter. Royalty, advertising and other revenue tends to be earned somewhat evenly throughout the year, although the third quarter has the highest level of royalty revenue due to higher sales by licensees in advance of the holiday selling season. We expect this seasonal pattern will generally continue, but due to our expansion into new regions as a result of the Warnaco acquisition seasonal fluctuations may be less volatile.

Due to the above factors, our operating results for the thirteen weeks ended May 5, 2013 are not necessarily indicative of those for a full fiscal year.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 3, 2013. During the thirteen weeks ended May 5, 2013, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 3, 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of May 5, 2013, include cash equivalents, short and long-term debt, foreign currency forward exchange contracts and an interest rate swap agreement. Note 11, “Fair Value Measurements,” in the Notes to

Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 5, 2013. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at May 5, 2013, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $0.7 million annually. We entered into new senior secured credit facilities on February 13, 2013, and simultaneously repaid our previously outstanding amended facility. Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion of our new credit facilities. Borrowings under our new senior secured credit facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. As of May 5, 2013, approximately 40% of our total debt was at a fixed rate, with the remainder at variable rates. Given our debt position at May 5, 2013, the effect of a 10 basis point increase in interest rates on our interest expense would be approximately $1.3 million annually.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components, which expose us to significant foreign exchange risk. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Brazilian Real, the Japanese Yen, the Korean Won, the British Pound, the Canadian dollar, the Mexican Peso, the Indian Rupee and the Chinese Yuan, will have a negative impact on our results of operations. Our Calvin Klein and Tommy Hilfiger businesses purchase the majority of the products that they sell in United States dollars, which exposes the international operations of each of these businesses to foreign exchange risk as the United States dollar fluctuates. As such, we currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with United States dollar-denominated purchases.

In addition, we have exposure to changes in foreign currency exchange rates on certain intercompany loans. We currently use and plan to continue to use foreign currency forward exchange contracts to mitigate this exposure.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Operating & Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Operating & Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including each of our Chief Executive Officer and Chief Operating & Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 3, 2013 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of May 5, 2013.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 4, 2013 -
March 3, 2013	38,230	$119.23	—	—
March 4, 2013 -
April 7, 2013	96,371	114.74	—	—
April 8, 2013 -
May 5, 2013	40,514	111.40	—	—
Total	175,115	$114.95	—	—

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Substantially all shares shown in this table were withheld during the first quarter of 2013 in connection with the settlement of vested restricted stock units and restricted stock to satisfy tax withholding requirements.

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

3.2
Certificate of Designation of Series A Cumulative Participating Preferred Stock, filed on June 10, 1986 (incorporated by reference to Exhibit A of the document filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 1986).

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

3.4
Certificate Eliminating Reference to Series B Convertible Preferred Stock From Certificate of Incorporation of Phillips-Van Heusen Corporation, filed on June 12, 2007 (incorporated by reference to Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q for the period ended May 6, 2007).

3.5
Certificate Eliminating Reference to Series A Cumulative Participating Preferred Stock From Certificate of Incorporation of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 28, 2007).

3.6
Certificate of Designations of Series A Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2010).

3.7	By-Laws of Phillips-Van Heusen Corporation, as amended through February 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2012).

3.8
Certificate Eliminating Reference to Series A Convertible Preferred Stock From Certificate of Incorporation of PVH Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2013).

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

4.9
First Supplemental Indenture, dated as of November 8, 2012, to Indenture dated as of May 6, 2010, between PVH Corp. (formerly known as “Phillips-Van Heusen Corporation”) and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2013).

4.10
Indenture, dated as of December 20, 2012, between PVH Corp. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 20, 2012).

+4.11	Fourth Supplemental Indenture, dated as of February 13, 2013 to Indenture, dated as of November 1, 1993, between PVH Corp. and The Bank of New York Mellon, as Trustee.

+10.1
Credit and Guaranty Agreement, dated as of February 13, 2013, among PVH Corp., Tommy Hilfiger B.V., certain subsidiaries of PVH Corp., Barclays Bank PLC as Administrative Agent and Collateral Agent, Joint Lead Arranger and Joint Lead Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Co-Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citigroup Global Markets Inc. as Co-Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Credit Suisse Securities (USA) LLC as Co-Documentation Agent and Joint Lead Bookrunner, Royal Bank of Canada as Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner.

+10.2	Alternative Form of Performance Share Unit Award Agreement under the PVH Corp. 2006 Stock Incentive Plan, effective as of May 1, 2013.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PVH CORP.
Registrant

Dated:	June 13, 2013	/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit    Description

4.11	Fourth Supplemental Indenture, dated as of February 13, 2013 to Indenture, dated as of November 1, 1993, between PVH Corp. and The Bank of New York Mellon, as Trustee.

10.1
Credit and Guaranty Agreement, dated as of February 13, 2013, among PVH Corp., Tommy Hilfiger B.V., certain subsidiaries of PVH Corp., Barclays Bank PLC as Administrative Agent and Collateral Agent, Joint Lead Arranger and Joint Lead Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Co-Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citigroup Global Markets Inc. as Co-Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Credit Suisse Securities (USA) LLC as Co-Documentation Agent and Joint Lead Bookrunner, Royal Bank of Canada as Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner.

10.2	Alternative Form of Performance Share Unit Award Agreement under the PVH Corp. 2006 Stock Incentive Plan, effective as of May 1, 2013.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document