Form 10-Q
period 2013-08-04
PVH CORP. /DE/
filed 2013-09-12
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	August 4, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of September 3, 2013 was 81,572,863.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) in connection with the acquisition of The Warnaco Group, Inc. (“Warnaco”), we borrowed significant amounts, may be considered to be highly leveraged, and will have to use a significant portion of our cash flows to service such indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize benefits from Warnaco; (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost escalation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including, without limitation, the ability to integrate an acquired entity, such as Warnaco, into us with no substantial adverse effect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
Net sales	$1,884,439	$1,219,620	$3,707,484	$2,532,469
Royalty revenue	62,561	82,513	129,628	167,973
Advertising and other revenue	17,847	34,490	37,895	63,587
Total revenue	1,964,847	1,336,623	3,875,007	2,764,029
Cost of goods sold	938,759	593,962	1,897,058	1,264,539
Gross profit	1,026,088	742,661	1,977,949	1,499,490
Selling, general and administrative expenses	953,468	589,333	1,860,476	1,192,004
Debt modification and extinguishment costs	—	—	40,395	—
Equity in income (loss) of unconsolidated affiliates, net	813	(74)	3,140	1,850
Income before interest and taxes	73,433	153,254	80,218	309,336
Interest expense	49,495	28,552	97,439	58,069
Interest income	2,116	197	4,111	470
Income (loss) before taxes	26,054	124,899	(13,110)	251,737
Income tax expense	41,963	34,981	22,812	66,343
Net (loss) income	$(15,909)	$89,918	$(35,922)	$185,394
Less: Net income attributable to redeemable non-controlling interest	87	—	126	—
Net (loss) income attributable to PVH Corp.	$(15,996)	$89,918	$(36,048)	$185,394
Basic net (loss) income per common share attributable to PVH Corp.	$(0.20)	$1.24	$(0.45)	$2.57
Diluted net (loss) income per common share attributable to PVH Corp.	$(0.20)	$1.22	$(0.45)	$2.52
Dividends declared per common share	$0.0375	$0.0000	$0.1125	$0.0750

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive (Loss) Income
Unaudited
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012

Net (loss) income	$(15,909)	$89,918	$(35,922)	$185,394
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax expense (benefit) of $107; $(690); $(330) and $(453)	(45,713)	(150,188)	(150,770)	(133,187)
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(84); $(84); $(168) and $(168)	(135)	(135)	(271)	(271)
Net unrealized and realized gain on effective hedges, net of tax expense (benefit) of $482; $(625); $(754) and $364	1,656	6,346	9,514	2,099
Comprehensive (loss) income	(60,101)	(54,059)	(177,449)	54,035
Less: Comprehensive loss attributable to redeemable non-controlling interest	(1,771)	—	(1,625)	—
Total comprehensive (loss) income attributable to PVH Corp.	$(58,330)	$(54,059)	$(175,824)	$54,035

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	August 4,	February 3,	July 29,
	2013	2013	2012
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$628,920	$892,209	$261,986
Trade receivables, net of allowances for doubtful accounts of $22,121, $16,114 and $13,955	712,057	418,251	411,381
Other receivables	44,212	23,073	14,284
Inventories, net	1,348,598	878,415	909,447
Prepaid expenses	233,659	157,802	117,826
Other, including deferred taxes of $88,189, $38,310 and $53,150	113,199	67,256	105,014
Total Current Assets	3,080,645	2,437,006	1,819,938
Property, Plant and Equipment, net	693,857	561,335	484,443
Goodwill	3,368,002	1,958,887	1,777,724
Tradenames	2,975,764	2,413,809	2,332,811
Perpetual License Rights	206,336	—	—
Other Intangibles, net	850,218	167,196	150,932
Other Assets, including deferred taxes of $114,320, $61,465 and $5,315	339,924	243,316	165,640
Total Assets	$11,514,746	$7,781,549	$6,731,488

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$552,221	$377,231	$372,531
Accrued expenses, including deferred taxes of $3,329, $0 and $0	755,326	646,130	554,078
Deferred revenue	29,208	40,239	41,972
Short-term borrowings	3,447	10,847	52,791
Current portion of long-term debt	85,000	88,000	88,021
Total Current Liabilities	1,425,202	1,162,447	1,109,393
Long-Term Debt	4,195,151	2,211,642	1,715,464
Other Liabilities, including deferred taxes of $1,126,386, $589,796 and $501,858	1,841,033	1,154,891	1,125,803
Redeemable Non-Controlling Interest	5,600	—	—
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Series A convertible preferred stock, par value $100 per share; 0, 8,000 and 8,000 total shares authorized; 0, 0 and 4,000 shares issued and outstanding (with total liquidation preference of $0, $0 and $100,000)	—	—	94,298
Common stock, par value $1 per share; 240,000,000 shares authorized; 82,052,537; 73,324,491 and 70,951,932 shares issued	82,053	73,324	70,952
Additional paid in capital - common stock	2,623,659	1,623,693	1,500,032
Retained earnings	1,398,797	1,445,673	1,202,722
Accumulated other comprehensive income (loss)	106	139,882	(57,524)
Less: 478,934; 413,596 and 409,440 shares of common stock held in treasury, at cost	(56,855)	(30,003)	(29,652)
Total Stockholders’ Equity	4,047,760	3,252,569	2,780,828
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,514,746	$7,781,549	$6,731,488

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(35,922)	$185,394
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	205,348	67,792
Equity in income of unconsolidated affiliates, net	(3,140)	(1,850)
Deferred taxes	(23,697)	15,906
Stock-based compensation expense	34,478	18,891
Debt modification and extinguishment costs	40,395	—
Changes in operating assets and liabilities:
Trade receivables, net	(14,276)	46,095
Inventories, net	(34,010)	(117,028)
Accounts payable, accrued expenses and deferred revenue	(145,871)	39,893
Prepaid expenses	(28,923)	(8,590)
Employer pension contributions	(30,000)	(7,489)
Other, net	97,659	(31,716)
Net cash provided by operating activities	62,041	207,298
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(1,815,329)	—
Purchase of property, plant and equipment	(105,571)	(81,685)
Contingent purchase price payments	(26,734)	(25,749)
Net cash used by investing activities	(1,947,634)	(107,434)
FINANCING ACTIVITIES(1)
Net proceeds from revolving credit facilities	346	40,000
Net payments on short-term borrowings	(34,673)	(249)
Repayment of old credit facilities	(900,000)	(89,680)
Repayment of new credit facilities	(181,688)	—
Repayment of Warnaco’s previously outstanding debt	(197,000)	—
Net proceeds from credit facilities	2,993,430	—
Payment of fees associated with issuance of senior notes	(16,257)	—
Net proceeds from settlement of awards under stock plans	24,256	4,377
Excess tax benefits from awards under stock plans	15,091	7,082
Cash dividends	(9,203)	(5,490)
Acquisition of treasury shares	(57,121)	(13,633)
Payments of capital lease obligations	(4,655)	(5,664)
Net cash provided (used) by financing activities	1,632,526	(63,257)
Effect of exchange rate changes on cash and cash equivalents	(10,222)	(7,818)
(Decrease) increase in cash and cash equivalents	(263,289)	28,789
Cash and cash equivalents at beginning of period	892,209	233,197
Cash and cash equivalents at end of period	$628,920	$261,986

(1) See Note 17 for information on noncash investing and financing transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency and share amounts in thousands, except per share data)

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Bass, Warner’s and Olga, which are owned, and Speedo, which is licensed, as well as various other owned, licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear, swim products, intimates and, to a lesser extent, footwear and other related products and licenses its owned brands over a broad range of products. References to the aforementioned and other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

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

The results of operations for the thirteen and twenty-six weeks ended August 4, 2013 and July 29, 2012 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

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

3. ACQUISITIONS

Acquisition of Warnaco

The Company acquired on February 13, 2013 all of the outstanding equity interests in Warnaco. The results of Warnaco’s operations since that date have been included in the Company’s consolidated financial statements. Warnaco designs, sources, markets and distributes a broad line of intimate apparel, sportswear and swim products worldwide. Warnaco’s products are sold under the Calvin Klein, Speedo, Warner’s and Olga brand names and were also previously sold under the Chaps brand name. Ralph Lauren Corporation reacquired the Chaps license effective contemporaneously with the Company’s acquisition of Warnaco.

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

Please see Note 6, “Goodwill and Other Intangible Assets,” Note 8, “Debt,” Note 12, “Stock-Based Compensation,” and Note 14, “Stockholders’ Equity,” for a further discussion of these aspects of the acquisition.

The Company incurred certain pre-tax costs directly associated with the acquisition, including short-lived non-cash valuation adjustments and amortization, totaling approximately $185,000, of which approximately $43,000 was recorded in fiscal 2012 and approximately $142,000 was recorded during the twenty-six weeks ended August 4, 2013. Please see Note 15, “Activity Exit Costs,” for a discussion of restructuring costs incurred during the twenty-six weeks ended August 4, 2013 associated with the acquisition.

The operations acquired with Warnaco had total revenue of $1,027,878 and a net loss, after non-cash valuation adjustments and amortization and integration costs, of $(62,727) for the period from the date of acquisition through August 4, 2013. These amounts are included in the Company’s results of operations for the twenty-six week period then ended.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the thirteen and twenty-six weeks ended August 4, 2013 and July 29, 2012, as if the acquisition and the related financing transactions had occurred on January 30, 2012 (the first day of its fiscal year ended February 3, 2013) instead of on February 13, 2013. The pro forma results were calculated applying the Company’s accounting policies and reflect (i) the impact on revenue, cost of goods sold and selling, general and administrative expenses resulting from the elimination of intercompany transactions; (ii) the impact on depreciation and amortization expense based on fair value adjustments to Warnaco’s property, plant and equipment and intangible assets recorded in connection with the acquisition; (iii) the impact on interest expense resulting from changes to the Company’s capital structure in connection with the acquisition; (iv) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; (v) the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the thirteen and twenty-six weeks ended August 4, 2013; and (vi) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Warnaco. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on January 30, 2012, nor are they indicative of the future operating results of the combined company.

	Pro Forma		Pro Forma
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/4/13	7/29/12	8/4/13	7/29/12
Total revenue	$1,964,847	$1,803,015	$3,938,037	$3,743,839
Net income attributable to PVH Corp.	74,545	39,616	149,948	80,417

Allocation of the Acquisition Consideration

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$364,651
Trade receivables	290,964
Other receivables	47,011
Inventories	452,841
Prepaid expenses	39,979
Other current assets	60,626
Property, plant and equipment	131,357
Goodwill	1,451,479
Tradenames	604,600
Perpetual license rights	206,900
Other intangibles	824,800
Other assets	144,058
Total assets acquired	4,619,266
Accounts payable	179,931
Accrued expenses	262,432
Short-term borrowings	26,927
Current portion of long-term debt	2,000
Long-term debt	195,000
Other liabilities	810,320
Total liabilities assumed	1,476,610
Redeemable non-controlling interest	5,600
Total fair value of acquisition consideration	$3,137,056

The Company is still in the process of valuing the assets acquired and liabilities assumed; thus, the allocation of the acquisition consideration is subject to change.

In connection with the acquisition, the Company recorded goodwill of $1,451,479, which was assigned to the Company’s Calvin Klein North America, Calvin Klein International and Heritage Brands Wholesale segments in the amounts of $443,419, $878,786 and $129,274, respectively. None of the goodwill is expected to be deductible for tax purposes. The Company also recorded other intangible assets of $1,636,300, which included reacquired license rights of $578,000, order backlog of $97,000 and customer relationships of $149,800, which are all amortizable, as well as tradenames of $604,600 and perpetual license rights of $206,900, which have indefinite lives.

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

India

In 2011, the Company completed an acquisition of a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India is the direct licensee of the Tommy Hilfiger trademarks in India for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license, and sublicenses the trademarks for certain other product categories. This investment is being accounted for under the equity method of accounting.

Included in other assets in the Company’s Consolidated Balance Sheets as of August 4, 2013, February 3, 2013 and July 29, 2012 is $62,822, $62,021 and $46,880, respectively, related to these investments in unconsolidated affiliates.

5. REDEEMABLE NON-CONTROLLING INTEREST
As a result of the acquisition of Warnaco, the Company owns a 51% interest in a joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”), that is consolidated in the Company’s financial statements.
The Shareholders Agreement entered into by the parties to the joint venture (the “Shareholders Agreement”) contains a put option under which the non-controlling shareholders can require the Company to purchase all or a portion of their shares in the joint venture (i) at any date with respect to one of the non-controlling shareholders, who holds a 24% ownership, and (ii) after July 8, 2015, or at any date if the Company commits a material breach, as defined in the Shareholders Agreement, that is not cured, or becomes insolvent, with respect to the other non-controlling shareholder, who holds a 25% ownership. The put price is the fair market value of the shares on the redemption date based upon a multiple of the joint venture’s earnings before interest, taxes, depreciation and amortization for the prior 12 months, less the joint venture’s net debt and any amounts owed to the Company by the non-controlling shareholders.
The Shareholders Agreement also contains a call option, under which the Company can require any of the non-controlling shareholders to sell their shares to the Company (i) at any date in the event that any non-controlling shareholder commits a material breach, as defined in the Shareholders Agreement, under any of the agreements related to the joint venture, that is not cured; or (ii) at any date after July 8, 2015. The call price is determined by the same method as the put price (as described above). During the quarter ended August 4, 2013, the Company gave notice to the non-controlling shareholders that it was exercising the call option due to a continuing material breach by the non-controlling shareholders.  The sale of the non-controlling interests has not yet been consummated.
The fair value of the non-controlling interest as of the date of the Warnaco acquisition was estimated to be $5,600, which is subject to change pending the finalization of the valuation of the acquisition consideration allocation. Subsequent changes in the fair value of the redeemable non-controlling interest are recognized immediately as they occur, since a portion of the non-controlling interest is currently redeemable and it is probable that the other portion will become redeemable in the future based on the passage of time. The carrying amount of the redeemable non-controlling interest is adjusted to equal the fair value at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value. Any fair value adjustment to the carrying amount is determined after attribution of net income and other comprehensive income of the non-controlling interest. After initial measurement, the attribution of any net losses of the non-controlling interest cannot exceed the amount of any increase in fair value above the initial fair value. Any fair value adjustment to the carrying amount of the redeemable non-controlling interest will be recognized immediately in retained earnings of the Company. After adjusting the carrying amount for net income and other comprehensive income during the twenty-six weeks ended August 4, 2013, an adjustment to retained earnings of $1,625 was necessary to increase the fair value of the redeemable non-controlling interest, as of August 4, 2013, to the initial fair value of $5,600.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The acquisition of Warnaco has significantly impacted the way the Company and its chief operating decision maker manage and analyze the Company’s operating results. As such, the Company has changed its reportable segments. Please see Note 18, “Segment Data,” for a further discussion. This change in segments resulted in a reallocation of goodwill amongst some of the Company’s reportable segments. Prior period data has been retrospectively adjusted to reflect this reallocation.

The changes in the carrying amount of goodwill for the twenty-six weeks ended August 4, 2013, by segment, were as follows:

	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Total
Balance as of February 3, 2013
Goodwill, gross	$207,083	$201,542	$198,501	$1,196,619	$155,142	$1,958,887
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	207,083	201,542	198,501	1,196,619	155,142	1,958,887
Contingent purchase price payments to Mr. Calvin Klein	13,406	9,316	—	—	—	22,722
Goodwill from acquisition of Warnaco	443,419	878,786	—	—	129,274	1,451,479
Currency translation	(1,930)	(23,954)	—	(38,715)	(487)	(65,086)
Balance as of August 4, 2013
Goodwill, gross	661,978	1,065,690	198,501	1,157,904	283,929	3,368,002
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	$661,978	$1,065,690	$198,501	$1,157,904	$283,929	$3,368,002

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

The Company’s intangible assets consisted of the following:

	8/4/13			2/3/13			7/29/12
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships(1)	$333,064	$(54,411)	$278,653	$190,383	$(41,158)	$149,225	$171,583	$(35,213)	$136,370
Covenants not to compete	2,220	(2,220)	—	2,220	(2,220)	—	2,220	(2,190)	30
Order backlog(1)	128,196	(122,504)	5,692	32,287	(32,287)	—	32,287	(32,287)	—
Reacquired license rights(1)	566,160	(12,904)	553,256	8,565	(3,636)	4,929	5,921	(3,163)	2,758
Total intangible assets subject to amortization	1,029,640	(192,039)	837,601	233,455	(79,301)	154,154	212,011	(72,853)	139,158

Intangible assets not subject to amortization:
Tradenames(1)	2,975,764	—	2,975,764	2,413,809	—	2,413,809	2,332,811	—	2,332,811
Perpetual license rights(1)	206,336	—	206,336	—	—	—	—	—	—
Reacquired perpetual license rights	12,617	—	12,617	13,042	—	13,042	11,774	—	11,774
Total intangible assets not subject to amortization	3,194,717	—	3,194,717	2,426,851	—	2,426,851	2,344,585	—	2,344,585
Total intangible assets	$4,224,357	$(192,039)	$4,032,318	$2,660,306	$(79,301)	$2,581,005	$2,556,596	$(72,853)	$2,483,743

(1) Change from February 3, 2013 to August 4, 2013 primarily relates to intangible assets recorded in connection with the acquisition of Warnaco. The acquired customer relationships are amortized principally over 10 years, order backlog is amortized principally over 6 months and reacquired license rights are amortized principally over 33 years from the date of the acquisition. As of August 4, 2013, the weighted average life of the amortizable intangible assets recorded in connection with the acquisition of Warnaco was 27.7 years.

Amortization expense related to the Company’s amortizable intangible assets was $112,738 and $6,454 for the twenty-six weeks ended August 4, 2013 and July 29, 2012, respectively.

Amortization expense, a portion of which is subject to exchange rate fluctuation, for the remainder of 2013 and the next five years thereafter related to the Company’s intangible assets as of August 4, 2013 is expected to be as follows:

Fiscal Year	Amount
Remainder of 2013	$28,951
2014	44,823
2015	44,482
2016	44,482
2017	44,482
2018	44,482

7. RETIREMENT AND BENEFIT PLANS

The Company has six noncontributory defined benefit pension plans (including a plan acquired as part of the Warnaco acquisition, which is frozen) covering substantially all employees resident in the United States who meet certain age and service requirements. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service. The Company refers to these six plans as its “Pension Plans.”

The Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits. In addition, the Company has a capital accumulation program, which is an unfunded non-qualified supplemental defined benefit plan, covering two current and 15 retired executives as of August 4, 2013.

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

Net benefit cost related to the Company’s Pension Plans was recognized in selling, general and administrative expenses as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/4/13	7/29/12	8/4/13	7/29/12

Service cost, including plan expenses	$4,823	$4,011	$9,420	$7,865
Interest cost	6,528	4,530	13,067	8,986
Expected return on plan assets	(9,658)	(5,254)	(19,528)	(10,476)
Amortization of prior service cost	2	1	3	2
Total	$1,695	$3,288	$2,962	$6,377

Net benefit cost related to the Company’s SERP Plans was recognized in selling, general and administrative expenses as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/4/13	7/29/12	8/4/13	7/29/12

Service cost, including plan expenses	$1,119	$814	$2,169	$1,787
Interest cost	953	827	1,810	1,673
Amortization of prior service credit	(17)	(16)	(34)	(33)
Total	$2,055	$1,625	$3,945	$3,427

Net benefit cost related to the Company’s Postretirement Plans was recognized in selling, general and administrative expenses as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/4/13	7/29/12	8/4/13	7/29/12

Service cost, including plan expenses	$14	$—	$40	$—
Interest cost	207	181	429	399
Amortization of prior service credit	(204)	(204)	(408)	(408)
Total	$17	$(23)	$61	$(9)

Currently, the Company expects to make contributions of approximately $60,000 to its pension plans in 2013, which includes a $30,000 contribution made during the first quarter of 2013 to fund the pension plan that the Company acquired with the Warnaco acquisition. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

8. DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000,000 (approximately $10,000 based on exchange rates in effect on August 4, 2013) and is utilized to fund working capital needs. Borrowings under the facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless the Company gives notice of termination. There were no borrowings outstanding under this facility as of August 4, 2013. The maximum amount of borrowings outstanding under this facility during the twenty-six weeks ended August 4, 2013 was approximately $10,000.

One of the Company’s European subsidiaries acquired as part of the Warnaco acquisition has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which are used to fund working capital needs. The total amount of borrowings outstanding as of August 4, 2013 was $2,147. The weighted average interest rate on the funds borrowed at August 4, 2013 was 2.94%. The maximum amount of borrowings outstanding under these facilities during the twenty-six weeks ended August 4, 2013 was approximately $25,300.

One of the Company’s Asian subsidiaries acquired as part of the Warnaco acquisition has Rupee-denominated short-term revolving credit facilities with a local lender. These facilities provide for total borrowings of up to ₨195,000 (approximately $3,200 based on exchange rates in effect on August 4, 2013) and are utilized to fund working capital needs. Borrowings under the facilities bear interest at various interest rates, primarily based on a base rate set by the lending bank. As of August 4, 2013, the Company had $1,300 of borrowings outstanding under these facilities and the weighted average interest rate on the funds borrowed at August 4, 2013 was 10.44%. The maximum amount of borrowings outstanding under these facilities during the twenty-six weeks ended August 4, 2013 was approximately $2,600.

One of the Company’s Asian subsidiaries acquired as part of the Warnaco acquisition has a short-term $10,000 revolving credit facility to be used to fund working capital needs. Borrowings under the facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. The facility was renewed in September 2012 and may be renewed annually in the future. The facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the twenty-six weeks ended August 4, 2013.

One of the Company’s Asian subsidiaries acquired as part of the Warnaco acquisition has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3,000,000 (approximately $2,700 based on exchange rates in effect on August 4, 2013) and is utilized to fund working capital needs. Borrowings under the facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the twenty-six weeks ended August 4, 2013.

One of the Company’s Latin American subsidiaries acquired as part of the Warnaco acquisition has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$44,000 (approximately

$19,000 based on exchange rates in effect on August 4, 2013) and are utilized to fund working capital needs. Borrowings under the facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the twenty-six weeks ended August 4, 2013.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	8/4/13	7/29/12

Senior secured term loan A facility due 2018	$1,672,297	$—
Senior secured term loan B facility due 2020	1,208,202	—
4 1/2% senior unsecured notes	700,000	—
7 3/8% senior unsecured notes	600,000	600,000
7 3/4% debentures	99,652	99,631
Senior secured term loan A facility due 2016 - United States dollar-denominated	—	592,000
Senior secured term loan A facility due 2016 - Euro-denominated	—	98,844
Senior secured term loan B facility due 2016 - United States dollar-denominated	—	395,000
Senior secured term loan B facility due 2016 - Euro-denominated	—	18,010
Total	4,280,151	1,803,485
Less: Current portion of long-term debt	85,000	88,021
Long-term debt	$4,195,151	$1,715,464

As of August 4, 2013, the Company’s mandatory long-term debt repayments for the next five years were as follows:

Remainder of 2013	$42,500
2014	85,000
2015	116,875
2016	159,375
2017	170,000
2018	1,105,000

As of August 4, 2013, after taking into account the interest rate swap agreement discussed in the section entitled “New Senior Secured Credit Facilities”below, which was in effect as of such date, approximately 45% of the Company’s long-term debt was at a fixed rate, with the remainder at variable rates. As a result of the new interest rate swap agreement for a three-year term commencing on August 19, 2013, as discussed below, approximately 70% of the Company’s long-term debt will be at a fixed rate, with the remainder at variable rates.

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

The Company made payments of $89,680 on its term loans under the amended facilities during the twenty-six weeks ended July 29, 2012.

On February 13, 2013, in connection with the Warnaco acquisition, the Company modified and extinguished the amended facilities and repaid all outstanding borrowings thereunder, as discussed in the section entitled “New Senior Secured Credit Facilities” below.

New Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, the Company entered into new senior secured credit facilities (“the new facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under the amended facilities and repay all of Warnaco’s previously outstanding long-term debt. The new facilities consist of a $1,700,000 United States dollar-denominated Term Loan A (recorded net of an original issue discount of $7,325 as of the acquisition date), a $1,375,000 United States dollar-denominated Term Loan B (recorded net of an original issue discount of $6,875 as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750,000 (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475,000 United States dollar-denominated revolving credit facility, (b) a $25,000 United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185,850 Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs. In connection with entering into the new facilities and repaying all outstanding borrowings under the amended facilities and all of Warnaco’s previously outstanding long-term debt, the Company paid debt issuance costs of $67,370 (of which $34,638 was expensed as debt modification and extinguishment costs and $32,732 will be amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $5,757 to write-off previously capitalized debt issuance costs.

The revolving credit facilities include amounts available for letters of credit. As of August 4, 2013, the Company had drawn no revolving credit borrowings and approximately $79,105 of letters of credit. A portion of both United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the greater of (a) $750,000 and (b) $1,250,000 as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the new facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase, plus, in either case, an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated). The lenders under the new facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The Company made payments of $181,688 on its term loans under the new facilities during the twenty-six weeks ended August 4, 2013, the majority of which was voluntary. As of August 4, 2013, the Company had total term loans outstanding of $2,880,499, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to the above-mentioned voluntary payments, the Company is not required to make any additional mandatory repayments under Term Loan B prior to maturity.

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

The current applicable margins are in the case of Term Loan A and the revolving credit facilities, 2.00% for adjusted Eurocurrency rate loans and 1.00% for base rate loans, as applicable. The applicable margins in the case of Term Loan B are fixed at 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending August 4, 2013, the applicable margin for borrowings under Term Loan A and the revolving credit facilities is subject to adjustment based on the Company’s quarter end net leverage ratio.

During the second quarter of 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228,750 of the Company’s variable rate debt obligation under its United States dollar-denominated senior secured Term Loan A facility, or any replacement facility with similar terms, to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated, and it will pay a fixed rate of 0.604%, plus the current applicable margin.

During the second quarter of 2011, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632,000 of the Company’s variable rate debt obligation under its previously outstanding United States dollar-denominated senior secured term loan A facility, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding, with a notional amount of $436,608 as of August 4, 2013, subsequent to the repayment of the Company’s previously outstanding amended facility and is now converting a portion of the Company’s variable rate debt obligation under its new Term Loan A facility to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the three-month LIBOR is eliminated, and it will pay a fixed rate of 1.197%, plus the current applicable margin.

The outstanding notional amount of each interest rate swap will be adjusted according to pre-set schedules during the term of each swap agreement such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the Term Loan A facility is expected to always equal or exceed the then-outstanding combined notional amount of the interest rate swaps.

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

The new facilities require the Company to comply with certain financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the applicable facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable which would result in acceleration of the Company’s other debt. If the Company was unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of the Company’s other indebtedness.

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

9. INCOME TAXES

The effective income tax rates for the thirteen weeks ended August 4, 2013 and July 29, 2012 were 161.1% and 28.0%, respectively. The effective income tax rates for the twenty-six weeks ended August 4, 2013 and July 29, 2012 were (174.0)% and 26.4%, respectively.
The effective income tax rate for the thirteen weeks ended August 4, 2013 was higher than the United States statutory rate due to non-recurring discrete items related to the Warnaco integration and state and local taxes, partially offset by the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns.
The effective income tax rate for the twenty-six weeks ended August 4, 2013 was lower than the United States statutory rate due to the net impact of non-recurring discrete items related to the Warnaco integration, state and local taxes and the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns. Since the Company had a pre-tax loss in the twenty-six weeks ended August 4, 2013, the discrete tax expense caused the effective income tax rate to be negative.
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

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into interest rate swap agreements to hedge against this exposure. Please see Note 8, “Debt,” for a further discussion of the Company’s senior secured term loan facilities and these agreements. The Company had also entered into an interest rate cap agreement, which expired on September 6, 2012.

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

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	8/4/13	7/29/12	8/4/13	7/29/12
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$1,432	$18,828	$4,231	$866
Interest rate contracts	4,110	45	8,097	6,729
Total contracts designated as cash flow hedges	5,542	18,873	12,328	7,595
Undesignated contracts:
Foreign currency forward exchange contracts (inventory purchases)	282	—	109	538
Foreign currency forward exchange contracts (intercompany loans)	396	—	767	111
Total undesignated contracts	678	—	876	649
Total	$6,220	$18,873	$13,204	$8,244

At August 4, 2013, the notional amount outstanding of foreign currency forward exchange contracts for inventory purchases and intercompany loans was approximately $422,000 and $80,000, respectively. Such contracts expire principally between August 2013 and August 2014 for inventory purchases and between August 2013 and January 2014 for intercompany loans.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income (Effective Portion)		(Loss) Gain Reclassified from AOCI into (Expense) Income (Effective Portion)
			Location	Amount

Thirteen Weeks Ended	8/4/13	7/29/12		8/4/13	7/29/12
Foreign currency forward exchange contracts (inventory purchases)	$1,732	$6,592	Cost of goods sold	$(280)	$1,007
Interest rate contracts	(897)	(962)	Interest expense	(1,023)	(1,098)
Total	$835	$5,630		$(1,303)	$(91)

Twenty-Six Weeks Ended	8/4/13	7/29/12		8/4/13	7/29/12
Foreign currency forward exchange contracts (inventory purchases)	$10,590	$4,916	Cost of goods sold	$2,901	$3,631

Interest rate contracts	(1,106)	(1,002)	Interest expense	(2,177)	(2,180)
Total	$9,484	$3,914		$724	$1,451

There was no ineffective portion of hedges designated as cash flow hedging instruments during the twenty-six weeks ended August 4, 2013 and July 29, 2012.

A net loss in AOCI on foreign currency forward exchange contracts at August 4, 2013 of $2,413 is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at August 4, 2013 of $6,601 is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange contracts that were not designated as cash flow hedges:

	Gain (Loss) Recognized in Income
Thirteen Weeks Ended	Location	8/4/13	7/29/12

Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$661	$(190)
Foreign currency forward exchange contracts (intercompany loans)	Selling, general and administrative expenses	(285)	(1,224)

Twenty-Six Weeks Ended	Location	8/4/13	7/29/12

Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$349	$679
Foreign currency forward exchange contracts (intercompany loans)	Selling, general and administrative expenses	(38)	(1,224)

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of August 4, 2013.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	8/4/13				2/3/13				7/29/12
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$2,110	N/A	$2,110	N/A	$4,693	N/A	$4,693	N/A	$18,828	N/A	$18,828
Interest rate contracts	N/A	4,110	N/A	4,110	N/A	N/A	N/A	N/A	N/A	45	N/A	45
Total Assets	N/A	$6,220	N/A	$6,220	N/A	$4,693	N/A	$4,693	N/A	$18,873	N/A	$18,873

Liabilities:
Foreign currency forward exchange contracts	N/A	$5,107	N/A	$5,107	N/A	$13,460	N/A	$13,460	N/A	$1,515	N/A	$1,515
Interest rate contracts	N/A	8,097	N/A	8,097	N/A	5,058	N/A	5,058	N/A	6,729	N/A	6,729
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$6,649	6,649	N/A	N/A	$7,003	7,003	N/A	N/A	$9,021	9,021
Total Liabilities	N/A	$13,204	$6,649	$19,853	N/A	$18,518	$7,003	$25,521	N/A	$8,244	$9,021	$17,265

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

The following table presents the change in the Level 3 contingent purchase price payment liability for the twenty-six weeks ended August 4, 2013 and July 29, 2012:

	Twenty-Six Weeks Ended
	8/4/13	7/29/12
Beginning Balance	$7,003	$9,559
Payments	—	—
Adjustments included in earnings	(354)	(538)
Ending Balance	$6,649	$9,021

Additional information with respect to assumptions used to value the contingent purchase price payment liability is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	45.0%
Approximate discount rate	20.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $1,000.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $1,000.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

There were no material non-financial assets or liabilities that were required to be remeasured at fair value on a non-recurring basis during the twenty-six weeks ended August 4, 2013 and July 29, 2012.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of August 4, 2013, February 3, 2013 and July 29, 2012 were as follows:

	8/4/13		2/3/13		7/29/12
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$628,920	$628,920	$892,209	$892,209	$261,986	$261,986
Short-term borrowings	3,447	3,447	10,847	10,847	52,791	52,791
Long-term debt (including portion classified as current)	4,280,151	4,358,547	2,299,642	2,398,200	1,803,485	1,886,289

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable quarter. The Company classifies the measurement of its long-term debt as a Level 1 measurement.

12. STOCK-BASED COMPENSATION

The Company grants stock-based awards under its 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan replaced the Company’s 2003 Stock Option Plan (the “2003 Plan”) and certain other prior stock option plans. The 2003 Plan and these other plans terminated upon the 2006 Plan’s initial stockholder approval in June 2006, other than with respect to outstanding options, which continued to be governed by the applicable prior plan. Only awards under the 2003 Plan continue to be outstanding insofar as these prior plans are concerned. Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

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

Through August 4, 2013, the Company has granted under the 2006 Plan: (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable performance share units; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share, each share underlying a restricted stock award reduces the number available by two shares and each share underlying an RSU or performance share unit award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under the 2003 Plan. Such options were granted with an exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Under the terms of the merger agreement in connection with the Warnaco acquisition, each outstanding award of Warnaco stock options, restricted stock and restricted stock units has been assumed by the Company and converted into an award of the same type, and, subject to the same terms and conditions, but payable in shares of Company common stock. The stock options are generally exercisable in three equal annual installments commencing one year after the date of original grant and the RSUs and restricted stock awards generally vest three years after the date of original grant, principally on a cliff basis. The Company accounted for the replacement awards as a modification of the existing awards. As such, a new fair value was assigned to the awards, a portion of which is included as part of the merger consideration. The merger consideration of $39,752 was determined by multiplying the estimated fair value of the Warnaco awards outstanding at the effective time of the Warnaco acquisition, net of the estimated value of awards to be forfeited, by the proportionate amount of the vesting period that had lapsed as of the acquisition date. The remaining fair value, net of estimated forfeitures, is being expensed on a straight-line basis over the awards’ remaining vesting periods.

Net (loss) income for the twenty-six weeks ended August 4, 2013 and July 29, 2012 included $34,478 and $18,891, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the twenty-six weeks ended August 4, 2013 (with the exception of the Warnaco employee replacement stock options) and July 29, 2012:

	Twenty-Six Weeks Ended
	8/4/13	7/29/12
Weighted average risk-free interest rate	1.05%	1.20%
Weighted average expected option term (in years)	6.22	6.25
Weighted average Company volatility	45.20%	45.16%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per option	$51.51	$40.59

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

The following summarizes the assumptions used to estimate the fair value of the Warnaco employee stock options that were replaced at the effective time of the acquisition:

Twenty-Six Weeks Ended
8/4/13
Weighted average risk-free interest rate	0.24%
Weighted average expected option term (in years)	1.70
Weighted average Company volatility	29.40%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per option	$40.60

Service-based stock option activity for the twenty-six weeks ended August 4, 2013 was as follows:

	Options	Weighted Average Price Per Option
Outstanding at February 3, 2013	1,958	$44.17
Replacement of Warnaco awards	443	86.26
Granted	182	117.03
Exercised	381	64.43
Cancelled	12	93.60
Outstanding at August 4, 2013	2,190	$54.95
Exercisable at August 4, 2013	1,511	$42.83

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

RSU activity for the twenty-six weeks ended August 4, 2013 was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	660	$62.24
Replacement of Warnaco awards	120	120.72
Granted	234	119.06
Vested	244	61.24
Cancelled	24	79.78
Non-vested at August 4, 2013	746	$89.25

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

Restricted stock activity for the twenty-six weeks ended August 4, 2013 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	—	$—
Replacement of Warnaco awards	271	120.72
Granted	—	—
Vested	174	120.72
Cancelled	8	120.72
Non-vested at August 4, 2013	89	$120.72

The Company granted contingently issuable performance share units to certain of the Company’s senior executives during the first quarter of each of 2012 and 2013 subject to a performance period of two years and a service period of one year beyond the performance period. The Company granted contingently issuable performance share units to certain of the Company’s executives during the second quarter of each of 2010 and 2013 subject to performance periods of three years each. The holders of the awards granted on May 6, 2010 that were subject to a performance period of three years earned an aggregate of 498 shares as a result of the Company’s performance during such three-year period. For the awards granted in the second quarter of 2013, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the performance period, of which 50 percent is based upon the Company’s absolute stock price growth during the performance period and 50 percent is based upon the Company’s total shareholder return during the performance period relative to other companies included in the S&P 500 as of the date of grant. For the awards granted in the first quarter of each of 2012 and 2013, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for each of the performance periods based on both earnings per share growth and return on equity for the awards granted in the first quarter of 2012 and earnings per share growth for the awards granted in the first quarter of 2013 during the applicable performance cycle.

For the contingently issuable performance share units granted prior to the second quarter of 2013, the Company records expense ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of these contingently issuable performance share units is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance share units do not accrue dividends prior to the completion of the performance cycle.

For the contingently issuable performance share units granted during the second quarter of 2013, because the awards are subject to market conditions, the Company records expense ratably over the vesting period, net of estimated forfeitures, regardless of whether the market condition is satisfied. The fair value of such awards was established on the grant date using the Monte Carlo simulation model, which was based on the following assumptions:

Twenty-Six Weeks Ended
8/4/13
Risk-free interest rate	0.34%
Expected Company volatility	38.67%
Expected annual dividends per share	$0.15
Grant date fair value per performance share unit	$123.27

Performance share unit activity for the twenty-six weeks ended August 4, 2013 was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	594	$57.08
Granted	920	122.57
Vested	498	51.07
Cancelled	36	122.45
Non-vested at August 4, 2013	980	$119.26

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the twenty-six weeks ended August 4, 2013 and July 29, 2012 were $45,554 and $12,606, respectively. Of those amounts, $15,091 and $7,082, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award. The Company recognizes these excess tax benefits in additional paid in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to the Company.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in AOCI (net of tax) by component for the twenty-six weeks ended August 4, 2013:

	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized (loss) gain on effective hedges	Total
Balance at February 3, 2013	$153,648	$1,552	$(15,318)	$139,882
Other comprehensive (loss) income before reclassifications	(149,019)	—	9,503	(139,516)
Less: Amounts reclassified from AOCI	—	271	(11)	260
Other comprehensive (loss) income	(149,019)	(271)	9,514	(139,776)
Balance at August 4, 2013	$4,629	$1,281	$(5,804)	$106

The following table presents reclassifications out of AOCI to earnings:

	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Income Statements
	Thirteen Weeks Ended 8/4/13	Twenty-Six Weeks Ended 8/4/13
Realized (loss) gain on effective hedges
Foreign currency forward exchange contracts	$(280)	$2,901	Cost of goods sold
Interest rate contracts	(1,023)	(2,177)	Interest expense
Less: Tax effect	(391)	735	Income tax expense
Total, net of tax	$(912)	$(11)

Amortization of retirement liability items
Prior service credit	$219	$439	Selling, general and administrative expenses
Less: Tax effect	84	168	Income tax expense
Total, net of tax	$135	$271

14. STOCKHOLDERS’ EQUITY

Common Stock Issuance

On February 13, 2013, the Company issued 7,674 shares of its common stock, par value $1.00 per share, as part of the consideration paid to the former stockholders of Warnaco in connection with the acquisition.

Series A Convertible Preferred Stock Issuance and Conversion

In 2010, the Company sold 8 shares of Series A convertible preferred stock for net proceeds of $188,595 after related fees and expenses. During the first quarter of 2012, one of the holders of Series A convertible preferred stock converted an aggregate of $94,297 of the Series A convertible preferred stock, or 4 shares, into 2,095 shares of the Company’s common stock. The remaining shares of Series A convertible preferred stock were converted into the Company’s common stock during the fourth quarter of 2012. Holders of the Series A convertible preferred stock were entitled to vote and participate in dividends with the holders of the Company’s common stock on an as-converted basis. Due to the conversions of such stock, there were no outstanding shares of the Company’s Series A convertible preferred stock during the twenty-six weeks ended August 4, 2013. On May 2, 2013, the Company filed with the Secretary of State of the State of Delaware a certificate eliminating the Series A convertible preferred stock.

15. ACTIVITY EXIT COSTS

Warnaco Integration Costs

In connection with the Company’s acquisition of Warnaco during the first quarter of 2013 and the related integration, the Company incurred certain costs related to severance and termination benefits, inventory liquidations and lease/contract terminations. Such costs were as follows:

	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 8/4/13	Incurred During the Twenty-Six Weeks Ended 8/4/13	Liability at 8/4/13
Severance, termination benefits and other costs	$175,000	$40,839	$97,952	$44,130
Inventory liquidation costs	30,000	—	30,000	5,035
Lease/contract termination and related costs	50,000	3,289	3,880	1,373
Total	$255,000	$44,128	$131,832	$50,538

Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during the twenty-six weeks ended August 4, 2013, $23,544 relate to selling, general and administrative expenses of the Calvin Klein North America segment, $39,733 relate to selling, general and administrative expenses of the Calvin Klein International segment, $12,463 relate to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $26,092 relate to corporate expenses not allocated to any reportable segment. The liabilities at August 4, 2013 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets. The remaining charges for severance and termination benefits and lease/contract termination and other costs expected to be incurred relate principally to the aforementioned segments and corporate expenses not allocated to any reportable segment. Inventory liquidation costs incurred during the twenty-six weeks ended August 4, 2013 were included in net sales of the Company’s Calvin Klein International segment. (See Note 18, “Segment Data.”)

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

Liabilities for severance and termination benefits and lease/contract termination costs recorded in connection with the acquisition and integration of Tommy Hilfiger and the related restructuring were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 2/3/13	Costs Incurred During the Twenty-Six Weeks Ended 8/4/13	Costs Paid During the Twenty-Six Weeks Ended 8/4/13	Liability at 8/4/13
Severance, termination benefits and other costs	$763	$—	$422	$341
Lease/contract termination and related costs	2,013	—	847	1,166
Total	$2,776	$—	$1,269	$1,507

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

The Company computed its basic and diluted net (loss) income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/4/13	7/29/12	8/4/13	7/29/12

Net (loss) income attributable to PVH Corp.	$(15,996)	$89,918	$(36,048)	$185,394
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	—	—	—	(209)
Allocation of income to Series A convertible preferred stock	—	(2,591)	—	(6,936)
Net (loss) income available to common stockholders for basic net (loss) income per common share	(15,996)	87,327	(36,048)	178,249
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	—	—	—	209
Allocation of income to Series A convertible preferred stock	—	2,591	—	6,936
Net (loss) income available to common stockholders for diluted net (loss) income per common share	$(15,996)	$89,918	$(36,048)	$185,394

Weighted average common shares outstanding for basic net (loss) income per common share	81,337	70,403	80,653	69,471
Weighted average impact of dilutive securities	—	1,105	—	1,346
Weighted average impact of assumed convertible preferred stock conversion	—	2,095	—	2,785
Total shares for diluted net (loss) income per common share	81,337	73,603	80,653	73,602

Basic net (loss) income per common share attributable to PVH Corp.	$(0.20)	$1.24	$(0.45)	$2.57

Diluted net (loss) income per common share attributable to PVH Corp.	$(0.20)	$1.22	$(0.45)	$2.52

Potentially dilutive securities excluded from the calculation of diluted net (loss) income per common share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/4/13	7/29/12	8/4/13	7/29/12

Weighted average potentially dilutive securities	3,913	466	3,799	360

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net (loss) income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of August 4, 2013 and July 29, 2012 and, therefore, were excluded from the calculation of diluted net (loss) income per common share for the thirteen and twenty-six weeks ended August 4, 2013 and July 29, 2012. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 189 and 678 as of August 4, 2013 and July 29, 2012, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities.

17. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the twenty-six weeks ended August 4, 2013 and July 29, 2012, the Company recorded increases to goodwill of $22,722 and $22,226, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the twenty-six weeks ended August 4, 2013 and July 29, 2012, the Company paid $26,734 and $25,749, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

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

Omitted from purchases of property, plant and equipment in the Consolidated Statement of Cash Flows for the twenty-six weeks ended August 4, 2013 and July 29, 2012 are $2,663 and $13,480, respectively, of assets acquired through capital leases.

18. SEGMENT DATA

The acquisition of Warnaco significantly impacted the way the Company and its chief operating decision maker manage and analyze its operating results. As such, the Company changed its reportable segments beginning with the first quarter of 2013. Prior year periods have been restated in order to present that information on a basis consistent with the current year.

The Company manages its operations through its operating divisions, which are presented as six reportable segments: (i) Calvin Klein North America; (ii) Calvin Klein International; (iii) Tommy Hilfiger North America; (iv) Tommy Hilfiger International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

Calvin Klein North America segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale in North America, primarily to department, mid-tier department and specialty stores; (ii) operating retail stores, which are primarily located in outlet centers, and an e-commerce website for North American customers, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, ck Calvin Klein (in the process of being changed to Calvin Klein on a platinum label) and Calvin Klein for a broad array of products and retail services in North America.

Calvin Klein International segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale principally in Europe, Asia and Brazil, primarily to department and specialty stores and franchise operators of Calvin Klein stores, and through distributors; (ii) operating retail stores in Europe, Asia and Brazil, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, ck Calvin Klein (in the process of being changed to Calvin Klein on a platinum label) and Calvin Klein for a broad array of products and retail services outside of North America.

Tommy Hilfiger North America segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale in North America, primarily to department stores, principally Macy’s; and (ii) operating retail stores and an e-commerce website for North American customers, which sell Tommy Hilfiger branded apparel, accessories and related products. This segment also derives revenue from licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products in North America.

Tommy Hilfiger International segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe, primarily to department and specialty stores and franchise operators of Tommy Hilfiger stores, and through distributors and licensees; and (ii) operating retail stores in Europe and Japan, as well as operating an international e-commerce site, which sell Tommy Hilfiger branded apparel, accessories and related products. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Tommy Hilfiger foreign affiliates.

This segment also derives revenue from licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products outside of North America.

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

The following tables present summarized information by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/4/13	7/29/12	8/4/13		7/29/12
Revenue – Calvin Klein North America
Net sales	$332,119	$150,546	$625,459		$312,520
Royalty revenue	22,610	28,891	48,026		60,199
Advertising and other revenue	8,024	14,201	16,719		26,075
Total	362,753	193,638	690,204		398,794

Revenue – Calvin Klein International
Net sales	286,152	12,124	541,340	(1)	21,869
Royalty revenue	15,796	30,355	34,149		64,520
Advertising and other revenue	5,884	15,114	12,750		28,167
Total	307,832	57,593	588,239		114,556

Revenue – Tommy Hilfiger North America
Net sales	357,081	324,482	694,757		623,462
Royalty revenue	6,034	5,101	12,524		9,625
Advertising and other revenue	1,748	2,285	4,206		3,972
Total	364,863	331,868	711,487		637,059

Revenue – Tommy Hilfiger International
Net sales	420,485	375,495	872,271		829,345
Royalty revenue	12,810	13,078	24,563		23,358
Advertising and other revenue	1,138	1,465	2,352		2,509
Total	434,433	390,038	899,186		855,212

Revenue – Heritage Brands Wholesale
Net sales	328,540	183,500	683,109		437,618
Royalty revenue	4,158	3,859	8,150		7,839
Advertising and other revenue	762	1,189	1,366		2,357
Total	333,460	188,548	692,625		447,814

Revenue – Heritage Brands Retail
Net sales	160,062	173,473	290,548		307,655
Royalty revenue	1,153	1,229	2,216		2,432
Advertising and other revenue	291	236	502		507
Total	161,506	174,938	293,266		310,594

Total Revenue
Net sales	1,884,439	1,219,620	3,707,484		2,532,469
Royalty revenue	62,561	82,513	129,628		167,973
Advertising and other revenue	17,847	34,490	37,895		63,587
Total	$1,964,847	$1,336,623	$3,875,007		$2,764,029

(1)	Includes $30,000 of sales returns for certain Warnaco wholesale customers in Asia in connection with the Company’s initiative to reduce excess inventory levels.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	8/4/13		7/29/12		8/4/13		7/29/12
Income before interest and taxes – Calvin Klein North America	$39,496	(2)	$36,412		$51,934	(3)	$72,490

(Loss) income before interest and taxes – Calvin Klein International	(56,878)	(2)	23,777		(105,032)	(3)	46,003

Income before interest and taxes – Tommy Hilfiger North America	61,960		52,636		107,970		81,513	(6)

Income before interest and taxes – Tommy Hilfiger International	37,859		41,113	(5)	110,001		114,593	(6)

Income before interest and taxes – Heritage Brands Wholesale	29,149	(2)	13,797		57,504	(3)	34,037

Income (loss) before interest and taxes – Heritage Brands Retail	4,013		9,306		(2,790)		6,710

Loss before interest and taxes – Corporate(1)	(42,166)	(2)	(23,787)	(5)	(139,369)	(3)(4)	(46,010)	(6)

Income before interest and taxes	$73,433		$153,254		$80,218		$309,336

(1)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s pension and other postretirement plans.

(2)
Income (loss) before interest and taxes for the thirteen weeks ended August 4, 2013 includes costs of $139,886 associated with the Company’s acquisition and integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $27,632 in Calvin Klein North America; $85,008 in Calvin Klein International; $11,247 in Heritage Brands Wholesale and $15,999 in corporate expenses not allocated to any reportable segments.

(3)
Income (loss) before interest and taxes for the twenty-six weeks ended August 4, 2013 includes costs of $333,993 associated with the Company’s acquisition and integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $68,734 in Calvin Klein North America; $185,468 in Calvin Klein International; $28,770 in Heritage Brands Wholesale and $51,021 in corporate expenses not allocated to any reportable segments.

(4)
Loss before interest and taxes for the twenty-six weeks ended August 4, 2013 includes costs of $40,395 associated with the Company’s debt modification and extinguishment. Please refer to Note 8, “Debt,” for a further discussion.

(5)
Income (loss) before interest and taxes for the thirteen weeks ended July 29, 2012 includes costs of $4,541 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $3,497 in Tommy Hilfiger International and $1,044 in corporate expenses not allocated to any reportable segments.

(6)
Income (loss) before interest and taxes for the twenty-six weeks ended July 29, 2012 includes costs of $7,857 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $379 in Tommy Hilfiger North America; $3,497 in Tommy Hilfiger International and $3,981 in corporate expenses not allocated to any reportable segments.

Intersegment transactions consist of transfers of inventory principally from the Heritage Brands Wholesale segment to the Heritage Brands Retail segment and the Calvin Klein North America segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage is eliminated principally in the Heritage Brands Retail segment and the Calvin Klein North America segment.

The following table presents the Company’s total assets by segment:

Identifiable Assets	8/4/13	2/3/13	7/29/12
Calvin Klein North America	$1,907,589	$752,029	$719,391
Calvin Klein International	3,182,654	584,860	578,037
Tommy Hilfiger North America	1,220,896	1,137,404	1,139,287
Tommy Hilfiger International	3,209,996	3,278,813	2,981,087
Heritage Brands Wholesale	1,370,895	555,544	568,847
Heritage Brands Retail	206,313	175,717	185,756
Corporate(1)	416,403	1,297,182	559,083
Total	$11,514,746	$7,781,549	$6,731,488
(1) Corporate at February 3, 2013 included $700,000 of cash that arose from senior notes that were issued to fund a portion of the consideration for the Warnaco acquisition.

19. GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of August 4, 2013 is approximately $3,600, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,300 as of August 4, 2013, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

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

The FASB issued in March 2013 guidance that requires an entity to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary that is a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment related to the investment should be released into net income upon a partial sale of such investment. This guidance becomes effective for the Company in the first quarter of 2014. The adoption is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

The FASB issued in July 2013 guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, to the extent (i) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance becomes effective prospectively for the Company in the first quarter of 2014. The adoption is not expected to have any impact on the Company’s consolidated results of operations or financial position.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the brand names Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, G.H. Bass & Co., Warner’s, Olga and Speedo and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Speedo (licensed for North America and the Caribbean in perpetuity from Speedo International, Ltd), Warner’s, Olga and G.H. Bass & Co. In addition, we license brands for dress shirts and neckwear offered in the United States and Canada. We market our brands at multiple price points and across multiple channels of distribution and geographies, which allows us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing reliance on any one demographic group, merchandise preference, price point, distribution channel or geography. Our internationally renowned designer lifestyle brands, Calvin Klein and Tommy Hilfiger, offer additional geographic distribution channel and price point opportunities as compared to our heritage brands.

We acquired Warnaco on February 13, 2013 for total consideration of $3.137 billion, consisting of $2.180 billion paid in cash, the issuance of approximately 8 million shares of our common stock (valued at $926 million), the issuance of stock awards valued at $40 million to replace outstanding stock awards made by Warnaco to its employees and the elimination of a $9 million pre-acquisition liability to Warnaco. We funded the cash portion and related costs of the acquisition, repaid all outstanding borrowings under our previously outstanding senior secured credit facilities and repaid all of Warnaco’s previously outstanding long-term debt with the net proceeds of (i) an offering during the fourth quarter of 2012 of $700 million of 4 1/2% senior notes due 2022; and (ii) $3.075 billion of term loans borrowed during the first quarter of 2013 under new senior secured credit facilities. These items are more fully described in the section entitled “Liquidity and Capital Resources” below.

Warnaco designs, sources, markets and distributes a broad line of intimate apparel, sportswear and swim products worldwide. Warnaco’s products are sold under the highly-recognized Calvin Klein, Speedo, Warner’s and Olga brand names and are distributed domestically and internationally, through all major channels of distribution. Prior to the acquisition, Warnaco was our largest licensee for Calvin Klein products. By reuniting the Calvin Klein brand under one owner, we have complete direct global control of the brand image and commercial decisions for the two largest Calvin Klein apparel categories — jeanswear and underwear. The acquisition takes advantage of our and Warnaco’s complementary geographic operations. Warnaco’s operations in Asia and Latin America should enhance our opportunities in those high-growth regions, and we will have the ability to leverage our expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein jeanswear and underwear businesses in those regions. The acquisition also added the Speedo, Warner’s and Olga brands into our Heritage Brands portfolio. With a diversified brand portfolio and strong operations in every major consumer market around the world, our business is better balanced across geographies, channels of distribution, product categories and price points, and our opportunity to realize revenue growth and enhanced profitability has been expanded. We also believe the Warnaco acquisition created significant opportunities to achieve synergies, principally with respect to certain corporate functions and duplicative brand management functions in North America and Europe. We expect to realize the synergies in full gradually through the end of 2016.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of men’s dress shirts, neckwear and underwear, men’s and women’s sportswear, women’s intimate apparel, swim products, footwear, accessories and related products under owned and licensed trademarks; and (ii) the sale through approximately 1,500 company-operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD and Bass

trademarks, and approximately 1,500 company-operated concessions/shop-in-shops worldwide under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. A substantial portion of our Calvin Klein licensing revenue was generated from Warnaco prior to the acquisition and, therefore, our royalty, advertising and other revenue decreased significantly in the first half of 2013 as compared to prior periods (and will continue to do so for the remainder of the year).

We recorded pre-tax charges of $46 million during 2012 associated with the Warnaco acquisition. We recorded pre-tax charges in the first half of 2013 in connection with the acquisition, integration, restructuring and debt modification and extinguishment that totaled $375 million. This amount included non-cash charges of $208 million, principally related to short-lived valuation adjustments and amortization and debt modification and extinguishment costs. We expect to incur total pre-tax charges of approximately $500 million during 2013 in connection with the integration and related restructuring, which includes expected non-cash charges of approximately $250 million, principally related to short-lived valuation adjustments and amortization and debt modification and extinguishment costs. Our future results of operations will be significantly impacted by this acquisition, particularly through the operations of the Calvin Klein business and through the changes in our capital structure that were necessary to complete the acquisition, as more fully discussed below.

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

We acquired Tommy Hilfiger in the second quarter of 2010. We incurred pre-tax charges of $8 million in the first half of 2012 in connection with the integration of Tommy Hilfiger and the related restructuring.

RESULTS OF OPERATIONS

Due to the 53rd week in 2012, comparable store sales for the thirteen and twenty-six weeks ended August 4, 2013 are more appropriately compared with the thirteen and twenty-six week periods ended August 5, 2012. All comparable store sales discussed below are presented on this shifted basis.

Thirteen Weeks Ended August 4, 2013 Compared With Thirteen Weeks Ended July 29, 2012

Total Revenue

Net sales in the second quarter of 2013 were $1.884 billion as compared to $1.220 billion in the second quarter of the prior year. The increase in net sales of $665 million was due principally to the net effect of the following items:

•
The aggregate addition of $456 million of net sales in our Calvin Klein North America and Calvin Klein International segments. The newly-acquired Calvin Klein businesses contributed $411 million of this increase. In addition, comparable store sales within our Calvin Klein North America retail business increased 6%, while our pre-acquisition Calvin Klein North America wholesale sportswear business experienced strong double-digit growth. Comparable store sales within the Calvin Klein International segment (which relate to newly acquired businesses) decreased 1%. The Calvin Klein businesses in China and Brazil continued to exhibit strong momentum, and the Korea business showed some improvement over first quarter trends. The Calvin Klein European business remained under pressure, as the jeans business is in transition and continues to be weak in Spain and Italy, where it is primarily concentrated. In addition, wholesale revenue in Europe decreased as we continued to rationalize our wholesale distribution to focus on accounts that we view as brand-enhancing and more creditworthy.

•
The aggregate addition of $78 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 10%, principally driven by retail comparable store sales growth of 7% and retail square footage expansion. Net sales in the

Tommy Hilfiger International segment increased 12% as compared to the prior year’s second quarter driven by a double-digit increase in the European wholesale business and European retail comparable store sales growth of 6% and retail square footage expansion. These increases were partially offset by a revenue decline in Japan, where our efforts to strategically reposition the brand are continuing.

•
The aggregate addition of $132 million of net sales in our Heritage Brands Wholesale and Heritage Brands Retail segments, driven by the net impact of: (i) the addition of $131 million of net sales in our Heritage Brands Wholesale segment attributed to Warnaco’s Speedo swim product and Warner’s and Olga women’s intimate apparel businesses; (ii) strength in the wholesale dress furnishings and Van Heusen and Izod men’s wholesale sportswear businesses; (iii) a 10% decrease in retail comparable store sales due in large part to the continued soft performance of the Bass retail business; and (iv) a negative impact of $8 million resulting from the 2012 exit from the Izod women’s and Timberland wholesale sportswear businesses.

Royalty, advertising and other revenue in the second quarter of 2013 decreased to $80 million from $117 million in the prior year’s second quarter due principally to the absence in 2013 of Warnaco royalty revenue subsequent to the acquisition date, as discussed above, combined with the expiration of a long-term contractual agreement related to royalties in the North American women’s sportswear business. Partially offsetting these decreases was growth in Calvin Klein royalty, advertising and other revenue due to continued strength in women’s sportswear, handbags and accessories, as well as suits and footwear.

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

Gross profit on total revenue in the second quarter of 2013 was $1,026 million, or 52.2% of total revenue, compared with $743 million, or 55.6% of total revenue in the second quarter of the prior year. This 340 basis point decrease was primarily due to the impact of the Warnaco acquisition, as (i) we recorded short-lived non-cash valuation adjustments in connection with the acquisition, which resulted in a decrease of approximately 90 basis points; (ii) our royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, significantly decreased for Calvin Klein and was replaced by the directly-operated acquired Calvin Klein jeans and underwear businesses, which do carry a cost of sales and have a large United States wholesale component (which generally operates at lower gross margins than our other businesses); and (iii) the acquired Speedo swim product and Warner’s and Olga women’s intimate apparel businesses principally operate in the United States and generate lower gross margins than our other businesses. Also negatively impacting gross profit on total revenue during the quarter was a reduction in the Tommy Hilfiger International segment due to underperformance in Japan and gross margin pressure experienced during the quarter in Europe. In addition, the Heritage Brands Retail segment experienced a significant gross margin decline as a result of higher promotional selling during the second quarter. Partially offsetting these declines was an increase in gross margin related to the pre-acquisition Calvin Klein North America businesses resulting principally from higher average unit retail selling prices.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the second quarter of 2013 were $953 million, or 48.5% of total revenue, as compared to $589 million, or 44.1% of total revenue, in the second quarter of the prior year. The 440 basis point expansion in SG&A expenses as a percentage of total revenue was due principally to the net impact of (i) a 630 basis point increase due to Warnaco acquisition, integration and restructuring costs, of which 300 basis points were non-cash charges, principally related to short-lived valuation adjustments and amortization; partially offset by (ii) a decrease due to the addition of Warnaco’s businesses, most of which are lower-expense wholesale businesses.

Equity in Income (Loss) of Unconsolidated Affiliates, Net

The equity in income of unconsolidated affiliates, net in the second quarter of 2013 was $813,000, as compared to a loss of $(74,000) in the second quarter of the prior year. These amounts relate to our share of income (loss) from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil. Our investments in these joint ventures are being accounted for under the equity method of accounting. Please refer to Note 4, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Interest Expense and Interest Income

Interest expense increased to $49 million in the second quarter of 2013 from $29 million in the second quarter of the prior year due principally to interest expense incurred on the term loans borrowed under new senior secured credit facilities and on the $700 million of 4 1/2% senior notes due 2022. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion. Interest income for the second quarter of 2013 increased to $2 million as compared to $197,000 in the second quarter of 2012, due principally to an increase in our average cash position during the period.

Income Taxes

The effective tax rates for the second quarters of 2013 and 2012 were 161.1% and 28.0%, respectively. The effective income tax rate for the second quarter of 2013 increased as compared to the second quarter effective income tax rate of the prior year, and was also higher than the United States statutory rate, due to non-recurring discrete items related to the Warnaco integration and state and local taxes, partially offset by the benefit of the overall lower tax rates in international jurisdictions where we file tax returns.

The effective tax rate for the second quarter of 2012 was lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns, as well as the continuation of tax synergies resulting from the Tommy Hilfiger acquisition, partially offset by state and local taxes.

Redeemable Non-Controlling Interest

As a result of the acquisition of Warnaco, we own a 51% interest in a joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”), that is consolidated in our financial statements. The net income attributable to the redeemable non-controlling interest was $87,000 for the second quarter of 2013. Please refer to Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Twenty-Six Weeks Ended August 4, 2013 Compared With Twenty-Six Weeks Ended July 29, 2012

Total Revenue

Net sales in the twenty-six weeks ended August 4, 2013 were $3.707 billion as compared to $2.532 billion in the twenty-six week period of the prior year. The increase in net sales of $1.175 billion was due principally to the net effect of the following items:

•
The aggregate addition of $832 million of net sales in our Calvin Klein North America and Calvin Klein International segments. The newly acquired Calvin Klein businesses contributed $807 million of this increase. In addition, our Calvin Klein North America retail business experienced a 5% increase in comparable store sales and our pre-acquisition Calvin Klein North America wholesale sportswear business had a double-digit increase in net sales. With respect to the Warnaco Calvin Klein jeans and underwear businesses, strength in China and Latin America was partially offset by continued weakness in Korea. The Calvin Klein European business remained under pressure, as the jeans business is in transition and continues to be weak in Spain and Italy, where it is primarily concentrated. Wholesale revenue in Europe decreased as we continued to rationalize our wholesale distribution to focus on accounts that we view as brand-enhancing and more creditworthy. In addition, net sales in the Calvin Klein International segment in the current year include a reduction of $30 million due to sales returns for certain Warnaco wholesale customers in Asia in connection with an initiative to reduce excess inventory levels.

•
The aggregate addition of $114 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 11%, principally driven by comparable store sales growth of 6% and retail square footage expansion, combined with strong first quarter performance in the North America wholesale business. Net sales in the Tommy Hilfiger International segment increased 5% as compared to the prior year’s first half, driven by European retail comparable store sales growth of 5% and retail square footage expansion, partially offset by a revenue decline in Japan, where our efforts to strategically reposition the brand are continuing.

•
The aggregate addition of $228 million of net sales in our Heritage Brands Wholesale and Heritage Brands Retail segments, driven by the net impact of: (i) the addition of $257 million of net sales in our Heritage Brands Wholesale segment attributed to Warnaco’s Speedo swim product and Warner’s and Olga women’s intimate apparel businesses;(ii) strength in the Van Heusen and Izod men’s wholesale sportswear businesses; (iii) a 9% decrease in retail comparable store sales due in large part to the continued weak performance of the Bass retail business and unseasonably cool weather in the Northeast and Midwest during the first quarter of 2013; and (iv) a negative impact of $36 million resulting from the 2012 exit from the Izod women’s and Timberland wholesale sportswear businesses.

Royalty, advertising and other revenue in the twenty-six weeks ended August 4, 2013 decreased to $168 million from $232 million in the prior year’s twenty-six week period due principally to the absence in 2013 of Warnaco royalty revenue subsequent to the acquisition date, as discussed above, combined with the expiration of a long-term contractual agreement related to royalties in the North American women’s sportswear business. Partially offsetting these decreases was growth in Calvin Klein royalty, advertising and other revenue due to strength in women’s sportswear, handbags and accessories, women’s coats, outerwear and suits. Tommy Hilfiger royalty, advertising and other revenue increased $4 million due to growth across virtually all licensed product categories and regions.

We currently expect revenue in 2013 will be approximately $8.22 billion, inclusive of a reduction of $30 million due to sales returns for certain Warnaco wholesale customers in Asia in connection with an initiative to reduce excess inventory levels. Aggregate revenue for our Calvin Klein North America and Calvin Klein International segments in 2013 is projected to be approximately $2.72 billion, inclusive of the above-mentioned $30 million reduction, as compared to the 2012 amount of $1.150 billion. This increase is principally due to the revenue generated by the businesses acquired with Warnaco. Aggregate revenue for our Tommy Hilfiger North America and Tommy Hilfiger International segments in 2013 is expected to be approximately $3.42 billion as compared to the 2012 amount of $3.217 billion. Aggregate revenue for our Heritage Brands Wholesale and Heritage Brands Retail segments in 2013 is projected to be approximately $2.08 billion as compared to the 2012 amount of $1.676 billion. This increase is due principally to the revenue generated by the businesses acquired with Warnaco. The estimates of our revenue include the effects of the loss of Calvin Klein licensing revenue generated from Warnaco, and, as such, the royalty, advertising and other revenue generated by our Calvin Klein licensing business will decrease in 2013 as compared to 2012 due to the acquisition. This will also have a significant impact on our gross profit percentage on total revenue, as more fully discussed below.

Gross Profit on Total Revenue

Gross profit on total revenue in the twenty-six weeks ended August 4, 2013 was $1.978 billion, or 51.0% of total revenue, compared with $1.499 billion, or 54.3% of total revenue in the twenty-six week period of the prior year. This 330 basis point decrease was primarily due to the impact of the Warnaco acquisition, as (i) we recorded short-lived non-cash valuation adjustments in connection with the acquisition, which resulted in a decrease of approximately 130 basis points; (ii) we recorded sales returns for certain Warnaco wholesale customers in Asia in connection with an initiative to reduce excess inventory levels, which resulted in a decrease of approximately 40 basis points; (iii) our royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, significantly decreased for Calvin Klein and was replaced by the directly-operated Warnaco Calvin Klein jeans and underwear businesses, which do carry a cost of sales and have a large United States wholesale component (which generally operates at lower gross margins than our other businesses); and (iv) Warnaco’s Speedo swim product and Warner’s and Olga women’s intimate apparel businesses principally operate in the United States and generate lower gross margins than our other businesses as mentioned above. Also negatively impacting gross profit on total revenue during the period was a reduction in the Tommy Hilfiger International segment due to underperformance in Japan and gross margin pressure experienced during the quarter in Europe. In addition, the Heritage Brands Retail segment experienced a significant gross margin decline as a result of higher promotional selling during the second quarter. Partially offsetting these decreases was an increase in gross margin related to the Tommy Hilfiger North America and pre-acquisition Calvin Klein North America businesses resulting principally from higher average unit retail selling prices.

We currently expect that the gross profit percentage on total revenue in 2013 will decrease significantly as compared with 2012 due to the Warnaco acquisition, which shifted Calvin Klein from principally a 100% gross margin licensing business to a lower gross margin directly-operated business, combined with the addition of the lower-margin wholesale Speedo swim product and Warner’s and Olga intimate apparel businesses as discussed above. In addition, we expect the gross profit percentage in 2013 to decrease as a result of one-time short-lived non-cash valuation adjustments recorded in connection with the acquisition and our initiative to reduce excess inventory balances in the acquired Warnaco businesses.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the twenty-six weeks ended August 4, 2013 were $1.860 billion, or 48.0% of total revenue, as compared to $1.192 billion, or 43.1% of total revenue, in the twenty-six week period of the prior year. The 490 basis point increase in SG&A expenses as a percentage of total revenue was due principally to the net impact of (i) a 650 basis point increase due to acquisition, integration and restructuring costs incurred in connection with the Warnaco acquisition, of which 290 basis points were non-cash charges, principally related to short-lived valuation adjustments and amortization; partially offset by (ii) a decrease due to the addition of Warnaco’s businesses, most of which are lower-expense wholesale businesses.

We currently expect that our SG&A expenses as a percentage of total revenue in 2013 will increase significantly as compared to 2012, due principally to the one-time costs expected to be incurred in connection with the acquisition, integration and related restructuring of Warnaco as described above, partially offset by a reduction in SG&A expenses as a percentage of revenue due to the addition of Warnaco’s businesses, most of which are lower-expense wholesale businesses. Our SG&A expenses may also be significantly impacted by the amount of expense recorded for our pension plans due to the change in accounting method discussed above. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in pension expense, generally in the fourth quarter of the year, which can create volatility in our operating results.

Equity in Income of Unconsolidated Affiliates, Net

The equity in income of unconsolidated affiliates, net in the twenty-six weeks ended August 4, 2013 was $3 million, as compared to $2 million during the twenty-six week period of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil. Our investments in these joint ventures are being accounted for under the equity method of accounting. Please refer to Note 4, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Debt Modification and Extinguishment Costs

We incurred costs totaling $40 million in the first quarter of 2013 related to the modification and extinguishment of our previously outstanding term loans and the replacement of such term loans with new senior secured credit facilities entered into in connection with the Warnaco acquisition. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Interest Expense and Interest Income

Interest expense increased to $97 million in the twenty-six weeks ended August 4, 2013 from $58 million in the twenty-six week period of the prior year due principally to interest expense incurred on the term loans borrowed under new senior secured credit facilities and on the $700 million of 4 1/2% senior notes due 2022. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion. Interest income for the first half of 2013 increased to $4 million as compared to $470,000 in the first half of 2012, due principally to an increase in our average cash position during the period.

Net interest expense for the full year 2013 is currently expected to increase to $195 million to $200 million from $117 million in 2012, principally as a result of the term loans borrowed under new senior secured credit facilities and the issuance of the $700 million of 4 1/2% senior notes due 2022 mentioned above. We currently plan to make approximately $400 million of payments on our long-term debt during 2013, the majority of which will be voluntary. $182 million of these payments, the majority of which was voluntary, have already been made during the twenty-six weeks ended August 4, 2013.

Income Taxes

The effective tax rates for the twenty-six weeks ended August 4, 2013 and July 29, 2012 were (174.0)% and 26.4%, respectively. The effective income tax rate for the first half of 2013 decreased as compared to the first half effective income tax rate of the prior year, and was also lower than the United States Statutory rate, due to the net impact of non-recurring discrete items related to the Warnaco integration, state and local taxes and the benefit of the overall lower tax rates in international jurisdictions where we file tax returns. Since we had a pre-tax loss in the twenty-six weeks ended August 4, 2013, the discrete tax expense caused the effective income tax rate to be negative.

The effective income tax rate for the twenty-six weeks ended July 29, 2012 was lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where we file tax returns and the continuation of the tax synergies resulting from the Tommy Hilfiger acquisition, partially offset by state and local taxes.

Redeemable Non-Controlling Interest

The net income attributable to the redeemable non-controlling interest in CK India owned by our minority partners was $126,000 for the first half of 2013. Please refer to Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash at February 3, 2013 was $892 million, which included the proceeds from the $700 million senior notes offering undertaken in connection with the Warnaco acquisition. Cash at August 4, 2013 was $629 million, which included the impact of $2.993 billion of net proceeds from the new senior secured credit facilities entered into in connection with the Warnaco acquisition, offset by $2.180 billion of cash paid as consideration for the acquisition and $1.097 billion of debt payments made to repay all outstanding borrowings under our previously outstanding senior secured credit facilities and all of Warnaco’s previously outstanding long-term debt. In addition, cash at August 4, 2013 included the impact of $182 million of payments on our new senior secured credit facilities during the first half of 2013. Cash flow for the full year 2013 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments we make in 2013.

As of August 4, 2013, approximately $477 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $62 million in the first half of 2013 as compared with $207 million in the first half of the prior year. The decrease in cash provided by operating activities as compared to the prior year was primarily driven by the buildup of working capital associated with the newly acquired Warnaco businesses during the first half of 2013, combined with the payment of costs related to the Warnaco acquisition, integration and the related restructuring. Additionally, cash provided by operating activities in the current period includes a $30 million contribution to fund the defined benefit qualified pension plan we acquired as part of the Warnaco acquisition. The factors that affect our cash provided by operating activities have been significantly impacted by the Warnaco acquisition. In the future, we expect that our cash provided by operating activities will generally increase as a result of the acquisition. This increase will generally be used to pay down debt, as well as to fund additional capital spending to expand our businesses, most notably the Calvin Klein and Tommy Hilfiger businesses. In addition, the changes in the amount of cash provided and used related to our working capital will be more pronounced as a result of the Warnaco acquisition.

Acquisition of Warnaco

We completed our acquisition of Warnaco on February 13, 2013. We paid $2.180 billion in cash and issued approximately 8 million shares of our common stock, valued at $926 million, as consideration for the acquisition. In addition, we issued replacement stock awards related to employee stock-based compensation grants valued at $40 million and eliminated a $9 million pre-acquisition liability to Warnaco, both of which for accounting purposes are included in the total consideration of approximately $3.137 billion. The value of the replacement stock awards was determined by multiplying the estimated fair value of the Warnaco awards outstanding at the time of the acquisition, reduced by an estimated value of awards to be forfeited, by the proportionate amount of the vesting period that had lapsed as of the acquisition date.

We funded the cash portion and related costs of the acquisition, repaid all outstanding borrowings under our previously outstanding senior secured credit facilities and repaid all of Warnaco’s previously outstanding long-term debt with the net proceeds of (i) an offering during the fourth quarter of 2012 of $700 million of 4 1/2% senior notes due 2022; and (ii) $3.075 billion of term loans borrowed during the first quarter of 2013 under new senior secured credit facilities. See the discussion in the sections entitled “4 1/2% Senior Notes Due 2022” and “New Senior Secured Credit Facilities” below for further detail on these activities.

Capital Expenditures

Our capital expenditures in the first half of 2013 were $106 million compared to $82 million in the first half of 2012. The increase in the current year period related principally to investments in the operations we acquired with Warnaco and in combining Warnaco’s infrastructure with ours. We currently expect that capital expenditures will increase for the full year 2013 to approximately $300 million as compared to $211 million in 2012, primarily driven by investments in Warnaco’s existing infrastructure (including information systems, supply chain and facilities).

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $27 million in the first half of 2013. We currently expect that such payments will be between $53 million and $55 million for the full year 2013.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Holders of our Series A convertible preferred stock participated in common stock dividends on an as-converted basis prior to their conversion of their preferred shares in 2012. The Series A convertible preferred stock has since been eliminated. Dividends on common stock totaled $9 million in the first half of 2013.

We currently project that cash dividends on our common stock for the full year 2013 will be approximately $12 million based on our current dividend rate, the number of shares of our common stock outstanding as of August 4, 2013 and our estimates of stock to be issued during the remainder of 2013 under our stock incentive plans.

Financing Arrangements

Our capital structure was as follows:

(in millions)	August 4, 2013	February 3, 2013	July 29, 2012
Short-term borrowings	$3	$11	$53
Current portion of long-term debt	85	88	88
Capital lease obligations	27	31	35
Long-term debt	4,195	2,212	1,715
Stockholders’ equity	4,048	3,253	2,781

In addition, we had $629 million, $892 million and $262 million of cash and cash equivalents as of August 4, 2013, February 3, 2013 and July 29, 2012, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion ($10 million based on exchange rates in effect on August 4, 2013) and is utilized to fund working capital needs. Borrowings under the facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless we give notice of termination. There were no borrowings outstanding under this facility as of August 4, 2013. The maximum amount of borrowings outstanding under this facility during the twenty-six weeks ended August 4, 2013 was approximately $10 million.

One of our European subsidiaries acquired as part of the Warnaco acquisition has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which are used to fund working capital needs. The total amount of borrowings outstanding as of August 4, 2013 was $2 million. The weighted average interest rate on the funds borrowed at August 4, 2013 was 2.94%. The maximum amount of borrowings outstanding under these facilities during the twenty-six weeks ended August 4, 2013 was approximately $25 million.

One of our Asian subsidiaries acquired as part of the Warnaco acquisition has Rupee-denominated short-term revolving credit facilities with a local lender. These facilities provide for total borrowings of up to ₨195 million ($3 million based on exchange rates in effect on August 4, 2013) and are utilized to fund working capital needs. Borrowings under the facilities bear interest at various interest rates, primarily based on a base rate set by the lending bank. As of August 4, 2013, we had $1 million of borrowings outstanding under these facilities and the weighted average interest rate on the funds borrowed at August 4, 2013 was 10.44%. The maximum amount of borrowings outstanding under these facilities during the twenty-six weeks ended August 4, 2013 was approximately $3 million.

One of our Asian subsidiaries acquired as part of the Warnaco acquisition has a short-term $10 million revolving credit facility to be used to fund working capital needs. Borrowings under the facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. The facility was renewed in September 2012 and may be renewed annually in the future. The facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the twenty-six weeks ended August 4, 2013.

One of our Asian subsidiaries acquired as part of the Warnaco acquisition has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3.000 billion ($3 million based on exchange rates in effect on August 4, 2013) and is utilized to fund working capital needs. Borrowings under the facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the twenty-six weeks ended August 4, 2013.

One of our Latin American subsidiaries acquired as part of the Warnaco acquisition has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$44 million ($19 million based on exchange rates in effect on August 4, 2013) and are utilized to fund working capital needs. Borrowings under the facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the twenty-six weeks ended August 4, 2013.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $5 million and $6 million during the first half of 2013 and the first half of 2012, respectively.

4 1/2% Senior Notes Due 2022

On December 20, 2012, we issued $700 million principal amount of 4 1/2% senior notes due December 15, 2022 in connection with the Warnaco acquisition. Interest on the 4 1/2% notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. We paid $16 million of fees in the first quarter of 2013 in connection with the issuance of these notes.

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

7 3/8% Senior Notes Due 2020

On May 6, 2010, we issued $600 million principal amount of 7 3/8% senior notes due May 15, 2020. Interest on the 7 3/8% notes is payable semi-annually in arrears.

We may redeem some or all of these notes on or after May 15, 2015 at specified redemption prices plus any accrued and unpaid interest. We may redeem some or all of these notes at any time prior to May 15, 2015 by paying a “make whole” premium plus any accrued and unpaid interest.

7 3/4% Debentures Due 2023

We have outstanding $100 million of debentures due on November 15, 2023 with a yield to maturity of 7.80%. The debentures accrue interest at the rate of 7 3/4%, which is payable semi-annually.

Prior Senior Secured Credit Facilities

On May 6, 2010, we entered into senior secured credit facilities, which were amended and restated on March 2, 2011 (“the amended facilities”). The amended facilities consisted of a Euro-denominated term loan A facility, a United States dollar-denominated term loan A facility, a Euro-denominated term loan B facility, a United States dollar-denominated term loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The amended facilities provided for initial borrowings of up to an aggregate of approximately $1.970 billion (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1.520 billion of term loan facilities; and (ii) approximately $450 million of revolving credit facilities.

We made payments of $90 million on our term loans under the amended facilities during the first half of 2012.

On February 13, 2013, in connection with the Warnaco acquisition, we modified and extinguished the amended facilities and repaid all outstanding borrowings thereunder, as discussed in the section entitled “New Senior Secured Credit Facilities” below.

New Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, we entered into new senior secured credit facilities (“the new facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under the amended facilities and repay all of Warnaco’s previously outstanding long-term debt. The new facilities consist of a $1.700 billion United States dollar-denominated Term Loan A (recorded net of an original issue discount of $7 million as of the acquisition date), a $1.375 billion United States dollar-denominated Term Loan B (recorded net of an original issue discount of $7 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs. In connection with entering into the new facilities and repaying all outstanding borrowings under the amended facilities and all of Warnaco’s previously outstanding long-term debt, we paid debt issuance costs of $67 million (of which $35 million was expensed as debt modification and extinguishment costs and $33 million will be amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $6 million to write-off previously capitalized debt issuance costs.

The revolving credit facilities include amounts available for letters of credit. As of August 4, 2013, we had drawn no revolving credit borrowings and approximately $79 million of letters of credit. A portion of both United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the greater of (a) $750 million and (b) $1.250 billion as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the new facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase, plus, in either case, an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated). The lenders under the new facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

We made payments of $182 million on our term loans under the new facilities during the first half of 2013. As of August 4, 2013, we had total term loans outstanding of $2.880 billion, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to the above-mentioned voluntary payments, we are not required to make any additional mandatory repayments under Term Loan B prior to maturity.

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

The current applicable margins are in the case of Term Loan A and the revolving credit facilities, 2.00% for adjusted Eurocurrency rate loans and 1.00% for base rate loans, as applicable. The applicable margins in the case of Term Loan B are fixed at 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ending August 4, 2013, the applicable margin for borrowings under Term Loan A and the revolving credit facilities is subject to adjustment based on our quarter-end net leverage ratio.

During the second quarter of 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation under our United States dollar-denominated senior secured Term Loan A facility, or any replacement facility with similar terms, to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated, and we will pay a fixed rate of 0.604%, plus the current applicable margin.

During the second quarter of 2011, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632 million of our variable rate debt obligation under our previously outstanding United States dollar-denominated senior secured term loan A facility, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding, with a notional amount of $437 million as of August 4, 2013, subsequent to the repayment of our previously outstanding amended facility and is now converting a portion of our variable rate debt obligation under our new Term Loan A facility to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the three-month LIBOR is eliminated, and we will pay a fixed rate of 1.197%, plus the current applicable margin.

The outstanding notional amount of each interest rate swap will be adjusted according to pre-set schedules during the term of each swap agreement such that, based on our projections for future debt repayments, our outstanding debt under the Term Loan A facility is expected to always equal or exceed the then-outstanding combined notional amount of the interest rate swaps.

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

The new facilities require us to comply with certain financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the applicable facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable which would result in acceleration of our other debt. If we were unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of our other indebtedness.

We are also subject to similar covenants and restrictions in connection with our other long-term debt agreements.

As of August 4, 2013, we were in compliance with all applicable financial and non-financial covenants.

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

Contractual Obligations

Our contractual cash obligations reflected in the contractual obligations table included in Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2013 have materially changed as a result of the acquisition of Warnaco. Our contractual cash obligations increased for principal and interest payments on the new debt issued in connection with financing the acquisition. Our balance of total long-term debt increased to $4.280 billion as of August 4, 2013 as compared to $2.300 billion as of February 3, 2013. Please refer to the discussion above in this “Liquidity and Capital Resources” section for a description of new debt obligations that were incurred in connection with financing the acquisition. As a result of Warnaco’s large number of company-operated retail, office and warehouse locations worldwide, our contractual obligations have also increased for Warnaco’s retail store, warehouse, showroom, office and equipment leases. Such future lease commitments for Warnaco totaled approximately $430 million as of August 4, 2013. We have increased our inventory purchase commitments and have also incurred severance payment obligations in connection with the acquisition of Warnaco. In addition, as a result of the acquisition of Warnaco, we have for certain current and former Warnaco employees a defined benefit pension plan (which plan is frozen), to which we contributed $30 million during the first half of 2013.

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

Due to the above factors, our operating results for the twenty-six weeks ended August 4, 2013 are not necessarily indicative of those for a full fiscal year.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 3, 2013. During the twenty-six weeks ended August 4, 2013, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 3, 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of August 4, 2013 include cash and cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of August 4, 2013. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at August 4, 2013, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $600,000 annually. During the first quarter of 2013, we entered into new senior secured credit facilities and simultaneously repaid our previously outstanding amended facility. Borrowings under our new senior secured credit facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. As of August 4, 2013, approximately 45% of our total debt was at a fixed rate, with the remainder at variable rates. Given our debt position at August 4, 2013, the effect of a 10 basis point increase in interest rates on our interest expense would be approximately $1 million annually. As a result of the new interest rate swap agreement for a three-year term commencing on August 19, 2013, approximately 70% of our total debt will be at a fixed rate, with the remainder at variable rates. Given our debt position at August 19, 2013, the effect of a 10 basis point increase in interest rates on our interest expense would be less than $100,000 annually. Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion of our new credit facilities and interest rate swap agreement.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components, which expose us to significant foreign exchange risk. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Brazilian Real, the Japanese Yen, the Korean Won, the British Pound, the Canadian dollar, the Mexican Peso, the Indian Rupee and the Chinese Yuan, will have a negative impact on our results of operations. Our Calvin Klein and Tommy Hilfiger businesses purchase the majority of the products that they sell in United States dollars, which exposes the international operations of each of these businesses to foreign exchange risk as the United States dollar fluctuates. To help manage these exposures, we currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 3, 2013 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of August 4, 2013.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 6, 2013
June 2, 2013	2,472	$110.21	—	—
June 3, 2013
July 7, 2013	299,794	120.86	—	—
July 8, 2013
August 4, 2013	3,829	127.00	—	—
Total	306,095	$120.85	—	—

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Substantially all shares shown in this table were withheld during the second quarter of 2013 in connection with the settlement of vested restricted stock units, restricted stock and performance share units to satisfy tax withholding requirements.

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

4.9
Indenture, dated as of December 20, 2012, between PVH Corp. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on December 20, 2012).

4.10
Fourth Supplemental Indenture, dated as of February 13, 2013 to Indenture, dated as of November 1, 1993, between PVH Corp. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the period ended May 5, 2013).

10.1	PVH Corp. Performance Incentive Bonus Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 26, 2013).

10.2	PVH Corp. Long-Term Incentive Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 26, 2013).

+10.3	Third Amended and Restated Employment Agreement, dated as of July 1, 2013, between Calvin Klein, Inc. and Paul Thomas Murry.

+10.4	Amended and Restated Employment Agreement, dated as of July 23, 2013, between PVH B.V. and Fred Gehring.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PVH CORP.
Registrant

Dated:	September 12, 2013	/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit    Description

10.3	Third Amended and Restated Employment Agreement, dated as of July 1, 2013, between Calvin Klein, Inc. and Paul Thomas Murry.

10.4	Amended and Restated Employment Agreement, dated as of July 23, 2013, between PVH B.V. and Fred Gehring.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document