Form 10-Q
period 2013-11-03
PVH CORP. /DE/
filed 2013-12-12
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	November 3, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of December 3, 2013 was 81,622,410.

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

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
Net sales	$2,145,165	$1,501,442	$5,852,649	$4,033,911
Royalty revenue	85,443	103,944	215,071	271,917
Advertising and other revenue	28,517	37,384	66,412	100,971
Total revenue	2,259,125	1,642,770	6,134,132	4,406,799
Cost of goods sold	1,087,347	773,686	2,984,405	2,038,225
Gross profit	1,171,778	869,084	3,149,727	2,368,574
Selling, general and administrative expenses	927,370	631,139	2,787,846	1,823,143
Debt modification and extinguishment costs	—	—	40,395	—
Equity in income of unconsolidated affiliates, net	4,916	3,193	8,056	5,043
Income before interest and taxes	249,324	241,138	329,542	550,474
Interest expense	47,852	28,660	145,291	86,729
Interest income	1,884	376	5,995	846
Income before taxes	203,356	212,854	190,246	464,591
Income tax expense	6,721	45,156	29,533	111,499
Net income	$196,635	$167,698	$160,713	$353,092
Less: Net (loss) income attributable to redeemable non-controlling interest	(78)	—	48	—
Net income attributable to PVH Corp.	$196,713	$167,698	$160,665	$353,092
Basic net income per common share attributable to PVH Corp.	$2.41	$2.31	$1.98	$4.88
Diluted net income per common share attributable to PVH Corp.	$2.37	$2.27	$1.95	$4.79
Dividends declared per common share	$0.0375	$0.0375	$0.1500	$0.1125

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012

Net income	$196,635	$167,698	$160,713	$353,092
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $138; $449; $(192) and $(4)	82,070	99,391	(68,700)	(33,796)
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(85); $(85); $(253) and $(253)	(136)	(135)	(407)	(406)
Net unrealized and realized (loss) gain on effective hedges, net of tax (benefit) expense of $(970); $563; $(1,724) and $927	(7,129)	(10,273)	2,385	(8,174)
Comprehensive income	271,440	256,681	93,991	310,716
Less: Comprehensive loss attributable to redeemable non-controlling interest	(215)	—	(1,840)	—
Total comprehensive income attributable to PVH Corp.	$271,655	$256,681	$95,831	$310,716

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	November 3,	February 3,	October 28,
	2013	2013	2012
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$542,533	$892,209	$276,630
Trade receivables, net of allowances for doubtful accounts of $21,108, $16,114 and $17,437	880,160	418,251	587,603
Other receivables	39,686	23,073	19,862
Inventories, net	1,168,188	878,415	855,359
Prepaid expenses	227,771	157,802	80,925
Other, including deferred taxes of $88,089, $38,310 and $53,530	159,161	67,256	91,740
Assets held for sale	47,454	—	—
Total Current Assets	3,064,953	2,437,006	1,912,119
Property, Plant and Equipment, net	693,089	561,335	519,863
Goodwill	3,460,505	1,958,887	1,855,195
Tradenames	2,998,785	2,413,809	2,374,513
Perpetual License Rights	206,996	—	—
Other Intangibles, net	842,745	167,196	153,812
Other Assets, including deferred taxes of $149,093, $61,465 and $3,671	384,547	243,316	170,469
Total Assets	$11,651,620	$7,781,549	$6,985,971

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$435,917	$377,231	$300,468
Accrued expenses, including deferred taxes of $2,481, $0 and $0	750,211	646,130	588,511
Deferred revenue	18,343	40,239	24,473
Short-term borrowings	12,441	10,847	142,514
Current portion of long-term debt	85,000	88,000	84,000
Total Current Liabilities	1,301,912	1,162,447	1,139,966
Long-Term Debt	4,174,552	2,211,642	1,647,596
Other Liabilities, including deferred taxes of $1,088,715, $589,796 and $522,327	1,833,989	1,154,891	1,152,342
Redeemable Non-Controlling Interest	5,600	—	—
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Series A convertible preferred stock, par value $100 per share; 0, 8,000 and 8,000 total shares authorized; 0, 0 and 4,000 shares issued and outstanding (with total liquidation preference of $0, $0 and $100,000)	—	—	94,298
Common stock, par value $1 per share; 240,000,000 shares authorized; 82,095,790; 73,324,491 and 71,037,023 shares issued	82,096	73,324	71,037
Additional paid in capital - common stock	2,646,397	1,623,693	1,511,574
Retained earnings	1,592,201	1,445,673	1,367,673
Accumulated other comprehensive income	75,048	139,882	31,459
Less: 504,845; 413,596 and 413,301 shares of common stock held in treasury, at cost	(60,175)	(30,003)	(29,974)
Total Stockholders’ Equity	4,335,567	3,252,569	3,046,067
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,651,620	$7,781,549	$6,985,971

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2013	2012
OPERATING ACTIVITIES
Net income	$160,713	$353,092
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	267,016	102,544
Equity in income of unconsolidated affiliates, net	(8,056)	(5,043)
Deferred taxes	(87,089)	30,777
Stock-based compensation expense	47,103	26,372
Impairment of long-lived assets	5,804	259
Debt modification and extinguishment costs	40,395	—
Write-down of assets held for sale	15,997	—
Changes in operating assets and liabilities:
Trade receivables, net	(176,011)	(122,277)
Inventories, net	98,649	(50,622)
Accounts payable, accrued expenses and deferred revenue	(303,418)	(38,849)
Prepaid expenses	(22,153)	30,011
Employer pension contributions	(60,000)	(21,123)
Other, net	74,968	(19,763)
Net cash provided by operating activities	53,918	285,378
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(1,815,329)	(13,104)
Purchase of property, plant and equipment	(166,194)	(137,048)
Contingent purchase price payments	(37,576)	(35,694)
Investments in unconsolidated affiliates	(3,468)	(1,900)
Net cash used by investing activities	(2,022,567)	(187,746)
FINANCING ACTIVITIES(1)
Net proceeds from revolving credit facilities	1,325	130,000
Net payments on short-term borrowings	(26,658)	(526)
Repayment of old credit facilities	(900,000)	(167,414)
Repayment of new credit facilities	(202,938)	—
Repayment of Warnaco’s previously outstanding debt	(197,000)	—
Net proceeds from new credit facilities	2,993,430	—
Payment of fees associated with issuance of senior notes	(16,257)	—
Net proceeds from settlement of awards under stock plans	27,004	7,121
Excess tax benefits from awards under stock plans	22,681	8,327
Cash dividends	(12,297)	(8,237)
Acquisition of treasury shares	(60,441)	(13,955)
Payments of capital lease obligations	(7,036)	(8,565)
Net cash provided (used) by financing activities	1,621,813	(53,249)
Effect of exchange rate changes on cash and cash equivalents	(2,840)	(950)
(Decrease) increase in cash and cash equivalents	(349,676)	43,433
Cash and cash equivalents at beginning of period	892,209	233,197
Cash and cash equivalents at end of period	$542,533	$276,630

(1) See Note 18 for information on noncash investing and financing transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency and share amounts in thousands, except per share data)

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s and Olga, which are owned, and Speedo, which is licensed, as well as various other owned, licensed and private label brands. In addition, through the end of the third quarter of 2013, the Company owned, and operated businesses under, the G.H. Bass & Co. and Bass trademarks. The Company designs and markets branded dress shirts, neckwear, sportswear, swim products, intimates and, to a lesser extent, footwear and other related products and licenses its owned brands over a broad range of products. References to the aforementioned and other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. Please see Note 5, “Investments in Unconsolidated Affiliates,” for a further discussion. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. As a result of the acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company owns a majority interest in a joint venture in India that is consolidated and accounted for as a redeemable non-controlling interest. Please see Note 6, “Redeemable Non-Controlling Interest,” for a further discussion. The redeemable non-controlling interest represents the minority shareholders’ proportionate share (49%) of the equity in that entity.

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

The results of operations for the thirteen and thirty-nine weeks ended November 3, 2013 and October 28, 2012 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

The results of operations for the thirteen and thirty-nine weeks ended November 3, 2013 includes income of $24,309 related to the amendment of an unfavorable contract. At the time of the Tommy Hilfiger acquisition in 2010, a liability was recorded for such unfavorable contract. The amendment executed in the third quarter of 2013 adjusted the contract terms thereby reducing the amount by which the contract was unfavorable and resulted in a reduction of the liability, amounting to $24,309. Please see Note 19, “Segment Data,” for a further discussion.

Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year. Please see Note 7, “Goodwill and Other Intangible Assets,” Note 8, “Retirement and Benefit Plans,” and Note 19, “Segment Data,” for discussions of changes in accounting and/or reporting related to these areas.

2. INVENTORIES

Inventories are comprised principally of finished goods and are stated at the lower of cost or market.

3. ACQUISITIONS

Acquisition of Warnaco

The Company acquired on February 13, 2013 all of the outstanding equity interests in Warnaco. The results of Warnaco’s operations since that date are included in the Company’s consolidated financial statements. Warnaco designs, sources, markets and distributes a broad line of intimate apparel, sportswear and swim products worldwide. Warnaco’s products are sold under the Calvin Klein, Speedo, Warner’s and Olga brand names and were also previously sold under the Chaps brand name. Ralph Lauren Corporation reacquired the Chaps license effective contemporaneously with the Company’s acquisition of Warnaco.

The Warnaco acquisition provided the Company with direct global control of the Calvin Klein brand image and commercial decisions for the two largest Calvin Klein apparel categories—jeans and underwear. In addition, the Company believes the acquisition takes advantage of its and Warnaco’s complementary geographic platforms. Warnaco’s operations in Asia and Latin America should enhance the Company’s opportunities in those high-growth regions, and the Company will have the ability to leverage its expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein jeans and underwear businesses in those regions.

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

Please see Note 7, “Goodwill and Other Intangible Assets,” Note 9, “Debt,” Note 13, “Stock-Based Compensation,” and Note 15, “Stockholders’ Equity,” for a further discussion of these aspects of the acquisition.

The Company incurred certain pre-tax costs directly associated with the acquisition, including short-lived non-cash valuation adjustments and amortization, totaling approximately $192,000, of which approximately $43,000 was recorded in fiscal 2012 and approximately $149,000 was recorded during the thirty-nine weeks ended November 3, 2013. Please see Note 16, “Activity Exit Costs,” for a discussion of restructuring costs incurred during the thirty-nine weeks ended November 3, 2013 associated with the acquisition.

The operations acquired with Warnaco had total revenue of $1,567,596 and a net loss, after non-cash valuation adjustments and amortization and integration costs, of $(32,689) for the period from the date of acquisition through November 3, 2013. These amounts are included in the Company’s results of operations for the thirty-nine week period then ended.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the thirteen and thirty-nine weeks ended November 3, 2013 and October 28, 2012, as if the acquisition and the related financing transactions had occurred on January 30, 2012 (the first day of its fiscal year ended February 3, 2013) instead of on February 13, 2013. The pro forma results were calculated applying the Company’s accounting policies and reflect (i) the impact on revenue, cost of goods sold and selling, general and administrative expenses resulting from the elimination of intercompany transactions; (ii) the impact on depreciation and amortization expense based on fair value adjustments to Warnaco’s property, plant and equipment and intangible assets recorded in connection with the acquisition; (iii) the impact on interest expense resulting from changes to the Company’s capital structure in connection with the acquisition; (iv) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; (v) the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the thirteen and thirty-nine weeks ended November 3, 2013 and October 28, 2012; and (vi) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Warnaco. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on January 30, 2012, nor are they indicative of the future operating results of the combined company.

	Pro Forma		Pro Forma
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/3/13	10/28/12	11/3/13	10/28/12
Total revenue	$2,259,125	$2,142,800	$6,197,162	$5,886,639
Net income attributable to PVH Corp.	300,119	181,370	450,067	261,787

Allocation of the Acquisition Consideration

The following table summarizes the estimated fair values of the assets acquired and liabilities and redeemable non-controlling interest assumed at the date of acquisition:

Cash and cash equivalents	$364,651
Trade receivables	291,644
Other receivables	42,894
Inventories	446,591
Prepaid expenses	39,210
Other current assets	56,649
Property, plant and equipment	127,059
Goodwill	1,481,375
Tradenames	604,600
Perpetual license rights	207,600
Other intangibles	823,300
Other assets	161,393
Total assets acquired	4,646,966
Accounts payable	179,931
Accrued expenses	262,570
Short-term borrowings	26,927
Current portion of long-term debt	2,000
Long-term debt	195,000
Other liabilities	837,882
Total liabilities assumed	1,504,310
Redeemable non-controlling interest	5,600
Total fair value of acquisition consideration	$3,137,056

The Company is still in the process of valuing the assets acquired and liabilities and redeemable non-controlling interest assumed; thus, the allocation of the acquisition consideration is subject to change.

In connection with the acquisition, the Company recorded goodwill of $1,481,375, which was assigned to the Company’s Calvin Klein North America, Calvin Klein International and Heritage Brands Wholesale segments in the amounts of $451,427, $900,006 and $129,942, respectively. None of the goodwill is expected to be deductible for tax purposes. The Company also recorded other intangible assets of $1,635,500, which included reacquired license rights of $576,400, order backlog of $97,100 and customer relationships of $149,800, which are all amortizable, as well as tradenames of $604,600 and perpetual license rights of $207,600, which have indefinite lives.

Acquisition of Netherlands Franchisee

On August 1, 2012, the Company acquired from a former Tommy Hilfiger franchisee in the Netherlands 100% of the share capital of ten affiliated companies, which operate 13 Tommy Hilfiger stores in the Netherlands. The Company paid $13,104 as consideration for this transaction, which was accounted for as a business combination.

4. ASSETS HELD FOR SALE

During the third quarter of 2013, the Company entered into an agreement to sell substantially all of the assets of its G.H. Bass & Co. (“Bass”) division. The decision to sell these assets was based on the Company’s strategy to drive growth through its higher-margin Calvin Klein and Tommy Hilfiger businesses. The Company recorded a net pre-tax loss of $19,453 during the third quarter of 2013 in connection the sale, the details of which are discussed below.

The Company classified the Bass assets as held for sale and recorded a loss of $15,997 during the third quarter of 2013 to reflect these assets in the Consolidated Balance Sheet as of November 3, 2013 at $47,454, representing their fair value, less estimated costs to sell. This loss is principally included in selling, general and administrative expenses in the Company’s Consolidated Income Statements for the thirteen and thirty-nine weeks ended November 3, 2013. On November 4, 2013, the Company completed the sale of these assets for net proceeds of $47,454. The sale price, net of costs to sell, was equal to the carrying value of the assets as of November 3, 2013.

The assets classified as held for sale in the Company’s Consolidated Balance Sheet as of November 3, 2013 are included in the Heritage Brands Retail segment and consisted of the following:

Other receivables	$235
Inventories, net	48,997
Other current assets	178
Property, plant and equipment, net	13,989
Other noncurrent assets	52
Allowance for reduction of assets held for sale	(15,997)
Total assets held for sale	$47,454

A small number of the Company’s Bass stores were excluded from the sale and were deemed to be impaired as of November 3, 2013. The Company recorded a loss of $1,161 during the third quarter of 2013 related to the impaired stores. Please see Note 12, “Fair Value Measurements,” for a further discussion. In addition, during the third quarter of 2013, the Company recorded a gain of $3,255 as a result of writing off certain liabilities in connection with the transaction. The Company also recognized costs during the third quarter of 2013 related to severance and termination benefits for certain Bass employees, which totaled $1,177. The above-mentioned items are included in selling, general and administrative expenses in the Company’s Consolidated Income Statements for the thirteen and thirty-nine weeks ended November 3, 2013 and are included in the Heritage Brands Retail segment.

In connection with the sale, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee may remain in effect if an option is exercised to extend the term of the lease. The maximum amount guaranteed as of November 3, 2013 is approximately $84,000 and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The estimated fair value of these guarantee obligations as of November 3, 2013 is $4,373, which was recorded in the Heritage Brands Retail segment and is included in selling, general and administrative expenses in the Company’s Consolidated Income Statements for the thirteen and thirty-nine weeks ended November 3, 2013 and accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet as of November 3, 2013. Please see Note 12, “Fair Value Measurements,” for a further discussion.

5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Brazil

In 2012, the Company formed a joint venture, Tommy Hilfiger do Brasil S.A., in Brazil, in which the Company owns a 40% economic interest. The joint venture holds an exclusive license for the Tommy Hilfiger brand in Brazil that became effective on January 4, 2013. The Company made a payment of $2,760 to Tommy Hilfiger do Brasil S.A. during the thirty-nine weeks ended November 3, 2013 to contribute its 40% share of funding. This investment is being accounted for under the equity method of accounting.

China

In 2011, the Company formed a joint venture, TH Asia Ltd., in China, in which the Company owns a 45% economic interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution businesses in China from the prior licensee on August 1, 2011. This investment is being accounted for under the equity method of accounting.

India

In 2011, the Company completed an acquisition of a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India is the direct licensee of the Tommy Hilfiger trademarks in India for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license, and sublicenses the trademarks for certain other product categories. The Company made a payment of $1,900 to TH India during the thirty-nine weeks ended October 28, 2012 to contribute its 50% share of funding. This investment is being accounted for under the equity method of accounting.

Australia

During the third quarter of 2013, the Company announced that it formed a joint venture, PVH Brands Australia Pty. Limited, in which the Company owns a 50% economic interest. The joint venture will license from a subsidiary of the Company the rights to operate, manage and distribute Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the joint venture agreement, the Company will contribute to the joint venture its subsidiaries currently operating the Calvin Klein jeans businesses in Australia and New Zealand. Upon completion of this contribution, which is expected to occur on February 3, 2014, the Company will deconsolidate these subsidiaries. The Company made a payment of $708 to PVH Brands Australia Pty. Limited during the thirty-nine weeks ended November 3, 2013. The Company will account for its investment in this joint venture under the equity method of accounting.

Included in other assets in the Company’s Consolidated Balance Sheets as of November 3, 2013, February 3, 2013 and October 28, 2012 is $71,899, $62,021 and $53,377, respectively, related to these investments in unconsolidated affiliates.

6. REDEEMABLE NON-CONTROLLING INTEREST
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
The Shareholders Agreement also contains a call option, under which the Company can require any of the non-controlling shareholders to sell their shares to the Company (i) at any date in the event that any non-controlling shareholder commits a material breach, as defined in the Shareholders Agreement, under any of the agreements related to the joint venture, that is not cured; or (ii) at any date after July 8, 2015. The call price is determined by the same method as the put price (as described above). During the second quarter of 2013, the Company gave notice to the non-controlling shareholders that it was exercising the call option due to a continuing material breach by the non-controlling shareholders. The sale of the non-controlling interests has not yet been consummated.
The fair value of the non-controlling interest as of the date of the Warnaco acquisition was estimated to be $5,600, which is subject to change pending the finalization of the valuation of the acquisition consideration allocation. Subsequent changes in the fair value of the redeemable non-controlling interest are recognized immediately as they occur, since a portion of the non-controlling interest is currently redeemable and it is probable that the other portion will become redeemable in the future based on the passage of time. The carrying amount of the redeemable non-controlling interest is adjusted to equal the fair value at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value. Any fair value adjustment to the carrying amount is determined after attribution of net income and other comprehensive income of the non-controlling interest. After initial measurement, the attribution of any net losses of the non-controlling interest cannot exceed the amount of any increase in fair value above the initial fair value. Any fair value adjustment to the carrying amount of the redeemable non-controlling interest will be recognized immediately in retained earnings of the Company. After adjusting the carrying amount for the net income and other comprehensive loss attributable to the non-controlling interest during the thirty-nine weeks ended November 3, 2013, an adjustment to the Company’s retained earnings of $1,840 was necessary to increase the fair value of the redeemable non-controlling interest, as of November 3, 2013, to the initial fair value of $5,600.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The acquisition of Warnaco has significantly impacted the way the Company and its chief operating decision maker manage and analyze the Company’s operating results. As such, the Company has changed its reportable segments. Please see Note 19, “Segment Data,” for a further discussion. This change in segments resulted in a reallocation of goodwill amongst some of the Company’s reportable segments. Prior period data has been retrospectively adjusted to reflect this reallocation.

The changes in the carrying amount of goodwill for the thirty-nine weeks ended November 3, 2013, by segment, were as follows:

	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Total
Balance as of February 3, 2013
Goodwill, gross	$207,083	$201,542	$198,501	$1,196,619	$155,142	$1,958,887
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	207,083	201,542	198,501	1,196,619	155,142	1,958,887
Contingent purchase price payments to Mr. Calvin Klein	24,044	15,082	—	—	—	39,126
Goodwill from acquisition of Warnaco	451,427	900,006	—	—	129,942	1,481,375
Currency translation	(3,437)	(7,269)	—	(7,853)	(324)	(18,883)
Balance as of November 3, 2013
Goodwill, gross	679,117	1,109,361	198,501	1,188,766	284,760	3,460,505
Accumulated impairment losses	—	—	—	—	—	—
Goodwill, net	$679,117	$1,109,361	$198,501	$1,188,766	$284,760	$3,460,505

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

The Company’s intangible assets consisted of the following:

	11/3/13			2/3/13			10/28/12
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships(1)	$337,061	$(61,319)	$275,742	$190,383	$(41,158)	$149,225	$176,988	$(38,125)	$138,863
Covenants not to compete	2,220	(2,220)	—	2,220	(2,220)	—	2,220	(2,205)	15
Order backlog(1)	128,116	(128,116)	—	32,287	(32,287)	—	32,287	(32,287)	—
Reacquired license rights(1)	571,796	(17,698)	554,098	8,565	(3,636)	4,929	5,927	(3,332)	2,595
Total intangible assets subject to amortization	1,039,193	(209,353)	829,840	233,455	(79,301)	154,154	217,422	(75,949)	141,473

Intangible assets not subject to amortization:
Tradenames(1)	2,998,785	—	2,998,785	2,413,809	—	2,413,809	2,374,513	—	2,374,513
Perpetual license rights(1)	206,996	—	206,996	—	—	—	—	—	—
Reacquired perpetual license rights	12,905	—	12,905	13,042	—	13,042	12,339	—	12,339
Total intangible assets not subject to amortization	3,218,686	—	3,218,686	2,426,851	—	2,426,851	2,386,852	—	2,386,852
Total intangible assets	$4,257,879	$(209,353)	$4,048,526	$2,660,306	$(79,301)	$2,581,005	$2,604,274	$(75,949)	$2,528,325

(1) Change from February 3, 2013 to November 3, 2013 primarily relates to intangible assets recorded in connection with the acquisition of Warnaco. The acquired customer relationships are amortized principally over 10 years, order backlog is amortized principally over 6 months and reacquired license rights are amortized principally over 33 years from the date of the acquisition. As of November 3, 2013, the weighted average life of the amortizable intangible assets recorded in connection with the acquisition of Warnaco was 27.8 years.

Amortization expense related to the Company’s amortizable intangible assets was $130,052 and $9,550 for the thirty-nine weeks ended November 3, 2013 and October 28, 2012, respectively.

Assuming constant exchange rates and no change in the gross carrying amount of the intangible assets, amortization expense for the remainder of 2013 and the next five years thereafter related to the Company’s intangible assets as of November 3, 2013 is expected to be as follows:

Fiscal Year	Amount
Remainder of 2013	$11,770
2014	45,337
2015	44,989
2016	44,989
2017	44,989
2018	44,989

8. RETIREMENT AND BENEFIT PLANS

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

The Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits. In addition, the Company has a capital accumulation program, which is an unfunded non-qualified supplemental defined benefit plan, covering two current and 15 retired executives as of November 3, 2013. Under the individual participants’ agreements, the participants in this plan will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. The Company also has for certain employees resident in the United States who meet certain age and service requirements an unfunded non-qualified supplemental defined benefit pension plan, which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement. The Company refers to these three plans as its “SERP Plans.”

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

Net benefit cost related to the Company’s Pension Plans was recognized in selling, general and administrative expenses as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/3/13	10/28/12	11/3/13	10/28/12

Service cost, including plan expenses	$4,831	$3,932	$14,251	$11,797
Interest cost	6,664	4,493	19,731	13,479
Expected return on plan assets	(9,960)	(5,237)	(29,488)	(15,713)
Amortization of prior service cost	1	1	4	3
Total	$1,536	$3,189	$4,498	$9,566

Net benefit cost related to the Company’s SERP Plans was recognized in selling, general and administrative expenses as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/3/13	10/28/12	11/3/13	10/28/12

Service cost, including plan expenses	$1,085	$894	$3,254	$2,681
Interest cost	904	837	2,714	2,510
Amortization of prior service credit	(17)	(17)	(51)	(50)
Total	$1,972	$1,714	$5,917	$5,141

Net benefit cost related to the Company’s Postretirement Plans was recognized in selling, general and administrative expenses as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/3/13	10/28/12	11/3/13	10/28/12

Service cost, including plan expenses	$22	$—	$62	$—
Interest cost	217	200	646	599
Amortization of prior service credit	(205)	(204)	(613)	(612)
Total	$34	$(4)	$95	$(13)

The Company made contributions of $60,000 to its Pension Plans in 2013, which includes a $30,000 contribution made during the first quarter of 2013 to fund the pension plan that the Company acquired with the Warnaco acquisition and a $30,000 contribution made during the third quarter of 2013 to fund the Company’s pre-existing pension plans. The Company currently does not expect to make additional contributions to its Pension Plans in 2013.

9. DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000,000 (approximately $10,000 based on exchange rates in effect on November 3, 2013) and is utilized to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless the Company gives notice of termination. The full amount of this facility was borrowed as of November 3, 2013. The weighted average interest rate on the funds borrowed at November 3, 2013 was 0.34%.

One of the Company’s European subsidiaries acquired as part of the Warnaco acquisition has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which are used to fund working capital needs. There were no borrowings outstanding under these facilities as of November 3, 2013. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended November 3, 2013 was approximately $25,300.

One of the Company’s Asian subsidiaries acquired as part of the Warnaco acquisition has Rupee-denominated short-term revolving credit facilities with a local lender. These facilities provide for total borrowings of up to ₨195,000 (approximately $3,200 based on exchange rates in effect on November 3, 2013) and are utilized to fund working capital needs. Borrowings under these facilities bear interest at various interest rates, primarily based on a base rate set by the lending bank. As of November 3, 2013, the Company had $2,279 of borrowings outstanding under these facilities and the weighted average interest rate on the funds borrowed at November 3, 2013 was 6.77%. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended November 3, 2013 was approximately $2,700.

One of the Company’s Asian subsidiaries acquired as part of the Warnaco acquisition has a short-term $10,000 revolving credit facility to be used to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility was renewed in December 2013 and may be renewed annually in the future. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended November 3, 2013.

One of the Company’s Asian subsidiaries acquired as part of the Warnaco acquisition has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3,000,000 (approximately $2,800 based on exchange rates in effect on November 3, 2013) and is utilized to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended November 3, 2013.

One of the Company’s Latin American subsidiaries acquired as part of the Warnaco acquisition has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$44,000 (approximately $20,000 based on exchange rates in effect on November 3, 2013) and are utilized to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the thirty-nine weeks ended November 3, 2013.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	11/3/13	10/28/12

Senior secured term loan A facility due 2018	$1,651,450	$—
Senior secured term loan B facility due 2020	1,208,444	—
4 1/2% senior unsecured notes	700,000	—
7 3/8% senior unsecured notes	600,000	600,000
7 3/4% debentures	99,658	99,637
Senior secured term loan A facility due 2016 - United States dollar-denominated	—	576,000
Senior secured term loan A facility due 2016 - Euro-denominated	—	61,959
Senior secured term loan B facility due 2016 - United States dollar-denominated	—	394,000
Senior secured term loan B facility due 2016 - Euro-denominated	—	—
Total	4,259,552	1,731,596
Less: Current portion of long-term debt	85,000	84,000
Long-term debt	$4,174,552	$1,647,596

As of November 3, 2013, the Company’s mandatory long-term debt repayments for the next five years were as follows:

Remainder of 2013	$21,250
2014	85,000
2015	116,875
2016	159,375
2017	170,000
2018	1,105,000

As of November 3, 2013, after taking into account the interest rate swap agreements discussed in the section entitled “New Senior Secured Credit Facilities” below, which were in effect as of such date, approximately 70% of the Company’s long-term debt was at a fixed rate, with the remainder at variable rates.

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

The Company made payments of $167,414 on its term loans under the amended facilities during the thirty-nine weeks ended October 28, 2012.

On February 13, 2013, in connection with the Warnaco acquisition, the Company modified and extinguished the amended facilities and repaid all outstanding borrowings thereunder, as discussed in the section entitled “New Senior Secured Credit Facilities” below.

New Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, the Company entered into new senior secured credit facilities (“the new facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under the amended facilities and repay all of Warnaco’s previously outstanding long-term debt. The new facilities consist of a $1,700,000 United States dollar-denominated Term Loan A (recorded net of an original issue discount of $7,325 as of the acquisition date), a $1,375,000 United States dollar-denominated Term Loan B (recorded net of an original issue discount of $6,875 as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750,000 (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475,000 United States dollar-denominated revolving credit facility, (b) a $25,000 United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185,850 Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs. In connection with entering into the new facilities and repaying all outstanding borrowings under the amended facilities and all of Warnaco’s previously outstanding long-term debt, the Company paid debt issuance costs of $67,370 (of which $34,638 was expensed as debt modification and extinguishment costs and $32,732 is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $5,757 to write-off previously capitalized debt issuance costs.

The revolving credit facilities include amounts available for letters of credit. As of November 3, 2013, the Company had drawn no revolving credit borrowings and approximately $65,959 of letters of credit. A portion of both United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the greater of (a) $750,000 and (b) $1,250,000 as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the new facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase, plus, in either case, an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated). The lenders under the new facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The Company made payments of $202,938 on its term loans under the new facilities during the thirty-nine weeks ended November 3, 2013, the majority of which was voluntary. As of November 3, 2013, the Company had total term loans outstanding of $2,859,894, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to the above-mentioned voluntary payments, the Company is not required to make any additional mandatory repayments under Term Loan B prior to maturity.

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

The current applicable margins are in the case of Term Loan A and the revolving credit facilities, 2.00% for adjusted Eurocurrency rate loans and 1.00% for base rate loans, as applicable. The applicable margins in the case of Term Loan B are fixed at 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending November 3, 2013, the applicable margin for borrowings under Term Loan A and the revolving credit facilities is subject to adjustment based on the Company’s quarter-end net leverage ratio.

During the second quarter of 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228,750 of the Company’s variable rate debt obligation under its United States dollar-denominated senior secured Term Loan A facility, or any replacement facility with similar terms, to fixed rate debt. As of November 3, 2013, the notional amount outstanding was equal to the initial notional amount of $1,228,750. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated, and it will pay a fixed rate of 0.604%, plus the current applicable margin.

During the second quarter of 2011, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632,000 of the Company’s variable rate debt obligation under its previously outstanding United States dollar-denominated senior secured term loan A facility, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding, with a notional amount of $342,808 as of November 3, 2013, subsequent to the repayment of the Company’s previously outstanding amended facility and is now converting a portion of the Company’s variable rate debt obligation under its new Term Loan A facility to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the three-month LIBOR is eliminated, and it will pay a fixed rate of 1.197%, plus the current applicable margin.

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

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended November 3, 2013 and October 28, 2012 were 3.3% and 21.2%, respectively. The effective income tax rates for the thirty-nine weeks ended November 3, 2013 and October 28, 2012 were 15.5% and 24.0%, respectively.
The effective income tax rates for the thirteen and thirty-nine weeks ended November 3, 2013 were lower than the United States statutory rate due to the impact of the benefit of lower tax rates in international jurisdictions where the Company files tax returns. In addition, the effective tax rate in the third quarter of 2013 was positively impacted by the recognition of foreign tax credits, which were generated from Warnaco integration activities and discrete items related to uncertain tax positions. Partially offsetting these benefits are the impact of state and local taxes.

The effective income tax rates for the thirteen and thirty-nine weeks ended October 28, 2012 were lower than the United States statutory rate due to the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns and, to a lesser extent, discrete items related to uncertain tax positions. Also contributing to the rate differential in 2012 was a benefit resulting from previously unrecognized tax credits. Partially offsetting these benefits are the impact of state and local taxes.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with certain international inventory purchases. In addition, the Company has exposure to changes in foreign currency exchange rates on certain intercompany loans. To help manage these exposures, the Company periodically uses foreign currency forward exchange contracts.

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into interest rate swap agreements to hedge against this exposure. Please see Note 9, “Debt,” for a further discussion of the Company’s senior secured term loan facilities and these agreements. The Company had also entered into an interest rate cap agreement, which expired on September 6, 2012.

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts (collectively referred to as “cash flow hedges”) that are designated as effective hedging instruments are recorded in equity as a component of accumulated other comprehensive income (“AOCI”). The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings and no contracts were excluded from effectiveness testing. In addition, changes in the fair value of foreign currency forward exchange contracts that are not designated as effective hedging instruments are immediately recognized in earnings, including the changes in fair value of all of the foreign exchange contracts related to intercompany loans which are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	11/3/13	10/28/12	11/3/13	10/28/12
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$1,244	$3,725	$9,172	$2,567
Interest rate contracts	2,314	—	8,190	6,066
Total contracts designated as cash flow hedges	3,558	3,725	17,362	8,633
Undesignated contracts:
Foreign currency forward exchange contracts (inventory purchases)	—	—	56	30
Foreign currency forward exchange contracts (intercompany loans)	881	—	17	90
Total undesignated contracts	881	—	73	120
Total	$4,439	$3,725	$17,435	$8,753

At November 3, 2013, the notional amount outstanding of foreign currency forward exchange contracts for inventory purchases and intercompany loans was approximately $559,000 and $86,000, respectively. Such contracts expire principally between November 2013 and December 2014 for inventory purchases and between November 2013 and January 2014 for intercompany loans.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	(Loss) Gain Recognized in Other Comprehensive (Loss) Income (Effective Portion)		(Loss) Gain Reclassified from AOCI into (Expense) Income (Effective Portion)
			Location	Amount

Thirteen Weeks Ended	11/3/13	10/28/12		11/3/13	10/28/12
Foreign currency forward exchange contracts (inventory purchases)	$(8,003)	$(2,079)	Cost of goods sold	$(1,793)	$8,294
Interest rate contracts	(3,888)	(432)	Interest expense	(1,999)	(1,095)
Total	$(11,891)	$(2,511)		$(3,792)	$7,199

Thirty-Nine Weeks Ended	11/3/13	10/28/12		11/3/13	10/28/12
Foreign currency forward exchange contracts (inventory purchases)	$2,587	$2,837	Cost of goods sold	$1,108	$11,925
Interest rate contracts	(4,994)	(1,434)	Interest expense	(4,176)	(3,275)
Total	$(2,407)	$1,403		$(3,068)	$8,650

There was no ineffective portion of hedges designated as cash flow hedging instruments during the thirty-nine weeks ended November 3, 2013 and October 28, 2012.

A net loss in AOCI on foreign currency forward exchange contracts at November 3, 2013 of $8,664 is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at November 3, 2013 of $6,511 is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange contracts that were not designated as cash flow hedges:

	(Loss) Gain Recognized in Income
Thirteen Weeks Ended	Location	11/3/13	10/28/12

Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$(214)	$504
Foreign currency forward exchange contracts (intercompany loans)	Selling, general and administrative expenses	(1,328)	574

Thirty-Nine Weeks Ended	Location	11/3/13	10/28/12

Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$135	$1,183
Foreign currency forward exchange contracts (intercompany loans)	Selling, general and administrative expenses	(1,366)	(650)

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of November 3, 2013.

12. FAIR VALUE MEASUREMENTS

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	11/3/13				2/3/13				10/28/12
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$2,125	N/A	$2,125	N/A	$4,693	N/A	$4,693	N/A	$3,725	N/A	$3,725
Interest rate contracts	N/A	2,314	N/A	2,314	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Assets	N/A	$4,439	N/A	$4,439	N/A	$4,693	N/A	$4,693	N/A	$3,725	N/A	$3,725

Liabilities:
Foreign currency forward exchange contracts	N/A	$9,245	N/A	$9,245	N/A	$13,460	N/A	$13,460	N/A	$2,687	N/A	$2,687
Interest rate contracts	N/A	8,190	N/A	8,190	N/A	5,058	N/A	5,058	N/A	6,066	N/A	6,066
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$6,469	6,469	N/A	N/A	$7,003	7,003	N/A	N/A	$9,639	9,639
Total Liabilities	N/A	$17,435	$6,469	$23,904	N/A	$18,518	$7,003	$25,521	N/A	$8,753	$9,639	$18,392

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

Pursuant to the agreement governing the reacquisition of the rights in India to the Tommy Hilfiger trademarks, the Company is required to make annual contingent purchase price payments based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25,000 aggregate maximum and are due within 60 days following each one-year period. The first one-year period commenced on July 1, 2011. The Company made contingent annual purchase price payments of $429 and $185 during the third quarter of 2013 and 2012, respectively. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such contingent purchase price payments was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, changes in the fair value are included within selling, general and administrative expenses.

The following table presents the change in the Level 3 contingent purchase price payment liability during the thirty-nine weeks ended November 3, 2013 and October 28, 2012:

	Thirty-Nine Weeks Ended
	11/3/13	10/28/12
Beginning Balance	$7,003	$9,559
Payments	(429)	(185)
Adjustments included in earnings	(105)	265
Ending Balance	$6,469	$9,639

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of November 3, 2013 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	45.0%
Approximate discount rate	20.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $1,000.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $1,000.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment and other long-lived assets) during the thirty-nine weeks ended November 3, 2013 and the thirty-nine weeks ended October 28, 2012, and the total impairments recorded as a result of the remeasurement process:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Fair Value As Of Impairment Date	Total Impairments

Thirty-nine weeks ended 11/3/13	N/A	N/A	$—	$—	$5,804
Thirty-nine weeks ended 10/28/12	N/A	N/A	$—	$—	$259

Long-lived assets with a carrying amount of $4,643 were written down to a fair value of zero during the thirty-nine weeks ended November 3, 2013 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge of $4,643 was included in selling, general and administrative expenses, of which $808 was recorded in the Calvin Klein North America segment, $220 was recorded in the Calvin Klein International segment, $3,121 was recorded in the Tommy Hilfiger North America segment and $494 was recorded in the Heritage Brands Retail segment.

Long-lived assets with a carrying amount of $1,161 were written down to a fair value of zero during the thirty-nine weeks ended November 3, 2013 in connection with the sale of substantially all of the assets of the Company’s Bass division. The impairment charge was included in selling, general and administrative expenses in the Heritage Brands Retail segment. Please see Note 4, “Assets Held for Sale,” for a further discussion.

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

In connection with the sale of substantially all of the assets of the Company’s Bass division, the Company guaranteed lease payments for principally all Bass retail stores under the current terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee may remain in effect if an option is exercised to extend the term of the lease. The estimated fair value of these guarantee obligations as of November 3, 2013 is $4,373, which is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet. The Company classifies this as a Level 3 measurement. The fair value of such guarantee obligations was determined using the discounted cash flow method, based on the guaranteed lease payments, the estimated probability of lease extensions and estimates of the risk of default by the buyer of the Bass assets, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Please see Note 4, “Assets Held for Sale,” for a further discussion.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of November 3, 2013, February 3, 2013 and October 28, 2012 were as follows:

	11/3/13		2/3/13		10/28/12
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$542,533	$542,533	$892,209	$892,209	$276,630	$276,630
Short-term borrowings	12,441	12,441	10,847	10,847	142,514	142,514
Long-term debt (including portion classified as current)	4,259,552	4,321,886	2,299,642	2,398,200	1,731,596	1,831,695

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable quarter. The Company classifies the measurement of its long-term debt as a Level 1 measurement.

13. STOCK-BASED COMPENSATION

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

Through November 3, 2013, the Company has granted under the 2006 Plan: (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable performance share units; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share, each share underlying a restricted stock award reduces the number available by two shares and each share underlying an RSU or performance share unit award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under the 2003 Plan. Such options were granted with an exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Under the terms of the merger agreement in connection with the Warnaco acquisition, each outstanding award of Warnaco stock options, restricted stock and restricted stock units was assumed by the Company and converted into an award of the same type, and, subject to the same terms and conditions, but payable in shares of Company common stock. The stock options are generally exercisable in three equal annual installments commencing one year after the date of original grant and the RSUs and restricted stock awards generally vest three years after the date of original grant, principally on a cliff basis. The Company accounted for the replacement awards as a modification of the existing awards. As such, a new fair value was assigned to the awards, a portion of which is included as part of the merger consideration. The merger consideration of $39,752 was determined by multiplying the estimated fair value of the Warnaco awards outstanding at the effective time of the Warnaco acquisition, net of the estimated value of awards to be forfeited, by the proportionate amount of the vesting period that had lapsed as of the acquisition date. The remaining fair value, net of estimated forfeitures, is being expensed on a straight-line basis over the awards’ remaining vesting periods.

Net income for the thirty-nine weeks ended November 3, 2013 and October 28, 2012 included $47,103 and $26,372, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirty-nine weeks ended November 3, 2013 (with the exception of the Warnaco employee replacement stock options) and October 28, 2012:

	Thirty-Nine Weeks Ended
	11/3/13	10/28/12
Weighted average risk-free interest rate	1.05%	1.20%
Weighted average expected option term (in years)	6.22	6.25
Weighted average Company volatility	45.20%	45.16%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per option	$51.51	$40.59

The Company has continued to utilize the simplified method to estimate the expected term for its “plain vanilla” stock options granted due to a lack of relevant historical data resulting, in part, from changes in the pool of employees receiving option grants, mainly due to acquisitions. The Company will continue to evaluate the appropriateness of utilizing such method.

The following summarizes the assumptions used to estimate the fair value of the Warnaco employee stock options that were replaced at the effective time of the acquisition:

Thirty-Nine Weeks Ended
11/3/13
Weighted average risk-free interest rate	0.24%
Weighted average expected option term (in years)	1.70
Weighted average Company volatility	29.40%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per option	$40.60

Service-based stock option activity for the thirty-nine weeks ended November 3, 2013 was as follows:

	Options	Weighted Average Price Per Option
Outstanding at February 3, 2013	1,958	$44.17
Replacement of Warnaco awards	443	86.26
Granted	182	117.03
Exercised	411	66.13
Cancelled	14	93.51
Outstanding at November 3, 2013	2,158	$54.47
Exercisable at November 3, 2013	1,528	$43.10

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

RSU activity for the thirty-nine weeks ended November 3, 2013 was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	660	$62.24
Replacement of Warnaco awards	120	120.72
Granted	242	119.00
Vested	261	63.91
Cancelled	30	83.53
Non-vested at November 3, 2013	731	$89.16

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

Restricted stock activity for the thirty-nine weeks ended November 3, 2013 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	—	$—
Replacement of Warnaco awards	271	120.72
Granted	—	—
Vested	212	120.72
Cancelled	9	120.72
Non-vested at November 3, 2013	50	$120.72

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

Thirty-Nine Weeks Ended
11/3/13
Risk-free interest rate	0.34%
Expected Company volatility	38.67%
Expected annual dividends per share	$0.15
Grant date fair value per performance share unit	$123.27

Performance share unit activity for the thirty-nine weeks ended November 3, 2013 was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	594	$57.08
Granted	926	122.62
Vested	498	51.07
Cancelled	40	122.52
Non-vested at November 3, 2013	982	$119.31

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirty-nine weeks ended November 3, 2013 and October 28, 2012 were $55,736 and $14,324, respectively. Of those amounts, $22,681 and $8,327, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award. The Company recognizes these excess tax benefits in additional paid in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to the Company.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in AOCI (net of tax) by component for the thirty-nine weeks ended November 3, 2013:

	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized (loss) gain on effective hedges	Total
Balance at February 3, 2013	$153,648	$1,552	$(15,318)	$139,882
Other comprehensive (loss) before reclassifications	(66,812)	—	(716)	(67,528)
Less: Amounts reclassified from AOCI	—	407	(3,101)	(2,694)
Other comprehensive (loss) income	(66,812)	(407)	2,385	(64,834)
Balance at November 3, 2013	$86,836	$1,145	$(12,933)	$75,048

The following table presents reclassifications out of AOCI to earnings:

	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Income Statements
	Thirteen Weeks Ended 11/3/13	Thirty-Nine Weeks Ended 11/3/13
Realized (loss) gain on effective hedges
Foreign currency forward exchange contracts	$(1,793)	$1,108	Cost of goods sold
Interest rate contracts	(1,999)	(4,176)	Interest expense
Less: Tax effect	(702)	33	Income tax expense
Total, net of tax	$(3,090)	$(3,101)

Amortization of retirement liability items
Prior service credit	$221	$660	Selling, general and administrative expenses
Less: Tax effect	85	253	Income tax expense
Total, net of tax	$136	$407

15. STOCKHOLDERS’ EQUITY

Common Stock Issuance

On February 13, 2013, the Company issued 7,674 shares of its common stock, par value $1.00 per share, as part of the consideration paid to the former stockholders of Warnaco in connection with the acquisition.

Series A Convertible Preferred Stock Issuance and Conversion

In 2010, the Company sold 8 shares of Series A convertible preferred stock for net proceeds of $188,595 after related fees and expenses. During the first quarter of 2012, one of the holders of Series A convertible preferred stock converted an aggregate of $94,297 of the Series A convertible preferred stock, or 4 shares, into 2,095 shares of the Company’s common stock. The remaining shares of Series A convertible preferred stock were converted into the Company’s common stock during the fourth quarter of 2012. Holders of the Series A convertible preferred stock were entitled to vote and participate in dividends with the holders of the Company’s common stock on an as-converted basis. Due to the conversions of such stock, there were no outstanding shares of the Company’s Series A convertible preferred stock during the thirty-nine weeks ended November 3, 2013. On May 2, 2013, the Company filed with the Secretary of State of the State of Delaware a certificate eliminating the Series A convertible preferred stock.

16. ACTIVITY EXIT COSTS

Warnaco Integration Costs

In connection with the Company’s acquisition of Warnaco during the first quarter of 2013 and the related integration, the Company incurred certain costs related to severance and termination benefits, inventory liquidations and lease/contract terminations. Such costs were as follows:

	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 11/3/13	Incurred During the Thirty-Nine Weeks Ended 11/3/13	Liability at 11/3/13
Severance, termination benefits and other costs	$165,000	$20,450	$118,402	$29,202
Inventory liquidation costs	26,373	(3,627)	26,373	1,307
Lease/contract termination and related costs	45,000	4,230	8,110	839
Total	$236,373	$21,053	$152,885	$31,348

Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during the thirty-nine weeks ended November 3, 2013, $28,193 relate to selling, general and administrative expenses of the Calvin Klein North America segment, $49,227 relate to selling, general and administrative expenses of the Calvin Klein International segment, $19,831 relate to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $29,261 relate to corporate expenses not allocated to any reportable segment. The liabilities at November 3, 2013 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets. The remaining charges for severance and termination benefits and lease/contract termination and other costs expected to be incurred relate principally to the aforementioned segments and corporate expenses not allocated to any reportable segment. Inventory liquidation costs incurred during the thirty-nine weeks ended November 3, 2013 were included in net sales of the Calvin Klein International segment. Please see Note 19, “Segment Data.”

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

Liabilities for severance and termination benefits and lease/contract termination costs recorded in connection with the acquisition and integration of Tommy Hilfiger and the related restructuring were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

	Liability at 2/3/13	Costs Incurred During the Thirty-Nine Weeks Ended 11/3/13	Costs Paid During the Thirty-Nine Weeks Ended 11/3/13	Liability at 11/3/13
Severance, termination benefits and other costs	$763	$—	$598	$165
Lease/contract termination and related costs	2,013	—	1,167	846
Total	$2,776	$—	$1,765	$1,011

17. NET INCOME PER COMMON SHARE

In 2012, the Company utilized the two-class method of calculating basic net income per common share, as holders of the Company’s Series A convertible preferred stock participated in dividends with holders of the Company’s common stock prior to the conversion in 2012 of such convertible preferred stock into common stock. Net losses were not allocated to holders of the Series A convertible preferred stock.

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/3/13	10/28/12	11/3/13	10/28/12

Net income attributable to PVH Corp.	$196,713	$167,698	$160,665	$353,092
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	—	(78)	—	(287)
Allocation of income to Series A convertible preferred stock	—	(4,754)	—	(12,167)
Net income available to common stockholders for basic net income per common share	196,713	162,866	160,665	340,638
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	—	78	—	287
Allocation of income to Series A convertible preferred stock	—	4,754	—	12,167
Net income available to common stockholders for diluted net income per common share	$196,713	$167,698	$160,665	$353,092

Weighted average common shares outstanding for basic net income per common share	81,522	70,586	80,943	69,843
Weighted average impact of dilutive securities	1,307	1,304	1,558	1,332
Weighted average impact of assumed convertible preferred stock conversion	—	2,095	—	2,555
Total shares for diluted net income per common share	82,829	73,985	82,501	73,730

Basic net income per common share attributable to PVH Corp.	$2.41	$2.31	$1.98	$4.88

Diluted net income per common share attributable to PVH Corp.	$2.37	$2.27	$1.95	$4.79

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/3/13	10/28/12	11/3/13	10/28/12

Weighted average potentially dilutive securities	318	329	260	350

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of November 3, 2013 and October 28, 2012 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen and thirty-nine weeks ended November 3, 2013 and October 28, 2012. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 527 and 372 as of November 3, 2013 and October 28, 2012, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

18. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirty-nine weeks ended November 3, 2013 and October 28, 2012, the Company recorded increases to goodwill of $39,126 and $37,050, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirty-nine weeks ended November 3, 2013 and October 28, 2012, the Company paid $37,147 and $35,509, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

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

During the first quarter of 2012, one of the holders of the Company’s Series A convertible preferred stock converted an aggregate of 4 shares into 2,095 shares of the Company’s common stock, resulting in a decrease in Series A convertible preferred stock of $94,297, an increase in common stock of $2,095, and an increase in additional paid in capital of $92,202. The remaining shares of Series A convertible preferred stock were converted into the Company’s common stock during the fourth quarter of 2012. Please see Note 15, “Stockholders’ Equity.”

Omitted from purchases of property, plant and equipment in the Consolidated Statement of Cash Flows for the thirty-nine weeks ended November 3, 2013 and October 28, 2012 are $5,940 and $16,648, respectively, of assets acquired through capital leases.

19. SEGMENT DATA

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

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands retail division. This segment derives revenue principally from operating retail stores, primarily in outlet centers in North America, which sell apparel, accessories and related products under the brand names Van Heusen and IZOD. This segment also derived revenue through the third quarter of 2013 under the brand names Bass and G.H. Bass & Co., principally from operating retail stores.

The following tables present summarized information by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/3/13	10/28/12	11/3/13		10/28/12
Revenue – Calvin Klein North America
Net sales	$384,010	$195,659	$1,009,469		$508,179
Royalty revenue	38,097	41,970	86,123		102,169
Advertising and other revenue	15,065	16,685	31,784		42,760
Total	437,172	254,314	1,127,376		653,108

Revenue – Calvin Klein International
Net sales	333,916	13,191	875,256	(1)	35,060
Royalty revenue	19,961	36,918	54,110		101,438
Advertising and other revenue	8,648	15,224	21,398		43,391
Total	362,525	65,333	950,764		179,889

Revenue – Tommy Hilfiger North America
Net sales	411,395	376,267	1,106,152		999,729
Royalty revenue	8,383	6,553	20,907		16,178
Advertising and other revenue	2,546	2,429	6,752		6,401
Total	422,324	385,249	1,133,811		1,022,308

Revenue – Tommy Hilfiger International
Net sales	483,718	433,721	1,355,989		1,263,066
Royalty revenue	13,505	13,434	38,068		36,792
Advertising and other revenue	1,113	1,210	3,465		3,719
Total	498,336	448,365	1,397,522		1,303,577

Revenue – Heritage Brands Wholesale
Net sales	373,125	313,197	1,056,234		750,815
Royalty revenue	3,946	3,784	12,096		11,623
Advertising and other revenue	716	1,398	2,082		3,755
Total	377,787	318,379	1,070,412		766,193

Revenue – Heritage Brands Retail
Net sales	159,001	169,407	449,549		477,062
Royalty revenue	1,551	1,285	3,767		3,717
Advertising and other revenue	429	438	931		945
Total	160,981	171,130	454,247		481,724

Total Revenue
Net sales	2,145,165	1,501,442	5,852,649		4,033,911
Royalty revenue	85,443	103,944	215,071		271,917
Advertising and other revenue	28,517	37,384	66,412		100,971
Total	$2,259,125	$1,642,770	$6,134,132		$4,406,799

(1)	Includes $30,000 of sales returns for certain Warnaco wholesale customers in Asia in connection with the Company’s initiative to reduce excess inventory levels.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	11/3/13		10/28/12		11/3/13		10/28/12
Income before interest and taxes – Calvin Klein North America	$71,163	(2)	$61,933		$123,097	(5)	$134,423

Income (loss) before interest and taxes – Calvin Klein International	41,199	(2)	30,452		(63,833)	(5)	76,455

Income before interest and taxes – Tommy Hilfiger North America	79,573	(4)	66,117		187,543	(4)	147,630	(9)

Income before interest and taxes – Tommy Hilfiger International	87,980	(4)	62,583	(7)	197,981	(4)	177,176	(9)

Income before interest and taxes – Heritage Brands Wholesale	33,560	(2)	42,923		91,064	(5)	76,960

(Loss) income before interest and taxes – Heritage Brands Retail	(19,531)	(3)	4,357		(22,321)	(3)	11,067

Loss before interest and taxes – Corporate(1)	(44,620)	(2)	(27,227)	(7)(8)	(183,989)	(5)(6)	(73,237)	(8)(9)

Income before interest and taxes	$249,324		$241,138		$329,542		$550,474

(1)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s pension and other postretirement plans.

(2)
Income (loss) before interest and taxes for the thirteen weeks ended November 3, 2013 includes costs of $61,042 associated with the Company’s acquisition and integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $10,509 in Calvin Klein North America; $21,315 in Calvin Klein International; $8,252 in Heritage Brands Wholesale and $20,966 in corporate expenses not allocated to any reportable segments.

(3)
Loss before interest and taxes for the thirteen and thirty-nine weeks ended November 3, 2013 includes a loss of $19,453 associated with the sale of substantially all of the assets of the Company’s Bass division.

(4)
Income before interest and taxes for the thirteen and thirty-nine weeks ended November 3, 2013 includes income of $24,309 related to the amendment of an unfavorable contract. At the time of the Tommy Hilfiger acquisition in 2010, a liability was recorded for such unfavorable contract. The amendment executed in the third quarter of 2013 adjusted the contract terms thereby reducing the amount by which the contract was unfavorable and resulted in a reduction of the liability, amounting to $24,309. Such income was included in the Company’s segments as follows: $12,000 in Tommy Hilfiger North America and $12,309 in Tommy Hilfiger International.

(5)
Income (loss) before interest and taxes for the thirty-nine weeks ended November 3, 2013 includes costs of $395,035 associated with the Company’s acquisition and integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $79,243 in Calvin Klein North America; $206,783 in Calvin Klein International; $37,022 in Heritage Brands Wholesale and $71,987 in corporate expenses not allocated to any reportable segments.

(6)
Loss before interest and taxes for the thirty-nine weeks ended November 3, 2013 includes costs of $40,395 associated with the Company’s debt modification and extinguishment. Please refer to Note 9, “Debt,” for a further discussion.

(7)
Income (loss) before interest and taxes for the thirteen weeks ended October 28, 2012 includes costs of $6,561 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $6,301 in Tommy Hilfiger International and $260 in corporate expenses not allocated to any reportable segments.

(8)	Loss before interest and taxes for the thirteen and thirty-nine weeks ended October 28, 2012 includes costs of $6,412 associated with the Company’s acquisition of Warnaco.

(9)
Income (loss) before interest and taxes for the thirty-nine weeks ended October 28, 2012 includes costs of $14,418 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $379 in Tommy Hilfiger North America; $9,798 in Tommy Hilfiger International and $4,241 in corporate expenses not allocated to any reportable segments.

Intersegment transactions consist of transfers of inventory principally from the Heritage Brands Wholesale segment to the Heritage Brands Retail segment and the Calvin Klein North America segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage on ending inventory is eliminated principally in the Heritage Brands Retail segment and the Calvin Klein North America segment.

The following table presents the Company’s total assets by segment:

Identifiable Assets	11/3/13	2/3/13	10/28/12
Calvin Klein North America	$1,955,924	$752,029	$782,965
Calvin Klein International	3,297,912	584,860	588,220
Tommy Hilfiger North America	1,262,835	1,137,404	1,203,486
Tommy Hilfiger International	3,190,428	3,278,813	3,062,064
Heritage Brands Wholesale	1,395,179	555,544	631,185
Heritage Brands Retail(1)	181,144	175,717	200,073
Corporate(2)	368,198	1,297,182	517,978
Total	$11,651,620	$7,781,549	$6,985,971
(1) Heritage Brands Retail at November 3, 2013 included $47,454 of assets classified as held for sale in connection with the sale of substantially all of the assets of the Company’s Bass division, which closed on November 4, 2013, the first day of the fourth quarter of 2013.
(2) Corporate at February 3, 2013 included $700,000 of cash that arose from senior notes that were issued to fund a portion of the consideration for the Warnaco acquisition.

20. GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of November 3, 2013 is approximately $3,800, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,400 as of November 3, 2013, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016.

The Company has certain other guarantees whereby it guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate, other than the guarantees discussed in Note 4, “Assets Held For Sale.”

21. RECENT ACCOUNTING GUIDANCE

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We aggregate our reporting segments into three main businesses: (i) Calvin Klein, which consists of the businesses we operate under our Calvin Klein trademarks; (ii) Tommy Hilfiger, which consists of the businesses we operate under our Tommy Hilfiger trademarks; and (iii) Heritage Brands, which consists of the businesses we operate under our Van Huesen, IZOD, ARROW, Warner’s and Olga trademarks, the Speedo trademark we license in perpetuity, and other owned and licensed trademarks. References to the brand names Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s, Olga and Speedo and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to the sale of Bass refer to the sale of our G.H. Bass & Co. division and its trademarks, which we refer to collectively as “Bass,” on November 4, 2013, the first day of the fourth quarter of 2013.

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

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Speedo (licensed for North America and the Caribbean in perpetuity from Speedo International, Ltd.), Warner’s and Olga. In addition, through the end of the third quarter of 2013, we owned, and operated businesses under, the G.H. Bass & Co. and Bass trademarks. We also license brands for dress shirts and neckwear offered in the United States and Canada. We market our brands at multiple price points and across multiple channels of distribution and geographies, which allows us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing reliance on any one demographic group, merchandise preference, price point, distribution channel or geography. Our internationally renowned designer lifestyle brands, Calvin Klein and Tommy Hilfiger, offer additional geographic distribution channel and price point opportunities as compared to our heritage brands.

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

Warnaco designs, sources, markets and distributes a broad line of intimate apparel, sportswear and swim products worldwide. Warnaco’s products are sold under the highly recognized Calvin Klein, Speedo, Warner’s and Olga brand names and are distributed domestically and internationally, through all major channels of distribution. Prior to the acquisition, Warnaco was our largest licensee for Calvin Klein products. By reuniting the Calvin Klein brand under one owner, we have complete direct global control of the brand image and commercial decisions for the two largest Calvin Klein apparel categories — jeans and underwear. The acquisition takes advantage of our and Warnaco’s complementary geographic operations. Warnaco’s operations in Asia and Latin America should enhance our opportunities in those high-growth regions, and we will have the ability to leverage our expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein jeans and underwear businesses in those regions. The acquisition also added the Speedo, Warner’s and Olga brands into our Heritage Brands portfolio. With a diversified brand portfolio and strong operations in every major consumer market around the world, our business is better balanced across geographies, channels of distribution, product categories and price points, and our opportunity to realize revenue growth and enhanced profitability has been expanded. We also believe the Warnaco acquisition created significant opportunities to achieve synergies, principally with respect to certain corporate functions and duplicative brand management functions in North America and Europe. We expect to realize the synergies in full gradually through the end of 2016.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of men’s dress shirts, neckwear and underwear, men’s and women’s sportswear, women’s intimate apparel, swim products, footwear, accessories and related products under owned and licensed trademarks; and (ii) the sale through approximately 1,300 company-operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger, Van Heusen and IZOD trademarks, and approximately 1,500 company-operated concessions/shop-in-shops worldwide under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products. We also operated G.H. Bass & Co. stores through the end of the third quarter of 2013, at which time we sold substantially all of the assets of the Bass division.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. A substantial portion of our Calvin Klein licensing revenue was generated from Warnaco prior to the acquisition and, therefore, our royalty, advertising and other revenue decreased significantly in the thirty-nine weeks ended November 3, 2013 as compared to prior periods (and will continue to do so for the remainder of the year).

We recorded pre-tax charges of $46 million during 2012 associated with the Warnaco acquisition. We recorded pre-tax charges in the thirty-nine weeks ended November 3, 2013 in connection with the acquisition, integration, restructuring and debt modification and extinguishment that totaled $435 million. This amount included non-cash charges of $225 million, principally related to short-lived valuation adjustments and amortization and debt modification and extinguishment costs. We expect to incur total pre-tax charges of approximately $500 million during 2013 in connection with the integration and related restructuring, which includes expected non-cash charges of approximately $240 million, principally related to short-lived valuation adjustments and amortization and debt modification and extinguishment costs. Our future results of operations will be significantly impacted by this acquisition, particularly through the operations of the Calvin Klein business and through the changes in our capital structure that were necessary to complete the acquisition, as more fully discussed below.

The acquisition of Warnaco has significantly impacted the way we manage and analyze our operating results. As such, since the first quarter of 2013, we have had the following reportable segments: Calvin Klein North America, Calvin Klein International, Tommy Hilfiger North America, Tommy Hilfiger International, Heritage Brands Wholesale and Heritage Brands Retail. Please refer to Note 19, “Segment Data,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

During the third quarter of 2013, we entered into an agreement to sell substantially all of the assets of our Bass division. The decision to sell these assets was based on our strategy to drive growth through our higher-margin Calvin Klein and Tommy Hilfiger businesses. We recorded a net pre-tax loss of $19 million during the third quarter of 2013 in connection with the sale. Please see the section entitled “Sale of Bass” within “Liquidity and Capital Resources” below for a further discussion.

During the fourth quarter of 2012, we changed our method of accounting for our pension and other postretirement plans. As part of this change, we elected to begin immediately recognizing actuarial gains and losses in our operating results in the year in which they occur. We applied this change retrospectively, adjusting all prior periods.

We acquired Tommy Hilfiger in the second quarter of 2010. We incurred pre-tax charges of $14 million in the thirty-nine weeks ended October 28, 2012 in connection with the integration of Tommy Hilfiger and the related restructuring.

RESULTS OF OPERATIONS

Due to the 53rd week in 2012, comparable store sales for the thirteen and thirty-nine weeks ended November 3, 2013 are more appropriately compared with the thirteen and thirty-nine week periods ended November 4, 2012. All comparable store sales discussed below are presented on this shifted basis.

Thirteen Weeks Ended November 3, 2013 Compared With Thirteen Weeks Ended October 28, 2012

Total Revenue

Net sales in the third quarter of 2013 were $2.145 billion as compared to $1.501 billion in the third quarter of the prior year. The increase in net sales of $644 million was due principally to the net effect of the following items:

•
The aggregate addition of $509 million of net sales in our Calvin Klein North America and Calvin Klein International segments. The newly acquired Calvin Klein businesses contributed $464 million of this increase. Also driving the increase was strong performance in the North America businesses due to a 3% comparable store sales increase, retail square footage expansion and a double-digit increase in the wholesale sportswear business. The North America underwear business exceeded expectations, while the North America jeans business continued to underperform as the Company works to clear inventory and focus on the redesign and repositioning of its offerings in that product category. Comparable store sales within the Calvin Klein International segment (which relate to newly acquired businesses) decreased 1%. The Calvin Klein businesses in Brazil and Asia continued to perform well and exceed expectations, while the European business continued to underperform. Within Asia, the China business exhibited solid growth and the Korea business, although down compared to the prior year, showed improving trends over previous quarters. The Calvin Klein business in Europe remains under pressure primarily due to our current initiative to restructure the sales distribution mix in this region and its concentration in Southern Europe.

•
The aggregate addition of $85 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 9%, principally driven by 3% retail comparable store sales growth, retail square footage expansion and double-digit growth in the wholesale sportswear business. Net sales in the Tommy Hilfiger International segment increased 12% as compared to the prior year’s third quarter, driven by a double-digit increase in the European wholesale business and 4% European retail comparable store sales growth, coupled with retail square footage expansion. These increases were partially offset by a revenue decline in Japan, where we continue our efforts to strategically reposition the brand.

•
The aggregate addition of $50 million of net sales in our Heritage Brands Wholesale and Heritage Brands Retail segments. The newly acquired Speedo, Warner’s and Olga businesses contributed $78 million of net sales in our Heritage Brands Wholesale segment, while revenue in our pre-acquisition Heritage Brands businesses decreased 6%. The decrease was due principally to square footage contraction from closing underperforming stores in the Heritage Brands Retail segment, a 3% decline in comparable store sales due, in large part, to weak performance at Bass, and a revenue decrease resulting from the 2012 exit from the Izod women’s wholesale sportswear businesses.

Royalty, advertising and other revenue in the third quarter of 2013 decreased to $114 million from $141 million in the prior year’s third quarter due principally to the absence in 2013 of Warnaco royalty and advertising revenue subsequent to the acquisition date, as discussed above, combined with the expiration of a long-term contractual agreement related to Calvin Klein royalties in the North America women’s sportswear business. Partially offsetting these declines was Calvin Klein royalty, advertising and other revenue growth, driven by continued strength in women’s sportswear, suits, performance wear, handbags and accessories, as well as men’s and women’s outerwear.

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

Gross profit on total revenue in the third quarter of 2013 was $1.172 billion, or 51.9% of total revenue, compared with $869 million, or 52.9% of total revenue in the third quarter of the prior year. This 100 basis point decrease was primarily due to (i) our royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, significantly decreasing for Calvin Klein as a result of the Warnaco acquisition and being replaced by the now directly operated Calvin Klein jeans and underwear businesses, which do carry a cost of sales and have a large United States wholesale component (which generally operates at lower gross margins than our other businesses); (ii) the Speedo, Warner’s and Olga businesses, which principally operate in the United States and generate lower gross margins than our other businesses; (iii) a decrease in the Bass retail business; and (iv) a decrease in the Tommy Hilfiger businesses due to a higher level of promotional activity in order to drive traffic. Partially offsetting these declines was an increase related to the pre-acquisition Calvin Klein North America retail businesses resulting from higher average unit retail selling prices.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the third quarter of 2013 were $927 million, or 41.0% of total revenue, as compared to $631 million, or 38.4% of total revenue in the third quarter of the prior year. The 260 basis point increase in SG&A expenses as a percentage of total revenue was due principally to the net impact of (i) a 260 basis point increase due to an increase over the prior year in Warnaco acquisition, integration and restructuring costs; and (ii) a 90 basis point increase due to the loss recorded in connection with the sale of the Bass division partially offset by a 110 basis point decrease related to income recorded in the third quarter of

2013 due to the amendment of an unfavorable contract, which resulted in the reduction of a liability recorded at the time of the Tommy Hilfiger acquisition.

Equity in Income of Unconsolidated Affiliates, Net

The equity in income of unconsolidated affiliates, net in the third quarter of 2013 was $5 million as compared to $3 million in the third quarter of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil. Our investments in these joint ventures are being accounted for under the equity method of accounting. Please refer to Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Interest Expense and Interest Income

Interest expense increased to $48 million in the third quarter of 2013 from $29 million in the third quarter of the prior year due principally to interest expense incurred on the term loans borrowed under new senior secured credit facilities and on the $700 million of 4 1/2% senior notes due 2022. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion. Interest income for the third quarter of 2013 increased to $2 million as compared to $376 thousand in the third quarter of 2012, due principally to an increase in our average cash position during the period.

Income Taxes

Since the acquisition of Tommy Hilfiger in 2010, and continuing with the Warnaco acquisition in 2013, our effective tax rate is lower than the United States statutory rate due principally to the benefit of overall lower tax rates in international jurisdictions where we file tax returns. Absent discrete items, we expect this to continue in 2013.
The effective tax rates for the third quarters of 2013 and 2012 were 3.3% and 21.2%, respectively. Due to the significant Warnaco integration and restructuring expenses in 2013, the majority of which are being incurred in the United States, the impact of the benefit of lower tax rates in international jurisdictions is magnified, as a greater portion of our pre-tax income is subject to these lower rates. In addition, the effective tax rate in the third quarter of 2013 as compared to the third quarter of 2012 was positively impacted by (i) foreign tax credits, which were generated from Warnaco integration activities; and (ii) discrete items related to uncertain tax positions.
In 2012, in addition to the benefit of overall lower tax rates in international jurisdictions, the effective tax rate for the third quarter was also positively impacted by a benefit resulting from previously unrecognized tax credits, partially offset by state and local taxes.
Redeemable Non-Controlling Interest

As a result of the acquisition of Warnaco, we own a 51% interest in a joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”), that is consolidated in our financial statements. The net loss attributable to the redeemable non-controlling interest was $78 thousand for the third quarter of 2013. Please refer to Note 6, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Thirty-Nine Weeks Ended November 3, 2013 Compared With Thirty-Nine Weeks Ended October 28, 2012

Total Revenue

Net sales in the thirty-nine weeks ended November 3, 2013 were $5.853 billion as compared to $4.034 billion in the thirty-nine week period of the prior year. The increase in net sales of $1.819 billion was due principally to the net effect of the following items:

•
The aggregate addition of $1.341 billion of net sales in our Calvin Klein North America and Calvin Klein International segments. The newly acquired Calvin Klein underwear and jeans businesses, which generally exceeded plan, contributed $1.271 billion of this increase. Our Calvin Klein North America pre-acquisition wholesale sportswear business posted a 16% increase and our Calvin Klein North America pre-acquisition retail business experienced a 3% increase in comparable store sales coupled with square footage expansion. With respect to the newly acquired Calvin Klein businesses, the businesses in China and Brazil performed well and exceeded expectations and the Korea business showed improving trends. The newly acquired Calvin Klein business in Europe continued to be under pressure primarily due to our current initiative to restructure the sales distribution mix in this region and its concentration in Southern Europe. In addition, net sales in the newly acquired Calvin Klein International segment in the current year include a reduction of $30 million due to sales returns for certain Warnaco wholesale customers in Asia in connection with an initiative to reduce excess inventory levels.

•
The aggregate addition of $199 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 11%, principally driven by 5% comparable store sales growth, retail square footage expansion and double-digit growth in the North America wholesale business. Net sales in the Tommy Hilfiger International segment increased 7% as compared to the prior year, driven by 5% European retail comparable store sales growth, retail square footage expansion and a 9% increase in the European wholesale business, partially offset by continued underperformance in Japan, where we continue our efforts to strategically reposition the brand.

•
The aggregate addition of $278 million of net sales in our Heritage Brands Wholesale and Heritage Brands Retail segments. The newly acquired Speedo, Warner’s and Olga businesses contributed $335 million of net sales in our Heritage Brands Wholesale segment and the pre-acquisition wholesale sportswear and dress furnishings businesses increased $11 million. Partially offsetting these increases was the negative impact of $42 million, or 3%, related to the exited Izod women’s and Timberland wholesale sportswear businesses and a comparable store sales decline of 7% in the retail business due principally to weak performance at Bass.

Royalty, advertising and other revenue in the thirty-nine weeks ended November 3, 2013 decreased to $281 million from $373 million in the prior year’s thirty-nine week period due principally to the absence in 2013 of Warnaco royalty and advertising revenue subsequent to the acquisition date, as discussed above, combined with the expiration of a long-term contractual agreement related to Calvin Klein royalties in the North America women’s sportswear business. Partially offsetting these declines was Calvin Klein royalty, advertising and other revenue growth, driven by strength in women’s sportswear, handbags and accessories and suits, as well as men’s and women’s outerwear. Tommy Hilfiger royalty, advertising and other revenue increased $6 million due to growth across most licensed product categories and regions.

We currently expect revenue in 2013 will be approximately $8.21 billion, inclusive of a reduction of $30 million due to sales returns for certain Warnaco wholesale customers in Asia in connection with an initiative to reduce excess inventory levels. Aggregate revenue for our Calvin Klein North America and Calvin Klein International segments in 2013 is projected to be approximately $2.76 billion, inclusive of the above-mentioned $30 million reduction, as compared to the 2012 amount of $1.150 billion. This increase is principally due to the revenue generated by the Warnaco jeans and underwear businesses acquired. Aggregate revenue for our Tommy Hilfiger North America and Tommy Hilfiger International segments in 2013 is expected to be approximately $3.44 billion as compared to the 2012 amount of $3.217 billion. Aggregate revenue for our Heritage Brands Wholesale and Heritage Brands Retail segments in 2013 is projected to be approximately $2.01 billion as compared to the 2012 amount of $1.676 billion. This increase is due principally to the revenue generated by the Speedo, Warner’s and Olga businesses. The estimates of our revenue include the effects of the loss of Calvin Klein licensing revenue generated from Warnaco, and, as such, the royalty, advertising and other revenue generated by our Calvin Klein licensing business will decrease in 2013 as compared to 2012 due to the acquisition. This will also have a significant impact on our gross profit percentage on total revenue, as more fully discussed below. Also excluded from these revenue estimates is fourth quarter revenue for the Bass division, as a result of the sale of the division on November 4, 2013, the first day of the fourth quarter of 2013. Revenue for the Bass division in the fourth quarter of 2012 was approximately $75 million.

Gross Profit on Total Revenue

Gross profit on total revenue in the thirty-nine weeks ended November 3, 2013 was $3.150 billion, or 51.3% of total revenue, compared with $2.369 billion, or 53.7% of total revenue in the thirty-nine week period of the prior year. This 240 basis point decrease was primarily due to (i) short-lived non-cash valuation adjustments recorded in connection with the Warnaco acquisition, which resulted in a decrease of approximately 80 basis points; (ii) sales returns recorded for certain Warnaco wholesale customers in Asia in connection with an initiative to reduce excess inventory levels, which resulted in a decrease of approximately 20 basis points; (iii) our royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, significantly decreasing for Calvin Klein as a result of the Warnaco acquisition and being replaced by the now directly operated Warnaco Calvin Klein jeans and underwear businesses, which do carry a cost of sales and have a large United States wholesale component (which generally operates at lower gross margins than our other businesses); (iv) Warnaco’s Speedo, Warner’s and Olga businesses, which principally operate in the United States and generate lower gross margins than our other businesses as mentioned above; (v) a decrease in the Tommy Hilfiger International segment due to underperformance in Japan and gross margin pressure experienced in Europe; and (vi) a significant decline in the Heritage

Brands Retail segment, particularly in the Bass division. Partially offsetting these decreases was an increase related to the pre-acquisition Calvin Klein North America businesses resulting principally from higher average unit retail selling prices.

We currently expect that the gross profit percentage on total revenue in 2013 will decrease approximately 250 basis points as compared with 2012 due to the Warnaco acquisition, which shifted Calvin Klein from principally a 100% gross margin licensing business to a lower gross margin directly operated business, combined with the addition of the lower-margin wholesale Speedo, Warner’s and Olga businesses as discussed above. Also negatively impacting the gross profit percentage in 2013 will be one-time short-lived non-cash valuation adjustments recorded in connection with the acquisition and our initiative to reduce excess inventory balances in the acquired Warnaco businesses.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the thirty-nine weeks ended November 3, 2013 were $2.788 billion, or 45.4% of total revenue, as compared to $1.823 billion, or 41.4% of total revenue, in the thirty-nine week period of the prior year. The 400 basis point increase in SG&A expenses as a percentage of total revenue was due principally to the net impact of (i) a 510 basis point increase due to an increase over the prior year in acquisition, integration and restructuring costs incurred in connection with the Warnaco acquisition, of which 210 basis points were non-cash charges, principally related to short-lived valuation adjustments and amortization; and (ii) a 30 basis point increase due to the loss recorded in connection with the sale of the Bass division partially offset by (i) a 40 basis point decrease in SG&A related to income recorded due to the amendment of an unfavorable contract, which resulted in the reduction of a liability recorded at the time of the Tommy Hilfiger acquisition; and (ii) a decrease due to the addition of Warnaco’s businesses, most of which are lower-expense wholesale businesses.

We currently expect that our SG&A expenses as a percentage of total revenue in 2013 will increase approximately 250 basis points as compared to 2012, due principally to the one-time costs expected to be incurred in connection with the acquisition, integration and related restructuring of Warnaco as described above, partially offset by a reduction in SG&A expenses as a percentage of total revenue due to the addition of Warnaco’s businesses, most of which are lower-expense wholesale businesses. Our SG&A expenses may also be significantly impacted by the amount of expense recorded for our pension plans due to the change in accounting method discussed above. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in pension expense, generally in the fourth quarter of the year, which can create volatility in our operating results.

Equity in Income of Unconsolidated Affiliates, Net

The equity in income of unconsolidated affiliates, net in the thirty-nine weeks ended November 3, 2013 was $8 million as compared to $5 million during the thirty-nine week period of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil. Our investments in these joint ventures are being accounted for under the equity method of accounting. Please refer to Note 5, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

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

Interest Expense and Interest Income

Interest expense increased to $145 million in the thirty-nine weeks ended November 3, 2013 from $87 million in the thirty-nine week period of the prior year due principally to interest expense incurred on the term loans borrowed under new senior secured credit facilities and on the $700 million of 4 1/2% senior notes due 2022. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion. Interest income increased to $6 million in the thirty-nine weeks ended November 3, 2013 from $846 thousand in the thirty-nine week period of the prior year due principally to an increase in our average cash position during the period.

Net interest expense for the full year 2013 is currently expected to increase to approximately $190 million from $117 million in 2012, principally as a result of the term loans borrowed under new senior secured credit facilities and the issuance of the $700 million of 4 1/2% senior notes due 2022 mentioned above. We currently plan to make approximately $450 million of payments on our long-term debt during 2013, the majority of which will be voluntary. $203 million of these payments, the majority of which was voluntary, have already been made during the thirty-nine weeks ended November 3, 2013.

Income Taxes

The effective tax rates for the thirty-nine weeks ended November 3, 2013 and October 28, 2012 were 15.5% and 24.0%, respectively. The effective income tax rate for the thirty-nine weeks ended November 3, 2013 decreased as compared to the thirty-nine week period of the prior year due principally to the reason noted in the thirteen week discussion above regarding the impact of Warnaco integration and restructuring expenses in 2013 and the related effect of lower tax rates in international jurisdictions. On a year-to-date basis, the foreign tax credit and discrete benefits related to uncertain tax positions in the third quarter noted above were offset by a non-recurring discrete expense related to the Warnaco acquisition in the second quarter.
In 2012, in addition to the benefit of overall lower tax rates in international jurisdictions, the effective tax rate for the third quarter was also positively impacted by a benefit resulting from previously unrecognized tax credits, partially offset by state and local taxes.

Redeemable Non-Controlling Interest

The net income attributable to the redeemable non-controlling interest in CK India owned by our minority partners was $48 thousand for the first nine months of 2013. Please refer to Note 6, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash at February 3, 2013 was $892 million, which included the proceeds from the $700 million senior notes offering undertaken in connection with the Warnaco acquisition. Cash at November 3, 2013 was $543 million, which included the impact of $2.993 billion of net proceeds from the new senior secured credit facilities entered into in connection with the Warnaco acquisition, offset by $2.180 billion of cash paid as consideration for the acquisition and $1.097 billion of debt payments made to repay all outstanding borrowings under our previously outstanding senior secured credit facilities and all of Warnaco’s previously outstanding long-term debt. In addition, cash at November 3, 2013 included the impact of $203 million of payments on our new senior secured credit facilities during the thirty-nine weeks ended November 3, 2013. Cash flow for the full year 2013 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments we make in 2013.

As of November 3, 2013, approximately $445 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $54 million in the thirty-nine weeks ended November 3, 2013 as compared with $285 million in the thirty-nine weeks ended October 28, 2012. The decrease in cash provided by operating activities as compared to the prior year was primarily driven by the buildup of working capital associated with the newly acquired Warnaco businesses during the thirty-nine weeks ended November 3, 2013, combined with the payment of costs related to the Warnaco acquisition, integration and the related restructuring. Additionally, cash provided by operating activities in the current period includes a $30 million contribution to fund the defined benefit qualified pension plan we acquired as part of the Warnaco acquisition and an additional $30 million contribution to fund our pre-existing pension plans. The factors that affect our cash provided by operating activities have been significantly impacted by the Warnaco acquisition. In the future, we expect that our cash provided by operating activities will generally increase as a result of the acquisition. This increase will generally be used to repay debt, as well as to fund additional capital spending to expand and invest in our businesses, principally for the Calvin Klein and Tommy Hilfiger businesses. In addition, the changes in the amount of cash provided and used related to our working capital will be more pronounced as a result of the Warnaco acquisition.

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

Sale of Bass

During the third quarter of 2013, we entered into an agreement to sell substantially all of the assets of our Bass division. We classified these assets as held for sale and recorded a loss of $16 million during the third quarter of 2013 to reflect these assets at their fair value, less estimated costs to sell. A small number of our Bass stores were excluded from the sale and were deemed to be impaired as of November 3, 2013. We recorded a loss of $1 million during the third quarter of 2013 related to the impaired stores. In addition, during the third quarter of 2013 we recorded a gain of $3 million as a result of writing off certain liabilities in connection with the transaction. We also recognized costs during the third quarter of 2013 related to severance and termination benefits for certain Bass employees, which totaled $1 million. On November 4, 2013, we completed the sale of these assets for net proceeds of $47 million. The sale price, net of costs to sell, was equal to the carrying value of the assets as of November 3, 2013.

In connection with the sale, we also guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. We recorded an expense of $4 million during the third quarter of 2013 representing the estimated fair value of these guarantee obligations as of November 3, 2013.

Investments in Unconsolidated Affiliates

In 2011, we completed an acquisition of a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India is the direct licensee of the Tommy Hilfiger trademarks in India for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license, and sublicenses the trademarks for certain other product categories. We made payments totaling $2 million to TH India during the thirty-nine weeks ended October 29, 2012 to contribute our 50% share of funding.

In 2012, we formed a joint venture, Tommy Hilfiger do Brasil S.A., in Brazil, in which we own a 40% economic interest. The joint venture holds an exclusive license for the Tommy Hilfiger brand in Brazil that became effective on January 4, 2013. We made a payment totaling $3 million to Tommy Hilfiger do Brasil S.A. during the thirty-nine weeks ended November 3, 2013 to contribute our 40% share of funding.

During the third quarter of 2013, we announced that we formed a joint venture, PVH Brands Australia Pty. Limited, in which we own a 50% economic interest. The joint venture will license from one of our subsidiaries the rights to operate, manage and distribute Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. We made a payment of $708 thousand to PVH Brands Australia Pty. Limited during the thirty-nine weeks ended November 3, 2013 to contribute our 50% share of the initial funding of the joint venture.

Acquisition of Netherlands Franchisee

On August 1, 2012, we acquired from a former Tommy Hilfiger franchisee in the Netherlands 100% of the share capital of ten affiliated companies, which operate 13 Tommy Hilfiger stores in the Netherlands. We paid $13 million as consideration for this transaction.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended November 3, 2013 were $166 million compared to $137 million in the thirty-nine weeks ended October 28, 2012. The increase in the current year period related principally to investments in the operations we acquired with Warnaco and in combining Warnaco’s infrastructure with ours. We currently expect that capital expenditures will increase for the full year 2013 to approximately $300 million as compared to $211 million in 2012, primarily driven by investments in Warnaco’s existing infrastructure (including information systems, supply chain and facilities).

Tommy Hilfiger India Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited (“GVM”). We are required to make annual contingent purchase price payments based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India for a period of five years (or, under certain circumstances, a period of six years) following the acquisition date. Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one year period. The first one year period commenced on July 1, 2011. We made contingent purchase price payments of $429 thousand and $185 thousand during the third quarter of 2013 and 2012, respectively.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $37 million in the thirty-nine weeks ended November 3, 2013. We currently expect that such payments will be approximately $53 million for the full year 2013.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Holders of our Series A convertible preferred stock participated in common stock dividends on an as-converted basis prior to their conversion of their preferred shares in 2012. The Series A convertible preferred stock has since been eliminated. Dividends on common stock totaled $12 million in the thirty-nine weeks ended November 3, 2013, and no further common stock dividends will be declared during 2013.

Financing Arrangements

Our capital structure was as follows:

(in millions)	November 3, 2013	February 3, 2013	October 28, 2012
Short-term borrowings	$12	$11	$143
Current portion of long-term debt	85	88	84
Capital lease obligations	29	31	35
Long-term debt	4,175	2,212	1,648
Stockholders’ equity	4,336	3,253	3,046

In addition, we had $543 million, $892 million and $277 million of cash and cash equivalents as of November 3, 2013, February 3, 2013 and October 28, 2012, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion ($10 million based on exchange rates in effect on November 3, 2013) and is utilized to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate (“TIBOR”) plus 0.15%. Such facility renews automatically unless we give notice of termination. The full amount of this facility was borrowed as of November 3, 2013. The weighted average interest rate on the funds borrowed at November 3, 2013 was 0.34%.

One of our European subsidiaries acquired as part of the Warnaco acquisition has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which are used to fund working capital needs. There were no borrowings outstanding under these facilities as of November 3, 2013. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended November 3, 2013 was approximately $25 million.

One of our Asian subsidiaries acquired as part of the Warnaco acquisition has Rupee-denominated short-term revolving credit facilities with a local lender. These facilities provide for total borrowings of up to ₨195 million ($3 million based on exchange rates in effect on November 3, 2013) and are utilized to fund working capital needs. Borrowings under these facilities bear interest at various interest rates, primarily based on a base rate set by the lending bank. As of November 3, 2013, we had $2 million of borrowings outstanding under these facilities and the weighted average interest rate on the funds borrowed at November 3, 2013 was 6.77%. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended November 3, 2013 was approximately $3 million.

One of our Asian subsidiaries acquired as part of the Warnaco acquisition has a short-term $10 million revolving credit facility to be used to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility was renewed in December 2013 and may be renewed annually in the future. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended November 3, 2013.

One of our Asian subsidiaries acquired as part of the Warnaco acquisition has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3.000 billion ($3 million based on exchange rates in effect on November 3, 2013) and is utilized to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended November 3, 2013.

One of our Latin American subsidiaries acquired as part of the Warnaco acquisition has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$44 million ($20 million based on exchange rates in effect on November 3, 2013) and are utilized to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the thirty-nine weeks ended November 3, 2013.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $7 million and $9 million during the thirty-nine week periods ended November 3, 2013 and October 28, 2012, respectively.

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

We made payments of $167 million on our term loans under the amended facilities during the thirty-nine weeks ended October 28, 2012.

On February 13, 2013, in connection with the Warnaco acquisition, we modified and extinguished the amended facilities and repaid all outstanding borrowings thereunder, as discussed in the section entitled “New Senior Secured Credit Facilities” below.

New Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, we entered into new senior secured credit facilities (“the new facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under the amended facilities and repay all of Warnaco’s previously outstanding long-term debt. The new facilities consist of a $1.700 billion United States dollar-denominated Term Loan A (recorded net of an original issue discount of $7 million as of the acquisition date), a $1.375 billion United States dollar-denominated Term Loan B (recorded net of an original issue discount of $7 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs. In connection with entering into the new facilities and repaying all outstanding borrowings under the amended facilities and all of Warnaco’s previously outstanding long-term debt, we paid debt issuance costs of $67 million (of which $35 million was expensed as debt modification and extinguishment costs and $33 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $6 million to write-off previously capitalized debt issuance costs.

The revolving credit facilities include amounts available for letters of credit. As of November 3, 2013, we had drawn no revolving credit borrowings and approximately $66 million of letters of credit. A portion of both United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the greater of (a) $750 million and (b) $1.250 billion as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the new facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase, plus, in either case, an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated). The lenders under the new facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

We made payments of $203 million on our term loans under the new facilities during the thirty-nine weeks ended November 3, 2013. As of November 3, 2013, we had total term loans outstanding of $2.860 billion, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to the above-mentioned voluntary payments, we are not required to make any additional mandatory repayments under Term Loan B prior to maturity.

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

The current applicable margins are in the case of Term Loan A and the revolving credit facilities, 2.00% for adjusted Eurocurrency rate loans and 1.00% for base rate loans, as applicable. The applicable margins in the case of Term Loan B are fixed at 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ending November 3, 2013, the applicable margin for borrowings under Term Loan A and the revolving credit facilities is subject to adjustment based on our quarter-end net leverage ratio.

During the second quarter of 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation under our United States dollar-denominated senior secured Term Loan A facility, or any replacement facility with similar terms, to fixed rate debt. As of November 3, 2013, the notional amount outstanding was equal to the initial notional amount of $1.229 billion. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated, and we will pay a fixed rate of 0.604%, plus the current applicable margin.

During the second quarter of 2011, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632 million of our variable rate debt obligation under our previously outstanding United States dollar-denominated senior secured term loan A facility, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding, with a notional amount of $343 million as of November 3, 2013, subsequent to the repayment of our previously outstanding amended facility and is now converting a portion of our variable rate debt obligation under our new Term Loan A facility to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the three-month LIBOR is eliminated, and we will pay a fixed rate of 1.197%, plus the current applicable margin.

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

As of November 3, 2013, we were in compliance with all applicable financial and non-financial covenants.

Please refer to Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

Contractual Obligations

Our contractual cash obligations reflected in the contractual obligations table included in Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2013 have materially changed as a result of the acquisition of Warnaco. Our contractual cash obligations increased for principal and interest payments on the new debt issued in connection with financing the acquisition. Our balance of total long-term debt increased to $4.260 billion as of November 3, 2013 as compared to $2.300 billion as of February 3, 2013. Please refer to the discussion above in this “Liquidity and Capital Resources” section for a description of new debt obligations that were incurred in connection with financing the acquisition. As a result of Warnaco’s large number of company-operated retail, office and warehouse locations worldwide, our contractual obligations have also increased for Warnaco’s retail store, warehouse, showroom, office and equipment leases. Such future lease commitments for Warnaco totaled approximately $430 million as of November 3, 2013. We have increased our inventory purchase commitments and have also incurred severance payment obligations in connection with the acquisition of Warnaco. In addition, as a result of the acquisition of Warnaco, we have for certain current and former Warnaco employees a defined benefit pension plan (which plan is frozen), to which we contributed $30 million during the thirty-nine weeks ended November 3, 2013.

In connection with the sale of substantially all of the assets of the Bass division, we have been relieved of contractual obligations related to lease payments for substantially all Bass retail stores. However, we have guaranteed lease payments for these stores pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the assets. In certain instances, our guarantee may remain in effect if an option is exercised to extend the term of the lease. The maximum amount guaranteed as of November 3, 2013 is approximately $84 million with the right to seek recourse from the buyer of the Bass assets for the full amount. The amount of the guarantee obligation will be reduced ratably as we are relieved of our obligation as the primary obligor makes lease payments.

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

Due to the above factors, our operating results for the thirty-nine weeks ended November 3, 2013 are not necessarily indicative of those for a full fiscal year.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 3, 2013. During the thirty-nine weeks ended November 3, 2013, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 3, 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of November 3, 2013 include cash and cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of November 3, 2013. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at November 3, 2013, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $550 thousand annually. During the first quarter of 2013, we entered into new senior secured credit facilities and simultaneously repaid our previously outstanding amended facility. Borrowings under our new senior secured credit facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of November 3, 2013, after taking into account the effect of our interest rate swap agreements, approximately 70% of our total debt was at a fixed rate, with the remainder at variable rates. Given our debt position at November 3, 2013, the effect of a 10 basis point increase in interest rates on our interest expense would be less than $100 thousand annually. Such amount excludes any impact from our United States dollar-denominated Term Loan B facility, which would currently not be impacted by a 10 basis point increase in interest rates due to its adjusted Eurocurrency rate floor of 0.75%. Please refer to Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion of our new credit facilities and interest rate swap agreements.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 3, 2013 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of November 3, 2013.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 5, 2013
September 1, 2013	10,655	$129.29	—	—
September 2, 2013
October 6, 2013	14,843	127.44	—	—
October 7, 2013
November 3, 2013	413	122.22	—	—
Total	25,911	$128.12	—	—

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Substantially all shares shown in this table were withheld during the third quarter of 2013 in connection with the settlement of vested restricted stock units and restricted stock to satisfy tax withholding requirements.

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

3.8	By-Laws of Phillips-Van Heusen Corporation, as amended through February 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2012).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2011).

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

PVH CORP.
Registrant

Dated:	December 12, 2013	/s/ Bruce Goldstein
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