Form 10-K
period 2014-02-02
PVH CORP. /DE/
filed 2014-04-03
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2014
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
(do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on August 4, 2013 (the last business day of the registrant’s most recently completed second quarter) was $10,842,672,194.
Number of shares of Common Stock outstanding as of March 20, 2014: 82,204,255
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014	Part III

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged, and will have to use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize benefits from our acquisition of The Warnaco Group, Inc. (“Warnaco”); (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost escalation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including, without limitation, the ability to integrate an acquired entity, such as Warnaco, into us with no substantial adverse effect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I
Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to PVH Corp. and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2013 year commenced on February 4, 2013 and ended on February 2, 2014; 2012 commenced on January 30, 2012 and ended on February 3, 2013; and 2011 commenced on January 31, 2011 and ended on January 29, 2012.

We obtained the market and competitive position data used throughout this report from research, surveys or studies conducted by third parties (including, with respect to the brand rankings for woven sport shirts, the NPD Group/POS Tracking Service), information provided by customers and industry or general publications. The United States department and chain store rankings to which we refer in this report are on a unit basis. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications and all other information is reliable, we have not independently verified such data and we do not make any representation as to the accuracy of such information.

References to the brand names Calvin Klein Collection, ck Calvin Klein, Calvin Klein, Tommy Hilfiger, Hilfiger Denim, Van Heusen, IZOD, ARROW, Warner’s, Olga, Eagle, Speedo, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, MICHAEL Michael Kors, Michael Kors Collection, Chaps, Donald J. Trump Signature Collection, DKNY, Elie Tahari, Nautica, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Ike Behar, Axcess, Jones New York, and John Varvatos and to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to the sale of Bass refer to our November 4, 2013 sale of our G.H. Bass & Co. business and its Bass and G.H. Bass & Co. trademarks, which we refer to collectively as “Bass.”

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

Company Overview

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including the global designer lifestyle brands Calvin Klein and Tommy Hilfiger, as well as Van Heusen, IZOD, ARROW, Warner’s, Olga and Eagle, which are owned brands, and Speedo, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, MICHAEL Michael Kors, Michael Kors Collection, Chaps, Donald J. Trump Signature Collection, DKNY, Elie Tahari, Nautica, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Ike Behar, Axcess, Jones New York and John Varvatos, which are licensed, as well as various other licensed and private label brands. In addition, through the end of the third quarter of 2013, we owned, and operated businesses under, the G.H. Bass & Co. and Bass trademarks. We design and market branded dress shirts, neckwear, sportswear, jeanswear, intimate apparel, swim products and, to a lesser extent, handbags, footwear and other related products. Additionally, we license our owned brands over a broad range of products. We market our brands globally at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. During 2013, our directly operated businesses in North America consisted principally of wholesale dress furnishings sales under our owned and licensed brands; wholesale men’s sportswear sales under our Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD and ARROW brands; wholesale men’s and women’s jeanswear and underwear sales under our Calvin Klein brand; wholesale women’s intimate apparel sales under our Warner’s and Olga brands; wholesale swimwear, fitness apparel, swim accessories and related product sales under the Speedo brand; and the operation of retail stores, principally in outlet malls, under our Calvin Klein, Tommy Hilfiger, Van Heusen and IZOD brands and, through the end of the third quarter of 2013, the G.H. Bass & Co. and Bass brands. During 2013, our directly operated businesses outside of North America consisted principally of our Tommy Hilfiger International wholesale and retail businesses in Europe and Japan, our Calvin Klein wholesale and retail businesses in Europe, Asia and Latin America, and our wholesale Calvin Klein Collection business in Europe. Our licensing activities principally related to the licensing worldwide of our Calvin Klein and Tommy Hilfiger trademarks for a broad range of lifestyle products and for specific geographic regions.

On February 13, 2013, we acquired Warnaco, which follows our transformational acquisitions of Calvin Klein in 2003 and Tommy Hilfiger in 2010, and reinforces our strategy to drive the Calvin Klein brand’s reach globally. Prior to the acquisition, Warnaco was our largest licensee for Calvin Klein products and paid us an administrative fee on sales of Calvin Klein underwear, sleepwear and loungewear product categories for which it was the beneficial owner of the Calvin Klein trademark. Royalty and administrative fee payments to us by Warnaco accounted for approximately 37% of our Calvin Klein royalty, advertising and other revenue in 2012. The Warnaco acquisition provided us with complete direct global control of the Calvin Klein brand image and commercial decisions for the two largest Calvin Klein apparel categories — jeanswear and underwear. Under a single brand vision, we are able to better coordinate product design, merchandising, supply chain, retail distribution and marketing, which we believe strengthens the brand’s image, positioning and execution across all markets. In addition, we believe the acquisition takes advantage of our and Warnaco’s complementary geographic platforms by enhancing our opportunities in the high-growth regions of Asia and Latin America, and allowing us to leverage our expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein Jeans and Calvin Klein Underwear businesses in these regions. The acquisition also added the Speedo, Warner’s and Olga brands into our Heritage Brands portfolio. With a diversified brand portfolio and strong operations in every major consumer market around the world, we believe our business is better balanced across geographies, channels of distribution, product categories and price points, and our opportunity to realize revenue growth and enhanced profitability has been expanded.

The acquisition of Warnaco has significantly impacted the way we manage and analyze our operating results. Beginning with the first quarter of 2013, we changed our segment reporting and the way we discuss our business segments to reflect this. Specifically, we aggregate our segments into three main businesses: (i) Calvin Klein, which consists of the Calvin Klein North America and Calvin Klein International segments; (ii) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments; and (iii) Heritage Brands, which consists of the Heritage Brands Wholesale and Heritage Brands Retail segments. Note 19, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income before interest and taxes and assets related to each segment, as well as information regarding our revenue generated from foreign and domestic sources, and the geographic locations where our long-lived assets are held.

Our revenue reached a record $8.186 billion in 2013, approximately 45% of which was generated internationally. Our global designer lifestyle brands, Calvin Klein and Tommy Hilfiger, together generated approximately 75% of our revenue during 2013.

On November 4, 2013, we sold substantially all of the assets of our Bass business. The decision to sell these assets was based on our strategy to drive growth through our higher-margin Calvin Klein and Tommy Hilfiger businesses.

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

Calvin Klein Business Overview

We believe Calvin Klein is one of the best known designer names in the world. In 2013, it received the #8 ranking on MediaRadar’s “Most Talked About Fashion Brands of 2013” list, where it was featured alongside premiere global luxury brands, highlighting its strong global appeal and prominence among key tastemakers in the fashion industry. In order to more efficiently and effectively exploit the development opportunities for Calvin Klein, a tiered-brand strategy was established to provide a focused, consistent approach to global brand growth and development. Each of the Calvin Klein brands occupies a distinct marketing identity and position that preserves the brand’s prestige and image, while also allowing us to market products both domestically and internationally, at variety of price points, and to various consumer groups. The Calvin Klein brands are as follows:

•
Calvin Klein Collection — our “halo” brand, under which men’s and women’s high-end designer apparel and accessories are sold both in the United States and overseas, with distribution in specialty and department stores, as well as our flagship store in New York City.

•
Calvin Klein (platinum label) — our “bridge” brand, formerly known as ck Calvin Klein, under which men’s and women’s apparel and accessories are sold through specialty and department stores, as well as freestanding stores in Europe and Asia. We rebranded this tier in 2012 in order to present the Calvin Klein brands in a more consistent fashion.

•
Calvin Klein (white label) — our “better” brand, under which men’s and women’s sportswear, outerwear, suits, footwear and accessories, as well as women’s dress and performance wear, and men’s dress furnishings are currently sold in North America through department stores and freestanding stores.

•
Calvin Klein Jeans — the Calvin Klein Jeans brand includes men’s and women’s jeans and related apparel, which are sold worldwide, and denim accessories, which are sold in Europe and Asia. Distribution is through specialty and department stores, as well as freestanding stores.

•
Calvin Klein Underwear — the world’s leading designer underwear brand for men and women, under which men’s and women’s underwear, sleepwear and loungewear are sold worldwide through specialty and department stores, as well as freestanding stores.

Since completion of the Warnaco acquisition, our directly operated businesses have accounted for a significantly larger portion of total worldwide Calvin Klein sales. Previously, the vast majority of Calvin Klein sales were under licenses and other arrangements. Calvin Klein controls the design and development of all products sold under the Calvin Klein brands, as well as oversees a worldwide marketing, advertising and promotions program for the brands. We believe that maintaining control over design and advertising through Calvin Klein’s dedicated in-house teams plays a key role in the continued strength of the brands. In 2013, over $300 million was spent globally in connection with the advertising, marketing and promotion of the Calvin Klein brands and these expenses were principally funded by Calvin Klein’s licensees and other authorized users of the brands.

Worldwide retail sales of products sold under the Calvin Klein brands were approximately $7.8 billion in 2013. Through our Calvin Klein North America and Calvin Klein International segments, we sell Calvin Klein products in a variety of distribution channels, as discussed below:

•
Calvin Klein Wholesale — We operate wholesale businesses through which we distribute and sell Calvin Klein products to third party retailers and distributors. This includes our Calvin Klein dress furnishings and men’s sportswear businesses, which operate principally in the United States and Canada. Our wholesale businesses have expanded following our acquisition of Warnaco, and now also include the Calvin Klein men’s and women’s jeans and related apparel businesses, which operate worldwide; the Calvin Klein jeans accessories businesses, which operates principally in Europe and Asia; the Calvin Klein men’s and women’s underwear businesses, which operate worldwide; and our men’s and women’s swimwear business, which operates principally in Europe. Given the various price points at which products under the various Calvin Klein brands are sold, we have a range of wholesale customers. For example, within North America, our Calvin Klein white label men’s dress shirts, neckwear and sportswear are marketed at better price points and are distributed principally in better fashion department and specialty stores, including Macy’s. Our Calvin Klein Collection and Calvin Klein platinum label dress shirts are sold into the more limited channels of luxury or premier department and specialty stores, as well as through freestanding stores. The newly acquired jeanswear and underwear businesses distribute product primarily through department stores, chain stores, Company-operated retail stores, shop-in-shop/concession locations and stores operated under retail licenses or franchise and distributor agreements.

•
Calvin Klein Retail — We operate retail businesses in North America, Europe, Asia and Latin America. Our Calvin Klein stores in the United States and Canada are located primarily in premium outlet centers and offer men’s and women’s apparel and other Calvin Klein white label products to communicate the Calvin Klein lifestyle. As a result of the Warnaco acquisition, we now also operate full-price and outlet stores and shop-in-shop/concession shops in Europe, Asia, Mexico and Brazil where we offer Calvin Klein Jeans and Calvin Klein Underwear products. Across our regional businesses, Calvin Klein products are also sold through our company-operated e-commerce sites.

•
Calvin Klein Collection — We market the Calvin Klein Collection brand high-end men’s and women’s apparel and accessories collections through our Calvin Klein Collection flagship store located in New York City and our Calvin Klein Collection wholesale business.

•
Licensing — We maintain licensing and similar arrangements worldwide for use of the Calvin Klein brands in connection with a broad array of products, including women’s dresses and suits, men’s tailored clothing, women’s sportswear and performance apparel, golf apparel, fragrances, eyewear, hosiery, socks, footwear, jewelry, watches, outerwear, handbags, small leather goods and home furnishings. In these arrangements, Calvin Klein combines its design, marketing and branding skills with the specific manufacturing, distribution and geographic capabilities of its licensing and other partners to develop, market and distribute these goods. Calvin Klein has approximately 45 licensing and other arrangements across the Calvin Klein brands. The arrangements generally are exclusive to a territory or product category. Additionally, we formed a joint venture, PVH Brands Australia Pty. Limited, in 2013, in which we own a 50% economic interest. The joint venture licenses the rights to distribute and sell Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As a result of the Warnaco acquisition, we also own a 51% interest in a joint venture in India, which licenses the rights to the Calvin Klein trademarks in India.

Calvin Klein’s key licensing partners, and the products and territories licensed, include:

Licensing Partner	Product Category and Territory

CK Watch & Jewelry Co., Ltd. (Swatch SA)	Men’s and women’s watches (worldwide) and men’s and women’s jewelry (worldwide, excluding Japan)

CK21 Holdings Pte, Ltd.	Men’s and women’s platinum label apparel, shoes and accessories (Asia, excluding Japan)

Coty, Inc.	Men’s and women’s fragrance, bath products and color cosmetics (worldwide)

DWI Holdings, Inc. / Himatsingka Seide, Ltd.	Soft home bed and bath furnishings (United States, Canada, Mexico, Central America, South America and India)

G-III Apparel Group, Ltd.
Men’s and women’s coats and swimwear, women’s suits, dresses, sportswear, active performance wear and handbags, and luggage (United States, Canada and Mexico with some distribution for certain lines in Europe and elsewhere)

Jimlar Corporation / LF USA, Inc.	Men’s, women’s and children’s footwear (worldwide)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

McGregor Industries, Inc. / American Essentials, Inc.	Men’s and women’s socks and women’s tights (United States, Canada, Mexico, Central and South America, Europe, Middle East and Asia, excluding Japan)

Onward Kashiyama Co. Ltd.	Men’s and women’s apparel and women’s handbags (Japan)

Peerless Delaware, Inc.	Men’s tailored clothing (United States, Canada and Mexico)

The results of our Calvin Klein wholesale, retail and licensing activities in the United States, Canada and Mexico are reported in our Calvin Klein North America segment, and wholesale, retail and licensing activities outside of North America are reported in our Calvin Klein International segment.

Tommy Hilfiger Business Overview

Tommy Hilfiger is one of few globally recognized designer lifestyle brands, with distribution in over 90 countries and more than 1,400 Tommy Hilfiger stores worldwide. The “classic American cool” spirit of the brand inspires a wide range of preppy, all-American designs that appeal to a diverse array of global consumers. Tommy Hilfiger occupies a unique position as a premium brand offering quality apparel, accessories and lifestyle products at accessible prices with a diverse consumer following. We believe the brand’s global awareness has been achieved through consistent implementation of a global marketing and communications strategy, product enhancements, increased marketing and an improved in-store experience. We continue to make significant investments in global advertising and integrated marketing programs, with the popular “The Hilfigers” advertising campaign as the current cornerstone of our global marketing strategy.

Tommy Hilfiger’s brand portfolio (which we refer to collectively as the Tommy Hilfiger brands) includes:

•
Tommy Hilfiger — Tommy Hilfiger is targeted at the 25 to 45 year-old consumer. Product offerings by us and our licensees include sportswear for men, women and children; footwear; athletic apparel (golf, swim and sailing); bodywear (underwear, robes and sleepwear); eyewear; sunwear; watches; handbags; men’s tailored clothing; men’s dress furnishings; accessories; socks; small leather goods; fragrances; home and bedding products; bathroom accessories; and luggage.

•
Hilfiger Denim — The Hilfiger Denim product line is targeted at the 25 to 30 year-old, denim-oriented consumer. Product offerings consist of casual apparel for men and women with a focus on premium jeans and related apparel; footwear; bags; accessories; eyewear; and fragrance. Inspired by American denim classics with a modern edge, Hilfiger Denim is more “fashion forward” and casual than the Tommy Hilfiger label.

Worldwide retail sales of Tommy Hilfiger products were approximately $6.4 billion in 2013. Through our Tommy Hilfiger North America and Tommy Hilfiger International segments, we sell Tommy Hilfiger products in a variety of distribution channels, including:

•
Wholesale — The Tommy Hilfiger wholesale business consists of the distribution and sale of products in North America, Europe and Japan under the Tommy Hilfiger brands to third party retailers and distributors. The European retail customers range from large department stores to small independent stores. Tommy Hilfiger has, since the Fall of 2008, made the majority of its North American wholesale sales to Macy’s, Inc., which is currently the exclusive department store retailer for Tommy Hilfiger men’s and women’s sportswear in the United States. Tommy Hilfiger re-launched a wholesale business in Canada with Hudson’s Bay Company, Canada’s leading department store, in the Fall of 2011, which offers men’s and women’s sportswear.

•
Retail — The Tommy Hilfiger retail business principally consists of the distribution and sale of Tommy Hilfiger products in Europe, the United States, Canada and Japan through company-operated full-price specialty and outlet stores, as well as through company-operated e-commerce sites. Tommy Hilfiger specialty stores consist of flagship stores, which are generally larger stores situated in high-profile locations in major cities and are intended to enhance local exposure of the brand, and anchor stores, which are located on high-traffic retail streets and in malls in secondary cities and are intended to provide incremental revenue and profitability. Company (outlet) stores in North America are primarily located in premium outlet centers and carry specially designed merchandise that is sold at a lower price point than merchandise sold in our specialty stores. Company (outlet) stores operated by Tommy Hilfiger in Europe and Japan are used primarily to clear excess inventory from previous seasons at discounted prices and, to a lesser extent, carry specially designed merchandise.

•
Licensing — We license the Tommy Hilfiger brands to third parties both for specific product categories and in certain geographic regions, and generally on an exclusive basis. Tommy Hilfiger has over 25 license agreements. Tommy Hilfiger products are also sold through joint ventures in which we are a partner in China, India and Brazil, and by third party distributors, licensees and franchisees in Europe, Southeast Asia, Australia, Central and South America and the Caribbean. In 2010, we formed a joint venture in China in which we own a 45% economic interest. The joint venture assumed direct control of the licensed Tommy Hilfiger wholesale and retail distribution business in China from the prior licensee in August 2011. In addition, in September 2011, we acquired the perpetually licensed rights to the Tommy Hilfiger trademarks in India from GVM International Limited (“GVM”) and acquired from affiliates of GVM a 50% economic interest in a company that was renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories in the region. In November 2012, we formed, with an experienced local partner, a joint venture in Brazil in which we own a 40% economic interest. The joint venture holds an exclusive license for the Tommy Hilfiger brand in Brazil that became effective in January 2013.

Tommy Hilfiger’s key licensing partners, and the products and territories licensed, include:

Licensing Partner	Product Category and Territory

American Sportswear S.A.	Men’s, women’s and children’s sportswear, accessories and Hilfiger Denim distribution (Central America and South America (excluding Brazil))

Aramis, Inc.	Fragrance, cosmetics, skincare products and toiletries (worldwide)

BASECO SA DE CV	Men’s, women’s and children’s sportswear, accessories (excluding footwear), Hilfiger Denim distribution (Mexico)

Dobotex International B.V.	Men’s, women’s and children’s socks (Europe)

Fishman and Tobin, Inc.	Boys’ and girls’ apparel (United States, Canada, Puerto Rico and Guam (Macy’s stores only))

LF USA Inc.	Bedding, bath, tabletop décor and decorative accessories (United States, Canada and Mexico)

Marcraft Clothes, Inc.	Men’s tailored clothing (United States and Canada)

MBF Holdings LLC	Men’s and women’s footwear (United States and Canada)

Movado Group, Inc. & Swissam Products, Ltd.	Men’s and women’s watches and jewelry (worldwide, excluding Japan (except certain customers))

Safilo Group S.P.A.	Men’s, women’s and children’s eyeglasses and non-ophthalmic sunglasses (worldwide, excluding India)

SK Networks Co., Ltd.	Men’s, women’s and children’s sportswear and Hilfiger Denim distribution (South Korea)

Swank, Inc.	Men’s belts and small leather goods (United States, Canada and Mexico)

Tommy Hilfiger Asia-Pacific, Ltd.	Men’s, women’s and children’s sportswear and Hilfiger Denim distribution (Hong Kong, Macau, Malaysia, Singapore and Taiwan)

Tommy Hilfiger Australia PTY, Ltd.	Men’s and women’s sportswear and Hilfiger Denim distribution (Australia)

The results of our Tommy Hilfiger wholesale, retail and licensing activities in the United States and Canada are reported in our Tommy Hilfiger North America segment, and wholesale, retail and licensing activities outside of North America are reported in our Tommy Hilfiger International segment.

Heritage Brands Business Overview

Our Heritage Brands business encompasses the design, sourcing and marketing of a varied selection of branded dress shirts, neckwear, sportswear, swim products, men’s underwear and women’s intimate apparel, as well as the licensing of our Van Heusen, IZOD and ARROW brands for an assortment of products. The Heritage Brands business also includes private label dress furnishings programs, particularly neckwear programs. We design, source and market these products to target distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. We distribute our Heritage Brands products at wholesale in department, chain, specialty, mass market, club, off-price and independent stores in the United States, Canada and Mexico. Our men’s wholesale business represents our core business. As a complement to our wholesale business, we also market products directly to consumers through our Van Heusen and IZOD retail stores, principally located in outlet centers throughout the United States and Canada. In addition, through the end of the third quarter 2013, our Heritage Brands business included the ownership and operation of businesses under the G.H. Bass & Co. and Bass trademarks. The sale of substantially all of the assets of the Bass business closed on November 4, 2013, the first day of our fourth quarter.

Heritage Brands Wholesale.  Our Heritage Brands Wholesale segment principally consists of:

•
The design and marketing of men’s dress shirts and neckwear primarily to department, chain and specialty stores, and, to a lesser degree, mass market stores, club and off-price stores. We market both dress shirts and neckwear under brands including Van Heusen, ARROW, IZOD, Eagle, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, DKNY, Elie Tahari, J. Garcia, Ike Behar, MICHAEL Michael Kors, Michael Kors Collection and John Varvatos. We also market dress shirts under the Geoffrey Beene and Chaps brands and neckwear under the Nautica, Jones New York, Ted Baker, Axcess, U.S. POLO ASSN., Claiborne and Robert Graham brands, among others. We also offer private label dress shirt and neckwear programs to retailers, primarily national department and mass market stores. Collectively, our product offerings represent a sizeable portion of the domestic dress furnishings market. Van Heusen, ARROW and Geoffrey Beene were the first, second and third best selling national brand dress shirts, respectively, in United States department and chain stores in 2013.

We license certain of the brands under which we sell dress shirts and neckwear. The following table provides information with respect to the expiration of the licenses for the more significant brands (as determined based on 2013 sales volume):

Brand Name	Licensor	Expiration
Geoffrey Beene	Geoffrey Beene, LLC	December 31, 2021, with a right of renewal (subject to certain conditions) through December 31, 2028

Kenneth Cole New York and Kenneth Cole Reaction	Kenneth Cole Productions (Lic), Inc.	December 31, 2014, with a right to extend through December 31, 2019

Chaps	The Polo/Lauren Company, LP and PRL USA, Inc.	We expect to enter into an extension through March 31, 2017 (although there can be no assurance it will be completed)

MICHAEL Michael Kors	Michael Kors, LLC	January 31, 2015, with a right to extend (subject to mutual consent) through January 31, 2016

•
The design and marketing of sportswear, including men’s knit and woven sport shirts, sweaters, bottoms, swimwear and outerwear, at wholesale, primarily under the IZOD, Van Heusen and ARROW brands primarily to department, chain, specialty, mass market, club and off-price stores. Van Heusen and ARROW were the first and fifth best selling national brand men’s woven sport shirts, respectively, and IZOD was the third best selling national brand men’s knit shirt in United States department and chain stores in 2013.

•
The design and marketing of certain men’s, women’s and children’s swimwear, sportswear and related products under the Speedo trademark, the premier aquatic brand, exclusively in North America and the Caribbean under a perpetual license with Speedo International Limited, which license we acquired as part of the Warnaco acquisition. Speedo products include swimwear and accessories for the performance, fitness, and active recreational consumers. These products include swim goggles, water-based fitness products, electronics and other swim and fitness-related products for adults and children, and are distributed through all major distribution channels, sporting goods stores, team dealers, swim clubs, off-price stores, catalog retailers and e-commerce, including Speedo’s own website.

•
The design and marketing of women’s intimate apparel under the Warner’s and Olga brands. Warner’s and Olga women’s intimate apparel is primarily distributed in the United States, Canada and Mexico through all major distribution channels, including department, chain, mass market, club and off-price stores. Warner’s was the second best selling average figure brand in United States department and chain stores in 2013 and has the largest market share for wire-free bras.

Heritage Brands Retail.  Our Heritage Brands Retail segment consists of the operation of stores under the Van Heusen and IZOD names, primarily in outlet centers throughout the United States and Canada. We believe these stores are complement to our wholesale operations, as they further enhance consumer awareness of these brands by offering products that are not available in our wholesale lines, while also providing a means for managing excess inventory, as well as direct control of the in-store customer experience. Our Van Heusen stores offer men’s dress shirts, neckwear and underwear, men’s and women’s suit separates, men’s and women’s sportswear, including woven and knit shirts, sweaters, bottoms and outerwear, and men’s and women’s accessories. Our IZOD stores offer men’s and women’s active-inspired sportswear, including woven and knit shirts, bottoms and activewear and men’s and women’s accessories. We continuously focus on rationalizing our Heritage Brands retail store base and improving productivity and profitability.

Through the end of the third quarter of 2013, we owned, and operated businesses under, the G.H. Bass & Co. and Bass trademarks, including approximately 160 Bass retail stores. Our Bass stores offered casual and dress shoes for men, women and children. Most of our Bass stores also carried apparel for men and women, including tops, neckwear, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear.

Licensing.  We license our heritage brands globally for a broad range of products through approximately 30 domestic and 45 international license agreements covering approximately 165 territories combined. We believe that licensing provides us with a relatively stable flow of revenues with high margins and extends and strengthens our brands.

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

Arvind Ltd.
ARROW men’s and women’s dresswear, sportswear and accessories (India, Middle East, Egypt, Ethiopia, Maldives, Nepal, Sri Lanka and South Africa); IZOD men’s and women’s sportswear and accessories (India and Middle East)

Beijing Innovative Garments	ARROW men’s dress furnishings, tailored clothing and sportswear (China)

Clearvision Optical Company, Inc.	IZOD men’s and children’s optical eyewear and related accessories (United States and Latin America)

Corporate Apparel, Inc.	ARROW men’s and women’s dresswear, sportswear and accessories, Van Heusen and IZOD men’s dresswear, sportswear and accessories (Philippines)

Cutie Pie Baby, Inc.	IZOD newborn, infants’ and toddlers’ sportswear and outerwear; IZOD children’s outerwear (United States, Canada and Mexico)

ECCE	ARROW men’s and women’s dresswear, sportswear and accessories (France, Switzerland and Andorra)

F&T Apparel LLC
Van Heusen and ARROW boys’ dress furnishings and sportswear; IZOD boys’ sportswear; IZOD and ARROW boys’ and girls’ school uniforms; ARROW men’s tailored clothing; IZOD boys’ tailored clothing (United States and Canada)

Fashion Company S.A.	Van Heusen men’s dress furnishings, tailored clothing, sportswear and accessories; IZOD men’s and women’s sportswear and accessories (Chile and Peru)

Five Star Blue, LLC	IZOD men’s denim pants and shorts (United States, Canada and Mexico)

Gazal Apparel Pty Limited	Van Heusen men’s dress furnishings, tailored clothing and accessories (Australia and New Zealand)

Harbor Wholesale, Ltd.	IZOD footwear (United States, Canada and Mexico)

Madura Garments	Van Heusen men’s and women’s dresswear, sportswear and accessories (India and Middle East)

Manufacturas Interamericana S.A.	ARROW men’s and women’s dresswear, sportswear and accessories (Chile, Peru, Argentina and Uruguay)

Oracon Com. De Conf. LTDA	ARROW men’s dresswear and sportswear (Brazil)

Peerless Delaware, Inc.	Van Heusen and IZOD men’s tailored clothing (United States, Canada and Mexico)

Seidensticker Private Label GmbH	ARROW men’s dress shirts, sport shirts and neckwear (Europe excluding France)

Thanulux Public Company, Ltd.	ARROW men’s dress furnishings, tailored clothing, sportswear and accessories; ARROW women’s dresswear and sportswear (Thailand, Myanmar, Laos, Cambodia and Vietnam)

Van Dale Industries, Inc.	IZOD women’s intimates and sleepwear; IZOD women’s accessories (United States and Canada)

Weihai Dishang Fashion Brands Co., Ltd	IZOD men’s and women’s sportswear and accessories (China)

Our Business Strategy

We intend to grow our existing Calvin Klein and Tommy Hilfiger businesses, with particular emphasis on growth in Asia and Latin America, as well as to increase the revenue and profitability of our Heritage Brands business, through the execution strategies described below. In addition, we intend to capitalize on the significant opportunities presented by the Warnaco acquisition, particularly the opportunities to restore growth and improve profitability in the Calvin Klein Jeans and Calvin Klein Underwear businesses.

Calvin Klein Business

The tiered-brand strategy we created for the Calvin Klein brands establishes a strategic brand architecture to guide the global brand growth and development. Each of the Calvin Klein brands — Calvin Klein Collection, Calvin Klein platinum label, Calvin Klein white label, Calvin Klein Jeans and Calvin Klein Underwear — has a distinct marketing identity and position that preserves the brand’s prestige and image. Additionally, branding product across multiple tiers allows flexibility from market to market to build businesses that address the differences between markets.

Warnaco is the global licensee of Calvin Klein Jeans and beneficially owns the Calvin Klein trademark for underwear, sleepwear and loungewear. The Warnaco acquisition provided us with additional opportunities to grow our Calvin Klein business by rebuilding and growing the global Calvin Klein Jeans and Calvin Klein Underwear businesses. We viewed 2013 as a year of investment and transition for these businesses. Investments made during 2013 included (i) appointing senior leadership, including new Presidents of Calvin Klein Asia-Pacific and Europe and adding appropriate talent to fill key design, marketing and merchandising positions; (ii) enhancing the existing infrastructure (systems and logistics); (iii) transitioning to elevated Calvin Klein Jeans product and clearing excess inventory; (iv) investing in in-store marketing and the in-store customer experience; and (v) reducing and restructuring the off-price and club sales distribution in Europe and North America. We expect these investments to continue in 2014. Our key strategies for the Calvin Klein Jeans and Calvin Klein Underwear businesses include:

Improve execution within jeans and underwear and the “Calvin Klein” brands globally. Since we acquired Calvin Klein in 2003, global retail sales have grown at a compound annual rate of approximately 11%. Product innovation, category extensions and a targeted global brand marketing message are key drivers for the Calvin Klein brands. By reuniting the Calvin Klein brands under one owner, we have gained full control of the brand image and commercial decisions for the two largest apparel categories of Calvin Klein — jeanswear and underwear — for the first time. Our strategies to increase demand for Calvin Klein Jeans and Calvin Klein Underwear products include:

•	Enhancing jeans design and improving coordination between design and in-country teams to address local market preferences;

•	Aligning merchandise and presentation to be consistent with the global brand positioning of Calvin Klein;

•	Optimizing product assortment across categories, channels and regions; and

•	Creating a cohesive and consistent single brand message across categories, including sportswear, jeanswear, underwear and accessories.

Rebalance distribution and improve profitability in North America. In North America, we will continue to leverage our existing infrastructure and expertise to improve profitability of the acquired Calvin Klein Jeans and Calvin Klein Underwear businesses by:

•	Rebalancing the mix of distribution among the full-price, off-price and club channels;

•	Leveraging our North American retail stores to better showcase jeans and underwear;

•	Improving brand presentation at retail and investing in point-of-sale for Calvin Klein Jeans and Calvin Klein Underwear product; and

•	Expanding category breadth, where appropriate.

Leverage our European operating platform and management team. We will continue to integrate the acquired European Calvin Klein businesses into our existing Tommy Hilfiger operating platform and leverage our systems and the expertise of our European management team to enhance execution and profitability of those businesses, in addition to managing the Calvin Klein platinum label business in Europe that we took control of in 2013, by employing the following strategies:

•	Streamlining the cost structure within the existing jeans and underwear infrastructure in Europe;

•	Optimizing distribution mix by reducing distribution in the off-price channel;

•	Utilizing the Tommy Hilfiger matrix model to improve product placement and execution at wholesale and retail on a country/regional basis;

•	Improving the sales productivity by promoting the Calvin Klein lifestyle across Europe through more effective merchandising and marketing;

•	Accelerating growth in underpenetrated markets, such as Germany, the Netherlands, France, Scandinavia and Spain, with entry into select new markets, such as the Middle East; and

•	Coordinating the European jeans and underwear go-forward strategy with the launch of the platinum label wholesale sportswear business.

Continue expansion in emerging markets. The Warnaco acquisition increased our presence and local operations in high-growth, emerging markets in Asia and Latin America. We plan to continue growing in these markets by:

•	Continuing to increase retail square footage in China and Brazil;

•	Enhancing the existing infrastructure and adding appropriate talent to fill key open positions; and

•	Evaluating opportunities to leverage existing capabilities to introduce and/or accelerate growth of additional categories and brands.

Realize identified cost synergy opportunities. The Warnaco acquisition provided significant opportunities to reduce overhead and administrative expenses. We expect to achieve costs savings through synergies, principally with respect to certain corporate functions and duplicative brand management functions in North America and Europe.

Tommy Hilfiger Business

Global retail sales for the Tommy Hilfiger business have grown at a compound annual growth rate of 11% since we acquired the business in 2010. Our strategies for continuing to grow revenues and improve profitability include the following:

Continue to expand the European business. We believe that there is significant potential for further expansion in Europe. Our current key strategies for the European market include:

•	Developing the business in product categories that remain underdeveloped in Europe, such as pants, outerwear, underwear, accessories and womenswear;

•	Continuing the expansion of the bags and small leather goods business;

•	Expanding the Tommy Hilfiger tailored division, a business we acquired from our former licensee at the end of 2012;

•	Focusing increased efforts on womenswear, where a significant opportunity for the Tommy Hilfiger brand remains;

•
Concentrating on the development of the business in underpenetrated markets, such as France, the United Kingdom, Turkey, Eastern Europe (including Russia), and the Middle East, through our own retail expansion, as well as increased wholesale sales, supported by increases in advertising and marketing activities; and

•
Increasing Tommy Hilfiger’s presence in Europe through the opening of additional specialty and outlet retail stores (both by us and retail partners), including brand-promoting locations, such as those opened on Schadowstraße, Düsseldorf, Kuznetsky Most, Moscow and Robertson Boulevard in Los Angeles in 2013, Regent Street, London in 2012 and Brompton Road, London in 2011, and anchor stores in key shopping destinations worldwide, such as those opened in Frankfurt, Hamburg and Vienna since our acquisition of Tommy Hilfiger.

Grow and continue to strengthen the North American business. Our overarching goals in North America are to drive brand elevation in every channel and category in which we operate, while maximizing our current store portfolio and pursuing opportunities for growth. We intend to achieve growth in the North American business by:

•
Continuing to enhance our strategic alliance with Macy’s by leveraging our logistics capabilities and “preferred vendor” relationship with Macy’s, offering expanded merchandise assortments, adding and enhancing shop-in-shops in high-volume Macy’s stores, featuring Tommy Hilfiger products in Macy’s marketing campaigns and concentrating on brand enhancement and elevation through strategic marketing and investments in partnership with Macy’s;

•	Expanding product offerings by Tommy Hilfiger and its licensees in both the retail and wholesale channels;

•
Increasing Tommy Hilfiger’s overall presence and brand positioning through focused capital improvements in our existing retail stores to improve image, presentation and productivity and adding square footage in existing locations and opening new outlet stores, where appropriate;

•	Elevating the product presentation and improving the visibility and exposure of the Tommy Hilfiger brand at Hudson’s Bay in Canada;

•
Investing in advertising and marketing initiatives, such as our well-received “The Hilfigers” marketing campaign, through TV, print and digital media, with an emphasis on growing our customer database and expanding our Hispanic marketing campaign; and

•	Enhancing our merchandising focus by delivering the right product regionally and offering an engaging store experience.

Expansion of opportunities outside of Europe and North America. Our opportunities in the rest of the world can be achieved by:

•	Developing the Tommy Hilfiger business in Asia and Latin America by leveraging our operational experience within these regions obtained through the Warnaco acquisition;

•
Continuing to develop our joint ventures in China (operations started in August 2011), India (acquired interest in September 2011) and Brazil (operations started in January 2013) by expanding our retail footprint, enhancing product and increasing price points;

•
Improving our Tommy Hilfiger Japan business by repositioning the Tommy Hilfiger brand image to be more consistent with its positioning in other parts of the world. Measures include introducing regional sizing, enhancing product offerings and adopting other initiatives targeted at local market needs and elevating the brand’s visibility and positioning. Recent efforts include the opening of the first Asian flagship store on Omotesando in Tokyo in 2012; and

•
Maintaining our balanced strategy of acquiring licensees, distributors and franchisees where we believe we can achieve greater scale and success compared to our partners, while at the same time licensing businesses for product categories and markets when we believe experienced and/or local partners provide the best opportunity for success.

Further improve the e-commerce channel.  We intend to improve the online capabilities and functions of the Tommy Hilfiger European and North American e-commerce sites to improve the shopping experience and increase sales, while also expanding the number of countries to which we are able to ship.

Heritage Brands Business

Our Heritage Brands business remains an integral part of our overall business mix. Our key strategies for the Heritage Brands business include the following:
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
Pursue international growth. We intend to expand the international distribution of our heritage brands, including through licensing. We have approximately 45 license agreements, covering approximately 165 territories outside of the United States to use our heritage brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we are underpenetrated, such as Europe and Asia.
In order to implement the strategies for the Heritage Brands business described above, we have a number of initiatives in place, including the following:
Develop and expand our newly acquired businesses. We aim to grow profitability within the Speedo, Warner’s and Olga businesses and look to achieve synergies, principally with respect to certain corporate functions and duplicative brand management functions in North America. Additionally, we intend to expand our market share positions in these newly acquired businesses, including through expanding our product lines and category offerings.
Maintain and protect our top-performing dress furnishings division. Our dress furnishings division continues to grow through cross-channel expansion and market share gains. We are focused on elevating the in-store experience in top doors and identifying brand and channel opportunities for additional growth.

Exit underperforming businesses. We continue to evaluate our businesses for productivity and profitability. We successfully exited our Bass retail business in the fourth quarter of 2013 and our Timberland and Izod women’s wholesale sportswear businesses in 2012.
Target marketing spend. We target our marketing expenditures on initiatives that we believe will reflect each brand’s core image, resonate with the target consumer and enhance the in-store shopping experience or encourage sales.

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

Product Sourcing

In 2013, our products were produced in over 1,300 factories and over 50 countries worldwide. With the exception of handmade and handfinished neckwear, which is made in our Los Angeles, California facility and accounted for less than 10% of our total quantity of neckwear sourced and produced, all of our products were produced by independent manufacturers located in foreign countries in Europe, the Far East, the Indian subcontinent, the Middle East, South America, the Caribbean, Central America and Africa. The manufacturers of our products are required to meet our quality, human rights, safety, environmental and cost requirements. No single supplier is critical to our production needs and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production, and quantities are finalized at that time. We believe we are one of the largest users of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores.

Our Global Supply Chain teams, offices and buying agents enable us to monitor the quality of the goods manufactured by, and the delivery performance of, our suppliers, and work with our Global Compliance teams to ensure the enforcement of human rights and labor standards through our ongoing extensive training, approval and monitoring system. Our purchases from our suppliers are effected through individual purchase orders specifying the price, quantity, delivery date and destination of the items to be produced. Sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made either to increase or reduce inventories. We look to establish long term supplier relationships in the appropriate locations throughout the world for our needs and place our orders in a manner designed to limit the risk a disruption of production at any one facility could cause a serious inventory problem while maximizing the business opportunity.

Tommy Hilfiger is a party to a nonexclusive agreement with Li & Fung Trading Limited under which Li & Fung performs most of Tommy Hilfiger’s sourcing work. Under the terms of the agreement, Tommy Hilfiger is required to use Li & Fung for at least 54% of its sourced products, or otherwise pay a penalty. Our Tommy Hilfiger business uses other third-party buying offices for a portion of its sourced products and has a small in-house sourcing team that places orders directly with suppliers.
We are continuing to develop strategies and make investments in skill sets and locations that enhance our ability to provide our customers with timely product availability and delivery. Our investments are focused at allowing us to reduce the cycle time between the design of products and the delivery of those products to our customers while increasing quality and consumer value. We believe the enhancement of our supply chain efficiencies and working capital management through the effective use of our distribution network and overall infrastructure will allow us to better control costs and provide improved service to our customers. The integration of Warnaco’s sourcing network has been a key element to our strategy to realize synergies and gain efficiencies.
We are committed to the health, safety and well-being of the workers throughout our supply chain and to the integrity of our products. We actively work to educate our associates and partners and improve factory conditions, as well as continue to invest in the communities where we do business.
Warehousing and Distribution

To facilitate distribution, our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment. Centers range in size and are principally located in the United States in Arkansas, California, Georgia, North Carolina, Pennsylvania and Tennessee; and internationally in The Netherlands, Canada, China, Japan, Hong Kong, South Korea, Taiwan, Brazil and Mexico. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores, as the case may be, on a cost-effective basis. This includes the use of various forms of electronic communications to meet customer needs, including advance shipping notices for certain customers.

We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing inventory management. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, broad array of product availability and quick response capabilities. Certain of our products can be ordered at any time through our EDI replenishment systems. For customers who reorder these products, we generally ship these products within one to two days of order receipt. At the end of 2013 and 2012, our backlog of customer orders totaled $1.473 billion and $930 million, respectively.

Our largest customers account for significant portions of our revenue. Sales to our five largest customers were 20.8% of our revenue in 2013, 18.7% of our revenue in 2012 and 19.5% of our revenue in 2011. No single customer accounted for more than 10% of our revenue in 2013, 2012 or 2011.

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

We also advertise our brands through sport sponsorships and product tie-ins. Our Van Heusen brand operates its professional football marketing and media campaign through individual endorsement agreements with Pro Football Hall of Famers Steve Young and Jerry Rice. In addition, PGA golfers Webb Simpson, Scott Piercy and Spencer Levin serve as ambassadors for the IZOD brand, and IZOD was the title sponsor of the IZOD IndyCar Series through the 2013 season. A number of world-class swimmers and divers, including Michael Phelps, Natalie Coughlin, Ryan Lochte and Katie Hoff, wore Speedo products in competition and participated in various promotional activities on behalf of the brand in 2013. Calvin Klein has a sponsorship agreement with the Brooklyn Nets and the Barclays Center and we have an all-brand, regional sponsorship agreement with the New York Giants. We also acted as an official sponsor of the 2014 Super Bowl Host Committee and had the right to use the 2014 Super Bowl Host Committee logo and marks for promotional use with the IZOD, Van Heusen, Calvin Klein and Tommy Hilfiger brands. In addition, we participate in cooperative advertising programs with our retail partners.

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

We believe Calvin Klein is one of the best known designer names in the world. Its high-profile, often cutting-edge global advertising campaigns have periodically garnered significant publicity, notoriety and conversation among customers and consumers, as well as within the fashion industry, and have helped to establish and maintain the Calvin Klein name and image. Calvin Klein has a dedicated in-house advertising agency, with experienced creative and media teams that develop and execute a substantial portion of the institutional consumer advertising for products under the Calvin Klein brands and work closely with other Calvin Klein departments and business partners to deliver a consistent and unified brand message to the consumer.

Calvin Klein oversees a worldwide marketing, advertising and promotions program. Calvin Klein products are advertised primarily in national print media, through digital media and on television. Innovative marketing and advertising campaigns continue to fuel the global growth of Calvin Klein, highlighted by an expanded use of digital and social media marketing platforms, including a visually-driven, interactive Tumblr blog, which complements the brand’s editorial and celebrity wardrobing programs, to further consumer awareness and appeal. We believe promotional activities throughout the year further enhance awareness of the Calvin Klein brands. In addition to offering a broad array of Calvin Klein apparel and accessories products, Calvin Klein’s website, www.calvinklein.com, also serves as a marketing vehicle to complement the ongoing growth and development of the Calvin Klein brands.

Calvin Klein also has a dedicated in-house global communications team, which incorporates corporate communications, public relations, celebrity dressing and special events. This group coordinates many global events, including the Spring and Fall Calvin Klein Collection runway shows in New York City and Milan, and oversees the dressing of celebrities for events, award ceremonies and film premieres.

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

Trademarks

We own the Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s, Olga and Eagle brands, as well as related trademarks (e.g., IZOD XFG and the Tommy Hilfiger flag logo and crest design) and lesser-known names. These trademarks are registered for use in each of the primary countries where our products are sold and additional applications for registration of these and other trademarks are made in jurisdictions to accommodate new marks, uses in additional trademark classes or additional categories of goods or expansion into new countries.

We beneficially own the Calvin Klein marks and derivative marks in all trademark classes and for all product categories through our ownership of Calvin Klein and Warnaco. Calvin Klein and Warnaco together own the Calvin Klein Trademark Trust, which is the sole and exclusive title owner of substantially all registrations of the Calvin Klein trademarks. The sole purpose of the Trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the Trust pursuant to a servicing agreement. The Trust licenses to Calvin Klein and Warnaco on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks.

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

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. Our obligation to make contingent purchase price payments to Mr. Klein is guaranteed by our domestic Calvin Klein subsidiaries and is secured by a pledge of all of the equity interests in our Calvin Klein subsidiaries and a first priority lien on substantially all of our domestic Calvin Klein subsidiaries’ assets. Events of default under the agreements governing the collateral for our contingent payment obligations to Mr. Klein include, but are not limited to (1) our failure to make payments to Mr. Klein when due, (2) covenant defaults, (3) cross-defaults to other indebtedness in excess of an agreed amount, (4) events of bankruptcy, (5) monetary judgment defaults and (6) a change of control, including the sale of any portion of the equity interests in our Calvin Klein subsidiaries. An event of default under those agreements would permit Mr. Klein to foreclose on his security interest in the collateral. In addition, if we fail to pay Mr. Klein a contingent purchase price payment when due and such failure to pay continues for 60 days or more after a final judgment by a court is rendered relating to our failure to pay, Mr. Klein will no longer be restricted from competing with us as he otherwise would be under the non-competition provisions contained in the purchase agreement related to our acquisition of Calvin Klein, although he would still not be able to use any of the Calvin Klein brands or any similar trademark in any competing business. Such contingent purchase price payments totaled $53 million, $51 million and $51 million during 2013, 2012 and 2011, respectively.

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM. We are required to make annual contingent purchase price payments into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India. Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one year anniversary of the acquisition. We made contingent purchase price payments of $429,000 and $185,000 during 2013 and 2012, respectively.

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

Employees

As of February 2, 2014, we employed approximately 16,700 persons on a full-time basis and approximately 16,500 persons on a part-time basis. Approximately 4% of our employees were represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for one to three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	56	Chairman and Chief Executive Officer
Michael A. Shaffer	51	Executive Vice President and Chief Operating & Financial Officer
Francis K. Duane	57	Chief Executive Officer, Heritage Brands and North America Wholesale
Fred Gehring	59	Chief Executive Officer, Tommy Hilfiger and PVH International Operations
Paul Thomas Murry	63	Chief Executive Officer, Calvin Klein
Mark D. Fischer	52	Executive Vice President, General Counsel & Secretary
Dave Kozel	58	Executive Vice President, Human Resources

Mr. Chirico joined us as Vice President and Controller in 1993. Mr. Chirico was named Executive Vice President and Chief Financial Officer in 1999, President and Chief Operating Officer in 2005, Chief Executive Officer in February 2006, and Chairman of the Board in June 2007.

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

Mr. Murry has been employed by Calvin Klein since 1996. Mr. Murry retained his position as President and Chief Operating Officer, Calvin Klein upon our acquisition of Calvin Klein in 2003 and was named President and Chief Executive Officer, Calvin Klein in September 2008. Mr. Murry’s title was shortened to Chief Executive Officer, Calvin Klein, in connection with the reorganization we undertook at the time of the Warnaco acquisition; his responsibilities have not been reduced.

Mr. Fischer joined us as Vice President, General Counsel & Secretary in 1999. He became Senior Vice President in 2007 and Executive Vice President in 2013.

Mr. Kozel has been employed by us since 2003. He was promoted from Vice President to Senior Vice President in 2007 and to Executive Vice President in 2013.

Item 1A. Risk Factors

Acquisitions may not be successful in achieving intended benefits, cost savings and synergies.

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

A few of our customers account for significant portions of our revenue. Sales to our five largest customers were 20.8% of our revenue in 2013, 18.7% of our revenue in 2012 and 19.5% of our revenue in 2011. No single customer accounted for more than 10% of our revenue in 2013, 2012 or 2011.

Tommy Hilfiger is party to a strategic alliance with Macy’s providing for the exclusive wholesale distribution in the United States of most men’s, women’s and children’s sportswear under the Tommy Hilfiger brand. The term of the agreement with Macy’s ends on January 31, 2017 and is renewable at the option of Macy’s for one three-year renewal term. As a result of this strategic alliance, the success of Tommy Hilfiger’s North American wholesale business is substantially dependent on this relationship and on Macy’s ability to maintain and increase sales of Tommy Hilfiger products. In addition, our United States wholesale businesses may be affected by any operational or financial difficulties that Macy’s experiences, including any deterioration in Macy’s overall ability to attract customer traffic or in its overall liquidity position.

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

During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes, as well as management changes and store closing programs, and we expect such changes to be ongoing. In addition, store closings by our customers decrease the number of stores carrying our apparel products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets or marketing strategies. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

Recent and future economic conditions, including volatility in the financial and credit markets, have affected, and in the future may adversely affect, our business.

Economic conditions have affected, and in the future may adversely affect, our business, our customers and our financing and other contractual arrangements. Recent economic developments have led to a reduction in consumer spending overall, which could have an adverse impact on our revenue and profitability. Such events have affected, and in the future could adversely affect, the businesses of our customers, which, among other things, have resulted and may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, and may continue to cause such customers to reduce or discontinue orders of our products. Financial difficulties of customers may also affect the ability of our customers to access credit markets or lead to higher credit risk relating to receivables from customers.

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

A significant portion of our business strategy involves growing our Calvin Klein and Tommy Hilfiger businesses. Our achievement of revenue and profitability growth from Calvin Klein and Tommy Hilfiger will depend largely upon our ability to:

•	continue to realize the synergies, efficiencies and strategic rationale of the Warnaco acquisition;

•	continue to maintain and enhance the distinctive brand identities of the Calvin Klein and Tommy Hilfiger brands;

•	retain key employees at our Calvin Klein and Tommy Hilfiger businesses;

•	continue to maintain good working relationships with Calvin Klein’s and Tommy Hilfiger’s licensees;

•	continue to enter into new (or renew or extend existing) licensing agreements for the Calvin Klein and Tommy Hilfiger brands; and

•	continue to strengthen and expand the Calvin Klein and Tommy Hilfiger businesses.

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

Our success depends on our brands and their value. The Calvin Klein name is integral to the existing Calvin Klein business, as well as to our strategies for continuing to grow and expand Calvin Klein. The Calvin Klein brands could be adversely affected if Mr. Klein’s public image or reputation were to be tarnished. We have similar exposure with respect to the

Tommy Hilfiger brands. Mr. Hilfiger is closely identified with the Tommy Hilfiger brand and any negative perception with respect to Mr. Hilfiger could adversely affect the Tommy Hilfiger brands. In addition, under Mr. Hilfiger’s employment agreement, if his employment is terminated for any reason, his agreement not to compete with the Tommy Hilfiger business will expire two years after such termination. Although Mr. Hilfiger could not use any Tommy Hilfiger trademark in connection with a competitive business, his association with a competitive business could adversely affect the Tommy Hilfiger business.

Our level of debt could impair our financial condition and ability to operate.

As of February 2, 2014, we had outstanding an aggregate of $2.6 billion of term loan borrowings under our senior secured credit facility, $1.3 billion of senior unsecured notes and $100 million of secured debentures. In March 2014 we amended and restated our senior secured credit facility, borrowed an additional $600 million thereunder, and redeemed $600 million of our senior unsecured notes, resulting in an aggregate of $3.2 billion of term loan borrowings under our senior secured credit facility, $700 million of senior unsecured notes and $100 million of secured debentures outstanding as of March 24, 2014. Our level of debt could have important consequences to investors, including:

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

Our Tommy Hilfiger and Calvin Klein businesses each have a substantial international component, which exposes us to significant foreign exchange risk. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Brazilian Real, the Japanese Yen, the Korean Won, the British Pound, the Canadian dollar, the Mexican Peso, the Indian Rupee and the Chinese Yuan, will have a negative impact on our results of operations.

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

We conduct business, directly or through licensees and other partners, in countries that are or have been subject to exchange rate control regulations and have, as a result, experienced difficulties in receiving payments owed to us when due, with amounts left unpaid for extended periods of time. Although the amounts to date have been immaterial to our results, as our international businesses grow and if controls are enacted or enforced in additional countries, there can be no assurance that such controls would not have a material and adverse effect on our business, financial condition or results of operations.

We primarily use foreign suppliers for our products and raw materials, which poses risks to our business operations.

All of our apparel and footwear products, excluding handmade and handfinished neckwear, are produced by and purchased or procured from independent manufacturers located in countries in Europe, the Far East, the Indian subcontinent, the Middle East, South America, the Caribbean, Central America and Africa. We believe that we are one of the largest users of shirting fabric in the world. Although no single supplier or country is expected to be critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

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

We require our manufacturers, and the manufacturers used by our licensees (and the licensees themselves), to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices, and our staff and third parties we retain for such purposes periodically visit and monitor the operations of these independent parties to determine compliance. In 2013, we committed to join the Accord on Fire and Building Safety in Bangladesh to improve fire and building safety in Bangladesh’s apparel factories and we continue to collaborate with factories, suppliers, industry participants and other engaged stakeholders to improve the lives of our factory workers and others in our sourcing communities. However, we do not control our manufacturers or licensees, or the manufacturers used by our licensees, or their labor, manufacturing and other business practices. If any of these manufacturers (or licensees) violates labor, environmental, building and fire safety, or other laws or implements labor, manufacturing or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be cancelled and relationships could be terminated. In addition, we could be the focus of adverse publicity and our reputation could be damaged. This could be more adverse if multiple manufacturers engaged in these types of activities. Any of these events could have a material adverse effect on our revenue and, consequently, our results of operations.

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

In addition, we are a party to a non-exclusive buying agency agreement with Li & Fung to carry out most of our sourcing for Tommy Hilfiger products. Li & Fung is one of the world’s largest buying agencies for apparel and related goods and is our largest buying office for Tommy Hilfiger products. Under the terms of the agreement, we are required to use Li & Fung for at least 54% of our global sourcing needs for Tommy Hilfiger products, or otherwise pay a penalty. The buying agency agreement with Li & Fung is terminable by us upon 12 months’ prior notice for any reason, and is terminable by either party (i) upon six months’ prior notice in the event of a material breach by the other party and (ii) immediately upon the occurrence of certain bankruptcy or insolvency events relating to the other party. We also use other third-party buying offices for a portion of our sourcing for Tommy Hilfiger products and have retained a small in-house sourcing team. Any interruption in the operations of Li & Fung or other buying offices, or the failure of Li & Fung or other buying offices to perform effectively their services for us, could result in material delays, reductions of shipments and increased costs. Furthermore, such events could harm our wholesale and retail relationships. Although alternative sourcing companies exist, we may be unable to source Tommy Hilfiger products through other third parties, if at all, on terms commercially acceptable to us and on a timely basis. Any disruption in our relationship with our buying offices or businesses, particularly Li & Fung, could have a material adverse effect on our cash flows, business, financial condition and results of operations.

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

The operating profit associated with our royalty, advertising and other revenue is significant because the operating expenses directly associated with administering and monitoring an individual licensing or similar agreement are minimal. Therefore, the loss of a significant licensing partner, whether due to the termination or expiration of the relationship, the cessation of the licensing partner’s operations or otherwise (including as a result of financial difficulties of the partner), without an equivalent replacement, could materially impact our profitability.

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

A large number of our retail stores are located in or near major cities and vacation destinations. As a result, reduced travel resulting from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks could have a material adverse affect on us, particularly if such events impact certain of our higher-volume retail locations. Other factors that could affect the success of our stores include:

•	the location of the mall or the location of a particular store within the mall;

•	the other tenants occupying space at the mall;

•	increased competition in areas where the malls are located; and

•	the amount of advertising and promotional dollars spent on attracting consumers to the malls.

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

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. This strategy is designed to provide stability should market trends shift. As part of this strategy we license the names and brands of recognized designers and celebrities, including Kenneth Cole, Sean “Diddy” Combs (Sean John), Donald J. Trump, Michael Kors, Donna Karan (DKNY), Ike Behar, Elie Tahari, John Varvatos and Robert Graham. In entering into these license agreements, we target our products towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition between our own products and maximize profitability. If any of our licensors determines to “reposition” a brand we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual’s images, reputations or popularity were to be negatively impacted.

We face intense competition in the apparel industry.

Competition is intense in the apparel industry. We compete with numerous domestic and foreign designers, brands, manufacturers and retailers of apparel, accessories and footwear, some of which have greater resources than we do. In addition, through their use of private label programs, we compete directly with our wholesale customers. We compete within the apparel industry primarily on the basis of:

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
Our ability to effectively manage and operate our business depends significantly on information technology systems. This is particularly important as we continue the integration of Warnaco and the transition of its business and financial reporting systems onto our platforms. The failure of our systems to operate effectively, disruption in our systems or our inability to merge our systems with Warnaco’s could adversely impact our operations. Additionally, any electronic or physical security breach involving the misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability and adversely affect our business and results of operations.

Volatility in securities markets, interest rates and other economic factors could substantially increase our defined benefit pension costs and liabilities.
We have significant obligations under our defined benefit pension plans. These obligations increased significantly as a result of the Warnaco acquisition, both as a result of the addition of a large number of new participants and because Warnaco has a discontinued plan, the assets of which still must be maintained. The funded status of our pension plans is dependent on many factors, including returns on invested plan assets and the discount rate used to measure pension obligations. Unfavorable returns on plan assets, a lower discount rate or unfavorable changes in the applicable laws or regulations could materially change the timing and amount of pension funding requirements, which could reduce cash available for our business.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties which we occupied as of February 2, 2014 are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate and Heritage Brands administrative offices and showrooms	Leased	209,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	393,000
New York, New York	Tommy Hilfiger administrative offices and showrooms	Leased	298,000
Bridgewater, New Jersey	Corporate, finance and retail administrative offices	Leased	249,000
Amsterdam, The Netherlands	Tommy Hilfiger and Calvin Klein administrative offices, warehouse and showrooms	Leased	250,000
Venlo/Tegelen, The Netherlands	Warehouse and distribution centers	Leased	942,000
McDonough, Georgia	Warehouse and distribution center	Leased	851,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	747,000
Irwindale, California	Warehouse and distribution center	Leased	486,000
Chattanooga, Tennessee	Warehouse and distribution center	Owned	451,000
Reading, Pennsylvania	Warehouse and distribution center	Owned	410,000
Duncansville, Pennsylvania	Warehouse and distribution center	Owned	395,000
Montreal, Canada	Administrative office, warehouses and distribution centers	Leased	323,000
Los Angeles, California	Warehouse and neckwear manufacturing facility	Leased	200,000
Hong Kong, China	Corporate, Calvin Klein and Tommy Hilfiger administrative offices, warehouse and distribution center	Leased	174,000
Brinkley, Arkansas	Warehouse and distribution center	Owned	112,000
Shanghai, China	Calvin Klein administrative offices, warehouse and distribution center	Leased	97,000
Mexico City, Mexico	Calvin Klein administrative office and warehouse	Leased	93,000
Seoul, South Korea	Warehouse and distribution center	Leased	73,000
Dusseldorf, Germany	Tommy Hilfiger showrooms	Leased	68,000
Ontario, Canada	Warehouse and distribution center	Leased	66,000
Urayasu-shi, Japan	Warehouse and distribution center	Leased	59,000
Paris, France	Calvin Klein administrative offices	Leased	53,000
Trento, Italy	Calvin Klein administrative offices and warehouse	Leased	44,000

In addition, as of February 2, 2014, we lease certain other administrative/support offices and showrooms in various domestic and international locations. We also leased and operated approximately 1,900 retail locations as of February 2, 2014 in the United States, Canada, Europe, Asia, Mexico and Brazil.

Our Jonesville, North Carolina property is subject to a lien under our secured revolving credit facility.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and the dividends declared on our common stock appear in the Notes to Consolidated Financial Statements included in Item 8 of this report under Note 12, “Stockholders’ Equity,” and under the heading “Selected Quarterly Financial Data- Unaudited” on pages F-57 and F-58. See Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 20, 2014, there were 700 stockholders of record of our common stock. The closing price of our common stock on March 20, 2014 was $119.12.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 4, 2013
December 1, 2013	5,672	$124.49	—	—
December 2, 2013
January 5, 2014	1,589	130.46	—	—
January 6, 2014
February 2, 2014	596	134.85	—	—
Total	7,857	$126.48	—	—
___________________

(1)
Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the fourth quarter of 2013 in connection with the settlement of vested restricted stock units and restricted stock to satisfy tax withholding requirements.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the S&P 500 Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended February 2, 2014.

Value of $100.00 invested after 5 years:

Our Common Stock	$643.80
S&P 500 Index	$241.10
S&P 500 Apparel, Accessories & Luxury Goods Index	$399.50

Item 6. Selected Financial Data

Selected Financial Data appears under the heading “Five Year Financial Summary” on pages F-62 and F-63.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Speedo (licensed for North America in perpetuity from Speedo International, Ltd.), Warner’s and Olga. In addition, through the end of the third quarter of 2013, we owned, and operated businesses under, the G.H. Bass & Co. and Bass trademarks. We also license brands from third parties primarily for use on dress shirts and neckwear offered in the United States and Canada.

We acquired Warnaco on February 13, 2013, and, with it, acquired the global Calvin Klein jeanswear and underwear businesses and the Core Intimates (Warner’s and Olga) and Speedo businesses, which operate primarily in North America. Prior to the acquisition, Warnaco was our largest Calvin Klein licensee, as their royalty and administrative fee payments to us accounted for approximately 37% of our Calvin Klein royalty, advertising and other revenue in 2012. Our total consideration for the acquisition was $3.137 billion, consisting of $2.180 billion paid in cash, the issuance of approximately 8 million shares of our common stock (valued at $926 million), the issuance of stock awards valued at $40 million to replace outstanding stock awards made by Warnaco to its employees and the elimination of a $9 million pre-acquisition liability to Warnaco. We funded the cash portion and related costs of the acquisition, repaid all outstanding borrowings under our previously outstanding senior secured credit facilities and repaid all of Warnaco’s previously outstanding long-term debt with the net proceeds of (i) an offering during the fourth quarter of 2012 of $700 million of 4 1/2% senior notes due 2022; and (ii) $3.075 billion of term loans borrowed during the first quarter of 2013 under new senior secured credit facilities. These items are more fully described in the section entitled “Liquidity and Capital Resources” below.

Our revenue reached a record $8.186 billion in 2013, approximately 45% of which was generated internationally. Our global designer lifestyle brands, Tommy Hilfiger and Calvin Klein, together generated approximately 75% of this revenue.

Our business strategy is to manage and market a portfolio of nationally and internationally recognized apparel and lifestyle brands at multiple price points and across multiple channels of distribution. We believe this approach reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. Our acquisition of Warnaco is consistent with this strategy, as it gave us direct global control of the brand image and commercial operations for Calvin Klein’s two largest apparel categories — jeanswear and underwear. With these categories under our ownership, our teams have taken steps to strengthen management, improve operations, unify our brand messaging, and coordinate and improve design, merchandising, retail distribution and marketing functions on a regional and global basis. We believe that these steps, which we will build upon in 2014, will strengthen Calvin Klein’s image, positioning and execution across all markets to drive sustainable growth. The Warnaco acquisition also provides a broader global platform for both the Calvin Klein and Tommy Hilfiger businesses and has enabled us to continue to transform from a primarily North American multi-brand business with strong European Tommy Hilfiger operations, to a more diversified, global organization. We intend to take advantage of our and Warnaco’s complementary geographic operations; Warnaco’s operations in Asia and Brazil should enhance our opportunities in those high-growth regions, and we will have the opportunity to leverage our expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein Jeans and Calvin Klein Underwear businesses in those regions. The acquisition also added the Speedo, Warner’s and Olga brands to our Heritage Brands portfolio. Like our other Heritage Brands businesses, these businesses are replenishment-based and generally provide consistent profitability, healthy margins and strong cash flows. With a diversified brand portfolio and strong operations in every major consumer market around the world, we believe the acquisition made our business better balanced across geographies, channels of distribution, product categories and price points, and expanded our opportunity to realize revenue growth and enhanced profitability. We remain on track to achieve significant synergies created through the acquisition, principally with respect to certain corporate functions and duplicative brand management functions in North America and Europe. Additionally, in order to focus on our core competencies in apparel and continue to grow the Calvin Klein and Tommy Hilfiger brands globally, we sold substantially all of the assets of our Bass division on November 4, 2013. The sale enables us to further invest in our more profitable apparel businesses, while also reducing sales and earnings volatility.

RESULTS OF OPERATIONS

Operations Overview

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of men’s dress shirts, neckwear and underwear, men’s and women’s jeanswear, sportswear, intimate apparel, swim products, footwear, accessories and related products under owned and licensed trademarks; and (ii) the sale through approximately 1,900 company-operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger, Van Heusen and IZOD trademarks, and approximately 900 company-operated concessions/shop-in-shops worldwide under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products. We also operated G.H. Bass & Co. stores through the end of the third quarter of 2013, at which time we sold substantially all of the assets of our Bass business.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. A substantial portion of our Calvin Klein licensing revenue was generated from Warnaco prior to the acquisition and, therefore, our royalty, advertising and other revenue decreased significantly in 2013 as compared to prior periods. In addition, the loss of such licensing revenue had a negative impact on our gross profit on total revenue, as licensing revenue carries no cost of goods sold.

We recorded pre-tax charges of $46 million during 2012 associated with the Warnaco acquisition. During 2013, we recorded pre-tax charges of $511 million in connection with the acquisition, integration, restructuring, and debt modification and extinguishment. This amount included non-cash charges of approximately $215 million, principally related to short-lived valuation adjustments and amortization and debt modification and extinguishment costs. We expect to incur additional costs and charges of approximately $100 million related to the integration and related restructuring in 2014. Our future results of operations will continue to be significantly impacted by this acquisition, particularly through the operations of the Calvin Klein business and through the changes in our capital structure that were necessary to effect the acquisition, as more fully discussed below.

The acquisition of Warnaco has significantly impacted the way we manage and analyze our operating results. As such, beginning with the first quarter of 2013, our reportable segments have been Calvin Klein North America, Calvin Klein International, Tommy Hilfiger North America, Tommy Hilfiger International, Heritage Brands Wholesale and Heritage Brands Retail. Please refer to Note 19, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.

On November 4, 2013, we sold substantially all of the assets of our Bass business and recorded a net pre-tax loss of $20 million during 2013 in connection with the sale. Please see the section entitled “Sale of Bass” within “Liquidity and Capital Resources” below for a further discussion.

We acquired Tommy Hilfiger in the second quarter of 2010. We recorded a gain of $24 million in 2013 due to the amendment of an unfavorable contract. At the time of the Tommy Hilfiger acquisition in 2010, a liability was recorded for such unfavorable contract. The amendment executed in 2013 adjusted the contract terms thereby reducing the amount by which the contract was unfavorable and resulted in a reduction of the liability in the amount of $24 million. We incurred pre-tax charges of $21 million and $70 million during 2012 and 2011, respectively, in connection with the integration and the related restructuring, including product exit charges. We reacquired during the third quarter of 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license. We paid $25 million as consideration for this transaction and are required to make annual contingent purchase price payments under certain circumstances. In connection with that transaction, we were required to record an expense of $21 million in 2011 due to the settlement of an unfavorable contract as a result of a pre-existing relationship with the licensee, as the license provided favorable terms to the licensee. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

We announced in 2011 that we would be exiting in 2012 our licensed Timberland men’s wholesale sportswear and our Izod women’s wholesale sportswear businesses. We incurred pre-tax charges of $8 million during 2011 in connection with these two initiatives.

We amended and restated our senior secured credit facility in the first quarter of 2011. We recorded debt modification costs of $16 million in connection with this transaction. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

Our calculations of the comparable store sales percentages throughout this discussion are based on comparable weeks and, therefore, exclude an extra week in 2012, as our 2012 fiscal year included 53 weeks of operations.

The following table summarizes our income statements in 2013, 2012 and 2011:

	2013	2012	2011
(dollars in millions)
Net sales	$7,806	$5,541	$5,410
Royalty revenue	291	370	356
Advertising and other revenue	90	132	125
Total revenue	8,186	6,043	5,891
Gross profit	4,219	3,249	3,056
% of total revenue	51.5%	53.8%	51.9%
Selling, general and administrative expenses	3,673	2,594	2,550
% of total revenue	44.9%	42.9%	43.3%
Debt modification and extinguishment costs	40	—	16
Equity in income of unconsolidated affiliates, net	8	5	1
Income before interest and taxes	513	660	491
Interest expense	192	119	129
Interest income	8	1	1
Income before taxes	329	543	363
Income tax expense	185	109	87
Net income	143	434	276
Less: Net loss attributable to redeemable non-controlling interest	0	—	—
Net income attributable to PVH Corp.	$144	$434	$276

Total Revenue

Net Sales

Our net sales were $7.806 billion in 2013, $5.541 billion in 2012 and $5.410 billion in 2011. The net sales increase of $2.265 billion in 2013 as compared to 2012 was due principally to the effect of the following items:

•
An increase of $1.744 billion in net sales in our Calvin Klein North America and Calvin Klein International segments. The newly acquired Calvin Klein businesses contributed $1.635 billion of this increase. Also driving the increase was strong performance in the pre-acquisition North America businesses due to an 8% increase in the wholesale business combined with an increase in the retail business, driven by comparable store sales growth of 3% and square footage expansion. With respect to the newly acquired businesses, the North America underwear business performed well and exceeded plan, while the North America jeans business was weak as we focused on transitioning to elevated product for Fall 2014 and completed clearing excess inventory. Comparable store sales within the Calvin Klein International segment (which relate to newly acquired businesses) decreased 1%. The Calvin Klein businesses in Brazil and Asia performed well and exceeded expectations. Within Asia, the China business exhibited solid growth and the Korea business, although down compared to the prior year, showed improving trends during the year. The Calvin Klein business in Europe underperformed and was under pressure primarily due to our initiative to restructure the sales distribution mix in this region and the business’ concentration in Southern Europe, in particular Italy, where there is a weak macroeconomic environment. In addition, net sales in the Calvin Klein International segment in 2013 include a reduction of $30 million due to sales returns for certain Warnaco Asia wholesale customers in connection with an initiative to reduce excess inventory levels.

•
An increase of $209 million in net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 8%, principally driven by 4% retail comparable store sales growth, retail square footage expansion and double-digit growth in the wholesale business. Net sales in the Tommy Hilfiger International segment increased 6%. Growth in Europe was driven by a 6% European retail comparable store sales increase, retail square footage expansion and a 9% increase in the European wholesale business and also included the positive impact of foreign currency translation due to a stronger Euro as compared with the prior year period. These increases were partially offset by a revenue decline in Japan, where we continue our efforts to reposition the brand. The revenue in Japan was also negatively impacted by foreign currency translation due to a weaker Yen as compared with the prior year.

•
An increase of $313 million in net sales in our Heritage Brands Wholesale and Heritage Brands Retail segments. The newly acquired Speedo, Warner’s and Olga businesses contributed $450 million of net sales in our Heritage Brands Wholesale segment and revenue in our pre-acquisition ongoing Heritage Brands wholesale businesses increased 2%. These revenue increases were partially offset by (i) the loss of $75 million of revenue generated in the fourth quarter of 2012 related to the exited Bass business; (ii) the loss of sales related to the exited Izod women’s and Timberland wholesale sportswear businesses, which totaled $42 million in 2012; and (iii) a comparable store sales decline of 7% in the retail business due, in large part, to weak performance at Bass during the first three quarters of 2013.

The 2012 net sales increase of $131 million as compared to 2011 included a negative impact of approximately $210 million, or 4%, of which approximately $110 million was due to foreign currency translation and approximately $100 million was attributable to the exit from the Izod women’s and Timberland wholesale sportswear businesses. The overall increase in 2012 as compared to 2011 was due principally to the effect of the following items:

•
An increase of $154 million in net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 10%, principally driven by retail comparable store sales growth of 10%. Net sales in the Tommy Hilfiger International segment increased 2%, including a negative impact of approximately $110 million, or 6%, related to foreign currency translation. European retail comparable store sales grew 11% and the European wholesale business exhibited strong growth, but these increases were partially offset by weakness in Japan.

•
An increase of $70 million in net sales attributable to our Calvin Klein North America segment, driven principally by (i) a 12% increase in the North America Calvin Klein retail business, which was due to new store openings, store expansions and a 5% increase in comparable store sales; and (ii) a 16% increase in the North America wholesale business.

•
A $100 million reduction in net sales attributable to our Heritage Brands Wholesale and Heritage Brands Retail segments. Comparable store sales in the Heritage Brands Retail segment were relatively flat as compared to 2011, while sales in the Heritage Brands Wholesale segment decreased 10%, principally related to the exited sportswear businesses.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in 2013 decreased to $380 million from $502 million in 2012, as strong performance in women’s apparel, handbags and accessories, as well as men’s and women’s outerwear, was more than offset by the absence in 2013 of Warnaco royalty and advertising revenue subsequent to the Warnaco acquisition, and the expiration of a long-term contractual agreement related to Calvin Klein royalties in the North America women’s sportswear business, which together totaled $146 million. Excluding this contractual agreement and the loss of Warnaco royalty and advertising revenue, Calvin Klein royalty, advertising and other revenue increased 8%. Tommy Hilfiger royalty, advertising and other revenue increased $7 million due to growth across most licensed product categories.

Royalty, advertising and other revenue was $502 million in 2012 as compared to $481 million in 2011. Of the
$22 million increase, $12 million was attributable to our Tommy Hilfiger business, due principally to strong performance in footwear in North America, watches and eyewear globally, and other product categories in Asia and Latin America. Within the Calvin Klein business, global licensee royalty revenue increased 2%, including a negative impact of 1% related to foreign currency translation. Continued global growth in women’s apparel, footwear and handbags was partially offset by a decline in royalty revenue related to a reduction in the European Calvin Klein bridge and accessories business attributable, in part, to our decision to terminate the previous licenses and operate the business directly, and weakness in jeans and women’s underwear in Europe and the United States.

We currently expect that our 2014 revenue will increase to approximately $8.5 billion, a 3% increase, as compared to 2013, including the negative impact of $176 million, or 2%, attributable to the 2013 exit from the Bass business. Aggregate revenue for our Calvin Klein North America and Calvin Klein International segments in 2014 is projected to increase 5% from 2013, which included $30 million of sales returns recorded for certain Warnaco Asia wholesale customers in connection with an initiative to reduce excess inventory levels. Aggregate revenue for our Tommy Hilfiger North America and Tommy Hilfiger International segments in 2014 is expected to increase 7%. Aggregate revenue for our Heritage Brands Wholesale and Heritage Brands Retail segments is expected to decrease 5% as compared to 2013, including a negative impact of approximately 9% due to the absence of revenue from the Bass business we sold.

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

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross profit as a percentage of total revenue for 2013, 2012 and 2011:

	2013	2012	2011
Components of revenue:
Net sales	95.4%	91.7%	91.8%
Royalty, advertising and other revenue	4.6%	8.3%	8.2%
Total	100.0%	100.0%	100.0%
Gross profit as a % of total revenue	51.5%	53.8%	51.9%

Gross profit on total revenue in 2013 was $4.219 billion, or 51.5% of total revenue, compared to $3.249 billion, or 53.8% of total revenue, in 2012. Gross profit as a percentage of revenue decreased 230 basis points in 2013 as compared with 2012, due primarily to (i) short-lived non-cash valuation adjustments recorded in connection with the Warnaco acquisition, which resulted in a decrease of approximately 60 basis points; (ii) returns recorded in connection with an initiative to reduce excess inventory levels, which resulted in a decrease of approximately 20 basis points; (iii) a significant decrease in our royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, for Calvin Klein as a result of the Warnaco acquisition, which is now replaced by the directly operated Calvin Klein Jeans and Calvin Klein Underwear businesses, which do carry a cost of sales and have a large North American wholesale component (that generally operates at lower gross margins than our other businesses); (iv) the newly acquired Speedo, Warner’s and Olga businesses, which principally operate in North America and generate lower gross margins than our other businesses; and (v) a decrease in the Tommy Hilfiger International segment due to underperformance in Japan. Partially offsetting these decreases was an increase related to the pre-acquisition Calvin Klein North America businesses resulting principally from higher average unit retail selling prices.

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

We currently expect that the gross profit percentage on total revenue in 2014 will increase as compared with 2013, due principally to the absence in 2014 of short-lived non-cash valuation adjustments recorded in connection with the Warnaco acquisition and returns we recorded in connection with an initiative to reduce excess inventory levels. In addition, we expect growth in our higher-margin Tommy Hilfiger and Calvin Klein businesses to outpace growth in our lower-margin Heritage Brands businesses.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses were as follows:

	2013	2012	2011
(dollars in millions)
SG&A expenses	$3,673	$2,594	$2,550
% of total revenue	44.9%	42.9%	43.3%

SG&A expenses in 2013 were $3.673 billion, or 44.9% of total revenue, as compared to $2.594 billion, or 42.9% of total revenue in 2012. The 200 basis point increase in SG&A expenses as a percentage of total revenue was due principally to the net impact of (i) a net 400 basis point increase due to an increase over the prior year in acquisition, integration and restructuring costs incurred in connection with the Warnaco acquisition, of which 140 basis points were non-cash charges, principally related to short-lived valuation adjustments and amortization; and (ii) a 20 basis point increase due to the loss recorded in connection with the sale of the Bass business partially offset by (i) a 110 basis point decrease due to lower retirement plan expense resulting from actuarial gains in 2013, as compared to actuarial losses in 2012; (ii) a 30 basis point decrease in SG&A related to income recorded due to the amendment of an unfavorable contract, which resulted in the reduction of a liability recorded at the time of the Tommy Hilfiger acquisition; (iii) a 30 basis point decrease in SG&A due to the absence in 2013 of integration and restructuring costs related to the Tommy Hilfiger acquisition; and (iv) a decrease due to the addition of Warnaco’s businesses, most of which are lower-expense wholesale businesses.

SG&A expenses in 2012 were $2.594 billion, or 42.9% of total revenue, as compared to $2.550 billion, or 43.3% of total revenue in 2011. The 40 basis point decrease in SG&A expenses as a percentage of total revenue was due primarily to the effect of (i) an 80 basis point decrease due to lower pension expense resulting from smaller actuarial losses; and (ii) a net 50 basis point decrease due to a reduction in acquisition, integration and restructuring costs incurred, primarily related to the Tommy Hilfiger acquisition; partially offset by (iii) a 90 basis point increase due principally to faster growth in the higher-expense Tommy Hilfiger and Calvin Klein businesses.

We currently expect that our SG&A expenses as a percentage of total revenue in 2014 will decrease from 2013, due principally to the lower costs expected to be incurred in 2014 in connection with the integration and related restructuring of Warnaco as compared to 2013. Our SG&A expenses may also be significantly impacted by the amount of expense recorded for our pension plans. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.

Debt Modification and Extinguishment Costs

We incurred costs totaling $40 million in 2013 related to the modification and extinguishment of our previously outstanding term loans and the replacement of such term loans with new senior secured credit facilities entered into in 2013 in connection with the Warnaco acquisition. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of this transaction.

We incurred costs totaling $16 million during 2011 in connection with the amendment and restatement of our senior secured credit facility entered into in 2010. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of this transaction.

We incurred approximately $90 million of costs in March 2014 related to the refinancing of our term loans and the redemption of our 7 3/8% senior notes due 2020, of which approximately $10 million was non-cash. Please refer to the section entitled “Liquidity and Capital Resources” below for a discussion of these transactions.

Equity in Income of Unconsolidated Affiliates, Net

The equity in income of unconsolidated affiliates, net during 2013 was $8 million as compared to $5 million during 2012 and $1 million during 2011. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China and India, both of which began operations under our partnership in the third quarter of 2011, and in Brazil, which began operations in the fourth quarter of 2012. Our investments in these joint ventures are being accounted for under the equity method of accounting. Please refer to the section entitled “Investments in Unconsolidated Affiliates (Australia, Brazil, China and India Joint Ventures)” within “Liquidity and Capital Resources” below for a further discussion of our investments in these joint ventures.

Interest Expense and Interest Income

Interest expense increased to $192 million in 2013 from $119 million in 2012 due principally to increased debt balances in 2013 incurred to finance the Warnaco acquisition. Please refer to the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion. Interest income increased to $8 million in 2013 from $1 million in 2012, due principally to an increase in our average cash position during 2013.

Interest expense decreased to $119 million in 2012 from $129 million in 2011, principally as a result of payments we made on our term loans during 2012 and 2011, partially offset by interest expense incurred on our $700 million of 4 1/2% senior notes due 2022, which were issued during the fourth quarter of 2012 to fund a portion of the consideration for the Warnaco acquisition. Please refer to the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion. Interest income of $1 million in 2012 was relatively flat to 2011.

Net interest expense for 2014 is currently expected to decrease to approximately $145 million from $185 million in 2013, principally as a result of anticipated debt payments of approximately $400 million in 2014, combined with the effect of debt payments made during 2013 and the March 2014 refinancing of our term loans and redemption of our 7 3/8% senior notes due 2020, as more fully discussed in the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below.

Income Taxes

Income tax expense was as follows:

	2013	2012	2011
(dollars in millions)
Income tax expense	$185	$109	$87
Income tax expense as a % of pre-tax income	56.4%	20.1%	24.1%

Since the acquisition of Tommy Hilfiger in 2010, our effective tax rate has generally been lower than the United States statutory rate, due principally to the benefit of overall lower tax rates in international jurisdictions where we file tax returns. While this was not the case in 2013 as explained below, we generally expect this to continue.

The effective tax rate for 2013 was 56.4% compared with 20.1% in 2012. The effective tax rate for 2013 increased as compared to 2012 due principally to a significant increase to our estimate for uncertain tax positions principally due to an increase to our previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements. Also contributing to the increased rate in 2013 was an expense related to valuation allowances recorded on deferred tax assets from our business in Japan, as well as certain domestic state and local deferred tax assets. Partially offsetting these increases was the impact of Warnaco integration and restructuring expenses in 2013, the majority of which are being incurred in the United States, which lowers our domestic taxable income in relation to taxable income in lower tax international jurisdictions.

The effective tax rate for 2012 was 20.1% compared with 24.1% in 2011. The 2012 effective tax rate was lower than 2011 due to certain foreign earnings in 2011 being taxed in the United States, as well as additional tax synergies resulting from the Tommy Hilfiger acquisition, partially offset by non-deductible acquisition expenses incurred in 2012 in connection with the Warnaco acquisition.

We currently anticipate that our 2014 effective tax rate will be substantially less than the 2013 effective tax rate, as we currently do not expect the impact we experienced from increasing our estimate for uncertain tax positions to recur. Such reduction is expected to be partially offset by reduced Warnaco integration and restructuring expenses, which would increase the proportion of our pre-tax earnings subject to United States tax. Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

Redeemable Non-Controlling Interest

The net loss attributable to the redeemable non-controlling interest in CK India owned by our minority partners was $55,000 for 2013. Please refer to Note 6, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash at February 2, 2014 was $593 million, which included the impact of $2.993 billion of net proceeds from the senior secured credit facilities entered into in 2013 at the time of the Warnaco acquisition, offset by $2.180 billion of cash paid as consideration for the acquisition and $1.097 billion of debt payments made to repay all outstanding borrowings under our previously outstanding senior secured credit facilities and all of Warnaco’s previously outstanding long-term debt. In addition, cash at February 2, 2014 included the impact of $500 million of payments on our senior secured credit facilities during the year ended February 2, 2014. Cash at February 2, 2014 excluded a restricted cash balance of $10 million, which was placed into an escrow account prior to year end to contribute funding to our joint venture in Australia in the first quarter of 2014. See the section entitled “Investments in Unconsolidated Affiliates (Australia, Brazil, China and India Joint Ventures)” below for a further discussion. Cash at February 3, 2013 was $892 million, which included the proceeds from the $700 million senior notes offering undertaken in connection with the Warnaco acquisition. Cash flow in 2014 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments we make in 2014.

As of February 2, 2014, approximately $467 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to provide taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $412 million in 2013, as compared with $570 million in 2012. The decrease in cash provided by operating activities as compared to the prior year was primarily driven by the payment of expenses related to the Warnaco acquisition, integration and the related restructuring. Additionally, cash provided by operating activities in 2013 includes a $30 million contribution to fund the defined benefit qualified pension plan we acquired as part of the Warnaco acquisition and an additional $30 million contribution to fund our pre-existing pension plans. The factors that affect our cash provided by operating activities have been significantly impacted by the Warnaco acquisition. In the future, we expect that our cash provided by operating activities will generally increase as a result of the acquisition. This increase will generally be used to repay debt, as well as to fund additional capital spending to expand and invest in our businesses, principally for the Calvin Klein and Tommy Hilfiger businesses. In addition, the changes in the amount of cash provided and used related to our working capital will be more pronounced as a result of the Warnaco acquisition.

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

We funded the cash portion and related costs of the acquisition, repaid all outstanding borrowings under our previously outstanding senior secured credit facilities and repaid all of Warnaco’s previously outstanding long-term debt with the net proceeds of (i) an offering during the fourth quarter of 2012 of $700 million of 4 1/2% senior notes due 2022; and (ii) $3.075 billion of term loans borrowed during the first quarter of 2013 under new senior secured credit facilities. See the discussion in the sections entitled “4 1/2% Senior Notes Due 2022” and “2013 Senior Secured Credit Facilities” below for further detail on these activities.

Sale of Chaps Sportswear Assets

Contemporaneously with our acquisition of Warnaco, Ralph Lauren Corporation reacquired the Chaps license. The Chaps sportswear business was previously operated by Warnaco under such license. In connection with this transaction, we sold all of the assets of the Chaps sportswear business, which consisted principally of inventory, to Ralph Lauren Corporation for gross proceeds of $18 million.

Sale of Bass

On November 4, 2013, we completed the sale of substantially all of the assets of our Bass business for gross proceeds of $49 million. We recorded a loss of $16 million, which represents the excess of the carrying value of the assets over the proceeds received, plus costs to sell. A small number of our Bass stores were excluded from the sale and were deemed to be impaired. As such, we recorded a loss of $1 million during 2013 related to the impaired stores. In addition, we recorded a gain during 2013 of $3 million from writing off certain liabilities as a result of the transaction. We also recognized costs during 2013 related to severance and termination benefits for certain Bass employees, which totaled $2 million.

In connection with the sale, we also guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. We recorded an expense of $4 million during 2013 representing the estimated fair value of these guarantee obligations at the time of the sale.

Investments in Unconsolidated Affiliates (Australia, Brazil, China and India Joint Ventures)

In 2013, we formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in Australia, in which we own a 50% economic interest. The joint venture licenses from one of our subsidiaries the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the joint venture agreement, we contributed to the joint venture our subsidiaries that were operating the Calvin Klein jeans businesses in Australia and New Zealand. Upon completion of this contribution, which took place on the first day of fiscal year 2014, we deconsolidated these subsidiaries. We made a payment of $708,000 to PVH Australia during 2013 to contribute our 50% share of funding. Subsequent to year-end, we made an additional payment of $10 million to PVH Australia to contribute our 50% share of the joint venture funding. Such amount was placed into an escrow account prior to year end and is classified as restricted cash, which is included in other current assets in our Consolidated Balance Sheets as of February 2, 2014.

In 2012, we formed a joint venture, Tommy Hilfiger do Brasil S.A., in Brazil, in which we own a 40% economic interest. The joint venture holds an exclusive license for the Tommy Hilfiger brand in Brazil that became effective on January 4, 2013. We made payments totaling $3 million and $6 million to Tommy Hilfiger do Brasil S.A. during 2013 and 2012, respectively, to contribute our 40% share of the joint venture funding.

In 2010, we formed a joint venture, TH Asia Ltd., in China in which we own a 45% economic interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the prior licensee in 2011. We made funding payments with respect to our 45% interest totaling $17 million during 2011.

In 2011, we completed a $30 million acquisition of a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India is the direct licensee of the Tommy Hilfiger trademarks in India for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license, and sublicenses the trademarks for certain other product categories. We made payments totaling $2 million to TH India in each of 2012 and 2011, to contribute our 50% share of the joint venture funding.

Acquisition of Russia Franchisee

In 2013, we acquired three Tommy Hilfiger stores in Russia from a former Tommy Hilfiger franchisee. We paid $6 million as consideration for this transaction. Two additional stores are expected to be acquired in 2014 for approximately $5 million.

Acquisition of Netherlands Franchisee

In 2012, we acquired from a former Tommy Hilfiger franchisee in the Netherlands 100% of the share capital of ten affiliated companies, which operate 13 Tommy Hilfiger stores in the Netherlands. We paid $13 million as consideration for this transaction.

Reacquisition of Tommy Hilfiger Tailored Apparel License

We entered into agreements during 2011 to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership became effective December 31, 2012. Under these agreements, we made a payment of $10 million to the licensee during 2011 and made an additional payment of $25 million to the licensee during 2012.

Capital Expenditures

Our capital expenditures in 2013 were $237 million compared to $211 million in 2012. This increase was due principally to investments in the operations we acquired with Warnaco and in combining Warnaco’s infrastructure with ours. We currently expect capital expenditures in 2014 to be approximately $300 million, which includes a shift into 2014 of expenditures originally expected to occur in 2013. Capital expenditures in 2014 will primarily include continued investments in operations and the infrastructure of the combined company, including information systems, logistics and facilities.

Tommy Hilfiger India Perpetual License Rights Reacquisition and Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM for $25 million. We are required to make annual contingent purchase price payments into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India. Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one-year period. We made contingent purchase price payments of $429,000 and $185,000 during 2013 and 2012, respectively.

In connection with the transaction, we recorded an expense of $21 million in 2011 due to the settlement of an unfavorable contract as a result of a pre-existing relationship with the licensee, as the license provided favorable terms to the licensee.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $53 million, $51 million and $51 million in 2013, 2012 and 2011, respectively. We currently expect that such payments will be approximately $55 million in 2014.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Holders of our Series A convertible preferred stock participated in common stock dividends on an as-converted basis through 2012. The last outstanding shares of Series A convertible preferred stock were converted at the end of 2012 and the series has since been eliminated. Dividends on common stock totaled $12 million, $11 million and $11 million during 2013, 2012 and 2011, respectively.

We currently project that cash dividends on our common stock in 2014 will be approximately $12 million based on our current dividend rate, the number of shares of our common stock outstanding as of February 2, 2014 and our estimates of stock to be issued during 2014 under our stock incentive plans.

Financing Arrangements

Our capital structure was as follows:

(in millions)	February 2, 2014	February 3, 2013
Short-term borrowings	$7	$11
Current portion of long-term debt	85	88
Capital lease obligations	25	31
Long-term debt	3,878	2,212
Stockholders’ equity	4,335	3,253

In addition, we had $593 million and $892 million of cash and cash equivalents as of February 2, 2014 and February 3, 2013, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion ($10 million based on exchange rates in effect on February 2, 2014) and is utilized to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate (“TIBOR”) plus 0.30%. Such facility renews automatically unless we give notice of termination. As of February 2, 2014, we had $5 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at February 2, 2014 was 0.37%. The maximum amount of borrowings outstanding under this facility during 2013 was approximately $10 million.

One of our European subsidiaries acquired as part of the Warnaco acquisition has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which are used to fund working capital needs. There were no borrowings outstanding under these facilities as of February 2, 2014. The maximum amount of borrowings outstanding under these facilities during 2013 was approximately $25 million.

One of our Asian subsidiaries acquired as part of the Warnaco acquisition has Rupee-denominated short-term revolving credit facilities with a local lender. These facilities provide for total borrowings of up to ₨195 million ($3 million based on exchange rates in effect on February 2, 2014) and are utilized to fund working capital needs. Borrowings under these facilities bear interest at various interest rates, primarily based on a base rate set by the lending bank. As of February 2, 2014, we had $2 million of borrowings outstanding under these facilities and the weighted average interest rate on the funds borrowed at February 2, 2014 was 6.97%. The maximum amount of borrowings outstanding under these facilities during 2013 was approximately $3 million.

One of our Asian subsidiaries acquired as part of the Warnaco acquisition has a short-term $10 million revolving credit facility to be used to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility was renewed in December 2013 and may be renewed annually in the future. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the year ended February 2, 2014.

One of our Asian subsidiaries acquired as part of the Warnaco acquisition has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3.000 billion ($3 million based on exchange rates in effect on February 2, 2014) and is utilized to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the year ended February 2, 2014.

One of our Latin American subsidiaries acquired as part of the Warnaco acquisition has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$69 million ($28 million based on exchange rates in effect on February 2, 2014) and are utilized to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the year ended February 2, 2014.

In addition, we have certain other facilities, under which we had no borrowings outstanding as of or during the year ended February 2, 2014.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $10 million, $11 million and $10 million in 2013, 2012 and 2011, respectively.

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

7 3/8% Senior Notes Due 2020

On May 6, 2010, we issued $600 million principal amount of 7 3/8% senior notes due May 15, 2020. Interest on the 7 3/8% notes was payable semi-annually in arrears on May 15 and November 15 of each year.

During the fourth quarter of 2012, we received the requisite consents from holders of these notes to amend the indenture governing the notes. The amendment increased the amount of secured indebtedness that we are permitted to incur without equally and ratably securing the notes. Under the terms of the consent solicitation, we paid $6 million during that quarter to the holders.

In March 2014, in connection with the refinancing of our term loans as discussed below in the section entitled “2013 Senior Secured Credit Facilities,” we redeemed all of these notes and, pursuant to the terms of the indenture under which the notes were issued, paid a “make whole” premium of $68 million to the holders of the notes.

7 3/4% Debentures Due 2023

We have outstanding $100 million of debentures due on November 15, 2023 with a yield to maturity of 7.80%. The debentures accrue interest at the rate of 7 3/4%, which is payable semi-annually.

2011 Senior Secured Credit Facilities

On May 6, 2010, we entered into senior secured credit facilities, which were amended and restated on March 2, 2011 (the “2011 facilities”). The 2011 facilities consisted of a Euro-denominated Term Loan A facility, a United States dollar-denominated Term Loan A facility, a Euro-denominated Term Loan B facility, a United States dollar-denominated Term Loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The 2011 facilities provided for initial borrowings of up to an aggregate of approximately $1.970 billion (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1.520 billion of term loan facilities; and (ii) approximately $450 million of revolving credit facilities.

We made payments of $451 million on our term loans under the 2011 facilities and paid $11 million of fees in cash in connection with the modification of these facilities in 2011. We made additional payments of $300 million on our term loans under the 2011 facilities during 2012.

On February 13, 2013, in connection with the Warnaco acquisition, we modified and extinguished the 2011 facilities and repaid all outstanding borrowings thereunder, as discussed in the section entitled “2013 Senior Secured Credit Facilities” below.

2013 Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, we entered into new senior secured credit facilities (the “2013 facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under the 2011 facilities and repay all of Warnaco’s previously outstanding long-term debt. The 2013 facilities consist of a $1.700 billion United States dollar-denominated Term Loan A (recorded net of an original issue discount of $7 million as of the acquisition date), a $1.375 billion United States dollar-denominated Term Loan B (recorded net of an original issue discount of $7 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs. In connection with entering into the 2013 facilities and repaying all outstanding borrowings under the 2011 facilities and all of Warnaco’s previously outstanding long-term debt, we paid in 2013 debt issuance costs of $67 million (of which $35 million was expensed as debt modification and extinguishment costs and $33 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $6 million to write-off previously capitalized debt issuance costs.

The revolving credit facilities include amounts available for letters of credit. As of February 2, 2014, we had drawn no revolving credit borrowings and approximately $56 million of letters of credit. During 2013, we made payments of $500 million on our term loans under the 2013 facilities, the majority of which was voluntary. As of February 2, 2014, we had total term loans outstanding of $2.564 billion, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to the above-mentioned voluntary payments, we are not required to make any additional mandatory repayments under Term Loan B prior to maturity.

A portion of both United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the greater of (a) $750 million and (b) $1.250 billion as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2013 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase, plus, in either case, an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated). The lenders under the 2013 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

On March 21, 2014 (the “Restatement Date”), we entered into an amendment (the “Amendment”) to the 2013 facilities (as amended by the Amendment, the “2014 facilities”).

Among other things, the Amendment provides for an additional $350 million principal amount of Term Loan A and an additional $250 million principal amount of Term Loan B and extends the maturity of the Term Loan A and the revolving credit facilities from February 13, 2018 to February 13, 2019. The maturity of the Term Loan B remains February 13, 2020.
On the Restatement Date, we borrowed the additional $350 million principal amount of Term Loan A and the additional $250 million principal amount of Term Loan B made available pursuant to the 2014 facilities.
The following is a description of the material terms of the 2014 facilities:
The 2014 facilities consist of a $1.986 billion United States Dollar-denominated Term Loan A, a $1.189 billion United States Dollar-denominated Term Loan B and senior secured revolving credit facilities consisting of (a) a $475 million United States Dollar denominated revolving credit facility, (b) a $25 million United States Dollar denominated revolving credit facility available in United States Dollars or Canadian Dollars and (c) a €186 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs.

We have fully drawn the term loans under the 2014 facilities. The revolving credit facilities include amounts available for letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1.350 billion plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.
Obligations of ours under the 2014 facilities are guaranteed by substantially all of our existing and future direct and indirect United States subsidiaries, with certain exceptions. Obligations of the European Borrower under the 2014 facilities are guaranteed by us, substantially all of our existing and future direct and indirect United States subsidiaries (with certain exceptions) and Tommy Hilfiger Europe B.V., a wholly owned subsidiary of ours. We and our domestic subsidiary guarantors have pledged certain of our assets as security for the obligations under the 2014 facilities.
The terms of the Term Loan A facility require us to repay quarterly amounts outstanding under such facility, commencing with the quarter ending June 30, 2014. Such amounts will equal 5.00% per annum of the principal amount outstanding on the Restatement Date for the first eight full calendar quarters following the Restatement Date, 7.50% per annum of the principal amount for the four quarters thereafter and 10.00% per annum of the principal amount for the remaining quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the Term Loan A facility. The terms of the Term Loan B facility require us to repay the outstanding principal amount thereof on the maturity date of the Term Loan B facility. (As of the Restatement Date, we had, through voluntary and mandatory prepayments of amounts outstanding under the Term Loan B facility prior to the Restatement Date, reduced the required quarterly principal payments under the Term Loan B facility set forth in the 2013 facilities such that the only remaining payment is the outstanding principal amount of the Term Loan B facility on the maturity date of the Term Loan B facility.)
The outstanding borrowings under the 2014 facilities are prepayable at any time without penalty (other than customary breakage costs and, solely with respect to the Term Loan B facility, any prepayment in connection with a Repricing Event (as defined in the 2014 facilities) that is consummated on or prior to the six-month anniversary of the Restatement Date). The terms of the 2014 facilities require us to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions, and (c) a percentage of excess cash flow, which percentage is based upon our net leverage ratio during the relevant fiscal period.
The United States Dollar-denominated borrowings under the 2014 facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1.00% and (iii) a one-month adjusted Eurocurrency rate plus 1.00% (provided, that, with respect to the Term Loan B facility, in no event will the base rate be deemed to be less than 1.75%) or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2014 facilities (provided, that, with respect to the Term Loan B facility, in no event will the adjusted Eurocurrency rate be deemed to be less than 0.75%).
Canadian Dollar-denominated borrowings under the 2014 facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian Dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian Dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2014 facilities.

The borrowings under the 2014 facilities in currencies other than United States Dollars or Canadian Dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the 2014 facilities.
The initial applicable margin with respect to the Term Loan A facility and each revolving credit facility will be 1.75% for adjusted Eurocurrency rate loans and 0.75% for base rate loans, respectively. The initial applicable margin with respect to the Term Loan B facility will be 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter in which the Amendment occurred (i.e., our fiscal quarter ending May 4, 2014), the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities will be subject to adjustment based upon our net leverage ratio.
The 2014 facilities require us to comply with customary affirmative, negative and financial covenants. The 2014 facilities require us to maintain a minimum interest coverage ratio and a maximum net leverage ratio. The method of calculating all of the components used in such financial covenants is set forth in the 2014 facilities.
The 2014 facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; certain events related to certain of the guarantees by us and certain of our subsidiaries, and certain pledges of our assets and those of certain of our subsidiaries, as security for the obligations under the 2014 facilities; and a change in control (as defined in the 2014 facilities).
On March 24, 2014, we redeemed all of our outstanding 7 3/8% senior notes due May 15, 2020 (the “Notes”), representing an aggregate principal amount of $600 milllion. The redemption price of the Notes was 111.272% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the redemption date.
We incurred pre-tax costs totaling approximately $90 million in 2014 in connection with the Amendment and the redemption described above.
During 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation under our United States dollar-denominated senior secured Term Loan A facility, or any replacement facility with similar terms, to fixed rate debt. The agreement remains outstanding, with a notional amount of $1.091 billion as of February 2, 2014. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated, and we will pay a fixed rate of 0.604%, plus the current applicable margin.

During 2011, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632 million of our variable rate debt obligation under our previously outstanding United States dollar-denominated senior secured Term Loan A facility, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding, with a notional amount of $326 million as of February 2, 2014. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the three-month LIBOR is eliminated, and we will pay a fixed rate of 1.197%, plus the current applicable margin.

The outstanding notional amount of each interest rate swap will be adjusted according to pre-set schedules during the term of each swap agreement such that, based on our projections for future debt repayments, our outstanding debt under the Term Loan A facility is expected to always equal or exceed the then-outstanding combined notional amount of the interest rate swaps.

In addition, during 2011, we entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of €166 million of our variable rate debt obligation under the previously outstanding Euro-denominated senior secured Term Loan A and B facilities. Such cap agreement expired September 6, 2012.

The 2013 and 2014 facilities contain covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our obligations under our other outstanding debt. These covenants restrict our ability to, among other things:

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

The 2013 and 2014 facilities require us to comply with certain financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the applicable facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable which would result in acceleration of our other debt. If we were unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of our other indebtedness.

We are also subject to similar covenants and restrictions in connection with our other long-term debt agreements.

As of February 2, 2014, we were in compliance with all applicable financial and non-financial covenants.

As of February 2, 2014, our corporate credit was rated Ba2 by Moody’s with a stable outlook and our issuer credit was rated BB+ by Standard & Poor’s with a stable outlook. Upon the announcement in February 2014 of our intent to refinance our term loans, both ratings were reaffirmed and Moody’s revised our outlook to positive from stable. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Contractual Obligations

The following table summarizes, as of February 2, 2014, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2014	2015-2016	2017-2018	Thereafter
(dollars in millions)
Long-term debt(1)	$3,975	$85	$276	$1,275	$2,339
Interest payments on long-term debt	977	157	297	258	265
Short-term borrowings	7	7
Operating and capital leases(2)	2,286	437	672	495	682
Inventory purchase commitments(3)	1,184	1,184
Minimum contractual royalty payments(4)	67	16	23	16	12
Non-qualified supplemental defined benefit plans(5)	18	2	4	3	9
Sponsorship payments(6)	18	7	10	1
Severance payments(7)	34	24	10
Other contractual obligations(8)	25	24	1
Total contractual cash obligations	$8,591	$1,943	$1,293	$2,048	$3,307
______________________

(1)
At February 2, 2014, we had outstanding $1.636 billion under a senior secured Term Loan A facility and $939 million under a senior secured Term Loan B facility, which require mandatory payments through February 13, 2020 (according to the mandatory repayment schedules and prior to the refinancing of these facilities, as discussed above), $600 million of 7 3/8% senior unsecured notes due May 15, 2020 (prior to the March 2014 redemption of these notes, as discussed above), $700 million of 4 1/2% senior unsecured notes due December 15, 2022 and $100 million of

7 3/4% debentures due November 15, 2023. Please refer to the section above entitled “2013 Senior Secured Credit Facilities” for discussion of the changes in our debt structure that would impact the above contractual obligations.

(2)
Includes retail store, warehouse, showroom, office and equipment operating leases, as well as capital leases. Retail store operating leases generally provide for payment of direct operating costs in addition to rent. The obligation amounts listed include future minimum lease payments and exclude such direct operating costs. Please refer to Note 15, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

(3)
Represents contractual commitments for goods on order and not received or paid for as of February 2, 2014. Substantially all of these goods are expected to be received and the related payments are expected to be made within six months of our year end. This amount does not include foreign currency exchange forward contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please refer to Note 9, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

(4)
Our minimum contractual royalty payments arise under numerous license agreements we have with third parties, each of which has different terms. Agreements typically require us to make minimum payments to the licensors of the licensed trademarks based on expected or required minimum levels of sales of licensed products, as well as additional royalty payments based on a percentage of sales when our sales exceed such minimum sales. Certain of our license agreements require that we pay a specified percentage of net sales to the licensor for advertising and promotion of the licensed products, in some cases requiring a minimum amount to be paid. Any advertising payments, with the exception of minimum payments to licensors, are excluded from the minimum contractual royalty payments shown in the table. There is no guarantee that we will exceed the minimum payments under any of these license agreements. However, given our projected sales levels for products covered under these agreements, we currently anticipate that future payments required under our license agreements on an aggregate basis will exceed the contractual minimums shown in the table.

(5)
We have an unfunded non-qualified supplemental defined benefit plan covering three current and 15 retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with us, the participant has been in such plan for at least 10 years and has attained age 55.

(6)
Represents payment obligations for sponsorships. We have agreements relating to our sponsorship of the Barclay’s Center, the Brooklyn Nets and certain other professional sports teams and athletes and other similar sponsorships.

(7)	Represents severance payment obligations primarily related to the acquisition and integration of Warnaco.

(8)
Represents a payment of $10 million to PVH Australia to contribute our 50% share of the joint venture funding, a payment of $5 million to acquire two additional Tommy Hilfiger stores in Russia from a former Tommy Hilfiger franchisee and other miscellaneous contractual obligations.

Not included in the above table are contingent purchase price payments we are obligated to pay Mr. Calvin Klein based on 1.15% of total worldwide net sales, as defined in the agreement (as amended) governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $53 million, $51 million and $51 million in 2013, 2012 and 2011, respectively.

Not included in the above table are contingent purchase price payments we are obligated to pay GVM into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India. Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one-year period. We made contingent purchase price payments of $429,000 and $185,000 during 2013 and 2012, respectively.

Not included in the above table are contributions to our defined benefit qualified pension plans, or payments to employees and retirees in connection with our supplemental executive retirement, supplemental pension and postretirement health plans. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note 11, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. We currently estimate that we will make contributions of approximately $3 million to our pension plans in 2014. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Not included in the above table are $541 million of net potential cash obligations associated with uncertain tax positions due to the uncertainty regarding the future cash outflows associated with such obligations. Please refer to Note 8, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to uncertain tax positions.

Not included in the above table are $17 million of asset retirement obligations related to leased office and retail store locations due to the uncertainty of timing of future cash outflows associated with such obligations. Please refer to Note 21, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

Not included in the above table are obligations related to our non-exclusive buying agency agreement with Li & Fung due to uncertainty of the timing and amounts of future cash flows associated with such obligations. Under the terms of the agreement, we are required to use Li & Fung for at least 54% of our global sourcing needs for Tommy Hilfiger products, or otherwise pay a penalty. The buying agency agreement with Li & Fung is terminable by us upon 12 months’ prior notice for any reason, and is terminable by either party (i) upon six months’ prior notice in the event of a material breach by the other party and (ii) immediately upon the occurrence of certain bankruptcy or insolvency events relating to the other party.

Not included in the above table are contractual royalty obligations related to our perpetual license agreement with Speedo International Limited. Under the terms of the agreement, our contractual minimum payments each year are $1 million, which is subject to annual increases based on the Consumer Price Index.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on our financial position, changes in financial position, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISK—INTEREST AND EXCHANGE RATE SENSITIVITY

Financial instruments held by us as of February 2, 2014 include cash and cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of February 2, 2014. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at February 2, 2014, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $600,000 annually. In March 2014, we amended and restated our 2013 senior secured credit facilities, borrowed an additional $600 million under the facilities and redeemed $600 million principal amount 7 3/8% senior notes due May 15, 2020. Please refer to Note 22, “Subsequent Events (Unaudited),” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion of our refinanced credit facility. Borrowings under our 2014 senior secured credit facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. As noted above in the section entitled “Financing Arrangements,” we had previously entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of April 1, 2014, after taking into account the effect of those interest rate swap agreements, approximately 55% of our total debt was at a fixed rate, with the remainder at variable rates. Given our debt position at April 1, 2014, the effect of a 10 basis point increase in interest rates on our interest expense would be approximately $600,000 annually. Such amount excludes any impact from our United States dollar-denominated Term Loan B facility, which would currently not be impacted by a 10 basis point increase in interest rates due to its adjusted Eurocurrency rate floor of 0.75%. Please refer to Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion of our credit facilities and interest rate swap agreements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued in February 2013 guidance that requires an entity to provide information about significant amounts reclassified out of accumulated other comprehensive income (“AOCI”). For amounts that are required to be reclassified in their entirety to net income in the same reporting period, an entity must report the amounts by component and their corresponding effect on the respective line items of net income. Such information is required to be presented either on the face of the financial statements or as a separate disclosure in the footnotes to the financial statements. For other amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures. We adopted this guidance during the first quarter of 2013 and elected to present a separate disclosure in the Notes to Consolidated Financial Statements. The adoption did not have any impact on our consolidated results of operations or financial position.

The FASB issued in March 2013 guidance that requires an entity to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary that is a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment related to the investment should be released into net income upon a partial sale of such investment. This guidance becomes effective for us in the first quarter of 2014. The adoption is not expected to have a material impact on our consolidated results of operations or financial position.

The FASB issued in July 2013 guidance that requires an entity to present an uncertain tax position, or a portion of an uncertain tax position, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, to the extent (i) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the uncertain tax position should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance becomes effective prospectively for us in the first quarter of 2014. The adoption is not expected to have any impact on our consolidated results of operations or financial position.

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

Sales allowances and returns—We have arrangements with many of our department and specialty store customers to support their sales of our products. We establish accruals which, based on a review of the individual customer arrangements and the expected performance of our products in their stores, we believe will be required to satisfy our sales allowance obligations. We also establish accruals, which are based on historical data and authorized amounts, that we believe are necessary to provide for sales allowances and inventory returns. It is possible that the accrual estimates could vary from actual results, which would require adjustment to the allowance and returns accruals.

Inventories—Inventories are comprised principally of finished goods and are stated at the lower of cost or market. Cost for principally all wholesale apparel inventories in North America and certain wholesale and retail apparel inventories in Asia and Latin America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. We review current business trends, inventory agings and discontinued merchandise categories to determine adjustments which we estimate will be needed to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. We believe that all inventory writedowns required at February 2, 2014 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—During 2013, 2012 and 2011, we determined that the long-lived assets in certain of our retail stores and other locations were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated the undiscounted future cash flows and the related fair value of each asset. The undiscounted future cash flows for each asset were estimated using current sales trends and other factors. If different assumptions had been used for future sales trends, the recorded impairment charges could have been significantly higher or lower. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes a further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if available evidence indicates it is more likely than not that the tax position will be fully sustained upon review by taxing authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount with a greater than 50 percent likelihood of being realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, we do not recognize any portion of that benefit in the financial statements. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Our actual results could differ materially from our current estimates.

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

We adopted in 2012 new authoritative accounting guidance that allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for goodwill and indefinite-lived intangible assets. We would perform the quantitative test if our qualitative assessment determined it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit or asset. Qualitative factors that we consider as part of our assessment include a comparison of the most recent valuation to reporting unit carrying amounts, an increase in our market capitalization and its implied impact on reporting unit fair value, industry and market conditions, macroeconomic conditions, trends in product costs and financial performance of our businesses. If we perform the quantitative test for any reporting units, we use a discounted cash flow method to calculate fair value. The discounted cash flow method is based on the present value of projected cash flows. Assumptions used in these cash flow projections are generally consistent with our internal forecasts. The estimated cash flows are discounted using a rate that represents the weighted average cost of capital. The weighted average cost of capital is based on a number of variables, including the equity-risk premium and risk-free interest rate. Management believes the assumptions used for the impairment tests are consistent with those that would be utilized by a market participant performing similar analyses and valuations. Any projected cash flows and estimates of weighted average cost of capital may be impacted by adverse changes in market and economic conditions and are subject to change based on the facts and circumstances that exist at the time of the valuation. No impairment of goodwill or other indefinite-lived intangible assets resulted from our impairment tests in 2013. If different assumptions for our goodwill and other indefinite-lived intangible asset impairment tests had been applied, significantly different outcomes could have resulted. Based upon the results of our annual goodwill impairment testing during 2013 and our future cash flow projections, we currently do not believe that any of our reporting units are at significant risk for a future material goodwill impairment.

Pension benefits—Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rate and future compensation increases. Note 11, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth the significant rate assumptions used in performing certain calculations related to our pension plans. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% increase or decrease in the assumed rate of return on assets would decrease or increase, respectively, 2014 net benefit cost by approximately $6 million. Likewise, a 0.25% increase or decrease in the assumed discount rate would decrease or increase, respectively, 2014 net periodic pension expense by approximately $24 million. Actuarial gains and losses are recognized in our operating results in the year in which they occur. These gains and losses are measured at least annually at the end of our fiscal year and, as such, are generally recorded during the fourth quarter of each year.

Stock-based compensation—Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We use the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. This model uses assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. The fair value of restricted stock units and restricted stock are determined based on the quoted price of our common stock on the date of grant. The fair value of our stock options, restricted stock units and restricted stock is recognized as expense over the service period, net of estimated forfeitures. The fair value of contingently issuable performance shares that are not based on market conditions is based on the quoted price of our common stock on the date of grant, reduced for the present value of any dividends expected to be paid on our common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to being earned. We record expense for contingently issuable performance shares that are not based on market conditions based on our current expectations of the probable number of shares that will ultimately be issued. The fair value of contingently issuable performance shares that are subject to market conditions was established using a Monte Carlo Simulation model. We record expense for the awards that are subject to market conditions ratably over the vesting period, net of estimated forfeitures, regardless of whether the market condition is satisfied. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results and future estimates may differ substantially from our current estimates.

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-59 and F-60.

On February 13, 2013, we completed our acquisition of Warnaco. As the acquisition occurred during 2013, management excluded the Warnaco business from its assessment of internal control over financial reporting. As of February 2, 2014 and for the fiscal year then ended, total assets and total revenue of the Warnaco business represented 40% and 25%, respectively, of our consolidated assets and revenue.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2014. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2014. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to our Board of Directors and with respect to our Audit Committee, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2014.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Transactions with Related Persons,” “Election of Directors” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2014.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 19, 2014.

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

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 5 to our Annual Report on Form 10-K for the fiscal year ended January 29, 1977); Amendment to Certificate of Incorporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to our Annual Report on Form 10-K for the fiscal year ended February 3, 1985); Amendment to Certificate of Incorporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to our Annual Report on Form 10-K for the fiscal year ended January 31, 1988); Amendment to Certificate of Incorporation, filed June 1, 1993 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the fiscal year ended January 30, 1994); Amendment to Certificate of Incorporation, filed June 20, 1996 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended July 28, 1996); Certificate of Amendment of Certificate of Incorporation, filed June 29, 2006 (incorporated by reference to Exhibit 3.9 to our Quarterly Report on Form 10-Q for the period ended May 6, 2007); Certificate of Amendment of Certificate of Incorporation, filed June 23 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on June 29, 2011).

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

*10.12
Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and P. Thomas Murry (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009); First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Calvin Klein, Inc. and Paul Thomas Murry (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended May 2, 2010); Second Amendment to Second Amended and Restated Employment Agreement, dated January 28, 2011, between Calvin Klein, Inc. and Paul Thomas Murry (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed January 28, 2011); Third Amended and Restated Employment Agreement, dated as of July 1, 2013, between Calvin Klein, Inc. and Paul Thomas Murry
(incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended August 4, 2013); Amendment to Third Amended and Restated Employment Agreement, dated as of March 24, 2014, between Calvin Klein, Inc. and Paul Thomas Murry (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 25, 2014).

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

*10.15	PVH Corp. Performance Incentive Bonus Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 26, 2013).

*10.16	PVH Corp. Long-Term Incentive Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 26, 2013).

*10.17	PVH Corp. 2006 Stock Incentive Plan, as amended and restated effective April 26, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 25, 2012).

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

*10.24
Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 8, 2007); Revised Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of April 30, 2008 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended May 4, 2008); Revised Form of Performance Share Award Agreement under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, effective as of December 16, 2008 (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009); Revised Form of Performance Share Award Agreement under the PVH Corp. 2006 Stock Incentive Plan, effective as of April 25, 2012 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended April 29, 2012); Alternative Form of Performance Share Unit Award Agreement under the PVH Corp. 2006 Stock Incentive Plan, effective as of May 1, 2013 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended May 5, 2013).

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

10.28
Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A for the period ended August 1, 2010 filed on October 29, 2010); First Amendment to Credit and Guaranty Agreement, dated as of July 26, 2010 to Credit and Guaranty Agreement, dated as of May 6, 2010, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital as Joint Lead Arranger and Joint Lead Bookrunner, Deutsche Bank Securities Inc. as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Banc of America Securities LLC as Joint Lead Bookrunner and Co-Documentation Agent, Credit Suisse Securities (USA) LLC as Joint Lead Bookrunner and Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner and Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010). **

10.29
Amended and Restated Credit and Guaranty Agreement, dated as of March 2, 2011, among Phillips-Van Heusen Corporation, Tommy Hilfiger B.V., certain subsidiaries of Phillips-Van Heusen Corporation, the lenders party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Bank of America, N.A., Credit Suisse Securities (USA) LLC and Royal Bank of Canada, as Co-Documentation Agents  (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended May 1, 2011, filed on February 2, 2012).***

10.30
Credit and Guaranty Agreement, dated as of February 13, 2013, among PVH Corp., Tommy Hilfiger B.V., certain subsidiaries of PVH Corp., Barclays Bank PLC as Administrative Agent and Collateral Agent, Joint Lead Arranger and Joint Lead Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Co-Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citigroup Global Markets Inc. as Co-Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Credit Suisse Securities (USA) LLC as Co-Documentation Agent and Joint Lead Bookrunner, Royal Bank of Canada as Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 5, 2013).

*10.31	Schedule of Non-Management Directors’ Fees, effective June 21, 2012 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 29, 2012).

*10.32
Employment Agreement, dated as of May 6, 2010, between Tommy Hilfiger Group, B.V. and Fred Gehring (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2011); Addendum to Employment Agreement, dated as of December 31, 2010, between Tommy Hilfiger Group, B.V. and Fred Gehring (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2011); Amended and Restated Employment Agreement, dated as of July 23, 2013, between PVH B.V. and Fred Gehring (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended August 4, 2013).

+10.33	Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2013, between PVH B.V. and Fred Gehring.

+21	PVH Corp. Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

+	Filed or furnished herewith.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

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

Dated: April 3, 2014

PVH CORP.

By:	/s/ EMANUEL CHIRICO
Emanuel Chirico
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL CHIRICO	Chairman and Chief Executive Officer	April 3, 2014
Emanuel Chirico	(Principal Executive Officer)

/s/ MICHAEL SHAFFER	Executive Vice President and Chief Operating &	April 3, 2014
Michael Shaffer	Financial Officer (Principal Financial Officer)

/s/ BRUCE GOLDSTEIN	Senior Vice President and Controller	April 3, 2014
Bruce Goldstein	(Principal Accounting Officer)

/s/ FRED GEHRING	Chief Executive Officer, Tommy Hilfiger and	April 3, 2014
Fred Gehring	PVH International Operations and Director

/s/ MARY BAGLIVO	Director	April 3, 2014
Mary Baglivo

/s/ BRENT CALLINICOS	Director	April 3, 2014
Brent Callinicos

/s/ JUAN FIGUEREO	Director	April 3, 2014
Juan Figuereo

/s/ JOSEPH B. FULLER	Director	April 3, 2014
Joseph B. Fuller

/s/ MARGARET L. JENKINS	Director	April 3, 2014
Margaret L. Jenkins

/s/ BRUCE MAGGIN	Director	April 3, 2014
Bruce Maggin

/s/ V. JAMES MARINO	Director	April 3, 2014
V. James Marino

/s/ HELEN MCCLUSKEY	Director	April 3, 2014
Helen McCluskey

/s/ HENRY NASELLA	Director	April 3, 2014
Henry Nasella

/s/ RITA M. RODRIGUEZ	Director	April 3, 2014
Rita M. Rodriguez

/s/ EDWARD ROSENFELD	Director	April 3, 2014
Edward Rosenfeld

/s/ CRAIG RYDIN	Director	April 3, 2014
Craig Rydin

Exhibit Index

10.33	Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2013, between PVH B.V. and Fred Gehring.

21	PVH Corp. Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PVH CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements—Years Ended February 2, 2014, February 3, 2013 and January 29, 2012	F-2

Consolidated Statements of Comprehensive Income—Years Ended February 2, 2014, February 3, 2013 and January 29, 2012	F-3

Consolidated Balance Sheets—February 2, 2014 and February 3, 2013	F-4

Consolidated Statements of Cash Flows—Years Ended February 2, 2014, February 3, 2013 and January 29, 2012	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest—Years Ended February 2, 2014, February 3, 2013 and January 29, 2012	F-6

Notes to Consolidated Financial Statements	F-7

Selected Quarterly Financial Data - Unaudited	F-57

Management’s Report on Internal Control Over Financial Reporting	F-59

Reports of Independent Registered Public Accounting Firm	F-60

Five Year Financial Summary	F-62

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-64

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PVH CORP.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	2013	2012	2011
Net sales	$7,806,140	$5,540,821	$5,410,028
Royalty revenue	290,677	370,019	356,035
Advertising and other revenue	89,534	132,159	124,561
Total revenue	8,186,351	6,042,999	5,890,624
Cost of goods sold	3,967,081	2,793,769	2,834,735
Gross profit	4,219,270	3,249,230	3,055,889
Selling, general and administrative expenses	3,673,469	2,594,315	2,549,850
Debt modification and extinguishment costs	40,395	—	16,233
Equity in income of unconsolidated affiliates, net	8,056	5,447	1,367
Income before interest and taxes	513,462	660,362	491,173
Interest expense	192,199	118,747	129,355
Interest income	7,503	1,497	1,267
Income before taxes	328,766	543,112	363,085
Income tax expense	185,284	109,272	87,388
Net income	143,482	433,840	275,697
Less: Net loss attributable to redeemable non-controlling interest	(55)	—	—
Net income attributable to PVH Corp.	$143,537	$433,840	$275,697
Basic net income per common share attributable to PVH Corp.	$1.77	$5.98	$3.86
Diluted net income per common share attributable to PVH Corp.	$1.74	$5.87	$3.78

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2013	2012	2011
Net income	$143,482	$433,840	$275,697
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax (benefit) expense of $(66), $469 and $(1,070)	(105,623)	86,492	(82,062)
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(338), $(338) and $(344)	(541)	(542)	(535)
Net unrealized and realized gain (loss) on effective hedges, net of tax (benefit) expense of $(260), $2,681 and $(2,822)	6,510	(19,903)	18,611
Comprehensive income	43,828	499,887	211,711
Less: Comprehensive loss attributable to redeemable non-controlling interest	(2,149)	—	—
Total comprehensive income attributable to PVH Corp.	$45,977	$499,887	$211,711

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	February 2, 2014	February 3, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$593,159	$892,209
Trade receivables, net of allowances for doubtful accounts of $26,361 and $16,114	730,251	418,251
Other receivables	30,882	23,073
Inventories, net	1,280,958	878,415
Prepaid expenses	151,911	157,802
Other, including deferred taxes of $155,102 and $38,310	211,431	67,256
Total Current Assets	2,998,592	2,437,006
Property, Plant and Equipment, net	712,078	561,335
Goodwill	3,506,771	1,958,887
Tradenames	3,010,274	2,413,809
Other Intangibles, net	1,041,915	167,196
Other Assets, including deferred taxes of $35,191 and $11,603	305,948	193,454
Total Assets	$11,575,578	$7,731,687
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$582,916	$377,231
Accrued expenses, including deferred taxes of $1,138 and $0	844,182	646,130
Deferred revenue	33,503	40,239
Short-term borrowings	6,796	10,847
Current portion of long-term debt	85,000	88,000
Total Current Liabilities	1,552,397	1,162,447
Long-Term Debt	3,878,221	2,211,642
Other Liabilities, including deferred taxes of $1,016,647 and $539,934	1,804,181	1,105,029
Redeemable Non-Controlling Interest	5,600	—
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 82,679,574 and 73,324,491 shares issued	82,680	73,324
Additional paid in capital – common stock	2,696,578	1,623,693
Retained earnings	1,574,768	1,445,673
Accumulated other comprehensive income	42,322	139,882
Less: 512,702 and 413,596 shares of common stock held in treasury, at cost	(61,169)	(30,003)
Total Stockholders’ Equity	4,335,179	3,252,569
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,575,578	$7,731,687

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2013	2012	2011
OPERATING ACTIVITIES
Net income	$143,482	$433,840	$275,697
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	313,594	140,356	132,010
Equity in income of unconsolidated affiliates, net	(8,056)	(5,447)	(1,367)
Deferred taxes	(62,178)	49,987	14,883
Stock-based compensation expense	57,954	33,599	40,938
Impairment of long-lived assets	8,757	7,475	7,686
Actuarial (gain) loss on retirement and benefit plans	(52,539)	28,142	76,120
Debt modification and extinguishment costs	40,395	—	16,233
Write-down of assets related to sale of Bass	15,997	—	—
(Gain) loss on (amendment) settlement of contracts	(24,309)	—	20,709
Changes in operating assets and liabilities:
Trade receivables, net	(31,650)	55,694	(40,840)
Inventories, net	(44,307)	(57,518)	(111,248)
Accounts payable, accrued expenses and deferred revenue	(41,246)	86,593	48,224
Prepaid expenses	52,420	(44,275)	(37,065)
Employer pension contributions	(60,000)	(105,000)	(20,020)
Other, net	103,545	(53,909)	68,761
Net cash provided by operating activities	411,859	569,537	490,721
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(1,821,362)	(37,856)	(34,641)
Cash received for sale of Bass	49,236	—	—
Cash received for sale of Chaps sportswear assets	18,278	—	—
Investments in unconsolidated affiliates	(3,468)	(8,364)	(48,700)
Purchase of property, plant and equipment	(237,142)	(210,554)	(169,841)
Contingent purchase price payments	(53,202)	(51,159)	(50,679)
Change in restricted cash	(9,669)	—	—
Net cash used by investing activities	(2,057,329)	(307,933)	(303,861)
FINANCING ACTIVITIES(1)
Net proceeds from revolving credit facilities	950	—	—
Net (payments on) proceeds from short-term borrowings	(31,928)	(2,193)	8,172
Repayment of old credit facilities	(900,000)	(299,598)	(450,725)
Repayment of new credit facilities	(500,188)	—	—
Repayment of Warnaco’s previously outstanding debt	(197,000)	—	—
Proceeds from new credit facilities, net of related fees	2,993,430	—	—
Payment of 2011 debt modification and extinguishment costs	—	—	(10,634)
Proceeds from issuance of senior notes	—	700,000	—
Payment of fees associated with issuance of senior notes	(16,257)	(5,749)	—
Net proceeds from settlement of awards under stock plans	51,571	13,271	24,457
Excess tax benefits from awards under stock plans	37,639	14,889	11,593
Cash dividends	(12,293)	(10,985)	(10,874)
Acquisition of treasury shares	(61,435)	(13,984)	(5,270)
Payments of capital lease obligations	(9,596)	(10,836)	(10,380)
Net cash provided (used) by financing activities	1,354,893	384,815	(443,661)
Effect of exchange rate changes on cash and cash equivalents	(8,473)	12,593	(8,720)
(Decrease) increase in cash and cash equivalents	(299,050)	659,012	(265,521)
Cash and cash equivalents at beginning of year	892,209	233,197	498,718
Cash and cash equivalents at end of year	$593,159	$892,209	$233,197

(1) See Note 18 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(In thousands, except share and per share data)

		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive Income		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 30, 2011		$188,595	67,234,567	$67,235	$1,301,647	$757,995	$137,821	$(10,749)	$2,442,544
Net income attributable to PVH Corp.						275,697			275,697
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(344)							(535)		(535)
Foreign currency translation adjustments, net of tax (benefit) of $(1,070)							(82,062)		(82,062)
Net unrealized and realized gain on effective hedges, net of tax (benefit) of $(2,822)							18,611		18,611
Total comprehensive income attributable to PVH Corp.									211,711
Settlement of awards under stock plans			1,063,206	1,063	23,394				24,457
Tax benefits from awards under stock plans					11,943				11,943
Stock-based compensation expense					40,938				40,938
Cash dividends						(10,874)			(10,874)
Acquisition of 80,638 treasury shares								(5,270)	(5,270)
January 29, 2012		188,595	68,297,773	68,298	1,377,922	1,022,818	73,835	(16,019)	2,715,449
Net income attributable to PVH Corp.						433,840			433,840
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(338)							(542)		(542)
Foreign currency translation adjustments, net of tax expense of $469							86,492		86,492
Net unrealized and realized (loss) on effective hedges, net of tax expense of $2,681							(19,903)		(19,903)
Total comprehensive income attributable to PVH Corp.									499,887
Settlement of awards under stock plans			837,360	837	12,434				13,271
Tax benefits from awards under stock plans					15,332				15,332
Stock-based compensation expense					33,599				33,599
Conversion of convertible preferred stock		(188,595)	4,189,358	4,189	184,406				—
Cash dividends						(10,985)			(10,985)
Acquisition of 164,065 treasury shares								(13,984)	(13,984)
February 3, 2013		—	73,324,491	73,324	1,623,693	1,445,673	139,882	(30,003)	3,252,569
Net income attributable to PVH Corp.						143,537			143,537
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(338)							(541)		(541)
Foreign currency translation adjustments, net of tax (benefit) of $(66)							(103,529)		(103,529)
Net unrealized and realized gain on effective hedges, net of tax (benefit) of $(260)							6,510		6,510
Total comprehensive income attributable to PVH Corp.									45,977
Issuance of common stock in connection with the acquisition of Warnaco, including 415,872 treasury shares			7,257,537	7,258	888,925			30,269	926,452
Warnaco employee replacement stock awards included in acquisition consideration					39,752				39,752
Settlement of awards under stock plans			2,097,546	2,098	49,473				51,571
Tax benefits from awards under stock plans					36,781				36,781
Stock-based compensation expense					57,954				57,954
Cash dividends						(12,293)			(12,293)
Acquisition of 514,978 treasury shares								(61,435)	(61,435)
Acquisition date fair value of redeemable non-controlling interest	$5,600
Net loss attributable to redeemable non-controlling interest	(55)
Foreign currency translation adjustments attributable to redeemable non-controlling interest	(2,094)
Adjustment to initial fair value of redeemable non-controlling interest	2,149					(2,149)			(2,149)
February 2, 2014	$5,600	$—	82,679,574	$82,680	$2,696,578	$1,574,768	$42,322	$(61,169)	$4,335,179
See notes to consolidated financial statements.

PVH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency and share amounts in thousands, except per share data)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s, Olga and Eagle, which are owned, and Speedo, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, MICHAEL Michael Kors, Michael Kors Collection, Chaps, Donald J. Trump Signature Collection, DKNY, Elie Tahari, Nautica, Ted Baker, J. Garcia, Claiborne, Robert Graham, U.S. POLO ASSN., Ike Behar, Axcess, Jones New York and John Varvatos, which are licensed, as well as various other licensed and private label brands. In addition, through the end of the third quarter of 2013, the Company owned, and operated businesses under, the G.H. Bass & Co. and Bass trademarks. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, intimate apparel, swim products and, to a lesser extent, handbags, footwear and other related products and licenses its owned brands over a broad range of products.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. Please see Note 5, “Investments in Unconsolidated Affiliates,” for a further discussion. As a result of the acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company owns a majority interest in a joint venture in India that, as of February 2, 2014, was consolidated and accounted for as a redeemable non-controlling interest. Please see Note 6, “Redeemable Non-Controlling Interest,” for a further discussion. The redeemable non-controlling interest represents the minority shareholders’ proportionate share (49%) of the equity in that entity.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from the estimates.

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2013, 2012 and 2011 represent the 52 weeks ended February 2, 2014, 53 weeks ended February 3, 2013 and 52 weeks ended January 29, 2012, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company’s balances of cash and cash equivalents at February 2, 2014 consisted principally of bank deposits and investments in money market funds.

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

Goodwill and Other Intangible Assets — The Company assesses the recoverability of goodwill annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that fair value of the reporting unit may have been reduced below its carrying amount. Impairment testing for goodwill is done at a reporting unit level. Under Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangible assets, a reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar economic characteristics. In 2012, the Company adopted new authoritative accounting guidance that allows it to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. The Company performs the quantitative test if its qualitative assessment determined it is

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. When performing the quantitative test, an impairment loss is recognized if the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. The estimated fair value of a reporting unit is calculated using a discounted cash flow model.

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

The Company performed its required annual impairment tests for goodwill and other indefinite-lived intangible assets at the beginning of the third quarters of 2013, 2012 and 2011. No impairment of goodwill or other indefinite-lived intangible assets resulted from any of these tests.

Asset Impairments — The Company reviews for and records impairment losses on long-lived assets (excluding goodwill and other indefinite-lived intangible assets) in accordance with FASB guidance for the impairment or disposal of long-lived assets. The Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the related assets are less than the carrying amounts of those assets. Please see Note 10, “Fair Value Measurements” for a further discussion.

Inventories — Inventories are comprised principally of finished goods and are stated at the lower of cost or market. Cost for principally all wholesale apparel inventories in North America and certain wholesale and retail apparel inventories in Asia and Latin America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. The Company reviews current business trends, inventory agings and discontinued merchandise categories to determine adjustments, which it estimates will be needed to liquidate existing clearance inventories and reduce inventories to the lower of cost or market.

Inventory held on consignment by third parties totaled $9,722 at February 2, 2014 and $9,417 at February 3, 2013.

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows:  Buildings and building improvements: 15-40 years; machinery, software and equipment: 2-10 years; furniture and fixtures: 2-10 years; and fixtures located in third party customer locations (“shop-in-shops”) and their related costs: 3-5 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. In certain circumstances, contractual renewal options are considered when determining the term of the related lease. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $189,675, $122,424 and $112,495 in 2013, 2012 and 2011, respectively.

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

Sales Incentives — The Company uses certain sales incentive programs related to certain of the Company’s retail operations, such as customer loyalty programs and the issuance of coupons. The Company’s loyalty programs are structured such that customers receive gift cards for future use after specified levels of spending are achieved within a specified time period. Costs associated with the Company’s loyalty programs are recorded ratably as a cost of goods sold based on enrolled customers’ spending. Costs associated with coupons are recorded as a reduction of revenue at the time of coupon redemption.

Cost of Goods Sold and Selling, General and Administrative Expenses — Costs associated with the production and procurement of product are included in cost of goods sold, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges. All other expenses, excluding interest and income taxes, are included in selling, general and administrative expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities and payroll.

Shipping and Handling Fees — Shipping and handling fees billed to customers are included in net sales.

Advertising — Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue. Advertising expenses totaled $392,472, $350,615 and $370,153 in 2013, 2012 and 2011, respectively. Prepaid advertising expenses recorded in prepaid expenses and other assets totaled $4,670 and $3,126 at February 2, 2014 and February 3, 2013, respectively.

Sales Taxes — The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue.

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

Significant judgment is required in assessing the timing and amount of deductible and taxable items, evaluating tax positions and in determining the income tax provision. The Company recognizes income tax benefits only when it is more likely than not that the tax position will be fully sustained upon review by taxing authorities, including resolution of related appeals or litigation processes, if any. If the recognition threshold is met, the Company measures the tax benefit at the largest amount with a greater than 50 percent likelihood of being realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, the Company does not recognize any portion of that benefit in the financial statements. When the outcome of these tax matters changes, the change in estimate impacts the provision for income taxes in the period that such a determination is made. The Company recognizes interest and penalties related to unrecognized tax benefits in the Company’s income tax provision.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Foreign Currency Translation and Transactions — The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the exchange rates in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. Any adjustments resulting from such translation are recorded in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). Gains and losses on the translation of intercompany loans made between foreign subsidiaries that are of a long-term investment nature are also included in AOCI. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity are principally included in selling, general and administrative expenses and totaled a loss of $4,586, $1,911 and $5,729 in 2013, 2012 and 2011, respectively.

Financial Instruments — The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows associated with certain international inventory purchases. In addition, the Company has exposure to changes in foreign currency exchange rates on certain intercompany loans. To help manage these exposures, the Company uses foreign currency forward exchange contracts. The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company entered into interest rate swap agreements to hedge against this exposure. The Company had also entered into an interest rate cap agreement, which expired on September 6, 2012. The Company does not use derivative financial instruments for speculative or trading purposes. The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair values of the interest rate contracts are based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts (collectively referred to as “cash flow hedges”) that are designated as effective hedging instruments are recorded in equity as a component of AOCI. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings. The Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments, including all of the foreign currency forward exchange contracts related to intercompany loans, which are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. Cash flows from the Company’s derivative instruments are presented in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

Balance Sheet Classification of Early Settlements of Long-Term Obligations — The Company classifies obligations settled after the balance sheet date but prior to the issuance of the financial statements based on the contractual payment terms of the underlying agreements.

Pension and Other Postretirement Plans — Employee pension benefits earned during the year, as well as interest on the projected benefit obligations or accumulated benefit obligations, are accrued quarterly. Prior service costs and credits resulting from changes in plan benefits are generally amortized over the average remaining service period of the employees expected to receive benefits. The expected return on plan assets is recognized quarterly and determined by applying the assumed return on assets to the actual fair value of plan assets adjusted for expected benefit payments, contributions and plan expenses. Actuarial gains and losses are recognized in the Company’s operating results in the year in which they occur. These gains and losses are measured at least annually at the end of the Company’s fiscal year and, as such, are generally recorded during the fourth quarter of each year. Please see Note 11, “Retirement and Benefit Plans” for a further discussion of the Company’s pension and other postretirement plans.

Stock-Based Compensation — The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their grant date fair values. Please see Note 13, “Stock-Based Compensation” for a further discussion.

Recently Issued Accounting Standards — The FASB issued in February 2013 guidance that requires an entity to provide information about significant amounts reclassified out of AOCI. For amounts that are required to be reclassified in their entirety to net income in the same reporting period, an entity must report the amounts by component and their corresponding effect on the respective line items of net income. Such information is required to be presented either on the face of the financial

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

statements or as a separate disclosure in the footnotes to the financial statements. For other amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures. This guidance became effective for the Company in the first quarter of 2013. The adoption did not have any impact on the Company’s consolidated results of operations or financial position.

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

The FASB issued in July 2013 guidance that requires an entity to present an uncertain tax positions, or a portion of an uncertain tax position, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, to the extent (i) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the uncertain tax position should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance becomes effective prospectively for the Company in the first quarter of 2014. The adoption is not expected to have any impact on the Company’s consolidated results of operations or financial position.

Reclassifications — Certain reclassifications have been made to the consolidated financial statements and the notes thereto for the prior year periods to present that information on a basis consistent with the current year. Please see Note 4, “Goodwill and Other Intangible Assets,” and Note 19, “Segment Data,” for discussions of changes in reporting related to these areas.

2.      ACQUISITIONS AND DIVESTITURES

Acquisition of Warnaco

The Company acquired on February 13, 2013 all of the outstanding equity interests in Warnaco. The results of Warnaco’s operations since that date are included in the Company’s consolidated financial statements. Warnaco designs, sources, markets and distributes a broad line of intimate apparel, underwear, jeanswear and swim products worldwide. Warnaco’s products are sold under the Calvin Klein, Speedo, Warner’s and Olga brand names and were also previously sold under the Chaps brand name. Ralph Lauren Corporation reacquired the Chaps license effective contemporaneously with the Company’s acquisition of Warnaco.

The Warnaco acquisition provided the Company with complete direct global control of the Calvin Klein brand image and commercial decisions for the two largest Calvin Klein apparel categories — jeanswear and underwear. In addition, the Company believes the acquisition takes advantage of its and Warnaco’s complementary geographic platforms. Warnaco’s operations in Asia and Latin America should enhance the Company’s opportunities in those high-growth regions, and the Company has the ability to leverage its expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein Jeans and Calvin Klein Underwear businesses in those regions.

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

Please see Note 4, “Goodwill and Other Intangible Assets,” Note 7, “Debt,” Note 12, “Stockholders’ Equity,” and Note 13, “Stock-Based Compensation,” for a further discussion of these aspects of the acquisition.

The Company incurred certain pre-tax costs directly associated with the acquisition, including short-lived non-cash valuation adjustments and amortization, totaling approximately $170,000, of which approximately $43,000 was recorded in 2012 and approximately $127,000 was recorded during 2013. Please see Note 16, “Activity Exit Costs,” for a discussion of restructuring costs incurred during 2013 associated with the acquisition.

The operations acquired with Warnaco had total revenue of $2,085,135 and a net loss, after non-cash valuation adjustments and amortization and integration costs, of $(45,254) for the period from the date of acquisition through February 2, 2014. These amounts are included in the Company’s results of operations for the year then ended.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the year ended February 2, 2014 and February 3, 2013, as if the acquisition and the related financing transactions had occurred on January 30, 2012 (the first day of its fiscal year ended February 3, 2013) instead of on February 13, 2013. The pro forma results were calculated applying the Company’s accounting policies and reflect (i) the impact on revenue, cost of goods sold and selling, general and administrative expenses resulting from the elimination of intercompany transactions; (ii) the impact on depreciation and amortization expense based on fair value adjustments to Warnaco’s property, plant and equipment and intangible assets recorded in connection with the acquisition; (iii) the impact on interest expense resulting from changes to the Company’s capital structure in connection with the acquisition; (iv) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; (v) the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the years ended February 2, 2014 and February 3, 2013; and (vi) the tax effects of the above adjustments. The pro forma results do not include any realized or anticipated cost synergies or other effects of the integration of Warnaco. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on January 30, 2012, nor are they indicative of the future operating results of the combined company.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

	Pro Forma
	Year Ended
	2/2/14	2/3/13
Total revenue	$8,249,381	$8,056,422
Net income attributable to PVH Corp.	441,694	379,439

Allocation of the Acquisition Consideration

The following table summarizes the fair values of the assets acquired and liabilities and redeemable non-controlling interest assumed at the date of acquisition:

Cash and cash equivalents	$364,651
Trade receivables	286,720
Other receivables	46,859
Inventories	442,926
Prepaid expenses	38,743
Other current assets	56,040
Property, plant and equipment	123,257
Goodwill	1,513,172
Tradenames	604,600
Other intangibles	1,023,700
Other assets	169,332
Total assets acquired	4,670,000
Accounts payable	180,059
Accrued expenses	260,482
Short-term borrowings	26,927
Current portion of long-term debt	2,000
Long-term debt	195,000
Other liabilities	862,876
Total liabilities assumed	1,527,344
Redeemable non-controlling interest	5,600
Total fair value of acquisition consideration	$3,137,056

The Company finalized the purchase price allocation during the fourth quarter of 2013.

During the process of finalizing the purchase price allocation in the fourth quarter of 2013, the Company received additional information about facts and circumstances that existed as of the Warnaco acquisition date. As a result of the receipt of new information, which was included in the final valuation report received from a third-party valuation firm, and considering the results of that report, the Company estimated the fair value of the order backlog acquired as part of the Warnaco acquisition to be $24,100 lower than the estimated provisional amount. As a result of this adjustment to fair value, the carrying amount of the order backlog (which was being amortized principally over six months) was retrospectively decreased as of February 13, 2013, with a corresponding increase to goodwill and other intangible assets (net of related deferred taxes), and the related order backlog amortization expense for the first and second quarters of 2013 was reduced. The Company recorded these measurement period adjustments in the fourth quarter of 2013 and applied the adjustments retrospectively in accordance with FASB guidance for business combinations. The measurement period adjustments were included in the results of the Calvin Klein International segment. Please see the section entitled “Selected Quarterly Financial Data - Unaudited” on pages F-57 and F-58 for the impacts of these adjustments on first and second quarter 2013 net income and earnings per share.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

In connection with the acquisition, the Company recorded goodwill of $1,513,172, which was assigned to the Company’s Calvin Klein North America, Calvin Klein International, Tommy Hilfiger North America, Tommy Hilfiger International, Heritage Brands Wholesale and Heritage Brands Retail segments in the amounts of $456,032, $658,575, $5,900, $296,500, $84,265, and $11,900 respectively. In accordance with FASB guidance, the goodwill acquired in the Warnaco acquisition was assigned as of the acquisition date to the Company’s reporting units that are expected to benefit from the synergies of the combination. For those reporting units that had not been assigned any of the assets acquired or liabilities assumed in the acquisition, the amount of goodwill assigned was determined by calculating the estimated fair value of such reporting units before the acquisition and their estimated fair values after the acquisition. None of the goodwill is expected to be deductible for tax purposes.

The Company also recorded other intangible assets of $1,628,300, which included reacquired license rights of $593,300, order backlog of $73,000 and customer relationships of $149,800, which are all amortizable, as well as tradenames of $604,600 and perpetual license rights of $207,600, which have indefinite lives.

Sale of Chaps Sportswear Assets

Contemporaneously with the Company’s acquisition of Warnaco, Ralph Lauren Corporation reacquired the Chaps license. The Chaps sportswear business was previously operated by Warnaco under such license. In connection with this transaction, the Company sold all of the assets of the Chaps sportswear business, which consisted principally of inventory, to Ralph Lauren Corporation for gross proceeds of $18,278.

Sale of Bass Business

On November 4, 2013, the Company sold substantially all of the assets of its G.H. Bass & Co. (“Bass”) business. The decision to sell these assets was based on the Company’s strategy to drive growth through its higher-margin Calvin Klein and Tommy Hilfiger businesses.

The Company completed the sale of these assets for gross proceeds of $49,236 and recorded a loss of $15,997, which represents the excess of the carrying value of the assets over the proceeds received, plus costs to sell. This loss is principally included in selling, general and administrative expenses in the Company’s Consolidated Income Statements for the year ended February 2, 2014.

A small number of the Company’s Bass stores were excluded from the sale and were deemed to be impaired as of the end of the third quarter of 2013. The Company recorded a loss of $1,161 related to the impaired stores. Please see Note 10, “Fair Value Measurements,” for a further discussion. In addition, the Company recorded a gain of $3,255 as a result of writing off certain liabilities in connection with the transaction. The Company also recognized costs related to severance and termination benefits for certain Bass employees, which totaled $1,952. The above-mentioned items are included in selling, general and administrative expenses in the Company’s Consolidated Income Statements for the year ended February 2, 2014 and are included in the Heritage Brands Retail segment.

In connection with the sale, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale. The estimated fair value of these guarantee obligations at the time of the sale was $4,373, which was recorded in the Heritage Brands Retail segment and is included in selling, general and administrative expenses in the Company’s Consolidated Income Statements for the year ended February 2, 2014 and accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet as of February 2, 2014. Please see Note 10, “Fair Value Measurements,” and Note 20, “Guarantees,” for a further discussion.

In connection with the items outlined above, the Company recorded a net pre-tax loss of $20,228 during 2013.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Acquisition of Russia Franchisee

During the fourth quarter of 2013, the Company acquired three Tommy Hilfiger stores in Russia from a former Tommy Hilfiger franchisee. The Company paid $6,033 as consideration for this transaction. This transaction was accounted for as a business combination.

Acquisition of Netherlands Franchisee

During the third quarter of 2012, the Company acquired from a former Tommy Hilfiger franchisee in the Netherlands 100% of the share capital of ten affiliated companies, which operate 13 Tommy Hilfiger stores in the Netherlands. The Company paid $13,104 as consideration for this transaction, which was accounted for as a business combination.

Reacquisition of Tommy Hilfiger Tailored Apparel License

During 2011, the Company entered into agreements to reacquire from a licensee, prior to the expiration of the license, the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership was effective December 31, 2012. Under these agreements, the Company made a payment of $9,641 to the licensee during the fourth quarter of 2011 and an additional payment of $24,752 to the licensee during the fourth quarter of 2012. This reacquisition was accounted for as a business combination.

Reacquisition of Perpetually Licensed Rights for Tommy Hilfiger in India

During the third quarter of 2011, the Company reacquired the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited (“GVM”). The transaction was accounted for as a business combination. The Company paid $25,000 as consideration for this transaction. In addition, the Company is required to make annual contingent purchase price payments into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India following the acquisition date. Such payments are subject to a $25,000 aggregate maximum and are due within 60 days following each one-year period. The Company made contingent annual purchase price payments of $429 and $185 during 2013 and 2012, respectively. The estimated fair value of future payments as of February 2, 2014 is $4,237. Please see Note 10, “Fair Value Measurements,” for a further discussion.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

3.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

	2013	2012
Land	$2,706	$1,057
Buildings and building improvements	108,289	73,003
Machinery, software and equipment	388,043	297,714
Furniture and fixtures	291,051	271,690
Shop-in-shops	123,530	101,338
Leasehold improvements	512,739	437,023
Construction in progress	8,490	2,873
Property, plant and equipment, gross	1,434,848	1,184,698
Less: Accumulated depreciation	(722,770)	(623,363)
Property, plant and equipment, net	$712,078	$561,335

Construction in progress at February 2, 2014 and February 3, 2013 represents costs incurred for machinery, software and equipment, furniture and fixtures and leasehold improvements not yet placed in use, principally related to the construction of retail stores. Interest costs capitalized in construction in progress were immaterial during 2013, 2012 and 2011.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of January 29, 2012
Goodwill, gross	$181,578	$174,457	$198,501	$1,112,797	$155,142	$—	$1,822,475
Accumulated impairment losses	—	—	—	—	—	—	—
Goodwill, net	181,578	174,457	198,501	1,112,797	155,142	—	1,822,475
Contingent purchase price payments to Mr. Calvin Klein	25,505	26,210	—	—	—	—	51,715
Goodwill from acquisition of Netherlands franchisee	—	—	—	11,036	—	—	11,036
Goodwill from reacquisition of Tommy Hilfiger tailored apparel license	—	—	—	23,735	—	—	23,735
Currency translation	—	875	—	49,051	—	—	49,926
Balance as of February 3, 2013
Goodwill, gross	207,083	201,542	198,501	1,196,619	155,142	—	1,958,887
Accumulated impairment losses	—	—	—	—	—	—	—
Goodwill, net	207,083	201,542	198,501	1,196,619	155,142	—	1,958,887
Contingent purchase price payments to Mr. Calvin Klein	25,158	25,853	—	—	—	—	51,011
Goodwill from acquisition of Russian franchisee	—	—	—	5,033	—	—	5,033
Goodwill from acquisition of Warnaco	456,032	658,575	5,900	296,500	84,265	11,900	1,513,172
Currency translation	(4,624)	(8,213)	—	(8,276)	(219)	—	(21,332)
Balance as of February 2, 2014
Goodwill, gross	683,649	877,757	204,401	1,489,876	239,188	11,900	3,506,771
Accumulated impairment losses	—	—	—	—	—	—	—
Goodwill, net	$683,649	$877,757	$204,401	$1,489,876	$239,188	$11,900	$3,506,771

In accordance with FASB guidance, the goodwill acquired in the Warnaco acquisition was assigned as of the acquisition date to the Company’s reporting units that are expected to benefit from the synergies of the combination. For those reporting units that had not been assigned any of the assets acquired or liabilities assumed in the acquisition, the amount of goodwill assigned was determined by calculating the estimated fair value of such reporting units before the acquisition and their estimated fair values after the acquisition.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The Company’s intangible assets consisted of the following:

	February 2, 2014			February 3, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships(1)	$335,688	$(68,260)	$267,428	$190,383	$(41,158)	$149,225
Covenants not to compete	2,220	(2,220)	—	2,220	(2,220)	—
Order backlog(1)	104,392	(104,392)	—	32,287	(32,287)	—
Reacquired license rights(1)	578,634	(23,016)	555,618	8,565	(3,636)	4,929
Total intangible assets subject to amortization	1,020,934	(197,888)	823,046	233,455	(79,301)	154,154

Indefinite-lived intangible assets:
Tradenames(1)	3,010,274	—	3,010,274	2,413,809	—	2,413,809
Perpetual license rights(1)	205,953	—	205,953	—	—	—
Reacquired perpetual license rights	12,916	—	12,916	13,042	—	13,042
Total indefinite-lived intangible assets	3,229,143	—	3,229,143	2,426,851	—	2,426,851
Total intangible assets	$4,250,077	$(197,888)	$4,052,189	$2,660,306	$(79,301)	$2,581,005

(1) Change from February 3, 2013 to February 2, 2014 primarily relates to intangible assets recorded in connection with the Warnaco acquisition. The acquired customer relationships are amortized principally over 10 years, order backlog was amortized principally over 6 months and reacquired license rights are amortized principally over 33 years from the date of the acquisition. As of February 2, 2014, the weighted average life of the amortizable intangible assets recorded in connection with the acquisition of Warnaco was 27.8 years.

Amortization expense related to the Company’s amortizable intangible assets was $118,587 and $12,902 for 2013 and 2012, respectively.

Assuming constant exchange rates and no change in the gross carrying amount of the intangible assets, amortization expense for the next five years related to the Company’s intangible assets as of February 2, 2014 is expected to be as follows:

Fiscal Year	Amount
2014	$45,358
2015	45,009
2016	45,009
2017	45,009
2018	45,009

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

5.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Australia

The Company formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”) in 2013, in which the Company owns a 50% economic interest. The joint venture licenses from a subsidiary of the Company the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the joint venture agreement, the Company contributed to the joint venture its subsidiaries that were operating the Calvin Klein jeans businesses in Australia and New Zealand. Upon completion of this contribution, which took place on the first day of fiscal year 2014, the Company deconsolidated these subsidiaries. The Company made a payment of $708 to PVH Australia during 2013 to contribute its 50% share of the initial funding. The Company will account for its investment in this joint venture under the equity method of accounting. Subsequent to February 2, 2014, the Company made an additional payment of $9,669 to PVH Australia to contribute its 50% share of funding. Such amount was placed into an escrow account prior to the end of 2013 and is classified as restricted cash, which is included in other current assets in the Company’s Consolidated Balance Sheets as of February 2, 2014.

Brazil

The Company formed a joint venture, Tommy Hilfiger do Brasil S.A., in Brazil in 2012, in which the Company owns a 40% economic interest. The joint venture holds an exclusive license for the Tommy Hilfiger brand in Brazil that became effective on January 4, 2013. The Company made payments of $2,760 and $6,464, to Tommy Hilfiger do Brasil S.A. during 2013 and 2012, respectively, to contribute its 40% share of the joint venture funding. This investment is being accounted for under the equity method of accounting.

China

The Company formed a joint venture, TH Asia Ltd., in China in 2010, in which the Company owns a 45% economic interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution business in China from the prior licensee on August 1, 2011. The Company made payments totaling $17,100 to TH Asia Ltd. during 2011 to contribute its 45% share of funding. This investment is being accounted for under the equity method of accounting.

India

The Company acquired in 2011 for $30,000 a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India is the direct licensee of the Tommy Hilfiger trademarks in India for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license, and sublicenses the trademarks for certain other product categories. The Company made additional payments totaling $1,900 and $1,600 to TH India during 2012 and 2011, respectively, to contribute its 50% share of the joint venture funding. This investment is being accounted for under the equity method of accounting.

Included in other assets in the Company’s Consolidated Balance Sheets as of February 2, 2014 and February 3, 2013 is $71,331 and $62,021, respectively, related to these investments in unconsolidated affiliates.

6.      REDEEMABLE NON-CONTROLLING INTEREST

As a result of the acquisition of Warnaco, the Company owns a 51% interest in a joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”), that, as of February 2, 2014, was consolidated in the Company’s financial statements.

The Shareholders Agreement entered into by the parties to the joint venture (the “Shareholders Agreement”) contains a put option under which the non-controlling shareholders can require the Company to purchase all or a portion of their shares in the joint venture (i) at any date with respect to one of the non-controlling shareholders, who holds a 24% interest; and (ii) after July 8, 2015, or at any date if the Company commits a material breach, as defined in the Shareholders Agreement, that is not cured, or becomes insolvent, with respect to the other non-controlling shareholder, who holds a 25% interest. The put price is

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

the fair market value of the shares on the redemption date based upon a multiple of the joint venture’s earnings before interest, taxes, depreciation and amortization for the prior 12 months, less the joint venture’s net debt and any amounts owed to the Company by the non-controlling shareholders.

The Shareholders Agreement also contains a call option, under which the Company can require any of the non-controlling shareholders to sell their shares to the Company (i) at any date in the event that any non-controlling shareholder commits a material breach, as defined in the Shareholders Agreement, under any of the agreements related to the joint venture, that is not cured; or (ii) at any date after July 8, 2015. The call price is determined by the same method as the put price (as described above). During the second quarter of 2013, the Company gave notice to the non-controlling shareholders that it was exercising the call option due to a continuing material breach by the non-controlling shareholders. As of February 2, 2014, the sale of the non-controlling interests had not yet been consummated.

The fair value of the non-controlling interest as of the date of the Warnaco acquisition was $5,600. Subsequent changes in the fair value of the redeemable non-controlling interest are recognized immediately as they occur, since a portion of the non-controlling interest is currently redeemable and it is probable that the other portion will become redeemable in the future based on the passage of time. The carrying amount of the redeemable non-controlling interest is adjusted to equal the fair value at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value. Any fair value adjustment to the carrying amount is determined after attribution of net income and other comprehensive income of the non-controlling interest. After initial measurement, the attribution of any net losses of the non-controlling interest cannot exceed the amount of any increase in fair value above the initial fair value. Any fair value adjustment to the carrying amount of the redeemable non-controlling interest will be recognized immediately in retained earnings of the Company. After adjusting the carrying amount for the net loss and other comprehensive loss attributable to the non-controlling interest during 2013, an adjustment to the Company’s retained earnings of $2,149 was necessary to increase the fair value of the redeemable non-controlling interest, as of February 2, 2014, to the initial fair value of $5,600.

7.      DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000,000 (approximately $10,000 based on exchange rates in effect on February 2, 2014) and is utilized to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate (“TIBOR”) plus 0.30%. Such facility renews automatically unless the Company gives notice of termination. As of February 2, 2014, the Company had $4,892 of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at February 2, 2014 was 0.37%. The maximum amount of borrowings outstanding under this facility during 2013 was approximately $10,000.

One of the Company’s European subsidiaries acquired as part of the Warnaco acquisition has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which are used to fund working capital needs. There were no borrowings outstanding under these facilities as of February 2, 2014. The maximum amount of borrowings outstanding under these facilities during 2013 was approximately $25,300.

One of the Company’s Asian subsidiaries acquired as part of the Warnaco acquisition has Rupee-denominated short-term revolving credit facilities with a local lender. These facilities provide for total borrowings of up to ₨195,000 (approximately $3,100 based on exchange rates in effect on February 2, 2014) and are utilized to fund working capital needs. Borrowings under these facilities bear interest at various interest rates, primarily based on a base rate set by the lending bank. As of February 2, 2014, the Company had $1,904 of borrowings outstanding under these facilities and the weighted average interest rate on the funds borrowed at February 2, 2014 was 6.97%. The maximum amount of borrowings outstanding under these facilities during 2013 was approximately $2,700.

One of the Company’s Asian subsidiaries acquired as part of the Warnaco acquisition has a short-term $10,000 revolving credit facility to be used to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility was renewed in December 2013 and may be renewed

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

annually in the future. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the year ended February 2, 2014.

One of the Company’s Asian subsidiaries acquired as part of the Warnaco acquisition has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3,000,000 (approximately $2,800 based on exchange rates in effect on February 2, 2014) and is utilized to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the year ended February 2, 2014.

One of the Company’s Latin American subsidiaries acquired as part of the Warnaco acquisition has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$69,000 (approximately $28,400 based on exchange rates in effect on February 2, 2014) and are utilized to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the year ended February 2, 2014.

In addition, the Company has certain other facilities, under which there were no borrowings outstanding as of or during the year ended February 2, 2014.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

	2013	2012

Senior secured Term Loan A facility due 2018	$1,630,662	$—
Senior secured Term Loan B facility due 2020	932,895	—
4 1/2% senior unsecured notes	700,000	700,000
7 3/8% senior unsecured notes	600,000	600,000
7 3/4% debentures	99,664	99,642
Senior secured Term Loan A facility due 2016 - United States dollar-denominated	—	560,000
Senior secured Term Loan B facility due 2016 - United States dollar-denominated	—	340,000
Total	3,963,221	2,299,642
Less: Current portion of long-term debt	85,000	88,000
Long-term debt	$3,878,221	$2,211,642

Please refer to Note 10, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of February 2, 2014 and February 3, 2013.

Subsequent to February 2, 2014, the Company amended and restated its senior secured credit facilities (which are discussed below in the section entitled “2013 Senior Secured Credit Facilities”) and borrowed additional amounts thereunder and redeemed its $600,000 7 3/8% senior notes due May 15, 2020. Please see Note 22, “Subsequent Events (Unaudited),” for a further discussion. The following discussion is for the Company’s debt as of February 2, 2014 and does not give effect to such amendment and restatement and redemption.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

As of February 2, 2014, the Company’s mandatory long-term debt repayments for the next five years were as follows:

2014	$85,000
2015	116,875
2016	159,375
2017	170,000
2018	1,105,000

As of February 2, 2014, after taking into account the interest rate swap agreements discussed in the section entitled “2013 Senior Secured Credit Facilities” below, which were in effect as of such date, approximately 70% of the Company’s long-term debt was at a fixed rate, with the remainder at variable rates.

2011 Senior Secured Credit Facilities

On May 6, 2010, the Company entered into senior secured credit facilities, which it amended and restated on March 2, 2011 (the “2011 facilities”). The 2011 facilities consisted of a Euro-denominated Term Loan A facility, a United States dollar-denominated Term Loan A facility, a Euro-denominated Term Loan B facility, a United States dollar-denominated Term Loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The 2011 facilities provided for initial borrowings of up to an aggregate of approximately $1,970,000 (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1,520,000 of term loan facilities; and (ii) approximately $450,000 of revolving credit facilities.

The Company made payments of $299,598 on its term loans under the 2011 facilities during 2012.

On February 13, 2013, in connection with the Warnaco acquisition, the Company modified and extinguished the 2011 facilities and repaid all outstanding borrowings thereunder, as discussed in the section entitled “2013 Senior Secured Credit Facilities” below.

2013 Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, the Company entered into new senior secured credit facilities (the “2013 facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under the 2011 facilities and repay all of Warnaco’s previously outstanding long-term debt. The 2013 facilities consist of a $1,700,000 United States dollar-denominated Term Loan A (recorded net of an original issue discount of $7,325 as of the acquisition date), a $1,375,000 United States dollar-denominated Term Loan B (recorded net of an original issue discount of $6,875 as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750,000 (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475,000 United States dollar-denominated revolving credit facility, (b) a $25,000 United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185,850 Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs. In connection with entering into the 2013 facilities and repaying all outstanding borrowings under the 2011 facilities and all of Warnaco’s previously outstanding long-term debt, the Company paid debt issuance costs of $67,370 (of which $34,638 was expensed as debt modification and extinguishment costs and $32,732 is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $5,757 to write-off previously capitalized debt issuance costs.

The revolving credit facilities include amounts available for letters of credit. As of February 2, 2014, the Company had drawn no revolving credit borrowings and approximately $56,111 of letters of credit. A portion of both United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the greater of (a) $750,000 and (b) $1,250,000 as long as the

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2013 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase, plus, in either case, an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated). The lenders under the 2013 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During 2013, the Company made payments of $500,188 on its term loans under the 2013 facilities, the majority of which was voluntary. As of February 2, 2014, the Company had total term loans outstanding of $2,563,557, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to the above-mentioned voluntary payments, the Company is not required to make any additional mandatory repayments under Term Loan B prior to maturity.

The outstanding borrowings under the 2013 facilities are prepayable at any time without penalty. The terms of the 2013 facilities require the Company to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions and (c) a percentage of excess cash flow, which percentage is based upon the Company’s net leverage ratio during the relevant fiscal period.

The United States dollar-denominated borrowings under the 2013 facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1.00% and (iii) a one-month adjusted Eurocurrency rate plus 1.00% (provided that, in the case of Term Loan B, in no event will the base rate be deemed to be less than 1.75%) or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the new facilities (provided that, in the case of Term Loan B, in no event will the adjusted Eurocurrency rate be deemed to be less than 0.75%).

Canadian dollar-denominated borrowings under the revolving credit facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian Dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian Dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the new facilities.

The borrowings under the revolving credit facilities in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the new facilities.

The current applicable margins are in the case of Term Loan A and the revolving credit facilities, 2.00% for adjusted Eurocurrency rate loans and 1.00% for base rate loans, as applicable. The applicable margins in the case of Term Loan B are fixed at 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal year ending February 2, 2014, the applicable margin for borrowings under Term Loan A and the revolving credit facilities is subject to adjustment based on the Company’s year-end net leverage ratio.

During 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228,750 of the Company’s variable rate debt obligation under its United States dollar-denominated senior secured Term Loan A facility, or any replacement facility with similar terms, to fixed rate debt. As of February 2, 2014, the notional amount outstanding was $1,091,492. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated, and it will pay a fixed rate of 0.604%, plus the current applicable margin.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

During 2011, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632,000 of the Company’s variable rate debt obligation under its previously outstanding United States dollar-denominated senior secured Term Loan A facility, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding, with a notional amount of $326,008 as of February 2, 2014, subsequent to the repayment of the Company’s previously outstanding 2011 facility and, as of February 2, 2014, is converting a portion of the Company’s variable rate debt obligation under its Term Loan A facility in the 2013 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the three-month LIBOR is eliminated, and it will pay a fixed rate of 1.197%, plus the current applicable margin.

The outstanding notional amount of each interest rate swap will be adjusted according to pre-set schedules during the term of each swap agreement such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the Term Loan A facility is expected to always equal or exceed the then-outstanding combined notional amount of the interest rate swaps.

In addition, during 2011, the Company entered into an interest rate cap agreement for a 15-month term commencing on June 6, 2011. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of €165,895 of the Company’s variable rate debt obligation under its previously outstanding Euro-denominated senior secured Term Loan A and B facilities. Such cap agreement expired September 6, 2012.

The 2013 facilities contain covenants that restrict the Company’s ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in its interest or to satisfy its obligations under its other outstanding debt. These covenants restrict the Company’s ability to, among other things:

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

The 2013 facilities require the Company to comply with certain financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the applicable facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable, which would result in acceleration of the Company’s other debt. If the Company was unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of the Company’s other indebtedness.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

7 3/8% Senior Notes Due 2020

On May 6, 2010, the Company issued $600,000 principal amount of 7 3/8% senior notes due May 15, 2020. Interest on the notes was payable semi-annually in arrears on May 15 and November 15 of each year.

During the fourth quarter of 2012, the Company received the requisite consents from holders of these notes to amend the indenture governing the notes. Under the terms of the consent solicitation, the Company paid $5,749 during the fourth quarter of 2012 to the holders of the notes. The Company redeemed the notes in March 2014. Please see Note 22, “Subsequent Events (Unaudited),” for a further discussion.

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

Interest paid was $170,756, $96,687 and $111,433 in 2013, 2012 and 2011, respectively.

8.      INCOME TAXES

The domestic and foreign components of income before provision for income taxes were as follows:

	2013	2012	2011
Domestic	$98,772	$229,080	$127,393
Foreign	229,994	314,032	235,692
Total	$328,766	$543,112	$363,085

Taxes paid were $45,813, $55,502 and $71,873 in 2013, 2012 and 2011.

The provision (benefit) for income taxes attributable to income consisted of the following:

	2013	2012	2011
Federal:
Current	$116,950	$18,743	$18,053
Deferred	(29,331)	35,766	17,880
State and local:
Current	5,848	4,716	9,128
Deferred	(5,164)	6,305	(2,802)
Foreign:
Current	124,664	35,826	45,324
Deferred	(27,683)	7,916	(195)
Total	$185,284	$109,272	$87,388

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The Company’s provision for income taxes for the years 2013, 2012 and 2011 was different from the amount computed by applying the statutory United States federal income tax rates to the underlying income as follows:

	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(3.0)%	1.2%	0.8%
Effects of international jurisdictions, including foreign tax credits	(23.9)%	(14.3)%	(10.9)%
Nondeductible professional fees in connection with acquisitions	—%	1.0%	—%
Change in estimates for uncertain tax positions	44.3%	0.7%	(0.3)%
Previously unrecognized tax credits	—%	(1.0)%	—%
Decreases in international income tax rates	—%	—%	(1.4)%
Change in valuation allowance	5.8%	(1.6)%	(1.6)%
Other, net	(1.8)%	(0.9)%	2.5%
Effective tax rate	56.4%	20.1%	24.1%

In 2013, the Company recorded $145,525 of tax expense, which increased the 2013 effective tax rate by 44.3% and is displayed in the above table as change in estimates for uncertain tax positions. The majority of this expense relates to an increase to the Company’s previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements. Such liabilities are expected to continue to be adjusted as facts and circumstances change. Also in 2013, the Company recorded expense of $19,227, which increased the 2013 effective tax rate by 5.8%. The majority of this expense relates to valuation allowances recorded on deferred tax assets from the Company’s business in Japan, as well as certain domestic state and local deferred tax assets.

Effects of international jurisdictions, including foreign tax credits, reflected in the above table for 2013, 2012 and 2011 include not only those taxes at statutory income tax rates but also taxes at special rates levied on income from certain jurisdictional activities. The Company expects to benefit from these special rates until 2023.

The components of deferred income tax assets and liabilities were as follows:

	2013	2012
Gross deferred tax assets
Tax loss and credit carryforwards	$282,888	$95,665
Employee compensation and benefits	82,414	102,105
Inventories	18,047	13,765
Accounts receivable	26,698	12,751
Accrued expenses	38,051	22,844
Other, net	40,194	8,022
Subtotal	488,292	255,152
Valuation allowances	(43,553)	(9,945)
Total gross deferred tax assets, net of valuation allowances	$444,739	$245,207
Gross deferred tax liabilities
Intangibles	$(1,197,118)	$(712,496)
Property, plant and equipment	(75,113)	(22,732)
Total gross deferred tax liabilities	$(1,272,231)	$(735,228)
Net deferred tax liability	$(827,492)	$(490,021)

At the end of 2013, the Company had federal net operating loss carryforwards of approximately $3,926, tax effected state tax loss carryforwards of approximately $37,984, which at current apportionment percentages would equate to approximately $1,404,744 of income (which is subject to change based upon future apportionment percentages), foreign net operating loss

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

carryforwards of $451,085 and federal, state and local carryforwards of $183,610. The carryforwards expire principally between 2014 and 2033. The valuation allowance increase relates primarily to tax attributes (e.g., state, local and foreign net operating loss carryforwards) for which the Company currently believes it is more likely than not that a portion of these losses will be realized.

The Company does not provide for deferred taxes on the excess of financial reporting over tax basis on its investments in all of its foreign subsidiaries that are essentially permanent in duration. The earnings that are permanently reinvested were $1,723,499 as of February 2, 2014. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Uncertain tax positions activity for each of the last two years was as follows:

	2013	2012
Balance at beginning of year	$197,964	$184,004
Increase due to assumed Warnaco positions	142,778	—
Increases related to prior year tax positions	123,396	3,775
Decreases related to prior year tax positions	(3,194)	(2,747)
Increases related to current year tax positions	64,059	22,114
Lapses in statute of limitations	(38,290)	(10,939)
Effects of foreign currency translation	(1,004)	1,757
Balance at end of year	$485,709	$197,964

The entire amount of uncertain tax positions as of February 2, 2014, if recognized, would reduce the future effective tax rate under current accounting provisions.

Interest and penalties related to uncertain tax positions are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Income Statements totaled an expense of $15,306 and $3,420 for 2013 and 2012, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of February 2, 2014 and February 3, 2013 totaled $67,853 and $13,997, respectively. The Company records its liabilities for uncertain tax positions principally in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets based on the anticipated timing of relieving such liabilities.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. With few exceptions, examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2005. It is reasonably possible that a reduction of uncertain tax positions in a range of $70,000 to $100,000 may occur within 12 months of February 2, 2014.

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

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into interest rate swap agreements to hedge against this exposure. The Company had also entered into an interest rate cap agreement, which expired on September 6, 2012. Please see Note 7, “Debt,” for a further discussion of the Company’s senior secured term loan facilities and these agreements.

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts (collectively referred to as “cash flow hedges”) that are designated as effective hedging instruments are recorded in equity as a component of

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

AOCI. The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings and no contracts were excluded from effectiveness testing. In addition, the Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), including all of the foreign currency forward exchange contracts related to intercompany loans, which are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	2013	2012	2013	2012
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$4,978	$4,693	$6,170	$13,460
Interest rate contracts	2,189	—	6,821	5,058
Total contracts designated as cash flow hedges	7,167	4,693	12,991	18,518
Undesignated contracts:
Foreign currency forward exchange contracts (intercompany loans)	786	—	53	—
Total undesignated contracts	786	—	53	—
Total	$7,953	$4,693	$13,044	$18,518

At February 2, 2014, the notional amount outstanding of foreign currency forward exchange contracts for inventory purchases and intercompany loans was approximately $544,000 and $87,000, respectively. Such contracts expire between February 2014 and January 2015 for inventory purchases and between February 2014 and March 2014 for intercompany loans.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		(Loss) Gain Reclassified from AOCI into (Expense) Income (Effective Portion)

			Location	Amount
	2013	2012		2013	2012
Foreign currency forward exchange contracts (inventory purchases)	$4,763	$(7,535)	Cost of goods sold	$(1,061)	$12,536
Interest rate contracts	(5,879)	(1,683)	Interest expense	(6,305)	(4,532)
Total	$(1,116)	$(9,218)		$(7,366)	$8,004

There was no ineffective portion of hedges designated as cash flow hedging instruments during 2013 or 2012.

A net loss in AOCI on foreign currency forward exchange contracts at February 2, 2014 of $4,490 is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at February 2, 2014 of $5,706 is estimated to be reclassified to interest expense within the next 12 months.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The following table summarizes the effect of the Company’s foreign currency forward exchange undesignated contracts:

	Gain (Loss) Recognized in Income
	Location	Amount
		2013	2012
Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$150	$1,211
Foreign currency forward exchange contracts (intercompany loans)	Selling, general and administrative expenses	(1,435)	157

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of February 2, 2014.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	2013				2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$5,764	N/A	$5,764	N/A	$4,693	N/A	$4,693
Interest rate contracts	N/A	2,189	N/A	2,189	N/A	N/A	N/A	N/A
Total Assets	N/A	$7,953	N/A	$7,953	N/A	$4,693	N/A	$4,693

Liabilities:
Foreign currency forward exchange contracts	N/A	$6,223	N/A	$6,223	N/A	$13,460	N/A	$13,460
Interest rate contracts	N/A	6,821	N/A	6,821	N/A	5,058	N/A	5,058
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$4,237	4,237	N/A	N/A	$7,003	7,003
Total Liabilities	N/A	$13,044	$4,237	$17,281	N/A	$18,518	$7,003	$25,521

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

Pursuant to the agreement governing the reacquisition of the rights in India to the Tommy Hilfiger trademarks, the Company is required to make annual contingent purchase price payments into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India. Such payments are subject to a $25,000 aggregate maximum and are due within 60 days following each one-year period. The Company made contingent annual purchase price payments of $429 and $185 during 2013 and 2012, respectively. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such contingent purchase price payments was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, changes in the fair value are included within selling, general and administrative expenses.

The following table presents the change in the Level 3 contingent purchase price payment liability during 2013 and 2012:

	2013	2012
Beginning Balance	$7,003	$9,559
Payments	(429)	(185)
Adjustments included in earnings	(2,337)	(2,371)
Ending Balance	$4,237	$7,003

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of February 2, 2014 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	38.0%
Approximate discount rate	20.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $500.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $500.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment and other long-lived assets) during 2013 and 2012, and the total impairments recorded as a result of the remeasurement process:

	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
	Level 1	Level 2	Level 3
2013	N/A	N/A	$1,072	$1,072	$8,757
2012	N/A	N/A	$2,229	$2,229	$7,475

Long-lived assets with a carrying amount of $8,668 were written down to a fair value of $1,072 during 2013 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge of $7,596 was included in selling, general and administrative expenses, of which $808 was recorded in the Calvin Klein North America segment, $947 was recorded in the Calvin Klein International segment, $3,121 was recorded in the Tommy Hilfiger North America segment, $2,226 was recorded in the Tommy Hilfiger International segment and $494 was recorded in the Heritage Brands Retail segment.

Long-lived assets with a carrying amount of $1,161 were written down to a fair value of zero during 2013 in connection with the sale of substantially all of the assets of the Company’s Bass business. The impairment charge was included in selling, general and administrative expenses in the Heritage Brands Retail segment.

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

Long-lived assets with a carrying amount of $9,445 were written down to a fair value of $2,229 during 2012 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge of $7,216 was included in selling, general and administrative expenses, of which $671 was recorded in the Heritage Brands Retail segment, $281 was recorded in the Tommy Hilfiger North America segment and $6,264 was recorded in the Tommy Hilfiger International segment.

In connection with the sale of substantially all of the assets of the Company’s Bass business in 2013, the Company guaranteed lease payments for substantially all of the business’ retail stores under the current terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee may remain in effect if an option is exercised to extend the term of the lease. The estimated fair value of these guarantee obligations as of February 2, 2014 is $4,056, which is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet. The Company classifies this as a Level 3 measurement. The fair value of such guarantee obligations was determined using the discounted cash flow method, based on the guaranteed lease payments, the estimated probability of lease extensions and estimates of the risk of default by the buyer of the Bass assets, and was discounted using rates of return that account for the relative risks of the estimated future cash flows.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$593,159	$593,159	$892,209	$892,209
Short-term borrowings	6,796	6,796	10,847	10,847
Long-term debt (including portion classified as current)	3,963,221	4,025,291	2,299,642	2,398,200

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable year. The Company classifies the measurement of its long-term debt as a Level 1 measurement.

11.      RETIREMENT AND BENEFIT PLANS

The Company has five noncontributory defined benefit pension plans covering substantially all employees resident in the United States who meet certain age and service requirements as of February 2, 2014. As part of the Warnaco acquisition, the Company acquired a frozen noncontributory defined benefit pension plan. Such plan was merged with an existing plan during

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

2013. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service. The Company refers to these five plans as its “Pension Plans.”

The Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits. In addition, the Company has a capital accumulation program, which is an unfunded non-qualified supplemental defined benefit plan covering three current and 15 retired executives as of February 2, 2014. Under the individual participants’ agreements, the participants in this plan will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. The Company also has for certain employees resident in the United States who meet certain age and service requirements an unfunded non-qualified supplemental defined benefit pension plan, which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement. The Company refers to these three plans as its “SERP Plans.”

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate the Company contribution, which partially subsidized benefits, for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service. As a result of the Company’s acquisition of Warnaco, the Company also provides certain postretirement health care and life insurance benefits to certain Warnaco retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. This plan was frozen on January 1, 2014. The Company refers to these two plans as its “Postretirement Plans.”

Reconciliations of the changes in the projected benefit obligation (Pension Plans and SERP Plans) and the accumulated benefit obligation (Postretirement Plans) for each of the last two years were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
	2013	2012	2013	2012	2013	2012
Balance at beginning of year	$406,395	$359,727	$74,861	$71,717	$16,036	$18,247
Acquisition of Warnaco	182,379	—	165	—	4,472	—
Service cost	18,721	15,315	4,415	3,579	83	—
Interest cost	26,395	17,974	3,619	3,366	863	798
Benefit payments	(30,541)	(14,456)	(4,392)	(2,674)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(2,150)	(1,959)
Plan curtailments	—	—	—	—	(2,172)	—
Plan settlements	—	—	—	(6,977)	—	—
Medicare subsidy	—	—	—	—	14	56
Actuarial (gain) loss	(31,838)	27,835	2,120	5,850	(1,046)	(1,106)
Balance at end of year	$571,511	$406,395	$80,788	$74,861	$16,100	$16,036

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Reconciliations of the fair value of the assets held by the Company’s Pension Plans and the plans’ funded status for each of the last two years were as follows:

	2013	2012
Fair value of plan assets at beginning of year	$384,022	$268,505
Acquisition of Warnaco	143,547	—
Actual return, net of plan expenses	58,572	24,973
Benefit payments	(30,541)	(14,456)
Company contributions	60,000	105,000
Fair value of plan assets at end of year	$615,600	$384,022
Funded status at end of year	$44,089	$(22,373)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
	2013	2012	2013	2012	2013	2012
Non-current assets	$49,505	$—	$—	$—	$—	$—
Current liabilities	—	—	(6,508)	(7,021)	(2,103)	(1,965)
Non-current liabilities	(5,416)	(22,373)	(74,280)	(67,840)	(13,997)	(14,071)
Net amount recognized	$44,089	$(22,373)	$(80,788)	$(74,861)	$(16,100)	$(16,036)

Pre-tax amounts in AOCI that, as of the end of each applicable fiscal year, had not yet been recognized as components of net benefit cost were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
	2013	2012	2013	2012	2013	2012
Prior service (cost) credit	$(10)	$(16)	$204	$272	$1,438	$2,255

Pre-tax amounts in AOCI as of February 2, 2014 expected to be recognized as components of net benefit cost in 2014 were as follows:

	Pension Plans	SERP Plans	Postretirement Plan
Prior service (cost) credit	$(5)	$68	$775

The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while controlling future contributions. The assets of the Pension Plans are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation for the majority of the Pension Plans as of February 2, 2014 was approximately 40% United States equities, 20% international equities and 40% fixed income investments. Equity securities primarily include investments in large-, mid- and small-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, municipal bonds, collective funds and United States Treasury bonds. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

In accordance with the fair value hierarchy described in Note 10, “Fair Value Measurements,” the following tables show the fair value of the total assets of the Company’s Pension Plans for each major category as of February 2, 2014 and February 3, 2013:

		Fair Value Measurements as of February 2, 2014(11)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
United States equities(1)	$244,700	$244,700	$—	$—
International equities(1)	23,991	23,991	—	—
United States equity fund(2)	19,298	—	19,298	—
International equity fund(3)	63,433	63,433	—	—
Fixed income securities:
Government securities(4)	51,592	—	51,592	—
Corporate securities(4)	168,560	—	168,560	—
Asset and mortgage-backed securities(4)	10,331	—	10,331	—
Short-term investment funds(5)	27,002	—	27,002	—
Total return mutual fund(6)	5,312	5,312	—	—
Subtotal	$614,219	$337,436	$276,783	$—
Other assets and liabilities(7)	1,381
Total	$615,600

		Fair Value Measurements as of February 3, 2013(11)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
United States equities(1)	$65,101	$65,101	$—	$—
International equities(1)	1,266	1,266	—	—
Global equity mutual fund(8)	16,373	16,373	—	—
United States equity fund(9)	42,183	42,183	—	—
International equity commingled fund(10)	46,976	—	46,976	—
Fixed income securities:
Government securities(4)	19,356	—	19,356	—
Corporate securities(4)	86,982	—	86,982	—
Short-term investment funds(5)	99,297	—	99,297	—
Total return mutual fund(6)	4,784	4,784	—	—
Subtotal	$382,318	$129,707	$252,611	$—
Other assets and liabilities(7)	1,704
Total	$384,022

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

(1)    Valued at the closing price or unadjusted quoted price in the active market in which the individual securities are traded.

(2)
Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. This commingled fund invests in United States large cap equities that track the Russell 1000 Index.

(3)
Valued at the net asset value of the fund, as determined by the closing price in the active market in which the individual fund is traded. This mutual fund invests in a portfolio of equities outside the United States.

(4)
Valued with bid evaluation pricing where the inputs are based on actual trades in active markets, when available, as well as observable market inputs that include actual and comparable trade data, market benchmarks, broker quotes, trading spreads and/or other applicable data.

(5)
Valued at the net asset value of the funds, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. These funds invest in high-grade, short-term, money market instruments.

(6)
Valued at the net asset value of the fund, as determined by the closing price in the active market in which the individual fund is traded. This fund invests in both equity securities and fixed income securities seeking a high total return.

(7)	This category includes other pension assets and liabilities such as pending trades and accrued income.

(8)
Valued at the net asset value of the fund, as determined by the closing price in the active market in which the individual fund is traded. This fund invests in a portfolio of United States and international equities seeking long-term growth of principal and income.

(9)	Valued at the closing price in the active market in which this fund is traded. This fund invests in United States large cap equities that track the Russell 1000 Index.

(10)
Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem these investments at net asset value within the near term and therefore classifies these investments within Level 2. This fund invests primarily in equities outside the United States seeking long-term capital appreciation.

(11)
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

The Company believes that there are no significant concentrations of risk within its plan assets at February 2, 2014.

In 2013, two of the Company’s Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. In 2012, all of the Company’s Pension Plans had projected benefit obligations in excess of plan assets and three of the Company’s Pension Plans had accumulated benefit obligations in excess of plan assets. The balances were as follows:

	2013	2012
Number of plans with projected benefit obligations in excess of plan assets	2	5
Aggregate projected benefit obligation	$27,735	$406,395
Aggregate fair value of related plan assets	$22,319	$384,022

Number of plans with accumulated benefit obligations in excess of plan assets	2	3
Aggregate accumulated benefit obligation	$25,391	$33,730
Aggregate fair value of related plan assets	$22,319	$30,583

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The components of net benefit cost and other pre-tax amounts recognized in other comprehensive income (loss) in each of the last three years were as follows:

Net Benefit Cost Recognized in Selling, General and Administrative Expenses

	Pension Plans			SERP Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost, including plan expenses	$19,201	$15,729	$11,550	$4,415	$3,579	$3,069	$83	$—	$—
Interest cost	26,395	17,974	17,391	3,619	3,366	3,602	863	798	1,018
Actuarial (gain) loss	(51,441)	23,398	64,683	2,120	5,850	10,296	(1,046)	(1,106)	1,141
Expected return on plan assets	(39,449)	(20,950)	(20,514)	—	—	—	—	—	—
Amortization of prior service cost (credit)	6	6	6	(68)	(68)	(68)	(817)	(817)	(817)
Curtailment gain	—	—	—	—	—	—	(2,172)	—	—
Total	$(45,288)	$36,157	$73,116	$10,086	$12,727	$16,899	$(3,089)	$(1,125)	$1,342

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Plans			SERP Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Prior service cost	$—	$1	$—	$—	$—	$—	$—	$—	$—
Amortization of prior service (cost) credit	(6)	(6)	(6)	68	68	68	817	817	817
(Income) loss recognized in other comprehensive income	$(6)	$(5)	$(6)	$68	$68	$68	$817	$817	$817

Currently, the Company expects to make contributions of approximately $2,500 to its Pension Plans in 2014. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates. The expected benefit payments associated with the Company’s Pension Plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Company’s Postretirement Plans are as follows:

			Postretirement Plans
	Pension Plans	SERP Plans	Excluding Medicare Subsidy Receipts	Expected Medicare Subsidy Receipts
2014	$27,547	$6,508	$2,103	$73
2015	28,358	6,436	1,981	68
2016	28,851	6,257	1,830	63
2017	29,561	5,704	1,704	58
2018	30,608	6,131	1,598	53
2019-2023	170,170	49,511	6,233	192

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The medical health care cost trend rate assumed for 2014 is 6.17% and is assumed to decrease by approximately 0.14% per year through 2023. Thereafter, the rate assumed is 4.95%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2013 and on the accumulated postretirement benefit obligation at February 2, 2014 would be as follows:

	1% Increase	1% Decrease
Impact on service and interest cost	$81	$(69)
Impact on year end accumulated postretirement benefit obligation	1,060	(970)

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2013	2012	2011
Discount rate	5.07%	4.67%	5.06%
Rate of increase in compensation levels (applies to Pension Plans only)	4.33%	4.34%	4.31%
Long-term rate of return on assets (applies to Pension Plans only)	7.25%	7.25%	7.75%

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

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. The Company also has a defined contribution plan for certain employees associated with certain businesses acquired in the Tommy Hilfiger acquisition, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $21,849, $15,114 and $12,664 in 2013, 2012 and 2011, respectively.

12.    STOCKHOLDERS’ EQUITY

Common Stock Issuance

On February 13, 2013, the Company issued 7,674 shares of its common stock, par value $1.00 per share, as part of the consideration paid to the former stockholders of Warnaco in connection with the acquisition.

Series A Convertible Preferred Stock

In 2010, the Company sold 8 shares of Series A convertible preferred stock for net proceeds of $188,595 after related fees and expenses. During 2012, the holders of the Series A convertible preferred stock converted such convertible preferred stock into 4,189 shares of the Company’s common stock. Holders of the Series A convertible preferred stock were entitled to vote and participate in dividends with the holders of the Company’s common stock on an as-converted basis. Due to the conversion of such stock, there were no holders of the Company’s Series A convertible preferred stock as of February 3, 2013. During 2013, the Company filed with the Secretary of State of the State of Delaware a certificate eliminating the Series A convertible preferred stock.

Common Stock Dividends

During each of 2013, 2012 and 2011, the Company paid four $0.0375 per share cash dividends on its common stock.

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

Through February 2, 2014, the Company has granted under the 2006 Plan: (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable performance share units; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, with the exception of the Warnaco employee replacement awards discussed below, each share underlying a stock option award reduces the number available by one share, each share underlying a restricted stock award reduces the number available by two shares and each share underlying an RSU or performance share unit award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. Each share underlying a Warnaco employee replacement stock option, restricted stock, RSU or performance share unit award reduces the number available by one share. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

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

Net income for 2013, 2012 and 2011 included $57,954, $33,599 and $40,938, respectively, of pre-tax expense related to stock-based compensation.

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

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed on a straight-line basis over the options’ vesting periods. At February 2, 2014, there was $13,213 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during 2013 (with the exception of the Warnaco employee replacement stock options), 2012 and 2011:

	2013	2012	2011
Weighted average risk-free interest rate	1.05%	1.20%	2.62%
Weighted average expected option term (in years)	6.22	6.25	6.25
Weighted average Company volatility	45.20%	45.16%	44.35%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per option	$51.51	$40.59	$29.81

The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected option term. The expected option term represents the weighted average period of time that options granted are expected to be outstanding, based on vesting schedules and the contractual term of the options. Company volatility is based on the historical volatility of the Company’s common stock over a period of time corresponding to the expected option term. Expected dividends are based on the Company’s common stock cash dividend rate at the date of grant.

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

The following summarizes the assumptions used to estimate the fair value of the Warnaco employee stock options that were replaced at the effective time of the acquisition:

Weighted average risk-free interest rate	0.24%
Weighted average expected option term (in years)	1.70
Weighted average Company volatility	29.40%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per option	$40.60

Service-based stock option activity for the year was as follows:

	Options	Weighted Average Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 3, 2013	1,958	$44.17	5.4	$141,117
Replacement of Warnaco awards	443	86.26
Granted	182	117.03
Exercised	978	52.72
Cancelled	17	95.05
Outstanding at February 2, 2014	1,588	$58.47	5.9	$99,319
Exercisable at February 2, 2014	977	$44.02	4.8	$75,095

The aggregate grant date fair value of service-based options granted during 2013, 2012 and 2011 was $9,390, $7,607 and $5,819, respectively. At the effective time of the Warnaco acquisition, the aggregate fair value of the Warnaco employee service-based options that were replaced during 2013 was $17,987.

The aggregate grant date fair value of service-based options that vested during 2013, 2012 and 2011 was $18,428, $5,517 and $4,707, respectively.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The aggregate intrinsic value of service-based options exercised was $70,777, $27,760 and $34,364 in 2013, 2012 and 2011, respectively.

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

RSU activity for the year was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	660	$62.24
Replacement of Warnaco awards	120	120.72
Granted	246	119.19
Vested	277	65.48
Cancelled	47	89.76
Non-vested at February 2, 2014	702	$89.06

The aggregate grant date fair value of RSUs granted during 2013, 2012 and 2011 was $29,330, $17,128 and $17,325, respectively. At the effective time of the Warnaco acquisition, the aggregate fair value of the Warnaco employee RSUs that were replaced during 2013 was $14,452. The aggregate grant date fair value of RSUs vested during 2013, 2012 and 2011 was $18,131, $14,318 and $8,874, respectively.

At February 2, 2014, there was $28,874 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.8 years.

The Company’s restricted stock awards outstanding in 2013 consist solely of awards to Warnaco employees that were replaced with the Company’s restricted stock as of the effective time of the acquisition. The fair value of restricted stock with respect to awards for which the vesting period had not lapsed as of the acquisition date was equal to the closing price of the Company’s common stock on February 12, 2013 and is expensed, net of forfeitures, on a straight-line basis over the vesting period.

The Company granted restricted stock to certain of Tommy Hilfiger’s management employees in 2010 in connection with the Tommy Hilfiger acquisition. All such restricted stock was vested as of February 3, 2013. The fair value of the restricted stock was equal to the closing price of the Company’s common stock on May 6, 2010 and was expensed, net of forfeitures, on a straight line basis over the restricted stock’s vesting period.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Restricted stock activity for the year was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	—	$—
Replacement of Warnaco awards	271	120.72
Granted	—	—
Vested	216	120.72
Cancelled	9	120.72
Non-vested at February 2, 2014	46	$120.72

Except for the replacement of awards for Warnaco employees, no restricted stock was granted during 2013, 2012 or 2011. At the effective time of the Warnaco acquisition, the aggregate fair value of the Warnaco employee restricted stock awards that were replaced during 2013 was $32,653. The aggregate grant date fair value of restricted stock vested during 2013, 2012 and 2011 was $26,014, $20,116 and $1,020, respectively.

At February 2, 2014, there was $1,275 of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 1.0 year.

The Company granted contingently issuable performance share units to certain of the Company’s senior executives during the first quarter of each of 2012 and 2013 subject to a performance period of two years and a service period of one year beyond the performance period. The Company granted contingently issuable performance share units to certain of the Company’s senior executives during the first quarter of 2011 subject to a performance period of two years. The Company granted contingently issuable performance share units to certain of the Company’s executives during the second quarter of each of 2010 and 2013 subject to performance periods of three years each. The holders of the awards granted during the second quarter of 2010 that were subject to a performance period of three years earned an aggregate of 498 shares as a result of the Company’s performance during such three-year period. For the awards granted in the second quarter of 2013, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the performance period, of which 50 percent is based upon the Company’s absolute stock price growth during the performance period and 50 percent is based upon the Company’s total shareholder return during the performance period relative to other companies included in the S&P 500 as of the date of grant. For the awards granted in the first quarter of 2013, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the performance period based on earnings per share growth during the performance cycle. For the awards granted in the first quarter of 2012, the two year performance period has ended and the final number of shares, as determined based on both earnings per share growth and return on equity during the performance period, will vest following the additional one year service period.

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

2013
Risk-free interest rate	0.34%
Expected Company volatility	38.67%
Expected annual dividends per share	$0.15
Grant date fair value per performance share unit	$123.27

Performance share activity for the year was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at February 3, 2013	594	$57.08
Granted	513	122.01
Vested	498	51.07
Cancelled	61	100.24
Non-vested at February 2, 2014	548	$118.60

Awards granted in the above table reflect performance awards subject to market conditions at the target level, which is consistent with how expense will be recorded, regardless of the number of shares actually earned. Performance awards that are not subject to market conditions are reflected at the maximum level. As of the grant date, the final number of shares that will be earned for the awards granted during 2013 ranges from zero to 833 for the awards with market conditions and from zero to 97 for the awards without market conditions. The share payout will be determined based upon the Company’s achievement of goals for each applicable performance period, as further described above.

The aggregate grant date fair value of performance shares granted during 2013, 2012 and 2011 was $62,625, $8,440 and $6,644, respectively. The aggregate grant date fair value of performance shares vested during 2013, 2012 and 2011 was $25,436, $5,877 and $6,043, respectively.

At February 2, 2014, based on the Company’s current estimate of the most likely number of shares that will ultimately be issued, there was $39,624 of unrecognized pre-tax compensation expense related to non-vested performance shares, which is expected to be recognized over a weighted average period of 2.2 years.

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions were $69,715, $24,078 and $19,415 in 2013, 2012 and 2011, respectively. Of those amounts, $37,639, $14,889 and $11,593, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award. The Company recognizes these excess tax benefits in additional paid in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to the Company.

Total stock awards available for grant at February 2, 2014 amounted to 4,693 shares.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the detail of AOCI, net of related taxes, by component:

	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized (loss) gain on effective hedges	Total
Balance at February 3, 2013	$153,648	$1,552	$(15,318)	$139,882
Other comprehensive loss before reclassifications	(103,529)	—	(309)	(103,838)
Less: Amounts reclassified from AOCI	—	541	(6,819)	(6,278)
Other comprehensive (loss) income	(103,529)	(541)	6,510	(97,560)
Balance at February 2, 2014	$50,119	$1,011	$(8,808)	$42,322

The following table presents reclassifications out of AOCI to earnings:

	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Income Statements
	2013
Realized loss on effective hedges:
Foreign currency forward exchange contracts	$(1,061)	Cost of goods sold
Interest rate contracts	(6,305)	Interest expense
Less: Tax effect	(547)	Income tax expense
Total, net of tax	$(6,819)

Amortization of retirement liability items:
Prior service credit	$879	Selling, general and administrative expenses
Less: Tax effect	338	Income tax expense
Total, net of tax	$541

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

At February 2, 2014, minimum annual rental commitments under non-cancelable leases were as follows:

	Capital Leases	Operating Leases	Total
2014	$8,049	$429,417	$437,466
2015	6,420	353,308	359,728
2016	3,941	308,132	312,073
2017	2,352	266,928	269,280
2018	1,834	223,560	225,394
Thereafter	5,719	675,916	681,635
Total minimum lease payments	$28,315	$2,257,261	$2,285,576
Less: Amount representing interest	(2,990)
Present value of net minimum capital lease payments	$25,325

The Company’s retail location leases represent $1,533,655 of the total minimum lease payments. The Company’s administrative offices and showrooms located in New York, New York represent $86,184 of the total minimum lease payments. The Company’s corporate, finance and retail administrative offices located in Bridgewater, New Jersey represent $43,013 of the total minimum lease payments. The Company’s Calvin Klein administrative offices and showrooms located in New York, New York represent $200,055 of the total minimum lease payments. The Company’s Tommy Hilfiger administrative offices and showrooms, most of which are located in Amsterdam, The Netherlands and New York, New York represent $163,519 of the total minimum lease payments.

At February 2, 2014, aggregate future minimum rentals to be received under non-cancelable capital and operating subleases were $3,877 and $22,479, respectively.

Rent expense was as follows:

	2013	2012	2011
Minimum	$440,008	$318,659	$290,936
Percentage and other	159,844	127,581	95,352
Less: Sublease rental income	(5,437)	(3,366)	(3,441)
Total	$594,415	$442,874	$382,847

The gross book value of assets under capital leases, which are classified within property, plant and equipment in the Company’s Consolidated Balance Sheets, amounted to $35,031 and $45,813 as of February 2, 2014 and February 3, 2013, respectively. Accumulated amortization related to assets under capital leases amounted to $10,065 and $14,604 as of February 2, 2014 and February 3, 2013, respectively. The Company includes amortization of assets under capital leases in depreciation and amortization expense. The Company incurred $0 during each of the years ended February 2, 2014 and February 3, 2013 in percentage rentals under capital leases.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

16.    ACTIVITY EXIT COSTS

Warnaco Integration Costs

In connection with the Company’s acquisition of Warnaco during the first quarter of 2013 and the related integration, the Company incurred certain costs related to severance and termination benefits, inventory liquidations and lease/contract terminations. Such costs were as follows:

	Total Expected to be Incurred	Incurred During 2013	Liability at 2/2/14
Severance, termination benefits and other costs	$170,000	$131,543	$33,644
Inventory liquidation costs	35,112	35,112	—
Lease/contract termination and related costs	65,000	41,998	15,340
Total	$270,112	$208,653	$48,984

Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during 2013, $34,246 relate to selling, general and administrative expenses of the Calvin Klein North America segment, $76,445 relate to selling, general and administrative expenses of the Calvin Klein International segment, $22,254 relate to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $40,596 relate to corporate expenses not allocated to any reportable segment. The liabilities at February 2, 2014 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets. The remaining charges for severance and termination benefits and lease/contract termination and other costs expected to be incurred relate principally to the aforementioned segments and corporate expenses not allocated to any reportable segment. Inventory liquidation costs incurred during 2013 were principally included in gross profit of the Calvin Klein International segment. Please see Note 19, “Segment Data.”

Tommy Hilfiger Integration and Exit Costs

In connection with the Company’s acquisition and integration of Tommy Hilfiger and the related restructuring, the Company incurred certain costs related to severance and termination benefits, long-lived asset impairments, inventory liquidations and lease/contract terminations, including costs associated with the exit of certain Tommy Hilfiger product categories. All expected costs related to this acquisition and integration and the related restructuring were incurred by the end of 2012. Such costs were as follows:

	Incurred During 2011	Incurred During 2012	Cumulative Incurred
Severance, termination benefits and other costs	$12,415	$1,320	$33,528
Long-lived asset impairments	—	259	11,276
Inventory liquidation costs	7,627	—	10,210
Lease/contract termination and related costs	24,462	11,546	39,173
Total	$44,504	$13,125	$94,187

Of the charges for severance, termination benefits, asset impairments and lease/contract termination and other costs incurred in 2012, $379 relate to selling, general and administrative expenses of the Tommy Hilfiger North America segment, $10,405 relate to selling, general and administrative expenses of the Tommy Hilfiger International segment and $2,341 relate to corporate expenses not allocated to any reportable segment. $33,385 of the charges for severance, termination benefits, lease/contract termination and other costs for 2011 relate principally to selling, general and administrative expenses of the Tommy Hilfiger North America segment. The remaining $3,492 of the charges for severance, termination benefits, lease/contract termination and other costs for 2011 relate principally to corporate expenses not allocated to any reportable segment. Inventory liquidation costs for 2011 were included in cost of goods sold of the Tommy Hilfiger North America segment (see Note 19, “Segment Data”).

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Please see Note 10, “Fair Value Measurements,” for a further discussion of the long-lived asset impairments reflected in the above table.

Liabilities recorded in connection with the acquisition and integration of Tommy Hilfiger and the related restructuring were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets. Liabilities for severance, termination benefits and other costs at February 3, 2013 totaled $763 and liabilities for lease/contract termination and related costs at February 3, 2013 totaled $2,013. Substantially all of these costs had been paid by February 2, 2014.

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

The charges incurred in 2011 relate to selling, general and administrative expenses of the Heritage Brands Wholesale segment (see Note 19, “Segment Data”).

Liabilities for severance and termination benefits and contract termination costs recorded in connection with the Company’s early termination of the license to market sportswear under the Timberland brand and exit from the Izod women’s wholesale sportswear business were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets. All of these costs had been paid by the end of 2012.

17.    NET INCOME PER COMMON SHARE

In 2012 and 2011, the Company utilized the two-class method of calculating basic net income per common share, as holders of the Company’s Series A convertible preferred stock participated in dividends with holders of the Company’s common stock prior to the conversion in 2012 of such convertible preferred stock into common stock. Net losses were not allocated to holders of the Series A convertible preferred stock.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The Company computed its basic and diluted net income per common share as follows:

	2013	2012	2011
Net income attributable to PVH Corp.	$143,537	$433,840	$275,697
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	—	(366)	(628)
Allocation of income to Series A convertible preferred stock	—	(12,179)	(15,557)
Net income available to common stockholders for basic net income per common share	143,537	421,295	259,512
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	—	366	628
Allocation of income to Series A convertible preferred stock	—	12,179	15,557
Net income available to common stockholders for diluted net income per common share	$143,537	$433,840	$275,697

Weighted average common shares outstanding for basic net income per common share	81,167	70,392	67,158
Weighted average impact of dilutive securities	1,451	1,397	1,576
Weighted average impact of assumed convertible preferred stock conversion	—	2,087	4,189
Total shares for diluted net income per common share	82,618	73,876	72,923

Basic net income per common share attributable to PVH Corp.	$1.77	$5.98	$3.86

Diluted net income per common share attributable to PVH Corp.	$1.74	$5.87	$3.78

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	2013	2012	2011
Weighted average potentially dilutive securities	270	305	345

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of February 2, 2014, February 3, 2013 and January 29, 2012 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 654, 100 and 590 as of February 2, 2014, February 3, 2013 and January 29, 2012, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities in the table above.

18.    NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Consolidated Statement of Cash Flows for 2013 were capital expenditures related to property, plant and equipment of $13,624, which will not be paid until 2014. The Company paid $4,184 in cash during 2013 related to property, plant and equipment that was acquired in 2012. This amount is omitted from the Consolidated Statement of Cash Flows for 2012. The Company paid $5,786 in cash during 2012 related to property, plant and equipment that was acquired in 2011. This amount is omitted from the Consolidated Statement of Cash Flows for 2011.

Omitted from purchases of property, plant and equipment in the Consolidated Statement of Cash Flows for 2013, 2012 and 2011 are $7,525, $18,203 and $11,562, respectively, of assets acquired through capital leases.

The Company recorded increases to goodwill of $51,011, $51,715 and $51,309 during 2013, 2012 and 2011, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during 2013, 2012 and 2011, the Company

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

paid $52,773, $50,974 and $50,679, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

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

During the third quarter of 2011, the Company reacquired the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license. The Company is required to make annual contingent purchase price payments into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales over a certain threshold of Tommy Hilfiger products in India. Such payments are subject to a $25,000 aggregate maximum and are due within 60 days following each one-year period. The fair value of such contingent purchase price payments, which was recorded as a liability as of the acquisition date, was estimated to be $9,559 as of the acquisition date.

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

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale in North America, primarily to department and specialty stores; (ii) operating retail stores, which are primarily located in outlet centers, and an e-commerce website for North American customers, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, Calvin Klein on a platinum label and Calvin Klein on a white label for a broad array of products and retail services in North America.

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale principally in Europe, Asia and Brazil, primarily to department and specialty stores and franchise operators of Calvin Klein stores, and through distributors; (ii) operating retail stores in Europe, Asia and Brazil, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, Calvin Klein on a platinum label and Calvin Klein on a white label for a broad array of products and retail services outside of North America.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale in North America, primarily to department stores, principally Macy’s; and (ii) operating retail stores, which are primarily located in outlet centers and an e-commerce website for North American customers, which sell Tommy Hilfiger branded apparel, accessories and related products. This segment also derives revenue from licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products in North America.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores in North America of: (i) dress shirts and neckwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear under the brand names Van Heusen, IZOD and ARROW; (iii) swimwear, fitness apparel, swim accessories and related products under the brand name Speedo beginning in the first quarter of 2013; and (iv) women’s intimate apparel under the brand names Warner’s and Olga beginning in the first quarter of 2013. This segment also derived revenue through the second quarter of 2012 from marketing men’s sportswear under the brand name Timberland and through the third quarter of 2012 from marketing women’s sportswear under the brand name IZOD.

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands retail division. This segment derives revenue principally from operating retail stores, primarily in outlet centers in North America, which sell apparel, accessories and related products under the brand names Van Heusen and IZOD. This segment also derived revenue through the third quarter of 2013 under the brand names Bass and G.H. Bass & Co., principally from operating outlet stores.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

The following tables present summarized information by segment:

	2013		2012	2011
Revenue – Calvin Klein North America
Net sales	$1,316,765		$714,862	$645,046
Royalty revenue	113,924		136,957	134,224
Advertising and other revenue	41,888		55,300	53,099
Total	1,472,577		907,119	832,369

Revenue – Calvin Klein International
Net sales	1,186,932	(1)	45,071	38,620
Royalty revenue	76,756		140,412	138,778
Advertising and other revenue	30,295		57,764	55,489
Total	1,293,983	(1)	243,247	232,887

Revenue – Tommy Hilfiger North America
Net sales	1,505,589		1,399,323	1,273,829
Royalty revenue	27,599		22,364	16,850
Advertising and other revenue	9,015		8,073	7,016
Total	1,542,203		1,429,760	1,297,695

Revenue – Tommy Hilfiger International
Net sales	1,834,793		1,732,228	1,703,582
Royalty revenue	51,718		50,038	45,195
Advertising and other revenue	4,548		4,964	4,329
Total	1,891,059		1,787,230	1,753,106

Revenue – Heritage Brands Wholesale
Net sales	1,420,287		991,781	1,102,182
Royalty revenue	16,433		15,477	16,166
Advertising and other revenue	2,780		4,872	3,856
Total	1,439,500		1,012,130	1,122,204

Revenue – Heritage Brands Retail
Net sales	541,774		657,556	646,769
Royalty revenue	4,247		4,771	4,822
Advertising and other revenue	1,008		1,186	772
Total	547,029		663,513	652,363

Total Revenue
Net sales	7,806,140	(1)	5,540,821	5,410,028
Royalty revenue	290,677		370,019	356,035
Advertising and other revenue	89,534		132,159	124,561
Total(2)	$8,186,351	(1)	$6,042,999	$5,890,624

(1)	Includes $30,000 of sales returns for certain Warnaco wholesale customers in Asia in connection with the Company’s initiative to reduce excess inventory levels.

(2)	No single customer accounted for more than 10% of the Company’s revenue in 2013, 2012 and 2011.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

	2013		2012		2011
Income before interest and taxes – Calvin Klein North America	$167,041	(2)	$182,124		$178,796

(Loss) income before interest and taxes – Calvin Klein International	(60,716)	(2)	102,544		99,009

Income before interest and taxes – Tommy Hilfiger North America	242,473	(4)	200,121	(6)	81,142	(9)

Income before interest and taxes – Tommy Hilfiger International	260,570	(4)	220,812	(6)	200,697	(9)(10)

Income before interest and taxes – Heritage Brands Wholesale	114,400	(2)	101,087		89,727	(8)

(Loss) income before interest and taxes – Heritage Brands Retail	(24,397)	(3)	13,498		28,731

Loss before interest and taxes – Corporate(1)	(185,909)	(2)(5)	(159,824)	(6)(7)	(186,929)	(9)(11)

Income before interest and taxes	$513,462		$660,362		$491,173

(1)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s pension and other postretirement plans. Actuarial gains (losses) from the Company’s pension and other postretirement plans totaled $52,539, $(28,142) and $(76,120) in 2013, 2012 and 2011, respectively.

(2)
Income (loss) before interest and taxes for 2013 includes costs of $469,690 associated with the Company’s acquisition and integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $87,703 in Calvin Klein North America; $237,500 in Calvin Klein International; $43,874 in Heritage Brands Wholesale and $100,613 in corporate expenses not allocated to any reportable segments.

(3)	Loss before interest and taxes for 2013 includes a loss of $20,228 associated with the sale of substantially all of the assets of the Company’s Bass business.

(4)
Income before interest and taxes for 2013 includes income of $24,309 related to the amendment of an unfavorable contract. At the time of the Tommy Hilfiger acquisition in 2010, a liability was recorded for such unfavorable contract. The amendment executed in the third quarter of 2013 adjusted the contract terms thereby reducing the amount by which the contract was unfavorable and resulted in a reduction of the liability, amounting to $24,309. Such income was included in the Company’s segments as follows: $12,000 in Tommy Hilfiger North America and $12,309 in Tommy Hilfiger International.

(5)	Loss before interest and taxes for 2013 includes costs of $40,395 associated with the Company’s debt modification and extinguishment. Please refer to Note 7, “Debt,” for a further discussion.

(6)
Income (loss) before interest and taxes for 2012 includes costs of $20,525 associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $379 in Tommy Hilfiger North America; $15,441 in Tommy Hilfiger International and $4,705 in corporate expenses not allocated to any reportable segments.

(7)	Loss before interest and taxes for 2012 includes costs of $42,579 associated with the Company’s acquisition of Warnaco.

(8)
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

(10)
Income before interest and taxes for 2011 includes a one-time expense of $20,709 recorded in connection with the Company’s reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license. Please refer to Note 2, “Acquisitions and Divestitures,” for a further discussion.

(11)
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

	2013	2012	2011
Identifiable Assets
Calvin Klein North America	$1,792,065	$752,029	$680,416
Calvin Klein International	2,975,748	584,860	580,578
Tommy Hilfiger North America	1,207,243	1,139,416	1,155,530
Tommy Hilfiger International	3,741,386	3,420,813	3,236,225
Heritage Brands Wholesale	1,399,453	555,544	572,828
Heritage Brands Retail	128,151	175,717	145,272
Corporate(1)	331,532	1,103,308	381,512
Total	$11,575,578	$7,731,687	$6,752,361
Depreciation and Amortization
Calvin Klein North America	$61,790	$16,490	$14,724
Calvin Klein International	100,892	2,280	2,018
Tommy Hilfiger North America	29,558	26,364	28,093
Tommy Hilfiger International	82,584	72,632	63,447
Heritage Brands Wholesale	18,985	7,069	8,905
Heritage Brands Retail	11,230	10,705	9,592
Corporate	8,555	4,816	5,231
Total	$313,594	$140,356	$132,010
Identifiable Capital Expenditures(2)
Calvin Klein North America	$35,556	$32,597	$20,229
Calvin Klein International	42,739	3,137	4,286
Tommy Hilfiger North America	46,978	47,027	29,974
Tommy Hilfiger International	91,732	88,348	82,604
Heritage Brands Wholesale	7,350	5,058	8,599
Heritage Brands Retail	14,338	28,131	18,602
Corporate	7,889	4,654	7,613
Total	$246,582	$208,952	$171,907

(1)	Corporate at February 3, 2013 included $700,000 of cash that arose from senior notes that were issued to fund a portion of the consideration for the Warnaco acquisition.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

(2)
Capital expenditures in 2013 include $13,624 of accruals that will not be paid until 2014. Capital expenditures in 2012 include $4,184 of accruals that were not paid until 2013. Capital expenditures in 2011 include $5,786 of accruals that were not paid until 2012.

Property, plant and equipment, net based on the location where such assets are held, was as follows:

	2013	2012	2011
Domestic	$373,136	$321,247	$263,008
Canada	36,774	41,850	38,912
Europe	224,164	171,647	137,010
Asia	63,917	26,591	19,961
Other foreign	14,087	—	—
Total	$712,078	$561,335	$458,891

Revenue, based on location of origin, was as follows:

	2013	2012	2011
Domestic	$4,433,854	$3,662,150	$3,558,540
Canada	454,006	329,674	302,103
Europe	2,261,442	1,643,875	1,588,926
Asia	742,273	355,030	385,251
Other foreign	294,776	52,270	55,804
Total	$8,186,351	$6,042,999	$5,890,624

20.    GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of February 2, 2014 was approximately $3,900, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2,500 as of February 2, 2014, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016. The estimated fair value of this guarantee obligation was immaterial as of February 2, 2014 and February 3, 2013.

In connection with the sale of substantially all of the assets of Company’s Bass business in 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee may remain in effect if an option is exercised to extend the term of the lease. The maximum amount guaranteed as of February 2, 2014 is approximately $78,000 and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The estimated fair value of these guarantee obligations as of February 2, 2014 is $4,056, which is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet. Please see Note 10, “Fair Value Measurements,” for a further discussion.

The Company has certain other guarantees whereby it guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

21.    OTHER COMMENTS

Included in accrued expenses on the Company’s Consolidated Balance Sheets are certain wholesale sales allowance accruals of $91,607 and $50,981 as of February 2, 2014 and February 3, 2013, respectively.

The Company’s asset retirement obligations are included in other liabilities on the Company’s Consolidated Balance Sheets and relate to the Company’s obligation to dismantle or remove leasehold improvements from leased office or retail store

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

locations at the end of a lease term in order to restore a facility to a condition specified in the lease agreement. The Company records the fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is recognized as expense through depreciation over the asset’s useful life. Changes in the liability for the asset retirement obligations are recognized for the passage of time and revisions to either the timing or the amount of estimated cash flows. Accretion expense is recognized in selling, general and administrative expenses for the impacts of increasing the discounted fair value to its estimated settlement value.

The following table presents the activity related to the Company’s asset retirement obligations for each of the last two years:

	2013	2012
Balance at beginning of year	$12,503	$11,709
Business acquisitions	2,222	—
Liabilities incurred	2,573	2,585
Liabilities settled (payments)	(923)	(1,160)
Accretion expense	498	294
Revisions in estimated cash flows	358	273
Currency translation adjustment	(690)	(1,198)
Balance at end of year	$16,541	$12,503

The results of operations for the year ended February 2, 2014 includes income of $24,309 related to the amendment of an unfavorable contract. At the time of the Tommy Hilfiger acquisition in 2010, a liability was recorded for such unfavorable contract. The amendment executed in 2013 adjusted the contract terms thereby reducing the amount by which the contract was unfavorable and resulted in a reduction of the liability, amounting to $24,309. Please see Note 19, “Segment Data,” for a further discussion.

The Company is a party to certain litigation which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

22. SUBSEQUENT EVENTS (UNAUDITED)

On March 21, 2014 (the “Restatement Date”), the Company entered into an amendment (the “Amendment”) to the 2013 facilities (as amended by the Amendment, the “2014 facilities”).

Among other things, the Amendment provides for an additional $350,000 principal amount of Term Loan A and an additional $250,000 principal amount of Term Loan B and extends the maturity of the Term Loan A and the revolving credit facilities from February 13, 2018 to February 13, 2019. The maturity of the Term Loan B remains February 13, 2020.

On the Restatement Date, the Company borrowed the additional $350,000 principal amount of Term Loan A and the additional $250,000 principal amount of Term Loan B made available pursuant to the 2014 facilities.

The following is a description of the material terms of the 2014 facilities:

The 2014 facilities consist of a $1,986,250 United States Dollar-denominated Term Loan A, a $1,188,563 United States Dollar-denominated Term Loan B and senior secured revolving credit facilities consisting of (a) a $475,000 United States Dollar denominated revolving credit facility, (b) a $25,000 United States Dollar denominated revolving credit facility available in United States Dollars or Canadian Dollars and (c) a €185,850 Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs.

The Company has fully drawn the term loans under the 2014 facilities. The revolving credit facilities include amounts available for letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350,000 plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

Obligations of the Company under the 2014 facilities are guaranteed by substantially all of the Company’s existing and future direct and indirect United States subsidiaries, with certain exceptions. Obligations of the European Borrower under the 2014 facilities are guaranteed by the Company, substantially all of its existing and future direct and indirect United States subsidiaries (with certain exceptions) and Tommy Hilfiger Europe B.V., a wholly owned subsidiary of the Company. The Company and its domestic subsidiary guarantors have pledged certain of their assets as security for the obligations under the 2014 facilities.

The terms of the Term Loan A facility require the Company to repay quarterly amounts outstanding under such facility, commencing with the quarter ending June 30, 2014. Such amounts will equal 5.00% per annum of the principal amount outstanding on the Restatement Date for the first eight full calendar quarters following the Restatement Date, 7.50% per annum of the principal amount for the four quarters thereafter and 10.00% per annum of the principal amount for the remaining quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the Term Loan A facility. The terms of the Term Loan B facility require the Company to repay the outstanding principal amount thereof on the maturity date of the Term Loan B facility. (As of the Restatement Date, the Company had, through voluntary and mandatory prepayments of amounts outstanding under the Term Loan B facility prior to the Restatement Date, reduced the required quarterly principal payments under the Term Loan B facility set forth in the 2013 facilities such that the only remaining payment is the outstanding principal amount of the Term Loan B facility on the maturity date of the Term Loan B facility.)

The outstanding borrowings under the 2014 facilities are prepayable at any time without penalty (other than customary breakage costs and, solely with respect to the Term Loan B facility, any prepayment in connection with a Repricing Event (as defined in the 2014 facilities) that is consummated on or prior to the six-month anniversary of the Restatement Date). The terms of the 2014 facilities require the Company to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions, and (c) a percentage of excess cash flow, which percentage is based upon the Company’s net leverage ratio during the relevant fiscal period.

The United States Dollar-denominated borrowings under the 2014 facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1.00% and (iii) a one-month adjusted Eurocurrency rate plus 1.00% (provided, that, with respect to the Term Loan B facility, in no event will the base rate be deemed to be less than 1.75%) or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2014 facilities (provided, that, with respect to the Term Loan B facility, in no event will the adjusted Eurocurrency rate be deemed to be less than 0.75%).

Canadian Dollar-denominated borrowings under the 2014 facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian Dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian Dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Currency and share amounts in thousands, except per share data)

may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2014 facilities.

The borrowings under the 2014 facilities in currencies other than United States Dollars or Canadian Dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the 2014 facilities.

The initial applicable margin with respect to the Term Loan A facility and each revolving credit facility will be 1.75% for adjusted Eurocurrency rate loans and 0.75% for base rate loans, respectively. The initial applicable margin with respect to the Term Loan B facility will be 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter in which the Amendment occurred (i.e., the Company’s fiscal quarter ending May 4, 2014), the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities will be subject to adjustment based upon the Company’s net leverage ratio.

The 2014 facilities require the Company to comply with customary affirmative, negative and financial covenants. The 2014 facilities require the Company to maintain a minimum interest coverage ratio and a maximum net leverage ratio. The method of calculating all of the components used in such financial covenants is set forth in the 2014 facilities.

The 2014 facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; certain events related to certain of the guarantees by the Company and certain of its subsidiaries, and certain pledges of its assets and those of certain of its subsidiaries, as security for the obligations under the 2014 facilities; and a change in control (as defined in the 2014 facilities).

On March 24, 2014, the Company redeemed all of its outstanding 7 3/8% senior notes due May 15, 2020 (the “Notes”), representing an aggregate principal amount of $600,000. The redemption price of the Notes was 111.272% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the redemption date. The Notes were issued and the redemption was effected pursuant to the provisions of the Indenture, dated as of May 6, 2010, between the Company and U.S. National Bank Association, as trustee, as amended.

PVH CORP.

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
(In thousands, except per share data)

The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods (except the fourth quarter of 2012, which included fourteen weeks) of the fiscal years presented:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2013 (1),(2),(3),(14)	2012 (9)	2013 (1),(4),(14)	2012 (9)	2013 (1),(4),(5),(6)	2012 (9),(10),(11)	2013 (1),(4),(6),(7),(8)	2012 (9),(10),(11),(12),(13)
Total revenue	$1,910,160	$1,427,406	$1,964,847	$1,336,623	$2,259,125	$1,642,770	$2,052,219	$1,636,200
Gross profit	951,861	756,829	1,026,088	742,661	1,171,778	869,084	1,069,543	880,656
Net (loss) income attributable to PVH Corp.	(10,316)	95,476	(5,399)	89,918	196,713	167,698	(37,461)	80,748
Basic net (loss) income per common share attributable to PVH Corp.	(0.13)	1.33	(0.07)	1.24	2.41	2.31	(0.46)	1.11
Diluted net (loss) income per common share attributable to PVH Corp.	(0.13)	1.30	(0.07)	1.22	2.37	2.27	(0.46)	1.09
Price range of stock per common share
High	125.50	92.81	134.98	93.06	134.57	99.05	138.94	121.26
Low	102.72	75.44	107.09	72.47	114.52	74.91	119.70	105.01

(1)
The first, second, third and fourth quarters of 2013 include pre-tax costs of $182,477, $127,600, $61,042 and $98,571, respectively, associated with the Warnaco acquisition and the related integration and restructuring.

(2)
The first quarter of 2013 includes pre-tax interest expense of $840 incurred prior to the Warnaco acquisition closing date related to the $700,000 of senior notes issued to fund a portion of the consideration for the acquisition.

(3)	The first quarter of 2013 includes pre-tax costs of $40,395 associated with the Company’s debt modification and extinguishment.

(4)
The second, third and fourth quarters of 2013 include a tax expense (benefit) of $28,024, $(27,520), and $4,647, respectively, associated with non-recurring discrete items related to the Warnaco integration.

(5)
The third quarter of 2013 includes pre-tax income of $24,309 due to the amendment of an unfavorable contract, which resulted in the reduction of a liability recorded at the time of the Tommy Hilfiger acquisition.

(6)	The third and fourth quarters of 2013 include pre-tax losses of $19,453 and $775, respectively, associated with the sale of substantially all of the assets of the Company’s Bass business.

(7)	The fourth quarter of 2013 includes a pre-tax actuarial gain of $52,539 on pension and other postretirement plans.

(8)
The fourth quarter of 2013 includes a tax expense of $120,000 related to an increase to the Company’s previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements.

(9)
The first, second, third and fourth quarters of 2012 include pre-tax costs of $3,316, $4,541, $6,561 and $6,107, respectively, associated with the Company’s integration of Tommy Hilfiger and related restructuring.

(10)	The third and fourth quarters of 2012 include pre-tax costs of $6,412 and $36,167 associated with the Company’s acquisition of Warnaco.

(11)	The third and fourth quarters of 2012 include tax benefits of $4,500 and $9,451, respectively, resulting from the recognition of previously unrecognized net operating loss assets and tax credits.

(12)	The fourth quarter of 2012 includes a pre-tax actuarial loss of $28,142 on pension and other postretirement plans.

(13)
The fourth quarter of 2012 includes pre-tax interest expense of $3,656 incurred prior to the Warnaco acquisition closing date related to the $700,000 of senior notes issued to fund a portion of the consideration for the acquisition.

(14)
The first and second quarters of 2013 include amounts that have been adjusted from the amounts that were previously reported in the Company’s 2013 Quarterly Reports on Form 10-Q. During the process of finalizing the Warnaco purchase price allocation in the fourth quarter of 2013, the Company received additional information about facts and circumstances that existed as of the Warnaco acquisition date. As a result of the receipt of new information, which was included in the final valuation report from a third-party valuation firm, and considering the results of that report, the Company estimated the fair value of the order backlog acquired as part of the Warnaco acquisition to be $24,100 lower than the estimated provisional amount. As a result of this adjustment to fair value, the carrying amount of the order backlog (which was being amortized principally over six months) was retrospectively decreased as of February 13, 2013, with a corresponding increase to goodwill and other intangible assets (net of related deferred taxes), and the related order backlog amortization expense for the first and second quarters of 2013 was reduced. The Company recorded these measurement period adjustments in the fourth quarter of 2013 and applied the adjustments retrospectively in accordance with FASB guidance for business combinations. The measurement period adjustments were included in the results of the Calvin Klein International segment. The following presents amounts previously reported in the Company’s 2013 Quarterly Reports on Form 10-Q, as applicable, and the amounts as retrospectively adjusted:

	First Quarter 2013			Second Quarter 2013
	As Originally Reported in Form 10-Q in 2013	Measurement Period Adjustments	As Retrospectively Adjusted	As Originally Reported in Form 10-Q in 2013	Measurement Period Adjustments	As Retrospectively Adjusted
Net (loss) income attributable to PVH Corp.	$(20,052)	$9,736	$(10,316)	$(15,996)	$10,597	$(5,399)
Basic net (loss) income per common share attributable to PVH Corp.	(0.25)	0.12	(0.13)	(0.20)	0.13	(0.07)
Diluted net (loss) income per common share attributable to PVH Corp.	(0.25)	0.12	(0.13)	(0.20)	0.13	(0.07)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 framework). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 2, 2014. On February 13, 2013, the Company completed its acquisition of The Warnaco Group, Inc. and its subsidiaries (collectively, “Warnaco”). As the acquisition occurred during 2013, management excluded the Warnaco business from its assessment of internal control over financial reporting. As of February 2, 2014 and for the fiscal year then ended, total assets and total revenue of the Warnaco business represented 40% and 25%, respectively, of the Company’s consolidated assets and revenue.

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

/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER

Emanuel Chirico	Michael Shaffer
Chairman and Chief Executive Officer	Executive Vice President and Chief
April 3, 2014	Operating & Financial Officer
April 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PVH Corp.

We have audited PVH Corp.’s internal control over financial reporting as of February 2, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). PVH Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Warnaco Group, Inc., which is included in the 2013 consolidated financial statements of PVH Corp. and constituted 40% and 25% of total assets and revenue, respectively, as of February 2, 2014 and for the year then ended. Our audit of internal control over financial reporting of PVH Corp. also did not include an evaluation of the internal control over financial reporting of The Warnaco Group, Inc.

In our opinion, PVH Corp. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PVH Corp. and subsidiaries as of February 2, 2014 and February 3, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and redeemable non-controlling interest and cash flows for each of the three years in the period ended February 2, 2014 and our report dated April 3, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
April 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PVH Corp.

We have audited the accompanying consolidated balance sheets of PVH Corp. and subsidiaries as of February 2, 2014 and February 3, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and redeemable non-controlling interest and cash flows for each of the three years in the period ended February 2, 2014. Our audits also included the financial statement schedule included in Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVH Corp. and subsidiaries at February 2, 2014 and February 3, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2014 in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PVH Corp.’s internal control over financial reporting as of February 2, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated April 3, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 3, 2014

PVH CORP.

FIVE YEAR FINANCIAL SUMMARY
(In thousands, except per share data, percents and ratios)

	2013 (1)	2012 (2)	2011(3)	2010(4)	2009(5)
Summary of Operations
Revenue	$8,186,351	$6,042,999	$5,890,624	$4,636,848	$2,398,731
Cost of goods sold, expenses and other income items	7,672,889	5,382,637	5,399,451	4,433,818	2,168,057
Income before interest and taxes	513,462	660,362	491,173	203,030	230,674
Interest expense, net	184,696	117,250	128,088	126,822	32,229
Income tax expense	185,284	109,272	87,388	21,831	44,946
Net loss attributable to redeemable non-controlling interest	(55)	—	—	—	—
Net income attributable to PVH Corp.	$143,537	$433,840	$275,697	$54,377	$153,499
Per Share Statistics
Basic net income per common share attributable to PVH Corp.	$1.77	$5.98	$3.86	$0.83	$2.97
Diluted net income per common share attributable to PVH Corp.	1.74	5.87	3.78	0.81	2.92
Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per equivalent common share(6)	52.76	44.61	37.59	34.28	22.51
Financial Position
Current assets	$2,998,592	$2,437,006	$1,739,235	$1,835,289	$994,883
Current liabilities (including short-term borrowings and current portion of long-term debt)	1,552,397	1,162,447	1,043,871	931,255	362,881
Working capital	1,446,195	1,274,559	695,364	904,034	632,002
Total assets	11,575,578	7,731,687	6,752,361	6,784,350	2,339,679
Capital leases	25,325	31,060	26,753	24,891	—
Long-term debt	3,878,221	2,211,642	1,832,925	2,364,002	399,584
Stockholders’ equity	4,335,179	3,252,569	2,715,449	2,442,544	1,168,553
Other Statistics
Total debt to total capital(7)	48.0%	41.9%	41.7%	49.5%	25.5%
Net debt to net capital(8)	44.0%	30.8%	38.6%	43.7%	(7.5)%
Current ratio	1.9	2.1	1.7	2.0	2.7

(1)
2013 includes (a) pre-tax costs of $469,690 associated with the Company’s acquisition and integration of Warnaco and the related restructuring; (b) pre-tax costs of $40,395 associated with the Company’s debt modification and extinguishment; (c) pre-tax income of $24,309 due to the amendment of an unfavorable contract; (d) a pre-tax loss of $20,228 associated with the sale of substantially all of the assets of the Company’s Bass business; (e) a pre-tax actuarial gain of $52,539 on pension and other postretirement plans; (f) pre-tax interest expense of $840 incurred prior to the Warnaco acquisition closing date related to the $700,000 of senior notes issued to fund the acquisition; (g) a net tax expense of $5,151 associated with non-recurring discrete items related to the Warnaco acquisition; and (h) a tax expense of $120,000 related to an increase to the Company’s previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements.

(2)
2012 includes (a) pre-tax costs of $20,525 associated with the Company’s integration of Tommy Hilfiger and the related restructuring; (b) pre-tax costs of $42,579 associated with the Company’s acquisition of Warnaco; (c) a pre-tax actuarial loss of $28,142 on pension and other postretirement plans; (d) pre-tax interest expense of $3,656 incurred in the fourth quarter related to the $700,000 of senior notes issued that quarter; and (e) a tax benefit of $13,951 resulting from the recognition of previously unrecognized net operating loss assets and tax credits.

(3)
2011 includes (a) pre-tax costs of $69,522 associated with the Company’s integration of Tommy Hilfiger and the related restructuring; (b) pre-tax costs of $8,118 related to the Company’s negotiated early termination of its license to market sportswear under the Timberland brand and its exit of the Izod women’s wholesale sportswear business; (c) a pre-tax expense of $20,709 recorded in connection with the Company’s reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license; (d) pre-tax costs of $16,233 associated with the Company’s modification of its senior secured credit facility; (e) a pre-tax actuarial loss of $76,120 on pension and other postretirement plans; and (f) a tax benefit of $5,352 resulting from the revaluation of certain deferred tax liabilities in connection with a decrease in the tax rate in Japan.

(4)
2010 includes (a) pre-tax costs of $338,317 associated with the Company’s acquisition and integration of Tommy Hilfiger, including transaction, restructuring and debt extinguishment costs and the effects of hedges against Euro to United States dollar exchange rates related to the purchase price; (b) pre-tax costs of $6,552 associated with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business; (c) a pre-tax actuarial loss of $4,534 on pension and other postretirement plans; and (d) a tax benefit of $8,873 related to the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

(5)
2009 includes (a) pre-tax costs of $25,897 associated with the Company’s restructuring initiatives announced in the fourth quarter of 2008; (b) a pre-tax actuarial loss of $9,859 on pension and other postretirement plans; and (c) a tax benefit of $29,400 related to the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

(6)
Stockholders’ equity per equivalent common share is calculated by dividing stockholders’ equity by the sum of common shares outstanding and the number of common shares that the Company’s Series A convertible preferred shares are convertible into for the applicable years, as such convertible preferred stock is classified within stockholders’ equity in the Company’s Consolidated Balance Sheets.

(7)	Total capital equals interest-bearing debt (including capital leases) and stockholders’ equity.

(8)	Net debt and net capital are total debt (including capital leases) and total capital reduced by cash.

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
	Balance at Beginning of Period						Balance at End of Period

Description					Deductions
Year Ended February 2, 2014
Allowance for doubtful accounts	$16,114	$11,968	$3,716	(b)	$5,437	(c)	$26,361
Allowance/accrual for operational chargebacks and customer markdowns (a)	151,062	498,159	28,161	(b)	426,798		250,584
Total	167,176	510,127	31,877		432,235		276,945
Year Ended February 3, 2013
Allowance for doubtful accounts	$15,744	$6,315	$—		$5,945	(c)	$16,114
Allowance/accrual for operational chargebacks and customer markdowns (a)	163,132	320,914	—		332,984		151,062
Total	178,876	327,229	—		338,929		167,176
Year Ended January 29, 2012
Allowance for doubtful accounts	$11,105	$6,332	$—		$1,693	(c)	$15,744
Allowance/accrual for operational chargebacks and customer markdowns (a)	161,691	337,948	—		336,507		163,132
Total	172,796	344,280	—		338,200		178,876

(a)	Contains activity associated with the wholesale sales allowance accrual included in accrued expenses. Please see Note 21, “Other Comments” for specified amounts.

(b)	Principally due to the acquisition of Warnaco in 2013.

(c)	Principally accounts written off as uncollectible, net of recoveries.