Form 10-Q
period 2014-05-04
PVH CORP. /DE/
filed 2014-06-12
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	May 4, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of June 3, 2014 was 82,349,513.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged, and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize benefits from our acquisition of The Warnaco Group, Inc. (“Warnaco”); (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost escalation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including, without limitation, the ability to integrate an acquired entity, such as Warnaco, into us with no substantial adverse effect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended
	May 4,	May 5,
	2014	2013
Net sales	$1,871.5	$1,823.0
Royalty revenue	69.4	67.1
Advertising and other revenue	22.8	20.1
Total revenue	1,963.7	1,910.2
Cost of goods sold	930.5	958.3
Gross profit	1,033.2	951.9
Selling, general and administrative expenses	859.1	895.4
Debt modification and extinguishment costs	93.1	40.4
Equity in income of unconsolidated affiliates, net	3.5	2.3
Income before interest and taxes	84.5	18.4
Interest expense	42.1	47.9
Interest income	1.5	2.0
Income (loss) before taxes	43.9	(27.5)
Income tax expense (benefit)	8.7	(17.2)
Net income (loss)	35.2	(10.3)
Less: Net (loss) income attributable to redeemable non-controlling interest	(0.1)	0.0
Net income (loss) attributable to PVH Corp.	$35.3	$(10.3)
Basic net income (loss) per common share attributable to PVH Corp.	$0.43	$(0.13)
Diluted net income (loss) per common share attributable to PVH Corp.	$0.42	$(0.13)
Dividends declared per common share	$0.0375	$0.0750

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income (Loss)
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 4,	May 5,
	2014	2013

Net income (loss)	$35.2	$(10.3)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) of $(3.3); and $(0.4)	109.5	(111.7)
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(0.1) and $(0.1)	(0.1)	(0.1)
Net unrealized and realized (loss) gain on effective hedges, net of tax (benefit) of $(0.1) and $(1.2)	(7.5)	7.9
Comprehensive income (loss)	137.1	(114.2)
Less: Comprehensive income attributable to redeemable non-controlling interest	0.5	0.1
Total comprehensive income (loss) attributable to PVH Corp.	$136.6	$(114.3)

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	May 4,	February 2,	May 5,
	2014	2014	2013
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$513.0	$593.2	$746.3
Trade receivables, net of allowances for doubtful accounts of $20.9, $26.4 and $28.1	817.4	730.3	765.8
Other receivables	37.8	30.9	53.8
Inventories, net	1,177.8	1,281.0	1,135.8
Prepaid expenses	174.2	151.9	225.0
Other, including deferred taxes of $153.2, $155.1 and $99.4	207.1	211.3	129.7
Total Current Assets	2,927.3	2,998.6	3,056.4
Property, Plant and Equipment, net	708.5	712.1	680.1
Goodwill	3,577.7	3,506.8	3,426.5
Tradenames	3,038.0	3,010.3	2,973.3
Other Intangibles, net	1,047.3	1,041.9	1,143.8
Other Assets, including deferred taxes of $34.3, $35.2 and $82.4	330.2	305.9	312.6
Total Assets	$11,629.0	$11,575.6	$11,592.7

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$428.7	$582.9	$418.7
Accrued expenses, including deferred taxes of $0.1, $1.2 and $17.9	771.5	844.2	736.1
Deferred revenue	22.1	33.5	21.7
Short-term borrowings	144.8	6.8	14.7
Current portion of long-term debt	99.3	85.0	98.8
Total Current Liabilities	1,466.4	1,552.4	1,290.0
Long-Term Debt	3,862.0	3,878.2	4,362.3
Other Liabilities, including deferred taxes of $1,009.6, $1,016.6 and $1,068.8	1,821.1	1,804.2	1,813.7
Redeemable Non-Controlling Interest	—	5.6	5.7
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 82,897,616; 82,679,574 and 81,200,842 shares issued	82.9	82.7	81.2
Additional paid in capital - common stock	2,715.1	2,696.6	2,594.5
Retained earnings	1,607.0	1,574.8	1,429.3
Accumulated other comprehensive income	143.6	42.3	35.9
Less: 576,377; 512,702 and 172,839 shares of common stock held in treasury, at cost	(69.1)	(61.2)	(19.9)
Total Stockholders’ Equity	4,479.5	4,335.2	4,121.0
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,629.0	$11,575.6	$11,592.7

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 4,	May 5,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$35.2	$(10.3)
Adjustments to reconcile to net cash used by operating activities:
Depreciation and amortization	60.7	84.2
Equity in income of unconsolidated affiliates, net	(3.5)	(2.3)
Deferred taxes	(45.7)	(35.2)
Stock-based compensation expense	11.7	18.9
Debt modification and extinguishment costs	93.1	40.4
Net gain on deconsolidation of subsidiaries and joint venture	(8.0)	—
Changes in operating assets and liabilities:
Trade receivables, net	(80.4)	(69.4)
Inventories, net	112.1	145.6
Accounts payable, accrued expenses and deferred revenue	(230.9)	(330.9)
Prepaid expenses	(33.1)	(20.8)
Employer pension contributions	—	(30.0)
Other, net	37.4	74.5
Net cash used by operating activities	(51.4)	(135.3)
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(7.4)	(1,815.3)
Cash received for sale of Chaps sportswear assets	—	18.3
Purchase of property, plant and equipment	(50.7)	(45.7)
Contingent purchase price payments	(11.6)	(14.2)
Change in restricted cash	9.7	—
Investments in unconsolidated affiliates	(26.2)	—
Net cash used by investing activities	(86.2)	(1,856.9)
FINANCING ACTIVITIES(1)
Net proceeds from (payments on) short-term borrowings	139.9	(23.0)
Repayment of 2011 facilities	—	(900.0)
Redemption of 7 3/8% senior notes, including make whole premium	(667.6)	—
Repayment of Warnaco’s previously outstanding debt	—	(197.0)
Proceeds from 2014/2013 facilities, net of related fees	586.7	2,993.4
Payment of fees associated with issuance of 4 1/2% senior notes	—	(16.3)
Net proceeds from settlement of awards under stock plans	3.9	10.1
Excess tax benefits from awards under stock plans	3.1	14.8
Cash dividends	(3.1)	(6.1)
Acquisition of treasury shares	(7.9)	(20.1)
Payments of capital lease obligations	(2.2)	(2.4)
Net cash provided by financing activities	52.8	1,853.4
Effect of exchange rate changes on cash and cash equivalents	4.6	(7.1)
Decrease in cash and cash equivalents	(80.2)	(145.9)
Cash and cash equivalents at beginning of period	593.2	892.2
Cash and cash equivalents at end of period	$513.0	$746.3

(1) See Note 17 for information on noncash investing and financing transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s and Olga, which are owned, and Speedo, which is licensed in perpetuity, as well as various other owned, licensed and private label brands. In addition, through the end of the third quarter of 2013, the Company owned, and operated businesses under, the G.H. Bass & Co. and Bass trademarks. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, underwear, intimate apparel, swim products and, to a lesser extent, handbags, footwear and other related products and licenses its owned brands over a broad range of products. References to the aforementioned and other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. Please see Note 4, “Investments in Unconsolidated Affiliates,” for a further discussion. As a result of the acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company acquired a majority interest in a joint venture in India that was consolidated and accounted for as a redeemable non-controlling interest during 2013. The redeemable non-controlling interest represented the minority shareholders’ proportionate share (49%) of the equity in that entity. During the first quarter of 2014, in connection with the sale of the minority shareholders’ interests to a third party, the Company and the new shareholder entered into a shareholder agreement with different governing arrangements between the Company and the new shareholder as compared to the arrangements with the prior minority shareholders. Based on the new arrangements, the joint venture was deconsolidated and is now accounted for using the equity method of accounting. Please see Note 5, “Redeemable Non-Controlling Interest,” for a further discussion.

The Company’s fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to the Company’s fiscal year, unless the context requires otherwise.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2014.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen weeks ended May 4, 2014 and May 5, 2013 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year.

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

Fair Value of the Acquisition Consideration

The acquisition date fair value of the acquisition consideration paid at closing totaled $3,137.1 million, which consisted of the following:

(In millions, except per share data)
Cash	$2,180.0
Common stock (7.7 shares, par value $1.00 per share)	926.5
Warnaco employee replacement stock awards	39.8
Elimination of pre-acquisition liability to Warnaco	(9.2)
Total fair value of the acquisition consideration	$3,137.1

The fair value of the 7.7 million common shares issued was equal to the aggregate value of the shares at the closing market price of the Company’s common stock on February 12, 2013, the day prior to the closing. The value of the replacement stock awards was determined by multiplying the estimated fair value of the Warnaco awards outstanding at the time of the acquisition, reduced by an estimated value of awards to be forfeited, by the proportionate amount of the vesting period that had lapsed as of the acquisition date. Also included in the acquisition consideration was the elimination of a $9.2 million pre-acquisition liability to Warnaco.

The Company funded the cash portion and related costs of the Warnaco acquisition, repaid all outstanding borrowings under its previously outstanding senior secured credit facilities and repaid all of Warnaco’s previously outstanding long-term debt with the net proceeds of (i) the issuance of $700.0 million of 4 1/2% senior notes due 2022; and (ii) the borrowing of $3,075.0 million of term loans under new senior secured credit facilities.

Please see Note 8, “Debt,” Note 12, “Stock-Based Compensation,” and Note 14, “Stockholders’ Equity,” for a further discussion of these aspects of the acquisition.

The Company incurred certain pre-tax costs in 2012 and 2013 directly associated with the acquisition, including short-lived non cash valuation adjustments and amortization, totaling approximately $170.0 million, of which approximately $65.0 million was recorded during the thirteen weeks ended May 5, 2013. Please see Note 15, “Activity Exit Costs,” for a discussion of restructuring costs incurred during the thirteen weeks ended May 4, 2014 associated with the acquisition.

The operations acquired with Warnaco had total revenue of $516.6 million and a net loss, after non cash valuation adjustments and amortization and integration costs, of $(22.3) million for the period from the date of acquisition through May 5, 2013. These amounts were included in the Company’s results of operations for the thirteen week period then ended.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the thirteen weeks ended May 5, 2013, as if the acquisition and the related financing transactions had occurred at the beginning of the year prior to the acquisition date. The pro forma results were calculated applying the Company’s accounting policies and reflect (i) the impact on revenue, cost of goods sold and selling, general and administrative expenses resulting from the elimination of intercompany transactions; (ii) the impact on depreciation and amortization expense based on fair value adjustments to Warnaco’s property, plant and equipment and intangible assets recorded in connection with the acquisition; (iii) the impact on interest expense resulting from changes to the Company’s capital structure in connection with the acquisition; (iv) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; (v) the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the thirteen weeks ended May 5, 2013; and (vi) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Warnaco. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the year prior to the acquisition date, nor are they indicative of the future operating results of the combined company.

Pro Forma
Thirteen Weeks Ended
(In millions)	5/5/13
Total revenue	$1,973.2
Net income attributable to PVH Corp.	75.4

Allocation of the Acquisition Consideration

The following table summarizes the fair values of the assets acquired and liabilities and redeemable non-controlling interest assumed at the date of acquisition:

(In millions)
Cash and cash equivalents	$364.7
Trade receivables	286.7
Other receivables	46.9
Inventories	442.9
Prepaid expenses	38.7
Other current assets	56.0
Property, plant and equipment	123.3
Goodwill	1,513.2
Tradenames	604.6
Other intangibles	1,023.7
Other assets	169.3
Total assets acquired	4,670.0
Accounts payable	180.1
Accrued expenses	260.5
Short-term borrowings	26.9
Current portion of long-term debt	2.0
Long-term debt	195.0
Other liabilities	862.8
Total liabilities assumed	1,527.3
Redeemable non-controlling interest	5.6
Total fair value of acquisition consideration	$3,137.1

The Company finalized the purchase price allocation during the fourth quarter of 2013 and applied applicable measurement period adjustments retrospectively in accordance with Financial Accounting Standards Board (“FASB”) guidance for business combinations.

During the process of finalizing the purchase price allocation in the fourth quarter of 2013, the Company received additional information about facts and circumstances that existed as of the Warnaco acquisition date. As a result of the receipt of new information, which was included in the final valuation report received from a third-party valuation firm, and considering the results of that report, the Company estimated the fair value of the order backlog acquired as part of the Warnaco acquisition to be $24.1 million lower than the estimated provisional amount. As a result of this adjustment to fair value, the carrying amount of the order backlog (which was being amortized principally over six months) was retrospectively decreased as of February 13, 2013, with a corresponding increase to goodwill and other intangible assets (net of related deferred taxes), and the related order backlog amortization expense for the first quarter of 2013 was reduced by $11.6 million. The Company recorded these measurement period adjustments in the fourth quarter of 2013 and applied the adjustments retrospectively to the first quarter of 2013. The measurement period adjustments were included in the results of the Calvin Klein International segment.

In connection with the acquisition, the Company recorded goodwill of $1,513.2 million, which was assigned to the Company’s Calvin Klein North America, Calvin Klein International, Tommy Hilfiger North America, Tommy Hilfiger International, Heritage Brands Wholesale and Heritage Brands Retail segments in the amounts of $456.0 million, $658.6 million, $5.9 million, $296.5 million, $84.3 million and $11.9 million, respectively. In accordance with FASB guidance, the goodwill acquired in the Warnaco acquisition was assigned as of the acquisition date to the Company’s reporting units that are expected to benefit from the synergies of the combination. For those reporting units that had not been assigned any of the assets acquired or liabilities assumed in the acquisition, the amount of goodwill assigned was determined by calculating the estimated fair value of such reporting units before the acquisition and their estimated fair values after the acquisition. None of the goodwill is expected to be deductible for tax purposes.

The Company also recorded other intangible assets of $1,628.3 million, which included reacquired license rights of $593.3 million, order backlog of $73.0 million and customer relationships of $149.8 million, which are all amortizable, as well as tradenames of $604.6 million and perpetual license rights of $207.6 million, which have indefinite lives.

Sale of Chaps Sportswear Assets

Contemporaneously with the Company’s acquisition of Warnaco, Ralph Lauren Corporation reacquired the license for Chaps men’s sportswear that Warnaco held from affiliates of Ralph Lauren Corporation. The Chaps sportswear business was previously operated by Warnaco under such license. In connection with this transaction, the Company sold all of the assets of the Chaps sportswear business, which consisted principally of inventory, to Ralph Lauren Corporation for gross proceeds of $18.3 million.

Acquisition of Russia Franchisee

The Company acquired three Tommy Hilfiger stores in Russia during the fourth quarter of 2013 and two additional stores during the first quarter of 2014 from a former franchisee. The Company paid $6.0 million during the fourth quarter of 2013 for the first three stores and $4.3 million during the first quarter of 2014 for the other two. These transactions were accounted for as business combinations.

Acquisition of Ireland Franchisee

During the first quarter of 2014, the Company acquired six Tommy Hilfiger stores in Ireland from a former Tommy Hilfiger franchisee. The Company paid $3.1 million as consideration for this transaction. This transaction was accounted for as a business combination.

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Karl Lagerfeld
The Company acquired a 10% economic interest in Karl Lagerfeld B.V., the parent company of the Karl Lagerfeld brand, during the thirteen weeks ended May 4, 2014 for $18.9 million. One of the Company’s executive officers indirectly owns approximately 35% of Karl Lagerfeld B.V. The Company has significant influence as defined under FASB guidance with respect to its investment in Karl Lagerfeld B.V., therefore, this investment is being accounted for under the equity method of accounting.

Calvin Klein Australia
The Company formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in 2013 in which the Company owns a 50% economic interest. The joint venture licenses from a Company subsidiary the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, the Company contributed to the joint venture its subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. In connection with this contribution, which took place on the first day of 2014, the Company deconsolidated these subsidiaries and recognized a net gain of $2.1 million during the thirteen weeks ended May 4, 2014, which was recorded in selling, general and administrative expenses. The gain was measured as the difference between the fair value of the Company’s 50% interest as determined by a third-party valuation firm and the carrying value of the net assets and cash contributed. The Company made a net payment of $7.3 million to PVH Australia during the thirteen weeks ended May 4, 2014, representing its 50% share of funding. This investment is being accounted for under the equity method of accounting.

Calvin Klein India

As a result of the Warnaco acquisition, the Company acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”). The joint venture licenses from a Company subsidiary the rights to the Calvin Klein trademark in India. Beginning in the first quarter of 2014, this investment is being accounted for under the equity method of accounting. Please see Note 5, “Redeemable Non-Controlling Interest,” for a further discussion.

Tommy Hilfiger Brazil

The Company formed a joint venture, Tommy Hilfiger do Brasil S.A., in Brazil in 2012, in which the Company owns a 40% economic interest. The joint venture licenses from a Company subsidiary the rights to the Tommy Hilfiger trademarks in Brazil. This investment is being accounted for under the equity method of accounting.

Tommy Hilfiger China

The Company formed a joint venture, TH Asia Ltd., in China in 2010, in which the Company owns a 45% economic interest. The joint venture assumed direct control of the Tommy Hilfiger wholesale and retail distribution businesses in China from the prior licensee on August 1, 2011. The joint venture licenses from a Company subsidiary the rights to these businesses. This investment is being accounted for under the equity method of accounting.

Tommy Hilfiger India

The Company acquired in 2011 a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India licenses from a Company subsidiary the rights to the Tommy Hilfiger trademarks in India for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license, and sublicenses the trademarks for certain other product categories. This investment is being accounted for under the equity method of accounting.

Included in other assets in the Company’s Consolidated Balance Sheets as of May 4, 2014, February 2, 2014 and May 5, 2013 is $113.0 million, $71.3 million and $63.3 million, respectively, related to these investments in unconsolidated affiliates.

5. REDEEMABLE NON-CONTROLLING INTEREST
As a result of the acquisition of Warnaco, the Company acquired a 51% interest in a joint venture, CK India, that was consolidated in the Company’s financial statements during 2013.
The fair value of the non-controlling interest as of the date of the Warnaco acquisition was $5.6 million. During 2013, subsequent changes in the fair value of the redeemable non-controlling interest were recognized immediately as they occurred and the carrying amount of the redeemable non-controlling interest was adjusted to equal the fair value at the end of each reporting period, provided that this amount at the end of each reporting period was not lower than the initial fair value. Any fair value adjustment to the carrying amount of the redeemable non-controlling interest was recognized immediately in retained earnings of the Company. No fair value adjustments to the carrying amount recorded as of the acquisition date were made during the thirteen weeks ended May 5, 2013, but the carrying amount was adjusted for net income and other comprehensive income during the thirteen weeks ended May 5, 2013. As of May 5, 2013, the carrying value of the redeemable non-controlling interest was $5.7 million.

During the first quarter of 2014, Arvind Limited purchased the Company’s prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between the Company and the new shareholder as compared to the arrangements with the prior minority shareholders, the Company no longer holds a controlling interest in the joint venture. CK India was deconsolidated, as a result, and the Company began reporting its 51% interest as an equity method investment in the first quarter of 2014. The Company recognized a net gain of $5.9 million in connection with the deconsolidation of CK India during the thirteen weeks ended May 4, 2014, which was recorded in selling, general and administrative expenses. The gain was measured as the difference between the fair value of the Company’s 51% interest as determined by a third-party valuation firm and the carrying value.

6. GOODWILL

The changes in the carrying amount of goodwill for the thirteen weeks ended May 4, 2014, by segment, were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 2, 2014
Goodwill, gross	$683.6	$877.8	$204.4	$1,489.9	$239.2	$11.9	$3,506.8
Accumulated impairment losses	—	—	—	—	—	—	—
Goodwill, net	683.6	877.8	204.4	1,489.9	239.2	11.9	3,506.8
Contingent purchase price payments to Mr. Calvin Klein	5.5	5.7	—	—	—	—	11.2
Goodwill from acquisition of Russia franchisee	—	—	—	3.8	—	—	3.8
Goodwill from acquisition of Ireland franchisee	—	—	—	3.7	—	—	3.7
Currency translation	1.6	12.1	—	38.3	0.2	—	52.2
Balance as of May 4, 2014
Goodwill, gross	690.7	895.6	204.4	1,535.7	239.4	11.9	3,577.7
Accumulated impairment losses	—	—	—	—	—	—	—
Goodwill, net	$690.7	$895.6	$204.4	$1,535.7	$239.4	$11.9	$3,577.7

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

7. RETIREMENT AND BENEFIT PLANS

The Company has five noncontributory defined benefit pension plans as of May 4, 2014 covering substantially all employees resident in the United States who meet certain age and service requirements. As part of the Warnaco acquisition, the Company acquired a frozen noncontributory defined benefit pension plan. Such plan was merged with an existing plan of the Company’s during 2013. For those vested (after five years of service), the plans provide monthly benefits upon retirement based on career compensation and years of credited service. The Company refers to these five plans as its “Pension Plans.”

The Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits. In addition, the Company has a capital accumulation plan, which is an unfunded non-qualified supplemental defined benefit plan, covering two current and 15 retired executives as of May 4, 2014. Under the individual participants’ agreements, the participants in this plan will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. The Company also has for certain employees resident in the United States who meet certain age and service requirements an unfunded non-qualified supplemental defined benefit pension plan, which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement. The Company refers to these three plans as its “SERP Plans.”

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

Net benefit cost was recognized in selling, general and administrative expenses as follows:

	Pension Plans		SERP Plans		Postretirement Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
(In millions)	5/4/14	5/5/13	5/4/14	5/5/13	5/4/14	5/5/13

Service cost, including plan expenses	$5.0	$4.6	$1.1	$1.1	$—	$0.0
Interest cost	7.1	6.5	0.9	0.8	0.2	0.2
Expected return on plan assets	(10.9)	(9.8)	—	—	—	—
Amortization of prior service cost (credit)	0.0	0.0	0.0	0.0	(0.2)	(0.2)
Total	$1.2	$1.3	$2.0	$1.9	$0.0	$0.0

Currently, the Company expects to make a contribution of approximately $2.5 million to its Pension Plans in 2014. The Company’s actual contributions may differ from planned contributions due to many factors including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

8. DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000.0 million (approximately $9.8 million based on exchange rates in effect on May 4, 2014) and is utilized to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless the Company gives notice of termination. As of May 4, 2014, the Company had $9.8 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at May 4, 2014 was 0.46%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 4, 2014 was $9.8 million.

One of the Company’s European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which are used to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the thirteen weeks ended May 4, 2014.

One of the Company’s Asian subsidiaries has a short-term $10.0 million revolving credit facility to be used to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 4, 2014.

One of the Company’s Asian subsidiaries has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3,000.0 million (approximately $2.9 million based on exchange rates in effect on May 4, 2014) and is utilized to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 4, 2014.

One of the Company’s Latin American subsidiaries has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$69.0 million (approximately $31.0 million based on exchange rates in effect on May 4, 2014) and are utilized to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the thirteen weeks ended May 4, 2014.

In addition, the Company has certain other facilities, under which there were no borrowings outstanding as of or during the thirteen weeks ended May 4, 2014.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	5/4/14	5/5/13

Senior secured term loan A facility due 2019	$1,978.7	$1,693.1
Senior secured term loan B facility due 2020	1,182.9	1,368.4
4 1/2% senior unsecured notes	700.0	700.0
7 3/8% senior unsecured notes	—	600.0
7 3/4% debentures	99.7	99.6
Total	3,961.3	4,461.1
Less: Current portion of long-term debt	99.3	98.8
Long-term debt	$3,862.0	$4,362.3

As of May 4, 2014, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
Remainder of 2014	$74.5
2015	99.3
2016	136.6
2017	186.2
2018	198.6
2019	1,291.1

As of May 4, 2014, after taking into account the effect of the interest rate swap agreements discussed in the section entitled “2014 Senior Secured Credit Facilities” below, which were in effect as of such date, approximately 55% of the Company’s long-term debt was at a fixed rate, with the remainder at variable rates.

2013 Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, the Company entered into senior secured credit facilities (the “2013 facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under prior facilities that were amended and restated during 2011 (the “2011 facilities”) and repay all of Warnaco’s previously outstanding long-term debt. The 2013 facilities consisted of a $1,700.0 million United States dollar-denominated Term Loan A facility (recorded net of an original issue discount of $7.3 million as of the acquisition date), a $1,375.0 million United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $6.9 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750.0 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475.0 million United States dollar-denominated revolving credit facility, (b) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185.9 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs. In connection with entering into the 2013 facilities and repaying all outstanding borrowings under the 2011 facilities and all of Warnaco’s previously outstanding long-term debt, the Company paid debt issuance costs of $67.4 million (of which $34.6 million was expensed as debt modification and extinguishment costs and $32.8 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $5.8 million to write-off previously capitalized debt issuance costs.

On March 21, 2014, the Company amended and restated the 2013 facilities, as discussed in the section entitled “2014 Senior Secured Credit Facilities” below.

2014 Senior Secured Credit Facilities

On March 21, 2014 (the “Restatement Date”), the Company entered into an amendment (the “Amendment”) to the 2013 facilities (as amended by the Amendment, the “2014 facilities”). The Amendment provided for an additional $350.0 million principal amount of loans under the Term Loan A facility and an additional $250.0 million principal amount of loans under the Term Loan B facility and extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2018 to February 13, 2019. The maturity of the Term Loan B facility remains February 13, 2020. On the Restatement Date, the Company borrowed the additional principal amounts described above and used the proceeds to redeem all of its outstanding 7 3/8% senior notes, as discussed in the section entitled “7 3/8% Senior Notes Due 2020” below. In connection with entering into the Amendment, the Company paid debt issuance costs of $13.3 million (of which $8.0 million was expensed as debt modification and extinguishment costs and $5.3 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $3.2 million to write-off previously capitalized debt issuance costs.

The 2014 facilities consist of a $1,986.3 million United States dollar-denominated Term Loan A facility (recorded net of an original issue discount of $7.8 million), a $1,188.6 million United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $5.7 million) and senior secured revolving credit facilities consisting of (a) a $475.0 million United States dollar-denominated revolving credit facility, (b) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185.9 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs.

The Company has fully drawn the term loans under the 2014 facilities. The revolving credit facilities also include amounts available for letters of credit. As of May 4, 2014, the Company had drawn $135.0 million of revolving credit borrowings and approximately $56.9 million of letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350.0 million plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

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

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.75% for adjusted Eurocurrency rate loans and 0.75% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending May 4, 2014, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon the Company’s net leverage ratio.

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

During the second quarter of 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228.8 million of the Company’s variable rate debt obligation under its previously outstanding United States dollar-denominated senior secured Term Loan A facility under the 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $1,164.8 million as of May 4, 2014, and is now converting a portion of the Company’s variable rate debt obligation under its new Term Loan A facility in the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated, and it will pay a fixed rate of 0.604%, plus the current applicable margin.

The Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632.0 million of the Company’s variable rate debt obligation under its previously outstanding United States dollar-denominated senior secured term loan A facility under the 2011 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding, with a notional amount of $237.8 million as of May 4, 2014 and is now converting a portion of the Company’s variable rate debt obligation under its new Term Loan A facility in the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the three-month LIBOR is eliminated, and it will pay a fixed rate of 1.197%, plus the current applicable margin.

The outstanding notional amount of each interest rate swap will be adjusted according to pre-set schedules during the term of each swap agreement such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the Term Loan A facility is expected to always equal or exceed the then-outstanding combined notional amount of the interest rate swaps.

The 2014 facilities also contain covenants that restrict the Company’s ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in its interest or to satisfy its obligations under its other outstanding debt. These covenants restrict the Company’s ability to, among other things:

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

The 2014 facilities require the Company to comply with certain financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the applicable facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable which would result in acceleration of the Company’s other debt. If the Company was unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of the Company’s other indebtedness.

4 1/2% Senior Notes Due 2022

On December 20, 2012, the Company issued $700.0 million principal amount of 4 1/2% senior notes due December 15, 2022 in connection with the Warnaco acquisition. The Company paid $16.3 million of fees in the first quarter of 2013 in connection with the issuance of these notes, which will be amortized over the term of the notes.

Subject to certain conditions, the Company may redeem up to 35% of these notes prior to December 15, 2015 with the net cash proceeds of certain equity offerings without having to pay a penalty or “make whole” premium. The Company may redeem some or all of these notes at any time prior to December 15, 2017 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after December 15, 2017 at specified redemption prices plus any accrued and unpaid interest. The Company’s ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the indenture governing the notes.

7 3/4% Debentures Due 2023

The Company has outstanding $100.0 million of debentures due on November 15, 2023 with a yield to maturity of 7.80%. The debentures accrue interest at the rate of 7 3/4%. Pursuant to the indenture governing the debentures, the Company must maintain a certain level of stockholders’ equity in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the debentures.

7 3/8% Senior Notes Due 2020

On May 6, 2010, the Company issued $600.0 million principal amount of 7 3/8% senior notes due May 15, 2020. On March 24, 2014, in connection with the amendment and restatement of the Company’s term loans as discussed above in the section entitled “2014 Senior Secured Credit Facilities,” the Company redeemed all of its outstanding 7 3/8% senior notes and, pursuant to the indenture under which the notes were issued, paid a “make whole” premium of $67.6 million to the holders of the notes. The Company also recorded costs of $14.3 million to write-off previously capitalized debt issuance costs associated with these notes.

9. INCOME TAXES

The effective income tax rates for the thirteen weeks ended May 4, 2014 and May 5, 2013 were 19.7% and 62.7%, respectively.
The effective income tax rate for the thirteen weeks ended May 4, 2014 was lower than the United States statutory rate due to the impact of the benefit of lower tax rates in international jurisdictions where the Company files tax returns.

The effective income tax rate for the thirteen weeks ended May 5, 2013 was higher than the United States statutory rate. Overall lower tax rates in international jurisdictions where the Company files tax returns were more than offset by certain discrete tax benefits recorded during the quarter. Since the Company had a pre-tax loss, discrete tax benefits caused the effective tax rate to increase, whereas such benefits will lower the tax rate in periods with pre-tax income.

On May 14, 2014, the Company settled an uncertain tax position related to European and United States transfer pricing arrangements. The settlement will result in taxes of approximately $179.0 million. As of the end of the first quarter of 2014, the Company had recorded approximately $185.0 million for this uncertain tax position. Accordingly, in the second quarter of 2014, the Company will recognize a tax benefit of approximately $6.0 million, as well as record a reduction of approximately $185.0 million in its liability for uncertain tax positions.

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

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts (collectively referred to as “cash flow hedges”) that are designated as effective hedging instruments are recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”). The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings and no contracts were excluded from effectiveness testing. In addition, the Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), including all of the foreign currency forward exchange contracts related to intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

(In millions)	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	5/4/14	5/5/13	5/4/14	5/5/13
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$1.6	$1.1	$14.0	$3.2
Interest rate contracts	2.6	—	5.9	4.1
Total contracts designated as cash flow hedges	4.2	1.1	19.9	7.3
Undesignated contracts:
Foreign currency forward exchange contracts (inventory purchases)	—	0.1	—	0.6
Foreign currency forward exchange contracts (intercompany loans)	0.0	0.7	0.3	0.5
Total undesignated contracts	0.0	0.8	0.3	1.1
Total	$4.2	$1.9	$20.2	$8.4

At May 4, 2014, the notional amount outstanding of foreign currency forward exchange contracts for inventory purchases and intercompany loans was $624.6 million and $85.3 million, respectively. Such contracts expire principally between May 2014 and April 2015 for inventory purchases and between May 2014 and December 2014 for intercompany loans.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

(In millions)	(Loss) Gain Recognized in Other Comprehensive (Loss) Income		(Loss) Gain Reclassified from AOCI into (Expense) Income
			Location	Amount

Thirteen Weeks Ended	5/4/14	5/5/13		5/4/14	5/5/13
Foreign currency forward exchange contracts (inventory purchases)	$(12.3)	$8.9	Cost of goods sold	$(3.4)	$3.2
Interest rate contracts	(0.6)	(0.2)	Interest expense	(1.9)	(1.2)
Total	$(12.9)	$8.7		$(5.3)	$2.0

There was no ineffective portion of hedges designated as cash flow hedging instruments during the thirteen weeks ended May 4, 2014 and May 5, 2013.

A net loss in AOCI on foreign currency forward exchange contracts at May 4, 2014 of $13.9 million is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at May 4, 2014 of $5.3 million is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange undesignated contracts:

(In millions)	(Loss) Gain Recognized in Income
Thirteen Weeks Ended	Location	5/4/14	5/5/13
Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$—	$(0.3)
Foreign currency forward exchange contracts (intercompany loans)	Selling, general and administrative expenses	(2.1)	0.2

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of May 4, 2014.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	5/4/14				2/2/14				5/5/13
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$1.6	N/A	$1.6	N/A	$5.8	N/A	$5.8	N/A	$1.9	N/A	$1.9
Interest rate contracts	N/A	2.6	N/A	2.6	N/A	2.2	N/A	2.2	N/A	N/A	N/A	N/A
Total Assets	N/A	$4.2	N/A	$4.2	N/A	$8.0	N/A	$8.0	N/A	$1.9	N/A	$1.9

Liabilities:
Foreign currency forward exchange contracts	N/A	$14.3	N/A	$14.3	N/A	$6.2	N/A	$6.2	N/A	$4.3	N/A	$4.3
Interest rate contracts	N/A	5.9	N/A	5.9	N/A	6.8	N/A	6.8	N/A	4.1	N/A	4.1
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$5.4	5.4	N/A	N/A	$4.2	4.2	N/A	N/A	$7.2	7.2
Total Liabilities	N/A	$20.2	$5.4	$25.6	N/A	$13.0	$4.2	$17.2	N/A	$8.4	$7.2	$15.6

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

Pursuant to the agreement governing the reacquisition of the rights in India to the Tommy Hilfiger trademarks, the Company is required to make annual contingent purchase price payments into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India. Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one-year period. The Company made annual contingent purchase price payments of $0.4 million and $0.1 million during 2013 and 2012, respectively. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such liability was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments and the payments made to reduce the liability, changes in the fair value are included within selling, general and administrative expenses.

The following table presents the change in the Level 3 contingent purchase price payment liability during the thirteen weeks ended May 4, 2014 and May 5, 2013:

(In millions)	Thirteen Weeks Ended
	5/4/14	5/5/13
Beginning Balance	$4.2	$7.0
Payments	—	—
Adjustments included in earnings	1.2	0.2
Ending Balance	$5.4	$7.2

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of May 4, 2014 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	38.0%
Approximate discount rate	15.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $0.5 million.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $0.5 million.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

There were no non-financial assets or liabilities that were required to be remeasured at fair value on a non-recurring basis during the thirteen weeks ended May 4, 2014 or May 5, 2013.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of May 4, 2014, February 2, 2014 and May 5, 2013 were as follows:

(In millions)	5/4/14		2/2/14		5/5/13
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$513.0	$513.0	$593.2	$593.2	$746.3	$746.3
Short-term borrowings	144.8	144.8	6.8	6.8	14.7	14.7
Long-term debt (including portion classified as current)	3,961.3	3,987.3	3,963.2	4,025.3	4,461.1	4,624.8

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

Through May 4, 2014, the Company has granted under the 2006 Plan: (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable performance share units; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, with the exception of the Warnaco employee replacement awards discussed below, each share underlying a stock option award reduces the number available by one share, each share underlying a restricted stock award reduces the number available by two shares and each share underlying an RSU or performance share unit award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. Each share underlying a Warnaco employee replacement stock option, restricted stock, RSU or performance share unit award reduces the number available by one share. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under the 2003 Plan. Such options were granted with an exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Under the terms of the merger agreement in connection with the Warnaco acquisition, each outstanding award of Warnaco stock options, restricted stock and restricted stock units was assumed by the Company in 2013 and converted into an award of the same type, and subject to the same terms and conditions, but payable in shares of Company common stock. The replacement stock options are generally exercisable in three equal annual installments commencing one year after the date of original grant and the replacement RSUs and restricted stock awards generally vest three years after the date of original grant, principally on a cliff basis. The Company accounted for the replacement awards as a modification of the existing awards. As such, a new fair value was assigned to the awards, a portion of which is included as part of the merger consideration. The merger consideration of $39.8 million was determined by multiplying the estimated fair value of the Warnaco awards outstanding at the effective time of the Warnaco acquisition, net of the estimated value of awards to be forfeited, by the proportionate amount of the vesting period that had lapsed as of the acquisition date. The remaining fair value, net of estimated forfeitures, is being expensed on a straight-line basis over the awards’ remaining vesting periods.

Net income (loss) for the thirteen weeks ended May 4, 2014 and May 5, 2013 included $11.7 million and $18.9 million, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirteen weeks ended May 4, 2014 and May 5, 2013 (with the exception of the Warnaco employee replacement stock options):

	Thirteen Weeks Ended
	5/4/14	5/5/13
Weighted average risk-free interest rate	2.16%	0.95%
Weighted average expected option term (in years)	6.25	6.25
Weighted average Company volatility	44.14%	45.13%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per option	$56.36	$50.44

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

The following summarizes the assumptions used to estimate the fair value of the Warnaco employee stock options that were replaced on February 13, 2013:

Weighted average risk-free interest rate	0.24%
Weighted average expected option term (in years)	1.70
Weighted average Company volatility	29.40%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per option	$40.60

Service-based stock option activity for the thirteen weeks ended May 4, 2014 was as follows:

(In thousands, except per option data)	Options	Weighted Average Exercise Price Per Option
Outstanding at February 2, 2014	1,588	$58.47
Granted	134	124.54
Exercised	89	52.38
Cancelled	3	49.85
Outstanding at May 4, 2014	1,630	$64.26
Exercisable at May 4, 2014	1,067	$50.56

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

RSU activity for the thirteen weeks ended May 4, 2014 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 2, 2014	702	$89.06
Granted	209	125.20
Vested	139	83.85
Cancelled	10	98.77
Non-vested at May 4, 2014	762	$99.80

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

Restricted stock activity for the thirteen weeks ended May 4, 2014 was as follows:

(In thousands, except per share data)	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at February 2, 2014	46	$120.72
Granted	—	—
Vested	19	120.72
Cancelled	1	120.72
Non-vested at May 4, 2014	26	$120.72

The Company granted contingently issuable performance share units to certain of the Company’s senior executives during the first quarter of each of 2012, 2013 and 2014 subject to a performance period of two years and a service period of one year beyond the performance period. The Company granted contingently issuable performance share units to certain of the Company’s executives during the second quarter of 2013 subject to a performance period of three years. For the awards granted in the second quarter of 2013, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the performance period, of which 50 percent is based upon the Company’s absolute stock price growth during the performance period and 50 percent is based upon the Company’s total shareholder return during the performance period relative to other companies included in the S&P 500 as of the date of grant. For the awards granted in the first quarter of each 2013 and 2014, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the performance periods based on earnings per share growth during the applicable performance cycle. For the awards granted in the first quarter of 2012, the two year performance period has ended and the final number of shares, as determined based on both earnings per share growth and return on equity during the performance period, will vest following the additional one year service period.

For the contingently issuable performance share units granted during the first quarter of each 2012, 2013 and 2014, the Company records expense ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of these contingently issuable performance share units is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance share units do not accrue dividends prior to the completion of the performance cycle.

For the contingently issuable performance share units granted during the second quarter of 2013, because the awards are subject to market conditions, the Company records expense ratably over the vesting period, net of estimated forfeitures, regardless of whether the market condition is satisfied.

Performance share activity for the thirteen weeks ended May 4, 2014 was as follows:

(In thousands, except per share data)	Performance Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at February 2, 2014	548	$118.60
Granted	83	125.15
Vested	—	—
Cancelled	4	123.27
Non-vested at May 4, 2014	627	$119.44

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirteen weeks ended May 4, 2014 and May 5, 2013 were $8.3 million and $39.8 million, respectively. Of those amounts, $3.1 million and $14.8 million, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award. The Company recognizes these excess tax benefits in additional paid in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to the Company.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in AOCI, net of related taxes, by component for the thirteen weeks ended May 4, 2014:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized (loss) gain on effective hedges	Total
Balance, February 2, 2014	$50.1	$1.0	$(8.8)	$42.3
Other comprehensive income (loss) before reclassifications	106.9	—	(12.1)	94.8
Less: Amounts reclassified from AOCI	(2.0)	0.1	(4.6)	(6.5)
Other comprehensive income (loss)	108.9	(0.1)	(7.5)	101.3
Balance at May 4, 2014	$159.0	$0.9	$(16.3)	$143.6

The following table presents reclassifications out of AOCI to earnings for the thirteen weeks ended May 4, 2014 and May 5, 2013:

(In millions)	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Income Statements
	Thirteen Weeks Ended
	5/4/14	5/5/13
Realized (loss) gain on effective hedges:
Foreign currency forward exchange contracts	$(3.4)	$3.2	Cost of goods sold
Interest rate contracts	(1.9)	(1.2)	Interest expense
Less: Tax effect	(0.7)	1.1	Income tax expense
Total, net of tax	$(4.6)	$0.9

Amortization of retirement liability items:
Prior service credit	$0.2	$0.2	Selling, general and administrative expenses
Less: Tax effect	0.1	0.1	Income tax expense
Total, net of tax	$0.1	$0.1

Foreign currency translation adjustments:
Deconsolidation of foreign subsidiaries and joint venture	$(2.0)	$—	Selling, general and administrative expenses
Less: Tax effect	—	—	Income tax expense
Total, net of tax	$(2.0)	$—

14. STOCKHOLDERS’ EQUITY

Common Stock Issuance

On February 13, 2013, the Company issued 7.7 million shares of its common stock, par value $1.00 per share, as part of the consideration paid to the former stockholders of Warnaco in connection with the acquisition.

15. ACTIVITY EXIT COSTS

Warnaco Integration Costs

In connection with the Company’s acquisition of Warnaco during the first quarter of 2013 and the related integration, the Company incurred certain costs related to severance and termination benefits, inventory liquidations and lease/contract terminations. Such costs were as follows:

(In millions)	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 5/4/14	Cumulative Incurred To Date
Severance, termination benefits and other costs	$170.0	$7.4	$138.9
Inventory liquidation costs	36.1	1.0	36.1
Lease/contract termination and related costs	70.0	6.4	48.4
Total	$276.1	$14.8	$223.4

Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during the thirteen weeks ended May 4, 2014, $2.9 million relate to selling, general and administrative expenses of the Calvin Klein North America segment, $6.5 million relate to selling, general and administrative expenses of the Calvin Klein International segment, $3.6 million relate to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $0.8 million relate to corporate expenses not allocated to any reportable segment. Inventory liquidation costs incurred during the thirteen weeks ended May 4, 2014 were included in gross margin of the Company’s Calvin Klein North America segment (see Note 18, “Segment Data”).

The liabilities at May 4, 2014 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/4/14	Costs Incurred During the Thirteen Weeks Ended 5/4/14	Costs Paid During the Thirteen Weeks Ended 5/4/14	Liability at 5/4/14
Severance, termination benefits and other costs	$33.6	$7.4	$14.4	$26.6
Lease/contract termination and related costs	15.3	6.4	13.5	8.2
Total	$48.9	$13.8	$27.9	$34.8

The remaining charges for severance and termination benefits and lease/contract termination and other costs expected to be incurred relate principally to the aforementioned segments and corporate expenses not allocated to any reportable segment. Please see Note 18, “Segment Data.”

16. NET INCOME (LOSS) PER COMMON SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:

	Thirteen Weeks Ended
(In millions, except per share data)	5/4/14	5/5/13

Net income (loss) attributable to PVH Corp.	$35.3	$(10.3)

Weighted average common shares outstanding for basic net income (loss) per common share	82.2	80.0
Weighted average impact of dilutive securities	1.0	—
Total shares for diluted net income (loss) per common share	83.2	80.0

Basic net income (loss) per common share attributable to PVH Corp.	$0.43	$(0.13)

Diluted net income (loss) per common share attributable to PVH Corp.	$0.42	$(0.13)

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share were as follows:

	Thirteen Weeks Ended
(In millions)	5/4/14	5/5/13

Weighted average potentially dilutive securities	0.3	3.7

Contingently issuable shares that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of May 4, 2014 and May 5, 2013 and, therefore, were excluded from the calculation of diluted net income (loss) per common share for the thirteen weeks ended May 4, 2014 and May 5, 2013. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.8 million and 0.2 million as of May 4, 2014 and May 5, 2013, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

17. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirteen weeks ended May 4, 2014 and May 5, 2013, the Company recorded increases to goodwill of $11.2 million and $12.8 million, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirteen weeks ended May 4, 2014 and May 5, 2013, the Company paid $11.6 million and $14.2 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the first quarter of 2014, the Company recorded a loss of $17.5 million to write-off previously capitalized debt issuance costs in connection with the amendment and restatement of the 2013 Facilities and redemption of its 7 3/8% senior notes due 2020.

During the first quarter of 2013, the Company recorded a loss of $5.8 million to write-off previously capitalized debt issuance costs in connection with the modification and extinguishment of the 2011 Facilities.

During the first quarter of 2013, the Company issued 7.7 million shares of its common stock, par value $1.00 per share (of which 416 thousand shares were issued from treasury stock) as part of the consideration paid to the former stockholders of Warnaco in connection with the acquisition, which resulted in an increase in common stock of $7.3 million, an increase in additional paid in capital of $888.9 million and a decrease in treasury stock of $30.3 million. In addition, the Company issued awards valued at $39.8 million to replace outstanding stock awards made by Warnaco to its employees, which for accounting purposes are included in the total acquisition consideration. Also included in the acquisition consideration was the elimination of a $9.2 million pre-acquisition liability to Warnaco.

Omitted from purchases of property, plant and equipment in the Consolidated Statement of Cash Flows for the thirteen weeks ended May 4, 2014 and May 5, 2013 are $1.8 million and $2.6 million, respectively, of assets acquired through capital leases.

Omitted from investments in unconsolidated affiliates in the Consolidated Statement of Cash Flows for the thirteen weeks ended May 4, 2014 are noncash increases in the investment balances related to the Company’s Calvin Klein Australia joint venture and Calvin Klein India joint venture of $3.7 million and $6.2 million, respectively, resulting from the deconsolidation of these entities. Please see Note 4, “Investments in Unconsolidated Affiliates” and Note 5, “Redeemable Non-Controlling Interest,” for a further discussion.

18. SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as six reportable segments: (i) Calvin Klein North America; (ii) Calvin Klein International; (iii) Tommy Hilfiger North America; (iv) Tommy Hilfiger International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale in North America, primarily to department and specialty stores; (ii) operating retail stores, which are primarily located in premium outlet centers in North America, and an e-commerce website for customers in the United States, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, Calvin Klein on a platinum label and Calvin Klein on a white label for a broad array of products and retail services in North America.

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale principally in Europe, Asia and Brazil, primarily to department and specialty stores, franchisees of Calvin Klein, and through distributors; (ii) operating retail stores in Europe, Asia and Brazil, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, Calvin Klein on a platinum label and Calvin Klein on a white label for a broad array of products and retail services outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Calvin Klein foreign affiliates in Australia and India.

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale in North America, primarily to department stores, principally Macy’s; and (ii) operating retail stores, which are primarily located in premium outlet centers, and an e-commerce website for North American customers, which sell Tommy Hilfiger branded apparel, accessories and related products. This segment also derives revenue from licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products in North America.

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe, primarily to department and specialty stores, franchisees of Tommy Hilfiger, and through distributors and licensees; and (ii) operating retail stores in Europe and Japan, as well as operating an international e-commerce site, which sell Tommy Hilfiger branded apparel, accessories and related products. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Tommy Hilfiger foreign affiliates in Brazil, China and India. This segment also derives revenue from licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products outside of North America.

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores in North America of (i) dress shirts, neckwear and underwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear under the brand names Van Heusen, IZOD and ARROW; (iii) swimwear, fitness apparel, swim accessories and related products under the brand name Speedo; and (iv) women’s intimate apparel under the brand names Warner’s and Olga.

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

The following tables present summarized information by segment:

	Thirteen Weeks Ended
(In millions)	5/4/14		5/5/13
Revenue – Calvin Klein North America
Net sales	$301.6		$293.3
Royalty revenue	25.5		25.4
Advertising and other revenue	10.5		8.7
Total	337.6		327.4

Revenue – Calvin Klein International
Net sales	300.2		255.2	(1)
Royalty revenue	19.4		18.4
Advertising and other revenue	8.1		6.9
Total	327.7		280.5

Revenue – Tommy Hilfiger North America
Net sales	354.2		337.7
Royalty revenue	6.0		6.4
Advertising and other revenue	2.2		2.5
Total	362.4		346.6

Revenue – Tommy Hilfiger International
Net sales	484.6		451.8
Royalty revenue	14.0		11.8
Advertising and other revenue	1.4		1.2
Total	500.0		464.8

Revenue – Heritage Brands Wholesale
Net sales	354.9		354.5
Royalty revenue	3.9		4.0
Advertising and other revenue	0.5		0.6
Total	359.3		359.1

Revenue – Heritage Brands Retail
Net sales	76.0	(2)	130.5
Royalty revenue	0.6		1.1
Advertising and other revenue	0.1		0.2
Total	76.7		131.8

Total Revenue
Net sales	1,871.5		1,823.0
Royalty revenue	69.4		67.1
Advertising and other revenue	22.8		20.1
Total	$1,963.7		$1,910.2

(1)	Includes $30.0 million of sales returns for certain wholesale customers in the acquired Asia business in connection with the Company’s initiative to reduce excess inventory levels.

(2)	Includes a decrease of $46.5 million as compared to the prior year due to the sale of the the Bass business, which closed in the fourth quarter of 2013.

	Thirteen Weeks Ended
(In millions)	5/4/14		5/5/13
Income before interest and taxes – Calvin Klein North America	$41.1	(2)	$12.4	(6)

Income (loss) before interest and taxes – Calvin Klein International	32.8	(2)(3)	(36.5)	(6)

Income before interest and taxes – Tommy Hilfiger North America	40.2		46.0

Income before interest and taxes – Tommy Hilfiger International	75.0		72.1

Income before interest and taxes – Heritage Brands Wholesale	27.0	(2)	28.4	(6)

Loss before interest and taxes – Heritage Brands Retail	(3.2)	(4)	(6.8)

Loss before interest and taxes – Corporate(1)	(128.4)	(2)(5)	(97.2)	(6)(7)

Income before interest and taxes	$84.5		$18.4

(1)
Includes corporate expenses not allocated to any reportable segments. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s pension and other postretirement plans.

(2)
Income (loss) before interest and taxes for the thirteen weeks ended May 4, 2014 includes costs of $32.6 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $5.0 million in Calvin Klein North America; $11.2 million in Calvin Klein International; $4.0 million in Heritage Brands Wholesale; and $12.4 million in corporate expenses not allocated to any reportable segments.

(3)
Income before interest and taxes for the thirteen weeks ended May 4, 2014 includes a net gain of $8.0 million associated with the deconsolidation of certain Calvin Klein subsidiaries in Australia and the Company’s previously consolidated Calvin Klein joint venture in India. Please refer to Note 4, “Investments in Unconsolidated Affiliates” and Note 5, “Redeemable Non-Controlling Interest” for a further discussion.

(4)	Loss before interest and taxes for the thirteen weeks ended May 4, 2014 includes costs of $1.0 million related to the sale of the Bass business, which closed in the fourth quarter of 2013.

(5)
Loss before interest and taxes for the thirteen weeks ended May 4, 2014 includes costs of $93.1 million associated with the Company’s amendment and restatement of its previously outstanding senior secured credit facilities and redemption of its 7 3/8% senior notes due 2020. Please refer to Note 8, “Debt,” for a further discussion.

(6)
Income (loss) before interest and taxes for the thirteen weeks ended May 5, 2013 includes costs of $182.5 million associated with the Company’s acquisition and integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $41.1 million in Calvin Klein North America; $88.8 million in Calvin Klein International; $17.5 million in Heritage Brands Wholesale; and $35.1 million in corporate expenses not allocated to any reportable segments.

(7)
Loss before interest and taxes for the thirteen weeks ended May 5, 2013 includes costs of $40.4 million associated with the Company’s debt modification and extinguishment. Please refer to Note 8, “Debt,” for a further discussion.

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

19. GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of May 4, 2014 is approximately $4.1 million, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2.5 million as of May 4,

2014, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016. The estimated fair value of this guarantee obligation was immaterial as of May 4, 2014.

In connection with the sale of substantially all of the assets of Company’s Bass business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee may remain in effect if an option is exercised to extend the term of the lease. The maximum amount guaranteed as of May 4, 2014 is $72.8 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The estimated fair value of these guarantee obligations as of May 4, 2014 is $3.8 million, which is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet.

The Company has certain other guarantees whereby it guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

20. RECENT ACCOUNTING GUIDANCE

The FASB issued in March 2013 guidance that requires an entity to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary that is a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment related to the investment should be released into net income upon a partial sale of such investment. This guidance became effective for the Company in the first quarter of 2014. The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

The FASB issued in July 2013 guidance that requires an entity to present an uncertain tax position, or a portion of an uncertain tax position, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, to the extent (i) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the uncertain tax position should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance became effective prospectively for the Company in the first quarter of 2014. The adoption did not have any impact on the Company’s consolidated results of operations or financial position.

The FASB issued in April 2014 guidance that revises the criteria for reporting discontinued operations. The guidance requires that a disposal of a component of an entity or group of components of an entity be reported as discontinued operations if such disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance also requires additional disclosures for both discontinued operations and disposals of significant components of an entity that do not qualify as discontinued operations. This guidance is effective for the Company in the first quarter of 2015. The adoption is not expected to have a material impact on the Company’s consolidated results of operations or financial position.
The FASB issued in May 2014 guidance that supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of 2017 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We aggregate our reporting segments into three main businesses: (i) Calvin Klein, which consists of the businesses we operate under our Calvin Klein trademarks; (ii) Tommy Hilfiger, which consists of the businesses we operate under our Tommy Hilfiger trademarks; and (iii) Heritage Brands, which consists of the businesses we operate under our Van Heusen, IZOD, ARROW, Warner’s and Olga trademarks, the Speedo trademark we license in perpetuity, and other owned and licensed trademarks. References to the brand names Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s, Olga and Speedo and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Speedo (licensed for North America in perpetuity from Speedo International, Ltd.), Warner’s and Olga. In addition, through the end of the third quarter of 2013, we owned, and operated businesses under, the G.H. Bass & Co. and Bass trademarks. We also license brands from third parties primarily for use on dress shirts, neckwear and underwear offered in the United States and Canada.

We acquired Warnaco on February 13, 2013, and, with it, acquired the global Calvin Klein Jeans and Calvin Klein Underwear businesses and the Core Intimates (Warner’s and Olga) and Speedo businesses, which operate primarily in North America. Prior to the acquisition, Warnaco was our largest Calvin Klein licensee. Our total consideration for the acquisition was $3.137 billion, consisting of $2.180 billion paid in cash, the issuance of approximately 8 million shares of our common stock (valued at $926 million), the issuance of stock awards valued at $40 million to replace outstanding stock awards made by Warnaco to its employees and the elimination of a $9 million pre-acquisition liability to Warnaco. We funded the cash portion and related costs of the acquisition, repaid all outstanding borrowings under our previously outstanding senior secured credit facilities and repaid all of Warnaco’s previously outstanding long-term debt with the net proceeds of (i) an offering during the fourth quarter of 2012 of $700 million of 4 1/2% senior notes due 2022; and (ii) $3.075 billion of term loans borrowed during the first quarter of 2013 under new senior secured credit facilities. These items are more fully described in the section entitled “Liquidity and Capital Resources” below.

Our business strategy is to manage and market a portfolio of nationally and internationally recognized apparel and lifestyle brands at multiple price points and across multiple channels of distribution. We believe this approach reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. Our acquisition of Warnaco is consistent with this strategy, as it gave us direct global control of the brand image and commercial operations for the two largest Calvin Klein apparel categories — jeanswear and underwear. With these categories under our ownership, our teams have taken steps to strengthen management, improve operations, unify brand messaging, and coordinate and improve design, merchandising, retail distribution and marketing functions on a regional and global basis. We believe that these steps will strengthen Calvin Klein’s image, positioning and execution across all markets to drive sustainable growth. The Warnaco acquisition also provides a broader global platform for both the Calvin Klein and Tommy Hilfiger businesses and has enabled us to continue to transform from a primarily North American multi-brand business with strong European Tommy Hilfiger operations, to a more diversified, global organization. We intend to take advantage of our and Warnaco’s complementary geographic operations; Warnaco’s operations in Asia and Brazil should enhance our opportunities in those high-growth regions, and we will have the opportunity to leverage our expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein Jeans and Calvin Klein Underwear businesses in those regions. The acquisition also added the Speedo, Warner’s and Olga brands to our Heritage Brands portfolio. Like our other Heritage Brands businesses, these businesses are replenishment-based and generally provide consistent profitability and strong cash flows. With a diversified brand portfolio and strong operations in every major consumer market around the world, we believe the acquisition made our business better balanced across geographies, channels of distribution, product categories and price points, and expanded our opportunity to realize revenue growth and enhanced profitability. We remain on track to achieve synergies created through the acquisition, principally with respect to certain corporate functions and duplicative brand management functions in North America and Europe. Additionally, in order to focus on our core competencies in apparel and continue to grow the Calvin Klein and Tommy Hilfiger brands globally, we sold substantially all of the assets of our Bass division on November 4, 2013. The sale enables us to further invest in our more profitable apparel businesses, while also reducing sales and earnings volatility.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of men’s dress shirts, neckwear and underwear, men’s and women’s jeanswear, sportswear, intimate apparel, swim products, footwear, accessories and related products under owned and licensed trademarks; and (ii) the sale through approximately 1,900 company-operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger, Van Heusen and IZOD trademarks, and approximately 900 company-operated concessions/shop-in-shops worldwide under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products. We also operated G.H. Bass & Co. stores through the end of the third quarter of 2013, at which time we sold substantially all of the assets of our Bass business. We also generate royalty, advertising and other revenue from fees for licensing the use of our trademarks.

We recorded pre-tax charges in the thirteen weeks ended May 4, 2014 and May 5, 2013 in connection with the Warnaco acquisition, integration and restructuring that totaled $33 million and $183 million, respectively. The amounts incurred in 2013 included non cash charges of $115 million, principally related to short-lived valuation adjustments. We also recorded pre-tax debt modification and extinguishment charges in the thirteen weeks ended May 4, 2014 and May 5, 2013 that totaled $93 million and $40 million, respectively. We recorded a net gain of $8 million in the thirteen weeks ended May 4, 2014 resulting from the deconsolidation of certain Calvin Klein subsidiaries in Australia and our previously consolidated Calvin Klein joint venture in India. We expect to incur additional net pre-tax charges of approximately $75 million during the remainder of 2014 in connection with the Warnaco integration and related restructuring. Our future results of operations will continue to be significantly impacted by the Warnaco acquisition, particularly through the operations of the Calvin Klein business and through the changes in our capital structure that were necessary to complete the acquisition, as more fully discussed below.

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

Due to the above factors, our operating results for the thirteen weeks ended May 4, 2014 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 4, 2014 Compared With Thirteen Weeks Ended May 5, 2013

Total Revenue

Net sales in the first quarter of 2014 were $1.871 billion as compared to $1.823 billion in the first quarter of the prior year. The increase in net sales of $48 million was due principally to the net effect of the following items:

•
The aggregate addition of $53 million of net sales in our Calvin Klein North America and Calvin Klein International segments. Net sales for the North America business increased 3%, driven by (i) the ten additional days of operations in 2014 of the Calvin Klein businesses that we acquired, as the Warnaco acquisition closed on February 13, 2013; and (ii) modest growth in both the wholesale and retail businesses. Calvin Klein North America retail comparable store sales were flat, as unseasonably cold weather across North America negatively impacted most businesses. The Calvin Klein international business, which is principally comprised of the Asia, Europe and Brazil businesses acquired with Warnaco, posted a combined net sales increase of 18%, of which 5% was due principally to growth in Asia and the extra ten days in the first quarter of 2014 as compared to the prior year, and 13% was due to the absence in 2014 of $30 million of sales returns recorded in 2013 for certain wholesale customers in the acquired Asia business in connection with an initiative to reduce excess inventory levels. International comparable store sales declined 5%, primarily driven by the ongoing transitioning of the Europe jeanswear business and the absence of the Chinese New Year holiday in the first fiscal quarter of 2014. The jeanswear business in Europe remained under pressure due to the business’ concentration in Italy, where the economic environment remains weak, combined with our initiative to restructure the sales distribution mix.

•
The aggregate addition of $49 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Net sales in the Tommy Hilfiger North America business increased 5%, despite the negative impact of unseasonably cold weather, due principally to low single-digit wholesale growth, 2% retail comparable store sales growth and retail square footage expansion. Net sales in the Tommy Hilfiger International business increased 7% over the prior year, driven by comparable store sales growth of 6% in Europe and square footage expansion in our own retail stores. Also contributing to the revenue growth was the positive impact of foreign currency translation resulting from a stronger Euro in the first quarter of 2014 as compared with the prior year period.

•
The aggregate reduction of $54 million of net sales in our Heritage Brands Wholesale and Heritage Brands Retail segments. Of the $54 million decrease, approximately $47 million, or 9%, was due to the loss of revenue related to the exited Bass business. Sales for the ongoing Heritage Brands businesses decreased 2%, driven principally by a reduction in our Izod and Van Heusen retail businesses, as relatively flat sales in the wholesale business were more than offset by an 11% decline in retail comparable store sales. All businesses were negatively impacted by the unseasonably cold weather during the first quarter of 2014.

Royalty, advertising and other revenue in the first quarter of 2014 increased to $92 million from $87 million in the prior year’s first quarter. Calvin Klein royalty revenue in the first quarter increased 3% from the prior year amount, primarily driven by strength in women’s apparel and handbags. Offsetting the strength in these product categories was a decline of 10% due to the absence of royalty revenue from Warnaco in the current year, as the prior year’s first quarter included royalty revenue from Warnaco for the ten days prior to the acquisition. Tommy Hilfiger royalty revenue increased 10%, driven by strength in China and Latin America and growth in the footwear and eyewear categories.

Revenue for the full year 2014 is currently projected to increase 3% to approximately $8.5 billion, inclusive of a negative impact of $176 million, or 2%, attributable to the exited Bass business. It is currently projected that revenue for the Tommy Hilfiger business in 2014 will increase approximately 7%. Revenue for the Calvin Klein business in 2014 is currently expected to increase approximately 4%. Revenue for the ongoing Heritage Brands business in 2014 is currently projected to increase approximately 4%. Including the negative impact related to the exited Bass business, revenue for the Heritage Brands business is currently projected to decrease approximately 6%.

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

Gross profit on total revenue in the first quarter of 2014 was $1,033 million, or 52.6% of total revenue, compared with $952 million, or 49.8% of total revenue in the first quarter of the prior year. Of this 280 basis point increase, 250 basis points was due to the absence in 2014 of short-lived non cash valuation adjustments recorded in connection with the Warnaco acquisition and returns we recorded in connection with an initiative to reduce excess inventory levels. The remaining increase was due to growth in our higher-margin Tommy Hilfiger and Calvin Klein businesses.

We currently expect that the gross profit percentage on total revenue for the full year 2014 will increase as compared with 2013, for the same reasons as the first quarter increase mentioned above.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the first quarter of 2014 were $859 million, or 43.7% of total revenue, as compared to $895 million, or 46.9% of total revenue in the first quarter of the prior year. The 320 basis point decrease in SG&A expenses as a percentage of total revenue was due principally to the following: (i) a 460 basis point reduction due to a decrease as compared to the prior year in Warnaco acquisition, integration and restructuring costs; and (ii) a 50 basis point reduction due to the net gain recorded in the first quarter of 2014 resulting from the deconsolidation of certain Calvin Klein subsidiaries in Australia and our previously consolidated Calvin Klein joint venture in India, partially offset by (iii) faster growth in the higher-expense Tommy Hilfiger and Calvin Klein businesses and continued strategic investments in our acquired businesses, with a focus on enhancing the existing operating infrastructure, leveraging investments in our people, upgrading the quality and design of the Calvin Klein jeans product and elevating the Calvin Klein presentation at retail.

We currently expect that our SG&A expenses as a percentage of total revenue for the full year 2014 will decrease from 2013, for principally the same reasons as the first quarter decrease mentioned above. Our SG&A expenses may also be significantly impacted by the amount of expense recorded for our pension plans. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.

Equity in Income of Unconsolidated Affiliates, Net

The equity in income of unconsolidated affiliates, net, in the first quarter of 2014 was $4 million as compared to $2 million in the first quarter of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil, as well as the Calvin Klein brand in India and Australia (which we began accounting for under the equity method of accounting in the first quarter of 2014 in connection with our deconsolidation of certain subsidiaries), and the Karl Lagerfeld brand (in which we acquired an equity interest in April 2014). Please refer to Note 4, “Investments in Unconsolidated Affiliates,” and Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussions.

Debt Modification and Extinguishment Costs

We incurred costs totaling $93 million during the first quarter of 2014 in connection with the amendment and restatement of our senior secured credit facilities entered into in 2013 and the redemption of our 7 3/8% senior notes due 2020. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.

We incurred costs totaling $40 million in the first quarter of 2013 related to the modification and extinguishment of previously outstanding term loans and the replacement of such term loans with new senior secured credit facilities entered into in 2013 in connection with the Warnaco acquisition. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.

Interest Expense and Interest Income

Interest expense decreased to $42 million in the first quarter of 2014 from $48 million in the first quarter of the prior year due to lower debt levels as compared to the prior year, combined with the effect of the amendment and restatement of our term loans and the redemption of our 7 3/8% senior notes due 2020 early in the first quarter of 2014. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion. Interest income for the first quarter of 2014 of $2 million was flat to the first quarter of 2013.

Net interest expense is expected to be in a range of $140 million to $145 million for the full year 2014, due to lower average debt balances and the amendment and restatement of our credit facility and redemption of our 7 3/8% senior notes in the first quarter of 2014. We expect to pay down approximately $400 million of debt in 2014.

Income Taxes

The effective tax rates for the first quarters of 2014 and 2013 were 19.7% and 62.7%, respectively.

The effective income tax rate for the thirteen weeks ended May 4, 2014 was lower than the United States statutory rate due to the impact of the benefit of lower tax rates in international jurisdictions where we file tax returns.

The effective income tax rate for the thirteen weeks ended May 5, 2013 was higher than the United States statutory rate. Overall lower tax rates in international jurisdictions where we file tax returns were more than offset by certain discrete tax benefits recorded during the quarter. Since we had a pre-tax loss, discrete tax benefits caused the effective tax rate to increase, whereas such benefits will lower the tax rate in periods with pre-tax income.

We currently anticipate that our full year 2014 effective tax rate will be substantially less than the full year 2013 effective tax rate, as we currently do not expect the impact we experienced in 2013 from increasing our estimate for uncertain tax positions to recur. Such reduction is expected to be partially offset by reduced Warnaco integration and restructuring expenses in 2014, which would increase the proportion of our pre-tax earnings subject to United States tax. Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash at May 4, 2014 was $513 million, a reduction of $80 million as compared to cash at February 2, 2014 of $593 million. Cash flow for the full year 2014 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments we make in 2014.

As of May 4, 2014, approximately $436 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash used by operating activities was $51 million in the thirteen weeks ended May 4, 2014 as compared with $135 million in the thirteen weeks ended May 5, 2013. The decrease in cash used by operating activities as compared to the prior year was primarily driven by an increase in net income as adjusted for noncash charges in the current year period and the absence of pension contributions in the thirteen weeks ended May 4, 2014, as compared to the $30 million pension contribution made in the thirteen weeks ended May 5, 2013.

Investments in Unconsolidated Affiliates

During the thirteen weeks ended May 4, 2014, we acquired for $19 million a 10% economic interest in Karl Lagerfeld B.V., the parent company of the Karl Lagerfeld brand.

In 2013, we formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in which we own a 50% economic interest. The joint venture licenses from one of our subsidiaries the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, we contributed to the joint venture on the first day of 2014 our subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. In connection with this contribution, we deconsolidated these subsidiaries and recognized a net gain of $2 million during the thirteen weeks ended May 4, 2014. We also made a payment of $7 million to PVH Australia during the thirteen weeks ended May 4, 2014, representing our 50% share of the funding of the joint venture.

As a result of the Warnaco acquisition, we acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”). The joint venture licenses from one of our subsidiaries the rights to the Calvin Klein trademark in India. During the first quarter of 2014, Arvind Limited purchased our prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between us and the new shareholder as compared to the arrangements with the prior minority shareholders, we no longer hold a controlling interest in the joint venture. The former CK India subsidiary was deconsolidated and we began reporting our 51% interest as an equity method investment in the first quarter of 2014. We recognized a net gain of $6 million in connection with the deconsolidation of CK India during the thirteen weeks ended May 4, 2014.

Acquisition of Russia Franchisee

During the thirteen weeks ended May 4, 2014, we acquired two Tommy Hilfiger stores in Russia from a former Tommy Hilfiger franchisee. We paid $4 million as consideration for this transaction.

Acquisition of Ireland Franchisee

During the thirteen weeks ended May 4, 2014, we acquired six Tommy Hilfiger stores in Ireland from a former Tommy Hilfiger franchisee. We paid $3 million as consideration for this transaction.

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

Sale of Chaps Sportswear Assets

Contemporaneously with our acquisition of Warnaco on February 13, 2013, Ralph Lauren Corporation reacquired the license for Chaps men’s sportswear that Warnaco held from affiliates of Ralph Lauren Corporation. In connection with this transaction, we sold all of the assets of the Chaps sportswear business, which consisted principally of inventory, to Ralph Lauren Corporation for gross proceeds of $18 million.

Capital Expenditures

Our capital expenditures in the thirteen weeks ended ended May 4, 2014 were $51 million compared to $46 million in the thirteen weeks ended May 5, 2013. We currently expect that capital expenditures will increase for the full year 2014 to approximately $300 million as compared to $237 million in 2013, including a shift into 2014 of expenditures originally expected to occur in 2013. The increase in spending from 2013 to 2014 is expected to be primarily driven by investments in the operations we acquired with Warnaco and combining Warnaco’s infrastructure with ours, including information systems, logistics and facilities.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $12 million and $14 million in the thirteen weeks ended May 4, 2014 and May 5, 2013, respectively. We currently expect that such payments will be approximately $55 million for the full year 2014.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $3 million and $6 million in the thirteen weeks ended May 4, 2014 and May 5, 2013, respectively. The decrease was due to the timing of dividend payments in 2014 as compared to the prior year. We currently project that cash dividends on our common stock for the full year 2014 will be approximately $12 million, in line with the amount for the full year 2013, based on our current dividend rate, the number of shares of our common stock outstanding as of May 4, 2014 and our estimates of stock to be issued during the remainder of 2014 under our stock incentive plans.

Financing Arrangements

Our capital structure was as follows:

(in millions)	May 4, 2014	February 2, 2014	May 5, 2013
Short-term borrowings	$145	$7	$15
Current portion of long-term debt	99	85	99
Capital lease obligations	25	25	30
Long-term debt	3,862	3,878	4,362
Stockholders’ equity	4,480	4,335	4,121

In addition, we had $513 million, $593 million and $746 million of cash and cash equivalents as of May 4, 2014, February 2, 2014 and May 5, 2013, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion ($10 million based on exchange rates in effect on May 4, 2014) and is utilized to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless we give notice of termination. As of May 4, 2014, we had $10 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at May 4, 2014 was 0.46%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 4, 2014 was $10 million.

One of our European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which are used to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the thirteen weeks ended May 4, 2014.

One of our Asian subsidiaries has a short-term $10 million revolving credit facility to be used to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 4, 2014.

One of our Asian subsidiaries has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3.000 billion ($3 million based on exchange rates in effect on May 4, 2014) and is utilized to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 4, 2014.

One of our Latin American subsidiaries has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$69 million ($31 million based on exchange rates in effect on May 4, 2014) and are utilized to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the thirteen weeks ended May 4, 2014.

In addition, we have certain other facilities, under which we had no borrowings outstanding as of or during the thirteen weeks ended May 4, 2014.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $2 million and $2 million during the thirteen week periods ended May 4, 2014 and May 5, 2013, respectively.

2013 Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, we entered into senior secured credit facilities (the “2013 facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under prior facilities that were amended and restated during 2011 (the “2011 facilities”) and repay all of Warnaco’s previously outstanding long-term debt. The 2013 facilities consisted of a $1.700 billion United States dollar-

denominated Term Loan A facility (recorded net of an original issue discount of $7 million as of the acquisition date), a $1.375 billion United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $7 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs. In connection with entering into the 2013 facilities and repaying all outstanding borrowings under the 2011 facilities and all of Warnaco’s previously outstanding long-term debt, we paid debt issuance costs of $67 million (of which $35 million was expensed as debt modification and extinguishment costs and $33 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $6 million to write-off previously capitalized debt issuance costs.

On March 21, 2014, we amended and restated the 2013 facilities, as discussed in the section entitled “2014 Senior Secured Credit Facilities” below.

2014 Senior Secured Credit Facilities

On March 21, 2014 (the “Restatement Date”), we entered into an amendment (the “Amendment”) to the 2013 facilities (as amended by the Amendment, the “2014 facilities”). The Amendment provided for an additional $350 million principal amount of loans under the Term Loan A facility and an additional $250 million principal amount of loans under the Term Loan B facility and extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2018 to February 13, 2019. The maturity of the Term Loan B facility remains February 13, 2020. On the Restatement Date, we borrowed the additional principal amounts described above and used the proceeds to redeem all of our outstanding 7 3/8% senior notes, as discussed in the section entitled “7 3/8% Senior Notes Due 2020” below. In connection with entering into the Amendment, we paid debt issuance costs of $13 million (of which $8 million was expensed as debt modification and extinguishment costs and $5 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $3 million to write-off previously capitalized debt issuance costs.

The 2014 facilities consist of a $1.986 billion United States dollar-denominated Term Loan A facility (recorded net of an original issue discount of $8 million), a $1.189 billion United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $6 million) and senior secured revolving credit facilities consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs.

We have fully drawn the term loans under the 2014 facilities. The revolving credit facilities also include amounts available for letters of credit. As of May 4, 2014, we had drawn $135 million of revolving credit borrowings and approximately $57 million of letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1.350 billion plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

Our obligations under the 2014 facilities are guaranteed by substantially all of our existing and future direct and indirect United States subsidiaries, with certain exceptions. Obligations of the European Borrower under the 2014 facilities are guaranteed by us, substantially all of our existing and future direct and indirect United States subsidiaries (with certain exceptions) and Tommy Hilfiger Europe B.V., a wholly owned subsidiary of ours. We and our domestic subsidiary guarantors have pledged certain of our assets as security for the obligations under the 2014 facilities.

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

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.75% for adjusted Eurocurrency rate loans and 0.75% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ending May 4, 2014, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon our net leverage ratio.

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

During the second quarter of 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation under our previously outstanding United States dollar-denominated senior secured Term Loan A facility under the 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $1.165 billion as of May 4, 2014, and is now converting a portion of our variable rate debt obligation under our new Term Loan A facility in the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated, and we will pay a fixed rate of 0.604%, plus the current applicable margin.

We entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632 million of our variable rate debt obligation under our previously outstanding United States dollar-denominated senior secured term loan A facility under the 2011 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding, with a notional amount of $238 million as of May 4, 2014 and is now converting a portion of our variable rate debt obligation under our new Term Loan A facility in the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the three-month LIBOR is eliminated, and we will pay a fixed rate of 1.197%, plus the current applicable margin.

The outstanding notional amount of each interest rate swap will be adjusted according to pre-set schedules during the term of each swap agreement such that, based on our projections for future debt repayments, our outstanding debt under the Term Loan A facility is expected to always equal or exceed the then-outstanding combined notional amount of the interest rate swaps.

The 2014 facilities also contain covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our obligations under our other outstanding debt. These covenants restrict our ability to, among other things:

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

The 2014 facilities require us to comply with certain financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the applicable facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable which would result in acceleration of our other debt. If we were unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of our other indebtedness.

4 1/2% Senior Notes Due 2022

On December 20, 2012, we issued $700 million principal amount of 4 1/2% senior notes due December 15, 2022 in connection with the Warnaco acquisition. We paid approximately $16 million of fees in the first quarter of 2013 in connection with the issuance of these notes, which will be amortized over the term of the notes.

Subject to certain conditions, we may redeem up to 35% of these notes prior to December 15, 2015 with the net cash proceeds of certain equity offerings without having to pay a penalty or “make whole” premium. We may redeem some or all of these notes at any time prior to December 15, 2017 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after December 15, 2017 at specified redemption prices plus any accrued and unpaid interest. Our ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the indenture governing the notes.

7 3/4% Debentures Due 2023

We have outstanding $100 million of debentures due on November 15, 2023 with a yield to maturity of 7.80%. The debentures accrue interest at the rate of 7 3/4%. Pursuant to the indenture governing the debentures, we must maintain a certain level of stockholders’ equity in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the debentures.

7 3/8% Senior Notes Due 2020

On May 6, 2010, we issued $600 million principal amount of 7 3/8% senior notes due May 15, 2020. On March 24, 2014, in connection with the amendment and restatement of our term loans as discussed above in the section entitled “2014 Senior Secured Credit Facilities,” we redeemed all of our outstanding 7 3/8% senior notes and, pursuant to the indenture under which the notes were issued, paid a “make whole” premium of $68 million to the holders of the notes. We also recorded costs of $14 million to write-off previously capitalized debt issuance costs associated with these notes.

As of May 4, 2014, we were in compliance with all applicable financial and non-financial covenants.

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 2, 2014. During the thirteen weeks ended May 4, 2014, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 2, 2014.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of May 4, 2014 include cash and cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 4, 2014. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at May 4, 2014, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $500 thousand annually. During the first quarter of 2013, we entered into new senior secured credit facilities and simultaneously repaid our previously outstanding amended facility. During the first quarter of 2014, we amended and restated these facilities. Borrowings under our new senior secured credit facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of May 4, 2014, after taking into account the effect of our interest rate swap agreements, approximately 55% of our long-term debt was at a fixed rate, with the remainder at variable rates. Given our debt position at May 4, 2014, the effect of a 10 basis point increase in interest rates on our interest expense would be less than $600 thousand annually. Such amount excludes any impact from our United States dollar-denominated Term Loan B facility, which would currently not be impacted by a 10 basis point increase in interest rates due to its adjusted Eurocurrency rate floor of 0.75%. Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion of our new credit facilities and interest rate swap agreements.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 2, 2014 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of May 4, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 3, 2014
March 2, 2014	2,430	$119.63	—	—
March 3, 2014
April 6, 2014	17,419	126.40	—	—
April 7, 2014
May 4, 2014	43,826	123.48	—	—
Total	63,675	$124.13	—	—

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Substantially all shares shown in this table were withheld during the first quarter of 2014 in connection with the settlement of vested restricted stock units and restricted stock to satisfy tax withholding requirements.

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

+10.1
First Amendment to Credit Agreement, dated as of March 21, 2014, entered into by and among PVH Corp., PVH B.V. (formerly known as Tommy Hilfiger B.V.), the Guarantors listed on the signature pages thereto, each Lender party thereto, each Lender Counterparty party thereto, each Issuing Bank party thereto and Barclays Bank PLC, as administrative agent and collateral agent.

10.2
Amendment to Third Amended and Restated Employment Agreement, dated as of March 24, 2014, between Calvin Klein, Inc. and Paul Thomas Murry (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 25, 2014 (“Date of Report” of March 24, 2014)).

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

PVH CORP.
Registrant

Dated:	June 12, 2014	/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit    Description

10.1
First Amendment to Credit Agreement, dated as of March 21, 2014, entered into by and among PVH Corp., PVH B.V. (formerly known as Tommy Hilfiger B.V.), the Guarantors listed on the signature pages thereto, each Lender party thereto, each Lender Counterparty party thereto, each Issuing Bank party thereto and Barclays Bank PLC, as administrative agent and collateral agent.

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