Form 10-Q
period 2014-08-03
PVH CORP. /DE/
filed 2014-09-11
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	August 3, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of September 2, 2014 was 82,393,281.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize benefits from our acquisition of The Warnaco Group, Inc. (“Warnaco”); (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost escalation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including, without limitation, the ability to integrate an acquired entity, such as Warnaco, into us with no substantial adverse effect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
Net sales	$1,890.5	$1,884.5	$3,762.0	$3,707.5
Royalty revenue	65.3	62.5	134.7	129.6
Advertising and other revenue	19.8	17.8	42.6	37.9
Total revenue	1,975.6	1,964.8	3,939.3	3,875.0
Cost of goods sold	920.9	938.7	1,851.4	1,897.0
Gross profit	1,054.7	1,026.1	2,087.9	1,978.0
Selling, general and administrative expenses	895.8	941.2	1,754.9	1,836.6
Debt modification and extinguishment costs	—	—	93.1	40.4
Equity in income of unconsolidated affiliates, net	0.4	0.8	3.9	3.1
Income before interest and taxes	159.3	85.7	243.8	104.1
Interest expense	35.0	49.5	77.1	97.4
Interest income	1.2	2.1	2.7	4.1
Income before taxes	125.5	38.3	169.4	10.8
Income tax (benefit) expense	(1.0)	43.6	7.7	26.4
Net income (loss)	126.5	(5.3)	161.7	(15.6)
Less: Net income (loss) attributable to redeemable non-controlling interest	—	0.1	(0.1)	0.1
Net income (loss) attributable to PVH Corp.	$126.5	$(5.4)	$161.8	$(15.7)
Basic net income (loss) per common share attributable to PVH Corp.	$1.54	$(0.07)	$1.97	$(0.19)
Diluted net income (loss) per common share attributable to PVH Corp.	$1.52	$(0.07)	$1.94	$(0.19)
Dividends declared per common share	$0.0750	$0.0375	$0.1125	$0.1125

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income (Loss)
Unaudited
(In millions)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013

Net income (loss)	$126.5	$(5.3)	$161.7	$(15.6)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $0.0; $0.1; $(3.3) and $(0.3)	(99.3)	(38.6)	10.2	(150.3)
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(0.1); $(0.1); $(0.2) and $(0.2)	(0.1)	(0.1)	(0.2)	(0.2)
Net unrealized and realized gain on effective hedges, net of tax expense (benefit) of $0.1; $0.5; $(0.0) and $(0.7)	15.5	1.6	8.0	9.5
Comprehensive income (loss)	42.6	(42.4)	179.7	(156.6)
Less: Comprehensive (loss) income attributable to redeemable non-controlling interest	—	(1.7)	0.5	(1.6)
Total comprehensive income (loss) attributable to PVH Corp.	$42.6	$(40.7)	$179.2	$(155.0)

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	August 3,	February 2,	August 4,
	2014	2014	2013
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$461.1	$593.2	$628.9
Trade receivables, net of allowances for doubtful accounts of $21.9, $26.4 and $21.8	730.1	730.3	707.9
Other receivables	37.2	30.9	45.5
Inventories, net	1,365.4	1,281.0	1,338.8
Prepaid expenses	185.7	151.9	233.3
Other, including deferred taxes of $158.8, $155.1 and $91.2	215.0	211.3	114.1
Total Current Assets	2,994.5	2,998.6	3,068.5
Property, Plant and Equipment, net	703.6	712.1	685.8
Goodwill	3,530.3	3,506.8	3,431.0
Tradenames	3,000.6	3,010.3	2,975.8
Other Intangibles, net	1,027.9	1,041.9	1,073.2
Other Assets, including deferred taxes of $31.0, $35.2 and $70.2	328.4	305.9	300.2
Total Assets	$11,585.3	$11,575.6	$11,534.5

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$576.7	$582.9	$552.3
Accrued expenses, including deferred taxes of $0.1, $1.2 and $1.3	731.8	844.2	759.0
Deferred revenue	31.1	33.5	29.2
Short-term borrowings	165.2	6.8	3.4
Current portion of long-term debt	99.3	85.0	85.0
Total Current Liabilities	1,604.1	1,552.4	1,428.9
Long-Term Debt	3,642.9	3,878.2	4,195.2
Other Liabilities, including deferred taxes of $1,183.2, $1,016.6 and $1,072.8	1,808.0	1,804.2	1,836.2
Redeemable Non-Controlling Interest	—	5.6	5.6
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 82,988,978; 82,679,574 and 82,052,537 shares issued	83.0	82.7	82.1
Additional paid in capital - common stock	2,731.9	2,696.6	2,623.7
Retained earnings	1,727.2	1,574.8	1,419.1
Accumulated other comprehensive income	59.7	42.3	0.6
Less: 596,991; 512,702 and 478,934 shares of common stock held in treasury, at cost	(71.5)	(61.2)	(56.9)
Total Stockholders’ Equity	4,530.3	4,335.2	4,068.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,585.3	$11,575.6	$11,534.5

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Twenty-Six Weeks Ended
	August 3,	August 4,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$161.7	$(15.6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	121.1	181.4
Equity in income of unconsolidated affiliates, net	(3.9)	(3.1)
Deferred taxes	(9.6)	(20.1)
Stock-based compensation expense	24.4	34.5
Impairment of long-lived assets	2.3	—
Debt modification and extinguishment costs	93.1	40.4
Net gain on deconsolidation of subsidiaries and joint venture	(8.0)	—
Changes in operating assets and liabilities:
Trade receivables, net	(1.5)	(14.3)
Inventories, net	(88.7)	(59.0)
Accounts payable, accrued expenses and deferred revenue	(96.3)	(145.9)
Prepaid expenses	(47.2)	(29.0)
Employer pension contributions	—	(30.0)
Other, net	22.8	104.4
Net cash provided by operating activities	170.2	43.7
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(7.4)	(1,815.3)
Cash received for sale of Chaps sportswear assets	—	18.3
Purchase of property, plant and equipment	(102.7)	(105.6)
Contingent purchase price payments	(24.0)	(26.7)
Change in restricted cash	9.7	—
Investments in unconsolidated affiliates	(26.2)	—
Net cash used by investing activities	(150.6)	(1,929.3)
FINANCING ACTIVITIES(1)
Net proceeds from (payments on) short-term borrowings	160.3	(34.3)
Repayment of 2011 facilities	—	(900.0)
Redemption of 7 3/8% senior notes, including make whole premium	(667.6)	—
Repayment of Warnaco’s previously outstanding debt	—	(197.0)
Proceeds from 2014/2013 facilities, net of related fees	586.7	2,993.4
Repayment of 2014/2013 facilities	(219.8)	(181.7)
Payment of fees associated with issuance of 4 1/2% senior notes	—	(16.3)
Net proceeds from settlement of awards under stock plans	6.7	24.3
Excess tax benefits from awards under stock plans	4.6	15.1
Cash dividends	(9.4)	(9.2)
Acquisition of treasury shares	(10.3)	(57.1)
Payments of capital lease obligations	(4.5)	(4.7)
Net cash (used) provided by financing activities	(153.3)	1,632.5
Effect of exchange rate changes on cash and cash equivalents	1.6	(10.2)
Decrease in cash and cash equivalents	(132.1)	(263.3)
Cash and cash equivalents at beginning of period	593.2	892.2
Cash and cash equivalents at end of period	$461.1	$628.9

(1) See Note 17 for information on noncash investing and financing transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s and Olga, which are owned, and Speedo, which is licensed for North America and the Caribbean in perpetuity, as well as various other owned, licensed and private label brands. In addition, through the end of the third quarter of 2013, the Company owned and operated businesses under the G.H. Bass & Co. and Bass trademarks. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, underwear, intimate apparel, swim products and, to a lesser extent, handbags, footwear and other related products and licenses its owned brands over a broad range of products. References to the aforementioned and other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. Please see Note 4, “Investments in Unconsolidated Affiliates,” for a further discussion. As a result of the acquisition in the first quarter of 2013 of The Warnaco Group, Inc. (“Warnaco”), the Company acquired a majority interest in a joint venture in India that was consolidated and accounted for as a redeemable non-controlling interest during 2013. The redeemable non-controlling interest represented the minority shareholders’ proportionate share (49%) of the equity in that entity. During the first quarter of 2014, in connection with the sale of the minority shareholders’ interests to a third party, the Company and the new shareholder entered into a shareholder agreement with different governing arrangements between the Company and the new shareholder as compared to the arrangements with the prior minority shareholders. Based on the new arrangements, the joint venture was deconsolidated and is now accounted for using the equity method of accounting. Please see Note 5, “Redeemable Non-Controlling Interest,” for a further discussion.

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

The results of operations for the thirteen and twenty-six weeks ended August 3, 2014 and August 4, 2013 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

Certain reclassifications have been made to the consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year.

2. INVENTORIES

Inventories are comprised principally of finished goods and are stated at the lower of cost or market.

3. ACQUISITIONS AND DIVESTITURES

Acquisition of Warnaco

The Company acquired on February 13, 2013 all of the outstanding equity interests in Warnaco. The results of Warnaco’s operations since that date are included in the Company’s consolidated financial statements. Warnaco designs, sources, markets and distributes a broad line of intimate apparel, underwear, jeanswear and swim products worldwide. Warnaco’s products are sold under the Calvin Klein, Speedo, Warner’s and Olga brand names and were also previously sold under the Chaps brand name. Ralph Lauren Corporation reacquired the Chaps license on February 14, 2013 as a result of Company’s acquisition of Warnaco.

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

The Company incurred certain pre-tax costs in 2012 and 2013 directly associated with the acquisition, including short-lived non cash valuation adjustments and amortization, totaling approximately $170.0 million, of which approximately $119.0 million was recorded during the twenty-six weeks ended August 4, 2013. Please see Note 15, “Activity Exit Costs,” for a discussion of restructuring costs incurred during the twenty-six weeks ended August 3, 2014 associated with the acquisition.

The operations acquired with Warnaco had total revenue of $1,027.9 million and a net loss, after non cash valuation adjustments and amortization and integration costs, of $(49.9) million for the period from the date of acquisition through August 4, 2013. These amounts were included in the Company’s results of operations for the twenty-six week period then ended.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the thirteen and twenty-six weeks ended August 4, 2013, as if the acquisition and the related financing transactions had occurred at the beginning of the year prior to the acquisition date. The pro forma results were calculated applying the Company’s accounting policies and reflect (i) the impact on revenue, cost of goods sold and selling, general and administrative expenses resulting from the elimination of intercompany transactions; (ii) the impact on depreciation and amortization expense based on fair value adjustments to Warnaco’s property, plant and equipment and intangible assets recorded in connection with the acquisition; (iii) the impact on interest expense resulting from changes to the Company’s capital structure in connection with the acquisition; (iv) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; (v) the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the thirteen and twenty-six weeks ended August 4, 2013; and (vi) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Warnaco. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the year prior to the acquisition date, nor are they indicative of the future operating results of the combined company.

	Pro Forma	Pro Forma
	Thirteen Weeks Ended	Twenty-Six Weeks Ended
(In millions)	8/4/13	8/4/13
Total revenue	$1,964.8	$3,938.0
Net income attributable to PVH Corp.	74.5	149.9

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

During the process of finalizing the purchase price allocation in the fourth quarter of 2013, the Company received additional information about facts and circumstances that existed as of the Warnaco acquisition date. As a result of the receipt of new information, which was included in the final valuation report received from a third-party valuation firm, and considering the results of that report, the Company estimated the fair value of the order backlog acquired as part of the Warnaco acquisition to be $24.1 million lower than the estimated provisional amount. As a result of this adjustment to fair value, the carrying amount of the order backlog (which was being amortized principally over six months) was retrospectively decreased as of February 13, 2013, with a corresponding increase to goodwill and other intangible assets (net of related deferred taxes), and the related order backlog amortization expense for the first and second quarters of 2013 was reduced by $11.6 million and $12.3 million, respectively. The difference between the decrease in backlog amortization expense and the decrease in the fair value of the intangible asset relates to changes in exchange rates subsequent to the acquisition date. The Company recorded these measurement period adjustments in the fourth quarter of 2013 and applied the adjustments retrospectively to the first and second quarters of 2013. The measurement period adjustments were included in the results of the Calvin Klein International segment.

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

Sale of Chaps Sportswear Assets

As a result of the Company’s acquisition of Warnaco, Ralph Lauren Corporation reacquired on February 14, 2013 the license for Chaps men’s sportswear that Warnaco held from affiliates of Ralph Lauren Corporation. The Chaps sportswear business was previously operated by Warnaco under such license. In connection with this transaction, the Company sold all of the assets of the Chaps sportswear business, which consisted principally of inventory, to Ralph Lauren Corporation for gross proceeds of $18.3 million.

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

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Karl Lagerfeld
The Company acquired a 10% economic interest in Karl Lagerfeld B.V., the parent company of the Karl Lagerfeld brand, during the first quarter of 2014 for $18.9 million. One of the Company’s directors owns approximately 35% of Karl Lagerfeld

B.V. The Company has significant influence as defined under FASB guidance with respect to its investment in Karl Lagerfeld B.V., therefore, this investment is being accounted for under the equity method of accounting.
Calvin Klein Australia
The Company formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in 2013 in which the Company owns a 50% economic interest. The joint venture licenses from a Company subsidiary the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, the Company contributed to the joint venture its subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. In connection with this contribution, which took place on the first day of 2014, the Company deconsolidated these subsidiaries and recognized a net gain of $2.1 million during the first quarter of 2014, which was recorded in selling, general and administrative expenses. The gain was measured as the difference between the fair value of the Company’s 50% interest as determined by a third-party valuation firm and the carrying value of the net assets and cash contributed. The Company made a net payment of $7.3 million to PVH Australia during the first quarter of 2014, representing its 50% share of funding. This investment is being accounted for under the equity method of accounting.

Calvin Klein India

Through Warnaco, the Company owns a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”). The joint venture licenses from a Company subsidiary the rights to the Calvin Klein trademark in India. Beginning in the first quarter of 2014, this investment is being accounted for under the equity method of accounting. Please see Note 5, “Redeemable Non-Controlling Interest,” for a further discussion.

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

Included in other assets in the Company’s Consolidated Balance Sheets as of August 3, 2014, February 2, 2014 and August 4, 2013 is $112.0 million, $71.3 million and $62.8 million, respectively, related to these investments in unconsolidated affiliates.

5. REDEEMABLE NON-CONTROLLING INTEREST
Through Warnaco, the Company owns a 51% interest in a joint venture, CK India, that was consolidated in the Company’s financial statements during 2013.
The fair value of the non-controlling interest as of the date of the Warnaco acquisition was $5.6 million. During 2013, subsequent changes in the fair value of the redeemable non-controlling interest were recognized immediately as they occurred and the carrying amount of the redeemable non-controlling interest was adjusted to equal the fair value at the end of each reporting period, provided that this amount at the end of each reporting period was not lower than the initial fair value. Any fair value adjustment to the carrying amount of the redeemable non-controlling interest was recognized immediately in retained earnings of the Company. After adjusting the carrying amount for net income and other comprehensive income during the twenty-six weeks ended August 4, 2013, an adjustment to retained earnings of $1.6 million was necessary to increase the fair value of the redeemable non-controlling interest as of August 4, 2013 to the initial fair value of $5.6 million.

During the first quarter of 2014, Arvind Limited purchased the Company’s prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between the Company and the new shareholder as compared to the arrangements with the prior minority shareholders, the Company no longer holds a controlling interest in the joint venture. CK India was deconsolidated, as a result, and the Company began reporting its 51% interest as an equity method investment in the first quarter of 2014. The Company recognized a net gain of $5.9 million in connection with the deconsolidation of CK India during the first quarter of 2014, which was recorded in selling, general and administrative expenses. The gain was measured as the difference between the fair value of the Company’s 51% interest as determined by a third-party valuation firm and the carrying value.

6. GOODWILL

The changes in the carrying amount of goodwill for the twenty-six weeks ended August 3, 2014, by segment, were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 2, 2014
Goodwill, gross	$683.6	$877.8	$204.4	$1,489.9	$239.2	$11.9	$3,506.8
Accumulated impairment losses	—	—	—	—	—	—	—
Goodwill, net	683.6	877.8	204.4	1,489.9	239.2	11.9	3,506.8
Contingent purchase price payments to Mr. Calvin Klein	12.4	10.3	—	—	—	—	22.7
Goodwill from acquisition of Russia franchisee	—	—	—	3.8	—	—	3.8
Goodwill from acquisition of Ireland franchisee	—	—	—	3.7	—	—	3.7
Currency translation	1.0	5.2	—	(13.0)	0.1	—	(6.7)
Balance as of August 3, 2014
Goodwill, gross	697.0	893.3	204.4	1,484.4	239.3	11.9	3,530.3
Accumulated impairment losses	—	—	—	—	—	—	—
Goodwill, net	$697.0	$893.3	$204.4	$1,484.4	$239.3	$11.9	$3,530.3

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

7. RETIREMENT AND BENEFIT PLANS

The Company has five noncontributory defined benefit pension plans as of August 3, 2014 covering substantially all employees resident in the United States who meet certain age and service requirements. As part of the Warnaco acquisition, the Company acquired a frozen noncontributory defined benefit pension plan. Such plan was merged with an existing plan of the Company’s during 2013. The plans provide monthly benefits upon retirement based on career compensation and years of credited service. Vesting in plan benefits occurs after five years of service. The Company refers to these five plans as its “Pension Plans.”

The Company also has for certain members of Tommy Hilfiger’s domestic senior management a supplemental executive retirement plan, which is an unfunded non-qualified supplemental defined benefit pension plan. Such plan is frozen and, as a result, participants do not accrue additional benefits. In addition, the Company has a capital accumulation plan, which is an unfunded non-qualified supplemental defined benefit plan. Under the individual participants’ agreements, the participants in this plan will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with the Company, the participant has been in the plan for at least 10 years and has attained age 55. The Company also has for certain employees resident in the United States who meet certain age and service requirements an unfunded non-qualified supplemental defined benefit pension plan, which provides benefits for compensation in excess of Internal Revenue Service earnings limits and requires payments to vested employees upon, or shortly after, employment termination or retirement. The Company refers to these three plans as its “SERP Plans.”

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

Net benefit cost related to the Company’s Pension Plans was recognized in selling, general and administrative expenses as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/3/14	8/4/13	8/3/14	8/4/13

Service cost, including plan expenses	$4.8	$4.8	$9.8	$9.4
Interest cost	7.1	6.6	14.2	13.1
Expected return on plan assets	(10.9)	(9.7)	(21.8)	(19.5)
Total	$1.0	$1.7	$2.2	$3.0

Net benefit cost related to the Company’s SERP Plans was recognized in selling, general and administrative expenses as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/3/14	8/4/13	8/3/14	8/4/13

Service cost, including plan expenses	$1.1	$1.1	$2.2	$2.2
Interest cost	1.1	1.0	2.0	1.8
Total	$2.2	$2.1	$4.2	$4.0

Net benefit cost related to the Company’s Postretirement Plans was recognized in selling, general and administrative expenses as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/3/14	8/4/13	8/3/14	8/4/13

Interest cost	$0.2	$0.2	$0.4	$0.4
Amortization of prior service credit	(0.2)	(0.2)	(0.4)	(0.4)
Total	$0.0	$0.0	$0.0	$0.0

Currently, the Company expects to make a contribution of approximately $2.5 million to its Pension Plans in 2014. The Company’s actual contributions may differ from planned contributions due to many factors including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

8. DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000.0 million (approximately $9.7 million based on exchange rates in effect on August 3, 2014) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless the Company gives notice of termination. As of August 3, 2014, the Company had $9.7 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at August 3, 2014 was 0.46%. The maximum amount of borrowings outstanding during the twenty-six weeks ended August 3, 2014 was equal to the maximum amount of borrowings available under the facility.

One of the Company’s European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which provides for borrowings of up to €40.0 million (approximately $53.6 million based on exchange rates in effect on August 3, 2014). These facilities are used primarily to fund working capital needs. As of August 3, 2014, the Company had $8.1 million of borrowings outstanding under the overdraft facility. The weighted average interest rate on the borrowings outstanding at August 3, 2014 was 1.85%. The maximum amount of borrowings outstanding during the twenty-six weeks ended August 3, 2014 was approximately $22.2 million.

One of the Company’s Asian subsidiaries has a short-term $10.0 million revolving credit facility to be used primarily to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the twenty-six weeks ended August 3, 2014.

One of the Company’s Asian subsidiaries has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3,000.0 million (approximately $2.9 million based on exchange rates in effect on August 3, 2014) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the twenty-six weeks ended August 3, 2014.

One of the Company’s Latin American subsidiaries has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$69.0 million (approximately $30.3 million based on exchange rates in effect on August 3, 2014) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the twenty-six weeks ended August 3, 2014.

As of August 3, 2014 the Company had drawn $147.4 million of revolving borrowings under its senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. In addition, the Company has certain other facilities, under which there were no borrowings outstanding as of or during the twenty-six weeks ended August 3, 2014.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	8/3/14	8/4/13

Senior secured term loan A facility due 2019	$1,954.3	$1,672.3
Senior secured term loan B facility due 2020	988.2	1,208.2
4 1/2% senior unsecured notes	700.0	700.0
7 3/8% senior unsecured notes	—	600.0
7 3/4% debentures	99.7	99.7
Total	3,742.2	4,280.2
Less: Current portion of long-term debt	99.3	85.0
Long-term debt	$3,642.9	$4,195.2

As of August 3, 2014, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
Remainder of 2014	$49.7
2015	99.3
2016	136.6
2017	186.2
2018	198.6
2019	1,291.1

As of August 3, 2014, after taking into account the effect of the Company’s interest rate swap agreement discussed in the section entitled “2014 Senior Secured Credit Facilities” below, which was in effect as of such date, approximately 55% of the Company’s debt was at a fixed rate, with the remainder at variable rates. As a result of a new interest rate cap agreement commencing on August 18, 2014, as discussed below, as of such date approximately 70% of the Company’s total debt was at a fixed or capped rate, with the remainder at variable rates.

2013 Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, the Company entered into senior secured credit facilities (the “2013 facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under the Company’s prior facilities, which were amended and restated during 2011 (the “2011 facilities”), and repay all of Warnaco’s previously outstanding long-term debt. The 2013 facilities consisted of a $1,700.0 million United States dollar-denominated Term Loan A facility (recorded net of an original issue discount of $7.3 million as of the acquisition date), a $1,375.0 million United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $6.9 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750.0 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475.0 million United States dollar-denominated revolving credit facility, (b) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185.9 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs. In connection with entering into the 2013 facilities and repaying all outstanding borrowings under the 2011 facilities and all of Warnaco’s previously outstanding long-term debt, the Company paid debt issuance costs of $67.4 million (of which $34.6 million was expensed as debt modification and extinguishment costs and $32.8 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $5.8 million to write-off previously capitalized debt issuance costs.

The Company made payments of $181.7 million on its term loans under the 2013 facilities during the twenty-six weeks ended August 4, 2013.

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

The revolving credit facilities also include amounts available for letters of credit. As of August 3, 2014, the Company had drawn $147.4 million of revolving credit borrowings and approximately $53.5 million of letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350.0 million plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During the twenty-six weeks ended August 3, 2014, the Company made payments of $219.8 million on its term loans under the 2014 facilities, the majority of which was voluntary. As of August 3, 2014, the Company had total term loans outstanding of $2,942.5 million, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, the Company is not required to make any additional mandatory payments under Term Loan B prior to maturity.

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

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.75% for adjusted Eurocurrency rate loans and 0.75% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending August 3, 2014, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon the Company’s net leverage ratio.

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

During the second quarter of 2014, the Company entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514.2 million of the Company’s variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Under the terms of this agreement, the one-month LIBOR that the Company will pay is capped at a rate of 1.50%. Therefore, the maximum amount of interest that the Company will pay on the then-outstanding notional amount will be at the 1.50% capped rate, plus the current applicable margin.

During the second quarter of 2014, the Company entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $682.6 million of the Company’s variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms, to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated, and it will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

During the second quarter of 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228.8 million of the Company’s variable rate debt obligation under its previously outstanding 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $1,290.5 million as of August 3, 2014, and is now converting a portion of the Company’s variable rate debt obligation under the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and it will pay a fixed rate of 0.604%, plus the current applicable margin.

The Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632.0 million of the Company’s variable rate debt obligation under its previously outstanding 2011 facilities, or any replacement facility with similar terms, to fixed rate debt. Such swap agreement expired June 6, 2014.

The notional amount of each interest rate swap and cap will be adjusted according to a pre-set schedule during the term of each swap and cap agreement such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the Term Loan A facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps and cap.

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

7 3/4% Debentures Due 2023

The Company has outstanding $100.0 million of debentures due November 15, 2023 with a yield to maturity of 7.80%. The debentures accrue interest at the rate of 7 3/4%. Pursuant to the indenture governing the debentures, the Company must maintain a certain level of stockholders’ equity in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the debentures.

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

9. INCOME TAXES

The effective income tax rates for the thirteen weeks ended August 3, 2014 and August 4, 2013 were (0.8)% and 113.8%, respectively. The effective income tax rates for the twenty-six weeks ended August 3, 2014 and August 4, 2013 were 4.5% and 244.3%, respectively.
The effective income tax rates for the thirteen and twenty-six weeks ended August 3, 2014 were lower than the United States statutory rate due primarily to the favorable resolution in the second quarter of 2014 of uncertain tax positions approximating $24.0 million in international jurisdictions, and the favorable resolution for $6.0 million of an uncertain tax position related to European and United States transfer pricing arrangements. In addition, the rate is lower due to the impact of the benefit of lower tax rates in international jurisdictions where the Company files tax returns.
With respect to the uncertain tax position on European and United States transfer pricing arrangements, on May 14, 2014, the Company resolved the position, for which it had previously recorded a liability of approximately $185.0 million, for approximately $179.0 million, which will be settled over three years. Accordingly, in the second quarter of 2014, in addition to recognizing a tax benefit of approximately $6.0 million, the Company recorded a reduction of approximately $185.0 million in its liability for uncertain tax positions.

The effective income tax rates for the thirteen and twenty-six weeks ended August 4, 2013 were higher than the United States statutory rate due principally to non-recurring discrete expense items related to the Warnaco integration, partially offset by the benefit of the overall lower tax rates in international jurisdictions where the Company files tax returns.
10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows principally associated with certain international inventory purchases and certain intercompany transactions. To help manage these exposures, the Company periodically uses foreign currency forward exchange contracts.

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into interest rate swap agreements and an interest rate cap agreement to hedge against this exposure. Please see Note 8, “Debt,” for a further discussion of the Company’s senior secured term loan facilities and these agreements.

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

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

(In millions)	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	8/3/14	8/4/13	8/3/14	8/4/13
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$7.8	$1.4	$1.5	$4.2
Interest rate contracts	4.8	4.1	7.8	8.1
Total contracts designated as cash flow hedges	12.6	5.5	9.3	12.3
Undesignated contracts:
Foreign currency forward exchange contracts (inventory purchases)	—	0.3	—	0.1
Foreign currency forward exchange contracts (principally intercompany transactions)	0.7	0.4	0.7	0.8
Total undesignated contracts	0.7	0.7	0.7	0.9
Total	$13.3	$6.2	$10.0	$13.2

At August 3, 2014, the notional amount outstanding of foreign currency forward exchange contracts was $914.4 million. Such contracts expire principally between August 2014 and July 2015.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income		(Loss) Gain Reclassified from AOCI into (Expense) Income
(In millions)			Location	Amount

Thirteen Weeks Ended	8/3/14	8/4/13		8/3/14	8/4/13
Foreign currency forward exchange contracts (inventory purchases)	$13.5	$1.7	Cost of goods sold	$(2.1)	$(0.3)
Interest rate contracts	(1.7)	(0.9)	Interest expense	(1.7)	(1.0)
Total	$11.8	$0.8		$(3.8)	$(1.3)

Twenty-Six Weeks Ended	8/3/14	8/4/13		8/3/14	8/4/13
Foreign currency forward exchange contracts (inventory purchases)	$1.2	$10.6	Cost of goods sold	$(5.5)	$2.9
Interest rate contracts	(2.3)	(1.1)	Interest expense	(3.6)	(2.2)
Total	$(1.1)	$9.5		$(9.1)	$0.7

There was no ineffective portion of hedges designated as cash flow hedging instruments during the twenty-six weeks ended August 3, 2014 and August 4, 2013.

A net gain in AOCI on foreign currency forward exchange contracts at August 3, 2014 of $1.5 million is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at August 3, 2014 of $4.5 million is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange undesignated contracts:

(In millions)	Gain (Loss) Recognized in Income
Thirteen Weeks Ended	Location	8/3/14	8/4/13
Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$—	$0.6
Foreign currency forward exchange contracts (principally intercompany transactions)	Selling, general and administrative expenses	1.8	(0.2)

Twenty-Six Weeks Ended	Location	8/3/14	8/4/13

Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$—	$0.3
Foreign currency forward exchange contracts (principally intercompany transactions)	Selling, general and administrative expenses	(0.3)	(0.0)

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of August 3, 2014.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	8/3/14				2/2/14				8/4/13
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$8.5	N/A	$8.5	N/A	$5.8	N/A	$5.8	N/A	$2.1	N/A	$2.1
Interest rate contracts	N/A	4.8	N/A	4.8	N/A	2.2	N/A	2.2	N/A	4.1	N/A	4.1
Total Assets	N/A	$13.3	N/A	$13.3	N/A	$8.0	N/A	$8.0	N/A	$6.2	N/A	$6.2

Liabilities:
Foreign currency forward exchange contracts	N/A	$2.2	N/A	$2.2	N/A	$6.2	N/A	$6.2	N/A	$5.1	N/A	$5.1
Interest rate contracts	N/A	7.8	N/A	7.8	N/A	6.8	N/A	6.8	N/A	8.1	N/A	8.1
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$5.5	5.5	N/A	N/A	$4.2	4.2	N/A	N/A	$6.6	6.6
Total Liabilities	N/A	$10.0	$5.5	$15.5	N/A	$13.0	$4.2	$17.2	N/A	$13.2	$6.6	$19.8

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

The following table presents the change in the Level 3 contingent purchase price payment liability during the twenty-six weeks ended August 3, 2014 and August 4, 2013:

(In millions)	Twenty-Six Weeks Ended
	8/3/14	8/4/13
Beginning Balance	$4.2	$7.0
Payments	—	—
Adjustments included in earnings	1.3	(0.4)
Ending Balance	$5.5	$6.6

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of August 3, 2014 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	38.0%
Approximate discount rate	15.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $0.5 million.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $0.5 million.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment) during the twenty-six weeks ended August 3, 2014, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
	Level 1	Level 2	Level 3
August 3, 2014	N/A	N/A	$—	$—	$2.3

Long-lived assets with a carrying amount of $2.3 million were written down to a fair value of zero during the twenty-six weeks ended August 3, 2014 in connection with the financial performance in certain of the Company’s Tommy Hilfiger retail stores in North America. Fair value was determined based on the estimated future operating results reflecting poor year-to-date performance and current sales trends. The impairment charge was included in selling, general and administrative expenses in the Tommy Hilfiger North America segment.

There were no material non-financial assets or liabilities that were required to be remeasured at fair value on a non-recurring basis during the twenty-six weeks ended August 4, 2013.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of August 3, 2014, February 2, 2014 and August 4, 2013 were as follows:

(In millions)	8/3/14		2/2/14		8/4/13
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$461.1	$461.1	$593.2	$593.2	$628.9	$628.9
Short-term borrowings	165.2	165.2	6.8	6.8	3.4	3.4
Long-term debt (including portion classified as current)	3,742.2	3,762.9	3,963.2	4,025.3	4,280.2	4,358.5

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

Through August 3, 2014, the Company has granted under the 2006 Plan: (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable performance share units; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, with the exception of the Warnaco employee replacement awards discussed below, each share underlying a stock option award reduces the number available by one share, each share underlying a restricted stock award reduces the number available by two shares and each share underlying an RSU or performance share unit award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. Each share underlying a Warnaco employee replacement stock option, restricted stock, RSU or performance share unit award reduces the number available by one share. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs and ISOs outstanding under the 2003 Plan. Such options were granted with an exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Under the terms of the merger agreement in connection with the Warnaco acquisition, each outstanding award of Warnaco stock options, restricted stock and restricted stock units was assumed by the Company in 2013 and converted into an award of the same type, and subject to the same terms and conditions, but payable in shares of Company common stock. The replacement stock options are generally exercisable in three equal annual installments commencing one year after the date of original grant and the replacement RSUs and restricted stock awards generally vest three years after the date of original grant, principally on a cliff basis. The Company accounted for the replacement awards as a modification of the existing awards. As such, a new fair value was assigned to the awards, a portion of which is included as part of the merger consideration. The merger consideration of $39.8 million was determined by multiplying the estimated fair value of the Warnaco awards outstanding at the effective time of the Warnaco acquisition, net of the estimated value of awards to be forfeited, by the proportionate amount of the vesting period that had lapsed as of the acquisition date. The remaining fair value, net of estimated forfeitures, is being expensed over the awards’ remaining vesting periods.

Net income (loss) for the twenty-six weeks ended August 3, 2014 and August 4, 2013 included $24.4 million and $34.5 million, respectively, of pre-tax expense related to stock-based compensation.

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

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed over the options’ vesting periods.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the twenty-six weeks ended August 3, 2014 and August 4, 2013 (with the exception of the Warnaco employee replacement stock options):

	Twenty-Six Weeks Ended
	8/3/14	8/4/13
Weighted average risk-free interest rate	2.15%	1.05%
Weighted average expected option term (in years)	6.25	6.22
Weighted average Company volatility	44.12%	45.20%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per option	$56.21	$51.51

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

The following summarizes the assumptions used to estimate the fair value of the Warnaco employee stock options that were replaced on February 13, 2013:

Weighted average risk-free interest rate	0.24%
Weighted average expected option term (in years)	1.70
Weighted average Company volatility	29.40%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per option	$40.60

Service-based stock option activity for the twenty-six weeks ended August 3, 2014 was as follows:

(In thousands, except per option data)	Options	Weighted Average Exercise Price Per Option
Outstanding at February 2, 2014	1,588	$58.47
Granted	140	124.27
Exercised	118	56.64
Cancelled	4	65.62
Outstanding at August 3, 2014	1,606	$64.32
Exercisable at August 3, 2014	1,129	$49.18

RSUs granted to employees, with the exception of the Warnaco employee replacement awards, generally vest in three annual installments of 25%, 25% and 50% commencing two years after the date of grant. Service-based RSUs granted to non-employee directors vest in full one year after the date of grant. The underlying RSU award agreements (excluding agreements for non-employee director awards made during or after 2010) generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of service-based RSUs, with the exception of the Warnaco employee replacement awards, is equal to the closing price of the Company’s common stock on the date of grant and is expensed, net of estimated forfeitures, over the RSUs’ vesting periods.

RSU activity for the twenty-six weeks ended August 3, 2014 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 2, 2014	702	$89.06
Granted	230	124.81
Vested	235	71.47
Cancelled	22	105.73
Non-vested at August 3, 2014	675	$106.85

The Company’s restricted stock awards consist solely of awards to Warnaco employees that were replaced with the Company’s restricted stock as of the effective time of the acquisition. The fair value of restricted stock with respect to awards for which the vesting period had not lapsed as of the acquisition date was equal to the closing price of the Company’s common stock on February 12, 2013 and is expensed, net of forfeitures, over the vesting period.

Restricted stock activity for the twenty-six weeks ended August 3, 2014 was as follows:

(In thousands, except per share data)	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at February 2, 2014	46	$120.72
Granted	—	—
Vested	21	120.72
Cancelled	2	120.72
Non-vested at August 3, 2014	23	$120.72

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

Twenty-Six Weeks Ended
8/4/13
Risk-free interest rate	0.34%
Expected Company volatility	38.67%
Expected annual dividends per share	$0.15
Grant date fair value per performance share unit	$123.27

Performance share activity for the twenty-six weeks ended August 3, 2014 was as follows:

(In thousands, except per share data)	Performance Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at February 2, 2014	548	$118.60
Granted	83	125.15
Vested	—	—
Cancelled	4	123.27
Non-vested at August 3, 2014	627	$119.44

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the twenty-six weeks ended August 3, 2014 and August 4, 2013 were $10.5 million and $45.6 million, respectively. Of those amounts, $4.6 million and $15.1 million, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award. The Company recognizes these excess tax benefits in additional paid in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to the Company.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in AOCI, net of related taxes, by component for the twenty-six weeks ended August 3, 2014:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized (loss) gain on effective hedges	Total
Balance, February 2, 2014	$50.1	$1.0	$(8.8)	$42.3
Other comprehensive income before reclassifications	7.6	—	0.0	7.6
Less: Amounts reclassified from AOCI	(2.0)	0.2	(8.0)	(9.8)
Other comprehensive income (loss)	9.6	(0.2)	8.0	17.4
Balance at August 3, 2014	$59.7	$0.8	$(0.8)	$59.7

The following table presents reclassifications out of AOCI to earnings for the thirteen and twenty-six weeks ended August 3, 2014 and August 4, 2013:

(In millions)	Amount Reclassified from AOCI				Affected Line Item in the Consolidated Income Statements
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/3/14	8/4/13	8/3/14	8/4/13
Realized (loss) gain on effective hedges:
Foreign currency forward exchange contracts	$(2.1)	$(0.3)	$(5.5)	$2.9	Cost of goods sold
Interest rate contracts	(1.7)	(1.0)	(3.6)	(2.2)	Interest expense
Less: Tax effect	(0.4)	(0.4)	(1.1)	0.7	Income tax expense
Total, net of tax	$(3.4)	$(0.9)	$(8.0)	$0.0

Amortization of retirement liability items:
Prior service credit	$0.2	$0.2	$0.4	$0.4	Selling, general and administrative expenses
Less: Tax effect	0.1	0.1	0.2	0.2	Income tax expense
Total, net of tax	$0.1	$0.1	$0.2	$0.2

Foreign currency translation adjustments:
Deconsolidation of foreign subsidiaries and joint venture	$—	$—	$(2.0)	$—	Selling, general and administrative expenses
Less: Tax effect	—	—	—	—	Income tax expense
Total, net of tax	$—	$—	$(2.0)	$—

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

15. ACTIVITY EXIT COSTS

Warnaco Integration Costs

In connection with the Company’s acquisition of Warnaco during the first quarter of 2013 and the related integration, the Company incurred certain costs related to severance and termination benefits, inventory liquidations and lease/contract terminations. Such costs were as follows:

(In millions)	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 8/3/14	Incurred During the Twenty-Six Weeks Ended 8/3/14	Cumulative Incurred To Date
Severance, termination benefits and other costs	$170.0	$3.6	$11.0	$142.5
Inventory liquidation costs	36.1	—	1.0	36.1
Lease/contract termination and related costs	70.0	5.8	12.2	54.2
Total	$276.1	$9.4	$24.2	$232.8

Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during the twenty-six weeks ended August 3, 2014, $3.9 million relate to selling, general and administrative expenses of the Calvin Klein North

America segment, $10.8 million relate to selling, general and administrative expenses of the Calvin Klein International segment, $5.5 million relate to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $3.0 million relate to corporate expenses not allocated to any reportable segment. The remaining charges for severance and termination benefits and lease/contract termination and other costs expected to be incurred relate principally to the aforementioned segments and corporate expenses not allocated to any reportable segment. Inventory liquidation costs incurred during the twenty-six weeks ended August 3, 2014 were included in gross margin of the Company’s Calvin Klein North America segment (see Note 18, “Segment Data”).

The liabilities at August 3, 2014 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/4/14	Costs Incurred During the Twenty-Six Weeks Ended 8/3/14	Costs Paid During the Twenty-Six Weeks Ended 8/3/14	Liability at 8/3/14
Severance, termination benefits and other costs	$33.6	$11.0	$26.8	$17.8
Lease/contract termination and related costs	15.3	12.2	19.1	8.4
Total	$48.9	$23.2	$45.9	$26.2

16. NET INCOME (LOSS) PER COMMON SHARE

The Company computed its basic and diluted net income (loss) per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions, except per share data)	8/3/14	8/4/13	8/3/14	8/4/13

Net income (loss) attributable to PVH Corp.	$126.5	$(5.4)	$161.8	$(15.7)

Weighted average common shares outstanding for basic net income (loss) per common share	82.3	81.3	82.3	80.7
Weighted average impact of dilutive securities	0.9	—	0.9	—
Total shares for diluted net income (loss) per common share	83.2	81.3	83.2	80.7

Basic net income (loss) per common share attributable to PVH Corp.	$1.54	$(0.07)	$1.97	$(0.19)

Diluted net income (loss) per common share attributable to PVH Corp.	$1.52	$(0.07)	$1.94	$(0.19)

Potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	8/3/14	8/4/13	8/3/14	8/4/13

Weighted average potentially dilutive securities	0.4	3.9	0.4	3.8

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of August 3, 2014 and August 4, 2013 and, therefore, were excluded from the calculation of diluted net income (loss) per common share for the thirteen and twenty-six weeks ended August 3, 2014 and August 4, 2013. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 1.0 million and 0.2 million as of August 3, 2014 and August 4, 2013, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

17. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the twenty-six weeks ended August 3, 2014 and August 4, 2013, the Company recorded increases to goodwill of $22.7 million and $22.7 million, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the twenty-six weeks ended August 3, 2014 and August 4, 2013, the Company paid $24.0 million and $26.7 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

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

Omitted from purchases of property, plant and equipment in the Consolidated Statement of Cash Flows for the twenty-six weeks ended August 3, 2014 and August 4, 2013 are $1.8 million and $2.7 million, respectively, of assets acquired through capital leases.

Omitted from investments in unconsolidated affiliates in the Consolidated Statement of Cash Flows for the twenty-six weeks ended August 3, 2014 are noncash increases in the investment balances related to the Company’s Calvin Klein Australia joint venture and Calvin Klein India joint venture of $3.7 million and $6.2 million, respectively, resulting from the deconsolidation of these entities. Please see Note 4, “Investments in Unconsolidated Affiliates” and Note 5, “Redeemable Non-Controlling Interest,” for a further discussion.

18. SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as six reportable segments: (i) Calvin Klein North America; (ii) Calvin Klein International; (iii) Tommy Hilfiger North America; (iv) Tommy Hilfiger International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale in North America, primarily to department and specialty stores; (ii) operating retail stores, which are primarily located in premium outlet centers in North America, and an e-commerce website for customers in the United States, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, Calvin Klein (platinum label) and Calvin Klein (white label) for a broad array of products and retail services in North America.

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale principally in Europe, Asia and Brazil, primarily to department and specialty stores, franchisees of Calvin Klein and distributors; (ii) operating retail stores in Europe, Asia and Brazil, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, Calvin Klein (platinum label) and Calvin Klein (white label) for a broad array of products and retail services outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Calvin Klein foreign affiliates in Australia and India.

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

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe, primarily to department and specialty stores, franchisees of Tommy Hilfiger, distributors and licensees; and (ii) operating retail stores in Europe and Japan, as well as operating an international e-commerce site, which sell Tommy Hilfiger branded apparel, accessories and related products. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Tommy Hilfiger foreign affiliates in Brazil, China and India. This segment also derives revenue from licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products outside of North America.

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

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers in North America, which sell apparel, accessories and related products under the brand names Van Heusen and IZOD. This segment also derived revenue through the third quarter of 2013 under the brand names Bass and G.H. Bass & Co., principally from operating outlet stores.

The following tables present summarized information by segment:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
(In millions)	8/3/14		8/4/13	8/3/14		8/4/13
Revenue – Calvin Klein North America
Net sales	$333.0		$332.2	$634.6		$625.5
Royalty revenue	23.6		22.6	49.1		48.0
Advertising and other revenue	9.4		8.0	19.9		16.7
Total	366.0		362.8	703.6		690.2

Revenue – Calvin Klein International
Net sales	284.8		286.1	585.0		541.3	(1)
Royalty revenue	17.0		15.7	36.4		34.1
Advertising and other revenue	6.8		5.9	14.9		12.8
Total	308.6		307.7	636.3		588.2

Revenue – Tommy Hilfiger North America
Net sales	387.0		357.1	741.2		694.8
Royalty revenue	6.3		6.1	12.3		12.5
Advertising and other revenue	1.8		1.7	4.0		4.2
Total	395.1		364.9	757.5		711.5

Revenue – Tommy Hilfiger International
Net sales	461.1		420.5	945.7		872.3
Royalty revenue	13.5		12.8	27.5		24.6
Advertising and other revenue	0.7		1.1	2.1		2.3
Total	475.3		434.4	975.3		899.2

Revenue – Heritage Brands Wholesale
Net sales	331.1		328.6	686.0		683.1
Royalty revenue	4.2		4.2	8.1		8.2
Advertising and other revenue	0.9		0.8	1.4		1.4
Total	336.2		333.6	695.5		692.7

Revenue – Heritage Brands Retail
Net sales	93.5	(2)	160.0	169.5	(2)	290.5
Royalty revenue	0.7		1.1	1.3		2.2
Advertising and other revenue	0.2		0.3	0.3		0.5
Total	94.4		161.4	171.1		293.2

Total Revenue
Net sales	1,890.5		1,884.5	3,762.0		3,707.5
Royalty revenue	65.3		62.5	134.7		129.6
Advertising and other revenue	19.8		17.8	42.6		37.9
Total	$1,975.6		$1,964.8	$3,939.3		$3,875.0

(1)	Includes $30.0 million of sales returns from certain wholesale customers in the acquired Asia business in connection with the Company’s initiative to reduce excess inventory levels.

(2)
Includes decreases of $62.5 million and $109.0 million in the thirteen and twenty-six weeks ended August 3, 2014, respectively, from the prior year periods due to the sale of the the Bass business, which closed in the fourth quarter of 2013.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	8/3/14		8/4/13		8/3/14		8/4/13
Income before interest and taxes – Calvin Klein North America	$55.3	(2)	$39.5	(6)	$96.4	(3)	$51.9	(7)

Income (loss) before interest and taxes – Calvin Klein International	14.6	(2)	(44.6)	(6)	47.4	(3)(4)	(81.1)	(7)

Income before interest and taxes – Tommy Hilfiger North America	65.3		62.0		105.5		108.0

Income before interest and taxes – Tommy Hilfiger International	50.3		37.9		125.3		110.0

Income before interest and taxes – Heritage Brands Wholesale	23.9	(2)	29.1	(6)	50.9	(3)	57.5	(7)

Income (loss) before interest and taxes – Heritage Brands Retail	1.3		4.0		(1.9)		(2.8)

Loss before interest and taxes – Corporate(1)	(51.4)	(2)	(42.2)	(6)	(179.8)	(3)(5)	(139.4)	(7)(8)

Income before interest and taxes	$159.3		$85.7		$243.8		$104.1

(1)
Includes corporate expenses not allocated to any reportable segments, as well as the Company’s proportionate share of the net income or loss of its investment in Karl Lagerfeld B.V. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s pension and other postretirement plans (which are generally recorded in the fourth quarter).

(2)
Income (loss) before interest and taxes for the thirteen weeks ended August 3, 2014 includes costs of $44.0 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $3.7 million in Calvin Klein North America; $12.1 million in Calvin Klein International; $4.3 million in Heritage Brands Wholesale; and $23.9 million in corporate expenses not allocated to any reportable segments.

(3)
Income (loss) before interest and taxes for the twenty-six weeks ended August 3, 2014 includes costs of $76.6 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $8.7 million in Calvin Klein North America; $23.3 million in Calvin Klein International; $8.3 million in Heritage Brands Wholesale; and $36.3 million in corporate expenses not allocated to any reportable segments.

(4)
Income before interest and taxes for the twenty-six weeks ended August 3, 2014 includes a net gain of $8.0 million associated with the deconsolidation of certain Calvin Klein subsidiaries in Australia and the Company’s previously consolidated Calvin Klein joint venture in India. Please refer to Note 4, “Investments in Unconsolidated Affiliates” and Note 5, “Redeemable Non-Controlling Interest” for a further discussion.

(5)
Loss before interest and taxes for the twenty-six weeks ended August 3, 2014 includes costs of $93.1 million associated with the Company’s amendment and restatement of the 2013 facilities and redemption of its 7 3/8% senior notes due 2020. Please refer to Note 8, “Debt,” for a further discussion.

(6)
Income (loss) before interest and taxes for the thirteen weeks ended August 4, 2013 includes costs of $127.6 million associated with the Company’s acquisition and integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $27.6 million in Calvin Klein North America; $72.8 million in Calvin Klein International; $11.3 million in Heritage Brands Wholesale; and $15.9 million in corporate expenses not allocated to any reportable segments.

(7)
Income (loss) before interest and taxes for the twenty-six weeks ended August 4, 2013 includes costs of $310.1 million associated with the Company’s acquisition and integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $68.7 million in Calvin Klein North America; $161.6 million in Calvin

Klein International; $28.8 million in Heritage Brands Wholesale; and $51.0 million in corporate expenses not allocated to any reportable segments.

(8)
Loss before interest and taxes for the twenty-six weeks ended August 4, 2013 includes costs of $40.4 million associated with the Company’s debt modification and extinguishment. Please refer to Note 8, “Debt,” for a further discussion.

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

19. GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of August 3, 2014 is approximately $4.0 million, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2.5 million as of August 3, 2014, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016. The estimated fair value of this guarantee obligation was immaterial as of August 3, 2014.

In connection with the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee may remain in effect if an option is exercised to extend the term of the lease. The maximum amount guaranteed as of August 3, 2014 is $67.8 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The estimated fair value of these guarantee obligations as of August 3, 2014 is $3.5 million, which is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet.

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

The FASB issued in June 2014 guidance to clarify accounting for stock-based compensation awards by requiring that a performance target that affects vesting and that can be met after the requisite service period be treated as a performance condition. This guidance is effective for the Company in the first quarter of 2016. The adoption is not expected to have any impact on the Company’s consolidated results of operations or financial position.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We aggregate our reporting segments into three main businesses: (i) Calvin Klein, which consists of the businesses we operate under our Calvin Klein trademarks; (ii) Tommy Hilfiger, which consists of the businesses we operate under our Tommy Hilfiger trademarks; and (iii) Heritage Brands, which consists of the businesses we operate under our Van Heusen, IZOD, ARROW, Warner’s and Olga trademarks, the Speedo trademark we license for North America and the Caribbean in perpetuity, and other owned and licensed trademarks. References to the brand names Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s, Olga and Speedo and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Speedo (licensed for North America and the Caribbean in perpetuity from Speedo International, Ltd.), Warner’s and Olga. In addition, through the end of the third quarter of 2013, we owned and operated businesses under the G.H. Bass & Co. and Bass trademarks. We also license brands from third parties primarily for use on dress shirts, neckwear and underwear offered in the United States and Canada.

We acquired Warnaco on February 13, 2013 and, with it, acquired the global Calvin Klein Jeans and Calvin Klein Underwear businesses and the Core Intimates (Warner’s and Olga) and Speedo businesses, which operate primarily in North America. Prior to the acquisition, Warnaco was our largest Calvin Klein licensee. Our total consideration for the acquisition was $3.137 billion, consisting of $2.180 billion paid in cash, the issuance of approximately 8 million shares of our common stock (valued at $926 million), the issuance of stock awards valued at $40 million to replace outstanding stock awards made by Warnaco to its employees and the elimination of a $9 million pre-acquisition liability to Warnaco. We funded the cash portion and related costs of the acquisition, repaid all outstanding borrowings under our previously outstanding senior secured credit facilities and repaid all of Warnaco’s previously outstanding long-term debt with the net proceeds of (i) an offering during the fourth quarter of 2012 of $700 million of 4 1/2% senior notes due 2022; and (ii) $3.075 billion of term loans borrowed during the first quarter of 2013 under new senior secured credit facilities. These items are more fully described in the section entitled “Liquidity and Capital Resources” below.

Our business strategy is to manage and market a portfolio of nationally and internationally recognized apparel and lifestyle brands at multiple price points and across multiple channels of distribution. We believe this approach reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. Our acquisition of Warnaco is consistent with this strategy, as it gave us direct global control of the brand image and commercial operations for the two largest Calvin Klein apparel categories — jeanswear and underwear. With these categories under our ownership, our teams have taken steps to strengthen management, improve operations, unify brand messaging, and coordinate and improve design, merchandising, retail distribution and marketing functions on a regional and global basis. We believe that these steps will strengthen Calvin Klein’s image, positioning and execution across all markets to drive sustainable growth. The Warnaco acquisition also provides a broader global platform for both the Calvin Klein and Tommy Hilfiger businesses and has enabled us to continue to transform from a primarily North American multi-brand business with strong European Tommy Hilfiger operations, to a more diversified, global organization. We intend to take advantage of our and Warnaco’s complementary geographic operations; Warnaco’s operations in Asia and Brazil should enhance our opportunities in those high-growth regions, and we will have the opportunity to leverage our expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein Jeans and Calvin Klein Underwear businesses in those regions. The acquisition also added the Speedo, Warner’s and Olga brands to our Heritage Brands portfolio. Like our other Heritage Brands businesses, these businesses are largely replenishment-based and generally provide consistent profitability and strong cash flows. With a diversified brand portfolio and strong operations in every major consumer market around the world, we believe the acquisition made our business better balanced across geographies, channels of distribution, product categories and price points, and expanded our opportunity to realize revenue growth and enhanced profitability. In order to focus on our core competencies in apparel and continue to grow the Calvin Klein and Tommy Hilfiger brands globally, we sold substantially all of the assets of our Bass division on November 4, 2013. The sale enables us to further invest in our more profitable apparel businesses, while also reducing sales and earnings volatility.

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

We recorded pre-tax charges in the twenty-six weeks ended August 3, 2014 and August 4, 2013 principally in connection with the Warnaco acquisition, integration and restructuring that totaled $80 million and $310 million, respectively. The amounts incurred in 2013 included non cash charges of $144 million, principally related to short-lived valuation adjustments and amortization. We also recorded pre-tax debt modification and extinguishment charges in the twenty-six weeks ended August 3, 2014 and August 4, 2013 that totaled $93 million and $40 million, respectively. We recorded a net gain of $8 million in the twenty-six weeks ended August 3, 2014 resulting from the deconsolidation of certain Calvin Klein subsidiaries in Australia and New Zealand and our previously consolidated Calvin Klein joint venture in India. We expect to incur additional net pre-tax charges of approximately $40 million during the remainder of 2014 in connection with the Warnaco integration and related restructuring. Our future results of operations will continue to be significantly impacted by the Warnaco acquisition, particularly through the operations of the Calvin Klein business and through the changes in our capital structure that were necessary to complete the acquisition, as more fully discussed below.

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

Due to the above factors, our operating results for the twenty-six weeks ended August 3, 2014 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 3, 2014 Compared With Thirteen Weeks Ended August 4, 2013

Total Revenue

Net sales in the second quarter of 2014 were $1.891 billion as compared to $1.884 billion in the second quarter of the prior year. The increase in net sales of $6 million was due principally to the net effect of the following items:

•
The aggregate addition of $71 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Net sales in the Tommy Hilfiger North America business increased 8%, due principally to strong wholesale growth, retail comparable store sales growth of 2% and square footage expansion in our retail stores. Net sales in the Tommy Hilfiger International business increased 10% over the prior year, driven by comparable store sales growth of 3% in Europe, square footage expansion in our retail stores and low-single digit growth in the Europe wholesale business. Also contributing to the revenue growth was the positive impact of foreign currency translation resulting from a stronger Euro in the second quarter of 2014 as compared to the prior year.

•
The aggregate reduction of $1 million of net sales in our Calvin Klein North America and Calvin Klein International segments. Net sales for the North America business were relatively flat, as comparable store sales growth of 2% and square footage expansion in our retail stores was offset by a decline in the wholesale jeans business as we work to restructure the sales distribution mix by reducing off-price sales. Net sales for the Calvin Klein international business decreased by $1 million. Calvin Klein International comparable store sales declined 4%, primarily driven by the ongoing transitioning of the Europe business and softness in Asia.

•
The aggregate reduction of $64 million of net sales in our Heritage Brands Wholesale and Heritage Brands Retail segments. Of the $64 million decrease, approximately $62 million was due to the loss of revenue related to the exited Bass business. Sales for the ongoing Heritage Brands businesses were relatively flat as a 1% increase in the wholesale business was offset by a 4% comparable stores sales decline in our retail stores.

Royalty, advertising and other revenue in the second quarter of 2014 increased to $85 million from $80 million in the prior year’s second quarter. Calvin Klein royalty revenue in the second quarter increased 6% from the prior year amount, primarily driven by strength in North America in the women’s apparel and handbag product categories. Tommy Hilfiger royalty revenue increased 5%, driven principally by strength in Asia and Latin America.

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

Gross profit on total revenue in the second quarter of 2014 was $1.055 billion, or 53.4% of total revenue, compared with $1.026 billion, or 52.2% of total revenue in the second quarter of the prior year. Of this 120 basis point increase, 90 basis points was due to the absence in 2014 of short-lived non cash valuation adjustments recorded in 2013 in connection with the Warnaco acquisition and integration. The remaining increase was due to growth in our higher-margin Tommy Hilfiger business.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the second quarter of 2014 were $896 million, or 45.3% of total revenue, as compared to $941 million, or 47.9% of total revenue in the second quarter of the prior year. The 260 basis point decrease in SG&A expenses as a percentage of total revenue was due principally to a 350 basis point reduction due to a decrease as compared to the prior year in Warnaco acquisition, integration and restructuring costs, partially offset by (i) faster growth in the higher-expense Tommy Hilfiger business and (ii) continued strategic investments in our acquired businesses, with a focus on enhancing the existing operating infrastructure, increasing investments in our people and elevating the Calvin Klein presentation at retail.

Equity in Income of Unconsolidated Affiliates, Net

The equity in income of unconsolidated affiliates, net, in the second quarter of 2014 was $400,000 as compared to $800,000 in the second quarter of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil, as well as the Calvin Klein brand in India and Australia (which we began accounting for under the equity method of accounting in the first quarter of 2014 in connection with our deconsolidation of certain subsidiaries), and the Karl Lagerfeld brand (in which we acquired an equity interest in April 2014). Please refer to Note 4, “Investments in Unconsolidated Affiliates,” and Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussions.

Interest Expense, Net

Net interest expense decreased to $34 million in the second quarter of 2014 from $47 million in the second quarter of the prior year due to lower average debt levels as compared to the prior year, combined with the effect of the amendment and restatement of our term loans and the redemption of our 7 3/8% senior notes due 2020 early in the first quarter of 2014. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Income Taxes

The effective tax rates for the second quarters of 2014 and 2013 were (0.8)% and 113.8%, respectively.

The effective income tax rate for the second quarter of 2014 was lower than the United States statutory rate due primarily to the favorable resolution in the second quarter of uncertain tax positions, as well as the impact of the benefit of lower tax rates in international jurisdictions where we file tax returns.

The effective income tax rate for the second quarter of 2013 was higher than the United States statutory rate due to non-recurring discrete expense items related to the Warnaco integration, partially offset by the benefit of the overall lower tax rates in international jurisdictions where we file tax returns.

Twenty-Six Weeks Ended August 3, 2014 Compared With Twenty-Six Weeks Ended August 4, 2013

Total Revenue

Net sales in the twenty-six weeks ended August 3, 2014 were $3.762 billion as compared to $3.707 billion in the twenty-six week period of the prior year. The increase in net sales of $54 million was due principally to the net effect of the following items:

•
The aggregate addition of $120 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 7%, principally due to mid-single digit wholesale growth, comparable store sales growth of 2% and square footage expansion in our retail stores. Net sales in the Tommy Hilfiger International segment increased 8% as compared to the prior year’s first half, driven by 5% European retail comparable store sales growth and square footage expansion in our retail stores. Also contributing to the revenue growth was the positive impact of foreign currency translation resulting from a stronger Euro in the first half of 2014 as compared to the prior year.

•
The aggregate addition of $53 million of net sales in our Calvin Klein North America and Calvin Klein International segments. Net sales for the North America and International businesses increased 1% and 8%, respectively. The increases were driven principally by the ten additional days of operations in 2014 of the Calvin Klein businesses acquired through the Warnaco acquisition, partially offset by a decline in the jeans business due to the initiatives to reduce off-price sales and reposition the European business. Comparable store sales in our retail stores increased 1% in North America and decreased 5% internationally, primarily driven by the ongoing transitioning of the Europe business and the absence of the Chinese New Year holiday in the first fiscal quarter of 2014. The Calvin Klein International business also increased due to the absence in 2014 of $30 million of sales returns recorded in 2013 for certain wholesale customers in the acquired Asia business in connection with an initiative to reduce excess inventory levels.

•
The aggregate reduction of $118 million of net sales in our Heritage Brands Wholesale and Heritage Brands Retail segments. Of the $118 million decrease, approximately $109 million was due to the loss of revenue related to the exited Bass business. Sales for the ongoing Heritage Brands businesses decreased 1%, driven principally by relatively flat wholesale sales being more than offset by a 7% comparable store sales decline in our retail stores.

Royalty, advertising and other revenue in the twenty-six weeks ended August 3, 2014 increased to $177 million from $168 million in the prior year’s twenty-six week period. Calvin Klein royalty revenue increased 4% from the prior year period due to 10% growth in product categories driven by strength North America in the women’s apparel and handbag product categories partially offset by a decline of 6% due to the absence of royalty revenue from Warnaco in the current year, as the prior year’s first quarter included royalty revenue from Warnaco for the ten days prior to the acquisition. Tommy Hilfiger royalty revenue increased 7% driven principally by strength in Asia and Latin America.

Revenue for the full year 2014 is currently projected to increase 2% to approximately $8.4 billion, inclusive of a negative impact of $176 million, or 2%, attributable to the exited Bass business. It is currently projected that revenue for the Tommy Hilfiger business in 2014 will increase approximately 7%. Revenue for the Calvin Klein business in 2014 is currently expected to increase approximately 3%. Revenue for the ongoing Heritage Brands business in 2014 is currently projected to increase approximately 2%. Including the negative impact related to the exited Bass business, revenue for the Heritage Brands business is currently projected to decrease approximately 7%.

Gross Profit on Total Revenue

Gross profit on total revenue in the twenty-six weeks ended August 3, 2014 was $2.088 billion, or 53.0% of total revenue, compared with $1.978 billion, or 51.0% of total revenue in the twenty-six week period of the prior year. Of this 200 basis point increase, 130 basis points was due to the absence in 2014 of short-lived non cash valuation adjustments recorded in connection with the Warnaco acquisition and integration and 40 basis points was due to the absence in 2014 of $30 million of sales returns recorded in 2013 for certain wholesale customers in the acquired Asia business. The remaining increase was due to growth in our higher-margin Tommy Hilfiger and Calvin Klein businesses.

We currently expect that the gross profit percentage on total revenue for the full year 2014 will increase as compared with 2013, for the same reasons as the twenty-six week increase mentioned above.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the twenty-six weeks ended August 3, 2014 were $1.755 billion, or 44.5% of total revenue, as compared to $1.837 billion, or 47.4% of total revenue, in the twenty-six week period of the prior year. The 290 basis point decrease in SG&A expenses as a percentage of total revenue was due principally to the net impact of (i) a 400 basis point reduction due to a decrease as compared to the prior year in Warnaco acquisition, integration and restructuring costs; and (ii) a 20 basis point reduction due to the net gain recorded in the first quarter of 2014 resulting from the deconsolidation of certain Calvin Klein subsidiaries in Australia and New Zealand and our previously consolidated Calvin Klein joint venture in India; partially offset by (iii) faster growth in the higher-expense Tommy Hilfiger and Calvin Klein businesses and continued strategic investments in our acquired businesses, with a focus on enhancing the existing operating infrastructure, increasing investments in our people and elevating the Calvin Klein presentation at retail.

We currently expect that our SG&A expenses as a percentage of total revenue for the full year 2014 will decrease from 2013, for principally the same reasons as the twenty-six week decrease mentioned above. Our SG&A expenses may also be significantly impacted by the amount of expense recorded for our pension plans. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year.

Equity in Income of Unconsolidated Affiliates, Net

The equity in income of unconsolidated affiliates, net in the twenty-six weeks ended August 3, 2014 was $4 million, as compared to $3 million during the twenty-six week period of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil, as well as the Calvin Klein brand in India and Australia, and the Karl Lagerfeld brand. Please refer to Note 4, “Investments in Unconsolidated Affiliates,” and Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Debt Modification and Extinguishment Costs

We incurred costs totaling $93 million during the first quarter of 2014 in connection with the amendment and restatement of our senior secured credit facilities entered into in 2013 and the redemption of our 7 3/8% senior notes due 2020. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.

We incurred costs totaling $40 million during the first quarter of 2013 related to the modification and extinguishment of previously outstanding term loans and the replacement of such term loans with new senior secured credit facilities entered into in 2013 in connection with the Warnaco acquisition. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.

Interest Expense, Net

Net interest expense decreased to $74 million in the twenty-six weeks ended August 3, 2014 from $93 million in the twenty-six week period of the prior year due to lower average debt levels as compared to the prior year, combined with the effect of the amendment and restatement of our term loans and the redemption of our 7 3/8% senior notes due 2020 early in the first quarter of 2014.

Net interest expense is expected to decrease to approximately $140 million for the full year 2014 from $185 million in the prior year, due to lower average debt balances and the amendment and restatement of our credit facility and redemption of our 7 3/8% senior notes in the first quarter of 2014. We expect to make term loan repayments of approximately $400 million in 2014.

Income Taxes

The effective tax rates for the twenty-six weeks ended August 3, 2014 and August 4, 2013 were 4.5% and 244.3%, respectively.

The effective income tax rate for the twenty-six weeks ended August 3, 2014 was lower than the United States statutory rate due primarily to the favorable resolution in the second quarter of uncertain tax positions, as well as the impact of the benefit of lower tax rates in international jurisdictions where we file tax returns.

The effective income tax rate for the twenty-six weeks ended August 4, 2013 was higher than the United States statutory rate due principally to non-recurring discrete expense items in the second quarter related to the Warnaco integration, partially offset by the benefit of the overall lower tax rates in international jurisdictions where we file tax returns.

Our full year effective tax rate in 2013 was approximately 56%. We currently anticipate that our full year 2014 effective tax rate will be substantially less than that. We expect the impact of discrete tax items to provide a benefit in 2014 as opposed to an expense in 2013, as we experienced in the first half of the year as noted above. Such reduction is expected to be partially offset by reduced Warnaco integration and restructuring expenses in 2014, which would increase the proportion of our pre-tax earnings subject to United States tax. Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash at August 3, 2014 was $461 million, a reduction of $132 million from cash at February 2, 2014 of $593 million. Cash flow for the full year 2014 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments we make in 2014.

As of August 3, 2014, approximately $370 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $170 million in the twenty-six weeks ended August 3, 2014 as compared with $44 million in the twenty-six weeks ended August 4, 2013. The increase in cash provided by operating activities was primarily driven by an increase in net income as adjusted for noncash charges in the current year period and the absence of pension contributions in the twenty-six weeks ended August 3, 2014, as compared to the $30 million pension contribution made in the twenty-six weeks ended August 4, 2013.

Investments in Unconsolidated Affiliates

During the first quarter of 2014, we acquired a 10% economic interest in Karl Lagerfeld B.V., the parent company of the Karl Lagerfeld brand, for $19 million.

In 2013, we formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in which we own a 50% economic interest. The joint venture licenses from one of our subsidiaries the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, we contributed to the joint venture on the first day of 2014 our subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. In connection with this contribution, we deconsolidated these subsidiaries and recognized a net gain of $2 million during the first quarter of 2014. We also made a net payment of $7 million to PVH Australia during the twenty-six weeks ended August 3, 2014, representing our 50% share of the funding of the joint venture.

Through Warnaco, we own a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”). The joint venture licenses from one of our subsidiaries the rights to the Calvin Klein trademark in India. During the first quarter of 2014, Arvind Limited purchased our prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between us and the new shareholder as compared to the arrangements with the prior minority shareholders, we no longer hold a controlling interest in the joint venture. The former CK India subsidiary was deconsolidated and we began reporting our 51% interest as an equity method investment in the first quarter of 2014. We recognized a net gain of $6 million in connection with the deconsolidation of CK India during the first quarter of 2014.

Acquisition of Russia Franchisee

During the first quarter of 2014, we acquired two Tommy Hilfiger stores in Russia from a former Tommy Hilfiger franchisee. We paid $4 million as consideration for this transaction.

Acquisition of Ireland Franchisee

During the first quarter of 2014, we acquired six Tommy Hilfiger stores in Ireland from a former Tommy Hilfiger franchisee. We paid $3 million as consideration for this transaction.

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

Sale of Chaps Sportswear Assets

As a result of our acquisition of Warnaco, Ralph Lauren Corporation reacquired on February 14, 2013 the license for Chaps men’s sportswear that Warnaco held from affiliates of Ralph Lauren Corporation. In connection with this transaction, we sold all of the assets of the Chaps sportswear business, which consisted principally of inventory, to Ralph Lauren Corporation for gross proceeds of $18 million.

Capital Expenditures

Our capital expenditures in the twenty-six weeks ended ended August 3, 2014 were $103 million compared to $106 million in the twenty-six weeks ended August 4, 2013. We currently expect that capital expenditures will increase for the full year 2014 to approximately $300 million from $237 million in 2013, including a shift into 2014 of expenditures originally expected to occur in 2013. The increase in spending from 2013 to 2014 is expected to be primarily driven by investments in the operations we acquired with Warnaco and combining Warnaco’s infrastructure with ours, including information systems, logistics and facilities.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $24 million and $27 million in the twenty-six weeks ended August 3, 2014 and August 4, 2013, respectively. We currently expect that such payments will be approximately $53 million for the full year 2014.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $9 million in both the twenty-six weeks ended August 3, 2014 and August 4, 2013. We currently project that cash dividends on our common stock for the full year 2014 will be approximately $12 million, in line with the amount for the full year 2013, based on our current dividend rate, the number of shares of our common stock outstanding as of August 3, 2014 and our estimates of stock to be issued during the remainder of 2014 under our stock incentive plans.

Financing Arrangements

Our capital structure was as follows:

(in millions)	August 3, 2014	February 2, 2014	August 4, 2013
Short-term borrowings	$165	$7	$3
Current portion of long-term debt	99	85	85
Capital lease obligations	22	25	27
Long-term debt	3,643	3,878	4,195
Stockholders’ equity	4,530	4,335	4,069

Short-term borrowings increased to $165 million as of August 3, 2014, principally due to $147 million of revolving credit borrowings drawn upon in connection with the transfer of cash from Europe to the United States. Such revolving credit borrowings are expected to be principally repaid by the end of 2014. In addition, we had $461 million, $593 million and $629 million of cash and cash equivalents as of August 3, 2014, February 2, 2014 and August 4, 2013, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion (approximately $10 million based on exchange rates in effect on August 3, 2014) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless we give notice of termination. As of August 3, 2014, we had $10 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at August 3, 2014 was 0.46%. The maximum amount of borrowings outstanding during the twenty-six weeks ended August 3, 2014 was approximately $10 million.

One of our European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which provides for borrowings of up to €40 million (approximately $54 million based on exchange rates in effect on August 3, 2014). These facilities are used primarily to fund working capital needs. As of August 3, 2014, we had $8 million of borrowings outstanding under the overdraft facility. The weighted average interest rate on the borrowings outstanding at August 3, 2014 was 1.85%. The maximum amount of borrowings outstanding during the twenty-six weeks ended August 3, 2014 was approximately $22 million.

One of our Asian subsidiaries has a short-term $10 million revolving credit facility to be used primarily to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the twenty-six weeks ended August 3, 2014.

One of our Asian subsidiaries has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3.000 billion (approximately $3 million based on exchange rates in effect on August 3, 2014) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the twenty-six weeks ended August 3, 2014.

One of our Latin American subsidiaries has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$69 million (approximately $30 million based on exchange rates in effect on August 3, 2014) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the twenty-six weeks ended August 3, 2014.

As of August 3, 2014 we had drawn $147 million of revolving borrowings under our senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. In addition, we have certain other facilities, under which we had no borrowings outstanding as of or during the twenty-six weeks ended August 3, 2014.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $4 million and $5 million during the twenty-six weeks ended August 3, 2014 and August 4, 2013, respectively.

2013 Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, we entered into senior secured credit facilities (the “2013 facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under our prior facilities, which were amended and restated during 2011 (the “2011 facilities”), and repay all of Warnaco’s previously outstanding long-term debt. The 2013 facilities consisted of a $1.700 billion United States dollar-denominated Term Loan A facility (recorded net of an original issue discount of $7 million as of the acquisition date), a $1.375 billion United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $7 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen and Swiss Francs. In connection with entering into the 2013 facilities and repaying all outstanding borrowings under the 2011 facilities and all of Warnaco’s previously outstanding long-term debt, we paid debt issuance costs of $67 million (of which $35 million was expensed as debt modification and extinguishment costs and $33 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $6 million to write-off previously capitalized debt issuance costs.

We made payments of $182 million on our term loans under the 2013 facilities during the twenty-six weeks ended August 4, 2013.

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

The revolving credit facilities also include amounts available for letters of credit. As of August 3, 2014, we had drawn $147 million of revolving credit borrowings and approximately $53 million of letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1.350 billion plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During the twenty-six weeks ended August 3, 2014, we made payments of $220 million on our term loans under the 2014 facilities, the majority of which was voluntary. As of August 3, 2014, we had total term loans outstanding of $2.943 billion, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, we are not required to make any additional mandatory payments under Term Loan B prior to maturity.

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

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.75% for adjusted Eurocurrency rate loans and 0.75% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ending August 3, 2014, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon our net leverage ratio.

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

During the second quarter of 2014, we entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514 million of our variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Under the terms of this agreement, the one-month LIBOR that we will pay is capped at a rate of 1.50%. Therefore, the maximum amount of interest that we will pay on the then-outstanding notional amount will be at the 1.50% capped rate, plus the current applicable margin.

During the second quarter of 2014, we entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $683 million of our variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms, to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

During the second quarter of 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation under the previously outstanding 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $1.290 billion as of August 3, 2014, and is now converting a portion of our variable rate debt obligation under the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a fixed rate of 0.604%, plus the current applicable margin.

We entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632 million of our variable rate debt obligation under the previously outstanding 2011 facilities, or any replacement facility with similar terms, to fixed rate debt. Such swap agreement expired June 6, 2014.

The notional amount of each interest rate swap and cap will be adjusted according to a pre-set schedule during the term of each swap and cap agreement such that, based on our projections for future debt repayments, our outstanding debt under the Term Loan A facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps and cap.

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

7 3/4% Debentures Due 2023

We have outstanding $100 million of debentures due November 15, 2023 with a yield to maturity of 7.80%. The debentures accrue interest at the rate of 7 3/4%. Pursuant to the indenture governing the debentures, we must maintain a certain level of stockholders’ equity in order to pay cash dividends and make other restricted payments, as defined in the indenture governing the debentures.

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

As of August 3, 2014, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 2, 2014. During the twenty-six weeks ended August 3, 2014, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 2, 2014.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of August 3, 2014 include cash and cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap and interest rate cap agreements. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of August 3, 2014. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at August 3, 2014, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $500 thousand annually. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap and interest rate cap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of August 3, 2014, after taking into account the effect of our interest rate swap agreements that were in effect at such date, approximately 55% of our long-term debt was at a fixed rate, with the remainder at variable rates. As a result of entering into the new interest rate cap agreement for an 18-month term commencing on August 18, 2014, as of such date, approximately 70% of our total debt was at a fixed or capped rate, with the remainder at variable rates. Given our debt position at August 3, 2014, the effect of a 10 basis point increase in interest rates on our interest expense would be less than $700 thousand annually. Such amount excludes any impact from our United States dollar-denominated Term Loan B facility, which would currently not be impacted by a 10 basis point increase in interest rates due to its adjusted Eurocurrency rate floor of 0.75%. Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion of our new credit facilities and interest rate swap and interest rate cap agreements.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 2, 2014 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of August 3, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 5, 2014
June 1, 2014	1,028	$131.86	—	—
June 2, 2014
July 6, 2014	18,328	116.80	—	—
July 7, 2014
August 3, 2014	1,258	113.89	—	—
Total	20,614	$117.37	—	—

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the second quarter of 2014 principally in connection with the settlement of vested restricted stock units and restricted stock to satisfy tax withholding requirements.

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

4.9
Indenture, dated as of December 20, 2012, between PVH Corp. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2012).

10.1
Second Amendment to Amended and Restated Employment Agreement, dated as of May 23, 2014, between PVH B.V. and Fred Gehring (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2014).

+10.2	PVH Corp. 2006 Stock Incentive Plan (as amended and restated effective May 7, 2014).

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PVH CORP.
Registrant

Dated:	September 11, 2014	/s/ Bruce Goldstein
Bruce Goldstein
Senior Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit    Description

10.2	PVH Corp. 2006 Stock Incentive Plan (as amended and restated effective May 7, 2014).

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document