Form 10-Q
period 2014-11-02
PVH CORP. /DE/
filed 2014-12-11
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	November 2, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of December 2, 2014 was 82,450,867.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize benefits from our acquisition of The Warnaco Group, Inc. (“Warnaco”); (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost escalation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including, without limitation, the ability to integrate an acquired entity, such as Warnaco, into us with no substantial adverse effect on the acquired entity’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; and (ix) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
Net sales	$2,114.0	$2,145.1	$5,876.0	$5,852.6
Royalty revenue	89.3	85.5	224.0	215.1
Advertising and other revenue	29.8	28.5	72.4	66.4
Total revenue	2,233.1	2,259.1	6,172.4	6,134.1
Cost of goods sold	1,065.6	1,087.3	2,917.0	2,984.3
Gross profit	1,167.5	1,171.8	3,255.4	3,149.8
Selling, general and administrative expenses	892.9	927.4	2,647.8	2,764.0
Debt modification and extinguishment costs	—	—	93.1	40.4
Equity in income of unconsolidated affiliates, net	5.3	4.9	9.2	8.0
Income before interest and taxes	279.9	249.3	523.7	353.4
Interest expense	33.6	47.9	110.7	145.3
Interest income	1.5	1.9	4.2	6.0
Income before taxes	247.8	203.3	417.2	214.1
Income tax expense	22.1	6.7	29.8	33.1
Net income	225.7	196.6	387.4	181.0
Less: Net (loss) income attributable to redeemable non-controlling interest	—	(0.1)	(0.1)	0.0
Net income attributable to PVH Corp.	$225.7	$196.7	$387.5	$181.0
Basic net income per common share attributable to PVH Corp.	$2.74	$2.41	$4.71	$2.24
Diluted net income per common share attributable to PVH Corp.	$2.71	$2.37	$4.66	$2.19
Dividends declared per common share	$0.0375	$0.0375	$0.1500	$0.1500

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013

Net income	$225.7	$196.6	$387.4	$181.0
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax expense (benefit) of $1.2; $0.1; $(2.1) and $(0.2)	(217.6)	84.4	(207.4)	(65.9)
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(0.1); $(0.1); $(0.3) and $(0.3)	(0.2)	(0.2)	(0.4)	(0.4)
Net unrealized and realized gain (loss) on effective hedges, net of tax expense (benefit) of $1.3; $(1.0); $1.3 and $(1.7)	28.5	(7.1)	36.5	2.4
Comprehensive income	36.4	273.7	216.1	117.1
Less: Comprehensive (loss) income attributable to redeemable non-controlling interest	—	(0.3)	0.5	(1.9)
Total comprehensive income attributable to PVH Corp.	$36.4	$274.0	$215.6	$119.0

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	November 2,	February 2,	November 3,
	2014	2014	2013
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$365.1	$593.2	$542.5
Trade receivables, net of allowances for doubtful accounts of $19.8, $26.4 and $21.4	879.7	730.3	875.3
Other receivables	31.0	30.9	40.6
Inventories, net	1,239.9	1,281.0	1,164.1
Prepaid expenses	177.9	151.9	227.4
Other, including deferred taxes of $86.5, $155.1 and $91.1	173.1	211.3	164.7
Assets held for sale	—	—	47.5
Total Current Assets	2,866.7	2,998.6	3,062.1
Property, Plant and Equipment, net	707.6	712.1	689.3
Goodwill	3,435.0	3,506.8	3,496.6
Tradenames	2,930.9	3,010.3	2,998.8
Other Intangibles, net	995.5	1,041.9	1,067.5
Other Assets, including deferred taxes of $32.8, $35.2 and $104.3	330.0	305.9	339.2
Total Assets	$11,265.7	$11,575.6	$11,653.5

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$476.2	$582.9	$436.1
Accrued expenses, including deferred taxes of $0.0, $1.2 and $0.4	745.6	844.2	748.4
Deferred revenue	17.7	33.5	18.3
Short-term borrowings	39.9	6.8	12.4
Current portion of long-term debt	99.3	85.0	85.0
Total Current Liabilities	1,378.7	1,552.4	1,300.2
Long-Term Debt	3,618.7	3,878.2	4,174.6
Other Liabilities, including deferred taxes of $1,102.5, $1,016.6 and $1,049.1	1,684.5	1,804.2	1,814.4
Redeemable Non-Controlling Interest	—	5.6	5.6
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 83,044,291; 82,679,574 and 82,095,790 shares issued	83.0	82.7	82.1
Additional paid in capital - common stock	2,752.3	2,696.6	2,646.4
Retained earnings	1,949.8	1,574.8	1,612.5
Accumulated other comprehensive (loss) income	(129.6)	42.3	77.9
Less: 598,814; 512,702 and 504,845 shares of common stock held in treasury, at cost	(71.7)	(61.2)	(60.2)
Total Stockholders’ Equity	4,583.8	4,335.2	4,358.7
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,265.7	$11,575.6	$11,653.5

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirty-Nine Weeks Ended
	November 2,	November 3,
	2014	2013
OPERATING ACTIVITIES
Net income	$387.4	$181.0
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	181.4	243.1
Equity in income of unconsolidated affiliates, net	(9.2)	(8.0)
Deferred taxes	(2.5)	(83.5)
Stock-based compensation expense	37.3	47.1
Impairment of long-lived assets	4.8	5.8
Debt modification and extinguishment costs	93.1	40.4
Net gain on deconsolidation of subsidiaries and joint venture	(8.0)	—
Write-down of assets held for sale	—	16.0
Changes in operating assets and liabilities:
Trade receivables, net	(168.8)	(176.0)
Inventories, net	4.4	73.7
Accounts payable, accrued expenses and deferred revenue	(177.5)	(303.4)
Prepaid expenses	(45.1)	(22.3)
Employer pension contributions	(2.7)	(60.0)
Other, net	29.3	81.6
Net cash provided by operating activities	323.9	35.5
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(14.7)	(1,815.3)
Cash received for sale of Chaps sportswear assets	—	18.3
Purchase of property, plant and equipment	(173.5)	(166.2)
Contingent purchase price payments	(35.5)	(37.5)
Change in restricted cash	9.7	—
Investments in unconsolidated affiliates	(26.2)	(3.5)
Net cash used by investing activities	(240.2)	(2,004.2)
FINANCING ACTIVITIES(1)
Net proceeds from (payments on) short-term borrowings	31.6	(25.3)
Repayment of 2011 facilities	—	(900.0)
Redemption of 7 3/8% senior notes, including make whole premium	(667.6)	—
Repayment of Warnaco’s previously outstanding debt	—	(197.0)
Proceeds from 2014/2013 facilities, net of related fees	586.7	2,993.4
Repayment of 2014/2013 facilities	(244.7)	(202.9)
Payment of fees associated with issuance of 4 1/2% senior notes	—	(16.3)
Net proceeds from settlement of awards under stock plans	9.5	27.0
Excess tax benefits from awards under stock plans	9.3	22.7
Cash dividends	(12.5)	(12.3)
Acquisition of treasury shares	(10.5)	(60.5)
Payments of capital lease obligations	(6.6)	(7.0)
Net cash (used) provided by financing activities	(304.8)	1,621.8
Effect of exchange rate changes on cash and cash equivalents	(7.0)	(2.8)
Decrease in cash and cash equivalents	(228.1)	(349.7)
Cash and cash equivalents at beginning of period	593.2	892.2
Cash and cash equivalents at end of period	$365.1	$542.5

(1) See Note 18 for information on noncash investing and financing transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s and Olga, which are owned, and Speedo, which is licensed in perpetuity for North America and the Caribbean, as well as various other owned, licensed and private label brands. In addition, through the end of the third quarter of 2013, the Company owned and operated businesses under the G.H. Bass & Co. and Bass trademarks. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, underwear, intimate apparel, swim products and, to a lesser extent, handbags, footwear and other related products and licenses its owned brands over a broad range of products. References to the aforementioned and other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. Please see Note 5, “Investments in Unconsolidated Affiliates,” for a further discussion. As a result of the acquisition in the first quarter of 2013 of The Warnaco Group, Inc. (“Warnaco”), the Company acquired a majority interest in a joint venture in India that was consolidated and accounted for as a redeemable non-controlling interest during 2013. The redeemable non-controlling interest represented the minority shareholders’ proportionate share (49%) of the equity in that entity. During the first quarter of 2014, in connection with the sale of the minority shareholders’ interests to a third party, the Company and the new shareholder entered into a shareholder agreement with different governing arrangements between the Company and the new shareholder as compared to the arrangements with the prior minority shareholders. Based on the new arrangements, the joint venture was deconsolidated and is now accounted for using the equity method of accounting. Please see Note 6, “Redeemable Non-Controlling Interest,” for a further discussion.

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

The results of operations for the thirteen and thirty-nine weeks ended November 2, 2014 and November 3, 2013 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

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

Please see Note 9, “Debt,” Note 13, “Stock-Based Compensation,” and Note 15, “Stockholders’ Equity,” for a further discussion of these aspects of the acquisition.

The Company incurred certain pre-tax costs in 2012 and 2013 directly associated with the acquisition, including short-lived non cash valuation adjustments and amortization, totaling approximately $170.0 million, of which approximately $125.0 million was recorded during the thirty-nine weeks ended November 3, 2013. Please see Note 16, “Exit Activity Costs,” for a discussion of restructuring costs incurred during the thirty-nine weeks ended November 2, 2014 associated with the integration.

The operations acquired with Warnaco had total revenue of $1,567.6 million and a net loss, after non cash valuation adjustments and amortization and integration costs, of $(21.4) million for the period from the date of acquisition through November 3, 2013. These amounts were included in the Company’s results of operations for the thirty-nine week period then ended.

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the thirteen and thirty-nine weeks ended November 3, 2013, as if the acquisition and the related financing transactions had occurred at the beginning of the year prior to the acquisition date. The pro forma results were calculated applying the Company’s accounting policies and reflect (i) the impact on revenue, cost of goods sold and selling, general and administrative expenses resulting from the elimination of intercompany transactions; (ii) the impact on depreciation and amortization expense based on fair value adjustments to Warnaco’s property, plant and equipment and intangible assets recorded in connection with the acquisition; (iii) the impact on interest expense resulting from changes to the Company’s capital structure in connection with the acquisition; (iv) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; (v) the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the thirteen and thirty-nine weeks ended November 3, 2013; and (vi) the tax effects of the above adjustments. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Warnaco. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the year prior to the acquisition date, nor are they indicative of the future operating results of the combined company.

	Pro Forma	Pro Forma
	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(In millions)	11/3/13	11/3/13
Total revenue	$2,259.2	$6,197.2
Net income attributable to PVH Corp.	300.2	450.1

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

During the process of finalizing the purchase price allocation, the Company received additional information about facts and circumstances that existed as of the Warnaco acquisition date. As a result of the receipt of new information, which was included in the final valuation report received from a third-party valuation firm, and considering the results of that report, the Company estimated the fair value of the order backlog acquired as part of the Warnaco acquisition to be $24.1 million lower than the estimated provisional amount. As a result of this adjustment to fair value, the carrying amount of the order backlog (which was being amortized principally over six months) was retrospectively decreased as of February 13, 2013, with a corresponding increase to goodwill and other intangible assets (net of related deferred taxes), and the related order backlog amortization expense for the first and second quarters of 2013 was reduced by $11.6 million and $12.3 million, respectively. The difference between the decrease in backlog amortization expense and the decrease in the fair value of the intangible asset relates to changes in exchange rates subsequent to the acquisition date. The Company recorded these measurement period adjustments in the fourth quarter of 2013 and applied the adjustments retrospectively to the first and second quarters of 2013. The measurement period adjustments were included in the results of the Calvin Klein International segment.

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

Acquisition of Russia Franchisee

The Company acquired three Tommy Hilfiger stores in Russia during the fourth quarter of 2013 and two additional stores during the first quarter of 2014 from a former Tommy Hilfiger franchisee. The Company paid $6.0 million during the fourth quarter of 2013 for the first three stores and $4.3 million during the first quarter of 2014 for the other two stores. These transactions were accounted for as business combinations.

Acquisition of Ireland Franchisee

The Company acquired six Tommy Hilfiger stores in Ireland from a former Tommy Hilfiger franchisee during the first quarter of 2014. The Company paid $3.1 million as consideration for this transaction. This transaction was accounted for as a business combination.

Acquisition of Calvin Klein Performance Wear Retail Businesses in Hong Kong and China

The Company acquired the Calvin Klein performance wear retail businesses in Hong Kong and China from a former Calvin Klein sublicensee during the third quarter of 2014. The Company paid $7.3 million as consideration for this transaction. This transaction was accounted for as a business combination. The Company and the former shareholders of the acquired entity are in the process of finalizing the value of the net assets acquired; thus the amount paid is subject to adjustment.

4. ASSETS HELD FOR SALE

During the third quarter of 2013, the Company entered into an agreement to sell substantially all of the assets of its G.H. Bass & Co. (“Bass”) business. The decision to sell these assets was based on the Company’s strategy to drive growth through its higher-margin Calvin Klein and Tommy Hilfiger businesses. The Company recorded a net pre-tax loss of $19.5 million during the third quarter of 2013 in connection the sale, the details of which are discussed below.

The Company classified the Bass assets as held for sale and recorded a loss of $16.0 million during the third quarter of 2013 to reflect these assets in the Consolidated Balance Sheet as of November 3, 2013 at $47.5 million, representing their fair value, less estimated costs to sell. This loss was principally included in selling, general and administrative expenses in the Company’s Consolidated Income Statements for the thirteen and thirty-nine weeks ended November 3, 2013. On November 4, 2013, the Company completed the sale of these assets for net proceeds of $47.5 million. The sale price, net of costs to sell, was equal to the carrying value of the assets as of November 3, 2013.

The assets classified as held for sale in the Company’s Consolidated Balance Sheet as of November 3, 2013 were included in the Heritage Brands Retail segment and consisted of the following:

(In millions)
Other receivables	$0.2
Inventories, net	49.0
Other current assets	0.2
Property, plant and equipment, net	14.0
Other noncurrent assets	0.1
Allowance for reduction of assets held for sale	(16.0)
Total assets held for sale	$47.5

A small number of the Company’s Bass stores were excluded from the sale and were deemed to be impaired as of November 3, 2013. The Company recorded a loss of $1.2 million during the third quarter of 2013 related to the impaired stores. Please see Note 12, “Fair Value Measurements,” for a further discussion. In addition, during the third quarter of 2013, the Company recorded a gain of $3.3 million as a result of writing off certain liabilities in connection with the transaction. The Company also recognized costs during the third quarter of 2013 related to severance and termination benefits for certain Bass employees, which totaled $1.2 million. The above-mentioned items were included in selling, general and administrative expenses in the Company’s Consolidated Income Statements for the thirteen and thirty-nine weeks ended November 3, 2013 and were included in the Heritage Brands Retail segment.

In connection with the sale, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. The estimated fair value of these guarantee obligations as of November 3, 2013 was $4.4 million, which was recorded in the Heritage Brands retail segment and was included in selling, general and administrative expenses in the Company’s Consolidated Income Statements for the thirteen and thirty-nine weeks ended November 3, 2013 and accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet as of November 3, 2013. The estimated fair value of these guarantee obligations as of November 2, 2014 is $3.2 million, which is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet. Please see Note 20, “Guarantees,” for a further discussion.

5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Karl Lagerfeld
The Company acquired a 10% economic interest in Kingdom Holding 1 B.V., the parent company of the Karl Lagerfeld brand, during the first quarter of 2014 for $18.9 million. One of the Company’s directors owns approximately 35% of Kingdom Holding 1 B.V. The Company has significant influence as defined under FASB guidance with respect to its investment in Kingdom Holding 1 B.V., therefore, this investment is being accounted for under the equity method of accounting.
Calvin Klein Australia
The Company formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in 2013 in which the Company owns a 50% economic interest. The joint venture licenses from a Company subsidiary the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, the Company contributed to the joint venture its subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. In connection with this contribution, which took place on the first day of 2014, the Company deconsolidated these subsidiaries and recognized a net gain of $2.1 million during the first quarter of 2014, which was recorded in selling, general and administrative expenses. The gain was measured as the difference between the fair value of the Company’s 50% interest as determined by a third-party valuation firm and the carrying value of the net assets and cash contributed. The Company made net payments of $7.3 million and $0.7 million to PVH Australia during the thirty-nine weeks ended November 2, 2014 and November 3, 2013, respectively, representing its 50% share of funding. This investment is being accounted for under the equity method of accounting.

Calvin Klein India

With the Warnaco acquisition, the Company acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”). The joint venture licenses from a Company subsidiary the rights to the Calvin Klein trademark in India. Beginning in the first quarter of 2014, this investment is being accounted for under the equity method of accounting. Please see Note 6, “Redeemable Non-Controlling Interest,” for a further discussion.

Tommy Hilfiger Brazil

The Company formed a joint venture, Tommy Hilfiger do Brasil S.A., in Brazil in 2012, in which the Company owns a 40% economic interest. The joint venture licenses from a Company subsidiary the rights to the Tommy Hilfiger trademarks in Brazil. The Company made a payment of $2.8 million to Tommy Hilfiger do Brasil S.A. during the thirty-nine weeks ended November 3, 2013 to contribute its 40% share of funding. This investment is being accounted for under the equity method of accounting.

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

Included in other assets in the Company’s Consolidated Balance Sheets as of November 2, 2014, February 2, 2014 and November 3, 2013 is $113.7 million, $71.3 million and $71.9 million, respectively, related to these investments in unconsolidated affiliates.

6. REDEEMABLE NON-CONTROLLING INTEREST
CK India was consolidated in the Company’s financial statements during 2013. Please see Note 5, “Investments in Unconsolidated Affiliates,” for a further discussion.
The fair value of the non-controlling interest in CK India as of the date it was acquired by the Company was $5.6 million. During 2013, subsequent changes in the fair value of the redeemable non-controlling interest were recognized immediately as they occurred and the carrying amount of the redeemable non-controlling interest was adjusted to equal the fair value at the end of each reporting period, provided that this amount at the end of each reporting period was not lower than the initial fair value. Any fair value adjustment to the carrying amount of the redeemable non-controlling interest was recognized immediately in retained earnings of the Company. After adjusting the carrying amount for net income and other comprehensive income during the thirty-nine weeks ended November 3, 2013, an adjustment to retained earnings of $1.9 million was necessary to increase the fair value of the redeemable non-controlling interest as of November 3, 2013 to the initial fair value of $5.6 million.

During the first quarter of 2014, Arvind Limited, the Company’s joint venture partner in TH India, purchased the Company’s prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between the Company and the new shareholder as compared to the arrangements with the prior minority shareholders, the Company no longer holds a controlling interest in the joint venture. CK India was deconsolidated, as a result, and the Company began reporting its 51% interest as an equity method investment in the first quarter of 2014. The Company recognized a net gain of $5.9 million in connection with the deconsolidation of CK India during the first quarter of 2014, which was recorded in selling, general and administrative expenses. The gain was measured as the difference between the fair value of the Company’s 51% interest as determined by a third-party valuation firm and the carrying value.

7. GOODWILL

The changes in the carrying amount of goodwill for the thirty-nine weeks ended November 2, 2014, by segment, were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 2, 2014
Goodwill, gross	$683.6	$877.8	$204.4	$1,489.9	$239.2	$11.9	$3,506.8
Accumulated impairment losses	—	—	—	—	—	—	—
Goodwill, net	683.6	877.8	204.4	1,489.9	239.2	11.9	3,506.8
Contingent purchase price payments to Mr. Calvin Klein	21.5	17.0	—	—	—	—	38.5
Goodwill from acquisition of Russia franchisee	—	—	—	3.8	—	—	3.8
Goodwill from acquisition of Ireland franchisee	—	—	—	3.7	—	—	3.7
Goodwill from acquisition of Calvin Klein performance wear retail businesses in Hong Kong and China	—	7.2	—	—	—	—	7.2
Currency translation	(0.2)	(14.4)	—	(110.4)	—	—	(125.0)
Balance as of November 2, 2014
Goodwill, gross	704.9	887.6	204.4	1,387.0	239.2	11.9	3,435.0
Accumulated impairment losses	—	—	—	—	—	—	—
Goodwill, net	$704.9	$887.6	$204.4	$1,387.0	$239.2	$11.9	$3,435.0

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

8. RETIREMENT AND BENEFIT PLANS

The Company has five noncontributory defined benefit pension plans as of November 2, 2014 covering substantially all employees resident in the United States who meet certain age and service requirements. As part of the Warnaco acquisition, the Company acquired a frozen noncontributory defined benefit pension plan. Such plan was merged with an existing plan of the Company’s during 2013. The plans provide monthly benefits upon retirement based on career compensation and years of credited service. Vesting in plan benefits occurs after five years of service. The Company refers to these five plans as its “Pension Plans.”

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

Net benefit cost related to the Company’s Pension Plans was recognized in selling, general and administrative expenses as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/2/14	11/3/13	11/2/14	11/3/13

Service cost, including plan expenses	$4.9	$4.9	$14.7	$14.3
Interest cost	7.2	6.6	21.4	19.7
Expected return on plan assets	(10.8)	(10.0)	(32.6)	(29.5)
Total	$1.3	$1.5	$3.5	$4.5

Net benefit cost related to the Company’s SERP Plans was recognized in selling, general and administrative expenses as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/2/14	11/3/13	11/2/14	11/3/13

Service cost, including plan expenses	$1.1	$1.1	$3.3	$3.3
Interest cost	1.1	0.9	3.1	2.7
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Total	$2.1	$1.9	$6.3	$5.9

Net benefit cost related to the Company’s Postretirement Plans was recognized in selling, general and administrative expenses as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/2/14	11/3/13	11/2/14	11/3/13

Service cost, including plan expenses	$—	$0.1	$—	$0.1
Interest cost	0.2	0.2	0.6	0.6
Amortization of prior service credit	(0.2)	(0.2)	(0.6)	(0.6)
Total	$0.0	$0.1	$0.0	$0.1

The Company made contributions of $2.7 million to its Pension Plans in the thirty-nine weeks ended November 2, 2014 and does not expect to make additional contributions to its Pension Plans during the remainder of 2014.

9. DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000.0 million (approximately $8.9 million based on exchange rates in effect on November 2, 2014) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless the Company gives notice of termination. As of November 2, 2014, the Company had $8.9 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at November 2, 2014 was 0.45%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 2, 2014 was equal to the maximum amount of borrowings available under the facility.

One of the Company’s European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which provide for borrowings of up to €60.0 million (approximately $75.1 million based on exchange rates in effect on November 2, 2014). These facilities are used primarily to fund working capital needs. As of November 2, 2014, the Company had $5.7 million of borrowings outstanding under the overdraft facility. The weighted average interest rate on the borrowings outstanding at November 2, 2014 was 1.84%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 2, 2014 was approximately $31.9 million.

One of the Company’s European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank, which provides for borrowings of up to $3.0 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish Central Bank lending rate plus 0.50%. As of November 2, 2014, the Company had $0.3 million of borrowings outstanding under this facility. The weighted average interest rate on the borrowings outstanding at November 2, 2014 was 11.75%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 2, 2014 was approximately $2.7 million.

One of the Company’s Asian subsidiaries has a short-term $10.0 million revolving credit facility to be used primarily to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended November 2, 2014.

One of the Company’s Asian subsidiaries has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3,000.0 million (approximately $2.8 million based on exchange rates in effect on November 2, 2014) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended November 2, 2014.

One of the Company’s Latin American subsidiaries has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$69.0 million (approximately $28.1 million based on exchange rates in effect on November 2, 2014) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the thirty-nine weeks ended November 2, 2014.

As of November 2, 2014 the Company had drawn $25.0 million of revolving borrowings under its senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. The weighted average interest rate on the borrowings outstanding at November 2, 2014 was 4.00%. The maximum amount of revolving borrowings outstanding under these facilities during the thirty-nine weeks ended November 2, 2014 was approximately $150.0 million. In addition, the Company has certain other facilities under which there were no borrowings outstanding as of or during the thirty-nine weeks ended November 2, 2014.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	11/2/14	11/3/13

Senior secured term loan A facility due 2019	$1,929.9	$1,651.5
Senior secured term loan B facility due 2020	988.4	1,208.4
7 3/8% senior unsecured notes due 2020	—	600.0
4 1/2% senior unsecured notes due 2022	700.0	700.0
7 3/4% debentures due 2023	99.7	99.7
Total	3,718.0	4,259.6
Less: Current portion of long-term debt	99.3	85.0
Long-term debt	$3,618.7	$4,174.6

As of November 2, 2014, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
Remainder of 2014	$24.8
2015	99.3
2016	136.6
2017	186.2
2018	198.6
2019	1,291.1

As of November 2, 2014, after taking into account the effect of the Company’s interest rate swap and cap agreements discussed in the section entitled “2014 Senior Secured Credit Facilities” below, which were in effect as of such date, approximately 70% of the Company’s long-term debt was at a fixed or capped rate, with the remainder at variable rates.

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

The Company made payments of $202.9 million on its term loans under the 2013 facilities during the thirty-nine weeks ended November 3, 2013.

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

The revolving credit facilities also include amounts available for letters of credit. As of November 2, 2014, the Company had drawn $25.0 million of revolving credit borrowings and $40.5 million of letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350.0 million plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During the thirty-nine weeks ended November 2, 2014, the Company made payments of $244.7 million on its term loans under the 2014 facilities, the majority of which was voluntary. As of November 2, 2014, the Company had total term loans outstanding of $2,918.3 million, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, the Company is not required to make any additional mandatory payments under Term Loan B prior to maturity.

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

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.75% for adjusted Eurocurrency rate loans and 0.75% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending November 2, 2014, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon the Company’s net leverage ratio.

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

During the second quarter of 2014, the Company entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514.2 million of the Company’s variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Such agreement remains outstanding with a notional amount of $511.9 million as of November 2, 2014. Under the terms of this agreement, the one-month LIBOR that the Company will pay is capped at a rate of 1.50%. Therefore, the maximum amount of interest that the Company will pay on the then-outstanding notional amount will be at the 1.50% capped rate, plus the current applicable margin.

During the second quarter of 2014, the Company entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $682.6 million of the Company’s variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms, to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and it will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

During the second quarter of 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228.8 million of the Company’s variable rate debt obligation under its previously outstanding 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $1,275.6 million as of November 2, 2014, and is now converting a portion of the Company’s variable rate debt obligation under the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and it will pay a fixed rate of 0.604%, plus the current applicable margin.

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

7 3/8% Senior Notes Due 2020

On May 6, 2010, the Company issued $600.0 million principal amount of 7 3/8% senior notes due May 15, 2020. On March 24, 2014, in connection with the amendment and restatement of the 2013 facilities as discussed above in the section entitled “2014 Senior Secured Credit Facilities,” the Company redeemed all of its outstanding 7 3/8% senior notes and, pursuant to the indenture under which the notes were issued, paid a “make whole” premium of $67.6 million to the holders of the notes. The Company also recorded costs of $14.3 million to write-off previously capitalized debt issuance costs associated with these notes.

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended November 2, 2014 and November 3, 2013 were 8.9% and 3.3%, respectively. The effective income tax rates for the thirty-nine weeks ended November 2, 2014 and November 3, 2013 were 7.1% and 15.5%, respectively.
The effective income tax rates for the thirteen and thirty-nine weeks ended November 2, 2014 and November 3, 2013 were lower than the United States statutory rate due to the benefit of lower tax rates in international jurisdictions where the Company files tax returns, the recognition of foreign tax credits generated from Warnaco integration activities and the benefit of discrete items related to uncertain tax positions. The benefit of discrete items for the thirty-nine weeks ended November 2, 2014 included the favorable resolution in the second quarter of 2014 of uncertain tax positions approximating $24.0 million in international jurisdictions, and of an uncertain tax position approximating $6.0 million related to European and United States transfer pricing arrangements. Partially offsetting these benefits were the impacts of state and local taxes.
On May 14, 2014, the Company resolved for $179.0 million an uncertain tax position related to European and United States transfer pricing arrangements for which it had previously recorded a liability of approximately $185.0 million. The liability will be settled over three years. Accordingly, in the second quarter of 2014, the Company recognized a tax benefit of approximately $6.0 million and recorded a reduction of approximately $185.0 million in its liability for uncertain tax positions.

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

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts (collectively referred to as “cash flow hedges”) that are designated as effective hedging instruments are recorded in equity as a component of accumulated other comprehensive (loss) income (“AOCI”). The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. Any ineffectiveness in such cash flow hedges is immediately recognized in earnings and no amounts were excluded from effectiveness testing. In addition, the Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), including all of the foreign currency forward exchange contracts related to intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

(In millions)	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	11/2/14	11/3/13	11/2/14	11/3/13
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$36.3	$1.2	$0.1	$9.2
Interest rate contracts	2.6	2.3	9.9	8.2
Total contracts designated as cash flow hedges	38.9	3.5	10.0	17.4
Undesignated contracts:
Foreign currency forward exchange contracts (inventory purchases)	—	—	—	0.1
Foreign currency forward exchange contracts (principally intercompany transactions)	13.0	0.9	0.3	0.0
Total undesignated contracts	13.0	0.9	0.3	0.1
Total	$51.9	$4.4	$10.3	$17.5

At November 2, 2014, the notional amount outstanding of foreign currency forward exchange contracts was $911.4 million. Such contracts expire principally between November 2014 and October 2015.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income		Gain (Loss) Reclassified from AOCI into Income (Expense)
(In millions)			Location	Amount

Thirteen Weeks Ended	11/2/14	11/3/13		11/2/14	11/3/13
Foreign currency forward exchange contracts (inventory purchases)	$36.9	$(8.0)	Cost of goods sold	$2.9	$(1.8)
Interest rate contracts	(5.7)	(3.9)	Interest expense	(1.5)	(2.0)
Total	$31.2	$(11.9)		$1.4	$(3.8)

Thirty-Nine Weeks Ended	11/2/14	11/3/13		11/2/14	11/3/13
Foreign currency forward exchange contracts (inventory purchases)	$38.1	$2.6	Cost of goods sold	$(2.6)	$1.1
Interest rate contracts	(8.0)	(5.0)	Interest expense	(5.1)	(4.2)
Total	$30.1	$(2.4)		$(7.7)	$(3.1)

There was no ineffective portion of hedges designated as cash flow hedging instruments during the thirty-nine weeks ended November 2, 2014 and November 3, 2013.

A net gain in AOCI on foreign currency forward exchange contracts at November 2, 2014 of $35.2 million is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to cost of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at November 2, 2014 of $4.0 million is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange undesignated contracts:

(In millions)	Gain (Loss) Recognized in Income
Thirteen Weeks Ended	Location	11/2/14	11/3/13
Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$—	$(0.2)
Foreign currency forward exchange contracts (principally intercompany transactions)	Selling, general and administrative expenses	13.2	(1.4)

Thirty-Nine Weeks Ended	Location	11/2/14	11/3/13

Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$—	$0.1
Foreign currency forward exchange contracts (principally intercompany transactions)	Selling, general and administrative expenses	12.9	(1.4)

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of November 2, 2014.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	11/2/14				2/2/14				11/3/13
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$49.3	N/A	$49.3	N/A	$5.8	N/A	$5.8	N/A	$2.1	N/A	$2.1
Interest rate contracts	N/A	2.6	N/A	2.6	N/A	2.2	N/A	2.2	N/A	2.3	N/A	2.3
Total Assets	N/A	$51.9	N/A	$51.9	N/A	$8.0	N/A	$8.0	N/A	$4.4	N/A	$4.4

Liabilities:
Foreign currency forward exchange contracts	N/A	$0.4	N/A	$0.4	N/A	$6.2	N/A	$6.2	N/A	$9.3	N/A	$9.3
Interest rate contracts	N/A	9.9	N/A	9.9	N/A	6.8	N/A	6.8	N/A	8.2	N/A	8.2
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$5.1	5.1	N/A	N/A	$4.2	4.2	N/A	N/A	$6.5	6.5
Total Liabilities	N/A	$10.3	$5.1	$15.4	N/A	$13.0	$4.2	$17.2	N/A	$17.5	$6.5	$24.0

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

Pursuant to the agreement governing the reacquisition of the rights in India to the Tommy Hilfiger trademarks (which the Company entered into in connection with its acquisition of its 50% economic interest in TH India), the Company is required to make annual contingent purchase price payments into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India. Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one-year period. The Company made annual contingent purchase price payments of $0.6 million, $0.4 million and $0.1 million during the third quarter of each of 2014, 2013 and 2012, respectively. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such liability was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments and the payments made to reduce the liability, changes in the fair value are included within selling, general and administrative expenses.

The following table presents the change in the Level 3 contingent purchase price payment liability during the thirty-nine weeks ended November 2, 2014 and November 3, 2013:

(In millions)	Thirty-Nine Weeks Ended
	11/2/14	11/3/13
Beginning Balance	$4.2	$7.0
Payments	(0.6)	(0.4)
Adjustments included in earnings	1.5	(0.1)
Ending Balance	$5.1	$6.5

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of November 2, 2014 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	38.0%
Approximate discount rate	15.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $0.5 million.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $1.0 million.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment and other long-lived assets) during the thirty-nine weeks ended November 2, 2014 and November 3, 2013, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
	Level 1	Level 2	Level 3
November 2, 2014	N/A	N/A	$—	$—	$4.8
November 3, 2013	N/A	N/A	$—	$—	$5.8

Long-lived assets with a carrying amount of $4.8 million were written down to a fair value of zero during the thirty-nine weeks ended November 2, 2014 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge of $4.8 million was included in selling, general and administrative expenses, of which $0.1 million was recorded in the Calvin Klein North America segment, $3.4 million was recorded in the Tommy Hilfiger North America segment and $1.3 million was recorded in the Heritage Brands Retail segment.

Long-lived assets with a carrying amount of $4.6 million were written down to a fair value of zero during the thirty-nine weeks ended November 3, 2013 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge of $4.6 million was included in selling, general and administrative expenses, of which $0.8 million was recorded in the Calvin Klein North America segment, $0.2 million was recorded in the Calvin Klein International segment, $3.1 million was recorded in the Tommy Hilfiger North America segment and $0.5 million was recorded in the Heritage Brands Retail segment.

Long-lived assets with a carrying amount of $1.2 million were written down to a fair value of zero during the thirty-nine weeks ended November 3, 2013 in connection with the sale of substantially all of the assets of the Company’s Bass business. The impairment charge was included in selling, general and administrative expenses in the Heritage Brands Retail segment. Please see Note 4, “Assets Held for Sale,” for a further discussion.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of November 2, 2014, February 2, 2014 and November 3, 2013 were as follows:

(In millions)	11/2/14		2/2/14		11/3/13
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$365.1	$365.1	$593.2	$593.2	$542.5	$542.5
Short-term borrowings	39.9	39.9	6.8	6.8	12.4	12.4
Long-term debt (including portion classified as current)	3,718.0	3,729.6	3,963.2	4,025.3	4,259.6	4,321.9

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

The Company may grant the following types of incentive awards under the 2006 Plan (i) non-qualified stock options (“NQs”); (ii) incentive stock options (“ISOs”); (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; and (vii) other stock-based awards. Each award granted under the 2006 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, applicable performance period(s) and performance measure(s), and such other terms and conditions as the plan committee determines.

Through November 2, 2014, the Company has granted under the 2006 Plan (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable performance share units; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, with the exception of the Warnaco employee replacement awards discussed below, each share underlying a stock option award reduces the number available by one share, each share underlying a restricted stock award reduces the number available by two shares and each share underlying an RSU or performance share unit award reduces the number available by three shares for awards made before April 29, 2009 and by two shares for awards made on or after April 29, 2009. Each share underlying a Warnaco employee replacement stock option, restricted stock, RSU or performance share unit award reduces the number available by one share. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs outstanding under the 2003 Plan. Such options were granted with an exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

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

Net income for the thirty-nine weeks ended November 2, 2014 and November 3, 2013 included $37.3 million and $47.1 million, respectively, of pre-tax expense related to stock-based compensation.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirty-nine weeks ended November 2, 2014 and November 3, 2013 (with the exception of the Warnaco employee replacement stock options):

	Thirty-Nine Weeks Ended
	11/2/14	11/3/13
Weighted average risk-free interest rate	2.15%	1.05%
Weighted average expected option term (in years)	6.25	6.22
Weighted average Company volatility	44.12%	45.20%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per option	$56.21	$51.51

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

The following summarizes the assumptions used to estimate the fair value of the Warnaco employee stock options that were replaced on February 13, 2013:

Weighted average risk-free interest rate	0.24%
Weighted average expected option term (in years)	1.70
Weighted average Company volatility	29.40%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per option	$40.60

Service-based stock option activity for the thirty-nine weeks ended November 2, 2014 was as follows:

(In thousands, except per option data)	Options	Weighted Average Exercise Price Per Option
Outstanding at February 2, 2014	1,588	$58.47
Granted	140	124.27
Exercised	169	56.50
Cancelled	5	72.36
Outstanding at November 2, 2014	1,554	$64.56
Exercisable at November 2, 2014	1,090	$49.01

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

RSU activity for the thirty-nine weeks ended November 2, 2014 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 2, 2014	702	$89.06
Granted	233	124.70
Vested	247	71.66
Cancelled	31	108.68
Non-vested at November 2, 2014	657	$107.33

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

Restricted stock activity for the thirty-nine weeks ended November 2, 2014 was as follows:

(In thousands, except per share data)	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at February 2, 2014	46	$120.72
Granted	—	—
Vested	22	120.72
Cancelled	2	120.72
Non-vested at November 2, 2014	22	$120.72

The Company granted contingently issuable performance share units to certain of the Company’s senior executives during the first quarter of each of 2012, 2013 and 2014 subject to a performance period of two years and a service period of one year beyond the performance period. The Company granted contingently issuable performance share units to certain of the Company’s executives during the second quarter of 2013 subject to a performance period of three years. For the awards granted in the second quarter of 2013, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the performance period, of which 50 percent is based upon the Company’s absolute stock price growth during the performance period and 50 percent is based upon the Company’s total shareholder return during the performance period relative to other companies included in the S&P 500 as of the date of grant. For the awards granted in the first quarter of each 2013 and 2014, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the performance periods based on earnings per share growth during the applicable performance cycle. For the awards granted in the first quarter of 2012, the two year performance period has ended and the final number of shares earned, as determined based on both earnings per share growth and return on equity during the performance period, will vest following the additional one year service period.

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

Risk-free interest rate	0.34%
Expected Company volatility	38.67%
Expected annual dividends per share	$0.15
Grant date fair value per performance share unit	$123.27

Performance share activity for the thirty-nine weeks ended November 2, 2014 was as follows:

(In thousands, except per share data)	Performance Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at February 2, 2014	548	$118.60
Granted	83	125.15
Vested	—	—
Cancelled	5	123.27
Non-vested at November 2, 2014	626	$119.43

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirty-nine weeks ended November 2, 2014 and November 3, 2013 were $15.8 million and $55.7 million, respectively. Of those amounts, $9.3 million and $22.7 million, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in AOCI, net of related taxes, by component for the thirty-nine weeks ended November 2, 2014:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized (loss) gain on effective hedges	Total
Balance, February 2, 2014	$50.1	$1.0	$(8.8)	$42.3
Other comprehensive (loss) income before reclassifications	(210.0)	—	30.6	(179.4)
Less: Amounts reclassified from AOCI	(2.0)	0.4	(5.9)	(7.5)
Other comprehensive (loss) income	(208.0)	(0.4)	36.5	(171.9)
Balance at November 2, 2014	$(157.9)	$0.6	$27.7	$(129.6)

The following table presents reclassifications out of AOCI to earnings for the thirteen and thirty-nine weeks ended November 2, 2014 and November 3, 2013:

(In millions)	Amount Reclassified from AOCI				Affected Line Item in the Consolidated Income Statements
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/2/14	11/3/13	11/2/14	11/3/13
Realized gain (loss) on effective hedges:
Foreign currency forward exchange contracts	$2.9	$(1.8)	$(2.6)	$1.1	Cost of goods sold
Interest rate contracts	(1.5)	(2.0)	(5.1)	(4.2)	Interest expense
Less: Tax effect	(0.7)	(0.7)	(1.8)	0.0	Income tax expense
Total, net of tax	$2.1	$(3.1)	$(5.9)	$(3.1)

Amortization of retirement liability items:
Prior service credit	$0.3	$0.3	$0.7	$0.7	Selling, general and administrative expenses
Less: Tax effect	0.1	0.1	0.3	0.3	Income tax expense
Total, net of tax	$0.2	$0.2	$0.4	$0.4

Foreign currency translation adjustments:
Deconsolidation of foreign subsidiaries and joint venture	$—	$—	$(2.0)	$—	Selling, general and administrative expenses
Less: Tax effect	—	—	—	—	Income tax expense
Total, net of tax	$—	$—	$(2.0)	$—

15. STOCKHOLDERS’ EQUITY

Common Stock Issuance

On February 13, 2013, the Company issued 7.7 million shares of its common stock, par value $1.00 per share, as part of the consideration paid to the former stockholders of Warnaco in connection with the acquisition.

16. EXIT ACTIVITY COSTS

Warnaco Integration Costs

In connection with the Company’s acquisition of Warnaco during the first quarter of 2013 and the related integration, the Company incurred certain costs related to severance and termination benefits, inventory liquidations and lease/contract terminations. Such costs were as follows:

(In millions)	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 11/2/14	Incurred During the Thirty-Nine Weeks Ended 11/2/14	Cumulative Incurred To Date
Severance, termination benefits and other costs	$160.0	$1.8	$12.8	$144.3
Inventory liquidation costs	36.1	—	1.0	36.1
Lease/contract termination and related costs	80.0	7.8	20.0	62.0
Total	$276.1	$9.6	$33.8	$242.4

Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during the thirty-nine weeks ended November 2, 2014, $4.6 million relate to selling, general and administrative expenses of the Calvin Klein North

America segment, $17.6 million relate to selling, general and administrative expenses of the Calvin Klein International segment, $6.6 million relate to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $4.0 million relate to corporate expenses not allocated to any reportable segment. The remaining charges for severance and termination benefits and lease/contract termination and other costs expected to be incurred relate principally to the aforementioned segments and corporate expenses not allocated to any reportable segment. Inventory liquidation costs incurred during the thirty-nine weeks ended November 2, 2014 were included in gross margin of the Company’s Calvin Klein North America segment (see Note 19, “Segment Data”).

The liabilities at November 2, 2014 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/4/14	Costs Incurred During the Thirty-Nine Weeks Ended 11/2/14	Costs Paid During the Thirty-Nine Weeks Ended 11/2/14	Liability at 11/2/14
Severance, termination benefits and other costs	$33.6	$12.8	$36.1	$10.3
Lease/contract termination and related costs	15.3	20.0	27.3	8.0
Total	$48.9	$32.8	$63.4	$18.3

17. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions, except per share data)	11/2/14	11/3/13	11/2/14	11/3/13

Net income attributable to PVH Corp.	$225.7	$196.7	$387.5	$181.0

Weighted average common shares outstanding for basic net income per common share	82.4	81.5	82.3	80.9
Weighted average impact of dilutive securities	0.9	1.3	0.9	1.6
Total shares for diluted net income per common share	83.3	82.8	83.2	82.5

Basic net income per common share attributable to PVH Corp.	$2.74	$2.41	$4.71	$2.24

Diluted net income per common share attributable to PVH Corp.	$2.71	$2.37	$4.66	$2.19

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/2/14	11/3/13	11/2/14	11/3/13

Weighted average potentially dilutive securities	0.4	0.3	0.4	0.3

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of November 2, 2014 and November 3, 2013 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen and thirty-nine weeks ended November 2, 2014 and November 3, 2013. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 1.0 million and 0.5 million as of November 2, 2014 and November 3, 2013, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

18. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirty-nine weeks ended November 2, 2014 and November 3, 2013, the Company recorded increases to goodwill of $38.5 million and $39.1 million, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirty-nine weeks ended November 2, 2014 and November 3, 2013, the Company paid $34.9 million and $37.1 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the first quarter of 2014, the Company recorded a loss of $17.5 million to write-off previously capitalized debt issuance costs in connection with the amendment and restatement of the 2013 facilities and the related redemption of its 7 3/8% senior notes due 2020.

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

Omitted from purchases of property, plant and equipment in the Consolidated Statement of Cash Flows for the thirty-nine weeks ended November 2, 2014 and November 3, 2013 are $3.3 million and $5.9 million, respectively, of assets acquired through capital leases.

Omitted from investments in unconsolidated affiliates in the Consolidated Statement of Cash Flows for the thirty-nine weeks ended November 2, 2014 are noncash increases in the investment balances related to the Company’s Calvin Klein Australia joint venture and Calvin Klein India joint venture of $3.7 million and $6.2 million, respectively, resulting from the deconsolidation of these entities. Please see Note 5, “Investments in Unconsolidated Affiliates,” and Note 6, “Redeemable Non-Controlling Interest,” for a further discussion.

19. SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as six reportable segments: (i) Calvin Klein North America; (ii) Calvin Klein International; (iii) Tommy Hilfiger North America; (iv) Tommy Hilfiger International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale in North America, primarily to department and specialty stores; (ii) operating retail stores, which are primarily located in premium outlet centers in North America, and an e-commerce website in the United States, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, Calvin Klein (platinum label) and Calvin Klein (white label) for a broad array of products and retail services in North America.

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale principally in Europe, Asia and Brazil, primarily to department and specialty stores, franchisees of Calvin Klein and distributors; (ii) operating retail stores and e-commerce websites in Europe, Asia and Brazil, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, Calvin Klein (platinum label) and Calvin Klein (white label) for a broad array of products and retail services outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Calvin Klein foreign affiliates in Australia and India.

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale in North America, primarily to department stores, principally Macy’s and Hudson’s Bay; and (ii) operating retail stores, which are primarily located in premium outlet centers, and an e-commerce website, which sell Tommy Hilfiger branded apparel, accessories and related products. This segment also derives revenue from licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products in North America.

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe, primarily to department and specialty stores, franchisees of Tommy Hilfiger, distributors and licensees; and (ii) operating retail stores in Europe and Japan and an international e-commerce website, which sell Tommy Hilfiger branded apparel, accessories and related products. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Tommy Hilfiger foreign affiliates in Brazil, China and India. This segment also derives revenue from licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products outside of North America.

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores in North America of (i) dress shirts, neckwear and underwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear principally under the brand names Van Heusen, IZOD and ARROW; (iii) swimwear, fitness apparel, swim accessories and related products under the brand name Speedo; and (iv) women’s intimate apparel under the brand names Warner’s and Olga.

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

The following tables present summarized information by segment:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(In millions)	11/2/14	11/3/13		11/2/14	11/3/13
Revenue – Calvin Klein North America
Net sales	$404.2	$384.0		$1,038.8	$1,009.5
Royalty revenue	38.6	38.1		87.7	86.1
Advertising and other revenue	15.8	15.1		35.7	31.8
Total	458.6	437.2		1,162.2	1,127.4

Revenue – Calvin Klein International
Net sales	328.4	333.9		913.4	875.2	(1)
Royalty revenue	20.5	20.0		56.9	54.1
Advertising and other revenue	8.7	8.6		23.6	21.4
Total	357.6	362.5		993.9	950.7

Revenue – Tommy Hilfiger North America
Net sales	421.7	411.4		1,162.9	1,106.2
Royalty revenue	10.0	8.4		22.3	20.9
Advertising and other revenue	3.4	2.5		7.4	6.7
Total	435.1	422.3		1,192.6	1,133.8

Revenue – Tommy Hilfiger International
Net sales	478.3	483.7		1,424.0	1,356.0
Royalty revenue	14.9	13.5		42.4	38.1
Advertising and other revenue	1.3	1.2		3.4	3.5
Total	494.5	498.4		1,469.8	1,397.6

Revenue – Heritage Brands Wholesale
Net sales	393.8	373.1		1,079.8	1,056.2
Royalty revenue	4.6	3.9		12.7	12.1
Advertising and other revenue	0.5	0.7		1.9	2.1
Total	398.9	377.7		1,094.4	1,070.4

Revenue – Heritage Brands Retail
Net sales	87.6	159.0	(2)	257.1	449.5	(2)
Royalty revenue	0.7	1.6		2.0	3.8
Advertising and other revenue	0.1	0.4		0.4	0.9
Total	88.4	161.0		259.5	454.2

Total Revenue
Net sales	2,114.0	2,145.1		5,876.0	5,852.6
Royalty revenue	89.3	85.5		224.0	215.1
Advertising and other revenue	29.8	28.5		72.4	66.4
Total	$2,233.1	$2,259.1		$6,172.4	$6,134.1

(1)	Includes $30.0 million of sales returns from certain wholesale customers in the acquired Asia business in connection with the Company’s initiative to reduce excess inventory levels.

(2)
Includes net sales of $66.6 million and $175.6 million in the thirteen and thirty-nine weeks ended November 3, 2013, respectively, related to the Bass business which was sold in the fourth quarter of 2013.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	11/2/14		11/3/13		11/2/14		11/3/13
Income before interest and taxes – Calvin Klein North America	$76.5	(2)	$71.2	(6)	$172.9	(3)	$123.1	(9)

Income (loss) before interest and taxes – Calvin Klein International	50.4	(2)	41.2	(6)	97.8	(3)(4)	(39.9)	(9)

Income before interest and taxes – Tommy Hilfiger North America	75.4		79.5	(8)	180.9		187.5	(8)

Income before interest and taxes – Tommy Hilfiger International	80.1		88.0	(8)	205.4		198.0	(8)

Income before interest and taxes – Heritage Brands Wholesale	33.5	(2)	33.6	(6)	84.4	(3)	91.1	(9)

Loss before interest and taxes – Heritage Brands Retail	(1.9)		(19.6)	(7)	(3.8)		(22.4)	(7)

Loss before interest and taxes – Corporate(1)	(34.1)	(2)	(44.6)	(6)	(213.9)	(3)(5)	(184.0)	(9)(10)

Income before interest and taxes	$279.9		$249.3		$523.7		$353.4

(1)
Includes corporate expenses not allocated to any reportable segments, as well as the Company’s proportionate share of the net income or loss of its investment in Kingdom Holding 1 B.V., the parent company of the Karl Lagerfeld brand. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s pension and other postretirement plans (which are generally recorded in the fourth quarter).

(2)
Income (loss) before interest and taxes for the thirteen weeks ended November 2, 2014 includes costs of $29.1 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $2.1 million in Calvin Klein North America; $13.2 million in Calvin Klein International; $4.7 million in Heritage Brands Wholesale; and $9.1 million in corporate expenses not allocated to any reportable segments.

(3)
Income (loss) before interest and taxes for the thirty-nine weeks ended November 2, 2014 includes costs of $105.7 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $10.8 million in Calvin Klein North America; $36.5 million in Calvin Klein International; $13.0 million in Heritage Brands Wholesale; and $45.4 million in corporate expenses not allocated to any reportable segments.

(4)
Income before interest and taxes for the thirty-nine weeks ended November 2, 2014 includes a net gain of $8.0 million associated with the deconsolidation of certain Calvin Klein subsidiaries in Australia and the Company’s previously consolidated Calvin Klein joint venture in India. Please refer to Note 5, “Investments in Unconsolidated Affiliates” and Note 6, “Redeemable Non-Controlling Interest” for a further discussion.

(5)
Loss before interest and taxes for the thirty-nine weeks ended November 2, 2014 includes costs of $93.1 million associated with the Company’s amendment and restatement of the 2013 facilities and the related redemption of its 7 3/8% senior notes due 2020. Please refer to Note 9, “Debt,” for a further discussion.

(6)
Income (loss) before interest and taxes for the thirteen weeks ended November 3, 2013 includes costs of $61.0 million associated with the Company’s acquisition and integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $10.5 million in Calvin Klein North America; $21.3 million in Calvin Klein International; $8.2 million in Heritage Brands Wholesale; and $21.0 million in corporate expenses not allocated to any reportable segments.

(7)
Loss before interest and taxes for the thirteen and thirty-nine weeks ended November 3, 2013 includes a loss of $19.5 million associated with the sale of substantially all of the assets of the Company’s Bass business.

(8)
Income before interest and taxes for the thirteen and thirty-nine weeks ended November 3, 2013 includes income of $24.3 million related to the amendment of an unfavorable contract. At the time of the Tommy Hilfiger acquisition in 2010, a liability was recorded for such unfavorable contract. The amendment executed in the third quarter of 2013 adjusted the contract terms thereby reducing the amount by which the contract was unfavorable and resulted in a reduction of the liability, amounting to $24.3 million. Such income was included in the Company’s segments as follows: $12.0 million in Tommy Hilfiger North America and $12.3 million in Tommy Hilfiger International.

(9)
Income (loss) before interest and taxes for the thirty-nine weeks ended November 3, 2013 includes costs of $371.1 million associated with the Company’s acquisition and integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $79.2 million in Calvin Klein North America; $182.9 million in Calvin Klein International; $37.0 million in Heritage Brands Wholesale; and $72.0 million in corporate expenses not allocated to any reportable segments.

(10)
Loss before interest and taxes for the thirty-nine weeks ended November 3, 2013 includes costs of $40.4 million associated with the Company’s debt modification and extinguishment. Please refer to Note 9, “Debt,” for a further discussion.

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

20. GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of November 2, 2014 is approximately $3.8 million, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2.4 million as of November 2, 2014, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016. The estimated fair value of this guarantee obligation was immaterial as of November 2, 2014.

In connection with the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease, which is the case for certain of the leases that have been extended to expire on various dates into 2028. The maximum amount guaranteed for all leases as of November 2, 2014 is $62.8 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The estimated fair value of these guarantee obligations as of November 2, 2014 is $3.2 million, which is included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet.

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

The FASB issued in August 2014 guidance that requires an entity’s management to evaluate the entity’s ability to continue as a going concern on an interim and annual basis and requires additional disclosures if conditions give rise to substantial doubt. This guidance is effective for the Company in the fiscal year ending January 29, 2017, with early adoption permitted. The adoption is not expected to have any impact on the Company’s consolidated results of operations or financial position.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We aggregate our reporting segments into three main businesses: (i) Calvin Klein, which consists of the businesses we operate under our Calvin Klein trademarks; (ii) Tommy Hilfiger, which consists of the businesses we operate under our Tommy Hilfiger trademarks; and (iii) Heritage Brands, which consists of the businesses we operate under our Van Heusen, IZOD, ARROW, Warner’s and Olga trademarks, the Speedo trademark we license in perpetuity for North America and the Caribbean, and other owned and licensed trademarks. References to the brand names Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s, Olga and Speedo and to other brand names are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

References to the sale of Bass refer to the sale of our G.H. Bass & Co. business and its trademarks, which we refer to collectively as “Bass,” on November 4, 2013, the first day of the fourth quarter of 2013.

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

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International, Ltd.), Warner’s and Olga. In addition, through the end of the third quarter of 2013, we owned and operated businesses under the G.H. Bass & Co. and Bass trademarks. We also license brands from third parties primarily for use on dress shirts, neckwear and underwear offered in the United States and Canada.

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

Our business strategy is to manage and market a portfolio of nationally and internationally recognized apparel and lifestyle brands at multiple price points and across multiple channels of distribution and geographies. We believe this approach reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. Our acquisition of Warnaco is consistent with this strategy, as it gave us direct global control of the brand image and commercial operations for the two largest Calvin Klein apparel categories — jeanswear and underwear. With these categories under our ownership, our teams have taken steps to strengthen management, improve operations, unify brand messaging, and coordinate and improve design, merchandising, retail distribution and marketing functions on a regional and global basis. We believe that these steps will strengthen Calvin Klein’s image, positioning and execution across all markets to drive sustainable growth. The Warnaco acquisition also provides a broader global platform for both the Calvin Klein and Tommy Hilfiger businesses and has enabled us to continue to transform from a primarily North American multi-brand business with strong European Tommy Hilfiger operations, to a more diversified, global organization. We intend to take advantage of our and Warnaco’s complementary geographic operations; Warnaco’s operations in Asia and Brazil should enhance our opportunities in those high-growth regions, and we will have the opportunity to leverage our expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein Jeans and Calvin Klein Underwear businesses in those regions. The acquisition also added the Speedo, Warner’s and Olga brands to our Heritage Brands portfolio. Like our other Heritage Brands businesses, these businesses are largely replenishment-based and generally provide consistent profitability and strong cash flows. With a diversified brand portfolio and operations in every major consumer market around the world, we believe the acquisition made our business better balanced across geographies, channels of distribution, product categories and price points, and expanded our opportunity to realize revenue growth and enhanced profitability. In order to focus on our core competencies in apparel and continue to grow the Calvin Klein and Tommy Hilfiger brands globally, we sold substantially all of the assets of our Bass business on November 4, 2013. The sale enables us to further invest in our more profitable apparel businesses, while also reducing sales and earnings volatility.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of men’s dress shirts, neckwear and underwear, men’s and women’s jeanswear, sportswear, intimate apparel, swim products, footwear, accessories and related products under owned and licensed trademarks; and (ii) the sale through company-operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger, Van Heusen and IZOD trademarks, and company-operated concessions/shop-in-shops worldwide and e-commerce websites in certain regions under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products. We operated G.H. Bass & Co. stores through the end of the third quarter of 2013, at which time we sold substantially all of the assets of our Bass business. We also generate royalty, advertising and other revenue from fees for licensing the use of our trademarks.

We recorded pre-tax charges in the thirty-nine weeks ended November 2, 2014 and November 3, 2013 principally in connection with the Warnaco acquisition, integration and restructuring that totaled $109 million and $372 million, respectively. The amounts incurred in 2013 included non cash charges of $161 million, principally related to short-lived valuation adjustments and amortization. We also recorded pre-tax debt modification and extinguishment charges in the thirty-nine weeks ended November 2, 2014 and November 3, 2013 that totaled $93 million and $40 million, respectively. We recorded a net gain of $8 million in the thirty-nine weeks ended November 2, 2014 resulting from the deconsolidation of certain Calvin Klein subsidiaries in Australia and New Zealand and our previously consolidated Calvin Klein joint venture in India. In addition, we recorded a net pre-tax loss of $19 million in the thirty-nine weeks ended November 3, 2013 resulting from the sale of substantially all of the assets of the Bass business, which closed on November 4, 2013. We also recorded a gain of $24 million in the thirty-nine weeks ended November 3, 2013 due to the amendment of an unfavorable contract, which resulted in the reduction of a liability recorded at the time of the Tommy Hilfiger acquisition. We expect to incur additional pre-tax charges of approximately $30 million during the remainder of 2014 in connection with the Warnaco integration and related restructuring. Our future results of operations will continue to be significantly impacted by the Warnaco acquisition, particularly through the operations of the Calvin Klein business and through the changes in our capital structure that were necessary to complete the acquisition, as more fully discussed below.

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

Due to the above factors, our operating results for the thirty-nine weeks ended November 2, 2014 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 2, 2014 Compared With Thirteen Weeks Ended November 3, 2013

Total Revenue

Net sales in the third quarter of 2014 were $2.114 billion as compared to $2.145 billion in the third quarter of the prior year. The decrease in net sales of $31 million was due principally to the net effect of the following items:

•
The net addition of $5 million of net sales attributable to growth in our Tommy Hilfiger North America segment partially offset by a decline in our Tommy Hilfiger International segment. Net sales in the Tommy Hilfiger North America business increased 3%, principally due to retail comparable store sales growth of 1% and square footage expansion in Company-operated stores. Net sales in the Tommy Hilfiger International business decreased 1%, including a 3% negative impact from foreign currency translation, principally attributable to the weaker Euro. Revenue growth from square footage expansion in the Tommy Hilfiger Europe retail business was partially offset by a comparable store sales decline of 5%, principally due to a significant deceleration in traffic across the region in the middle of the quarter, combined with less promotional activity compared to the third quarter of the prior year. The Tommy Hilfiger Europe business experienced positive retail comparable store sales towards the end of the quarter.

•
The net addition of $15 million of net sales attributable to growth in our Calvin Klein North America segment partially offset by a decline in our Calvin Klein International segment. Net sales for the North America business increased 5%, due to retail comparable store sales growth of 5% and square footage expansion in Company-operated stores. Also contributing to the net sales increase was moderate growth in the North America wholesale business, which was favorably impacted by the timing of shipments, as shipments planned for the fourth quarter of 2014 occurred in the third quarter. Net sales for the Calvin Klein International business decreased 2% compared to the prior year. This includes a 2% negative impact from foreign currency translation, principally attributable to the weaker Euro. Calvin Klein International retail comparable store sales declined 2% due to softness in Asia.

•
The net reduction of $51 million of net sales attributable to a decline in our Heritage Brands Retail segment, which includes a $67 million loss of revenue related to the exited Bass business, partially offset by growth in our Heritage Brands Wholesale segment. Net sales for the ongoing Heritage Brands businesses increased 3%, as a 6% increase in the wholesale business was partially offset by a 6% comparable stores sales decline in our retail business.

Royalty, advertising and other revenue in the third quarter of 2014 increased to $119 million from $114 million in the prior year’s third quarter. Calvin Klein royalty revenue in the third quarter increased 2% over the prior year, driven principally by continued strength in womenswear. Tommy Hilfiger royalty revenue increased 13% attributable to increases across most product categories.

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

Gross profit on total revenue in the third quarter of 2014 was $1.168 billion, or 52.3% of total revenue, compared with $1.172 billion, or 51.9% of total revenue in the third quarter of the prior year. The 40 basis point increase was principally attributable to gross margin increases in the Tommy Hilfiger businesses in both North America and Europe as a result of less promotional selling than in the prior year period, combined with growth in our higher-margin Calvin Klein and Tommy Hilfiger businesses. These increases were partially offset by a gross margin decline in the Heritage Brands business resulting from increased promotional activity in order to drive traffic and revenue.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the third quarter of 2014 were $893 million, or 40.0% of total revenue, as compared to $927 million, or 41.0% of total revenue in the third quarter of the prior year. The 100 basis point decrease in SG&A expenses as a percentage of total revenue was due principally to (i) a 170 basis point reduction attributable to a decrease from the prior year in Warnaco acquisition, integration and restructuring costs and (ii) a 90 basis point reduction attributable to the absence in 2014 of the loss recorded in the third quarter of 2013 in connection with the sale of the Bass business. These decreases were partially offset by (i) a 110 basis point increase due to the absence in 2014 of income recorded in the third quarter of 2013 from the amendment of an unfavorable contract, which resulted in the reduction of a liability recorded at the time of the Tommy Hilfiger acquisition, (ii) faster growth in the higher-expense Tommy Hilfiger and Calvin Klein businesses and (iii) continued strategic investments in our acquired businesses, with a focus on enhancing the existing operating infrastructure, increasing investments in our people and elevating the Calvin Klein presentation at retail.

Equity in Income of Unconsolidated Affiliates, Net

The equity in income of unconsolidated affiliates, net, in the third quarter of 2014 was relatively flat to the third quarter of the prior year at $5 million. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil, for the Calvin Klein brand in India and Australia (which we began accounting for under the equity method of accounting in the first quarter of 2014 in connection with our deconsolidation of certain subsidiaries), and for the Karl Lagerfeld brand (in which we acquired an equity interest in April 2014). Please refer to Note 5, “Investments in

Unconsolidated Affiliates,” and Note 6, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussions.

Interest Expense, Net

Net interest expense decreased to $32 million in the third quarter of 2014 from $46 million in the third quarter of the prior year due to lower average debt balances as compared to the prior year, combined with the effect of the amendment and restatement of our senior secured credit facilities and the related redemption of our 7 3/8% senior notes due 2020 in the first quarter of 2014. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Income Taxes

The effective tax rates for the third quarters of 2014 and 2013 were 8.9% and 3.3%, respectively.

The effective income tax rates for the third quarters of 2014 and 2013 were lower than the United States statutory rate due to the benefit of lower tax rates in international jurisdictions where we file tax returns, the recognition of foreign tax credits generated from Warnaco integration activities and the benefit of discrete items related to uncertain tax positions. Partially offsetting these benefits were the impacts of state and local taxes.

Thirty-Nine Weeks Ended November 2, 2014 Compared With Thirty-Nine Weeks Ended November 3, 2013

Total Revenue

Net sales in the thirty-nine weeks ended November 2, 2014 were $5.876 billion as compared to $5.853 billion in the thirty-nine week period of the prior year. The increase in net sales of $23 million was due principally to the net effect of the following items:

•
The aggregate addition of $125 million of net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 5%, principally due to low single-digit wholesale growth, retail comparable store sales growth of 2% and square footage expansion in Company-operated stores. Net sales in the Tommy Hilfiger International segment increased 5%, driven principally by European retail comparable store sales growth of 1% and square footage expansion in Company-operated stores. Also contributing to the international revenue growth was the net positive impact of foreign currency translation for the thirty-nine week period, despite the Euro weakness experienced in the third quarter.

•
The aggregate addition of $68 million of net sales in our Calvin Klein North America and Calvin Klein International segments. Net sales for the North America and International businesses increased 3% and 4%, respectively. The increases were driven principally by the ten additional days of operations in 2014 of the Calvin Klein businesses acquired through the Warnaco acquisition, partially offset by a decline in the jeans business, primarily in North America and Europe. Retail comparable store sales increased 2% in North America and decreased 4% internationally. The Calvin Klein International segment also increased due to the absence in 2014 of $30 million of sales returns recorded in 2013 for certain wholesale customers in Asia in the acquired business in connection with an initiative to reduce excess inventory levels.

•
The net reduction of $169 million of net sales attributable to a decline in our Heritage Brands Retail segment, which includes a reduction of $176 million related to the loss of revenue of the exited Bass business, partially offset by growth in our Heritage Brands Wholesale segment. Sales for the ongoing Heritage Brands businesses were relatively flat, as low single-digit growth in the wholesale business was offset by a 7% comparable store sales decline in our retail stores.

Royalty, advertising and other revenue in the thirty-nine weeks ended November 2, 2014 increased to $296 million from $281 million in the prior year’s thirty-nine week period. Calvin Klein royalty revenue increased 3% from the prior year period due to 6% growth driven by continued strength in womenswear partially offset by a decline of 3% due to the absence of royalty revenue from Warnaco in the current year, as the prior year’s first quarter included royalty revenue from Warnaco for the ten days prior to the acquisition. Tommy Hilfiger royalty revenue increased 10% attributable to increases across most product categories.

Revenue for the full year 2014 is currently projected to increase 1% to approximately $8.3 billion, which includes a negative impact of $176 million, or 2%, attributable to the exited Bass business. Revenue in 2014 reflects a negative impact from foreign currency translation compared to the prior year. It is currently projected that revenue for the Tommy Hilfiger and Calvin Klein businesses in 2014 will increase approximately 5% and 2%, respectively. Revenue for the ongoing Heritage Brands business in 2014 is currently projected to be relatively flat to the prior year. Including the negative impact related to the exited Bass business, revenue for the Heritage Brands business is currently projected to decrease approximately 8%.

Gross Profit on Total Revenue

Gross profit on total revenue in the thirty-nine weeks ended November 2, 2014 was $3.255 billion, or 52.7% of total revenue, compared with $3.150 billion, or 51.3% of total revenue in the thirty-nine week period of the prior year. Of this 140 basis point increase, 80 basis points was due to the absence in 2014 of short-lived non cash valuation adjustments recorded in connection with the Warnaco acquisition and integration and 20 basis points was due to the absence in 2014 of $30 million of sales returns recorded in 2013 for certain wholesale customers in the acquired Asia business. The remaining increase was due to growth in our higher-margin Tommy Hilfiger and Calvin Klein businesses. These increases were partially offset by a gross margin decline in the Heritage Brands business resulting from increased promotional activity in order to drive traffic and revenue.

We currently expect that the gross profit percentage on total revenue for the full year 2014 will increase as compared with 2013 for the same reasons as the thirty-nine week increase mentioned above.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the thirty-nine weeks ended November 2, 2014 were $2.648 billion, or 42.9% of total revenue, as compared to $2.764 billion, or 45.1% of total revenue, in the thirty-nine week period of the prior year. The 220 basis point decrease in SG&A expenses as a percentage of total revenue was due principally to (i) a 310 basis point reduction due to a decrease as compared to the prior year in Warnaco acquisition, integration and restructuring costs, (ii) a 30 basis point reduction attributable to the absence in 2014 of the loss recorded in the third quarter of 2013 in connection with the sale of the Bass business and (iii) a 10 basis point reduction due to the net gain recorded in the first quarter of 2014 resulting from the deconsolidation of certain Calvin Klein subsidiaries in Australia and New Zealand and our previously consolidated Calvin Klein joint venture in India. These decreases were partially offset by (i) a 40 basis point increase due to the absence in 2014 of income recorded in the third quarter of 2013 from the amendment of an unfavorable contract, which resulted in the reduction of a liability recorded at the time of the Tommy Hilfiger acquisition, (ii) faster growth in the higher-expense Tommy Hilfiger and Calvin Klein businesses and (iii) continued strategic investments in our acquired businesses, with a focus on enhancing the existing operating infrastructure, increasing investments in our people and elevating the Calvin Klein presentation at retail.

We currently expect that our SG&A expenses as a percentage of total revenue for the full year 2014 will decrease from 2013 for principally the same reasons as the thirty-nine week decrease mentioned above. Our SG&A expenses may also be significantly impacted by the amount of expense recorded for our pension plans. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year. On October 27, 2014, the Society of Actuaries (SOA) issued new mortality tables. We consider SOA life expectancy information when developing the annual mortality assumptions to measure our United States pension and postretirement benefit plan obligations. While we are still in the process of evaluating the potential impact of this new information, we expect that it will result in an increase in our United States pension and postretirement benefit plan obligations as of the end of 2014.

Equity in Income of Unconsolidated Affiliates, Net

The equity in income of unconsolidated affiliates, net in the thirty-nine weeks ended November 2, 2014 was $9 million, as compared to $8 million during the thirty-nine week period of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil, for the Calvin Klein brand in India and Australia, and for the Karl Lagerfeld brand. Please refer to Note 5, “Investments in Unconsolidated Affiliates,” and Note 6, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Debt Modification and Extinguishment Costs

We incurred costs totaling $93 million during the first quarter of 2014 in connection with the amendment and restatement of our senior secured credit facilities and the related redemption of our 7 3/8% senior notes due 2020. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.

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

Interest Expense, Net

Net interest expense decreased to $107 million in the thirty-nine weeks ended November 2, 2014 from $139 million in the thirty-nine week period of the prior year due to lower average debt balances as compared to the prior year, combined with the effect of the amendment and restatement of our senior secured credit facilities and the related redemption of our 7 3/8% senior notes due 2020 in the first quarter of 2014.

Net interest expense is expected to decrease to approximately $140 million for the full year 2014 from $185 million in the prior year, due to lower average debt balances in 2014, combined with the effect of the amendment and restatement of our senior secured credit facilities and the related redemption of our 7 3/8% senior notes in the first quarter of 2014. We expect to make term loan repayments of approximately $400 million in 2014, of which $245 million was made during the thirty-nine weeks ended November 2, 2014.

Income Taxes

The effective tax rates for the thirty-nine weeks ended November 2, 2014 and November 3, 2013 were 7.1% and 15.5%, respectively.

The effective income tax rates for the thirty-nine weeks ended November 2, 2014 and November 3, 2013 were lower than the United States statutory rate due to the reasons noted above for the third quarter.

Our full year effective tax rate in 2013 was approximately 56%. We currently anticipate that our full year 2014 effective tax rate will be substantially less than that. In 2013, we recorded $145 million of tax expense related to changes in estimates for uncertain tax positions. This amount increased the 2013 effective tax rate by 44% and related principally to an increase to our previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements. We expect the absence of this item, together with the impact of discrete tax benefits recognized in the thirty-nine weeks ended November 2, 2014 as noted above, to reduce significantly our effective tax rate in 2014. Such reduction is expected to be partially offset by reduced Warnaco integration and restructuring expenses in 2014, which would increase the proportion of our pre-tax earnings subject to United States tax. Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash at November 2, 2014 was $365 million, a reduction of $228 million from cash at February 2, 2014 of $593 million. Cash flow for the full year 2014 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments we make in 2014.

As of November 2, 2014, approximately $309 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $324 million in the thirty-nine weeks ended November 2, 2014 as compared with $36 million in the thirty-nine weeks ended November 3, 2013. The increase in cash provided by operating activities was primarily driven by an increase in net income as adjusted for noncash charges in the current year period and a $57 million reduction in pension contributions.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended November 2, 2014 were $174 million compared to $166 million in the thirty-nine weeks ended November 3, 2013. We currently expect that capital expenditures will increase for the full year 2014 to approximately $275 million from $237 million in 2013, including a shift into 2014 of expenditures originally expected to occur in 2013. The increase in spending from 2013 to 2014 is primarily driven by investments in the operations we acquired with Warnaco and combining Warnaco’s infrastructure with ours, including information systems, logistics and facilities.

Investments in Unconsolidated Affiliates

During the first quarter of 2014, we acquired a 10% economic interest in Kingdom Holding 1 B.V., the parent company of the Karl Lagerfeld brand, for $19 million.

In 2013, we formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in which we own a 50% economic interest. The joint venture licenses from one of our subsidiaries the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, we contributed to the joint venture on the first day of 2014 our subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. In connection with this contribution, we deconsolidated these subsidiaries and recognized a net gain of $2 million during the first quarter of 2014. We also made net payments of $7 million and $1 million to PVH Australia during the thirty-nine weeks ended November 2, 2014 and November 3, 2013, respectively, representing our 50% share of the funding of the joint venture.

With the Warnaco acquisition, we acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”). The joint venture licenses from one of our subsidiaries the rights to the Calvin Klein trademark in India. During the first quarter of 2014, Arvind Limited purchased our prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between us and the new shareholder as compared to the arrangements with the prior minority shareholders, we no longer hold a controlling interest in the joint venture. The former CK India subsidiary was deconsolidated and we began reporting our 51% interest as an equity method investment in the first quarter of 2014. We recognized a net gain of $6 million in connection with the deconsolidation of CK India during the first quarter of 2014.

In 2012, we formed a joint venture, Tommy Hilfiger do Brasil S.A., in Brazil, in which we own a 40% economic interest. The joint venture licenses from one of our subsidiaries the rights to the Tommy Hilfiger trademarks in Brazil. We made a payment of $3 million to Tommy Hilfiger do Brasil S.A. during the thirty-nine weeks ended November 3, 2013 to contribute our 40% share of funding.

Acquisition of Calvin Klein Performance Wear Retail Businesses in Hong Kong and China

During the third quarter of 2014, we acquired the Calvin Klein performance wear retail businesses in Hong Kong and China from a former Calvin Klein sublicensee. We paid $7 million as consideration for this transaction. We and the former shareholders of the acquired entity are in the process of finalizing the value of the net assets acquired; thus the amount paid is subject to adjustment.

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

Sale of Bass

During the third quarter of 2013, we entered into an agreement to sell substantially all of the assets of our Bass business. We classified these assets as held for sale and recorded a loss of $16 million during the third quarter of 2013 to reflect these assets at their fair value, less estimated costs to sell. A small number of our Bass stores were excluded from the sale and were deemed to be impaired as of November 3, 2013. We recorded a loss of $1 million during the third quarter of 2013 related to the impaired stores. In addition, during the third quarter of 2013 we recorded a gain of $3 million from writing off certain liabilities as a result of the transaction. We also recognized costs during the third quarter of 2013 related to severance and termination benefits for certain Bass employees, which totaled $1 million. On November 4, 2013, we completed the sale of these assets for gross proceeds of $49 million. The sale price, net of costs to sell, was equal to the carrying value of the assets as of November 3, 2013.

In connection with the sale, we also guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. In certain instances, our guarantee remains in effect when an option is exercised to extend the term of the lease, which is the case for certain of the leases that have been extended to expire on various dates into 2028. We recorded an expense of $4 million during the third quarter of 2013 representing the estimated fair value of these guarantee obligations at the time of the sale.

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

Tommy Hilfiger India Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited (“GVM”). We are required to make annual contingent purchase price payments into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India. Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one-year period. We made contingent purchase price payments of $556 thousand and $429 thousand during the third quarter of 2014 and 2013, respectively.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $35 million and $37 million in the thirty-nine weeks ended November 2, 2014 and November 3, 2013, respectively. We currently expect that such payments will be approximately $52 million for the full year 2014.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $12 million in each of the thirty-nine weeks ended November 2, 2014 and November 3, 2013, and no further common stock dividends are scheduled to be declared during 2014.

Financing Arrangements

Our capital structure was as follows:

(in millions)	November 2, 2014	February 2, 2014	November 3, 2013
Short-term borrowings	$40	$7	$12
Current portion of long-term debt	99	85	85
Capital lease obligations	21	25	29
Long-term debt	3,619	3,878	4,175
Stockholders’ equity	4,584	4,335	4,359

In addition, we had $365 million, $593 million and $543 million of cash and cash equivalents as of November 2, 2014, February 2, 2014 and November 3, 2013, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion (approximately $9 million based on exchange rates in effect on November 2, 2014) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless we give notice of termination. As of November 2, 2014, we had $9 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at November 2, 2014 was 0.45%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 2, 2014 was equal to the maximum amount of borrowings available under this facility.

One of our European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as a Euro-denominated overdraft facility, which provide for borrowings of up to €60 million (approximately $75 million based on exchange rates in effect on November 2, 2014). These facilities are used primarily to fund working capital needs. As of November 2, 2014, we had $6 million of borrowings outstanding under the overdraft facility. The weighted average interest rate on the borrowings outstanding at November 2, 2014 was 1.84%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 2, 2014 was approximately $32 million.

One of our European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank, which provides for borrowings of up to $3 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish Central Bank lending rate plus 0.50%. As of November 2, 2014, we had $304 thousand of borrowings outstanding under this facility. The weighted average interest rate on the borrowings outstanding at November 2, 2014 was 11.75%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 2, 2014 was approximately $3 million.

One of our Asian subsidiaries has a short-term $10 million revolving credit facility to be used primarily to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended November 2, 2014.

One of our Asian subsidiaries has a Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3.000 billion (approximately $3 million based on exchange rates in effect on November 2, 2014) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended November 2, 2014.

One of our Latin American subsidiaries has Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$69 million (approximately $28 million based on exchange rates in effect on November 2, 2014) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the thirty-nine weeks ended November 2, 2014.

As of November 2, 2014 we had drawn $25 million of revolving borrowings under our senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. The weighted average interest rate on the borrowings outstanding at November 2, 2014 was 4.00%. The maximum amount of revolving borrowings outstanding under these facilities during the thirty-nine weeks ended November 2, 2014 was approximately $150 million. In addition, we have certain other facilities under which we had no borrowings outstanding as of or during the thirty-nine weeks ended November 2, 2014.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $7 million during each of the thirty-nine weeks ended November 2, 2014 and November 3, 2013.

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

We made payments of $203 million on our term loans under the 2013 facilities during the thirty-nine weeks ended November 3, 2013.

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

The revolving credit facilities also include amounts available for letters of credit. As of November 2, 2014, we had drawn $25 million of revolving credit borrowings and $41 million of letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1.350 billion plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During the thirty-nine weeks ended November 2, 2014, we made payments of $245 million on our term loans under the 2014 facilities, the majority of which was voluntary. As of November 2, 2014, we had total term loans outstanding of $2.918 billion, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, we are not required to make any additional mandatory payments under Term Loan B prior to maturity.

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

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.75% for adjusted Eurocurrency rate loans and 0.75% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ending November 2, 2014, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon our net leverage ratio.

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

During the second quarter of 2014, we entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514 million of our variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Such agreement remains outstanding with a notional amount of $512 million as of November 2, 2014. Under the terms of this agreement, the one-month LIBOR that we will pay is capped at a rate of 1.50%. Therefore, the maximum amount of interest that we will pay on the then-outstanding notional amount will be at the 1.50% capped rate, plus the current applicable margin.

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

During the second quarter of 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation under the previously outstanding 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $1.276 billion as of November 2, 2014, and is now converting a portion of our variable rate debt obligation under the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a fixed rate of 0.604%, plus the current applicable margin.

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

7 3/8% Senior Notes Due 2020

On May 6, 2010, we issued $600 million principal amount of 7 3/8% senior notes due May 15, 2020. On March 24, 2014, in connection with the amendment and restatement of our senior secured credit facilities discussed above in the section entitled “2014 Senior Secured Credit Facilities,” we redeemed all of our outstanding 7 3/8% senior notes and, pursuant to the indenture under which the notes were issued, paid a “make whole” premium of $68 million to the holders of the notes. We also recorded costs of $14 million to write-off previously capitalized debt issuance costs associated with these notes.

As of November 2, 2014, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

Please refer to Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 2, 2014. During the thirty-nine weeks ended November 2, 2014, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 2, 2014.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of November 2, 2014 include cash and cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap and interest rate cap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of November 2, 2014. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at November 2, 2014, the effect of a 10 basis point increase in short-term interest rates on our interest income would be approximately $400 thousand annually. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap and interest rate cap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of November 2, 2014, after taking into account the effect of our interest rate swap and interest rate cap agreements that were in effect at such date, approximately 70% of our long-term debt was at a fixed or capped rate, with the remainder at variable rates. Given our debt position at November 2, 2014, the effect of a 10 basis point increase in interest rates on our interest expense would be less than $700 thousand annually. Such amount excludes any impact from our United States dollar-denominated Term Loan B facility, which would currently not be impacted by a 10 basis point increase in interest rates due to its adjusted Eurocurrency rate floor of 0.75%. Please refer to Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion of our new credit facilities and interest rate swap and interest rate cap agreements.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components, which expose us to significant foreign exchange risk. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Brazilian Real, the Japanese Yen, the Korean Won, the British Pound, the Canadian dollar, the Mexican Peso, the Indian Rupee, the Russian Ruble and the Chinese Yuan, will have a negative impact on our results of operations. Our Calvin Klein and Tommy Hilfiger businesses purchase the majority of the products that they sell in United States dollars, which exposes the international operations of each of these businesses to foreign exchange risk as the United States dollar fluctuates. To help manage these exposures, we currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 2, 2014 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of November 2, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 4, 2014
August 31, 2014	207	$109.65	—	—
September 1, 2014
October 5, 2014	1,479	120.66	—	—
October 6, 2014
November 2, 2014	137	120.33	—	—
Total	1,823	$119.39	—	—

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the third quarter of 2014 principally in connection with the settlement of vested restricted stock units and restricted stock to satisfy tax withholding requirements.

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

3.8	By-Laws of PVH Corp., as amended through February 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2012).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2011).

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

PVH CORP.
Registrant

Dated:	December 11, 2014	/s/ Bruce Goldstein
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