Form 10-K
period 2015-02-01
PVH CORP. /DE/
filed 2015-04-01
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2015
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
(do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on August 3, 2014 (the last business day of the registrant’s most recently completed second quarter) was $8,873,223,505.
Number of shares of Common Stock outstanding as of March 17, 2015: 82,527,092
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2015	Part III

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

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2014 year commenced on February 3, 2014 and ended on February 1, 2015; 2013 commenced on February 4, 2013 and ended on February 2, 2014; and 2012 commenced on January 30, 2012 and ended on February 3, 2013.

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

References to the brand names Calvin Klein Collection, Calvin Klein (platinum label), Calvin Klein (white label), Calvin Klein Jeans, Calvin Klein Underwear, Tommy Hilfiger, Hilfiger Denim, Hilfiger Collection, Tommy Hilfiger Tailored, Van Heusen, IZOD, ARROW, Warner’s, Olga, Eagle, Speedo, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, MICHAEL Michael Kors, Michael Kors Collection, Chaps, Donald J. Trump Signature Collection, DKNY, Nautica, Ted Baker, J. Garcia, Claiborne, Ike Behar and Ryan Seacrest, and to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

Company Overview

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including the global designer lifestyle brands Calvin Klein and Tommy Hilfiger, as well as Van Heusen, IZOD, ARROW, Warner’s, Olga and Eagle, which are owned brands, and Speedo, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, MICHAEL Michael Kors, Michael Kors Collection, Chaps, Donald J. Trump Signature Collection, DKNY, Nautica, Ted Baker, J. Garcia, Claiborne, Ike Behar, Jones New York and Ryan Seacrest, which are licensed, as well as various other licensed and private label brands. In addition, through the end of the third quarter of 2013, we owned and operated businesses under the G.H. Bass & Co. and Bass trademarks. We design and market branded dress shirts, neckwear, sportswear, jeanswear, intimate apparel, swim products and, to a lesser extent, handbags, footwear and other related products. Additionally, we license our owned brands over a broad range of products. We market our brands globally at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference, distribution channel or geographic region. During 2014, our directly operated businesses in North America consisted principally of wholesale dress shirts, neckwear and underwear sales under our owned and licensed brands; wholesale men’s sportswear sales under our Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD and ARROW brands; wholesale men’s and women’s jeanswear and underwear sales under our Calvin Klein brand; wholesale women’s intimate apparel sales under our Warner’s and Olga brands; wholesale swimwear, fitness apparel, swim accessories and related product sales under the Speedo brand; and the operation of retail stores, principally in premium outlet centers, under our Calvin Klein, Tommy Hilfiger, Van Heusen and IZOD brands and, through the end of the third quarter of 2013, the G.H. Bass & Co. and Bass brands. During 2014, our directly operated businesses outside of North America consisted principally of our Tommy Hilfiger International wholesale and retail businesses in Europe and Japan; our Calvin Klein wholesale and retail businesses in Europe, Asia and Latin America; and our wholesale Calvin Klein Collection business in Europe. Our licensing activities principally related to the licensing worldwide of our Calvin Klein and Tommy Hilfiger trademarks for a broad range of lifestyle products and for specific geographic regions.

On February 13, 2013, we acquired Warnaco, which followed our transformational acquisitions of Calvin Klein in 2003 and Tommy Hilfiger in 2010, and reinforced our strategy to assume more direct control over various licensed businesses where we believe we can leverage our core competencies and drive the Calvin Klein brand’s reach globally. Prior to the acquisition, Warnaco was our largest Calvin Klein licensee. The Warnaco acquisition provided us with direct global control of the brand image and commercial operations for the two largest Calvin Klein apparel categories - jeanswear and underwear. With these categories under our ownership, our teams are focused on unifying our brand messaging for a more consistent customer experience across regions and product lines. In conjunction with this, we invested in our people, products, infrastructure, supply chain and distribution. We believe that these steps will strengthen Calvin Klein’s image, positioning and execution across all markets to drive sustainable global growth. The Warnaco acquisition also provided a broader global platform for both the Calvin Klein and Tommy Hilfiger businesses and has enabled us to continue to transform from a primarily North American multi-brand business with strong European Tommy Hilfiger operations, to a more diversified, global organization. We intend to take advantage of our and Warnaco’s complementary geographic operations; the former Warnaco operations in Asia and Brazil should enhance our opportunities in those regions, and we have the opportunity to leverage our expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein Jeans and Calvin Klein Underwear businesses in those regions. The acquisition also added the Speedo, Warner’s and Olga brands to our Heritage Brands portfolio, which are complementary to our existing offerings, given their leading market share positions within their respective industries and healthy cash flows. With a diversified brand portfolio and operations in every major consumer market around the world, we believe the acquisition makes our business better balanced across geographies, channels of distribution, product categories and price points, and creates opportunity to realize revenue growth and enhanced profitability over the long term.

We aggregate our segments into three main businesses: (i) Calvin Klein, which consists of the Calvin Klein North America and Calvin Klein International segments, (ii) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments and (iii) Heritage Brands, which consists of the Heritage Brands Wholesale and Heritage Brands Retail segments. Note 19, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income before interest and taxes and assets related to each segment, as well as information regarding our revenue generated from foreign and domestic sources, and the geographic locations where our long-lived assets are held.

Our revenue reached a record $8.241 billion in 2014, approximately 45% of which was generated internationally. Our global designer lifestyle brands, Calvin Klein and Tommy Hilfiger, together generated over 75% of our revenue during 2014.

We sold substantially all of the assets of our Bass business on November 4, 2013 and announced in January 2015 that we will exit our Izod retail business during 2015.

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

Calvin Klein Business Overview

We believe Calvin Klein is one of the best known designer names in the world. In order to more efficiently and effectively exploit the development opportunities for Calvin Klein, a tiered-brand strategy was established to provide a focused, consistent approach to global brand growth and development. Each of the Calvin Klein brands occupies a distinct marketing identity and position that preserves the brand’s premium positioning and image, while also allowing us to market products both domestically and internationally, at a variety of price points and to various consumer groups. The Calvin Klein brands are as follows:

•
Calvin Klein Collection — our “halo” brand, under which men’s and women’s high-end designer apparel and accessories, as well as items for the home, are sold through the wholesale channel across the globe and through flagship stores in Asia and our own Calvin Klein Collection retail flagship store on Madison Avenue in New York City;

•
Calvin Klein (platinum label) — our “bridge” brand, formerly known as ck Calvin Klein, was rebranded in 2013 in order to unify the Calvin Klein brands under one umbrella. This line offers apparel and accessories, which are sold in the wholesale channel through specialty and department stores in various regions, as well as in free-standing stores in Asia;

•
Calvin Klein (white label) — our “better” brand includes offerings such as men’s sportswear and dress furnishings, men’s and women’s outerwear, fragrance, accessories, footwear, performance apparel, women’s sportswear, dresses and handbags and items for the home. Distribution is primarily in North America through department stores and free-standing stores;

•
Calvin Klein Jeans — offerings under this label include men’s and women’s jeans and related apparel, which are distributed worldwide, and denim accessories, which are distributed in Europe and Asia; and

•	Calvin Klein Underwear — offerings under this label include men’s and women’s underwear, sleepwear and loungewear, which are distributed worldwide.

Calvin Klein oversees the design and development of all products sold under the Calvin Klein brands, as well as worldwide marketing, advertising and promotional programs for the brands. We believe that maintaining control over design and advertising through Calvin Klein’s dedicated in-house teams plays a key role in the continued strength of the brands. In 2014, over $400 million was spent globally in connection with the advertising, marketing and promotion of the Calvin Klein brands and these expenses were principally funded by Calvin Klein’s licensees and other authorized users of the brands.

Through our Calvin Klein North America and Calvin Klein International segments, we sell Calvin Klein products in a variety of distribution channels, as discussed below:

•
Calvin Klein Wholesale — We operate wholesale businesses, as mentioned above, through which we distribute and sell Calvin Klein products to third party retailers and distributors (in brick and mortar stores and online through e-commerce sites). Given the various price points at which products under the various Calvin Klein brands are sold, we have a range of wholesale customers. For example, within North America, our Calvin Klein white label men’s dress shirts, neckwear and sportswear are marketed at better price points and are distributed principally in better fashion department and specialty stores, including Macy’s, Inc. and Macys.com. Our Calvin Klein Collection and Calvin Klein platinum label dress shirts are sold into the more limited channels of luxury or premier department and specialty stores (in stores and online), as well as through free-standing stores. Our Calvin Klein Jeans and Calvin Klein Underwear businesses primarily distribute products through department stores, chain stores, Company-operated retail stores, shop-in-shop/concession locations and stores operated under retail licenses and/or distributor agreements and through e-commerce sites operated by key department store customers and pure play e-commerce retailers.

•
Calvin Klein Retail — We operate retail businesses in North America, Europe, Asia and Latin America. Our Calvin Klein stores in the United States and Canada are located primarily in premium outlet centers and offer men’s and women’s apparel and other Calvin Klein white label products to communicate the Calvin Klein lifestyle. We also operate full-price and outlet stores and shop-in-shop/concession shops in Europe, Asia, Mexico and Brazil where we offer Calvin Klein Jeans and Calvin Klein Underwear products. Across our regional businesses, Calvin Klein products are also sold through our company-operated e-commerce sites.

•
Calvin Klein Collection — We market the Calvin Klein Collection brand high-end men’s and women’s apparel and accessories collections through our Calvin Klein Collection flagship store located in New York City, our Calvin Klein

Collection wholesale business in the United States and Europe and online through calvinklein.com and other high-end websites such as netaporter.com.

•
Licensing — We maintain licensing and similar arrangements globally for use of the Calvin Klein brands in connection with a broad array of products, including women’s dresses and suits, men’s tailored clothing, women’s sportswear and performance apparel, golf apparel, fragrances, cosmetics, eyewear, hosiery, socks, footwear, jewelry, watches, outerwear, handbags, small leather goods and home furnishings. In these arrangements, Calvin Klein combines its design, marketing and branding skills with the specific manufacturing, distribution and geographic capabilities of its licensing and other partners to develop, market and distribute these goods. Calvin Klein has approximately 65 licensing and other arrangements across the Calvin Klein brands. The arrangements generally are exclusive to a territory or product category. Additionally, we formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in 2013, in which we own a 50% economic interest. The joint venture licenses through a subsidiary the rights to distribute and sell Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. In 2014, we contributed to the joint venture our subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand and, in connection with this contribution, these subsidiaries were deconsolidated. As part of the Warnaco acquisition, we acquired a 51% interest in a joint venture in India, which licenses the rights to the Calvin Klein trademarks in India. During the first quarter of 2014, our joint venture partners’ interests were sold to a new shareholder and, as a result of the entry into a shareholder agreement with different governing arrangements as compared to the arrangements with the prior minority shareholders, we were deemed to no longer hold a controlling interest in the joint venture. As a result, the joint venture was deconsolidated.

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

G-III Apparel Group, Ltd.
Men’s and women’s coats, swimwear and luggage and women’s suits, dresses, sportswear, active performancewear, handbags and small leather goods (United States, Canada and Mexico with some distribution for certain lines in Europe and elsewhere)

Jimlar Corporation / LF USA, Inc.	Men’s, women’s and children’s footwear (United States, Canada, Mexico and certain other jurisdictions for several Calvin Klein brands and worldwide for Calvin Klein Collection and Calvin Klein Jeans)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

McGregor Industries, Inc. / American Essentials, Inc.	Men’s and women’s socks and women’s tights (United States, Canada, Mexico, Central and South America, Europe, Middle East and Asia, excluding Japan)

Onward Kashiyama Co. Ltd.	Men’s and women’s platinum label apparel and women’s platinum label handbags (Japan)

Peerless Delaware, Inc.	Men’s tailored clothing (United States, Canada and Mexico)

The results of our Calvin Klein wholesale, retail and licensing activities in the United States, Canada and Mexico are reported in our Calvin Klein North America segment, and wholesale, retail and licensing activities outside of North America are reported in our Calvin Klein International segment.

Tommy Hilfiger Business Overview

We believe Tommy Hilfiger is one of the world’s leading designer lifestyle brands. The Tommy Hilfiger brand celebrates the essence of “classic American cool” style, featuring preppy with a twist designs. Founded in 1985, Tommy Hilfiger delivers premium styling, quality and value to consumers worldwide. Tommy Hilfiger markets its products under several brands in order to fully capitalize on its global appeal, as each brand varies in terms of price point, demographic target and distribution. Brands include the Tommy Hilfiger and Hilfiger Denim brands, with a breadth of collections including Hilfiger Collection, Tommy Hilfiger Tailored, men’s, women’s and children’s sportswear, denim, accessories and footwear. In addition, the brand is licensed for a range of products, including fragrances, eyewear, watches and home furnishings.

Tommy Hilfiger’s brand portfolio (which we refer to collectively as the Tommy Hilfiger brands) includes:

•
Tommy Hilfiger — Our core line, which embodies the brand’s “classic American cool” spirit and “preppy with a twist” designs and focuses on a 25 to 40 year-old consumer. Products are sold domestically and internationally through our own retail stores (specialty stores and outlet stores), through the wholesale channel and through our e-commerce websites.

•
Hilfiger Denim — This line is inspired by American denim classics with a modern edge that is more casual than the Tommy Hilfiger label. Targeting the 18 to 30 year-old denim-oriented consumer, the line focuses on premium denim separates, footwear, bags, accessories, eyewear and fragrance. Products are primarily sold outside North America and can be purchased in our own retail stores, through the wholesale channel and through our e-commerce websites.

•
Hilfiger Collection — This line is the pinnacle of the Tommy Hilfiger product offering and features its most directional styles for women, blending the brand’s Americana heritage with contemporary influences. The collection includes designs that premiere on the runway during New York Fashion Week, in addition to accessibly priced pre-collections. Hilfiger Collection is manufactured in Italy with luxurious premium quality textiles, and is available globally at select Tommy Hilfiger stores and wholesale partners, and through our e-commerce websites.

•
Tommy Hilfiger Tailored — This line integrates a sharp, sophisticated style with the brand’s American menswear heritage. From structured suiting to casual weekend wear, classics are modernized with precision fit, premium fabrics, updated cuts, rich colors and luxe details executed with the brand’s signature twist. Tommy Hilfiger Tailored is available globally at select Tommy Hilfiger stores and wholesale partners, and through our e-commerce websites.

The brand’s global awareness has been achieved through consistent implementation of a global marketing and communications strategy, continued product enhancements and an improved in-store experience. We continue to make significant investments in global advertising and integrated marketing programs, spending over $150 million on global marketing and communications efforts in 2014. We continue to focus on elevating our products, reaching existing and new consumers with our eclectic “Hilfiger family” global advertising campaigns and investing in innovative in-store experiences to drive the brand globally. Digital marketing is a particular focus area and is receiving notable recognition, as evidenced by Tommy Hilfiger’s #8 ranking on the 2014 L2 Digital IQ Index: Fashion.

Through our Tommy Hilfiger North America and Tommy Hilfiger International segments, we sell Tommy Hilfiger products in a variety of distribution channels, including:

•
Wholesale — The Tommy Hilfiger wholesale business consists of the distribution and sale of products in North America and Europe under the Tommy Hilfiger brands to third party retailers (in stores and online) and distributors. The European retail customers range from large department stores to small independent stores. Tommy Hilfiger has, since 2008, made the majority of its North American wholesale sales to Macy’s, which is currently the exclusive department store retailer for Tommy Hilfiger men’s and women’s sportswear in the United States. Tommy Hilfiger also has a wholesale men’s and women’s sportswear, dress furnishings and accessories business in Canada with Hudson’s Bay Company, Canada’s leading department store.

•
Retail — The Tommy Hilfiger retail business principally consists of the distribution and sale of Tommy Hilfiger products in North America, Europe and Japan through company-operated full-price specialty and outlet stores, as well as through company-operated e-commerce sites. Tommy Hilfiger specialty stores consist of flagship stores, which are generally larger stores situated in high-profile locations in major cities and are intended to enhance local exposure of the brand, and anchor stores, which are located on high-traffic retail streets and in malls in secondary cities and are intended to provide incremental revenue and profitability. Company (outlet) stores in North America are primarily located in premium outlet centers and carry specially designed merchandise that is sold at a lower price point than merchandise sold in our specialty stores. Company (outlet) stores operated by Tommy Hilfiger in Europe and Japan are used primarily to clear excess inventory from previous seasons at discounted prices and, to a lesser extent, carry specially designed merchandise.

•
Licensing — We license the Tommy Hilfiger brands to third parties both for specific product categories and in certain geographic regions, and generally on an exclusive basis. Tommy Hilfiger has over 25 license agreements. Tommy Hilfiger products are also sold through joint ventures in which we are a partner in China, India and Brazil, and, beginning in 2015, Australia, and by third party distributors, licensees and franchisees in Europe, Southeast Asia, Australia, Central and South America and the Caribbean. In 2010, we formed a joint venture in China in which we own a 45% economic interest. The joint venture assumed direct control of the licensed Tommy Hilfiger wholesale and retail distribution business in China from the prior licensee in August 2011. In September 2011, we acquired the perpetually licensed rights to the Tommy Hilfiger trademarks in India from GVM International Limited (“GVM”) and acquired from affiliates of GVM a 50% economic interest in a company that was renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India was GVM’s sublicensee of the Tommy Hilfiger trademarks for apparel, footwear and handbags in India. As a result of the transaction, TH India is now the direct licensee of the trademarks for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license and sublicenses the trademarks for certain other product categories in the region. In November 2012, we formed, with an experienced local partner, a joint venture in Brazil in which we own a 40% economic interest. The joint venture holds an exclusive license for the Tommy Hilfiger brand in Brazil that became effective in January 2013. Most recently, subsequent to the end of 2014, we completed a transaction whereby the Tommy Hilfiger businesses in Australia (which had previously been licensed to a third party) were added to our existing joint venture in Australia (which previously only licensed the Calvin Klein brand).

Tommy Hilfiger’s key licensing partners, and the products and territories licensed, include:

Licensing Partner	Product Category and Territory

American Sportswear S.A.	Men’s, women’s and children’s sportswear, accessories and Hilfiger Denim distribution (Central America and South America (excluding Brazil))

Aramis, Inc.	Fragrance, cosmetics, skincare products and toiletries (worldwide)

BASECO SA DE CV	Men’s, women’s and children’s sportswear, accessories (excluding footwear), Hilfiger Denim distribution (Mexico)

Dobotex International B.V.	Men’s, women’s and children’s socks (Europe)

F&T Apparel LLC	Boys’ and girls’ apparel (United States, Canada, Puerto Rico and Guam (Macy’s stores only))

G-III Apparel Group, Ltd.	Men’s, women’s and juniors’ outerwear and luggage (United States and Canada)

GBG USA Inc.	Bedding, bath, tabletop décor and decorative accessories (United States, Canada and Mexico)

Marcraft Clothes, Inc.	Men’s tailored clothing (United States and Canada)

MBF Holdings LLC	Men’s and women’s footwear (United States and Canada)

Movado Group, Inc. & Swissam Products, Ltd.	Men’s and women’s watches and jewelry (worldwide, excluding Japan (except certain customers))

Safilo Group S.P.A.	Men’s, women’s and children’s eyeglasses and non-ophthalmic sunglasses (worldwide, excluding India)

SK Networks Co., Ltd.	Men’s, women’s and children’s sportswear and Hilfiger Denim distribution (South Korea)

Swank, Inc.	Men’s belts and small leather goods (United States, Canada and Mexico)

Tommy Hilfiger Asia-Pacific, Ltd.	Men’s, women’s and children’s sportswear and Hilfiger Denim distribution (Hong Kong, Macau, Malaysia, Singapore and Taiwan)

The results of our Tommy Hilfiger wholesale, retail and licensing activities in the United States and Canada are reported in our Tommy Hilfiger North America segment, whereas all other wholesale, retail and licensing activities are reported in our Tommy Hilfiger International segment.

Heritage Brands Business Overview

Our Heritage Brands business encompasses the design, sourcing and marketing of a varied selection of branded dress shirts, neckwear, sportswear, swim products, men’s underwear and women’s intimate apparel, as well as the licensing of our Van Heusen, IZOD, ARROW, Warner’s and Olga brands for an assortment of products. The Heritage Brands business also includes private label dress furnishings programs, particularly neckwear programs. We design, source and market substantially all of these products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. We distribute our Heritage Brands products at wholesale in national and regional department, chain, specialty, mass market, club, off-price and independent stores in the United States, Canada and Mexico (in stores and online). Our men’s wholesale business represents our core business. As a complement to our wholesale business, we also market products directly to consumers through our Van Heusen and IZOD retail stores, principally located in outlet centers throughout the United States and Canada. In January 2015, we announced that we intend to close our IZOD retail stores by the end of 2015. The closure of the Izod retail business is not expected to impact our Izod wholesale business. In addition, through the end of the third quarter 2013, our Heritage Brands business included the ownership and operation of businesses under the G.H. Bass & Co. and Bass trademarks. The sale of substantially all of the assets of the Bass business closed on November 4, 2013, the first day of our 2013 fourth quarter.

Heritage Brands Wholesale.  Our Heritage Brands Wholesale segment principally consists of:

•
The design and marketing of men’s dress shirts and neckwear primarily to department, chain and specialty stores, mass market stores, club and off-price stores. We market both dress shirts and neckwear under brands including Van Heusen, ARROW, IZOD, Eagle, Sean John, Donald J. Trump Signature Collection, Kenneth Cole New York, Kenneth Cole Reaction, DKNY, J. Garcia, Ike Behar, MICHAEL Michael Kors and Michael Kors Collection. We also market dress shirts under the Geoffrey Beene, Chaps and Ryan Seacrest brands and neckwear under the Nautica, Ted Baker and Claiborne brands, among others. We also offer private label dress shirt and neckwear programs to retailers, primarily national department and mass market stores. Collectively, our product offerings represent a sizeable portion of the domestic dress furnishings market. Van Heusen, Chaps, ARROW and Geoffrey Beene were the first, second, third and fourth best selling national brand dress shirts, respectively, in United States department and chain stores in 2014.

We license certain of the brands under which we sell dress shirts and neckwear. The following table provides information with respect to the expiration of the licenses for the more significant brands (as determined based on 2014 sales volume):

Brand Name	Licensor	Expiration
Geoffrey Beene	Geoffrey Beene, LLC	December 31, 2021, with a right of renewal (subject to certain conditions) through December 31, 2028

Kenneth Cole New York and Kenneth Cole Reaction	Kenneth Cole Productions (Lic), Inc.	December 31, 2019

Chaps	The Polo/Lauren Company, LP and PRL USA, Inc.	March 31, 2017

MICHAEL Michael Kors	Michael Kors, LLC	January 31, 2016

•
The design and marketing of sportswear, including men’s knit and woven sport shirts, sweaters, bottoms, swimwear and outerwear, at wholesale, primarily under the IZOD, Van Heusen and ARROW brands primarily to department, chain, specialty, mass market, club and off-price stores. Van Heusen and IZOD were the first and second best selling national brand men’s woven sport shirts, respectively, and ARROW was the second best selling national brand men’s knit shirt in United States department and chain stores in 2014.

•
The design and marketing of certain men’s, women’s and children’s swimwear, sportswear and related products under the Speedo trademark, a premier aquatic brand, exclusively in North America and the Caribbean under a perpetual license with Speedo International Limited, which license we acquired as part of the Warnaco acquisition. Speedo products include swimwear and accessories for the performance, fitness and active recreational consumers. These products include swim goggles, water-based fitness products, electronics and other swim and fitness-related products for adults and children, and are distributed through sporting goods stores, team dealers, swim clubs, off-price stores, catalog retailers and e-commerce, including Speedo’s own website.

•
The design and marketing of women’s intimate apparel under the Warner’s and Olga brands. Warner’s and Olga women’s intimate apparel is primarily distributed in the United States, Canada and Mexico through various distribution channels, including department, chain, mass market, club and off-price stores. Warner’s was the second best selling average figure brand in United States department and chain stores in 2014 and has the largest market share for wire-free bras. Warner’s experienced particularly strong results in 2014, with all five of its bra launches ranking within the top ten launches for the year.

Heritage Brands Retail.  Our Heritage Brands Retail segment currently consists of the operation of stores under the Van Heusen and IZOD names, primarily in outlet centers throughout the United States and Canada. Our Van Heusen stores offer men’s dress shirts, neckwear and underwear, men’s and women’s suit separates, men’s and women’s sportswear, including woven and knit shirts, sweaters, bottoms and outerwear, and men’s and women’s accessories. We announced in January 2015 that we will close our Izod retail stores as discussed above. Our Izod retail business represented approximately 7% of Heritage Brands sales in 2014.

Licensing.  We license our heritage brands globally for a broad range of products through approximately 35 domestic and 45 international license agreements covering approximately 165 territories combined. We believe that licensing provides us with a relatively stable flow of revenues with high margins and extends and strengthens our brands.

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

Subsequent to the end of 2014, we completed a transaction whereby the Van Heusen business in Australia (which had previously been licensed to a third party) was sold (and the existing licensee assigned) to our joint venture in Australia at the same time as Tommy Hilfiger was licensed, and certain assets of the existing Tommy Hilfiger business were sold, to the joint venture. The joint venture only licensed Calvin Klein before then.

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

Fashion Company S.A.	Van Heusen men’s dress furnishings, tailored clothing, sportswear and accessories; IZOD men’s and women’s sportswear and accessories (Chile and Peru)

Intradeco Apparel, Inc.	ARROW, IZOD, and Van Heusen men’s and boys’ sleepwear and loungewear (United States and Canada)

Madura Garments	Van Heusen men’s and women’s dresswear, sportswear and accessories (India and Middle East)

Manufacturas Interamericana S.A.	ARROW men’s and women’s dresswear, sportswear and accessories (Chile, Peru, Argentina and Uruguay)

Peerless Delaware, Inc.	Van Heusen and IZOD men’s tailored clothing (United States, Canada and Mexico)

Thanulux Public Company, Ltd.	ARROW men’s dress furnishings, tailored clothing, sportswear and accessories; ARROW women’s dresswear and sportswear (Thailand, Myanmar, Laos, Cambodia and Vietnam)

Van Dale Industries, Inc.	IZOD women’s intimates and sleepwear; Warner’s and Olga women’s shapewear, sleepwear, loungewear and athletic wear (United States and Canada)

Our Business Strategy

PVH has a long history of financial growth and operational excellence. Our management team has grown the business to over $8 billion in revenues in 2014, and we are one of largest apparel companies in the world. We see opportunity for significant growth as we employ our strategic initiatives across our organization. Our global growth strategies include:

•	Realizing the long-term Calvin Klein, Tommy Hilfiger and Heritage Brands revenue opportunities;

•	Investing in global platforms and operations to support global growth;

•	Capturing the digital opportunity, as we focus on growing our sales across all platforms;

•	Expanding our brands’ presence in Asia and Latin America;

•	Optimizing our global supply chain to support and drive strategic brand initiatives;

•	Investing in and developing our global talent; and

•	Acquiring licensed businesses where and when we believe that we can leverage our core competencies to operate the business.

Calvin Klein Business

We believe significant growth opportunities exist to drive Calvin Klein global retail sales further over time, which include:

Brand Management. Given our wide distribution across geographies and distribution channels, we are focused on maintaining brand consistency. We seek to ensure that our products, quality and distribution reflect Calvin Klein’s premium designer status worldwide. To that extent, we are continually investing in elevating the brand and enhancing product offerings to provide value to consumers. We also support our product lines with 360○ marketing and communications campaigns (featuring traditional, as well as social and digital media), which are designed to engage consumers, drive brand awareness and encourage consumers to purchase our products.

Strategic Repositioning of the European Business. Europe is the lowest performing region for Calvin Klein, and we are committed to improving margins and generating healthier and more profitable sales. The largest Calvin Klein product offerings in the region include Calvin Klein Underwear, which is performing well, and Calvin Klein Jeans, which is underperforming. We are focused on enhancing our jeanswear product, investing in quality, styling and fits, to address this underperformance. We are also investing in shop-in-shops and retail stores to elevate the in-store shopping experience for the Calvin Klein consumer, while also significantly reducing the brand’s distribution in the off-price and club channel. Over time, our objective is to enhance the overall brand image in Europe and leverage the strength of Calvin Klein Underwear to generate sales in jeanswear and other categories. To support these initiatives, we have launched marketing campaigns as discussed above.

Category expansion. We have identified several categories where we believe that Calvin Klein is underpenetrated. These categories include:

•
Apparel — Outside of North America, our Calvin Klein apparel assortments are underpenetrated compared to our Tommy Hilfiger offerings. We believe that we can grow our non-domestic apparel sales, given our strong brand positioning and proven success in other brand offerings. We believe that jeanswear, womenswear and men’s tailored offerings represent significant opportunities, both in North America and internationally.

•
Accessories — We see opportunity to grow our handbag, small leather goods and accessories offerings across our geographies. In North America, we are opening free-standing Calvin Klein accessories outlet stores, based on encouraging performance in the category. We are also introducing and developing the accessories category in Asia, Europe and Latin America.

•
Women’s Intimates — We believe that we can further expand and improve the performance of our women’s intimates assortments, particularly as we leverage our strong positioning and brand awareness in men’s underwear. To that extent, we have been focused on improving our designs, detailing and quality. Fit has been another key focus area, and we are adding extended women’s sizing and tailoring products to accommodate different regional markets. As we make these changes, we also continue to advance our sourcing capabilities, including taking a more regionalized approach, reducing lead times to allow us to respond to customer purchasing patterns and improving speed-to-market for our core and replenishment categories. We have been pleased with performance of several recent global launches, including Modern Cotton and Perfectly Fit.

Channel mix. We believe that the Calvin Klein brand has healthy growth ahead of it. We see the potential for growth across many of our key channels of distribution, including:

•
E-commerce — Across all of our geographies, we seek to grow our e-commerce sales within our directly operated sites, as well as those operated by key customers. Accordingly, we have been making significant investments to enhance the functionality, technology and navigation of our e-commerce sites. We are also investing to expand the number of countries to which we ship. To accommodate this growth, we have invested in expanding our supply chain and logistics capabilities.

•
Retail expansion — We see room for square footage growth across most of our geographies. We see the largest potential to open additional retail locations in Asia, Latin America, Mexico and, to a lesser extent, Europe, the United States and Canada.

•	Wholesale expansion — We believe that we can continue to gain market share and expand our floor space across our key markets.

•
Travel retail — Travel retail locations, which are located in major airports across the world, are an important component of Calvin Klein’s growth. We see the largest opportunity to open additional travel retail locations in Asia and Latin America.

Tommy Hilfiger Business

Since Tommy Hilfiger has been under our ownership, the brand’s growth and performance has exceeded our expectations. We believe that we can further grow Tommy Hilfiger through a number of product and regional initiatives which include:

Brand Management. Given our wide distribution across geographies and distribution channels, we are focused on maintaining brand consistency. We seek to ensure that our products, quality and distribution reflect Tommy Hilfiger’s premium designer status worldwide. To that extent, we are continually elevating our product offerings to provide value to our consumers. These enhancements have resulted in growth in sales and improved profitability in 2014 in our European and North American businesses. Additionally, we support our product lines with compelling 360○ marketing and communications campaigns, which are focused on engaging consumers, driving brand awareness and encouraging consumers to purchase our products.

Category expansion. We have identified several categories where we believe that Tommy Hilfiger is underpenetrated. These categories include:

•
Men’s tailored clothing — We acquired the European men’s tailored license in 2012. We believe that we can grow this business as we leverage our core competencies in dress furnishings and tailored apparel.

•
Underwear — We see significant room to grow the Tommy Hilfiger underwear business as we leverage our Calvin Klein Underwear expertise with regards to fit, styling, sourcing and fabrics. Emphasizing our ongoing support for the underwear and tailored categories, in December 2014, Tommy Hilfiger announced that internationally renowned tennis star Rafael Nadal will appear as the global brand ambassador for the Tommy Hilfiger underwear and Tommy Hilfiger Tailored collections beginning in Fall 2015.

•
Women’s apparel and accessories —We believe that we can grow our womenswear assortments, particularly in Asia, our least penetrated market. Across the world, our women’s offerings are notably underpenetrated compared to the industry standard of approximately 60%-65%. Throughout 2014, we undertook several efforts to raise awareness of and grow this business, which were successful, including the expansion of the Hilfiger Collection wholesale strategy, introduction of a capsule collection with actress Zooey Deschanel and our partnership with Alexa Chung, a model, author and TV personality who is widely known throughout the fashion community.

Channel mix. We believe that the Tommy Hilfiger brand has healthy growth ahead of it. We see the potential for growth across many of our key channels of distribution, including:

•
E-commerce — Across all of our geographies, we seek to grow our e-commerce sales within our directly operated sites, as well as those operated by key customers. Accordingly, we have been making significant investments to enhance the functionality, technology and user experience across our e-commerce sites. We are also investing to expand the number of countries to which we ship.

•
Retail expansion — We see room for square footage growth across most of our geographies. We see the largest potential to open additional retail locations in the Middle East and Africa, along with France and the United Kingdom and continued growth in Northern Europe and North America. In addition, we operate concession businesses in key department stores in Japan and see opportunities to secure additional key locations to expand our presence and elevate the brand.

•
Wholesale expansion — We believe that we can continue to gain market share and expand floor space across key markets and enhance the brand’s distribution of elevated product categories, including Hilfiger Collection and Tommy Hilfiger Tailored.

•
Growing our licensed operations — Our licensed operations in Latin America (particularly Brazil) and Asia Pacific (including China, India, Southeast Asia and Australia) represent a significant growth opportunity for us. We believe there are ample opportunities for additional licensee, franchisee and distributor locations.

Heritage Brands Business

Our Heritage Brands business is an important complement to our global designer brand businesses. We believe that this business can continue to grow and generate healthy cash flows as we implement our key strategic initiatives, which include:

Brand Management. Across our Heritage Brands portfolio, we are committed to designing and marketing quality, trend-right products that offer great value to our customers. To help communicate our brand messaging to consumers, we invest in our brands through marketing, advertising and in-store point of sale material. We believe that these marketing techniques drive traffic and enhance the image and desirability of our brands.

Leveraging and enhancing each division’s positioning in the market. This includes:

•
Dress Furnishings —  We operate the world’s largest dress shirt and neckwear business. We are focused on maintaining and expanding our positioning as we introduce innovative new styles and designs. Across our businesses, we are continually evaluating new brand licensing opportunities, which will allow us to leverage our strong established platforms in the dress furnishings category.

•
Sportswear — Across our sportswear offerings, we are focused on elevating our products through quality, detailing and fashion. Brand specific initiatives exist as well. For IZOD, we seek to expand our offerings at Kohl’s Corporation, grow our golf business and continue to invest in in-store branding and new shop presentations. For Van Heusen and ARROW, we are focused on strengthening our position in the mid-tier department stores, reinforcing the value equation for each brand and growing through cross-channel expansion.

•
Core Intimates — We see a healthy path of growth for Warner’s and Olga. Within our existing wholesale presentations, we have been investing in enhanced fixtures, signage and additional marketing support. These investments have led to improved sell-throughs, as they have helped elevate our brand perception with consumers and showcase our products more effectively. We also believe that we can expand our distribution, particularly within the mass channel and throughout Mexico (primarily across mass retailers).

•
Swim —  Given Speedo’s strong reputation in the world of competitive swimming, we plan to continually innovate and extend our product offerings of swimwear and swim products. We also see potential to broaden the brand’s customer base and relevance beyond the competitive swimmer population to reach more general fitness and recreational consumers. We look to leverage opportunities around the 2016 Olympics to further fuel the business.

Channel mix. We believe that we can expand our distribution, particularly through:

•
E-commerce — E-commerce is a notable focus area, as we seek to increase our presence within the e-commerce sites operated by our key department store partners, through pure-play e-tailers and through our directly operated www.speedousa.com website. Through third party websites, we are focused on expanding our product offerings, raising their profile, and improving our sell-throughs. Within our directly operated Speedo USA website, we are focused on generating higher traffic, enhancing our technologies and improving website navigation.

•
Wholesale expansion — We believe that we can expand our penetration across key wholesale accounts by gaining market share, opening additional shop environments (including leveraging our recent launch of IZOD at Kohl’s and expanding ARROW across J.C. Penney Company, Inc. locations starting in Fall 2015) and expanding our product offerings.

International growth. We intend to expand the international distribution of our brands. To date, we have done so principally through licensing. We have approximately 45 international license agreements, covering approximately 165 territories outside of the United States, to use our heritage brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances. We also conduct international business directly, selling dress furnishings and sportswear products to department and specialty stores throughout Canada and operating a select few stores in Canada. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we believe we are underpenetrated, such as Europe, Asia and Latin America.

 Other Strategic Opportunities

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

Design

Our businesses depend on our ability to stimulate and respond to consumer tastes and demands, as well as on our ability to remain competitive in the areas of quality and delivering a compelling price value proposition.

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

Tommy Hilfiger seeks to reinforce the premium positioning of the Tommy Hilfiger brands by taking a coordinated and consistent worldwide approach to brand management. Products are adapted and executed on a regional basis in order to adjust for local or regional sizing, fits, weather, trends and demand. Tommy Hilfiger management believes that regional execution and adaptation helps it anticipate, identify and respond more readily to changing consumer demand, fashion trends and local tastes or preferences. It also reduces the importance of any one collection and enables the brand to appeal to a wider range of customers.

Product Sourcing

Our products were produced in over 1,300 factories and over 55 countries worldwide during 2014. With the exception of handmade and handfinished neckwear, which is made in our Los Angeles, California facility and accounted for less than 10% of our total quantity of neckwear sourced and produced, all of our products were produced by independent manufacturers located in foreign countries in Europe, the Far East, the Indian subcontinent, the Middle East, South America, the Caribbean, Central America and Africa. The manufacturers of our products are required to meet our quality, human rights, safety, environmental and cost requirements. No single supplier is critical to our production needs and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. We source finished products and raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production, and quantities are finalized at that time. We believe we are one of the largest users of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores.

Our global supply chain teams, offices and buying agents enable us to monitor the quality of the goods manufactured by, and the delivery performance of, our suppliers, and work with our global compliance teams to ensure the enforcement of human rights and labor standards through our ongoing extensive training, approval and monitoring system. Our purchases from our suppliers are effected through individual purchase orders specifying the price, quantity, delivery date and destination of the items to be produced. Sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made either to increase or reduce inventories. We look to establish long-term supplier relationships in the appropriate locations throughout the world for our needs and place our orders in a manner designed to limit the risk a disruption of production at any one facility could cause a serious inventory problem while maximizing the business opportunity.

Tommy Hilfiger is a party to a nonexclusive agreement with Li & Fung Trading Limited under which Li & Fung performs most of Tommy Hilfiger’s sourcing work. Under the terms of the agreement, Tommy Hilfiger is required to use Li & Fung for at least 54% of its sourced products, or otherwise pay a penalty. Our Tommy Hilfiger business uses other third party buying offices for a portion of its sourced products and has a small in-house sourcing team that places orders directly with suppliers.
We are continuing to develop strategies and make investments in skill sets, locations and systems that enhance our ability to provide our customers with timely product availability and delivery. These investments are focused at allowing us to reduce the cycle time between the design of products and the delivery of those products to our customers while increasing service levels, reducing inventory exposure and improving quality and consumer value. We believe the enhancement of our supply chain efficiencies and working capital management through the effective use of our distribution network and overall infrastructure will allow us to better control costs and provide improved service to our customers.
The global supply chain teams monitor and track the primary cost inputs to the finished product to ensure that we pay the most appropriate cost for our finished goods. As our supply chain shifts from a single destination focus to a global distribution network, we continue to assess our manufacturing footprint to ensure we have the best infrastructure to meet the future needs of our global wholesale and retail businesses.

We are committed to the health, safety and well-being of the workers throughout our supply chain and to the integrity of our products. We actively work to educate our associates and partners and improve factory conditions, as well as continue to invest in the communities where we do business.
Corporate social responsibility underpins how we operate and engage with all of our stakeholders - from business partners to factory workers and consumers. Our steadfast belief in doing the right thing has been part of our core values, even as we have experienced rapid growth over the last decade. As an industry leader, we recognize the great responsibility and opportunity to make positive impacts — from source to store — by striving to preserve the environment, empower people and support communities in which we work and live.

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

We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing inventory management. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, broad array of product availability and quick response capabilities. Certain of our products can be ordered at any time through our EDI replenishment systems. For customers who reorder these products, we generally ship these products within one to two days of order receipt. At the end of 2014 and 2013, our backlog of customer orders totaled $1.136 billion and $1.473 billion, respectively.

Our largest customers account for significant portions of our revenue. Sales to our five largest customers were 21.8% of our revenue in 2014, 20.8% of our revenue in 2013 and 18.7% of our revenue in 2012. No single customer accounted for more than 10% of our revenue in 2014, 2013 or 2012.

Advertising and Promotion

We market our brands and products to target distinct consumer demographics and lifestyles. Our marketing programs are an integral feature of our brands and their associated product offerings. Advertisements generally portray a lifestyle rather than a specific item. We intend for each of our brands to be a leader in its respective market segment, with strong consumer awareness and consumer loyalty. We believe that our brands are successful in their respective segments because we have strategically positioned each brand to target a distinct consumer demographic. We design and market our products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers and encourage consumer loyalty.

We advertise our brands through digital media, including our e-commerce platforms and social media outlets, in order to expand our reach to customers and enable us to provide timely information in an entertaining fashion to consumers about our products, special events, promotions and store locations. In addition, we advertise through print media (including fashion, entertainment/human interest, business, men’s, women’s and sports magazines and newspapers), on television and through outdoor signage, as well as participate in cooperative advertising programs with our retail partners.

We also advertise our brands through sport sponsorships and product tie-ins. Our Van Heusen Institute of Style is a marketing and media campaign that ties in professional football through individual endorsement agreements with Pro Football Hall of Famers Steve Young and Jerry Rice. Our IZOD brand is represented by PGA golfer Webb Simpson and pro golfer Cameron Wilson. A number of world-class swimmers and divers, including Natalie Coughlin, Ryan Lochte, Jessica Hardy and Nathan Adrian, wear Speedo products in competition and participate in various promotional activities on behalf of the brand. Calvin Klein has a sponsorship agreement with the Brooklyn Nets and the Barclays Center and we have an all-brand, regional sponsorship agreement with the New York Giants.

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

The core of Calvin Klein includes its global marketing campaigns, which are designed to engage consumers through provocative, modern and iconic brand imagery. In 2014, Calvin Klein launched 360○ marketing campaigns to raise the brand’s cultural and fashion relevance, including the successful #mycalvins campaign for Calvin Klein Underwear and Calvin Klein Jeans. This campaign, among several other high profile marketing efforts, led to a sharp increase in followers across social media platforms such as Instagram, Twitter, Facebook and Weibo in China, and resulted in Women’s Wear Daily highlighting Calvin Klein as one of the “winners” of the social media race during September’s New York Fashion Week. The campaign, which encouraged fans of the brand to share photographs of themselves in their favorite Calvin Klein items, drew interest from “Millennials,” adding to the aspirational, yet accessible, nature of the brand. Not only did the campaign drive consumer engagement, it was also commercially successful, as it drove incremental purchasing of Calvin Klein Underwear product across channels. Calvin Klein’s legacy of provocative marketing campaigns continues, with Justin Bieber being featured as the new face of Calvin Klein Jeans and Calvin Klein Underwear in Spring 2015. The campaign, which was announced in January 2015, will be featured in 20 countries and will capitalize on the success of the #mycalvins initiative, leveraging Justin Bieber’s 150+ million followers across social media, encouraging fans to discover and purchase our products.

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

We believe that Tommy Hilfiger is also one of the world’s most well-known designer brands. Tommy Hilfiger employs advertising, marketing and communications staff, including an in-house creative team, as well as outside agencies, to implement its global marketing and communications strategy across all channels of distribution. The Tommy Hilfiger marketing and communications team develops and coordinates Tommy Hilfiger advertising for all regions and product lines, licensees and regional distributors. Advertisements for Tommy Hilfiger brand products appear primarily in fashion and lifestyle magazines, newspapers, outdoor media and cinema and on television. We also have increased the digital and online focus of marketing for the Tommy Hilfiger brands. The marketing and communications team also coordinates selected personal appearances by Mr. Tommy Hilfiger, including at runway shows, brand events and flagship store openings as part of its efforts. Most of Tommy Hilfiger’s licensees and distributors are required to contribute a percentage of their net sales of Tommy Hilfiger products, generally subject to minimum amounts, to the advertising and promotion of the Tommy Hilfiger brand and products. We maintain multiple showroom facilities and sales offices in Europe, North and South America and Asia for Tommy Hilfiger. In addition, in January 2015, we launched an innovative digital sales showroom, located at Tommy Hilfiger’s global headquarters in the Netherlands, that is expected to enhance the sales experience for retailers. We launch significant brand advertising campaigns two times per year in Spring/Summer and Fall/Winter to provide maximum consumer visibility of the new seasonal collections and to support sell-through, such as the introduction of internationally renowned tennis star Rafael Nadal as the global brand ambassador for the Tommy Hilfiger underwear and Tommy Hilfiger Tailored collections beginning in Fall 2015. In addition to offering a broad array of Tommy Hilfiger apparel and licensed products, Tommy Hilfiger’s website, www.tommy.com, also serves as a marketing vehicle to complement the ongoing development of the Tommy Hilfiger lifestyle brands.

Trademarks

We own the Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s, Olga and Eagle brands, as well as related trademarks (e.g., the interlocking “IZ” logo for IZOD and the Tommy Hilfiger flag logo and crest design) and lesser-known names. These trademarks are registered for use in each of the primary countries where our products are sold and additional applications for registration of these and other trademarks are made in jurisdictions to accommodate new marks, uses in additional trademark classes or additional categories of goods or expansion into new countries.

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

Our trademarks and other intellectual property rights are valuable assets and we vigorously seek to protect them on a worldwide basis against infringement. We are susceptible to others imitating our products and infringing on our intellectual property rights. This is especially the case with respect to the Calvin Klein and Tommy Hilfiger brands, as these brands enjoy significant worldwide consumer recognition and their generally higher pricing provides significant opportunity and incentive for counterfeiters and infringers. We have a broad, proactive enforcement program that we believe has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad.

Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on a percentage of total worldwide net sales of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. Our obligation to make contingent purchase price payments to Mr. Klein is guaranteed by our domestic Calvin Klein subsidiaries and is secured by a pledge of all of the equity interests in our Calvin Klein subsidiaries and a first priority lien on substantially all of our domestic Calvin Klein subsidiaries’ assets. Events of default under the agreements governing the collateral for our contingent payment obligations to Mr. Klein include, but are not limited to (1) our failure to make payments to Mr. Klein when due, (2) covenant defaults, (3) cross-defaults to other indebtedness in excess of an agreed amount, (4) events of bankruptcy, (5) monetary judgment defaults and (6) a change of control, including the sale of any portion of the equity interests in our Calvin Klein subsidiaries. An event of default under those agreements would permit Mr. Klein to foreclose on his security interest in the collateral. In addition, if we fail to pay Mr. Klein a contingent purchase price payment when due and such failure to pay continues for 60 days or more after a final judgment by a court is rendered relating to our failure to pay, Mr. Klein will no longer be restricted from competing with us as he otherwise would be under the non-competition provisions contained in the purchase agreement related to our acquisition of Calvin Klein, although he would still not be able to use any of the Calvin Klein brands or any similar trademark in any competing business. Such contingent purchase price payments totaled $51 million, $53 million and $51 million during 2014, 2013 and 2012, respectively.

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM. We are required to make annual contingent purchase price payments into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India. Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one year anniversary of the acquisition. We made contingent purchase price payments of $0.6 million, $0.4 million and $0.2 million during 2014, 2013 and 2012, respectively.

Competition

The apparel industry is competitive as a result of its fashion orientation, mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. We compete with numerous domestic and foreign designers, brands, manufacturers and retailers of apparel, accessories and footwear.

We compete primarily on the basis of style, quality, price and service. Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in these areas. We believe we are well-positioned to compete in the apparel industry. Our diversified portfolio of brands and products and our use of multiple channels of distribution have allowed us to develop a business that produces results which are not dependent on any one demographic group, merchandise preference, distribution channel or geographic region. We have developed a portfolio of brands that appeal to a broad spectrum of consumers. Our owned brands have long histories and enjoy high recognition and awareness within their respective consumer segments. We develop our owned and licensed brands to complement each other and to generate strong consumer loyalty. The Calvin Klein and Tommy Hilfiger brands generally provide us with the opportunity to develop businesses that target different consumer groups at higher price points and in higher-end distribution channels than our heritage brands, as well as with significant global opportunities due to the worldwide recognition of the brands.

Imports and Import Restrictions

A substantial portion of our products is imported into the United States, Canada, Europe and Asia. These products are subject to various customs laws, which may impose tariffs, as well as quota restrictions. Under the provisions of the World Trade Organization (“WTO”) agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions generally do not affect our business in most countries. We are subject to numerous international trade agreements and regulations, such as the North American Free Trade Agreement, Africa Growth & Opportunity Act, Central American Free Trade Agreement, Jordan Free Trade Agreement, Israel Free Trade Agreement, Egypt Qualifying Industrial Zones, Colombia Free Trade Agreement, Peru Free Trade Agreement and other special trade programs. Presently, a portion of our imported products is eligible for certain of these duty-advantaged programs. In addition, each of the countries in which our products are sold has laws and regulations covering imports. Because the United States and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges, or other import controls or restrictions, including the imposition of a “safeguard quota,” or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities.

We seek to minimize our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries and manufacturers and geographical diversification of our sources of supply.

Environmental Matters

Our facilities and operations are subject to various environmental, health and safety laws and regulations. In addition, we may incur liability under environmental statutes and regulations with respect to the contamination of sites that we own or operate or previously owned or operated (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the off-site disposal of hazardous materials. We believe our operations are in compliance with the terms of all applicable laws and regulations.

Employees

As of February 1, 2015, we employed approximately 17,600 persons on a full-time basis and approximately 16,500 persons on a part-time basis. Approximately 5% of our employees were represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for one to three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	57	Chairman and Chief Executive Officer
Michael A. Shaffer	52	Executive Vice President and Chief Operating & Financial Officer
Francis K. Duane	58	Chief Executive Officer, Heritage Brands and North America Wholesale
Daniel Grieder	53	Chief Executive Officer, Tommy Hilfiger, PVH Europe
Steve B. Shiffman	57	President and Chief Executive Officer, Calvin Klein
Mark D. Fischer	53	Executive Vice President, General Counsel & Secretary
Dave Kozel	59	Executive Vice President, Human Resources

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

Mr. Grieder has been employed by Tommy Hilfiger since 1997 (including time served with a predecessor organization). He served as Chief Executive Officer, PVH Europe immediately before being promoted to Chief Executive Officer, Tommy Hilfiger and PVH Europe in July 2014.

Mr. Shiffman has been employed by us since 1992. He served as President & Chief Commercial Officer of Calvin Klein, Inc. from 2013 until being promoted to Chief Executive Officer, Calvin Klein in July 2014. Prior to that, Mr. Shiffman was Group President, Calvin Klein Global Licensing and Retail.

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

A few of our customers account for significant portions of our revenue. Sales to our five largest customers were 21.8% of our revenue in 2014, 20.8% of our revenue in 2013 and 18.7% of our revenue in 2012. No single customer accounted for more than 10% of our revenue in 2014, 2013 or 2012.

Tommy Hilfiger is party to an agreement with Macy’s providing for the exclusive department store distribution in the United States of men’s, women’s and children’s sportswear under the Tommy Hilfiger brand. The term of the agreement with Macy’s ends on January 31, 2017 and is renewable at the option of Macy’s for one three-year renewal term. As a result of this strategic alliance, the success of Tommy Hilfiger’s North American wholesale business is substantially dependent on this relationship and on Macy’s ability to maintain and increase sales of Tommy Hilfiger products. In addition, our United States wholesale businesses may be affected by any operational or financial difficulties that Macy’s experiences, including any deterioration in Macy’s overall ability to attract customer traffic or in its overall liquidity position.

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

Future economic conditions, including volatility in the financial and credit markets may adversely affect our business.

Economic conditions in the past have affected, and in the future may adversely affect, our business, our customers and our financing and other contractual arrangements. Such conditions have affected, and in the future could adversely affect, the businesses of our customers, which, among other things, have resulted and may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, and may continue to cause such customers to reduce or discontinue orders of our products. Financial difficulties of customers may also affect the ability of our customers to access credit markets or lead to higher credit risk relating to receivables from customers.

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

A significant portion of our business strategy involves growing our Calvin Klein and Tommy Hilfiger businesses. Our achievement of revenue and profitability growth from Calvin Klein and Tommy Hilfiger will depend largely upon our ability to:

•	continue to realize the efficiencies and strategic rationale of the Warnaco acquisition;

•	continue to maintain and enhance the distinctive brand identities of the Calvin Klein and Tommy Hilfiger brands;

•	retain key employees at our Calvin Klein and Tommy Hilfiger businesses;

•	continue to maintain good working relationships with Calvin Klein’s and Tommy Hilfiger’s licensees;

•	continue to enter into new (or renew or extend existing) licensing agreements for the Calvin Klein and Tommy Hilfiger brands; and

•	continue to strengthen and expand the Calvin Klein and Tommy Hilfiger businesses.

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

Our success depends on our brands and their value. The Calvin Klein name is integral to the existing Calvin Klein business, as well as to our strategies for continuing to grow and expand the business. The Calvin Klein brands could be adversely affected if Mr. Klein’s public image or reputation were to be tarnished. We have similar exposure with respect to the Tommy Hilfiger brands. Mr. Hilfiger is closely identified with the Tommy Hilfiger brand and any negative perception with respect to Mr. Hilfiger could adversely affect the Tommy Hilfiger brands. In addition, under Mr. Hilfiger’s employment agreement, if his employment is terminated for any reason, his agreement not to compete with the Tommy Hilfiger business will expire two years after such termination. Although Mr. Hilfiger could not use any Tommy Hilfiger trademark in connection with a competitive business, his association with a competitive business could adversely affect the Tommy Hilfiger business.

Our level of debt could impair our financial condition and ability to operate.

As of February 1, 2015, we had outstanding an aggregate of $2.738 billion of term loan borrowings under our senior secured credit facility, $700 million of senior unsecured notes and $100 million of secured debentures. Our level of debt could have important consequences to investors, including:

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

•
placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, acquisitions, share repurchases, dividend payments, contributions to pension plans and general corporate requirements; and

•	with respect to any borrowings we make at variable interest rates, including under our senior secured credit facility, leaving us vulnerable to increases in interest rates generally.

Our business is exposed to foreign currency exchange rate fluctuations.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components, which expose us to significant foreign exchange risk. Our Heritage Brands businesses also have international components but are less exposed to foreign exchange risk. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results, as our revenue and profit earned in local foreign currencies is translated into United States dollars using an average exchange rate over the representative period. Accordingly, during times of a strengthening United States dollar, particularly against the Euro, the Brazilian Real, the Japanese Yen, the Korean Won, the British Pound, the Canadian dollar, the Mexican Peso, the Indian Rupee, the Russian Ruble and the Chinese Yuan Renminbi, our results of operations will be negatively impacted, as was the case during 2014, and during times of a weakening United States dollar, our results of operations will be favorably impacted.

The transaction impact on financial results is common for apparel companies that source goods because these goods are often purchased in United States dollars for foreign affiliates. As with translation, during times of a strengthening United States dollar, our results of operations will be negatively impacted from these transactions because the United States dollar-based inventory converts into a higher amount of local currency inventory, and thus a higher local currency cost of goods when the goods are sold. We also have exposure to changes in foreign currency exchange rates related to certain intercompany loans. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks.

We are also exposed to market risk for changes in exchange rates for the United States dollar in connection with our licensing businesses. Most of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. In addition, certain of our other foreign license agreements expose us to exchange rate changes up to the date we collect payment or convert local currency payments into United States dollars. As a result, during times of a strengthening United States dollar, our foreign royalty revenue will be negatively impacted, as was the case during 2014, and during times of a weakening United States dollar, our foreign royalty revenue will be favorably impacted.

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

We require our manufacturers, and the manufacturers used by our licensees (and the licensees themselves), to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those areas in order to promote ethical business practices, and our staff and third parties we retain for such purposes periodically visit and monitor the operations of these independent parties to determine compliance. We are a signatory of the Accord on Fire and Building Safety in Bangladesh to improve fire and building safety in Bangladesh’s apparel factories and we continue to collaborate with factories, suppliers, industry participants and other engaged stakeholders to improve the lives of our factory workers and others in our sourcing communities. However, we do not control our manufacturers or licensees, or the manufacturers used by our licensees, or their labor, manufacturing and other business practices. If any of these manufacturers (or licensees) violates labor, environmental, building and fire safety, or other laws or implements labor, manufacturing or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be cancelled and relationships could be terminated. In addition, we could be the focus of adverse publicity and our reputation could be damaged. This could be more adverse if multiple manufacturers engaged in these types of activities. Any of these events could have a material adverse effect on our revenue and, consequently, our results of operations.

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

In addition, we are a party to a non-exclusive buying agency agreement with Li & Fung to carry out most of our sourcing for Tommy Hilfiger products. Li & Fung is one of the world’s largest buying agencies for apparel and related goods and is our largest buying office for Tommy Hilfiger products. Under the terms of the agreement, we are required to use Li & Fung for at least 54% of our global sourcing needs for Tommy Hilfiger products, or otherwise pay a penalty. The buying agency agreement with Li & Fung is terminable by us upon 12 months’ prior notice for any reason, and is terminable by either party (i) upon six months’ prior notice in the event of a material breach by the other party and (ii) immediately upon the occurrence of certain bankruptcy or insolvency events relating to the other party. We also use other third party buying offices for a portion of our sourcing for Tommy Hilfiger products and have retained a small in-house sourcing team. Any interruption in the operations of Li & Fung or other buying offices, or the failure of Li & Fung or other buying offices to perform effectively their services for us, could result in material delays, reductions of shipments and increased costs. Furthermore, such events could harm our wholesale and retail relationships. Although alternative sourcing companies exist, we may be unable to source Tommy Hilfiger products through other third parties, if at all, on terms commercially acceptable to us and on a timely basis. Any disruption in our relationship with our buying offices or businesses, particularly Li & Fung, could have a material adverse effect on our cash flows, business, financial condition and results of operations.

We are dependent on a limited number of distribution facilities. If one becomes inoperable, our business, financial condition and operating results could be negatively impacted.

We operate a limited number of distribution facilities and also rely on certain independently operated distribution facilities around the world to warehouse and ship products to our customers and perform related logistics services. Our ability to meet the needs of our retail customers and of our own retail stores depends on the proper operation of our primary facilities. If any of our primary facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could have a substantial loss of inventory and/or disruptions of deliveries to our customers and our stores, and/or incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility. This could adversely affect our business, financial condition and operating results.

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

While we generally have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial controls over their businesses. Our licensing partners’ failure to successfully market licensed products or our inability to replace our existing licensing partners could materially and adversely affect our revenue both directly from reduced royalty and advertising and other revenue received and indirectly from reduced sales of our other products. Risks are also associated with our licensing partners’ ability to obtain capital, execute their business plans, timely deliver quality products, manage their labor relations, maintain relationships with their suppliers, manage their credit risk effectively and maintain relationships with their customers.

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

A large number of our retail stores are located in or near major cities and vacation destinations. As a result, reduced travel resulting from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks could have a material adverse affect on us, particularly if such events impact certain of our higher-volume retail locations. Additionally, during times of a strengthening United States dollar, particularly against the Euro, the Brazilian Real, the Japanese Yen, the Korean Won, the British Pound, the Canadian dollar, the Mexican Peso, the Indian Rupee, the Russian Ruble and the Chinese Yuan Renminbi, as was the case during 2014, international tourism to the United States could be reduced, which could have a material adverse affect on our sales in our retail locations. Other factors that could affect the success of our stores include:

•	the location of the mall or the location of a particular store within the mall;

•	the other tenants occupying space at the mall;

•	increased competition in areas where the malls are located; and

•	the amount of advertising and promotional dollars spent on attracting consumers to the malls.

We may be unable to protect our trademarks and other intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights, especially with respect to the Calvin Klein and Tommy Hilfiger brands, as they enjoy significant worldwide consumer recognition and the generally higher pricing of Calvin Klein and Tommy Hilfiger branded products creates additional incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenue. We cannot assure you that the actions we take to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of their own trademarks and intellectual property rights. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. For example, in the past we were involved in proceedings relating to a company’s claim of prior rights to the IZOD mark in Mexico and to another company’s claim of prior rights to the Calvin Klein mark in Chile. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands, both domestically and internationally.

The success of our dress furnishings business is dependent on the strategies and reputation of our licensors.

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. This strategy is designed to provide stability should market trends shift. As part of this strategy we license the names and brands of recognized designers and celebrities, including Kenneth Cole, Sean “Diddy” Combs (Sean John), Donald J. Trump, Michael Kors, Donna Karan (DKNY), Ike Behar and Ryan Seacrest. In entering into these license agreements, we target our products towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition between our own products and maximize profitability. If any of our licensors determines to “reposition” a brand we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual’s images, reputations or popularity were to be negatively impacted.

We face intense competition in the apparel industry.

Competition is intense in the apparel industry. We compete with numerous domestic and foreign designers, brands, manufacturers and retailers of apparel, accessories and footwear, some of which have greater resources than we do. In addition, in certain instances, we compete directly with our wholesale customers as they also sell their own private label products in their stores. We compete within the apparel industry primarily on the basis of:

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

We depend on the services and management experience of our executive officers who have substantial experience and expertise in our business. We also depend on other key employees involved in our licensing, design and advertising operations. Competition for qualified personnel in the apparel industry is intense and competitors may use aggressive tactics to recruit our key employees. The unexpected loss of services of one or more of these individuals could have a material adverse effect on us.

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

We and our subsidiaries are engaged in a number of intercompany transactions. Although we believe that these transactions reflect arm’s length terms and that proper transfer pricing documentation is in place, which should be respected for tax purposes, the transfer prices and conditions may be scrutinized by local tax authorities, which could result in additional tax liabilities.

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

We rely significantly on information technology. Our businesses could be adversely impacted if our computer systems are disrupted or cease to operate effectively or if we are subject to a data security or privacy breach.
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
Our operating performance also may be significantly impacted by the amount of expense recorded for our pension plans. For example, in 2014 we recorded an actuarial loss on our pension plans of $122 million, driven principally by a decrease in the discount rate and updated mortality assumptions. Pension expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in pension expense, generally in the fourth quarter of the year, which can create volatility in our operating results.

Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a reporting unit could result in an impairment charge recorded in our operating results, which could be material.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Also, we review our amortizable intangible assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying value of an intangible asset or goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our goodwill and other intangible assets.

As of February 1, 2015, we had approximately $3.3 billion of goodwill and $3.8 billion of trademarks and other identifiable intangible assets on our balance sheet, which together represent 65% of our total assets. During the fourth quarter of 2014, we announced our plan to exit the Izod retail business in 2015. The decision to exit this business was a triggering event that indicated that the amount of goodwill allocated to our Heritage Brands Retail reporting unit could be impaired, prompting the need for us to perform a goodwill impairment test for this reporting unit. As a result of this interim test, the goodwill allocated to the Heritage Brands Retail reporting unit was determined to be impaired and an impairment charge of $12 million was recorded. Our annual goodwill impairment test during 2014 yielded calculated fair values in excess of the carrying amounts for all of our other reporting units with the minimum resulting percentage of excess fair value of 37%.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties which we occupied as of February 1, 2015 are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate and Heritage Brands administrative offices and showrooms	Leased	209,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	380,000
New York, New York	Tommy Hilfiger administrative offices and showrooms	Leased	305,000
Bridgewater, New Jersey	Corporate, finance and retail administrative offices	Leased	249,000
Amsterdam, The Netherlands	Tommy Hilfiger and Calvin Klein administrative offices, warehouse and showrooms	Leased	255,000
Venlo/Tegelen, The Netherlands	Warehouse and distribution centers	Leased	1,265,000
McDonough, Georgia	Warehouse and distribution center	Leased	851,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	747,000
Irwindale, California	Warehouse and distribution center	Leased	486,000
Chattanooga, Tennessee	Warehouse and distribution center	Owned	451,000
Reading, Pennsylvania	Warehouse and distribution center	Owned	410,000
Montreal, Canada	Administrative office, warehouses and distribution centers	Leased	183,000
Los Angeles, California	Warehouse and neckwear manufacturing facility	Leased	200,000
Hong Kong, China	Corporate, Calvin Klein and Tommy Hilfiger administrative offices	Leased	148,000
Mexico City, Mexico	Calvin Klein administrative offices, warehouse and showroom	Leased	120,000
Brinkley, Arkansas	Warehouse and distribution center	Owned	112,000
Dusseldorf, Germany	Tommy Hilfiger showrooms	Leased	74,000
Paris, France	Calvin Klein administrative offices	Leased	44,000
Trento, Italy	Calvin Klein administrative offices and warehouse	Leased	44,000

In addition, as of February 1, 2015, we leased certain other administrative/support offices and showrooms in various domestic and international locations. We also leased and operated approximately 1,500 retail locations as of February 1, 2015 in the United States, Canada, Europe, Asia, Mexico and Brazil.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and the dividends declared on our common stock appear in the Notes to Consolidated Financial Statements included in Item 8 of this report under Note 12, “Stockholders’ Equity,” and under the heading “Selected Quarterly Financial Data- Unaudited” on pages F-57 and F-58. See Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 17, 2015, there were 690 stockholders of record of our common stock. The closing price of our common stock on March 17, 2015 was $98.29.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 3, 2014
November 30, 2014	3,750	$114.35	—	—
December 1, 2014
January 4, 2015	699	125.60	—	—
January 5, 2015
February 1, 2015	219	121.16	—	—
Total	4,668	$116.35	—	—
___________________

(1)
Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the fourth quarter of 2014 principally in connection with the settlement of vested restricted stock units and restricted stock to satisfy tax withholding requirements.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the S&P 500 Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended February 1, 2015.

Value of $100.00 invested after 5 years:

Our Common Stock	$283.21
S&P 500 Index	$206.86
S&P 500 Apparel, Accessories & Luxury Goods Index	$219.19

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

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International, Ltd.), Warner’s and Olga. In addition, through the end of the third quarter of 2013, we owned and operated businesses under the G.H. Bass & Co. and Bass trademarks. We also license brands from third parties primarily for use on dress shirts, neckwear and underwear offered in the United States and Canada. We sold substantially all of the assets of our Bass business on November 4, 2013 and announced in January 2015 that we will exit our Izod retail business during 2015.

Our business strategy is to manage and market a portfolio of nationally and internationally recognized apparel and lifestyle brands at multiple price points and across multiple channels of distribution and geographies. We believe this approach reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region.

We acquired Warnaco on February 13, 2013 and, with it, acquired the global Calvin Klein Jeans and Calvin Klein Underwear businesses and the Core Intimates (Warner’s and Olga) and Speedo businesses, which operate in North America. Prior to the acquisition, Warnaco was our largest Calvin Klein licensee, as their royalty and administrative fee payments to us accounted for approximately 37% of our Calvin Klein royalty, advertising and other revenue in 2012. The total consideration for the acquisition was $3.137 billion, consisting of $2.180 billion paid in cash, the issuance of approximately 8 million shares of our common stock (valued at $926 million), the issuance of stock awards valued at $40 million (to replace outstanding stock awards made by Warnaco to its employees) and the elimination of a $9 million pre-acquisition liability to Warnaco. We funded the cash portion and related costs of the acquisition, repaid all outstanding borrowings under our previously outstanding senior secured credit facilities and repaid all of Warnaco’s previously outstanding long-term debt with the net proceeds of (i) an offering during the fourth quarter of 2012 of $700 million of 4 1/2% senior notes due 2022; and (ii) $3.075 billion of term loans borrowed during the first quarter of 2013 under new senior secured credit facilities. These items are more fully described in the section entitled “Liquidity and Capital Resources” below.

Our revenue reached a record $8.241 billion in 2014, approximately 45% of which was generated internationally. Our global designer lifestyle brands, Tommy Hilfiger and Calvin Klein, together generated over 75% of our revenue.

RESULTS OF OPERATIONS

Operations Overview

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of men’s dress shirts, neckwear and underwear, jeanswear, sportswear, intimate apparel, swim products, footwear, accessories and related products under owned and licensed trademarks, and (ii) the sale through (a) over 1,500 Company-operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger, Van Heusen and IZOD trademarks, (b) over 1,100 Company-operated concessions/shop-in-shops worldwide under our Calvin Klein and Tommy Hilfiger trademarks, and (c) e-commerce websites in certain regions under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products, and Speedo’s own e-commerce website in North America of swimwear and related products. We also operated G.H. Bass & Co. stores through the end of the third quarter of 2013, at which time we sold substantially all of the assets of our Bass business.

We generate royalty, advertising and other revenue from fees for licensing the use of our trademarks. As noted above, a substantial portion of our Calvin Klein licensing revenue was generated from Warnaco prior to the acquisition and, therefore, our royalty, advertising and other revenue decreased significantly in 2013 as compared to 2012. In addition, the loss of such licensing revenue had a negative impact on our gross margin and operating margin as compared to 2012, as licensing revenue carries no cost of goods sold.

We recorded pre-tax charges during 2014, 2013 and 2012 principally in connection with the Warnaco acquisition, integration and restructuring that totaled $139 million, $471 million and $46 million, respectively. The amounts incurred in 2013 included noncash charges of approximately $175 million, principally related to short-lived valuation adjustments and amortization. We also recorded pre-tax debt modification and extinguishment charges in 2014 and 2013 that totaled $93 million and $40 million, respectively. We recorded a net gain of $8 million in 2014 resulting from the deconsolidation of certain Calvin Klein subsidiaries in Australia and New Zealand and our previously consolidated Calvin Klein joint venture in India (please see Footnote 5, “Investments in Unconsolidated Affiliates” and Footnote 6, “Redeemable Non-Controlling Interest” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion). We expect to incur additional pre-tax charges of approximately $50 million during 2015 in connection with the Warnaco integration and related restructuring. Our future results of operations will continue to be significantly impacted by the Warnaco acquisition, particularly through the operations of the Calvin Klein business and through the changes in our capital structure that were necessary to complete the acquisition, as more fully discussed below.

In January 2015, we announced the closure of our Izod retail business, with the closing expected to be completed by the end of 2015. In connection with the closure, we recorded pre-tax charges of $21 million in 2014, including $18 million of noncash impairment charges. We expect to incur additional pre-tax charges of approximately $20 million during 2015 in connection with the closure of our Izod retail business.

On November 4, 2013, we sold substantially all of the assets of our Bass business and recorded a net pre-tax loss of $20 million during 2013 in connection with the sale. Please see the section entitled “Sale of Bass” within “Liquidity and Capital Resources” below for a further discussion.

We acquired Tommy Hilfiger in the second quarter of 2010. We incurred pre-tax charges of $21 million during 2012 in connection with the integration of Tommy Hilfiger and the related restructuring.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components, which expose us to foreign exchange risk. Amounts recorded in local foreign currencies are translated back to United States dollars using an average exchange rate over the representative period. Our international revenue and profit is unfavorably impacted during times of a strengthening United States dollar and favorably impacted during times of a weakening United States dollar. The United States dollar has strengthened recently against certain major currencies, particularly the Euro, which is our largest foreign currency exposure. In 2014, approximately 45% of our revenue was subject to foreign currency translation, the majority of which relates to our operations in Europe, resulting in a negative impact on our 2014 results of operations as more fully discussed below. We currently expect the strength of the United States dollar and resulting unfavorable impact on our revenue and earnings to continue into 2015 as more fully discussed below.

Our calculations of the comparable store sales percentages throughout this discussion are based on local currencies and comparable weeks and, therefore, exclude an extra week in 2012, as our 2012 fiscal year included 53 weeks of operations.

The following table summarizes our income statements in 2014, 2013 and 2012:

	2014	2013	2012
(dollars in millions)
Net sales	$7,849	$7,806	$5,541
Royalty revenue	300	291	370
Advertising and other revenue	92	90	132
Total revenue	8,241	8,186	6,043
Gross profit	4,327	4,219	3,249
% of total revenue	52.5%	51.5%	53.8%
Selling, general and administrative expenses	3,714	3,673	2,594
% of total revenue	45.1%	44.9%	42.9%
Debt modification and extinguishment costs	93	40	—
Equity in income of unconsolidated affiliates, net	10	8	5
Income before interest and taxes	530	513	660
Interest expense	144	192	119
Interest income	5	8	1
Income before taxes	391	329	543
Income tax (benefit) expense	(48)	185	109
Net income	439	143	434
Less: Net loss attributable to redeemable non-controlling interest	0	0	—
Net income attributable to PVH Corp.	$439	$144	$434

Total Revenue

Net Sales

Our net sales were $7.849 billion in 2014, $7.806 billion in 2013 and $5.541 billion in 2012. The net sales increase of $43 million in 2014 as compared to 2013 was due principally to the effect of the following items:

•
The aggregate addition of $141 million in net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Tommy Hilfiger North America net sales increased 6%, principally due to high-single digit percentage wholesale growth, retail comparable store sales growth of 2% and square footage expansion in Company-operated stores. Tommy Hilfiger International net sales increased 3%, driven principally by

European retail comparable store sales growth of 3%, square footage expansion in Company-operated stores and low-single digit percentage wholesale growth. These favorable impacts were partially offset by a 2% negative impact from foreign currency translation principally due to the Euro weakness experienced in the second half of the year.

•
The net addition of $86 million in net sales in our Calvin Klein North America and Calvin Klein International segments. Calvin Klein North America net sales increased 6% due to the ten additional days of operations in 2014 of the acquired Calvin Klein businesses compared to 2013, combined with mid-single digit percentage wholesale growth, a 2% increase in retail comparable store sales and square footage expansion in Company-operated stores. Calvin Klein International net sales increased 1% as the impact of the ten additional days of operations in 2014 of the acquired Calvin Klein businesses compared to 2013 and the absence in 2014 of $30 million of sales returns recorded in 2013 for certain wholesale customers in Asia in connection with our initiative to reduce excess inventory levels was partially offset by a 5% decrease in international retail comparable store sales and a 1% negative impact from foreign currency translation. The decline in international retail comparable store sales is due in large part to a decrease in Asia resulting from the timing of the Chinese New Year, as fiscal 2014 did not include a Chinese New Year, while the holiday fell into both the first and fourth quarters in 2013. Also contributing to the retail comparable store decline was underperformance in Europe in the first half of the year.

•
The net reduction of $185 million of net sales in our Heritage Brands Retail and Heritage Brands Wholesale segments, which includes a reduction of $176 million related to the loss of net sales of the exited Bass business, as mid-single digit percentage growth in the wholesale sportswear business was more than offset by poor performance within the dress shirt business and a 5% comparable store sales decline in our retail stores (excluding the Izod retail business in the fourth quarter, which is no longer included in retail comparable store sales as the business is being exited in 2015).

The net sales increase of $2.265 billion in 2013 as compared to 2012 was due principally to the effect of the following items:

• The aggregate addition of $1.744 billion in net sales in our Calvin Klein North America and Calvin Klein International segments. The Calvin Klein businesses acquired early in 2013 with the Warnaco acquisition contributed $1.635 billion of this increase. Also driving the increase was strong performance in the pre-acquisition North America businesses due to an 8% increase in the wholesale business combined with an increase in the retail business, driven by comparable store sales growth of 3% and square footage expansion. Partially offsetting these increases was a reduction of $30 million in the Calvin Klein International segment due to sales returns from certain wholesale customers in the acquired Asia business in connection with our initiative to reduce excess inventory levels.

•
The net addition of $313 million in net sales in our Heritage Brands Wholesale and Heritage Brands Retail segments. The acquired Speedo, Warner’s and Olga businesses contributed $450 million of net sales in our Heritage Brands Wholesale segment and revenue in our pre-acquisition ongoing Heritage Brands wholesale businesses increased 2%. These revenue increases were partially offset by (i) the loss of $75 million of revenue generated in the fourth quarter of 2012 related to the exited Bass business, (ii) the loss of sales related to the exited Izod women’s and Timberland wholesale sportswear businesses, which totaled $42 million in 2012, and (iii) a comparable store sales decline of 7% in the retail business due, in large part, to weak performance at Bass during the first three quarters of 2013.

•
The aggregate addition of $209 million in net sales attributable to growth in our Tommy Hilfiger North America and Tommy Hilfiger International segments. Within the Tommy Hilfiger North America segment, net sales increased 8%, principally driven by 4% retail comparable store sales growth, retail square footage expansion and double-digit percentage growth in the wholesale business. Net sales in the Tommy Hilfiger International segment increased 6%. Growth in Europe was driven by a 6% European retail comparable store sales increase, retail square footage expansion and a 9% increase in the European wholesale business and also included the positive impact of foreign currency translation due to a stronger Euro as compared to 2012. These increases were partially offset by a revenue decline in Japan, including a negative impact of foreign currency translation due to a weaker Yen compared with the prior year.

Royalty, Advertising and Other Revenue

Royalty, advertising and other revenue in 2014 increased to $392 million from $380 million in 2013. Calvin Klein royalty revenue increased 2% from the prior year period, which is the net of the effect of 4% growth driven by continued strength in women’s apparel, partially offset by a decline of 2% due to the absence of royalty revenue from Warnaco in 2014. The prior year’s first quarter included royalty revenue from Warnaco for the first ten days of the year, which were prior to the acquisition. Tommy Hilfiger royalty revenue increased 9%, driven by strength in Asia and growth across most product categories.

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

We currently expect that our 2015 revenue will decrease approximately 4% as compared to 2014, including a negative impact of 7% due to the stronger United States dollar. Aggregate revenue for our Calvin Klein North America and Calvin Klein International segments in 2015 is projected to be relatively flat as compared to 2014, including a negative impact of 5% due to the stronger United States dollar. Aggregate revenue for our Tommy Hilfiger North America and Tommy Hilfiger International segments in 2015 is expected to decrease 7% from 2014, including a negative impact of 10% due to the stronger United States dollar. Aggregate revenue for our Heritage Brands Wholesale and Heritage Brands Retail segments is expected to decrease 4% as compared to 2014.

Gross Profit on Total Revenue

Gross profit on total revenue is calculated as total revenue less cost of goods sold. Included as cost of goods sold are costs associated with the production and procurement of product, such as inbound freight costs, purchasing and receiving costs and inspection costs. All of our royalty, advertising and other revenue is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross profit as a percentage of total revenue for 2014, 2013 and 2012:

	2014	2013	2012
Components of revenue:
Net sales	95.2%	95.4%	91.7%
Royalty, advertising and other revenue	4.8%	4.6%	8.3%
Total	100.0%	100.0%	100.0%
Gross profit as a % of total revenue	52.5%	51.5%	53.8%

Gross profit on total revenue in 2014 was $4.327 billion, or 52.5% of total revenue, compared to $4.219 billion, or 51.5% of total revenue, in 2013. Gross profit as a percentage of revenue increased 100 basis points in 2014 as compared with 2013. Of this 100 basis point increase, 60 basis points was due to the absence in 2014 of short-lived noncash valuation adjustments recorded in connection with the Warnaco acquisition and integration. The remaining increase was due to growth in our higher-margin Calvin Klein and Tommy Hilfiger businesses. These increases were partially offset by a gross margin decline in the Heritage Brands business resulting from overall increased promotional activity in order to drive traffic and revenue, combined with poor performance in the dress shirt business.

Gross profit on total revenue in 2013 was $4.219 billion, or 51.5% of total revenue, compared to $3.249 billion, or 53.8% of total revenue, in 2012. Gross profit as a percentage of revenue decreased 230 basis points in 2013 as compared with 2012, due primarily to (i) short-lived noncash valuation adjustments recorded in connection with the Warnaco acquisition, which resulted in a decrease of approximately 60 basis points, (ii) a significant decrease in our royalty, advertising and other revenue, which does not carry a cost of sales and has a gross profit percentage of 100%, for Calvin Klein as a result of the Warnaco acquisition, which was replaced by the directly operated Calvin Klein Jeans and Calvin Klein Underwear businesses, which do carry a cost of sales and have a large North American wholesale component (that generally operates at lower gross margins than our other businesses), (iii) the acquired Speedo, Warner’s and Olga businesses, which operate in North America and generate lower gross margins than our other businesses, and (iv) a decrease in the Tommy Hilfiger International segment due to underperformance in Japan. Partially offsetting these decreases was an increase related to the pre-acquisition Calvin Klein North America businesses resulting principally from higher average unit retail selling prices.

We currently expect that the gross profit percentage on total revenue in 2015 will increase as compared with 2014, as we expect an improvement in the gross profit percentage in our Calvin Klein business and anticipate that growth in our higher-

margin Calvin Klein and Tommy Hilfiger businesses (both inside and outside of North America) will outpace growth in our lower-margin Heritage Brands business. We currently expect the strength of the United States dollar experienced in 2014 to continue into 2015 and, as a result, that the aforementioned gross profit percentage increases will be partially offset by the impact of unfavorable foreign exchange rates, as our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher gross profit percentages than our North American businesses, will be translated to United States dollars at lower average exchange rates. Additionally, our international businesses often purchase inventory in United States dollars and, as the United States dollar strengthens, this United States dollar-based inventory converts into a higher amount of local currency inventory and cost of goods when the goods are sold. We expect this to be the case in 2015.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses were as follows:

	2014	2013	2012
(dollars in millions)
SG&A expenses	$3,714	$3,673	$2,594
% of total revenue	45.1%	44.9%	42.9%

SG&A expenses in 2014 were $3.714 billion, or 45.1% of total revenue, as compared to $3.673 billion, or 44.9% of total revenue in 2013. The 20 basis point increase in SG&A expenses as a percentage of total revenue was due principally to (i) a 230 basis point increase due to higher retirement plan expense resulting from actuarial losses in 2014, as compared to actuarial gains in 2013 (please refer to Note 11, “Retirement and Benefit Plans” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion), (ii) a 30 basis point increase due to costs incurred in connection with the closure of our Izod retail business, the majority of which was noncash impairment charges, (iii) a 30 basis point increase due to the absence in 2014 of income recorded in the third quarter of 2013 from the amendment of an unfavorable contract, which resulted in the reduction of a liability recorded at the time of the Tommy Hilfiger acquisition, (iv) faster growth in the higher-expense Tommy Hilfiger and Calvin Klein businesses and (v) continued strategic investments in our acquired businesses, with a focus on enhancing the existing operating infrastructure, increasing investments in our people and elevating the Calvin Klein presentation at retail. These increases were partially offset by (i) a 310 basis point reduction due to a decrease as compared to the prior year in Warnaco acquisition, integration and restructuring costs, (ii) a 20 basis point reduction attributable to the absence in 2014 of the loss recorded in the third quarter of 2013 in connection with the sale of the Bass business and (iii) a 10 basis point reduction due to the net gain recorded in the first quarter of 2014 resulting from the deconsolidation of certain Calvin Klein subsidiaries in Australia and New Zealand and our previously consolidated Calvin Klein joint venture in India. (Please see Footnote 5, “Investments in Unconsolidated Affiliates” and Footnote 6, “Redeemable Non-Controlling Interest” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.)

SG&A expenses in 2013 were $3.673 billion, or 44.9% of total revenue, as compared to $2.594 billion, or 42.9% of total revenue in 2012. The 200 basis point increase in SG&A expenses as a percentage of total revenue was due principally to the net impact of (i) a net 400 basis point increase due to an increase over the prior year in acquisition, integration and restructuring costs incurred in connection with the Warnaco acquisition, of which 140 basis points were noncash charges, principally related to short-lived valuation adjustments and amortization and (ii) a 20 basis point increase due to the loss recorded in connection with the sale of the Bass business partially offset by (i) a 110 basis point decrease due to lower retirement plan expense resulting from actuarial gains in 2013, as compared to actuarial losses in 2012, (ii) a 30 basis point decrease in SG&A related to income recorded due to the amendment of an unfavorable contract, which resulted in the reduction of a liability recorded at the time of the Tommy Hilfiger acquisition, (iii) a 30 basis point decrease in SG&A due to the absence in 2013 of integration and restructuring costs related to the Tommy Hilfiger acquisition, and (iv) a decrease due to the addition of Warnaco’s businesses, most of which are lower-expense wholesale businesses.

We currently expect that our SG&A expenses as a percentage of total revenue in 2015 will decrease from 2014, as (i) we currently do not expect our 2015 SG&A to be significantly impacted by an actuarial gain or loss associated with our retirement plans, while our 2014 SG&A included a $139 million actuarial loss, and (ii) we currently expect to incur lower costs in 2015 as compared to 2014 associated with the integration of Warnaco and the related restructuring. In addition, we expect that the impact of the stronger dollar in 2015 as compared with 2014 will result in a decrease in our SG&A expenses as a percentage of total revenue, as our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher SG&A percentages of total revenue than our North American businesses, will be translated to United States dollars at lower average exchange rates. We expect that these decreases in our SG&A expenses as a percentage of revenue will be partially offset by the impact of expected faster growth in our higher-expense Calvin Klein and Tommy Hilfiger businesses than in our lower-expense Heritage Brands business. Our actual SG&A expense may be significantly different than our projections because of expense associated with our retirement plans. Retirement plan expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.

Debt Modification and Extinguishment Costs

We incurred costs totaling $93 million in 2014 in connection with the amendment and restatement of our senior secured credit facilities and the related redemption of our 7 3/8% senior notes due 2020. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.

We incurred costs totaling $40 million in 2013 related to the modification and extinguishment of previously outstanding term loans and the replacement of such term loans with the senior secured credit facilities entered into in 2013 in connection with the Warnaco acquisition. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.

Equity in Income of Unconsolidated Affiliates, Net

The equity in income of unconsolidated affiliates, net during 2014 was $10 million, as compared to $8 million during 2013 and $5 million during 2012. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil, for the Calvin Klein brand in India and Australia, and for the Karl Lagerfeld brand. Our investments in these joint ventures are being accounted for under the equity method of accounting. Please refer to the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for a further discussion of our investments in these joint ventures.

Interest Expense, Net

Net interest expense decreased to $139 million in 2014 from $185 million in 2013 due to lower average debt balances and interest rates as compared to the prior year, combined with the effect of the amendment and restatement of our senior secured credit facilities and the related redemption of our 7 3/8% senior notes due 2020 in the first quarter of 2014. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Net interest expense increased to $185 million in 2013 from $117 million in 2012 due principally to increased debt balances in 2013 incurred to finance the Warnaco acquisition. Please refer to the section entitled “Financing Arrangements”
within “Liquidity and Capital Resources” below for a further discussion.

Net interest expense for 2015 is currently expected to decrease to approximately $120 million to $125 million from $139 million in 2014 as anticipated debt payments of at least $425 million in 2015 and the full year impact of payments made in 2014 are expected to result in a decrease to net interest expense as compared to 2014.

Income Taxes

Income tax expense was as follows:

	2014	2013	2012
(dollars in millions)
Income tax (benefit) expense	$(48)	$185	$109
Income tax (benefit) expense as a % of pre-tax income	(12.1)%	56.4%	20.1%

The effective income tax rate for 2014 was (12.1)% compared with 56.4% in 2013 and 20.1% in 2012. The volatility in our effective income tax rate in the last three years is due in large part to uncertain tax positions which provided a benefit in 2014 and an expense in 2013.

The effective income tax rate in 2014 was a benefit to income principally due to the effects of lower tax rates in international jurisdictions where we file tax returns, and a reduction of $94 million in our estimate for uncertain tax positions, which provided a 24% benefit to our tax rate. This benefit resulted from the favorable resolutions of uncertain tax positions in certain international jurisdictions, as well as the expiration of the statute of limitations related to other uncertain tax positions.

The effective tax rate in 2013 was higher than the United States statutory tax rate principally due to the recognition of $145 million of tax expense related to changes in estimates for uncertain tax positions, which increased the 2013 effective tax rate by 44%. The majority of this expense relates to an increase to our previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements. Also contributing to the higher tax rate in 2013 was an expense related to valuation allowances recorded on deferred tax assets from our business in Japan, and also on certain domestic state and local deferred tax assets. Partially offsetting these increases was the impact of Warnaco integration and restructuring expenses in 2013, the majority of which were incurred in the United States, which lowered our domestic taxable income in relation to taxable income in lower tax international jurisdictions.

The effective tax rate in 2012 was lower than the United States statutory tax rate primarily due to the benefit of lower tax rates in international jurisdictions where we file tax returns, partially offset by non-deductible acquisition expenses incurred in 2012 in connection with the Warnaco acquisition.

We currently expect our effective tax rate in 2015 to be lower than the United States statutory rate due principally to the benefit of overall lower tax rates in international jurisdictions where we file tax returns.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at February 1, 2015 was $479 million, a reduction of $114 million from the amount at February 2, 2014 of $593 million. This reduction included $425 million of debt repayments. Cash and cash equivalents at February 1, 2015 excluded a restricted cash balance of $20 million, which was placed into an escrow account prior to year end to contribute funding to our joint venture in Australia in the first quarter of 2015. Cash flow in 2015 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments we make in 2015.

As of February 1, 2015, approximately $389 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $789 million in 2014 as compared with $412 million in 2013. The increase in cash provided by operating activities as compared to the prior year was primarily driven by an increase in net income, as adjusted for noncash charges in the current year period and a $57 million reduction in pension contributions.

Capital Expenditures

Our capital expenditures in 2014 were $256 million compared to $237 million in 2013. The increase in capital expenditures as compared to the prior year includes increased investments in the operations we acquired with Warnaco and combining Warnaco’s infrastructure with ours, inclusive of information systems, logistics and facilities. We currently expect capital expenditures for 2015 to be approximately $300 million, which includes a shift into 2015 of expenditures originally expected to occur in 2014. Capital expenditures in 2015 will primarily include investments in new stores and store expansions, as well as continued investments in operations and infrastructure.

Investments in Unconsolidated Affiliates

In 2014, we acquired a 10% economic interest in Kingdom Holding 1 B.V., the parent company of the Karl Lagerfeld brand, for $19 million.

In 2013, we formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in which we own a 50% economic interest. The joint venture licenses from one of our subsidiaries the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, we contributed to the joint venture on the first day of 2014 our subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. In connection with this contribution, we deconsolidated these subsidiaries and recognized a net gain of $2 million in 2014. We also made net payments of $7 million and $1 million to PVH Australia during 2014 and 2013, respectively, representing our 50% share of the funding of the joint venture. In addition, subsequent to the end of 2014, we completed a transaction whereby the Tommy Hilfiger and Van Heusen brands in Australia were licensed to subsidiaries of PVH Australia. Tommy Hilfiger had previously been licensed to a third party and Van Heusen had previously been licensed to the joint venture partner in PVH Australia. In connection with this transaction, we placed $20 million into an escrow account prior to the end of 2014 that was paid in 2015 when the transaction was completed. This amount is classified as restricted cash, which is included in other current assets in our Consolidated Balance Sheet as of February 1, 2015.

We acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”) as part of the Warnaco acquisition. The joint venture licenses from one of our subsidiaries the rights to the Calvin Klein trademark in India. Arvind Limited purchased our prior joint venture partners’ shares in CK India in 2014 and, as a result of the entry into a shareholder agreement with different governing arrangements between us and the new shareholder as compared to the arrangements with the prior minority shareholders, we were deemed to no longer hold a controlling interest in the joint venture. The former CK India subsidiary was deconsolidated in 2014 as a result and we began reporting our 51% interest as an equity method investment. We recognized a net gain of $6 million in connection with this deconsolidation.

In 2012, we formed a joint venture, Tommy Hilfiger do Brasil S.A., in Brazil, in which we own a 40% economic interest. The joint venture licenses from one of our subsidiaries the rights to the Tommy Hilfiger trademarks in Brazil. We made payments of $3 million and $6 million to Tommy Hilfiger do Brasil S.A. during 2013 and 2012, respectively, to contribute our 40% share of the joint venture funding.

We completed a $30 million acquisition in 2011 of a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India is the direct licensee of the Tommy Hilfiger trademarks in India for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license, and sublicenses the trademarks for certain other product categories. We made payments totaling $2 million to TH India in 2012 to contribute our 50% share of the joint venture funding.

Acquisition of Calvin Klein Performancewear Retail Businesses in Hong Kong and China

We acquired the Calvin Klein performancewear retail businesses in Hong Kong and China from a former Calvin Klein sublicensee during 2014. We paid $6 million as consideration for this transaction, which is subject to adjustment. We and the former shareholders of the acquired entity are in the process of finalizing the adjustment to the purchase price.

Acquisition of Russia Franchisee

We acquired for $6 million three Tommy Hilfiger stores in Russia from a former Tommy Hilfiger franchisee during 2013. In 2014, we acquired for $4 million two additional Tommy Hilfiger stores in Russia from the same franchisee.

Acquisition of Ireland Franchisee

We acquired for $3 million six Tommy Hilfiger stores in Ireland from a former Tommy Hilfiger franchisee during 2014.

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

We funded the cash portion and related costs of the acquisition, repaid all outstanding borrowings under our previously outstanding senior secured credit facilities and repaid all of Warnaco’s previously outstanding long-term debt with the net proceeds of (i) an offering during the fourth quarter of 2012 of $700 million of 4 1/2% senior notes due 2022 and (ii) $3.075 billion of term loans borrowed during the first quarter of 2013 under new senior secured credit facilities. See the discussion in the sections entitled “4 1/2% Senior Notes Due 2022” and “2013 Senior Secured Credit Facilities” below for further detail on these activities.

Sale of Bass Business

We completed the sale of substantially all of the assets of our Bass business for gross proceeds of $49 million during 2013. We recorded a loss of $16 million during 2013, which represents the excess of the carrying value of the assets over the proceeds received, plus transaction costs. A small number of our Bass stores were excluded from the sale and were deemed to be impaired. We recorded a loss of $1 million during 2013 related to the impaired stores. In addition, we recorded a gain during 2013 of $3 million from writing off certain liabilities as a result of the transaction. We also recognized costs during 2013 related to severance and termination benefits for certain Bass employees, which totaled $2 million.

In connection with the sale, we also guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. In certain instances, our guarantee remains in effect when an option is exercised to extend the term of the lease. We recorded an expense of $4 million during 2013 representing the estimated fair value of these guarantee obligations at the time of the sale. As of February 1, 2015, the estimated fair value of these guarantee obligations was $3 million.

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

Reacquisition of Tommy Hilfiger Tailored Apparel License

We entered into agreements during 2011 to reacquire from a licensee the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership became effective December 31, 2012. Under these agreements, we made a payment of $25 million to the licensee during 2012.

Tommy Hilfiger India Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited. We are required to make annual contingent purchase price payments into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India. Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one-year period. We made contingent purchase price payments of $0.6 million, $0.4 million and $0.2 million during 2014, 2013 and 2012, respectively.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the agreement governing that acquisition, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $51 million, $53 million and $51 million in 2014, 2013 and 2012, respectively. Based upon current exchange rates, we currently expect that such payments will be approximately $52 million in 2015.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Holders of our Series A convertible preferred stock participated in common stock dividends on an as-converted basis through 2012. The last outstanding shares of Series A convertible preferred stock were converted at the end of 2012 and the series has since been eliminated. Dividends on common stock totaled $12 million, $12 million and $11 million during 2014, 2013 and 2012, respectively.

We currently project that cash dividends on our common stock in 2015 will be approximately $13 million based on our current dividend rate, the number of shares of our common stock outstanding as of February 1, 2015 and our estimates of stock to be issued during 2015 under our stock incentive plans.

Financing Arrangements

Our capital structure was as follows:

(In millions)	February 1, 2015	February 2, 2014
Short-term borrowings	$8	$7
Current portion of long-term debt	99	85
Capital lease obligations	18	25
Long-term debt	3,439	3,878
Stockholders’ equity	4,364	4,335

In addition, we had $479 million and $593 million of cash and cash equivalents as of February 1, 2015 and February 2, 2014, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion (approximately $8 million based on exchange rates in effect on February 1, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless we give notice of termination. As of February 1, 2015, we had approximately $8 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at February 1, 2015 was approximately 0.45%. The maximum amount of borrowings outstanding during 2014 was equal to the maximum amount of borrowings available under this facility.

One of our European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as Euro-denominated overdraft facilities, which provide for borrowings of up to €60 million (approximately $68 million based on exchange rates in effect on February 1, 2015). These facilities are used primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of February 1, 2015. The maximum amount of borrowings outstanding during 2014 was approximately $32 million.

One of our European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank, which provides for borrowings of up to $3 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish Central Bank lending rate plus 0.50%. There were no borrowings outstanding under this facility as of February 1, 2015. The maximum amount of borrowings outstanding during 2014 was approximately $3 million.

One of our Mexican subsidiaries has a Peso-denominated short-term line of credit facility with a Mexican bank, which provides for borrowings of up to Mex$67 million (approximately $5 million based on exchange rates in effect on February 1, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Interbank Equilibrium Interest Rate plus 1.50%. There were no borrowings outstanding under this facility as of or during the year ended February 1, 2015.

One of our Asian subsidiaries has a short-term $10 million revolving credit facility with one lender to be used primarily to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the year ended February 1, 2015.

One of our Asian subsidiaries has a Korean Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3.000 billion (approximately $3 million based on exchange rates in effect on February 1, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the year ended February 1, 2015.

One of our Latin American subsidiaries has a Brazilian Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$71 million (approximately $27 million based on exchange rates in effect on February 1, 2015) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the year ended February 1, 2015.

We also have the ability to draw revolving borrowings under our senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. There were no borrowings outstanding under these facilities as of February 1, 2015. The maximum amount of revolving borrowings outstanding under these facilities during 2014 was approximately $150 million. In addition, we have certain other facilities under which we had no borrowings outstanding as of or during the year ended February 1, 2015.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $9 million, $10 million and $11 million in 2014, 2013 and 2012, respectively.

2011 Senior Secured Credit Facilities

On May 6, 2010, we entered into senior secured credit facilities, which we amended and restated on March 2, 2011 (the “2011 facilities”). The 2011 facilities consisted of a Euro-denominated Term Loan A facility, a United States dollar-denominated Term Loan A facility, a Euro-denominated Term Loan B facility, a United States dollar-denominated Term Loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The 2011 facilities provided for initial borrowings of up to an aggregate of approximately $1.970 billion (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1.520 billion of term loan facilities; and (ii) approximately $450 million of revolving credit facilities.

We made payments of $300 million on our term loans under the 2011 facilities during 2012.

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

The 2013 facilities consisted of a $1.700 billion United States dollar-denominated Term Loan A facility (recorded net of an original issue discount of $7 million as of the acquisition date), a $1.375 billion United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $7 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen or Swiss Francs. In connection with entering into the 2013 facilities and repaying all outstanding borrowings under the 2011 facilities and all of Warnaco’s previously outstanding long-term debt, we paid debt issuance costs of $67 million (of which $35 million was expensed as debt modification and extinguishment costs and the remainder is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $6 million to write-off previously capitalized debt issuance costs.

We made payments of $500 million on our term loans under the 2013 facilities during 2013.

On March 21, 2014, we amended and restated the 2013 facilities, as discussed in the section entitled “2014 Senior Secured Credit Facilities” below.

2014 Senior Secured Credit Facilities

On March 21, 2014 (the “Restatement Date”), we entered into an amendment (the “Amendment”) to the 2013 facilities (as amended by the Amendment, the “2014 facilities”). The Amendment provided for an additional $350 million principal amount of loans under the Term Loan A facility and an additional $250 million principal amount of loans under the Term Loan B facility and extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2018 to February 13, 2019. The maturity of the Term Loan B facility remains at February 13, 2020. On the Restatement Date, we borrowed the additional principal amounts described above and used the proceeds to redeem all of our outstanding 7 3/8% senior notes, as discussed in the section entitled “7 3/8% Senior Notes Due 2020” below. In connection with entering into the Amendment, we paid debt issuance costs of $13 million (of which $8 million was expensed as debt modification and extinguishment costs and $5 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $3 million to write-off previously capitalized debt issuance costs.

The 2014 facilities consist of a $1.986 billion United States dollar-denominated Term Loan A facility (recorded net of an original issue discount of $8 million), a $1.189 billion United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $6 million) and senior secured revolving credit facilities consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen or Swiss Francs.

The revolving credit facilities also include amounts available for letters of credit. As of February 1, 2015, we had no outstanding revolving credit borrowings and $37 million of letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1.350 billion plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During 2014, we made payments of $425 million on our term loans under the 2014 facilities, the majority of which was voluntary. As of February 1, 2015, we had total term loans outstanding of $2.738 billion, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, we are not required to make any additional mandatory payments under Term Loan B prior to maturity.

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

The United States dollar-denominated borrowings under the 2014 facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1.00% and (iii) a one-month adjusted Eurocurrency rate plus 1.00% (provided that, with respect to the Term Loan B facility, in no event will the base rate be deemed to be less than 1.75%) or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2014 facilities (provided that, with respect to the Term Loan B facility, in no event will the adjusted Eurocurrency rate be deemed to be less than 0.75%).

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

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.75% for adjusted Eurocurrency rate loans and 0.75% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal year ending February 1, 2015, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon our net leverage ratio.

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

During 2014, we entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514 million of our variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Such agreement remains outstanding with a notional amount of $634 million as of February 1, 2015. Under the terms of this agreement, the one-month LIBOR that we will pay is capped at a rate of 1.50%. Therefore, the maximum amount of interest that we will pay on the then-outstanding notional amount will be at the 1.50% capped rate, plus the current applicable margin.

During 2014, we entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $683 million of our variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms, to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

During 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation under the previously outstanding 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $1.033 billion as of February 1, 2015, and is now converting a portion of our variable rate debt obligation under the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a fixed rate of 0.604%, plus the current applicable margin.

In addition, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632 million of our variable rate debt obligation under the previously outstanding 2011 facilities, or any replacement facility with similar terms, to fixed rate debt. Such swap agreement expired June 6, 2014.

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

As of February 1, 2015, we were in compliance with all applicable financial and non-financial covenants.

As of February 1, 2015, our corporate credit was rated Ba2 by Moody’s with a positive outlook and our issuer credit was rated BB+ by Standard & Poor’s with a stable outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

4 1/2% Senior Notes Due 2022

On December 20, 2012, we issued $700 million principal amount of 4 1/2% senior notes due December 15, 2022 in connection with the Warnaco acquisition. We paid $16 million of fees during 2013 in connection with the issuance of these notes, which are amortized over the term of the notes.

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

7 3/8% Senior Notes Due 2020

On May 6, 2010, we issued $600 million principal amount of 7 3/8% senior notes due May 15, 2020.

During 2012, we received the requisite consents from holders of these notes to amend the indenture governing the notes. The amendment increased the amount of secured indebtedness that we were permitted to incur without equally and ratably securing the notes. Under the terms of the consent solicitation, we paid $6 million during 2012 to the holders of the notes.

During 2014, in connection with the amendment and restatement of the 2013 facilities discussed above in the section entitled “2014 Senior Secured Credit Facilities,” we redeemed all of our outstanding 7 3/8% senior notes and, pursuant to the indenture under which the notes were issued, paid a “make whole” premium of $68 million to the holders of the notes. We also recorded costs of $14 million to write-off previously capitalized debt issuance costs associated with these notes.

Contractual Obligations

The following table summarizes, as of February 1, 2015, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2015	2016-2017	2018-2019	Thereafter
(In millions)
Long-term debt(1)	$3,549	$99	$323	$1,490	$1,637
Interest payments on long-term debt	627	107	227	165	128
Short-term borrowings	8	8
Operating and capital leases(2)	2,046	379	581	453	633
Inventory purchase commitments(3)	1,123	1,123
Minimum contractual royalty payments(4)	77	24	32	13	8
Non-qualified supplemental defined benefit plans(5)	16	2	3	3	8
Sponsorship and model payments(6)	23	13	8	2	0
Severance payments(7)	16	15	1
Other contractual obligations(8)	20	20
Total contractual cash obligations	$7,505	$1,790	$1,175	$2,126	$2,414
______________________

(1)
At February 1, 2015, we had outstanding $1.912 billion under a senior secured Term Loan A facility and $837 million under a senior secured Term Loan B facility, which require mandatory payments through February 13, 2020 (according to the mandatory repayment schedules), $700 million of 4 1/2% senior unsecured notes due December 15, 2022 and $100 million of 7 3/4% debentures due November 15, 2023.

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

(3)
Represents contractual commitments for goods on order and not received or paid for as of February 1, 2015. Substantially all of these goods are expected to be received and the related payments are expected to be made within six months of our year end. This amount does not include foreign currency exchange forward contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please refer to Note 9, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

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

(5)
We have an unfunded non-qualified supplemental defined benefit plan covering certain retired executives under which the participants will receive a predetermined amount during the 10 years following the attainment of age 65, provided that prior to the termination of employment with us, the participant has been in such plan for at least 10 years and has attained age 55.

(6)
Represents payment obligations for sponsorships. We have agreements relating to our sponsorship of the Barclay’s Center, the Brooklyn Nets and certain other professional sports teams and athletes and other similar sponsorships, as well as agreements with models and stylists.

(7)	Represents severance payment obligations primarily related to the acquisition and integration of Warnaco and the closure of our Izod retail business.

(8)
Represents a payment of $20 million to PVH Australia to contribute our 50% share of the joint venture funding. This amount is classified as restricted cash, which is included in other current assets in our Consolidated Balance Sheet as of February 1, 2015.

Not included in the above table are contingent purchase price payments we are obligated to pay Mr. Calvin Klein based on 1.15% of total worldwide net sales, as defined in the agreement (as amended) governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $51 million, $53 million and $51 million in 2014, 2013 and 2012, respectively.

Not included in the above table are contingent purchase price payments we are obligated to pay GVM into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India. Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one-year period. We made contingent purchase price payments of $0.6 million, $0.4 million and $0.2 million during 2014, 2013 and 2012, respectively.

Not included in the above table are contributions to our defined benefit qualified pension plans, or payments to employees and retirees in connection with our supplemental executive retirement, supplemental pension and postretirement health plans. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note 11, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. We currently estimate that we will make contributions of approximately $1 million to our pension plans in 2015. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Not included in the above table are $259 million of net potential cash obligations associated with uncertain tax positions due to the uncertainty regarding the future cash outflows associated with such obligations. Please refer to Note 8, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to uncertain tax positions.

Not included in the above table are $16 million of asset retirement obligations related to leased office and retail store locations due to the uncertainty of timing of future cash outflows associated with such obligations. Please refer to Note 21, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

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

MARKET RISK

Financial instruments held by us as of February 1, 2015 include cash and cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap and interest rate cap agreements. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of February 1, 2015. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at February 1, 2015, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.5 million annually. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap and interest rate cap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of February 1, 2015, after taking into account the effect of our interest rate swap and interest rate cap agreements that were in effect at such date, approximately 70% of our long-term debt was at a fixed or capped rate, with the remainder at variable rates. Given our debt position at February 1, 2015, the effect of a 10 basis point change in interest rates on our interest expense would be less than $0.9 million annually. Such amount excludes any impact from our United States dollar-denominated Term Loan B facility, which would currently not be impacted by a 10 basis point change in interest rates due to its adjusted Eurocurrency rate floor of 0.75%. Please refer to Note 7, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion of our credit facilities and interest rate swap and interest rate cap agreements.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components, which expose us to significant foreign exchange risk. Our Heritage Brands businesses also have international components but are less exposed to foreign exchange risk. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results, as our revenue and profit earned in local foreign currencies is translated into United States dollars using an average exchange rate over the representative period. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Brazilian Real, the Japanese Yen, the Korean Won, the British Pound, the Canadian dollar, the Mexican Peso, the Indian Rupee, the Russian Ruble and the Chinese Yuan Renminbi, will have a negative impact on our reported results of operations.

The transaction impact on financial results is common for apparel companies that source goods because these goods are often purchased in United States dollars for foreign affiliates. As with translation, during times of a strengthening United States dollar, our results of operations will be negatively impacted from these transactions because the United States dollar-based inventory converts into a higher amount of local currency inventory, and thus a higher local currency cost of goods when the goods are sold. We also have exposure to changes in foreign currency exchange rates related to certain intercompany loans. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks.

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 0.25% increase or decrease in the assumed discount rate would decrease or increase, respectively, 2015 net periodic pension expense by approximately $35 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

The Financial Accounting Standards Board (FASB) issued in March 2013 guidance that requires an entity to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary that is a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment related to the investment should be released into net income upon a partial sale of such investment. We adopted this guidance during the first quarter of 2014. The adoption did not have any impact on our consolidated results of operations or financial position.

The FASB issued in July 2013 guidance that requires an entity to present an uncertain tax position, or a portion of an uncertain tax position, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, to the extent (i) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the uncertain tax position should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted this guidance prospectively during the first quarter of 2014. The adoption did not have any impact on our consolidated results of operations or financial position.

Accounting Guidance Issued But Not Adopted as of February 1, 2015

The FASB issued in April 2014 guidance that revises the criteria for reporting discontinued operations. The guidance requires that a disposal of a component of an entity or group of components of an entity be reported as discontinued operations if such disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.

The guidance also requires additional disclosures for both discontinued operations and disposals of significant components of an entity that do not qualify as discontinued operations. This guidance becomes effective for us in the first quarter of 2015.
The adoption is not expected to have a material impact on our consolidated results of operations or financial position.

The FASB issued in May 2014 guidance that supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance becomes effective for us in the first quarter of 2017 and early application is not permitted. The new standard is required to be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. We have not yet selected a transition method and are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

The FASB issued in June 2014 guidance to clarify accounting for stock-based compensation awards by requiring that a performance target that affects vesting and that can be met after the requisite service period be treated as a performance condition. This guidance becomes effective for us in the first quarter of 2016. The adoption is not expected to have any impact on our consolidated results of operations or financial position.

The FASB issued in August 2014 guidance that requires an entity’s management to evaluate the entity’s ability to continue as a going concern on an interim and annual basis and requires additional disclosures if conditions give rise to substantial doubt. This guidance becomes effective for us in the fiscal year ending January 29, 2017, with early adoption permitted. The adoption is not expected to have any impact on our consolidated results of operations or financial position.

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

Inventories—Inventories are comprised principally of finished goods and are stated at the lower of cost or market. Cost for principally all wholesale inventories in North America and certain wholesale and retail inventories in Asia and Latin America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. We review current business trends, inventory agings and discontinued merchandise categories to determine adjustments which we estimate will be needed to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. We believe that all inventory writedowns required at February 1, 2015 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—During 2014, 2013 and 2012, we determined that the long-lived assets in certain of our retail stores and other locations were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated the undiscounted future cash flows and the related fair value of each asset. The undiscounted future cash flows for each asset were estimated using current sales trends and other factors. If different assumptions had been used for future sales trends, the recorded impairment charges could have been significantly higher or lower. Note 10, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes a further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

Allowance for doubtful accounts—Trade receivables, as presented on our Consolidated Balance Sheets, are net of an allowance for doubtful accounts. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial condition of our customers and an evaluation of economic conditions. Because we cannot predict future changes in economic conditions and in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and could impact our allowance for doubtful accounts.

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

Authoritative accounting guidance allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for goodwill and other indefinite-lived intangible assets. We would perform the quantitative test if our qualitative assessment determined it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit or asset. Qualitative factors that we consider as part of our assessment include a comparison of the most recent valuation to reporting unit carrying amounts, an increase in our market capitalization and its implied impact on reporting unit fair value, industry and market conditions, macroeconomic conditions, trends in product costs and financial performance of our businesses. If we perform the quantitative test for any reporting units, we use a discounted cash flow method to calculate fair value. The discounted cash flow method is based on the present value of projected cash flows. Assumptions used in these cash flow projections are generally consistent with our internal forecasts. The estimated cash flows are discounted using a rate that represents the weighted average cost of capital. The weighted average cost of capital is based on a number of variables, including the equity-risk premium and risk-free interest rate. Management believes the assumptions used for the impairment tests are consistent with those that would be utilized by a market participant performing similar analyses and valuations. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potential impairment charge if we are unable to recover the carrying value of our goodwill and other intangible assets. For the 2014 annual goodwill impairment test, we elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis using a discounted cash flow method to calculate fair value. Under the quantitative test, the estimated fair value of our reporting units is reconciled to our market capitalization. Our annual goodwill impairment test during 2014 yielded calculated fair values in excess of the carrying amounts for all of our reporting units. During the fourth quarter of 2014, we announced our plan to exit the Izod retail business in 2015. The decision to exit this business was a triggering event that indicated that the amount of goodwill allocated to our Heritage Brands Retail reporting unit could be impaired, prompting the need for us to perform a goodwill impairment test for this reporting unit. As a result of this interim test, the goodwill allocated to the Heritage Brands Retail reporting unit was determined to be impaired and an impairment charge of $12 million was recorded. Within the reconciliation of the fair value of our reporting units to our market capitalization, for each of our reporting units other than Heritage Brands Retail, the resulting percentage of excess fair value over carrying amounts for the annual impairment test was in excess of 37%. No impairment of other indefinite-lived intangible assets resulted from our annual impairment tests.

If different assumptions for our goodwill and other indefinite-lived intangible asset impairment tests had been applied, significantly different outcomes could have resulted. If there was an extended period of a significant decline in our stock price, this could be an indicator that the minimum excess fair value of 37% referred to above could be lessened and the chance of an impairment of goodwill could be raised.

Pension benefits—Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. During 2014, we revised the mortality assumptions used to determine the benefit obligations of our pension plans considering future mortality improvements based on recently published actuarial tables. The improvement in life expectancy increased our benefit obligations and future expense as benefit payments are expected to be paid over an extended period of time. Note 11, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth certain significant rate assumptions used in performing calculations related to our pension plans. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% increase or decrease in the assumed rate of return on assets would decrease or increase, respectively, 2015 net benefit cost by approximately $6 million. Likewise, a 0.25% increase or decrease in the assumed discount rate would decrease or increase, respectively, 2015 net periodic pension expense by approximately $35 million. Actuarial gains and losses are recognized in our operating results in the year in which they occur. These gains and losses are measured at least annually at the end of our fiscal year and, as such, are generally recorded during the fourth quarter of each year.

Stock-based compensation—Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We use the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. This model uses assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. The fair value of restricted stock units and restricted stock is determined based on the quoted price of our common stock on the date of grant. The fair value of our stock options, restricted stock units and restricted stock is recognized as expense over the service period, net of estimated forfeitures. The fair value of contingently issuable performance shares that are not based on market conditions is based on the quoted price of our common stock on the date of grant, reduced for the present value of any dividends expected to be paid on our common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to being earned. We record expense for contingently issuable performance shares that are not based on market conditions based on our current expectations of the probable number of shares that will ultimately be issued. The fair value of contingently issuable performance shares that are subject to market conditions was established using a Monte Carlo Simulation model. We record expense for the awards that are subject to market conditions ratably over the vesting period, net of estimated forfeitures, regardless of whether the market condition is satisfied. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results and future estimates may differ substantially from our current estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to Quantitative and Qualitative Disclosures About Market Risk appears under the heading “Market Risk” in Item 7.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2015. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2015. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to our Board of Directors and with respect to our Audit Committee, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2015.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Transactions with Related Persons,” “Election of Directors” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2015.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 18, 2015.

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

3.5
Certificate Eliminating Reference To Series A Cumulative Participating Preferred Stock From Certificate of Incorporation of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on September 28, 2007).

3.6	Certificate of Designations of Series A Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed May 12, 2010).

3.7
Certificate Eliminating Reference to Series A Convertible Preferred Stock From Certificate of Incorporation of PVH Corp. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on May 3, 2013).

3.8	By-Laws of PVH Corp., as amended through February 2, 2012 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 3, 2012).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended July 31, 2011).

4.2
Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-3 (Reg. No. 33-50751) filed on October 26, 1993); First Supplemental Indenture, dated as of October 17, 2002 to Indenture dated as of November 1, 1993 between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.15 to our Quarterly Report on Form 10-Q for the period ended November 3, 2002); Second Supplemental Indenture, dated as of February 12, 2002 to Indenture, dated as of November 1, 1993, between Phillips-Van Heusen Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 26, 2003); Third Supplemental Indenture, dated as of May 6, 2010, between Phillips-Van Heusen Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.16 to our Quarterly Report on Form 10-Q for the period ended August 1, 2010); Fourth Supplemental Indenture, dated as of February 13, 2013 to Indenture, dated as of November 1, 1993, between PVH Corp. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.11 to our Quarterly Report on Form 10-Q for the period ended May 5, 2013).

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

*10.5	Phillips-Van Heusen Corporation 2003 Stock Option Plan option certificate (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2005).

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

*10.7
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

*10.8
Second Amended and Restated Employment Agreement, dated as of December 23, 2008, between Phillips-Van Heusen Corporation and P. Thomas Murry (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009); First Amendment to Second Amended and Restated Employment Agreement, dated as of January 29, 2010, between Calvin Klein, Inc. and Paul Thomas Murry (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended May 2, 2010); Second Amendment to Second Amended and Restated Employment Agreement, dated January 28, 2011, between Calvin Klein, Inc. and Paul Thomas Murry (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed January 28, 2011); Third Amended and Restated Employment Agreement, dated as of July 1, 2013, between Calvin Klein, Inc. and Paul Thomas Murry
(incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended August 4, 2013); Amendment to Third Amended and Restated Employment Agreement, dated as of March 24, 2014, between Calvin Klein, Inc. and Paul Thomas Murry (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 25, 2014 (“Date of Report” of March 24, 2014)).

*10.9
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

10.10
Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco, Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 22, 2005).

*10.11	PVH Corp. Performance Incentive Bonus Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 26, 2013).

*10.12	PVH Corp. Long-Term Incentive Plan, as amended and restated effective May 2, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 26, 2013).

*10.13
PVH Corp. 2006 Stock Incentive Plan, as amended and restated effective April 26, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 25, 2012); PVH Corp. 2006 Stock Incentive Plan, as amended and restated effective May 7, 2014 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended August 3, 2014).

*10.14
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

*10.15
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

*10.16
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

*10.18
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

*10.19
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

*10.20
Form of Amendment to Outstanding Restricted Stock Unit Award Agreements with Directors under the Phillips-Van Heusen Corporation 2006 Stock Incentive Plan, dated November 19, 2008 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2009).

*10.21	Form of Restricted Stock Unit Agreement between Phillips-Van Heusen and Emanuel Chirico (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on July 1, 2009).

10.22
Credit and Guaranty Agreement, dated as of February 13, 2013, among PVH Corp., Tommy Hilfiger B.V., certain subsidiaries of PVH Corp., Barclays Bank PLC as Administrative Agent and Collateral Agent, Joint Lead Arranger and Joint Lead Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Co-Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Citigroup Global Markets Inc. as Co-Syndication Agent, Joint Lead Arranger and Joint Lead Bookrunner, Credit Suisse Securities (USA) LLC as Co-Documentation Agent and Joint Lead Bookrunner, Royal Bank of Canada as Co-Documentation Agent, and RBC Capital Markets as Joint Lead Bookrunner (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 5, 2013); First Amendment to Credit Agreement, dated as of March 21, 2014, entered into by and among PVH Corp., PVH B.V. (formerly known as Tommy Hilfiger B.V.), the Guarantors listed on the signature pages thereto, each Lender party thereto, each Lender Counterparty party thereto, each Issuing Bank party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended May 4, 2014).

*10.23	Schedule of Non-Management Directors’ Fees, effective June 21, 2012 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 29, 2012).

*10.24
Employment Agreement, dated as of May 6, 2010, between Tommy Hilfiger Group, B.V. and Fred Gehring (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2011); Addendum to Employment Agreement, dated as of December 31, 2010, between Tommy Hilfiger Group, B.V. and Fred Gehring (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2011); Amended and Restated Employment Agreement, dated as of July 23, 2013, between PVH B.V. and Fred Gehring (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended August 4, 2013); Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2013, between PVH B.V. and Fred Gehring (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2014); Second Amendment to Amended and Restated Employment Agreement, dated as of May 23, 2014, between PVH B.V. and Fred Gehring (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 5, 2014).

+*10.25	Second Amended and Restated Employment Agreement, dated as of December 16, 2008, between Phillips-Van Heusen Corporation and Steven B. Shiffman.

+*10.26	First Amendment to Second Amended and Restated Employment Agreement, dated as of March 31, 2011, between Phillips-Van Heusen Corporation and Steven B. Shiffman.

+*10.27	Second Amendment to Second Amended and Restated Employment Agreement, dated as of June 1, 2013, between PVH Corp. and Steven B. Shiffman.

+*10.28	Employment Contract, dated as of April 22, 2004, between Tommy Hilfiger Europe B.V. and Daniel Grieder.

+*10.29	Addendum to Contract of Employment, dated as of July 8, 2004, between Tommy Hilfiger Europe B.V. and Daniel Grieder.

+21	PVH Corp. Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

+	Filed or furnished herewith.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

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

Dated: April 1, 2015

PVH CORP.

By:	/s/ EMANUEL CHIRICO
Emanuel Chirico
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL CHIRICO	Chairman and Chief Executive Officer	April 1, 2015
Emanuel Chirico	(Principal Executive Officer)

/s/ MICHAEL SHAFFER	Executive Vice President and Chief Operating &	April 1, 2015
Michael Shaffer	Financial Officer (Principal Financial Officer)

/s/ BRUCE GOLDSTEIN	Senior Vice President and Controller	April 1, 2015
Bruce Goldstein	(Principal Accounting Officer)

/s/ FRED GEHRING	Executive Chairman, Tommy Hilfiger and	April 1, 2015
Fred Gehring	Vice Chairman and Director

/s/ MARY BAGLIVO	Director	April 1, 2015
Mary Baglivo

/s/ BRENT CALLINICOS	Director	April 1, 2015
Brent Callinicos

/s/ JUAN FIGUEREO	Director	April 1, 2015
Juan Figuereo

/s/ JOSEPH B. FULLER	Director	April 1, 2015
Joseph B. Fuller

/s/ BRUCE MAGGIN	Director	April 1, 2015
Bruce Maggin

/s/ V. JAMES MARINO	Director	April 1, 2015
V. James Marino

/s/ GERALDINE (PENNY) MCINTYRE	Director	April 1, 2015
Geraldine (Penny) McIntyre

/s/ HENRY NASELLA	Director	April 1, 2015
Henry Nasella

/s/ RITA M. RODRIGUEZ	Director	April 1, 2015
Rita M. Rodriguez

/s/ EDWARD ROSENFELD	Director	April 1, 2015
Edward Rosenfeld

/s/ CRAIG RYDIN	Director	April 1, 2015
Craig Rydin

Exhibit Index

10.25	Second Amended and Restated Employment Agreement, effective as of December 16, 2008, between Phillips-Van Heusen Corporation and Steven B. Shiffman.

10.26	First Amendment to Second Amended and Restated Employment Agreement, dated as of March 31, 2011, between Phillips-Van Heusen Corporation and Steven B. Shiffman.

10.27	Second Amendment to Second Amended and Restated Employment Agreement, dated as of June 1, 2013, between PVH Corp. and Steven B. Shiffman.

10.28	Employment Contract, dated as of April 22, 2004, between Tommy Hilfiger Europe B.V. and Daniel Grieder.

10.29	Addendum to Contract of Employment, dated as of July 8, 2004, between Tommy Hilfiger Europe B.V. and Daniel Grieder.

21	PVH Corp. Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PVH CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements—Years Ended February 1, 2015, February 2, 2014 and February 3, 2013	F-2

Consolidated Statements of Comprehensive Income—Years Ended February 1, 2015, February 2, 2014 and February 3, 2013	F-3

Consolidated Balance Sheets—February 1, 2015 and February 2, 2014	F-4

Consolidated Statements of Cash Flows—Years Ended February 1, 2015, February 2, 2014 and February 3, 2013	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest—Years Ended February 1, 2015, February 2, 2014 and February 3, 2013	F-6

Notes to Consolidated Financial Statements	F-7

Selected Quarterly Financial Data - Unaudited	F-57

Management’s Report on Internal Control Over Financial Reporting	F-59

Reports of Independent Registered Public Accounting Firm	F-60

Five Year Financial Summary	F-62

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-64

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PVH CORP.

CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	2014	2013	2012
Net sales	$7,849.1	$7,806.2	$5,540.8
Royalty revenue	300.5	290.7	370.0
Advertising and other revenue	91.6	89.5	132.2
Total revenue	8,241.2	8,186.4	6,043.0
Cost of goods sold	3,914.5	3,967.1	2,793.8
Gross profit	4,326.7	4,219.3	3,249.2
Selling, general and administrative expenses	3,713.6	3,673.5	2,594.3
Debt modification and extinguishment costs	93.1	40.4	—
Equity in income of unconsolidated affiliates, net	9.9	8.0	5.4
Income before interest and taxes	529.9	513.4	660.3
Interest expense	143.5	192.2	118.7
Interest income	5.0	7.5	1.5
Income before taxes	391.4	328.7	543.1
Income tax (benefit) expense	(47.5)	185.3	109.3
Net income	438.9	143.4	433.8
Less: Net loss attributable to redeemable non-controlling interest	(0.1)	(0.1)	—
Net income attributable to PVH Corp.	$439.0	$143.5	$433.8
Basic net income per common share attributable to PVH Corp.	$5.33	$1.77	$5.98
Diluted net income per common share attributable to PVH Corp.	$5.27	$1.74	$5.87

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	2014	2013	2012
Net income	$438.9	$143.4	$433.8
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax (benefit) expense of $(1.7), $(0.1) and $0.5	(545.7)	(105.5)	86.6
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(0.3), $(0.3) and $(0.3)	(0.6)	(0.6)	(0.6)
Net unrealized and realized gain (loss) on effective hedges, net of tax expense (benefit) of $5.6, $(0.3) and $2.7	88.1	6.5	(19.9)
Comprehensive (loss) income	(19.3)	43.8	499.9
Less: Comprehensive income (loss) attributable to redeemable non-controlling interest	0.5	(2.1)	—
Total comprehensive (loss) income attributable to PVH Corp.	$(19.8)	$45.9	$499.9

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	February 1, 2015	February 2, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$479.3	$593.2
Trade receivables, net of allowances for doubtful accounts of $19.0 and $26.4	705.7	730.3
Other receivables	37.5	30.9
Inventories, net	1,257.3	1,281.0
Prepaid expenses	141.1	151.9
Other, including deferred taxes of $115.4 and $155.1	280.3	211.3
Total Current Assets	2,901.2	2,998.6
Property, Plant and Equipment, net	725.7	712.1
Goodwill	3,259.1	3,506.8
Tradenames	2,833.4	3,010.3
Other Intangibles, net	948.2	1,041.9
Other Assets, including deferred taxes of $7.1 and $35.2	264.2	305.9
Total Assets	$10,931.8	$11,575.6
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$565.3	$582.9
Accrued expenses, including deferred taxes of $0.5 and $1.2	724.3	844.2
Deferred revenue	31.2	33.5
Short-term borrowings	8.5	6.8
Current portion of long-term debt	99.3	85.0
Total Current Liabilities	1,428.6	1,552.4
Long-Term Debt	3,438.7	3,878.2
Other Liabilities, including deferred taxes of $1,004.3 and $1,016.6	1,700.2	1,804.2
Redeemable Non-Controlling Interest	—	5.6
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 83,116,062 and 82,679,574 shares issued	83.1	82.7
Additional paid in capital – common stock	2,768.7	2,696.6
Retained earnings	2,001.3	1,574.8
Accumulated other comprehensive (loss) income	(416.5)	42.3
Less: 603,482 and 512,702 shares of common stock held in treasury, at cost	(72.3)	(61.2)
Total Stockholders’ Equity	4,364.3	4,335.2
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$10,931.8	$11,575.6

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2014	2013	2012
OPERATING ACTIVITIES
Net income	$438.9	$143.4	$433.8
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	244.7	313.6	140.4
Equity in income of unconsolidated affiliates, net	(9.9)	(8.0)	(5.4)
Deferred taxes	(31.0)	(62.2)	50.0
Stock-based compensation expense	48.7	58.0	33.6
Impairment of long-lived assets	17.8	8.8	7.5
Actuarial loss (gain) on retirement and benefit plans	138.9	(52.5)	28.1
Debt modification and extinguishment costs	93.1	40.4	—
Net gain on deconsolidation of subsidiaries and joint venture	(8.0)	—	—
Impairment of goodwill	11.9	—	—
Write-down of assets related to sale of Bass	—	16.0	—
Gain on amendment of contract	—	(24.3)	—
Changes in operating assets and liabilities:
Trade receivables, net	(17.4)	(31.7)	55.7
Inventories, net	(71.7)	(44.3)	(57.5)
Accounts payable, accrued expenses and deferred revenue	(41.7)	(41.2)	86.6
Prepaid expenses	(12.6)	52.4	(44.3)
Employer pension contributions	(2.7)	(60.0)	(105.0)
Other, net	(9.9)	103.5	(53.9)
Net cash provided by operating activities	789.1	411.9	569.6
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(13.5)	(1,821.3)	(37.9)
Cash received for sale of Bass	—	49.2	—
Cash received for sale of Chaps sportswear assets	—	18.3	—
Purchase of property, plant and equipment	(255.8)	(237.1)	(210.6)
Contingent purchase price payments	(51.7)	(53.2)	(51.2)
Change in restricted cash	(10.5)	(9.7)	—
Investments in unconsolidated affiliates	(26.2)	(3.5)	(8.4)
Net cash used by investing activities	(357.7)	(2,057.3)	(308.1)
FINANCING ACTIVITIES(1)
Net proceeds from (payments on) short-term borrowings	0.2	(31.0)	(2.2)
Repayment of 2011 facilities	—	(900.0)	(299.6)
Redemption of 7 3/8% senior notes, including make whole premium	(667.6)	—	—
Repayment of Warnaco’s previously outstanding debt	—	(197.0)	—
Proceeds from 2014/2013 facilities, net of related fees	586.7	2,993.4	—
Repayment of 2014/2013 facilities	(425.5)	(500.2)	—
Proceeds from issuance of senior notes	—	—	700.0
Payment of fees associated with issuance of senior notes	—	(16.3)	(5.7)
Net proceeds from settlement of awards under stock plans	13.0	51.6	13.3
Excess tax benefits from awards under stock plans	11.0	37.6	14.9
Cash dividends	(12.5)	(12.3)	(10.9)
Acquisition of treasury shares	(11.1)	(61.5)	(14.0)
Payments of capital lease obligations	(8.7)	(9.5)	(10.9)
Net cash (used) provided by financing activities	(514.5)	1,354.8	384.9
Effect of exchange rate changes on cash and cash equivalents	(30.8)	(8.4)	12.6
(Decrease) increase in cash and cash equivalents	(113.9)	(299.0)	659.0
Cash and cash equivalents at beginning of year	593.2	892.2	233.2
Cash and cash equivalents at end of year	$479.3	$593.2	$892.2

(1) See Note 18 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(In millions, except share and per share data)

		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive (Loss) Income		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
January 29, 2012		$188.6	68,297,773	$68.3	$1,377.9	$1,022.8	$73.8	$(16.0)	$2,715.4
Net income attributable to PVH Corp.						433.8			433.8
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(0.3)							(0.6)		(0.6)
Foreign currency translation adjustments, net of tax expense of $0.5							86.6		86.6
Net unrealized and realized (loss) on effective hedges, net of tax expense of $2.7							(19.9)		(19.9)
Total comprehensive income attributable to PVH Corp.									499.9
Settlement of awards under stock plans			837,360	0.8	12.5				13.3
Tax benefits from awards under stock plans					15.3				15.3
Stock-based compensation expense					33.6				33.6
Conversion of convertible preferred stock		(188.6)	4,189,358	4.2	184.4				—
Cash dividends						(10.9)			(10.9)
Acquisition of 164,065 treasury shares								(14.0)	(14.0)
February 3, 2013		—	73,324,491	73.3	1,623.7	1,445.7	139.9	(30.0)	3,252.6
Net income attributable to PVH Corp.						143.5			143.5
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(0.3)							(0.6)		(0.6)
Foreign currency translation adjustments, net of tax (benefit) of $(0.1)							(103.5)		(103.5)
Net unrealized and realized gain on effective hedges, net of tax (benefit) of $(0.3)							6.5		6.5
Total comprehensive income attributable to PVH Corp.									45.9
Issuance of common stock in connection with the acquisition of Warnaco, including 415,872 treasury shares			7,257,537	7.3	888.9			30.3	926.5
Warnaco employee replacement stock awards included in acquisition consideration					39.8				39.8
Settlement of awards under stock plans			2,097,546	2.1	49.5				51.6
Tax benefits from awards under stock plans					36.7				36.7
Stock-based compensation expense					58.0				58.0
Cash dividends						(12.3)			(12.3)
Acquisition of 514,978 treasury shares								(61.5)	(61.5)
Acquisition date fair value of redeemable non-controlling interest	$5.6
Net loss attributable to redeemable non-controlling interest	(0.1)
Foreign currency translation adjustments attributable to redeemable non-controlling interest	(2.0)
Adjustment to initial fair value of redeemable non-controlling interest	2.1					(2.1)			(2.1)
February 2, 2014	5.6	—	82,679,574	82.7	2,696.6	1,574.8	42.3	(61.2)	4,335.2
Net income attributable to PVH Corp.						439.0			439.0
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(0.3)							(0.6)		(0.6)
Foreign currency translation adjustments, net of tax (benefit) of $(1.7)							(546.3)		(546.3)
Net unrealized and realized gain on effective hedges, net of tax expense of $5.6							88.1		88.1
Total comprehensive (loss) attributable to PVH Corp.									(19.8)
Settlement of awards under stock plans			436,488	0.4	12.6				13.0
Tax benefits from awards under stock plans					10.8				10.8
Stock-based compensation expense					48.7				48.7
Cash dividends						(12.5)			(12.5)
Acquisition of 90,780 treasury shares								(11.1)	(11.1)
Net loss attributable to redeemable non-controlling interest	$(0.1)
Foreign currency translation adjustments attributable to redeemable non-controlling interest	0.6
Deconsolidation of CK India and elimination of related non-controlling interest	(6.1)
February 1, 2015	$—	$—	83,116,062	$83.1	$2,768.7	$2,001.3	$(416.5)	$(72.3)	$4,364.3
See notes to consolidated financial statements.

PVH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s, Olga and Eagle, which are owned, and Speedo, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, MICHAEL Michael Kors, Michael Kors Collection, Chaps, Donald J. Trump Signature Collection, DKNY, Nautica, Ted Baker, J. Garcia, Claiborne, Ike Behar and Ryan Seacrest, which are licensed, as well as various other licensed and private label brands. In addition, through the end of the third quarter of 2013, the Company owned, and operated businesses under, the G.H. Bass & Co. and Bass trademarks. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, intimate apparel, swim products and, to a lesser extent, handbags, footwear and other related products and licenses its owned brands over a broad range of products.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. Please see Note 5, “Investments in Unconsolidated Affiliates,” for a further discussion. The Company acquired as part of the acquisition of The Warnaco Group, Inc. (“Warnaco”) a majority interest in a joint venture in India that was consolidated and accounted for as a redeemable non-controlling interest during 2013. The redeemable non-controlling interest represented the minority shareholders’ proportionate share (49%) of the equity in that entity. During the first quarter of 2014, in connection with the sale of the minority shareholders’ interests to a third party, the Company and the new shareholder entered into a shareholder agreement with different governing arrangements between the Company and the new shareholder as compared to the arrangements with the prior minority shareholders. Based on the new arrangements, the joint venture was deconsolidated and is now accounted for using the equity method of accounting. Please see Note 6, “Redeemable Non-Controlling Interest,” for a further discussion.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from the estimates.

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2014 and 2013 represent the 52 weeks ended February 1, 2015 and February 2, 2014, respectively. Results for 2012 represent the 53 weeks ended February 3, 2013.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents also includes amounts due from third party credit card processors for the settlement of customer debit and credit card transactions that are collectible in one week or less. The Company’s balances of cash and cash equivalents at February 1, 2015 consisted principally of bank deposits and investments in money market funds.

Accounts Receivable — Trade receivables, as presented on the Company’s Consolidated Balance Sheets, are net of returns and allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. Costs associated with allowable customer markdowns and operational chargebacks, net of the expected recoveries, are part of the provision for allowances included in accounts receivable. These provisions result from seasonal negotiations, as well as historic deduction trends net of expected recoveries, and the evaluation of current market conditions.

Goodwill and Other Intangible Assets — The Company assesses the recoverability of goodwill annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that fair value of the reporting unit may have been reduced below its carrying amount. Impairment testing for goodwill is done

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

at a reporting unit level. Under Financial Accounting Standards Board (“FASB”) guidance for goodwill and intangible assets, a reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar economic characteristics.

Authoritative accounting guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. The Company performs the quantitative test if its qualitative assessment determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit or asset. The quantitative goodwill impairment test, if necessary, is a two-step process. The first step is to identify the existence of a potential impairment by comparing the fair value of a reporting unit (the estimated fair value of a reporting unit is calculated using a discounted cash flow model) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined using the same approach as employed when determining the amount of goodwill that would be recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit. For the 2014 annual goodwill impairment test, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis using a discounted cash flow method to calculate fair value. The Company’s annual goodwill impairment test during 2014 yielded calculated fair values in excess of the carrying amounts for all of the Company’s reporting units. During the fourth quarter of 2014, the Company announced its plan to exit the Izod retail business in 2015. The decision to exit this business was a triggering event that indicated that the amount of goodwill allocated to the Heritage Brands Retail reporting unit could be impaired, prompting the need for the Company to perform a goodwill impairment test for this reporting unit. As a result of this interim test, the goodwill allocated to the Heritage Brands Retail reporting unit was determined to be impaired and an impairment charge of $11.9 million was recorded in selling, general and administrative expenses. Please see Note 4, “Goodwill and Other Intangible Assets.” For each of the Company’s reporting units other than Heritage Brands Retail, the resulting percentage of fair value over carrying amounts for the annual impairment test was in excess of 37%. If there was an extended period of a significant decline in the Company’s stock price, this could be an indicator that the minimum excess fair value of 37% referred to above could be lessened and the chance of an impairment of goodwill could be raised.

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Authoritative accounting guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for its indefinite-lived intangible assets. The Company performs the quantitative test if its qualitative assessment determined it was more likely than not that the assets are impaired. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. When performing the quantitative test, an impairment loss is recognized if the carrying amount of the asset exceeds the fair value of the asset, which is determined using the estimated discounted cash flows associated with the asset’s use. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment along with other long-lived assets.

For the 2014 annual indefinite-lived intangible assets impairment test, the Company elected to bypass the qualitative assessment for principally all its indefinite-lived intangible assets and proceeded directly to the quantitative analysis. No impairment of indefinite-lived intangible assets resulted from the Company’s annual impairment tests.

Asset Impairments — The Company reviews for and records impairment losses on long-lived assets (excluding goodwill and other indefinite-lived intangible assets) in accordance with FASB guidance for the impairment or disposal of long-lived assets. The Company records impairment losses when events and circumstances indicate that the assets might be impaired and the carrying amount of the asset is not recoverable and exceeds its fair value. Please see Note 10, “Fair Value Measurements” for a further discussion.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories — Inventories are comprised principally of finished goods and are stated at the lower of cost or market. Cost for principally all wholesale inventories in North America and certain wholesale and retail inventories in Asia and Latin America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. The Company reviews current business trends, inventory agings and discontinued merchandise categories to determine adjustments, which it estimates will be needed to liquidate existing clearance inventories and reduce inventories to the lower of cost or market.

Inventory held on consignment by third parties totaled $15.3 million at February 1, 2015 and $9.7 million at February 2, 2014.

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows: Buildings and building improvements — 15-40 years; machinery, software and equipment — 2-10 years; furniture and fixtures — 2-10 years; and fixtures located in third party customer locations (“shop-in-shops”) and their related costs — 3-5 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. In certain circumstances, contractual renewal options are considered when determining the term of the related lease. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $193.8 million, $189.7 million and $122.4 million in 2014, 2013 and 2012, respectively.

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

Revenue Recognition — Revenue from the Company’s wholesale operations is recognized at the time title to the goods passes and the risk of loss is transferred to customers. For sales by the Company’s retail stores, revenue is recognized when goods are sold to consumers. Revenue for the Company’s e-commerce transactions is recognized at the estimated time of delivery to the customer. Allowances for estimated returns and discounts are provided when sales are recorded. Royalty revenue for licensees whose sales exceed contractual sales minimums, including licensee contributions toward advertising, is recognized when licensed products are sold as reported by the Company’s licensees. For licensees whose sales do not exceed contractual sales minimums, royalty revenue is recognized ratably based on contractual requirements for the timing of minimum payments.

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

Cost of Goods Sold and Selling, General and Administrative Expenses — Costs associated with the production and procurement of product are included in cost of goods sold, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges. Shipping and handling costs incurred by the Company

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

associated with e-commerce transactions are also included in cost of goods sold. Generally, all other expenses, excluding interest and income taxes, are included in selling, general and administrative expenses, including warehousing and distribution expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities and payroll.

Shipping and Handling Fees — Shipping and handling fees billed to customers are included in net sales.

Advertising — Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue. Advertising expenses totaled $384.6 million, $392.5 million and $350.6 million in 2014, 2013 and 2012, respectively. Prepaid advertising expenses recorded in prepaid expenses and other assets totaled $5.2 million and $4.7 million at February 1, 2015 and February 2, 2014, respectively.

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

Financial Instruments — The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows principally associated with certain international inventory purchases and certain intercompany transactions. To help manage these exposures, the Company uses foreign currency forward exchange contracts. The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company entered into interest rate swap agreements and an interest rate cap agreement to hedge against this exposure. The Company does not use derivative financial instruments for speculative or trading purposes. The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair values of the interest rate contracts are based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of accumulated other comprehensive (loss) income (“AOCI”). Any ineffectiveness in such cash flow hedges is immediately recognized in earnings. The Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), including all of the foreign currency forward exchange contracts related to intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. Cash flows from the Company’s derivative instruments are presented in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Translation and Transactions — The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the exchange rates in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. Any adjustments resulting from such translation are recorded in stockholders’ equity as a component of AOCI. Gains and losses on the translation of intercompany loans made between foreign subsidiaries that are of a long-term investment nature are also included in AOCI. Gains and losses on the translation of intercompany loans that are not of a long-term investment nature are recognized in earnings. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity are principally included in selling, general and administrative expenses and totaled a loss of $49.8 million, $4.6 million and $1.9 million in 2014, 2013 and 2012, respectively. The transaction loss recorded in 2014 included a loss of $38.0 million on the revaluation of certain intercompany loans, which was mostly offset by a gain on undesignated foreign currency forward exchange contracts. Please see Note 9, “Derivative Financial Instruments” for a further discussion.

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

Recently Adopted Accounting Guidance — The FASB issued in March 2013 guidance that requires an entity to release any related cumulative translation adjustment into net income when it ceases to have a controlling financial interest in a subsidiary that is a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment related to the investment should be released into net income upon a partial sale of such investment. The Company adopted this guidance during the first quarter of 2014. The adoption did not have any impact on the Company’s consolidated results of operations or financial position.

The FASB issued in July 2013 guidance that requires an entity to present an uncertain tax position, or a portion of an uncertain tax position, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, to the extent (i) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the uncertain tax position should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this guidance prospectively during the first quarter of 2014. The adoption did not have any impact on the Company’s consolidated results of operations or financial position.

Accounting Guidance Issued But Not Adopted as of February 1, 2015 —The FASB issued in April 2014 guidance that revises the criteria for reporting discontinued operations. The guidance requires that a disposal of a component of an entity or group of components of an entity be reported as discontinued operations if such disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance also requires additional disclosures for both discontinued operations and disposals of significant components of an entity that do not qualify as discontinued

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operations. This guidance becomes effective for the Company in the first quarter of 2015. The adoption is not expected to have a material impact on the Company’s consolidated results of operations or financial position.
The FASB issued in May 2014 guidance that supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance becomes effective for the Company in the first quarter of 2017 and early application is not permitted. The new standard is required to be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.
The FASB issued in June 2014 guidance to clarify accounting for stock-based compensation awards by requiring that a performance target that affects vesting and that can be met after the requisite service period be treated as a performance condition. This guidance becomes effective for the Company in the first quarter of 2016. The adoption is not expected to have any impact on the Company’s consolidated results of operations or financial position.
The FASB issued in August 2014 guidance that requires an entity’s management to evaluate the entity’s ability to continue as a going concern on an interim and annual basis and requires additional disclosures if conditions give rise to substantial doubt. This guidance becomes effective for the Company in the fiscal year ending January 29, 2017, with early adoption permitted. The adoption is not expected to have any impact on the Company’s consolidated results of operations or financial position.
2.      ACQUISITIONS AND DIVESTITURES

Acquisition of Warnaco

The Company acquired on February 13, 2013 all of the outstanding equity interests in Warnaco. The results of Warnaco’s operations since that date are included in the Company’s consolidated financial statements. The businesses acquired with Warnaco design, source, market and distribute a broad line of intimate apparel, underwear, jeanswear and swim products worldwide under the Calvin Klein, Speedo, Warner’s and Olga brand names. Warnaco also sold men’s sportswear under the Chaps brand name. Ralph Lauren Corporation, the owner of Chaps, reacquired the Chaps license on February 14, 2013 as a result of the Company’s acquisition of Warnaco.

The Warnaco acquisition provided the Company with complete direct global control of the Calvin Klein brand image and commercial decisions for the two largest Calvin Klein apparel categories — jeanswear and underwear. In addition, the Company believes the acquisition takes advantage of its and Warnaco’s complementary geographic platforms. The former Warnaco operations in Asia and Latin America are expected to enhance Company’s opportunities for Tommy Hilfiger in those regions, and the Company has the ability to leverage its expertise and infrastructure in North America and Europe to enhance the growth and profitability of the Calvin Klein Jeans and Calvin Klein Underwear businesses in those regions.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company incurred certain pre-tax costs directly associated with the acquisition, including short-lived noncash valuation adjustments and amortization, totaling approximately $170.0 million, of which approximately $43.0 million was recorded in 2012 and approximately $127.0 million was recorded during 2013. Please see Note 16, “Exit Activity Costs,” for a discussion of restructuring costs incurred during 2013 and 2014 associated with the integration.

The operations acquired with Warnaco had total revenue of $2,085.1 million and a net loss, after noncash valuation adjustments and amortization and integration costs, of $(45.3) million for the period from the date of acquisition through February 2, 2014. These amounts are included in the Company’s results of operations for the year then ended.

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

	Pro Forma
	Year Ended
(In millions)	2/2/14	2/3/13
Total revenue	$8,249.4	$8,056.4
Net income attributable to PVH Corp.	441.7	379.4

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company finalized the purchase price allocation during the fourth quarter of 2013 and applied applicable measurement period adjustments retrospectively in accordance with FASB guidance for business combinations.

In connection with the acquisition, the Company recorded goodwill of $1,513.2 million, which was assigned to the Company’s Calvin Klein North America, Calvin Klein International, Tommy Hilfiger North America, Tommy Hilfiger International, Heritage Brands Wholesale and Heritage Brands Retail segments in the amounts of $456.0 million, $658.6 million, $5.9 million, $296.5 million, $84.3 million, and $11.9 million, respectively. In accordance with FASB guidance, the goodwill acquired in the Warnaco acquisition was assigned as of the acquisition date to the Company’s reporting units that are expected to benefit from the synergies of the combination. For those reporting units that had not been assigned any of the assets acquired or liabilities assumed in the acquisition, the amount of goodwill assigned was determined by calculating the estimated fair value of such reporting units before the acquisition and their estimated fair values after the acquisition. None of the goodwill has been or is expected to be deductible for tax purposes. Please see Note 19, “Segment Data” for a further discussion on the Company’s reportable segments.

The Company also recorded other intangible assets of $1,628.3 million, which included reacquired license rights of $593.3 million, order backlog of $73.0 million and customer relationships of $149.8 million, which are all amortizable, as well as tradenames of $604.6 million and perpetual license rights of $207.6 million, which have indefinite lives.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Acquisition of Russia Franchisee

The Company acquired for $6.0 million three Tommy Hilfiger stores in Russia during the fourth quarter of 2013 from a former Tommy Hilfiger franchisee. During the first quarter of 2014, the Company acquired for $4.3 million two additional Tommy Hilfiger stores in Russia from the same franchisee. These transactions were accounted for as business combinations.

Acquisition of Ireland Franchisee

The Company acquired for $3.1 million six Tommy Hilfiger stores in Ireland from a former Tommy Hilfiger franchisee during the first quarter of 2014. This transaction was accounted for as a business combination.

Acquisition of Calvin Klein Performancewear Retail Businesses in Hong Kong and China

The Company acquired the Calvin Klein performancewear retail businesses in Hong Kong and China from a former Calvin Klein sublicensee during the third quarter of 2014. The Company paid $6.1 million as consideration for this transaction, which is subject to adjustment. This transaction was accounted for as a business combination. The Company and the former shareholders of the acquired entity are in the process of finalizing the adjustment to the purchase price.

Sale of Chaps Sportswear Assets

As a result of the Company’s acquisition of Warnaco, Ralph Lauren Corporation reacquired on February 14, 2013 the license for Chaps men’s sportswear that Warnaco held from affiliates of Ralph Lauren Corporation. The Chaps sportswear business was previously operated by Warnaco under that license. In connection with this transaction, the Company sold all of the assets of the Chaps sportswear business, which consisted principally of inventory, to Ralph Lauren Corporation for gross proceeds of $18.3 million.

Sale of Bass Business

On November 4, 2013, the Company sold substantially all of the assets of its G.H. Bass & Co. (“Bass”) business. The Company completed the sale of these assets for gross proceeds of $49.2 million and recorded a loss of $16.0 million, which represents the excess of the carrying value of the assets over the proceeds received, plus transaction costs. This loss was principally included in selling, general and administrative expenses in the Company’s Consolidated Income Statements for the year ended February 2, 2014 and was included in the Heritage Brands Retail segment.

A small number of the Company’s Bass stores were excluded from the sale and were deemed to be impaired as of the end of the third quarter of 2013. The Company recorded a loss of $1.2 million related to the impaired stores. Please see Note 10, “Fair Value Measurements,” for a further discussion. In addition, the Company recorded a gain of $3.3 million as a result of writing off certain liabilities in connection with the transaction. The Company also recognized costs related to severance and termination benefits for certain Bass employees, which totaled $1.9 million. The above-mentioned items were included in selling, general and administrative expenses in the Company’s Consolidated Income Statements for the year ended February 2, 2014 and were included in the Heritage Brands Retail segment.

In connection with the sale, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. The estimated fair value of these guarantee obligations at the time of the sale was $4.4 million, which was recorded in the Heritage Brands Retail segment and was included in selling, general and administrative expenses in the Company’s Consolidated Income Statements for the year ended February 2, 2014. The estimated fair value of these guarantee obligations as of February 1, 2015 and February 2, 2014 was $3.0 million and $4.1 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet. Please see Note 10, “Fair Value Measurements,” and Note 20, “Guarantees,” for a further discussion.

In connection with the items outlined above, the Company recorded a net pre-tax loss of $20.2 million during 2013.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Acquisition of Netherlands Franchisee

During the third quarter of 2012, the Company acquired from a former Tommy Hilfiger franchisee in the Netherlands 100% of the share capital of ten affiliated companies, which operate 13 Tommy Hilfiger stores in the Netherlands. The Company paid $13.1 million as consideration for this transaction, which was accounted for as a business combination.

Reacquisition of Tommy Hilfiger Tailored Apparel License

During 2011, the Company entered into agreements to reacquire from a licensee, the rights to distribute Tommy Hilfiger brand tailored apparel in Europe and acquire an outlet store from the licensee. The transfer of the rights and store ownership was effective December 31, 2012. Under these agreements, the Company made a payment of $9.6 million to the licensee in 2011 and an additional payment of $24.8 million to the licensee in 2012. This reacquisition was accounted for as a business combination.

3.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

(In millions)	2014	2013
Land	$1.1	$2.7
Buildings and building improvements	68.9	75.5
Machinery, software and equipment	419.0	388.0
Furniture and fixtures	319.5	291.1
Shop-in-shops	136.4	123.5
Leasehold improvements	554.3	545.5
Construction in progress	13.7	8.5
Property, plant and equipment, gross	1,512.9	1,434.8
Less: Accumulated depreciation	(787.2)	(722.7)
Property, plant and equipment, net	$725.7	$712.1

Construction in progress at February 1, 2015 and February 2, 2014 represents costs incurred for machinery, software and equipment, furniture and fixtures and leasehold improvements not yet placed in use, principally related to the construction of retail stores. Interest costs capitalized in construction in progress were immaterial during 2014, 2013 and 2012.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 3, 2013
Goodwill, gross	$207.1	$201.5	$198.5	$1,196.6	$155.1	$—	$1,958.8
Accumulated impairment losses	—	—	—	—	—	—	—
Goodwill, net	207.1	201.5	198.5	1,196.6	155.1	—	1,958.8
Contingent purchase price payments to Mr. Calvin Klein	25.1	25.9	—	—	—	—	51.0
Goodwill from acquisition of Russia franchisee	—	—	—	5.1	—	—	5.1
Goodwill from acquisition of Warnaco	456.0	658.6	5.9	296.5	84.3	11.9	1,513.2
Currency translation and other	(4.6)	(8.2)	—	(8.3)	(0.2)	—	(21.3)
Balance as of February 2, 2014
Goodwill, gross	683.6	877.8	204.4	1,489.9	239.2	11.9	3,506.8
Accumulated impairment losses	—	—	—	—	—	—	—
Goodwill, net	683.6	877.8	204.4	1,489.9	239.2	11.9	3,506.8
Contingent purchase price payments to Mr. Calvin Klein	28.2	22.3	—	—	—	—	50.5
Goodwill from acquisition of Russia franchisee	—	—	—	3.8	—	—	3.8
Goodwill from acquisition of Ireland franchisee	—	—	—	3.7	—	—	3.7
Goodwill from acquisition of Calvin Klein performancewear retail businesses in Hong Kong and China	—	5.9	—	—	—	—	5.9
Goodwill impairment loss related to exit of Izod retail business	—	—	—	—	—	(11.9)	(11.9)
Currency translation and other	(6.4)	(46.4)	—	(246.0)	(0.9)	—	(299.7)
Balance as of February 1, 2015
Goodwill, gross	705.4	859.6	204.4	1,251.4	238.3	11.9	3,271.0
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$705.4	$859.6	$204.4	$1,251.4	$238.3	$—	$3,259.1

In accordance with FASB guidance, the goodwill acquired in the Warnaco acquisition was assigned, as of the acquisition date, to the Company’s reporting units that were expected to benefit from the synergies of the combination. For those reporting units that had not been assigned any of the assets acquired or liabilities assumed in the acquisition, the amount of goodwill assigned was determined by calculating the estimated fair value of such reporting units before the acquisition and their estimated fair values after the acquisition.

During the fourth quarter of 2014, the Company announced its plan to exit its Izod retail business in 2015. The decision to exit this business was a triggering event that indicated that the amount of goodwill allocated to the Heritage Brands Retail reporting unit could be impaired, prompting the need for the Company to perform a goodwill impairment test for this reporting unit. As a result of this interim test, the goodwill allocated to the Heritage Brands Retail reporting unit was determined to be impaired and an impairment charge of $11.9 million was recorded in selling, general and administrative expenses.

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

The Company’s intangible assets consisted of the following:

	February 1, 2015			February 2, 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$311.6	$(95.5)	$216.1	$335.7	$(68.3)	$267.4
Covenants not to compete	2.2	(2.2)	—	2.2	(2.2)	—
Order backlog	104.4	(104.4)	—	104.4	(104.4)	—
Reacquired license rights	557.9	(40.9)	517.0	578.6	(23.0)	555.6
Total intangible assets subject to amortization	976.1	(243.0)	733.1	1,020.9	(197.9)	823.0

Indefinite-lived intangible assets:
Tradenames	2,833.4	—	2,833.4	3,010.3	—	3,010.3
Perpetual license rights	204.3	—	204.3	206.0	—	206.0
Reacquired perpetual license rights	10.8	—	10.8	12.9	—	12.9
Total indefinite-lived intangible assets	3,048.5	—	3,048.5	3,229.2	—	3,229.2
Total intangible assets	$4,024.6	$(243.0)	$3,781.6	$4,250.1	$(197.9)	$4,052.2

The difference in the gross carrying amount of intangible assets from February 2, 2014 to February 1, 2015 was due to changes in foreign currency rates.

Amortization expense related to the Company’s amortizable intangible assets was $45.1 million and $118.6 million for 2014 and 2013, respectively.

Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, amortization expense for the next five years related to the Company’s intangible assets as of February 1, 2015 is expected to be as follows:

(In millions)
Fiscal Year	Amount
2015	$41.8
2016	41.8
2017	41.8
2018	41.8
2019	41.8

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Karl Lagerfeld
The Company acquired a 10% economic interest in Kingdom Holding 1 B.V., the parent company of the Karl Lagerfeld brand, during the first quarter of 2014 for $18.9 million. One of the Company’s directors owns approximately 35% of Kingdom Holding 1 B.V. The Company has significant influence as defined under FASB guidance with respect to its investment in Kingdom Holding 1 B.V. Therefore, this investment is being accounted for under the equity method of accounting.
Calvin Klein, Tommy Hilfiger, and Heritage Brands Australia

The Company formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in 2013 in which the Company owns a 50% economic interest. The joint venture licenses from a subsidiary of the Company the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, the Company contributed to the joint venture its subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. In connection with this contribution, which took place on the first day of 2014, the Company deconsolidated these subsidiaries and recognized a net gain of $2.1 million in 2014, which was recorded in selling, general and administrative expenses. The gain was measured as the difference between the fair value of the Company’s 50% interest and the carrying value of the net assets and cash contributed. The fair value was determined by a third party valuation firm using the discounted cash flow method, based on net sales projections for the Calvin Klein business in Australia, New Zealand, and other island nations in the South Pacific and was discounted using a rate of return that accounted for the relative risks of the estimated future cash flows. The Company made net payments of $7.3 million and $0.7 million to PVH Australia during 2014 and 2013, respectively, representing its 50% share of funding. This investment is being accounted for under the equity method of accounting.

Subsequent to the end of 2014, the Company completed a transaction whereby the Tommy Hilfiger and Van Heusen brands in Australia were licensed to subsidiaries of PVH Australia. Tommy Hilfiger had previously been licensed to a third party and Van Heusen had previously been licensed to the joint venture partner in PVH Australia. In connection with this transaction, the Company placed $20.2 million into an escrow account prior to the end of 2014 that was paid in 2015 when the transaction was completed. This amount was classified as restricted cash as of February 1, 2015. Restricted cash is included in other current assets in the Company’s Consolidated Balance Sheets.

Calvin Klein India

The Company acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”) as part of the Warnaco acquisition. The joint venture licenses from a Company subsidiary the rights to the Calvin Klein trademark in India. Beginning in the first quarter of 2014, this investment is being accounted for under the equity method of accounting. Please see Note 6, “Redeemable Non-Controlling Interest,” for a further discussion.

Tommy Hilfiger Brazil

The Company formed a joint venture, Tommy Hilfiger do Brasil S.A., in Brazil in 2012, in which the Company owns a 40% economic interest. The joint venture licenses from a Company subsidiary the rights to the Tommy Hilfiger trademarks in Brazil. The Company made payments of $2.8 million and $6.5 million, to Tommy Hilfiger do Brasil S.A. during 2013 and 2012, respectively, to contribute its 40% share of the joint venture funding. This investment is being accounted for under the equity method of accounting.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tommy Hilfiger India

The Company acquired in 2011 a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India licenses from a Company subsidiary the rights to the Tommy Hilfiger trademarks in India for all categories (other than fragrance), operates a wholesale apparel, footwear and handbags business in connection with its license, and sublicenses the trademarks for certain other product categories. The Company made payments totaling $1.9 million to TH India during 2012 to contribute its 50% share of the joint venture funding. This investment is being accounted for under the equity method of accounting.

Included in other assets in the Company’s Consolidated Balance Sheets as of February 1, 2015 and February 2, 2014 is $108.3 million and $71.3 million, respectively, related to these investments in unconsolidated affiliates.

6.      REDEEMABLE NON-CONTROLLING INTEREST

CK India was consolidated in the Company’s financial statements during 2013. Please see Note 5, “Investments in Unconsolidated Affiliates,” for a further discussion.

The fair value of the non-controlling interest in CK India as of the date it was acquired by the Company was $5.6 million. During 2013, subsequent changes in the fair value of the redeemable non-controlling interest were recognized immediately as they occurred and the carrying amount of the redeemable non-controlling interest was adjusted to equal the fair value at the end of each reporting period, provided that this amount at the end of each reporting period was not lower than the initial fair value. Any fair value adjustment to the carrying amount of the redeemable non-controlling interest was recognized immediately in retained earnings of the Company. After adjusting the carrying amount for net income and other comprehensive income during 2013, an adjustment to retained earnings of $2.1 million was necessary to increase the fair value of the redeemable non-controlling interest as of February 2, 2014, to the initial fair value of $5.6 million.

During the first quarter of 2014, Arvind Limited, the Company’s joint venture partner in TH India, purchased the Company’s prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between the Company and the new shareholder as compared to the arrangements with the prior minority shareholders, the Company no longer is deemed to hold a controlling interest in the joint venture. CK India was deconsolidated, as a result, and the Company began reporting its 51% interest as an equity method investment in the first quarter of 2014. The Company recognized a net gain of $5.9 million in connection with the deconsolidation of CK India during the first quarter of 2014, which was recorded in selling, general and administrative expenses. The gain was measured as the difference between the fair value of the Company’s 51% interest and the carrying value. The fair value was determined by a third party valuation firm using the discounted cash flow method, based on net sales projections for the Calvin Klein business in India and was discounted using a rate of return that accounted for the relative risks of the estimated future cash flows.

7.      DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000.0 million (approximately $8.5 million based on exchange rates in effect on February 1, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless the Company gives notice of termination. As of February 1, 2015, the Company had approximately $8.5 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at February 1, 2015 was approximately 0.45%. The maximum amount of borrowings outstanding during 2014 was equal to the maximum amount of borrowings available under this facility.

One of the Company’s European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as Euro-denominated overdraft facilities, which provide for borrowings of up to €60.0 million (approximately $67.8 million based on exchange rates in effect on February 1, 2015). These facilities are used primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of February 1, 2015. The maximum amount of borrowings outstanding during 2014 was approximately $31.9 million.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

One of the Company’s European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank, which provides for borrowings of up to $3.0 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish Central Bank lending rate plus 0.50%. There were no borrowings outstanding under this facility as of February 1, 2015. The maximum amount of borrowings outstanding during 2014 was approximately $2.7 million.

One of the Company’s Mexican subsidiaries has a Peso-denominated short-term line of credit facility with a Mexican bank, which provides for borrowings of up to Mex$67.4 million (approximately $4.5 million based on exchange rates in effect on February 1, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Interbank Equilibrium Interest Rate plus 1.50%. There were no borrowings outstanding under this facility as of or during the year ended February 1, 2015.

One of the Company’s Asian subsidiaries has a short-term $10.0 million revolving credit facility with one lender to be used primarily to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the year ended February 1, 2015.

One of the Company’s Asian subsidiaries has a Korean Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3,000.0 million (approximately $2.7 million based on exchange rates in effect on February 1, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the year ended February 1, 2015.

One of the Company’s Latin American subsidiaries has a Brazilian Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$71.0 million (approximately $26.7 million based on exchange rates in effect on February 1, 2015) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the year ended February 1, 2015.

The Company also has the ability to draw revolving borrowings under its senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. There were no borrowings outstanding under these facilities as of February 1, 2015. The maximum amount of revolving borrowings outstanding under these facilities during 2014 was approximately $150.0 million. In addition, the Company has certain other facilities under which there were no borrowings outstanding as of or during the year ended February 1, 2015.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	2014	2013

Senior secured Term Loan A facility due 2019(1)	$1,905.5	$1,630.6
Senior secured Term Loan B facility due 2020	832.8	932.9
7 3/8% senior unsecured notes due 2020	—	600.0
4 1/2% senior unsecured notes due 2022	700.0	700.0
7 3/4% debentures due 2023	99.7	99.7
Total	3,538.0	3,963.2
Less: Current portion of long-term debt	99.3	85.0
Long-term debt	$3,438.7	$3,878.2

(1) As discussed in the section entitled “2014 Senior Secured Credit Facilities,” on March 21, 2014, the Company amended and restated the 2013 senior secured credit facilities and extended the maturity of its senior secured Term Loan A facility from 2018 to 2019.

Please refer to Note 10, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of February 1, 2015 and February 2, 2014.

As of February 1, 2015, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
2015	$99.3
2016	136.6
2017	186.2
2018	198.6
2019	1,291.1

As of February 1, 2015, after taking into account the effect of the Company’s interest rate swap and cap agreements discussed in the section entitled “2014 Senior Secured Credit Facilities” below, which were in effect as of such date, approximately 70% of the Company’s long-term debt had a fixed or capped rate, with the remainder at uncapped variable rates.

2011 Senior Secured Credit Facilities

On May 6, 2010, the Company entered into senior secured credit facilities, which it amended and restated on March 2, 2011 (the “2011 facilities”). The 2011 facilities consisted of a Euro-denominated Term Loan A facility, a United States dollar-denominated Term Loan A facility, a Euro-denominated Term Loan B facility, a United States dollar-denominated Term Loan B facility, a United States dollar-denominated revolving credit facility and two multi-currency (one United States dollar and Canadian dollar, and the other Euro, Japanese Yen and British Pound) revolving credit facilities. The 2011 facilities provided for initial borrowings of up to an aggregate of approximately $1,970.0 million (based on applicable exchange rates on March 2, 2011), consisting of (i) an aggregate of approximately $1,520.0 million of term loan facilities; and (ii) approximately $450.0 million of revolving credit facilities.

The Company made payments of $299.6 million on its term loans under the 2011 facilities during 2012.

In connection with the Warnaco acquisition, the Company modified and extinguished the 2011 facilities and repaid all outstanding borrowings thereunder, as discussed in the section entitled “2013 Senior Secured Credit Facilities” below.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2013 Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, the Company entered into senior secured credit facilities (the “2013 facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under the 2011 facilities and repay all of Warnaco’s previously outstanding long-term debt. The 2013 facilities consisted of a $1,700.0 million United States dollar-denominated Term Loan A facility (recorded net of an original issue discount of $7.3 million as of the acquisition date), a $1,375.0 million United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $6.9 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750.0 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475.0 million United States dollar-denominated revolving credit facility, (b) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185.9 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen or Swiss Francs. In connection with entering into the 2013 facilities and repaying all outstanding borrowings under the 2011 facilities and all of Warnaco’s previously outstanding long-term debt, the Company paid debt issuance costs of $67.4 million (of which $34.6 million was expensed as debt modification and extinguishment costs and $32.8 million was being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $5.8 million to write-off previously capitalized debt issuance costs.

The Company made payments of $500.2 million on its term loans under the 2013 facilities during 2013.

On March 21, 2014, the Company amended and restated the 2013 facilities, as discussed in the section entitled “2014 Senior Secured Credit Facilities” below.

2014 Senior Secured Credit Facilities

On March 21, 2014 (the “Restatement Date”), the Company entered into an amendment (the “Amendment”) to the 2013 facilities (as amended by the Amendment, the “2014 facilities”). The Amendment provided for an additional $350.0 million principal amount of loans under the Term Loan A facility and an additional $250.0 million principal amount of loans under the Term Loan B facility and extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2018 to February 13, 2019. The maturity of the Term Loan B facility remains at February 13, 2020. On the Restatement Date, the Company borrowed the additional principal amounts described above and used the proceeds to redeem all of its outstanding 7 3/8% senior notes, as discussed in the section entitled “7 3/8% Senior Notes Due 2020” below. In connection with entering into the Amendment, the Company paid debt issuance costs of $13.3 million (of which $8.0 million was expensed as debt modification and extinguishment costs and $5.3 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $3.2 million to write-off previously capitalized debt issuance costs.

The 2014 facilities consist of a $1,986.3 million United States dollar-denominated Term Loan A facility (recorded net of an original issue discount of $7.8 million), a $1,188.6 million United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $5.7 million) and senior secured revolving credit facilities consisting of (a) a $475.0 million United States dollar-denominated revolving credit facility, (b) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185.9 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen or Swiss Francs.

The revolving credit facilities also include amounts available for letters of credit. As of February 1, 2015, the Company had no outstanding revolving credit borrowings and $36.7 million of letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350.0 million plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During 2014, the Company made payments of $425.5 million on its term loans under the 2014 facilities, the majority of which was voluntary. As of February 1, 2015, the Company had total term loans outstanding of $2,738.3 million, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, the Company is not required to make any additional mandatory payments under Term Loan B prior to maturity.

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

The United States dollar-denominated borrowings under the 2014 facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1.00% and (iii) a one-month adjusted Eurocurrency rate plus 1.00% (provided that, with respect to the Term Loan B facility, in no event will the base rate be deemed to be less than 1.75%) or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2014 facilities (provided that, with respect to the Term Loan B facility, in no event will the adjusted Eurocurrency rate be deemed to be less than 0.75%).

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

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.75% for adjusted Eurocurrency rate loans and 0.75% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal year ending February 1, 2015, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon the Company’s net leverage ratio.

The 2014 facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amended; certain events related to certain of the guarantees by the Company and certain of its subsidiaries, and certain pledges of its assets and those of certain of its subsidiaries, as security for the obligations under the 2014 facilities; and a change in control (as defined in the 2014 facilities).

During 2014, the Company entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514.2 million of the Company’s variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Such agreement remains outstanding with a notional amount of $634.1 million as of February 1, 2015. Under the terms of this agreement, the one-month LIBOR that the Company will pay is capped at a rate of 1.50%. Therefore, the maximum amount of interest that the Company will pay on the then-outstanding notional amount will be at the 1.50% capped rate, plus the current applicable margin.

During 2014, the Company entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $682.6 million of the Company’s variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms, to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and it will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

During 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228.8 million of the Company’s variable rate debt obligation under its previously outstanding 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $1,032.5 million as of February 1, 2015, and is now converting a portion of the Company’s variable rate debt obligation under the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and it will pay a fixed rate of 0.604%, plus the current applicable margin.

In addition, the Company entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632.0 million of the Company’s variable rate debt obligation under its previously outstanding 2011 facilities, or any replacement facility with similar terms, to fixed rate debt. Such swap agreement expired June 6, 2014.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company’s other debt. If the Company was unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of the Company’s other indebtedness.

4 1/2% Senior Notes Due 2022

On December 20, 2012, the Company issued $700.0 million principal amount of 4 1/2% senior notes due December 15, 2022 in connection with the Warnaco acquisition. The Company paid $16.3 million of fees during 2013 in connection with the issuance of these notes, which are amortized over the term of the notes.

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

7 3/8% Senior Notes Due 2020

On May 6, 2010, the Company issued $600.0 million principal amount of 7 3/8% senior notes due May 15, 2020.

During 2012, the Company received the requisite consents from holders of these notes to amend the indenture governing the notes. The amendment increased the amount of secured indebtedness that the Company was permitted to incur without equally and ratably securing the notes. Under the terms of the consent solicitation, the Company paid $5.7 million during 2012 to the holders of the notes.

During 2014, in connection with the amendment and restatement of the 2013 facilities discussed above in the section entitled “2014 Senior Secured Credit Facilities,” the Company redeemed all of its outstanding 7 3/8% senior notes and, pursuant to the indenture under which the notes were issued, paid a “make whole” premium of $67.6 million to the holders of the notes. The Company also recorded costs of $14.3 million to write-off previously capitalized debt issuance costs associated with these notes.

Substantially all of the Company’s assets have been pledged as collateral to secure the Company’s obligations under its senior secured credit facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 4, “Goodwill and Other Intangible Assets.”

Interest paid was $141.7 million, $170.8 million and $96.7 million during 2014, 2013 and 2012, respectively.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.      INCOME TAXES

The domestic and foreign components of (loss) income before provision for income taxes were as follows:

(In millions)	2014	2013	2012
Domestic	$(103.4)	$98.7	$229.1
Foreign	494.8	230.0	314.0
Total	$391.4	$328.7	$543.1

The 2014 domestic pre-tax loss includes an actuarial loss of $138.9 million, recorded in the fourth quarter, related to the Company’s United States retirement plans.

Taxes paid were $102.9 million, $45.8 million and $55.5 million in 2014, 2013 and 2012.

The (benefit) provision for income taxes attributable to income consisted of the following:

(In millions)	2014	2013	2012
Federal:
Current	$(35.4)	$117.0	$18.8
Deferred	(54.8)	(29.3)	35.8
State and local:
Current	3.4	5.8	4.7
Deferred	(4.3)	(5.2)	6.3
Foreign:
Current	15.5	124.7	35.8
Deferred	28.1	(27.7)	7.9
Total	$(47.5)	$185.3	$109.3

The Company’s (benefit) provision for income taxes for the years 2014, 2013 and 2012 was different from the amount computed by applying the statutory United States federal income tax rates to the underlying income as follows:

	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(1.1)%	(3.0)%	1.2%
Effects of international jurisdictions, including foreign tax credits	(23.3)%	(23.9)%	(14.3)%
Nondeductible professional fees in connection with acquisitions	—%	—%	1.0%
Change in estimates for uncertain tax positions	(24.0)%	44.3%	0.7%
Previously unrecognized tax credits	—%	—%	(1.0)%
Change in valuation allowance	1.1%	5.8%	(1.6)%
Other, net	0.2%	(1.8)%	(0.9)%
Effective tax rate	(12.1)%	56.4%	20.1%

Changes in estimates of uncertain tax positions in 2014 principally include the effect of both favorable resolutions of positions in international jurisdictions and statute of limitation expirations.

In 2013, the Company recorded $145.5 million of tax expense, which increased the 2013 effective tax rate by 44.3% and is displayed in the above table as change in estimates for uncertain tax positions. The majority of this expense related to an increase to the Company’s previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements. On May 14, 2014, the Company resolved for $179.0 million this uncertain tax position, for

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

which it had previously recorded a liability of approximately $185.0 million. The liability will be settled over three years. Accordingly, in the second quarter of 2014, the Company recognized a tax benefit of approximately $6.0 million and recorded a reduction of approximately $185.0 million in its liability for uncertain tax positions.

Effects of international jurisdictions, including foreign tax credits, reflected in the above table for 2014, 2013 and 2012 include not only those taxes at statutory income tax rates but also taxes at special rates levied on income from certain jurisdictional activities. The Company expects to benefit from these special rates until 2024.

The components of deferred income tax assets and liabilities were as follows:

(In millions)	2014	2013
Gross deferred tax assets
Tax loss and credit carryforwards	$261.1	$282.9
Employee compensation and benefits	140.7	82.4
Inventories	22.3	18.0
Accounts receivable	33.2	26.7
Accrued expenses	31.4	38.1
Other, net	26.0	40.2
Subtotal	514.7	488.3
Valuation allowances	(45.6)	(43.6)
Total gross deferred tax assets, net of valuation allowances	$469.1	$444.7
Gross deferred tax liabilities
Intangibles	$(1,279.9)	$(1,197.1)
Property, plant and equipment	(71.5)	(75.1)
Total gross deferred tax liabilities	$(1,351.4)	$(1,272.2)
Net deferred tax liability	$(882.3)	$(827.5)

At the end of 2014, the Company had on a tax effected basis approximately $261.1 million of net operating loss and tax credit carryforwards available to offset future taxable income in various jurisdictions. This includes net operating loss carryforwards of approximately $21.2 million for various state and local jurisdictions and $52.5 million for various foreign jurisdictions. The Company also had federal and state tax credit and other carryforwards of $187.4 million. The carryforwards expire principally between 2016 and 2034.

The Company does not provide for deferred taxes on the excess of financial reporting over tax basis on its investments in all of its foreign subsidiaries that are essentially permanent in duration. The earnings that are permanently reinvested were $1.8 billion as of February 1, 2015. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Uncertain tax positions activity for each of the last three years was as follows:

(In millions)	2014	2013	2012
Balance at beginning of year	$485.7	$197.9	$184.0
Increase due to assumed Warnaco positions	—	142.8	—
Increases related to prior year tax positions	16.8	123.4	3.8
Decreases related to prior year tax positions	(239.3)	(3.2)	(2.7)
Increases related to current year tax positions	38.2	64.1	22.1
Lapses in statute of limitations	(36.3)	(38.3)	(10.9)
Effects of foreign currency translation	(20.6)	(1.0)	1.6
Balance at end of year	$244.5	$485.7	$197.9

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The entire amount of uncertain tax positions as of February 1, 2015, if recognized, would reduce the future effective tax rate under current accounting provisions.

Interest and penalties related to uncertain tax positions are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Income Statements for the years 2014, 2013 and 2012 totaled a benefit of $(25.9) million, an expense of $15.3 million and an expense of $3.4 million, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of February 1, 2015, February 2, 2014 and February 3, 2013 totaled $28.6 million, $67.9 million and $14.0 million, respectively. The Company records its liabilities for uncertain tax positions principally in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets based on the anticipated timing of relieving such liabilities.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. With few exceptions, examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2005. It is reasonably possible that a reduction of uncertain tax positions in a range of $40.0 million to $50.0 million may occur within 12 months of February 1, 2015.

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

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of AOCI. The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. No amounts were excluded from effectiveness testing. There was no ineffective portion of cash flow hedges in 2014 or 2013. In addition, the Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), including all of the foreign currency forward exchange contracts related to intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	2014	2013	2014	2013
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$79.8	$5.0	$0.2	$6.2
Interest rate contracts	0.6	2.2	15.3	6.8
Total contracts designated as cash flow hedges	80.4	7.2	15.5	13.0
Undesignated contracts:
Foreign currency forward exchange contracts (principally intercompany transactions)	30.6	0.8	1.1	0.0
Total undesignated contracts	30.6	0.8	1.1	0.0
Total	$111.0	$8.0	$16.6	$13.0

At February 1, 2015, the notional amount outstanding of foreign currency forward exchange contracts was $887.7 million. Such contracts expire principally between February 2015 and January 2016.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income		Gain (Loss) Reclassified from AOCI into Income (Expense)

(In millions)			Location	Amount
	2014	2013		2014	2013
Foreign currency forward exchange contracts (inventory purchases)	$114.2	$4.8	Cost of goods sold	$10.2	$(1.1)
Interest rate contracts	(16.7)	(5.9)	Interest expense	(6.4)	(6.3)
Total	$97.5	$(1.1)		$3.8	$(7.4)

A net gain in AOCI on foreign currency forward exchange contracts at February 1, 2015 of $103.6 million is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at February 1, 2015 of $2.9 million is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange undesignated contracts:

	Gain (Loss) Recognized in Income
(In millions)	Location	Amount
		2014	2013
Foreign currency forward exchange contracts (inventory purchases)	Selling, general and administrative expenses	$—	$0.2
Foreign currency forward exchange contracts (principally intercompany transactions)	Selling, general and administrative expenses	30.1	(1.4)

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of February 1, 2015.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	2014				2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$110.4	N/A	$110.4	N/A	$5.8	N/A	$5.8
Interest rate contracts	N/A	0.6	N/A	0.6	N/A	2.2	N/A	2.2
Total Assets	N/A	$111.0	N/A	$111.0	N/A	$8.0	N/A	$8.0

Liabilities:
Foreign currency forward exchange contracts	N/A	$1.3	N/A	$1.3	N/A	$6.2	N/A	$6.2
Interest rate contracts	N/A	15.3	N/A	15.3	N/A	6.8	N/A	6.8
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$4.0	4.0	N/A	N/A	$4.2	4.2
Total Liabilities	N/A	$16.6	$4.0	$20.6	N/A	$13.0	$4.2	$17.2

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

Pursuant to the agreement governing the reacquisition of the rights in India to the Tommy Hilfiger trademarks (which the Company entered into in connection with its acquisition of its 50% ownership of TH India), the Company is required to make annual contingent purchase price payments into 2016 (or, under certain circumstances, into 2017) based on a percentage of annual sales in excess of an agreed upon threshold of Tommy Hilfiger products in India. Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one-year period. The Company made annual contingent purchase price payments of $0.6 million, $0.4 million and $0.2 million during 2014, 2013 and 2012, respectively. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such liability was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

price payments and payments made to reduce the liability, changes in the fair value are included within selling, general and administrative expenses.

The following table presents the change in the Level 3 contingent purchase price payment liability during 2014 and 2013:

(In millions)	2014	2013
Beginning Balance	$4.2	$7.0
Payments	(0.6)	(0.4)
Adjustments included in earnings	0.4	(2.4)
Ending Balance	$4.0	$4.2

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of February 1, 2015 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	35.0%
Approximate discount rate	15.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $0.5 million.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $0.5 million.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment, other long-lived assets and goodwill) during 2014 and 2013, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
	Level 1	Level 2	Level 3
2014	N/A	N/A	$1.3	$1.3	$29.7
2013	N/A	N/A	$1.1	$1.1	$8.8

Long-lived assets with a carrying amount of $13.3 million were written down to a fair value of $1.3 million during 2014 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The $12.0 million impairment charge was included in selling, general and administrative expenses, of which $0.1 million was recorded in the Calvin Klein North America segment, $3.8 million was recorded in the Calvin Klein International segment, $3.4 million was recorded in the Tommy Hilfiger North America segment, $1.7 million was recorded in the Tommy Hilfiger International segment and $3.0 million was recorded in the Heritage Brands Retail segment.

Long-lived assets with a carrying amount of $5.8 million and goodwill of $11.9 million were written down to a fair value of zero during 2014 in connection with the exit of the Company’s Izod retail business. The impairment charge was included in selling, general and administrative expenses in the Heritage Brands Retail segment.

Long-lived assets with a carrying amount of $8.7 million were written down to a fair value of $1.1 million during 2013 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge of $7.6 million was included in selling, general and administrative expenses, of which $0.8 million was recorded in the Calvin Klein North America segment, $1.0 million was recorded in the Calvin Klein International segment, $3.1 million was recorded in the Tommy Hilfiger North America segment, $2.2 million was recorded in the Tommy Hilfiger International segment and $0.5 million was recorded in the Heritage Brands Retail segment.

Long-lived assets with a carrying amount of $1.2 million were written down to a fair value of zero during 2013 in connection with the sale of substantially all of the assets of the Company’s Bass business. The impairment charge was included in selling, general and administrative expenses in the Heritage Brands Retail segment.

In connection with the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease. The estimated fair value of these guarantee obligations as of February 1, 2015 was $3.0 million, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet. The Company classifies this as a Level 3 measurement. The fair value of such guarantee obligations was determined using the discounted cash flow method, based on the guaranteed lease payments, the estimated probability of lease extensions and estimates of the risk of default by the buyer of the Bass assets, and was discounted using rates of return that account for the relative risks of the estimated future cash flows.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

(In millions)	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$479.3	$479.3	$593.2	$593.2
Short-term borrowings	8.5	8.5	6.8	6.8
Long-term debt (including portion classified as current)	3,538.0	3,567.7	3,963.2	4,025.3

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable year. The Company classifies the measurement of its long-term debt as a Level 1 measurement.

11.      RETIREMENT AND BENEFIT PLANS

The Company has five noncontributory defined benefit pension plans as of February 1, 2015 covering substantially all employees resident in the United States who meet certain age and service requirements. As part of the Warnaco acquisition, the Company acquired a frozen noncontributory defined benefit pension plan. Such plan was merged with an existing plan during 2013. The plans provide monthly benefits upon retirement based on career compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five plans as its “Pension Plans.” The Company also acquired as part of the Warnaco acquisition a defined benefit pension plan for certain of Warnaco’s former employees in Europe. This plan was not considered to be material for any period presented.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Reconciliations of the changes in the projected benefit obligation (Pension Plans and SERP Plans) and the accumulated benefit obligation (Postretirement Plans) for each of the last two years were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2014	2013	2014	2013	2014	2013
Balance at beginning of year	$571.5	$406.4	$80.8	$74.9	$16.1	$16.0
Acquisition of Warnaco	—	182.3	—	0.2	—	4.5
Service cost	19.4	18.7	4.5	4.4	—	0.1
Interest cost	28.5	26.4	4.0	3.6	0.8	0.9
Benefit payments	(29.1)	(30.5)	(4.7)	(4.4)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(2.1)	(2.2)
Plan curtailments	—	—	—	—	—	(2.2)
Medicare subsidy	—	—	—	—	0.1	0.0
Actuarial loss (gain)	144.5	(31.8)	13.9	2.1	3.2	(1.0)
Balance at end of year	$734.8	$571.5	$98.5	$80.8	$18.1	$16.1

The actuarial losses in 2014 were due principally to decreases in the discount rates and updated mortality assumptions.

Reconciliations of the fair value of the assets held by the Company’s Pension Plans and the plans’ funded status for each of the last two years were as follows:

(In millions)	2014	2013
Fair value of plan assets at beginning of year	$615.6	$384.0
Acquisition of Warnaco	—	143.5
Actual return, net of plan expenses	65.6	58.6
Benefit payments	(29.1)	(30.5)
Company contributions	2.7	60.0
Fair value of plan assets at end of year	$654.8	$615.6
Funded status at end of year	$(80.0)	$44.1

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2014	2013	2014	2013	2014	2013
Non-current assets	$—	$49.5	$—	$—	$—	$—
Current liabilities	—	—	(7.1)	(6.5)	(2.1)	(2.1)
Non-current liabilities	(80.0)	(5.4)	(91.4)	(74.3)	(16.0)	(14.0)
Net amount recognized	$(80.0)	$44.1	$(98.5)	$(80.8)	$(18.1)	$(16.1)

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pre-tax amounts in AOCI that, as of the end of each applicable fiscal year, had not yet been recognized as components of net benefit cost were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2014	2013	2014	2013	2014	2013
Prior service (cost) credit	$(0.0)	$(0.0)	$0.1	$0.2	$0.6	$1.4

Pre-tax amounts in AOCI as of February 1, 2015 expected to be recognized as components of net benefit cost in 2015 were as follows:

(In millions)	Pension Plans	SERP Plans	Postretirement Plan
Prior service (cost) credit	$(0.0)	$0.1	$0.4

The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while controlling future contributions. The assets of the Pension Plans are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation for the majority of the Pension Plans as of February 1, 2015 was approximately 40% United States equities, 20% international equities and 40% fixed income investments and cash. Equity securities primarily include investments in large-, mid- and small-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, municipal bonds, collective funds and United States Treasury bonds. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with the fair value hierarchy described in Note 10, “Fair Value Measurements,” the following tables show the fair value of the total assets of the Company’s Pension Plans for each major category as of February 1, 2015 and February 2, 2014:

(In millions)		Fair Value Measurements as of February 1, 2015(9)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
United States equities(1)	$192.5	$192.5	$—	$—
International equities(1)	22.0	22.0	—	—
United States equity fund(2)	22.0	—	22.0	—
International equity funds(3)	115.0	77.2	37.8	—
Fixed income securities:
Government securities(4)	57.5	—	57.5	—
Corporate securities(4)	219.9	—	219.9	—
Short-term investment funds(5)	17.2	—	17.2	—
Total return mutual fund(6)	5.8	5.8	—	—
Subtotal	$651.9	$297.5	$354.4	$—
Other assets and liabilities(7)	2.9
Total	$654.8

(In millions)		Fair Value Measurements as of February 2, 2014(9)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
United States equities(1)	$244.7	$244.7	$—	$—
International equities(1)	24.0	24.0	—	—
United States equity fund(2)	19.3	—	19.3	—
International equity fund(8)	63.4	63.4	—	—
Fixed income securities:
Government securities(4)	51.6	—	51.6	—
Corporate securities(4)	168.6	—	168.6	—
Asset and mortgage-backed securities(4)	10.3	—	10.3	—
Short-term investment funds(5)	27.0	—	27.0	—
Total return mutual fund(6)	5.3	5.3	—	—
Subtotal	$614.2	$337.4	$276.8	$—
Other assets and liabilities(7)	1.4
Total	$615.6
(1)    Valued at the closing price or unadjusted quoted price in the active market in which the individual securities are traded.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)
Valued at the net asset value of the fund, as determined by a pricing vendor or the fund family. The Company has the ability to redeem this investment at net asset value within the near term and therefore classifies this investment within Level 2. This commingled fund invests in United States large cap equities that track the Russell 1000 Index.

(3)
Valued at the net asset value of the fund, either as determined by the closing price in the active market in which the individual fund is traded and classified within Level 1, or as determined by a pricing vendor or the fund family and classified within Level 2. This category includes funds that invest in equities of companies outside of the United States.

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

(6)
Valued at the net asset value of the fund, as determined by the closing price in the active market in which the individual fund is traded. This fund invests in both equity securities and fixed income securities.

(7)	This category includes other pension assets and liabilities such as pending trades and accrued income.

(8)
Valued at the net asset value of the fund, as determined by the closing price in the active market in which the individual fund is traded. This category includes funds that invest in equities of companies outside of the United States.

(9)
The Company uses third party pricing services to determine the fair values of the financial instruments held by the Pension Plans. The Company obtains an understanding of the pricing services’ valuation methodologies and related inputs and validates a sample of prices provided by the pricing services by reviewing prices from other pricing sources and analyzing pricing data in certain instances. The Company has not adjusted any prices received from the third party pricing services.

The Company believes that there are no significant concentrations of risk within the plan assets at February 1, 2015.

In 2014, all of the Company’s Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. In 2013, two of the Company’s Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. The balances were as follows:

(In millions, except plan count)	2014	2013
Number of plans with projected benefit obligations in excess of plan assets	5	2
Aggregate projected benefit obligation	$734.8	$27.7
Aggregate fair value of related plan assets	$654.8	$22.3

Number of plans with accumulated benefit obligations in excess of plan assets	5	2
Aggregate accumulated benefit obligation	$694.3	$25.4
Aggregate fair value of related plan assets	$654.8	$22.3

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net benefit cost and other pre-tax amounts recognized in other comprehensive (loss) income in each of the last three years were as follows:

Net Benefit Cost Recognized in Selling, General and Administrative Expenses

	Pension Plans			SERP Plans			Postretirement Plans
(In millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost, including plan expenses	$20.0	$19.2	$15.7	$4.5	$4.4	$3.6	$—	$0.1	$—
Interest cost	28.5	26.4	18.0	4.0	3.6	3.3	0.8	0.9	0.8
Actuarial loss (gain)	121.8	(51.4)	23.4	13.9	2.1	5.8	3.2	(1.0)	(1.1)
Expected return on plan assets	(43.5)	(39.5)	(20.9)	—	—	—	—	—	—
Amortization of prior service cost (credit)	0.0	0.0	0.0	(0.1)	(0.1)	(0.1)	(0.8)	(0.8)	(0.8)
Curtailment gain	—	—	—	—	—	—	—	(2.2)	—
Total	$126.8	$(45.3)	$36.2	$22.3	$10.0	$12.6	$3.2	$(3.0)	$(1.1)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Pension Plans			SERP Plans			Postretirement Plans
(In millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Prior service cost	$0.0	$—	$0.0	$—	$—	$—	$—	$—	$—
Amortization of prior service (cost) credit	(0.0)	(0.0)	(0.0)	0.1	0.1	0.1	0.8	0.8	0.8
Loss (income) recognized in other comprehensive income	$0.0	$(0.0)	$(0.0)	$0.1	$0.1	$0.1	$0.8	$0.8	$0.8

Currently, the Company expects to make contributions of approximately $1.4 million to its Pension Plans in 2015. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates. The expected benefit payments associated with the Company’s Pension Plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Company’s Postretirement Plans are as follows:

(In millions)			Postretirement Plans
Fiscal Year	Pension Plans	SERP Plans	Excluding Medicare Subsidy Receipts	Expected Medicare Subsidy Receipts
2015	$28.8	$7.1	$2.0	$0.0
2016	29.3	7.4	1.9	0.0
2017	30.0	6.6	1.8	0.0
2018	31.0	6.9	1.7	0.0
2019	32.1	14.5	1.6	0.0
2020-2024	179.4	51.9	6.4	0.1

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The medical health care cost trend rate assumed for 2015 is 6.19% and is assumed to decrease by approximately 0.14% per year through 2027. Thereafter, the rate assumed is 4.50%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2014 and on the accumulated postretirement benefit obligation at February 1, 2015 would be as follows:

(In millions)	1% Increase	1% Decrease
Impact on service and interest cost	$0.0	$(0.0)
Impact on year end accumulated postretirement benefit obligation	1.2	(1.0)

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2014	2013	2012
Discount rate (applies to Pension Plans and SERP Plans)	3.94%	5.07%	4.67%
Discount rate (applies to Postretirement Plans)	3.53%	5.07%	4.67%
Rate of increase in compensation levels (applies to Pension Plans only)	4.28%	4.33%	4.34%
Long-term rate of return on assets (applies to Pension Plans only)	6.75%	7.25%	7.25%

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

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees who elect to participate. The Company matches a portion of employee contributions to the plans. The Company also has a defined contribution plan for certain employees associated with certain businesses acquired in the Tommy Hilfiger acquisition, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $20.3 million, $21.8 million and $15.1 million in 2014, 2013 and 2012, respectively.

12.    STOCKHOLDERS’ EQUITY

Common Stock Issuance

On February 13, 2013, the Company issued 7.7 million shares of its common stock, par value $1.00 per share, as part of the consideration paid to the former stockholders of Warnaco in connection with the acquisition.

Series A Convertible Preferred Stock

In 2010, the Company sold 8 thousand shares of Series A convertible preferred stock for net proceeds of $188.6 million after related fees and expenses. During 2012, the holders of the Series A convertible preferred stock converted such convertible preferred stock into 4.2 million shares of the Company’s common stock. Holders of the Series A convertible preferred stock were entitled to vote and participate in dividends with the holders of the Company’s common stock on an as-converted basis. Due to the conversion of such stock, there were no holders of the Company’s Series A convertible preferred stock as of February 3, 2013. During 2013, the Company filed with the Secretary of State of the State of Delaware a certificate eliminating the Series A convertible preferred stock.

Common Stock Dividends

During each of 2014, 2013 and 2012, the Company paid four $0.0375 per share cash dividends on its common stock.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Through February 1, 2015, the Company has granted under the 2006 Plan (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable performance share units; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, with the exception of the Warnaco employee replacement awards discussed below, each share underlying a stock option award reduces the number available by one share and each share underlying a restricted stock award, RSU or performance share unit award reduces the number available by two shares. Each share underlying a Warnaco employee replacement stock option, restricted stock, RSU or performance share unit award reduces the number available by one share. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

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

Net income for 2014, 2013 and 2012 included $48.7 million, $58.0 million and $33.6 million, respectively, of pre-tax expense related to stock-based compensation, with recognized income tax benefits of $12.7 million, $17.0 million and $10.3 million, respectively.

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

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed over the options’ vesting periods. At February

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1, 2015, there was $12.0 million of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during 2014, 2013 (with the exception of the Warnaco employee replacement stock options) and 2012:

	2014	2013	2012
Weighted average risk-free interest rate	2.15%	1.05%	1.20%
Weighted average expected option term (in years)	6.25	6.22	6.25
Weighted average Company volatility	44.12%	45.20%	45.16%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per option	$56.21	$51.51	$40.59

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

The following summarizes the assumptions used to estimate the fair value of the Warnaco employee stock options that were replaced on February 13, 2013:

Weighted average risk-free interest rate	0.24%
Weighted average expected option term (in years)	1.70
Weighted average Company volatility	29.40%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per option	$40.60

Service-based stock option activity for the year was as follows:

(In thousands, except years and per option data)	Options	Weighted Average Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 2, 2014	1,588	$58.47	5.9	$99,319
Granted	140	124.27
Exercised	232	56.35
Cancelled	24	114.32
Outstanding at February 1, 2015	1,472	$64.14	5.5	$70,737
Exercisable at February 1, 2015	1,046	$49.46	4.6	$63,965

The aggregate grant date fair value of service-based options granted during 2014, 2013 and 2012 was $7.9 million, $9.4 million and $7.6 million, respectively. At the effective time of the Warnaco acquisition, the aggregate fair value of the Warnaco employee service-based options that were replaced during 2013 was $18.0 million.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate grant date fair value of service-based options that vested during 2014, 2013 and 2012 was $9.8 million, $18.4 million and $5.5 million, respectively.

The aggregate intrinsic value of service-based options exercised was $15.6 million, $70.8 million and $27.8 million in 2014, 2013 and 2012, respectively.

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

RSU activity for the year was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value
Non-vested at February 2, 2014	702	$89.06
Granted	235	124.61
Vested	255	72.34
Cancelled	42	110.46
Non-vested at February 1, 2015	640	$107.42

The aggregate grant date fair value of RSUs granted during 2014, 2013 and 2012 was $29.3 million, $29.3 million and $17.1 million, respectively. At the effective time of the Warnaco acquisition, the aggregate fair value of the Warnaco employee RSUs that were replaced during 2013 was $14.5 million. The aggregate grant date fair value of RSUs vested during 2014, 2013 and 2012 was $18.5 million, $18.1 million and $14.3 million, respectively.

At February 1, 2015, there was $36.1 million of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.8 years.

The Company’s restricted stock awards outstanding in 2014 consist solely of awards to Warnaco employees that were replaced with the Company’s restricted stock as of the effective time of the acquisition. The fair value of restricted stock with respect to awards for which the vesting period had not lapsed as of the acquisition date was equal to the closing price of the Company’s common stock on February 12, 2013 and is expensed, net of forfeitures, over the vesting period.

The Company granted restricted stock to certain of Tommy Hilfiger’s management employees in 2010 in connection with the Tommy Hilfiger acquisition. All such restricted stock was vested as of February 3, 2013. The fair value of the restricted stock was equal to the closing price of the Company’s common stock on May 6, 2010 and was expensed, net of forfeitures, over the restricted stock’s vesting period.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted stock activity for the year was as follows:

(In thousands, except per share data)	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at February 2, 2014	46	$120.72
Granted	—	—
Vested	22	120.72
Cancelled	4	120.72
Non-vested at February 1, 2015	20	$120.72

Except for the replacement of awards for Warnaco employees, no restricted stock was granted during 2014, 2013 or 2012. At the effective time of the Warnaco acquisition, the aggregate fair value of the Warnaco employee restricted stock awards that were replaced during 2013 was $32.7 million. The aggregate grant date fair value of restricted stock vested during 2014, 2013 and 2012 was $2.7 million, $26.0 million and $20.1 million, respectively.

At February 1, 2015, there was $0.2 million of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 0.4 years.

The Company granted contingently issuable performance share units to certain of the Company’s senior executives during the first quarter of each of 2012, 2013 and 2014. These awards were (are) subject to a performance period of two years and a service period of one year beyond the certification of performance. The Company granted contingently issuable performance share units to certain of the Company’s executives during the second quarter of 2013 subject to a performance period of three years. For the awards granted in the second quarter of 2013, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the performance period, of which 50 percent is based upon the Company’s absolute stock price growth during the performance period and 50 percent is based upon the Company’s total shareholder return during the performance period relative to other companies included in the S&P 500 as of the date of grant. For the awards granted in the first quarter of 2014, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the performance period based on earnings per share growth during the performance cycle. For the awards granted in the first quarters of 2012 and 2013, the two year performance period has ended and the final number of shares earned, as determined based on both earnings per share growth and return on equity for the awards granted in the first quarter of 2012 and earnings per share growth for the awards granted in the first quarter of 2013, will vest following the additional service period.

For the contingently issuable performance share units granted during the first quarter of each of 2012, 2013 and 2014, the Company records expense ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of these contingently issuable performance share units is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance share units do not accrue dividends prior to the completion of the performance cycle.

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

Risk-free interest rate	0.34%
Expected Company volatility	38.67%
Expected annual dividends per share	$0.15
Grant date fair value per performance share unit	$123.27

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Performance share activity for the year was as follows:

(In thousands, except per share data)	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at February 2, 2014	548	$118.60
Granted	83	125.15
Vested	—	—
Cancelled	78	116.04
Non-vested at February 1, 2015	553	$119.95

The aggregate grant date fair value of performance share units granted during 2014, 2013 and 2012 was $10.4 million, $62.6 million and $8.4 million, respectively. No performance share units vested during 2014. The aggregate grant date fair value of performance share units vested during 2013 and 2012 was $25.4 million and $5.9 million, respectively. Performance share units in the above table and the aggregate grant date fair value amounts reflect (i) performance share units subject to market conditions at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares actually earned; and (ii) performance share units that are not subject to market conditions at the maximum level.

At February 1, 2015, based on the Company’s current estimate of the most likely number of shares that will ultimately be issued, there was $20.2 million of unrecognized pre-tax compensation expense related to non-vested performance share units, which is expected to be recognized over a weighted average period of 1.2 years.

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions were $20.1 million, $69.7 million and $24.1 million in 2014, 2013 and 2012, respectively. Of those amounts, $11.0 million, $37.6 million and $14.9 million, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

Total stock awards available for grant at February 1, 2015 amounted to 4.2 million shares.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in AOCI, net of related taxes, by component:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized (loss) gain on effective hedges	Total
Balance at February 3, 2013	$153.6	$1.6	$(15.3)	$139.9
Other comprehensive (loss) before reclassifications	(103.5)	—	(0.3)	(103.8)
Less: Amounts reclassified from AOCI	—	0.6	(6.8)	(6.2)
Other comprehensive (loss) income	(103.5)	(0.6)	6.5	(97.6)
Balance at February 2, 2014	$50.1	$1.0	$(8.8)	$42.3
Other comprehensive (loss) income before reclassifications	(548.3)	—	92.9	(455.4)
Less: Amounts reclassified from AOCI	(2.0)	0.6	4.8	3.4
Other comprehensive (loss) income	(546.3)	(0.6)	88.1	(458.8)
Balance at February 1, 2015	$(496.2)	$0.4	$79.3	$(416.5)

The following table presents reclassifications out of AOCI to earnings:

(In millions)	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Income Statements
	2014	2013
Realized gain (loss) on effective hedges:
Foreign currency forward exchange contracts	$10.2	$(1.1)	Cost of goods sold
Interest rate contracts	(6.4)	(6.3)	Interest expense
Less: Tax effect	(1.0)	(0.6)	Income tax expense
Total, net of tax	$4.8	$(6.8)

Amortization of retirement liability items:
Prior service credit	$0.9	$0.9	Selling, general and administrative expenses
Less: Tax effect	0.3	0.3	Income tax expense
Total, net of tax	$0.6	$0.6

Foreign currency translation adjustments:
Deconsolidation of foreign subsidiaries and joint venture	$(2.0)	$—	Selling, general and administrative expenses
Less: Tax effect	—	—	Income tax expense
Total, net of tax	$(2.0)	$—

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At February 1, 2015, minimum annual rental commitments under non-cancelable leases were as follows:

(In millions)	Capital Leases	Operating Leases	Total
2015	$6.2	$373.3	$379.5
2016	4.1	311.7	315.8
2017	2.9	262.4	265.3
2018	2.0	220.0	222.0
2019	1.5	229.4	230.9
Thereafter	3.6	629.0	632.6
Total minimum lease payments	$20.3	$2,025.8	$2,046.1
Less: Amount representing interest	(2.2)
Present value of net minimum capital lease payments	$18.1

The Company’s retail location leases represent $1,321.6 million of the total minimum lease payments. The Company’s administrative offices and showrooms located in New York, New York represent $77.9 million of the total minimum lease payments. The Company’s corporate, finance and retail administrative offices located in Bridgewater, New Jersey represent $36.8 million of the total minimum lease payments. The Company’s Calvin Klein administrative offices and showrooms located in New York, New York represent $186.3 million of the total minimum lease payments. The Company’s Tommy Hilfiger administrative offices and showrooms, most of which are located in Amsterdam, the Netherlands and New York, New York represent $130.4 million of the total minimum lease payments.

At February 1, 2015, aggregate future minimum rentals to be received under non-cancelable capital and operating subleases were $3.0 million and $19.2 million, respectively.

Rent expense was as follows:

(In millions)	2014	2013	2012
Minimum	$434.5	$440.0	$318.7
Percentage and other	158.8	159.8	127.6
Less: Sublease rental income	(4.9)	(5.4)	(3.4)
Total	$588.4	$594.4	$442.9

The gross book value of assets under capital leases, which are classified within property, plant and equipment in the Company’s Consolidated Balance Sheets, amounted to $29.3 million and $35.0 million as of February 1, 2015 and February 2, 2014, respectively. Accumulated amortization related to assets under capital leases amounted to $10.7 million and $10.1 million as of February 1, 2015 and February 2, 2014, respectively. The Company includes amortization of assets under capital leases in depreciation and amortization expense. The Company did not incur any expense in percentage rentals under capital leases during the years ended February 1, 2015 and February 2, 2014.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    EXIT ACTIVITY COSTS

Izod Retail Exit Costs

In connection with the Company’s planned exit in 2015 of the Izod retail business, the Company incurred certain costs in 2014 related to severance and termination benefits, long-lived asset and goodwill impairments and lease/contract terminations. Such costs were as follows:

(In millions)	Total Expected to be Incurred	Costs Incurred During 2014	Liability at 2/1/15
Severance, termination benefits and other costs	$15.8	$2.4	$2.3
Long-lived asset and goodwill impairments	17.7	17.7	—
Lease/contract termination and related costs	6.5	—	—
Total	$40.0	$20.1	$2.3

The above charges relate to selling, general and administrative expenses of the Heritage Brands Retail segment. Please see Note 19, “Segment Data” for a further discussion on the Company’s reportable segments.

Please see Note 10, “Fair Value Measurements” and Note 4, “Goodwill and Other Intangible Assets” for a further discussion of the long-lived asset and goodwill impairments reflected in the above table.

The liabilities at February 1, 2015 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets.

Warnaco Integration Costs

In connection with the Company’s acquisition of Warnaco during 2013 and the related integration, the Company incurred certain costs related to severance and termination benefits, inventory liquidations and lease/contract terminations. Such costs were as follows:

(In millions)	Total Expected to be Incurred	Costs Incurred During 2013	Costs Incurred During 2014	Cumulative Incurred To Date
Severance, termination benefits and other costs	$160.0	$131.5	$23.7	$155.2
Inventory liquidation costs	36.1	35.1	1.0	36.1
Lease/contract termination and related costs	80.0	42.0	25.3	67.3
Total	$276.1	$208.6	$50.0	$258.6

Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during 2014, $7.0 million relate to selling, general and administrative expenses of the Calvin Klein North America segment, $24.7 million relate to selling, general and administrative expenses of the Calvin Klein International segment, $10.3 million relate to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $7.0 million relate to corporate expenses not allocated to any reportable segment. Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during 2013, $34.2 million relate to selling, general and administrative expenses of the Calvin Klein North America segment, $76.4 million relate to selling, general and administrative expenses of the Calvin Klein International segment, $22.3 million relate to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $40.6 million relate to corporate expenses not allocated to any reportable segment. The remaining charges for severance and termination benefits and lease/contract termination and other costs expected to be incurred relate principally to the aforementioned segments and corporate expenses not allocated to any reportable segment. Inventory liquidation costs incurred during 2014 and 2013 were principally included in gross margin of the Company’s Calvin Klein North America and Calvin Klein International segments, respectively. Please see Note 19, “Segment Data” for a further discussion on the Company’s reportable segments.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The liabilities at February 1, 2015 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/4/14	Costs Incurred During 2014	Costs Paid During 2014	Liability at 2/1/15
Severance, termination benefits and other costs	$33.6	$23.7	$43.3	$14.0
Lease/contract termination and related costs	15.3	25.3	33.0	7.6
Total	$48.9	$49.0	$76.3	$21.6

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

(In millions)	Incurred During 2012	Cumulative Incurred
Severance, termination benefits and other costs	$1.3	$33.5
Long-lived asset impairments	0.3	11.3
Inventory liquidation costs	—	10.2
Lease/contract termination and related costs	11.5	39.2
Total	$13.1	$94.2

Of the charges for severance, termination benefits, asset impairments and lease/contract termination and other costs incurred in 2012, $0.4 million relate to selling, general and administrative expenses of the Tommy Hilfiger North America segment, $10.4 million relate to selling, general and administrative expenses of the Tommy Hilfiger International segment and $2.3 million relate to corporate expenses not allocated to any reportable segment. Please see Note 19, “Segment Data” for a further discussion on the Company’s reportable segments.

Substantially all of these costs had been paid by February 2, 2014.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company computed its basic and diluted net income per common share as follows:

(In millions, except per share data)	2014	2013	2012
Net income attributable to PVH Corp.	$439.0	$143.5	$433.8
Less:
Common stock dividends paid to holders of Series A convertible preferred stock	—	—	(0.4)
Allocation of income to Series A convertible preferred stock	—	—	(12.2)
Net income available to common stockholders for basic net income per common share	439.0	143.5	421.2
Add back:
Common stock dividends paid to holders of Series A convertible preferred stock	—	—	0.4
Allocation of income to Series A convertible preferred stock	—	—	12.2
Net income available to common stockholders for diluted net income per common share	$439.0	$143.5	$433.8

Weighted average common shares outstanding for basic net income per common share	82.4	81.2	70.4
Weighted average impact of dilutive securities	0.9	1.4	1.4
Weighted average impact of assumed convertible preferred stock conversion	—	—	2.1
Total shares for diluted net income per common share	83.3	82.6	73.9

Basic net income per common share attributable to PVH Corp.	$5.33	$1.77	$5.98

Diluted net income per common share attributable to PVH Corp.	$5.27	$1.74	$5.87

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

(In millions)	2014	2013	2012
Weighted average potentially dilutive securities	0.4	0.3	0.3

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of February 1, 2015, February 2, 2014 and February 3, 2013 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.9 million, 0.7 million and 0.1 million as of February 1, 2015, February 2, 2014 and February 3, 2013, respectively. These amounts were also excluded from the computation of weighted average antidilutive securities in the table above.

18.    NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Consolidated Statement of Cash Flows for 2014 were capital expenditures related to property, plant and equipment of $17.0 million, which will not be paid until 2015. The Company paid $13.6 million in cash during 2014 related to property, plant and equipment that was acquired in 2013. This amount was omitted from the Consolidated Statement of Cash Flows for 2013. The Company paid $4.2 million in cash during 2013 related to property, plant and equipment that was acquired in 2012. This amount was omitted from the Consolidated Statement of Cash Flows for 2012.

Omitted from purchases of property, plant and equipment in the Consolidated Statement of Cash Flows for 2014, 2013 and 2012 were $4.2 million, $7.5 million and $18.2 million, respectively, of assets acquired through capital leases.

The Company recorded increases to goodwill of $50.5 million, $51.0 million and $51.7 million during 2014, 2013 and 2012, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during 2014, 2013 and

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2012, the Company paid $51.1 million, $52.8 million and $51.0 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the first quarter of 2014, the Company recorded a loss of $17.5 million to write-off previously capitalized debt issuance costs in connection with the amendment and restatement of the 2013 facilities and the related redemption of its 7 3/8% senior notes due 2020.

Omitted from investments in unconsolidated affiliates in the Consolidated Statement of Cash Flows for 2014 were noncash increases in the investment balances related to the Company’s Calvin Klein Australia joint venture and Calvin Klein India joint venture of $3.7 million and $6.2 million, respectively, resulting from the deconsolidation of these entities during the first quarter of 2014. Please see Note 5, “Investments in Unconsolidated Affiliates,” and Note 6, “Redeemable Non-Controlling Interest,” for a further discussion.

During the first quarter of 2013, the Company recorded a loss of $5.8 million to write-off previously capitalized debt issuance costs in connection with the modification and extinguishment of the 2011 facilities.

During the first quarter of 2013, the Company issued 7.7 million shares of its common stock, par value $1.00 per share (of which 416 thousand shares were issued from treasury stock), as part of the consideration paid to the former stockholders of Warnaco in connection with the acquisition, which resulted in an increase in common stock of $7.3 million, an increase in additional paid in capital of $888.9 million and a decrease in treasury stock of $30.3 million. In addition, the Company issued awards valued at $39.8 million to replace outstanding stock awards made by Warnaco to its employees, which for accounting purposes are included in the total acquisition consideration. Also included in the acquisition consideration was the elimination of a $9.2 million pre-acquisition liability to Warnaco.

During 2012, the holders of the Company’s Series A convertible preferred stock converted an aggregate of 8 thousand shares of such convertible preferred stock into 4.2 million shares of the Company’s common stock, resulting in a decrease in Series A convertible preferred stock of $188.6 million, an increase in common stock of $4.2 million, and an increase in additional paid in capital of $184.4 million. Please see Note 12, “Stockholders’ Equity.”

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

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale principally in Europe, Asia and Brazil, primarily to department and specialty stores, franchisees of Calvin Klein, distributors and licensees; (ii) operating retail stores and e-commerce websites in Europe, Asia and Brazil, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, Calvin Klein (platinum label) and Calvin Klein (white label) for a broad array of products and retail services outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Calvin Klein foreign affiliates in Australia and India.

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

at wholesale in North America, primarily to department stores, principally Macy’s and Hudson’s Bay; and (ii) operating retail stores, which are primarily located in premium outlet centers in North America, and an e-commerce website, which sell Tommy Hilfiger branded apparel, accessories and related products. This segment also derives revenue from licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products in North America.

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

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers in North America, which sell apparel, accessories and related products under the brand names Van Heusen and IZOD. This segment also derived revenue through the third quarter of 2013 under the brand names Bass and G.H. Bass & Co., principally from operating outlet stores. During the fourth quarter of 2014, the Company announced its plan to exit its Izod retail business in 2015.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present summarized information by segment:

(In millions)	2014	2013		2012
Revenue – Calvin Klein North America
Net sales	$1,391.1	$1,316.8		$714.8
Royalty revenue	115.6	113.9		137.0
Advertising and other revenue	44.1	41.9		55.3
Total	1,550.8	1,472.6		907.1

Revenue – Calvin Klein International
Net sales	1,198.8	1,186.9	(1)	45.1
Royalty revenue	78.6	76.8		140.4
Advertising and other revenue	30.6	30.3		57.7
Total	1,308.0	1,294.0		243.2

Revenue – Tommy Hilfiger North America
Net sales	1,595.6	1,505.6		1,399.3
Royalty revenue	30.2	27.6		22.4
Advertising and other revenue	10.0	9.0		8.1
Total	1,635.8	1,542.2		1,429.8

Revenue – Tommy Hilfiger International
Net sales	1,886.1	1,834.9		1,732.2
Royalty revenue	56.2	51.7		50.0
Advertising and other revenue	3.7	4.5		5.0
Total	1,946.0	1,891.1		1,787.2

Revenue – Heritage Brands Wholesale
Net sales	1,425.1	1,420.3		991.8
Royalty revenue	17.2	16.4		15.4
Advertising and other revenue	2.7	2.8		4.9
Total	1,445.0	1,439.5		1,012.1

Revenue – Heritage Brands Retail
Net sales	352.4	541.7	(2)	657.6	(2)
Royalty revenue	2.7	4.3		4.8
Advertising and other revenue	0.5	1.0		1.2
Total	355.6	547.0		663.6

Total Revenue
Net sales	7,849.1	7,806.2		5,540.8
Royalty revenue	300.5	290.7		370.0
Advertising and other revenue	91.6	89.5		132.2
Total(3)	$8,241.2	$8,186.4		$6,043.0

(1)	Includes $30.0 million of sales returns from certain wholesale customers in Asia in connection with the Company’s initiative to reduce excess inventory levels.

(2) Includes net sales of $175.6 million and $269.2 million in 2013 and 2012, respectively, related to the Bass business, which was sold in the fourth quarter of 2013.

(3)	No single customer accounted for more than 10% of the Company’s revenue in 2014, 2013 and 2012.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2014		2013		2012
Income before interest and taxes – Calvin Klein North America	$225.6	(2)	$167.0	(6)	$182.1

Income (loss) before interest and taxes – Calvin Klein International	118.7	(2)(4)	(60.7)	(6)	102.5

Income before interest and taxes – Tommy Hilfiger North America	242.9		242.5	(8)	200.1	(10)

Income before interest and taxes – Tommy Hilfiger International	261.2		260.5	(8)	220.8	(10)

Income before interest and taxes – Heritage Brands Wholesale	96.6	(2)	114.4	(6)	101.1

(Loss) income before interest and taxes – Heritage Brands Retail	(24.8)	(3)	(24.4)	(7)	13.5

Loss before interest and taxes – Corporate(1)	(390.3)	(2)(5)	(185.9)	(6)(9)	(159.8)	(10)(11)

Income before interest and taxes	$529.9		$513.4		$660.3

(1)
Includes corporate expenses not allocated to any reportable segments, as well as the Company’s proportionate share of the net income or loss of its investment in Kingdom Holding 1 B.V., the parent company of the Karl Lagerfeld brand. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s pension and other postretirement plans. Actuarial (losses) gains from the Company’s pension and other postretirement plans totaled $(138.9) million, $52.5 million and $(28.1) million in 2014, 2013 and 2012, respectively.

(2)
Income (loss) before interest and taxes for 2014 includes costs of $139.4 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $14.0 million in Calvin Klein North America; $51.1 million in Calvin Klein International; $17.7 million in Heritage Brands Wholesale and $56.6 million in corporate expenses not allocated to any reportable segments.

(3)	Loss before interest and taxes for 2014 includes costs of $21.0 million associated with the exit of the Company’s Izod retail business, the majority of which was noncash impairment charges.

(4)
Income before interest and taxes for 2014 includes a net gain of $8.0 million associated with the deconsolidation of certain Calvin Klein subsidiaries in Australia and the Company’s previously consolidated Calvin Klein joint venture in India. Please refer to Note 5, “Investments in Unconsolidated Affiliates” and Note 6, “Redeemable Non-Controlling Interest” for a further discussion.

(5)
Loss before interest and taxes for 2014 includes costs of $93.1 million associated with the Company’s amendment and restatement of the 2013 facilities and the related redemption of its 7 3/8% senior notes due 2020. Please refer to Note 7, “Debt,” for a further discussion.

(6)
Income (loss) before interest and taxes for 2013 includes costs of $469.7 million associated with the Company’s acquisition and integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $87.7 million in Calvin Klein North America; $237.5 million in Calvin Klein International; $43.9 million in Heritage Brands Wholesale and $100.6 million in corporate expenses not allocated to any reportable segments.

(7)	Loss before interest and taxes for 2013 includes a loss of $20.2 million associated with the sale of substantially all of the assets of the Company’s Bass business.

(8)
Income before interest and taxes for 2013 includes income of $24.3 million related to the amendment of an unfavorable contract. At the time of the Tommy Hilfiger acquisition in 2010, a liability was recorded for such unfavorable contract. The amendment executed in the third quarter of 2013 adjusted the contract terms thereby reducing the amount by which the contract was unfavorable and resulted in a reduction of the liability, amounting to $24.3 million. Such income was included in the Company’s segments as follows: $12.0 million in Tommy Hilfiger North America and $12.3 million in Tommy Hilfiger International.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9)	Loss before interest and taxes for 2013 includes costs of $40.4 million associated with the Company’s debt modification and extinguishment. Please refer to Note 7, “Debt,” for a further discussion.

(10)
Income (loss) before interest and taxes for 2012 includes costs of $20.5 million associated with the Company’s integration of Tommy Hilfiger and the related restructuring. Such costs were included in the Company’s segments as follows: $0.4 million in Tommy Hilfiger North America; $15.4 million in Tommy Hilfiger International and $4.7 million in corporate expenses not allocated to any reportable segments.

(11) Loss before interest and taxes for 2012 includes costs of $42.6 million associated with the Company’s acquisition of Warnaco.

Intersegment transactions primarily consist of transfers of inventory principally from the Heritage Brands Wholesale segment to the Heritage Brands Retail segment and the Calvin Klein North America segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage on ending inventory is eliminated principally in the Heritage Brands Retail segment and the Calvin Klein North America segment.

(In millions)	2014	2013	2012
Identifiable Assets
Calvin Klein North America	$1,834.9	$1,792.1	$752.0
Calvin Klein International	2,819.9	2,975.7	584.9
Tommy Hilfiger North America	1,258.6	1,207.2	1,139.4
Tommy Hilfiger International	3,255.8	3,741.4	3,420.8
Heritage Brands Wholesale	1,342.7	1,399.5	555.6
Heritage Brands Retail	91.9	128.2	175.7
Corporate	328.0	331.5	1,103.3	(1)
Total	$10,931.8	$11,575.6	$7,731.7
Depreciation and Amortization
Calvin Klein North America	$38.0	$61.8	$16.5
Calvin Klein International	58.6	100.9	2.3
Tommy Hilfiger North America	31.9	29.5	26.4
Tommy Hilfiger International	87.4	82.6	72.6
Heritage Brands Wholesale	14.6	19.0	7.1
Heritage Brands Retail	7.2	11.2	10.7
Corporate	7.0	8.6	4.8
Total	$244.7	$313.6	$140.4
Identifiable Capital Expenditures(2)
Calvin Klein North America	$52.1	$35.5	$32.6
Calvin Klein International	49.9	42.7	3.1
Tommy Hilfiger North America	38.9	47.0	47.0
Tommy Hilfiger International	93.2	91.7	88.4
Heritage Brands Wholesale	10.2	7.4	5.1
Heritage Brands Retail	8.2	14.3	28.1
Corporate	6.7	7.9	4.7
Total	$259.2	$246.5	$209.0

(1)	Corporate at February 3, 2013 included $700.0 million of cash that arose from senior notes that were issued to fund a portion of the consideration for the Warnaco acquisition.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)
Capital expenditures in 2014 include $17.0 million of accruals that will not be paid until 2015. Capital expenditures in 2013 include $13.6 million of accruals that were not paid until 2014. Capital expenditures in 2012 include $4.2 million of accruals that were not paid until 2013.

Property, plant and equipment, net based on the location where such assets are held, was as follows:

(In millions)	2014	2013	2012
Domestic	$388.6	$373.1	$321.2
Canada	38.3	36.8	41.9
Europe	230.2	224.2	171.6
Asia	53.1	63.9	26.6
Other foreign	15.5	14.1	—
Total	$725.7	$712.1	$561.3

Revenue, based on location of origin, was as follows:

(In millions)	2014	2013	2012
Domestic	$4,404.8	$4,433.9	$3,662.1
Canada	468.5	454.0	329.7
Europe	2,304.9	2,261.4	1,643.9
Asia	779.3	742.3	355.0
Other foreign	283.7	294.8	52.3
Total	$8,241.2	$8,186.4	$6,043.0

20.    GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of February 1, 2015 was approximately $3.6 million, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2.3 million as of February 1, 2015, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016. The estimated fair value of this guarantee obligation was immaterial as of February 1, 2015 and February 2, 2014.

In connection with the sale of substantially all of the assets of Company’s Bass business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease. The maximum amount guaranteed for all leases as of February 1, 2015 was $58.6 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The estimated fair value of these guarantee obligations as of February 1, 2015 and February 2, 2014 was $3.0 million and $4.1 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Please see Note 10, “Fair Value Measurements,” for a further discussion.

The Company has certain other guarantees whereby it guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

21.    OTHER COMMENTS

Included in accrued expenses on the Company’s Consolidated Balance Sheets are certain wholesale sales allowance accruals of $104.8 million and $91.6 million as of February 1, 2015 and February 2, 2014, respectively.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s asset retirement obligations are included in other liabilities on the Company’s Consolidated Balance Sheets and relate to the Company’s obligation to dismantle or remove leasehold improvements from leased office, retail store or warehouse locations at the end of a lease term in order to restore a facility to a condition specified in the lease agreement. The Company records the fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is recognized as expense through depreciation over the asset’s useful life. Changes in the liability for the asset retirement obligations are recognized for the passage of time and revisions to either the timing or the amount of estimated cash flows. Accretion expense is recognized in selling, general and administrative expenses for the impacts of increasing the discounted fair value to its estimated settlement value.

The following table presents the activity related to the Company’s asset retirement obligations for each of the last two years:

(In millions)	2014	2013
Balance at beginning of year	$16.5	$12.5
Business acquisitions	—	2.2
Liabilities incurred	2.7	2.5
Liabilities settled (payments)	(1.6)	(0.9)
Accretion expense	0.4	0.5
Revisions in estimated cash flows	(0.1)	0.4
Currency translation adjustment	(1.7)	(0.7)
Balance at end of year	$16.2	$16.5

The Company is a party to certain litigation which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

PVH CORP.

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
(In millions, except per share data)

The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods of the fiscal years presented:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2014 (1),(2),(3)	2013 (8),(9),(10)	2014 (1),(4)	2013 (8),(11)	2014 (1),(4),(5)	2013 (8),(11),(12),(13)	2014 (1),(4),(6),(7)	2013 (8),(11),(13),(14),(15)
Total revenue	$1,963.7	$1,910.2	$1,975.6	$1,964.8	$2,233.1	$2,259.1	$2,068.8	$2,052.3
Gross profit	1,033.2	951.9	1,054.7	1,026.1	1,167.5	1,171.8	1,071.3	1,069.5
Net income (loss) attributable to PVH Corp.	35.3	(10.3)	126.5	(5.4)	225.7	196.7	51.5	(37.5)
Basic net income (loss) per common share attributable to PVH Corp.	0.43	(0.13)	1.54	(0.07)	2.74	2.41	0.62	(0.46)
Diluted net income (loss) per common share attributable to PVH Corp.	0.42	(0.13)	1.52	(0.07)	2.71	2.37	0.62	(0.46)
Price range of stock per common share
High	128.70	125.50	133.89	134.98	130.00	134.57	129.17	138.94
Low	114.10	102.72	107.50	107.09	107.05	114.52	109.00	119.70

(1)
The first, second, third and fourth quarters of 2014 include pre-tax costs of $32.6 million, $44.0 million, $29.1 million and $33.7 million, respectively, associated with the Company’s acquisition and integration of Warnaco and the related restructuring.

(2)
The first quarter of 2014 includes a net gain of $8.0 million associated with the deconsolidation of certain Calvin Klein subsidiaries in Australia and the Company’s previously consolidated Calvin Klein joint venture in India.

(3)
The first quarter of 2014 includes pre-tax costs of $93.1 million associated with the Company’s amendment and restatement of the 2013 facilities and the related redemption of its 7 3/8% senior notes due 2020.

(4)
The second, third and fourth quarters of 2014 include tax benefits of $30.0 million, $15.3 million and $36.6 million, respectively, associated with discrete items related to the resolution of uncertain tax positions.

(5)	The third quarter of 2014 includes a tax benefit of $9.6 million associated with non-recurring discrete items related to the Warnaco integration.

(6)	The fourth quarter of 2014 includes pre-tax costs of $21.0 million associated with the exit of the Company’s Izod retail business, the majority of which was noncash impairment charges.

(7)	The fourth quarter of 2014 includes a pre-tax actuarial loss of $138.9 million from the Company’s pension and other postretirement plans.

(8)
The first, second, third and fourth quarters of 2013 include pre-tax costs of $182.5 million, $127.6 million, $61.0 million and $98.6 million, respectively, associated with the Company’s acquisition and integration of Warnaco and the related restructuring.

(9)
The first quarter of 2013 includes pre-tax interest expense of $0.8 million incurred prior to the Warnaco acquisition closing date related to the $700.0 million of senior notes issued to fund a portion of the consideration for the acquisition.

(10)	The first quarter of 2013 includes pre-tax costs of $40.4 million associated with the Company’s debt modification and extinguishment.

(11)
The second, third and fourth quarters of 2013 include a tax expense (benefit) of $28.0 million, $(27.5) million, and $4.7 million, respectively, associated with non-recurring discrete items related to the Warnaco integration.

(12)
The third quarter of 2013 includes pre-tax income of $24.3 million due to the amendment of an unfavorable contract, which resulted in the reduction of a liability recorded at the time of the Tommy Hilfiger acquisition.

(13)
The third and fourth quarters of 2013 include pre-tax losses of $19.5 million and $0.7 million, respectively, associated with the sale of substantially all of the assets of the Company’s Bass business.

(14)	The fourth quarter of 2013 includes a pre-tax actuarial gain of $52.5 million on pension and other postretirement plans.

(15)
The fourth quarter of 2013 includes a tax expense of $120.0 million related to an increase to the Company’s previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements.

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

The Audit Committee of the Company’s Board of Directors, composed solely of directors who are independent in accordance with New York Stock Exchange listing standards, the Securities Exchange Act of 1934, the Company’s Corporate Governance Guidelines and the Committee’s charter, meets periodically with the Company’s independent auditors, the Company’s internal auditors and management to discuss internal control over financial reporting, auditing and financial reporting matters. Both the independent auditors and the Company’s internal auditors periodically meet alone with the Audit Committee and have free access to the Committee.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 1, 2015.

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

/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER

Emanuel Chirico	Michael Shaffer
Chairman and Chief Executive Officer	Executive Vice President and Chief
April 1, 2015	Operating & Financial Officer
April 1, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PVH Corp.

We have audited PVH Corp.’s internal control over financial reporting as of February 1, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PVH Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PVH Corp. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PVH Corp. as of February 1, 2015 and February 2, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and redeemable non-controlling interest and cash flows for each of the three years in the period ended February 1, 2015 and our report dated April 1, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
April 1, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PVH Corp.

We have audited the accompanying consolidated balance sheets of PVH Corp. as of February 1, 2015 and February 2, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and redeemable non-controlling interest and cash flows for each of the three years in the period ended February 1, 2015. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVH Corp. at February 1, 2015 and February 2, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2015 in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PVH Corp.’s internal control over financial reporting as of February 1, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 1, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
April 1, 2015

PVH CORP.

FIVE YEAR FINANCIAL SUMMARY
(In millions, except per share data, percents and ratios)

	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Summary of Operations
Revenue	$8,241.2	$8,186.4	$6,043.0	$5,890.6	$4,636.8
Cost of goods sold, expenses and other income items	7,711.3	7,673.0	5,382.7	5,399.4	4,433.8
Income before interest and taxes	529.9	513.4	660.3	491.2	203.0
Interest expense, net	138.5	184.7	117.2	128.1	126.8
Income tax (benefit) expense	(47.5)	185.3	109.3	87.4	21.8
Net loss attributable to redeemable non-controlling interest	(0.1)	(0.1)	—	—	—
Net income attributable to PVH Corp.	$439.0	$143.5	$433.8	$275.7	$54.4
Per Share Statistics
Basic net income per common share attributable to PVH Corp.	$5.33	$1.77	$5.98	$3.86	$0.83
Diluted net income per common share attributable to PVH Corp.	5.27	1.74	5.87	3.78	0.81
Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per equivalent common share(6)	52.89	52.76	44.61	37.59	34.28
Financial Position
Current assets	$2,901.2	$2,998.6	$2,437.0	$1,739.2	$1,835.3
Current liabilities (including short-term borrowings and current portion of long-term debt)	1,428.6	1,552.4	1,162.4	1,043.9	931.3
Working capital	1,472.6	1,446.2	1,274.6	695.3	904.0
Total assets	10,931.8	11,575.6	7,731.7	6,752.4	6,784.4
Capital leases	18.1	25.3	31.1	26.8	24.9
Long-term debt	3,438.7	3,878.2	2,211.6	1,832.9	2,364.0
Stockholders’ equity	4,364.3	4,335.2	3,252.6	2,715.4	2,442.5
Other Statistics
Total debt to total capital(7)	45.0%	48.0%	41.9%	41.7%	49.5%
Net debt to net capital(8)	41.4%	44.0%	30.8%	38.6%	43.7%
Current ratio	2.0	1.9	2.1	1.7	2.0

(1)
2014 includes (a) pre-tax costs of $139.4 million associated with the Company’s integration of Warnaco and the related restructuring; (b) a net gain of $8.0 million associated with the deconsolidation of certain Calvin Klein subsidiaries in Australia and the Company’s previously consolidated Calvin Klein joint venture in India; (c) pre-tax costs of $93.1 million associated with the Company’s amendment and restatement of its senior secured credit facilities and redemption of its 7 3/8% senior notes due 2020; (d) pre-tax costs of $21.0 million associated with the exit of the Company’s Izod retail business; (e) a pre-tax actuarial loss of $138.9 million on pension and other postretirement plans; and (f) discrete tax benefits of $91.5 million primarily related to Warnaco integration activities and the resolution of uncertain tax positions.

(2)
2013 includes (a) pre-tax costs of $469.7 million associated with the Company’s acquisition and integration of Warnaco and the related restructuring; (b) pre-tax costs of $40.4 million associated with the Company’s debt modification and extinguishment; (c) pre-tax income of $24.3 million due to the amendment of an unfavorable contract; (d) a pre-tax loss of $20.2 million associated with the sale of substantially all of the assets of the Company’s Bass business; (e) a pre-tax actuarial gain of $52.5 million on pension and other postretirement plans; (f) pre-tax interest expense of $0.8 million incurred prior to the Warnaco acquisition closing date related to the $700.0 million of senior notes issued to fund the acquisition; (g) a net tax expense of $5.2 million associated with non-recurring discrete items related to the Warnaco acquisition; and (h) a tax expense of $120.0 million related to an increase to the Company’s previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements.

(3)
2012 includes (a) pre-tax costs of $20.5 million associated with the Company’s integration of Tommy Hilfiger and the related restructuring; (b) pre-tax costs of $42.6 million associated with the Company’s acquisition of Warnaco; (c) a pre-tax actuarial loss of $28.1 million on pension and other postretirement plans; (d) pre-tax interest expense of $3.7 million incurred in the fourth quarter related to the $700.0 million of senior notes issued that quarter; and (e) a tax benefit of $14.0 million resulting from the recognition of previously unrecognized net operating loss assets and tax credits.

(4)
2011 includes (a) pre-tax costs of $69.5 million associated with the Company’s integration of Tommy Hilfiger and the related restructuring; (b) pre-tax costs of $8.1 million related to the Company’s negotiated early termination of its license to market sportswear under the Timberland brand and its exit of the Izod women’s wholesale sportswear business; (c) a pre-tax expense of $20.7 million recorded in connection with the Company’s reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license; (d) pre-tax costs of $16.2 million associated with the Company’s modification of its senior secured credit facility; (e) a pre-tax actuarial loss of $76.1 million on pension and other postretirement plans; and (f) a tax benefit of $5.4 million resulting from the revaluation of certain deferred tax liabilities in connection with a decrease in the tax rate in Japan.

(5)
2010 includes (a) pre-tax costs of $338.3 million associated with the Company’s acquisition and integration of Tommy Hilfiger, including transaction, restructuring and debt extinguishment costs and the effects of hedges against Euro to United States dollar exchange rates related to the purchase price; (b) pre-tax costs of $6.6 million associated with the Company’s exit from its United Kingdom and Ireland Van Heusen dresswear and accessories business; (c) a pre-tax actuarial loss of $4.5 million on pension and other postretirement plans; and (d) a tax benefit of $8.9 million related to the lapse of the statute of limitations with respect to certain previously unrecognized tax positions.

(6)
Stockholders’ equity per equivalent common share is calculated by dividing stockholders’ equity by the sum of common shares outstanding and the number of common shares that the Company’s Series A convertible preferred shares were convertible into for the applicable years, as such convertible preferred stock was classified within stockholders’ equity in the Company’s Consolidated Balance Sheets.

(7)	Total capital equals interest-bearing debt (including capital leases) and stockholders’ equity.

(8)	Net debt and net capital are total debt (including capital leases) and total capital reduced by cash.

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C			Column D		Column E
		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
	Balance at Beginning of Period						Balance at End of Period

Description					Deductions
Year Ended February 1, 2015
Allowance for doubtful accounts	$26.4	$5.4	$—		$12.8	(c)	$19.0
Allowance/accrual for operational chargebacks and customer markdowns (a)	250.6	547.0	—		524.3		273.3
Total	277.0	552.4	—		537.1		292.3
Year Ended February 2, 2014
Allowance for doubtful accounts	$16.1	$12.0	$3.7	(b)	$5.4	(c)	$26.4
Allowance/accrual for operational chargebacks and customer markdowns (a)	151.1	498.1	28.2	(b)	426.8		250.6
Total	167.2	510.1	31.9		432.2		277.0
Year Ended February 3, 2013
Allowance for doubtful accounts	$15.8	$6.3	$—		$6.0	(c)	$16.1
Allowance/accrual for operational chargebacks and customer markdowns (a)	163.1	321.0	—		333.0		151.1
Total	178.9	327.3	—		339.0		167.2

(a)	Contains activity associated with the wholesale sales allowance accrual included in accrued expenses. Please see Note 21, “Other Comments” for specified amounts.

(b)	Principally due to the acquisition of Warnaco in 2013.

(c)	Principally accounts written off as uncollectible, net of recoveries.