Form 10-Q
period 2015-05-03
PVH CORP. /DE/
filed 2015-06-05
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	May 3, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of June 1, 2015 was 82,691,672.

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

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended
	May 3,	May 4,
	2015	2014
Net sales	$1,785.1	$1,871.5
Royalty revenue	74.2	69.4
Advertising and other revenue	20.0	22.8
Total revenue	1,879.3	1,963.7
Cost of goods sold	893.7	930.5
Gross profit	985.6	1,033.2
Selling, general and administrative expenses	814.9	859.1
Debt modification and extinguishment costs	—	93.1
Equity in net income of unconsolidated affiliates	6.1	3.5
Income before interest and taxes	176.8	84.5
Interest expense	30.9	42.1
Interest income	1.1	1.5
Income before taxes	147.0	43.9
Income tax expense	32.9	8.7
Net income	114.1	35.2
Less: Net loss attributable to redeemable non-controlling interest	—	(0.1)
Net income attributable to PVH Corp.	$114.1	$35.3
Basic net income per common share attributable to PVH Corp.	$1.38	$0.43
Diluted net income per common share attributable to PVH Corp.	$1.37	$0.42
Dividends declared per common share	$0.0750	$0.0375

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 3,	May 4,
	2015	2014

Net income	$114.1	$35.2
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax expense (benefit) of $0.0 and $(3.3)	(15.3)	109.5
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(0.0) and $(0.1)	(0.1)	(0.1)
Net unrealized and realized loss on effective hedges, net of tax (benefit) of $(0.9) and $(0.1)	(16.9)	(7.5)
Comprehensive income	81.8	137.1
Less: Comprehensive income attributable to redeemable non-controlling interest	—	0.5
Total comprehensive income attributable to PVH Corp.	$81.8	$136.6

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	May 3,	February 1,	May 4,
	2015	2015	2014
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$419.3	$479.3	$513.0
Trade receivables, net of allowances for doubtful accounts of $18.9, $19.0 and $20.9	733.6	705.7	817.4
Other receivables	31.8	37.5	37.8
Inventories, net	1,173.3	1,257.3	1,177.8
Prepaid expenses	170.6	141.1	174.2
Other, including deferred taxes of $104.3, $115.4 and $153.2	207.1	280.3	207.1
Total Current Assets	2,735.7	2,901.2	2,927.3
Property, Plant and Equipment, net	720.9	725.7	708.5
Goodwill	3,261.0	3,259.1	3,577.7
Tradenames	2,826.2	2,833.4	3,038.0
Other Intangibles, net	931.4	948.2	1,047.3
Other Assets, including deferred taxes of $9.2, $7.1 and $34.3	297.2	264.2	330.2
Total Assets	$10,772.4	$10,931.8	$11,629.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$411.7	$565.3	$428.7
Accrued expenses, including deferred taxes of $0.7, $0.5 and $0.1	683.7	724.3	771.5
Deferred revenue	22.3	31.2	22.1
Short-term borrowings	10.6	8.5	144.8
Current portion of long-term debt	99.3	99.3	99.3
Total Current Liabilities	1,227.6	1,428.6	1,466.4
Long-Term Debt	3,389.7	3,438.7	3,862.0
Other Liabilities, including deferred taxes of $988.4, $1,004.3 and $1,009.6	1,710.6	1,700.2	1,821.1
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 83,366,852; 83,116,062 and 82,897,616 shares issued	83.4	83.1	82.9
Additional paid in capital - common stock	2,782.1	2,768.7	2,715.1
Retained earnings	2,109.2	2,001.3	1,607.0
Accumulated other comprehensive (loss) income	(448.8)	(416.5)	143.6
Less: 688,450; 603,482 and 576,377 shares of common stock held in treasury, at cost	(81.4)	(72.3)	(69.1)
Total Stockholders’ Equity	4,444.5	4,364.3	4,479.5
Total Liabilities and Stockholders’ Equity	$10,772.4	$10,931.8	$11,629.0

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 3,	May 4,
	2015	2014
OPERATING ACTIVITIES
Net income	$114.1	$35.2
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	61.0	60.7
Equity in net income of unconsolidated affiliates	(6.1)	(3.5)
Deferred taxes	7.8	(12.0)
Stock-based compensation expense	8.5	11.7
Debt modification and extinguishment costs	—	93.1
Net gain on deconsolidation of subsidiaries and joint venture	—	(8.0)
Changes in operating assets and liabilities:
Trade receivables, net	(28.8)	(80.4)
Inventories, net	83.4	112.1
Accounts payable, accrued expenses and deferred revenue	(194.8)	(230.9)
Prepaid expenses	(29.9)	(33.1)
Other, net	45.2	3.7
Net cash provided (used) by operating activities	60.4	(51.4)
INVESTING ACTIVITIES(1)
Business acquisitions	—	(7.4)
Purchase of property, plant and equipment	(48.5)	(50.7)
Contingent purchase price payments	(11.9)	(11.6)
Change in restricted cash	20.2	9.7
Investments in unconsolidated affiliates	(22.4)	(26.2)
Net cash used by investing activities	(62.6)	(86.2)
FINANCING ACTIVITIES(1)
Net proceeds from short-term borrowings	2.1	139.9
Redemption of 7 3/8% senior notes, including make whole premium	—	(667.6)
Proceeds from 2014 facilities, net of related fees	—	586.7
Repayment of 2014 facilities	(49.8)	—
Net proceeds from settlement of awards under stock plans	3.4	3.9
Excess tax benefits from awards under stock plans	2.0	3.1
Cash dividends	(6.2)	(3.1)
Acquisition of treasury shares	(9.1)	(7.9)
Payments of capital lease obligations	(1.9)	(2.2)
Net cash (used) provided by financing activities	(59.5)	52.8
Effect of exchange rate changes on cash and cash equivalents	1.7	4.6
Decrease in cash and cash equivalents	(60.0)	(80.2)
Cash and cash equivalents at beginning of period	479.3	593.2
Cash and cash equivalents at end of period	$419.3	$513.0

(1) See Note 16 for information on noncash investing and financing transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s and Olga, which are owned, and Speedo, which is licensed in perpetuity for North America and the Caribbean, as well as various other owned, licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, underwear, intimate apparel, swim products and, to a lesser extent, handbags, footwear and other related products, and licenses its owned brands over a broad range of products. References to the aforementioned and other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. Please see Note 4, “Investments in Unconsolidated Affiliates,” for a further discussion. As a result of the acquisition of The Warnaco Group, Inc. (“Warnaco”) in 2013, the Company acquired a majority interest in a joint venture in India that was consolidated and accounted for as a redeemable non-controlling interest during 2013. The redeemable non-controlling interest represented the minority shareholders’ proportionate share (49%) of the equity in that entity. During the first quarter of 2014, in connection with the sale of the minority shareholders’ interests to a third party, the Company and the new shareholder entered into a shareholder agreement with different governing arrangements between the Company and the new shareholder as compared to the arrangements with the prior minority shareholders. Based on the new arrangements, the Company no longer is deemed to hold a controlling interest and the joint venture was deconsolidated. As a result, the joint venture is now accounted for using the equity method of accounting. Please see Note 5, “Redeemable Non-Controlling Interest,” for a further discussion.

The Company’s fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to the Company’s fiscal year, unless the context requires otherwise.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference should be made to the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2015.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen weeks ended May 3, 2015 and May 4, 2014 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

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

3. ACQUISITIONS

Acquisition of Russia Franchisee

During the first quarter of 2014, the Company acquired for $4.3 million two Tommy Hilfiger stores in Russia from a former Tommy Hilfiger franchisee. This transaction was accounted for as a business combination.

Acquisition of Ireland Franchisee

During the first quarter of 2014, the Company acquired for $3.1 million six Tommy Hilfiger stores in Ireland from a former Tommy Hilfiger franchisee. This transaction was accounted for as a business combination.

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
Calvin Klein, Tommy Hilfiger and Heritage Brands Australia
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

During the first quarter of 2015, the Company completed a transaction whereby the Tommy Hilfiger and Van Heusen brands in Australia were licensed to subsidiaries of PVH Australia. The Tommy Hilfiger brand had previously been licensed to a third party and the Van Heusen brand had previously been licensed to the Company’s joint venture partner in PVH Australia.

The Company made net payments of $20.8 million and $7.3 million to PVH Australia during the thirteen weeks ended May 3, 2015 and May 4, 2014, respectively, representing its 50% share of funding. This investment is being accounted for under the equity method of accounting.

Calvin Klein India

The Company acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”) as part of the Warnaco acquisition. The joint venture licenses from a Company subsidiary the rights to the Calvin Klein trademark in India. Beginning in the first quarter of 2014, this investment is being accounted for under the equity method of accounting. Please see Note 5, “Redeemable Non-Controlling Interest,” for a further discussion. The Company made a payment of $1.6 million to CK India during the thirteen weeks ended May 3, 2015 to contribute its 51% share of the joint venture funding.

Tommy Hilfiger Brazil

The Company formed a joint venture, Tommy Hilfiger do Brasil S.A., in Brazil in 2012, in which the Company owns a 40% economic interest. The joint venture licenses from a Company subsidiary the rights to the Tommy Hilfiger trademarks in Brazil. This investment is being accounted for under the equity method of accounting.

Tommy Hilfiger China

The Company formed a joint venture, TH Asia Ltd., in China in 2010, in which the Company owns a 45% economic interest. The joint venture began operating the Tommy Hilfiger wholesale and retail distribution businesses in China in 2011. The joint venture licenses from a Company subsidiary the rights to these businesses. This investment is being accounted for under the equity method of accounting.

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

Included in other assets in the Company’s Consolidated Balance Sheets as of May 3, 2015, February 1, 2015 and May 4, 2014 is $136.1 million, $108.3 million and $113.0 million, respectively, related to these investments in unconsolidated affiliates.

5. REDEEMABLE NON-CONTROLLING INTEREST
CK India was consolidated in the Company’s financial statements during 2013. Please see Note 4, “Investments in Unconsolidated Affiliates,” for a further discussion.

During the first quarter of 2014, Arvind Limited, the Company’s joint venture partner in TH India, purchased the Company’s prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between the Company and Arvind Limited as compared to the arrangements with the prior minority shareholders, the Company no longer is deemed to hold a controlling interest in the joint venture. CK India was deconsolidated as a result and the Company began reporting its 51% interest as an equity method investment in the first quarter of 2014. The Company recognized a net gain of $5.9 million in connection with the deconsolidation of CK India during the first quarter of 2014, which was recorded in selling, general and administrative expenses. The gain was measured as the difference between the fair value of the Company’s 51% interest and the carrying value. The fair value was determined by a third party valuation firm using the discounted cash flow method, based on net sales projections for the Calvin Klein business in India and was discounted using a rate of return that accounted for the relative risks of the estimated future cash flows.

6. GOODWILL

The changes in the carrying amount of goodwill for the thirteen weeks ended May 3, 2015, by segment, were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 1, 2015
Goodwill, gross	$705.4	$859.6	$204.4	$1,251.4	$238.3	$11.9	$3,271.0
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	705.4	859.6	204.4	1,251.4	238.3	—	3,259.1
Contingent purchase price payments to Mr. Calvin Klein	6.7	5.0	—	—	—	—	11.7
Currency translation	0.2	(1.7)	—	(8.1)	(0.2)	—	(9.8)
Balance as of May 3, 2015
Goodwill, gross	712.3	862.9	204.4	1,243.3	238.1	11.9	3,272.9
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$712.3	$862.9	$204.4	$1,243.3	$238.1	$—	$3,261.0

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

7. RETIREMENT AND BENEFIT PLANS

The Company has five noncontributory defined benefit pension plans as of May 3, 2015 covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement based on career compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five plans as its “Pension Plans.” The Company also acquired as part of the Warnaco acquisition a defined benefit pension plan for certain of Warnaco’s former employees in Europe. This plan was not considered to be material for any period presented.

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

Net benefit cost was recognized in selling, general and administrative expenses as follows:

	Pension Plans		SERP Plans		Postretirement Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
(In millions)	5/3/15	5/4/14	5/3/15	5/4/14	5/3/15	5/4/14

Service cost, including plan expenses	$7.1	$5.0	$1.3	$1.1	$—	$—
Interest cost	7.1	7.1	0.9	0.9	0.2	0.2
Expected return on plan assets	(10.8)	(10.9)	—	—	—	—
Amortization of prior service cost (credit)	0.0	0.0	(0.0)	0.0	(0.1)	(0.2)
Total	$3.4	$1.2	$2.2	$2.0	$0.1	$0.0

Currently, the Company expects to make a contribution of approximately $1.4 million to its Pension Plans in 2015. The Company’s actual contributions may differ from planned contributions due to many factors including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

8. DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1,000.0 million (approximately $8.4 million based on exchange rates in effect on May 3, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless the Company gives notice of termination. As of May 3, 2015, the Company had approximately $8.4 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at May 3, 2015 was 0.42%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 3, 2015 was equal to the maximum amount of borrowings available under this facility.

One of the Company’s European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as Euro-denominated overdraft facilities, which provide for borrowings of up to €60.0 million (approximately $67.3 million based on exchange rates in effect on May 3, 2015). These facilities are used primarily to fund working capital needs. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 3, 2015.

One of the Company’s European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank, which provides for borrowings of up to $3.0 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish Central Bank lending rate plus 0.50%. As of May 3, 2015, the Company had $1.2 million of borrowings outstanding under this facility. The weighted average interest rate on the borrowings outstanding at May 3, 2015 was 11.25%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 3, 2015 was approximately $2.5 million.

One of the Company’s Mexican subsidiaries has a Peso-denominated short-term line of credit facility with a Mexican bank, which provides for borrowings of up to ₱67.4 million (approximately $4.4 million based on exchange rates in effect on May 3, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Interbank Equilibrium Interest Rate plus 1.50%. As of May 3, 2015, the Company had approximately $1.0 million of borrowings outstanding under this facility. The weighted average interest rate on the borrowings outstanding at May 3, 2015 was 4.80%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 3, 2015 was approximately $1.0 million.

One of the Company’s Asian subsidiaries has a United States dollar-denominated short-term revolving credit facility with one lender, which provides for borrowings up to $10.0 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 3, 2015.

One of the Company’s Asian subsidiaries has a Korean Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3,000.0 million (approximately $2.8 million based on exchange rates in effect on May 3, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 3, 2015.

One of the Company’s Latin American subsidiaries has a Brazilian Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$71.0 million (approximately $24.0 million based on exchange rates in effect on May 3, 2015) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the thirteen weeks ended May 3, 2015.

The Company also has the ability to draw revolving borrowings under its senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. There were no borrowings outstanding under these facilities as of May 3, 2015. The maximum amount of revolving borrowings outstanding under these facilities during the thirteen weeks ended May 3, 2015 was approximately $16.0 million. In addition, the Company has certain other facilities under which there were no borrowings outstanding as of or during the thirteen weeks ended May 3, 2015.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	5/3/15	5/4/14

Senior secured Term Loan A facility due 2019	$1,881.2	$1,978.7
Senior secured Term Loan B facility due 2020	808.1	1,182.9
4 1/2% senior unsecured notes due 2022	700.0	700.0
7 3/4% debentures due 2023	99.7	99.7
Total	3,489.0	3,961.3
Less: Current portion of long-term debt	99.3	99.3
Long-term debt	$3,389.7	$3,862.0

As of May 3, 2015, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
Remainder of 2015	$74.5
2016	136.6
2017	186.2
2018	198.6
2019	1,291.1
2020	812.6

Total debt repayments for the next five years exceed the carrying balance of the Company’s term loan facilities as of May 3, 2015 because the carrying balance reflects a portion of the original issue discount.

As of May 3, 2015, after taking into account the effect of the Company’s interest rate swap and cap agreements discussed in the section entitled “2014 Senior Secured Credit Facilities” below, which were in effect as of such date, approximately 70% of the Company’s long-term debt had a fixed or capped rate, with the remainder at uncapped variable rates.

2013 Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, the Company entered into senior secured credit facilities (the “2013 facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under the Company’s prior facilities and repay all of Warnaco’s previously outstanding long-term debt. The 2013 facilities consisted of a $1,700.0 million United States dollar-denominated Term Loan A facility (recorded net of an original issue discount of $7.3 million as of the acquisition date), a $1,375.0 million United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $6.9 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750.0 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475.0 million United States dollar-denominated revolving credit facility, (b) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185.9 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen or Swiss Francs.

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

The revolving credit facilities also include amounts available for letters of credit. As of May 3, 2015, the Company had no outstanding revolving credit borrowings and $39.9 million of letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350.0 million plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During the thirteen weeks ended May 3, 2015, the Company made payments of $49.8 million on its term loans under the 2014 facilities. As of May 3, 2015, the Company had total term loans outstanding of $2,689.3 million, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, the Company is not required to make any additional mandatory payments under Term Loan B prior to maturity.

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

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.50% for adjusted Eurocurrency rate loans and 0.50% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending May 3, 2015, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon the Company’s net leverage ratio.

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

During the second quarter of 2014, the Company entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514.2 million of the Company’s variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Such agreement remains outstanding with a notional amount of $631.9 million as of May 3, 2015. Under the terms of this agreement, the one-month LIBOR that the Company will pay is capped at a rate of 1.50%. Therefore, the maximum amount of interest that the Company will pay on the then-outstanding notional amount will be at the 1.50% capped rate, plus the current applicable margin.

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

During the second quarter of 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228.8 million of the Company’s variable rate debt obligation under its previously outstanding 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $1,017.6 million as of May 3, 2015, and is now converting a portion of the Company’s variable rate debt obligation under the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and it will pay a fixed rate of 0.604%, plus the current applicable margin.

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

9. INCOME TAXES

The effective income tax rates for the thirteen weeks ended May 3, 2015 and May 4, 2014 were 22.4% and 19.7%, respectively.
The effective income tax rates for the thirteen weeks ended May 3, 2015 and May 4, 2014 were lower than the United States statutory rate due to the benefit of lower tax rates in international jurisdictions where the Company files tax returns.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows principally associated with certain international inventory purchases and certain intercompany transactions. The Company periodically uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into interest rate swap agreements and an interest rate cap agreement to hedge against a portion of this exposure. Please see Note 8, “Debt,” for a further discussion of the Company’s senior secured term loan facilities and these agreements.

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of accumulated other comprehensive (loss) income (“AOCI”). The cash flows from such hedges are presented in the same category on the Consolidated Statements of Cash Flows as the items being hedged. No amounts were excluded from effectiveness testing. There was no ineffective portion of cash flow hedges during the thirteen weeks ended May 3, 2015 and May 4, 2014. In addition, the Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), including all of the foreign currency forward exchange contracts related to intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

(In millions)	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	5/3/15	5/4/14	5/3/15	5/4/14
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$58.1	$1.6	$8.1	$14.0
Interest rate contracts	0.5	2.6	13.1	5.9
Total contracts designated as cash flow hedges	58.6	4.2	21.2	19.9
Undesignated contracts:
Foreign currency forward exchange contracts (principally intercompany transactions)	16.4	0.0	0.3	0.3
Total undesignated contracts	16.4	0.0	0.3	0.3
Total	$75.0	$4.2	$21.5	$20.2

At May 3, 2015, the notional amount outstanding of foreign currency forward exchange contracts was $987.8 million. Such contracts expire principally between May 2015 and October 2016.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income		Gain (Loss) Reclassified from AOCI into Income (Expense)
(In millions)			Location	Amount

Thirteen Weeks Ended	5/3/15	5/4/14		5/3/15	5/4/14
Foreign currency forward exchange contracts (inventory purchases)	$0.6	$(12.3)	Cost of goods sold	$20.6	$(3.4)
Interest rate contracts	1.1	(0.6)	Interest expense	(1.1)	(1.9)
Total	$1.7	$(12.9)		$19.5	$(5.3)

A net gain in AOCI on foreign currency forward exchange contracts at May 3, 2015 of $70.0 million is estimated to be reclassified in the next 12 months in the Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at May 3, 2015 of $3.9 million is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange undesignated contracts:

(In millions)	Gain (Loss) Recognized in Income
Thirteen Weeks Ended	Location	5/3/15	5/4/14
Foreign currency forward exchange contracts (principally intercompany transactions)	Selling, general and administrative expenses	$2.7	$(2.1)

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of May 3, 2015.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	5/3/15				2/1/15				5/4/14
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$74.5	N/A	$74.5	N/A	$110.4	N/A	$110.4	N/A	$1.6	N/A	$1.6
Interest rate contracts	N/A	0.5	N/A	0.5	N/A	0.6	N/A	0.6	N/A	2.6	N/A	2.6
Total Assets	N/A	$75.0	N/A	$75.0	N/A	$111.0	N/A	$111.0	N/A	$4.2	N/A	$4.2

Liabilities:
Foreign currency forward exchange contracts	N/A	$8.4	N/A	$8.4	N/A	$1.3	N/A	$1.3	N/A	$14.3	N/A	$14.3
Interest rate contracts	N/A	13.1	N/A	13.1	N/A	15.3	N/A	15.3	N/A	5.9	N/A	5.9
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$4.0	$4.0	N/A	N/A	$4.0	4.0	N/A	N/A	5.4	5.4
Total Liabilities	N/A	$21.5	$4.0	$25.5	N/A	$16.6	$4.0	$20.6	N/A	$20.2	$5.4	$25.6

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

Pursuant to the agreement governing the reacquisition of the rights in India to the Tommy Hilfiger trademarks (which the Company entered into in September 2011 in connection with its acquisition of its 50% ownership of TH India), the Company is required to make annual contingent purchase price payments based on a percentage of sales of Tommy Hilfiger products in India in excess of an agreed upon threshold during each of five consecutive 12-month periods (extended to a sixth consecutive 12-month period if the aggregate payments for the five 12-month periods are not at least $15.0 million). Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one-year period. The Company made annual contingent purchase price payments of $0.6 million, $0.4 million and $0.2 million during 2014, 2013 and 2012, respectively. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such liability was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, changes in the fair value are included within selling, general and administrative expenses.

The following table presents the change in the Level 3 contingent purchase price payment liability during the thirteen weeks ended May 3, 2015 and May 4, 2014:

(In millions)	Thirteen Weeks Ended
	5/3/15	5/4/14
Beginning Balance	$4.0	$4.2
Payments	—	—
Adjustments included in earnings	0.0	1.2
Ending Balance	$4.0	$5.4

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of May 3, 2015 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	35.0%
Approximate discount rate	15.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $0.5 million.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $0.5 million.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

There were no non-financial assets or liabilities that were required to be remeasured at fair value on a non-recurring basis during the thirteen weeks ended May 5, 2015 or May 4, 2014.

In connection with the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease. The estimated fair value of these guarantee obligations as of May 3, 2015 was $2.8 million, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet. The Company classifies this as a Level 3 measurement. The fair value of such guarantee obligations was determined using the discounted cash flow method, based on the guaranteed lease payments, the estimated probability of lease extensions and estimates of the risk of default by the buyer of the Bass assets, and was discounted using rates of return that account for the relative risks of the estimated future cash flows.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of May 3, 2015, February 1, 2015 and May 4, 2014 were as follows:

(In millions)	5/3/15		2/1/15		5/4/14
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$419.3	$419.3	$479.3	$479.3	$513.0	$513.0
Short-term borrowings	10.6	10.6	8.5	8.5	144.8	144.8
Long-term debt (including portion classified as current)	3,489.0	3,501.1	3,538.0	3,567.7	3,961.3	3,987.3

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

The Company may grant the following types of incentive awards under the 2006 Plan (i) non-qualified stock options (“NQs”); (ii) incentive stock options (“ISOs”); (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares and performance share units (“PSUs”); and (vii) other stock-based awards. Each award granted under the 2006 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, applicable performance period(s) and performance measure(s), and such other terms and conditions as the plan committee determines.

Through May 3, 2015, the Company has granted under the 2006 Plan (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable performance share units; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, with the exception of the Warnaco employee replacement awards discussed below, each share underlying a stock option award reduces the number available by one share and each share underlying a restricted stock award, RSU or PSU reduces the number available by two shares. Each share underlying a Warnaco employee replacement stock option, restricted stock, RSU or PSU reduces the number available by one share. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

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

Net income for the thirteen weeks ended May 3, 2015 and May 4, 2014 included $8.5 million and $11.7 million, respectively, of pre-tax expense related to stock-based compensation, with recognized income tax benefits of $2.0 million and $2.9 million, respectively.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirteen weeks ended May 3, 2015 and May 4, 2014:

	Thirteen Weeks Ended
	5/3/15	5/4/14
Weighted average risk-free interest rate	1.54%	2.16%
Weighted average expected option term (in years)	6.25	6.25
Weighted average Company volatility	36.32%	44.14%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per option	$40.25	$56.36

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

Service-based stock option activity for the thirteen weeks ended May 3, 2015 was as follows:

(In thousands, except per option data)	Options	Weighted Average Exercise Price Per Option
Outstanding at February 1, 2015	1,472	$64.14
Granted	169	107.18
Exercised	74	49.79
Cancelled	12	107.70
Outstanding at May 3, 2015	1,555	$69.18
Exercisable at May 3, 2015	1,128	$56.15

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

RSU activity for the thirteen weeks ended May 3, 2015 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 1, 2015	640	$107.42
Granted	280	104.17
Vested	130	85.21
Cancelled	31	113.36
Non-vested at May 3, 2015	759	$109.77

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

Restricted stock activity for the thirteen weeks ended May 3, 2015 was as follows:

(In thousands, except per share data)	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at February 1, 2015	20	$120.72
Granted	—	—
Vested	17	120.72
Cancelled	—	—
Non-vested at May 3, 2015	3	$120.72

The Company granted contingently issuable PSUs to certain of the Company’s senior executives during the first quarter of each of 2012, 2013 and 2014. These awards were (are) subject to a performance period of two years and a service period of one year beyond the certification of performance. For the awards granted in the first quarter of 2014, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the performance period based on earnings per share growth during the performance cycle. For the awards granted in the first quarter of 2013, the two year performance period has ended and the final number of shares earned, as determined based on earnings per share growth during the performance period, will vest following the additional service period. The holders of the awards granted in the first quarter of 2012 earned an aggregate 54 shares as a result of the Company’s performance during the performance period. For such awards, the Company records expense ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of these contingently issuable performance share units is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable performance share units do not accrue dividends prior to the completion of the performance cycle.

The Company granted contingently issuable PSUs to certain of the Company’s executives during the second quarter of 2013 and to certain of the Company’s senior executives during the first quarter of 2015 subject to a performance period of three years. For the awards granted in the second quarter of 2013 and the first quarter of 2015, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50 percent is based upon the Company’s absolute stock price growth during the applicable performance period and 50 percent is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For such awards, because the awards are subject to market conditions, the Company records expense ratably over the applicable vesting period, net of estimated forfeitures, regardless of whether the market condition is satisfied. The fair value of the awards granted in the first quarter of 2015 was established on the grant date using the Monte Carlo simulation model, which was based on the following assumptions:

Risk-free interest rate	0.90%
Expected Company volatility	29.10%
Expected annual dividends per share	$0.15
Grant date fair value per performance share unit	$101.23

Performance share activity for the thirteen weeks ended May 3, 2015 was as follows:

(In thousands, except per share data)	Performance Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at February 1, 2015	553	$119.95
Granted	46	101.23
Vested	54	88.52
Cancelled	22	120.28
Non-vested at May 3, 2015	523	$121.53

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirteen weeks ended May 3, 2015 and May 4, 2014 were $5.7 million and $8.3 million, respectively. Of those amounts, $2.0 million and $3.1 million, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in AOCI, net of related taxes, by component for the thirteen weeks ended May 3, 2015:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized gain on effective hedges	Total
Balance, February 1, 2015	$(496.2)	$0.4	$79.3	$(416.5)
Other comprehensive (loss) income before reclassifications	(15.3)	—	2.3	(13.0)
Less: Amounts reclassified from AOCI	—	0.1	19.2	19.3
Other comprehensive loss	(15.3)	(0.1)	(16.9)	(32.3)
Balance at May 3, 2015	$(511.5)	$0.3	$62.4	$(448.8)

The following table presents the changes in AOCI, net of related taxes, by component for the thirteen weeks ended May 4, 2014:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized loss on effective hedges	Total
Balance, February 2, 2014	$50.1	$1.0	$(8.8)	$42.3
Other comprehensive income (loss) before reclassifications	106.9	—	(12.1)	94.8
Less: Amounts reclassified from AOCI	(2.0)	0.1	(4.6)	(6.5)
Other comprehensive income (loss)	108.9	(0.1)	(7.5)	101.3
Balance at May 4, 2014	$159.0	$0.9	$(16.3)	$143.6

The following table presents reclassifications out of AOCI to earnings for the thirteen week periods ended May 3, 2015 and May 4, 2014:

(In millions)	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Income Statements
	Thirteen Weeks Ended
	5/3/15	5/4/14
Realized gain (loss) on effective hedges:
Foreign currency forward exchange contracts	$20.6	$(3.4)	Cost of goods sold
Interest rate contracts	(1.1)	(1.9)	Interest expense
Less: Tax effect	0.3	(0.7)	Income tax expense
Total, net of tax	$19.2	$(4.6)

Amortization of retirement liability items:
Prior service credit	$0.1	$0.2	Selling, general and administrative expenses
Less: Tax effect	0.0	0.1	Income tax expense
Total, net of tax	$0.1	$0.1

Foreign currency translation adjustments:
Deconsolidation of foreign subsidiaries and joint venture	$—	$(2.0)	Selling, general and administrative expenses
Less: Tax effect	—	—	Income tax expense
Total, net of tax	$—	$(2.0)

14. EXIT ACTIVITY COSTS

Izod Retail Exit Costs

In connection with the Company’s exit in 2015 of the Izod retail business, the Company incurred certain costs related to severance and termination benefits, long-lived asset and goodwill impairments and lease/contract terminations. Such costs were as follows:

(In millions)	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 5/3/15	Cumulative Incurred To Date
Severance, termination benefits and other costs	$15.6	$3.5	$5.9
Long-lived asset and goodwill impairments	17.7	—	17.7
Lease/contract termination and related costs	6.7	1.4	1.4
Total	$40.0	$4.9	$25.0

The above charges relate to selling, general and administrative expenses of the Heritage Brands Retail segment. Please see Note 17, “Segment Data” for a further discussion on the Company’s reportable segments.

The liabilities at May 3, 2015 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/1/15	Costs Incurred During the Thirteen Weeks Ended 5/3/15	Costs Paid During the Thirteen Weeks Ended 5/3/15	Liability at 5/3/15
Severance, termination benefits and other costs	$2.3	$3.5	$0.8	$5.0
Lease/contract termination and related costs	—	1.4	1.4	—
Total	$2.3	$4.9	$2.2	$5.0

Warnaco Integration Costs

In connection with the Company’s acquisition of Warnaco during the first quarter of 2013 and the related integration, the Company incurred certain costs related to severance and termination benefits, inventory liquidations and lease/contract terminations. Such costs were as follows:

(In millions)	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 5/3/15	Cumulative Incurred To Date
Severance, termination benefits and other costs	$160.0	$3.5	$158.7
Inventory liquidation costs	36.1	—	36.1
Lease/contract termination and related costs	80.0	3.7	71.0
Total	$276.1	$7.2	$265.8

Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during the thirteen weeks ended May 3, 2015, $1.6 million relate to selling, general and administrative expenses of the Calvin Klein North America segment, $2.4 million relate to selling, general and administrative expenses of the Calvin Klein International segment, $1.7 million relate to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $1.5 million relate to corporate expenses not allocated to any reportable segment. The remaining charges for severance and termination benefits and lease/contract termination and other costs expected to be incurred relate principally to the aforementioned segments and corporate expenses not allocated to any reportable segment. Please see Note 17, “Segment Data” for a further discussion on the Company’s reportable segments.

The liabilities at May 3, 2015 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/1/15	Costs Incurred During the Thirteen Weeks Ended 5/3/15	Costs Paid During the Thirteen Weeks Ended 5/3/15	Liability at 5/3/15
Severance, termination benefits and other costs	$14.0	$3.5	$10.5	$7.0
Lease/contract termination and related costs	7.6	3.7	3.0	8.3
Total	$21.6	$7.2	$13.5	$15.3

15. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended
(In millions, except per share data)	5/3/15	5/4/14

Net income attributable to PVH Corp.	$114.1	$35.3

Weighted average common shares outstanding for basic net income per common share	82.6	82.2
Weighted average impact of dilutive securities	0.8	1.0
Total shares for diluted net income per common share	83.4	83.2

Basic net income per common share attributable to PVH Corp.	$1.38	$0.43

Diluted net income per common share attributable to PVH Corp.	$1.37	$0.42

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended
(In millions)	5/3/15	5/4/14

Weighted average potentially dilutive securities	0.5	0.3

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of May 3, 2015 and May 4, 2014 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen weeks ended May 3, 2015 and May 4, 2014. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.9 million and 0.8 million as of May 3, 2015 and May 4, 2014, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

16. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirteen weeks ended May 3, 2015 and May 4, 2014, the Company recorded increases to goodwill of $11.7 million and $11.2 million, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirteen weeks ended May 3, 2015 and May 4, 2014, the Company paid $11.9 million and $11.6 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the first quarter of 2014, the Company recorded a loss of $17.5 million to write-off previously capitalized debt issuance costs in connection with the amendment and restatement of the 2013 facilities and the related redemption of its 7 3/8% senior notes due 2020.

Omitted from purchases of property, plant and equipment in the Consolidated Statement of Cash Flows for the thirteen weeks ended May 3, 2015 and May 4, 2014 are $2.5 million and $1.8 million, respectively, of assets acquired through capital leases.

Omitted from investments in unconsolidated affiliates in the Consolidated Statement of Cash Flows for the thirteen weeks ended May 4, 2014 are noncash increases in the investment balances related to the Company’s Calvin Klein Australia joint venture and Calvin Klein India joint venture of $3.7 million and $6.2 million, respectively, resulting from the deconsolidation of these entities. Please see Note 4, “Investments in Unconsolidated Affiliates,” and Note 5, “Redeemable Non-Controlling Interest,” for a further discussion.

17. SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as six reportable segments: (i) Calvin Klein North America; (ii) Calvin Klein International; (iii) Tommy Hilfiger North America; (iv) Tommy Hilfiger International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale in North America, primarily to department and specialty stores; (ii) operating retail stores, which are primarily located in premium outlet centers in North America, and e-commerce websites in North America, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, Calvin Klein (platinum label) and Calvin Klein (white label) for a broad array of products and retail services in North America.

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

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale in North America, primarily to department stores, principally Macy’s and Hudson’s Bay; and (ii) operating retail stores, which are primarily located in premium outlet centers in North America, and e-commerce websites in North America, which sell Tommy Hilfiger branded apparel, accessories and related products. This segment also derives revenue from licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products in North America.

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe, primarily to department and specialty stores, franchisees of Tommy Hilfiger, distributors and licensees; and (ii) operating retail stores in Europe and Japan and international e-commerce websites, which sell Tommy Hilfiger branded apparel, accessories and related products. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Tommy Hilfiger foreign affiliates in Brazil, China, India and Australia. This segment also derives revenue from licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products outside of North America.

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores in North America of (i) dress shirts, neckwear and underwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear principally under the brand names Van Heusen, IZOD and ARROW; (iii) swimwear, fitness apparel, swim accessories and related products under the brand name Speedo; and (iv) women’s intimate apparel under the brand names Warner’s and Olga. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated Heritage Brands foreign affiliate in Australia.

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

The following tables present summarized information by segment:

	Thirteen Weeks Ended
(In millions)	5/3/15	(1)	5/4/14
Revenue – Calvin Klein North America
Net sales	$299.3		$301.6
Royalty revenue	29.7		25.5
Advertising and other revenue	9.8		10.5
Total	338.8		337.6

Revenue – Calvin Klein International
Net sales	291.6		300.2
Royalty revenue	17.7		19.4
Advertising and other revenue	5.8		8.1
Total	315.1		327.7

Revenue – Tommy Hilfiger North America
Net sales	341.5		354.2
Royalty revenue	9.6		6.0
Advertising and other revenue	2.8		2.2
Total	353.9		362.4

Revenue – Tommy Hilfiger International
Net sales	400.2		484.6
Royalty revenue	12.1		14.0
Advertising and other revenue	0.9		1.4
Total	413.2		500.0

Revenue – Heritage Brands Wholesale
Net sales	367.5		354.9
Royalty revenue	4.6		3.9
Advertising and other revenue	0.6		0.5
Total	372.7		359.3

Revenue – Heritage Brands Retail
Net sales	85.0		76.0
Royalty revenue	0.5		0.6
Advertising and other revenue	0.1		0.1
Total	85.6		76.7

Total Revenue
Net sales	1,785.1		1,871.5
Royalty revenue	74.2		69.4
Advertising and other revenue	20.0		22.8
Total	$1,879.3		$1,963.7

(1)
Revenue for the thirteen weeks ended May 3, 2015 was significantly impacted by the strengthening of the United States dollar against other currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this report for a further discussion.

	Thirteen Weeks Ended
(In millions)	5/3/15	(1)	5/4/14
Income before interest and taxes – Calvin Klein North America	$40.4	(3)	$41.1	(5)

Income before interest and taxes – Calvin Klein International	49.3	(3)	32.8	(5)(6)

Income before interest and taxes – Tommy Hilfiger North America	30.3		40.2

Income before interest and taxes – Tommy Hilfiger International	61.8		75.0

Income before interest and taxes – Heritage Brands Wholesale	30.3	(3)	27.0	(5)

Loss before interest and taxes – Heritage Brands Retail	(0.1)	(4)	(3.2)

Loss before interest and taxes – Corporate(2)	(35.2)	(3)	(128.4)	(5)(7)

Income before interest and taxes	$176.8		$84.5

(1)
Income (loss) before interest and taxes for the thirteen weeks ended May 3, 2015 was significantly impacted by the strengthening of the United States dollar against other currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this report for a further discussion.

(2)
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

(3)
Income (loss) before interest and taxes for the thirteen weeks ended May 3, 2015 includes costs of $18.8 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $2.1 million in Calvin Klein North America; $3.9 million in Calvin Klein International; $3.6 million in Heritage Brands Wholesale; and $9.2 million in corporate expenses not allocated to any reportable segments.

(4)	Loss before interest and taxes for the thirteen weeks ended May 3, 2015 includes costs of $0.5 million related to operating and exiting the Company’s Izod retail business.

(5)
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

(7)
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

18. GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of May 3, 2015 was approximately $3.7 million, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2.3 million as of May 3, 2015, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016. The estimated fair value of this guarantee obligation was immaterial as of May 3, 2015.

In connection with the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease. The maximum amount guaranteed for all leases as of May 3, 2015 was $54.8 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The estimated fair value of these guarantee obligations as of May 3, 2015, February 1, 2015 and May 4, 2014 was $2.8 million, $3.0 million and $3.8 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets.

In connection with the Company’s investments in PVH Australia and CK India, the Company has guaranteed a portion of the entities’ debt and other obligations. The maximum amount guaranteed as of May 3, 2015 was approximately $8.3 million, which is subject to exchange rate fluctuation. The guarantees are in effect for the entire terms of the respective obligations. The estimated fair value of these guarantee obligations was immaterial as of May 3, 2015.

The Company has certain other guarantees whereby it guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

19. RECENT ACCOUNTING GUIDANCE

The FASB issued in May 2014 guidance that supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In April 2015, the FASB proposed a one year delay to the required adoption date of the standard, which, if approved, would make it effective for the Company no later than the first quarter of 2018, with adoption in 2017 permitted. The new standard is required to be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

The FASB issued in April 2015 an update to accounting guidance related to debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance is effective for the Company in the first quarter of 2016, with early adoption permitted. Retrospective application of the new guidance is required. Had the Company early adopted this guidance, other current assets/other assets would have been lower by $26.9 million, $28.3 million and $32.4 million with corresponding decreases in debt as of May 3, 2015, February 1, 2015 and May 4, 2014, respectively.

The FASB issued in April 2015 an update to accounting guidance related to retirement benefits. This guidance provides a practical expedient which allows a company with fiscal years that do not fall on a calendar month-end to measure defined benefit plan assets and obligations using the month end that is closest to the company’s fiscal year end. If elected, this guidance should be applied consistently from year to year for all plans. This guidance will be effective for the Company in the first quarter of 2016, with early adoption permitted. Prospective application is required. The Company does not currently anticipate changing its measurement date under this guidance.

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

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International, Limited), Warner’s and Olga. We also license brands from third parties primarily for use on dress shirts, neckwear and underwear offered in the United States and Canada. We announced in January 2015 that we will exit our Izod retail business during 2015.

Our business strategy is to manage and market a portfolio of nationally and internationally recognized apparel and lifestyle brands at multiple price points and across multiple channels of distribution and geographies. We believe this approach reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of men’s dress shirts, neckwear and underwear, jeanswear, sportswear, intimate apparel, swim products, footwear, accessories and related products under owned and licensed trademarks, and (ii) the sale through (a) over 1,500 Company-operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger, Van Heusen and IZOD trademarks, (b) over 1,100 Company-operated concessions/shop-in-shops worldwide under our Calvin Klein and Tommy Hilfiger trademarks, and (c) e-commerce websites in certain regions under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products, and swimwear and related products in North America through our Speedo e-commerce website.

We recorded pre-tax charges in the thirteen weeks ended May 3, 2015 and May 4, 2014 principally in connection with the Warnaco integration and restructuring that totaled $19 million and $34 million, respectively. We also recorded pre-tax debt modification and extinguishment charges in the thirteen weeks ended May 4, 2014 that totaled $93 million. We recorded a net gain of $8 million in the thirteen weeks ended May 4, 2014 resulting from the deconsolidation of certain Calvin Klein subsidiaries in Australia and New Zealand and our previously consolidated Calvin Klein joint venture in India (please refer to Note 4, “Investments in Unconsolidated Affiliates” and Note 5, “Redeemable Non-Controlling Interest” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion). We expect to incur additional pre-tax charges of approximately $31 million during the remainder of 2015 in connection with the Warnaco integration and related restructuring. Our future results of operations will continue to be significantly impacted by the Warnaco acquisition, particularly through the operations of the Calvin Klein business.

In January 2015, we announced the closure of our Izod retail business, with the closing expected to be completed by the end of 2015. We recorded pre-tax charges of $1 million in the thirteen weeks ended May 3, 2015 in connection with operating and exiting our Izod retail business. We expect to incur additional pre-tax charges of approximately $19 million during the remainder of 2015.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components, which expose us to foreign exchange risk. Amounts recorded in local foreign currencies are translated back to United States dollars using an average exchange rate over the representative period. Our international revenue and profit is unfavorably impacted during times of a strengthening United States dollar and favorably impacted during times of a weakening United States dollar. The United
States dollar has strengthened recently against certain major currencies, particularly the Euro, which is our largest foreign currency exposure. In 2014, approximately 45% of our revenue was subject to foreign currency translation, the majority of which relates to our operations in Europe. We currently expect the strength of the United States dollar and resulting unfavorable impact on our revenue and earnings to continue into 2015 as more fully discussed below.

Our calculations of the comparable store sales percentages throughout this discussion are based on local currencies and comparable weeks.

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

Due to the above factors, our operating results for the thirteen weeks ended May 3, 2015 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 3, 2015 Compared With Thirteen Weeks Ended May 4, 2014

Total Revenue

Total revenue in the first quarter of 2015 was $1.879 billion as compared to $1.964 billion in the first quarter of the prior year. The decrease in revenue of $84 million was due principally to the net effect of the following items:

•
The reduction of $95 million of revenue attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, which included a reduction of approximately $100 million related to the impact of foreign currency translation resulting principally from the weaker Euro. Revenue in the Tommy Hilfiger North America business decreased 2% (including a 1% negative foreign currency impact), driven by a 3% decrease in retail comparable store sales due to a sharp decline in traffic and spending in United States stores located in international tourist locations. Revenue in the Tommy Hilfiger International business decreased 17% (including a 19% negative foreign currency impact). The increase excluding the negative foreign currency impact was driven primarily by our European business, including a 2% increase in retail comparable store sales, which included weakness in our Russia business.

•
The reduction of $11 million of revenue attributable to our Calvin Klein North America and Calvin Klein International segments, which included a reduction of approximately $45 million related to the impact of foreign currency translation. Revenue in the Calvin Klein North America business was relatively flat (including a 2% negative foreign currency impact). The North America wholesale business experienced overall modest growth, as an increase in sales to department stores more than offset a decline in sales to the off-price channel. Also favorably impacting wholesale revenue for the quarter was a shift of shipments into the first quarter of 2015 from the second quarter. North America retail comparable store sales decreased 1%, as the strengthening United States dollar resulted in decreased traffic and spending in United States stores located in international tourist locations. Revenue in the Calvin Klein International business decreased 4% (including a 12% negative foreign currency impact), with a 10% increase in retail comparable store sales. The international revenue increase excluding the negative foreign currency impact was driven by strength in Asia, which included a benefit due to the Chinese New Year, as the first quarter of fiscal 2015 included a Chinese New Year while the first quarter of fiscal 2014 did not, and Europe, where our repositioning strategy has begun to gain traction.

•
The addition of $22 million of revenue attributable to growth in our Heritage Brands Retail and Heritage Brands Wholesale segments. The increase was principally driven by a shift in the timing of wholesale shipments into the first quarter of 2015 from the second quarter and a retail comparable store sales increase of 14% in the Van Heusen business.

Revenue for the full year 2015 is currently projected to decrease 3% compared to the prior year, inclusive of a negative impact of 6% related to foreign currency translation. Revenue for the Calvin Klein business is currently expected to increase 1% compared to the prior year, inclusive of a negative impact of 5% related to foreign currency translation. Revenue for the Tommy Hilfiger business is currently expected to decrease approximately 7% compared to the prior year, inclusive of a negative impact of 10% related to foreign currency translation. Revenue for the Heritage Brands business is currently projected to decrease approximately 3% compared to the prior year.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of product, including inbound freight costs, purchasing and receiving costs and inspection costs. All of our royalty, advertising and other revenue is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

Gross profit in the first quarter of 2015 was $986 million, or 52.4% of total revenue, compared with $1.033 billion, or 52.6% of total revenue in the first quarter of the prior year. The 20 basis point decrease was principally driven by a decline in our Tommy Hilfiger North America retail business due to decreased international tourist traffic and spending, which drove more promotional selling, and the strengthening of the United States dollar which caused our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher gross margins than our North American businesses, to be translated to United States dollars at lower average exchange rates. These declines were partially offset by strong gross margin improvement in the overall Calvin Klein business, particularly in Asia and Europe.

We currently expect that gross margin for the full year 2015 will increase as compared with 2014 due principally to strong improvement in our Calvin Klein business. We currently expect the strength of the United States dollar experienced in the first quarter of 2015 to continue and, as a result, the aforementioned gross margin increase will be partially offset by the impact of unfavorable foreign exchange rates, as our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher gross margins than our North American businesses, will be translated to United States dollars at lower average exchange rates. Additionally, our international businesses often purchase inventory in United States dollars and, as the United States dollar strengthens, this United States dollar-based inventory converts into a higher amount of local currency inventory and cost of goods when the goods are sold. We currently expect this will be the case in the remainder of 2015.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the first quarter of 2015 were $815 million, or 43.4% of total revenue, as compared to $859 million, or 43.7% of total revenue in the first quarter of the prior year. The 30 basis point decrease in SG&A expenses as a percentage of total revenue was due principally to our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher SG&A percentages of total revenue than our North American businesses, being translated to United States dollars at lower average exchange rates, and a reduction in Warnaco integration and restructuring costs compared to the prior year’s first quarter.

We currently expect that our SG&A expenses as a percentage of total revenue for the full year 2015 will decrease from 2014, as (i) we currently do not expect our 2015 SG&A to be significantly impacted by an actuarial gain or loss associated with our United States retirement plans, while our 2014 SG&A included a $139 million actuarial loss, and (ii) we currently expect to incur lower costs in 2015 as compared to 2014 associated with the integration of Warnaco and the related restructuring. In addition, we expect that the impact of the stronger dollar in 2015 as compared with 2014 will result in a decrease in our SG&A expenses as a percentage of total revenue, as our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher SG&A percentages of total revenue than our North American businesses, will be translated to United States dollars at lower average exchange rates. Our actual SG&A expense may be significantly different than our projections because of expense associated with our United States retirement plans. United States retirement plan expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.

Debt Modification and Extinguishment Costs

We incurred costs totaling $93 million during the first quarter of 2014 in connection with the amendment and restatement of our senior secured credit facilities entered into in 2013 and the redemption of our 7 3/8% senior notes due 2020. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates, in the first quarter of 2015 was $6 million as compared to $4 million in the first quarter of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil, for the Calvin Klein brand in India, for the Tommy Hilfiger, Calvin Klein and Van Heusen brands in Australia and for the Karl Lagerfeld brand. Please refer to Note 4, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussions.

Interest Expense, Net

Net interest expense decreased to $30 million in the first quarter of 2015 from $41 million in the first quarter of the prior year due to lower average debt balances and interest rates as compared to the prior year, combined with the effect of the amendment and restatement of our credit facility during the first quarter of 2014 and the related redemption of our 7 3/8% senior notes due 2020. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Net interest expense for the full year 2015 is currently expected to decrease to approximately $120 million to $125 million from $139 million in 2014, mainly due to lower average debt balances. We currently expect to repay approximately $350 million of debt in 2015, of which $50 million was repaid during the first quarter.

Income Taxes

The effective income tax rates for the first quarters of 2015 and 2014 were 22.4% and 19.7%, respectively.

The effective income tax rates for the first quarters of 2015 and 2014 were lower than the United States statutory rate due to the benefit of lower tax rates in international jurisdictions where we file tax returns.

We currently expect our full year 2015 effective income tax rate to be lower than the United States statutory rate due principally to the benefit of overall lower tax rates in international jurisdictions where we file tax returns.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at May 3, 2015 was $419 million, a reduction of $60 million from cash at February 1, 2015 of $479 million. This reduction included $50 million of long-term debt repayments during the first quarter of 2015. Cash flow for the full year 2015 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments we make in 2015.

As of May 3, 2015, approximately $330 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $61 million in the thirteen weeks ended May 3, 2015 as compared with cash used of $51 million in the thirteen weeks ended May 4, 2014. The increase in cash provided by operating activities was primarily driven by an increase in net income as adjusted for noncash charges in the current year period.

Capital Expenditures

Our capital expenditures in the thirteen weeks ended May 3, 2015 were $49 million compared to $51 million in the thirteen weeks ended May 4, 2014. We currently expect that capital expenditures for the full year 2015 will be approximately $300 million, which includes a shift into 2015 of expenditures originally expected to occur in 2014. Capital expenditures in 2015 will primarily include investments in new stores and store expansions, as well as continued investments in operations and infrastructure.

Investments in Unconsolidated Affiliates

During the first quarter of 2014, we acquired a 10% economic interest in Kingdom Holding 1 B.V., the parent company of the Karl Lagerfeld brand, for $19 million.

In 2013, we formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in which we own a 50% economic interest. The joint venture licenses from one of our subsidiaries the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, we contributed to the joint venture on the first day of 2014 our subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. In addition, during the thirteen weeks ended May 3, 2015, we completed a transaction whereby the Tommy Hilfiger and Van Heusen brands in Australia were licensed to subsidiaries of PVH Australia. The Tommy Hilfiger brand had previously been licensed to a third party and the Van Heusen brand had previously been licensed to the Company’s joint venture partner in PVH Australia. We made net payments of $21 million and $7 million to PVH Australia during the thirteen weeks ended May 3, 2015 and May 4, 2014, respectively, representing our 50% share of funding.

We acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”) as part of the Warnaco acquisition. The joint venture licenses from one of our subsidiaries the rights to the Calvin Klein trademark in India. We made a payment of $2 million to CK India during the thirteen weeks ended May 3, 2015 to contribute our 51% share of the joint venture funding.

Acquisition of Russia Franchisee

During the first quarter of 2014, we acquired for $4 million two Tommy Hilfiger stores in Russia from a former Tommy Hilfiger franchisee.

Acquisition of Ireland Franchisee

During the first quarter of 2014, we acquired for $3 million six Tommy Hilfiger stores in Ireland from a former Tommy Hilfiger franchisee.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $12 million in each of the thirteen week periods ended May 3, 2015 and May 4, 2014. Based upon current exchange rates, we currently expect that such payments will be approximately $52 million for the full year 2015.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $6 million and $3 million in the thirteen weeks ended May 3, 2015 and May 4, 2014, respectively. We currently project that cash dividends on our common stock in 2015 will be approximately $13 million.

Financing Arrangements

Our capital structure was as follows:

(in millions)	May 3, 2015	February 1, 2015	May 4, 2014
Short-term borrowings	$11	$8	$145
Current portion of long-term debt	99	99	99
Capital lease obligations	19	18	25
Long-term debt	3,390	3,439	3,862
Stockholders’ equity	4,444	4,364	4,480

In addition, we had $419 million, $479 million and $513 million of cash and cash equivalents as of May 3, 2015, February 1, 2015 and May 4, 2014, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has a Yen-denominated overdraft facility with a Japanese bank, which provides for borrowings of up to ¥1.000 billion (approximately $8 million based on exchange rates in effect on May 3, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless we give notice of termination. As of May 3, 2015, we had approximately $8 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at May 3, 2015 was 0.42%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 3, 2015 was equal to the maximum amount of borrowings available under this facility.

One of our European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as Euro-denominated overdraft facilities, which provide for borrowings of up to €60 million (approximately $67 million based on exchange rates in effect on May 3, 2015). These facilities are used primarily to fund working capital needs. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 3, 2015.

One of our European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank, which provides for borrowings of up to $3 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish Central Bank lending rate plus 0.50%. As of May 3, 2015, we had $1 million of borrowings outstanding under this facility. The weighted average interest rate on the borrowings outstanding at May 3, 2015 was 11.25%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 3, 2015 was approximately $3 million.

One of our Mexican subsidiaries has a Peso-denominated short-term line of credit facility with a Mexican bank, which provides for borrowings of up to ₱67 million (approximately $4 million based on exchange rates in effect on May 3, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Interbank Equilibrium Interest Rate plus 1.50%. As of May 3, 2015, we had approximately $1 million of borrowings outstanding under this facility. The weighted average interest rate on the borrowings outstanding at May 3, 2015 was 4.80%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 3, 2015 was approximately $1 million.

One of our Asian subsidiaries has a United States dollar-denominated short-term revolving credit facility with one lender, which provides for borrowings up to $10.0 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at 1.75% plus the one-month London interbank borrowing rate (“LIBOR”). At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the lender. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 3, 2015.

One of our Asian subsidiaries has a Korean Won-denominated short-term revolving credit facility with one lender that provides for borrowings of up to ₩3.000 billion (approximately $3 million based on exchange rates in effect on May 3, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the three-month Cost of Funds Index rate plus a specified margin. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 3, 2015.

One of our Latin American subsidiaries has a Brazilian Real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$71 million (approximately $24 million based on exchange rates in effect on May 3, 2015) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the thirteen weeks ended May 3, 2015.

We also have the ability to draw revolving borrowings under our senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. There were no borrowings outstanding under these facilities as of May 3, 2015. The maximum amount of revolving borrowings outstanding under these facilities during the thirteen weeks ended May 3, 2015 was approximately $16 million. In addition, we have certain other facilities under which we had no borrowings outstanding as of or during the thirteen weeks ended May 3, 2015.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $2 million during each of the thirteen week periods ended May 3, 2015 and May 4, 2014.

2013 Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, we entered into senior secured credit facilities (the “2013 facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under our prior facilities and repay all of Warnaco’s previously outstanding long-term debt. The 2013 facilities consisted of a $1.700 billion United States dollar-denominated Term Loan A facility (recorded net of an original issue discount of $7 million as of the acquisition date), a $1.375 billion United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $7 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million Euro-denominated revolving credit facility available in Euro, Pounds Sterling, Japanese Yen or Swiss Francs.

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

The revolving credit facilities also include amounts available for letters of credit. As of May 3, 2015, we had no outstanding revolving credit borrowings and $40 million of letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1.350 billion plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During the thirteen weeks ended May 3, 2015, we made payments of $50 million on our term loans under the 2014 facilities. As of May 3, 2015, we had total term loans outstanding of $2.689 billion, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, we are not required to make any additional mandatory payments under Term Loan B prior to maturity.

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

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.50% for adjusted Eurocurrency rate loans and 0.50% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ending May 3, 2015, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon our net leverage ratio.

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

During the second quarter of 2014, we entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514 million of our variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Such agreement remains outstanding with a notional amount of $632 million as of May 3, 2015. Under the terms of this agreement, the one-month LIBOR that we will pay is capped at a rate of 1.50%. Therefore, the maximum amount of interest that we will pay on the then-outstanding notional amount will be at the 1.50% capped rate, plus the current applicable margin.

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

During the second quarter of 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation under the previously outstanding 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $1.018 billion as of May 3, 2015, and is now converting a portion of our variable rate debt obligation under the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a fixed rate of 0.604%, plus the current applicable margin.

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

As of May 3, 2015, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of May 3, 2015, our corporate credit was rated Ba2 by Moody’s with a positive outlook and our issuer credit was rated BB+ by Standard & Poor’s with a stable outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

Stock Repurchase Program

Our Board of Directors authorized a $500 million three-year stock repurchase program effective June 3, 2015. Stock repurchases under this program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases would be made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, restrictions under our debt arrangements, trading restrictions under our insider trading policy, and other relevant factors. The stock repurchase program may be modified, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice, including without making any repurchases.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 1, 2015. During the thirteen weeks ended May 3, 2015, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 1, 2015.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of May 3, 2015 include cash and cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap and interest rate cap agreements. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 3, 2015. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at May 3, 2015, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $0.4 million annually. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap and interest rate cap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of May 3, 2015, after taking into account the effect of our interest rate swap and interest rate cap agreements that were in effect at such date, approximately 70% of our long-term debt was at a fixed or capped rate, with the remainder at variable rates. Given our debt position at May 3, 2015, the effect of a 10 basis point change in interest rates on our interest expense would be approximately $0.9 million annually. Such amount excludes any impact from our United States dollar-denominated Term Loan B facility, which would currently not be impacted by a 10 basis point change in interest rates due to its adjusted Eurocurrency rate floor of 0.75%. Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion of our credit facilities and interest rate swap and interest rate cap agreements.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components, which expose us to significant foreign exchange risk. Our Heritage Brand business also has international components but those components are not significant to the business. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results, as our operating results in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, the impact of a strengthening United States dollar, particularly against the Euro, the Brazilian Real, the Japanese Yen, the Korean Won, the British Pound, the Canadian dollar, the Mexican Peso, the Indian Rupee, the Russian Ruble and the Chinese Yuan Renminbi, will have a negative impact on our reported results of operations.

The transaction impact on financial results is common for apparel companies that purchase goods because these goods are often purchased in United States dollars by foreign subsidiaries. As with translation, during times of a strengthening United States dollar, our results of operations will be negatively impacted from these transactions because the United States dollar-based inventory converts into a higher amount of local currency inventory, and thus a higher local currency cost of goods when the goods are sold. We also have exposure to changes in foreign currency exchange rates related to certain intercompany loans. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 1, 2015 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of May 3, 2015.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 2, 2015 -
March 1, 2015	2,345	$110.39	—	—
March 2, 2015 -
April 5, 2015	10,369	103.57	—	—
April 6, 2015 -
May 3, 2015	72,254	107.25	—	—
Total	84,968	$106.89	—	—

(1) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the first quarter of 2015 principally in connection with the settlement of vested restricted stock units, restricted stock and performance share units to satisfy tax withholding requirements.

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

4.4
First Supplemental Indenture, dated as of November 8, 2012, to Indenture dated as of May 6, 2010, between PVH Corp. (formerly known as “Phillips-Van Heusen Corporation”) and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2013).

4.5
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

PVH CORP.
Registrant

Dated:	June 5, 2015	/s/ Bruce Goldstein
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