Form 10-Q
period 2015-11-01
PVH CORP. /DE/
filed 2015-12-08
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	November 1, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of December 2, 2015 was 81,946,098.

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

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
Net sales	$2,040.9	$2,114.0	$5,591.9	$5,876.0
Royalty revenue	97.4	89.3	247.0	224.0
Advertising and other revenue	26.2	29.8	68.9	72.4
Total revenue	2,164.5	2,233.1	5,907.8	6,172.4
Cost of goods sold (exclusive of depreciation and amortization)	1,063.5	1,065.6	2,819.1	2,917.0
Gross profit	1,101.0	1,167.5	3,088.7	3,255.4
Selling, general and administrative expenses	853.8	892.9	2,519.2	2,647.8
Debt modification and extinguishment costs	—	—	—	93.1
Equity in net income of unconsolidated affiliates	6.4	5.3	15.0	9.2
Income before interest and taxes	253.6	279.9	584.5	523.7
Interest expense	28.4	33.6	88.5	110.7
Interest income	1.0	1.5	3.3	4.2
Income before taxes	226.2	247.8	499.3	417.2
Income tax expense	4.3	22.1	61.1	29.8
Net income	221.9	225.7	438.2	387.4
Less: Net loss attributable to redeemable non-controlling interest	—	—	—	(0.1)
Net income attributable to PVH Corp.	$221.9	$225.7	$438.2	$387.5
Basic net income per common share attributable to PVH Corp.	$2.69	$2.74	$5.31	$4.71
Diluted net income per common share attributable to PVH Corp.	$2.67	$2.71	$5.26	$4.66
Dividends declared per common share	$0.0375	$0.0375	$0.1500	$0.1500

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014

Net income	$221.9	$225.7	$438.2	$387.4
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax expense (benefit) of $0.0; $1.2; $(0.4) and $(2.1)	(10.0)	(217.6)	(150.1)	(207.4)
Amortization of prior service credit related to pension and postretirement plans, net of tax (benefit) of $(0.0); $(0.1); $(0.1) and $(0.3)	(0.1)	(0.2)	(0.2)	(0.4)
Net unrealized and realized (loss) gain related to effective hedges, net of tax (benefit) expense of $(8.6); $1.3; $(9.1) and $1.3	(25.2)	28.5	(48.4)	36.5
Comprehensive income	186.6	36.4	239.5	216.1
Less: Comprehensive income attributable to redeemable non-controlling interest	—	—	—	0.5
Total comprehensive income attributable to PVH Corp.	$186.6	$36.4	$239.5	$215.6

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	November 1,	February 1,	November 2,
	2015	2015	2014
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$369.9	$479.3	$365.1
Trade receivables, net of allowances for doubtful accounts of $17.6, $19.0 and $19.8	824.3	705.7	879.7
Other receivables	41.9	37.5	31.0
Inventories, net	1,332.0	1,257.3	1,239.9
Prepaid expenses	138.7	141.1	177.9
Other, including deferred taxes of $85.2, $115.4 and $86.5	151.4	280.3	173.1
Total Current Assets	2,858.2	2,901.2	2,866.7
Property, Plant and Equipment, net	731.8	725.7	707.6
Goodwill	3,237.1	3,259.1	3,435.0
Tradenames	2,810.4	2,833.4	2,930.9
Other Intangibles, net	874.4	948.2	995.5
Other Assets, including deferred taxes of $14.0, $7.1 and $32.8	293.5	264.2	330.0
Total Assets	$10,805.4	$10,931.8	$11,265.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$495.3	$565.3	$476.2
Accrued expenses, including deferred taxes of $0.0, $0.5 and $0.0	703.4	724.3	745.6
Deferred revenue	16.0	31.2	17.7
Short-term borrowings	27.6	8.5	39.9
Current portion of long-term debt	124.1	99.3	99.3
Total Current Liabilities	1,366.4	1,428.6	1,378.7
Long-Term Debt	3,215.5	3,438.7	3,618.7
Other Liabilities, including deferred taxes of $951.7, $1,004.3 and $1,102.5	1,677.9	1,700.2	1,684.5
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 83,491,141; 83,116,062 and 83,044,291 shares issued	83.5	83.1	83.0
Additional paid in capital - common stock	2,809.9	2,768.7	2,752.3
Retained earnings	2,427.0	2,001.3	1,949.8
Accumulated other comprehensive loss	(615.2)	(416.5)	(129.6)
Less: 1,409,747; 603,482 and 598,814 shares of common stock held in treasury, at cost	(159.6)	(72.3)	(71.7)
Total Stockholders’ Equity	4,545.6	4,364.3	4,583.8
Total Liabilities and Stockholders’ Equity	$10,805.4	$10,931.8	$11,265.7

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2015	2014
OPERATING ACTIVITIES
Net income	$438.2	$387.4
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	187.0	181.4
Equity in net income of unconsolidated affiliates	(15.0)	(9.2)
Deferred taxes	(15.6)	(33.7)
Stock-based compensation expense	31.4	37.3
Impairment of long-lived assets	2.8	4.8
Debt modification and extinguishment costs	—	93.1
Net gain on deconsolidation of subsidiaries and joint venture	—	(8.0)
Changes in operating assets and liabilities:
Trade receivables, net	(132.3)	(168.8)
Inventories, net	(94.1)	4.4
Accounts payable, accrued expenses and deferred revenue	(90.9)	(177.5)
Prepaid expenses	(0.3)	(45.1)
Employer pension contributions	(1.5)	(2.7)
Other, net	78.4	60.5
Net cash provided by operating activities	388.1	323.9
INVESTING ACTIVITIES(1)
Business acquisitions	—	(14.7)
Purchase of property, plant and equipment	(169.0)	(173.5)
Contingent purchase price payments	(35.0)	(35.5)
Decrease in restricted cash	20.2	9.7
Investments in unconsolidated affiliates	(26.6)	(26.2)
Net cash used by investing activities	(210.4)	(240.2)
FINANCING ACTIVITIES(1)
Net proceeds from short-term borrowings	19.1	31.6
Redemption of 7 3/8% senior notes, including make whole premium	—	(667.6)
Proceeds from 2014 facilities, net of related fees	—	586.7
Repayment of 2014 facilities	(200.5)	(244.7)
Net proceeds from settlement of awards under stock plans	5.7	9.5
Excess tax benefits from awards under stock plans	5.0	9.3
Cash dividends	(12.5)	(12.5)
Acquisition of treasury shares	(87.3)	(10.5)
Payments of capital lease obligations	(5.6)	(6.6)
Net cash used by financing activities	(276.1)	(304.8)
Effect of exchange rate changes on cash and cash equivalents	(11.0)	(7.0)
Decrease in cash and cash equivalents	(109.4)	(228.1)
Cash and cash equivalents at beginning of period	479.3	593.2
Cash and cash equivalents at end of period	$369.9	$365.1

(1) See Note 17 for information on noncash investing and financing transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s and Olga, which are owned, and Speedo, which is licensed in perpetuity for North America and the Caribbean, as well as various other owned, licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, underwear, intimate apparel, swim products, handbags, footwear and other related products, and licenses its owned brands over a broad range of products. References to the aforementioned and other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference is made to the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2015.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen and thirty-nine weeks ended November 1, 2015 and November 2, 2014 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

The Company records warehousing and distribution expenses as a component of selling, general and administrative expenses in its Consolidated Income Statements. Warehousing and distribution expenses totaled $62.5 million and $64.9 million in the thirteen weeks ended November 1, 2015 and November 2, 2014, respectively, and totaled $173.2 million and $191.3 million in the thirty-nine weeks ended November 1, 2015 and November 2, 2014, respectively.

Certain reclassifications have been made to the consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year.

2. INVENTORIES

Inventories are comprised principally of finished goods and are stated at the lower of cost or market. Cost for principally all wholesale inventories in North America and certain wholesale and retail inventories in Asia and Latin America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. The Company reviews current business trends, inventory aging and discontinued merchandise categories to determine adjustments that it estimates will be needed to liquidate existing clearance inventories and record inventories at the lower of cost or market.

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

Acquisition of Calvin Klein Performancewear Retail Businesses in Hong Kong and China

During the third quarter of 2014, the Company acquired for $6.7 million the Calvin Klein performancewear retail businesses in Hong Kong and China from a former Calvin Klein sublicensee. This transaction was accounted for as a business combination. The Company finalized the adjustment to the purchase price during 2015.

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Karl Lagerfeld
The Company acquired a 10% economic interest in Kingdom Holding 1 B.V., the parent company of the Karl Lagerfeld brand, (“Karl Lagerfeld”) during the first quarter of 2014 for $18.9 million. An employee of the Company, who is also a former director, owns approximately 35% of Karl Lagerfeld. The Company has significant influence as defined under FASB guidance with respect to this investment, which is being accounted for under the equity method of accounting.
Calvin Klein, Tommy Hilfiger and Heritage Brands Australia
The Company formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in 2013 in which the Company owns a 50% economic interest. The joint venture licenses from a subsidiary of the Company the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, the Company contributed to the joint venture its subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. In connection with this contribution, which took place on the first day of 2014, the Company deconsolidated the contributed subsidiaries and recognized a net gain of $2.1 million during the first quarter of 2014, which was recorded in selling, general and administrative expenses. The gain was measured as the difference between the fair value of the Company’s 50% interest in PVH Australia and the carrying value of the net assets and cash contributed. The fair value of PVH Australia was determined by a third party valuation firm using the discounted cash flow method, based on net sales projections for the Calvin Klein business in Australia, New Zealand, and other island nations in the South Pacific and was discounted using a rate of return that accounted for the relative risks of the estimated future cash flows.

During the first quarter of 2015, the Company completed a transaction in which the Tommy Hilfiger and Van Heusen trademarks in Australia were licensed for certain product categories to subsidiaries of PVH Australia for use in Australia, New Zealand and, in the case of Tommy Hilfiger, other island nations in the South Pacific. The Tommy Hilfiger trademarks had previously been licensed to a third party and the Van Heusen trademarks had previously been licensed to the Company’s joint venture partner in PVH Australia.

The Company made net payments of $21.0 million and $7.3 million to PVH Australia during the thirty-nine weeks ended November 1, 2015 and November 2, 2014, respectively, representing its 50% share of the joint venture funding. This investment is being accounted for under the equity method of accounting.

Calvin Klein India

The Company acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”), as part of the Warnaco acquisition. The joint venture licenses from a Company subsidiary the rights to the Calvin Klein trademarks in India for certain product categories. Beginning with the first quarter of 2014, this investment has been accounted for under the equity method of accounting. Please see Note 5, “Redeemable Non-Controlling Interest,” for a further discussion. The Company made payments of $4.0 million to CK India during the thirty-nine weeks ended November 1, 2015 to contribute its 51% share of the joint venture funding.

Tommy Hilfiger Brazil

The Company formed a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”), in Brazil in 2012 in which the Company owns a 40% economic interest. The joint venture licenses from a Company subsidiary the rights to the Tommy Hilfiger trademarks in Brazil for certain product categories. The Company made a payment of $1.6 million to TH Brazil during the thirty-nine weeks ended November 1, 2015 to contribute its 40% share of the joint venture funding. This investment is being accounted for under the equity method of accounting.

Tommy Hilfiger China

The Company formed a joint venture, TH Asia Ltd., in China in 2010 in which the Company owns a 45% economic interest. The joint venture began operating the Tommy Hilfiger wholesale and retail distribution businesses in China in 2011. The joint venture licenses from a Company subsidiary the Tommy Hilfiger trademarks for use in connection with these businesses. This investment is being accounted for under the equity method of accounting.

Tommy Hilfiger India

The Company acquired in 2011 a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India licenses from a Company subsidiary the rights to the Tommy Hilfiger trademarks in India for certain product categories. This investment is being accounted for under the equity method of accounting.

Included in other assets in the Company’s Consolidated Balance Sheets as of November 1, 2015, February 1, 2015 and November 2, 2014 is $143.1 million, $108.3 million and $113.7 million, respectively, related to these investments in unconsolidated affiliates.

5. REDEEMABLE NON-CONTROLLING INTEREST
CK India was consolidated in the Company’s financial statements during 2013. During the first quarter of 2014, Arvind Limited, the Company’s joint venture partner in TH India, purchased the Company’s prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholders agreement with different governing arrangements between the Company and Arvind Limited as compared to the arrangements with the prior minority shareholders, the Company no longer is deemed to hold a controlling interest in the joint venture. CK India was deconsolidated as a result and the Company began reporting its 51% interest as an equity method investment in the first quarter of 2014. The Company recognized a net gain of $5.9 million in connection with the deconsolidation of CK India during the first quarter of 2014 that was recorded in selling, general and administrative expenses in the Company’s Consolidated Income Statements. The gain was measured as the difference between the fair value of the Company’s 51% interest in CK India and the carrying value. The fair value of CK India was determined by a third party valuation firm using the discounted cash flow method, based on net sales projections for the Calvin Klein business in India and was discounted using a rate of return that accounted for the relative risks of the estimated future cash flows. Please see Note 4, “Investments in Unconsolidated Affiliates,” for a further discussion.

6. GOODWILL

The changes in the carrying amount of goodwill for the thirty-nine weeks ended November 1, 2015, by segment (please see Note 18, “Segment Data,” for a further discussion), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 1, 2015
Goodwill, gross	$705.4	$859.6	$204.4	$1,251.4	$238.3	$11.9	$3,271.0
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	705.4	859.6	204.4	1,251.4	238.3	—	3,259.1
Contingent purchase price payments to Mr. Calvin Klein	23.5	15.1	—	—	—	—	38.6
Currency translation and other	(4.3)	(24.0)	—	(31.6)	(0.7)	—	(60.6)
Balance as of November 1, 2015
Goodwill, gross	724.6	850.7	204.4	1,219.8	237.6	11.9	3,249.0
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$724.6	$850.7	$204.4	$1,219.8	$237.6	$—	$3,237.1

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

7. RETIREMENT AND BENEFIT PLANS

The Company has five qualified defined benefit pension plans as of November 1, 2015 covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five noncontributory plans as its “Pension Plans.” The Company also acquired as part of the Warnaco acquisition a defined benefit pension plan for certain of Warnaco’s former employees in Europe. This plan was not considered to be material for disclosure purposes for any period presented.

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

Net benefit cost related to the Pension Plans was recognized in selling, general and administrative expenses in the Company’s Consolidated Income Statements as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/1/15	11/2/14	11/1/15	11/2/14

Service cost, including plan expenses	$7.7	$4.9	$23.0	$14.7
Interest cost	7.0	7.2	20.9	21.4
Expected return on plan assets	(10.7)	(10.8)	(31.9)	(32.6)
Total	$4.0	$1.3	$12.0	$3.5

Net benefit cost related to the SERP Plans was recognized in selling, general and administrative expenses in the Company’s Consolidated Income Statements as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/1/15	11/2/14	11/1/15	11/2/14

Service cost, including plan expenses	$1.4	$1.1	$4.2	$3.3
Interest cost	0.9	1.1	2.7	3.1
Amortization of prior service credit	(0.0)	(0.1)	(0.0)	(0.1)
Total	$2.3	$2.1	$6.9	$6.3

Net benefit cost related to the Postretirement Plans was recognized in selling, general and administrative expenses in the Company’s Consolidated Income Statements as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/1/15	11/2/14	11/1/15	11/2/14

Interest cost	$0.2	$0.2	$0.5	$0.6
Amortization of prior service credit	(0.1)	(0.2)	(0.3)	(0.6)
Total	$0.1	$0.0	$0.2	$0.0

The Company made contributions of $1.5 million to the Pension Plans in the thirty-nine weeks ended November 1, 2015 and does not expect to make additional contributions to the Pension Plans during the remainder of 2015.

8. DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has a yen-denominated overdraft facility with a Japanese bank that provides for borrowings of up to ¥1,000.0 million (approximately $8.3 million based on exchange rates in effect on November 1, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless the Company gives notice of termination. As of November 1, 2015, the Company had $8.3 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at November 1, 2015 was 0.43%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 1, 2015 was equal to the maximum amount of borrowings available under this facility.

One of the Company’s European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as euro-denominated overdraft facilities, that provide for borrowings of up to €60.0 million (approximately $66.1 million based on exchange rates in effect on November 1, 2015). These facilities are used primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the thirty-nine weeks ended November 1, 2015.

One of the Company’s European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to $3.7 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish Central Bank lending rate plus 0.50%. As of November 1, 2015, the Company had $2.6 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at November 1, 2015 was 12.77%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 1, 2015 was $3.3 million.

One of the Company’s European subsidiaries has Turkish lira-denominated short-term line of credit facilities with a number of Turkish banks that provide for borrowings of up to lira 6.0 million (approximately $2.1 million based on exchange rates in effect on November 1, 2015) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at the Turkish Central Bank lending rate plus 1.25%. There were no borrowings outstanding under these facilities as of or during the thirty-nine weeks ended November 1, 2015.

One of the Company’s Mexican subsidiaries has peso-denominated short-term line of credit facilities with a number of banks at various interest rates that provide for borrowings of up to ₱267.1 million (approximately $16.1 million based on exchange rates in effect on November 1, 2015) and are utilized primarily to fund working capital needs. As of November 1, 2015, the Company had $7.0 million of borrowings outstanding under these facilities. The weighted average interest rate on the funds borrowed at November 1, 2015 was 4.71%.  The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 1, 2015 was $7.0 million.

One of the Company’s Mexican subsidiaries has a United States dollar-denominated short-term revolving credit facility with a Mexican bank that provides for borrowings up to $10.0 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Interbank Equilibrium Interest Rate plus 0.90%. As of November 1, 2015, the Company had $9.7 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at November 1, 2015 was 4.33%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 1, 2015 was $9.7 million.

One of the Company’s Asian subsidiaries has a United States dollar-denominated short-term revolving credit facility with a bank that provides for borrowings up to $10.0 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the one-month London interbank borrowing rate (“LIBOR”) plus 1.50%. At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the bank. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended November 1, 2015.

One of the Company’s Latin American subsidiaries has Brazilian real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$83.0 million (approximately $21.4 million based on exchange rates in effect on November 1, 2015) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the thirty-nine weeks ended November 1, 2015.

The Company also has the ability to draw revolving borrowings under its senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. There were no borrowings outstanding under these facilities as of November 1, 2015. The maximum amount of revolving borrowings outstanding under these facilities during the thirty-nine weeks ended November 1, 2015 was $151.2 million. In addition, the Company has certain other facilities under which there were no borrowings outstanding as of or during the thirty-nine weeks ended November 1, 2015.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	11/1/15	11/2/14

Senior secured Term Loan A facility due 2019	$1,832.2	$1,929.9
Senior secured Term Loan B facility due 2020	707.7	988.4
4 1/2% senior unsecured notes due 2022	700.0	700.0
7 3/4% debentures due 2023	99.7	99.7
Total	3,339.6	3,718.0
Less: Current portion of long-term debt	124.1	99.3
Long-term debt	$3,215.5	$3,618.7

As of November 1, 2015, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
Remainder of 2015	$24.8
2016	136.6
2017	186.2
2018	198.6
2019	1,291.1
2020	711.6

Total debt repayments for the next five years exceed the carrying balance of the Company’s term loan facilities as of November 1, 2015 because the carrying balance reflects a portion of the original issue discount.

As of November 1, 2015, after taking into account the effect of the Company’s interest rate swap and cap agreements discussed in the section below entitled “2014 Senior Secured Credit Facilities,” which were in effect as of such date, approximately 70% of the Company’s long-term debt had a fixed or capped rate, with the remainder at uncapped variable rates.

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

2014 Senior Secured Credit Facilities

On March 21, 2014 (the “Restatement Date”), the Company entered into an amendment (the “Amendment”) to the 2013 facilities (as amended by the Amendment, the “2014 facilities”). The Amendment provided for an additional $350.0 million principal amount of loans under the Term Loan A facility and an additional $250.0 million principal amount of loans under the Term Loan B facility and extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2018 to February 13, 2019. The maturity of the Term Loan B facility remains at February 13, 2020. On the Restatement Date, the Company borrowed the additional principal amounts described above and used the proceeds to redeem all of its outstanding 7 3/8% senior notes, as discussed below in the section entitled “7 3/8% Senior Notes Due 2020.” In connection with entering into the Amendment, the Company paid debt issuance costs of $13.3 million (of which $8.0 million was expensed as debt modification and extinguishment costs and $5.3 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $3.2 million to write-off previously capitalized debt issuance costs.

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

The revolving credit facilities also include amounts available for letters of credit. As of November 1, 2015, the Company had no outstanding revolving credit borrowings and $31.1 million of outstanding letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350.0 million plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During the thirty-nine weeks ended November 1, 2015 and November 2, 2014, the Company made payments of $200.5 million and $244.7 million, respectively, on its term loans under the 2014 facilities. As of November 1, 2015, the Company had total term loans outstanding of $2,539.9 million, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, the Company is not required to make any additional mandatory payments under Term Loan B prior to maturity.

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

Canadian dollar-denominated borrowings under the 2014 facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the Amendment.

The borrowings under the 2014 facilities in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the Amendment.

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.50% for adjusted Eurocurrency rate loans and 0.50% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to the Company’s fiscal quarter ending November 1, 2015, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon the Company’s net leverage ratio.

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

During the second quarter of 2014, the Company entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514.2 million of the Company’s variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Such agreement remains outstanding with a notional amount of $617.0 million as of November 1, 2015. Under the terms of this agreement, the one-month LIBOR that the Company will pay is capped at a rate of 1.50%. Therefore, the maximum amount of interest that the Company will pay on the then-outstanding notional amount will be at the 1.50% capped rate, plus the current applicable margin.

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

During the second quarter of 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228.8 million of the Company’s variable rate debt obligation under its previously outstanding 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $860.0 million as of November 1, 2015, and is now converting a portion of the Company’s variable rate debt obligation under the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and it will pay a fixed rate of 0.604%, plus the current applicable margin.

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

9. INCOME TAXES

The effective income tax rates for the thirteen weeks ended November 1, 2015 and November 2, 2014 were 1.9% and 8.9%, respectively. The effective income tax rates for the thirty-nine weeks ended November 1, 2015 and November 2, 2014 were 12.2% and 7.1%, respectively.
The effective income tax rates for the thirteen and thirty-nine weeks ended November 1, 2015 were lower than the United States statutory rate principally due to the benefit of lower tax rates in certain international jurisdictions where the Company files tax returns and the benefit of discrete items. The benefit of discrete items for the thirteen and thirty-nine weeks ended November 1, 2015 included the favorable impact on certain liabilities for uncertain tax positions from the expiration of applicable statutes of limitation.

The effective income tax rates for the thirteen and thirty-nine weeks ended November 2, 2014 were lower than the United States statutory rate principally due to the benefit of lower tax rates in certain international jurisdictions where the Company files tax returns, the recognition of foreign tax credits generated from Warnaco integration activities and the benefit of discrete items. The benefit of discrete items for the thirteen and thirty-nine weeks ended November 2, 2014 included the favorable impact on certain liabilities for uncertain tax positions from the expiration of applicable statutes of limitation. The benefit of discrete items for the thirty-nine weeks ended November 2, 2014 also included the favorable resolution in the second quarter of 2014 of uncertain tax positions approximating $24.0 million in international jurisdictions, and of an uncertain tax position approximating $6.0 million related to European and United States transfer pricing arrangements.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows principally associated with certain international inventory purchases and certain intercompany transactions. The Company periodically uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into interest rate swap agreements and an interest rate cap agreement to hedge against a portion of this exposure. Please see Note 8, “Debt,” for a further discussion of the Company’s 2014 facilities and these agreements.

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of accumulated other comprehensive (loss) income (“AOCI”). The cash flows from such hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. No amounts were excluded from effectiveness testing. There was no ineffective portion of cash flow hedges during the thirty-nine weeks ended November 1, 2015 and November 2, 2014. In addition, the Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), including all of the foreign currency forward exchange contracts related to intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	11/1/15	11/2/14	11/1/15	11/2/14
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$21.2	$36.3	$3.7	$0.1
Interest rate contracts	0.1	2.6	18.1	9.9
Total contracts designated as cash flow hedges	21.3	38.9	21.8	10.0
Undesignated contracts:
Foreign currency forward exchange contracts (principally intercompany transactions)	17.6	13.0	0.6	0.3
Total undesignated contracts	17.6	13.0	0.6	0.3
Total	$38.9	$51.9	$22.4	$10.3

At November 1, 2015, the notional amount outstanding of foreign currency forward exchange contracts was $894.0 million. Such contracts expire principally between November 2015 and January 2017.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	(Loss) Gain Recognized in Other Comprehensive (Loss) Income		Gain (Loss) Reclassified from AOCI into Income (Expense)
(In millions)			Location	Amount

Thirteen Weeks Ended	11/1/15	11/2/14		11/1/15	11/2/14
Foreign currency forward exchange contracts (inventory purchases)	$(3.2)	$36.9	Cost of goods sold	$26.8	$2.9
Interest rate contracts	(4.7)	(5.7)	Interest expense	(0.9)	(1.5)
Total	$(7.9)	$31.2		$25.9	$1.4

Thirty-Nine Weeks Ended	11/1/15	11/2/14		11/1/15	11/2/14
Foreign currency forward exchange contracts (inventory purchases)	$20.5	$38.1	Cost of goods sold	$74.9	$(2.6)
Interest rate contracts	(6.2)	(8.0)	Interest expense	(3.1)	(5.1)
Total	$14.3	$30.1		$71.8	$(7.7)

A net gain in AOCI on foreign currency forward exchange contracts at November 1, 2015 of $44.1 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statements to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at November 1, 2015 of $8.9 million is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange undesignated contracts:

(In millions)	(Loss) Gain Recognized in Income
Thirteen Weeks Ended	Location	11/1/15	11/2/14
Foreign currency forward exchange contracts (principally intercompany transactions)	Selling, general and administrative expenses	$(1.6)	$13.2

Thirty-Nine Weeks Ended	Location	11/1/15	11/2/14
Foreign currency forward exchange contracts (principally intercompany transactions)	Selling, general and administrative expenses	$2.9	$12.9

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of November 1, 2015.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	11/1/15				2/1/15				11/2/14
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$38.8	N/A	$38.8	N/A	$110.4	N/A	$110.4	N/A	$49.3	N/A	$49.3
Interest rate contracts	N/A	0.1	N/A	0.1	N/A	0.6	N/A	0.6	N/A	2.6	N/A	2.6
Total Assets	N/A	$38.9	N/A	$38.9	N/A	$111.0	N/A	$111.0	N/A	$51.9	N/A	$51.9

Liabilities:
Foreign currency forward exchange contracts	N/A	$4.3	N/A	$4.3	N/A	$1.3	N/A	$1.3	N/A	$0.4	N/A	$0.4
Interest rate contracts	N/A	18.1	N/A	18.1	N/A	15.3	N/A	15.3	N/A	9.9	N/A	9.9
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$3.6	3.6	N/A	N/A	$4.0	4.0	N/A	N/A	$5.1	5.1
Total Liabilities	N/A	$22.4	$3.6	$26.0	N/A	$16.6	$4.0	$20.6	N/A	$10.3	$5.1	$15.4

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

Pursuant to the agreement governing the reacquisition of the rights in India to the Tommy Hilfiger trademarks (which the Company entered into in September 2011 in connection with its acquisition of its 50% ownership of TH India), the Company is required to make annual contingent purchase price payments based on a percentage of sales of Tommy Hilfiger products in India in excess of an agreed upon threshold during each of five consecutive 12-month periods (extended to a sixth consecutive 12-month period if the aggregate payments for the five 12-month periods are not at least $15.0 million, which appears will likely be the case). Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one-year period. The Company made annual contingent purchase price payments of $0.6 million, $0.6 million, $0.4 million and $0.2 million during 2015, 2014, 2013 and 2012, respectively. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such liability was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, changes in the fair value are included within selling, general and administrative expenses in the Company’s Consolidated Income Statements.

The following table presents the change in the Level 3 contingent purchase price payment liability during the thirty-nine weeks ended November 1, 2015 and November 2, 2014:

(In millions)	Thirty-Nine Weeks Ended
	11/1/15	11/2/14
Beginning Balance	$4.0	$4.2
Payments	(0.6)	(0.6)
Adjustments included in earnings	0.2	1.5
Ending Balance	$3.6	$5.1

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of November 1, 2015 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	35.0%
Approximate discount rate	15.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $0.5 million.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $0.5 million.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment) during the thirty-nine weeks ended November 1, 2015 and November 2, 2014, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
	Level 1	Level 2	Level 3
November 1, 2015	N/A	N/A	$—	$—	$2.8
November 2, 2014	N/A	N/A	$—	$—	$4.8

Long-lived assets with a carrying amount of $2.8 million were written down to a fair value of zero during the thirty-nine weeks ended November 1, 2015 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge of $2.8 million was included in selling, general and administrative expenses, of which $2.0 million was recorded in the Calvin Klein North America segment, $0.5 million was recorded in the Calvin Klein International segment and $0.3 million was recorded in the Tommy Hilfiger International segment.

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

In connection with the sale of substantially all of the assets of the Company’s G. H. Bass & Co. (“Bass”) business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease. The estimated fair value of these guarantee obligations as of November 1, 2015, February 1, 2015 and November 2, 2014 was $2.1 million, $3.0 million and $3.2 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. The Company classifies these as Level 3 measurements. The fair value of such guarantee obligations was determined using the discounted cash flow method, based on the guaranteed lease payments, the estimated probability of lease extensions and estimates of the risk of default by the buyer of the Bass assets, and was discounted using rates of return that account for the relative risks of the estimated future cash flows.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of November 1, 2015, February 1, 2015 and November 2, 2014 were as follows:

(In millions)	11/1/15		2/1/15		11/2/14
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$369.9	$369.9	$479.3	$479.3	$365.1	$365.1
Short-term borrowings	27.6	27.6	8.5	8.5	39.9	39.9
Long-term debt (including portion classified as current)	3,339.6	3,370.1	3,538.0	3,567.7	3,718.0	3,729.6

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

Through November 1, 2015, the Company has granted under the 2006 Plan (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable PSUs; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, with the exception of the Warnaco employee replacement awards discussed below, each share underlying a stock option award reduces the number available by one share and each share underlying a restricted stock award, RSU or PSU reduces the number available by two shares. Each share underlying a Warnaco employee replacement stock option, restricted stock, RSU or PSU reduces the number available by one share. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs outstanding under the 2003 Plan. Such stock options were granted with an exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Under the terms of the merger agreement in connection with the Warnaco acquisition, each outstanding award of stock options, restricted stock and restricted stock units made by Warnaco was assumed by the Company and converted into an award of the same type, and subject to the same terms and conditions, but payable in shares of Company common stock. The replacement stock options are generally exercisable in three equal annual installments commencing one year after the date of original grant and the replacement RSUs and restricted stock awards generally vest three years after the date of original grant, principally on a cliff basis. The Company accounted for the replacement awards as a modification of the existing awards. As such, a new fair value was assigned to the awards, a portion of which was included as part of the merger consideration. The merger consideration of $39.8 million was determined by multiplying the estimated fair value of the Warnaco awards outstanding at the effective time of the Warnaco acquisition, net of the estimated value of awards to be forfeited, by the proportionate amount of the vesting period that had lapsed as of the acquisition date. The remaining fair value, net of estimated forfeitures, is being expensed over the awards’ remaining vesting periods.

Net income for the thirty-nine weeks ended November 1, 2015 and November 2, 2014 included $31.4 million and $37.3 million, respectively, of pre-tax expense related to stock-based compensation, with recognized income tax benefits of $7.9 million and $9.5 million, respectively.

Stock options currently outstanding, with the exception of the Warnaco employee replacement awards discussed above, are generally exercisable in four equal annual installments commencing one year after the date of grant. The vesting of such options outstanding is also generally accelerated upon retirement (as defined in the applicable plan). Such options are granted with a 10-year term.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed over the options’ vesting periods.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirty-nine weeks ended November 1, 2015 and November 2, 2014:

	Thirty-Nine Weeks Ended
	11/1/15	11/2/14
Weighted average risk-free interest rate	1.54%	2.15%
Weighted average expected option term (in years)	6.25	6.25
Weighted average Company volatility	36.26%	44.12%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per option	$40.20	$56.21

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

Service-based stock option activity for the thirty-nine weeks ended November 1, 2015 was as follows:

(In thousands, except per option data)	Options	Weighted Average Exercise Price Per Option
Outstanding at February 1, 2015	1,472	$64.14
Granted	175	107.18
Exercised	114	49.72
Cancelled	17	107.29
Outstanding at November 1, 2015	1,516	$69.71
Exercisable at November 1, 2015	1,132	$55.54

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

RSU activity for the thirty-nine weeks ended November 1, 2015 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 1, 2015	640	$107.42
Granted	302	104.65
Vested	200	86.75
Cancelled	66	112.99
Non-vested at November 1, 2015	676	$111.74

The Company’s restricted stock awards consist solely of awards to Warnaco employees that were replaced with Company restricted stock as of the effective time of the Warnaco acquisition. The fair value of restricted stock with respect to awards for which the vesting period had not lapsed as of the acquisition date was equal to the closing price of the Company’s common stock on February 12, 2013 and is expensed, net of forfeitures, over the vesting period.

Restricted stock activity for the thirty-nine weeks ended November 1, 2015 was as follows:

(In thousands, except per share data)	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at February 1, 2015	20	$120.72
Granted	—	—
Vested	17	120.72
Cancelled	1	120.72
Non-vested at November 1, 2015	2	$120.72

The Company granted contingently issuable PSUs to certain of the Company’s senior executives during the first quarter of each of 2012, 2013 and 2014. These awards were (are) subject to achievement of an earnings per share and, in the case of the awards made in 2012, a return on equity goal for the two-year performance period beginning with the year of grant and a service period of one year beyond the certification of performance. For the awards granted in the first quarter of 2014, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the performance period based on earnings per share growth during the performance cycle. For the awards granted in the first quarter of 2013, the two-year performance period has ended and the holders earned an aggregate of 26,000 shares, which will vest and be paid out subject to and following the additional one-year service period. The holders of the awards granted in the first quarter of 2012 earned an aggregate of 54,000 shares, which were paid out in the first quarter of 2015. For such awards, the Company records expense ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of these contingently issuable PSUs is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable PSUs do not accrue dividends prior to the completion of the performance cycle.

The Company granted contingently issuable PSUs to certain of the Company’s executives during the second quarter of 2013 and to certain of the Company’s senior executives during the first quarter of 2015 subject to a performance period of three years. For the awards granted in the second quarter of 2013 and the first quarter of 2015, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. The Company records expense ratably over the applicable vesting period, net of estimated forfeitures, regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted in the first quarter of 2015 was established on the grant date using the Monte Carlo simulation model, which was based on the following assumptions:

Risk-free interest rate	0.90%
Expected Company volatility	29.10%
Expected annual dividends per share	$0.15
Grant date fair value per PSU	$101.23

PSU activity for the thirty-nine weeks ended November 1, 2015 was as follows:

(In thousands, except PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 1, 2015	553	$119.95
Granted	46	101.23
Vested	54	88.52
Cancelled	51	122.15
Non-vested at November 1, 2015	494	$121.42

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirty-nine weeks ended November 1, 2015 and November 2, 2014 were $10.8 million and $15.8 million, respectively. Of those amounts, $5.0 million and $9.3 million, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in AOCI, net of related taxes, by component for the thirty-nine weeks ended November 1, 2015:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized gain on effective hedges	Total
Balance, February 1, 2015	$(496.2)	$0.4	$79.3	$(416.5)
Other comprehensive (loss) income before reclassifications	(150.1)	—	22.1	(128.0)
Less: Amounts reclassified from AOCI	—	0.2	70.5	70.7
Other comprehensive loss	(150.1)	(0.2)	(48.4)	(198.7)
Balance, November 1, 2015	$(646.3)	$0.2	$30.9	$(615.2)

The following table presents the changes in AOCI, net of related taxes, by component for the thirty-nine weeks ended November 2, 2014:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized (loss) gain on effective hedges	Total
Balance, February 2, 2014	$50.1	$1.0	$(8.8)	$42.3
Other comprehensive (loss) income before reclassifications	(210.0)	—	30.6	(179.4)
Less: Amounts reclassified from AOCI	(2.0)	0.4	(5.9)	(7.5)
Other comprehensive (loss) income	(208.0)	(0.4)	36.5	(171.9)
Balance, November 2, 2014	$(157.9)	$0.6	$27.7	$(129.6)

The following table presents reclassifications out of AOCI to earnings for the thirteen and thirty-nine weeks ended November 1, 2015 and November 2, 2014:

(In millions)	Amount Reclassified from AOCI				Affected Line Item in the Company’s Consolidated Income Statements
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	11/1/15	11/2/14	11/1/15	11/2/14
Realized gain (loss) on effective hedges:
Foreign currency forward exchange contracts	$26.8	$2.9	$74.9	$(2.6)	Cost of goods sold
Interest rate contracts	(0.9)	(1.5)	(3.1)	(5.1)	Interest expense
Less: Tax effect	0.7	(0.7)	1.3	(1.8)	Income tax expense
Total, net of tax	$25.2	$2.1	$70.5	$(5.9)

Amortization of retirement liability items:
Prior service credit	$0.1	$0.3	$0.3	$0.7	Selling, general and administrative expenses
Less: Tax effect	0.0	0.1	0.1	0.3	Income tax expense
Total, net of tax	$0.1	$0.2	$0.2	$0.4

Foreign currency translation adjustments:
Deconsolidation of foreign subsidiaries and joint venture	$—	$—	$—	$(2.0)	Selling, general and administrative expenses
Less: Tax effect	—	—	—	—	Income tax expense
Total, net of tax	$—	$—	$—	$(2.0)

14. STOCKHOLDERS’ EQUITY

The Company’s Board of Directors authorized a $500.0 million three-year stock repurchase program effective June 3, 2015. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, restrictions under the Company’s debt arrangements, trading restrictions under the Company’s insider trading policy, and other relevant factors. The program may be modified, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, by the Company at any time, without prior notice.

During the thirty-nine weeks ended November 1, 2015, the Company purchased approximately 0.7 million shares of its common stock in open market transactions for $75.4 million under the program. As of November 1, 2015, the repurchased shares were held as treasury stock and $424.6 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of vested RSUs, PSUs and restricted stock to satisfy tax withholding requirements.

15. EXIT ACTIVITY COSTS

Izod Retail Exit Costs

In connection with the Company’s exit in 2015 of the Izod retail business, the Company incurred certain costs related to severance and termination benefits, long-lived asset and goodwill impairments and lease/contract terminations. Such costs were as follows:

(In millions)	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 11/1/15	Incurred During the Thirty-Nine Weeks Ended 11/1/15	Cumulative Incurred To Date
Severance, termination benefits and other costs	$8.5	$0.2	$5.8	$8.2
Long-lived asset and goodwill impairments	17.7	—	—	17.7
Lease/contract termination and related costs	5.7	0.4	5.7	5.7
Total	$31.9	$0.6	$11.5	$31.6

The above charges relate to selling, general and administrative expenses of the Heritage Brands Retail segment. Please see Note 18, “Segment Data” for a further discussion of the Company’s reportable segments.

The liabilities at November 1, 2015 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/1/15	Costs Incurred During the Thirty-Nine Weeks Ended 11/1/15	Costs Paid During the Thirty-Nine Weeks Ended 11/1/15	Liability at 11/1/15
Severance, termination benefits and other costs	$2.3	$5.8	$6.1	$2.0
Lease/contract termination and related costs	—	5.7	5.6	0.1
Total	$2.3	$11.5	$11.7	$2.1

Warnaco Integration Costs

In connection with the Company’s acquisition of Warnaco during the first quarter of 2013 and the related integration, the Company incurred certain costs related to severance and termination benefits, inventory liquidations and lease/contract terminations. Such costs were as follows:

(In millions)	Total Expected to be Incurred	Incurred During the Thirteen Weeks Ended 11/1/15	Incurred During the Thirty-Nine Weeks Ended 11/1/15	Cumulative Incurred To Date
Severance, termination benefits and other costs	$171.9	$4.3	$13.1	$168.3
Inventory liquidation costs	36.1	—	—	36.1
Lease/contract termination and related costs	70.3	0.3	1.1	68.4
Total	$278.3	$4.6	$14.2	$272.8

Of the charges for severance and termination benefits, lease/contract termination and other costs incurred during the thirty-nine weeks ended November 1, 2015, $3.3 million relate to selling, general and administrative expenses of the Calvin Klein North America segment, $1.4 million relate to selling, general and administrative expenses of the Calvin Klein International segment, $4.2 million relate to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $5.3 million relate to corporate expenses not allocated to any reportable segment. The remaining charges for severance and termination benefits, lease/contract termination and other costs expected to be incurred relate principally to the aforementioned segments and corporate expenses not allocated to any reportable segment. Please see Note 18, “Segment Data” for a further discussion of the Company’s reportable segments.

The liabilities at November 1, 2015 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/1/15	Costs Incurred During the Thirty-Nine Weeks Ended 11/1/15	Costs Paid During the Thirty-Nine Weeks Ended 11/1/15	Liability at 11/1/15
Severance, termination benefits and other costs	$14.0	$13.1	$21.5	$5.6
Lease/contract termination and related costs	7.6	1.1	7.6	1.1
Total	$21.6	$14.2	$29.1	$6.7

16. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions, except per share data)	11/1/15	11/2/14	11/1/15	11/2/14

Net income attributable to PVH Corp.	$221.9	$225.7	$438.2	$387.5

Weighted average common shares outstanding for basic net income per common share	82.4	82.4	82.6	82.3
Weighted average impact of dilutive securities	0.7	0.9	0.7	0.9
Total shares for diluted net income per common share	83.1	83.3	83.3	83.2

Basic net income per common share attributable to PVH Corp.	$2.69	$2.74	$5.31	$4.71

Diluted net income per common share attributable to PVH Corp.	$2.67	$2.71	$5.26	$4.66

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	11/1/15	11/2/14	11/1/15	11/2/14

Weighted average potentially dilutive securities	0.6	0.4	0.6	0.4

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of November 1, 2015 and November 2, 2014 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen and thirty-nine weeks ended November 1, 2015 and November 2, 2014. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.8 million and 1.0 million as of November 1, 2015 and November 2, 2014, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

17. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirty-nine weeks ended November 1, 2015 and November 2, 2014, the Company recorded increases to goodwill of $38.6 million and $38.5 million, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirty-nine weeks ended November 1, 2015 and November 2, 2014, the Company paid $34.4 million and $34.9 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

During the first quarter of 2014, the Company recorded a loss of $17.5 million to write-off previously capitalized debt issuance costs in connection with the amendment and restatement of the 2013 facilities and the related redemption of its 7 3/8% senior notes due 2020.

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 1, 2015 and November 2, 2014 are $4.1 million and $3.3 million, respectively, of assets acquired through capital leases.

Omitted from investments in unconsolidated affiliates in the Company’s Consolidated Statement of Cash Flows for the thirty-nine weeks ended November 2, 2014 are noncash increases in the investment balances related to the Company’s Calvin Klein Australia joint venture and Calvin Klein India joint venture of $3.7 million and $6.2 million, respectively, resulting from the deconsolidation of these entities. Please see Note 4, “Investments in Unconsolidated Affiliates,” and Note 5, “Redeemable Non-Controlling Interest,” for further discussions.

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

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands Retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers in North America, which primarily sell apparel, accessories and related products under the brand names Van Heusen and IZOD. The Company exited the Izod retail business in the third quarter of 2015.

The following tables present summarized information by segment:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
(In millions)	11/1/15	(1)	11/2/14	11/1/15	(1)	11/2/14
Revenue – Calvin Klein North America
Net sales	$420.1		$404.2	$1,037.0		$1,038.8
Royalty revenue	43.9		38.6	103.1		87.7
Advertising and other revenue	13.8		15.8	34.7		35.7
Total	477.8		458.6	1,174.8		1,162.2

Revenue – Calvin Klein International
Net sales	308.8		328.4	865.2		913.4
Royalty revenue	21.0		20.5	57.0		56.9
Advertising and other revenue	6.5		8.7	19.6		23.6
Total	336.3		357.6	941.8		993.9

Revenue – Tommy Hilfiger North America
Net sales	416.5		421.7	1,142.8		1,162.9
Royalty revenue	13.4		10.0	32.9		22.3
Advertising and other revenue	4.0		3.4	9.4		7.4
Total	433.9		435.1	1,185.1		1,192.6

Revenue – Tommy Hilfiger International
Net sales	439.1		478.3	1,239.5		1,424.0
Royalty revenue	13.6		14.9	38.0		42.4
Advertising and other revenue	1.0		1.3	2.8		3.4
Total	453.7		494.5	1,280.3		1,469.8

Revenue – Heritage Brands Wholesale
Net sales	384.0		393.8	1,059.5		1,079.8
Royalty revenue	4.9		4.6	14.3		12.7
Advertising and other revenue	0.8		0.5	2.2		1.9
Total	389.7		398.9	1,076.0		1,094.4

Revenue – Heritage Brands Retail
Net sales	72.4		87.6	247.9		257.1
Royalty revenue	0.6		0.7	1.7		2.0
Advertising and other revenue	0.1		0.1	0.2		0.4
Total	73.1		88.4	249.8		259.5

Total Revenue
Net sales	2,040.9		2,114.0	5,591.9		5,876.0
Royalty revenue	97.4		89.3	247.0		224.0
Advertising and other revenue	26.2		29.8	68.9		72.4
Total	$2,164.5		$2,233.1	$5,907.8		$6,172.4

(1)
Revenue for the thirteen and thirty-nine weeks ended November 1, 2015 was significantly impacted by the strengthening of the United States dollar against other currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this report for a further discussion.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	11/1/15	(1)	11/2/14		11/1/15	(1)	11/2/14
Income before interest and taxes – Calvin Klein North America	$80.2	(3)	$76.5	(8)	$166.7	(4)	$172.9	(9)

Income before interest and taxes – Calvin Klein International	61.5	(3)	50.4	(8)	145.5	(4)	97.8	(9)(10)

Income before interest and taxes – Tommy Hilfiger North America	57.1		75.4		146.2		180.9

Income before interest and taxes – Tommy Hilfiger International	68.6		80.1		169.3		205.4

Income before interest and taxes – Heritage Brands Wholesale	25.3	(3)(5)	33.5	(8)	72.9	(4)(5)	84.4	(9)

Income (loss) before interest and taxes – Heritage Brands Retail	0.5	(6)	(1.9)		(2.3)	(6)	(3.8)

Loss before interest and taxes – Corporate(2)	(39.6)	(3)	(34.1)	(8)	(113.8)	(4)(7)	(213.9)	(9)(11)

Income before interest and taxes	$253.6		$279.9		$584.5		$523.7

(1)
Income (loss) before interest and taxes for the thirteen and thirty-nine weeks ended November 1, 2015 was significantly impacted by the strengthening of the United States dollar against other currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this report for a further discussion.

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

(3)
Income (loss) before interest and taxes for the thirteen weeks ended November 1, 2015 includes costs of $18.9 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $2.7 million in Calvin Klein North America; $3.9 million in Calvin Klein International; $1.4 million in Heritage Brands Wholesale; and $10.9 million in corporate expenses not allocated to any reportable segments.

(4)
Income (loss) before interest and taxes for the thirty-nine weeks ended November 1, 2015 includes costs of $50.8 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $5.6 million in Calvin Klein North America; $7.6 million in Calvin Klein International; $7.1 million in Heritage Brands Wholesale; and $30.5 million in corporate expenses not allocated to any reportable segments.

(5)
Income before interest and taxes for the thirteen and thirty-nine weeks ended November 1, 2015 includes costs of $13.1 million and $16.4 million, respectively, principally related to the discontinuation of several licensed product lines in the Company’s Heritage Brands dress furnishings business.

(6)
Income (loss) before interest and taxes for the thirteen and thirty-nine weeks ended November 1, 2015 includes costs of $2.8 million and $9.1 million, respectively, related to the operation of and exit from the Company’s Izod retail business.

(7)
Loss before interest and taxes for the thirty-nine weeks ended November 1, 2015 includes a one-time gain of $2.2 million recorded in connection with the Company’s 10% economic interest in Karl Lagerfeld.

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

(10)
Income before interest and taxes for the thirty-nine weeks ended November 2, 2014 includes a net gain of $8.0 million associated with the deconsolidation of certain Calvin Klein subsidiaries in Australia and the Company’s previously consolidated Calvin Klein joint venture in India. Please refer to Note 4, “Investments in Unconsolidated Affiliates” and Note 5, “Redeemable Non-Controlling Interest” for further discussions.

(11)
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

19. GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of November 1, 2015 was approximately $3.7 million, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2.3 million as of November 1, 2015, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016. The estimated fair value of this guarantee obligation was immaterial as of November 1, 2015, February 1, 2015 and November 2, 2014.

In connection with the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease. The maximum amount guaranteed for all leases as of November 1, 2015 was $42.3 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The estimated fair value of these guarantee obligations as of November 1, 2015, February 1, 2015 and November 2, 2014 was $2.1 million, $3.0 million and $3.2 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Please see Note 11, “Fair Value Measurements,” for a further discussion.

In connection with the Company’s investments in PVH Australia and CK India, the Company has guaranteed a portion of the entities’ debt and other obligations. The maximum amount guaranteed as of November 1, 2015 was approximately $7.8 million, which is subject to exchange rate fluctuation. The guarantees are in effect for the entire terms of the respective obligations. The estimated fair value of these guarantee obligations was immaterial as of November 1, 2015.

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

The FASB issued in April 2015 an update to accounting guidance related to debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance is effective for the Company in the first quarter of 2016, with early adoption permitted. Retrospective application of the new guidance is required. Had the Company early adopted this guidance, other current assets/other assets would have been lower by $24.2 million, $28.3 million and $29.8 million with corresponding decreases in debt as of November 1, 2015, February 1, 2015 and November 2, 2014, respectively.

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

The FASB issued in September 2015 an update to accounting guidance to simplify the accounting for business combinations. The guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The updated guidance eliminates the requirement to retrospectively account for these adjustments and restate prior period financial statements. The guidance will be effective for the Company in the first quarter of 2016, with early adoption permitted. Prospective application is required. The adoption will have an impact on the Company’s consolidated financial statements if it is the acquirer in a business combination that includes measurement-period adjustments.

The FASB issued in November 2015 an update to accounting guidance to simplify the presentation of deferred income taxes. The guidance requires an entity to classify all deferred tax liabilities and assets as noncurrent in the balance sheet. The guidance will be effective for the Company in the first quarter of 2017, with early adoption permitted. This guidance may be applied either prospectively or retrospectively. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

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

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International, Limited), Warner’s and Olga. We also license brands from third parties primarily for use on dress shirts, neckwear and, to a lesser extent, underwear offered in the United States and Canada. We exited our Izod retail business in the third quarter of 2015.

Our business strategy is to manage and market a portfolio of nationally and internationally recognized apparel and lifestyle brands at multiple price points and across multiple channels of distribution and geographies. We believe this approach reduces our reliance on any one demographic group, merchandise preference, distribution channel or geographic region.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear, jeanswear, underwear, intimate apparel, swim products, handbags, footwear and other related products under owned and licensed trademarks, and (ii) the sale through (a) approximately 1,500 Company-operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger and Van Heusen trademarks, (b) over 1,100 Company-operated concessions/shop-in-shops worldwide under our Calvin Klein and Tommy Hilfiger trademarks, and (c) e-commerce websites in certain countries under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products, and swimwear and related products in North America through our Speedo e-commerce website. We also operated IZOD retail stores through the end of the third quarter of 2015.

We recorded pre-tax charges in the thirty-nine weeks ended November 1, 2015 and November 2, 2014 principally in connection with the Warnaco integration and restructuring that totaled $51 million and $109 million, respectively. We also recorded pre-tax debt modification and extinguishment charges in the thirty-nine weeks ended November 2, 2014 that totaled $93 million. We recorded a net gain of $8 million in the thirty-nine weeks ended November 2, 2014 resulting from the deconsolidation of certain Calvin Klein subsidiaries in Australia and New Zealand and our previously consolidated Calvin Klein joint venture in India (please refer to Note 4, “Investments in Unconsolidated Affiliates” and Note 5, “Redeemable Non-Controlling Interest” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussions). We expect to incur additional pre-tax charges of approximately $19 million during the remainder of 2015 principally in connection with the Warnaco integration and related restructuring. Our future results of operations will continue to be significantly impacted by the Warnaco acquisition, particularly through the operations of the Calvin Klein business.

We exited our Izod retail business in the third quarter of 2015. We recorded pre-tax charges of $9 million in the thirty-nine weeks ended November 1, 2015 in connection with the operation of and exit from our Izod retail business and expect to incur additional pre-tax charges of less than $1 million during the remainder of 2015.

We recorded pre-tax charges in the thirty-nine weeks ended November 1, 2015 principally in connection with the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business that totaled $16 million and expect to incur additional pre-tax charges of approximately $4 million during the remainder of 2015.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to foreign exchange risk. Amounts recorded in local foreign currencies are translated back to United States dollars using an average exchange rate over the representative period. Our international revenue and profit is unfavorably impacted during times of a strengthening United States dollar and favorably impacted during times of a weakening United States dollar. The United
States dollar has strengthened over the last year against certain major currencies, particularly the euro, which is the foreign currency in which we transact the most business. In 2014, approximately 45% of our revenue was subject to foreign currency translation, the majority of which relates to our operations in Europe. We currently expect the strength of the United States dollar and resulting unfavorable impact on our revenue and earnings to continue for the remainder of 2015 as more fully discussed below.

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

Due to the above factors, our operating results for the thirty-nine weeks ended November 1, 2015 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 1, 2015 Compared With Thirteen Weeks Ended November 2, 2014

Total Revenue

Total revenue in the third quarter of 2015 was $2.164 billion as compared to $2.233 billion in the third quarter of the prior year. The decrease in revenue of $69 million was due principally to the net effect of the following items:

•
The reduction of $42 million of revenue attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, which included a reduction of approximately $83 million related to the impact of foreign currency translation resulting principally from the weaker euro. Revenue in the Tommy Hilfiger North America segment was flat (including a 2% negative foreign currency impact) as growth in the wholesale business was mostly offset by softness in the retail business. North America retail comparable store sales declined 7% as a result of further deterioration of traffic and consumer spending trends in our United States stores that are highly penetrated in international tourist locations and unseasonably warm weather. Revenue in the Tommy Hilfiger International segment decreased 8% (including a 14% negative foreign currency impact). If not for the negative foreign currency impact, International revenue would have increased as a result of strong performance in the European business, including a 10% increase in retail comparable store sales attributable to growth across all major markets.

•
The reduction of $2 million of revenue attributable to our Calvin Klein North America and Calvin Klein International segments, which included a reduction of approximately $58 million related to the impact of foreign currency translation. Revenue in the Calvin Klein North America segment increased 4% (including a 3% negative foreign currency impact) as the wholesale business experienced healthy growth, while the retail business experienced modest growth due principally to square footage expansion in our stores, including the conversion of IZOD stores to Calvin Klein Accessory and Calvin Klein Underwear stores. North America retail comparable store sales decreased 3% primarily as a result of both the continued decline in traffic and consumer spending trends in our United States stores located in international tourist locations and unseasonably warm weather. Revenue in the Calvin Klein International segment decreased 6% (including a 13% negative foreign currency impact). If not for the negative foreign currency impact, International revenue would have increased as a result of strong momentum in the European and Chinese businesses. International retail comparable store sales increased 2% as a result of strong performance in Europe and China, partially offset by softness in Korea and Hong Kong.

•
The reduction of $25 million of revenue attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments. The reduction was due to the continued rationalization of the Heritage Brands business, which includes the exit from the Izod retail business and the discontinuation of several licensed product lines in the dress furnishings business, as we focus on our more profitable businesses. Partially offsetting this decrease was an 11% increase in comparable store sales in the Van Heusen retail business as a result of initiatives introduced in 2015.

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

Gross profit in the third quarter of 2015 was $1.101 billion, or 50.9% of total revenue, compared with $1.168 billion, or 52.3% of total revenue in the third quarter of the prior year. The 140 basis point decrease was principally driven by (i) a decline in gross margin in the Tommy Hilfiger North America segment due to continued weak international tourist traffic and spending and unseasonably warm weather, which both drove more promotional selling, (ii) the strengthening of the United States dollar, which caused our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher gross margins than our North American businesses, to be translated to United States dollars at lower average exchange rates, (iii) the stronger United States dollar, which further negatively impacted our international businesses that purchase inventory in United States dollars, particularly the Tommy Hilfiger European business, as that inventory converts into a higher amount of local currency inventory and cost of goods when the goods are sold, and (iv) costs incurred principally in connection with the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business. These declines were partially offset by overall gross margin increases in our Calvin Klein European and Asian businesses as a result of higher average unit retail selling prices.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the third quarter of 2015 were $854 million, or 39.4% of total revenue, as compared to $893 million, or 40.0% of total revenue in the third quarter of the prior year. SG&A expenses as a percentage of total revenue decreased 60 basis points principally attributable to a reduction in Warnaco integration and restructuring costs and the impact of our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher SG&A percentages of total revenue than our North American businesses, being translated to United States dollars at lower average exchange rates, partially offset by costs incurred in connection with the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates in the third quarter of 2015 was $6 million as compared to $5 million in the third quarter of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil, for the Calvin Klein brand in India, for the Tommy Hilfiger, Calvin Klein and Van Heusen brands in Australia and for the Karl Lagerfeld brand. Please refer to Note 4, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Interest Expense, Net

Net interest expense decreased to $27 million in the third quarter of 2015 from $32 million in the third quarter of the prior year due principally to lower average debt balances. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Income Taxes

The effective income tax rate for the third quarter of 2015 was 1.9% compared with 8.9% in the third quarter of the prior year.

The effective income tax rate for the third quarter of 2015 was lower than the United States statutory rate principally due to the benefit of lower tax rates in certain international jurisdictions where we file tax returns and the benefit of discrete items, which included the favorable impact on certain of our liabilities for uncertain tax positions from the expiration of applicable statutes of limitation.

The effective income tax rate for the third quarter of 2014 was lower than the United States statutory rate principally due to the benefit of lower tax rates in certain international jurisdictions where we file tax returns, the recognition of foreign tax credits generated from Warnaco integration activities and the benefit of discrete items, which included the favorable impact on certain of our liabilities for uncertain tax positions from the expiration of applicable statutes of limitation.

Thirty-Nine Weeks Ended November 1, 2015 Compared With Thirty-Nine Weeks Ended November 2, 2014

Total Revenue

Total revenue in the thirty-nine weeks ended November 1, 2015 was $5.908 billion as compared to $6.172 billion in the thirty-nine week period of the prior year. The decrease in revenue of $265 million was due principally to the net effect of the following items:

•
The reduction of $197 million of revenue attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, which included a reduction of approximately $283 million related to the impact of foreign currency translation resulting principally from a weaker euro. Revenue in the Tommy Hilfiger North America segment decreased 1% (including a 3% negative foreign currency impact) due principally to a 3% decrease in retail comparable store sales as a result of both the decline in traffic and consumer spending trends in our United States stores located in international tourist locations and unseasonably warm weather in the third quarter of 2015. Revenue in the Tommy Hilfiger International segment decreased 13% (including an 18% negative foreign currency impact). If not for the negative foreign currency impact, International revenue would have increased principally as a result of European retail comparable store sales growth of 7% and a low-single digit percentage increase in wholesale revenue.

•
The reduction of $40 million of revenue attributable to our Calvin Klein North America and Calvin Klein International segments, which included a reduction of approximately $153 million related to the impact of foreign currency translation. Revenue in the Calvin Klein North America segment increased 1% (including a 2% negative foreign currency impact). North America retail comparable store sales were flat to the prior year. Revenue in the Calvin Klein International segment decreased 5% (including a 13% negative foreign currency impact). If not for the negative foreign currency impact, International revenue would have increased as a result of strong performance in Europe and Asia, including a benefit due to the Chinese New Year, as the first quarter of fiscal 2015 included a Chinese New Year while the first quarter of fiscal 2014 did not. International retail comparable store sales increased 5%.

•
The reduction of $28 million of revenue attributable to our Heritage Brands Wholesale and Heritage Brands Retail segments as an 11% increase in retail comparable store sales in the Van Heusen business was more than offset by the revenue decrease attributable to the exit from the Izod retail business, as well as the prior year’s comparable period having the benefit of the sales attributable to the launch of IZOD at Kohl’s.

Revenue for the full year 2015 is currently projected to decrease approximately 3% compared to the prior year, inclusive of a negative impact of approximately 6% related to foreign currency translation. Revenue for the Calvin Klein business is currently expected to increase approximately 1% compared to the prior year, inclusive of a negative impact of approximately 7% related to foreign currency translation. Revenue for the Tommy Hilfiger business is currently expected to decrease approximately 7% compared to the prior year, inclusive of a negative impact of approximately 10% related to foreign currency translation. Revenue for the Heritage Brands business is currently projected to decrease approximately 3% compared to the prior year, due mostly to the exit from the Izod retail business.

Gross Profit on Total Revenue

Gross profit on total revenue in the thirty-nine weeks ended November 1, 2015 was $3.089 billion, or 52.3% of total revenue, compared with $3.255 billion, or 52.7% of total revenue in the thirty-nine week period of the prior year. The 40 basis point decline was principally attributable to (i) a decline in gross margin in the Tommy Hilfiger North America segment due to continued weak international tourist traffic and spending and unseasonably warm weather in the third quarter, which both drove more promotional selling compared to the prior year, (ii) the strengthening of the United States dollar which caused our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher gross margins than our North

American businesses, to be translated to United States dollars at lower average exchange rates, (iii) the stronger United States dollar, which further negatively impacted our international businesses that purchase inventory in United States dollars, particularly the Tommy Hilfiger European business, as that inventory converts into a higher amount of local currency inventory and cost of goods when the goods are sold, and (iv) costs incurred principally in connection with the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business. These decreases were partially offset by continued gross margin improvement in the overall Calvin Klein business, particularly in Europe and Asia.

We currently expect that gross margin for the full year 2015 will decrease compared with 2014, as an overall improvement in our Calvin Klein business will be more than offset by a decline in the Tommy Hilfiger North America segment due to significantly more promotional selling and the negative impact of foreign currencies on tourist travel and spending in the United States. We currently expect continued strength of the United States dollar and, as a result, our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher gross margins than our North American businesses, will be translated to United States dollars at lower average exchange rates. Additionally, our international businesses most often purchase inventory in United States dollars and, as the United States dollar strengthens, this United States dollar-based inventory converts into a higher amount of local currency inventory and cost of goods when the goods are sold.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the thirty-nine weeks ended November 1, 2015 were $2.519 billion, or 42.6% of total revenue, as compared to $2.648 billion, or 42.9% of total revenue, in the thirty-nine week period of the prior year. SG&A expenses as a percentage of total revenue decreased 30 basis points compared to the prior year period, principally attributable to a reduction in Warnaco integration and restructuring costs and the impact of our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher SG&A percentages of total revenue than our North American businesses, being translated to United States dollars at lower average exchange rates. Partially offsetting these decreases was an increase in expenses in the Calvin Klein International business related to our continued investments in product and brand initiatives and costs incurred in connection with the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business.

We currently expect that our SG&A expenses as a percentage of total revenue for the full year 2015 will decrease from 2014, as (i) we currently expect, based on current conditions, that our 2015 SG&A expenses will include an actuarial gain associated with our United States retirement plans principally attributable to an expected increase in the discount rate that will be used in determining our projected benefit obligation at the end of 2015, while our 2014 SG&A expenses included a $139 million actuarial loss, (ii) we expect that our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher SG&A percentages of total revenue than our North American businesses, will be translated to United States dollars at lower average exchange rates, and (iii) we currently expect to incur lower costs in 2015 as compared to 2014 in respect to the integration of Warnaco and the related restructuring. These decreases are expected to be partially offset by costs incurred in connection with the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business. Our actual SG&A expenses may be significantly different than our projections because of expense associated with our United States retirement plans. United States retirement plan expense recorded throughout the year is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates in the thirty-nine weeks ended November 1, 2015 was $15 million, as compared to $9 million during the thirty-nine week period of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil, for the Calvin Klein brand in India, for the Tommy Hilfiger, Calvin Klein and Van Heusen brands in Australia and for the Karl Lagerfeld brand. Please refer to Note 4, “Investments in Unconsolidated Affiliates,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion. The equity in net income of unconsolidated affiliates in the thirty-nine weeks ended November 1, 2015 includes a one-time gain of $2 million in our equity investment in Karl Lagerfeld.

Debt Modification and Extinguishment Costs

We incurred costs totaling $93 million during the first quarter of 2014 in connection with the amendment and restatement of our senior secured credit facilities entered into in 2013 and the related redemption of our 7 3/8% senior notes due 2020. Please refer to the section entitled “Liquidity and Capital Resources” below for a further discussion.

Interest Expense, Net

Net interest expense decreased to $85 million in the thirty-nine weeks ended November 1, 2015 from $107 million in the thirty-nine week period of the prior year due to lower average debt balances and interest rates as compared to the prior year, combined with the effect of the amendment and restatement of our credit facility and the related redemption of our 7 3/8% senior notes due 2020 during the first quarter of 2014. Since the Warnaco acquisition, we have made repayments of $1.126 billion on our long-term debt.

Net interest expense for the full year 2015 is currently expected to decrease to approximately $115 million from $139 million in 2014, mainly due to lower average debt balances. We currently expect to repay approximately $350 million of long-term debt in 2015, of which $200 million was repaid during the thirty-nine weeks ended November 1, 2015.

Income Taxes

The effective income tax rates for the thirty-nine weeks ended November 1, 2015 and November 2, 2014 were 12.2% and 7.1%, respectively.

The effective income tax rate for the thirty-nine weeks ended November 1, 2015 was lower than the United States statutory rate principally due to the benefit of lower tax rates in certain international jurisdictions where we file tax returns and the benefit of discrete items, which included the favorable impact on certain of our liabilities for uncertain tax positions from the expiration of applicable statutes of limitation.

The effective income tax rate for the thirty-nine weeks ended November 2, 2014 was lower than the United States statutory rate principally due to the benefit of lower tax rates in certain international jurisdictions where we file tax returns, the recognition of foreign tax credits generated from Warnaco integration activities and the benefit of discrete items, which included the favorable impact on certain of our liabilities for uncertain tax positions from the expiration of applicable statutes of limitation and the favorable resolution in the second quarter of 2014 of certain uncertain tax positions.

We currently expect our full year 2015 effective income tax rate to be lower than the United States statutory rate due principally to the benefit of overall lower tax rates in international jurisdictions where we file tax returns and the benefit of discrete items, including the favorable impact on certain of our liabilities for uncertain tax positions from the expiration of applicable statutes of limitation.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at November 1, 2015 was $370 million, a reduction of $109 million from cash at February 1, 2015 of $479 million. The seasonality of our business may result in significant fluctuations in our cash balance between fiscal year-end and subsequent interim periods due to the timing of inventory purchases and peak sales periods. Cash flow for the full year 2015 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments and stock repurchases we make in 2015.

As of November 1, 2015, approximately $303 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $388 million in the thirty-nine weeks ended November 1, 2015 compared to $324 million in the thirty-nine weeks ended November 2, 2014. The increase in cash provided by operating activities was primarily driven by changes in working capital.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended November 1, 2015 were $169 million compared to $174 million in the thirty-nine weeks ended November 2, 2014. We currently expect that capital expenditures for the full year 2015 will be approximately $275 million. Capital expenditures in 2015 primarily include investments in new stores and store expansions, as well as continued investments in operations and infrastructure.

Investments in Unconsolidated Affiliates

During the first quarter of 2014, we acquired a 10% economic interest in Karl Lagerfeld for $19 million.

In 2013, we formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in which we own a 50% economic interest. The joint venture licenses from one of our subsidiaries the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, we contributed to the joint venture on the first day of 2014 our subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. In addition, during the first quarter of 2015, we completed a transaction in which the Tommy Hilfiger and Van Heusen trademarks in Australia were licensed for certain product categories to subsidiaries of PVH Australia for use in Australia, New Zealand and, in the case of Tommy Hilfiger, other island nations in the South Pacific. The Tommy Hilfiger trademarks had previously been licensed to a third party and the Van Heusen trademarks had previously been licensed to the Company’s joint venture partner in PVH Australia. We made net payments of $21 million, of which $20 million was placed into an escrow account prior to the end of 2014, and $7 million to PVH Australia during the thirty-nine weeks ended November 1, 2015 and November 2, 2014, respectively, representing our 50% share of the joint venture funding.

We acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”), as part of the Warnaco acquisition. The joint venture licenses from one of our subsidiaries the rights to the Calvin Klein trademarks in India for certain product categories. We made payments of $4 million to CK India during the thirty-nine weeks ended November 1, 2015 to contribute our 51% share of the joint venture funding.

We formed a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”), in Brazil in 2012, in which the Company owns a 40% economic interest. The joint venture licenses from one of our subsidiaries the rights to the Tommy Hilfiger trademarks in Brazil for certain product categories. We made a payment of $2 million to TH Brazil during the thirty-nine weeks ended November 1, 2015 to contribute our 40% share of the joint venture funding.

Acquisition of Russia Franchisee

During the first quarter of 2014, we acquired for $4 million two Tommy Hilfiger stores in Russia from a former Tommy Hilfiger franchisee.

Acquisition of Ireland Franchisee

During the first quarter of 2014, we acquired for $3 million six Tommy Hilfiger stores in Ireland from a former Tommy Hilfiger franchisee.

Acquisition of Calvin Klein Performancewear Retail Businesses in Hong Kong and China

During the third quarter of 2014, we acquired for $7 million the Calvin Klein performancewear retail businesses in Hong Kong and China from a former Calvin Klein sublicensee. The adjustment to the purchase price was finalized during 2015.

Tommy Hilfiger India Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited. We are required to make annual contingent purchase price payments based on a percentage of sales of Tommy Hilfiger products in India in excess of an agreed upon threshold during each of five consecutive 12-month periods (extended to a sixth consecutive 12-month period if the aggregate payments for the five 12-month periods are not at least $15 million, which appears will likely be the case). Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one-year period. We made contingent purchase price payments of approximately $1 million in both of the third quarters of 2015 and 2014.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $34 million and $35 million in the thirty-nine weeks ended November 1, 2015 and November 2, 2014, respectively. Based upon current exchange rates, we currently expect that such payments will be approximately $51 million for the full year 2015.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $12 million in each of the thirty-nine weeks ended November 1, 2015 and November 2, 2014. No further common stock dividends are scheduled to be declared in 2015.

Financing Arrangements

Our capital structure was as follows:

(in millions)	November 1, 2015	February 1, 2015	November 2, 2014
Short-term borrowings	$28	$8	$40
Current portion of long-term debt	124	99	99
Capital lease obligations	17	18	21
Long-term debt	3,216	3,439	3,619
Stockholders’ equity	4,546	4,364	4,584

In addition, we had $370 million, $479 million and $365 million of cash and cash equivalents as of November 1, 2015, February 1, 2015 and November 2, 2014, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has a yen-denominated overdraft facility with a Japanese bank that provides for borrowings of up to ¥1.000 billion (approximately $8 million based on exchange rates in effect on November 1, 2015) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless we give notice of termination. As of November 1, 2015, we had $8 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at November 1, 2015 was 0.43%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 1, 2015 was equal to the maximum amount of borrowings available under this facility.

One of our European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as euro-denominated overdraft facilities that provide for borrowings of up to €60 million (approximately $66 million based on exchange rates in effect on November 1, 2015). These facilities are used primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the thirty-nine weeks ended November 1, 2015.

One of our European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to $4 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish Central Bank lending rate plus 0.50%. As of November 1, 2015, the Company had $3 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at November 1, 2015 was 12.77%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 1, 2015 was $3 million.

One of our European subsidiaries has Turkish lira-denominated short-term line of credit facilities with a number of Turkish banks that provide for borrowings of up to lira 6 million (approximately $2 million based on exchange rates in effect on November 1, 2015) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at the Turkish Central Bank lending rate plus 1.25%. There were no borrowings outstanding under these facilities as of or during the thirty-nine weeks ended November 1, 2015.

One of our Mexican subsidiaries has peso-denominated short-term line of credit facilities with a number of banks at various interest rates that provide for borrowings of up to ₱267 million (approximately $16 million based on exchange rates in effect on November 1, 2015) and are utilized primarily to fund working capital needs. As of November 1, 2015, we had $7 million of borrowings outstanding under these facilities. The weighted average interest rate on the funds borrowed at November 1, 2015 was 4.71%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 1, 2015 was $7 million.

One of our Mexican subsidiaries has a United States dollar-denominated short-term revolving credit facility with a Mexican bank that provides for borrowings up to $10 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Interbank Equilibrium Interest Rate plus 0.90%. As of November 1, 2015, we had $10 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at November 1, 2015 was 4.33%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended November 1, 2015 was $10 million.

One of our Asian subsidiaries has a United States dollar-denominated short-term revolving credit facility with a bank that provides for borrowings up to $10 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the one-month London interbank borrowing rate (“LIBOR”) plus 1.50%. At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the bank. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended November 1, 2015.

One of our Latin American subsidiaries has Brazilian real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$83 million (approximately $21 million based on exchange rates in effect on November 1, 2015) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the thirty-nine weeks ended November 1, 2015.

We also have the ability to draw revolving borrowings under our senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. There were no borrowings outstanding under these facilities as of November 1, 2015. The maximum amount of revolving borrowings outstanding under these facilities during the thirty-nine weeks ended November 1, 2015 was $151 million. In addition, we have certain other facilities under which there were no borrowings outstanding as of or during the thirty-nine weeks ended November 1, 2015.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $6 million and $7 million in the thirty-nine weeks ended November 1, 2015 and November 2, 2014, respectively.

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

2014 Senior Secured Credit Facilities

On March 21, 2014 (the “Restatement Date”), we entered into an amendment (the “Amendment”) to the 2013 facilities (as amended by the Amendment, the “2014 facilities”). The Amendment provided for an additional $350 million principal amount of loans under the Term Loan A facility and an additional $250 million principal amount of loans under the Term Loan B facility and extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2018 to February 13, 2019. The maturity of the Term Loan B facility remains at February 13, 2020. On the Restatement Date, we borrowed the additional principal amounts described above and used the proceeds to redeem all of our outstanding 7 3/8% senior notes, as discussed below in the section entitled “7 3/8% Senior Notes Due 2020”. In connection with entering into the Amendment, we paid debt issuance costs of $13 million (of which $8 million was expensed as debt modification and extinguishment costs and $5 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $3 million to write-off previously capitalized debt issuance costs.

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

The revolving credit facilities also include amounts available for letters of credit. As of November 1, 2015, we had no outstanding revolving credit borrowings and $31 million of outstanding letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1.350 billion plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During the thirty-nine weeks ended November 1, 2015 and November 2, 2014, we made payments of $200 million and $245 million, respectively, on our term loans under the 2014 facilities. As of November 1, 2015, we had total term loans outstanding of $2.540 billion, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, we are not required to make any additional mandatory payments under Term Loan B prior to maturity.

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

Canadian dollar-denominated borrowings under the 2014 facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the Amendment.

The borrowings under the 2014 facilities in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the Amendment.

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.50% for adjusted Eurocurrency rate loans and 0.50% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to our fiscal quarter ending November 1, 2015, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon our net leverage ratio.

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

During the second quarter of 2014, we entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514 million of our variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Such agreement remains outstanding with a notional amount of $617 million as of November 1, 2015. Under the terms of this agreement, the one-month LIBOR that we will pay is capped at a rate of 1.50%. Therefore, the maximum amount of interest that we will pay on the then-outstanding notional amount will be at the 1.50% capped rate, plus the current applicable margin.

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

During the second quarter of 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation under the previously outstanding 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $860 million as of November 1, 2015, and is now converting a portion of our variable rate debt obligation under the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a fixed rate of 0.604%, plus the current applicable margin.

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

As of November 1, 2015, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of November 1, 2015, our corporate credit was rated Ba1 by Moody’s with a stable outlook and our issuer credit was rated BB+ by Standard & Poor’s with a stable outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

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

During the thirty-nine weeks ended November 1, 2015, we purchased 696,061 shares of our common stock in open market transactions for $75 million under the program. As of November 1, 2015, the repurchased shares were held as treasury stock and $425 million of the authorization remained available for future share repurchases.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended February 1, 2015. During the thirty-nine weeks ended November 1, 2015, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended February 1, 2015.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of November 1, 2015 include cash and cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap and interest rate cap agreements. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of November 1, 2015. Cash and cash equivalents held by us are affected by short-term interest rates. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at November 1, 2015, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $400,000 annually. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap and interest rate cap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of November 1, 2015, after taking into account the effect of our interest rate swap and interest rate cap agreements that were in effect at such date, approximately 70% of our long-term debt was at a fixed or capped rate, with the remainder at variable rates. Given our debt position at November 1, 2015, the effect of a 10 basis point change in interest rates on our interest expense would be approximately $1 million annually. Such amount excludes any impact from our United States dollar-denominated Term Loan B facility, which would currently not be impacted by a 10 basis point change in interest rates due to its adjusted Eurocurrency rate floor of 0.75%. Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion of our credit facilities and interest rate swap and interest rate cap agreements.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brand business also has international components but those components are not significant to the business. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results, as our operating results in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, the impact of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar, the Mexican peso, the Indian rupee, the Russian ruble and the Chinese yuan renminbi, will have a negative impact on our reported results of operations.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended February 1, 2015 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of November 1, 2015.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
August 3, 2015 -
August 30, 2015	114,154	$114.14	114,000	$471,988,857
August 31, 2015 -
October 4, 2015	262,328	108.67	261,250	443,594,792
October 5, 2015 -
November 1, 2015	189,960	100.09	189,958	424,582,126
Total	566,442	$106.89	565,208	$424,582,126

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

(2) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2015 principally in connection with the settlement of vested restricted stock units and restricted stock to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

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

PVH CORP.
Registrant

Dated:	December 8, 2015	/s/ JAMES W. HOLMES
James W. Holmes
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