Form 10-K
period 2016-01-31
PVH CORP. /DE/
filed 2016-03-25
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
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
(do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors and corporate officers are affiliates of the registrant) based upon the closing sale price of the registrant’s common stock on August 2, 2015 (the last business day of the registrant’s most recently completed second quarter) was $9,557,904,794.
Number of shares of Common Stock outstanding as of March 15, 2016: 81,276,483
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016	Part III

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions; (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost escalation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (ix) our results could be adversely affected by the strengthening of the United States dollar against major foreign currencies; and (x) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I
Item 1. Business

Introduction

Unless the context otherwise requires, the terms “we,” “our” or “us” refer to PVH Corp. and its subsidiaries.

Our fiscal years are based on the 52-53 week period ending on the Sunday closest to February 1 and are designated by the calendar year in which the fiscal year commences. References to a year are to our fiscal year, unless the context requires otherwise. Our 2015 year commenced on February 2, 2015 and ended on January 31, 2016; 2014 commenced on February 3, 2014 and ended on February 1, 2015; and 2013 commenced on February 4, 2013 and ended on February 2, 2014.

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

References to the brand names Calvin Klein, Calvin Klein Collection, Calvin Klein Platinum, Calvin Klein Jeans, Calvin Klein Underwear, Tommy Hilfiger, Hilfiger Denim, Hilfiger Collection, Tommy Hilfiger Tailored, Van Heusen, IZOD, ARROW, Warner’s, Olga, Eagle, Speedo, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, MICHAEL Michael Kors, Michael Kors Collection and Chaps, and to other brand names in this report are to registered trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

Company Overview

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. We have over 30,000 associates operating in over 40 countries. Our brand portfolio consists of nationally and internationally recognized brand names, including the global designer lifestyle brands Calvin Klein and Tommy Hilfiger, as well as Van Heusen, IZOD, ARROW, Warner’s, Olga and Eagle, which are owned brands, and Speedo, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, MICHAEL Michael Kors, Michael Kors Collection and Chaps, which are licensed, as well as various other licensed and private label brands. In addition, through the end of the third quarter of 2013, we owned, and operated businesses under, the G.H. Bass & Co. and Bass trademarks. We design and market branded dress shirts, neckwear, sportswear, jeanswear, intimate apparel, swim products, handbags, footwear and other related products. Additionally, we license our owned brands over a broad range of products. We sell our brands at multiple price points and across multiple channels of distribution and geographies, which allows us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference, price point, distribution channel or region. During 2015, our directly operated businesses in North America consisted principally of wholesale men’s dress shirts, neckwear and underwear sales under our owned and licensed brands; wholesale men’s sportswear sales under our Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD and ARROW brands; wholesale women’s sportswear sales under our Tommy Hilfiger brand; wholesale men’s and women’s jeanswear sales under our Calvin Klein brands; wholesale women’s intimate apparel sales under our Calvin Klein, Warner’s and Olga brands; wholesale swimwear, footwear, swim accessories and related product sales under the Speedo brand; and the operation of retail stores, principally in premium outlet centers, under our Calvin Klein, Tommy Hilfiger and Van Heusen brands and, through the end of the third quarters of 2015 and 2013, the IZOD brand and the G.H. Bass & Co./Bass brands, respectively. During 2015, our directly operated businesses outside of North America consisted principally of our Tommy Hilfiger International wholesale and retail businesses in Europe and Japan; our Calvin Klein wholesale and retail businesses in Europe, Asia and Latin America; and our wholesale Calvin Klein Collection business in Europe. Our licensing activities principally related to the licensing worldwide of our Calvin Klein and Tommy Hilfiger trademarks for a broad range of lifestyle products and for specific geographic regions.

On February 1, 2016, we entered into a licensing agreement with G-III Apparel Group, Ltd. (“G-III”) for the design, production and wholesale distribution of Tommy Hilfiger womenswear in the United States and Canada, with the first offerings under the new licensing arrangement expected to be launched for the 2016 holiday season. Additionally, on February 2, 2016, we announced that we had entered into a definitive agreement to acquire the 55% interest in TH Asia Ltd. (“TH Asia”), our joint venture for Tommy Hilfiger in China, that we do not already own. The closing, which is subject to customary closing conditions and regulatory approvals, is expected to occur late in the first quarter or early in the second quarter of 2016.

These recent transactions follow our history of acquisitions, which have made us a more diversified organization, with an extensive brand portfolio, a global retail footprint and distribution network, and a larger consumer base. Our most recent acquisition was Warnaco in 2013, which provided us with direct control of Calvin Klein’s two largest apparel categories, jeanswear and underwear, and followed our transformative acquisitions of Tommy Hilfiger in 2010 and Calvin Klein in 2003. We will continue to explore strategic acquisitions of licensed businesses, trademarks and companies that we believe are additive to our overall business.

We sold substantially all of the assets of our Bass business on November 4, 2013 and exited our Izod retail business in the third quarter of 2015.

We aggregate our segments into three main businesses: (i) Calvin Klein, which consists of the Calvin Klein North America and Calvin Klein International segments; (ii) Tommy Hilfiger, which consists of the Tommy Hilfiger North America and Tommy Hilfiger International segments; and (iii) Heritage Brands, which consists of the Heritage Brands Wholesale and Heritage Brands Retail segments. Note 20, “Segment Data,” in the Notes to Consolidated Financial Statements included in Item 8 of this report contains information with respect to revenue, income before interest and taxes and assets related to each segment, as well as information regarding our revenue generated from foreign and domestic sources, and the geographic locations where our net property, plant and equipment is held.

Our 2015 revenue was $8.0 billion, approximately 45% of which was generated internationally. Our global designer lifestyle brands, Calvin Klein and Tommy Hilfiger, together generated over 75% of our revenue during 2015.

Company Information

We were incorporated in the State of Delaware in 1976 as the successor to a business begun in 1881. Our principal executive offices are located at 200 Madison Avenue, New York, New York 10016; our telephone number is (212) 381-3500.

We make available at no cost, on our corporate website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission. We also make available at no cost, on our corporate website, our Code of Business Conduct and Ethics. Our corporate website address is pvh.com.

Calvin Klein Business Overview

We believe Calvin Klein is one of the best known designer names in the world, offering a modern, provocative design aesthetic. The Calvin Klein brands provide us with the opportunity to market products both domestically and internationally at various price points, through multiple distribution channels and to different consumer groups. Our tiered-brand strategy provides a focused, consistent approach to global brand growth and development that preserves the brand’s prestige and image. The Calvin Klein brands are:

•
Calvin Klein Collection — our “halo” brand, under which men’s and women’s high-end designer apparel and accessories, as well as items for the home, are sold. Representing pure, refined luxury, distribution is through the wholesale channel across the globe (in stores and online), through flagship stores in Asia and our own Calvin Klein Collection retail flagship store on Madison Avenue in New York City, as well as on calvinklein.com.

•
Calvin Klein Platinum — our “bridge” brand, offering modern, sophisticated, fashionable items including apparel and accessories. Offerings are sold in the wholesale channel through specialty and department store retailers (in stores and online) in various regions, as well as in free-standing stores in Asia. Distribution for the line is growing internationally across select markets.

•
Calvin Klein —  our “better” brand, formerly referred to as Calvin Klein white label, includes offerings such as men’s sportswear and dress furnishings, men’s and women’s outerwear, fragrance, accessories, footwear, performance apparel, women’s sportswear, dresses, suits and handbags and items for the home. Distribution is primarily in North America through department store retailers (in stores and online), free-standing stores and on calvinklein.com, and is expanding internationally in select markets.

•
Calvin Klein Jeans — offerings under this label include men’s and women’s jeans and related apparel, which are distributed worldwide, and accessories, which are distributed in Europe and Asia. With roots in denim, it is the casual expression of the Calvin Klein brand and is known for its unique details and innovative washes. This line is sold in our own stores, through the wholesale channel (in stores and online) and on calvinklein.com.

•
Calvin Klein Underwear — one of the world’s leading designer underwear brands for men and women, Calvin Klein Underwear is known across the globe for sexy, cutting-edge products and marketing campaigns, consistently delivering innovative designs with superior fit and quality. Offerings under this label include men’s and women’s underwear, women’s intimates, sleepwear and loungewear. Calvin Klein Underwear is sold in our own stores, through the wholesale channel (in stores and online) and on calvinklein.com.

The Calvin Klein brands are also licensed for a range of products, including fragrance, women’s apparel, footwear, eyewear, watches and jewelry in various regions. Global retail sales of products sold under the Calvin Klein brands were approximately $8.2 billion in 2015.

Calvin Klein’s in-house design and advertising teams oversee the design and development of all products sold under the Calvin Klein brands, as well as worldwide marketing, advertising and promotional programs for the brands. We believe that maintaining control over design and advertising through these teams plays a key role in the continued strength of the brands. In 2015, over $320 million was spent globally in connection with the advertising, marketing and promotion of the Calvin Klein brands and approximately 50% of these expenses were funded by Calvin Klein’s licensees and other authorized users of the brands. Our efforts in this area were recognized in 2015, with Calvin Klein receiving the CLIO Grand Image award for “Best Integrated Campaign” and the Digiday Award for “Best Direct Response” campaign.

Through our Calvin Klein North America and Calvin Klein International segments, we sell Calvin Klein products in a variety of distribution channels, including:

•
Calvin Klein Wholesale — We operate wholesale businesses through which we distribute and sell Calvin Klein products to third party retailers and distributors (in brick and mortar stores and online through e-commerce sites). Given the various price points at which products under the various Calvin Klein brands are sold, we have a range of wholesale customers. For example, within North America, our men’s dress shirts, neckwear and sportswear under the Calvin Klein brand are marketed at better price points and are distributed principally in better department and specialty store retailers (in stores and online). Our Calvin Klein Collection and Calvin Klein Platinum dress shirts are sold into the more limited channels of luxury or premier department and specialty store retailers (in stores and online), as well as through free-standing stores. Our Calvin Klein Jeans and Calvin Klein Underwear products are primarily distributed through department stores, chain stores, shop-in-shop/concession locations, stores operated under retail licenses and/or distributor agreements, e-commerce sites operated by key department store customers and pure play e-commerce retailers.

•
Calvin Klein Retail — We operate retail businesses in North America, Europe, Asia and Latin America. Our Calvin Klein stores in the United States and Canada are located primarily in premium outlet centers and offer men’s and women’s apparel and other products under the Calvin Klein brand to communicate the Calvin Klein lifestyle. We also operate full-price and outlet stores and concession locations in Europe, Asia, Mexico and Brazil where we principally offer Calvin Klein Jeans, Calvin Klein Underwear and Calvin Klein accessory offerings. Calvin Klein products are also sold through the e-commerce sites we operate in approximately 30 countries.

•
Calvin Klein Collection — We market the Calvin Klein Collection brand men’s and women’s high-end designer apparel and accessories collections, as well as items for the home, through our Calvin Klein Collection flagship store located in New York City, our Calvin Klein Collection wholesale businesses in the United States and Europe and online through our e-commerce site and other specialty e-commerce sites, such as net-a-porter.com.

•
Licensing — We license the Calvin Klein brands throughout the world for use in connection with a broad array of products, including women’s dresses and suits, women’s sportswear and performance apparel, men’s tailored clothing, golf apparel, fragrance, cosmetics, eyewear, hosiery, socks, footwear, jewelry, watches, outerwear, handbags, small leather goods and home furnishings; and men’s and women’s Calvin Klein Platinum apparel in Asia. In these arrangements, Calvin Klein combines its design, marketing and branding skills with the specific manufacturing, distribution and geographic capabilities of its partners to develop, market and distribute these goods. Calvin Klein has approximately 65 licensing and other arrangements across the Calvin Klein brands. The arrangements generally are exclusive to a territory or product category. Additionally, Calvin Klein products are sold by third party distributors, and through joint ventures in which we are a partner in Australia and India.

Calvin Klein’s key licensing partners, and the products and territories licensed, include:

Licensing Partner	Product Category and Territory

CK Watch & Jewelry Co., Ltd. (Swatch SA)	Men’s and women’s watches (worldwide) and men’s and women’s jewelry (worldwide, including Japan beginning January 2016)

CK21 Holdings Pte, Ltd.	Men’s and women’s platinum apparel and shoes (Asia, excluding Japan)

Coty, Inc.	Men’s and women’s fragrance, bath products and color cosmetics (worldwide)

DWI Holdings, Inc. / Himatsingka Seide, Ltd.	Soft home bed and bath furnishings (United States, Canada, Mexico, Central America, South America and India)

G-III
Men’s and women’s coats and swimwear, luggage and women’s suits, dresses, sportswear, active performancewear, handbags and small leather goods (United States, Canada and Mexico with some distribution for certain lines in Europe and elsewhere)

Jimlar Corporation / LF USA, Inc.	Men’s, women’s and children’s footwear (United States, Canada, Mexico and certain other jurisdictions for several Calvin Klein brands and worldwide for Calvin Klein Collection and Calvin Klein Jeans)

Marchon Eyewear, Inc.	Men’s and women’s optical frames and sunglasses (worldwide)

McGregor Industries, Inc. / American Essentials, Inc.	Men’s and women’s socks and women’s tights (United States, Canada, Mexico, Central and South America, Europe, Middle East and Asia, excluding Japan)

Onward Kashiyama Co. Ltd.	Men’s and women’s platinum apparel and women’s platinum handbags (Japan)

Peerless Delaware, Inc.	Men’s tailored clothing (United States, Canada and Mexico)

The results of our Calvin Klein wholesale, retail and licensing activities in the United States, Canada and Mexico are reported in our Calvin Klein North America segment, and wholesale, retail and licensing activities outside of North America are reported in our Calvin Klein International segment.

Tommy Hilfiger Business Overview

We believe Tommy Hilfiger is one of the world’s leading designer lifestyle brands and is internationally recognized for celebrating the essence of “classic American cool” style, featuring preppy with a twist designs. Our Tommy Hilfiger business markets its products under several brands in order to fully capitalize on its global appeal, as each brand varies in terms of price point, demographic target and distribution. The Tommy Hilfiger brands offer a breadth of collections, including tailored clothing, sportswear, denim, accessories, underwear and footwear, and consist of:

•
Tommy Hilfiger — our core line, under which we offer a broad selection of designs across more than 25 categories, including men’s, women’s and kids’ sportswear, footwear and accessories. With a focus on the 25 to 40 year-old consumer, Tommy Hilfiger is internationally recognized for celebrating the essence of classic American style with a fresh, modern twist inspired by pop culture — from fashion, art and music to sports and entertainment. Products are sold domestically and internationally in our Tommy Hilfiger specialty and outlet stores, through the wholesale channel (in stores and online) and through our Company-operated e-commerce sites.

•
Hilfiger Denim — inspired by American denim classics with a modern edge, offerings are more casual than the Tommy Hilfiger label. The line is targeted to the 18 to 30 year-old denim-oriented consumer and is focused on premium denim separates, footwear, bags, accessories, eyewear and fragrance. Products are primarily sold outside North America and can be purchased in our Tommy Hilfiger retail stores, through the wholesale channel (in stores and online) and through our Company-operated e-commerce sites.

•
Hilfiger Collection — represents the pinnacle of the Tommy Hilfiger product offerings and features its most directional styles for women, blending the brand’s Americana styling with contemporary influences. The collection targets 25 to 40 year-old consumers and includes designs that premiere on the runway during New York Fashion Week. Hilfiger Collection is available globally at select Tommy Hilfiger retail stores and wholesale partners (in stores and online), and through our Company-operated e-commerce sites.

•
Tommy Hilfiger Tailored — integrates a sharp, sophisticated style with the brand’s American menswear heritage. From structured suiting to casual weekend wear, classics are modernized with precision fit, premium fabrics, updated cuts, rich colors and luxe details executed with the brand’s signature twist. Tommy Hilfiger Tailored focuses on the 25 to 40 year-old consumer and is available globally at select Tommy Hilfiger retail stores and through wholesale partners (in stores and online), as well as through our Company-operated e-commerce sites.

The Tommy Hilfiger brands are also licensed for a range of products, including fragrance, eyewear, watches and home furnishings in various regions. Global retail sales of products sold under the Tommy Hilfiger brands were approximately $6.5 billion in 2015.

Global marketing campaigns are integral to Tommy Hilfiger, with a focus on driving elevation, consistency and relevancy across product lines and regions. Tommy Hilfiger engages consumers through comprehensive 360° marketing campaigns and spent over $150 million on global marketing and communications efforts in 2015, with a particular focus on innovative social media and digital marketing initiatives. The global brand power and digital expertise of Tommy Hilfiger are being recognized; in 2015, Tommy Hilfiger was ranked the #10 apparel brand in Millward Brown’s “Top 100 Most Valuable Global Brands” report and L2 ranked Tommy Hilfiger #12 on its 2015 Digital IQ Index: Fashion.

Through our Tommy Hilfiger North America and Tommy Hilfiger International segments, we sell Tommy Hilfiger products in a variety of distribution channels, including:

•
Wholesale — The Tommy Hilfiger wholesale business consists of the distribution and sale of products in North America and Europe under the Tommy Hilfiger brands to third party retailers (in stores and online) and distributors. The European retail customers range from large department stores to small independent stores. Tommy Hilfiger has, since 2008, made the majority of its North American wholesale sales to Macy’s, which is currently the exclusive department store retailer for Tommy Hilfiger men’s and women’s sportswear in the United States. Tommy Hilfiger also has a wholesale men’s and women’s sportswear, dress furnishings and accessories business in Canada with Hudson’s Bay Company, Canada’s leading department store. On February 1, 2016, we entered into a licensing agreement with G-III for the design, production and wholesale distribution of Tommy Hilfiger womenswear in the United States and Canada beginning with the Holiday 2016 season.

•
Retail — The Tommy Hilfiger retail business principally consists of the distribution and sale of Tommy Hilfiger products in North America, Europe and Japan through Company-operated full-price specialty and outlet stores, as well as through Company-operated e-commerce sites. Tommy Hilfiger specialty stores consist of flagship stores, which are generally larger stores situated in high-profile locations in major cities and are intended to enhance local exposure of the brand, and anchor stores, which are located on high-traffic retail streets and in malls in secondary cities and are intended to provide incremental revenue and profitability. Outlet stores in North America are primarily located in premium outlet centers and carry specially designed merchandise that is sold at a lower price point than merchandise sold in our specialty stores. Outlet stores operated by Tommy Hilfiger in Europe and Japan are used primarily to clear excess inventory from previous seasons at discounted prices and, to a lesser extent, carry specially designed merchandise.

•
Licensing — We license the Tommy Hilfiger brands to third parties both for specific product categories and in certain geographic regions, and generally on an exclusive basis. Tommy Hilfiger has over 25 license agreements. Tommy Hilfiger products are also sold by third party distributors, licensees and franchisees in Europe, Southeast Asia, Australia, Central and South America and the Caribbean, and through joint ventures in which we are a partner in China, India, Brazil and Australia.

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

G-III
Men’s, women’s and juniors’ outerwear, luggage, women’s dresses and, beginning in 2016, women’s apparel (excluding intimates, sleepwear, loungewear, hats, scarves, gloves and footwear) (United States and Canada)

GBG USA Inc.	Bedding, bath, tabletop décor and decorative accessories (United States, Canada and Mexico)

Marcraft Clothes, Inc.	Men’s tailored clothing (United States and Canada)

MBF Holdings LLC	Men’s and women’s footwear (United States and Canada)

Movado Group, Inc. & Swissam Products, Ltd.	Men’s and women’s watches and jewelry (worldwide, excluding Japan (except certain customers))

Randa Accessories Leather Goods LLC	Men’s belts and small leather goods (United States, Canada and Mexico)

Safilo Group S.P.A.	Men’s, women’s and children’s eyeglasses and non-ophthalmic sunglasses (worldwide, excluding India)

SK Networks Co., Ltd.	Men’s, women’s and children’s sportswear and Hilfiger Denim distribution (South Korea)

Tommy Hilfiger Asia-Pacific, Ltd.	Men’s, women’s and children’s sportswear and Hilfiger Denim distribution (Hong Kong, Macau, Malaysia, Singapore and Taiwan)

The results of our Tommy Hilfiger wholesale, retail and licensing activities in the United States, Canada and Mexico are reported in our Tommy Hilfiger North America segment, and wholesale, retail and licensing activities outside of North America are reported in our Tommy Hilfiger International segment.

Heritage Brands Business Overview

Our Heritage Brands business encompasses the design, sourcing and marketing of a varied selection of prominent brand label dress shirts, neckwear, sportswear, swim products, intimate apparel, underwear and related apparel and accessories, as well as the licensing of our Van Heusen, IZOD, ARROW, Warner’s and Olga brands for an assortment of products. The Heritage Brands business also includes private label dress furnishings programs, particularly neckwear programs. We design, source and market substantially all of these products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles in an effort to minimize competition among our brands. We distribute our Heritage Brands products at wholesale in national and regional department, chain, specialty, mass market, club, off-price and independent stores in the United States, Canada and Mexico (in stores and online). Our wholesale business represents our core business and we believe that it is the basis for our brand equity. As a complement to our wholesale business, we also market products directly to consumers through our Van Heusen retail stores and through the end of the third quarter of 2015, IZOD retail stores, principally located in outlet centers throughout the United States and Canada. We currently sell our products online through our directly operated e-commerce site for Speedo, through the e-commerce sites of our third party retail partners and through select pure play e-commerce retailers. In addition, through the end of the third quarter of 2013, our Heritage Brands business included the ownership and operation of businesses under the G.H. Bass & Co. and Bass trademarks. The sale of substantially all of the assets of the Bass business closed on November 4, 2013, the first day of our 2013 fourth quarter.

Heritage Brands Wholesale.  Our Heritage Brands Wholesale segment principally consists of:

•
The design and marketing of men’s dress shirts and neckwear primarily to department, chain, specialty, mass market, club and off-price retailers (in stores and online through select wholesale partners). We market both dress shirts and neckwear under brands including Van Heusen, ARROW, IZOD, Eagle, Sean John, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, MICHAEL Michael Kors and Michael Kors Collection. We also market dress shirts under the Chaps brand, among others. We also offer private label dress shirt and neckwear programs to retailers, primarily national department and mass market stores. Collectively, our product offerings represent a sizeable portion of the domestic dress furnishings market. Van Heusen, ARROW, Chaps and Geoffrey Beene were the first, second, fourth and fifth best selling national brand dress shirts, respectively, in United States department and chain stores in 2015.

We license certain of the brands under which we sell men’s dress shirts and neckwear. The following table provides information with respect to the expiration of the licenses for the more significant brands (as determined based on 2015 sales volume):

Brand Name	Licensor	Expiration
Geoffrey Beene	Geoffrey Beene, LLC	December 31, 2021, with a right of renewal (subject to certain conditions) through December 31, 2028

Kenneth Cole New York and Kenneth Cole Reaction	Kenneth Cole Productions (Lic), Inc.	December 31, 2019

Chaps	The Polo/Lauren Company, LP and PRL USA, Inc.	March 31, 2017

MICHAEL Michael Kors	Michael Kors, LLC	January 31, 2019

•
The design and marketing of sportswear, including men’s knit and woven sport shirts, sweaters, bottoms and outerwear, at wholesale, principally under the IZOD, Van Heusen and ARROW brands primarily to department, chain, specialty, mass market, club and off-price stores. Van Heusen, IZOD and ARROW were the first, second and fifth best selling national brand men’s woven sport shirts, respectively, in United States department and chain stores in 2015.

•
The design and marketing of certain men’s, women’s and children’s swimwear, pool and deck footwear and swim related products and accessories, such as swim goggles, learn-to-swim aids, water-based fitness products and training accessories under the Speedo trademark. The Speedo brand is licensed to us for North America and the Caribbean in perpetuity from Speedo International Limited. We primarily distribute Speedo products through mass market stores, sporting goods stores, team dealers, swim clubs, off-price stores, catalog retailers and e-commerce sites, including Speedo’s speedousa.com e-commerce site.

•
The design and marketing of women’s intimate apparel, shapewear and loungewear under the Warner’s and Olga brands. Warner’s and Olga women’s intimate apparel is primarily distributed in the United States, Canada and Mexico through various retail channels, including department, chain, club, off-price and mass market stores (in stores and online). Warner’s was the second best selling average figure brand in United States department and chain stores in 2015 and had the largest market share for average figure wire-free bras. Olga was the ninth best selling average figure brand in United States department and chain stores in 2015.

Heritage Brands Retail.  Our Heritage Brands Retail segment consists of the operation of stores under the Van Heusen name, primarily in outlet centers throughout the United States and Canada. Our Van Heusen stores offer men’s dress shirts, neckwear and underwear, men’s and women’s suit separates, men’s and women’s sportswear, including woven and knit shirts, sweaters, bottoms and outerwear, and men’s and women’s accessories. During 2015, we tested in approximately 40 Van Heusen stores a multi-brand concept in which we sell a limited selection of IZOD Golf and Warner’s products in addition to a broad range of Van Heusen products. These stores were met with a positive initial response. We exited our Izod retail business in the third quarter of 2015.

Licensing.  We license our heritage brands globally for a broad range of products through approximately 35 domestic and 40 international license agreements covering approximately 165 territories. We believe that licensing provides us with a relatively stable flow of revenues with high margins and extends and strengthens our brands.

We grant licensing partners the right to manufacture and sell at wholesale specified products under one or more of our brands. In addition, certain foreign licensees are granted the right to open retail stores under the licensed brand name. A substantial portion of the sales by our domestic licensing partners is made to our largest wholesale customers. We provide support to our licensing partners and seek to preserve the integrity of our brands by taking an active role in the design, quality control, advertising, marketing and distribution of each licensed product, most of which are subject to our prior approval and continuing oversight.

We completed in the first quarter of 2015 a transaction in which the Van Heusen trademarks in Australia were licensed for certain product categories to subsidiaries of PVH Brands Australia Pty. Limited (“PVH Australia”) for use in Australia and New Zealand. PVH Australia is our joint venture for Van Heusen, Calvin Klein and Tommy Hilfiger in the region. The Van Heusen trademarks had previously been licensed to our joint venture partner.

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

I.C.C. International Public Company, Ltd.	ARROW men’s dress furnishings, tailored clothing, sportswear and accessories; ARROW women’s dresswear and sportswear (Thailand, Myanmar, Laos, Cambodia and Vietnam)

Peerless Delaware, Inc.	Van Heusen and IZOD men’s tailored clothing (United States, Canada and Mexico)

Van Dale Industries, Inc.	IZOD women’s intimates and sleepwear; Warner’s and Olga women’s shapewear, sleepwear, loungewear and athletic wear (United States and Canada)

Our Business Strategy

We are one of the largest apparel companies in the world, with over $8.0 billion in revenues in 2015. We see opportunity for significant growth as we employ our strategic initiatives across our organization. Our global growth strategies include:

•	Driving consumer engagement — investing in our product, presentation, marketing and in-store experiences;

•	Growing our operations in Asia and Latin America, the largest growth markets for Tommy Hilfiger and Calvin Klein;

•	Assuming more direct control over Calvin Klein and Tommy Hilfiger licensed businesses where we believe that we can leverage our core competencies to increase sales and profitability;

•	Executing against our Calvin Klein European strategy to achieve target operating results;

•	Investing strategically in our global operating platforms to support our growth initiatives;

•	Growing our digital commerce presence by enhancing and expanding our directly operated sites and our online penetration with wholesale partners;

•	Investing in talent, developing our people and expanding their career development opportunities while providing an inclusive environment where every individual is valued; and

•	Continuing to generate significant free cash flow to use to drive sustainable long-term growth and stockholder returns.

Calvin Klein Business

We believe significant growth opportunities exist to drive Calvin Klein global retail sales further over time, including:

Strategic repositioning of the European business. We are committed to improving margins and generating healthier and more profitable sales within our Calvin Klein Europe business. We have taken actions to enhance our jeanswear product, such as investing in quality, styling and fits, investing in shop-in-shops and retail stores to elevate the in-store shopping experience and reducing the brand’s distribution in the off-price and club channel. As a result of these actions, and by leveraging the strength of Calvin Klein Underwear, we have seen significant improvement in the sales and profitability of the brand in Europe and we believe that we can continue to build upon this in the next several years.

Category and region expansion. We have identified several categories where we believe that Calvin Klein is underpenetrated. These categories include:

•
Apparel — Outside of North America, our Calvin Klein apparel assortments are underpenetrated compared to our Tommy Hilfiger offerings. We believe that we can grow our non-domestic apparel sales, given Calvin Klein’s strong brand positioning and our proven success in other brand offerings. We believe that jeanswear, womenswear, men’s tailored and underwear offerings represent significant opportunities, both in North America and internationally.

•
Accessories — We see opportunity to grow our handbag, small leather goods and accessories offerings across our geographies. While there is room for further growth in North America, we believe that the largest opportunities exist in Asia, Europe and Latin America as Calvin Klein Accessories has a very limited penetration in those markets. Our recent takeback of the licensed Calvin Klein Platinum accessories business in Asia will allow us to further grow our accessories presence in the region.

•
Women’s Intimates — We believe that we can further expand and improve the performance of our women’s intimates assortments, particularly as we leverage our strong positioning and brand awareness in men’s underwear. To that end, we have been focused on improving our designs, detailing and quality. Fit has been another key focus area, as we are adding extended women’s sizing and tailoring products and fit to accommodate different regional markets. Additionally, our growth in logo product (including the Modern Cotton collection) is helping us engage with youth-minded shoppers, which has been additive to the existing Calvin Klein Underwear women’s customer base. As we make these changes, we also continue to advance our sourcing capabilities, including taking a more regionalized approach, reducing lead times to allow us to respond to customer purchasing patterns and improving speed-to-market for our core and replenishment categories.

Tommy Hilfiger Business

Since Tommy Hilfiger has been under our ownership, the brand’s growth and performance has exceeded our expectations. We believe that we can further grow Tommy Hilfiger through a number of product and regional initiatives, including:

Category and region expansion. We have identified several categories where we believe that Tommy Hilfiger is underpenetrated. These categories include:

•	Men’s tailored clothing — We believe that we can grow this business as we leverage our core competencies in dress furnishings and tailored apparel and expand internationally.

•	Underwear — We see significant room to grow the Tommy Hilfiger underwear business, as we leverage our Calvin Klein Underwear expertise with regards to fit, styling, sourcing and fabrics.

•
Womenswear and accessories —We believe that we can grow our womenswear assortments, including accessories, particularly across high-growth markets in Asia and Latin America, where we are underpenetrated. Throughout 2015, we undertook several efforts to raise awareness of and support this business. On February 1, 2016, we entered into a licensing agreement with G-III for the design, production and wholesale distribution of Tommy Hilfiger womenswear in the United States and Canada, which includes our women’s sportswear business and additional categories previously licensed to G-III, including suit separates, dresses and performance.

Heritage Brands Business

Our Heritage Brands business is our original business, is where we developed our core competencies and is an important complement to our global designer brand businesses. We believe that this business can continue to grow, gain market share and generate healthy cash flows as we implement our key strategic initiatives, including:

Leveraging and enhancing each category’s positioning in the market. This includes:

•
Dress Furnishings —  We operate the world’s largest dress shirt and neckwear business. We are focused on maintaining and expanding our positioning as we introduce innovative products and new styles and designs, such as the Van Heusen Flex Collar men’s dress-shirt, designed with exclusive technology to provide extra comfort. Across our businesses, we are continually evaluating new brand licensing opportunities to leverage our strong established platforms in the dress furnishings category, while also evaluating and exiting existing licensing arrangements that are unproductive.

•
Sportswear — We are focused on elevating our sportswear offerings through quality, detailing and fashion. For IZOD, we seek to expand our offerings at Kohl’s, grow our golf business and continue to invest in in-store branding and new shop presentations. For Van Heusen and ARROW, we are focused on strengthening our position in the mid-tier department stores, reinforcing the value equation for each brand and growing through cross-channel expansion.

•
Core Intimates — We see a healthy path of growth for Warner’s and Olga. We have enhanced our existing assortments, particularly bras, with new technologies, solutions-based innovation and more comfortable products. Along with these changes, we have been investing in new marketing campaigns, enhanced fixtures and additional signage across our wholesale presentations. We believe that we can expand our distribution, particularly within the mass market channel.

•
Swimwear —  We plan to continue to extend our product offerings of swimwear and swim products to a wider audience. Speedo is on the cutting edge of technology and innovation in the competitive swimwear arena and we are continually enhancing the product assortment to reflect the latest advancements. We see potential to broaden the brand’s customer base and relevance beyond the competitive swimmer population to reach more general fitness and recreational consumers. We see a significant opportunity for the Speedo brand in 2016 with the Summer Olympics, which we believe we can commercialize through speedoUSA.com and with our wholesale partners.

International growth. We intend to expand the international distribution of our heritage brands. To date, we have done so principally through licensing. We have approximately 40 international license agreements, covering approximately 165 territories outside of the United States, to use our heritage brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrance. In 2015, we expanded our joint venture in Australia and New Zealand to include the license for Van Heusen. We also conduct international business directly, selling dress furnishings and sportswear products to department and specialty stores throughout Canada and operating a select few stores in Canada. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we believe we are underpenetrated, such as Europe, Asia and Latin America.

 Other Strategic Opportunities

While we believe we have an attractive and diverse portfolio of brands with growth potential, we will continue to explore acquisitions of companies or trademarks and licensing opportunities that we believe are additive to our overall business. New license opportunities allow us to fill product and brand portfolio needs. We take a disciplined approach to acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies and, where appropriate, by extending the brand through licensing.

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

Calvin Klein has a team of senior design directors who share a vision for the Calvin Klein brands and who each lead a separate design team. These teams control all design operations and product development for most licensees and other strategic partners. Products and fit for various categories are tailored for different regional markets in order to appeal to local tastes or preferences.

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

Product Sourcing

Our products were produced in over 1,450 factories in over 50 countries worldwide during 2015. All of our products were produced by independent manufacturers located in foreign countries in Europe, the Far East, the Indian subcontinent, the Middle East, South America, the Caribbean, Central America and Africa, with the exception of handmade and handfinished neckwear, which is made in our Los Angeles, California facility and accounted for less than 10% of our total quantity of neckwear. The manufacturers of our products are required to meet our quality, human rights, safety, environmental and cost requirements. No single supplier is critical to our production needs and we believe that an ample number of alternative suppliers exist should we need to secure additional or replacement production capacity and raw materials. We source finished products and, to a lesser extent, raw materials. Raw materials include fabric, buttons, thread, labels and similar materials. Raw materials and production commitments are generally made two to six months prior to production, and quantities are finalized at that time. We believe we are one of the largest users of shirting fabric in the world. Finished products consist of manufactured and fully assembled products ready for shipment to our customers and our stores.

Our global supply chain teams, offices and buying agents enable us to monitor the quality of the goods manufactured by, and the delivery performance of, our suppliers, and work with our global compliance teams to ensure the enforcement of our human rights and labor standards and other code of conduct requirements through our ongoing extensive training, approval and monitoring system. Our purchases from our suppliers are effected through individual purchase orders specifying the price, quantity, delivery date and destination of the items to be produced. Sales are monitored regularly at both the retail and wholesale levels and modifications in production can be made either to increase or reduce inventories. We look to establish long-term supplier relationships in the appropriate locations throughout the world for our needs and place our orders in a manner designed to limit the risk a disruption of production at any one facility could cause a serious inventory problem while maximizing the business opportunity.

Tommy Hilfiger is a party to a nonexclusive agreement with Li & Fung Trading Limited under which Li & Fung performs a majority of Tommy Hilfiger’s sourcing work. Under the terms of the agreement, Tommy Hilfiger is required to use Li & Fung for at least 54% of its sourced products or pay a penalty. Our Tommy Hilfiger business uses other third party buying offices for a portion of its sourced products and has a small in-house sourcing team that places orders directly with suppliers.
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
The global supply chain teams monitor and track the primary cost inputs to the finished product to ensure that we pay the most appropriate cost for our finished goods. We continue to assess our manufacturing footprint to ensure we have the best network in place to meet the needs of our wholesale and retail businesses.

Corporate responsibility underpins how we operate and engage with all of our stakeholders — from business partners to factory workers and consumers. Our steadfast belief in doing the right thing has been part of our core values, even as we have experienced rapid growth over the last decade. As an industry leader, we recognize the great responsibility and opportunity to make positive impacts by striving to preserve the environment, empower people and support communities in which we work and live.
Warehousing, Distribution and Logistics

Our products are shipped from manufacturers to our wholesale and retail warehousing and distribution centers for inspection, sorting, packing and shipment. Centers range in size and our main facilities are located in the United States in Arkansas, California, Georgia, North Carolina, Pennsylvania and Tennessee; and internationally in the Netherlands, Canada, China, Japan, Hong Kong, South Korea, Taiwan, Brazil and Mexico. In North America, the two largest centers, located in Georgia and North Carolina, use fully integrated and automated distribution systems, where the bar code scanning of merchandise and cartons provide timely, accurate and instantaneous updates to the distribution system. Our warehousing and distribution centers are designed to provide responsive service to our customers and our retail stores on a cost-effective basis. This includes the use of various forms of electronic communications to meet customer needs, including advance shipping notices for certain customers.

We believe that our investments in logistics and supply chain management allow us to respond rapidly to changes in sales trends and consumer demands while enhancing inventory management. We believe our customers can better manage their inventories as a result of our continuous analysis of sales trends, broad array of product availability and quick response capabilities. Certain of our products can be ordered at any time through our EDI replenishment systems. For customers who reorder these products, we generally ship these products within one to two days of order receipt. Our backlog of customer orders totaled $1.364 billion and $1.136 billion as of January 31, 2016 and February 1, 2015, respectively.

Material Customers

Our largest customers account for significant portions of our revenue. Sales to our five largest customers were 22.2% of our revenue in 2015, 21.8% of our revenue in 2014 and 20.8% of our revenue in 2013. No single customer accounted for more than 10% of our revenue in 2015, 2014 or 2013.

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

We also advertise our brands through sport sponsorships and product tie-ins. Our Van Heusen Flex Collar dress shirts are promoted through a marketing and media campaign that ties in professional football through individual endorsement agreements with Pro Football Hall of Famers Steve Young and Jerry Rice, as well as former NFL player Merril Hoge. Our IZOD brand is represented by PGA golfer Webb Simpson and pro golfer Cameron Wilson, as well as a regional sponsorship with the Chelsea Piers Golf Club in New York for 2015. Speedo is endorsed by a number of world-class swimmers, including Ryan Lochte, Nathan Adrian, Natalie Coughlin, Conor Dwyer and Jessica Hardy. These athletes exclusively wear Speedo products in competition and participate in various promotional activities on behalf of the brand. Five-time Olympic medalist, holder of two individual world records and competitive swimming superstar Missy Franklin joined Team Speedo in the Summer of 2015, serving as a year-round brand ambassador and wearing Speedo race suits when she represents the United States at all major competitions globally. We have an all-brand, regional sponsorship agreement with the New York Giants, and Calvin Klein has an ongoing sponsorship agreement with the Brooklyn Nets and the Barclays Center.

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

We believe Calvin Klein is one of the best known designer names in the world, offering a modern and provocative design aesthetic. Its high-profile, often cutting-edge global advertising campaigns have periodically garnered significant publicity, notoriety and conversation among customers and consumers, as well as within the fashion industry, and have helped to establish and maintain the Calvin Klein name and image. Calvin Klein has a dedicated in-house advertising agency, with experienced creative and media teams that develop and execute a substantial portion of the institutional consumer advertising for products under the Calvin Klein brands and work closely with other Calvin Klein departments and business partners to deliver a consistent and unified brand message to the consumer.

The core of Calvin Klein includes its global marketing campaigns, which are designed to engage consumers through provocative, modern and iconic brand imagery. 2015 marked another year of engaging marketing campaigns for Calvin Klein, which were effective in raising the brand’s cultural and fashion relevance. Highlights included the Calvin Klein Jeans and Calvin Klein Underwear advertising campaigns for Spring 2015, which featured globally recognized musician Justin Bieber. Additionally, American model and social media star, Kendall Jenner, was featured in the brand’s #mycalvins Denim Series capsule collection in Spring 2015 and the Calvin Klein Underwear Original Sexy campaign in Fall 2015. Calvin Klein furthered the brand’s relevancy and consumer engagement through these provocative campaigns and celebrity ambassadorships, with the brand garnering over 20 million consumer engagements across its owned social media channels during 2015. Calvin Klein is continuing its marketing momentum by featuring Justin Bieber and Kendall Jenner, in addition to a variety of global superstars, actors, musicians, activists and models, in the brand’s “I ________ in #mycalvins” campaign for Spring 2016.

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

We believe that Tommy Hilfiger is one of the world’s leading designer lifestyle brands and is internationally recognized for celebrating the essence of “classic American cool” style, featuring preppy with a twist designs. Tommy Hilfiger employs advertising, marketing and communications staff, including an in-house creative team, as well as outside agencies, to implement its global marketing and communications strategy across all channels of distribution. The Tommy Hilfiger marketing and communications team develops and coordinates Tommy Hilfiger advertising for all regions and product lines, licensees and regional distributors. Advertisements for Tommy Hilfiger brand products appear primarily in fashion and lifestyle magazines, newspapers, outdoor media and cinema and on television. We also have increased the digital and online focus of marketing for the Tommy Hilfiger brands. The marketing and communications team also coordinates personal appearances by Mr. Tommy Hilfiger, including at runway shows, brand events and flagship store openings as part of its efforts. Most of Tommy Hilfiger’s licensees and distributors are required to contribute a percentage of their net sales of Tommy Hilfiger products, generally subject to minimum amounts, to the advertising and promotion of the Tommy Hilfiger brand and products. We maintain multiple showroom facilities and sales offices in Europe, North and South America and Asia for Tommy Hilfiger, as well as an innovative digital sales showroom, located at Tommy Hilfiger’s global headquarters in the Netherlands, that enhances the sales experience for retailers. We launch significant brand advertising campaigns two times per year in Spring/Summer and Fall/Winter to provide maximum consumer visibility of the new seasonal collections and to support sell-through. For example, Rafael Nadal was signed as the global brand ambassador for Tommy Hilfiger underwear, Tommy Hilfiger Tailored and the Tommy Hilfiger Bold fragrance beginning with the Fall 2015 marketing campaigns. The launch of the Nadal partnership was accompanied by a global multi-media advertising strategy in over 40 countries and a campaign video that went viral, as Google ranked it in the Top 10 most watched YouTube videos during the launch month. On the women’s side, supermodel and Millennial icon Gigi Hadid will serve as the global brand ambassador for Tommy Hilfiger’s women’s collections beginning in Fall 2016, which we believe will allow us to leverage her impressive social media following and credibility with female consumers. This follows our partnership with American street style icon Olivia Palermo and her husband, model Johannes Huebl, who were enlisted as guest editors for the Tommy Hilfiger Summer 2015 women’s and men’s collections, respectively.

In addition to offering a broad array of apparel and licensed products, Tommy Hilfiger’s e-commerce site, tommy.com, and Calvin Klein’s e-commerce site, calvinklein.com, also serve as marketing vehicles to complement the ongoing development of the Tommy Hilfiger and Calvin Klein lifestyle brands, respectively.

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

We beneficially own the Calvin Klein marks and derivative marks in all trademark classes and for all product categories through our ownership of Calvin Klein and Warnaco. Calvin Klein and Warnaco together own the Calvin Klein Trademark Trust (“the Trust”), which is the sole and exclusive title owner of substantially all registrations of the Calvin Klein trademarks. The sole purpose of the Trust is to hold these marks. Calvin Klein maintains and protects the marks on behalf of the Trust pursuant to a servicing agreement. The Trust licenses to Calvin Klein and Warnaco on an exclusive, irrevocable, perpetual and royalty-free basis the use of the marks.

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

Our trademarks and other intellectual property rights are valuable assets and we vigorously seek to protect them on a worldwide basis against infringement. We are susceptible to others imitating our products and infringing on our intellectual property rights. This is especially the case with respect to the Calvin Klein and Tommy Hilfiger brands, as these brands enjoy significant worldwide consumer recognition and their generally higher pricing provides significant opportunity and incentive for counterfeiters and infringers. We have broad, proactive enforcement programs that we believe have been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad.

Competition

The apparel industry is competitive as a result of its fashion orientation, mix of large and small producers, the flow of domestic and imported merchandise and the wide diversity of retailing methods. We compete with numerous domestic and foreign designers, brands, manufacturers and retailers of apparel, accessories and footwear, including, in certain circumstances, the private label brands of our wholesale customers.

We compete primarily on the basis of style, quality, price and service. Our business depends on our ability to stimulate consumer tastes and demands, as well as on our ability to remain competitive in these areas. We believe we are well-positioned to compete in the apparel industry. Our diversified portfolio of brands and products and our use of multiple channels of distribution have allowed us to develop a business that produces results that are not dependent on any one demographic group, merchandise preference, distribution channel or geographic region. We have developed a portfolio of brands that appeal to a broad spectrum of consumers. Our owned brands have long histories and enjoy high recognition and awareness within their respective consumer segments. We develop our owned and licensed brands to complement each other and to generate strong consumer loyalty. The Calvin Klein and Tommy Hilfiger brands generally provide us with the opportunity to develop businesses that target different consumer groups at higher price points and in higher-end distribution channels than our heritage brands, as well as with significant global opportunities due to the worldwide recognition of the brands.

Imports and Import Restrictions

A substantial portion of our products is imported into the United States, Canada, Europe and Asia. These products are subject to various customs laws, which may impose tariffs, as well as quota restrictions. Under the provisions of the World Trade Organization (“WTO”) agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions generally do not affect our business in most countries. We are subject to numerous international trade agreements and regulations, such as the North American Free Trade Agreement, Africa Growth & Opportunity Act, Central American Free Trade Agreement, Jordan Free Trade Agreement, Israel Free Trade Agreement, Egypt Qualifying Industrial Zones, Colombia Free Trade Agreement, Peru Free Trade Agreement and other special trade programs. Presently, a portion of our imported products is eligible for certain of these duty-advantaged programs. In addition, each of the countries in which our products are sold has laws and regulations covering imports. Because the United States and the other countries in which our products are manufactured and sold may impose, from time to time, new duties, tariffs, surcharges, or other import controls or restrictions, including the imposition of a “safeguard quota,” or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities. We seek to minimize our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries and manufacturers and geographical diversification of our sources of supply.

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

Employees

As of January 31, 2016, we employed approximately 18,200 persons on a full-time basis and approximately 16,000 persons on a part-time basis. Approximately 5% of our employees were represented for the purpose of collective bargaining by five different unions. Additional persons, some represented by these five unions, are employed from time to time based upon our manufacturing schedules and retailing seasonal needs. Our collective bargaining agreements generally are for one to three-year terms. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Emanuel Chirico	58	Chairman and Chief Executive Officer
Michael A. Shaffer	53	Executive Vice President and Chief Operating & Financial Officer
Francis K. Duane	59	Chief Executive Officer, Heritage Brands and North America Wholesale
Daniel Grieder	54	Chief Executive Officer, Tommy Hilfiger Global and PVH Europe
Steven B. Shiffman	58	Chief Executive Officer, Calvin Klein
Mark D. Fischer	54	Executive Vice President, General Counsel & Secretary
Dave Kozel	60	Executive Vice President, Chief Human Resources Officer

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

Mr. Grieder has been employed by Tommy Hilfiger since 1997 (including time served with a predecessor organization). He served as Chief Executive Officer, Tommy Hilfiger Europe from 2008 until 2014, prior to being named Chief Executive Officer, Tommy Hilfiger Global and PVH Europe in July 2014.

Mr. Shiffman has been employed by us since 1992. Mr. Shiffman was named President & Chief Commercial Officer, Calvin Klein Retail in 2009, Group President, Calvin Klein Global Licensing and Retail in 2013, and Chief Executive Officer, Calvin Klein in July 2014.

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

One component of our growth strategy has been to make acquisitions, such as the Calvin Klein, Tommy Hilfiger and Warnaco acquisitions. Prior to completing any acquisition, our management team identifies expected synergies, cost savings and growth opportunities but, due to legal and business limitations, we may not have access to all necessary information. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:

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

We have completed acquisitions that have not performed as well as initially expected and cannot assure you that any acquisition will not have a material adverse impact on our financial condition and results of operations.

A substantial portion of our revenue and gross profit is derived from a small number of large customers and the loss of any of these customers could substantially reduce our revenue.

A few of our customers account for significant portions of our revenue. Sales to our five largest customers were 22.2% of our revenue in 2015, 21.8% of our revenue in 2014 and 20.8% of our revenue in 2013. No single customer accounted for more than 10% of our revenue in 2015, 2014 or 2013.

Tommy Hilfiger is party to an agreement with Macy’s providing for the exclusive department store distribution in the United States of men’s, women’s and children’s sportswear under the Tommy Hilfiger brand. The term of this agreement ends on January 31, 2017 and is renewable, subject to certain conditions, at the option of Macy’s for one three-year renewal term. As a result of this strategic alliance, the success of Tommy Hilfiger’s North American wholesale business is substantially dependent on this relationship and on Macy’s ability to maintain and increase sales of Tommy Hilfiger products. In addition, our United States wholesale businesses may be affected by any operational or financial difficulties that Macy’s experiences, including any deterioration in Macy’s overall ability to attract customer traffic or in its overall liquidity position.

We do not have long-term agreements with any of our customers, other than Tommy Hilfiger’s strategic alliance with Macy’s, and purchases generally occur on an order-by-order basis. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners, could substantially reduce our revenue and materially adversely affect our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes, as well as management changes and store closing programs, and we expect such changes to be ongoing. In addition, store closings by our customers decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets or marketing strategies. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

Future economic conditions, including volatility in the financial and credit markets may adversely affect our business.

Economic conditions in the past have adversely affected, and in the future may adversely affect, our business, our customers and their businesses, and our financing and other contractual arrangements. Such conditions, among other things, have resulted, and in the future may result, in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, and may continue to cause such customers to reduce or discontinue orders of our products or be unable to pay us for products they have purchased from us. Financial difficulties of customers may also affect the ability of our customers to access credit markets or lead to higher credit risk relating to receivables from customers.

Future volatility in the financial and credit markets could make it more difficult for us to obtain financing or refinance existing debt when the need arises or on terms that would be acceptable to us.

Our business is exposed to foreign currency exchange rate fluctuations.

Our Tommy Hilfiger and Calvin Klein businesses each have substantial international components, which expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but is less exposed to foreign exchange risk. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results, as our revenue and profit earned in local foreign currencies is translated into United States dollars using an average exchange rate over the representative period. Accordingly, during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound, the Canadian dollar, the Mexican peso, the Indian rupee, the Russian ruble and the Chinese yuan renminbi, our results of operations will be negatively impacted, as was the case during 2015 and which we expect for 2016, and during times of a weakening United States dollar, our results of operations will be favorably impacted.

The transaction impact on financial results is attributable to the purchase in United States dollars of a vast majority of the goods sold by our businesses in our foreign markets. As with translation, during times of a strengthening United States dollar, our results of operations will be negatively impacted from these transactions as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold. We also have exposure to changes in foreign currency exchange rates related to certain intercompany loans. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks.

We are also exposed to market risk for changes in exchange rates for the United States dollar in connection with our licensing businesses. Most of our license agreements require the licensee to report sales to us in the licensee’s local currency but to pay us in United States dollars based on the exchange rate as of the last day of the contractual selling period. Thus, while we are not exposed to exchange rate gains and losses between the end of the selling period and the date we collect payment, we are exposed to exchange rate changes during and up to the last day of the selling period. In addition, certain of our other foreign license agreements expose us to exchange rate changes up to the date we collect payment or convert local currency payments into United States dollars. As a result, during times of a strengthening United States dollar, our foreign royalty revenue will be negatively impacted, as was the case during 2015 and which we expect for 2016, and during times of a weakening United States dollar, our foreign royalty revenue will be favorably impacted.

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

We cannot assure you that we can successfully execute any of these actions or our growth strategy for these businesses, nor can we assure you that the launch of any additional product lines or businesses by us or our licensees or that the continued offering of these lines will achieve the degree of consistent success necessary to generate profits or positive cash flow. Our ability to successfully carry out our growth strategy may be affected by, among other things, our ability to enhance our relationships with existing customers to obtain additional selling space and/or add additional product lines, our ability to develop new relationships with retailers, economic and competitive conditions, changes in consumer spending patterns and changes in consumer tastes and style trends. If we fail to continue to develop and grow either the Calvin Klein or Tommy Hilfiger business in terms of revenue and profitability, our financial condition and results of operations may be materially and adversely affected.

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

We had outstanding as of January 31, 2016 an aggregate of $2.4 billion of term loan borrowings under our senior secured credit facilities, $700 million of senior unsecured notes and $100 million of secured debentures. Our level of debt could have important consequences to investors, including:

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

•
placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, acquisitions, share repurchases, dividend payments, contributions to pension plans and general corporate requirements; and

•
with respect to any borrowings we make at variable interest rates, including under our senior secured credit facility, leaving us vulnerable to increases in interest rates to the extent the borrowings are not subject to an interest rate swap or interest rate cap agreement.

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

All of our apparel and footwear products, excluding handmade and handfinished neckwear, are produced by and purchased or procured from independent manufacturers located in countries in Europe, the Far East, the Indian subcontinent, the Middle East, South America, the Caribbean, Central America and Africa. We believe that we are one of the largest users of shirting fabric in the world. Although no single supplier or country is expected to be critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

•
political, labor instability or military conflict involving any of the countries in which we, our contractors, or our suppliers operate, which could cause a delay in the transportation of our products and raw materials to us and an increase in transportation costs;

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

•	a significant decrease in factory and shipping capacity or increase in demand for such capacity;

•	a significant increase in wage and shipping costs;

•	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	migration and development of manufacturers, which could affect where our products are or are planned to be produced;

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

In addition, we are a party to a non-exclusive buying agency agreement with Li & Fung under which we are obligated to source at least 54% of our Tommy Hilfiger products through Li & Fung (or pay a penalty). Li & Fung is one of the world’s largest buying agencies for apparel and related goods and is our largest buying office for Tommy Hilfiger products. The buying agency agreement with Li & Fung is terminable by us upon 12 months’ prior notice for any reason and is terminable by either party (i) upon six months’ prior notice in the event of a material breach by the other party and (ii) immediately upon the occurrence of certain bankruptcy or insolvency events relating to the other party. We also use other third party buying offices for a portion of our sourcing for Tommy Hilfiger products and have retained a small in-house sourcing team. Any interruption in the operations of Li & Fung or other buying offices, or the failure of Li & Fung or other buying offices to perform effectively their services for us, could result in material delays, reductions of shipments and increased costs. Furthermore, such events could harm our wholesale and retail relationships. We may be unable to source Tommy Hilfiger products through other third parties in sufficient quantities, if at all, on terms commercially acceptable to us and on a timely basis. Any disruption in our relationship with our buying offices or businesses, particularly Li & Fung, could have a material adverse effect on our cash flows, business, financial condition and results of operations.

We are dependent on a limited number of distribution facilities. If one becomes inoperable, our business, financial condition and operating results could be negatively impacted.

We operate a limited number of distribution facilities and also rely on certain independently operated distribution facilities around the world to warehouse and ship products to our customers and perform related logistics services. Our ability to meet the needs of our retail customers and of our own retail stores depends on the proper operation of our primary facilities. If any of our primary facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could have a substantial loss of inventory or disruptions of deliveries to our customers and our stores, incur significantly higher costs or experience longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility. This could adversely affect our business, financial condition and operating results.

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

We rely on our licensing partners to preserve the value of our brands. Although we attempt to protect our brands through, among other things, approval rights over design, production quality, packaging, merchandising, distribution, advertising and promotion of our products, we cannot assure you that we can control our licensing partners’ use of our licensed brands. The misuse of our brands by a licensing partner could have a material adverse effect on our business, financial condition and results of operations.

Our retail stores are heavily dependent on the ability and desire of consumers to travel and shop.

The vast majority of our retail stores are located away from major residential centers and, in many cases, are near vacation destinations. As a result, reduced travel resulting from economic conditions, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, including adverse weather conditions, disease epidemics and other health-related concerns, war, terrorist attacks or the perceived threat of war or terrorist attacks could have a material adverse effect on us, particularly if such events impact certain of our higher-volume retail locations. Additionally, during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound, the Canadian dollar, the Mexican peso, the Indian rupee, the Russian ruble and the Chinese yuan renminbi, as was the case during 2015 and which we expect for 2016, international tourism to the United States could be (and, in 2015 was) reduced, as could the extent to which international tourists shop at our retail stores, which could have a material adverse effect on our sales in our United States retail stores, which are material contributors of revenue and profits. Other factors that could affect the success of our stores include:

•	the location of the mall or the location of a particular store within the mall;

•	the other tenants occupying space at the mall;

•	increased competition in areas where the malls are located; and

•	the amount of advertising and promotional dollars spent on attracting consumers to the malls.

We may be unable to protect our trademarks and other intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and our competitive position. We are susceptible to others imitating our products and infringing on our intellectual property rights, especially with respect to the Calvin Klein and Tommy Hilfiger brands, as they enjoy significant worldwide consumer recognition and the generally higher pricing of Calvin Klein and Tommy Hilfiger brand products creates additional incentive for counterfeiters and infringers. Imitation or counterfeiting of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenue. We cannot assure you that the actions we take to establish and protect our trademarks and other intellectual property rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of their own trademarks and intellectual property rights. In addition, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other intellectual property rights of ours or in marks that are similar to ours or marks that we license and/or market or that we will be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. For example, in the past we were involved in proceedings relating to a company’s claim of prior rights to the IZOD mark in Mexico and to another company’s claim of prior rights to the Calvin Klein mark in Chile. We are currently involved in opposition and cancellation proceedings with respect to marks similar to some of our brands, both domestically and internationally.

The success of our dress furnishings business is dependent on the strategies and reputation of our licensors.

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. This strategy is designed to provide stability should market trends shift. As part of this strategy we license the names and brands of recognized designers and celebrities, including Kenneth Cole, Michael Kors and Sean “Puff Daddy” Combs (Sean John). In entering into these license agreements, we target our products towards certain market segments based on consumer demographics, design, suggested pricing and channel of distribution in order to minimize competition between our own products and maximize profitability. If any of our licensors determines to “reposition” a brand we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as products may be personally associated with these designers and celebrities, our sales of those products could be materially and adversely affected if any of those individual’s images, reputations or popularity were to be negatively impacted.

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

We depend on the services and management experience of our executive officers, who have substantial experience and expertise in our business. We also depend on other key employees involved in our licensing, design and advertising operations. Competition for qualified personnel in the apparel industry is intense and competitors may use aggressive tactics to recruit our key employees. The unexpected loss of services of one or more of these individuals could have a material adverse effect on us.

A significant shift in the relative sources of our earnings, adverse decisions of tax authorities or changes in tax treaties, laws, rules or interpretations could have a material adverse effect on our results of operations and cash flow.

We have direct operations in many countries and the applicable tax rates vary by jurisdiction. As a result, our overall effective tax rate could be materially affected by the relative level of earnings in the various taxing jurisdictions to which our earnings are subject. In addition, the tax laws and regulations in the countries where we operate may be subject to change and there may be changes in interpretation and enforcement of tax law. As a result, we may pay additional taxes if tax rates increase or if tax laws, regulations or treaties in the jurisdictions where we operate are modified by the competent authorities in an adverse manner.

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

The apparel industry, particularly in the United States (our largest market), is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our profitability to decline if we are unable to appropriately manage inventory levels or offset price reductions with sufficient reductions in product costs or operating expenses. This could have a material adverse effect on our results of operations, liquidity and financial condition.

We rely significantly on information technology. Our businesses could be adversely impacted if our computer systems are disrupted or cease to operate effectively or if we are subject to a data security or privacy breach.
Our ability to effectively manage and operate our business depends significantly on information technology systems. The failure of our systems to operate effectively or disruption in our systems could adversely impact our operations. Additionally, any electronic or physical security breach involving the misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability and adversely affect our business and results of operations.

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

As of January 31, 2016, we had approximately $3.2 billion of goodwill and $3.6 billion of trademarks and other identifiable intangible assets on our balance sheet, which together represent 64% of our total assets. Our annual goodwill impairment test during 2015 yielded calculated fair values in excess of the carrying amounts for all of our reporting units, with the minimum resulting percentage of excess fair value of 17%.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status and approximate size of the principal properties that we occupied as of January 31, 2016 are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Corporate and Heritage Brands administrative offices and showrooms	Leased	209,000
New York, New York	Calvin Klein administrative offices and showrooms	Leased	380,000
New York, New York	Tommy Hilfiger administrative offices and showrooms	Leased	305,000
Bridgewater, New Jersey	Corporate, finance and retail administrative offices	Leased	249,000
Amsterdam, The Netherlands	Tommy Hilfiger and Calvin Klein administrative offices, warehouse and showrooms	Leased	255,000	(1)
Venlo/Tegelen/Oud Gastal, The Netherlands	Warehouse and distribution centers	Leased	1,295,000
McDonough, Georgia	Warehouse and distribution center	Leased	851,000
Jonesville, North Carolina	Warehouse and distribution center	Owned	768,000
Irwindale, California	Warehouse and distribution center	Leased	486,000
Chattanooga, Tennessee	Warehouse and distribution center	Owned	451,000
Reading, Pennsylvania	Warehouse and distribution center	Owned	410,000
Montreal, Canada	Administrative office, warehouses and distribution centers	Leased	183,000
Los Angeles, California	Warehouse and neckwear manufacturing facility	Leased	200,000
Hong Kong, China	Corporate, Calvin Klein and Tommy Hilfiger administrative offices	Leased	139,000
Mexico City, Mexico	Calvin Klein administrative offices, warehouse and showroom	Leased	207,000
Brinkley, Arkansas	Warehouse and distribution center	Owned	112,000
Dusseldorf, Germany	Tommy Hilfiger showrooms	Leased	74,000
Cypress, California	Speedo administrative offices	Leased	69,000
Paris, France	Calvin Klein and Tommy Hilfiger administrative offices	Leased	44,000
Trento, Italy	Calvin Klein administrative offices and warehouse	Leased	44,000

(1) Includes approximately 18,000 square feet related to an owned building that we entered into an agreement to sell in the fourth quarter of 2015. Please see Note 3, “Assets Held For Sale” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.

In addition, as of January 31, 2016, we leased certain other administrative/support offices and showrooms in various domestic and international locations. We also leased and operated approximately 1,450 retail locations as of January 31, 2016 in the United States, Canada, Europe, Asia, Mexico and Brazil.

Our Jonesville, North Carolina property is subject to a lien under our secured revolving credit facility.

Information with respect to minimum annual rental commitments under leases in which we are a lessee is included in Note 16, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

We are a party to certain litigations which, in management’s judgment based in part on the opinions of legal counsel, will not have a material adverse effect on our financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information with respect to the market for our common stock, which is listed on the New York Stock Exchange, and the dividends declared on our common stock appear in the Notes to Consolidated Financial Statements included in Item 8 of this report under Note 13, “Stockholders’ Equity,” and under the heading “Selected Quarterly Financial Data- Unaudited” on pages F-56 and F-57. See Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a description of the restrictions to our paying dividends on our common stock. As of March 15, 2016, there were 661 stockholders of record of our common stock. The closing price of our common stock on March 15, 2016 was $87.98.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
November 2, 2015 -
November 29, 2015	119,410	$90.64	117,800	$413,901,964
November 30, 2015 -
January 3, 2016	422,071	76.63	422,000	381,565,704
January 4, 2016 -
January 31, 2016	106,622	73.92	105,000	373,802,174
Total	648,103	$78.76	644,800	$373,802,174
___________________

(1) On June 1, 2015, we announced that our Board of Directors authorized us, effective June 3, 2015, to repurchase up to $500 million of our outstanding common stock. The Board of Director’s authorization is effective through June 3, 2018. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, restrictions under our debt arrangements, trading restrictions under our insider trading policy and other relevant factors. The program may be modified, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

(2) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the fourth quarter of 2015 principally in connection with the settlement of vested restricted stock units and restricted stock to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

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

The performance graph compares the yearly change in the cumulative total stockholder return on our common stock against the cumulative return of the S&P 500 Index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five fiscal years ended January 31, 2016.

Value of $100.00 invested after 5 years:

Our Common Stock	$127.41
S&P 500 Index	$169.46
S&P 500 Apparel, Accessories & Luxury Goods Index	$133.66

Item 6. Selected Financial Data

Selected Financial Data appears under the heading “Five Year Financial Summary” on pages F-61 and F-62.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

We are one of the largest branded apparel companies in the world, with a heritage dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International, Ltd.), Warner’s and Olga. In addition, through the end of the third quarter of 2013, we owned and operated businesses under the G.H. Bass & Co. and Bass trademarks. We also license brands from third parties primarily for use on dress shirts and neckwear offered in the United States and Canada. We sold substantially all of the assets of our Bass business on November 4, 2013 and exited our Izod retail business in the third quarter of 2015.

Our business strategy is to sell our brands at multiple price points and in multiple channels of distribution and regions, which allows us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing reliance on any one demographic group, merchandise preference, price point, distribution channel or region. We also license our brands to third parties for product categories and in jurisdictions where we believe our partners’ expertise will benefit the business.

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

On February 1, 2016, we entered into a licensing agreement with G-III Apparel Group, Ltd. (“G-III”) for the design, production and wholesale distribution of Tommy Hilfiger womenswear in the United States and Canada. The first womenswear offerings under the new license are expected to be launched for the 2016 holiday season. Additionally, on February 2, 2016, we announced that we entered into a definitive agreement to acquire the 55% of TH Asia Ltd. (“TH Asia”), our joint venture for Tommy Hilfiger in China, that we do not already own. The purchase price for the shares is approximately $172 million, net of cash expected to be acquired of approximately $100 million, subject to adjustment. The closing, which is subject to customary conditions and regulatory approval, is expected to occur late in the first quarter or early in the second quarter of 2016.

Our revenue was $8.020 billion in 2015, approximately 45% of which was generated internationally. Our global designer lifestyle brands, Tommy Hilfiger and Calvin Klein, together generated over 75% of our revenue.

RESULTS OF OPERATIONS

Operations Overview

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear, jeanswear, underwear, intimate apparel, swim products, handbags, footwear, accessories and other related products under owned and licensed trademarks, and (ii) the sale through (a) approximately 1,450 Company-operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger and Van Heusen trademarks, (b) approximately 1,100 Company-operated concessions/shop-in-shops worldwide under our Calvin Klein and Tommy Hilfiger trademarks, and (c) e-commerce sites in certain countries under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products, and swimwear and related products in North America through our Speedo e-commerce site. We also operated IZOD retail stores through the end of the third quarter of 2015, at which time we completed the exit from the business, and G.H. Bass & Co. stores through the end of the third quarter of 2013, at which time we sold substantially all of the assets of our Bass business. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks.

We recorded pre-tax charges principally in connection with the Warnaco acquisition, integration and related restructuring that totaled $73 million, $146 million and $471 million during 2015, 2014 and 2013, respectively. The amounts incurred in 2013 included noncash charges of approximately $175 million, principally related to valuation adjustments and amortization of short-lived assets. We also recorded pre-tax debt modification and extinguishment charges in 2014 and 2013 that totaled $93 million and $40 million, respectively. We recorded a net gain of $8 million in 2014 resulting from the deconsolidation of certain Calvin Klein subsidiaries in Australia and New Zealand and our previously consolidated Calvin Klein joint venture in India (please see Note 6, “Investments in Unconsolidated Affiliates” and Note 7, “Redeemable Non-Controlling Interest” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion).

We have implemented initiatives to rationalize the Heritage Brands business, including the exit from our Izod retail business (completed in the third quarter of 2015) and the discontinuation of several licensed product lines in the dress furnishings business. We recorded pre-tax charges of $10 million in 2015 and $21 million in 2014, including $18 million of noncash impairment charges, in connection with the operation of and exit from our Izod retail business. We recorded pre-tax charges of $17 million in 2015 principally in connection with the discontinuation of several licensed product lines in the dress furnishings business.

We recorded pre-tax charges of $3 million in the fourth quarter of 2015 in connection with licensing to G-III the Tommy Hilfiger womenswear wholesale business in the United States and Canada.

We expect to incur additional pre-tax charges of approximately $25 million during 2016 in connection with the Warnaco integration and related restructuring, the discontinuation of several licensed product lines in the dress furnishings business and licensing to G-III the Tommy Hilfiger womenswear wholesale business in the United States and Canada.

On November 4, 2013, we sold substantially all of the assets of our Bass business and recorded a net pre-tax loss of $20 million during 2013 in connection with the sale. Please see the section entitled “Sale of Bass” within “Liquidity and Capital Resources” below for a further discussion.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Amounts recorded in local foreign currencies are translated back to United States dollars using an average exchange rate over the representative period. Our international revenue and earnings are unfavorably impacted during times of a strengthening United States dollar against the currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. Additionally, there is a transaction impact on our financial results because goods are often purchased in United States dollars by foreign subsidiaries. As with translation, during times of a strengthening United States dollar, our results of operations will be negatively impacted by these transactions as the increased local currency value of inventory results in a higher local currency cost of goods when the goods are sold. The United States dollar has strengthened for more than a year against most major foreign currencies, particularly the euro, which is the foreign currency in which we transact the most business. In 2015, approximately 45% of our revenue was subject to foreign currency translation, the majority of which relates to our operations in Europe, resulting in a negative impact on our 2015 results of operations. We currently expect the strength of the United States dollar and resulting unfavorable impact on our revenue and earnings to continue into 2016.

Retail comparable store sales discussed below refer to sales for retail stores that have been open for at least 12 months. Sales for retail stores that are closed during the year are excluded from the calculation of retail comparable store sales. Sales for retail stores that are either relocated, materially altered in size or closed for a certain number of consecutive days for renovation are also excluded from the calculation of retail comparable store sales until such stores have been in their new location or in their newly renovated state for at least 12 months. Sales from our e-commerce sites are included within retail comparable store sales for those businesses and regions that have operated the related e-commerce site for at least 12 months. Retail comparable store sales are based on comparable weeks and local currencies.

The following table summarizes our income statements in 2015, 2014 and 2013:

	2015	2014	2013
(In millions)
Net sales	$7,605	$7,849	$7,806
Royalty revenue	325	300	291
Advertising and other revenue	90	92	90
Total revenue	8,020	8,241	8,186
Gross profit	4,162	4,327	4,219
% of total revenue	51.9%	52.5%	51.5%
Selling, general and administrative expenses	3,418	3,714	3,673
% of total revenue	42.6%	45.1%	44.9%
Debt modification and extinguishment costs	—	93	40
Equity in net income of unconsolidated affiliates	17	10	8
Income before interest and taxes	761	530	513
Interest expense	117	144	192
Interest income	4	5	8
Income before taxes	647	391	329
Income tax expense (benefit)	75	(48)	185
Net income	572	439	143
Less: Net loss attributable to redeemable non-controlling interest	—	0	0
Net income attributable to PVH Corp.	$572	$439	$144

Total Revenue

Total revenue was $8.020 billion in 2015, $8.241 billion in 2014 and $8.186 billion in 2013. The decrease in revenue of $221 million in 2015 as compared to 2014 was due principally to the effect of the following items:

•
The aggregate reduction of $212 million in revenue attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, which included a reduction of approximately $341 million related to the impact of foreign currency translation resulting principally from a weaker euro. Revenue in the Tommy Hilfiger North America segment decreased 1% (including a 2% negative foreign currency impact) due principally to a 5% decrease in retail comparable store sales primarily as a result of the decline in traffic and consumer spending trends in our United States stores located in international tourist locations due to the stronger United States dollar against most major currencies. Revenue in the Tommy Hilfiger International segment decreased 10% (including a 15% negative foreign currency impact). Revenue of the segment would have increased if not for the negative foreign currency impact, principally as a result of 8% retail comparable store sales growth in Europe and a mid-single digit percentage increase in wholesale revenue.

•
The net addition in the aggregate of $64 million of revenue attributable to our Calvin Klein North America and Calvin Klein International segments, which included a reduction of approximately $199 million related to the impact of foreign currency translation. Revenue in the Calvin Klein North America segment increased 5% (including a 3% negative foreign currency impact). The segment’s retail business experienced solid growth due to square footage expansion in Company-operated stores, including the conversion of IZOD stores to Calvin Klein Accessory and Calvin Klein Underwear stores and a 2% increase in retail comparable store sales despite the decreased traffic and consumer spending trends in our United States stores located in international tourist locations, while the wholesale business experienced modest growth. Revenue in the Calvin Klein International segment decreased 2% (including a 13% negative foreign currency impact). Revenue of the segment would have increased if not for the negative foreign currency impact. This is attributable to the strong performance in Europe, where we experienced growth in most markets, and an increase in Asia, partially due to the benefit of the Chinese New Year, as the first and fourth quarters of fiscal 2015 included the peak wholesale selling seasons before the Chinese New Year, while fiscal 2014 did not include a peak selling season before the holiday. International retail comparable store sales increased 5%.

•
The aggregate reduction of $72 million in revenue attributable to our Heritage Brands Wholesale and Heritage Brands Retail segments, as a 10% increase in comparable store sales in the Van Heusen retail business was more than offset by the revenue decrease attributable to the exit from the Izod retail business and the discontinuation of several licensed product lines in the dress furnishings business.
The revenue increase of $55 million in 2014 as compared to 2013 was due principally to the effect of the following items:

•
The aggregate addition of $149 million of revenue attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments. Tommy Hilfiger North America revenue increased 6%, principally due to high-single digit percentage wholesale growth, retail comparable store sales growth of 2% and square footage expansion in Company-operated stores. Tommy Hilfiger International revenue increased 3%, driven principally by European retail comparable store sales growth of 3%, square footage expansion in Company-operated stores and low-single digit percentage wholesale growth. These favorable impacts were partially offset by a 2% negative impact from foreign currency translation, principally due to the euro weakness experienced in the second half of the year.

•
The aggregate addition of $92 million of revenue attributable to our Calvin Klein North America and Calvin Klein International segments. Calvin Klein North America revenue increased 5% due to the ten additional days of operations in 2014 of the Calvin Klein businesses acquired in the Warnaco acquisition compared to 2013, combined with mid-single digit percentage wholesale growth, a 2% increase in retail comparable store sales and square footage expansion in Company-operated stores. Calvin Klein International revenue increased 1% as the impact of the ten additional days of operations in 2014 of the acquired Calvin Klein businesses compared to 2013 and the absence in 2014 of $30 million of sales returns recorded in 2013 for certain wholesale customers in Asia in connection with our initiative to reduce excess inventory levels was partially offset by a 5% decrease in international retail comparable store sales and a 1% negative impact from foreign currency translation. The decline in international retail comparable store sales was due in large part to a decrease in Asia resulting from the timing of the Chinese New Year, as fiscal 2014 did not include a Chinese New Year, while the holiday fell into both the first and fourth quarters in 2013. Also contributing to the retail comparable store decline was underperformance in Europe in the first half of the year.

•
The net reduction in the aggregate of $186 million in revenue attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, which included a reduction of $176 million related to the loss of net sales of the exited Bass business, as mid-single digit percentage growth in the wholesale sportswear business was more than offset by poor performance within the dress shirt business and a 5% comparable store sales decline in our retail stores (excluding the Izod retail business in the fourth quarter, which was no longer included in retail comparable store sales as the business was exited in 2015).

We currently expect that revenue will increase 1% in 2016 compared to 2015, inclusive of a negative impact of approximately 1% related to foreign currency translation. Revenue for our Calvin Klein business is projected to increase approximately 4% compared to 2015, inclusive of a negative impact of approximately 2% related to foreign currency translation. Revenue for our Tommy Hilfiger business is expected to increase approximately 2% compared to 2015, inclusive of a negative impact of approximately 1% related to foreign currency translation. Revenue for our Heritage Brands business is expected to decrease approximately 7% compared to 2015, principally due to the continued rationalization of the Heritage Brands business, including the loss of revenue from the Izod retail business (from which we completed our exit in the third quarter of 2015) and from several licensed product lines in the dress furnishings business that were discontinued in 2015 or will be discontinued in 2016. Our 2016 guidance assumes that our acquisition of the remaining 55% interest that we do not already own in TH Asia, our joint venture for Tommy Hilfiger in China, will close late in the first quarter or early in the second quarter of 2016. The acquisition is expected to add approximately $100 million of revenue in 2016.

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

The following table shows our revenue mix between net sales and royalty, advertising and other revenue, as well as our gross margin for 2015, 2014 and 2013:

	2015	2014	2013
Components of revenue:
Net sales	94.8%	95.2%	95.4%
Royalty, advertising and other revenue	5.2%	4.8%	4.6%
Total	100.0%	100.0%	100.0%
Gross margin	51.9%	52.5%	51.5%

Gross profit in 2015 was $4.162 billion, or 51.9% of total revenue, compared to $4.327 billion, or 52.5% of total revenue, in 2014. The 60 basis point decrease in gross margin was principally driven by (i) a decline in gross margin in the Tommy Hilfiger North America segment due to the decline in traffic and consumer spending trends in our United States stores located in international tourist locations, which drove more promotional selling compared to 2014, (ii) the stronger United States dollar, which caused our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher gross margins than our North American businesses, to be translated to United States dollars at lower average exchange rates, (iii) the stronger United States dollar, which further negatively impacted our international businesses that purchase inventory in United States dollars, particularly the Tommy Hilfiger European business, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold, and (iv) costs incurred principally in connection with the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business. These declines were partially offset by overall gross margin improvements in our Calvin Klein European and Asian businesses as a result of higher average unit retail selling prices, as well as an increase in our royalty, advertising and other revenue as a percentage of total revenue, as there is no cost of goods sold associated with such revenue.

Gross profit in 2014 was $4.327 billion, or 52.5% of total revenue, compared to $4.219 billion, or 51.5% of total revenue, in 2013. Of the 100 basis point increase in gross margin, 60 basis points was due to the absence in 2014 of short-lived noncash valuation adjustments recorded in connection with the Warnaco acquisition and integration. The remaining increase was due to growth in our higher-margin Calvin Klein and Tommy Hilfiger businesses. These increases were partially offset by a gross margin decline in the Heritage Brands business resulting from overall increased promotional activity in order to drive traffic and revenue, combined with poor performance in the dress shirt business.

We currently expect that gross margin in 2016 will increase as compared to 2015 due to (i) increases in our North American businesses resulting from less promotional selling compared to 2015 and (ii) the addition of TH Asia, which is estimated will carry a significantly higher gross margin than our overall business. We currently expect that these gross margin increases will be partially offset by the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses were as follows:

	2015	2014	2013
(In millions)
SG&A expenses	$3,418	$3,714	$3,673
% of total revenue	42.6%	45.1%	44.9%

SG&A expenses in 2015 were $3.418 billion, or 42.6% of total revenue, as compared to $3.714 billion, or 45.1% of total revenue in 2014. The 250 basis point decrease in SG&A expenses as a percentage of total revenue was principally attributable to (i) a 190 basis point decrease due to lower retirement plan expense resulting from actuarial gains in 2015, as compared to actuarial losses in 2014 (please see Note 12, “Retirement and Benefit Plans” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion), (ii) a 70 basis point reduction due to a decrease as compared to 2014 in Warnaco integration and restructuring costs, and (iii) a decrease attributable to the results of our Calvin Klein International and Tommy Hilfiger International segments, which generally carry higher SG&A percentages of total revenue than our North American businesses, being translated to United States dollars at lower average exchange rates. These decreases were partially offset by (i) the impact of contraction in our lower-expense Heritage Brands business and (ii) an increase in corporate expenses mainly attributable to associate-related benefits.

SG&A expenses in 2014 were $3.714 billion, or 45.1% of total revenue, as compared to $3.673 billion, or 44.9% of total revenue in 2013. The 20 basis point increase in SG&A expenses as a percentage of total revenue was due principally to (i) a 230 basis point increase due to higher retirement plan expense resulting from actuarial losses in 2014, as compared to actuarial gains in 2013 (please see Note 12, “Retirement and Benefit Plans” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion), (ii) a 30 basis point increase due to costs incurred in connection with the exit from our Izod retail business, the majority of which was noncash impairment charges, (iii) a 30 basis point increase due to the absence in 2014 of income recorded in the third quarter of 2013 from the amendment of an unfavorable contract, which resulted in the reduction of a liability recorded at the time of the Tommy Hilfiger acquisition, (iv) faster growth in the higher-expense Tommy Hilfiger and Calvin Klein businesses and (v) continued strategic investments in our acquired businesses, with a focus on enhancing the existing operating infrastructure, increasing investments in our people and elevating the Calvin Klein presentation at retail. These increases were partially offset by (i) a 310 basis point reduction due to a decrease as compared to 2013 in Warnaco acquisition, integration and restructuring costs, (ii) a 20 basis point reduction attributable to the absence in 2014 of the loss recorded in the third quarter of 2013 in connection with the sale of the Bass business and (iii) a 10 basis point reduction due to the net gain recorded in the first quarter of 2014 resulting from the deconsolidation of certain Calvin Klein subsidiaries in Australia and New Zealand and our previously consolidated Calvin Klein joint venture in India. (Please see Note 6, “Investments in Unconsolidated Affiliates” and Note 7, “Redeemable Non-Controlling Interest” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.)

We currently expect that SG&A expenses as a percentage of total revenue in 2016 will increase from 2015 due to the impact of expected faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North American segments, as our International segments generally carry higher SG&A percentages of total revenue. Additionally, our expectation of 2016 SG&A expenses does not include the impact of an actuarial gain or loss associated with our retirement plans, while our 2015 SG&A expenses included a $20 million actuarial gain. These increases will be partially offset by lower costs expected to be incurred in 2016 as compared to 2015 in connection with the integration of Warnaco and the related restructuring. Our actual SG&A expenses may be significantly different than our projections because of expenses associated with our retirement plans. Retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.

Other Income

In connection with the acquisition of the interests in TH Asia that we do not already own, we expect to record in 2016 a significant noncash gain to write-up our equity investment in the joint venture to fair market value immediately preceding the acquisition closing. The closing is expected to occur late in the first quarter or early in the second quarter of 2016.

Debt Modification and Extinguishment Costs

We incurred costs totaling $93 million in 2014 in connection with the amendment and restatement of our senior secured credit facilities entered into in 2013 and the related redemption of our 7 3/8% senior notes due 2020. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

We incurred costs totaling $40 million in 2013 related to the modification and extinguishment of previously outstanding term loans and the replacement of such term loans with the senior secured credit facilities entered into in 2013 in connection with the Warnaco acquisition. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates during 2015 was $17 million, as compared to $10 million during 2014 and $8 million during 2013. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China, India and Brazil, for the Calvin Klein brand in India, for the Tommy Hilfiger, Calvin Klein and Van Heusen brands in Australia and for the Karl Lagerfeld brand. Our investments in these joint ventures are being accounted for under the equity method of accounting. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for a further discussion. The equity in net income of unconsolidated affiliates in 2015 includes a one-

time gain of $2 million on our equity investment in Kingdom Holding 1 B.V., the parent company of the Karl Lagerfeld brand, (“Karl Lagerfeld”).

Interest Expense, Net

Net interest expense decreased to $113 million in 2015 from $139 million in 2014 due to lower average debt balances and the effect of the amendment and restatement of our senior secured credit facilities and the related redemption of our 7 3/8% senior notes due 2020 in the first quarter of 2014. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

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

Net interest expense in 2016 is currently expected to increase to approximately $120 million to $125 million from $113 million in 2015, primarily due to the negative impact of the interest rate swap that commenced on February 17, 2016 to convert a portion of our variable rate debt under our term loans to fixed rate debt, partially offset by a decrease to net interest expense as a result of 2016 debt repayments, which are anticipated to be made at a similar level to 2015, and the full year impact of repayments made in 2015.

Income Taxes

Income tax expense was as follows:

	2015	2014	2013
(In millions)
Income tax expense (benefit)	$75	$(48)	$185
Income tax expense (benefit) as a % of pre-tax income	11.6%	(12.1)%	56.4%

The effective income tax rate for 2015 was 11.6% compared with (12.1)% in 2014 and 56.4% in 2013. The volatility in our effective income tax rate in the last three years is due in large part to adjustments to our liabilities for uncertain tax positions.

The effective income tax rate for 2015 was lower than the United States statutory rate principally due to the benefit of lower tax rates in certain international jurisdictions where we file tax returns and the benefits primarily related to the favorable resolution of uncertain tax positions and the impact of recently enacted tax law and tax rate changes on deferred taxes, as well as the expiration of the statute of limitations related to other uncertain tax positions.

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

The effective income tax rate in 2013 was higher than the United States statutory tax rate principally due to the recognition of $145 million of tax expense related to changes in estimates for uncertain tax positions, which increased the 2013 effective tax rate by 44%. The majority of this expense related to an increase to our previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements. Also contributing to the higher tax rate in 2013 was an expense related to valuation allowances recorded on deferred tax assets from our business in Japan, and also on certain domestic state and local deferred tax assets. Partially offsetting these increases was the impact of Warnaco integration and restructuring expenses in 2013, the majority of which were incurred in the United States, which lowered our domestic taxable income in relation to taxable income in lower tax international jurisdictions.

We currently expect our effective income tax rate in 2016 to be lower than the United States statutory rate due principally to the benefit of overall lower tax rates in international jurisdictions where we file tax returns.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at January 31, 2016 was $556 million, an increase of $77 million from the amount at February 1, 2015 of $479 million. The change in cash and cash equivalents during 2015 included the impact of $350 million of debt payments and $126 million of stock repurchases. Cash flow in 2016 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments and stock repurchases we make in 2016.

As of January 31, 2016, approximately $450 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $900 million in 2015 as compared with $789 million in 2014. The increase in cash provided by operating activities as compared to the prior year was primarily driven by changes in working capital.

Capital Expenditures

Our capital expenditures in 2015 were $264 million compared to $256 million in 2014. Capital expenditures in 2015 primarily included investments in new stores and store expansions, as well as continued investments in operations and infrastructure, including system improvements. We currently expect capital expenditures for 2016 to be approximately $275 million, as we continue to make the same types of investments.

Investments in Unconsolidated Affiliates

In 2014, we acquired an interest in Karl Lagerfeld for $19 million, which represented a 10% economic interest as of January 31, 2016.

In 2013, we formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in which we own a 50% economic interest. The joint venture licenses from one of our subsidiaries the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, we contributed to PVH Australia on the first day of 2014 our subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. During the first quarter of 2015, we completed a transaction in which the Tommy Hilfiger and Van Heusen trademarks in Australia were licensed for certain product categories to subsidiaries of PVH Australia for use in Australia, New Zealand and, in the case of Tommy Hilfiger, other island nations in the South Pacific. The Tommy Hilfiger trademarks had previously been licensed to a third party and the Van Heusen trademarks had previously been licensed to our joint venture partner in PVH Australia. We made net payments of $21 million (of which $20 million was placed into an escrow account prior to the end of 2014), $7 million and $1 million to PVH Australia during 2015, 2014 and 2013, respectively, representing our 50% share of the joint venture funding.

We acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (“CK India”), as part of the Warnaco acquisition. The joint venture licenses from one of our subsidiaries the rights to the Calvin Klein trademarks in India for certain product categories. We made payments of $4 million to CK India during 2015 to contribute our 51% share of the joint venture funding.

We formed a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”), in Brazil in 2012, in which we own a 40% economic interest. The joint venture licenses from one of our subsidiaries the rights to the Tommy Hilfiger trademarks in Brazil for certain product categories. We made payments of $2 million and $3 million to TH Brazil during 2015 and 2013, respectively, to contribute our 40% share of the joint venture funding.

Acquisition of Russia Franchisee

In 2013, we acquired for $6 million three Tommy Hilfiger stores in Russia from a former Tommy Hilfiger franchisee. In 2014, we acquired for $4 million two additional Tommy Hilfiger stores in Russia from the same franchisee.

Acquisition of Ireland Franchisee

In 2014, we acquired for $3 million six Tommy Hilfiger stores in Ireland from a former Tommy Hilfiger franchisee.

Acquisition of Calvin Klein Performance Retail Businesses in Hong Kong and China

In 2014, we acquired for $7 million the Calvin Klein Performance retail businesses in Hong Kong and China from a former Calvin Klein sublicensee. The adjustment to the purchase price was finalized during 2015.

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

Sale of Bass Business

We completed the sale of substantially all of the assets of our Bass business for gross proceeds of $49 million during 2013. We recorded a loss of $16 million during 2013, which represented the excess of the carrying value of the assets over the proceeds received, plus transaction costs. A small number of our Bass stores were excluded from the sale and were deemed to be impaired. We recorded a loss of $1 million during 2013 related to the impaired stores. In addition, we recorded a gain during 2013 of $3 million from writing off certain liabilities as a result of the transaction. We also recognized costs during 2013 related to severance and termination benefits for certain Bass employees, which totaled $2 million.

In connection with the sale, we also guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. In certain instances, our guarantee remains in effect when an option is exercised to extend the term of the lease. We recorded an expense of $4 million during 2013 representing the estimated fair value of these guarantee obligations at the time of the sale. As of January 31, 2016, the estimated fair value of these guarantee obligations was $2 million.

Sale of Chaps Sportswear Assets

As a result of our acquisition of Warnaco, Ralph Lauren Corporation (“RLC”) reacquired on February 14, 2013 the license for Chaps men’s sportswear that Warnaco held from affiliates of RLC. In connection with this transaction, we sold all of the assets of the Chaps sportswear business during 2013, which consisted principally of inventory, to RLC for gross proceeds of $18 million.

Tommy Hilfiger India Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited. We are required to make annual contingent purchase price payments based on a percentage of sales of Tommy Hilfiger products in India in excess of an agreed upon threshold during each of five consecutive 12-month periods (extended to a sixth consecutive 12-month period if the aggregate payments for the five 12-month periods are not at least $15 million, which will be the case). Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one-year period. We made contingent purchase price payments of $600,000, $600,000 and $400,000 during 2015, 2014 and 2013, respectively. The estimated fair value of future contingent purchase price payments was $2 million as of January 31, 2016.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $51 million, $51 million and $53 million in 2015, 2014 and 2013, respectively. Based upon current exchange rates, we currently expect that such payments will be approximately $53 million in 2016.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $12 million in each of 2015, 2014 and 2013.

We currently project that cash dividends on our common stock in 2016 will be approximately $12 million based on our current dividend rate, the number of shares of our common stock outstanding as of January 31, 2016, our estimates of stock to be issued during 2016 under our stock incentive plans and our estimates of stock repurchases during 2016.

Acquisition of TH Asia

On February 2, 2016, we announced that we had entered into a definitive agreement to acquire the 55% of TH Asia, our joint venture for Tommy Hilfiger in China, that we do not already own. The purchase price for the shares is approximately $172 million, net of cash expected to be acquired of approximately $100 million, subject to adjustment. The closing, which is subject to customary conditions and regulatory approval, is expected to occur late in the first quarter or early in the second quarter of 2016.

Acquisition of Treasury Shares

Our Board of Directors authorized a $500 million three-year stock repurchase program effective June 3, 2015. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, restrictions under our debt arrangements, trading restrictions under our insider trading policy and other relevant factors. The stock repurchase program may be modified, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, by us at any time, without prior notice.

During 2015, we purchased 1,340,861 shares of our common stock in open market transactions for $126 million under the program. As of January 31, 2016, the repurchased shares were held as treasury stock and $374 million of the authorization remained available for future share repurchases. 2016 stock repurchases are anticipated to be made at a similar level to 2015.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of vested restricted stock, restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(In millions)	January 31, 2016	February 1, 2015
Short-term borrowings	$26	$8
Current portion of long-term debt	137	99
Capital lease obligations	15	18
Long-term debt	3,054	3,439
Stockholders’ equity	4,552	4,364

In addition, we had $556 million and $479 million of cash and cash equivalents as of January 31, 2016 and February 1, 2015, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has a yen-denominated overdraft facility with a Japanese bank that provides for borrowings of up to ¥1.000 billion (approximately $8 million based on exchange rates in effect on January 31, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless we give notice of termination. As of January 31, 2016, we had $8 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at January 31, 2016 was 0.43%. The maximum amount of borrowings outstanding during 2015 was equal to the maximum amount of borrowings available under this facility.

One of our European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as euro-denominated overdraft facilities, that provide for borrowings of up to €60 million (approximately $66 million based on exchange rates in effect on January 31, 2016). These facilities are used primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the year ended January 31, 2016.

One of our European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to $4 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 3.00%. As of January 31, 2016, we had $1 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at January 31, 2016 was 13.75%. The maximum amount of borrowings outstanding during 2015 was $3 million.

One of our European subsidiaries has Turkish lira-denominated short-term line of credit facilities with a number of Turkish banks that provide for borrowings of up to lira 6 million (approximately $2 million based on exchange rates in effect on January 31, 2016) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at the Turkish overnight lending rate plus 4.00%. There were no borrowings outstanding under these facilities as of or during the year ended January 31, 2016.

One of our Mexican subsidiaries has peso-denominated short-term line of credit facilities with a number of banks at various interest rates that provide for borrowings of up to ₱280 million (approximately $15 million based on exchange rates in effect on January 31, 2016) and are utilized primarily to fund working capital needs. As of January 31, 2016, we had $8 million of borrowings outstanding under these facilities. The weighted average interest rate on the funds borrowed at January 31, 2016 was 4.57%.  The maximum amount of borrowings outstanding during the year ended January 31, 2016 was $15 million.

One of our Mexican subsidiaries has a peso-denominated short-term revolving credit facility with a Mexican bank that provides for borrowings up to ₱161 million (approximately $9 million based on exchange rates in effect on January 31, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Interbank Equilibrium Interest Rate plus 0.90%. As of January 31, 2016, we had $9 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at January 31, 2016 was 4.51%. The maximum amount of borrowings outstanding during 2015 was equal to the maximum amount of borrowings available under this facility.

One of our Asian subsidiaries has a United States dollar-denominated short-term revolving credit facility with a bank that provides for borrowings up to $10 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the one-month London interbank borrowing rate (“LIBOR”) plus 1.50%. At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the bank. There were no borrowings outstanding under this facility as of or during the year ended January 31, 2016.

One of our Latin American subsidiaries has Brazilian real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$83 million (approximately $20 million based on exchange rates in effect on January 31, 2016) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the year ended January 31, 2016.

We also have the ability to draw revolving borrowings under our senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. There were no borrowings outstanding under these facilities as of January 31, 2016. The maximum amount of revolving borrowings outstanding under these facilities during 2015 was $151 million.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $8 million, $9 million and $10 million in 2015, 2014 and 2013, respectively.

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

In connection with the Warnaco acquisition, we modified and extinguished the 2011 facilities and repaid all outstanding borrowings thereunder, as discussed in the following section.

2013 Senior Secured Credit Facilities

On February 13, 2013, simultaneously with and related to the closing of the Warnaco acquisition, we entered into senior secured credit facilities (the “2013 facilities”), the proceeds of which were used to fund a portion of the acquisition, repay all outstanding borrowings under the 2011 facilities and repay all of Warnaco’s previously outstanding long-term debt. The 2013 facilities consisted of a $1.700 billion United States dollar-denominated Term Loan A facility (recorded net of an original issue discount of $7 million as of the acquisition date), a $1.375 billion United States dollar-denominated Term Loan B facility (recorded net of an original issue discount of $7 million as of the acquisition date) and senior secured revolving credit facilities in an aggregate principal amount of $750 million (based on the applicable exchange rates on February 13, 2013), consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million Euro-denominated revolving credit facility available in euro, pounds sterling, Japanese yen or Swiss francs. In connection with entering into the 2013 facilities and repaying all outstanding borrowings under the 2011 facilities and all of Warnaco’s previously outstanding long-term debt, we paid debt issuance costs of $67 million (of which $35 million was expensed as debt modification and extinguishment costs and $33 million was being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $6 million to write-off previously capitalized debt issuance costs.

We made payments of $500 million on our term loans under the 2013 facilities during 2013.

On March 21, 2014, we amended and restated the 2013 facilities, as discussed in the following section.

2014 Senior Secured Credit Facilities

On March 21, 2014 (the “Restatement Date”), we entered into an amendment (the “Amendment”) to the 2013 facilities (as amended by the Amendment, the “2014 facilities”). The Amendment provided for an additional $350 million principal amount of loans under the Term Loan A facility and an additional $250 million principal amount of loans under the Term Loan B facility and extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2018 to February 13, 2019. The maturity of the Term Loan B facility remains at February 13, 2020. On the Restatement Date, we borrowed the additional principal amounts described above and used the proceeds to redeem all of our outstanding 7 3/8% senior notes, as discussed below in the section entitled “7 3/8% Senior Notes Due 2020.” In connection with entering into the Amendment, we paid debt issuance costs of $13 million (of which $8 million was expensed as debt modification and extinguishment costs and $5 million is being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $3 million to write-off previously capitalized debt issuance costs.

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

The revolving credit facilities also include amounts available for letters of credit. As of January 31, 2016, we had no outstanding revolving credit borrowings and $28 million of outstanding letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1.350 billion plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During 2015 and 2014, we made payments of $350 million and $425 million, respectively, on our term loans under the 2014 facilities. As of January 31, 2016, we had total term loans outstanding of $2.391 billion, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, we are not required to make any additional scheduled mandatory payments under Term Loan B prior to maturity.

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

The outstanding borrowings under the 2014 facilities are prepayable at any time without penalty (other than customary breakage costs). The terms of the 2014 facilities require us to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions, and (c) a percentage of excess cash flow that exceeds the voluntary debt payments we have made during the applicable year, which percentage is based upon our net leverage ratio during the relevant fiscal period.

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

The Canadian dollar-denominated borrowings under the 2014 facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the Amendment.

The borrowings under the 2014 facilities in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the Amendment.

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.50% for adjusted Eurocurrency rate loans and 0.50% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to each of our fiscal quarters, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon our net leverage ratio.

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

During the second quarter of 2014, we entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514 million of our variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Such agreement remains outstanding with a notional amount of $744 million as of January 31, 2016. Under the terms of this agreement, the one-month LIBOR that we will pay is capped at a rate of 1.50%. Therefore, the maximum amount of interest that we will pay on the then-outstanding notional amount will be at the 1.50% capped rate, plus the current applicable margin. The agreement expired on February 17, 2016.

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

During the second quarter of 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation under our previously outstanding 2013 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $578 million as of January 31, 2016, and is now converting a portion of our variable rate debt obligation under the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a fixed rate of 0.604%, plus the current applicable margin.

In addition, we entered into an interest rate swap agreement for a three-year term commencing on June 6, 2011. The agreement was designed with the intended effect of converting an initial notional amount of $632 million of our variable rate debt obligation under our previously outstanding 2011 facilities, or any replacement facility with similar terms, to fixed rate debt. The agreement expired on June 6, 2014.

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

As of January 31, 2016, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of January 31, 2016, our corporate credit was rated Ba1 by Moody’s with a stable outlook and our issuer credit was rated BB+ by Standard & Poor’s with a stable outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Contractual Obligations

The following table summarizes, as of January 31, 2016, our contractual cash obligations by future period:

	Payments Due by Period
Description	Total Obligations	2016	2017-2018	2019-2020	Thereafter
(In millions)
Long-term debt(1)	$3,199	$137	$385	$1,877	$800
Interest payments on long-term debt	483	106	188	103	86
Short-term borrowings	26	26
Operating and capital leases(2)	2,260	441	708	503	608
Inventory purchase commitments(3)	996	996
Minimum contractual royalty payments(4)	55	20	21	10	4
Non-qualified supplemental defined benefit plans(5)	14	2	3	2	7
Sponsorship and model payments(6)	19	10	7	2
Total contractual cash obligations	$7,052	$1,738	$1,312	$2,497	$1,505
______________________

(1)
At January 31, 2016, we had outstanding $1.812 billion under a senior secured Term Loan A facility and $587 million under a senior secured Term Loan B facility, which require mandatory payments through February 13, 2020 (according to the mandatory repayment schedules), $700 million of 4 1/2% senior unsecured notes due December 15, 2022 and $100 million of 7 3/4% debentures due November 15, 2023.

(2)
Includes retail store, warehouse, showroom, office and equipment operating leases, as well as capital leases. Retail store operating leases generally provide for payment of direct operating costs in addition to rent. The obligation amounts listed include future minimum lease payments and exclude such direct operating costs. Please see Note 16, “Leases,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

(3)
Represents contractual commitments that are enforceable and legally binding for goods on order and not received or paid for as of January 31, 2016. Inventory purchase commitments also include fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. Substantially all of these goods are expected to be received and the related payments are expected to be made within six months of our year end. This amount does not include foreign currency exchange forward contracts that we have entered into to manage our exposure to exchange rate changes with respect to certain of these purchases. Please see Note 10, “Derivative Financial Instruments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.

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

(6)
Represents payment obligations for sponsorships. We have agreements relating to our sponsorship of the Barclays Center, the Brooklyn Nets and certain other professional sports teams and athletes and other similar sponsorships, as well as agreements with models and stylists.

Not included in the above table are contingent purchase price payments we are obligated to pay Mr. Calvin Klein based on 1.15% of total worldwide net sales, as defined in the agreement (as amended) governing the Calvin Klein acquisition, of products bearing any of the Calvin Klein brands. Such payments are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $51 million, $51 million and $53 million in 2015, 2014 and 2013, respectively.

Not included in the above table are contingent purchase price payments we are obligated to pay GVM International Limited into 2016 (extended to 2017 if the aggregate payments made to date are not at least $15 million, which will be the case) based on a percentage of sales of Tommy Hilfiger products in India in excess of an agreed upon threshold. Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one-year period. We made contingent purchase price payments of approximately $600,000, $600,000 and $400,000 during 2015, 2014, and 2013, respectively. The estimated fair value of future contingent purchase price payments was $2 million as of January 31, 2016.

Not included in the above table are contributions to our qualified defined benefit pension plans, or payments to employees and retirees in connection with our unfunded supplemental executive retirement, supplemental pension and postretirement health plans. Contractual cash obligations for these plans cannot be determined due to the number of assumptions required to estimate our future benefit obligations, including return on assets, discount rate and future compensation increases. The liabilities associated with these plans are presented in Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. We currently estimate that we will make contributions of approximately $6 million to our pension plans in 2016. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Not included in the above table are $242 million of net potential cash obligations associated with uncertain tax positions due to the uncertainty regarding the future cash outflows associated with such obligations. Please see Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to uncertain tax positions.

Not included in the above table are $18 million of asset retirement obligations related to leased office and retail store locations due to the uncertainty of timing of future cash outflows associated with such obligations. Please see Note 22, “Other Comments,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for further information related to asset retirement obligations.

Not included in the above table are obligations related to our non-exclusive buying agency agreement with Li & Fung due to uncertainty of the timing and amounts of future cash outflows associated with such obligations. Under the terms of the agreement, we are required to use Li & Fung for at least 54% of our global sourcing needs for Tommy Hilfiger products, or otherwise pay a penalty. The buying agency agreement with Li & Fung is terminable by us upon 12 months’ prior notice for any reason, and is terminable by either party (i) upon six months’ prior notice in the event of a material breach by the other party and (ii) immediately upon the occurrence of certain bankruptcy or insolvency events relating to the other party.

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

MARKET RISK

Financial instruments held by us as of January 31, 2016 include cash and cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap and interest rate cap agreements. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report outlines the fair value of our financial instruments as of January 31, 2016. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at January 31, 2016, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $600,000 annually. Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap and interest rate cap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of January 31, 2016, after taking into account the effect of our interest rate swap and interest rate cap agreements that were in effect at such date, approximately 70% of our long-term debt was at a fixed or capped interest rate, with the remainder at uncapped variable interest rates. Given our debt position at January 31, 2016, the effect of a 10 basis point change in interest rates on our interest expense would be approximately $1 million annually. Such amount excludes any impact from our United States dollar-denominated Term Loan B facility, which would currently not be impacted by a 10 basis point change in interest rates due to its adjusted Eurocurrency rate floor of 0.75%. Please see Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion of our credit facilities and interest rate swap and interest rate cap agreements.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components, but those components are not significant to the business. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results, as our operating results in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, the impact of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar, the Mexican peso, the Indian rupee, the Russian ruble and the Chinese yuan renminbi, will have a negative impact on our reported results of operations. We expect reductions in revenue and net income in 2016 due to the foreign exchange translation impact of approximately $100 million and $20 million, respectively, based on current exchange rates.

The transaction impact on financial results is common for apparel companies operating outside the United States that purchase goods in United States dollars, as is the case with most of our foreign operations. As with translation, during times of a strengthening United States dollar, our results of operations will be negatively impacted from these transactions as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold. We also have exposure to changes in foreign currency exchange rates related to certain intercompany loans. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks. We expect a reduction in net income in 2016 due to the foreign exchange transaction impact of approximately $110 million, based on current exchange rates.

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 0.25% increase or decrease in the assumed discount rate would decrease or increase, respectively, 2016 net pension expense by approximately $29 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

The FASB issued in November 2015 an update to accounting guidance to simplify the presentation of deferred income taxes. The guidance requires an entity to classify all deferred tax liabilities and assets as noncurrent in the balance sheet. This guidance may be applied either prospectively or retrospectively and early adoption is permitted. We elected to early adopt this guidance during the fourth quarter of 2015 and applied it retrospectively, which resulted in decreases to other current assets of $115 million, accrued expenses of $1 million and other liabilities of $106 million as of February 1, 2015 and an increase to other assets of $8 million as of February 1, 2015.

The FASB issued in April 2014 guidance that revises the criteria for reporting discontinued operations. The guidance requires that a disposal of a component of an entity or group of components of an entity be reported as discontinued operations if such disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance also requires additional disclosures for both discontinued operations and disposals of significant components of an entity that do not qualify as discontinued operations. This guidance became effective for us in the first quarter of 2015. The adoption did not have any impact on our consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of January 31, 2016

The FASB issued in May 2014 guidance that supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB approved a one year delay to the required adoption date of the standard, which makes it effective for us no later than the first quarter of 2018, with adoption in 2017 permitted. The new standard is required to be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. We have not yet selected a transition method and are currently evaluating the standard to determine the impact of adoption on our consolidated financial statements.

The FASB issued in June 2014 guidance to clarify accounting for stock-based compensation awards by requiring that a performance target that affects vesting and that can be met after the requisite service period be treated as a performance condition. This guidance will be effective for us in the first quarter of 2016. The adoption is not expected to have any impact on our consolidated financial statements.

The FASB issued in August 2014 guidance that requires an entity’s management to evaluate the entity’s ability to continue as a going concern on an interim and annual basis and requires additional disclosures if conditions give rise to substantial doubt. This guidance will be effective for us in the fiscal year ending January 29, 2017. The adoption is not expected to have any impact on our consolidated financial statements.

The FASB issued in April 2015 an update to accounting guidance related to debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance will be effective for us in the first quarter of 2016, with early adoption permitted. Retrospective application of the new guidance is required. Had we early adopted this guidance, other current assets would have been lower by $8 million, $8 million and $12 million as of January 31, 2016, February 1, 2015 and February 2, 2014, respectively, and other assets would have been lower by $14 million, $20 million and $38 million as of January 31, 2016, February 1, 2015 and February 2, 2014, respectively, both with corresponding decreases in debt.

The FASB issued in April 2015 an update to accounting guidance related to retirement benefits. This guidance provides a practical expedient which allows a company with fiscal years that do not fall on a calendar month-end to measure defined benefit plan assets and obligations using the month end that is closest to the company’s fiscal year end. If elected, this guidance should be applied consistently from year to year for all plans. This guidance will be effective for us in the first quarter of 2016. Prospective application is required. We do not anticipate changing our measurement date under this guidance.

The FASB issued in July 2015 an update to accounting guidance to simplify the measurement of inventory. Currently, all inventory is measured at the lower of cost or market. The new guidance requires an entity to measure inventory within the scope of the guidance at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The new guidance does not apply to inventory measured using last-in, first-out or the retail inventory methods. This guidance will be effective for us in the first quarter of 2017, with early adoption permitted. Prospective application is required. We are currently evaluating the standard to determine the impact of the adoption on our consolidated financial statements.

The FASB issued in September 2015 an update to accounting guidance to simplify the accounting for business combinations. The guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The updated guidance eliminates the requirement to retrospectively account for these adjustments and restate prior period financial statements. The guidance will be effective for us in the first quarter of 2016. Prospective application is required. The adoption will have an impact on our consolidated financial statements if we are the acquirer in a business combination that includes measurement-period adjustments.

The FASB issued in January 2016 an update to accounting guidance for the recognition and measurement of financial instruments. The new guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. The guidance will be effective for us in the first quarter of 2018 with limited early application permitted. The adoption is not expected to have a material impact on our consolidated financial statements.

The FASB issued in February 2016 a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g., commissions). The new standard will be effective for us in the first quarter of 2019 with early application permitted. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. We are currently evaluating the standard to determine the impact of the adoption on our consolidated financial statements.

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

Inventories—Inventories are comprised principally of finished goods and are stated at the lower of cost or market. Cost for principally all wholesale inventories in North America and certain wholesale and retail inventories in Asia and Latin America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. We review current business trends, inventory agings and discontinued merchandise categories to determine adjustments which we estimate will be needed to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. We believe that all inventory writedowns required at January 31, 2016 have been recorded. If market conditions were to change, it is possible that the required level of inventory reserves would need to be adjusted.

Asset impairments—During 2015, 2014 and 2013, we determined that the long-lived assets in certain of our retail stores and other locations were not recoverable, which resulted in us recording impairment charges. In order to calculate the impairment charges, we estimated the undiscounted future cash flows and the related fair value of each asset. The undiscounted future cash flows for each asset were estimated using current sales trends and other factors. If different assumptions had been used for future sales trends, the recorded impairment charges could have been significantly higher or lower. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Item 8 of this report includes a further discussion of the circumstances surrounding the impairments and the assumptions related to the impairment charges.

Allowance for doubtful accounts—Trade receivables, as presented in our Consolidated Balance Sheets, are net of an allowance for doubtful accounts. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial condition of our customers and an evaluation of economic conditions. Because we cannot predict future changes in economic conditions and in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and could impact our allowance for doubtful accounts.

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

Goodwill and other intangible assets—Goodwill and other indefinite-lived intangible assets are tested for impairment annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate it is more likely than not that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar economic characteristics.

Authoritative accounting guidance allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for goodwill and other indefinite-lived intangible assets. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit or indefinite-lived intangible assets. Qualitative factors that we consider as part of our assessment include a comparison of the most recent valuation to reporting unit carrying amounts, change in our market capitalization and its implied impact on reporting unit fair value, industry and market conditions, macroeconomic conditions, trends in product costs and financial performance of our businesses. If we perform the quantitative test for any reporting units or indefinite-lived intangible assets, we generally use a discounted cash flow method to estimate fair value. The discounted cash flow method is based on the present value of projected cash flows. Assumptions used in these cash flow projections are generally consistent with our internal forecasts. The estimated cash flows are discounted using a rate that represents the weighted average cost of capital. The weighted average cost of capital is based on a number of variables, including the equity-risk premium and risk-free interest rate. Management believes the assumptions used for the impairment tests are consistent with those that would be utilized by a market participant performing similar analyses and valuations. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potential impairment charge if we are unable to recover the carrying value of our goodwill and other intangible assets.

For the 2015 annual goodwill impairment test and certain indefinite-lived intangible assets impairment tests, we elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis using a discounted cash flow method to estimate fair value. Under the quantitative goodwill impairment test, the estimated fair value of our reporting units is reconciled to our market capitalization. Our annual goodwill impairment test during 2015 yielded estimated fair values in excess of the carrying amounts for all of our reporting units, with a minimum excess fair value of 17%. No impairment of other indefinite-lived intangible assets resulted from our annual impairment tests.

If different assumptions for our goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There can be no assurance that the estimates and assumptions used in our goodwill and indefinite-lived intangible assets impairment testing performed as of the beginning of the third quarter of 2015 will prove to be accurate predictions of the future. For example, if general macroeconomic conditions deteriorate or otherwise vary from current assumptions (including changes in the weighted average cost of capital), industry or market conditions deteriorate, business conditions or strategies for a specific reporting unit change from current assumptions, including cost increases or loss of major customers, our businesses do not perform as projected, or there is an extended period of a significant decline in our stock price, this could be an indicator that the excess fair value of our reporting units could be lessened and the chance of an impairment of goodwill could be raised.

During the fourth quarter of 2014, we announced our plan to exit the Izod retail business in 2015 (which was completed in the third quarter of 2015). The decision to exit this business was a triggering event that indicated that the amount of goodwill allocated to our Heritage Brands Retail reporting unit could be impaired, prompting the need for us to perform a goodwill impairment test for this reporting unit. As a result of this interim test in 2014, the goodwill allocated to the Heritage Brands Retail reporting unit was determined to be impaired and an impairment charge of $12 million was recorded.

Pension benefits—Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. During 2014, we revised the mortality assumptions used to determine the benefit obligations of our pension plans considering future mortality improvements based on recently published actuarial tables. The improvement in life expectancy increased our benefit obligations and future expense as benefit payments are expected to be paid over an extended period of time. Note 12, “Retirement and Benefit Plans,” in the Notes to Consolidated Financial Statements included in Item 8 of this report sets forth certain significant rate assumptions used in performing calculations related to our pension plans. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 1% increase or decrease in the assumed rate of return on assets would decrease or increase, respectively, 2016 net benefit cost by approximately $6 million. Likewise, a 0.25% increase or decrease in the assumed discount rate would decrease or increase, respectively, 2016 net periodic pension expense by approximately $29 million. Actuarial gains and losses are recognized in our operating results in the year in which they occur. These gains and losses are measured at least annually at the end of our fiscal year and, as such, are generally recorded during the fourth quarter of each year.

Stock-based compensation—Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We use the Black-Scholes-Merton option pricing model to determine the fair value of our stock options. This model uses assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. The fair value of restricted stock units and restricted stock is determined based on the quoted price of our common stock on the date of grant. The fair value of our stock options, restricted stock units and restricted stock is recognized as expense over the service period, net of estimated forfeitures. The fair value of contingently issuable performance shares that are not based on market conditions is based on the quoted price of our common stock on the date of grant, reduced for the present value of any dividends expected to be paid on our common stock during the performance cycle, as the contingently issuable performance shares do not accrue dividends prior to the completion of the performance cycle. We record expense for contingently issuable performance shares that are not based on market conditions based on our current expectations of the probable number of shares that will ultimately be issued. The fair value of contingently issuable performance shares that are subject to market conditions is established using a Monte Carlo simulation model. We record expense for the awards that are subject to market conditions ratably over the vesting period, net of estimated forfeitures, regardless of whether the market condition is satisfied. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results and future estimates may differ substantially from our current estimates.

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

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and our independent registered public accounting firm’s audit report on our assessment of our internal control over financial reporting can be found on pages F-58 and F-59.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Directors of the Registrant is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2016. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2016. Information with respect to our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report. Information with respect to the procedure by which security holders may recommend nominees to our Board of Directors and with respect to our Audit Committee, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2016.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Transactions with Related Persons,” “Election of Directors” and “Director Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2016.

Item 14. Principal Accounting Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Auditor” in our proxy statement for the Annual Meeting of Stockholders to be held on June 16, 2016.

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

*10.13
PVH Corp. 2006 Stock Incentive Plan, as amended and restated effective April 26, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 25, 2012); PVH Corp. 2006 Stock Incentive Plan, as amended and restated effective May 7, 2014 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended August 3, 2014); PVH Corp. 2006 Stock Incentive Plan, as amended and restated effective April 30, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 22, 2015).

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

*10.24
Employment Agreement, dated as of May 6, 2010, between Tommy Hilfiger Group, B.V. and Fred Gehring (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2011); Addendum to Employment Agreement, dated as of December 31, 2010, between Tommy Hilfiger Group, B.V. and Fred Gehring (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2011); Amended and Restated Employment Agreement, dated as of July 23, 2013, between PVH B.V. and Fred Gehring (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended August 4, 2013); Amendment to Amended and Restated Employment Agreement, dated as of December 23, 2013, between PVH B.V. and Fred Gehring (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2014); Second Amendment to Amended and Restated Employment Agreement, dated as of May 23, 2014, between PVH B.V. and Fred Gehring (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 5, 2014); Third Amendment to Amended and Restated Employment Agreement, dated as of July 31, 2015, between PVH B.V. and Fred Gehring (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended August 2, 2015).

*10.25
Second Amended and Restated Employment Agreement, dated as of December 16, 2008, between Phillips-Van Heusen Corporation and Steven B. Shiffman (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2015); First Amendment to Second Amended and Restated Employment Agreement, dated as of March 31, 2011, between Phillips-Van Heusen Corporation and Steven B. Shiffman (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2015); Second Amendment to Second Amended and Restated Employment Agreement, dated as of June 1, 2013, between PVH Corp. and Steven B. Shiffman (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2015).

*10.26
Employment Contract, dated as of April 22, 2004, between Tommy Hilfiger Europe B.V. and Daniel Grieder (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2015); Addendum to Contract of Employment, dated as of July 8, 2004, between Tommy Hilfiger Europe B.V. and Daniel Grieder (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2015).

+ *10.27	Non-Competition and Non-Solicitation Agreement, dated as of March 10, 2010, between Phillips-Van Heusen Corporation, Tommy Hilfiger Europe and Daniel Grieder.
+ *10.28	European Management Term Sheet, dated as of March 10, 2010, between Phillips-Van Heusen Corporation, Tommy Hilfiger Europe and Daniel Grieder.

+21	PVH Corp. Subsidiaries.

+23	Consent of Independent Registered Public Accounting Firm.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

+	Filed or furnished herewith.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

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

Dated: March 25, 2016

PVH CORP.

By:	/s/ EMANUEL CHIRICO
Emanuel Chirico
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL CHIRICO	Chairman and Chief Executive Officer	March 25, 2016
Emanuel Chirico	(Principal Executive Officer)

/s/ MICHAEL SHAFFER	Executive Vice President and Chief Operating &	March 25, 2016
Michael Shaffer	Financial Officer (Principal Financial Officer)

/s/ JAMES W. HOLMES	Senior Vice President and Controller	March 25, 2016
James W. Holmes	(Chief Accounting Officer)

/s/ MARY BAGLIVO	Director	March 25, 2016
Mary Baglivo

/s/ BRENT CALLINICOS	Director	March 25, 2016
Brent Callinicos

/s/ JUAN FIGUEREO	Director	March 25, 2016
Juan Figuereo

/s/ JOSEPH B. FULLER	Director	March 25, 2016
Joseph B. Fuller

/s/ V. JAMES MARINO	Director	March 25, 2016
V. James Marino

/s/ GERALDINE (PENNY) MCINTYRE	Director	March 25, 2016
Geraldine (Penny) McIntyre

/s/ HENRY NASELLA	Director	March 25, 2016
Henry Nasella

/s/ EDWARD ROSENFELD	Director	March 25, 2016
Edward Rosenfeld

/s/ CRAIG RYDIN	Director	March 25, 2016
Craig Rydin

Exhibit Index

10.27	Non-Competition and Non-Solicitation Agreement, dated as of March 10, 2010, between Phillips-Van Heusen Corporation, Tommy Hilfiger Europe and Daniel Grieder.

10.28	European Management Term Sheet, dated as of March 10, 2010, between Phillips-Van Heusen Corporation, Tommy Hilfiger Europe and Daniel Grieder.

21	PVH Corp. Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

FORM 10-K-ITEM 15(a)(1) and 15(a)(2)

PVH CORP.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) The following consolidated financial statements and supplementary data are included in Item 8 of this report:

Consolidated Income Statements—Years Ended January 31, 2016, February 1, 2015 and February 2, 2014	F-2

Consolidated Statements of Comprehensive Income (Loss)—Years Ended January 31, 2016, February 1, 2015 and February 2, 2014	F-3

Consolidated Balance Sheets—January 31, 2016 and February 1, 2015	F-4

Consolidated Statements of Cash Flows—Years Ended January 31, 2016, February 1, 2015 and February 2, 2014	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Non-Controlling Interest—Years Ended January 31, 2016, February 1, 2015 and February 2, 2014	F-6

Notes to Consolidated Financial Statements	F-7

Selected Quarterly Financial Data - Unaudited	F-56

Management’s Report on Internal Control Over Financial Reporting	F-58

Reports of Independent Registered Public Accounting Firm	F-59

Five Year Financial Summary	F-61

15(a)(2) The following consolidated financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	F-63

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PVH CORP.

CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	2015	2014	2013
Net sales	$7,605.5	$7,849.1	$7,806.2
Royalty revenue	324.8	300.5	290.7
Advertising and other revenue	90.0	91.6	89.5
Total revenue	8,020.3	8,241.2	8,186.4
Cost of goods sold (exclusive of depreciation and amortization)	3,858.7	3,914.5	3,967.1
Gross profit	4,161.6	4,326.7	4,219.3
Selling, general and administrative expenses	3,417.7	3,713.6	3,673.5
Debt modification and extinguishment costs	—	93.1	40.4
Equity in net income of unconsolidated affiliates	16.6	9.9	8.0
Income before interest and taxes	760.5	529.9	513.4
Interest expense	117.0	143.5	192.2
Interest income	4.0	5.0	7.5
Income before taxes	647.5	391.4	328.7
Income tax expense (benefit)	75.1	(47.5)	185.3
Net income	572.4	438.9	143.4
Less: Net loss attributable to redeemable non-controlling interest	—	(0.1)	(0.1)
Net income attributable to PVH Corp.	$572.4	$439.0	$143.5
Basic net income per common share attributable to PVH Corp.	$6.95	$5.33	$1.77
Diluted net income per common share attributable to PVH Corp.	$6.89	$5.27	$1.74

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	2015	2014	2013
Net income	$572.4	$438.9	$143.4
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax benefit of $(0.4), $(1.7) and $(0.1)	(234.3)	(545.7)	(105.5)
Amortization of prior service credit related to pension and postretirement plans, net of tax benefit of $(0.2), $(0.3) and $(0.3)	(0.3)	(0.6)	(0.6)
Net unrealized and realized (loss) gain on effective hedges, net of tax (benefit) expense of $(8.4), $5.6 and $(0.3)	(53.1)	88.1	6.5
Total other comprehensive loss	(287.7)	(458.2)	(99.6)
Comprehensive income (loss)	284.7	(19.3)	43.8
Less: Comprehensive income (loss) attributable to redeemable non-controlling interest	—	0.5	(2.1)
Total comprehensive income (loss) attributable to PVH Corp.	$284.7	$(19.8)	$45.9

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	January 31, 2016	February 1, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$556.4	$479.3
Trade receivables, net of allowances for doubtful accounts of $18.1 and $19.0	657.2	705.7
Other receivables	28.7	37.5
Inventories, net	1,322.3	1,257.3
Prepaid expenses	158.5	141.1
Other	89.5	164.9
Total Current Assets	2,812.6	2,785.8
Property, Plant and Equipment, net	744.6	725.7
Goodwill	3,219.3	3,259.1
Tradenames	2,802.6	2,833.4
Other Intangibles, net	843.8	948.2
Other Assets, including deferred taxes of $12.2 and $15.6	273.5	272.7
Total Assets	$10,696.4	$10,824.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$636.1	$565.3
Accrued expenses	696.3	723.8
Deferred revenue	32.3	31.2
Short-term borrowings	25.9	8.5
Current portion of long-term debt	136.6	99.3
Total Current Liabilities	1,527.2	1,428.1
Long-Term Debt	3,054.3	3,438.7
Other Liabilities, including deferred taxes of $836.4 and $897.9	1,562.6	1,593.8
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 83,545,818 and 83,116,062 shares issued	83.5	83.1
Additional paid in capital – common stock	2,822.5	2,768.7
Retained earnings	2,561.2	2,001.3
Accumulated other comprehensive loss	(704.2)	(416.5)
Less: 2,057,850 and 603,482 shares of common stock held in treasury, at cost	(210.7)	(72.3)
Total Stockholders’ Equity	4,552.3	4,364.3
Total Liabilities and Stockholders’ Equity	$10,696.4	$10,824.9

See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2015	2014	2013
OPERATING ACTIVITIES
Net income	$572.4	$438.9	$143.4
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	257.4	244.7	313.6
Equity in net income of unconsolidated affiliates	(16.6)	(9.9)	(8.0)
Deferred taxes	(8.7)	(31.0)	(62.2)
Stock-based compensation expense	42.0	48.7	58.0
Impairment of long-lived assets	11.4	17.8	8.8
Actuarial (gain) loss on retirement and benefit plans	(20.2)	138.9	(52.5)
Debt modification and extinguishment costs	—	93.1	40.4
Net gain on deconsolidation of subsidiaries and joint venture	—	(8.0)	—
Impairment of goodwill	—	11.9	—
Write-down of assets related to sale of Bass	—	—	16.0
Gain on amendment of contract	—	—	(24.3)
Changes in operating assets and liabilities:
Trade receivables, net	33.2	(17.4)	(31.7)
Inventories, net	(96.2)	(71.7)	(44.3)
Accounts payable, accrued expenses and deferred revenue	58.6	(41.7)	(41.2)
Prepaid expenses	(21.3)	(12.6)	52.4
Employer pension contributions	(1.5)	(2.7)	(60.0)
Other, net	89.1	(9.9)	103.5
Net cash provided by operating activities	899.6	789.1	411.9
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	—	(13.5)	(1,821.3)
Cash received for sale of Bass	—	—	49.2
Cash received for sale of Chaps sportswear assets	—	—	18.3
Purchases of property, plant and equipment	(263.8)	(255.8)	(237.1)
Contingent purchase price payments	(51.3)	(51.7)	(53.2)
Change in restricted cash	20.2	(10.5)	(9.7)
Investments in unconsolidated affiliates	(26.6)	(26.2)	(3.5)
Net cash used by investing activities	(321.5)	(357.7)	(2,057.3)
FINANCING ACTIVITIES(1)
Net proceeds from (payments on) short-term borrowings	17.4	0.2	(31.0)
Repayment of 2011 facilities	—	—	(900.0)
Redemption of 7 3/8% senior notes, including make whole premium	—	(667.6)	—
Repayment of Warnaco’s previously outstanding debt	—	—	(197.0)
Proceeds from 2014/2013 facilities, net of related fees	—	586.7	2,993.4
Repayment of 2014/2013 facilities	(350.0)	(425.5)	(500.2)
Payment of fees associated with issuance of senior notes	—	—	(16.3)
Net proceeds from settlement of awards under stock plans	7.4	13.0	51.6
Excess tax benefits from awards under stock plans	5.5	11.0	37.6
Cash dividends	(12.5)	(12.5)	(12.3)
Acquisition of treasury shares	(138.4)	(11.1)	(61.5)
Payments of capital lease obligations	(7.8)	(8.7)	(9.5)
Net cash (used) provided by financing activities	(478.4)	(514.5)	1,354.8
Effect of exchange rate changes on cash and cash equivalents	(22.6)	(30.8)	(8.4)
Increase (decrease) in cash and cash equivalents	77.1	(113.9)	(299.0)
Cash and cash equivalents at beginning of year	479.3	593.2	892.2
Cash and cash equivalents at end of year	$556.4	$479.3	$593.2

(1) See Note 19 for information on noncash investing and financing transactions.
See notes to consolidated financial statements.

PVH CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(In millions, except share and per share data)

		Stockholders’ Equity
			Common Stock		Additional Paid In Capital- Common Stock		Accumulated Other Comprehensive (Loss) Income		Total Stockholders’ Equity
	Redeemable Non-Controlling Interest	Preferred Stock	Shares	$1 par Value		Retained Earnings		Treasury Stock
February 3, 2013		$—	73,324,491	$73.3	$1,623.7	$1,445.7	$139.9	$(30.0)	$3,252.6
Net income attributable to PVH Corp.						143.5			143.5
Amortization of prior service credit related to pension and postretirement plans, net of tax benefit of $(0.3)							(0.6)		(0.6)
Foreign currency translation adjustments, net of tax benefit of $(0.1)							(103.5)		(103.5)
Net unrealized and realized gain on effective hedges, net of tax benefit of $(0.3)							6.5		6.5
Total comprehensive income attributable to PVH Corp.									45.9
Issuance of common stock in connection with the acquisition of Warnaco, including 415,872 treasury shares			7,257,537	7.3	888.9			30.3	926.5
Warnaco employee replacement stock awards included in acquisition consideration					39.8				39.8
Settlement of awards under stock plans			2,097,546	2.1	49.5				51.6
Tax benefits from awards under stock plans					36.7				36.7
Stock-based compensation expense					58.0				58.0
Cash dividends						(12.3)			(12.3)
Acquisition of 514,978 treasury shares								(61.5)	(61.5)
Acquisition date fair value of redeemable non-controlling interest	$5.6
Net loss attributable to redeemable non-controlling interest	(0.1)
Foreign currency translation adjustments attributable to redeemable non-controlling interest	(2.0)
Adjustment to initial fair value of redeemable non-controlling interest	2.1					(2.1)			(2.1)
February 2, 2014	5.6	—	82,679,574	82.7	2,696.6	1,574.8	42.3	(61.2)	4,335.2
Net income attributable to PVH Corp.						439.0			439.0
Amortization of prior service credit related to pension and postretirement plans, net of tax benefit of $(0.3)							(0.6)		(0.6)
Foreign currency translation adjustments, net of tax benefit of $(1.7)							(546.3)		(546.3)
Net unrealized and realized gain on effective hedges, net of tax expense of $5.6							88.1		88.1
Total comprehensive loss attributable to PVH Corp.									(19.8)
Settlement of awards under stock plans			436,488	0.4	12.6				13.0
Tax benefits from awards under stock plans					10.8				10.8
Stock-based compensation expense					48.7				48.7
Cash dividends						(12.5)			(12.5)
Acquisition of 90,780 treasury shares								(11.1)	(11.1)
Net loss attributable to redeemable non-controlling interest	(0.1)
Foreign currency translation adjustments attributable to redeemable non-controlling interest	0.6
Deconsolidation of CK India and elimination of related non-controlling interest	(6.1)
February 1, 2015	—	—	83,116,062	83.1	2,768.7	2,001.3	(416.5)	(72.3)	4,364.3
Net income attributable to PVH Corp.						572.4			572.4
Amortization of prior service credit related to pension and postretirement plans, net of tax benefit of $(0.2)							(0.3)		(0.3)
Foreign currency translation adjustments, net of tax benefit of $(0.4)							(234.3)		(234.3)
Net unrealized and realized loss on effective hedges, net of tax benefit of $(8.4)							(53.1)		(53.1)
Total comprehensive income attributable to PVH Corp.									284.7
Settlement of awards under stock plans			429,756	0.4	7.0				7.4
Tax benefits from awards under stock plans					4.8				4.8
Stock-based compensation expense					42.0				42.0
Cash dividends						(12.5)			(12.5)
Acquisition of 1,454,368 treasury shares								(138.4)	(138.4)
January 31, 2016	$—	$—	83,545,818	$83.5	$2,822.5	$2,561.2	$(704.2)	$(210.7)	$4,552.3
See notes to consolidated financial statements.

PVH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s, Olga and Eagle, which are owned, and Speedo, Geoffrey Beene, Kenneth Cole New York, Kenneth Cole Reaction, Sean John, MICHAEL Michael Kors, Michael Kors Collection and Chaps, which are licensed, as well as various other licensed and private label brands. In addition, through the end of the third quarter of 2013, the Company owned and operated businesses under the G.H. Bass & Co. and Bass trademarks. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, intimate apparel, swim products and, to a lesser extent, handbags, footwear and other related products and licenses its owned brands over a broad range of products.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. Please see Note 6, “Investments in Unconsolidated Affiliates,” for a further discussion. The Company acquired as part of the acquisition of The Warnaco Group, Inc. (“Warnaco”) a majority interest in a joint venture in India (Premium Garments Wholesale Trading Private Limited (“CK India”)) that was consolidated and accounted for as a redeemable non-controlling interest during 2013. The redeemable non-controlling interest represented the minority shareholders’ proportionate share (49%) of the equity in that entity. During the first quarter of 2014, in connection with the sale by the minority shareholders of their interests in CK India to Arvind Limited (“Arvind”), the Company and Arvind entered into a shareholder agreement with different governing arrangements from the arrangements between the Company and the prior minority shareholders. Based on the new arrangements, the joint venture was deconsolidated and is being accounted for using the equity method of accounting. Please see Note 7, “Redeemable Non-Controlling Interest,” for a further discussion.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from the estimates.

Fiscal Year — The Company uses a 52-53 week fiscal year ending on the Sunday closest to February 1. References to a year are to the Company’s fiscal year, unless the context requires otherwise. Results for 2015, 2014 and 2013 represent the 52 weeks ended January 31, 2016, February 1, 2015 and February 2, 2014, respectively.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents also includes amounts due from third party credit card processors for the settlement of customer debit and credit card transactions that are collectible in one week or less. The Company’s balances of cash and cash equivalents at January 31, 2016 consisted principally of bank deposits and investments in money market funds.

Accounts Receivable — Trade receivables, as presented in the Company’s Consolidated Balance Sheets, are net of returns and allowances. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable and assessments of collectibility based on historic trends, the financial condition of the Company’s customers and an evaluation of economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable. Costs associated with allowable customer markdowns and operational chargebacks, net of the expected recoveries, are part of the provision for allowances included in accounts receivable. These provisions result from seasonal negotiations, as well as historic deduction trends net of expected recoveries, and the evaluation of current market conditions.

Goodwill and Other Intangible Assets — The Company assesses the recoverability of goodwill annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit may have been reduced below its carrying amount. Impairment testing for goodwill is done at a reporting unit level. Under Financial Accounting Standards Board (“FASB”)

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

guidance for goodwill and intangible assets, a reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar economic characteristics.

Authoritative accounting guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit or asset. The quantitative goodwill impairment test, if necessary, is a two-step process. The first step is to identify the existence of a potential impairment by comparing the fair value of a reporting unit (the fair value of a reporting unit is estimated using a discounted cash flow model) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined using the same approach as employed when determining the amount of goodwill that would be recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

For the 2015 annual goodwill impairment test and certain indefinite-lived intangible assets impairment tests, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis using a discounted cash flow method to estimate fair value. The Company’s annual goodwill impairment test during 2015 yielded estimated fair values in excess of the carrying amounts for all of the Company’s reporting units with a minimum excess fair value of 17%, therefore the second step of the quantitative goodwill impairment test was not required.

During the fourth quarter of 2014, the Company announced its plan to exit the Izod retail business in 2015 (which was completed in the third quarter of 2015). The decision to exit this business was a triggering event that indicated that the amount of goodwill allocated to the Heritage Brands Retail reporting unit could be impaired, prompting the need for the Company to perform a goodwill impairment test for this reporting unit in 2014. As a result of this interim test in 2014, the goodwill allocated to the Heritage Brands Retail reporting unit was determined to be impaired and an impairment charge of $11.9 million was recorded in selling, general and administrative expenses. Please see Note 5, “Goodwill and Other Intangible Assets.”

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually, at the beginning of the third quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Authoritative accounting guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for its indefinite-lived intangible assets. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. When performing the quantitative test, an impairment loss is recognized if the carrying amount of the asset exceeds the fair value of the asset, which is generally determined using the estimated discounted cash flows associated with the asset’s use. Intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment along with other long-lived assets.

For the 2015 annual indefinite-lived intangible assets impairment tests, the Company elected to bypass the qualitative assessment for certain indefinite-lived intangible assets and proceeded directly to the quantitative analysis. No impairment of indefinite-lived intangible assets resulted from the Company’s annual impairment tests.

Asset Impairments — The Company reviews for and records impairment losses on long-lived assets (excluding goodwill and other indefinite-lived intangible assets) in accordance with FASB guidance for the impairment or disposal of long-lived assets. The Company records impairment losses when events and circumstances indicate that the assets might be impaired and the carrying amount of the asset is not recoverable and exceeds its fair value. Please see Note 11, “Fair Value Measurements” for a further discussion.

Inventories — Inventories are comprised principally of finished goods and are stated at the lower of cost or market. Cost for principally all wholesale inventories in North America and certain wholesale and retail inventories in Asia and Latin

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. The Company reviews current business trends, inventory agings and discontinued merchandise categories to determine adjustments that it estimates will be needed to liquidate existing clearance inventories and record inventories at the lower of cost or market.

Inventory held on consignment by third parties totaled $19.1 million at January 31, 2016 and $15.3 million at February 1, 2015.

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is generally provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is principally as follows: Buildings and building improvements — 15-40 years; machinery, software and equipment — 2-10 years; furniture and fixtures — 2-10 years; and fixtures located in third party customer locations (“shop-in-shops”) and their related costs — 3-4 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the asset. In certain circumstances, contractual renewal options are considered when determining the term of the related lease. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred. Depreciation expense totaled $210.8 million, $193.8 million and $189.7 million in 2015, 2014 and 2013, respectively.

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

Revenue Recognition — Revenue from the Company’s wholesale operations is recognized at the time title to the goods passes and the risk of loss is transferred to customers. For sales by the Company’s retail stores, revenue is recognized when goods are sold to consumers. Revenue for the Company’s e-commerce transactions is recognized at the estimated time of delivery to the customer. Allowances for estimated returns and discounts are provided when sales are recorded. Royalty revenue for licensees whose sales exceed contractual sales minimums, including licensee contributions toward advertising, is recognized when licensed products are sold as reported by the Company’s licensees. For licensees whose sales do not exceed contractual sales minimums, royalty revenue is recognized ratably based on contractual minimum requirements.

The Company sells gift cards to customers in its retail stores. The Company does not charge administrative fees on gift cards nor do they expire. Upon the purchase of a gift card by a customer, a liability is established for the cash value of the gift card. The liability is relieved and revenue is recognized when the gift card is redeemed by the customer or if the Company determines that the likelihood of the gift card being redeemed is remote (also known as “gift card breakage”) and that it does not have a legal obligation to remit the value of such unredeemed gift card to any jurisdiction. Gift card breakage was immaterial in each of the last three years.

Sales Incentives — The Company uses certain sales incentive programs related to certain of the Company’s retail operations, such as customer loyalty programs and the issuance of coupons. The Company’s loyalty programs are structured such that customers receive specified amounts off of future purchases for a specified period of time after certain levels of spending are achieved. Costs associated with the Company’s loyalty programs are recorded ratably as a cost of goods sold based on enrolled customers’ spending. Costs associated with coupons are recorded as a reduction of revenue at the time of coupon redemption.

Cost of Goods Sold and Selling, General and Administrative Expenses — Costs associated with the production and procurement of product are included in cost of goods sold, including inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges. Shipping and handling costs incurred by the Company associated with e-commerce transactions are also included in cost of goods sold. Generally, all other expenses, excluding interest and income taxes, are included in selling, general and administrative expenses, including warehousing and distribution

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expenses, as the predominant expenses associated therewith are general and administrative in nature, including rent, utilities, payroll and depreciation and amortization. Warehousing and distribution expenses, which are subject to exchange rate fluctuations, totaled $232.4 million, $250.4 million and $240.2 million in 2015, 2014 and 2013, respectively.

Shipping and Handling Fees — Shipping and handling fees billed to customers are included in net sales.

Advertising — Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Costs associated with cooperative advertising programs, under which the Company shares the cost of a customer’s advertising expenditures, are treated as a reduction of revenue. Advertising expenses, which are subject to exchange rate fluctuations, totaled $376.6 million, $384.6 million and $392.5 million in 2015, 2014 and 2013, respectively. Prepaid advertising expenses recorded in prepaid expenses and other assets totaled $2.9 million and $5.2 million at January 31, 2016 and February 1, 2015, respectively.

Sales Taxes — The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue.

Income Taxes — Deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

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

Financial Instruments — The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows principally associated with certain international inventory purchases and certain intercompany transactions. The Company periodically uses foreign currency forward exchange contracts to hedge against a portion of this exposure. The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into interest rate swap agreements and an interest rate cap agreement to hedge against a portion of this exposure. The Company does not use derivative financial instruments for speculative or trading purposes. The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair values of the interest rate contracts are based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of accumulated other comprehensive (loss) income (“AOCI”). Any ineffectiveness in such cash flow hedges is immediately recognized in earnings. The Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), including all of the foreign currency forward exchange contracts related to intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. Cash flows from the Company’s derivative instruments are presented in the Consolidated Statements of Cash Flows in the same category as the items being hedged.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Translation and Transactions — The consolidated financial statements of the Company are prepared in United States dollars. If the functional currency of a foreign subsidiary is not the United States dollar, assets and liabilities are translated to United States dollars at the exchange rates in effect at the applicable balance sheet date and revenue and expenses are translated to United States dollars at the average exchange rate for the applicable period. Any adjustments resulting from such translation are recorded in stockholders’ equity as a component of AOCI. Gains and losses on the revaluation of intercompany loans made between foreign subsidiaries that are of a long-term investment nature are also included in AOCI. Gains and losses on the revaluation of intercompany loans that are not of a long-term investment nature are recognized in earnings. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity are principally included in selling, general and administrative expenses and totaled a loss of $17.3 million, $49.8 million and $4.6 million in 2015, 2014 and 2013, respectively. The transaction loss recorded in 2014 included a loss of $38.0 million on the revaluation of certain intercompany loans, which was mostly offset by a gain on undesignated foreign currency forward exchange contracts. Please see Note 10, “Derivative Financial Instruments” for a further discussion.

Balance Sheet Classification of Early Settlements of Long-Term Obligations — The Company classifies obligations settled after the balance sheet date but prior to the issuance of the financial statements based on the contractual payment terms of the underlying agreements.

Pension and Other Postretirement Plans — Employee pension benefits earned during the year, as well as interest on the projected benefit obligations or accumulated benefit obligations, are accrued quarterly. Prior service costs and credits resulting from changes in plan benefits are generally amortized over the average remaining service period of the employees expected to receive benefits. The expected return on plan assets is recognized quarterly and determined by applying the assumed return on assets to the actual fair value of plan assets adjusted for expected benefit payments, contributions and plan expenses. Actuarial gains and losses are recognized in the Company’s operating results in the year in which they occur. These gains and losses are measured at least annually at the end of the Company’s fiscal year and, as such, are generally recorded during the fourth quarter of each year. Please see Note 12, “Retirement and Benefit Plans” for a further discussion of the Company’s pension and other postretirement plans.

Stock-Based Compensation — The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their grant date fair values. Please see Note 14, “Stock-Based Compensation” for a further discussion.

Recently Adopted Accounting Guidance — The FASB issued in November 2015 an update to accounting guidance to simplify the presentation of deferred income taxes. The guidance requires an entity to classify all deferred tax liabilities and assets as noncurrent in the balance sheet. This guidance may be applied either prospectively or retrospectively and early adoption is permitted. The Company elected to early adopt this guidance during the fourth quarter of 2015 on a retrospective basis, which resulted in decreases to other current assets of $115.4 million, accrued expenses of $0.5 million and other liabilities of $106.4 million as of February 1, 2015 and an increase to other assets of $8.5 million as of February 1, 2015.

The FASB issued in April 2014 guidance that revises the criteria for reporting discontinued operations. The guidance requires that a disposal of a component of an entity or group of components of an entity be reported as discontinued operations if such disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance also requires additional disclosures for both discontinued operations and disposals of significant components of an entity that do not qualify as discontinued operations. This guidance became effective for the Company in the first quarter of 2015. The adoption did not have any impact on the Company’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of January 31, 2016 — The FASB issued in May 2014 guidance that supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB approved a one year delay to the required adoption date of the standard, which makes it effective for the Company no later than the first quarter of 2018, with adoption in 2017 permitted. The new standard is required to be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying the standard recognized at the

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

date of initial application. The Company has not yet selected a transition method and is currently evaluating the standard to determine the impact of adoption on the Company’s consolidated financial statements.
The FASB issued in June 2014 guidance to clarify accounting for stock-based compensation awards by requiring that a performance target that affects vesting and that can be met after the requisite service period be treated as a performance condition. This guidance will be effective for the Company in the first quarter of 2016. The adoption is not expected to have any impact on the Company’s consolidated financial statements.

The FASB issued in August 2014 guidance that requires an entity’s management to evaluate the entity’s ability to continue as a going concern on an interim and annual basis and requires additional disclosures if conditions give rise to substantial doubt. This guidance will be effective for the Company in the fiscal year ending January 29, 2017. The adoption is not expected to have any impact on the Company’s consolidated financial statements.

The FASB issued in April 2015 an update to accounting guidance related to debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance becomes effective for the Company in the first quarter of 2016, with early adoption permitted. Retrospective application of the new guidance is required. Had the Company early adopted this guidance, other current assets would have been lower by $8.1 million, $8.1 million and $12.2 million as of January 31, 2016, February 1, 2015 and February 2, 2014, respectively, and other assets would have been lower by $14.5 million, $20.2 million and $37.9 million as of January 31, 2016, February 1, 2015 and February 2, 2014, respectively, both with corresponding decreases in debt.

The FASB issued in April 2015 an update to accounting guidance related to retirement benefits. This guidance provides a practical expedient which allows a company with fiscal years that do not fall on a calendar month-end to measure defined benefit plan assets and obligations using the month end that is closest to the company’s fiscal year end. If elected, this guidance should be applied consistently from year to year for all plans. This guidance will be effective for the Company in the first quarter of 2016. Prospective application is required. The Company does not anticipate changing its measurement date under this guidance.

The FASB issued in July 2015 an update to accounting guidance to simplify the measurement of inventory. Currently, all inventory is measured at the lower of cost or market. The new guidance requires an entity to measure inventory within the scope of the guidance at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The new guidance does not apply to inventory measured using last-in, first-out or the retail inventory methods. This guidance will be effective for the Company in the first quarter of 2017, with early adoption permitted. Prospective application is required. The Company is currently evaluating the standard to determine the impact of the adoption on the Company’s consolidated financial statements.

The FASB issued in September 2015 an update to accounting guidance to simplify the accounting for business combinations. The guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The updated guidance eliminates the requirement to retrospectively account for these adjustments and restate prior period financial statements. The guidance will be effective for the Company in the first quarter of 2016. Prospective application is required. The adoption will have an impact on the Company’s consolidated financial statements if the Company is the acquirer in a business combination that includes measurement-period adjustments.

The FASB issued in January 2016 an update to accounting guidance for the recognition and measurement of financial instruments. The new guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. The guidance will be effective for the Company in the first quarter of 2018 with limited early application permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issued in February 2016 a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability in the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g.,

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

commissions). The new standard will be effective for the Company in the first quarter of 2019 with early application permitted. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company is currently evaluating the standard to determine the impact of the adoption on the Company’s consolidated financial statements.

2.      ACQUISITIONS AND DIVESTITURES

Acquisition of Warnaco

The Company acquired on February 13, 2013 all of the outstanding equity interests in Warnaco. The results of Warnaco’s operations since that date are included in the Company’s consolidated financial statements. The businesses acquired with Warnaco design, source, market and distribute a broad line of intimate apparel, underwear, jeanswear and swim products worldwide under the Calvin Klein, Speedo, Warner’s and Olga brand names. Warnaco also sold men’s sportswear under the Chaps brand name. Ralph Lauren Corporation (“RLC”), the owner of the Chaps trademark, reacquired the Chaps license on February 14, 2013 as a result of the Company’s acquisition of Warnaco. Please see “Sale of Chaps Sportswear Assets” below for a further discussion.

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

Please see Note 8, “Debt,” Note 13, “Stockholders’ Equity,” and Note 14, “Stock-Based Compensation,” for further discussion of these aspects of the acquisition.

The Company incurred certain pre-tax costs directly associated with the acquisition, including short-lived noncash valuation adjustments and amortization, totaling approximately $170.0 million, of which approximately $43.0 million was recorded in 2012 and approximately $127.0 million was recorded during 2013. Please see Note 17, “Exit Activity Costs,” for further discussion of restructuring costs associated with the integration.

The operations acquired with Warnaco had total revenue of $2,085.1 million and a net loss, after noncash valuation adjustments and amortization and integration costs, of $(45.3) million for the period from the date of acquisition through February 2, 2014. These amounts are included in the Company’s results of operations for the year then ended.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pro Forma Impact of the Transaction

The following table presents the Company’s pro forma consolidated results of operations for the year ended February 2, 2014, as if the acquisition and the related financing transactions had occurred on January 30, 2012 (the first day of its fiscal year ended February 3, 2013) instead of on February 13, 2013. The pro forma results were calculated applying the Company’s accounting policies and reflect (i) the impact on revenue, cost of goods sold and selling, general and administrative expenses resulting from the elimination of intercompany transactions; (ii) the impact on depreciation and amortization expense based on fair value adjustments to Warnaco’s property, plant and equipment and intangible assets recorded in connection with the acquisition; (iii) the impact on interest expense resulting from changes to the Company’s capital structure in connection with the acquisition; (iv) the impact on cost of goods sold resulting from acquisition date adjustments to the fair value of inventory; (v) the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the year ended February 2, 2014; and (vi) the tax effects of the above adjustments. The pro forma results do not include any realized or anticipated cost synergies or other effects of the integration of Warnaco. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on January 30, 2012, nor are they indicative of the future operating results of the combined company.

Pro Forma
Year Ended
(In millions)	2/2/14
Total revenue	$8,249.4
Net income attributable to PVH Corp.	441.7

Acquisition of Russia Franchisee

In 2013, the Company acquired for $6.0 million three Tommy Hilfiger stores in Russia from a former Tommy Hilfiger franchisee. In 2014, the Company acquired for $4.3 million two additional Tommy Hilfiger stores in Russia from the same franchisee. These transactions were accounted for as business combinations.

Acquisition of Ireland Franchisee

In 2014, the Company acquired for $3.1 million six Tommy Hilfiger stores in Ireland from a former Tommy Hilfiger franchisee. This transaction was accounted for as a business combination.

Acquisition of Calvin Klein Performance Retail Businesses in Hong Kong and China

In 2014, the Company acquired for $6.7 million the Calvin Klein performance retail businesses in Hong Kong and China from a former Calvin Klein sublicensee. This transaction was accounted for as a business combination. The adjustment to the purchase price was finalized during 2015.

Sale of Chaps Sportswear Assets

As a result of the Company’s acquisition of Warnaco, RLC reacquired on February 14, 2013 the license for Chaps men’s sportswear that Warnaco held from affiliates of RLC. In connection with this transaction, the Company sold all of the assets of the Chaps sportswear business, which consisted principally of inventory, to RLC for gross proceeds of $18.3 million.

Sale of Bass Business

On November 4, 2013, the Company sold substantially all of the assets of its G.H. Bass & Co. (“Bass”) business. The Company completed the sale of these assets for gross proceeds of $49.2 million and recorded a loss of $16.0 million, which represented the excess of the carrying value of the assets over the proceeds received, plus transaction costs. This loss was

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

principally included in selling, general and administrative expenses in the Company’s Consolidated Income Statement for the year ended February 2, 2014 and was included in the Heritage Brands Retail segment.

A small number of the Company’s Bass stores were excluded from the sale and were deemed to be impaired as of the end of the third quarter of 2013. The Company recorded a loss of $1.2 million related to the impaired stores. In addition, the Company recorded a gain of $3.3 million as a result of writing off certain liabilities in connection with the transaction. The Company also recognized costs related to severance and termination benefits for certain Bass employees, which totaled $1.9 million. The above-mentioned items were included in selling, general and administrative expenses in the Company’s Consolidated Income Statement for the year ended February 2, 2014 and were included in the Heritage Brands Retail segment.

In connection with the sale, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. The estimated fair value of these guarantee obligations at the time of the sale was $4.4 million, which was recorded in the Heritage Brands Retail segment and was included in selling, general and administrative expenses in the Company’s Consolidated Income Statement for the year ended February 2, 2014. The estimated fair value of these guarantee obligations as of January 31, 2016 and February 1, 2015 was $1.9 million and $3.0 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Please see Note 11, “Fair Value Measurements,” and Note 21, “Guarantees,” for a further discussion.

In connection with the items outlined above, the Company recorded a net pre-tax loss of $20.2 million during 2013.

3.      ASSETS HELD FOR SALE

During the fourth quarter of 2015, one of the Company’s European subsidiaries entered into an agreement to sell an owned building in Amsterdam, the Netherlands for €15.0 million (approximately $16.4 million based on the exchange rate in effect on January 31, 2016). The building had a carrying value of $14.7 million as of January 31, 2016, including $0.8 million of building improvements. The sale is expected to close in the second quarter of 2016.

The Company classified the building as held for sale and ceased recording depreciation on the building during the fourth quarter of 2015. The carrying amount in the Company’s Consolidated Balance Sheet of $14.7 million, which was determined to be lower than its fair value, less costs to sell, was reclassified from property, plant and equipment, net to other current assets in the Company’s Consolidated Balance Sheet and was included in the Calvin Klein International segment as of January 31, 2016.

4.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows:

(In millions)	2015	2014
Land	$1.1	$1.1
Buildings and building improvements	53.3	68.9
Machinery, software and equipment	456.0	419.0
Furniture and fixtures	370.3	319.5
Shop-in-shops	146.8	136.4
Leasehold improvements	576.1	554.3
Construction in progress	33.3	13.7
Property, plant and equipment, gross	1,636.9	1,512.9
Less: Accumulated depreciation	(892.3)	(787.2)
Property, plant and equipment, net	$744.6	$725.7

Construction in progress at January 31, 2016 and February 1, 2015 represents costs incurred for machinery, software and equipment, furniture and fixtures and leasehold improvements not yet placed in use, principally related to the construction of retail stores. Interest costs capitalized in construction in progress were immaterial during 2015, 2014 and 2013.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of February 2, 2014
Goodwill, gross	$683.6	$877.8	$204.4	$1,489.9	$239.2	$11.9	$3,506.8
Accumulated impairment losses	—	—	—	—	—	—	—
Goodwill, net	683.6	877.8	204.4	1,489.9	239.2	11.9	3,506.8
Contingent purchase price payments to Mr. Calvin Klein	28.2	22.3	—	—	—	—	50.5
Goodwill from acquisition of Russia franchisee	—	—	—	3.8	—	—	3.8
Goodwill from acquisition of Ireland franchisee	—	—	—	3.7	—	—	3.7
Goodwill from acquisition of Calvin Klein performance retail businesses in Hong Kong and China	—	5.9	—	—	—	—	5.9
Goodwill impairment loss related to exit of Izod retail business	—	—	—	—	—	(11.9)	(11.9)
Currency translation and other	(6.4)	(46.4)	—	(246.0)	(0.9)	—	(299.7)
Balance as of February 1, 2015
Goodwill, gross	705.4	859.6	204.4	1,251.4	238.3	11.9	3,271.0
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	705.4	859.6	204.4	1,251.4	238.3	—	3,259.1
Contingent purchase price payments to Mr. Calvin Klein	31.2	20.5	—	—	—	—	51.7
Currency translation and other	(8.6)	(38.6)	—	(43.0)	(1.3)	—	(91.5)
Balance as of January 31, 2016
Goodwill, gross	728.0	841.5	204.4	1,208.4	237.0	11.9	3,231.2
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$728.0	$841.5	$204.4	$1,208.4	$237.0	$—	$3,219.3

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

agreement (as amended), of products bearing any of the Calvin Klein brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by the Company and its licensees and other partners to retailers.

The Company’s intangible assets consisted of the following:

	January 31, 2016			February 1, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$303.1	$(119.9)	$183.2	$311.6	$(95.5)	$216.1
Covenants not to compete	2.2	(2.2)	—	2.2	(2.2)	—
Order backlog	104.4	(104.4)	—	104.4	(104.4)	—
Reacquired license rights	503.9	(56.8)	447.1	557.9	(40.9)	517.0
Total intangible assets subject to amortization	913.6	(283.3)	630.3	976.1	(243.0)	733.1

Indefinite-lived intangible assets:
Tradenames	2,802.6	—	2,802.6	2,833.4	—	2,833.4
Perpetual license rights	203.1	—	203.1	204.3	—	204.3
Reacquired perpetual license rights	10.4	—	10.4	10.8	—	10.8
Total indefinite-lived intangible assets	3,016.1	—	3,016.1	3,048.5	—	3,048.5
Total intangible assets	$3,929.7	$(283.3)	$3,646.4	$4,024.6	$(243.0)	$3,781.6

The difference in the gross carrying amount of certain intangible assets from February 1, 2015 to January 31, 2016 was due to changes in foreign currency exchange rates.

Amortization expense related to the Company’s amortizable intangible assets was $40.3 million and $45.1 million for 2015 and 2014, respectively.

Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, amortization expense for the next five years related to the Company’s intangible assets as of January 31, 2016 is expected to be as follows:

(In millions)
Fiscal Year	Amount
2016	$39.0
2017	39.0
2018	39.0
2019	39.0
2020	39.0

6.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Karl Lagerfeld
The Company acquired an interest in Kingdom Holding 1 B.V., the parent company of the Karl Lagerfeld brand (“Karl Lagerfeld”), during 2014 for $18.9 million, which represented a 10% economic interest as of January 31, 2016. An employee of

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company, who is also a former director, owns approximately 35% of Karl Lagerfeld. The Company has significant influence as defined under FASB guidance with respect to this investment, which is being accounted for under the equity method of accounting.
Calvin Klein, Tommy Hilfiger, and Heritage Brands Australia

The Company formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in 2013 in which the Company owns a 50% economic interest. The joint venture licenses from a subsidiary of the Company the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, the Company contributed to PVH Australia its subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. In connection with this contribution, which took place on the first day of 2014, the Company deconsolidated the contributed subsidiaries and recognized a net gain of $2.1 million during the first quarter of 2014, which was recorded in selling, general and administrative expenses. The gain was measured as the difference between the fair value of the Company’s 50% interest in PVH Australia and the carrying value of the net assets and cash contributed. The fair value of PVH Australia was determined by a third party valuation firm using the discounted cash flow method, based on net sales projections for the Calvin Klein business in Australia, New Zealand, and other island nations in the South Pacific and was discounted using a rate of return that accounted for the relative risks of the estimated future cash flows.

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

The Company made net payments of $21.0 million (of which $20.2 million was placed into an escrow account prior to the end of 2014), $7.3 million and $0.7 million to PVH Australia during 2015, 2014 and 2013 respectively, representing its 50% share of the joint venture funding. This investment is being accounted for under the equity method of accounting.

Calvin Klein India

The Company acquired a 51% economic interest in CK India as part of the Warnaco acquisition. The joint venture licenses from a Company subsidiary the rights to the Calvin Klein trademarks in India for certain product categories. Beginning with the first quarter of 2014, this investment has been accounted for under the equity method of accounting. Please see Note 7, “Redeemable Non-Controlling Interest,” for a further discussion. The Company made payments of $4.0 million to CK India during 2015 to contribute its 51% share of the joint venture funding.

Tommy Hilfiger Brazil

The Company formed a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”), in Brazil in 2012, in which the Company owns a 40% economic interest. The joint venture licenses from a Company subsidiary the rights to the Tommy Hilfiger trademarks in Brazil for certain product categories. The Company made payments of $1.6 million and $2.8 million, to TH Brazil during 2015 and 2013, respectively, to contribute its 40% share of the joint venture funding. This investment is being accounted for under the equity method of accounting.

Tommy Hilfiger China

The Company formed a joint venture, TH Asia Ltd. (“TH Asia”), in China in 2010, in which the Company owns a 45% economic interest. The joint venture began operating the Tommy Hilfiger wholesale and retail distribution businesses in China in 2011. The joint venture licenses from a Company subsidiary the Tommy Hilfiger trademarks for use in connection with these businesses. This investment is being accounted for under the equity method of accounting.

Subsequent to the end of 2015, the Company announced that it had entered into a definitive agreement to acquire the 55% interest in TH Asia that it does not already own. Please see Note 23, “Subsequent Events (Unaudited),” for a further discussion.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tommy Hilfiger India

The Company acquired in 2011 a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India licenses from a Company subsidiary the rights to the Tommy Hilfiger trademarks in India for certain product categories. This investment is being accounted for under the equity method of accounting. Arvind, the Company’s joint venture partner in CK India, is also the Company’s joint venture partner in TH India.

Included in other assets in the Company’s Consolidated Balance Sheets as of January 31, 2016 and February 1, 2015 is $140.7 million and $108.3 million, respectively, related to these investments in unconsolidated affiliates.

7.      REDEEMABLE NON-CONTROLLING INTEREST

CK India was consolidated in the Company’s financial statements during 2013. During the first quarter of 2014, Arvind purchased the Company’s prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholders agreement with different governing arrangements between the Company and Arvind from the arrangements with the prior minority shareholders, the Company no longer is deemed to hold a controlling interest in the joint venture. CK India was deconsolidated as a result and the Company began reporting its 51% interest as an equity method investment in the first quarter of 2014. The Company recognized a net gain of $5.9 million in connection with the deconsolidation of CK India during the first quarter of 2014 that was recorded in selling, general and administrative expenses in the Company’s Consolidated Income Statement. The gain was measured as the difference between the fair value of the Company’s 51% interest in CK India and the carrying value. The fair value of CK India was determined by a third party valuation firm using the discounted cash flow method, based on net sales projections for the Calvin Klein business in India and was discounted using a rate of return that accounted for the relative risks of the estimated future cash flows. Please see Note 6, “Investments in Unconsolidated Affiliates,” for a further discussion.

8.      DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has a yen-denominated overdraft facility with a Japanese bank that provides for borrowings of up to ¥1,000.0 million (approximately $8.3 million based on exchange rates in effect on January 31, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the one-month Japanese interbank borrowing rate plus 0.30%. Such facility renews automatically unless the Company gives notice of termination. As of January 31, 2016, the Company had $8.3 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at January 31, 2016 was 0.43%. The maximum amount of borrowings outstanding during 2015 was equal to the maximum amount of borrowings available under this facility.

One of the Company’s European subsidiaries has short-term revolving notes with a number of banks at various interest rates, as well as euro-denominated overdraft facilities, that provide for borrowings of up to €60.0 million (approximately $65.5 million based on exchange rates in effect on January 31, 2016). These facilities are used primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the year ended January 31, 2016.

One of the Company’s European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to $3.7 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 3.00%. As of January 31, 2016, the Company had $1.3 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at January 31, 2016 was 13.75%. The maximum amount of borrowings outstanding during 2015 was $3.3 million.

One of the Company’s European subsidiaries has Turkish lira-denominated short-term line of credit facilities with a number of Turkish banks that provide for borrowings of up to lira 6.0 million (approximately $2.0 million based on exchange rates in effect on January 31, 2016) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at the Turkish overnight lending rate plus 4.00%. There were no borrowings outstanding under these facilities as of or during the year ended January 31, 2016.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

One of the Company’s Mexican subsidiaries has peso-denominated short-term line of credit facilities with a number of banks at various interest rates that provide for borrowings of up to ₱279.8 million (approximately $15.3 million based on exchange rates in effect on January 31, 2016) and are utilized primarily to fund working capital needs. As of January 31, 2016, the Company had $7.5 million of borrowings outstanding under these facilities. The weighted average interest rate on the funds borrowed at January 31, 2016 was 4.57%.  The maximum amount of borrowings outstanding during the year ended January 31, 2016 was $14.5 million.

One of the Company’s Mexican subsidiaries has a peso-denominated short-term revolving credit facility with a Mexican bank that provides for borrowings up to ₱161.1 million (approximately $8.8 million based on exchange rates in effect on January 31, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Interbank Equilibrium Interest Rate plus 0.90%. As of January 31, 2016, the Company had $8.8 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at January 31, 2016 was 4.51%. The maximum amount of borrowings outstanding during 2015 was equal to the maximum amount of borrowings available under this facility.

One of the Company’s Asian subsidiaries has a United States dollar-denominated short-term revolving credit facility with a bank that provides for borrowings up to $10.0 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the one-month London interbank borrowing rate (“LIBOR”) plus 1.50%. At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the bank. There were no borrowings outstanding under this facility as of or during the year ended January 31, 2016.

One of the Company’s Latin American subsidiaries has Brazilian real-denominated short-term revolving credit facilities with a number of banks that provide for total available borrowings of R$83.0 million (approximately $20.5 million based on exchange rates in effect on January 31, 2016) and are utilized primarily to fund working capital needs. Borrowings under these facilities bear interest at various interest rates. There were no borrowings outstanding under these facilities as of or during the year ended January 31, 2016.

The Company also has the ability to draw revolving borrowings under its senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. There were no borrowings outstanding under these facilities as of January 31, 2016. The maximum amount of revolving borrowings outstanding under these facilities during 2015 was $151.2 million.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	2015	2014

Senior secured Term Loan A facility due 2019	$1,807.7	$1,905.5
Senior secured Term Loan B facility due 2020	583.5	832.8
4 1/2% senior unsecured notes due 2022	700.0	700.0
7 3/4% debentures due 2023	99.7	99.7
Total	3,190.9	3,538.0
Less: Current portion of long-term debt	136.6	99.3
Long-term debt	$3,054.3	$3,438.7

Please see Note 11, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of January 31, 2016 and February 1, 2015.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of January 31, 2016, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
2016	$136.6
2017	186.2
2018	198.6
2019	1,291.1
2020	586.9

Total debt repayments for the next five years exceed the carrying balance of the Company’s term loan facilities as of January 31, 2016 because the carrying balance reflects a portion of the original issue discount.

As of January 31, 2016, after taking into account the effect of the Company’s interest rate swap and cap agreements discussed in the section below entitled “2014 Senior Secured Credit Facilities,” which were in effect as of such date, approximately 70% of the Company’s long-term debt had a fixed or capped interest rate, with the remainder at uncapped variable interest rates.

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

In connection with the Warnaco acquisition, the Company modified and extinguished the 2011 facilities and repaid all outstanding borrowings thereunder, as discussed in the following section.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The revolving credit facilities also include amounts available for letters of credit. As of January 31, 2016, the Company had no outstanding revolving credit borrowings and $28.2 million of outstanding letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350.0 million plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During 2015 and 2014, the Company made payments of $350.0 million and $425.5 million, respectively, on its term loans under the 2014 facilities. As of January 31, 2016, the Company had total term loans outstanding of $2,391.2 million, net of original issue discounts. The terms of each of Term Loan A and Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, the Company is not required to make any additional scheduled mandatory payments under Term Loan B prior to maturity.

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

The outstanding borrowings under the 2014 facilities are prepayable at any time without penalty (other than customary breakage costs). The terms of the 2014 facilities require the Company to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions, and (c) a percentage of

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

excess cash flow that exceeds the voluntary debt payments the Company has made during the applicable year, which percentage is based upon the Company’s net leverage ratio during the relevant fiscal period.

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

The Canadian dollar-denominated borrowings under the 2014 facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the Amendment.

The borrowings under the 2014 facilities in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the Amendment.

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.50% for adjusted Eurocurrency rate loans and 0.50% for base rate loans, respectively. The current applicable margin with respect to the Term Loan B facility is 2.50% for adjusted Eurocurrency rate loans and 1.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to each of the Company’s fiscal quarters, the applicable margin for borrowings under the Term Loan A facility, the Term Loan B facility and the revolving credit facilities is subject to adjustment based upon the Company’s net leverage ratio.

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

During the second quarter of 2014, the Company entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514.2 million of the Company’s variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Such agreement remains outstanding with a notional amount of $744.1 million as of January 31, 2016. Under the terms of this agreement, the one-month LIBOR that the Company will pay is capped at a rate of 1.50%. Therefore, the maximum amount of interest that the Company will pay on the then-outstanding notional amount will be at the 1.50% capped rate, plus the current applicable margin. The agreement expired on February 17, 2016.

During the second quarter of 2014, the Company entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $682.6 million of the Company’s variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms, to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and the Company will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

During the second quarter of 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228.8 million of the Company’s variable rate debt obligation under its previously outstanding 2013 facilities, or any

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $577.5 million as of January 31, 2016, and is now converting a portion of the Company’s variable rate debt obligation under the 2014 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and it will pay a fixed rate of 0.604%, plus the current applicable margin.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Substantially all of the Company’s assets have been pledged as collateral to secure the Company’s obligations under its senior secured credit facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 5, “Goodwill and Other Intangible Assets.”

Interest paid was $104.9 million, $141.7 million and $170.8 million during 2015, 2014 and 2013, respectively.

9.      INCOME TAXES

The domestic and foreign components of income (loss) before provision for income taxes were as follows:

(In millions)	2015	2014	2013
Domestic	$117.5	$(103.4)	$98.7
Foreign	530.0	494.8	230.0
Total	$647.5	$391.4	$328.7

Domestic income (loss) before provision for income taxes included an actuarial gain (loss) related to the Company’s United States retirement plans of $20.2 million, $(138.9) million and $52.5 million in the fourth quarter of 2015, 2014 and 2013, respectively.

Taxes paid were $91.5 million, $102.9 million and $45.8 million in 2015, 2014 and 2013.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provision (benefit) for income taxes attributable to income consisted of the following:

(In millions)	2015	2014	2013
Federal:
Current	$6.8	$(35.4)	$117.0
Deferred	(4.1)	(54.8)	(29.3)
State and local:
Current	6.4	3.4	5.8
Deferred	(22.2)	(4.3)	(5.2)
Foreign:
Current	70.6	15.5	124.7
Deferred	17.6	28.1	(27.7)
Total	$75.1	$(47.5)	$185.3

The provision (benefit) for income taxes for the years 2015, 2014 and 2013 was different from the amount computed by applying the statutory United States federal income tax rates to the underlying income as follows:

	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(1.3)%	(1.1)%	(3.0)%
Effects of international jurisdictions, including foreign tax credits	(15.0)%	(23.3)%	(23.9)%
Change in estimates for uncertain tax positions	(7.6)%	(24.0)%	44.3%
Change in valuation allowance	(0.2)%	1.1%	5.8%
Other, net	0.7%	0.2%	(1.8)%
Effective tax rate	11.6%	(12.1)%	56.4%

In 2013, the Company recorded $145.5 million of tax expense, which increased the 2013 effective tax rate by 44.3% and is displayed in the above table as change in estimates for uncertain tax positions. The majority of this expense related to an increase to the Company’s previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements. On May 14, 2014, the Company resolved for $179.0 million this uncertain tax position, for which it had previously recorded a liability of approximately $185.0 million. The liability will be settled over three years. Accordingly, in the second quarter of 2014, the Company recognized a tax benefit of approximately $6.0 million and recorded a reduction of approximately $185.0 million in its liability for uncertain tax positions.

Effects of international jurisdictions, including foreign tax credits, reflected in the above table for 2015, 2014 and 2013 include not only those taxes at statutory income tax rates but also taxes at special rates levied on income from certain jurisdictional activities. The Company expects to benefit from these special rates until 2023.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of deferred income tax assets and liabilities were as follows:

(In millions)	2015	2014
Gross deferred tax assets
Tax loss and credit carryforwards	$240.1	$261.1
Employee compensation and benefits	135.3	140.7
Inventories	24.0	22.3
Accounts receivable	28.5	33.2
Accrued expenses	31.6	31.4
Other, net	37.1	26.0
Subtotal	496.6	514.7
Valuation allowances	(43.8)	(45.6)
Total gross deferred tax assets, net of valuation allowances	$452.8	$469.1
Gross deferred tax liabilities
Intangibles	$(1,199.2)	$(1,279.9)
Property, plant and equipment	(77.8)	(71.5)
Total gross deferred tax liabilities	$(1,277.0)	$(1,351.4)
Net deferred tax liability	$(824.2)	$(882.3)

At the end of 2015, the Company had on a tax effected basis approximately $240.1 million of net operating loss and tax credit carryforwards available to offset future taxable income in various jurisdictions. This includes net operating loss carryforwards of approximately $31.1 million for various state and local jurisdictions and $27.1 million for various foreign jurisdictions. The Company also had federal and state tax credit and other carryforwards of $181.9 million. The carryforwards expire principally between 2016 and 2035.

The Company does not provide for deferred taxes on the excess of financial reporting over tax basis on its investments in all of its foreign subsidiaries that are essentially permanent in duration. The earnings that are permanently reinvested were $2.1 billion as of January 31, 2016. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated due to the complexities associated with the hypothetical calculation.

Uncertain tax positions activity for each of the last three years was as follows:

(In millions)	2015	2014	2013
Balance at beginning of year	$244.5	$485.7	$197.9
Increase due to assumed Warnaco positions	—	—	142.8
Increases related to prior year tax positions	4.3	16.8	123.4
Decreases related to prior year tax positions	(12.5)	(239.3)	(3.2)
Increases related to current year tax positions	40.0	38.2	64.1
Lapses in statute of limitations	(44.6)	(36.3)	(38.3)
Effects of foreign currency translation	(4.9)	(20.6)	(1.0)
Balance at end of year	$226.8	$244.5	$485.7

The entire amount of uncertain tax positions as of January 31, 2016, if recognized, would reduce the future effective tax rate under current accounting provisions.

Interest and penalties related to uncertain tax positions are recorded in the Company’s income tax provision. Interest and penalties recognized in the Company’s Consolidated Income Statements for the years 2015, 2014 and 2013 totaled an expense of $0.9 million, a benefit of $(25.9) million and an expense of $15.3 million, respectively. Interest and penalties accrued in the Company’s Consolidated Balance Sheets as of January 31, 2016, February 1, 2015 and February 2, 2014 totaled $27.6 million,

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$28.6 million and $67.9 million, respectively. The Company recorded its liabilities for uncertain tax positions principally in accrued expenses and other liabilities in its Consolidated Balance Sheets.

The Company files income tax returns in the United States and in various foreign, state and local jurisdictions. With few exceptions, examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2005. It is reasonably possible that a reduction of uncertain tax positions in a range of $20.0 million to $30.0 million may occur within 12 months of January 31, 2016.

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

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of AOCI. The cash flows from such hedges are presented in the same category on the Company’s Consolidated Statements of Cash Flows as the items being hedged. No amounts were excluded from effectiveness testing. There was no ineffective portion of cash flow hedges in 2015 or 2014. In addition, the Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), including all of the foreign currency forward exchange contracts related to intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for the Company’s derivative financial instruments:

(In millions)	Asset Derivatives (Classified in Other Current Assets and Other Assets)		Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	2015	2014	2015	2014
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$24.9	$79.8	$1.7	$0.2
Interest rate contracts	—	0.6	20.6	15.3
Total contracts designated as cash flow hedges	24.9	80.4	22.3	15.5
Undesignated contracts:
Foreign currency forward exchange contracts (principally intercompany transactions)	19.3	30.6	0.1	1.1
Total undesignated contracts	19.3	30.6	0.1	1.1
Total	$44.2	$111.0	$22.4	$16.6

At January 31, 2016, the notional amount outstanding of foreign currency forward exchange contracts was $929.2 million. Such contracts expire principally between February 2016 and April 2017.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income		Gain (Loss) Reclassified from AOCI into Income (Expense)

(In millions)			Location	Amount
	2015	2014		2015	2014
Foreign currency forward exchange contracts (inventory purchases)	$36.3	$114.2	Cost of goods sold	$92.1	$10.2
Interest rate contracts	(9.4)	(16.7)	Interest expense	(3.7)	(6.4)
Total	$26.9	$97.5		$88.4	$3.8

A net gain in AOCI on foreign currency forward exchange contracts at January 31, 2016 of $41.5 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statement to costs of goods sold as the underlying inventory is purchased and sold. In addition, a net loss in AOCI for interest rate contracts at January 31, 2016 of $11.8 million is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange undesignated contracts:

	Gain Recognized in Income
(In millions)	Location	Amount
		2015	2014
Foreign currency forward exchange contracts (principally intercompany transactions)	Selling, general and administrative expenses	$4.7	$30.1

The Company had no derivative financial instruments with credit risk related contingent features underlying the related contracts as of January 31, 2016.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$44.2	N/A	$44.2	N/A	$110.4	N/A	$110.4
Interest rate contracts	N/A	—	N/A	—	N/A	0.6	N/A	0.6
Total Assets	N/A	$44.2	N/A	$44.2	N/A	$111.0	N/A	$111.0

Liabilities:
Foreign currency forward exchange contracts	N/A	$1.8	N/A	$1.8	N/A	$1.3	N/A	$1.3
Interest rate contracts	N/A	20.6	N/A	20.6	N/A	15.3	N/A	15.3
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$2.2	2.2	N/A	N/A	$4.0	4.0
Total Liabilities	N/A	$22.4	$2.2	$24.6	N/A	$16.6	$4.0	$20.6

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

Pursuant to the agreement governing the reacquisition of the rights in India to the Tommy Hilfiger trademarks (which the Company entered into in September 2011 in connection with its acquisition of its 50% ownership of TH India), the Company is required to make annual contingent purchase price payments based on a percentage of sales of Tommy Hilfiger products in India in excess of an agreed upon threshold during each of five consecutive 12-month periods (extended to a sixth consecutive 12-month period if the aggregate payments for the five 12-month periods are not at least $15.0 million, which will be the case). Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one-year period. The Company made annual contingent purchase price payments of $0.6 million, $0.6 million, $0.4 million and $0.2 million during 2015, 2014, 2013 and 2012, respectively. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such liability was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, changes in the fair value are included within selling, general and administrative expenses in the Company’s Consolidated Income Statements.

The following table presents the change in the Level 3 contingent purchase price payment liability during 2015 and 2014:

(In millions)	2015	2014
Balance at beginning of year	$4.0	$4.2
Payments	(0.6)	(0.6)
Adjustments included in earnings	(1.2)	0.4
Balance at end of year	$2.2	$4.0

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of January 31, 2016 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	35.0%
Approximate discount rate	15.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $0.2 million.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $0.2 million.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment) during 2015 and 2014, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
	Level 1	Level 2	Level 3
2015	N/A	N/A	$1.4	$1.4	$11.4
2014	N/A	N/A	$1.3	$1.3	$29.7

Long-lived assets with a carrying amount of $12.8 million were written down to a fair value of $1.4 million during 2015 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using current sales trends and market participant assumptions. The impairment charge of $11.4 million was included in selling, general and administrative expenses, of which $2.0 million was recorded in the Calvin Klein North America segment, $3.1 million was recorded in the Calvin Klein International segment and $6.3 million was recorded in the Tommy Hilfiger International segment.

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

Long-lived assets with a carrying amount of $5.8 million and goodwill of $11.9 million were written down to a fair value of zero during 2014 in connection with the exit from the Company’s Izod retail business. The impairment charge was included in selling, general and administrative expenses in the Heritage Brands Retail segment.

In connection with the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease. The estimated fair value of these guarantee obligations as of January 31, 2016 and February 1, 2015 was $1.9 million and $3.0 million, respectively, which was included in accrued

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expenses and other liabilities in the Company’s Consolidated Balance Sheets. The Company classifies these as Level 3 measurements. The fair value of such guarantee obligations was determined using the discounted cash flow method, based on the guaranteed lease payments, the estimated probability of lease extensions and estimates of the risk of default by the buyer of the Bass assets, and was discounted using rates of return that account for the relative risks of the estimated future cash flows.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt were as follows:

(In millions)	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$556.4	$556.4	$479.3	$479.3
Short-term borrowings	25.9	25.9	8.5	8.5
Long-term debt (including portion classified as current)	3,190.9	3,190.5	3,538.0	3,567.7

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable year. The Company classifies the measurement of its long-term debt as a Level 1 measurement.

12.      RETIREMENT AND BENEFIT PLANS

The Company has five qualified defined benefit pension plans as of January 31, 2016 covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five noncontributory plans as its “Pension Plans.” The Company also acquired as part of the Warnaco acquisition a defined benefit pension plan for certain of Warnaco’s former employees in Europe. This plan was not considered to be material for disclosure purposes for any period presented.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliations of the changes in the projected benefit obligation (Pension Plans and SERP Plans) and the accumulated benefit obligation (Postretirement Plans) for each of the last two years were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2015	2014	2015	2014	2015	2014
Balance at beginning of year	$734.8	$571.5	$98.5	$80.8	$18.1	$16.1
Service cost	29.9	19.4	5.6	4.5	—	—
Interest cost	27.8	28.5	3.7	4.0	0.6	0.8
Benefit payments	(49.1)	(29.1)	(10.1)	(4.7)	—	—
Benefit payments, net of retiree contributions	—	—	—	—	(1.9)	(2.1)
Medicare subsidy	—	—	—	—	0.0	0.1
Actuarial (gain) loss	(91.7)	144.5	(9.1)	13.9	(1.0)	3.2
Balance at end of year	$651.7	$734.8	$88.6	$98.5	$15.8	$18.1

In 2015, benefit payments from the Pension Plans reflect an increase in lump sum payments, as certain terminated vested participants were given a one-time opportunity to elect a lump sum payment of their accrued pension benefit from the Pension Plans if the lump sum value of their benefits did not exceed a specified limit. The actuarial gains in 2015 were due principally to increases in the discount rates. The actuarial losses in 2014 were due principally to decreases in the discount rates and updated mortality assumptions.

Reconciliations of the fair value of the assets held by the Pension Plans and the funded status for each of the last two years were as follows:

(In millions)	2015	2014
Fair value of plan assets at beginning of year	$654.8	$615.6
Actual (loss) return, net of plan expenses	(39.8)	65.6
Benefit payments	(49.1)	(29.1)
Company contributions	1.5	2.7
Fair value of plan assets at end of year	$567.4	$654.8
Funded status at end of year	$(84.3)	$(80.0)

Amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2015	2014	2015	2014	2015	2014
Current liabilities	$—	$—	$(7.5)	$(7.1)	$(1.9)	$(2.1)
Non-current liabilities	(84.3)	(80.0)	(81.1)	(91.4)	(13.9)	(16.0)
Net amount recognized	$(84.3)	$(80.0)	$(88.6)	$(98.5)	$(15.8)	$(18.1)

Pre-tax amounts in AOCI that, as of the end of each applicable fiscal year, had not yet been recognized as components of net benefit cost were as follows:

	Pension Plans		SERP Plans		Postretirement Plans
(In millions)	2015	2014	2015	2014	2015	2014
Prior service (cost) credit	$(0.0)	$(0.0)	$0.1	$0.1	$0.3	$0.6

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pre-tax amounts in AOCI as of January 31, 2016 expected to be recognized as components of net benefit cost in 2016 were as follows:

(In millions)	Pension Plans	SERP Plans	Postretirement Plan
Prior service (cost) credit	$(0.0)	$0.1	$0.3

The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while controlling future contributions. The assets of the Pension Plans are diversified among United States equities, international equities, fixed income investments and cash. The strategic target allocation for the majority of the Pension Plans as of January 31, 2016 was approximately 40% United States equities, 20% international equities and 40% fixed income investments and cash. Equity securities primarily include investments in large-, mid- and small-cap companies located in the United States and abroad. Fixed income securities include corporate bonds of companies from diversified industries, municipal bonds, collective funds and United States Treasury bonds. Actual investment allocations may vary from the Company’s target investment allocations due to prevailing market conditions.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In accordance with the fair value hierarchy described in Note 11, “Fair Value Measurements,” the following tables show the fair value of the total assets of the Pension Plans for each major category as of January 31, 2016 and February 1, 2015:

(In millions)		Fair Value Measurements as of January 31, 2016(8)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
United States equities(1)	$155.9	$155.9	$—	$—
International equities(1)	13.2	13.2	—	—
United States equity fund(2)	34.1	—	34.1	—
International equity funds(3)	101.8	68.4	33.4	—
Fixed income securities:
Government securities(4)	64.1	—	64.1	—
Corporate securities(4)	176.2	—	176.2	—
Short-term investment funds(5)	13.8	—	13.8	—
Total return mutual fund(6)	5.1	5.1	—	—
Subtotal	$564.2	$242.6	$321.6	$—
Other assets and liabilities(7)	3.2
Total	$567.4

(In millions)		Fair Value Measurements as of February 1, 2015(8)
Asset Category	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
United States equities(1)	$192.5	$192.5	$—	$—
International equities(1)	22.0	22.0	—	—
United States equity fund(2)	22.0	—	22.0	—
International equity funds(3)	115.0	77.2	37.8	—
Fixed income securities:
Government securities(4)	57.5	—	57.5	—
Corporate securities(4)	219.9	—	219.9	—
Short-term investment funds(5)	17.2	—	17.2	—
Total return mutual fund(6)	5.8	5.8	—	—
Subtotal	$651.9	$297.5	$354.4	$—
Other assets and liabilities(7)	2.9
Total	$654.8
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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3)
Valued at the net asset value of the funds, either as determined by the closing price in the active market in which the individual fund is traded and classified within Level 1, or as determined by a pricing vendor or the fund family and classified within Level 2. This category includes funds that invest in equities of companies outside of the United States.

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

The Company believes that there are no significant concentrations of risk within the plan assets as of January 31, 2016.

In 2015 and 2014, all of the Pension Plans had projected benefit obligations and accumulated benefit obligations in excess of plan assets. The balances were as follows:

(In millions, except plan count)	2015	2014
Number of plans with projected benefit obligations in excess of plan assets	5	5
Aggregate projected benefit obligation	$651.7	$734.8
Aggregate fair value of related plan assets	$567.4	$654.8

Number of plans with accumulated benefit obligations in excess of plan assets	5	5
Aggregate accumulated benefit obligation	$610.7	$694.3
Aggregate fair value of related plan assets	$567.4	$654.8

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of net benefit cost and other pre-tax amounts recognized in other comprehensive (loss) income in each of the last three years were as follows:

Net Benefit Cost Recognized in Selling, General and Administrative Expenses

	Pension Plans			SERP Plans			Postretirement Plans
(In millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost, including plan expenses	$30.6	$20.0	$19.2	$5.6	$4.5	$4.4	$—	$—	$0.1
Interest cost	27.8	28.5	26.4	3.7	4.0	3.6	0.6	0.8	0.9
Actuarial (gain) loss	(10.1)	121.8	(51.4)	(9.1)	13.9	2.1	(1.0)	3.2	(1.0)
Expected return on plan assets	(42.5)	(43.5)	(39.5)	—	—	—	—	—	—
Amortization of prior service cost (credit)	0.0	0.0	0.0	(0.1)	(0.1)	(0.1)	(0.4)	(0.8)	(0.8)
Curtailment gain	—	—	—	—	—	—	—	—	(2.2)
Total	$5.8	$126.8	$(45.3)	$0.1	$22.3	$10.0	$(0.8)	$3.2	$(3.0)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income

	Pension Plans			SERP Plans			Postretirement Plans
(In millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Prior service cost	$—	$0.0	$—	$—	$—	$—	$—	$—	$—
Amortization of prior service (cost) credit	(0.0)	(0.0)	(0.0)	0.1	0.1	0.1	0.4	0.8	0.8
(Income) loss recognized in other comprehensive (loss) income	$(0.0)	$(0.0)	$(0.0)	$0.1	$0.1	$0.1	$0.4	$0.8	$0.8

Currently, the Company expects to make contributions of approximately $6.4 million to the Pension Plans in 2016. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates. The expected benefit payments associated with the Pension Plans and SERP Plans, and expected benefit payments, net of retiree contributions, associated with the Postretirement Plans are as follows:

(In millions)			Postretirement Plans
Fiscal Year	Pension Plans	SERP Plans	Excluding Medicare Subsidy Receipts	Expected Medicare Subsidy Receipts
2016	$29.0	$7.4	$1.9	$0.0
2017	29.8	7.5	1.8	0.0
2018	30.7	7.1	1.7	0.0
2019	31.8	7.4	1.6	0.0
2020	32.9	8.3	1.5	0.0
2021-2025	183.7	49.1	5.9	0.1

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The medical health care cost trend rate assumed for 2016 is 6.74% and is assumed to decrease by approximately 0.19% per year through 2028. Thereafter, the rate assumed is 4.48%. If the assumed health care cost trend rate increased or decreased by 1%, the aggregate effect on the service and interest cost components of the net postretirement benefit cost for 2015 and on the accumulated postretirement benefit obligation at January 31, 2016 would be as follows:

(In millions)	1% Increase	1% Decrease
Impact on service and interest cost	$0.0	$(0.0)
Impact on year end accumulated postretirement benefit obligation	1.0	(0.9)

Significant weighted average rate assumptions used in determining the projected and accumulated benefit obligations at the end of each year and benefit cost in the following year were as follows:

	2015	2014	2013
Discount rate (applies to Pension Plans and SERP Plans)	4.72%	3.94%	5.07%
Discount rate (applies to Postretirement Plans)	4.28%	3.53%	5.07%
Rate of increase in compensation levels (applies to Pension Plans)	4.22%	4.28%	4.33%
Long-term rate of return on assets (applies to Pension Plans)	6.50%	6.75%	7.25%

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

The Company has savings and retirement plans and a supplemental savings plan for the benefit of its eligible employees in the United States who elect to participate. The Company matches a portion of employee contributions to the plans. The Company also has a defined contribution plan for certain employees associated with certain businesses acquired in the Tommy Hilfiger acquisition, whereby the Company pays a percentage of the contribution for the employee. The Company’s contributions to these plans were $18.2 million, $20.3 million and $21.8 million in 2015, 2014 and 2013, respectively.

13.    STOCKHOLDERS’ EQUITY

Acquisition of Treasury Shares

The Company’s Board of Directors authorized a $500.0 million three-year stock repurchase program effective June 3, 2015. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, restrictions under the Company’s debt arrangements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be modified, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

During 2015, the Company purchased approximately 1.3 million shares of its common stock in open market transactions for $126.2 million under the program. As of January 31, 2016, the repurchased shares were held as treasury stock and $373.8 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of vested restricted stock, restricted stock units and performance share units to satisfy tax withholding requirements.

Common Stock Issuance

On February 13, 2013, the Company issued 7.7 million shares of its common stock, par value $1.00 per share, as part of the consideration paid to the former stockholders of Warnaco in connection with the acquisition.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common Stock Dividends

During each of 2015, 2014 and 2013, the Company paid four $0.0375 per share cash dividends on its common stock.

14.    STOCK-BASED COMPENSATION

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

The Company may grant the following types of incentive awards under the 2006 Plan: (i) non-qualified stock options (“NQs”); (ii) incentive stock options (“ISOs”); (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares and performance share units (“PSUs”); and (vii) other stock-based awards. Each award granted under the 2006 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, performance period(s) and performance measure(s), and such other terms and conditions as the plan committee determines.

Through January 31, 2016, the Company has granted under the 2006 Plan (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable PSUs; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, with the exception of the Warnaco employee replacement awards discussed below, each share underlying a stock option award reduces the number available by one share and each share underlying a restricted stock award, RSU or PSU reduces the number available by two shares. Each share underlying a Warnaco employee replacement stock option, restricted stock, RSU or PSU reduces the number available by one share. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs outstanding under the 2003 Plan. Such stock options were granted with a per share exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Under the terms of the merger agreement in connection with the Warnaco acquisition, each outstanding award of stock options, restricted stock and restricted stock units made by Warnaco was assumed by the Company and converted into an award of the same type, and subject to the same terms and conditions, but payable in shares of Company common stock. The replacement stock options are generally exercisable in three equal annual installments commencing one year after the date of original grant and the replacement RSUs and restricted stock awards generally vest three years after the date of original grant, principally on a cliff basis. The Company accounted for the replacement awards as a modification of the existing awards. As such, a new fair value was assigned to the awards, a portion of which was included as part of the merger consideration. The merger consideration of $39.8 million was determined by multiplying the estimated fair value of the Warnaco awards outstanding at the effective time of the Warnaco acquisition, net of the estimated value of awards to be forfeited, by the proportionate amount of the vesting period that had lapsed as of the acquisition date. The remaining fair value, net of estimated forfeitures, was expensed over the awards’ remaining vesting periods.

Net income for 2015, 2014 and 2013 included $42.0 million, $48.7 million and $58.0 million, respectively, of pre-tax expense related to stock-based compensation, with recognized income tax benefits of $10.7 million, $12.7 million and $17.0 million, respectively.

Stock options currently outstanding, with the exception of the Warnaco employee replacement awards discussed above, are generally exercisable in four equal annual installments commencing one year after the date of grant. The vesting of such options outstanding is also generally accelerated upon retirement (as defined in the applicable plan). Such options are granted with a 10-year term.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed over the options’ vesting periods. At January 31, 2016, there was $11.5 million of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during 2015, 2014 and 2013 (with the exception of the Warnaco employee replacement stock options):

	2015	2014	2013
Weighted average risk-free interest rate	1.54%	2.15%	1.05%
Weighted average expected option term (in years)	6.25	6.25	6.22
Weighted average Company volatility	36.26%	44.12%	45.20%
Expected annual dividends per share	$0.15	$0.15	$0.15
Weighted average grant date fair value per option	$40.20	$56.21	$51.51

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

The following summarizes the assumptions used to estimate the fair value of the Warnaco employee stock options that were replaced on February 13, 2013:

Weighted average risk-free interest rate	0.24%
Weighted average expected option term (in years)	1.70
Weighted average Company volatility	29.40%
Expected annual dividends per share	$0.15
Weighted average grant date fair value per option	$40.60

Service-based stock option activity for the year was as follows:

(In thousands, except years and per option data)	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 1, 2015	1,472	$64.14	5.5	$70,737
Granted	175	107.18
Exercised	162	45.60
Cancelled	42	86.53
Outstanding at January 31, 2016	1,443	$70.79	5.3	$26,643
Exercisable at January 31, 2016	1,066	$56.40	4.2	$26,643

As of January 31, 2016, any service-based stock options that were outstanding but not yet exercisable had an intrinsic value of zero.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate grant date fair value of service-based options granted during 2015, 2014 and 2013 was $7.0 million, $7.9 million and $9.4 million, respectively. At the effective time of the Warnaco acquisition, the aggregate fair value of the Warnaco employee service-based options that were replaced during 2013 was $18.0 million.

The aggregate grant date fair value of service-based options that vested during 2015, 2014 and 2013 was $7.2 million, $9.8 million and $18.4 million, respectively.

The aggregate intrinsic value of service-based options exercised was $8.4 million, $15.6 million and $70.8 million in 2015, 2014 and 2013, respectively.

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

RSU activity for the year was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at February 1, 2015	640	$107.42
Granted	303	104.59
Vested	206	87.76
Cancelled	84	112.95
Non-vested at January 31, 2016	653	$111.61

The aggregate grant date fair value of RSUs granted during 2015, 2014 and 2013 was $31.7 million, $29.3 million and $29.3 million, respectively. At the effective time of the Warnaco acquisition, the aggregate fair value of the Warnaco employee RSUs that were replaced during 2013 was $14.5 million. The aggregate grant date fair value of RSUs vested during 2015, 2014 and 2013 was $18.1 million, $18.5 million and $18.1 million, respectively.

At January 31, 2016, there was $39.1 million of unrecognized pre-tax compensation expense, net of estimated forfeitures, related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.8 years.

The Company’s restricted stock awards consisted solely of awards to Warnaco employees that were replaced with Company restricted stock as of the effective time of the Warnaco acquisition. No other awards of restricted stock have been granted during 2015, 2014 or 2013. The fair value of restricted stock with respect to awards for which the vesting period had not lapsed as of the acquisition date was equal to the closing price of the Company’s common stock on February 12, 2013 and was expensed, net of forfeitures, over the vesting period.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted stock activity for the year was as follows:

(In thousands, except per share data)	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at February 1, 2015	20	$120.72
Granted	—	—
Vested	19	120.72
Cancelled	1	120.72
Non-vested at January 31, 2016	—	$—

At the effective time of the Warnaco acquisition, the aggregate fair value of the Warnaco employee restricted stock awards that were replaced during 2013 was $32.7 million. The aggregate grant date fair value of restricted stock vested during 2015, 2014 and 2013 was $2.4 million, $2.7 million and $26.0 million, respectively.

At January 31, 2016, there was no unrecognized pre-tax compensation expense related to non-vested restricted stock.

The Company granted contingently issuable PSUs to certain of the Company’s senior executives during the first quarter of each of 2012, 2013 and 2014. These awards were subject to achievement of an earnings per share and, in the case of the awards made in 2012, a return on equity goal for the two-year performance period beginning with the year of grant and a service period of one year beyond the certification of performance. For the awards granted in the first quarter of 2014, the two-year performance period has ended and the holders are not expected to earn any shares based on earnings per share growth over the performance period. For the awards granted in the first quarter of 2013, the holders earned an aggregate of 26,000 shares, which will vest and be paid out subject to and following the additional one-year service period. The holders of the awards granted in the first quarter of 2012 earned an aggregate of 54,000 shares, which were paid out in the first quarter of 2015. For such awards, the Company records expense ratably over each applicable vesting period based on fair value and the Company’s current expectations of the probable number of shares that will ultimately be issued. The fair value of these contingently issuable PSUs is equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable PSUs do not accrue dividends prior to the completion of the performance cycle.

The Company granted contingently issuable PSUs to certain of the Company’s executives during the second quarter of 2013 and to certain of the Company’s senior executives during the first quarter of 2015 subject to a three-year performance period. For the awards granted in the second quarter of 2013 and the first quarter of 2015, the final number of shares that will be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. The Company records expense ratably over the applicable vesting period, net of estimated forfeitures, regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted in the first quarter of 2015 and the second quarter of 2013 was established for each grant on the grant date using the Monte Carlo simulation model, which was based on the following assumptions:

	2015	2013
Risk-free interest rate	0.90%	0.34%
Expected Company volatility	29.10%	38.67%
Expected annual dividends per share	$0.15	$0.15
Grant date fair value per PSU	$101.23	$123.27

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

PSU activity for the year was as follows:

(In thousands, except per share data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at February 1, 2015	553	$119.95
Granted	46	101.23
Vested	54	88.52
Cancelled	52	122.17
Non-vested at January 31, 2016	493	$121.41

The aggregate grant date fair value of PSUs granted during 2015, 2014 and 2013 was $4.6 million, $10.4 million and $62.6 million, respectively. The aggregate grant date fair value of PSUs vested during 2015 and 2013 was $4.8 million and $25.4 million, respectively. No PSUs vested during 2014. PSUs in the above table and the aggregate grant date fair value amounts reflect (i) PSUs subject to market conditions at the target level, which is consistent with how expense will be recorded, regardless of the numbers of shares actually earned; and (ii) PSUs that are not subject to market conditions at the maximum level.

At January 31, 2016, based on the Company’s current estimate of the most likely number of shares that will ultimately be issued, there was $6.8 million of unrecognized pre-tax compensation expense related to non-vested PSUs, which is expected to be recognized over a weighted average period of 1.3 years.

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions were $10.2 million, $20.1 million and $69.7 million in 2015, 2014 and 2013, respectively. Of those amounts, $5.5 million, $11.0 million and $37.6 million, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

Total shares available for grant at January 31, 2016 amounted to 6.6 million shares.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in AOCI, net of related taxes, by component:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized (loss) gain on effective hedges	Total
Balance at February 2, 2014	$50.1	$1.0	$(8.8)	$42.3
Other comprehensive (loss) income before reclassifications	(548.3)	—	92.9	(455.4)
Less: Amounts reclassified from AOCI	(2.0)	0.6	4.8	3.4
Other comprehensive (loss) income	(546.3)	(0.6)	88.1	(458.8)
Balance at February 1, 2015	$(496.2)	$0.4	$79.3	$(416.5)
Other comprehensive (loss) income before reclassifications	(234.3)	—	33.1	(201.2)
Less: Amounts reclassified from AOCI	—	0.3	86.2	86.5
Other comprehensive loss	(234.3)	(0.3)	(53.1)	(287.7)
Balance at January 31, 2016	$(730.5)	$0.1	$26.2	$(704.2)

The following table presents reclassifications out of AOCI to earnings:

(In millions)	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Company’s Consolidated Income Statements
	2015	2014
Realized gain (loss) on effective hedges:
Foreign currency forward exchange contracts	$92.1	$10.2	Cost of goods sold
Interest rate contracts	(3.7)	(6.4)	Interest expense
Less: Tax effect	2.2	(1.0)	Income tax expense (benefit)
Total, net of tax	$86.2	$4.8

Amortization of retirement liability items:
Prior service credit	$0.5	$0.9	Selling, general and administrative expenses
Less: Tax effect	0.2	0.3	Income tax expense (benefit)
Total, net of tax	$0.3	$0.6

Foreign currency translation adjustments:
Deconsolidation of foreign subsidiaries and joint venture	$—	$(2.0)	Selling, general and administrative expenses
Less: Tax effect	—	—	Income tax expense (benefit)
Total, net of tax	$—	$(2.0)

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    LEASES

The Company leases retail locations, warehouses, showrooms, office space and equipment. The leases, excluding equipment leases, generally provide for the payment of real estate taxes and certain other occupancy expenses. Retail location leases generally are renewable and provide for the payment of percentage rentals based on location sales and other costs associated with the leased property.

At January 31, 2016, minimum annual rental commitments under non-cancelable leases were as follows:

(In millions)	Capital Leases	Operating Leases	Total
2016	$4.6	$436.6	$441.2
2017	3.7	376.7	380.4
2018	2.9	324.9	327.8
2019	1.7	275.6	277.3
2020	1.4	224.8	226.2
Thereafter	1.8	605.7	607.5
Total minimum lease payments	$16.1	$2,244.3	$2,260.4
Less: Amount representing interest	(1.5)
Present value of net minimum capital lease payments	$14.6

The Company’s retail location leases represent $1,578.0 million of the total minimum lease payments. The Company’s administrative offices and showrooms located in New York, New York represent $289.1 million of the total minimum lease payments. The Company’s corporate, finance and retail administrative offices located in Bridgewater, New Jersey represent $30.5 million of the total minimum lease payments. The Company’s Europe headquarters and showrooms, the largest of which are located in Amsterdam, the Netherlands, represent $137.4 million of the total minimum lease payments.

At January 31, 2016, aggregate future minimum rentals to be received under non-cancelable capital and operating subleases were $2.3 million and $14.8 million, respectively.

Rent expense was as follows:

(In millions)	2015	2014	2013
Minimum	$413.8	$434.5	$440.0
Percentage and other	146.7	158.8	159.8
Less: Sublease rental income	(4.6)	(4.9)	(5.4)
Total	$555.9	$588.4	$594.4

The gross book value of assets under capital leases, which are classified within property, plant and equipment in the Company’s Consolidated Balance Sheets, amounted to $25.1 million and $29.3 million as of January 31, 2016 and February 1, 2015, respectively. Accumulated amortization related to assets under capital leases amounted to $10.1 million and $10.7 million as of January 31, 2016 and February 1, 2015, respectively. The Company includes amortization of assets under capital leases in depreciation and amortization expense. The Company did not incur any expense in percentage rentals under capital leases during the years ended January 31, 2016 and February 1, 2015.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    EXIT ACTIVITY COSTS

Izod Retail Exit Costs

In connection with the Company’s exit in 2015 from the Izod retail business, the Company incurred certain costs related to severance and termination benefits, long-lived asset and goodwill impairments and lease/contract terminations. All expected costs related to the Company’s exit from the Izod retail business were incurred by the end of 2015. Such costs were as follows:

(In millions)	Costs Incurred During 2014	Costs Incurred During 2015	Cumulative Incurred
Severance, termination benefits and other costs	$2.4	$5.8	$8.2
Long-lived asset and goodwill impairments	17.7	—	17.7
Lease/contract termination and related costs	—	5.7	5.7
Total	$20.1	$11.5	$31.6

The above charges related to selling, general and administrative expenses of the Heritage Brands Retail segment. Please see Note 20, “Segment Data” for a further discussion of the Company’s reportable segments.

Please see Note 11, “Fair Value Measurements” and Note 5, “Goodwill and Other Intangible Assets” for further discussion of the long-lived asset and goodwill impairments reflected in the above table.

The liabilities at January 31, 2016 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/1/15	Costs Incurred During 2015	Costs Paid During 2015	Liability at 1/31/16
Severance, termination benefits and other costs	$2.3	$5.8	$7.4	$0.7
Lease/contract termination and related costs	—	5.7	5.7	—
Total	$2.3	$11.5	$13.1	$0.7

Warnaco Integration Costs

In connection with the Company’s acquisition of Warnaco in 2013 and the related integration and restructuring, the Company incurred certain costs related to severance and termination benefits, inventory liquidations and lease/contract terminations. All costs related to severance and termination benefits and lease/contract terminations expected to be incurred in connection with the acquisition of Warnaco and the related integration and restructuring were incurred by the end of 2015. Such costs were as follows:

(In millions)	Costs Incurred During 2013	Costs Incurred During 2014	Costs Incurred During 2015	Cumulative Incurred
Severance, termination benefits and other costs	$131.5	$23.7	$17.5	$172.7
Inventory liquidation costs	35.1	1.0	—	36.1
Lease/contract termination and related costs	42.0	25.3	1.6	68.9
Total	$208.6	$50.0	$19.1	$277.7

Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during 2015, $5.3 million related to selling, general and administrative expenses of the Calvin Klein North America segment, $2.4 million

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

related to selling, general and administrative expenses of the Calvin Klein International segment, $5.1 million related to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $6.3 million related to corporate expenses not allocated to any reportable segment. Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during 2014, $7.0 million related to selling, general and administrative expenses of the Calvin Klein North America segment, $24.7 million related to selling, general and administrative expenses of the Calvin Klein International segment, $10.3 million related to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $7.0 million related to corporate expenses not allocated to any reportable segment. Of the charges for severance, termination benefits and lease/contract termination and other costs incurred during 2013, $34.2 million related to selling, general and administrative expenses of the Calvin Klein North America segment, $76.4 million related to selling, general and administrative expenses of the Calvin Klein International segment, $22.3 million related to selling, general and administrative expenses of the Heritage Brands Wholesale segment and $40.6 million related to corporate expenses not allocated to any reportable segment. Inventory liquidation costs incurred during 2014 and 2013 were principally included in gross margin of the Company’s Calvin Klein North America and Calvin Klein International segments, respectively. Please see Note 20, “Segment Data” for a further discussion of the Company’s reportable segments.

The liabilities at January 31, 2016 related to these costs were principally recorded in accrued expenses in the Company’s Consolidated Balance Sheets and were as follows:

(In millions)	Liability at 2/1/15	Costs Incurred During 2015	Costs Paid During 2015	Liability at 1/31/16
Severance, termination benefits and other costs	$14.0	$17.5	$29.1	$2.4
Lease/contract termination and related costs	7.6	1.6	8.5	0.7
Total	$21.6	$19.1	$37.6	$3.1

18.    NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

(In millions, except per share data)	2015	2014	2013
Net income attributable to PVH Corp.	$572.4	$439.0	$143.5

Weighted average common shares outstanding for basic net income per common share	82.4	82.4	81.2
Weighted average impact of dilutive securities	0.7	0.9	1.4
Total shares for diluted net income per common share	83.1	83.3	82.6

Basic net income per common share attributable to PVH Corp.	$6.95	$5.33	$1.77

Diluted net income per common share attributable to PVH Corp.	$6.89	$5.27	$1.74

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

(In millions)	2015	2014	2013
Weighted average potentially dilutive securities	0.6	0.4	0.3

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of January 31, 2016, February 1, 2015 and February 2, 2014 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable year. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.9

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million, 0.9 million and 0.7 million as of January 31, 2016, February 1, 2015 and February 2, 2014, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

19.    NONCASH INVESTING AND FINANCING TRANSACTIONS

Omitted from the Company’s Consolidated Statement of Cash Flows for 2015 were capital expenditures related to property, plant and equipment of $24.5 million, which will not be paid until 2016. The Company paid $17.0 million in cash during 2015 related to property, plant and equipment that was acquired in 2014. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2014. The Company paid $13.6 million in cash during 2014 related to property, plant and equipment that was acquired in 2013. This amount was omitted from the Company’s Consolidated Statement of Cash Flows for 2013.

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statements of Cash Flows for 2015, 2014 and 2013 were $4.3 million, $4.2 million and $7.5 million, respectively, of assets acquired through capital leases.

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statement of Cash Flows for 2015 was $4.1 million of leasehold improvements paid for directly by the lessor as a lease incentive to the Company.

The Company recorded increases to goodwill of $51.7 million, $50.5 million and $51.0 million during 2015, 2014 and 2013, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during 2015, 2014 and 2013, the Company paid $50.7 million, $51.1 million and $52.8 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

The Company recorded during the first quarter of 2014 a loss of $17.5 million to write-off previously capitalized debt issuance costs in connection with the amendment and restatement of the 2013 facilities and the related redemption of its 7 3/8% senior notes due 2020.

Omitted from investments in unconsolidated affiliates in the Company’s Consolidated Statement of Cash Flows for 2014 were noncash increases in the investment balances related to the Company’s Calvin Klein Australia joint venture and Calvin Klein India joint venture of $3.7 million and $6.2 million, respectively, resulting from the deconsolidation of these entities during the first quarter of 2014. Please see Note 6, “Investments in Unconsolidated Affiliates,” and Note 7, “Redeemable Non-Controlling Interest,” for further discussion.

The Company recorded during the first quarter of 2013 a loss of $5.8 million to write-off previously capitalized debt issuance costs in connection with the modification and extinguishment of the 2011 facilities.

The Company issued during the first quarter of 2013 7.7 million shares of its common stock, par value $1.00 per share (of which 416 thousand shares were issued from treasury stock), as part of the consideration paid to the former stockholders of Warnaco in connection with the acquisition, which resulted in an increase in common stock of $7.3 million, an increase in additional paid in capital of $888.9 million and a decrease in treasury stock of $30.3 million. In addition, the Company issued awards valued at $39.8 million to replace outstanding stock awards made by Warnaco to its employees, which for accounting purposes are included in the total acquisition consideration. Also included in the acquisition consideration was the elimination of a $9.2 million pre-acquisition liability to Warnaco.

20.    SEGMENT DATA
The Company manages its operations through its operating divisions, which are presented as six reportable segments: (i) Calvin Klein North America; (ii) Calvin Klein International; (iii) Tommy Hilfiger North America; (iv) Tommy Hilfiger International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale in North America, primarily to department and specialty stores and e-commerce sites operated by key department store customers and pure play e-commerce retailers; (ii) operating retail stores, which are primarily located in

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

premium outlet centers in North America, and e-commerce sites in North America, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein, Calvin Klein Collection and Calvin Klein Platinum for a broad array of products and retail services in North America.

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing Calvin Klein branded apparel and related products at wholesale principally in Europe, Asia and Brazil, primarily to department and specialty stores, e-commerce sites operated by key department store customers and pure play e-commerce retailers, franchisees of Calvin Klein, distributors and licensees; (ii) operating retail stores and e-commerce sites in Europe, Asia and Brazil, which sell Calvin Klein branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names Calvin Klein Collection, Calvin Klein Platinum and Calvin Klein for a broad array of products and retail services outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Calvin Klein foreign affiliates in Australia and India.

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale in North America, primarily to department stores, principally Macy’s, Inc. and Hudson’s Bay Company, as well as e-commerce sites operated by key department store customers and pure play e-commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in North America, and e-commerce sites in North America, which sell Tommy Hilfiger branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products in North America.

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe, primarily to department and specialty stores, e-commerce sites operated by key department store customers and pure play e-commerce retailers, franchisees of Tommy Hilfiger, distributors and licensees; (ii) operating retail stores in Europe and Japan and international e-commerce sites, which sell Tommy Hilfiger branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Tommy Hilfiger foreign affiliates in Brazil, China, India and Australia.

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores and, to a lesser extent, e-commerce sites operated by key department store customers and pure play e-commerce retailers in North America of (i) dress shirts, neckwear and underwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear principally under the brand names Van Heusen, IZOD and ARROW; (iii) swimwear, fitness apparel, swim accessories and related products under the brand name Speedo; and (iv) women’s intimate apparel under the brand names Warner’s and Olga. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated Heritage Brands foreign affiliate in Australia.

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands Retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers in North America, which primarily sell apparel, accessories and related products under the brand names Van Heusen and IZOD. The Company exited the Izod retail business in the third quarter of 2015 but continues to sell a limited selection of IZOD Golf apparel in some of its Van Heusen retail stores. The Company also sells products under the brand name Warner’s on a limited basis in its Van Heusen retail stores. This segment also derived revenue through the third quarter of 2013 under the brand names Bass and G.H. Bass & Co., principally from operating outlet stores.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present summarized information by segment:

(In millions)	2015	(1)	2014	2013
Revenue – Calvin Klein North America
Net sales	$1,457.0		$1,391.1	$1,316.8
Royalty revenue	133.7		115.6	113.9
Advertising and other revenue	44.0		44.1	41.9
Total	1,634.7		1,550.8	1,472.6

Revenue – Calvin Klein International
Net sales	1,183.4		1,198.8	1,186.9	(2)
Royalty revenue	78.2		78.6	76.8
Advertising and other revenue	26.3		30.6	30.3
Total	1,287.9		1,308.0	1,294.0

Revenue – Tommy Hilfiger North America
Net sales	1,567.6		1,595.6	1,505.6
Royalty revenue	42.4		30.2	27.6
Advertising and other revenue	12.7		10.0	9.0
Total	1,622.7		1,635.8	1,542.2

Revenue – Tommy Hilfiger International
Net sales	1,693.6		1,886.1	1,834.9
Royalty revenue	49.3		56.2	51.7
Advertising and other revenue	3.9		3.7	4.5
Total	1,746.8		1,946.0	1,891.1

Revenue – Heritage Brands Wholesale
Net sales	1,387.6		1,425.1	1,420.3
Royalty revenue	19.0		17.2	16.4
Advertising and other revenue	2.9		2.7	2.8
Total	1,409.5		1,445.0	1,439.5

Revenue – Heritage Brands Retail
Net sales	316.3		352.4	541.7	(3)
Royalty revenue	2.2		2.7	4.3
Advertising and other revenue	0.2		0.5	1.0
Total	318.7		355.6	547.0

Total Revenue
Net sales	7,605.5		7,849.1	7,806.2
Royalty revenue	324.8		300.5	290.7
Advertising and other revenue	90.0		91.6	89.5
Total(4)	$8,020.3		$8,241.2	$8,186.4

(1)
Revenue in 2015 was significantly impacted by the strengthening of the United States dollar against other currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for a further discussion.

(2)	Includes $30.0 million of sales returns from certain wholesale customers in Asia in connection with the Company’s initiative to reduce excess inventory levels.

(3) Includes net sales of $175.6 million in 2013 related to the Bass business, which was sold in the fourth quarter of 2013.

(4)	No single customer accounted for more than 10% of the Company’s revenue in 2015, 2014 or 2013.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2015	(1)	2014		2013
Income before interest and taxes – Calvin Klein North America	$226.4	(3)	$225.6	(8)	$167.0	(12)

Income (loss) before interest and taxes – Calvin Klein International	186.6	(3)	118.7	(8)(10)	(60.7)	(12)

Income before interest and taxes – Tommy Hilfiger North America	173.9	(4)	242.9		242.5	(14)

Income before interest and taxes – Tommy Hilfiger International	224.7		261.2		260.5	(14)

Income before interest and taxes – Heritage Brands Wholesale	90.4	(3)(5)	96.6	(8)	114.4	(12)

Loss before interest and taxes – Heritage Brands Retail	(3.4)	(6)	(24.8)	(9)	(24.4)	(13)

Loss before interest and taxes – Corporate(2)	(138.1)	(3)(7)	(390.3)	(8)(11)	(185.9)	(12)(15)

Income before interest and taxes	$760.5		$529.9		$513.4

(1)
Income (loss) before interest and taxes for 2015 was significantly impacted by the strengthening of the United States dollar against other currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for a further discussion.

(2)
Includes corporate expenses not allocated to any reportable segments, as well as the Company’s proportionate share of the net income or loss of its investment in Karl Lagerfeld. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s pension and other postretirement plans. Actuarial gains (losses) from the Company’s United States pension and other postretirement plans totaled $20.2 million, $(138.9) million and $52.5 million in 2015, 2014 and 2013, respectively.

(3)
Income (loss) before interest and taxes for 2015 includes costs of $73.4 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $8.3 million in Calvin Klein North America; $12.9 million in Calvin Klein International; $8.1 million in Heritage Brands Wholesale and $44.1 million in corporate expenses not allocated to any reportable segments.

(4) Income before interest and taxes for 2015 includes costs of $3.2 million in connection with licensing to G-III Apparel Group, Ltd. (“G-III”) the Tommy Hilfiger womenswear wholesale business in the United States and Canada.

(5)
Income before interest and taxes for 2015 includes costs of $16.5 million principally related to the discontinuation of several licensed product lines in the Company’s Heritage Brands dress furnishings business.

(6)	Loss before interest and taxes for 2015 includes costs of $10.3 million related to the operation of and exit from the Company’s Izod retail business.

(7)	Loss before interest and taxes for 2015 includes a one-time gain of $2.2 million recorded in connection with the Company’s 10% economic interest in Karl Lagerfeld.

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

(9)	Loss before interest and taxes for 2014 includes costs of $21.0 million associated with the exit from the Company’s Izod retail business, the majority of which was noncash impairment charges.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10)
Income before interest and taxes for 2014 includes a net gain of $8.0 million associated with the deconsolidation of certain Calvin Klein subsidiaries in Australia and the Company’s previously consolidated Calvin Klein joint venture in India. Please see Note 6, “Investments in Unconsolidated Affiliates” and Note 7, “Redeemable Non-Controlling Interest” for further discussions.

(11)
Loss before interest and taxes for 2014 includes costs of $93.1 million associated with the Company’s amendment and restatement of the 2013 facilities and the related redemption of its 7 3/8% senior notes due 2020. Please see Note 8, “Debt,” for a further discussion.

(12)
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

(13)	Loss before interest and taxes for 2013 includes a loss of $20.2 million associated with the sale of substantially all of the assets of the Company’s Bass business.

(14)
Income before interest and taxes for 2013 includes income of $24.3 million related to the amendment of an unfavorable contract. A liability was recorded for such unfavorable contract at the time of the Tommy Hilfiger acquisition in 2010. The amendment executed in the third quarter of 2013 adjusted the contract terms thereby reducing the amount by which the contract was unfavorable and resulted in a reduction of the liability, amounting to $24.3 million. Such income was included in the Company’s segments as follows: $12.0 million in Tommy Hilfiger North America and $12.3 million in Tommy Hilfiger International.

(15)	Loss before interest and taxes for 2013 includes costs of $40.4 million associated with the Company’s debt modification and extinguishment. Please see Note 8, “Debt,” for a further discussion.

Intersegment transactions primarily consist of transfers of inventory principally from the Heritage Brands Wholesale segment to the Heritage Brands Retail segment, the Calvin Klein North America segment and the Tommy Hilfiger North America segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage on ending inventory is eliminated principally in the Heritage Brands Retail segment and the Calvin Klein North America segment.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2015	2014	2013
Identifiable Assets
Calvin Klein North America	$1,935.7	$1,834.9	$1,792.1
Calvin Klein International	2,752.8	2,819.9	2,975.7
Tommy Hilfiger North America	1,222.8	1,258.6	1,207.2
Tommy Hilfiger International	3,213.1	3,255.8	3,741.4
Heritage Brands Wholesale	1,297.0	1,342.7	1,399.5
Heritage Brands Retail	76.1	91.9	128.2
Corporate	198.9	221.1	182.1
Total	$10,696.4	$10,824.9	$11,426.2
Depreciation and Amortization
Calvin Klein North America	$43.3	$38.0	$61.8
Calvin Klein International	61.1	58.6	100.9
Tommy Hilfiger North America	35.4	31.9	29.5
Tommy Hilfiger International	87.0	87.4	82.6
Heritage Brands Wholesale	15.3	14.6	19.0
Heritage Brands Retail	5.2	7.2	11.2
Corporate	10.1	7.0	8.6
Total	$257.4	$244.7	$313.6
Identifiable Capital Expenditures(1)
Calvin Klein North America	$55.1	$52.1	$35.5
Calvin Klein International	70.6	49.9	42.7
Tommy Hilfiger North America	36.1	38.9	47.0
Tommy Hilfiger International	83.2	93.2	91.7
Heritage Brands Wholesale	14.6	10.2	7.4
Heritage Brands Retail	4.4	8.2	14.3
Corporate	7.3	6.7	7.9
Total	$271.3	$259.2	$246.5

(1)
Capital expenditures in 2015 included $24.5 million of accruals that will not be paid until 2016. Capital expenditures in 2014 included $17.0 million of accruals that were not paid until 2015. Capital expenditures in 2013 included $13.6 million of accruals that were not paid until 2014.

Property, plant and equipment, net based on the location where such assets are held, was as follows:

(In millions)	2015 (1)	2014	2013
Domestic	$419.1	$388.6	$373.1
Canada	31.8	38.3	36.8
Europe (2)	221.6	230.2	224.2
Asia	57.9	53.1	63.9
Other foreign	14.2	15.5	14.1
Total	$744.6	$725.7	$712.1

(1)
Property, plant and equipment, net as of January 31, 2016 was significantly impacted by the strengthening of the United States dollar against other currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for a further discussion.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)
Property, plant and equipment, net as of January 31, 2016 did not include $14.7 million related to a building in Amsterdam, the Netherlands, as during the fourth quarter of 2015 the Company entered into an agreement to sell the building. Please see Note 3, “Assets Held For Sale,” for a further discussion.

Revenue, based on location of origin, was as follows:

(In millions)	2015 (1)	2014	2013
Domestic	$4,406.2	$4,404.8	$4,433.9
Canada	454.2	468.5	454.0
Europe	2,130.8	2,304.9	2,261.4
Asia	785.3	779.3	742.3
Other foreign	243.8	283.7	294.8
Total	$8,020.3	$8,241.2	$8,186.4

(1)
Revenue in 2015 was significantly impacted by the strengthening of the United States dollar against other currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for a further discussion.

21.    GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant currently occupying space previously leased by the Company. The maximum amount guaranteed as of January 31, 2016 was approximately $3.4 million, which is subject to exchange rate fluctuation. The Company has the right to seek recourse of approximately $2.1 million as of January 31, 2016, which is subject to exchange rate fluctuation. The guarantee expires on May 19, 2016. The estimated fair value of this guarantee obligation was immaterial as of January 31, 2016 and February 1, 2015.

In connection with the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease. The maximum amount guaranteed for all leases as of January 31, 2016 was $39.4 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The estimated fair value of these guarantee obligations as of January 31, 2016 and February 1, 2015 was $1.9 million and $3.0 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Please see Note 11, “Fair Value Measurements,” for a further discussion.

In connection with the Company’s investments in PVH Australia and CK India, the Company has guaranteed a portion of the entities’ debt and other obligations. The maximum amount guaranteed as of January 31, 2016 was approximately $7.6 million, which is subject to exchange rate fluctuation. The guarantees are in effect for the entire terms of the respective obligations. The estimated fair value of these guarantee obligations was immaterial as of January 31, 2016.

The Company has certain other guarantees whereby it guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

22.    OTHER COMMENTS

Included in accrued expenses in the Company’s Consolidated Balance Sheets are certain wholesale sales allowance accruals of $112.6 million and $104.8 million as of January 31, 2016 and February 1, 2015, respectively.

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

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table presents the activity related to the Company’s asset retirement obligations for each of the last two years:

(In millions)	2015	2014
Balance at beginning of year	$16.2	$16.5
Liabilities incurred	4.4	2.7
Liabilities settled (payments)	(2.2)	(1.6)
Accretion expense	0.4	0.4
Revisions in estimated cash flows	(0.5)	(0.1)
Currency translation adjustment	(0.4)	(1.7)
Balance at end of year	$17.9	$16.2

The Company is a party to certain litigation which, in management’s judgment, based in part on the opinions of legal counsel, will not have a material adverse effect on the Company’s financial position.

23.    SUBSEQUENT EVENTS (UNAUDITED)

The Company announced on February 2, 2016 that it had entered into a definitive agreement to acquire the 55% of TH Asia that it does not already own. The purchase price for the shares is approximately $172 million, net of cash expected to be acquired of approximately $100 million, subject to adjustment. The closing, which is subject to customary conditions and regulatory approval, is expected to occur late in the first quarter or early in the second quarter of 2016.

PVH CORP.

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
(In millions, except per share data)

The following table sets forth selected quarterly financial data (unaudited) for the corresponding thirteen week periods of the fiscal years presented:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2015 (1),(2),(3)	2014 (9),(10),(11)	2015 (1),(2),(3),(4),(5)	2014 (9),(12)	2015 (1),(2),(3),(4)	2014 (9),(12),(13)	2015 (1),(2),(3),(4),(6),(7),(8)	2014 (9),(12),(14),(15)
Total revenue	$1,879.3	$1,963.7	$1,864.0	$1,975.6	$2,164.5	$2,233.1	$2,112.5	$2,068.8
Gross profit	985.6	1,033.2	1,002.1	1,054.7	1,101.0	1,167.5	1,072.9	1,071.3
Net income attributable to PVH Corp.	114.1	35.3	102.2	126.5	221.9	225.7	134.2	51.5
Basic net income per common share attributable to PVH Corp.	1.38	0.43	1.24	1.54	2.69	2.74	1.64	0.62
Diluted net income per common share attributable to PVH Corp.	1.37	0.42	1.22	1.52	2.67	2.71	1.63	0.62
Price range of stock per common share
High	113.84	128.70	118.27	133.89	120.67	130.00	96.16	129.17
Low	93.80	114.10	102.12	107.50	87.12	107.05	64.16	109.00

(1)
The first, second, third and fourth quarters of 2015 included pre-tax costs of $18.8 million, $13.1 million, $18.9 million and $22.6 million, respectively, associated with the Company’s integration of Warnaco and the related restructuring.

(2)
The first, second, third and fourth quarters of 2015 included pre-tax costs of $0.5 million, $5.8 million, $2.8 million and $1.2 million, respectively, related to the operation of and exit from the Company’s Izod retail business.

(3)
The first, second, third and fourth quarters of 2015 included tax benefits of $2.3 million, $0.7 million, $18.5 million and $1.8 million, respectively, associated with discrete items primarily related to the resolution of uncertain tax positions.

(4)
The second, third and fourth quarters of 2015 included pre-tax costs of $3.3 million, $13.1 million and $0.1 million, respectively, principally related to the discontinuation of several licensed product lines in the Company’s Heritage Brands dress furnishings business.

(5)	The second quarter of 2015 included a pre-tax gain of $2.2 million recorded on the Company’s equity investment in Karl Lagerfeld.

(6)	The fourth quarter of 2015 included a pre-tax actuarial gain of $20.2 million from the Company’s pension and other postretirement plans.

(7)	The fourth quarter of 2015 included pre-tax costs of $3.2 million associated with licensing to G-III the Tommy Hilfiger womenswear wholesale business in the United States and Canada.

(8)	The fourth quarter of 2015 included tax benefits of $11.2 million associated with discrete items related to the impact of recently enacted tax law and tax rate changes on deferred taxes.

(9)
The first, second, third and fourth quarters of 2014 included pre-tax costs of $32.6 million, $44.0 million, $29.1 million and $33.7 million, respectively, associated with the Company’s integration of Warnaco and the related restructuring.

(10)
The first quarter of 2014 included a net gain of $8.0 million associated with the deconsolidation of certain Calvin Klein subsidiaries in Australia and the Company’s previously consolidated Calvin Klein joint venture in India.

(11)
The first quarter of 2014 included pre-tax costs of $93.1 million associated with the Company’s amendment and restatement of the 2013 facilities and the related redemption of its 7 3/8% senior notes due 2020.

(12)
The second, third and fourth quarters of 2014 included tax benefits of $30.0 million, $15.3 million and $36.6 million, respectively, associated with discrete items primarily related to the resolution of uncertain tax positions.

(13)	The third quarter of 2014 included a tax benefit of $9.6 million associated with non-recurring discrete items primarily related to the Warnaco integration.

(14)	The fourth quarter of 2014 included pre-tax costs of $21.0 million associated with the exit from the Company’s Izod retail business, the majority of which was noncash impairment charges.

(15)	The fourth quarter of 2014 included a pre-tax actuarial loss of $138.9 million from the Company’s pension and other postretirement plans.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2016.

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

/s/ EMANUEL CHIRICO	/s/ MICHAEL SHAFFER

Emanuel Chirico	Michael Shaffer
Chairman and Chief Executive Officer	Executive Vice President and Chief
March 25, 2016	Operating & Financial Officer
March 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PVH Corp.

We have audited PVH Corp.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PVH Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PVH Corp. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PVH Corp. as of January 31, 2016 and February 1, 2015, and the related consolidated income statements, statements of comprehensive income (loss), statements of changes in stockholders’ equity and redeemable non-controlling interest and statements of cash flows for each of the three years in the period ended January 31, 2016 of PVH Corp. and our report dated March 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PVH Corp.

We have audited the accompanying consolidated balance sheets of PVH Corp. as of January 31, 2016 and February 1, 2015, and the related consolidated income statements, statements of comprehensive income (loss), statements of changes in stockholders' equity and redeemable non-controlling interest and statements of cash flows for each of the three years in the period ended January 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVH Corp. at January 31, 2016 and February 1, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PVH Corp.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 25, 2016

PVH CORP.

FIVE YEAR FINANCIAL SUMMARY
(In millions, except per share data, percents and ratios)

	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Summary of Operations
Revenue	$8,020.3	$8,241.2	$8,186.4	$6,043.0	$5,890.6
Cost of goods sold, expenses and other income items	7,259.8	7,711.3	7,673.0	5,382.7	5,399.4
Income before interest and taxes	760.5	529.9	513.4	660.3	491.2
Interest expense, net	113.0	138.5	184.7	117.2	128.1
Income tax expense (benefit)	75.1	(47.5)	185.3	109.3	87.4
Net loss attributable to redeemable non-controlling interest	—	(0.1)	(0.1)	—	—
Net income attributable to PVH Corp.	$572.4	$439.0	$143.5	$433.8	$275.7
Per Share Statistics
Basic net income per common share attributable to PVH Corp.	$6.95	$5.33	$1.77	$5.98	$3.86
Diluted net income per common share attributable to PVH Corp.	6.89	5.27	1.74	5.87	3.78
Dividends paid per common share	0.15	0.15	0.15	0.15	0.15
Stockholders’ equity per equivalent common share(6)	55.86	52.89	52.76	44.61	37.59
Financial Position
Current assets (7)	$2,812.6	$2,785.8	$2,843.5	$2,398.7	$1,685.6
Current liabilities (including short-term borrowings and current portion of long-term debt) (7)	1,527.2	1,428.1	1,551.2	1,162.4	1,043.9
Working capital (7)	1,285.4	1,357.7	1,292.3	1,236.3	641.7
Total assets (7)	10,696.4	10,824.9	11,426.2	7,699.0	6,703.4
Capital leases	14.6	18.1	25.3	31.1	26.8
Long-term debt	3,054.3	3,438.7	3,878.2	2,211.6	1,832.9
Stockholders’ equity	4,552.3	4,364.3	4,335.2	3,252.6	2,715.4
Other Statistics
Total debt to total capital(8)	41.5%	45.0%	48.0%	41.9%	41.7%
Net debt to net capital(9)	37.0%	41.4%	44.0%	30.8%	38.6%
Current ratio	1.8	2.0	1.8	2.1	1.6

(1)
2015 includes (a) pre-tax costs of $73.4 million associated with the integration of Warnaco and the related restructuring; (b) pre-tax costs of $10.3 million related to the operation of and exit from the Izod retail business; (c) pre-tax costs of $16.5 million principally related to the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business; (d) a pre-tax gain of $2.2 million recorded in connection with the equity investment in Karl Lagerfeld; (e) a pre-tax actuarial gain of $20.2 million on pension and other postretirement plans; (f) pre-tax costs of $3.2 million in connection with licensing to G-III the Tommy Hilfiger womenswear wholesale business in the U.S. and Canada; and (g) discrete tax benefits of $34.5 million primarily related to the resolution of uncertain tax positions and the impact of recently enacted tax law and tax rate changes on deferred taxes.

(2)
2014 includes (a) pre-tax costs of $139.4 million associated with the integration of Warnaco and the related restructuring; (b) a net gain of $8.0 million associated with the deconsolidation of certain Calvin Klein subsidiaries in Australia and the previously consolidated Calvin Klein joint venture in India; (c) pre-tax costs of $93.1 million associated with the amendment and restatement of the Company’s senior secured credit facilities and redemption of its 7 3/8% senior notes due 2020; (d) pre-tax costs of $21.0 million associated with the exit from the Izod retail business; (e) a pre-tax actuarial loss of $138.9 million on pension and other postretirement plans; and (f) discrete tax benefits of $91.5 million primarily related to Warnaco integration activities and the resolution of uncertain tax positions.

(3)
2013 includes (a) pre-tax costs of $469.7 million associated with the acquisition and integration of Warnaco and the related restructuring; (b) pre-tax costs of $40.4 million associated with the debt modification and extinguishment; (c) pre-tax income of $24.3 million due to the amendment of an unfavorable contract; (d) a pre-tax loss of $20.2 million associated with the sale of substantially all of the assets of the Bass business; (e) a pre-tax actuarial gain of $52.5 million on pension and other postretirement plans; (f) pre-tax interest expense of $0.8 million incurred prior to the Warnaco acquisition closing date related to the $700.0 million of senior notes issued to fund the acquisition; (g) a net tax expense of $5.2 million associated with non-recurring discrete items related to the Warnaco acquisition; and (h) a tax expense of $120.0 million related to an increase to a previously established liability for an uncertain tax position related to European and United States transfer pricing arrangements.

(4)
2012 includes (a) pre-tax costs of $20.5 million associated with the integration of Tommy Hilfiger and the related restructuring; (b) pre-tax costs of $42.6 million associated with the acquisition of Warnaco; (c) a pre-tax actuarial loss of $28.1 million on pension and other postretirement plans; (d) pre-tax interest expense of $3.7 million incurred in the fourth quarter related to the $700.0 million of senior notes issued that quarter; and (e) a tax benefit of $14.0 million resulting from the recognition of previously unrecognized net operating loss assets and tax credits.

(5)
2011 includes (a) pre-tax costs of $69.5 million associated with the integration of Tommy Hilfiger and the related restructuring; (b) pre-tax costs of $8.1 million related to the negotiated early termination of the Company’s license to market sportswear under the Timberland brand and its exit from the Izod women’s wholesale sportswear business; (c) a pre-tax expense of $20.7 million recorded in connection with the reacquisition of the rights to the Tommy Hilfiger trademarks in India that had been subject to a perpetual license; (d) pre-tax costs of $16.2 million associated with the modification of the Company’s senior secured credit facility; (e) a pre-tax actuarial loss of $76.1 million on pension and other postretirement plans; and (f) a tax benefit of $5.4 million resulting from the revaluation of certain deferred tax liabilities in connection with a decrease in the tax rate in Japan.

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

(7)
Amounts have been adjusted to reflect the retrospective application of the FASB guidance related to the reclassification of deferred taxes, which was early adopted by the Company in the fourth quarter of 2015. Please see Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a further discussion.

(8)	Total capital equals total debt (including capital leases) and stockholders’ equity.

(9)	Net debt and net capital equal total debt (including capital leases) and total capital reduced by cash.

SCHEDULE II

PVH CORP.

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C			Column D		Column E
		Additions Charged to Costs and Expenses	Additions Charged to Other Accounts
	Balance at Beginning of Period						Balance at End of Period

Description					Deductions	(d)
Year Ended January 31, 2016
Allowance for doubtful accounts	$19.0	$5.1	$—		$6.0	(c)	$18.1
Allowance/accrual for operational chargebacks and customer markdowns (a)	273.3	554.4	—		535.8		291.9
Total	292.3	559.5	—		541.8		310.0
Year Ended February 1, 2015
Allowance for doubtful accounts	$26.4	$5.4	$—		$12.8	(c)	$19.0
Allowance/accrual for operational chargebacks and customer markdowns (a)	250.6	547.0	—		524.3		273.3
Total	277.0	552.4	—		537.1		292.3
Year Ended February 2, 2014
Allowance for doubtful accounts	$16.1	$12.0	$3.7	(b)	$5.4	(c)	$26.4
Allowance/accrual for operational chargebacks and customer markdowns (a)	151.1	498.1	28.2	(b)	426.8		250.6
Total	167.2	510.1	31.9		432.2		277.0

(a)	Contains activity associated with the wholesale sales allowance accrual included in accrued expenses. Please see Note 22, “Other Comments” for specified amounts.

(b)	Principally due to the acquisition of Warnaco in 2013.

(c)	Principally accounts written off as uncollectible, net of recoveries.

(d)	Includes changes due to foreign currency translation.