Form 10-Q
period 2016-05-01
PVH CORP. /DE/
filed 2016-06-06
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	May 1, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of May 31, 2016 was 80,856,451.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions; (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost escalation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (vii) acquisitions and issues arising with acquisitions and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (ix) our results could be adversely affected by the strengthening of the United States dollar against major foreign currencies in which we transact business; and (x) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements
PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended
	May 1,	May 3,
	2016	2015
Net sales	$1,817.7	$1,785.1
Royalty revenue	77.1	74.2
Advertising and other revenue	23.0	20.0
Total revenue	1,917.8	1,879.3
Cost of goods sold (exclusive of depreciation and amortization)	910.9	893.7
Gross profit	1,006.9	985.6
Selling, general and administrative expenses	865.2	814.9
Gain to write-up equity investment in joint venture to fair value	153.1	—
Equity in net (loss) income of unconsolidated affiliates	(0.2)	6.1
Income before interest and taxes	294.6	176.8
Interest expense	29.9	30.9
Interest income	0.9	1.1
Income before taxes	265.6	147.0
Income tax expense	34.0	32.9
Net income	231.6	114.1
Basic net income per common share	$2.85	$1.38
Diluted net income per common share	$2.83	$1.37
Dividends declared per common share	$0.0750	$0.0750

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 1,	May 3,
	2016	2015

Net income	$231.6	$114.1
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) expense of $(0.0) and $0.0	184.3	(15.3)
Amortization of prior service credit related to pension and postretirement plans, net of tax benefit of $0.0 and $0.0	(0.1)	(0.1)
Net unrealized and realized loss related to effective hedges, net of tax benefit of $5.9 and $0.9	(54.9)	(16.9)
Total other comprehensive income (loss)	129.3	(32.3)
Total comprehensive income	$360.9	$81.8

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	May 1,	January 31,	May 3,
	2016	2016	2015
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$365.1	$556.4	$419.3
Trade receivables, net of allowances for doubtful accounts of $21.1, $18.1 and $18.9	661.5	657.2	733.6
Other receivables	22.8	28.7	31.8
Inventories, net	1,281.4	1,322.3	1,173.3
Prepaid expenses	154.5	150.5	162.6
Other	42.9	89.4	102.7
Total Current Assets	2,528.2	2,804.5	2,623.3
Property, Plant and Equipment, net	749.9	744.6	720.9
Goodwill	3,572.3	3,219.3	3,261.0
Tradenames	2,841.2	2,802.6	2,826.2
Other Intangibles, net	967.5	843.8	931.4
Other Assets, including deferred taxes of $17.1, $12.2 and $17.7	226.0	259.0	286.9
Total Assets	$10,885.1	$10,673.8	$10,649.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$497.7	$636.1	$411.7
Accrued expenses	706.2	696.3	683.0
Deferred revenue	23.3	32.3	22.3
Short-term borrowings	41.0	25.9	10.6
Current portion of long-term debt	126.7	136.6	99.3
Total Current Liabilities	1,394.9	1,527.2	1,226.9
Long-Term Debt	2,991.6	3,031.7	3,362.8
Other Liabilities, including deferred taxes of $880.1, $836.4 and $893.3	1,636.3	1,562.6	1,615.5
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 83,665,468; 83,545,818 and 83,366,852 shares issued	83.6	83.5	83.4
Additional paid in capital - common stock	2,832.9	2,822.5	2,782.1
Retained earnings	2,786.6	2,561.2	2,109.2
Accumulated other comprehensive loss	(574.9)	(704.2)	(448.8)
Less: 2,680,402; 2,057,850 and 688,450 shares of common stock held in treasury, at cost	(265.9)	(210.7)	(81.4)
Total Stockholders’ Equity	4,862.3	4,552.3	4,444.5
Total Liabilities and Stockholders’ Equity	$10,885.1	$10,673.8	$10,649.7

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirteen Weeks Ended
	May 1,	May 3,
	2016	2015
OPERATING ACTIVITIES
Net income	$231.6	$114.1
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	70.6	61.0
Equity in net loss (income) of unconsolidated affiliates	0.2	(6.1)
Deferred taxes	0.5	(0.6)
Stock-based compensation expense	10.3	8.5
Gain to write-up equity investment in joint venture to fair value	(153.1)	—
Changes in operating assets and liabilities:
Trade receivables, net	12.7	(28.8)
Inventories, net	90.1	83.4
Accounts payable, accrued expenses and deferred revenue	(174.0)	(194.8)
Prepaid expenses	2.6	(29.9)
Other, net	17.7	53.6
Net cash provided by operating activities	109.2	60.4
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(158.0)	—
Purchase of property, plant and equipment	(45.9)	(48.5)
Contingent purchase price payments	(12.8)	(11.9)
Change in restricted cash	—	20.2
Investments in unconsolidated affiliates	(1.5)	(22.4)
Net cash used by investing activities	(218.2)	(62.6)
FINANCING ACTIVITIES(1)
Net proceeds from short-term borrowings	15.1	2.1
Repayment of 2014 facilities	(51.9)	(49.8)
Net proceeds from settlement of awards under stock plans	0.8	3.4
Excess tax benefits from awards under stock plans	0.1	2.0
Cash dividends	(6.2)	(6.2)
Acquisition of treasury shares	(53.0)	(9.1)
Payments of capital lease obligations	(2.0)	(1.9)
Net cash used by financing activities	(97.1)	(59.5)
Effect of exchange rate changes on cash and cash equivalents	14.8	1.7
Decrease in cash and cash equivalents	(191.3)	(60.0)
Cash and cash equivalents at beginning of period	556.4	479.3
Cash and cash equivalents at end of period	$365.1	$419.3

(1) See Note 16 for information on Noncash Investing and Financing Transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s and Olga, which are owned, and Speedo, which is licensed in perpetuity for North America and the Caribbean, as well as various other owned, licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, intimate apparel, swim products, handbags, footwear and other related products and licenses its owned brands over a broad range of products. References to the aforementioned and other brand names are to registered trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference is made to the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen weeks ended May 1, 2016 and May 3, 2015 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

The Company records warehousing and distribution expenses as a component of selling, general and administrative expenses in its Consolidated Income Statements. Warehousing and distribution expenses totaled $58.3 million and $57.5 million in the thirteen weeks ended May 1, 2016 and May 3, 2015, respectively.

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

3. ACQUISITIONS

Acquisition of TH China

The Company acquired on April 13, 2016 the 55% interest in TH Asia, Ltd. (“TH China”), its joint venture for Tommy Hilfiger in China, that it did not already own. Prior to April 13, 2016, the Company’s existing 45% interest in TH China was accounted for under the equity method of accounting. Following the acquisition of the 55% interest, the results of TH China’s operations were consolidated in the Company’s consolidated financial statements.

TH China began operating the Tommy Hilfiger wholesale and retail distribution businesses in China in 2011 and licensed from a subsidiary of the Company the Tommy Hilfiger trademarks for use in connection with these businesses.

The carrying value of the Company’s existing 45% interest in TH China prior to the acquisition was $52.5 million. In connection with the acquisition, this investment was remeasured to a fair value of $205.6 million, resulting in the recognition of a pre-tax noncash gain of $153.1 million during the first quarter of 2016. Such fair value was estimated based on the fair value of TH China using future operating cash flow projections discounted at a rate of return that accounted for the relative risks of the estimated future cash flows and included an estimated discount for a lack of marketability.

The acquisition date fair value of the consideration for the 55% interest that the Company did not already own was $266.1 million, consisting of $263.3 million paid in cash and the elimination of a $2.8 million pre-acquisition receivable owed to the Company by TH China, and is subject to future adjustment for a net working capital settlement. Together with the fair value of the Company’s existing 45% interest, the total fair value of TH China was $471.7 million. The estimated fair value of assets acquired and liabilities assumed included net assets of $98.6 million (including $105.3 million of cash acquired), $110.8 million of other intangible assets and $262.3 million of goodwill. The goodwill of $262.3 million was assigned to the Company’s Tommy Hilfiger International segment. Goodwill is not expected to be deductible for tax purposes.

The other intangible assets of $110.8 million as of April 13, 2016 included reacquired license rights of $72.1 million, order backlog of $26.3 million and customer relationships of $12.4 million, which are subject to amortization on a straight-line basis over 2.7 years, 0.8 years and 10.0 years, respectively. The Company is still in the process of finalizing the valuation of the assets acquired and liabilities assumed; thus, the allocation of the acquisition consideration is subject to change.

4. ASSETS HELD FOR SALE

During 2015, one of the Company’s European subsidiaries entered into an agreement to sell an owned building in Amsterdam, the Netherlands for €15.0 million (approximately $17.1 million based on the exchange rate in effect on May 1, 2016). The building had a carrying value of $15.3 million as of May 1, 2016, including $0.8 million of building improvements. The sale is expected to close in the second quarter of 2016.
The Company classified the building as held for sale beginning in the fourth quarter of 2015 and ceased recording depreciation on the building at that time. The carrying amounts in the Company’s Consolidated Balance Sheets of $15.3 million and $14.7 million as of May 1, 2016 and January 31, 2016, respectively, which were determined to be lower than the fair value, less costs to sell, were included in other current assets in the Calvin Klein International segment.
5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Karl Lagerfeld
The Company acquired a 10% economic interest in Kingdom Holding 1 B.V., the parent company of the Karl Lagerfeld brand (“Karl Lagerfeld”), during 2014 for $18.9 million. During the first quarter of 2016, a third party acquired a minority stake in Karl Lagerfeld, diluting the Company’s economic interest to 8%. An employee of the Company, who is also a former executive officer and director, owns approximately 29% of Karl Lagerfeld. The Company has significant influence as defined under FASB guidance with respect to this investment, which is being accounted for under the equity method of accounting.
PVH Australia
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

The Company made net payments of $20.8 million to PVH Australia during the thirteen weeks ended May 3, 2015, which represented its 50% share of the joint venture funding for the period. This investment is being accounted for under the equity method of accounting.

CK India

The Company acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (renamed Calvin Klein Arvind Fashion Private Limited, effective May 19, 2016, “CK India”), in 2013. CK India licenses from a subsidiary of the Company the rights to the Calvin Klein trademarks in India for certain product categories. CK India was consolidated in the Company’s financial statements during 2013. During the first quarter of 2014, Arvind Limited (“Arvind”) purchased the Company’s prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between the Company and Arvind, the Company no longer was deemed to hold a controlling interest in the joint venture. CK India was deconsolidated as a result and the Company began reporting its 51% interest as an equity method investment in the first quarter of 2014.

The Company made a payment of $1.6 million to CK India during the thirteen weeks ended May 3, 2015 to contribute its 51% share of the joint venture funding for the period.

TH Brazil

The Company formed a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”), in Brazil in 2012, in which the Company owns a 40% economic interest. TH Brazil licenses from a subsidiary of the Company the rights to the Tommy Hilfiger trademarks in Brazil for certain product categories. This investment is being accounted for under the equity method of accounting.

The Company made a payment of $1.5 million to TH Brazil during the thirteen weeks ended May 1, 2016 to contribute its 40% share of the joint venture funding for the period.

TH China

The Company formed TH China as a joint venture in 2010. This investment was accounted for under the equity method of accounting until April 13, 2016, on which date the Company acquired the 55% interest in TH China that it did not already own. Please see Note 3, “Acquisitions,” for a further discussion.

TH India

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

Total Investments in Unconsolidated Affiliates

Included in other assets in the Company’s Consolidated Balance Sheets as of May 1, 2016, January 31, 2016 and May 3, 2015 is $95.9 million, $140.7 million (of which $52.9 million related to TH China) and $136.1 million (of which $46.0 million related to TH China), respectively, related to these investments in unconsolidated affiliates.

6. GOODWILL

The changes in the carrying amount of goodwill for the thirteen weeks ended May 1, 2016, by segment (please see Note 17, “Segment Data,” for a further discussion), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of January 31, 2016
Goodwill, gross	$728.0	$841.5	$204.4	$1,208.4	$237.0	$11.9	$3,231.2
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	728.0	841.5	204.4	1,208.4	237.0	—	3,219.3
Contingent purchase price payments to Mr. Calvin Klein	7.1	5.2	—	—	—	—	12.3
Acquisition of TH China	—	—	—	262.3	—	—	262.3
Currency translation	4.1	20.4	—	53.6	0.3	—	78.4
Balance as of May 1, 2016
Goodwill, gross	739.2	867.1	204.4	1,524.3	237.3	11.9	3,584.2
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$739.2	$867.1	$204.4	$1,524.3	$237.3	$—	$3,572.3

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

7. RETIREMENT AND BENEFIT PLANS

The Company has five qualified defined benefit pension plans as of May 1, 2016 covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five noncontributory plans as its “Pension Plans.”

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

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. During 2002, the postretirement plan was amended to eliminate the Company contribution, which partially subsidized benefits, for active participants who, as of January 1, 2003, had not attained age 55 and 10 years of service. As a result of the Company’s acquisition of The Warnaco Group, Inc. (“Warnaco”) in 2013, the Company also provides certain postretirement health care and life insurance benefits to certain Warnaco retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. This plan was frozen on January 1, 2014. The Company refers to these two plans as its “Postretirement Plans.”

Net benefit cost was recognized in selling, general and administrative expenses in the Company’s Consolidated Income Statements as follows:

	Pension Plans		SERP Plans		Postretirement Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
(In millions)	5/1/16	5/3/15	5/1/16	5/3/15	5/1/16	5/3/15

Service cost, including plan expenses	$6.5	$7.1	$1.3	$1.3	$—	$—
Interest cost	7.5	7.1	1.0	0.9	0.2	0.2
Expected return on plan assets	(9.0)	(10.8)	—	—	—	—
Amortization of prior service cost (credit)	0.0	0.0	(0.0)	(0.0)	(0.1)	(0.1)
Total	$5.0	$3.4	$2.3	$2.2	$0.1	$0.1

Currently, the Company expects to make a contribution of approximately $6.4 million to the Pension Plans in 2016. The Company’s actual contributions may differ from planned contributions due to many factors including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

8. DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has yen-denominated short-term lines of credit and overdraft facilities with a number of Japanese banks at various interest rates that provide for borrowings of up to ¥2,200.0 million (approximately $20.5 million based on exchange rates in effect on May 1, 2016) and are utilized primarily to fund working capital needs. As of May 1, 2016, the Company had $18.6 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at May 1, 2016 was 0.29%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 1, 2016 was $18.6 million.

One of the Company’s Asian subsidiaries has a won-denominated overdraft facility with a South Korean bank that provides for borrowings of up to ₩3,500.0 million (approximately $3.1 million based on exchange rates in effect on May 1, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the South Korean bank three-month certificate of deposit rate plus 1.50%. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 1, 2016.

One of the Company’s Asian subsidiaries has a United States dollar-denominated short-term revolving credit facility with a bank that provides for borrowings of up to $10.0 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the one-month London interbank borrowing rate (“LIBOR”) plus 1.50%. At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the bank. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 1, 2016.

One of the Company’s European subsidiaries has euro-denominated short-term revolving notes with a number of banks at various interest rates, as well as overdraft facilities, that provide for borrowings of up to €60.0 million (approximately $68.4 million based on exchange rates in effect on May 1, 2016) and are used primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the thirteen weeks ended May 1, 2016.

One of the Company’s European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to $3.7 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 3.00%. As of May 1, 2016, the Company had $2.6 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at May 1, 2016 was 13.75%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 1, 2016 was $3.3 million.

One of the Company’s European subsidiaries has a Turkish lira-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to lira 3.0 million (approximately $1.1 million based on exchange rates in effect on

May 1, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 4.00%. As of May 1, 2016, the Company had $0.9 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at May 1, 2016 was 15.50%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 1, 2016 was $0.9 million.

One of the Company’s Mexican subsidiaries has peso-denominated short-term line of credit facilities with a number of banks at various interest rates that provide for borrowings of up to ₱279.8 million (approximately $16.3 million based on exchange rates in effect on May 1, 2016) and are utilized primarily to fund working capital needs. As of May 1, 2016, the Company had $8.0 million of borrowings outstanding under these facilities. The weighted average interest rate on the funds borrowed at May 1, 2016 was 5.32%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 1, 2016 was $13.5 million.

One of the Company’s Mexican subsidiaries has a peso-denominated short-term revolving credit facility with a Mexican bank that provides for borrowings of up to ₱161.1 million (approximately $9.4 million based on exchange rates in effect on May 1, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Interbank Equilibrium Interest Rate plus 0.90%. As of May 1, 2016, the Company had $8.5 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at May 1, 2016 was 4.37%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 1, 2016 was equal to the maximum amount of borrowings available under this facility.

One of the Company’s Latin American subsidiaries has Brazilian real-denominated short-term revolving credit facilities with a number of banks at various interest rates that provide for total available borrowings of R$83.0 million (approximately $23.8 million based on exchange rates in effect on May 1, 2016) and are utilized primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the thirteen weeks ended May 1, 2016.

The Company also has the ability to draw revolving borrowings under its senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. As of May 1, 2016, the Company had $2.4 million of borrowings outstanding under these facilities. The weighted average interest rate on the funds borrowed at May 1, 2016 was 3.20%.  The maximum amount of revolving borrowings outstanding under these facilities during the thirteen weeks ended May 1, 2016 was $8.0 million.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	5/1/16	5/3/15

Senior secured Term Loan A facility due 2019	$1,758.3	$1,877.5
Senior secured Term Loan B facility due 2020	571.4	797.7
4 1/2% senior unsecured notes due 2022	689.2	687.6
7 3/4% debentures due 2023	99.4	99.3
Total	3,118.3	3,462.1
Less: Current portion of long-term debt	126.7	99.3
Long-term debt	$2,991.6	$3,362.8

Please see Note 11, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of May 1, 2016 and May 3, 2015.

On May 19, 2016 (the “Amendment Date”), the Company entered into an amendment (the “Amendment”) to its existing 2014 Senior Secured Credit Facilities that it had entered into on March 21, 2014, which are discussed below in the section entitled “2014 Senior Secured Credit Facilities.” Among other things, the Amendment provides for an additional $582.0 million principal amount of loans under the Term Loan A facility, the repayment of the $582.0 million principal amount of outstanding loans under the Term Loan B facility and the termination of the Term Loan B facility as of the Amendment Date. Please see Note 20, “Subsequent Events,” for a further discussion. The following discussion pertains to the Company’s debt as of May 1, 2016 and does not give effect to such amendment and repayment.

As of May 1, 2016, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
Remainder of 2016	$89.5
2017	186.2
2018	198.6
2019	1,291.1
2020	582.0
2021	—

Total debt repayments for the next five years exceed the carrying amount of the Company’s term loan facilities as of May 1, 2016 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of May 1, 2016, after taking into account the effect of the Company’s interest rate swap agreements discussed in the section below entitled “2014 Senior Secured Credit Facilities,” which were in effect as of such date, approximately 65% of the Company’s long-term debt had a fixed interest rate, with the remainder at variable interest rates.

2014 Senior Secured Credit Facilities

On March 21, 2014 (the “Restatement Date”), the Company entered into an amendment (the “Prior Amendment”) to the prior facilities (as amended by the Prior Amendment, the “2014 facilities”). The Prior Amendment provided for an additional $350.0 million principal amount of loans under the Term Loan A facility and an additional $250.0 million principal amount of loans under the Term Loan B facility and extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2018 to February 13, 2019. The maturity date of the Term Loan B facility remained February 13, 2020. On the Restatement Date, the Company borrowed the additional principal amounts described above and used the proceeds to redeem all of its outstanding 7 3/8% senior notes. In connection with entering into the Prior Amendment, the Company paid debt issuance costs of $13.3 million (of which $8.0 million was expensed as debt modification and extinguishment costs and $5.3 million was being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $3.2 million to write-off previously capitalized debt issuance costs.

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

The revolving credit facilities also include amounts available for letters of credit. As of May 1, 2016, the Company had $2.4 million of outstanding revolving credit borrowings and $29.3 million of outstanding letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350.0 million plus (y) the aggregate amount of all voluntary prepayments of term loans under the facilities and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2014 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2014 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

During the thirteen weeks ended May 1, 2016 and May 3, 2015, the Company made payments of $51.9 million and $49.8 million, respectively, on its term loans under the 2014 facilities. As of May 1, 2016, the Company had total term loans outstanding of $2,329.7 million, net of original issue discounts and debt issuance costs. The terms of each of Term Loan A and

Term Loan B contain a mandatory quarterly repayment schedule. Due to previous voluntary payments, the Company is not required to make any additional scheduled mandatory payments under Term Loan B prior to maturity.

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

The outstanding borrowings under the 2014 facilities are prepayable at any time without penalty (other than customary breakage costs). The terms of the 2014 facilities require the Company to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions, and (c) a percentage of excess cash flow that exceeds the voluntary debt payments the Company has made during the applicable year, which percentage is based upon the Company’s net leverage ratio during the relevant fiscal period.

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

The Canadian dollar-denominated borrowings under the 2014 facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the Prior Amendment.

The borrowings under the 2014 facilities in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the Prior Amendment.

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

During the second quarter of 2014, the Company entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514.2 million of the Company’s variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Under the terms of this agreement, the one-month LIBOR that the Company paid was capped at a rate of 1.50%. Therefore, the maximum amount of interest that the Company paid on the then-outstanding notional amount was at the 1.50% capped rate, plus the current applicable margin. The agreement expired on February 17, 2016.

During the second quarter of 2014, the Company entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $682.6 million of the Company’s variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $681.7 million as of May 1, 2016 and is now converting a portion of the Company’s variable rate debt obligation under the senior secured credit facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and the Company will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

During the second quarter of 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228.8 million of the Company’s variable rate debt obligation under its previously outstanding facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $561.8 million as of May 1, 2016, and is now converting a portion of the Company’s variable rate debt obligation under the senior secured credit facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and it will pay a fixed rate of 0.604%, plus the current applicable margin.

The notional amount of each interest rate swap will be adjusted according to a pre-set schedule during the term of each swap agreement such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the Term Loan A facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps.

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

Substantially all of the Company’s assets have been pledged as collateral to secure the Company’s obligations under its senior secured credit facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 6, “Goodwill.”

9. INCOME TAXES

The effective income tax rates for the thirteen weeks ended May 1, 2016 and May 3, 2015 were 12.8% and 22.4%, respectively.
The effective income tax rate for the thirteen weeks ended May 1, 2016 was lower than the United States statutory rate due to the benefit of lower tax rates in international jurisdictions where the Company files tax returns. Also contributing to the lower effective income tax rate in the thirteen weeks ended May 1, 2016 was the benefit of certain discrete items, including the lower tax rate applicable to the pre-tax gain recorded to write-up the Company’s existing equity investment in TH China to fair value.
The effective income tax rate for the thirteen weeks ended May 3, 2015 was lower than the United States statutory rate due to the benefit of lower tax rates in international jurisdictions where the Company files tax returns.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows principally associated with certain international inventory purchases and certain intercompany transactions. The Company periodically uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its senior secured term loan facilities. The Company has entered into interest rate swap agreements to hedge against a portion of this exposure. The Company had also entered into an interest rate cap agreement, which expired on February 17, 2016. Please see Note 8, “Debt,” for a further discussion of the Company’s 2014 facilities and these agreements.

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). The cash flows from such hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. No amounts were excluded from effectiveness testing. There was no ineffective portion of cash flow hedges during the thirteen weeks ended May 1, 2016 and May 3, 2015. In addition, the Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), including all of the foreign currency forward exchange contracts related to intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts related to intercompany loans are largely offset by the remeasurement of the underlying intercompany loan balances. The Company does not use derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Asset Derivatives (Classified in Other Current Assets and Other Assets)			Liability Derivatives (Classified in Accrued Expenses and Other Liabilities)
	5/1/16	1/31/16	5/3/15	5/1/16	1/31/16	5/3/15
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$1.0	$24.9	$58.1	$34.0	$1.7	$8.1
Interest rate contracts	—	—	0.5	18.4	20.6	13.1
Total contracts designated as cash flow hedges	1.0	24.9	58.6	52.4	22.3	21.2
Undesignated contracts:
Foreign currency forward exchange contracts (principally intercompany transactions)	0.3	19.3	16.4	0.6	0.1	0.3
Total undesignated contracts	0.3	19.3	16.4	0.6	0.1	0.3
Total	$1.3	$44.2	$75.0	$53.0	$22.4	$21.5

At May 1, 2016, the notional amount outstanding of foreign currency forward exchange contracts was $943.2 million. Such contracts expire principally between May 2016 and August 2017.

The following table summarizes the effect of the Company’s hedges designated as cash flow hedging instruments:

	(Loss) Gain Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Reclassified from AOCL into Income (Expense)
(In millions)			Location	Amount

Thirteen Weeks Ended	5/1/16	5/3/15		5/1/16	5/3/15
Foreign currency forward exchange contracts (inventory purchases)	$(58.4)	$0.6	Cost of goods sold	$4.7	$20.6
Interest rate contracts	(0.1)	1.1	Interest expense	(2.4)	(1.1)
Total	$(58.5)	$1.7		$2.3	$19.5

A net loss in AOCL on foreign currency forward exchange contracts at May 1, 2016 of $16.9 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statement to costs of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net loss in AOCL for interest rate contracts at May 1, 2016 of $12.1 million is estimated to be reclassified to interest expense within the next 12 months.

The following table summarizes the effect of the Company’s foreign currency forward exchange undesignated contracts:

(In millions)	(Loss) Gain Recognized in Income
Thirteen Weeks Ended	Location	5/1/16	5/3/15
Foreign currency forward exchange contracts (principally intercompany transactions)	Selling, general and administrative expenses	$(3.8)	$2.7

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of May 1, 2016.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	5/1/16				1/31/16				5/3/15
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$1.3	N/A	$1.3	N/A	$44.2	N/A	$44.2	N/A	$74.5	N/A	$74.5
Interest rate contracts	N/A	—	N/A	—	N/A	—	N/A	—	N/A	0.5	N/A	0.5
Total Assets	N/A	$1.3	N/A	$1.3	N/A	$44.2	N/A	$44.2	N/A	$75.0	N/A	$75.0

Liabilities:
Foreign currency forward exchange contracts	N/A	$34.6	N/A	$34.6	N/A	$1.8	N/A	$1.8	N/A	$8.4	N/A	$8.4
Interest rate contracts	N/A	18.4	N/A	18.4	N/A	20.6	N/A	20.6	N/A	13.1	N/A	13.1
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$2.3	2.3	N/A	N/A	$2.2	2.2	N/A	N/A	$4.0	4.0
Total Liabilities	N/A	$53.0	$2.3	$55.3	N/A	$22.4	$2.2	$24.6	N/A	$21.5	$4.0	$25.5

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

The following table presents the change in the Level 3 contingent purchase price payment liability during the thirteen weeks ended May 1, 2016 and May 3, 2015:

(In millions)	Thirteen Weeks Ended
	5/1/16	5/3/15
Beginning Balance	$2.2	$4.0
Payments	—	—
Adjustments included in earnings	0.1	0.0
Ending Balance	$2.3	$4.0

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of May 1, 2016 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	35.0%
Approximate discount rate	15.0%

A five percentage point increase or decrease in the discount rate would change the liability by approximately $0.1 million.

A five percentage point increase or decrease in the compounded annual net sales growth rate would change the liability by approximately $0.1 million.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

In connection with the Company’s acquisition of the 55% of TH China that it did not already own, the Company’s existing 45% interest in TH China was remeasured to a fair value of $205.6 million, resulting in the recognition of a pre-tax noncash gain of $153.1 million in the thirteen weeks ended May 1, 2016. The Company classifies this as a Level 3 measurement. Please see Note 3, “Acquisitions,” for a further discussion.

In connection with the sale of substantially all of the assets of the Company’s G. H. Bass & Co. (“Bass”) business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease. The estimated fair value of these guarantee obligations as of May 1, 2016, January 31, 2016 and May 3, 2015 was $1.8 million, $1.9 million and $2.8 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. The Company classifies these as Level 3 measurements. The fair value of such guarantee obligations was determined using the discounted cash flow method, based on the guaranteed lease payments, the estimated probability of lease extensions and estimates of the risk of default by the buyer of the Bass assets, and was discounted using rates of return that account for the relative risks of the estimated future cash flows.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of May 1, 2016, January 31, 2016 and May 3, 2015 were as follows:

(In millions)	5/1/16		1/31/16		5/3/15
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$365.1	$365.1	$556.4	$556.4	$419.3	$419.3
Short-term borrowings	41.0	41.0	25.9	25.9	10.6	10.6
Long-term debt (including portion classified as current)	3,118.3	3,188.1	3,168.3	3,190.5	3,462.1	3,501.1

The fair values of cash and cash equivalents and short-term borrowings approximate their carrying amounts due to the short-term nature of these instruments. The Company estimates the fair value of its long-term debt using quoted market prices as of the last business day of the applicable quarter. The Company classifies the measurement of its long-term debt as a Level 1 measurement. The carrying amounts of long-term debt reflect the unamortized portions of debt issuance costs and the original issue discounts.

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

The Company may grant the following types of incentive awards under the 2006 Plan (i) non-qualified stock options (“NQs”); (ii) incentive stock options (“ISOs”); (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares and performance share units (“PSUs”); and (vii) other stock-based awards. Each award granted under the 2006 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, performance periods and performance measures, and such other terms and conditions as the plan committee determines.

Through May 1, 2016, the Company has granted under the 2006 Plan (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable PSUs; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying a restricted stock award, RSU or PSU reduces the number available by two shares. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant (the business day prior to the date of grant for awards granted prior to September 21, 2006).

The Company currently has service-based NQs outstanding under the 2003 Plan. Such stock options were granted with a per share exercise price equal to the closing price of the Company’s common stock on the business day immediately preceding the date of grant.

Net income for the thirteen weeks ended May 1, 2016 and May 3, 2015 included $10.3 million and $8.5 million, respectively, of pre-tax expense related to stock-based compensation, with recognized income tax benefits of $2.8 million and $2.0 million, respectively.

Stock options currently outstanding are generally exercisable in four equal annual installments commencing one year after the date of grant. The vesting of such options outstanding is also generally accelerated upon retirement (as defined in the applicable plan). Such options are granted with a 10-year term.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed over the options’ vesting periods.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirteen weeks ended May 1, 2016 and May 3, 2015:

	Thirteen Weeks Ended
	5/1/16	5/3/15
Weighted average risk-free interest rate	1.44%	1.54%
Weighted average expected option term (in years)	6.25	6.25
Weighted average Company volatility	34.67%	36.32%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per option	$35.64	$40.25

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

Service-based stock option activity for the thirteen weeks ended May 1, 2016 was as follows:

(In thousands, except per option data)	Options	Weighted Average Exercise Price Per Option
Outstanding at January 31, 2016	1,443	$70.79
Granted	221	99.35
Exercised	12	65.95
Cancelled	—	—
Outstanding at May 1, 2016	1,652	$74.65
Exercisable at May 1, 2016	1,199	$62.65

RSUs granted to employees in 2016 generally vest in four equal annual installments commencing one year after the date of grant. Outstanding RSUs granted to employees prior to 2016 generally vest in three annual installments of 25%, 25% and 50% commencing two years after the date of grant. Service-based RSUs granted to non-employee directors vest in full one year after the date of grant. The underlying RSU award agreements (excluding agreements for non-employee director awards) generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of service-based RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed, net of estimated forfeitures, over the RSUs’ vesting periods.

RSU activity for the thirteen weeks ended May 1, 2016 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 31, 2016	653	$111.61
Granted	308	98.26
Vested	110	105.44
Cancelled	23	113.34
Non-vested at May 1, 2016	828	$107.41

The Company granted contingently issuable PSUs to certain of the Company’s senior executives during the first quarter of each of 2013 and 2014. These awards were subject to achievement of an earnings per share goal for the two-year performance period beginning with the year of grant and a service period of one year beyond the certification of performance. For the awards granted in the first quarter of 2014, the two-year performance period has ended and the holders did not earn any shares based on earnings per share growth over the performance period. For the awards granted in the first quarter of 2013, the holders earned an aggregate of 26,000 shares, which were paid out in the first quarter of 2016. For such awards, the Company recorded expense ratably over each applicable vesting period based on fair value and the Company’s expectations of the probable number of shares to be issued. The fair value of these contingently issuable PSUs was equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable PSUs did not accrue dividends prior to the completion of the performance cycle.

The Company granted contingently issuable PSUs to certain of the Company’s executives during the second quarter of 2013 and to certain of the Company’s senior executives during the first quarter of each of 2015 and 2016 subject to a three-year performance period. For such awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For the awards granted in the second quarter of 2013, the performance period ended on May 5, 2016 and the holders did not earn any shares, as the Company did not achieve the threshold performance level required for payout. The Company records expense ratably over the applicable vesting period, net of estimated forfeitures, regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted in the first quarter of 2016 and 2015 was established for each grant on the grant date using the Monte Carlo simulation model, which was based on the following assumptions:

	2016	2015
Risk-free interest rate	1.04%	0.90%
Expected Company volatility	28.33%	29.10%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$87.16	$101.23

Certain of the awards granted in the first quarter of 2016 are subject to a holding period of one year after the vesting date. For such awards, the grant date fair value was discounted 12.99% for the restriction of liquidity.

PSU activity for the thirteen weeks ended May 1, 2016 was as follows:

(In thousands, except per share data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 31, 2016	493	$121.41
Granted	76	87.16
Vested	26	114.77
Cancelled	83	125.09
Non-vested at May 1, 2016	460	$115.42

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirteen weeks ended May 1, 2016 and May 3, 2015 were $4.1 million and $5.7 million, respectively. Of those amounts, $0.1 million and $2.0 million, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component for the thirteen weeks ended May 1, 2016:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized gain (loss) on effective hedges	Total
Balance, January 31, 2016	$(730.5)	$0.1	$26.2	$(704.2)
Other comprehensive income (loss) before reclassifications	184.3	—	(52.5)	131.8
Less: Amounts reclassified from AOCL	—	0.1	2.4	2.5
Other comprehensive income (loss)	184.3	(0.1)	(54.9)	129.3
Balance, May 1, 2016	$(546.2)	$—	$(28.7)	$(574.9)

The following table presents the changes in AOCL, net of related taxes, by component for the thirteen weeks ended May 3, 2015:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized gain (loss) on effective hedges	Total
Balance, February 1, 2015	$(496.2)	$0.4	$79.3	$(416.5)
Other comprehensive (loss) income before reclassifications	(15.3)	—	2.3	(13.0)
Less: Amounts reclassified from AOCL	—	0.1	19.2	19.3
Other comprehensive loss	(15.3)	(0.1)	(16.9)	(32.3)
Balance, May 3, 2015	$(511.5)	$0.3	$62.4	$(448.8)

The following table presents reclassifications out of AOCL to earnings for the thirteen weeks ended May 1, 2016 and May 3, 2015:

(In millions)	Amount Reclassified from AOCL		Affected Line Item in the Company’s Consolidated Income Statements
	Thirteen Weeks Ended
	5/1/16	5/3/15
Realized gain (loss) on effective hedges:
Foreign currency forward exchange contracts	$4.7	$20.6	Cost of goods sold
Interest rate contracts	(2.4)	(1.1)	Interest expense
Less: Tax effect	(0.1)	0.3	Income tax expense
Total, net of tax	$2.4	$19.2

Amortization of retirement liability items:
Prior service credit	$0.1	$0.1	Selling, general and administrative expenses
Less: Tax effect	0.0	0.0	Income tax expense
Total, net of tax	$0.1	$0.1

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

During the thirteen weeks ended May 1, 2016, the Company purchased approximately 0.6 million shares of its common stock in open market transactions for $50.5 million (1.9 million shares for $176.7 million since inception) under the program. As of May 1, 2016, the repurchased shares were held as treasury stock and $323.3 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of vested RSUs, PSUs and restricted stock to satisfy tax withholding requirements.

15. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended
(In millions, except per share data)	5/1/16	5/3/15

Net income	$231.6	$114.1

Weighted average common shares outstanding for basic net income per common share	81.3	82.6
Weighted average impact of dilutive securities	0.6	0.8
Total shares for diluted net income per common share	81.9	83.4

Basic net income per common share	$2.85	$1.38

Diluted net income per common share	$2.83	$1.37

Potentially dilutive securities excluded from the calculation of diluted net income per common share were as follows:

	Thirteen Weeks Ended
(In millions)	5/1/16	5/3/15

Weighted average potentially dilutive securities	0.9	0.5

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of May 1, 2016 and May 3, 2015 and, therefore, were excluded from the calculation of diluted net income per common share for each applicable period. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.9 million and 0.9 million as of May 1, 2016 and May 3, 2015, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

16. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirteen weeks ended May 1, 2016 and May 3, 2015, the Company recorded increases to goodwill of $12.3 million and $11.7 million, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirteen weeks ended May 1, 2016 and May 3, 2015, the Company paid $12.8 million and $11.9 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statements of Cash Flows for the thirteen weeks ended May 1, 2016 and May 3, 2015 are $2.3 million and $2.5 million, respectively, of assets acquired through capital leases.

During the first quarter of 2016, the Company completed the acquisition of TH China. Included in the acquisition consideration was the elimination of a $2.8 million pre-acquisition receivable owed to the Company by TH China.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended May 1, 2016 is $2.2 million of shares repurchased under the stock repurchase program for which the trade occurred but remained unsettled as of May 1, 2016.

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

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe and China, primarily to department and specialty stores, e-commerce sites operated by key department store customers and pure play e-commerce retailers, franchisees of Tommy Hilfiger, distributors and licensees; (ii) operating retail stores in Europe, China and Japan and international e-commerce sites, which sell Tommy Hilfiger branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Tommy Hilfiger foreign affiliates in Brazil, India and Australia. This segment included the Company’s proportionate share of the net income or loss of its investment in an unconsolidated Tommy Hilfiger foreign affiliate in China until April 13, 2016, on which date the Company acquired the remaining interest in the affiliate that it did not already own and began to consolidate the operations as a wholly owned subsidiary of the Company. Please see Note 3, “Acquisitions,” for a further discussion.

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

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands Retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers in North America, which primarily sell apparel, accessories and related products under the brand names Van Heusen and IZOD. The Company exited the Izod retail business in the third quarter of 2015 but continues to sell a limited selection of IZOD Golf apparel in some of its Van Heusen retail stores. The Company also sells Warner’s products on a limited basis in some of its Van Heusen retail stores.

The following tables present summarized information by segment:

	Thirteen Weeks Ended
(In millions)	5/1/16	5/3/15
Revenue – Calvin Klein North America
Net sales	$338.8	$299.3
Royalty revenue	30.3	29.7
Advertising and other revenue	11.5	9.8
Total	380.6	338.8

Revenue – Calvin Klein International
Net sales	316.3	291.6
Royalty revenue	18.6	17.7
Advertising and other revenue	7.2	5.8
Total	342.1	315.1

Revenue – Tommy Hilfiger North America
Net sales	321.1	341.5
Royalty revenue	11.0	9.6
Advertising and other revenue	2.5	2.8
Total	334.6	353.9

Revenue – Tommy Hilfiger International
Net sales	444.6	400.2
Royalty revenue	11.6	12.1
Advertising and other revenue	1.0	0.9
Total	457.2	413.2

Revenue – Heritage Brands Wholesale
Net sales	339.2	367.5
Royalty revenue	5.0	4.6
Advertising and other revenue	0.7	0.6
Total	344.9	372.7

Revenue – Heritage Brands Retail
Net sales	57.7	85.0
Royalty revenue	0.6	0.5
Advertising and other revenue	0.1	0.1
Total	58.4	85.6

Total Revenue
Net sales	1,817.7	1,785.1
Royalty revenue	77.1	74.2
Advertising and other revenue	23.0	20.0
Total	$1,917.8	$1,879.3

	Thirteen Weeks Ended
(In millions)	5/1/16	(1)	5/3/15	(1)
Income before interest and taxes – Calvin Klein North America	$38.1	(3)(7)	$40.4	(8)

Income before interest and taxes – Calvin Klein International	52.2	(3)(7)	49.3	(8)

Income before interest and taxes – Tommy Hilfiger North America	23.0	(4)	30.3

Income before interest and taxes – Tommy Hilfiger International	183.3	(6)	61.8

Income before interest and taxes – Heritage Brands Wholesale	27.9	(3)(5)	30.3	(8)

Income (loss) before interest and taxes – Heritage Brands Retail	2.1		(0.1)	(9)

Loss before interest and taxes – Corporate(2)	(32.0)	(3)	(35.2)	(8)

Income before interest and taxes	$294.6		$176.8

(1)
Income (loss) before interest and taxes for the thirteen weeks ended May 1, 2016 and May 3, 2015 was significantly impacted by the strengthening of the United States dollar against other currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this report for a further discussion.

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

(3)
Income (loss) before interest and taxes for the thirteen weeks ended May 1, 2016 includes costs of $7.5 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $0.2 million in Calvin Klein North America; $2.6 million in Calvin Klein International; $0.4 million in Heritage Brands Wholesale; and $4.3 million in corporate expenses not allocated to any reportable segments.

(4)
Income before interest and taxes for the thirteen weeks ended May 1, 2016 includes costs of $1.3 million in connection with the licensing to G-III Apparel Group, Ltd. (“G-III”) of the Tommy Hilfiger womenswear wholesale business in the United States and Canada.

(5)
Income before interest and taxes for the thirteen weeks ended May 1, 2016 includes costs of $2.6 million related to the discontinuation of several licensed product lines in the Company’s Heritage Brands dress furnishings business.

(6)
Income before interest and taxes for the thirteen weeks ended May 1, 2016 includes a noncash gain of $153.1 million to write-up the Company’s equity investment in TH China to fair value in connection with the acquisition of the 55% interest in TH China that it did not already own. Partially offsetting the gain are acquisition related costs of $24.2 million, principally related to valuation adjustments and amortization of short-lived assets, and a one-time cost of $5.9 million recorded on the Company’s equity investment in TH China. Please see Note 3, “Acquisitions,” for a further discussion.

(7)
Income before interest and taxes for the thirteen weeks ended May 1, 2016 includes costs of $5.5 million in connection with the restructuring related to the new global creative strategy for Calvin Klein announced in April 2016. Such costs were included in the Company’s segments as follows: $2.7 million in Calvin Klein North America; and $2.8 million in Calvin Klein International.

(8)
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

(9)	Loss before interest and taxes for the thirteen weeks ended May 3, 2015 includes costs of $0.5 million related to the operation of and exit from the Company’s Izod retail business.

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

18. GUARANTEES

The Company guaranteed to a landlord the payment of rent and related costs by the tenant occupying space previously leased by the Company. The maximum amount guaranteed as of May 1, 2016 was approximately $3.5 million, which was subject to exchange rate fluctuation. The Company had the right to seek recourse of approximately $2.2 million as of May 1, 2016, which was subject to exchange rate fluctuation. The guarantee expired on May 19, 2016. The estimated fair value of this guarantee obligation was immaterial as of May 1, 2016, January 31, 2016 and May 3, 2015.

In connection with the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013, the Company guaranteed lease payments for substantially all Bass retail stores included in the sale pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease. The maximum amount guaranteed for all leases as of May 1, 2016 was $36.8 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The estimated fair value of these guarantee obligations as of May 1, 2016, January 31, 2016 and May 3, 2015 was $1.8 million, $1.9 million and $2.8 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Please see Note 11, “Fair Value Measurements,” for a further discussion.

In connection with the Company’s investments in PVH Australia and CK India, the Company has guaranteed a portion of the entities’ debt and other obligations. The maximum amount guaranteed as of May 1, 2016 was approximately $8.0 million, which is subject to exchange rate fluctuation. The guarantees are in effect for the entire terms of the respective obligations. The estimated fair value of these guarantee obligations was immaterial as of May 1, 2016, January 31, 2016 and May 3, 2015.

The Company has certain other guarantees whereby it guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

19. RECENT ACCOUNTING GUIDANCE

The FASB issued in May 2014 guidance that supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB approved a one year delay to the required adoption date of the standard, which makes it effective for the Company no later than the first quarter of 2018, with adoption in 2017 permitted. In 2016, the FASB issued final amendments to clarify the implementation guidance related to principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The new standard is required to be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the standard to determine the impact of adoption on the Company’s consolidated financial statements.
The FASB issued in June 2014 guidance to clarify accounting for stock-based compensation awards by requiring that a performance target that affects vesting and that can be met after the requisite service period be treated as a performance condition. This guidance was effective for the Company in the first quarter of 2016. The adoption did not have any impact on the Company’s consolidated financial statements.

The FASB issued in November 2015 an update to accounting guidance to simplify the presentation of deferred income taxes. The guidance requires an entity to classify all deferred tax liabilities and assets as noncurrent in the balance sheet. The Company elected to early adopt this guidance during the fourth quarter of 2015 on a retrospective basis, which resulted in decreases to other current assets of $104.3 million, accrued expenses of $0.7 million and other liabilities of $95.1 million and an increase to other assets of $8.5 million as of May 3, 2015.
The FASB issued in April 2015 an update to accounting guidance related to debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The Company adopted this guidance during the first quarter of 2016 on a retrospective basis, which resulted in decreases to other current assets of $8.1 million and $8.1 million as of January 31, 2016 and May 3, 2015, respectively, and other assets of $14.5 million and $18.8 million as of January 31, 2016, and May 3, 2015, respectively, both with corresponding decreases in debt.

The FASB issued in April 2015 an update to accounting guidance related to retirement benefits. This guidance provides a practical expedient which allows a company with fiscal years that do not fall on a calendar month-end to measure defined benefit plan assets and obligations using the month end that is closest to the company’s fiscal year end. If elected, this guidance should be applied consistently from year to year for all plans. The guidance became effective in the first quarter of 2016. Prospective application is required. The Company does not currently anticipate changing its measurement date under this guidance.

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

The FASB issued in February 2016 a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability in the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g., commissions). The guidance will be effective for the Company in the first quarter of 2019 with early application permitted. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company is currently evaluating the standard to determine the impact of the adoption on the Company’s consolidated financial statements but expects that it will result in a significant increase to its other assets and other liabilities.

The FASB issued in March 2016 an update to accounting guidance to simplify several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance will be effective for the Company in the first quarter of 2017, with early application permitted. The Company is currently evaluating the standard to determine the impact of the adoption on the Company’s consolidated financial statements.

20.    SUBSEQUENT EVENTS

On the Amendment Date, the Company entered into the Amendment to the 2014 facilities (as amended by the Amendment, the “2016 facilities”). Among other things, the Amendment provides for an additional $582.0 million principal amount of loans under the Term Loan A facility, the repayment of all outstanding loans under the Term Loan B facility and the termination of the Term Loan B facility. In addition, the Amendment extends the maturity of the Term Loan A and the revolving credit facilities from February 13, 2019 to May 19, 2021. On the Amendment Date, the Company borrowed the additional $582.0 million principal amount of loans under the Term Loan A facility made available pursuant to the Amendment and the 2016 facilities and used the proceeds to repay the outstanding $582.0 million principal amount of loans under the Term Loan B facility borrowed under the 2014 facilities.

On May 19, 2016, the Company announced that it had entered into an agreement with Grupo Axo, S.A.P.I. de C.V. (“Grupo Axo”) to form a joint venture that will license from wholly owned subsidiaries of the Company the rights to operate and manage the distribution of certain Calvin Klein, Tommy Hilfiger, Warner’s, Olga and Speedo brand products in Mexico. The joint venture will be formed by merging the wholly owned subsidiary of the Company that operates the Calvin Klein and Heritage Brands businesses in Mexico with the wholly owned subsidiary of Grupo Axo that distributes Tommy Hilfiger brand products in Mexico. The closing, which is subject to customary closing conditions, including regulatory approval, is expected to occur early in the third quarter of 2016.

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

Our business strategy is to sell our branded products at multiple price points and in multiple channels of distribution and regions, which allows us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing reliance on any one demographic group, merchandise preference, price point, distribution channel or region. We also license our brands to third parties for product categories and in jurisdictions where we believe our partners’ expertise can better serve our businesses.

On February 1, 2016, we entered into a licensing agreement with G-III Apparel Group, Ltd. (“G-III”) for the design, production and wholesale distribution of Tommy Hilfiger womenswear in the United States and Canada, which will result in the discontinuation of our directly operated Tommy Hilfiger North America womenswear wholesale business in the fourth quarter of 2016.

On April 13, 2016, we completed the acquisition of the 55% interest in TH Asia, Ltd. (“TH China”), our joint venture for Tommy Hilfiger in China, that we did not already own. As a result of the acquisition, we now operate directly our Tommy Hilfiger business in its fastest growing market. The total consideration for the acquisition was $161 million, net of cash acquired of $105 million.

On May 19, 2016, we announced that we entered into an agreement to form a joint venture in Mexico to which we would contribute our wholly owned subsidiary that operates and manages our Calvin Klein and Heritage Brands businesses in Mexico. The closing, which is subject to customary closing conditions, including regulatory approval, is expected to occur early in the third quarter of 2016.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear, jeanswear, underwear, intimate apparel, swim products, handbags, footwear, accessories and other related products under owned and licensed trademarks, including through e-commerce sites operated by key department store customers and pure play e-commerce retailers and (ii) the sale through (a) approximately 1,550 Company-operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger and Van Heusen trademarks, (b) approximately 1,100 Company-operated concessions/shop-in-shops worldwide under our Calvin Klein and Tommy Hilfiger trademarks, and (c) e-commerce sites in certain countries under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products, and swimwear and related products in North America through our Speedo e-commerce site. We also operated IZOD retail stores through the end of the third quarter of 2015, at which time we completed the exit from the business. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks.

In connection with the TH China acquisition, we recorded a net pre-tax gain of $123 million in the thirteen weeks ended May 1, 2016, including a noncash gain of $153 million to write-up our existing equity investment to fair value and acquisition costs of $30 million, a portion of which was noncash and related to valuation adjustments and amortization of short-lived assets. We expect to incur additional pre-tax charges of approximately $58 million during the remainder of 2016, primarily consisting of noncash amortization of short-lived assets.

We recorded pre-tax charges principally in connection with the Warnaco integration and related restructuring that totaled $7 million and $19 million in the thirteen weeks ended May 1, 2016 and May 3, 2015, respectively. We expect to incur additional pre-tax charges of approximately $8 million during the remainder of 2016.

We implemented initiatives to rationalize the Heritage Brands business, including the exit from our Izod retail business (completed in the third quarter of 2015) and the discontinuation of several licensed product lines in the dress furnishings business. We recorded pre-tax charges of $1 million in the thirteen weeks ended May 3, 2015 in connection with the operation of and exit from our Izod retail business. We recorded pre-tax charges of $3 million in the thirteen weeks ended May 1, 2016 related to the discontinuation of several licensed product lines in the dress furnishings business and expect to incur additional pre-tax charges of approximately $1 million during the remainder of 2016.

We recorded pre-tax charges of $1 million in the thirteen weeks ended May 1, 2016 in connection with the licensing to G-III of the Tommy Hilfiger womenswear wholesale business in the United States and Canada and expect to incur additional pre-tax charges of approximately $4 million during the remainder of 2016.

We also recorded pre-tax charges of $6 million in the thirteen weeks ended May 1, 2016 in connection with the restructuring associated with the new global creative strategy for Calvin Klein announced in April 2016.

We amended our senior secured credit facilities on May 19, 2016 and expect to incur pre-tax debt modification and extinguishment charges of approximately $15 million in the second quarter of 2016. Please see “Liquidity and Capital Resources” below for a further discussion.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Amounts recorded in local foreign currencies are translated back to United States dollars using an average exchange rate over the representative period. Our international revenue and earnings are unfavorably impacted during times of a strengthening United States dollar against the currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. In 2015, approximately 45% of our revenue was subject to foreign currency translation. Beginning in the latter part of 2014, the United States dollar strengthened against most major currencies, resulting in a negative impact on our results of operations for 2015 and the first quarter of 2016. We currently expect the strength of the United States dollar and resulting unfavorable impact on our revenue and earnings to continue through the remainder of 2016. Additionally, there is a transaction impact on our financial results because inventory is often purchased in United States dollars by foreign subsidiaries. As with translation, during times of a strengthening United States dollar, our results of operations will be negatively impacted by these transactions as the increased local currency value of inventory results in a higher local currency cost of goods when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transaction impact. The hedge contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the unfavorable impact of a strengthening United States dollar on the cost of inventory purchases covered by these hedge contracts may be realized in our earnings in the year following inception of the hedge contracts as the underlying inventory hedged by such forward exchange contracts is sold. As such, the unfavorable impact of a strengthening United States dollar against most major currencies in the latter part of 2014 and through 2015, particularly the euro, negatively impacted our gross margin during the thirteen weeks ended May 1, 2016, and is expected to have a negative impact on our earnings during the remainder of 2016.

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

Due to the above factors, our operating results for the thirteen weeks ended May 1, 2016 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 1, 2016 Compared With Thirteen Weeks Ended May 3, 2015

Total Revenue

Total revenue in the first quarter of 2016 was $1.918 billion as compared to $1.879 billion in the first quarter of the prior year. The increase in revenue of $39 million was due principally to the net effect of the following items:

•
The aggregate addition of $69 million of revenue attributable to our Calvin Klein North America and Calvin Klein International segments, which included a reduction of approximately $19 million related to the impact of foreign currency translation. Revenue in the Calvin Klein North America segment increased 12% (including a 2% negative foreign currency impact) primarily driven by growth of over 20% in the North America wholesale business due to strong performance in all businesses, particularly underwear. Revenue in the North America retail business grew modestly as square footage expansion in Company-operated stores was partially offset by a 4% comparable store sales decline driven by the continued weakness in traffic and consumer spending trends in Calvin Klein’s U.S. stores located in international tourist locations. Calvin Klein International segment revenue increased 9% (including a 4% negative foreign currency impact) due principally to continued strong growth in Europe. The Asia business was negatively impacted by the timing of the Chinese New Year, as the first quarter of 2015 included the full Chinese New Year selling season, while the first quarter of 2016 included only part of the selling season. Calvin Klein International segment comparable store sales decreased 1%, as declines in Korea, Hong Kong and Brazil offset continued growth in Europe and China.

•
The net addition of $25 million of revenue attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, which included a reduction of approximately $5 million related to the impact of foreign currency translation. Revenue in the Tommy Hilfiger North America segment decreased 5% due principally to continued softness in the retail business. North America comparable store sales declined 10% compared to the prior year’s first quarter, driven by continued weakness in traffic and consumer spending trends in Tommy Hilfiger’s U.S. stores located in international tourist locations, which represent a significant portion of the business. An 11% increase in the Tommy Hilfiger International segment revenue was driven by continued momentum across Europe, including an 8% increase in comparable store sales and strong wholesale growth in the region. Additionally, the acquisition of TH China closed in mid-April 2016 and contributed, in part, to the Tommy Hilfiger International revenue increase.

•
The aggregate reduction of $55 million of revenue attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments. The decrease was primarily due to the ongoing rationalization of the Heritage Brands business discussed above, partially offset by a 12% increase in comparable store sales in the Van Heusen retail business.

Revenue for the full year 2016 is currently projected to increase 2% compared to the prior year, which reflects a revenue increase of approximately $120 million related to the TH China acquisition, which closed on April 13, 2016, and a revenue reduction of approximately $55 million related to the proposed joint venture for Mexico, which would impact the second half of the year, primarily in the Calvin Klein business. Please see Note 20, “Subsequent Events,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion. Revenue for the Calvin Klein business is currently expected to increase 4% compared to 2015, inclusive of a negative impact of 1% related to foreign currency translation. Revenue for the Tommy Hilfiger business is currently expected to increase approximately 4% compared to 2015, inclusive of a negative impact of 1% related to foreign currency translation. Revenue for the Heritage Brands business is currently projected to decrease approximately 8% compared to 2015, principally due to the continued rationalization of the business, including the loss of revenue from the Izod retail business and from several licensed product lines in the dress furnishings business that were discontinued in 2015 or will be discontinued in 2016.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of product, such as inbound freight costs, purchasing and receiving costs and inspection costs. Also included as cost of goods sold are the amounts recognized on foreign currency forward exchange contracts as the underlying inventory hedged by such forward exchange contracts is sold. Warehousing and distribution expenses are included in selling, general and administrative expenses. All of our royalty, advertising and other revenue is included in gross profit because there is no cost of goods sold associated with such revenue. As a result, our gross profit may not be comparable to that of other entities.

Gross profit in the first quarter of 2016 of $1.007 billion, or 52.5% of total revenue, was relatively flat compared with $986 million, or 52.4% in the first quarter of the prior year. Positively impacting gross margin in the first quarter of 2016 was a favorable mix of business due to revenue growth in our higher-margin Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-margin Heritage Brands business. Negatively impacting gross margin in the first quarter of 2016 was the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold.

We currently expect that gross margin in 2016 will increase as compared to 2015 due to (i) a favorable mix of business due to the expected revenue growth in our higher-margin Calvin Klein and Tommy Hilfiger businesses and revenue contraction in the lower-margin Heritage Brands business, (ii) increases in our North American businesses resulting from less promotional selling compared to 2015, primarily in the second half of the year, and (iii) the addition of TH China, which we estimate will carry a significantly higher gross margin than the average gross margin for our overall business. We currently expect that these gross margin increases will be partially offset by the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the first quarter of 2016 were $865 million, or 45.1% of total revenue, as compared to $815 million, or 43.4% of total revenue in the first quarter of the prior year. The 170 basis points increase in SG&A expenses as a percentage of total revenue was principally attributable to the impact of (i) a 120 basis point increase related to acquisition costs incurred in connection with the TH China acquisition, of which 20 basis points were noncash charges related to valuation adjustments and amortization of short-lived assets and (ii) an unfavorable mix of business due to revenue growth in our higher-expense Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-expense Heritage Brands business.

We currently expect that SG&A expenses as a percentage of total revenue in 2016 will increase from 2015 due to the impact of an unfavorable mix of business due to the expected revenue growth in our higher-expense Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-expense Heritage Brands business. We also expect our 2016 SG&A expenses to increase as a result of costs of approximately $88 million expected to be incurred in connection with the acquisition of TH China, which primarily consist of noncash charges related to valuation adjustments and amortization of short-lived assets. Additionally, our expectation of 2016 SG&A expenses does not include the impact of an actuarial gain or loss associated with our retirement plans, while our 2015 SG&A expenses included a $20 million actuarial gain. These increases will be partially offset by lower costs expected to be incurred in 2016 as compared to 2015 in connection with the integration of Warnaco and the related restructuring. Our actual SG&A expenses may be significantly different than our projections because of expenses associated with our retirement plans. Retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.

Gain to Write-Up Equity Investment in Joint Venture to Fair Value

We recorded a pre-tax noncash gain of $153 million in the thirteen weeks ended May 1, 2016 to write-up our equity investment in TH China to fair value in connection with the acquisition of the 55% interest in TH China that we did not already own. Such fair value was estimated based on the fair value of TH China and included an estimated discount for a lack of marketability.

Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

Equity in Net (Loss) Income of Unconsolidated Affiliates

The equity in net (loss) income of unconsolidated affiliates in the first quarter of 2016 was a loss of $200,000 as compared to income of $6 million in the first quarter of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China (the 55% that we did not own was acquired April 13, 2016), India and Brazil, for the Calvin Klein brand in India, for the Tommy Hilfiger, Calvin Klein and Van Heusen brands in Australia and for the Karl Lagerfeld brand. Our investments in the continuing joint ventures are being accounted for under the equity method of accounting. The loss incurred during the first quarter of 2016 is primarily related to one-time expenses recorded on our equity investment in TH China prior to the acquisition closing. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for a further discussion.

Debt Modification and Extinguishment Costs

We amended our senior secured credit facilities in May 2016 and expect to incur approximately $15 million of pre-tax costs in the second quarter of 2016. Please see Note 20, “Subsequent Events,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Interest Expense, Net

Net interest expense decreased to $29 million in the first quarter of 2016 from $30 million in the first quarter of the prior year primarily as a result of debt repayments made during 2015 and the first quarter of 2016, mostly offset by the negative impact of the interest rate swap that commenced in February 2016 to convert a portion of our variable rate debt under our term loans to fixed rate debt.

Net interest expense for the full year 2016 is currently expected to increase to a range of $117 million to $120 million compared to $113 million in 2015, primarily due to the negative impact of the interest rate swap that commenced in February 2016 to convert a portion of our variable rate debt under our term loans to fixed rate debt, partially offset by the effect of the amendment to our senior secured credit facilities in the second quarter of 2016. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Income Taxes

The effective income tax rate for the first quarter of 2016 was 12.8% compared with 22.4% in the first quarter of the prior year.

The effective income tax rate for the first quarter of 2016 was lower than the United States statutory rate due to the benefit of lower tax rates in international jurisdictions where we file tax returns. Also contributing to the lower effective income tax rate in the thirteen weeks ended May 1, 2016 was the benefit of certain discrete items, including the lower tax rate applicable to the pre-tax gain recorded to write-up our existing equity investment in TH China to fair value.

The effective income tax rate for the first quarter of 2015 was lower than the United States statutory rate due to the benefit of lower tax rates in international jurisdictions where we file tax returns.
We currently expect our full year 2016 effective income tax rate to be lower than the United States statutory rate due principally to the benefit of overall lower tax rates in international jurisdictions where we file tax returns.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at May 1, 2016 was $365 million, a reduction of $191 million from the amount at January 31, 2016 of $556 million. The reduction was primarily due to a $158 million payment, net of cash acquired of $105 million, in connection with the TH China acquisition. The seasonality of our business may result in significant fluctuations in our cash balance between fiscal year-end and subsequent interim periods due to the timing of inventory purchases and peak sales periods. Cash flow for the full year 2016 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments and stock repurchases we make in 2016.

As of May 1, 2016, approximately $322 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $109 million in the thirteen weeks ended May 1, 2016 compared to $60 million in the thirteen weeks ended May 3, 2015. The increase in cash provided by operating activities was primarily driven by changes in working capital.

Capital Expenditures

Our capital expenditures in the thirteen weeks ended May 1, 2016 were $46 million compared to $49 million in the thirteen weeks ended May 3, 2015. We currently expect that capital expenditures for the full year 2016 will be approximately $275 million. Capital expenditures in 2016 primarily include investments in new stores and store expansions, as well as continued investments in operations and infrastructure, including system improvements.

Investments in Unconsolidated Affiliates

In 2013, we formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in which we own a 50% economic interest. The joint venture licenses from one of our subsidiaries the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, we contributed to the joint venture on the first day of 2014 our subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. During the first quarter of 2015, we completed a transaction in which the Tommy Hilfiger and Van Heusen trademarks in Australia were licensed for certain product categories to subsidiaries of PVH Australia for use in Australia, New Zealand and, in the case of Tommy Hilfiger, other island nations in the South Pacific. The Tommy Hilfiger trademarks had previously been licensed to a third party and the Van Heusen trademarks had previously been licensed to our joint venture partner in PVH Australia. We made net payments of $21 million (of which $20 million was placed into an escrow account prior to the end of 2014), to PVH Australia during the thirteen weeks ended May 3, 2015 representing our 50% share of the joint venture funding for the period.

In 2013, we acquired a 51% economic interest in a Calvin Klein joint venture in India, Premium Garments Wholesale Trading Private Limited (renamed Calvin Klein Arvind Fashion Private Limited, effective May 19, 2016, “CK India”). CK India licenses from one of our subsidiaries the rights to the Calvin Klein trademarks in India for certain product categories. During the first quarter of 2014, Arvind Limited (“Arvind”) purchased our prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between us and Arvind, we are no longer deemed to hold a controlling interest in the joint venture. CK India was deconsolidated as a result and we began reporting our 51% interest as an equity method investment in the first quarter of 2014. We made a payment of $2 million to CK India during the thirteen weeks ended May 3, 2015 to contribute our 51% share of the joint venture funding for the period.

In 2012, we formed a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”), in Brazil, in which we own a 40% economic interest. TH Brazil licenses from one of our subsidiaries the rights to the Tommy Hilfiger trademarks in Brazil for certain product categories. We made a payment of $2 million to TH Brazil during the thirteen weeks ended May 1, 2016 to contribute our 40% share of the joint venture funding for the period.

Acquisition of TH China

We acquired on April 13, 2016 the 55% interest in TH China that we did not already own. Prior to April 13, 2016, our existing 45% interest in TH China was accounted for under the equity method of accounting. We paid $158 million, net of cash acquired of $105 million, as cash consideration for this transaction. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Tommy Hilfiger India Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited. We are required to make annual contingent purchase price payments based on a percentage of sales of Tommy Hilfiger products in India in excess of an agreed upon threshold during each of five consecutive 12-month periods (extended to a sixth consecutive 12-month period if the aggregate payments for the five 12-month periods are not at least $15 million, which will be the case). Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one-year period. The estimated fair value of future contingent purchase price payments was $2 million as of May 1, 2016.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $13 million and $12 million in the thirteen weeks ended May 1, 2016 and May 3, 2015, respectively. Based upon current exchange rates, we currently expect that such payments will be approximately $54 million for the full year 2016.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $6 million in each of the thirteen weeks ended May 1, 2016 and May 3, 2015.

We currently project that cash dividends on our common stock in 2016 will be approximately $12 million based on our current dividend rate, the number of shares of our common stock outstanding as of May 1, 2016, our estimates of stock to be issued during 2016 under our stock incentive plans and our estimates of stock repurchases during 2016.

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

During the thirteen weeks ended May 1, 2016, we purchased 574,000 shares of our common stock in open market transactions for $51 million (1.9 million shares for $177 million since inception) under the program, of which $2 million was accrued for in the Consolidated Balance Sheet as of May 1, 2016. The repurchased shares were held as treasury stock and $323 million of the authorization remained available for future share repurchases as of May 1, 2016.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of vested restricted stock, restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(in millions)	May 1, 2016	January 31, 2016	May 3, 2015
Short-term borrowings	$41	$26	$11
Current portion of long-term debt	127	137	99
Capital lease obligations	17	15	19
Long-term debt	2,992	3,032	3,363
Stockholders’ equity	4,862	4,552	4,444

In addition, we had $365 million, $556 million and $419 million of cash and cash equivalents as of May 1, 2016, January 31, 2016 and May 3, 2015, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has yen-denominated short-term lines of credit and overdraft facilities with a number of Japanese banks at various interest rates that provide for borrowings of up to ¥2.200 billion (approximately $21 million based on exchange rates in effect on May 1, 2016) and are utilized primarily to fund working capital needs. As of May 1, 2016, we had $19 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at May 1, 2016 was 0.29%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 1, 2016 was was $19 million.

One of our Asian subsidiaries has a won-denominated overdraft facility with a South Korean bank that provides for borrowings of up to ₩3.500 billion (approximately $3 million based on exchange rates in effect on May 1, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the South Korean bank three-month certificate of deposit rate plus 1.50%. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 1, 2016.

One of our Asian subsidiaries has a United States dollar-denominated short-term revolving credit facility with a bank that provides for borrowings of up to $10 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the one-month London interbank borrowing rate (“LIBOR”) plus 1.50%. At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the bank. There were no borrowings outstanding under this facility as of or during the thirteen weeks ended May 1, 2016.

One of our European subsidiaries has euro-denominated short-term revolving notes with a number of banks at various interest rates, as well as overdraft facilities, that provide for borrowings of up to €60 million (approximately $68 million based on exchange rates in effect on May 1, 2016) and are used primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the thirteen weeks ended May 1, 2016.

One of our European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to $4 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 3.00%. As of May 1, 2016, we had $3 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at May 1, 2016 was 13.75%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 1, 2016 was $3 million.

One of our European subsidiaries has a Turkish lira-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to lira 3 million (approximately $1 million based on exchange rates in effect on May 1, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 4.00%. As of May 1, 2016, we had $1 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at May 1, 2016 was 15.50%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 1, 2016 was $1 million.

One of our Mexican subsidiaries has peso-denominated short-term line of credit facilities with a number of banks at various interest rates that provide for borrowings of up to ₱280 million (approximately $16 million based on exchange rates in effect on May 1, 2016) and are utilized primarily to fund working capital needs. As of May 1, 2016, we had $8 million of borrowings outstanding under these facilities. The weighted average interest rate on the funds borrowed at May 1, 2016 was 5.32%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 1, 2016 was $14 million.

One of our Mexican subsidiaries has a peso-denominated short-term revolving credit facility with a Mexican bank that provides for borrowings of up to ₱161 million (approximately $9 million based on exchange rates in effect on May 1, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Interbank Equilibrium Interest Rate plus 0.90%. As of May 1, 2016, we had $9 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at May 1, 2016 was 4.37%. The maximum amount of borrowings outstanding during the thirteen weeks ended May 1, 2016 was equal to the maximum amount of borrowings available under this facility.

One of our Latin American subsidiaries has Brazilian real-denominated short-term revolving credit facilities with a number of banks at various interest rates that provide for total available borrowings of R$83 million (approximately $24 million based on exchange rates in effect on May 1, 2016) and are utilized primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the thirteen weeks ended May 1, 2016.

We also have the ability to draw revolving borrowings under our senior secured credit facilities as discussed in the section entitled “2014 Senior Secured Credit Facilities” below. As of May 1, 2016, we had $2 million of borrowings outstanding under these facilities. The weighted average interest rate on the funds borrowed at May 1, 2016 was 3.20%.  The maximum amount of revolving borrowings outstanding under these facilities during the thirteen weeks ended May 1, 2016 was $8 million.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $2 million during each of the thirteen weeks ended May 1, 2016 and May 3, 2015.

2014 Senior Secured Credit Facilities

On March 21, 2014 (the “Restatement Date”), we entered into an amendment (the “Prior Amendment”) to the prior facilities (as amended by the Prior Amendment, the “2014 facilities”). The Prior Amendment provided for an additional $350 million principal amount of loans under the Term Loan A facility and an additional $250 million principal amount of loans under the Term Loan B facility and extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2018 to February 13, 2019. The maturity date of the Term Loan B facility remained at February 13, 2020. On the Restatement Date, we borrowed the additional principal amounts described above and used the proceeds to redeem all of our $600 million of outstanding 7 3/8% senior notes. In connection with entering into the Prior Amendment, we paid debt issuance costs of $13 million (of which $8 million was expensed as debt modification and extinguishment costs and $5 million was being amortized over the term of the related debt agreement) and recorded additional debt modification and extinguishment costs of $3 million to write-off previously capitalized debt issuance costs.

During the thirteen weeks ended May 1, 2016 and May 3, 2015, we made payments of $52 million and $50 million, respectively, on our term loans. As of May 1, 2016, we had total term loans outstanding of $2.330 billion, net of original issue discounts and debt issuance costs.

On May 19, 2016 (the “Amendment Date”), we entered into an amendment (the “Amendment”) to the 2014 facilities (as amended by the Amendment, the “2016 facilities”). Among other things, the Amendment provided for an additional $582 million principal amount of loans under the Term Loan A facility, the repayment of all outstanding loans under the Term Loan B facility and the termination of the Term Loan B facility. In addition, the Amendment extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2019 to May 19, 2021. On the Amendment Date, we borrowed the additional $582 million principal amount of loans under the Term Loan A facility made available pursuant to the Amendment and used the proceeds of such borrowings to repay the outstanding $582 million principal amount of loans under the Term Loan B facility outstanding under the 2014 facilities.

The following is a description of the material terms of the 2016 facilities:

The 2016 facilities consists of a $2.347 billion United States dollar-denominated Term Loan A facility and senior secured revolving credit facilities consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million euro-denominated revolving credit facility available in euro, pounds sterling, Japanese yen or Swiss francs.

We have fully drawn the Term Loan A facility. The revolving credit facilities also include amounts available for letters of credit. As of May 1, 2016, we had $2 million of outstanding revolving credit borrowings and $29 million of outstanding letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1.350 billion plus (y) the aggregate amount of all voluntary prepayments of loans under the Term Loan A facility and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2016 facilities)

would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2016 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The terms of the Term Loan A facility require us to repay quarterly amounts outstanding under the 2016 facilities, commencing with the quarter ending June 30, 2016. Such amounts will equal 5.00% per annum of the principal amount outstanding on the Amendment Date for the first eight calendar quarters following the Amendment Date, 7.50% per annum of the principal amount for the four quarters thereafter and 10.00% per annum of the principal amount for the remaining quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the Term Loan A facility.

Our obligations under the 2016 facilities are guaranteed by substantially all of our existing and future direct and indirect United States subsidiaries, with certain exceptions. Obligations of the European Borrower under the 2016 facilities are guaranteed by us, substantially all of our existing and future direct and indirect domestic subsidiaries (with certain exceptions) and Tommy Hilfiger Europe B.V., a wholly owned subsidiary of ours. We and our domestic subsidiary guarantors have pledged certain of our assets as security for the obligations under the 2016 facilities.

The outstanding borrowings under the 2016 facilities are prepayable at any time without penalty (other than customary breakage costs). The terms of the 2016 facilities require us to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions, and (c) a percentage of excess cash flow that exceeds the voluntary debt payments we have made during the applicable year, which percentage is based upon our net leverage ratio during the relevant fiscal period.

The United States dollar-denominated borrowings under the 2016 facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a base rate determined by reference to the greater of (i) the prime rate, (ii) the United States federal funds rate plus 1/2 of 1.00% and (iii) a one-month adjusted Eurocurrency rate plus 1.00% or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2016 facilities.

The Canadian dollar-denominated borrowings under the 2016 facilities bear interest at a rate equal to an applicable margin plus, as determined at our option, either (a) a Canadian prime rate determined by reference to the greater of (i) the rate of interest per annum that Royal Bank of Canada establishes at its main office in Toronto, Ontario as the reference rate of interest in order to determine interest rates for loans in Canadian dollars to its Canadian borrowers and (ii) the sum of (x) the average of the rates per annum for Canadian dollar bankers’ acceptances having a term of one month that appears on the display referred to as “CDOR Page” of Reuters Monitor Money Rate Services as of 10:00 a.m. (Toronto time) on the date of determination, as reported by the administrative agent (and if such screen is not available, any successor or similar service as may be selected by the administrative agent), and (y) 0.75%, or (b) an adjusted Eurocurrency rate, calculated in a manner set forth in the 2016 facilities.

The borrowings under the 2016 facilities in currencies other than United States dollars or Canadian dollars bear interest at a rate equal to an applicable margin plus an adjusted Eurocurrency rate, calculated in a manner set forth in the 2016 facilities.

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.50% for adjusted Eurocurrency rate loans and 0.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to each of our fiscal quarters (beginning with our fiscal quarter ending July 31, 2016), the applicable margin for borrowings under the Term Loan A facility and the revolving credit facilities is subject to adjustment based upon our net leverage ratio.

The 2016 facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended; certain events related to certain of the guarantees by us and certain of our subsidiaries, and certain pledges of our assets and those of certain of our subsidiaries, as security for the obligations under the 2016 facilities; and a change in control (as defined in the 2016 facilities).

During the second quarter of 2014, we entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514 million of our variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms. Under the terms of this agreement, the one-month LIBOR that we paid was capped at a rate of 1.50%. Therefore, the maximum amount of interest that we paid on the then-outstanding notional amount was at the 1.50% capped rate, plus the current applicable margin. The agreement expired on February 17, 2016.

During the second quarter of 2014, we entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $683 million of our variable rate debt obligation under the 2014 facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $682 million as of May 1, 2016, and is now converting a portion of our variable rate debt obligation under the 2016 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

During the second quarter of 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation under our previously outstanding facilities, or any replacement facility with similar terms, to fixed rate debt. Such agreement remains outstanding with a notional amount of $562 million as of May 1, 2016, and is now converting a portion of our variable rate debt obligation under the 2016 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a fixed rate of 0.604%, plus the current applicable margin.

The notional amount of each interest rate swap will be adjusted according to a pre-set schedule during the term of each swap agreement such that, based on our projections for future debt repayments, our outstanding debt under the Term Loan A facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps.

The 2016 facilities also contain covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our obligations under our other outstanding debt. These covenants restrict our ability to, among other things:

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

The 2016 facilities require us to comply with certain financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the applicable facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable which would result in acceleration of our other debt. If we were unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of our other indebtedness.

4 1/2% Senior Notes Due 2022

On December 20, 2012, we issued $700 million principal amount of 4 1/2% senior notes due December 15, 2022. We paid $16 million of fees during 2013 in connection with the issuance of these notes, which are amortized over the term of the notes. We may redeem some or all of these notes at any time prior to December 15, 2017 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after December 15, 2017 at specified redemption prices plus any accrued and unpaid interest. Our ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the indenture governing the notes.

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

Substantially all of the our assets have been pledged as collateral to secure our obligations under our senior secured credit facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 6, “Goodwill,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

As of May 1, 2016, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of May 1, 2016, our corporate credit was rated Ba1 by Moody’s with a stable outlook and our issuer credit was rated BB+ by Standard & Poor’s with a stable outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2016. During the thirteen weeks ended May 1, 2016, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 31, 2016.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of May 1, 2016 include cash and cash equivalents, short and long-term debt, foreign currency forward exchange contracts and interest rate swap agreements. Note 11, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of May 1, 2016. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at May 1, 2016, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $400,000 annually. On May 19, 2016, we amended the 2014 facilities. Among other things, the Amendment provided for an additional $582 million principal amount of loans under the Term Loan A facility, the repayment of all outstanding loans under the Term Loan B facility and the termination of the Term Loan B facility. Please see Note 20, “Subsequent Events,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion. Borrowings under our 2016 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of May 19, 2016, after taking into account the effect of our interest rate swap agreements that were in effect at such date, approximately 65% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our debt position at May 19, 2016, the effect of a 10 basis point change in interest rates on our interest expense would be approximately $1 million annually. Please refer to “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for a further discussion of our credit facilities and interest rate swap agreements.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our financial results, as our operating results in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, the impact of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar, the Mexican peso, the Indian rupee, the Russian ruble and the Chinese yuan renminbi, will have a negative impact on our reported results of operations. We expect reductions in revenue and net income in 2016 due to the foreign exchange translation impact of approximately $50 million and $15 million, respectively, based on current exchange rates.

The transaction impact on financial results is common for apparel companies operating outside the United States that purchase goods in United States dollars, as is the case with most of our foreign operations. As with translation, during times of a strengthening United States dollar, our results of operations will be negatively impacted from these transactions as the increased local currency value of inventory results in higher cost of goods sold in local currency when the goods are sold. We also have exposure to changes in foreign currency exchange rates related to certain intercompany loans. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks. We expect a reduction in net income in 2016 due to the foreign exchange transaction impact of approximately $110 million, based on current exchange rates.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of May 1, 2016.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2016 -
February 28, 2016	156,712	$74.90	156,500	$362,081,207
February 29, 2016 -
April 3, 2016	204,058	90.11	204,000	343,699,137
April 4, 2016 -
May 1, 2016	261,782	95.97	213,500	323,269,878
Total	622,552	$88.75	574,000	$323,269,878

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

(2) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2016 principally in connection with the settlement of vested restricted stock units and performance share units to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

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

3.8	By-Laws of PVH Corp., as amended through April 28, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2016).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2011).

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

PVH CORP.
Registrant

Dated:	June 6, 2016	/s/ JAMES W. HOLMES
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