Form 10-Q
period 2016-07-31
PVH CORP. /DE/
filed 2016-09-01
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	July 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of August 26, 2016 was 80,228,987.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions; (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost escalation, and civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (vii) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the disposal of the net assets of a divested entity; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (ix) our results could be adversely affected by the strengthening of the United States dollar against foreign currencies in which we transact significant levels of business; (x) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year; and (xi) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2016	2015	2016	2015
Net sales	$1,845.4	$1,765.9	$3,663.1	$3,551.0
Royalty revenue	69.9	75.4	147.0	149.6
Advertising and other revenue	18.0	22.7	41.0	42.7
Total revenue	1,933.3	1,864.0	3,851.1	3,743.3
Cost of goods sold (exclusive of depreciation and amortization)	899.5	861.9	1,810.4	1,755.6
Gross profit	1,033.8	1,002.1	2,040.7	1,987.7
Selling, general and administrative expenses	874.7	850.5	1,739.9	1,665.4
Debt modification and extinguishment costs	15.8	—	15.8	—
Gain to write-up equity investment in joint venture to fair value	—	—	153.1	—
Equity in net (loss) income of unconsolidated affiliates	(0.3)	2.5	(0.5)	8.6
Income before interest and taxes	143.0	154.1	437.6	330.9
Interest expense	29.2	29.2	59.1	60.1
Interest income	1.1	1.2	2.0	2.3
Income before taxes	114.9	126.1	380.5	273.1
Income tax expense	24.4	23.9	58.4	56.8
Net income	90.5	102.2	322.1	216.3
Less: Net loss attributable to redeemable non-controlling interest	—	—	—	—
Net income attributable to PVH Corp.	$90.5	$102.2	$322.1	$216.3
Basic net income per common share attributable to PVH Corp.	$1.12	$1.24	$3.98	$2.62
Diluted net income per common share attributable to PVH Corp.	$1.11	$1.22	$3.95	$2.59
Dividends declared per common share	$0.0375	$0.0375	$0.1125	$0.1125

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income (Loss)
Unaudited
(In millions)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2016	2015	2016	2015

Net income	$90.5	$102.2	$322.1	$216.3
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax benefit of $(0.1); $(0.4); $(0.1) and $(0.4)	(99.6)	(124.8)	84.7	(140.1)
Amortization of prior service credit related to pension and postretirement plans, net of tax benefit of $(0.1); $(0.1); $(0.1) and $(0.1)	(0.0)	(0.0)	(0.1)	(0.1)
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $2.1; $0.4; $(3.8) and $(0.5)	16.9	(6.3)	(38.0)	(23.2)
Net gain on net investment hedge, net of tax expense of $2.9, $0.0, $2.9 and $0.0	4.9	—	4.9	—
Total other comprehensive (loss) income	(77.8)	(131.1)	51.5	(163.4)
Comprehensive income (loss)	12.7	(28.9)	373.6	52.9
Less: Comprehensive loss attributable to redeemable non-controlling interest	—	—	—	—
Total comprehensive income (loss) attributable to PVH Corp.	$12.7	$(28.9)	$373.6	$52.9

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	July 31,	January 31,	August 2,
	2016	2016	2015
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$741.7	$556.4	$466.7
Trade receivables, net of allowances for doubtful accounts of $15.4, $18.1 and $18.8	569.6	657.2	590.2
Other receivables	24.7	28.7	27.6
Inventories, net	1,412.1	1,322.3	1,402.6
Prepaid expenses	156.0	150.5	147.1
Other	34.9	89.4	81.5
Total Current Assets	2,939.0	2,804.5	2,715.7
Property, Plant and Equipment, net	736.0	744.6	708.9
Goodwill	3,536.1	3,219.3	3,220.2
Tradenames	2,818.0	2,802.6	2,806.4
Other Intangibles, net	934.0	843.8	894.2
Other Assets, including deferred taxes of $11.4, $12.2 and $15.7	216.7	259.0	286.7
Total Assets	$11,179.8	$10,673.8	$10,632.1

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$631.8	$636.1	$551.0
Accrued expenses	703.2	696.3	667.2
Deferred revenue	33.8	32.3	31.0
Short-term borrowings	19.4	25.9	8.1
Current portion of long-term debt	—	136.6	111.7
Total Current Liabilities	1,388.2	1,527.2	1,369.0
Long-Term Debt	3,358.2	3,031.7	3,236.8
Other Liabilities, including deferred taxes of $872.5, $836.4 and $889.4	1,629.8	1,562.6	1,616.5
Redeemable Non-Controlling Interest	0.1	—	—
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 83,872,364; 83,545,818 and 83,479,689 shares issued	83.9	83.5	83.5
Additional paid in capital - common stock	2,844.8	2,822.5	2,797.1
Retained earnings	2,874.1	2,561.2	2,208.2
Accumulated other comprehensive loss	(652.7)	(704.2)	(579.9)
Less: 3,540,949; 2,057,850 and 843,305 shares of common stock held in treasury, at cost	(346.6)	(210.7)	(99.1)
Total Stockholders’ Equity	4,803.5	4,552.3	4,409.8
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,179.8	$10,673.8	$10,632.1

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Twenty-Six Weeks Ended
	July 31,	August 2,
	2016	2015
OPERATING ACTIVITIES
Net income	$322.1	$216.3
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	153.2	124.0
Equity in net loss (income) of unconsolidated affiliates	0.5	(8.6)
Deferred taxes	(3.8)	(0.8)
Stock-based compensation expense	19.5	20.4
Impairment of long-lived assets	—	1.6
Debt modification and extinguishment costs	15.8	—
Gain to write-up equity investment in joint venture to fair value	(153.1)	—
Changes in operating assets and liabilities:
Trade receivables, net	97.7	106.0
Inventories, net	(55.6)	(164.6)
Accounts payable, accrued expenses and deferred revenue	(15.9)	(45.0)
Prepaid expenses	(0.8)	(16.4)
Other, net	29.1	90.1
Net cash provided by operating activities	408.7	323.0
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(157.7)	—
Purchase of property, plant and equipment	(102.8)	(100.9)
Proceeds from sale of building	16.7	—
Contingent purchase price payments	(25.2)	(23.9)
Change in restricted cash	—	20.2
Investments in unconsolidated affiliates	(1.5)	(22.6)
Net cash used by investing activities	(270.5)	(127.2)
FINANCING ACTIVITIES(1)
Net payments on short-term borrowings	(6.5)	(0.4)
Proceeds from 2016 facilities, net of related fees	571.1	—
Repayment of Term Loan B in connection with amendment to 2014 facilities	(582.0)	—
Repayment of 2016/2014 facilities	(201.2)	(165.7)
Proceeds from 3 5/8% senior notes, net of related fees	389.6	—
Net proceeds from settlement of awards under stock plans	10.3	5.3
Excess tax benefits from awards under stock plans	0.5	3.4
Cash dividends	(9.2)	(9.4)
Acquisition of treasury shares	(133.9)	(26.8)
Payments of capital lease obligations	(3.6)	(3.8)
Net cash provided (used) by financing activities	35.1	(197.4)
Effect of exchange rate changes on cash and cash equivalents	12.0	(11.0)
Increase (decrease) in cash and cash equivalents	185.3	(12.6)
Cash and cash equivalents at beginning of period	556.4	479.3
Cash and cash equivalents at end of period	$741.7	$466.7

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

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. Please see Note 6, “Investments in Unconsolidated Affiliates,” for a further discussion. During the second quarter of 2016, the Company, along with its minority interest partner, formed a joint venture in Ethiopia. The joint venture is consolidated and the minority shareholder’s proportionate share (25%) of the equity in this joint venture is accounted for as a redeemable non-controlling interest. Please see Note 5, “Redeemable Non-Controlling Interest,” for a further discussion.

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

The results of operations for the thirteen and twenty-six weeks ended July 31, 2016 and August 2, 2015 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

The Company records warehousing and distribution expenses as a component of selling, general and administrative expenses in its Consolidated Income Statements. Warehousing and distribution expenses totaled $57.4 million and $53.2 million in the thirteen weeks ended July 31, 2016 and August 2, 2015, respectively, and totaled $115.7 million and $110.7 million in the twenty-six weeks ended July 31, 2016 and August 2, 2015, respectively.

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

3. ACQUISITIONS

The Company acquired on April 13, 2016 the 55% of the ownership interests in TH Asia, Ltd. (“TH China”), its joint venture for Tommy Hilfiger in China, that it did not already own. Prior to April 13, 2016, the 45% interest in TH China owned by the Company was accounted for under the equity method of accounting. Following the acquisition of the 55% interest, the results of TH China’s operations were consolidated in the Company’s consolidated financial statements.

TH China began operating the Tommy Hilfiger wholesale and retail distribution businesses in China in 2011 and licensed from a subsidiary of the Company the Tommy Hilfiger trademarks for use in connection with these businesses.

The carrying value of the Company’s 45% interest in TH China prior to the acquisition was $52.5 million. In connection with the acquisition, this investment was remeasured to a fair value of $205.6 million, resulting in the recognition of a pre-tax noncash gain of $153.1 million during the first quarter of 2016. Such fair value was estimated based on the fair value of TH China using future operating cash flow projections discounted at a rate of return that accounted for the relative risks of the estimated future cash flows and included an estimated discount for a lack of marketability.

The acquisition date fair value of the consideration for the 55% interest that the Company did not already own was $265.8 million, consisting of $263.0 million paid in cash and the elimination of a $2.8 million pre-acquisition receivable owed to the Company by TH China. Together with the fair value of the Company’s 45% interest, the total fair value of TH China was $471.4 million. The estimated fair value of assets acquired and liabilities assumed included net assets of $99.2 million (including $105.3 million of cash acquired), $110.6 million of other intangible assets and $261.6 million of goodwill. The goodwill of $261.6 million was assigned to the Company’s Tommy Hilfiger International segment. Goodwill is not expected to be deductible for tax purposes.

The other intangible assets of $110.6 million as of April 13, 2016 included reacquired license rights of $72.0 million, order backlog of $26.2 million and customer relationships of $12.4 million, which are subject to amortization on a straight-line basis over 2.7 years, 0.8 years and 10.0 years, respectively. The Company is still in the process of finalizing the valuation of the assets acquired and liabilities assumed; thus, the allocation of the acquisition consideration is subject to change.

4. ASSETS HELD FOR SALE

During 2015, one of the Company’s European subsidiaries entered into an agreement to sell an owned building in Amsterdam, the Netherlands. The Company classified the building as held for sale beginning in the fourth quarter of 2015 and ceased recording depreciation on the building at that time. The building had a carrying value of $14.7 million as of January 31, 2016, which was determined to be lower than the fair value, less costs to sell, and was included in other current assets in the Company’s Consolidated Balance Sheet in the Calvin Klein International segment.
The Company completed the sale of the building on July 4, 2016 for proceeds of €15.0 million (approximately $16.7 million based on the exchange rate in effect on that date) and recorded a gain of $1.5 million, which represented the excess of the proceeds, less costs to sell, over the carrying value on that date. The gain was recorded in selling, general and administrative expenses in the Company’s Consolidated Income Statement during the second quarter of 2016 and was included in the Calvin Klein International segment.

5. REDEEMABLE NON-CONTROLLING INTEREST

On June 29, 2016, the Company and Arvind Limited (“Arvind”) formed a joint venture in Ethiopia, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), in which the Company owns a 75% interest. The Company made an initial contribution of $0.2 million to PVH Ethiopia at formation and has consolidated the joint venture in its consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that will produce finished products for the Company for distribution primarily in the United States. The Company expects the manufacturing facility will begin operations in 2017.

The shareholders agreement entered into by the parties to the joint venture (the “Shareholders Agreement”) contains a put option under which the non-controlling shareholder can require the Company to purchase all of its shares in the joint venture during various future periods as specified in the Shareholders Agreement. The first such period immediately precedes the ninth anniversary of the date of incorporation of PVH Ethiopia. The Shareholders Agreement also contains call options under which the Company can require the non-controlling shareholder to sell to the Company (i) all or a portion of its shares during various future periods as specified in the Shareholders Agreement; (ii) all of its shares in the event of a change of control of the non-controlling shareholder; or (iii) all of its shares in the event that the non-controlling shareholder ceases to hold at least ten percent of the outstanding shares. The Company’s first call option referred to in clause (i) immediately follows the fifth anniversary of the date of incorporation of PVH Ethiopia. The put and call prices are the fair market value of the shares on the redemption date based upon a multiple of the joint venture’s earnings before interest, taxes, depreciation and amortization for the prior 12 months, less the joint venture’s net debt.

The fair value of the non-controlling interest as of the date of formation of the joint venture was $0.1 million. The carrying amount of the redeemable non-controlling interest is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value. Such changes in the redemption amount of the redeemable non-controlling interest are recognized immediately as they occur, since it is probable that the non-controlling interest will become redeemable in the future based on the passage of time. Any adjustment to the redemption amount of the redeemable non-controlling interest is determined after attribution of net income of the redeemable non-controlling interest and will be recognized immediately in retained earnings of the Company. The carrying amount of the redeemable non-controlling interest as of July 31, 2016 was $0.1 million.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Karl Lagerfeld
The Company acquired an economic interest of approximately 10% in the parent company of the Karl Lagerfeld brand (“Karl Lagerfeld”) during 2014 for $18.9 million. During the first quarter of 2016, a third party acquired a minority stake in Karl Lagerfeld, diluting the Company’s economic interest to approximately 8%. The Company has significant influence as defined under FASB guidance with respect to this investment, which is being accounted for under the equity method of accounting.
PVH Australia
The Company formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in 2013 in which the Company owns a 50% economic interest. The joint venture has licensed from a subsidiary of the Company since the first quarter of 2014 the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, the Company contributed to PVH Australia its subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand.

During the first quarter of 2015, the Company completed a transaction in which the Tommy Hilfiger and Van Heusen trademarks in Australia were licensed for certain product categories to subsidiaries of PVH Australia for use in Australia, New Zealand and, in the case of Tommy Hilfiger, other island nations in the South Pacific. The Tommy Hilfiger trademarks had previously been licensed to a third party and the Van Heusen trademarks had previously been licensed to the Company’s joint venture partner in PVH Australia. Additionally, subsidiaries of PVH Australia license other trademarks for certain product categories.

The Company made a net payment of $21.0 million to PVH Australia during the twenty-six weeks ended August 2, 2015, which represented its 50% share of the joint venture funding for the period. This investment is being accounted for under the equity method of accounting.

CK India

The Company acquired in 2013 a 51% economic interest in a Calvin Klein joint venture in India that has since been renamed Calvin Klein Arvind Fashion Private Limited (“CK India”). CK India licenses from a subsidiary of the Company the rights to the Calvin Klein trademarks in India for certain product categories. CK India was consolidated in the Company’s financial statements during 2013. During the first quarter of 2014, Arvind purchased the Company’s prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between the Company and Arvind, the Company no longer was deemed to hold a controlling interest in the joint venture. CK India was deconsolidated as a result and the Company began reporting its 51% interest as an equity method investment in the first quarter of 2014.

The Company made a payment of $1.6 million to CK India during the twenty-six weeks ended August 2, 2015 to contribute its 51% share of the joint venture funding for the period.

TH Brazil

The Company formed a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”), in Brazil in 2012, in which the Company owns a 40% economic interest. TH Brazil licenses from a subsidiary of the Company the rights to the Tommy Hilfiger trademarks in Brazil for certain product categories. This investment is being accounted for under the equity method of accounting.

The Company made a payment of $1.5 million to TH Brazil during the twenty-six weeks ended July 31, 2016 to contribute its 40% share of the joint venture funding for the period.

TH India

The Company acquired in 2011 a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India licenses from a Company subsidiary the rights to the Tommy Hilfiger trademarks in India for certain product categories. This investment is being accounted for under the equity method of accounting. Arvind, the Company’s joint venture partner in PVH Ethiopia and in CK India, is also the Company’s joint venture partner in TH India.

TH China

The Company formed TH China as a joint venture in 2010. This investment was accounted for under the equity method of accounting until April 13, 2016, on which date the Company acquired the 55% of the ownership interests in TH China that it did not already own. Please see Note 3, “Acquisitions,” for a further discussion.

Total Investments in Unconsolidated Affiliates

Included in other assets in the Company’s Consolidated Balance Sheets as of July 31, 2016, January 31, 2016 and August 2, 2015 is $94.6 million, $140.7 million (of which $52.9 million related to TH China) and $134.7 million (of which $47.4 million related to TH China), respectively, related to these investments in unconsolidated affiliates.

7. GOODWILL

The changes in the carrying amount of goodwill for the twenty-six weeks ended July 31, 2016, by segment (please see Note 18, “Segment Data,” for a further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of January 31, 2016
Goodwill, gross	$728.0	$841.5	$204.4	$1,208.4	$237.0	$11.9	$3,231.2
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	728.0	841.5	204.4	1,208.4	237.0	—	3,219.3
Contingent purchase price payments to Mr. Calvin Klein	13.9	9.7	—	—	—	—	23.6
Acquisition of TH China	—	—	—	261.6	—	—	261.6
Currency translation	0.2	16.7	—	14.9	(0.2)	—	31.6
Balance as of July 31, 2016
Goodwill, gross	742.1	867.9	204.4	1,484.9	236.8	11.9	3,548.0
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$742.1	$867.9	$204.4	$1,484.9	$236.8	$—	$3,536.1

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

8. RETIREMENT AND BENEFIT PLANS

The Company has five qualified defined benefit pension plans as of July 31, 2016 covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five noncontributory plans as its “Pension Plans.”

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

Net benefit cost related to the Company’s Pension Plans was recognized in selling, general and administrative expenses in the Company’s Consolidated Income Statements as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	7/31/16	8/2/15	7/31/16	8/2/15

Service cost, including plan expenses	$6.1	$8.2	$12.6	$15.3
Interest cost	7.4	6.8	14.9	13.9
Expected return on plan assets	(8.9)	(10.4)	(17.9)	(21.2)
Total	$4.6	$4.6	$9.6	$8.0

Net benefit cost related to the Company’s SERP Plans was recognized in selling, general and administrative expenses in the Company’s Consolidated Income Statements as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	7/31/16	8/2/15	7/31/16	8/2/15

Service cost, including plan expenses	$0.9	$1.5	$2.2	$2.8
Interest cost	0.9	0.9	1.9	1.8
Total	$1.8	$2.4	$4.1	$4.6

Net benefit cost related to the Company’s Postretirement Plans was recognized in selling, general and administrative expenses in the Company’s Consolidated Income Statements as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	7/31/16	8/2/15	7/31/16	8/2/15

Interest cost	$0.1	$0.1	$0.3	$0.3
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Total	$0.0	$0.0	$0.1	$0.1

Currently, the Company expects to make a contribution of approximately $6.9 million to its Pension Plans in 2016. The Company’s actual contributions may differ from planned contributions due to many factors including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

9. DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has yen-denominated short-term lines of credit and overdraft facilities with a number of Japanese banks at various interest rates that provide for borrowings of up to ¥2,200.0 million (approximately $21.3 million based on exchange rates in effect on July 31, 2016) and are utilized primarily to fund working capital needs. As of July 31, 2016, the Company had $19.4 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at July 31, 2016 was 0.28%. The maximum amount of borrowings outstanding during the twenty-six weeks ended July 31, 2016 was $19.4 million.

One of the Company’s Asian subsidiaries has a won-denominated overdraft facility with a South Korean bank that provides for borrowings of up to ₩3,500.0 million (approximately $3.1 million based on exchange rates in effect on July 31, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the South Korean bank three-month certificate of deposit rate plus 1.50%. There were no borrowings outstanding under this facility as of or during the twenty-six weeks ended July 31, 2016.

One of the Company’s Asian subsidiaries has a United States dollar-denominated short-term revolving credit facility with a bank that provides for borrowings of up to $10.0 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the one-month London interbank borrowing rate (“LIBOR”) plus 1.50%. At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the bank. There were no borrowings outstanding under this facility as of or during the twenty-six weeks ended July 31, 2016.

One of the Company’s European subsidiaries has euro-denominated short-term revolving notes with a number of banks at various interest rates, as well as overdraft facilities, that provide for borrowings of up to €60.0 million (approximately $66.7 million based on exchange rates in effect on July 31, 2016) and are used primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the twenty-six weeks ended July 31, 2016.

One of the Company’s European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to $3.7 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 3.00%. As of July 31, 2016, the Company had no borrowings outstanding under this facility. The maximum amount of borrowings outstanding during the twenty-six weeks ended July 31, 2016 was $3.3 million.

One of the Company’s European subsidiaries has a Turkish lira-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to lira 3.0 million (approximately $1.0 million based on exchange rates in effect on July 31, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 4.00%. As of July 31, 2016, the Company had no borrowings outstanding under this facility. The maximum amount of borrowings outstanding during the twenty-six weeks ended July 31, 2016 was $0.9 million.

One of the Company’s Mexican subsidiaries has a peso-denominated short-term revolving credit facility with a Mexican bank that provides for borrowings of up to ₱161.1 million (approximately $8.5 million based on exchange rates in effect on July 31, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Interbank Equilibrium Interest Rate plus 0.90%. As of July 31, 2016, the Company had no borrowings outstanding under this facility. The maximum amount of borrowings outstanding during the twenty-six weeks ended July 31, 2016 was equal to the maximum amount of borrowings available under this facility.

One of the Company’s Latin American subsidiaries has a Brazilian real-denominated short-term revolving credit facility with a Brazilian bank that provides for borrowings of up to R$25.0 million (approximately $7.6 million based on exchange rates in effect on July 31, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured. There were no borrowings outstanding as of or during the twenty-six weeks ended July 31, 2016.

The Company also has the ability to draw revolving borrowings under its senior secured credit facilities as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. As of July 31, 2016, the Company had no borrowings outstanding under these facilities. The maximum amount of revolving borrowings outstanding under these facilities during the twenty-six weeks ended July 31, 2016 was $15.3 million.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	7/31/16	8/2/15

Senior secured Term Loan A facility due 2021	$2,187.3	$1,853.3
Senior secured Term Loan B facility	—	707.9
4 1/2% senior unsecured notes due 2022	689.6	688.0
7 3/4% debentures due 2023	99.4	99.3
3 5/8% senior unsecured notes due 2024	381.9	—
Total	3,358.2	3,348.5
Less: Current portion of long-term debt	—	111.7
Long-term debt	$3,358.2	$3,236.8

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of July 31, 2016 and August 2, 2015.

As of July 31, 2016, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
Remainder of 2016	$—
2017	56.1
2018	161.4
2019	220.1
2020	234.7
2021	1,525.8

Total debt repayments for the next five years exceed the carrying amount of the Company’s Term Loan A facility as of July 31, 2016 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of July 31, 2016, after taking into account the effect of the Company’s interest rate swap agreements discussed in the section below entitled “2016 Senior Secured Credit Facilities,” which were in effect as of such date, approximately 65% of the Company’s long-term debt had a fixed interest rate, with the remainder at variable interest rates.

2014 Senior Secured Credit Facilities

On March 21, 2014, the Company entered into an amendment to its senior secured credit facilities (as amended, the “2014 facilities”). The 2014 facilities consisted of a $1,986.3 million United States dollar-denominated Term Loan A facility, a $1,188.6 million United States dollar-denominated Term Loan B facility and senior secured revolving credit facilities consisting of (a) a $475.0 million United States dollar-denominated revolving credit facility, (b) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185.9 million euro-denominated revolving credit facility available in euro, pounds sterling, Japanese yen or Swiss francs.

On May 19, 2016, the Company amended the 2014 facilities, as discussed in the following section.

2016 Senior Secured Credit Facilities

On May 19, 2016 (the “Amendment Date”), the Company entered into an amendment (the “Amendment”) to the 2014 facilities (as amended by the Amendment, the “2016 facilities”). Among other things, the Amendment provided for an additional $582.0 million principal amount of loans under the Term Loan A facility, the repayment of all outstanding loans under the Term Loan B facility and the termination of the Term Loan B facility. In addition, the Amendment extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2019 to May 19, 2021. On the Amendment Date, the Company borrowed the additional $582.0 million principal amount of loans under the Term Loan A facility made available pursuant to the Amendment and used the proceeds of such borrowings to repay the $582.0 million principal amount of loans outstanding under the Term Loan B facility under the 2014 facilities.

The 2016 facilities consist of a $2,347.4 million United States dollar-denominated Term Loan A facility and senior secured revolving credit facilities consisting of (a) a $475.0 million United States dollar-denominated revolving credit facility, (b) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185.9 million euro-denominated revolving credit facility available in euro, pounds sterling, Japanese yen or Swiss francs. In connection with entering into the Amendment, the Company paid debt issuance costs of $10.9 million (of which $4.6 million was expensed as debt modification costs and $6.3 million is being amortized over the term of the related debt agreement) and recorded debt extinguishment costs of $11.2 million to write-off previously capitalized debt issuance costs.

The revolving credit facilities also include amounts available for letters of credit. As of July 31, 2016, the Company had $24.1 million of outstanding letters of credit. There were no borrowings outstanding under the revolving credit facilities. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350.0 million plus (y) the aggregate amount of all voluntary prepayments of loans under the Term Loan A and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2016 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2016 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The terms of the Term Loan A facility require the Company to make quarterly repayments of amounts outstanding under the 2016 facilities, which commenced with the calendar quarter ended June 30, 2016. Such amounts equal 5.00% per annum of the principal amount outstanding on the Amendment Date for the first eight calendar quarters following the Amendment Date, 7.50% per annum of the principal amount for the four quarters thereafter and 10.00% per annum of the principal amount for the remaining quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the Term Loan A facility.

The Company made payments of $201.2 million and $165.7 million during the twenty-six weeks ended July 31, 2016 and August 2, 2015, respectively, on its term loans under the 2014 and 2016 facilities. As a result of the voluntary repayments made by the Company, as of July 31, 2016, the Company had satisfied its mandatory long-term debt repayment requirements for the next twelve months. The Company had term loans outstanding of $2,187.3 million, net of original issue discounts and debt issuance costs, as of July 31, 2016.

The Company’s obligations under the 2016 facilities are guaranteed by substantially all of its existing and future direct and indirect United States subsidiaries, with certain exceptions. Obligations of the European borrower under the 2016 facilities are guaranteed by the Company, substantially all of the Company’s existing and future direct and indirect United States subsidiaries (with certain exceptions) and Tommy Hilfiger Europe B.V., one of the Company’s wholly owned subsidiaries. The Company and its United States subsidiary guarantors have pledged certain of their assets as security for the obligations under the 2016 facilities.

The outstanding borrowings under the 2016 facilities are prepayable at any time without penalty (other than customary breakage costs). The terms of the 2016 facilities require the Company to repay certain amounts outstanding thereunder with (a) net cash proceeds of the incurrence of certain indebtedness, (b) net cash proceeds of certain asset sales or other dispositions (including as a result of casualty or condemnation) that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions, and (c) a percentage of excess cash flow that exceeds the voluntary debt payments the Company has made during the applicable year, which percentage is based upon its net leverage ratio during the relevant fiscal period.

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

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.50% for adjusted Eurocurrency rate loans and 0.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to each of the Company’s fiscal quarters, the applicable margin for borrowings under the Term Loan A facility and the revolving credit facilities is subject to adjustment based upon the Company’s net leverage ratio.

The 2016 facilities contain customary events of default, including but not limited to nonpayment; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcies and liquidations; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as

amended; certain events related to certain of the guarantees by the Company and certain of its subsidiaries, and certain pledges of the Company’s assets and those of certain of the Company’s subsidiaries, as security for the obligations under the 2016 facilities; and a change in control (as defined in the 2016 facilities).

During the second quarter of 2014, the Company entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514.2 million of the Company’s variable rate debt obligation under the 2014 facilities or any replacement facility with similar terms. Under the terms of this agreement, the one-month LIBOR that the Company paid was capped at a rate of 1.50%. Therefore, the maximum amount of interest that the Company would have paid on the then-outstanding notional amount was at the 1.50% capped rate, plus the current applicable margin. The agreement expired on February 17, 2016.

During the second quarter of 2014, the Company entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $682.6 million of the Company’s variable rate debt obligation under the 2014 facilities or any replacement facility with similar terms, including the 2016 facilities, to fixed rate debt. Such agreement remains outstanding with a notional amount of $665.3 million as of July 31, 2016, and is now converting a portion of the Company’s variable rate debt obligation under the 2016 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and the Company will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

During the second quarter of 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228.8 million of the Company’s variable rate debt obligation under the Company’s previously outstanding facilities or any replacement facility with similar terms, including the 2016 facilities, to fixed rate debt. Such agreement remained outstanding with a notional amount of $427.4 million as of July 31, 2016, and was converting a portion of the Company’s variable rate debt obligation under the 2016 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR was eliminated and the Company paid a fixed rate of 0.604%, plus the current applicable margin. The agreement expired on August 17, 2016.

The notional amount of any outstanding interest rate swap will be adjusted according to a pre-set schedule during the term of the applicable swap agreement such that, based on the Company’s projections for future debt repayments, the Company’s outstanding debt under the Term Loan A facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps.

The 2016 facilities also contain covenants that restrict the Company’s ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in its interest or to satisfy its obligations under its other outstanding debt. These covenants restrict its ability to, among other things:

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

The 2016 facilities require the Company to comply with certain financial covenants, including minimum interest coverage and maximum net leverage. A breach of any of these operating or financial covenants would result in a default under the applicable facility. If an event of default occurs and is continuing, the lenders could elect to declare all amounts then outstanding, together with accrued interest, to be immediately due and payable which would result in acceleration of its other debt. If the Company were unable to repay any such borrowings when due, the lenders could proceed against their collateral, which also secures some of the Company’s other indebtedness.

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

3 5/8% Senior Notes Due 2024

On June 20, 2016, the Company issued €350.0 million euro-denominated principal amount of 3 5/8% senior notes due July 15, 2024. Interest on the notes is payable in euros. The Company paid €6.4 million (approximately $7.3 million based on exchange rates in effect on the payment date) of fees during the second quarter of 2016 in connection with the issuance of these notes, which are amortized over the term of the notes. The Company may redeem some or all of these notes at any time prior to April 15, 2024 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after April 15, 2024 at their principal amount plus any accrued and unpaid interest.

Substantially all of the Company’s assets have been pledged as collateral to secure the Company’s obligations under its senior secured credit facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 7, “Goodwill.”

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended July 31, 2016 and August 2, 2015 were 21.2% and 19.0%, respectively. The effective income tax rates for the twenty-six weeks ended July 31, 2016 and August 2, 2015 were 15.3% and 20.8%, respectively.
The effective income tax rates for the thirteen and twenty-six weeks ended July 31, 2016 were lower than the United States statutory rate due to the benefit of lower tax rates in international jurisdictions where the Company files tax returns. Also contributing to the lower effective income tax rate for the twenty-six weeks ended July 31, 2016 was the benefit of certain discrete items, including the lower tax rate applicable to the pre-tax gain recorded to write-up the Company’s existing equity investment in TH China to fair value.
The effective income tax rates for the thirteen and twenty-six weeks ended August 2, 2015 were lower than the United States statutory rate due to the benefit of lower tax rates in international jurisdictions where the Company files tax returns.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company periodically uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its term loans under the 2016 facilities. The Company has entered into interest rate swap agreements to hedge against a portion of this exposure. The Company had also entered into an interest rate cap agreement, which expired on February 17, 2016. Please see Note 9, “Debt,” for a further discussion of the Company’s facilities and these agreements.

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). The cash flows from such hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. No amounts were excluded from effectiveness testing. There was no ineffective portion of cash flow hedges during the twenty-six weeks ended July 31, 2016 and August 2, 2015.

Net Investment Hedge

The Company has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, during the second quarter of 2016, the Company designated the carrying amount of its €350.0 million euro-denominated principal amount of 3 5/8% senior notes due 2024 (the “foreign currency borrowings”) that it had issued in the United States as a net investment hedge of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 9, “Debt,” for a further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured as of the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as a net investment hedge, such remeasurement is recorded in equity as a component of AOCL. As of July 31, 2016, the fair value and the carrying value of the foreign currency borrowings designated as a net investment hedge was $406.5 million and $381.9 million, respectively. The Company evaluates the effectiveness of its net investment hedge as of the beginning of each quarter. No amounts were excluded from effectiveness testing. There was no ineffective portion of the net investment hedge during the twenty-six weeks ended July 31, 2016.

Undesignated Contracts

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

In addition, the Company has exposure to changes in foreign currency exchange rates related to the translation of the earnings of its subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company entered into several foreign currency option contracts during the second quarter of 2016. These contracts represent the Company’s purchase of euro put/United States dollar call options. In connection with the foreign currency option contracts, the Company paid a cash premium of $1.1 million during the second quarter of 2016.

The Company’s foreign currency option contracts are also undesignated contracts. As such, the changes in the fair value of these foreign currency option contracts are recognized immediately in earnings. This mitigates the effect of a strengthening United States dollar against the euro on the reporting of the Company’s euro-denominated earnings.

The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Assets (Classified in Other Current Assets and Other Assets)			Liabilities (Classified in Accrued Expenses and Other Liabilities)
	7/31/16	1/31/16	8/2/15	7/31/16	1/31/16	8/2/15
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$6.8	$24.9	$46.6	$12.5	$1.7	$3.2
Interest rate contracts	—	—	0.3	17.0	20.6	14.4
Total contracts designated as cash flow hedges	6.8	24.9	46.9	29.5	22.3	17.6

Undesignated contracts:
Foreign currency forward exchange contracts	1.8	19.3	18.2	0.7	0.1	0.4
Foreign currency option contracts	1.0	—	—	—	—	—
Total undesignated contracts	2.8	19.3	18.2	0.7	0.1	0.4
Total	$9.6	$44.2	$65.1	$30.2	$22.4	$18.0

At July 31, 2016, the notional amount outstanding of foreign currency forward exchange contracts and foreign currency option contracts was $925.9 million and $50.0 million, respectively. Such contracts expire principally between August 2016 and January 2018.

The following table summarizes the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income		Gain (Loss) Reclassified from AOCL into Income (Expense)
(In millions)			Location	Amount

Thirteen Weeks Ended	7/31/16	8/2/15		7/31/16	8/2/15
Foreign currency forward exchange contracts (inventory purchases)	$21.2	$23.1	Cost of goods sold	$3.5	$27.5
Interest rate contracts	(1.4)	(2.6)	Interest expense	(2.7)	(1.1)
Foreign currency borrowings (net investment hedge)	7.8	—	N/A	—	—
Total	$27.6	$20.5		$0.8	$26.4

Twenty-Six Weeks Ended	7/31/16	8/2/15		7/31/16	8/2/15
Foreign currency forward exchange contracts (inventory purchases)	$(37.2)	$23.7	Cost of goods sold	$8.2	$48.1
Interest rate contracts	(1.5)	(1.5)	Interest expense	(5.1)	(2.2)
Foreign currency borrowings (net investment hedge)	7.8	—	N/A	—	—
Total	$(30.9)	$22.2		$3.1	$45.9

A net loss in AOCL on foreign currency forward exchange contracts at July 31, 2016 of $1.6 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statement to costs of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net loss in AOCL for interest rate contracts at July 31, 2016 of $12.5 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts:

(In millions)	(Loss) Gain Recognized in (Expense) Income
Thirteen Weeks Ended	Location	7/31/16	8/2/15
Foreign currency forward exchange contracts	Selling, general and administrative expenses	$(2.9)	$1.8
Foreign currency option contracts	Selling, general and administrative expenses	(0.2)	—

Twenty-Six Weeks Ended	Location	7/31/16	8/2/15
Foreign currency forward exchange contracts	Selling, general and administrative expenses	$(6.7)	$4.5
Foreign currency option contracts	Selling, general and administrative expenses	(0.2)	—

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of July 31, 2016.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	7/31/16				1/31/16				8/2/15
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$8.6	N/A	$8.6	N/A	$44.2	N/A	$44.2	N/A	$64.8	N/A	$64.8
Interest rate contracts	N/A	—	N/A	—	N/A	—	N/A	—	N/A	0.3	N/A	0.3
Foreign currency option contracts	N/A	1.0	N/A	1.0	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Assets	N/A	$9.6	N/A	$9.6	N/A	$44.2	N/A	$44.2	N/A	$65.1	N/A	$65.1

Liabilities:
Foreign currency forward exchange contracts	N/A	$13.2	N/A	$13.2	N/A	$1.8	N/A	$1.8	N/A	$3.6	N/A	$3.6
Interest rate contracts	N/A	17.0	N/A	17.0	N/A	20.6	N/A	20.6	N/A	14.4	N/A	14.4
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$2.2	2.2	N/A	N/A	$2.2	2.2	N/A	N/A	$4.1	4.1
Total Liabilities	N/A	$30.2	$2.2	$32.4	N/A	$22.4	$2.2	$24.6	N/A	$18.0	$4.1	$22.1

The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair values of the interest rate contracts are based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments. The fair value of the foreign currency option contracts is estimated based on external valuation models, which do not involve management judgment and use the original strike price, current foreign currency exchange rates, the implied volatility in foreign currency exchange rates and length of time to expiration as inputs.

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

The following table presents the change in the Level 3 contingent purchase price payment liability during the twenty-six weeks ended July 31, 2016 and August 2, 2015:

(In millions)	Twenty-Six Weeks Ended
	7/31/16	8/2/15
Beginning Balance	$2.2	$4.0
Payments	—	—
Adjustments included in earnings	0.0	0.1
Ending Balance	$2.2	$4.1

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of July 31, 2016 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	35.0%
Approximate discount rate	15.0%

A five percentage point increase or decrease in the discount rate or the compounded annual net sales growth rate would result in an immaterial change to the liability.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis during the twenty-six weeks ended August 2, 2015, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
Assets:	Level 1	Level 2	Level 3
Property, plant and equipment	N/A	N/A	$—	$—	$1.6

Long-lived assets with a carrying amount of $1.6 million were written down to a fair value of zero during the twenty-six weeks ended August 2, 2015 in connection with the financial performance in one of the Company’s Calvin Klein retail stores in North America. Fair value was determined based on the estimated future operating results reflecting poor year-to-date performance and sales trends. The impairment charge was included in selling, general and administrative expenses in the Calvin Klein North America segment.

In connection with the Company’s acquisition in April 2016 of the 55% of the ownership interests in TH China that it did not already own, the 45% interest in TH China owned by the Company was remeasured to a fair value of $205.6 million, resulting in the recognition of a pre-tax noncash gain of $153.1 million in the twenty-six weeks ended July 31, 2016. The Company classifies this as a Level 3 measurement. Please see Note 3, “Acquisitions,” for a further discussion.

The Company guaranteed lease payments for substantially all G. H. Bass & Co. (“Bass”) retail stores included in the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013 pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease. The estimated fair value of these guarantee obligations as of July 31, 2016, January 31, 2016 and August 2, 2015 was $1.6 million, $1.9 million and $2.6 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. The Company classifies these as Level 3 measurements. The fair value of such guarantee obligations was determined using the discounted cash flow method, based on the guaranteed lease payments, the estimated probability of lease extensions and estimates of the risk of default by the buyer of the Bass assets, and was discounted using rates of return that account for the relative risks of the estimated future cash flows.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of July 31, 2016, January 31, 2016 and August 2, 2015 were as follows:

(In millions)	7/31/16		1/31/16		8/2/15
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$741.7	$741.7	$556.4	$556.4	$466.7	$466.7
Short-term borrowings	19.4	19.4	25.9	25.9	8.1	8.1
Long-term debt (including portion classified as current)	3,358.2	3,434.6	3,168.3	3,190.5	3,348.5	3,408.6

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

13. STOCK-BASED COMPENSATION

The Company grants stock-based awards under its 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan replaced certain other prior stock option plans. These other plans terminated upon the 2006 Plan’s initial stockholder approval in June 2006. Shares issued as a result of stock-based compensation transactions generally have been funded with the issuance of new shares of the Company’s common stock.

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

Through July 31, 2016, the Company has granted under the 2006 Plan (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable PSUs; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying a restricted stock award, RSU or PSU reduces the number available by two shares. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant.

Net income for the twenty-six weeks ended July 31, 2016 and August 2, 2015 included $19.5 million and $20.4 million, respectively, of pre-tax expense related to stock-based compensation, with recognized income tax benefits of $5.8 million and $5.0 million, respectively.

Stock options currently outstanding are generally exercisable in four equal annual installments commencing one year after the date of grant. The vesting of such options outstanding is also generally accelerated upon retirement (as defined in the 2006 Plan). Such options are granted with a 10-year term.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options, net of estimated forfeitures, is expensed over the options’ vesting periods.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the twenty-six weeks ended July 31, 2016 and August 2, 2015:

	Twenty-Six Weeks Ended
	7/31/16	8/2/15
Weighted average risk-free interest rate	1.45%	1.54%
Weighted average expected option term (in years)	6.25	6.25
Weighted average Company volatility	34.64%	36.32%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per option	$35.60	$40.23

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

Service-based stock option activity for the twenty-six weeks ended July 31, 2016 was as follows:

(In thousands, except per option data)	Options	Weighted Average Exercise Price Per Option
Outstanding at January 31, 2016	1,443	$70.79
Granted	228	99.27
Exercised	155	65.82
Cancelled	6	106.83
Outstanding at July 31, 2016	1,510	$75.46
Exercisable at July 31, 2016	1,057	$62.29

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

RSU activity for the twenty-six weeks ended July 31, 2016 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 31, 2016	653	$111.61
Granted	381	97.94
Vested	150	108.67
Cancelled	45	110.16
Non-vested at July 31, 2016	839	$106.00

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

The Company granted contingently issuable PSUs to certain of the Company’s executives during the second quarter of 2013 and to certain of the Company’s senior executives during the first quarter of each of 2015 and 2016 subject to a three-year performance period. For such awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For the awards granted in the second quarter of 2013, the performance period ended on May 5, 2016 and the holders did not earn any shares, as the Company did not achieve either of the threshold performance levels required for payout. The Company records expense ratably over the applicable vesting period, net of estimated forfeitures, regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted in the first quarter of 2016 and 2015 was established for each grant on the grant date using the Monte Carlo simulation model, which was based on the following assumptions:

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

PSU activity for the twenty-six weeks ended July 31, 2016 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 31, 2016	493	$121.41
Granted	76	87.16
Vested	26	114.77
Cancelled	421	124.01
Non-vested at July 31, 2016	122	$92.42

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the twenty-six weeks ended July 31, 2016 and August 2, 2015 were $5.8 million and $9.0 million, respectively. Of those amounts, $0.5 million and $3.4 million, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component for the twenty-six weeks ended July 31, 2016:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, January 31, 2016	$(730.5)	$0.1	$26.2	$(704.2)
Other comprehensive income (loss) before reclassifications	84.7	—	(35.2)	49.5
Less: Amounts reclassified from AOCL	—	0.1	2.8	2.9
Net gain on net investment hedge	4.9	—	—	4.9
Other comprehensive income (loss)	89.6	(0.1)	(38.0)	51.5
Balance, July 31, 2016	$(640.9)	$0.0	$(11.8)	$(652.7)

The following table presents the changes in AOCL, net of related taxes, by component for the twenty-six weeks ended August 2, 2015:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized gain on effective cash flow hedges	Total
Balance, February 1, 2015	$(496.2)	$0.4	$79.3	$(416.5)
Other comprehensive (loss) income before reclassifications	(140.1)	—	22.1	(118.0)
Less: Amounts reclassified from AOCL	—	0.1	45.3	45.4
Other comprehensive loss	(140.1)	(0.1)	(23.2)	(163.4)
Balance, August 2, 2015	$(636.3)	$0.3	$56.1	$(579.9)

The following table presents reclassifications out of AOCL to earnings for the thirteen and twenty-six weeks ended July 31, 2016 and August 2, 2015:

(In millions)	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Income Statements
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	7/31/16	8/2/15	7/31/16	8/2/15
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts	$3.5	$27.5	$8.2	$48.1	Cost of goods sold
Interest rate contracts	(2.7)	(1.1)	(5.1)	(2.2)	Interest expense
Less: Tax effect	0.4	0.3	0.3	0.6	Income tax expense
Total, net of tax	$0.4	$26.1	$2.8	$45.3

Amortization of retirement liability items:
Prior service credit	$0.1	$0.1	$0.2	$0.2	Selling, general and administrative expenses
Less: Tax effect	0.1	0.1	0.1	0.1	Income tax expense
Total, net of tax	$0.0	$0.0	$0.1	$0.1

15. STOCKHOLDERS’ EQUITY

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

During the twenty-six weeks ended July 31, 2016, the Company purchased approximately 1.4 million shares of its common stock in open market transactions for $129.2 million (2.8 million shares for $255.4 million since inception) under the program. As of July 31, 2016, the repurchased shares were held as treasury stock and $244.6 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of vested RSUs, PSUs and restricted stock to satisfy tax withholding requirements.

16. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions, except per share data)	7/31/16	8/2/15	7/31/16	8/2/15

Net income attributable to PVH Corp.	$90.5	$102.2	$322.1	$216.3

Weighted average common shares outstanding for basic net income per common share	80.7	82.7	81.0	82.6
Weighted average impact of dilutive securities	0.6	0.8	0.6	0.8
Total shares for diluted net income per common share	81.3	83.5	81.6	83.4

Basic net income per common share attributable to PVH Corp.	$1.12	$1.24	$3.98	$2.62

Diluted net income per common share attributable to PVH Corp.	$1.11	$1.22	$3.95	$2.59

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	7/31/16	8/2/15	7/31/16	8/2/15

Weighted average potentially dilutive securities	1.0	0.6	1.0	0.6

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of July 31, 2016 and August 2, 2015 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen and twenty-six weeks ended July 31, 2016 and August 2, 2015. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.2 million and 0.8 million as of July 31, 2016 and August 2, 2015, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

17. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the twenty-six weeks ended July 31, 2016 and August 2, 2015, the Company recorded increases to goodwill of $23.6 million and $22.0 million, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the twenty-six weeks ended July 31, 2016 and August 2, 2015, the Company paid $25.2 million and $23.9 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 2016 and August 2, 2015 are $2.4 million and $3.1 million, respectively, of assets acquired through capital leases.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for the twenty-six weeks ended July 31, 2016 is $2.0 million of shares repurchased under the stock repurchase program for which the trade occurred but remained unsettled as of July 31, 2016.

During the second quarter of 2016, the Company recorded a loss of $11.2 million to write-off previously capitalized debt issuance costs in connection with the amendment of its credit facilities.

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

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe and China, primarily to department and specialty stores, e-commerce sites operated by key department store customers and pure play e-commerce retailers, franchisees of Tommy Hilfiger, distributors and licensees; (ii) operating retail stores in Europe, China and Japan and international e-commerce sites, which sell Tommy Hilfiger branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Tommy Hilfiger foreign affiliates in Brazil, India and Australia. This segment included the Company’s proportionate share of the net income or loss of its investment in TH China until April 13, 2016, on which date the Company acquired the remaining interests that it did not already own and began to consolidate the operations as a wholly owned subsidiary of the Company. Please see Note 3, “Acquisitions,” for a further discussion.

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from marketing to department, chain and specialty stores and, to a lesser extent, e-commerce sites operated by key department store customers and pure play e-commerce retailers in North America of (i) dress shirts, neckwear and underwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear principally under the brand names Van Heusen, IZOD and ARROW; (iii) swimwear, fitness apparel, swim accessories and related products under the brand name Speedo; and (iv) women’s intimate apparel under the brand names Warner’s and Olga. This segment also includes the Company’s proportionate share of the net income or loss of its investment in its unconsolidated Heritage Brands foreign affiliate in Australia.

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

The following tables present summarized information by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	7/31/16	8/2/15	7/31/16	8/2/15
Revenue – Calvin Klein North America
Net sales	$361.3	$317.6	$700.1	$616.9
Royalty revenue	28.0	29.5	58.3	59.2
Advertising and other revenue	8.7	11.1	20.2	20.9
Total	398.0	358.2	778.6	697.0

Revenue – Calvin Klein International
Net sales	306.2	264.8	622.5	556.4
Royalty revenue	16.8	18.3	35.4	36.0
Advertising and other revenue	5.4	7.3	12.6	13.1
Total	328.4	290.4	670.5	605.5

Revenue – Tommy Hilfiger North America
Net sales	396.0	384.8	717.1	726.3
Royalty revenue	9.2	9.9	20.2	19.5
Advertising and other revenue	2.2	2.6	4.7	5.4
Total	407.4	397.3	742.0	751.2

Revenue – Tommy Hilfiger International
Net sales	442.1	400.2	886.7	800.4
Royalty revenue	10.1	12.3	21.7	24.4
Advertising and other revenue	0.6	0.9	1.6	1.8
Total	452.8	413.4	910.0	826.6

Revenue – Heritage Brands Wholesale
Net sales	270.7	308.0	609.9	675.5
Royalty revenue	5.2	4.8	10.2	9.4
Advertising and other revenue	1.1	0.8	1.8	1.4
Total	277.0	313.6	621.9	686.3

Revenue – Heritage Brands Retail
Net sales	69.1	90.5	126.8	175.5
Royalty revenue	0.6	0.6	1.2	1.1
Advertising and other revenue	0.0	0.0	0.1	0.1
Total	69.7	91.1	128.1	176.7

Total Revenue
Net sales	1,845.4	1,765.9	3,663.1	3,551.0
Royalty revenue	69.9	75.4	147.0	149.6
Advertising and other revenue	18.0	22.7	41.0	42.7
Total	$1,933.3	$1,864.0	$3,851.1	$3,743.3

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(In millions)	7/31/16	(1)	8/2/15	(1)	7/31/16	(1)	8/2/15	(1)
Income before interest and taxes – Calvin Klein North America	$55.2		$46.1	(11)	$93.3	(7)(10)	$86.5	(12)

Income before interest and taxes – Calvin Klein International	50.5		34.7	(11)	102.7	(7)(10)	84.0	(12)

Income before interest and taxes – Tommy Hilfiger North America	46.1	(3)	58.8		69.1	(3)	89.1

Income before interest and taxes – Tommy Hilfiger International	29.5	(4)	38.9		212.8	(5)	100.7

Income before interest and taxes – Heritage Brands Wholesale	8.3		17.3	(11)(13)	36.2	(7)(8)	47.6	(12)(13)

Income (loss) before interest and taxes – Heritage Brands Retail	3.7		(2.7)	(14)	5.8		(2.8)	(14)

Loss before interest and taxes – Corporate(2)	(50.3)	(6)(9)	(39.0)	(11)(15)	(82.3)	(7)(9)	(74.2)	(12)(15)

Income before interest and taxes	$143.0		$154.1		$437.6		$330.9

(1)
Income (loss) before interest and taxes for the thirteen and twenty-six weeks ended July 31, 2016 and August 2, 2015 was significantly impacted by the strengthening of the United States dollar against foreign currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this report for a further discussion.

(2)
Includes corporate expenses not allocated to any reportable segments, as well as the Company’s proportionate share of the net income or loss of its investment in Karl Lagerfeld and the results of PVH Ethiopia. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s pension and other postretirement plans (which are generally recorded in the fourth quarter).

(3)
Income before interest and taxes for the thirteen and twenty-six weeks ended July 31, 2016 included costs of $1.3 million and $2.6 million, respectively, related to the licensing to G-III Apparel Group, Ltd. of the Tommy Hilfiger womenswear wholesale business in the United States and Canada.

(4)
Income before interest and taxes for the thirteen weeks ended July 31, 2016 included costs of $20.3 million associated with the Company’s acquisition of the 55% of the ownership interests in TH China that it did not already own, principally related to valuation adjustments and amortization of short-lived assets.

(5)
Income before interest and taxes for the twenty-six weeks ended July 31, 2016 included a noncash gain of $153.1 million to write-up the Company’s equity investment in TH China to fair value in connection with the acquisition of the 55% of the ownership interests in TH China that it did not already own. Partially offsetting the gain were acquisition related costs of $44.5 million, principally related to valuation adjustments and amortization of short-lived assets, and a one-time cost of $5.9 million recorded on the Company’s equity investment in TH China. Please see Note 3, “Acquisitions,” for a further discussion.

(6)	Loss before interest and taxes for the thirteen weeks ended July 31, 2016 included costs of $2.3 million associated with the Company’s integration of Warnaco and the related restructuring.

(7)
Income (loss) before interest and taxes for the twenty-six weeks ended July 31, 2016 included costs of $9.8 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $0.2 million in Calvin Klein North America; $2.6 million in Calvin Klein International; $0.4 million in Heritage Brands Wholesale; and $6.6 million in corporate expenses not allocated to any reportable segments.

(8)
Income before interest and taxes for the twenty-six weeks ended July 31, 2016 included costs of $2.6 million related to the discontinuation of several licensed product lines in the Company’s Heritage Brands dress furnishings business.

(9)
Loss before interest and taxes for the thirteen and twenty-six weeks ended July 31, 2016 included costs of $15.8 million related to the Company’s amendment of its credit facilities. Please see Note 9, “Debt,” for a further discussion.

(10)
Income before interest and taxes for the twenty-six weeks ended July 31, 2016 included costs of $5.5 million associated with the restructuring related to the new global creative strategy for Calvin Klein announced in April 2016. Such costs were included in the Company’s segments as follows: $2.7 million in Calvin Klein North America; and $2.8 million in Calvin Klein International.

(11)
Income (loss) before interest and taxes for the thirteen weeks ended August 2, 2015 included costs of $13.1 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs (income) were included in the Company’s segments as follows: $0.8 million in Calvin Klein North America; $(0.2) million in Calvin Klein International; $2.1 million in Heritage Brands Wholesale; and $10.4 million in corporate expenses not allocated to any reportable segments.

(12)
Income (loss) before interest and taxes for the twenty-six weeks ended August 2, 2015 included costs of $31.9 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $2.9 million in Calvin Klein North America; $3.7 million in Calvin Klein International; $5.7 million in Heritage Brands Wholesale; and $19.6 million in corporate expenses not allocated to any reportable segments.

(13)
Income before interest and taxes for the thirteen and twenty-six weeks ended August 2, 2015 included costs of $3.3 million related to the discontinuation of several licensed product lines in the Company’s Heritage Brands dress furnishings business.

(14)
Loss before interest and taxes for the thirteen and twenty-six weeks ended August 2, 2015 included costs of $5.8 million and $6.3 million, respectively, related to the operation of and exit from the Company’s Izod retail business.

(15)
Loss before interest and taxes for the thirteen and twenty-six weeks ended August 2, 2015 included a one-time gain of $2.2 million recorded in connection with the Company’s equity investment in Karl Lagerfeld.

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

19. GUARANTEES

The Company guaranteed lease payments for substantially all Bass retail stores included in the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013 pursuant to the terms of noncancelable leases expiring on various dates through 2022. These guarantees include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s guarantee remains in effect when an option is exercised to extend the term of the lease. The maximum amount guaranteed for all leases as of July 31, 2016 was $34.3 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The estimated fair value of these guarantee obligations as of July 31, 2016, January 31, 2016 and August 2, 2015 was $1.6 million, $1.9 million and $2.6 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Please see Note 12, “Fair Value Measurements,” for a further discussion.

In connection with the Company’s investments in PVH Australia and CK India, the Company has guaranteed a portion of the entities’ debt and other obligations. The maximum amount guaranteed as of July 31, 2016 was approximately $7.9 million, which is subject to exchange rate fluctuation. The guarantees are in effect for the entire terms of the respective obligations. The estimated fair value of these guarantee obligations was immaterial as of July 31, 2016, January 31, 2016 and August 2, 2015.

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
The FASB issued in November 2015 an update to accounting guidance to simplify the presentation of deferred income taxes. The guidance requires an entity to classify all deferred tax liabilities and assets as noncurrent in the balance sheet. The Company elected to early adopt this guidance during the fourth quarter of 2015 on a retrospective basis, which resulted in decreases to other current assets of $96.0 million and other liabilities of $87.5 million and an increase to other assets of $8.5 million as of August 2, 2015.
The FASB issued in April 2015 an update to accounting guidance related to debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The Company adopted this guidance during the first quarter of 2016 on a retrospective basis, which resulted in decreases to prepaid expenses of $8.1 million and $8.1 million as of January 31, 2016 and August 2, 2015, respectively, and other assets of $14.5 million and $17.3 million as of January 31, 2016 and August 2, 2015, respectively, both with corresponding decreases in debt.

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

21.    OTHER

On May 19, 2016, the Company announced that it had entered into an agreement with Grupo Axo, S.A.P.I. de C.V. (“Grupo Axo”) to form a joint venture that will license from wholly owned subsidiaries of the Company the rights to distribute in Mexico certain Calvin Klein, Tommy Hilfiger, Warner’s, Olga and Speedo brand products. The joint venture will be formed by merging the wholly owned Mexico subsidiary of the Company that operates the Calvin Klein and Heritage Brands businesses in Mexico with the wholly owned subsidiary of Grupo Axo that distributes Tommy Hilfiger brand products in Mexico. In connection with this contribution, the Company would deconsolidate its Mexico subsidiary and, as a result, it may recognize a gain or loss on such transaction. The gain or loss would be measured as the difference between the fair value of the retained equity method interest and the sum of (i) the carrying value of the net assets of the subsidiary, including any foreign currency translation adjustments recorded in AOCL, and (ii) the cash contributed to the joint venture. The closing is subject to closing conditions, including regulatory approval.

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

We are one of the largest branded apparel companies in the world, with a history dating back over 130 years. Our brand portfolio consists of nationally and internationally recognized brand names, including Calvin Klein, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International Ltd.), Warner’s and Olga. We also license brands from third parties primarily for use on dress shirts and neckwear offered in the United States and Canada. We exited our Izod retail business in the third quarter of 2015.

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

On April 13, 2016, we completed the acquisition of the 55% of the ownership interests in TH Asia, Ltd. (“TH China”), our joint venture for Tommy Hilfiger in China, that we did not already own (the “TH China acquisition”). As a result of the TH China acquisition, we now operate directly our Tommy Hilfiger business in its fastest growing market. The total consideration for the acquisition was $161 million, net of cash acquired of $105 million.

On May 19, 2016, we announced that we had entered into an agreement to form a joint venture in Mexico to which we would contribute our wholly owned subsidiary that operates and manages our Calvin Klein and Heritage Brands businesses in Mexico. In connection with this contribution, we would deconsolidate the subsidiary and, as a result, we may recognize a gain or loss on such transaction. The gain or loss would be measured as the difference between the fair value of the retained equity method interest and the sum of (i) the carrying value of the net assets of the subsidiary, including any foreign currency translation adjustments recorded in AOCL, and (ii) the cash contributed to the joint venture. The closing is subject to closing conditions, including regulatory approval.

On June 20, 2016, we issued €350 million euro-denominated principal amount of 3 5/8% senior notes due July 15, 2024. Please see “Liquidity and Capital Resources” below for a further discussion.

On June 29, 2016, we, along with our minority interest partner, formed a joint venture in Ethiopia, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), in which we own a 75% interest. We made an initial contribution of $0.2 million to PVH Ethiopia at formation and have consolidated the joint venture in our consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that will produce finished products for us for distribution primarily in the United States. We expect the manufacturing facility will begin operations in 2017.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear, jeanswear, underwear, intimate apparel, swim products, handbags, footwear, accessories and other related products under owned and licensed trademarks, including through e-commerce sites operated by key department store customers and pure play e-commerce retailers, and (ii) the sale through (a) approximately 1,550 Company-operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger and Van Heusen trademarks, (b) approximately 1,100 Company-operated concessions/shop-in-shops worldwide under our Calvin Klein and Tommy Hilfiger trademarks, and (c) e-commerce sites in certain countries under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products, and swimwear and related products in North America through our SpeedoUSA.com e-commerce site. We also operated IZOD retail stores through the end of the third quarter of 2015, at which time we completed the exit from the business. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks.

In connection with the TH China acquisition, we recorded a net pre-tax gain of $103 million in the twenty-six weeks ended July 31, 2016, including a noncash gain of $153 million to write-up our existing equity investment to fair value and costs of $50 million, a portion of which was noncash and related to valuation adjustments and amortization of short-lived assets. We expect to incur additional pre-tax charges of approximately $33 million during the remainder of 2016, primarily consisting of noncash amortization of short-lived assets.

We recorded pre-tax charges principally in connection with the Warnaco integration and related restructuring that totaled $10 million and $30 million in the twenty-six weeks ended July 31, 2016 and August 2, 2015, respectively. We expect to incur additional pre-tax charges of approximately $2 million during the remainder of 2016.

We implemented initiatives in 2015 to rationalize the Heritage Brands business, including the exit from our Izod retail business (completed in the third quarter of 2015) and the discontinuation in 2015 of several licensed product lines in the dress furnishings business. We recorded pre-tax charges of $6 million in the twenty-six weeks ended August 2, 2015 in connection with the operation of and exit from our Izod retail business. We recorded pre-tax charges of $3 million in each of the twenty-six weeks ended July 31, 2016 and August 2, 2015 related to the discontinuation of several licensed product lines in the dress furnishings business.

We recorded pre-tax charges of $3 million in the twenty-six weeks ended July 31, 2016 in connection with the licensing to G-III of the Tommy Hilfiger womenswear wholesale business in the United States and Canada and expect to incur additional pre-tax charges of approximately $1 million during the remainder of 2016.

We also recorded pre-tax charges of $6 million in the twenty-six weeks ended July 31, 2016 in connection with the restructuring associated with the new global creative strategy for Calvin Klein announced in April 2016.

We amended our senior secured credit facilities on May 19, 2016 and recorded pre-tax debt modification and extinguishment charges of $16 million in the twenty-six weeks ended July 31, 2016. Please see “Liquidity and Capital Resources” below for a further discussion.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Amounts recorded in local foreign currencies are translated back to United States dollars using an average exchange rate over the representative period. Our international revenue and earnings are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. In 2015, approximately 45% of our revenue was subject to foreign currency translation. Beginning in the latter part of 2014, the United States dollar strengthened against most major currencies, resulting in a negative impact on our results of operations for 2015 and the first half of 2016. We currently expect the strength of the United States dollar and resulting unfavorable impact on our revenue and earnings to continue through the remainder of 2016. Additionally, there is a transaction impact on our financial results because inventory is often purchased in United States dollars by foreign subsidiaries. As with translation, during times of a strengthening United States dollar, our results of operations will be negatively impacted by these transactions as the increased local currency value of inventory results in a higher local currency cost of goods when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transaction impact. The hedge contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the unfavorable impact of a strengthening United States dollar on the cost of inventory purchases covered by these hedge contracts may be realized in our earnings in the year following inception of the hedge contracts as the underlying inventory hedged by such forward exchange contracts is sold. As such, the unfavorable impact of a strengthening United States dollar against most major currencies in the latter part of 2014 and through 2015, particularly the euro, negatively impacted our gross margin during the twenty-six weeks ended July 31, 2016, and is expected to have a negative impact on our earnings during the remainder of 2016.

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

Due to the above factors, our operating results for the twenty-six weeks ended July 31, 2016 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 31, 2016 Compared With Thirteen Weeks Ended August 2, 2015

Total Revenue

Total revenue in the second quarter of 2016 was $1.933 billion as compared to $1.864 billion in the second quarter of the prior year. The increase in revenue of $69 million was due principally to the net effect of the following items:

•
The addition of an aggregate of $78 million of revenue attributable to our Calvin Klein North America and Calvin Klein International segments, which included a reduction of approximately $16 million related to the impact of foreign currency translation. Revenue in the Calvin Klein North America segment increased 11% (including a 1% negative foreign currency impact) primarily driven by continued healthy performance across the wholesale businesses. Revenue in the North America retail business grew modestly, as square footage expansion in Company-operated stores was partially offset by a 4% comparable store sales decline driven by continued weakness in traffic and consumer spending trends in Calvin Klein’s United States stores located in international tourist locations. Calvin Klein International segment revenue increased 13% (including a 4% negative foreign currency impact), including an 11% increase in comparable store sales. The robust performance was driven by growth across Europe and Asia.

•
The addition of an aggregate of $50 million of revenue attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, which included a reduction of approximately $9 million related to the impact of foreign currency translation. Revenue in the Tommy Hilfiger North America segment increased 3% as growth in the wholesale business was partially offset by continued softness in the United States retail business. North America comparable store sales declined 7% compared to the prior year period, driven by continued weakness in traffic and consumer spending trends in Tommy Hilfiger’s United States stores located in international tourist locations. Tommy Hilfiger International segment revenue increased 10% (including a 1% negative foreign currency impact), driven by continued strong growth in Europe, including an 8% increase in comparable store sales, and the TH China acquisition.

•
The reduction of an aggregate of $58 million of revenue attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments. The decrease was driven by the rationalization initiatives in the business discussed in “Operations Overview” above. Also negatively impacting the second quarter of 2016 was overall softness in the neckwear category and a shift in the timing of wholesale shipments into the third quarter from the second quarter as compared to the prior year. Partially offsetting these decreases was an 11% increase in comparable store sales in the Van Heusen business.

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

Gross profit in the second quarter of 2016 was $1.034 billion, or 53.5% of total revenue, as compared to $1.002 billion, or 53.8% in the second quarter of the prior year. The 30 basis point decrease was principally driven by (i) the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold, (ii) a decline in gross margin in the Tommy Hilfiger North America segment due to continued weakness in international tourist traffic and spending, which drove more promotional selling, and (iii) a decrease related to short-lived noncash inventory valuation adjustments recorded in connection with the TH China acquisition. These decreases were partially offset by (i) a favorable mix of business due to revenue growth in our higher-margin Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-margin Heritage Brands business and (ii) the addition of TH China, which carries a significantly higher gross margin than the average gross margin for our overall business.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the second quarter of 2016 were $875 million, or 45.2% of total revenue, as compared to $850 million, or 45.6% of total revenue in the second quarter of the prior year. The 40 basis point decrease in SG&A expenses as a percentage of total revenue was principally attributable to (i) a reduction of costs incurred in connection with the Warnaco integration and restructuring and the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business and (ii) an overall leveraging of expenses due to the strong second quarter revenue growth in our larger Calvin Klein and Tommy Hilfiger businesses. These decreases were partially offset by increased costs incurred in connection with the TH China acquisition, primarily consisting of noncash amortization of short-lived assets.

Debt Modification and Extinguishment Costs

We incurred costs totaling $16 million during the second quarter of 2016 in connection with the amendment of our senior secured credit facilities. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

Equity in Net (Loss) Income of Unconsolidated Affiliates

The equity in net (loss) income of unconsolidated affiliates in the second quarter of 2016 was a loss of $300,000 as compared to income of $3 million in the second quarter of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in India and Brazil, for the Calvin Klein brand in India, for the Tommy Hilfiger, Calvin Klein and Van Heusen brands in Australia and for the Karl Lagerfeld brand. Also included in the second quarter of the prior year was our share of income from our joint venture for the Tommy Hilfiger brand in China, as the 55% that we did not own was acquired in the first quarter of 2016. In addition, the equity in net income of unconsolidated affiliates in the second quarter of the prior year included a one-time gain of $2 million on our equity investment in the parent company of the Karl Lagerfeld brand (“Karl Lagerfeld”). Our investments in the continuing joint ventures are being accounted for under the equity method of accounting. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for a further discussion.

Interest Expense, Net

Net interest expense of $28 million in the second quarter of 2016 was flat compared to the second quarter of the prior year, as the positive impacts from debt repayments made during 2015 and the first half of 2016 and the amendment of our senior secured credit facilities in the second quarter of 2016 were offset by the negative impacts of the interest rate swap that commenced in February 2016 to convert a portion of our variable rate debt under our term loans to fixed rate debt and the issuance of €350 million of 3 5/8% senior notes in June 2016. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Income Taxes

The effective income tax rate for the second quarter of 2016 was 21.2% as compared to 19.0% in the second quarter of the prior year.

The effective income tax rates for the second quarters of 2016 and 2015 were lower than the United States statutory rate due to the benefit of lower tax rates in international jurisdictions where we file tax returns.

Redeemable Non-Controlling Interest

We have consolidated the results of PVH Ethiopia, in which we own a 75% interest, in our consolidated financial statements. The net loss attributable to the redeemable non-controlling interest was immaterial for the second quarter of 2016. Please refer to Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Twenty-Six Weeks Ended July 31, 2016 Compared With Twenty-Six Weeks Ended August 2, 2015

Total Revenue

Total revenue in the twenty-six weeks ended July 31, 2016 was $3.851 billion as compared to $3.743 billion in the twenty-six week period of the prior year. The increase in revenue of $108 million was due principally to the net effect of the following items:

•
The addition of an aggregate of $147 million of revenue attributable to our Calvin Klein North America and Calvin Klein International segments, which included a reduction of approximately $35 million related to the impact of foreign currency translation. Revenue in the Calvin Klein North America segment increased 12% (including a 1% negative foreign currency impact) primarily driven by strong performance in the wholesale business. Revenue in the North America retail business grew modestly, as square footage expansion in Company-operated stores was partially offset by a 4% comparable store sales decline driven by continued weakness in traffic and consumer spending trends in Calvin Klein’s United States stores located in international tourist locations. Calvin Klein International segment revenue increased 11% (including a 4% negative foreign currency impact) due principally to significant growth in Europe. Calvin Klein International segment comparable store sales increased 6%.

•
The net addition of $74 million of revenue attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, which included a reduction of approximately $14 million related to the impact of foreign currency translation. Revenue in the Tommy Hilfiger North America segment decreased 1%, as growth in the wholesale business was more than offset by an 8% decline in comparable store sales, driven by continued weakness in traffic and consumer spending trends in Tommy Hilfiger’s United States stores located in international tourist locations. Tommy Hilfiger International segment revenue increased 10% (including a 1% negative foreign currency impact), driven principally by strong growth across Europe, including a 9% increase in comparable store sales, and the TH China acquisition, which was completed in April 2016.

•
The reduction of an aggregate of $113 million of revenue attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments. The decrease was primarily due to the rationalization initiatives in the business discussed above, partially offset by an 11% increase in comparable store sales in the Van Heusen business.

Revenue for the full year 2016 is currently projected to increase approximately 2% compared to the prior year, inclusive of a negative impact of approximately 1% related to foreign currency translation. Revenue for the Calvin Klein business is currently expected to increase approximately 5% compared to 2015, inclusive of a negative impact of approximately 2% related to foreign currency translation. Revenue for the Tommy Hilfiger business is currently expected to increase approximately 5% compared to 2015. Revenue for the Heritage Brands business is currently projected to decrease approximately 8% compared to 2015, principally due to the rationalization initiatives discussed in “Operations Overview” that will continue to impact the business throughout 2016.

Gross Profit

Gross profit on total revenue in the twenty-six weeks ended July 31, 2016 was $2.041 billion, or 53.0% of total revenue, as compared to $1.988 billion, or 53.1% of total revenue in the twenty-six week period of the prior year. Negatively impacting gross margin in the twenty-six weeks ended July 31, 2016 was (i) the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold, and (ii) a decline in gross margin in the Tommy Hilfiger North America segment due to continued weakness in international tourist traffic and spending, which drove more promotional selling. These decreases were mostly offset by (i) a favorable mix of business due to revenue growth in our higher-margin Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-margin Heritage Brands business and (ii) the addition of TH China, which carries a significantly higher gross margin than the average gross margin for our overall business.

We currently expect that gross margin in 2016 will increase as compared to 2015 due to (i) a favorable mix of business due to the expected revenue growth in our higher-margin Calvin Klein and Tommy Hilfiger businesses and revenue contraction in the lower-margin Heritage Brands business and (ii) the addition of TH China, which we estimate will carry a significantly higher gross margin than the average gross margin for our overall business. We currently expect that these gross margin increases will be partially offset by the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold.

Selling, General and Administrative Expenses

SG&A expenses in the twenty-six weeks ended July 31, 2016 were $1.740 billion, or 45.2% of total revenue, as compared to $1.665 billion, or 44.5% of total revenue, in the twenty-six week period of the prior year. The 70 basis points increase in SG&A expenses as a percentage of total revenue was principally attributable to an increase of costs incurred in connection with the TH China acquisition, a portion of which was noncash charges related to amortization of short-lived assets, partially offset by a reduction of costs incurred in connection with the Warnaco integration and restructuring compared to the prior year period.

We currently expect that SG&A expenses as a percentage of total revenue in 2016 will increase from 2015 due to (i) the impact of an unfavorable mix of business due to the expected revenue growth in our higher-expense Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-expense Heritage Brands business, (ii) costs of approximately $72 million expected to be incurred in connection with the acquisition of TH China, which primarily consist of noncash charges related to amortization of short-lived assets, and (iii) additional costs expected to be incurred in the second half of the year related to marketing and advertising, as well as investments associated with the recent Calvin Klein creative team leadership change. Additionally, our expectation of 2016 SG&A expenses does not include the impact of an actuarial gain or loss associated with our retirement plans, while our 2015 SG&A expenses included a $20 million actuarial gain. These increases are expected to be partially offset by (i) lower costs expected to be incurred in 2016 as compared to 2015 in connection with the integration of Warnaco and the related restructuring and the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business and (ii) a gain of approximately $15 million expected to be recorded in the third quarter of 2016 related to a payment expected to be made to us to exit one of our Tommy Hilfiger retail flagship locations in Europe. Our actual SG&A expenses may be significantly different than our projections because of expenses associated with our retirement plans. Retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.

Debt Modification and Extinguishment Costs

We incurred costs totaling $16 million during the second quarter of 2016 in connection with the amendment of our senior secured credit facilities. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

Gain to Write-Up Equity Investment in Joint Venture to Fair Value

We recorded a pre-tax noncash gain of $153 million in the twenty-six weeks ended July 31, 2016 to write-up our equity investment in TH China to fair value in connection with the acquisition of the 55% of the ownership interests in TH China that we did not already own. Such fair value was estimated based on the fair value of TH China and included an estimated discount for a lack of marketability. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Equity in Net (Loss) Income of Unconsolidated Affiliates

The equity in net (loss) income of unconsolidated affiliates in the twenty-six weeks ended July 31, 2016 was a loss of $500,000, as compared to income of $9 million during the twenty-six week period of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China (the 55% that we did not own was acquired on April 13, 2016), India and Brazil, for the Calvin Klein brand in India, for the Tommy Hilfiger, Calvin Klein and Van Heusen brands in Australia and for the Karl Lagerfeld brand. The loss incurred during the twenty-six weeks ended July 31, 2016 is primarily related to one-time expenses of $6 million recorded on our equity investment in TH China prior to the acquisition closing. In addition, the twenty-six weeks ended August 2, 2015 included a one-time gain of $2 million on our equity investment in Karl Lagerfeld. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for a further discussion.

Interest Expense, Net

Net interest expense decreased to $57 million in the twenty-six weeks ended July 31, 2016 from $58 million in the twenty-six week period of the prior year as the positive impacts from debt repayments made during 2015 and the first half of 2016 and the amendment of our senior secured credit facilities in the second quarter of 2016 were mostly offset by the negative impacts of the interest rate swap that commenced in February 2016 to convert a portion of our variable rate debt under our term loans to fixed rate debt and the issuance of €350 million of 3 5/8% senior notes in June 2016. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Net interest expense for the full year 2016 is currently expected to increase to a range of $117 million to $120 million compared to $113 million in 2015, primarily due to the negative impacts of the interest rate swap that commenced in February 2016 to convert a portion of our variable rate debt under our term loans to fixed rate debt and the issuance of €350 million of
3 5/8% senior notes in June 2016, partially offset by the positive impacts from debt repayments made during 2015 and expected to be made in 2016 and the amendment of our senior secured credit facilities in the second quarter of 2016. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Income Taxes

The effective income tax rates for the twenty-six weeks ended July 31, 2016 and August 2, 2015 were 15.3% and 20.8%, respectively.

The effective income tax rate for the twenty-six weeks ended July 31, 2016 was lower than the United States statutory rate due primarily to the benefit of lower tax rates in international jurisdictions where we file tax returns. Also contributing to the lower effective income tax rate for the twenty-six weeks ended July 31, 2016 was the benefit of certain discrete items, including the lower tax rate applicable to the pre-tax gain recorded to write-up our existing equity investment in TH China to fair value.

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

Redeemable Non-Controlling Interest

We have consolidated the results of PVH Ethiopia, in which we own a 75% interest, in our consolidated financial statements. The net loss attributable to the redeemable non-controlling interest was immaterial for the twenty-six weeks ended July 31, 2016. Please refer to Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at July 31, 2016 was $742 million, an increase of $185 million from the amount at January 31, 2016 of $556 million. The increase was driven in large part by the $390 million of net proceeds from the issuance of €350 million euro-denominated principal amount of 3 5/8% senior notes on June 20, 2016, partially offset by (i) a $158 million payment (net of cash acquired of $105 million) in connection with the TH China acquisition and (ii) $127 million of common stock repurchases under the stock repurchase program in 2016. The seasonality of our business may result in significant fluctuations in our cash balance between fiscal year-end and subsequent interim periods due to the timing of inventory purchases and peak sales periods. Cash flow for the full year 2016 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments and stock repurchases we make in 2016.

As of July 31, 2016, approximately $457 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $409 million in the twenty-six weeks ended July 31, 2016 compared to $323 million in the twenty-six weeks ended August 2, 2015. The increase in cash provided by operating activities was primarily driven by changes in working capital.

Capital Expenditures

Our capital expenditures in the twenty-six weeks ended July 31, 2016 were $103 million compared to $101 million in the twenty-six weeks ended August 2, 2015. We currently expect that capital expenditures for the full year 2016 will be approximately $275 million. Capital expenditures in 2016 primarily include investments in new stores and store expansions, as well as continued investments in operations and infrastructure, including system improvements.

Investments in Unconsolidated Affiliates

In 2013, we formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in which we own a 50% economic interest. The joint venture has licensed from one of our subsidiaries since the first quarter of 2014 the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, we contributed to PVH Australia our subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. During the first quarter of 2015, we completed a transaction in which the Tommy Hilfiger and Van Heusen trademarks in Australia were licensed for certain product categories to subsidiaries of PVH Australia for use in Australia, New Zealand and, in the case of Tommy Hilfiger, other island nations in the South Pacific. The Tommy Hilfiger trademarks had previously been licensed to a third party and the Van Heusen trademarks had previously been licensed to our joint venture partner in PVH Australia. Additionally, subsidiaries of PVH Australia license other trademarks for certain product categories. We made a net payment of $21 million (of which $20 million was placed into an escrow account prior to the end of 2014), to PVH Australia during the twenty-six weeks ended August 2, 2015 representing our 50% share of the joint venture funding for the period.

In 2013, we acquired a 51% economic interest in a Calvin Klein joint venture in India that has since been renamed Calvin Klein Arvind Fashion Private Limited (“CK India”). CK India licenses from one of our subsidiaries the rights to the Calvin Klein trademarks in India for certain product categories. During the first quarter of 2014, Arvind Limited (“Arvind”) purchased our prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between us and Arvind, we are no longer deemed to hold a controlling interest in the joint venture. CK India was deconsolidated as a result and we began reporting our 51% interest as an equity method investment in the first quarter of 2014. We made a payment of $2 million to CK India during the twenty-six weeks ended August 2, 2015 to contribute our 51% share of the joint venture funding for the period.

In 2012, we formed a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”), in Brazil, in which we own a 40% economic interest. TH Brazil licenses from one of our subsidiaries the rights to the Tommy Hilfiger trademarks in Brazil for certain product categories. We made a payment of $2 million to TH Brazil during the twenty-six weeks ended July 31, 2016 to contribute our 40% share of the joint venture funding for the period.

Acquisition of TH China

We acquired on April 13, 2016 the 55% of the ownership interests in TH China that we did not already own. Prior to April 13, 2016, our 45% interest in TH China owned by the Company was accounted for under the equity method of accounting. We paid $158 million, net of cash acquired of $105 million, as cash consideration for this transaction. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Tommy Hilfiger India Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited. We are required to make annual contingent purchase price payments based on a percentage of sales of Tommy Hilfiger products in India in excess of an agreed upon threshold during each of five consecutive 12-month periods (extended to a sixth consecutive 12-month period if the aggregate payments for the five 12-month periods are not at least $15 million, which will be the case). Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one-year period. The estimated fair value of future contingent purchase price payments was $2 million as of July 31, 2016.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $25 million and $24 million in the twenty-six weeks ended July 31, 2016 and August 2, 2015, respectively. Based upon current exchange rates, we currently expect that such payments will be approximately $54 million for the full year 2016.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $9 million in each of the twenty-six weeks ended July 31, 2016 and August 2, 2015.

We currently project that cash dividends on our common stock in 2016 will be approximately $12 million based on our current dividend rate, the number of shares of our common stock outstanding as of July 31, 2016, our estimates of stock to be issued during 2016 under our stock incentive plans and our estimates of stock repurchases during 2016.

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

During the twenty-six weeks ended July 31, 2016, we purchased 1.4 million shares of our common stock in open market transactions for $129 million (2.8 million shares for $255 million since inception) under the program, of which $2 million was accrued for in the Consolidated Balance Sheet as of July 31, 2016. The repurchased shares were held as treasury stock and $245 million of the authorization remained available for future share repurchases as of July 31, 2016.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of vested restricted stock, restricted stock units and performance share units to satisfy tax withholding requirements.

Assets Held for Sale

In 2015, one of our European subsidiaries entered into an agreement to sell an owned building in Amsterdam, the Netherlands. We classified the building as held for sale beginning in the fourth quarter of 2015 and ceased recording depreciation on the building at that time. The building had a carrying value of $15 million as of January 31, 2016.
We completed the sale of the building on July 4, 2016 for proceeds of €15 million (approximately $17 million based on the exchange rate in effect on that date).
Financing Arrangements

Our capital structure was as follows:

(in millions)	July 31, 2016	January 31, 2016	August 2, 2015
Short-term borrowings	$19	$26	$8
Current portion of long-term debt	—	137	112
Capital lease obligations	16	15	17
Long-term debt	3,358	3,032	3,237
Stockholders’ equity	4,804	4,552	4,410

In addition, we had $742 million, $556 million and $467 million of cash and cash equivalents as of July 31, 2016, January 31, 2016 and August 2, 2015, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has yen-denominated short-term lines of credit and overdraft facilities with a number of Japanese banks at various interest rates that provide for borrowings of up to ¥2.200 billion (approximately $21 million based on exchange rates in effect on July 31, 2016) and are utilized primarily to fund working capital needs. As of July 31, 2016, we had $19 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at July 31, 2016 was 0.28%. The maximum amount of borrowings outstanding during the twenty-six weeks ended July 31, 2016 was $19 million.

One of our Asian subsidiaries has a won-denominated overdraft facility with a South Korean bank that provides for borrowings of up to ₩3.500 billion (approximately $3 million based on exchange rates in effect on July 31, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the South Korean bank three-month certificate of deposit rate plus 1.50%. There were no borrowings outstanding under this facility as of or during the twenty-six weeks ended July 31, 2016.

One of our Asian subsidiaries has a United States dollar-denominated short-term revolving credit facility with a bank that provides for borrowings of up to $10 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the one-month London interbank borrowing rate (“LIBOR”) plus 1.50%. At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the bank. There were no borrowings outstanding under this facility as of or during the twenty-six weeks ended July 31, 2016.

One of our European subsidiaries has euro-denominated short-term revolving notes with a number of banks at various interest rates, as well as overdraft facilities, that provide for borrowings of up to €60 million (approximately $67 million based on exchange rates in effect on July 31, 2016) and are used primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the twenty-six weeks ended July 31, 2016.

One of our European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to $4 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 3.00%. As of July 31, 2016, we had no borrowings outstanding under this facility. The maximum amount of borrowings outstanding during the twenty-six weeks ended July 31, 2016 was $3 million.

One of our European subsidiaries has a Turkish lira-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to lira 3 million (approximately $1 million based on exchange rates in effect on July 31, 2016)

and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 4.00%. As of July 31, 2016, we had no borrowings outstanding under this facility. The maximum amount of borrowings outstanding during the twenty-six weeks ended July 31, 2016 was $1 million.

One of our Mexican subsidiaries has a peso-denominated short-term revolving credit facility with a Mexican bank that provides for borrowings of up to ₱161 million (approximately $9 million based on exchange rates in effect on July 31, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Interbank Equilibrium Interest Rate plus 0.90%. As of July 31, 2016, we had no borrowings outstanding under this facility. The maximum amount of borrowings outstanding during the twenty-six weeks ended July 31, 2016 was equal to the maximum amount of borrowings available under this facility.

One of our Latin American subsidiaries has a Brazilian real-denominated short-term revolving credit facility with a Brazilian bank that provides for borrowings of up to R$25 million (approximately $8 million based on exchange rates in effect on July 31, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured. There were no borrowings outstanding as of or during the twenty-six weeks ended July 31, 2016.

We also have the ability to draw revolving borrowings under our senior secured credit facilities as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. As of July 31, 2016, we had no borrowings outstanding under these facilities. The maximum amount of revolving borrowings outstanding under these facilities during the twenty-six weeks ended July 31, 2016 was $15 million.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $4 million during each of the twenty-six weeks ended July 31, 2016 and August 2, 2015.

2014 Senior Secured Credit Facilities

On March 21, 2014, we entered into an amendment to our senior secured credit facilities (as amended, the “2014 facilities”). The 2014 facilities consisted of a $1.986 billion United States dollar-denominated Term Loan A facility, a $1.189 billion United States dollar-denominated Term Loan B facility and senior secured revolving credit facilities consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million euro-denominated revolving credit facility available in euro, pounds sterling, Japanese yen or Swiss francs.

On May 19, 2016, we amended the 2014 facilities, as discussed in the following section.

2016 Senior Secured Credit Facilities

On May 19, 2016 (the “Amendment Date”), we entered into an amendment (the “Amendment”) to the 2014 facilities (as amended by the Amendment, the “2016 facilities”). Among other things, the Amendment provided for an additional $582 million principal amount of loans under the Term Loan A facility, the repayment of all outstanding loans under the Term Loan B facility and the termination of the Term Loan B facility. In addition, the Amendment extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2019 to May 19, 2021. On the Amendment Date, we borrowed the additional $582 million principal amount of loans under the Term Loan A facility made available pursuant to the Amendment and used the proceeds of such borrowings to repay the $582 million principal amount of loans outstanding under the Term Loan B facility under the 2014 facilities.

The 2016 facilities consist of a $2.347 billion United States dollar-denominated Term Loan A facility and senior secured revolving credit facilities consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million euro-denominated revolving credit facility available in euro, pounds sterling, Japanese yen or Swiss francs. In connection with entering into the Amendment, we paid debt issuance costs of $11 million (of which $5 million was expensed as debt modification costs and $6 million is being amortized over the term of the related debt agreement) and recorded debt extinguishment costs of $11 million to write-off previously capitalized debt issuance costs.

The revolving credit facilities also include amounts available for letters of credit. As of July 31, 2016, we had $24 million of outstanding letters of credit. There were no borrowings outstanding under the revolving credit facilities. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1.350 billion plus (y) the aggregate amount of all voluntary prepayments of loans under the Term Loan A and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2016 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2016 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The terms of the Term Loan A facility require us to make quarterly repayments of amounts outstanding under the 2016 facilities, which commenced with the calendar quarter ended June 30, 2016. Such amounts equal 5.00% per annum of the principal amount outstanding on the Amendment Date for the first eight calendar quarters following the Amendment Date, 7.50% per annum of the principal amount for the four quarters thereafter and 10.00% per annum of the principal amount for the remaining quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the Term Loan A facility.

We made payments of $201 million and $166 million during the twenty-six weeks ended July 31, 2016 and August 2, 2015, respectively, on our term loans under the 2014 and 2016 facilities. As a result of the voluntary repayments we made, as of July 31, 2016, we had satisfied our mandatory long-term debt repayment requirements for the next twelve months. We had term loans outstanding of $2.187 billion, net of original issue discounts and debt issuance costs, as of July 31, 2016.

Our obligations under the 2016 facilities are guaranteed by substantially all of our existing and future direct and indirect United States subsidiaries, with certain exceptions. Obligations of the European borrower under the 2016 facilities are guaranteed by us, substantially all of our existing and future direct and indirect United States subsidiaries (with certain exceptions) and Tommy Hilfiger Europe B.V., a wholly owned subsidiary of ours. We and our United States subsidiary guarantors have pledged certain of our assets as security for the obligations under the 2016 facilities.

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

The current applicable margin with respect to the Term Loan A facility and each revolving credit facility is 1.50% for adjusted Eurocurrency rate loans and 0.50% for base rate loans, respectively. After the date of delivery of the compliance certificate and financial statements with respect to each of our fiscal quarters, the applicable margin for borrowings under the Term Loan A facility and the revolving credit facilities is subject to adjustment based upon our net leverage ratio.

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

During the second quarter of 2014, we entered into an interest rate cap agreement for an 18-month term commencing on August 18, 2014. The agreement was designed with the intended effect of capping the interest rate on an initial notional amount of $514 million of our variable rate debt obligation under the 2014 facilities or any replacement facility with similar terms. Under the terms of this agreement, the one-month LIBOR that we paid was capped at a rate of 1.50%. Therefore, the maximum amount of interest that we would have paid on the then-outstanding notional amount was at the 1.50% capped rate, plus the current applicable margin. The agreement expired on February 17, 2016.

During the second quarter of 2014, we entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $683 million of our variable rate debt obligation under the 2014 facilities or any replacement facility with similar terms, including the 2016 facilities, to fixed rate debt. Such agreement remains outstanding with a notional amount of $665 million as of July 31, 2016, and is now converting a portion of our variable rate debt obligation under the 2016 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

During the second quarter of 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation under our previously outstanding facilities or any replacement facility with similar terms, including the 2016 facilities, to fixed rate debt. Such agreement remained outstanding with a notional amount of $427 million as of July 31, 2016, and was converting a portion of our variable rate debt obligation under the 2016 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR was eliminated and we paid a fixed rate of 0.604%, plus the current applicable margin. The agreement expired on August 17, 2016.

The notional amount of any outstanding interest rate swap will be adjusted according to a pre-set schedule during the term of the applicable swap agreement such that, based on our projections for future debt repayments, our outstanding debt under the Term Loan A facility is expected to always equal or exceed the combined notional amount of the then-outstanding interest rate swaps.

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

3 5/8% Senior Notes Due 2024

On June 20, 2016, we issued €350 million euro-denominated principal amount of 3 5/8% senior notes due July 15, 2024. Interest on the notes is payable in euros. We paid €6 million (approximately $7 million based on exchange rates in effect on the payment date) of fees during the second quarter of 2016 in connection with the issuance of these notes, which are amortized over the term of the notes. We may redeem some or all of these notes at any time prior to April 15, 2024 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after April 15, 2024 at their principal amount plus any accrued and unpaid interest.

Substantially all of the our assets have been pledged as collateral to secure our obligations under our senior secured credit facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 7, “Goodwill,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

As of July 31, 2016, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of July 31, 2016, our corporate credit was rated Ba1 by Moody’s with a stable outlook and our issuer credit was rated BB+ by Standard & Poor’s with a stable outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please refer to Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2016. During the twenty-six weeks ended July 31, 2016, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 31, 2016.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of July 31, 2016 include cash and cash equivalents, short and long-term debt, foreign currency forward exchange and foreign currency option contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of July 31, 2016. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at July 31, 2016, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $700,000 annually. Borrowings under our 2016 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of July 31, 2016, after taking into account the effect of our interest rate swap agreements that were in effect at such date, approximately 65% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our debt position at July 31, 2016, the effect of a 10 basis point change in interest rates on our interest expense would be approximately $1 million annually. Please refer to “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for a further discussion of our credit facilities and interest rate swap agreements.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our financial results, as our operating results in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, the impact of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar, the Mexican peso, the Indian rupee, the Russian ruble and the Chinese yuan renminbi, will have a negative impact on our reported results of operations. To hedge against a portion of this exposure, we entered into several foreign currency option contracts during the second quarter of 2016. These contracts represent our purchase of euro put/United States dollar call options. The changes in the fair value of these foreign currency option contracts are recognized immediately in earnings. This mitigates the effect of a strengthening United States dollar against the euro on the reporting of our euro-denominated operating results. Absent material changes in the fair value of these foreign currency option contracts, we expect reductions in revenue and net income in 2016 due to the foreign exchange translation impact of approximately $40 million and $20 million, respectively, based on current exchange rates.

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

Included in the calculations of expense and liabilities for our pension plans are various assumptions, including return on assets, discount rates, mortality rates and future compensation increases. Actual results could differ from these assumptions, which would require adjustments to our balance sheet and could result in volatility in our future pension expense. Holding all other assumptions constant, a 0.25% increase or decrease in the assumed discount rate would decrease or increase, respectively, 2016 net pension expense by approximately $28 million.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of July 31, 2016.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
May 2, 2016 -
May 29, 2016	165,531	$89.99	155,500	$309,333,797
May 30, 2016 -
July 3, 2016	417,018	93.44	407,000	271,371,557
July 4, 2016 -
July 31, 2016	277,998	96.32	277,500	244,643,303
Total	860,547	$93.71	840,000	$244,643,303

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

(2) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the second quarter of 2016 principally in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

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

4.6
Indenture, dated as of June 20, 2016, between PVH Corp., U.S. Bank National Association, as Trustee, Elavon Financial Services Limited, UK Branch, as Paying Agent and Authenticating Agent, and Elavon Financial Services Limited, as Transfer Agent and Registrar (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 20, 2016).

+10.1
Second Amendment to Credit Agreement, dated as of May 19, 2016, entered into by and among PVH Corp., PVH B.V. (formerly known as Tommy Hilfiger B.V.), the Guarantors listed on the signature pages thereto, each Lender party thereto, each Issuing Bank party thereto, the Swing Line Lender party thereto and Barclays Bank PLC, as administrative agent and collateral agent.

+10.2	Schedule of Non-Management Directors’ Fees, effective June 16, 2016.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PVH CORP.
Registrant

Dated:	September 1, 2016	/s/ JAMES W. HOLMES
James W. Holmes
Senior Vice President and Controller (Chief Accounting Officer)

Exhibit Index

Exhibit    Description

10.1
Second Amendment to Credit Agreement, dated as of May 19, 2016, entered into by and among PVH Corp., PVH B.V. (formerly known as Tommy Hilfiger B.V.), the Guarantors listed on the signature pages thereto, each Lender party thereto, each Issuing Bank party thereto, the Swing Line Lender party thereto and Barclays Bank PLC, as administrative agent and collateral agent.

10.2	Schedule of Non-Management Directors’ Fees, effective June 16, 2016.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document