Form 10-Q
period 2016-10-30
PVH CORP. /DE/
filed 2016-12-06
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	October 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of November 30, 2016 was 79,265,740.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our plans and results of operations will be affected by our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions; (v) our operations and results could be affected by quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed), the availability and cost of raw materials, our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced), changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (vi) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (vii) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the disposal of the net assets of a divested entity; (viii) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (ix) our results could be adversely affected by the strengthening of the United States dollar against foreign currencies in which we transact significant levels of business; (x) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year; and (xi) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2016	2015	2016	2015
Net sales	$2,123.4	$2,040.9	$5,786.5	$5,591.9
Royalty revenue	93.9	97.4	240.9	247.0
Advertising and other revenue	27.0	26.2	68.0	68.9
Total revenue	2,244.3	2,164.5	6,095.4	5,907.8
Cost of goods sold (exclusive of depreciation and amortization)	1,052.7	1,063.5	2,863.1	2,819.1
Gross profit	1,191.6	1,101.0	3,232.3	3,088.7
Selling, general and administrative expenses	918.0	853.8	2,657.9	2,519.2
Debt modification and extinguishment costs	—	—	15.8	—
Other noncash (loss) gain, net	(76.9)	—	76.2	—
Equity in net income of unconsolidated affiliates	1.2	6.4	0.7	15.0
Income before interest and taxes	197.9	253.6	635.5	584.5
Interest expense	31.2	28.4	90.3	88.5
Interest income	2.0	1.0	4.0	3.3
Income before taxes	168.7	226.2	549.2	499.3
Income tax expense	42.6	4.3	101.0	61.1
Net income	126.1	221.9	448.2	438.2
Less: Net loss attributable to redeemable non-controlling interest	(0.1)	—	(0.1)	—
Net income attributable to PVH Corp.	$126.2	$221.9	$448.3	$438.2
Basic net income per common share attributable to PVH Corp.	$1.58	$2.69	$5.56	$5.31
Diluted net income per common share attributable to PVH Corp.	$1.56	$2.67	$5.52	$5.26
Dividends declared per common share	$0.0375	$0.0375	$0.1500	$0.1500

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2016	2015	2016	2015

Net income	$126.1	$221.9	$448.2	$438.2
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax expense (benefit) of $0.0; $0.0; $(0.1) and $(0.4)	(70.2)	(10.0)	14.5	(150.1)
Amortization of prior service credit related to pension and postretirement plans, net of tax benefit of $(0.0); $(0.0); $(0.1) and $(0.1)	(0.0)	(0.1)	(0.1)	(0.2)
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $2.7; $(8.6); $(1.1) and $(9.1)	19.1	(25.2)	(18.9)	(48.4)
Net gain on net investment hedge, net of tax expense of $2.5; $0.0; $5.4 and $0.0	4.1	—	9.0	—
Total other comprehensive (loss) income	(47.0)	(35.3)	4.5	(198.7)
Comprehensive income	79.1	186.6	452.7	239.5
Less: Comprehensive loss attributable to redeemable non-controlling interest	(0.1)	—	(0.1)	—
Total comprehensive income attributable to PVH Corp.	$79.2	$186.6	$452.8	$239.5

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	October 30,	January 31,	November 1,
	2016	2016	2015
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$662.4	$556.4	$369.9
Trade receivables, net of allowances for doubtful accounts of $16.3, $18.1 and $17.6	765.4	657.2	824.3
Other receivables	23.0	28.7	41.9
Inventories, net	1,258.3	1,322.3	1,332.0
Prepaid expenses	140.2	150.4	130.6
Other	49.7	74.8	66.2
Assets held for sale	49.1	14.7	—
Total Current Assets	2,948.1	2,804.5	2,764.9
Property, Plant and Equipment, net	730.2	744.6	731.8
Goodwill	3,495.4	3,219.3	3,237.1
Tradenames	2,802.8	2,802.6	2,810.4
Other Intangibles, net	856.6	843.8	874.4
Other Assets, including deferred taxes of $2.9, $12.2 and $22.5	235.5	259.0	285.9
Total Assets	$11,068.6	$10,673.8	$10,704.5

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$496.5	$636.1	$495.3
Accrued expenses	794.0	696.3	703.4
Deferred revenue	19.1	32.3	16.0
Short-term borrowings	20.8	25.9	27.6
Current portion of long-term debt	—	136.6	124.1
Liabilities related to assets held for sale	26.0	—	—
Total Current Liabilities	1,356.4	1,527.2	1,366.4
Long-Term Debt	3,303.1	3,031.7	3,191.3
Other Liabilities, including deferred taxes of $868.8, $836.4 and $875.0	1,613.6	1,562.6	1,601.2
Redeemable Non-Controlling Interest	1.2	—	—
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 83,910,459; 83,545,818 and 83,491,141 shares issued	83.9	83.5	83.5
Additional paid in capital - common stock	2,856.3	2,822.5	2,809.9
Retained earnings	2,997.3	2,561.2	2,427.0
Accumulated other comprehensive loss	(699.7)	(704.2)	(615.2)
Less: 4,436,983; 2,057,850 and 1,409,747 shares of common stock held in treasury, at cost	(443.5)	(210.7)	(159.6)
Total Stockholders’ Equity	4,794.3	4,552.3	4,545.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,068.6	$10,673.8	$10,704.5

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirty-Nine Weeks Ended
	October 30,	November 1,
	2016	2015
OPERATING ACTIVITIES
Net income	$448.2	$438.2
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	237.6	187.0
Equity in net income of unconsolidated affiliates	(0.7)	(15.0)
Deferred taxes	10.6	(6.4)
Stock-based compensation expense	28.9	31.4
Impairment of long-lived assets	7.0	2.8
Debt modification and extinguishment costs	15.8	—
Gain to write-up equity investment in joint venture to fair value	(153.1)	—
Loss to write-down assets held for sale	76.9	—
Changes in operating assets and liabilities:
Trade receivables, net	(123.2)	(132.3)
Inventories, net	70.7	(94.1)
Accounts payable, accrued expenses and deferred revenue	(68.8)	(90.9)
Prepaid expenses	11.7	(0.3)
Employer pension contributions	(6.9)	(1.5)
Other, net	21.7	69.2
Net cash provided by operating activities	576.4	388.1
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(157.7)	—
Purchase of property, plant and equipment	(163.0)	(169.0)
Proceeds from sale of building	16.7	—
Contingent purchase price payments	(37.0)	(35.0)
Change in restricted cash	—	20.2
Investments in and note receivable to unconsolidated affiliates	(24.7)	(26.6)
Net cash used by investing activities	(365.7)	(210.4)
FINANCING ACTIVITIES(1)
Net (payments on) proceeds from short-term borrowings	(5.1)	19.1
Proceeds from 2016 facilities, net of related fees	571.1	—
Repayment of Term Loan B in connection with amendment to 2014 facilities	(582.0)	—
Repayment of 2016/2014 facilities	(251.3)	(200.5)
Proceeds from 3 5/8% senior notes, net of related fees	389.6	—
Net proceeds from settlement of awards under stock plans	12.3	5.7
Excess tax benefits from awards under stock plans	0.9	5.0
Cash dividends	(12.2)	(12.5)
Acquisition of treasury shares	(229.6)	(87.3)
Payments of capital lease obligations	(5.3)	(5.6)
Contributions from non-controlling interest	1.2	—
Net cash used by financing activities	(110.4)	(276.1)
Effect of exchange rate changes on cash and cash equivalents	5.7	(11.0)
Increase (decrease) in cash and cash equivalents	106.0	(109.4)
Cash and cash equivalents at beginning of period	556.4	479.3
Cash and cash equivalents at end of period	$662.4	$369.9

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

The results of operations for the thirteen and thirty-nine weeks ended October 30, 2016 and November 1, 2015 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

The Company records warehousing and distribution expenses as a component of selling, general and administrative expenses in its Consolidated Income Statements. Warehousing and distribution expenses totaled $65.5 million and $62.5 million in the thirteen weeks ended October 30, 2016 and November 1, 2015, respectively, and totaled $181.2 million and $173.2 million in the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively.

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

3. ACQUISITIONS

The Company acquired on April 13, 2016 the 55% of the ownership interests in TH Asia, Ltd. (“TH China”), its joint venture for Tommy Hilfiger in China, that it did not already own (the “TH China acquisition”). Prior to April 13, 2016, the 45% interest in TH China owned by the Company was accounted for under the equity method of accounting. Following the acquisition of the 55% interest, the results of TH China’s operations were consolidated in the Company’s consolidated financial statements.

TH China began operating the Tommy Hilfiger wholesale and retail distribution businesses in China in 2011 and licensed from a subsidiary of the Company the Tommy Hilfiger trademarks for use in connection with these businesses.

The carrying value of the Company’s 45% interest in TH China prior to the acquisition was $52.5 million. In connection with the acquisition, this investment was remeasured to a fair value of $205.6 million, resulting in the recognition of a pre-tax noncash gain of $153.1 million during the first quarter of 2016, which was included in other noncash (loss) gain, net in the Company’s Consolidated Income Statement for the thirty-nine weeks ended October 30, 2016. Such fair value was estimated based on the fair value of TH China using future operating cash flow projections that were discounted at a rate of 14.4%, which accounted for the relative risks of the estimated future cash flows. Such fair value also included an estimated discount for a lack of marketability of 10.0%. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs.

The acquisition date fair value of the consideration for the 55% interest that the Company did not already own was $265.8 million, consisting of $263.0 million paid in cash and the elimination of a $2.8 million pre-acquisition receivable owed to the Company by TH China. Together with the fair value of the Company’s 45% interest, the total fair value of TH China was $471.4 million. The estimated fair value of assets acquired and liabilities assumed included net assets of $102.7 million (including $105.3 million of cash acquired), $110.6 million of other intangible assets and $258.1 million of goodwill. The goodwill of $258.1 million was assigned to the Company’s Tommy Hilfiger International segment. Goodwill is not expected to be deductible for tax purposes.

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

4. ASSETS HELD FOR SALE

On November 30, 2016, the Company and Grupo Axo, S.A.P.I. de C.V. (“Grupo Axo”) formed a joint venture (“PVH Mexico”) that licenses from wholly owned subsidiaries of the Company the rights to distribute in Mexico certain Calvin Klein, Tommy Hilfiger, Warner’s, Olga and Speedo brand products. The transaction had received regulatory approval earlier in November 2016. The joint venture was formed by merging the Company’s wholly owned subsidiary that principally operated and managed the Calvin Klein business in Mexico (the “Mexico business”) with the wholly owned subsidiary of Grupo Axo that distributes certain Tommy Hilfiger brand products in Mexico. In connection with the formation of PVH Mexico, in which the Company acquired a 49% economic interest, the Company deconsolidated the Mexico business (the “Mexico deconsolidation”) in the fourth quarter and will account for its 49% interest under the equity method of accounting.

The Company classified the assets and liabilities of the Mexico business as held for sale as of October 30, 2016 and recorded a pre-tax noncash loss of $76.9 million during the third quarter of 2016 to reduce the carrying value of the Mexico business (including foreign currency translation adjustment losses of $47.2 million recorded in accumulated other comprehensive loss (“AOCL”)) to its estimated fair value, less costs to sell, of $70.3 million. The fair value of the Mexico business was estimated as the fair value of the 49% interest in PVH Mexico that the Company would acquire upon the formation of PVH Mexico, based on future operating cash flow projections that were discounted at a rate of 15.0%, which accounted for the relative risks of the estimated future cash flows. Such fair value also included an estimated discount for a lack of marketability of 10.0%. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs.

The loss is included in other noncash (loss) gain, net in the Company’s Consolidated Income Statements for the thirteen and thirty-nine weeks ended October 30, 2016. The loss will be remeasured in connection with the closing of the transaction in the fourth quarter and will be impacted by many factors subsequent to October 30, 2016, including, but not limited to, fluctuations in the Mexican peso exchange rate and changes to the Mexico business’s balance sheet, revenues and income.

The assets and liabilities of the Mexico business classified as held for sale in the Company’s Consolidated Balance Sheet as of October 30, 2016 were principally included in the Calvin Klein North America segment and consisted of the following:

(In millions)
Assets held for sale:
Trade receivables	$20.3
Other receivables	1.6
Inventories, net	22.4
Prepaid expenses	2.2
Other current assets	1.0
Property, plant and equipment, net	6.8
Goodwill	21.5
Other intangibles, net	47.4
Other noncurrent assets	2.8
Allowance for reduction of assets held for sale	(76.9)
Total assets held for sale	$49.1

Liabilities related to assets held for sale:
Accounts payable	$4.0
Accrued expenses	7.2
Other noncurrent liabilities	14.8
Total liabilities related to assets held for sale	$26.0

During 2015, one of the Company’s European subsidiaries entered into an agreement to sell a building in Amsterdam, the Netherlands. The Company classified the building as held for sale in the fourth quarter of 2015 and ceased recording depreciation on the building at that time. The building had a carrying value of $14.7 million as of January 31, 2016, which was determined to be lower than the fair value, less costs to sell, and was included in the Calvin Klein International segment.

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

5. REDEEMABLE NON-CONTROLLING INTEREST

On June 29, 2016, the Company and Arvind Limited (“Arvind”) formed a joint venture in Ethiopia, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), in which the Company owns a 75% interest. The Company has consolidated the joint venture in its consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that will produce finished products for the Company for distribution primarily in the United States. The Company expects the manufacturing facility will begin operations in 2017.

The shareholders agreement entered into by the parties to the joint venture (the “Shareholders Agreement”) contains a put option under which Arvind can require the Company to purchase all of its shares in the joint venture during various future periods as specified in the Shareholders Agreement. The first such period immediately precedes the ninth anniversary of the date of incorporation of PVH Ethiopia. The Shareholders Agreement also contains call options under which the Company can require Arvind to sell to the Company (i) all or a portion of its shares during various future periods as specified in the

Shareholders Agreement; (ii) all of its shares in the event of a change of control of Arvind; or (iii) all of its shares in the event that Arvind ceases to hold at least ten percent of the outstanding shares. The Company’s first call option referred to in clause (i) immediately follows the fifth anniversary of the date of incorporation of PVH Ethiopia. The put and call prices are the fair market value of the shares on the redemption date based upon a multiple of the joint venture’s earnings before interest, taxes, depreciation and amortization for the prior 12 months, less the joint venture’s net debt.

The fair value of the redeemable non-controlling interest (“RNCI”) as of the date of formation of the joint venture was $0.1 million. The carrying amount of the RNCI is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value. Such changes in the redemption amount of the RNCI are recognized immediately as they occur, since it is probable that the RNCI will become redeemable in the future based on the passage of time. Any adjustment to the redemption amount of the RNCI is determined after attribution of net income of the RNCI and will be recognized immediately in retained earnings of the Company. The carrying amount of the RNCI increased to $1.2 million as of October 30, 2016, principally attributable to contributions of $1.2 million made by Arvind during the third quarter of 2016 for its proportionate share of the joint venture funding.

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
PVH Australia
The Company formed a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in 2013 with Gazal Corporation Limited (“Gazal”) in which the Company owns a 50% economic interest. The joint venture has licensed from a subsidiary of the Company since the first quarter of 2014 the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, the Company contributed to PVH Australia its subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand.

During the first quarter of 2015, the Company completed a transaction in which the Tommy Hilfiger and Van Heusen trademarks in Australia were licensed for certain product categories to subsidiaries of PVH Australia for use in Australia, New Zealand and, in the case of Tommy Hilfiger, other island nations in the South Pacific. The Tommy Hilfiger trademarks had previously been licensed to a third party and the Van Heusen trademarks had previously been licensed to Gazal. Additionally, subsidiaries of PVH Australia license other trademarks for certain product categories.

The Company made payments of $21.0 million to PVH Australia during the thirty-nine weeks ended November 1, 2015, which represented its 50% share of the joint venture funding for the period. This investment is being accounted for under the equity method of accounting.

Gazal

The Company acquired approximately 10% of the outstanding capital stock of Gazal, which is listed on the Australian Securities Exchange, during the third quarter of 2016 for approximately $9.2 million. The Company has significant influence as defined under FASB guidance with respect to this investment, which is being accounted for under the equity method of accounting. Gazal is also the Company’s joint venture partner in PVH Australia.

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

The Company made payments of $1.5 million and $4.0 million to CK India during the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively, to contribute its 51% share of the joint venture funding for the periods.

TH Brazil

The Company formed a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”), in Brazil in 2012, in which the Company owns a 40% economic interest. TH Brazil licenses from a subsidiary of the Company the rights to the Tommy Hilfiger trademarks in Brazil for certain product categories. This investment is being accounted for under the equity method of accounting.

The Company made payments of $1.5 million and $1.6 million to TH Brazil during the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively, to contribute its 40% share of the joint venture funding for the periods.

The Company issued a note receivable due April 2, 2017 to TH Brazil during the third quarter of 2016 for $12.5 million. As of October 30, 2016, the interest rate on the note was 14.00% and the outstanding balance, including accrued interest, was $12.9 million.

TH India

The Company acquired in 2011 a 50% economic interest in a company that has since been renamed Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India licenses from a subsidiary of the Company the rights to the Tommy Hilfiger trademarks in India for certain product categories. This investment is being accounted for under the equity method of accounting. Arvind, the Company’s joint venture partner in PVH Ethiopia and in CK India, is also the Company’s joint venture partner in TH India.

TH China

The Company formed TH China as a joint venture in 2010. This investment was accounted for under the equity method of accounting until April 13, 2016, on which date the Company acquired the 55% of the ownership interests in TH China that it did not already own. Please see Note 3, “Acquisitions,” for a further discussion.

Total Investments in Unconsolidated Affiliates

Included in other assets in the Company’s Consolidated Balance Sheets as of October 30, 2016, January 31, 2016 and November 1, 2015 is $119.2 million (of which $12.9 million related to the note receivable due from TH Brazil), $140.7 million (of which $52.9 million related to TH China) and $143.1 million (of which $53.4 million related to TH China), respectively, related to these investments in unconsolidated affiliates.

7. GOODWILL

The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 30, 2016, by segment (please see Note 18, “Segment Data,” for a further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of January 31, 2016
Goodwill, gross	$728.0	$841.5	$204.4	$1,208.4	$237.0	$11.9	$3,231.2
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	728.0	841.5	204.4	1,208.4	237.0	—	3,219.3
Contingent purchase price payments to Mr. Calvin Klein	24.3	16.0	—	—	—	—	40.3
Acquisition of TH China	—	—	—	258.1	—	—	258.1
Reclassification of goodwill to assets held for sale	(20.5)	—	—	—	(1.0)	—	(21.5)
Currency translation	0.1	10.0	—	(10.7)	(0.2)	—	(0.8)
Balance as of October 30, 2016
Goodwill, gross	731.9	867.5	204.4	1,455.8	235.8	11.9	3,507.3
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$731.9	$867.5	$204.4	$1,455.8	$235.8	$—	$3,495.4

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

In anticipation of the Mexico deconsolidation, the Company reclassified $21.5 million of goodwill to assets held for sale in the Company’s Consolidated Balance Sheets as of October 30, 2016. Please see Note 4, “Assets Held For Sale,” for a further discussion.

8. RETIREMENT AND BENEFIT PLANS

The Company has five qualified defined benefit pension plans as of October 30, 2016 covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five noncontributory plans as its “Pension Plans.”

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

Net benefit cost related to the Pension Plans was recognized in selling, general and administrative expenses in the Company’s Consolidated Income Statements as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/30/16	11/1/15	10/30/16	11/1/15

Service cost, including plan expenses	$6.3	$7.7	$18.9	$23.0
Interest cost	7.4	7.0	22.3	20.9
Expected return on plan assets	(9.0)	(10.7)	(26.9)	(31.9)
Total	$4.7	$4.0	$14.3	$12.0

Net benefit cost related to the SERP Plans was recognized in selling, general and administrative expenses in the Company’s Consolidated Income Statements as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/30/16	11/1/15	10/30/16	11/1/15

Service cost, including plan expenses	$1.1	$1.4	$3.3	$4.2
Interest cost	1.0	0.9	2.9	2.7
Total	$2.1	$2.3	$6.2	$6.9

Net benefit cost related to the Postretirement Plans was recognized in selling, general and administrative expenses in the Company’s Consolidated Income Statements as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/30/16	11/1/15	10/30/16	11/1/15

Interest cost	$0.1	$0.2	$0.4	$0.5
Amortization of prior service credit	(0.0)	(0.1)	(0.2)	(0.3)
Total	$0.1	$0.1	$0.2	$0.2

The Company made contributions of $6.9 million to its Pension Plans in the thirty-nine weeks ended October 30, 2016 and expects to make additional contributions of $93.1 million during the remainder of 2016. The Company’s actual contributions may differ from planned contributions due to many factors including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

In September 2016, the Company offered approximately 3,400 vested participants in the Pension Plans, whose employment has been terminated, a one-time opportunity to elect a lump-sum payment of their accrued pension benefit from the Pension Plans. Approximately 950 such participants elected to receive the lump-sum payment. Payments will be made in December 2016 using assets from the Pension Plans. The lump-sum payments will result in a settlement of the Company’s benefit obligation, which will be recorded in the fourth quarter of 2016 when the payments are made.

9. DEBT

Short-Term Borrowings

One of the Company’s Asian subsidiaries has yen-denominated short-term lines of credit and overdraft facilities with a number of Japanese banks at various interest rates that provide for borrowings of up to ¥2,200.0 million (approximately $20.9 million based on exchange rates in effect on October 30, 2016) and are utilized primarily to fund working capital needs. As of October 30, 2016, the Company had $19.0 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at October 30, 2016 was 0.44%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended October 30, 2016 was $19.4 million.

One of the Company’s Asian subsidiaries has a won-denominated overdraft facility with a South Korean bank that provides for borrowings of up to ₩3,500.0 million (approximately $3.1 million based on exchange rates in effect on October 30, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the South Korean bank three-month certificate of deposit rate plus 1.50%. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended October 30, 2016.

One of the Company’s Asian subsidiaries has a United States dollar-denominated short-term revolving credit facility with a bank that provides for borrowings of up to $10.0 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the one-month London interbank borrowing rate (“LIBOR”) plus 1.50%. At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the bank. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended October 30, 2016.

One of the Company’s European subsidiaries has euro-denominated short-term revolving notes with a number of banks at various interest rates, as well as overdraft facilities, that provide for borrowings of up to €60.0 million (approximately $65.5 million based on exchange rates in effect on October 30, 2016) and are utilized primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the thirty-nine weeks ended October 30, 2016.

One of the Company’s European subsidiaries has a United States dollar-denominated short-term line of credit facility with a bank that provides for borrowings of up to $3.4 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at 13.50%. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended October 30, 2016.

One of the Company’s European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to $3.7 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 3.00%. As of October 30, 2016, the Company had $1.8 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at October 30, 2016 was 14.25%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended October 30, 2016 was $3.3 million.

One of the Company’s European subsidiaries has a Turkish lira-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to lira 3.0 million (approximately $1.0 million based on exchange rates in effect on October 30, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 4.00%. As of October 30, 2016, the Company had no borrowings outstanding under this facility. The maximum amount of borrowings outstanding during the thirty-nine weeks ended October 30, 2016 was $0.9 million.

One of the Company’s Latin American subsidiaries has a Brazilian real-denominated short-term revolving credit facility with a Brazilian bank that provides for borrowings of up to R$25.0 million (approximately $7.8 million based on exchange rates in effect on October 30, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured. There were no borrowings outstanding as of or during the thirty-nine weeks ended October 30, 2016.

The Company also has the ability to draw revolving borrowings under its senior secured credit facilities as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. As of October 30, 2016, the Company had no borrowings outstanding under these facilities. The maximum amount of revolving borrowings outstanding under these facilities during the thirty-nine weeks ended October 30, 2016 was $15.3 million.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	10/30/16	11/1/15

Senior secured Term Loan A facility due 2021	$2,138.0	$1,829.0
Senior secured Term Loan B facility	—	698.6
4 1/2% senior unsecured notes due 2022	690.0	688.4
7 3/4% debentures due 2023	99.5	99.4
3 5/8% senior unsecured euro notes due 2024	375.6	—
Total	3,303.1	3,315.4
Less: Current portion of long-term debt	—	124.1
Long-term debt	$3,303.1	$3,191.3

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of October 30, 2016 and November 1, 2015.

As of October 30, 2016, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
Remainder of 2016	$—
2017	6.1
2018	161.4
2019	220.1
2020	234.7
2021	1,525.8

Total debt repayments for the next five years exceed the carrying amount of the Company’s Term Loan A facility as of October 30, 2016 because the carrying amount reflects the unamortized portions of debt issuance costs and the original issue discounts.

As of October 30, 2016, after taking into account the effect of the Company’s interest rate swap agreements discussed in the section below entitled “2016 Senior Secured Credit Facilities,” which were in effect as of such date, approximately 65% of the Company’s long-term debt had a fixed interest rate, with the remainder at variable interest rates.

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

2016 Senior Secured Credit Facilities

On May 19, 2016 (the “Amendment Date”), the Company entered into an amendment (the “Amendment”) to the 2014 facilities (as amended by the Amendment, the “2016 facilities”). Among other things, the Amendment provided for the Company to borrow an additional $582.0 million principal amount of loans under the Term Loan A facility, which was increased by $582.0 million, the repayment of all outstanding loans under the Term Loan B facility with the proceeds of the additional loans under the Term Loan A facility, and the termination of the Term Loan B facility. In addition, the Amendment extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2019 to May 19, 2021.

The 2016 facilities consist of a $2,347.4 million United States dollar-denominated Term Loan A facility and the senior secured revolving credit facilities consisting of (a) a $475.0 million United States dollar-denominated revolving credit facility, (b) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185.9 million euro-denominated revolving credit facility available in euro, pounds sterling, Japanese yen or Swiss francs. In connection with entering into the Amendment, the Company paid debt issuance costs of $10.9 million (of which $4.6 million was expensed as debt modification costs and $6.3 million is being amortized over the term of the related debt agreement) and recorded debt extinguishment costs of $11.2 million to write-off previously capitalized debt issuance costs.

The revolving credit facilities also include amounts available for letters of credit. As of October 30, 2016, the Company had $23.2 million of outstanding letters of credit. There were no borrowings outstanding under the revolving credit facilities. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350.0 million plus (y) the aggregate amount of all voluntary prepayments of loans under the Term Loan A and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2016 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2016 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The terms of the Term Loan A facility require the Company to make quarterly repayments of amounts outstanding under the 2016 facilities, which commenced with the calendar quarter ended June 30, 2016. Such amounts equal 5.00% per annum of the principal amount outstanding on the Amendment Date for the first eight calendar quarters following the Amendment Date, 7.50% per annum of the principal amount for the four calendar quarters thereafter and 10.00% per annum of the principal amount for the remaining calendar quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the Term Loan A facility.

The Company made payments of $251.3 million and $200.5 million during the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively, on its term loans under the 2016 and 2014 facilities. As a result of the voluntary repayments made by the Company, as of October 30, 2016, the Company had satisfied its mandatory long-term debt repayment requirements for the next twelve months. The Company had term loans outstanding of $2,138.0 million, net of original issue discounts and debt issuance costs, as of October 30, 2016.

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

During the second quarter of 2014, the Company entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $682.6 million of the Company’s variable rate debt obligation under the 2014 facilities or any replacement facility with similar terms, including the 2016 facilities, to fixed rate debt. Such agreement remains outstanding with a notional amount of $1,067.7 million as of October 30, 2016, and is now converting a portion of the Company’s variable rate debt obligation under the 2016 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and the Company will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

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

3 5/8% Euro Senior Notes Due 2024

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

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended October 30, 2016 and November 1, 2015 were 25.3% and 1.9%, respectively. The effective income tax rates for the thirty-nine weeks ended October 30, 2016 and November 1, 2015 were 18.4% and 12.2%, respectively.
The effective income tax rates for the thirteen and thirty-nine weeks ended October 30, 2016 were lower than the United States statutory rate due to the benefit of overall lower tax rates in international jurisdictions where the Company files tax returns and the benefit of discrete items, partially offset by the unfavorable impact of the tax expense recorded in the third quarter of 2016 on the assets held for sale in anticipation of the Mexico deconsolidation. Also contributing to the lower effective income tax rate for the thirty-nine weeks ended October 30, 2016 was the lower tax rate applicable to the pre-tax gain recorded to write-up the Company’s existing equity investment in TH China to fair value.
The effective income tax rates for the thirteen and thirty-nine weeks ended November 1, 2015 were lower than the United States statutory rate due to the benefit of overall lower tax rates in international jurisdictions where the Company files tax returns and the benefit of discrete items, including the favorable impact on certain liabilities for uncertain tax positions from the expiration of applicable statutes of limitation.
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

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of AOCL. The cash flows from such hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. No amounts were excluded from effectiveness testing. There was no ineffective portion of cash flow hedges during the thirty-nine weeks ended October 30, 2016 and November 1, 2015.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as a net investment hedge, such remeasurement is recorded in equity as a component of AOCL. As of October 30, 2016, the fair value and the carrying value of the foreign currency borrowings designated as a net investment hedge were $403.3 million and $375.6 million, respectively. The Company evaluates the effectiveness of its net investment hedge as of the beginning of each quarter. No amounts were excluded from effectiveness testing. There was no ineffective portion of the net investment hedge during the thirty-nine weeks ended October 30, 2016.

Undesignated Contracts

The Company records immediately in earnings changes in the fair value of hedges that are not designated as effective hedging instruments (“undesignated contracts”), including all of the foreign currency forward exchange contracts related to intercompany transactions and intercompany loans that are not of a long-term investment nature. Any gains and losses that are immediately recognized in earnings on such contracts are largely offset by the remeasurement of the underlying intercompany balances.

In addition, the Company has exposure to changes in foreign currency exchange rates related to the translation of the earnings of its subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, the Company entered into several foreign currency option contracts during the thirty-nine weeks ended October 30, 2016. These contracts represent the Company’s purchase of euro put/United States dollar call options. In connection with the foreign currency option contracts, the Company paid total cash premiums of $2.3 million during the thirty-nine weeks ended October 30, 2016.

The Company’s foreign currency option contracts are also undesignated contracts. As such, the changes in the fair value of these foreign currency option contracts are recognized immediately in earnings. This mitigates the effect of a strengthening United States dollar against the euro on the reporting of the Company’s euro-denominated earnings.

The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Assets (Classified in Other Current Assets and Other Assets)			Liabilities (Classified in Accrued Expenses and Other Liabilities)
	10/30/16	1/31/16	11/1/15	10/30/16	1/31/16	11/1/15
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$16.8	$24.9	$21.2	$2.2	$1.7	$3.7
Interest rate contracts	—	—	0.1	12.4	20.6	18.1
Total contracts designated as cash flow hedges	16.8	24.9	21.3	14.6	22.3	21.8

Undesignated contracts:
Foreign currency forward exchange contracts	1.2	19.3	17.6	0.1	0.1	0.6
Foreign currency option contracts	2.3	—	—	—	—	—
Total undesignated contracts	3.5	19.3	17.6	0.1	0.1	0.6
Total	$20.3	$44.2	$38.9	$14.7	$22.4	$22.4

At October 30, 2016, the notional amount outstanding of foreign currency forward exchange contracts and foreign currency option contracts was $899.5 million and $100.0 million, respectively. Such contracts expire principally between November 2016 and January 2018.

The following table summarizes the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income		Gain (Loss) Reclassified from AOCL into Income (Expense)
(In millions)			Location	Amount

Thirteen Weeks Ended	10/30/16	11/1/15		10/30/16	11/1/15
Foreign currency forward exchange contracts (inventory purchases)	$17.2	$(3.2)	Cost of goods sold	$0.0	$26.8
Interest rate contracts	1.0	(4.7)	Interest expense	(3.6)	(0.9)
Foreign currency borrowings (net investment hedge)	6.6	—	N/A	—	—
Total	$24.8	$(7.9)		$(3.6)	$25.9

Thirty-Nine Weeks Ended	10/30/16	11/1/15		10/30/16	11/1/15
Foreign currency forward exchange contracts (inventory purchases)	$(20.0)	$20.5	Cost of goods sold	$8.2	$74.9
Interest rate contracts	(0.5)	(6.2)	Interest expense	(8.7)	(3.1)
Foreign currency borrowings (net investment hedge)	14.4	—	N/A	—	—
Total	$(6.1)	$14.3		$(0.5)	$71.8

A net gain in AOCL on foreign currency forward exchange contracts at October 30, 2016 of $10.7 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statement to costs of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net loss in AOCL for interest rate contracts at October 30, 2016 of $10.4 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in selling, general and administrative expenses in its Consolidated Income Statements:

(In millions)	Gain (Loss) Recognized in Income (Expense)
Thirteen Weeks Ended	10/30/16	11/1/15
Foreign currency forward exchange contracts	$2.7	$(1.6)
Foreign currency option contracts	0.2	—

Thirty-Nine Weeks Ended	10/30/16	11/1/15
Foreign currency forward exchange contracts	$(4.0)	$2.9
Foreign currency option contracts	0.0	—

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of October 30, 2016.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	10/30/16				1/31/16				11/1/15
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$18.0	N/A	$18.0	N/A	$44.2	N/A	$44.2	N/A	$38.8	N/A	$38.8
Interest rate contracts	N/A	—	N/A	—	N/A	—	N/A	—	N/A	0.1	N/A	0.1
Foreign currency option contracts	N/A	2.3	N/A	2.3	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Assets	N/A	$20.3	N/A	$20.3	N/A	$44.2	N/A	$44.2	N/A	$38.9	N/A	$38.9

Liabilities:
Foreign currency forward exchange contracts	N/A	$2.3	N/A	$2.3	N/A	$1.8	N/A	$1.8	N/A	$4.3	N/A	$4.3
Interest rate contracts	N/A	12.4	N/A	12.4	N/A	20.6	N/A	20.6	N/A	18.1	N/A	18.1
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$1.6	1.6	N/A	N/A	$2.2	2.2	N/A	N/A	$3.6	3.6
Total Liabilities	N/A	$14.7	$1.6	$16.3	N/A	$22.4	$2.2	$24.6	N/A	$22.4	$3.6	$26.0

The fair value of the foreign currency forward exchange contracts is measured as the total amount of currency to be purchased, multiplied by the difference between (i) the forward rate as of the period end and (ii) the settlement rate specified in each contract. The fair value of the interest rate contracts is based on observable interest rate yield curves and represents the expected discounted cash flows underlying the financial instruments. The fair value of the foreign currency option contracts is estimated based on external valuation models, which do not involve management judgment and use the original strike price, current foreign currency exchange rates, the implied volatility in foreign currency exchange rates and length of time to expiration as inputs.

Pursuant to the agreement governing the reacquisition of the rights in India to the Tommy Hilfiger trademarks (which the Company entered into in September 2011 in connection with its acquisition of its 50% ownership of TH India), the Company is required to make annual contingent purchase price payments based on a percentage of sales of Tommy Hilfiger products in India in excess of an agreed upon threshold during each of six consecutive 12-month periods. Such payments are subject to a $25.0 million aggregate maximum and are due within 60 days following each one-year period. The Company made annual contingent purchase price payments of $0.6 million and $0.6 million during 2016 and 2015, respectively. The Company is required to remeasure this liability at fair value on a recurring basis and classifies this as a Level 3 measurement. The fair value of such liability was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, changes in the fair value are included within selling, general and administrative expenses in the Company’s Consolidated Income Statements.

The following table presents the change in the Level 3 contingent purchase price payment liability during the thirty-nine weeks ended October 30, 2016 and November 1, 2015:

(In millions)	Thirty-Nine Weeks Ended
	10/30/16	11/1/15
Beginning Balance	$2.2	$4.0
Payments	(0.6)	(0.6)
Adjustments included in earnings	—	0.2
Ending Balance	$1.6	$3.6

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of October 30, 2016 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	35.0%
Approximate discount rate	15.0%

A five percentage point increase or decrease in the discount rate or the compounded annual net sales growth rate would result in an immaterial change to the liability.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the Company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment) during the thirty-nine weeks ended October 30, 2016 and November 1, 2015, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
Assets:	Level 1	Level 2	Level 3
October 30, 2016	N/A	N/A	$—	$—	$7.0
November 1, 2015	N/A	N/A	$—	$—	$2.8

Long-lived assets with a carrying amount of $7.0 million were written down to a fair value of $0 during the thirty-nine weeks ended October 30, 2016 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The impairment charge of $7.0 million was included in selling, general and administrative expenses, of which $0.7 million was recorded in the Calvin Klein North America segment, $1.7 million was recorded in the Calvin Klein International segment, $1.3 million was recorded in the Tommy Hilfiger North America segment and $3.3 million was recorded in the Tommy Hilfiger International segment.

Long-lived assets with a carrying amount of $2.8 million were written down to a fair value of $0 during the thirty-nine weeks ended November 1, 2015 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The impairment charge of $2.8 million was included in selling, general and administrative expenses, of which $2.0 million was recorded in the Calvin Klein North America segment, $0.5 million was recorded in the Calvin Klein International segment and $0.3 million was recorded in the Tommy Hilfiger International segment.

The Company is deemed to have guaranteed lease payments for substantially all G. H. Bass & Co. (“Bass”) retail stores included in the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013 pursuant to the terms of noncancelable leases expiring on various dates through 2022. These obligations deemed to be guaranteed include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s obligations remain in effect when an option is exercised to extend the term of the lease. The estimated fair value of these obligations as of October 30, 2016, January 31, 2016 and November 1, 2015 was $1.1 million, $1.9 million and $2.1 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. The Company classifies these as Level 3 measurements. The fair value of such obligations was determined using the discounted cash flow method, based on the lease payments, the estimated probability of lease extensions and estimates of the risk of default by the buyer of the Bass assets, and was discounted using rates of return that account for the relative risks of the estimated future cash flows.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of October 30, 2016, January 31, 2016 and November 1, 2015 were as follows:

(In millions)	10/30/16		1/31/16		11/1/15
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$662.4	$662.4	$556.4	$556.4	$369.9	$369.9
Short-term borrowings	20.8	20.8	25.9	25.9	27.6	27.6
Long-term debt (including portion classified as current)	3,303.1	3,387.1	3,168.3	3,190.5	3,315.4	3,370.1

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

The Company may grant the following types of incentive awards under the 2006 Plan: (i) non-qualified stock options (“NQs”); (ii) incentive stock options (“ISOs”); (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) performance shares; (vii) performance share units (“PSUs”); and (viii) other stock-based awards. Each award granted under the 2006 Plan is subject to an award agreement that incorporates, as applicable, the exercise price, the term of the award, the periods of restriction, the number of shares to which the award pertains, performance periods and performance measures, and such other terms and conditions as the plan committee determines.

Through October 30, 2016, the Company has granted under the 2006 Plan (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable PSUs; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying a restricted stock award, RSU or PSU reduces the number available by two shares. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant.

Net income for the thirty-nine weeks ended October 30, 2016 and November 1, 2015 included $28.9 million and $31.4 million, respectively, of pre-tax expense related to stock-based compensation, with recognized income tax benefits of $8.7 million and $7.9 million, respectively.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirty-nine weeks ended October 30, 2016 and November 1, 2015:

	Thirty-Nine Weeks Ended
	10/30/16	11/1/15
Weighted average risk-free interest rate	1.45%	1.54%
Weighted average expected option term (in years)	6.25	6.25
Weighted average Company volatility	34.56%	36.26%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per option	$35.63	$40.20

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

Service-based stock option activity for the thirty-nine weeks ended October 30, 2016 was as follows:

(In thousands, except per option data)	Options	Weighted Average Exercise Price Per Option
Outstanding at January 31, 2016	1,443	$70.79
Granted	235	99.55
Exercised	189	65.04
Cancelled	11	110.84
Outstanding at October 30, 2016	1,478	$75.81
Exercisable at October 30, 2016	1,020	$62.13

RSUs granted to employees in 2016 generally vest in four equal annual installments commencing one year after the date of grant. Outstanding RSUs granted to employees prior to 2016 generally vest in three annual installments of 25%, 25% and 50% commencing two years after the date of grant. Service-based RSUs granted to non-employee directors vest in full one year after the date of grant. The underlying RSU award agreements (excluding agreements for non-employee director awards) generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed, net of estimated forfeitures, over the RSUs’ vesting periods.

RSU activity for the thirty-nine weeks ended October 30, 2016 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 31, 2016	653	$111.61
Granted	393	98.24
Vested	154	108.71
Cancelled	63	109.15
Non-vested at October 30, 2016	829	$106.00

The Company granted contingently issuable PSUs to certain of the Company’s senior executives during 2013 and 2014 subject to the achievement of an earnings per share goal for the two-year performance period beginning with the year of grant and a service period of one year beyond the certification of performance. For the awards granted in 2014, the two-year performance period has ended and the holders did not earn any shares based on earnings per share growth over the performance period. For the awards granted in 2013, the holders earned an aggregate of 26,000 shares, which were paid out in 2016. For such awards, the Company recorded expense ratably over each applicable vesting period based on fair value and the Company’s expectations of the probable number of shares to be issued. The fair value of these contingently issuable PSUs was equal to the closing price of the Company’s common stock on the date of grant, reduced for the present value of any dividends expected to be paid on the Company’s common stock during the performance cycle, as these contingently issuable PSUs did not accrue dividends prior to the completion of the performance cycle.

In addition, the Company granted contingently issuable PSUs to certain of the Company’s executives during 2013 and to certain of the Company’s senior executives during 2015 and 2016 subject to a three-year performance period. For such awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. For the awards granted in 2013, the performance period ended on May 5, 2016 and the holders did not earn any shares, as the Company did not achieve either of the threshold performance levels required for payout. The Company records expense ratably over the applicable vesting period, net of estimated forfeitures, regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted in 2016 and 2015 was established for each grant on the grant date using the Monte Carlo simulation model, which was based on the following assumptions:

	2016	2015
Risk-free interest rate	1.04%	0.90%
Expected Company volatility	28.33%	29.10%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$87.16	$101.23

Certain of the awards granted in 2016 are subject to a holding period of one year after the vesting date. For such awards, the grant date fair value was discounted 12.99% for the restriction of liquidity.

PSU activity for the thirty-nine weeks ended October 30, 2016 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 31, 2016	493	$121.41
Granted	79	87.16
Vested	26	114.77
Cancelled	421	124.01
Non-vested at October 30, 2016	125	$92.32

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirty-nine weeks ended October 30, 2016 and November 1, 2015 were $6.6 million and $10.8 million, respectively. Of those amounts, $0.9 million and $5.0 million, respectively, were reported as excess tax benefits. Excess tax benefits arise when the actual tax benefit resulting from a stock plan award transaction exceeds the tax benefit associated with the grant date fair value of the related stock award.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component for the thirty-nine weeks ended October 30, 2016:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized gain on effective cash flow hedges	Total
Balance, January 31, 2016	$(730.5)	$0.1	$26.2	$(704.2)
Other comprehensive income (loss) before reclassifications	14.5	—	(18.2)	(3.7)
Less: Amounts reclassified from AOCL	—	0.1	0.7	0.8
Net gain on net investment hedge	9.0	—	—	9.0
Other comprehensive income (loss)	23.5	(0.1)	(18.9)	4.5
Balance, October 30, 2016	$(707.0)	$0.0	$7.3	$(699.7)

The following table presents the changes in AOCL, net of related taxes, by component for the thirty-nine weeks ended November 1, 2015:

(In millions)	Foreign currency translation adjustments	Retirement liability adjustment	Net unrealized and realized gain on effective cash flow hedges	Total
Balance, February 1, 2015	$(496.2)	$0.4	$79.3	$(416.5)
Other comprehensive (loss) income before reclassifications	(150.1)	—	22.1	(128.0)
Less: Amounts reclassified from AOCL	—	0.2	70.5	70.7
Other comprehensive loss	(150.1)	(0.2)	(48.4)	(198.7)
Balance, November 1, 2015	$(646.3)	$0.2	$30.9	$(615.2)

The following table presents reclassifications out of AOCL to earnings for the thirteen and thirty-nine weeks ended October 30, 2016 and November 1, 2015:

(In millions)	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Income Statements
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/16	11/1/15	10/30/16	11/1/15
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts	$0.0	$26.8	$8.2	$74.9	Cost of goods sold
Interest rate contracts	(3.6)	(0.9)	(8.7)	(3.1)	Interest expense
Less: Tax effect	(1.5)	0.7	(1.2)	1.3	Income tax expense
Total, net of tax	$(2.1)	$25.2	$0.7	$70.5

Amortization of retirement liability items:
Prior service credit	$0.0	$0.1	$0.2	$0.3	Selling, general and administrative expenses
Less: Tax effect	0.0	0.0	0.1	0.1	Income tax expense
Total, net of tax	$0.0	$0.1	$0.1	$0.2

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

During the thirty-nine weeks ended October 30, 2016 and November 1, 2015, the Company purchased 2.3 million shares and 0.7 million shares, respectively, of its common stock in open market transactions for $225.8 million and $75.4 million, respectively. The Company has purchased 3.6 million shares for $352.0 million under the program since inception. As of October 30, 2016, the repurchased shares were held as treasury stock and $148.0 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld in conjunction with the settlement of vested RSUs, PSUs and restricted stock to satisfy tax withholding requirements.

16. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions, except per share data)	10/30/16	11/1/15	10/30/16	11/1/15

Net income attributable to PVH Corp.	$126.2	$221.9	$448.3	$438.2

Weighted average common shares outstanding for basic net income per common share	80.0	82.4	80.6	82.6
Weighted average impact of dilutive securities	0.7	0.7	0.6	0.7
Total shares for diluted net income per common share	80.7	83.1	81.2	83.3

Basic net income per common share attributable to PVH Corp.	$1.58	$2.69	$5.56	$5.31

Diluted net income per common share attributable to PVH Corp.	$1.56	$2.67	$5.52	$5.26

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/30/16	11/1/15	10/30/16	11/1/15

Weighted average potentially dilutive securities	0.7	0.6	0.9	0.6

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of October 30, 2016 and November 1, 2015 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen and thirty-nine weeks ended October 30, 2016 and November 1, 2015. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.1 million and 0.8 million as of October 30, 2016 and November 1, 2015, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

17. NONCASH INVESTING AND FINANCING TRANSACTIONS

During the thirty-nine weeks ended October 30, 2016 and November 1, 2015, the Company recorded increases to goodwill of $40.3 million and $38.6 million, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirty-nine weeks ended October 30, 2016 and November 1, 2015, the Company paid $36.4 million and $34.4 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2016 and November 1, 2015 are $6.3 million and $4.1 million, respectively, of assets acquired through capital leases.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 30, 2016 is $3.2 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of October 30, 2016.

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

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing Tommy Hilfiger branded apparel and related products at wholesale principally in Europe and China, primarily to department and specialty stores, e-commerce sites operated by key department store customers and pure play e-commerce retailers, franchisees of Tommy Hilfiger, distributors and licensees; (ii) operating retail stores in Europe, China and Japan and international e-commerce sites, which sell Tommy Hilfiger branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the Tommy Hilfiger brand name for a broad array of products outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Tommy Hilfiger foreign affiliates in Brazil, India and Australia. This segment included the Company’s proportionate share of the net income or loss of its investment in TH China until April 13, 2016, on which date the Company began to consolidate the operations as a wholly owned subsidiary of the Company in conjunction with the TH China acquisition. Please see Note 3, “Acquisitions,” for a further discussion.

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

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands Retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers in North America, which primarily sell apparel, accessories and related products under the brand names Van Heusen, IZOD and Warner’s. The Company exited the Izod retail business in the third quarter of 2015, leaving only its Van Heusen retail business. However, the Company began selling a limited selection of IZOD Golf apparel and Warner’s products in some of its Van Heusen retail stores. The Company also sells Speedo products on a limited basis in some of its Van Heusen retail stores.

The following tables present summarized information by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/30/16	11/1/15	10/30/16	11/1/15
Revenue – Calvin Klein North America
Net sales	$444.4	$420.1	$1,144.5	$1,037.0
Royalty revenue	43.1	43.9	101.4	103.1
Advertising and other revenue	14.4	13.8	34.6	34.7
Total	501.9	477.8	1,280.5	1,174.8

Revenue – Calvin Klein International
Net sales	364.0	308.8	986.5	865.2
Royalty revenue	18.8	21.0	54.2	57.0
Advertising and other revenue	6.5	6.5	19.1	19.6
Total	389.3	336.3	1,059.8	941.8

Revenue – Tommy Hilfiger North America
Net sales	383.6	416.5	1,100.7	1,142.8
Royalty revenue	14.8	13.4	35.0	32.9
Advertising and other revenue	3.8	4.0	8.5	9.4
Total	402.2	433.9	1,144.2	1,185.1

Revenue – Tommy Hilfiger International
Net sales	512.3	439.1	1,399.0	1,239.5
Royalty revenue	11.6	13.6	33.3	38.0
Advertising and other revenue	1.1	1.0	2.7	2.8
Total	525.0	453.7	1,435.0	1,280.3

Revenue – Heritage Brands Wholesale
Net sales	354.2	384.0	964.1	1,059.5
Royalty revenue	5.1	4.9	15.3	14.3
Advertising and other revenue	1.1	0.8	2.9	2.2
Total	360.4	389.7	982.3	1,076.0

Revenue – Heritage Brands Retail
Net sales	64.9	72.4	191.7	247.9
Royalty revenue	0.5	0.6	1.7	1.7
Advertising and other revenue	0.1	0.1	0.2	0.2
Total	65.5	73.1	193.6	249.8

Total Revenue
Net sales	2,123.4	2,040.9	5,786.5	5,591.9
Royalty revenue	93.9	97.4	240.9	247.0
Advertising and other revenue	27.0	26.2	68.0	68.9
Total	$2,244.3	$2,164.5	$6,095.4	$5,907.8

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	10/30/16	(1)	11/1/15	(1)	10/30/16	(1)	11/1/15	(1)
(Loss) income before interest and taxes – Calvin Klein North America	$(0.7)	(3)	$80.2	(12)	$92.6	(3)(8)(11)	$166.7	(13)

Income before interest and taxes – Calvin Klein International	69.6		61.5	(12)	172.3	(8)(11)	145.5	(13)

Income before interest and taxes – Tommy Hilfiger North America	41.3	(4)	57.1		110.4	(4)	146.2

Income before interest and taxes – Tommy Hilfiger International	75.0	(5)(6)	68.6		287.8	(5)(7)	169.3

Income before interest and taxes – Heritage Brands Wholesale	41.2		25.3	(12)(14)	77.4	(8)(9)	72.9	(13)(14)

Income (loss) before interest and taxes – Heritage Brands Retail	2.4		0.5	(15)	8.2		(2.3)	(15)

Loss before interest and taxes – Corporate(2)	(30.9)		(39.6)	(12)	(113.2)	(8)(10)	(113.8)	(13)(16)

Income before interest and taxes	$197.9		$253.6		$635.5		$584.5

(1)
Income (loss) before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2016 and November 1, 2015 was significantly impacted by the strengthening of the United States dollar against foreign currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this report for a further discussion.

(2)
Includes corporate expenses not allocated to any reportable segments, the Company’s proportionate share of the net income or loss of its investments in Karl Lagerfeld and Gazal and the results of PVH Ethiopia. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure and actuarial gains and losses from the Company’s pension and other postretirement plans (which are generally recorded in the fourth quarter).

(3)	(Loss) income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2016 included a noncash loss of $76.9 million recorded in anticipation of the Mexico deconsolidation.

(4)
Income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2016 included costs of $1.6 million and $4.2 million, respectively, related to the licensing to G-III Apparel Group, Ltd. of the Tommy Hilfiger womenswear wholesale business in the United States and Canada.

(5)
Income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2016 included a gain of $18.1 million related to a payment received to exit a Tommy Hilfiger retail flagship store in Europe.

(6)
Income before interest and taxes for the thirteen weeks ended October 30, 2016 included costs of $17.3 million associated with the TH China acquisition, principally consisting of amortization of short-lived assets.

(7)
Income before interest and taxes for the thirty-nine weeks ended October 30, 2016 included a noncash gain of $153.1 million to write-up the Company’s equity investment in TH China to fair value in connection with the TH China acquisition. Partially offsetting the gain were acquisition related costs of $61.8 million, principally consisting of valuation adjustments and amortization of short-lived assets, and a one-time cost of $5.9 million recorded on the Company’s equity investment in TH China. Please see Note 3, “Acquisitions,” for a further discussion.

(8)
Income (loss) before interest and taxes for the thirty-nine weeks ended October 30, 2016 included costs of $9.8 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $0.2 million in Calvin Klein North America; $2.6 million in Calvin Klein International; $0.4 million in Heritage Brands Wholesale; and $6.6 million in corporate expenses not allocated to any reportable segments.

(9)
Income before interest and taxes for the thirty-nine weeks ended October 30, 2016 included costs of $2.6 million related to the discontinuation of several licensed product lines in the Company’s Heritage Brands dress furnishings business.

(10)
Loss before interest and taxes for the thirty-nine weeks ended October 30, 2016 included costs of $15.8 million related to the Company’s amendment of its credit facilities. Please see Note 9, “Debt,” for a further discussion.

(11)
Income before interest and taxes for the thirty-nine weeks ended October 30, 2016 included costs of $5.5 million associated with the restructuring related to the new global creative strategy for Calvin Klein. Such costs were included in the Company’s segments as follows: $2.7 million in Calvin Klein North America; and $2.8 million in Calvin Klein International.

(12)
Income (loss) before interest and taxes for the thirteen weeks ended November 1, 2015 included costs of $18.9 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $2.7 million in Calvin Klein North America; $3.9 million in Calvin Klein International; $1.4 million in Heritage Brands Wholesale; and $10.9 million in corporate expenses not allocated to any reportable segments.

(13)
Income (loss) before interest and taxes for the thirty-nine weeks ended November 1, 2015 included costs of $50.8 million associated with the Company’s integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $5.6 million in Calvin Klein North America; $7.6 million in Calvin Klein International; $7.1 million in Heritage Brands Wholesale; and $30.5 million in corporate expenses not allocated to any reportable segments.

(14)
Income before interest and taxes for the thirteen and thirty-nine weeks ended November 1, 2015 included costs of $13.1 million and $16.4 million, respectively, principally related to the discontinuation of several licensed product lines in the Company’s Heritage Brands dress furnishings business.

(15)
Income (loss) before interest and taxes for the thirteen and thirty-nine weeks ended November 1, 2015 included costs of $2.8 million and $9.1 million, respectively, related to the operation of and exit from the Company’s Izod retail business.

(16)	Loss before interest and taxes for the thirty-nine weeks ended November 1, 2015 included a one-time gain of $2.2 million recorded in connection with the Company’s equity investment in Karl Lagerfeld.

Intersegment transactions primarily consist of transfers of inventory principally from the Heritage Brands Wholesale segment to the Heritage Brands Retail segment, the Calvin Klein North America segment and the Tommy Hilfiger North America segment. These transfers are recorded at cost plus a standard markup percentage. Such markup percentage on ending inventory is eliminated principally in the Heritage Brands Retail segment, the Calvin Klein North America segment and the Tommy Hilfiger North America segment.

19. GUARANTEES

The Company is deemed to have guaranteed lease payments for substantially all Bass retail stores included in the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013 pursuant to the terms of noncancelable leases expiring on various dates through 2022. These obligations deemed to be guaranteed include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s obligations remain in effect when an option is exercised to extend the term of the lease. The maximum amount deemed to have been guaranteed for all leases as of October 30, 2016 was $25.0 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The estimated fair value of these obligations as of October 30, 2016, January 31, 2016 and November 1, 2015 was $1.1 million, $1.9 million and $2.1 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Please see Note 12, “Fair Value Measurements,” for a further discussion.

In connection with the Company’s investments in PVH Australia and CK India, the Company has guaranteed a portion of the entities’ debt and other obligations. The maximum amount guaranteed as of October 30, 2016 was approximately $7.9 million, which is subject to exchange rate fluctuation. The guarantees are in effect for the entire terms of the respective obligations. The estimated fair value of these guarantee obligations was immaterial as of October 30, 2016, January 31, 2016 and November 1, 2015.

The Company has certain other guarantees whereby it guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

20. RECENT ACCOUNTING GUIDANCE

The FASB issued in May 2014 guidance that supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB approved a one year delay to the required adoption date of the standard, which makes it effective for the Company no later than the first quarter of 2018, with adoption in 2017 permitted. In 2016, the FASB issued final amendments to clarify the implementation guidance related to principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The new standard is required to be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The Company has not yet selected a transition method and is currently evaluating the standard to determine the impact of adoption on the Company’s consolidated financial statements.
The FASB issued in November 2015 an update to accounting guidance to simplify the presentation of deferred income taxes. The guidance requires an entity to classify all deferred tax liabilities and assets as noncurrent in the balance sheet. The Company elected to early adopt this guidance during the fourth quarter of 2015 on a retrospective basis, which resulted in decreases to other current assets of $85.2 million and other liabilities of $76.7 million and an increase to other assets of $8.5 million as of November 1, 2015.
The FASB issued in April 2015 an update to accounting guidance related to debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The Company adopted this guidance during the first quarter of 2016 on a retrospective basis, which resulted in decreases to prepaid expenses of $8.1 million and $8.1 million as of January 31, 2016 and November 1, 2015, respectively, and other assets of $14.5 million and $16.1 million as of January 31, 2016 and November 1, 2015, respectively, both with corresponding decreases in long-term debt.

The FASB issued in April 2015 an update to accounting guidance related to retirement benefits. This guidance provides a practical expedient which allows a company with fiscal years that do not fall on a calendar month-end to measure defined benefit plan assets and obligations using the month end that is closest to the company’s fiscal year end. If elected, this guidance should be applied consistently from year to year for all plans. The guidance became effective in the first quarter of 2016. Prospective adoption is required. The Company will not change its measurement date under this guidance.

The FASB issued in July 2015 an update to accounting guidance to simplify the measurement of inventory. Currently, all inventory is measured at the lower of cost or market. The new guidance requires an entity to measure inventory within the scope of the guidance at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The new guidance does not apply to inventory measured using last-in, first-out or the retail inventory methods. This guidance will be effective for the Company in the first quarter of 2017, with early adoption permitted. Prospective adoption is required. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issued in January 2016 an update to accounting guidance for the recognition and measurement of financial instruments. The new guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. The guidance will be effective for the Company in the first quarter of 2018 with limited early adoption permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issued in February 2016 a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability in the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g., commissions). The guidance will be effective for the Company in the first quarter of 2019 with early adoption permitted. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company is currently evaluating the standard to determine the impact of the adoption on the Company’s consolidated financial statements but expects that it will result in a significant increase to its other assets and other liabilities.

The FASB issued in March 2016 an update to accounting guidance to simplify several aspects of accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance will be effective for the Company in the first quarter of 2017, with early adoption permitted. The adoption of this guidance is expected to impact the recording of income taxes in the Company’s Consolidated Income Statements and Balance Sheets, as well as the operating and financing cash flows in the Consolidated Statements of Cash Flows. The impact on the Company’s consolidated financial statements will be dependent upon unpredictable future events, including the timing of exercises and the value realized upon the vesting or exercise of shares versus the fair value when those shares were granted.

The FASB issued in August 2016 an update to accounting guidance to clarify and provide specific guidance on how certain cash receipts and cash payments are classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments of contingent consideration after a business combination and distributions from equity method investees. The guidance will be effective for the Company in the first quarter of 2018, with early adoption permitted. Retrospective adoption is required. Upon adoption, contingent purchase price payments that are currently classified as cash flows from investing activities will be classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Otherwise, the adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issued in October 2016 an update to accounting guidance to simplify income tax accounting on intercompany sales or transfers of assets other than inventory. Current guidance requires entities to defer the income tax effect of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The new guidance requires companies to immediately recognize in their income statement the income tax effects of an intercompany sale or transfer of an asset other than inventory. This guidance will be effective for the Company in the first quarter of 2018, with early adoption permitted as of the beginning of an annual period. Entities are required to apply the guidance using a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The Company is currently evaluating the standard to determine the impact of adoption on the Company’s consolidated financial statements. However, it is expected to have an impact on the Company’s opening retained earnings in the period of adoption.

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

Our business strategy is to sell our branded products at multiple price points and in multiple channels of distribution and regions. This enables us to provide products to a broad range of consumers, while minimizing competition among our brands and reducing reliance on any one demographic group, merchandise preference, price point, distribution channel or region. We also license our brands to third parties for product categories and in jurisdictions where we believe our partners’ expertise can better serve our businesses.

On February 1, 2016, we entered into a licensing agreement with G-III Apparel Group, Ltd. (“G-III”) for the design, production and wholesale distribution of Tommy Hilfiger womenswear in the United States and Canada (the “G-III license”), which will result in the discontinuation of our directly operated Tommy Hilfiger North America womenswear wholesale business in the fourth quarter of 2016.

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

On June 29, 2016, we, along with our minority interest partner, formed a joint venture in Ethiopia, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), in which we own a 75% interest. We have consolidated the joint venture in our consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that will produce finished products for us for distribution primarily in the United States. We expect the manufacturing facility will begin operations in 2017.

On November 30, 2016, subsequent to the third quarter, we formed a joint venture in Mexico in which we own a 49% economic interest (“PVH Mexico”). The joint venture was formed by merging our wholly owned subsidiary that principally operated and managed our Calvin Klein business in Mexico with the wholly owned subsidiary of Grupo Axo, S.A.P.I. de C.V. that distributes Tommy Hilfiger brand products in Mexico. In connection with the formation of PVH Mexico, we deconsolidated our wholly owned subsidiary (the “Mexico deconsolidation”).

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear, jeanswear, underwear, intimate apparel, swim products, handbags, footwear, accessories and other related products under owned and licensed trademarks, including through e-commerce sites operated by key department store customers and pure play e-commerce retailers, and (ii) the sale through (a) approximately 1,600 Company-operated free-standing retail store locations worldwide under our Calvin Klein, Tommy Hilfiger and Van Heusen trademarks, (b) approximately 1,150 Company-operated concessions/shop-in-shops worldwide under our Calvin Klein and Tommy Hilfiger trademarks and (c) e-commerce sites in certain countries under our Calvin Klein and Tommy Hilfiger trademarks, of apparel, footwear, accessories and other products, and swimwear and related products in North America through our SpeedoUSA.com e-commerce site. We also operated IZOD retail stores through the end of the third quarter of 2015, at which time we completed the exit from the business. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks.

In connection with the TH China acquisition, we recorded a net pre-tax gain of $85 million in the thirty-nine weeks ended October 30, 2016, including a noncash gain of $153 million to write-up our existing equity investment to fair value and costs of $68 million, which were primarily noncash and related to valuation adjustments and amortization of short-lived assets. We expect to incur additional pre-tax charges of approximately $16 million during the remainder of 2016, primarily consisting of noncash amortization of short-lived assets.

We recorded a pre-tax noncash loss of $77 million in the thirty-nine weeks ended October 30, 2016 in anticipation of the Mexico deconsolidation. The loss will be remeasured in connection with the closing of the transaction in the fourth quarter and will be impacted by many factors subsequent to October 30, 2016, including, but not limited to, fluctuations in the Mexican peso exchange rate and changes to the Mexico subsidiary’s balance sheet, revenues and income.

We recorded pre-tax charges in connection with the Warnaco integration and related restructuring that totaled $10 million and $51 million in the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively.

We implemented initiatives in 2015 to rationalize the Heritage Brands business, including the exit from our Izod retail business (completed in the third quarter of 2015) and the discontinuation in 2015 of several licensed product lines in the dress furnishings business. We recorded pre-tax charges of $9 million in the thirty-nine weeks ended November 1, 2015 in connection with the operation of and exit from our Izod retail business. We recorded pre-tax charges of $3 million and $16 million in the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively, related to the discontinuation of several licensed product lines in the dress furnishings business.

We recorded pre-tax charges of $4 million in the thirty-nine weeks ended October 30, 2016 in connection with the G-III license.

We recorded pre-tax charges of $6 million in the thirty-nine weeks ended October 30, 2016 in connection with the restructuring associated with the new global creative strategy for Calvin Klein.

We amended our senior secured credit facilities on May 19, 2016 and recorded pre-tax debt modification and extinguishment charges of $16 million in the thirty-nine weeks ended October 30, 2016. Please see “Liquidity and Capital Resources” below for a further discussion.

We recorded a pre-tax gain of $18 million in the thirty-nine weeks ended October 30, 2016 in connection with a payment made to the Company to exit a Tommy Hilfiger retail flagship store in Europe.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Amounts recorded in local foreign currencies are translated back to United States dollars using an average exchange rate over the representative period. Our international revenue and earnings are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. In 2015, approximately 45% of our revenue was subject to foreign currency translation. Beginning in the latter part of 2014, the United States dollar strengthened against most major currencies, resulting in a negative impact on our results of operations for 2015 and the first nine months of 2016. We currently expect the strength of the United States dollar and resulting unfavorable impact on our revenue and earnings to continue at least through the remainder of 2016. Additionally, there is a transaction impact on our financial results because inventory is often purchased in United States dollars by foreign subsidiaries. As with translation, during times of a strengthening United States dollar, our results of operations will be negatively impacted by these transactions as the increased local currency value of inventory results in a higher local currency cost of goods when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transaction impact. The hedge contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the unfavorable impact of a strengthening United States dollar on the cost of inventory purchases covered by these hedge contracts may be realized in our earnings in the year following inception of the hedge contracts as the underlying inventory hedged by such forward exchange contracts is sold. As such, the unfavorable impact of a strengthening United States dollar against most major currencies in the latter part of 2014 and through 2015, particularly the euro, negatively impacted our gross margin during the thirty-nine weeks ended October 30, 2016, and is expected to have a negative impact on our earnings at least through the remainder of 2016.

Retail comparable store sales discussed below refer to sales for retail stores that have been open for at least 12 months. Sales for retail stores that are closed during the year are excluded from the calculation of retail comparable store sales. Sales for retail stores that are either relocated, materially altered in size or closed for a certain number of consecutive days for renovation are also excluded from the calculation of retail comparable store sales until such stores have been in their new location or in their newly renovated state for at least 12 months. Sales from our Company-operated e-commerce sites are included within retail comparable store sales for those businesses and regions that have operated the related e-commerce site for at least 12 months. Retail comparable store sales are based on comparable weeks and local currencies.

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

Due to the above factors, our operating results for the thirty-nine weeks ended October 30, 2016 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 30, 2016 Compared With Thirteen Weeks Ended November 1, 2015

Total Revenue

Total revenue in the third quarter of 2016 was $2.244 billion as compared to $2.164 billion in the third quarter of the prior year. The increase in revenue of $80 million was due principally to the net effect of the following items:

•
The addition of an aggregate of $77 million of revenue attributable to our Calvin Klein North America and Calvin Klein International segments, which included a reduction of approximately $7 million related to the impact of foreign currency translation. Revenue in the Calvin Klein North America segment increased 5% (including a 1% negative foreign currency impact) primarily driven by continued healthy growth in the wholesale business. Revenue in the North America retail business was flat, as sales attributable to square footage expansion in Company-operated stores was offset by a 5% comparable store sales decline driven by continued weakness in traffic and consumer spending trends in Calvin Klein’s United States stores located in international tourist locations. Calvin Klein International segment revenue increased 16% (including a 1% negative foreign currency impact), including a 7% increase in comparable store sales. Europe and China continued to demonstrate the strongest performance.

•
The net addition of $40 million of revenue attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, which included a reduction of approximately $10 million related to the impact of foreign currency translation. Revenue in the Tommy Hilfiger North America segment decreased 7% principally due to an 11% comparable store sales decline, driven by continued weakness in traffic and consumer spending trends in Tommy Hilfiger’s United States stores located in international tourist locations, and the winding down of the Company’s directly operated womenswear wholesale business in the United States and Canada in connection with the G-III license. Tommy Hilfiger International segment revenue increased 16% (including a 2% negative foreign currency impact). The increase was driven by continued strong growth in Europe, including a 10% increase in comparable store sales, and the TH China acquisition.

•
The reduction of an aggregate of $37 million of revenue attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments. The decrease was driven by the 2015 business rationalization initiatives discussed in the section entitled “Operations Overview” above, partially offset by a 6% increase in comparable store sales in the Van Heusen business.

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

Gross profit in the third quarter of 2016 was $1.192 billion, or 53.1% of total revenue, as compared to $1.101 billion, or 50.9% of total revenue in the third quarter of the prior year. The 220 basis point increase was principally driven by (i) a favorable mix of business due to revenue growth in our higher-margin Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-margin Heritage Brands business, (ii) an increase in gross margin in our North America businesses due to decreased promotional selling as compared to the third quarter of the prior year, as current year inventory levels were sharply lower than the prior year, (iii) the absence of costs incurred in the third quarter of the prior year principally in connection with the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business and (iv) the addition of TH China, which achieved a significantly higher gross margin than the average gross margin for our overall business. These increases were partially offset by the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the third quarter of 2016 were $918 million, or 40.9% of total revenue, as compared to $854 million, or 39.4% of total revenue in the third quarter of the prior year. The 150 basis point increase in SG&A expenses as a percentage of total revenue was principally attributable to (i) an unfavorable mix of business due to the revenue growth in our higher-expense Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-expense Heritage Brands business, (ii) the costs incurred in connection with the TH China acquisition, primarily consisting of noncash amortization of short-lived assets, and (iii) an increase in expenses incurred related to marketing and investments associated with the recent Calvin Klein creative team leadership change. These increases were partially offset by (i) a gain recorded in connection with a payment made to the Company to exit a Tommy Hilfiger retail flagship store in Europe and (ii) a reduction of costs incurred in connection with the integration of Warnaco and the related restructuring.

Other Noncash (Loss) Gain, Net

We recorded a pre-tax noncash loss of $77 million in the third quarter of 2016 in anticipation of the Mexico deconsolidation. The loss was measured as the difference between the estimated fair value of the 49% interest in PVH Mexico that the Company would acquire upon the formation of PVH Mexico, inclusive of an estimated discount for a lack of marketability, and the carrying value of the net assets of the Mexico subsidiary, including foreign currency translation adjustments recorded in accumulated other comprehensive loss (“AOCL”). The loss will be remeasured in connection with the closing of the transaction in the fourth quarter and will be impacted by many factors subsequent to October 30, 2016, including, but not limited to, fluctuations in the Mexican peso exchange rate and changes to the Mexico subsidiary’s balance sheet, revenues and income. Please see Note 4, “Assets Held for Sale,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates in the third quarter of 2016 was $1 million as compared to $6 million in the third quarter of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in India and Brazil, for the Calvin Klein brand in India and for the Tommy Hilfiger, Calvin Klein and Van Heusen brands in Australia, as well as our share of income from our investments in the parent company of the Karl Lagerfeld brand (“Karl Lagerfeld”) and, beginning in the third quarter of 2016, in Gazal Corporation Limited (“Gazal”). Also included in the third quarter of the prior year was our share of income from our joint venture for the Tommy Hilfiger brand in China, as the 55% that we did not own was acquired in the first quarter of 2016. Our investments in the continuing joint ventures are being accounted for under the equity method of accounting. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for a further discussion.

Interest Expense, Net

Net interest expense increased to $29 million in the third quarter of 2016 from $27 million in the third quarter of the prior year principally due to the negative impact of the interest rate swap that commenced in February 2016 to convert a portion of our variable rate debt under our term loans to fixed rate debt and the issuance of €350 million of 3 5/8% senior notes in June 2016, partially offset by the positive impact from debt repayments made during 2015 and the first nine months of 2016 and the amendment of our senior secured credit facilities in the second quarter of 2016. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Income Taxes

The effective income tax rate for the third quarter of 2016 was 25.3% as compared to 1.9% in the third quarter of the prior year.

The effective income tax rates for the third quarters of 2016 and 2015 were lower than the United States statutory rate due to the benefit of overall lower tax rates in international jurisdictions where we file tax returns and the benefit of discrete items, including the favorable impact on certain of our liabilities for uncertain tax positions from the expiration of applicable statutes of limitation. These benefits were partially offset in the third quarter of 2016 by the unfavorable impact of the tax expense recorded on the assets held for sale in anticipation of the Mexico deconsolidation.

Redeemable Non-Controlling Interest

We have consolidated the results of PVH Ethiopia, in which we own a 75% interest, in our consolidated financial statements. The net loss attributable to the redeemable non-controlling interest was immaterial for the third quarter of 2016. Please refer to Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Thirty-Nine Weeks Ended October 30, 2016 Compared With Thirty-Nine Weeks Ended November 1, 2015

Total Revenue

Total revenue in the thirty-nine weeks ended October 30, 2016 was $6.095 billion as compared to $5.908 billion in the thirty-nine week period of the prior year. The increase in revenue of $188 million was due principally to the net effect of the following items:

•
The addition of an aggregate of $224 million of revenue attributable to our Calvin Klein North America and Calvin Klein International segments, which included a reduction of approximately $42 million related to the impact of foreign currency translation. Revenue in the Calvin Klein North America segment increased 9% (including a 1% negative foreign currency impact) primarily driven by significant growth in the wholesale business. Revenue in the North America retail business experienced moderate growth, as sales attributable to square footage expansion in Company-operated stores was partially offset by a 4% comparable store sales decline driven by continued weakness in traffic and consumer spending trends in Calvin Klein’s United States stores located in international tourist locations. Calvin Klein International segment revenue increased 13% (including a 3% negative foreign currency impact) due principally to significant growth in Europe and China. Calvin Klein International segment comparable store sales increased 7%.

•
The net addition of $114 million of revenue attributable to our Tommy Hilfiger North America and Tommy Hilfiger International segments, which included a reduction of approximately $25 million related to the impact of foreign currency translation. Revenue in the Tommy Hilfiger North America segment decreased 3%, as growth in the wholesale underwear business was more than offset by a 9% decline in comparable store sales, driven by continued weakness in traffic and consumer spending trends in Tommy Hilfiger’s United States stores located in international tourist locations. Tommy Hilfiger International segment revenue increased 12% (including a 2% negative foreign currency impact) driven principally by strong growth across Europe, including a 9% increase in comparable store sales, and the TH China acquisition, which was completed in April 2016.

•
The reduction of an aggregate of $150 million of revenue attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments. The decrease was primarily due to the 2015 business rationalization initiatives discussed in the section entitled “Operations Overview” above, partially offset by a 9% increase in comparable store sales in the Van Heusen business.

Revenue for the full year 2016 is currently projected to increase approximately 2% compared to 2015, inclusive of a negative impact of approximately 1% related to foreign currency translation. Revenue for the Calvin Klein business is currently expected to increase approximately 6% compared to 2015, inclusive of a negative impact of approximately 2% related to foreign currency translation. Revenue for the Tommy Hilfiger business is currently expected to increase approximately 4% compared to 2015, inclusive of a negative impact of approximately 1% related to foreign currency translation. Revenue for the Heritage Brands business is currently projected to decrease approximately 9% compared to 2015 principally due to the 2015 business rationalization initiatives discussed in the section entitled “Operations Overview” above that continued to impact the business in 2016.

Gross Profit

Gross profit on total revenue in the thirty-nine weeks ended October 30, 2016 was $3.232 billion, or 53.0% of total revenue, as compared to $3.089 billion, or 52.3% of total revenue in the thirty-nine week period of the prior year. The 70 basis point increase was principally driven by (i) a favorable mix of business due to revenue growth in our higher-margin Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-margin Heritage Brands business and (ii) the addition of TH China, which achieved a significantly higher gross margin than the average gross margin for our overall business. These increases were partially offset by the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold.

We currently expect that gross margin for the full year 2016 will increase as compared to 2015 due to (i) a favorable mix of business due to the expected revenue growth in our higher-margin Calvin Klein and Tommy Hilfiger businesses and revenue contraction in the lower-margin Heritage Brands business and (ii) the addition of TH China, which we estimate will continue to achieve a significantly higher gross margin than the average gross margin for our overall business. We currently expect that these gross margin increases will be partially offset by the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, as the increased local currency value of inventory results in higher cost of goods in local currency when the goods are sold.

Selling, General and Administrative Expenses

SG&A expenses in the thirty-nine weeks ended October 30, 2016 were $2.658 billion, or 43.6% of total revenue, as compared to $2.519 billion, or 42.6% of total revenue, in the thirty-nine week period of the prior year. The 100 basis point increase was principally attributable to (i) the costs incurred in connection with the TH China acquisition, primarily consisting of noncash charges related to valuation adjustments and amortization of short-lived assets, (ii) an unfavorable mix of business due to the revenue growth in our higher-expense Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-expense Heritage Brands business and (iii) an increase in expenses incurred related to marketing and investments associated with the recent Calvin Klein creative team leadership change. These increases were partially offset by (i) a reduction of costs incurred in connection with the Warnaco integration and related restructuring compared to the prior year period and (ii) the gain recorded in connection with a payment made to the Company to exit a Tommy Hilfiger retail flagship store in Europe.

We currently expect that SG&A expenses as a percentage of total revenue for the full year 2016 will increase from 2015 due to (i) the impact of an unfavorable mix of business due to the expected revenue growth in our higher-expense Calvin Klein and Tommy Hilfiger businesses and revenue contraction in our lower-expense Heritage Brands business, (ii) the costs of approximately $70 million expected to be incurred in connection with the acquisition of TH China, primarily consisting of noncash charges related to amortization of short-lived assets, and (iii) an increase in expenses incurred related to marketing and investments associated with the recent Calvin Klein creative team leadership change. Additionally, our expectation of 2016 SG&A expenses does not include the impact of an actuarial gain or loss associated with our retirement plans, while our 2015 SG&A expenses included a $20 million actuarial gain. These increases are expected to be partially offset by (i) lower costs expected to be incurred in 2016 as compared to 2015 in connection with the integration of Warnaco and the related restructuring and the discontinuation of several licensed product lines in the Heritage Brands dress furnishings business and (ii) the $18 million gain recorded in connection with a payment made to the Company to exit a Tommy Hilfiger retail flagship store in Europe. Our actual 2016 SG&A expenses may be significantly different than our projections because of expenses associated with our retirement plans, including any impact of planned lump-sum payments from our Pension Plans under a program introduced in September, which will result in a settlement of our benefit obligation in the fourth quarter of 2016 when the payments are made. Retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.

Debt Modification and Extinguishment Costs

We incurred costs totaling $16 million during the second quarter of 2016 in connection with the amendment of our senior secured credit facilities. Please see the section entitled “Liquidity and Capital Resources” below for a further discussion.

Other Noncash (Loss) Gain, Net

We recorded a pre-tax noncash gain of $153 million in the first quarter of 2016 to write-up our equity investment in TH China to fair value in connection with the acquisition of the 55% of the ownership interests in TH China that we did not already own. Such fair value was estimated based on the fair value of TH China and included an estimated discount for a lack of marketability. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

We recorded a pre-tax noncash loss of $77 million in the third quarter of 2016 in anticipation of the Mexico deconsolidation. The loss was measured as the difference between the estimated fair value of the 49% interest in PVH Mexico that the Company would acquire upon the formation of PVH Mexico, inclusive of an estimated discount for a lack of marketability, and the carrying value of the net assets of the Mexico subsidiary, including foreign currency translation adjustments recorded in AOCL. The loss will be remeasured in connection with the closing of the transaction in the fourth quarter and will be impacted by many factors subsequent to October 30, 2016, including, but not limited to, fluctuations in the Mexican peso exchange rate and changes to the Mexico subsidiary’s balance sheet, revenues and income. Please see Note 4, “Assets Held for Sale,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates in the thirty-nine weeks ended October 30, 2016 was $1 million as compared to $15 million in the thirty-nine week period of the prior year. These amounts relate to our share of income from our joint ventures for the Tommy Hilfiger brand in China (the 55% that we did not own was acquired on April 13, 2016), India and Brazil, for the Calvin Klein brand in India and for the Tommy Hilfiger, Calvin Klein and Van Heusen brands in Australia, as well as our share of income from our investments in Karl Lagerfeld and, beginning in the third quarter of 2016, in Gazal. The thirty-nine weeks ended October 30, 2016 included one-time expenses of $6 million recorded on our equity investment in TH China prior to the acquisition closing. In addition, the thirty-nine weeks ended November 1, 2015 included a one-time gain of $2 million on our equity investment in Karl Lagerfeld. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for a further discussion.

Interest Expense, Net

Net interest expense increased to $86 million in the thirty-nine weeks ended October 30, 2016 as compared to $85 million in the thirty-nine week period of the prior year as the positive impacts from debt repayments made during 2015 and the first nine months of 2016 and the amendment of our senior secured credit facilities in the second quarter of 2016 were more than offset by the negative impacts of the interest rate swap that commenced in February 2016 to convert a portion of our variable rate debt under our term loans to fixed rate debt and the issuance of €350 million of 3 5/8% senior notes in June 2016. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Net interest expense for the full year 2016 is currently expected to increase to approximately $117 million compared to $113 million in 2015, primarily due to the negative impacts of the interest rate swap that commenced in February 2016 to convert a portion of our variable rate debt under our term loans to fixed rate debt and the issuance of €350 million of 3 5/8% senior notes in June 2016, partially offset by the positive impacts from debt repayments made during 2015 and expected to be made in 2016 and the amendment of our senior secured credit facilities in the second quarter of 2016. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Income Taxes

The effective income tax rates for the thirty-nine weeks ended October 30, 2016 and November 1, 2015 were 18.4% and 12.2%, respectively.

The effective income tax rate for the thirty-nine weeks ended October 30, 2016 was lower than the United States statutory rate due to the benefit of overall lower tax rates in international jurisdictions where we file tax returns. Also contributing to the lower effective income tax rate for the thirty-nine weeks ended October 30, 2016 was the benefit of discrete items, including the lower tax rate applicable to the pre-tax gain recorded to write-up our existing equity investment in TH China to fair value. These benefits were partially offset by the unfavorable impact of the tax expense recorded on the assets held for sale in anticipation of the Mexico deconsolidation. We currently expect our full year 2016 effective income tax rate to be in a range of 18% to 18.5% due principally to the items noted above.
The effective income tax rate for the thirty-nine weeks ended November 1, 2015 was lower than the United States statutory rate principally due to the benefit of overall lower tax rates in international jurisdictions where we file tax returns and the benefit of discrete items, including the favorable impact on certain liabilities for uncertain tax positions from the expiration of applicable statutes of limitation.
Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

Redeemable Non-Controlling Interest

We have consolidated the results of PVH Ethiopia, in which we own a 75% interest, in our consolidated financial statements. The net loss attributable to the redeemable non-controlling interest was immaterial for the thirty-nine weeks ended October 30, 2016. We currently expect that the net loss attributable to the redeemable non-controlling interest for the full year 2016 will also be immaterial. Please refer to Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at October 30, 2016 was $662 million, an increase of $106 million from the amount at January 31, 2016 of $556 million. The increase included $390 million of net proceeds from the issuance of €350 million euro-denominated principal amount of 3 5/8% senior notes on June 20, 2016, partially offset by (i) a $158 million payment (net of cash acquired of $105 million) in connection with the TH China acquisition and (ii) $223 million of common stock repurchases under the stock repurchase program in 2016. The seasonality of our business may result in significant fluctuations in our cash balance between fiscal year-end and subsequent interim periods due to the timing of inventory purchases and peak sales periods. Cash flow for the full year 2016 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments and stock repurchases we make in 2016.

As of October 30, 2016, approximately $544 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on applicable United States tax rates, net of foreign taxes already paid.

Operations

Cash provided by operating activities was $576 million in the thirty-nine weeks ended October 30, 2016 compared to $388 million in the thirty-nine weeks ended November 1, 2015. The increase in cash provided by operating activities was primarily driven by changes in working capital, including a significant decrease in our inventory levels.

We made contributions of $7 million to our defined benefit pension plans in the thirty-nine weeks ended October 30, 2016 and expect to make additional contributions of $93 million during the remainder of 2016. Our actual contributions may differ from planned contributions due to many factors including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended October 30, 2016 were $163 million compared to $169 million in the thirty-nine weeks ended November 1, 2015. We currently expect that capital expenditures for the full year 2016 will be approximately $275 million. Capital expenditures in 2016 primarily include investments in new stores and store expansions, as well as continued investments in operations and infrastructure, including system improvements.

Investments in Unconsolidated Affiliates

In 2013, we formed with Gazal a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”), in which we own a 50% economic interest. The joint venture has licensed from one of our subsidiaries since the first quarter of 2014 the rights to distribute and sell certain Calvin Klein brand products in Australia, New Zealand and other island nations in the South Pacific. As part of the transaction, we contributed to PVH Australia our subsidiaries that were operating the Calvin Klein Jeans businesses in Australia and New Zealand. During the first quarter of 2015, we completed a transaction in which the Tommy Hilfiger and Van Heusen trademarks in Australia were licensed for certain product categories to subsidiaries of PVH Australia for use in Australia, New Zealand and, in the case of Tommy Hilfiger, other island nations in the South Pacific. The Tommy Hilfiger trademarks had previously been licensed to a third party and the Van Heusen trademarks had previously been licensed to Gazal. Additionally, subsidiaries of PVH Australia license other trademarks for certain product categories. We made payments of $21 million (of which $20 million was placed into an escrow account prior to the end of 2014), to PVH Australia during the thirty-nine weeks ended November 1, 2015 representing our 50% share of the joint venture funding for the period.

During the third quarter of 2016, we acquired approximately 10% of Gazal’s outstanding capital stock, which is listed on the Australian Securities Exchange, for $9 million.

In 2013, we acquired a 51% economic interest in a Calvin Klein joint venture in India that has since been renamed Calvin Klein Arvind Fashion Private Limited (“CK India”). CK India licenses from one of our subsidiaries the rights to the Calvin Klein trademarks in India for certain product categories. During the first quarter of 2014, Arvind Limited (“Arvind”) purchased our prior joint venture partners’ shares in CK India and, as a result of the entry into a shareholder agreement with different governing arrangements between us and Arvind, we are no longer deemed to hold a controlling interest in the joint venture. CK India was deconsolidated as a result and we began reporting our 51% interest as an equity method investment in the first quarter of 2014. We made payments of $2 million and $4 million to CK India during the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively, to contribute our 51% share of the joint venture funding for the periods.

In 2012, we formed a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”), in Brazil, in which we own a 40% economic interest. TH Brazil licenses from one of our subsidiaries the rights to the Tommy Hilfiger trademarks in Brazil for certain product categories. We made payments of $2 million to TH Brazil in each of the thirty-nine weeks ended October 30, 2016 and November 1, 2015 to contribute our 40% share of the joint venture funding for the periods.

During the third quarter of 2016, we issued a note receivable due April 2, 2017 to TH Brazil for $12 million. As of
October 30, 2016, the interest rate on the note was 14.00% and the outstanding balance, including accrued interest, was $13 million.

Acquisition of TH China

We acquired on April 13, 2016 the 55% of the ownership interests in TH China that we did not already own. Prior to April 13, 2016, we owned a 45% interest in TH China and accounted for it under the equity method of accounting. We paid $158 million, net of cash acquired of $105 million, as cash consideration for this transaction. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

Tommy Hilfiger India Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited. We are required to make annual contingent purchase price payments based on a percentage of sales of Tommy Hilfiger products in India in excess of an agreed upon threshold during each of six consecutive 12-month periods. Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one-year period. The estimated fair value of future contingent purchase price payments was $2 million as of

October 30, 2016. We made contingent purchase price payments of approximately $1 million during each of the thirty-nine weeks ended October 30, 2016 and November 1, 2015.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein in 2003, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the Calvin Klein brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $36 million and $34 million in the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively. Based upon current exchange rates, we currently expect that such payments will be $53 million for the full year 2016.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $12 million in each of the thirty-nine weeks ended October 30, 2016 and November 1, 2015. No further common stock dividends are scheduled to be declared in 2016.

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

During the thirty-nine weeks ended October 30, 2016 and November 1, 2015, we purchased 2.3 million shares and 0.7 million shares, respectively, of our common stock in open market transactions for $226 million, of which $3 million was accrued for in the Consolidated Balance Sheet as of October 30, 2016, and $75 million, respectively. We have purchased 3.6 million shares for $352 million under the program since inception. The repurchased shares were held as treasury stock and $148 million of the authorization remained available for future share repurchases as of October 30, 2016.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of vested restricted stock, restricted stock units and performance share units to satisfy tax withholding requirements.

Sale of Assets

One of our European subsidiaries sold a building in Amsterdam, the Netherlands in the second quarter of 2016 for proceeds of €15 million (approximately $17 million based on the exchange rate in effect on that date).
Financing Arrangements

Our capital structure was as follows:

(in millions)	October 30, 2016	January 31, 2016	November 1, 2015
Short-term borrowings	$21	$26	$28
Current portion of long-term debt	—	137	124
Capital lease obligations	18	15	17
Long-term debt	3,303	3,032	3,191
Stockholders’ equity	4,794	4,552	4,546

In addition, we had $662 million, $556 million and $370 million of cash and cash equivalents as of October 30, 2016, January 31, 2016 and November 1, 2015, respectively.

Short-Term Borrowings

One of our Asian subsidiaries has yen-denominated short-term lines of credit and overdraft facilities with a number of Japanese banks at various interest rates that provide for borrowings of up to ¥2.200 billion (approximately $21 million based on exchange rates in effect on October 30, 2016) and are utilized primarily to fund working capital needs. As of October 30, 2016, we had $19 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at October 30, 2016 was 0.44%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended October 30, 2016 was $19 million.

One of our Asian subsidiaries has a won-denominated overdraft facility with a South Korean bank that provides for borrowings of up to ₩3.500 billion (approximately $3 million based on exchange rates in effect on October 30, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured and bear interest at the South Korean bank three-month certificate of deposit rate plus 1.50%. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended October 30, 2016.

One of our Asian subsidiaries has a United States dollar-denominated short-term revolving credit facility with a bank that provides for borrowings of up to $10 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the one-month London interbank borrowing rate (“LIBOR”) plus 1.50%. At the end of each month, amounts outstanding under this facility may be carried forward for additional one-month periods for up to one year. This facility is subject to certain terms and conditions and may be terminated at any time at the discretion of the bank. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended October 30, 2016.

One of our European subsidiaries has euro-denominated short-term revolving notes with a number of banks at various interest rates, as well as overdraft facilities, that provide for borrowings of up to €60 million (approximately $66 million based on exchange rates in effect on October 30, 2016) and are utilized primarily to fund working capital needs. There were no borrowings outstanding under these facilities as of or during the thirty-nine weeks ended October 30, 2016.

One of our European subsidiaries has a United States dollar-denominated short-term line of credit facility with a bank that provides for borrowings of up to $3 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at 13.50%. There were no borrowings outstanding under this facility as of or during the thirty-nine weeks ended October 30, 2016.

One of our European subsidiaries has a United States dollar-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to $4 million and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 3.00%. As of October 30, 2016, we had $2 million of borrowings outstanding under this facility. The weighted average interest rate on the funds borrowed at October 30, 2016 was 14.25%. The maximum amount of borrowings outstanding during the thirty-nine weeks ended October 30, 2016 was $3 million.

One of our European subsidiaries has a Turkish lira-denominated short-term line of credit facility with a Turkish bank that provides for borrowings of up to lira 3 million (approximately $1 million based on exchange rates in effect on October 30, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility bear interest at the Turkish overnight lending rate plus 4.00%. As of October 30, 2016, we had no borrowings outstanding under this facility. The maximum amount of borrowings outstanding during the thirty-nine weeks ended October 30, 2016 was $1 million.

One of our Latin American subsidiaries has a Brazilian real-denominated short-term revolving credit facility with a Brazilian bank that provides for borrowings of up to R$25 million (approximately $8 million based on exchange rates in effect on October 30, 2016) and is utilized primarily to fund working capital needs. Borrowings under this facility are unsecured. There were no borrowings outstanding as of or during the thirty-nine weeks ended October 30, 2016.

We also have the ability to draw revolving borrowings under our senior secured credit facilities as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. As of October 30, 2016, we had no borrowings outstanding under these facilities. The maximum amount of revolving borrowings outstanding under these facilities during the thirty-nine weeks ended October 30, 2016 was $15 million.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $5 million and $6 million during the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively.

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

2016 Senior Secured Credit Facilities

On May 19, 2016 (the “Amendment Date”), we entered into an amendment (the “Amendment”) to the 2014 facilities (as amended by the Amendment, the “2016 facilities”). Among other things, the Amendment provided for us to borrow an additional $582 million principal amount of loans under the Term Loan A facility, which was increased by $582 million, the repayment of all outstanding loans under the Term Loan B facility with the proceeds of the additional loans under the Term Loan A facility, and the termination of the Term Loan B facility. In addition, the Amendment extended the maturity of the Term Loan A and the revolving credit facilities from February 13, 2019 to May 19, 2021.

The 2016 facilities consist of a $2.347 billion United States dollar-denominated Term Loan A facility and the senior secured revolving credit facilities consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million euro-denominated revolving credit facility available in euro, pounds sterling, Japanese yen or Swiss francs. In connection with entering into the Amendment, we paid debt issuance costs of $11 million (of which $5 million was expensed as debt modification costs and $6 million is being amortized over the term of the related debt agreement) and recorded debt extinguishment costs of $11 million to write-off previously capitalized debt issuance costs.

The revolving credit facilities also include amounts available for letters of credit. As of October 30, 2016, we had $23 million of outstanding letters of credit. There were no borrowings outstanding under the revolving credit facilities. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1.350 billion plus (y) the aggregate amount of all voluntary prepayments of loans under the Term Loan A and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2016 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2016 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

The terms of the Term Loan A facility require us to make quarterly repayments of amounts outstanding under the 2016 facilities, which commenced with the calendar quarter ended June 30, 2016. Such amounts equal 5.00% per annum of the principal amount outstanding on the Amendment Date for the first eight calendar quarters following the Amendment Date, 7.50% per annum of the principal amount for the four calendar quarters thereafter and 10.00% per annum of the principal amount for the remaining calendar quarters, in each case paid in equal installments and in each case subject to certain customary adjustments, with the balance due on the maturity date of the Term Loan A facility.

We made payments of $251 million and $200 million during the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively, on our term loans under the 2016 and 2014 facilities. As a result of the voluntary repayments we made, as of October 30, 2016, we had satisfied our mandatory long-term debt repayment requirements for the next twelve months. We had term loans outstanding of $2.138 billion, net of original issue discounts and debt issuance costs, as of October 30, 2016.

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

During the second quarter of 2014, we entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $683 million of our variable rate debt obligation under the 2014 facilities or any replacement facility with similar terms, including the 2016 facilities, to fixed rate debt. Such agreement remains outstanding with a notional amount of $1.068 billion as of October 30, 2016, and is now converting a portion of our variable rate debt obligation under the 2016 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

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

3 5/8% Euro Senior Notes Due 2024

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

As of October 30, 2016, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of October 30, 2016, our corporate credit was rated Ba1 by Moody’s with a stable outlook and our issuer credit was rated BB+ by Standard & Poor’s with a stable outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please refer to Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2016. During the thirty-nine weeks ended October 30, 2016, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 31, 2016.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of October 30, 2016 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange and foreign currency option contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of October 30, 2016. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at October 30, 2016, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $700,000 annually. Borrowings under our 2016 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of October 30, 2016, after taking into account the effect of our interest rate swap agreements that were in effect at such date, approximately 65% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our debt position at October 30, 2016, the effect of a 10 basis point change in interest rates on our interest expense would be approximately $1 million annually. Please refer to “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for a further discussion of our credit facilities and interest rate swap agreements.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our financial results, as our operating results in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, the impact of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar, the Mexican peso, the Indian rupee, the Russian ruble and the Chinese yuan renminbi, will have a negative impact on our reported results of operations. To hedge against a portion of this exposure, we entered into several foreign currency option contracts during 2016. These contracts represent our purchase of euro put/United States dollar call options. The changes in the fair value of these foreign currency option contracts are recognized immediately in earnings. This mitigates the effect of a strengthening United States dollar against the euro on the reporting of our euro-denominated operating results. Absent material changes in the fair value of these foreign currency option contracts, we expect reductions in revenue and net income in 2016 due to the foreign exchange translation impact of approximately $80 million and $25 million, respectively, based on current exchange rates.

The transaction impact on financial results is common for apparel companies operating outside the United States that purchase goods in United States dollars, as is the case with most of our foreign operations. As with translation, during times of a strengthening United States dollar, our results of operations will be negatively impacted from these transactions as the increased local currency value of inventory results in higher cost of goods sold in local currency when the goods are sold. We also have exposure to changes in foreign currency exchange rates related to certain intercompany transactions. We currently use and plan to continue to use foreign currency forward exchange contracts or other derivative instruments to mitigate the cash flow or market value risks associated with these inventory and intercompany transactions, but we are unable to entirely eliminate these risks. We expect a reduction in net income in 2016 due to the foreign exchange transaction impact of approximately $110 million, based on current exchange rates.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of October 30, 2016.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2016 -
August 28, 2016	104,827	$101.14	104,164	$234,109,584
August 29, 2016 -
October 2, 2016	490,060	107.94	490,000	181,216,621
October 3, 2016 -
October 30, 2016	301,147	110.94	299,800	147,956,568
Total	896,034	$108.15	893,964	$147,956,568

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

(2) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2016 principally in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

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

PVH CORP.
Registrant

Dated:	December 6, 2016	/s/ JAMES W. HOLMES
James W. Holmes
Senior Vice President and Controller (Principal Accounting Officer)

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