Form 10-Q
period 2017-04-30
PVH CORP. /DE/
filed 2017-06-05
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	April 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of May 30, 2017 was 77,845,986.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy, and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors and other factors; (iv) our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions; (v) quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed); (vi) the availability and cost of raw materials; (vii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (viii) changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political and labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (ix) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (x) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the disposal of the net assets of a divested entity; (xi) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xii) significant fluctuations of the United States dollar against foreign currencies in which we transact significant levels of business; (xiii) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year; and (xiv) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended
	April 30,	May 1,
	2017	2016
Net sales	$1,875.0	$1,817.7
Royalty revenue	87.3	77.1
Advertising and other revenue	26.7	23.0
Total revenue	1,989.0	1,917.8
Cost of goods sold (exclusive of depreciation and amortization)	908.2	910.9
Gross profit	1,080.8	1,006.9
Selling, general and administrative expenses	968.0	865.2
Gain to write-up equity investment in joint venture to fair value	—	153.1
Equity in net income (loss) of unconsolidated affiliates	0.4	(0.2)
Income before interest and taxes	113.2	294.6
Interest expense	30.4	29.9
Interest income	1.7	0.9
Income before taxes	84.5	265.6
Income tax expense	14.4	34.0
Net income	70.1	231.6
Less: Net loss attributable to redeemable non-controlling interest	(0.3)	—
Net income attributable to PVH Corp.	$70.4	$231.6
Basic net income per common share attributable to PVH Corp.	$0.90	$2.85
Diluted net income per common share attributable to PVH Corp.	$0.89	$2.83
Dividends declared per common share	$0.0750	$0.0750

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended
	April 30,	May 1,
	2017	2016

Net income	$70.1	$231.6
Other comprehensive income (loss):
Foreign currency translation adjustments	76.3	184.2
Net unrealized and realized loss related to effective cash flow hedges, net of tax expense (benefit) of $2.5 and $(5.9)	(11.6)	(54.9)
Net loss on net investment hedge, net of tax benefit of $3.3 in the first quarter of 2017	(5.3)	—
Total other comprehensive income	59.4	129.3
Comprehensive income	129.5	360.9
Less: Comprehensive loss attributable to redeemable non-controlling interest	(0.3)	—
Comprehensive income attributable to PVH Corp.	$129.8	$360.9

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	April 30,	January 29,	May 1,
	2017	2017	2016
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$490.9	$730.1	$365.1
Trade receivables, net of allowances for doubtful accounts of $17.7, $15.0 and $21.1	688.1	616.0	661.5
Other receivables	24.4	25.4	22.8
Inventories, net	1,253.8	1,317.9	1,281.4
Prepaid expenses	150.1	133.2	154.5
Other	47.9	57.0	42.9
Total Current Assets	2,655.2	2,879.6	2,528.2
Property, Plant and Equipment, net	751.6	759.9	749.9
Goodwill	3,545.4	3,469.9	3,572.3
Tradenames	2,803.4	2,783.4	2,841.2
Other Intangibles, net	814.6	826.6	967.5
Other Assets, including deferred taxes of $17.2, $17.4 and $17.1	342.1	348.5	226.0
Total Assets	$10,912.3	$11,067.9	$10,885.1

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$546.7	$682.6	$497.7
Accrued expenses	760.8	832.4	706.2
Deferred revenue	28.2	30.7	23.3
Short-term borrowings	42.5	19.1	41.0
Current portion of long-term debt	—	—	126.7
Total Current Liabilities	1,378.2	1,564.8	1,394.9
Long-Term Debt	3,157.1	3,197.3	2,991.6
Other Liabilities, including deferred taxes of $846.8, $877.7 and $880.1	1,498.6	1,499.3	1,636.3
Redeemable Non-Controlling Interest	3.4	2.0	—
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 84,070,992; 83,923,184 and 83,665,468 shares issued	84.1	83.9	83.6
Additional paid in capital - common stock	2,878.0	2,866.2	2,832.9
Retained earnings	3,161.7	3,098.0	2,786.6
Accumulated other comprehensive loss	(651.4)	(710.8)	(574.9)
Less: 6,052,199; 5,371,660 and 2,680,402 shares of common stock held in treasury, at cost	(597.4)	(532.8)	(265.9)
Total Stockholders’ Equity	4,875.0	4,804.5	4,862.3
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$10,912.3	$11,067.9	$10,885.1

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirteen Weeks Ended
	April 30,	May 1,
	2017	2016
OPERATING ACTIVITIES
Net income	$70.1	$231.6
Adjustments to reconcile to net cash (used) provided by operating activities:
Depreciation and amortization	77.2	70.6
Equity in net (income) loss of unconsolidated affiliates	(0.4)	0.2
Deferred taxes	(34.2)	0.5
Stock-based compensation expense	8.7	10.3
Settlement loss on retirement plans	9.4	—
Gain to write-up equity investment in joint venture to fair value	—	(153.1)
Changes in operating assets and liabilities:
Trade receivables, net	(67.7)	12.7
Inventories, net	72.6	90.1
Accounts payable, accrued expenses and deferred revenue	(197.9)	(174.0)
Prepaid expenses	(15.7)	2.6
Other, net	33.0	17.8
Net cash (used) provided by operating activities	(44.9)	109.3
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(28.1)	(158.0)
Purchase of property, plant and equipment	(68.4)	(45.9)
Contingent purchase price payments	(12.5)	(12.8)
Investments in unconsolidated affiliates	(1.2)	(1.5)
Payment received on advance to unconsolidated affiliate	6.3	—
Net cash used by investing activities	(103.9)	(218.2)
FINANCING ACTIVITIES(1)
Net proceeds from short-term borrowings	23.4	15.1
Repayment of 2016/2014 facilities	(50.0)	(51.9)
Net proceeds from settlement of awards under stock plans	2.3	0.8
Cash dividends	(5.9)	(6.2)
Acquisition of treasury shares	(64.6)	(53.0)
Payments of capital lease obligations	(1.2)	(2.0)
Contributions from non-controlling interest	1.7	—
Net cash used by financing activities	(94.3)	(97.2)
Effect of exchange rate changes on cash and cash equivalents	3.9	14.8
Decrease in cash and cash equivalents	(239.2)	(191.3)
Cash and cash equivalents at beginning of period	730.1	556.4
Cash and cash equivalents at end of period	$490.9	$365.1

(1) See Note 17 for information on Noncash Investing and Financing Transactions.

See accompanying notes.

PVH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

PVH Corp. and its consolidated subsidiaries (collectively, the “Company”) constitute a global apparel company whose brand portfolio consists of nationally and internationally recognized brand names, including CALVIN KLEIN, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s, Olga and, as of March 30, 2017, True&Co., which are owned, and Speedo, which is licensed, as well as various other owned, licensed and private label brands. The Company designs and markets branded dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swim products, handbags, accessories, footwear and other related products and licenses its owned brands over a broad range of products. References to the aforementioned and other brand names are to registered and common law trademarks owned by the Company or licensed to the Company by third parties and are identified by italicizing the brand name.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not contain all disclosures required by accounting principles generally accepted in the United States for complete financial statements. Reference is made to the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2017.

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

The results of operations for the thirteen weeks ended April 30, 2017 and May 1, 2016 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

The Company records warehousing and distribution expenses as a component of selling, general and administrative expenses in its Consolidated Income Statements. Warehousing and distribution expenses, which are subject to exchange rate fluctuations, totaled $60.8 million and $58.3 million in the thirteen weeks ended April 30, 2017 and May 1, 2016, respectively, excluding costs related to the consolidation of the Company’s warehouse and distribution network in North America incurred in the thirteen weeks ended April 30, 2017.

Certain reclassifications have been made to the consolidated financial statements for the prior year periods to present that information on a basis consistent with the current year.

2. INVENTORIES

Inventories are comprised principally of finished goods and are stated at the lower of cost or net realizable value. Cost for principally all wholesale inventories in North America and certain wholesale and retail inventories in Asia and Latin America is determined using the first-in, first-out method. Cost for all other inventories is determined using the weighted average cost method. The Company reviews current business trends, inventory aging and discontinued merchandise categories to determine adjustments that it estimates will be needed to liquidate existing clearance inventories and record inventories at the lower of cost or net realizable value.

3. ACQUISITIONS

Acquisition of True & Co.

The Company acquired on March 30, 2017 True & Co., a direct-to-consumer intimate apparel digital commerce retailer. This acquisition enables the Company to participate further in the fast-growing online channel and provides a platform to increase innovation, data-driven decisions and speed in the way it serves its consumers across its channels of distribution.

The acquisition date fair value of the consideration paid was $28.5 million. The estimated fair value of assets acquired and liabilities assumed included net assets of $0.8 million (including $0.4 million of cash acquired) and $27.7 million of goodwill. The goodwill of $27.7 million was assigned as of the acquisition date to the Company’s Calvin Klein North America, Calvin Klein International and Heritage Brands Wholesale segments in the amounts of $7.2 million, $6.3 million and $14.2 million, respectively, which are the Company’s reporting units that are expected to benefit from the synergies of the combination. For those reporting units that had not been assigned any of the assets acquired or liabilities assumed in the acquisition, the amount of goodwill assigned was determined by calculating the estimated fair value of such reporting units before the acquisition and their estimated fair values after the acquisition. Goodwill is not expected to be deductible for tax purposes. The Company is still in the process of finalizing the valuation of the assets acquired and liabilities assumed; thus, the allocation of the acquisition consideration is subject to change.

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

The acquisition date fair value of the consideration for the 55% interest that the Company did not already own was $265.8 million, consisting of $263.0 million paid in cash and the elimination of a $2.8 million pre-acquisition receivable owed to the Company by TH China. Together with the fair value of the Company’s 45% interest, the total fair value of TH China was $471.4 million. The estimated fair value of assets acquired and liabilities assumed included net assets of $102.2 million (including $105.3 million of cash acquired), $110.6 million of other intangible assets and $258.6 million of goodwill. The goodwill of $258.6 million was assigned to the Company’s Tommy Hilfiger International segment. Goodwill is not expected to be deductible for tax purposes. The other intangible assets of $110.6 million included reacquired license rights of $72.0 million, order backlog of $26.2 million and customer relationships of $12.4 million. The Company finalized the purchase price allocation during the fourth quarter of 2016.

4. ASSETS HELD FOR SALE

During 2015, one of the Company’s European subsidiaries entered into an agreement to sell a building in Amsterdam, the Netherlands. The Company classified the building as held for sale in the fourth quarter of 2015 and ceased recording depreciation on the building at that time. The building had a carrying value of $15.3 million as of May 1, 2016, which was determined to be lower than the fair value, less costs to sell, and was included in other current assets in the Calvin Klein International segment. The Company completed the sale of the building in the second quarter of 2016.

5. REDEEMABLE NON-CONTROLLING INTEREST

During the second quarter of 2016, the Company and Arvind formed PVH Ethiopia, in which the Company owns a 75% interest. The Company has consolidated the joint venture in its consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that produces finished products for the Company for distribution primarily in the United States. The manufacturing facility began operations in the first half of 2017.

The shareholders agreement governing the joint venture (the “Shareholders Agreement”) contains a put option under which Arvind can require the Company to purchase all of its shares in the joint venture during various future periods as specified in the Shareholders Agreement. The first such period immediately precedes the ninth anniversary of the date of incorporation of PVH Ethiopia. The Shareholders Agreement also contains call options under which the Company can require Arvind to sell to the Company (i) all or a portion of its shares during various future periods as specified in the Shareholders Agreement; (ii) all of its shares in the event of a change of control of Arvind; or (iii) all of its shares in the event that Arvind ceases to hold at least ten percent of the outstanding shares. The Company’s first call option referred to in clause (i) immediately follows the fifth anniversary of the date of incorporation of PVH Ethiopia. The put and call prices are the fair market value of the shares on the redemption date based upon a multiple of the joint venture’s earnings before interest, taxes, depreciation and amortization for the prior 12 months, less the joint venture’s net debt.

The fair value of the redeemable non-controlling interest (“RNCI”) as of the date of formation of the joint venture was $0.1 million. The carrying amount of the RNCI is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value adjusted for the minority shareholder’s share of net income or loss. Any adjustment to the redemption amount of the RNCI is determined after attribution of net income of the RNCI and will be recognized immediately in retained earnings of the Company, since it is probable that the RNCI will become redeemable in the future based on the passage of time. The carrying amount of the RNCI, which is also its fair value, increased to $3.4 million as of April 30, 2017 from $2.0 million as of January 29, 2017, principally attributable to additional contributions of $1.7 million made by Arvind during the first quarter of 2017 for its proportionate share of the joint venture funding.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Karl Lagerfeld
The Company owns an economic interest of approximately 8% in the parent company of the Karl Lagerfeld brand (“Karl Lagerfeld”). The Company has significant influence with respect to this investment, which is being accounted for under the equity method of accounting.
PVH Australia
The Company owns a 50% economic interest in a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”). PVH Australia licenses from subsidiaries of the Company the rights to distribute and sell certain CALVIN KLEIN, Tommy Hilfiger and Van Heusen brand products in Australia, New Zealand and, in the cases of CALVIN KLEIN and Tommy Hilfiger, other island nations in the South Pacific. Additionally, subsidiaries of PVH Australia license other trademarks for certain product categories. This investment is being accounted for under the equity method of accounting.

The Company received a $1.5 million dividend from PVH Australia during the first quarter of 2017.

Gazal

The Company acquired approximately 10% of the outstanding capital stock of Gazal Corporation Limited (“Gazal”), which is listed on the Australian Securities Exchange, during the third quarter of 2016 for approximately $9.2 million. The Company has significant influence with respect to this investment, which is being accounted for under the equity method of accounting. Gazal is also the Company’s joint venture partner in PVH Australia.

CK India

The Company owns a 51% economic interest in a joint venture, Calvin Klein Arvind Fashion Private Limited (“CK India”). CK India licenses from a subsidiary of the Company the rights to the CALVIN KLEIN trademarks in India for certain product categories. The Company is not deemed to hold a controlling interest in the joint venture. This investment is being accounted for under the equity method of accounting.

TH Brazil

The Company owns a 40% economic interest in a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”). TH Brazil licenses from a subsidiary of the Company the rights to the Tommy Hilfiger trademarks in Brazil for certain product categories. This investment is being accounted for under the equity method of accounting.

The Company made a payment of $1.5 million to TH Brazil during the first quarter of 2016 to contribute its 40% share of the joint venture funding for the period.

The Company issued a note receivable due April 2, 2017 to TH Brazil during the third quarter of 2016 for $12.5 million, of which $6.2 million was repaid in the fourth quarter of 2016 and the remaining balance, including accrued interest, was repaid in the first quarter of 2017.

TH India

The Company owns a 50% economic interest in a joint venture, Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India licenses from a subsidiary of the Company the rights to the Tommy Hilfiger trademarks in India for certain product categories. This investment is being accounted for under the equity method of accounting. Arvind, the Company’s joint venture partner in PVH Ethiopia and in CK India, is also the Company’s joint venture partner in TH India.

The Company made a payment of $1.2 million to TH India during the first quarter of 2017 to contribute its 50% share of the joint venture funding for the period.

PVH Mexico

The Company and Grupo Axo, S.A.P.I. de C.V. (“Grupo Axo”) formed a joint venture (“PVH Mexico”) in the fourth quarter of 2016, in which the Company owns a 49% economic interest. PVH Mexico licenses from certain wholly owned subsidiaries of the Company the rights to distribute and sell certain CALVIN KLEIN, Tommy Hilfiger, Warner’s, Olga and Speedo brand products in Mexico. PVH Mexico was formed by merging the Company’s wholly owned subsidiary that principally operated and managed the Calvin Klein business in Mexico (the “Mexico business”) with a wholly owned subsidiary of Grupo Axo that distributes certain Tommy Hilfiger brand products in Mexico. In connection with the formation of PVH Mexico, the Company deconsolidated the Mexico business and began accounting for its 49% interest under the equity method of accounting in the fourth quarter of 2016.

Total Investments in Unconsolidated Affiliates

Included in other assets in the Company’s Consolidated Balance Sheets as of April 30, 2017, January 29, 2017 and May 1, 2016 was $182.0 million, $180.0 million (of which $7.0 million was related to the note receivable, including accrued interest, due from TH Brazil) and $95.9 million, respectively, related to these investments in unconsolidated affiliates.

7. GOODWILL

The changes in the carrying amount of goodwill for the thirteen weeks ended April 30, 2017, by segment (please see Note 18, “Segment Data,” for a further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of January 29, 2017
Goodwill, gross	$739.4	$864.5	$204.4	$1,425.8	$235.8	$11.9	$3,481.8
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	739.4	864.5	204.4	1,425.8	235.8	—	3,469.9
Contingent purchase price payments to Mr. Calvin Klein	7.8	5.4	—	—	—	—	13.2
True & Co. acquisition	7.2	6.3	—	—	14.2	—	27.7
Currency translation and other	(0.7)	6.9	—	28.4	—	—	34.6
Balance as of April 30, 2017
Goodwill, gross	753.7	883.1	204.4	1,454.2	250.0	11.9	3,557.3
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$753.7	$883.1	$204.4	$1,454.2	$250.0	$—	$3,545.4

The goodwill acquired in the True & Co. acquisition was assigned as of the acquisition date to the Company’s reporting units that are expected to benefit from the synergies of the combination. For those reporting units that had not been assigned any of the assets acquired or liabilities assumed in the acquisition, the amount of goodwill assigned was determined by calculating the estimated fair value of such reporting units before the acquisition and their estimated fair values after the acquisition.

The Company is required to make contingent purchase price payments to Mr. Calvin Klein in connection with the Company’s acquisition of all of the issued and outstanding stock of Calvin Klein, Inc. and certain affiliated companies (collectively, “Calvin Klein”). Such payments are based on 1.15% of total worldwide net sales, as defined in the acquisition agreement (as amended), of products bearing any of the CALVIN KLEIN brands and are required to be made with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by the Company and its licensees and other partners to retailers.

8. RETIREMENT AND BENEFIT PLANS

The Company has five qualified defined benefit pension plans as of April 30, 2017 covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five noncontributory plans as its “Pension Plans.”

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

The Company also provides certain postretirement health care and life insurance benefits to certain retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. As a result of the Company’s acquisition of The Warnaco Group, Inc. (“Warnaco”), the Company also provides certain postretirement health care and life insurance benefits to certain Warnaco retirees resident in the United States. Retirees contribute to the cost of this plan, which is unfunded. Both of the Company’s postretirement health care and life insurance benefit plans are frozen. The Company refers to these two plans as its “Postretirement Plans.”

Net benefit cost was recognized in selling, general and administrative expenses in the Company’s Consolidated Income Statements as follows:

	Pension Plans		SERP Plans
	Thirteen Weeks Ended		Thirteen Weeks Ended
(In millions)	4/30/17	5/1/16	4/30/17	5/1/16

Service cost, including plan expenses	$6.9	$6.5	$1.2	$1.3
Interest cost	6.4	7.5	1.0	1.0
Expected return on plan assets	(9.7)	(9.0)	—	—
Loss on settlement	9.4	—	—	—
Total	$13.0	$5.0	$2.2	$2.3

Net benefit cost related to the Company’s Postretirement Plans was immaterial for the thirteen weeks ended April 30, 2017 and May 1, 2016.

Currently, the Company does not expect to make any material contributions to the Pension Plans in 2017. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

During the first quarter of 2017, the Company completed the purchase of a group annuity using assets from the Pension Plans. Under the group annuity, the accrued pension obligations for approximately 4,000 select retiree participants who have deferred vested benefits under the Pension Plans were transferred to an insurer. As a result, the Company recognized a loss of $9.4 million, which was recorded in selling, general and administrative expenses in the Company’s Consolidated Income Statement for the thirteen weeks ended April 30, 2017. The amount of the pension benefit obligation settled was $65.3 million.

9. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under its senior secured credit facilities, as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. As of April 30, 2017, the Company had $20.8 million of borrowings outstanding under these facilities. The weighted average interest rate on the funds borrowed as of April 30, 2017 was 4.39%. The maximum amount of revolving borrowings outstanding under these facilities during the thirteen weeks ended April 30, 2017 was $33.6 million.

Additionally, the Company has the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $92.4 million based on exchange rates in effect on April 30, 2017 and are utilized primarily to fund working capital needs. As of April 30, 2017, the Company had $21.7 million outstanding under these facilities. The weighted average interest rate on the funds borrowed as of April 30, 2017 was approximately 2.50%. The maximum amount of borrowings outstanding under these facilities during the thirteen weeks ended April 30, 2017 was $23.5 million.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	4/30/17	1/29/17	5/1/16

Senior secured Term Loan A facility due 2021	$1,990.5	$2,039.9	$1,758.3
Senior secured Term Loan B facility	—	—	571.4
4 1/2% senior unsecured notes due 2022	690.8	690.4	689.2
7 3/4% debentures due 2023	99.5	99.5	99.4
3 5/8% senior unsecured euro notes due 2024	376.3	367.5	—
Total	3,157.1	3,197.3	3,118.3
Less: Current portion of long-term debt	—	—	126.7
Long-term debt	$3,157.1	$3,197.3	$2,991.6

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of April 30, 2017, January 29, 2017 and May 1, 2016.

As of April 30, 2017, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
Fiscal Year	Amount
Remainder of 2017	$—
2018	18.7
2019	220.1
2020	234.7
2021	1,525.8
2022	700.0

Total debt repayments for the next five years exceed the carrying amount of the Company’s Term Loan A facility and 4 1/2% senior unsecured notes due 2022 as of April 30, 2017 because the carrying amounts reflect the unamortized portions of debt issuance costs and the original issue discounts.

As of April 30, 2017, after taking into account the effect of the Company’s interest rate swap agreement discussed in the section below entitled “2016 Senior Secured Credit Facilities,” which was in effect as of such date, approximately 65% of the Company’s long-term debt had a fixed interest rate, with the remainder at variable interest rates.

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

The revolving credit facilities also include amounts available for letters of credit. As of April 30, 2017, the Company had $20.8 million of outstanding revolving credit borrowings and $22.6 million of outstanding letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, the Company may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1,350.0 million plus (y) the aggregate amount of all voluntary prepayments of loans under the Term Loan A and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of the Company’s senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2016 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2016 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

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

The Company made payments of $50.0 million and $51.9 million during the thirteen weeks ended April 30, 2017 and May 1, 2016, respectively, on its term loans under the 2016 and 2014 facilities. As a result of the voluntary repayments made by the Company, as of April 30, 2017, the Company is not required to make a long-term debt repayment until December 2018.

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

During the second quarter of 2014, the Company entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $682.6 million of the Company’s variable rate debt obligation under the 2014 facilities or any replacement facility with similar terms, including the 2016 facilities, to fixed rate debt. Such agreement remains outstanding with a notional amount of $849.4 million as of April 30, 2017, and is now converting a portion of the Company’s variable rate debt obligation under the 2016 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and the Company will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

During the second quarter of 2013, the Company entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1,228.8 million of the Company’s variable rate debt obligation to fixed rate debt and applied to debt incurred under its then outstanding facilities and, subsequently, to the 2014 facilities and the 2016 facilities. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR was eliminated and the Company paid a fixed rate of 0.604%, plus the current applicable margin. The agreement expired on August 17, 2016.

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

4 1/2% Senior Notes Due 2022

The Company has outstanding $700.0 million principal amount of 4 1/2% senior notes due December 15, 2022. The Company paid $16.3 million of fees during 2013 in connection with the issuance of these notes, which are amortized over the term of the notes. The Company may redeem some or all of these notes at any time prior to December 15, 2017 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, the Company may redeem some or all of these notes on or after December 15, 2017 at specified redemption prices plus any accrued and unpaid interest. The Company’s ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the indenture governing the notes.

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

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended April 30, 2017 and May 1, 2016 were 17.0% and 12.8%, respectively.
The effective income tax rate for the thirteen weeks ended April 30, 2017 was lower than the United States statutory rate due to the benefit of overall lower tax rates in certain international jurisdictions where the Company files tax returns.
The effective income tax rate for the thirteen weeks ended May 1, 2016 was lower than the United States statutory rate due to the benefit of overall lower tax rates in certain international jurisdictions where the Company files tax returns. Also contributing to the lower effective income tax rate in the thirteen weeks ended May 1, 2016 was the benefit of certain discrete items, including the lower tax rate applicable to the pre-tax gain recorded to write-up the Company’s equity investment in TH China to fair value prior to the acquisition closing.
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

The Company records the foreign currency forward exchange contracts and interest rate contracts at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. Changes in fair value of the foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate contracts that are designated as effective hedging instruments (collectively referred to as “cash flow hedges”) are recorded in equity as a component of accumulated other comprehensive loss (“AOCL”). The cash flows from such hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. No amounts were excluded from effectiveness testing. There was no ineffective portion of cash flow hedges during the thirteen weeks ended April 30, 2017 and May 1, 2016.

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

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as a net investment hedge, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as a net investment hedge were $398.8 million and $376.3 million, respectively, as of April 30, 2017 and $384.1 million and $367.5 million, respectively, as of January 29, 2017. The Company evaluates the effectiveness of its net investment hedge as of the beginning of each quarter. No amounts were excluded from effectiveness testing. There was no ineffective portion of the net investment hedge during the thirteen weeks ended April 30, 2017.

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

In addition, the Company has exposure to changes in foreign currency exchange rates related to the translation of the earnings of its subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, beginning in the second quarter of 2016, the Company entered into several foreign currency option contracts. These contracts represent the Company’s purchase of euro put/United States dollar call options and Chinese yuan renminbi put/United States dollar call options.

The Company’s foreign currency option contracts are also undesignated contracts. As such, the changes in the fair value of these foreign currency option contracts are recognized immediately in earnings. This mitigates the effect of a strengthening United States dollar against the euro and Chinese yuan renminbi on the reporting of the Company’s euro-denominated and Chinese yuan renminbi-denominated earnings, respectively.

The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

(In millions)	Assets (Classified in Other Current Assets and Other Assets)			Liabilities (Classified in Accrued Expenses and Other Liabilities)
	4/30/17	1/29/17	5/1/16	4/30/17	1/29/17	5/1/16
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$18.7	$25.1	$1.0	$7.1	$2.6	$34.0
Interest rate contracts	—	—	—	4.0	7.1	18.4
Total contracts designated as cash flow hedges	18.7	25.1	1.0	11.1	9.7	52.4
Undesignated contracts:
Foreign currency forward exchange contracts	0.6	0.8	0.3	0.9	0.0	0.6
Foreign currency option contracts	1.7	3.2	—	—	—	—
Total undesignated contracts	2.3	4.0	0.3	0.9	0.0	0.6
Total	$21.0	$29.1	$1.3	$12.0	$9.7	$53.0

At April 30, 2017, the notional amount outstanding of foreign currency forward exchange contracts and foreign currency option contracts was $1,032.4 million and $150.0 million, respectively. Such contracts expire principally between May 2017 and September 2018.

The following table summarizes the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	(Loss) Gain Recognized in Other Comprehensive Income		Gain (Loss) Reclassified from AOCL into Income (Expense)
(In millions)			Location	Amount

Thirteen Weeks Ended	4/30/17	5/1/16		4/30/17	5/1/16
Foreign currency forward exchange contracts (inventory purchases)	$(7.8)	$(58.4)	Cost of goods sold	$4.4	$4.7
Interest rate contracts	0.8	(0.1)	Interest expense	(2.3)	(2.4)
Foreign currency borrowings (net investment hedge)	(8.6)	—	N/A	—	—
Total	$(15.6)	$(58.5)		$2.1	$2.3

A net gain in AOCL on foreign currency forward exchange contracts at April 30, 2017 of $19.8 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statement to costs of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net loss in AOCL for interest rate contracts at April 30, 2017 of $4.0 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in selling, general and administrative expenses in its Consolidated Income Statements:

(In millions)	Gain (Loss) Recognized in Income (Expense)
Thirteen Weeks Ended	4/30/17	5/1/16
Foreign currency forward exchange contracts	$0.2	$(3.8)
Foreign currency option contracts	(2.6)	—

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of April 30, 2017.

12. FAIR VALUE MEASUREMENTS

The Financial Accounting Standards Board (“FASB”) guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a three level hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

(In millions)	4/30/17				1/29/17				5/1/16
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$19.3	N/A	$19.3	N/A	$25.9	N/A	$25.9	N/A	$1.3	N/A	$1.3
Foreign currency option contracts	N/A	1.7	N/A	1.7	N/A	3.2	N/A	3.2	N/A	N/A	N/A	N/A
Total Assets	N/A	$21.0	N/A	$21.0	N/A	$29.1	N/A	$29.1	N/A	$1.3	N/A	$1.3

Liabilities:
Foreign currency forward exchange contracts	N/A	$8.0	N/A	$8.0	N/A	$2.6	N/A	$2.6	N/A	$34.6	N/A	$34.6
Interest rate contracts	N/A	4.0	N/A	4.0	N/A	7.1	N/A	7.1	N/A	18.4	N/A	18.4
Contingent purchase price payments related to reacquisition of the perpetual rights to the Tommy Hilfiger trademarks in India	N/A	N/A	$1.7	1.7	N/A	N/A	$1.6	1.6	N/A	N/A	$2.3	2.3
Total Liabilities	N/A	$12.0	$1.7	$13.7	N/A	$9.7	$1.6	$11.3	N/A	$53.0	$2.3	$55.3

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

The following table presents the change in the Level 3 contingent purchase price payment liability during the thirteen weeks ended April 30, 2017 and May 1, 2016:

(In millions)	Thirteen Weeks Ended
	4/30/17	5/1/16
Beginning Balance	$1.6	$2.2
Payments	—	—
Adjustments included in earnings	0.1	0.1
Ending Balance	$1.7	$2.3

Additional information with respect to assumptions used to value the contingent purchase price payment liability as of April 30, 2017 is as follows:

Unobservable Inputs	Amount
Approximate compounded annual net sales growth rate	35.0%
Approximate discount rate	15.0%

A five percentage point increase or decrease in the discount rate or the compounded annual net sales growth rate would result in an immaterial change to the liability.

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of April 30, 2017, January 29, 2017 and May 1, 2016 were as follows:

(In millions)	4/30/17		1/29/17		5/1/16
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$490.9	$490.9	$730.1	$730.1	$365.1	$365.1
Short-term borrowings	42.5	42.5	19.1	19.1	41.0	41.0
Long-term debt (including portion classified as current)	3,157.1	3,214.3	3,197.3	3,248.7	3,118.3	3,188.1

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

Through April 30, 2017, the Company has granted under the 2006 Plan (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable PSUs; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying a restricted stock award, RSU or PSU reduces the number available by two shares. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant.

Net income for the thirteen weeks ended April 30, 2017 and May 1, 2016 included $8.7 million and $10.3 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $2.7 million and $2.8 million, respectively.

During the thirteen weeks ended April 30, 2017, the Company adopted an update to accounting guidance that simplifies several aspects of accounting for share-based payment award transactions, which resulted in the Company’s election to recognize forfeitures as they occur rather than continue to estimate expected forfeitures in determining compensation expense. This accounting change was applied on a modified retrospective basis and resulted in a cumulative-effect adjustment to decrease beginning retained earnings by $0.8 million, with an offsetting increase to additional paid in capital of $1.1 million and an increase to deferred tax assets of $0.3 million. Please see Note 20, “Recent Accounting Guidance,” for a further discussion.

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirteen weeks ended April 30, 2017 and May 1, 2016 were $5.5 million and $4.1 million, respectively. As a result of the Company’s adoption of the update discussed above, the Company recognized $0.1 million of tax deficiencies related to share-based payments in its provision for income taxes for the thirteen weeks ended April 30, 2017. Prior to the adoption of this update, the Company recognized excess tax benefits or tax deficiencies in equity as a component of additional paid in capital.

Stock Options

Stock options currently outstanding are generally exercisable in four equal annual installments commencing one year after the date of grant. The vesting of such options outstanding is also generally accelerated upon retirement (as defined in the 2006 Plan). Such options are granted with a 10-year term.

The Company estimates the fair value of stock options granted at the date of grant using the Black-Scholes-Merton model. The estimated fair value of the options is expensed over the options’ vesting periods.

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirteen weeks ended April 30, 2017 and May 1, 2016:

	Thirteen Weeks Ended
	4/30/17	5/1/16
Weighted average risk-free interest rate	2.10%	1.44%
Weighted average expected option term (in years)	6.25	6.25
Weighted average Company volatility	29.46%	34.67%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per option	$33.50	$35.64

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

Service-based stock option activity for the thirteen weeks ended April 30, 2017 was as follows:

(In thousands, except per option data)	Options	Weighted Average Exercise Price Per Option
Outstanding at January 29, 2017	1,466	$75.74
Granted	142	101.94
Exercised	33	63.83
Cancelled	4	106.75
Outstanding at April 30, 2017	1,571	$78.28
Exercisable at April 30, 2017	1,133	$68.45

Restricted Stock Units

RSUs granted to employees since 2016 generally vest in four equal annual installments commencing one year after the date of grant. Outstanding RSUs granted to employees prior to 2016 generally vest in three annual installments of 25%, 25% and 50% commencing two years after the date of grant. Service-based RSUs granted to non-employee directors vest in full one year after the date of grant. The underlying RSU award agreements (excluding agreements for non-employee director awards) generally provide for accelerated vesting upon the award recipient’s retirement (as defined in the 2006 Plan). The fair value of RSUs is equal to the closing price of the Company’s common stock on the date of grant and is expensed over the RSUs’ vesting periods.

RSU activity for the thirteen weeks ended April 30, 2017 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 29, 2017	812	$105.96
Granted	373	102.52
Vested	173	108.03
Cancelled	25	105.44
Non-vested at April 30, 2017	987	$104.31

Performance Share Units

The Company granted contingently issuable PSUs to certain of the Company’s senior executives during 2015, 2016 and 2017 subject to a three-year performance period. For such awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. The Company records expense ratably over the applicable vesting period regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted in the thirteen weeks ended April 30, 2017 and May 1, 2016 was established for each grant on the grant date using the Monte Carlo simulation model, which was based on the following assumptions:

	2017	2016
Risk-free interest rate	1.49%	1.04%
Expected Company volatility	31.29%	28.33%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$96.81	$87.16

Certain of the awards granted in the thirteen weeks ended April 30, 2017 and May 1, 2016 are subject to a holding period of one year after the vesting date. For such awards, the grant date fair value was discounted 12.67% and 12.99%, respectively, for the restriction of liquidity.

PSU activity for the thirteen weeks ended April 30, 2017 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 29, 2017	125	$92.32
Granted	72	96.81
Vested	—	—
Cancelled	—	—
Non-vested at April 30, 2017	197	$93.97

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component for the thirteen weeks ended April 30, 2017:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, January 29, 2017	$(737.7)		$26.9	$(710.8)
Other comprehensive income (loss) before reclassifications	71.0	(1)	(8.5)	62.5
Less: Amounts reclassified from AOCL	—		3.1	3.1
Other comprehensive income (loss)	71.0		(11.6)	59.4
Balance, April 30, 2017	$(666.7)		$15.3	$(651.4)

(1) Foreign currency translation adjustments included a net loss on net investment hedge of $5.3 million.

The following table presents the changes in AOCL, net of related taxes, by component for the thirteen weeks ended May 1, 2016:

(In millions)	Foreign currency translation adjustments	Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, January 31, 2016	$(730.4)	$26.2	$(704.2)
Other comprehensive income (loss) before reclassifications	184.2	(52.5)	131.7
Less: Amounts reclassified from AOCL	—	2.4	2.4
Other comprehensive income (loss)	184.2	(54.9)	129.3
Balance, May 1, 2016	$(546.2)	$(28.7)	$(574.9)

The following table presents reclassifications out of AOCL to earnings for the thirteen weeks ended April 30, 2017 and May 1, 2016:

(In millions)	Amount Reclassified from AOCL		Affected Line Item in the Company’s Consolidated Income Statements
	Thirteen Weeks Ended
	4/30/17	5/1/16
Realized gain (loss) on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$4.4	$4.7	Cost of goods sold
Interest rate contracts	(2.3)	(2.4)	Interest expense
Less: Tax effect	(1.0)	(0.1)	Income tax expense
Total, net of tax	$3.1	$2.4

15. STOCKHOLDERS’ EQUITY

The Company’s Board of Directors authorized a $500.0 million three-year stock repurchase program effective June 3, 2015. On March 21, 2017, the Board of Directors authorized a $750.0 million increase to the program and extended the program to June 3, 2020. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as the Company deems appropriate. Purchases are made based on a variety of factors, such as price, corporate requirements and overall market conditions, applicable legal requirements and limitations, restrictions under the Company’s debt arrangements, trading restrictions under the Company’s insider trading policy and other relevant factors. The program may be modified by the Board of Directors, including to increase or decrease the repurchase limitation or extend, suspend, or terminate the program, at any time, without prior notice.

During the thirteen weeks ended April 30, 2017 and May 1, 2016, the Company purchased 0.6 million shares and 0.6 million shares, respectively, of its common stock under the program in open market transactions for $59.7 million and $50.5 million, respectively. As of April 30, 2017, the repurchased shares were held as treasury stock and $749.1 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of vested restricted stock, RSUs and PSUs to satisfy tax withholding requirements.

16. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended
(In millions, except per share data)	4/30/17	5/1/16

Net income attributable to PVH Corp.	$70.4	$231.6

Weighted average common shares outstanding for basic net income per common share	78.2	81.3
Weighted average impact of dilutive securities	0.8	0.6
Total shares for diluted net income per common share	79.0	81.9

Basic net income per common share attributable to PVH Corp.	$0.90	$2.85

Diluted net income per common share attributable to PVH Corp.	$0.89	$2.83

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended
(In millions)	4/30/17	5/1/16

Weighted average potentially dilutive securities	1.0	0.9

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of April 30, 2017 and May 1, 2016 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen weeks ended April 30, 2017 and May 1, 2016. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.4 million and 0.9 million as of April 30, 2017 and May 1, 2016, respectively. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

17. NONCASH INVESTING AND FINANCING TRANSACTIONS

The Company recorded increases to goodwill of $13.2 million and $12.3 million during the thirteen weeks ended April 30, 2017 and May 1, 2016, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirteen weeks ended April 30, 2017 and May 1, 2016, the Company paid $12.5 million and $12.8 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2017 and May 1, 2016 were $0.5 million and $2.3 million, respectively, of assets acquired through capital leases.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended May 1, 2016 were $2.2 million of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of May 1, 2016.

The Company completed during the first quarter of 2016 the acquisition of TH China. Included in the acquisition consideration was the elimination of a $2.8 million pre-acquisition receivable owed to the Company by TH China.

18. SEGMENT DATA

The Company manages its operations through its operating divisions, which are presented as six reportable segments: (i) Calvin Klein North America; (ii) Calvin Klein International; (iii) Tommy Hilfiger North America; (iv) Tommy Hilfiger International; (v) Heritage Brands Wholesale; and (vi) Heritage Brands Retail.

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing CALVIN KLEIN branded apparel and related products at wholesale in North America, primarily to department and specialty stores and digital commerce sites operated by key department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and digital commerce sites in North America, which sell CALVIN KLEIN branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names CALVIN KLEIN, CALVIN KLEIN 205 W39 NYC (formerly Calvin Klein Collection) and CK Calvin Klein (formerly Calvin Klein Platinum) for a broad array of products and retail services in North America. This segment also includes, since December 2016, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated Calvin Klein foreign affiliate in Mexico.

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing CALVIN KLEIN branded apparel and related products at wholesale principally in Europe, Asia and Brazil, primarily to department and specialty stores, digital commerce sites operated by key department store customers and pure play digital commerce retailers, franchisees of CALVIN KLEIN, distributors and licensees; (ii) operating retail stores and digital commerce sites in Europe, Asia and Brazil, which sell CALVIN KLEIN branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the brand names CALVIN

KLEIN, CALVIN KLEIN 205 W39 NYC and CK Calvin Klein for a broad array of products and retail services outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in unconsolidated Calvin Klein foreign affiliates in Australia and India.

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

Heritage Brands Wholesale Segment - This segment consists of the Company’s Heritage Brands Wholesale division. This segment derives revenue primarily from the marketing to department, chain and specialty stores, digital commerce sites operated by select wholesale partners and pure play digital commerce retailers in North America of (i) dress shirts and neckwear under various owned and licensed brand names, including several private label brands; (ii) men’s sportswear principally under the brand names Van Heusen, IZOD and ARROW; (iii) swimwear, fitness apparel, swim accessories and related products under the brand name Speedo; and (iv) women’s intimate apparel under the brand names Warner’s and Olga. This segment also derives revenue from Company operated digital commerce sites in the United States through SpeedoUSA.com and, since March 30, 2017, TrueandCo.com. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated Heritage Brands foreign affiliates in Australia and, since December 2016, in Mexico.

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands Retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers throughout the United States and Canada, which primarily sell apparel, accessories and related products. A majority of the Company’s Heritage Brands stores offer a broad selection of Van Heusen men’s and women’s apparel with limited selections of IZOD Golf, Warner’s and Speedo brand products, some of which feature multiple brand names on the door signage.

The following tables present summarized information by segment:

	Thirteen Weeks Ended
(In millions)	4/30/17	(1)	5/1/16	(1)
Revenue – Calvin Klein North America
Net sales	$330.1		$338.8
Royalty revenue	35.1		30.3
Advertising and other revenue	10.2		11.5
Total	375.4		380.6

Revenue – Calvin Klein International
Net sales	354.8		316.3
Royalty revenue	19.6		18.6
Advertising and other revenue	6.0		7.2
Total	380.4		342.1

Revenue – Tommy Hilfiger North America
Net sales	298.1		321.1
Royalty revenue	16.5		11.0
Advertising and other revenue	3.9		2.5
Total	318.5		334.6

Revenue – Tommy Hilfiger International
Net sales	507.8		444.6
Royalty revenue	10.1		11.6
Advertising and other revenue	5.6		1.0
Total	523.5		457.2

Revenue – Heritage Brands Wholesale
Net sales	326.8		339.2
Royalty revenue	5.0		5.0
Advertising and other revenue	0.9		0.7
Total	332.7		344.9

Revenue – Heritage Brands Retail
Net sales	57.4		57.7
Royalty revenue	1.0		0.6
Advertising and other revenue	0.1		0.1
Total	58.5		58.4

Total Revenue
Net sales	1,875.0		1,817.7
Royalty revenue	87.3		77.1
Advertising and other revenue	26.7		23.0
Total	$1,989.0		$1,917.8

(1)
Revenue was impacted by the strengthening of the United States dollar against foreign currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report for a further discussion.

	Thirteen Weeks Ended
(In millions)	4/30/17	(2)	5/1/16	(2)
Income before interest and taxes – Calvin Klein North America	$41.9		$38.1	(8)(9)

Income before interest and taxes – Calvin Klein International	51.6		52.2	(8)(9)

(Loss) income before interest and taxes – Tommy Hilfiger North America	(18.8)	(3)(5)	23.0

Income before interest and taxes – Tommy Hilfiger International	52.1	(4)(5)	183.3	(10)

Income before interest and taxes – Heritage Brands Wholesale	30.3		27.9	(8)

Income before interest and taxes – Heritage Brands Retail	1.5		2.1

Loss before interest and taxes – Corporate(1)	(45.4)	(6)(7)	(32.0)	(8)

Income before interest and taxes	$113.2		$294.6

(1)
Includes corporate expenses not allocated to any reportable segments, the Company’s proportionate share of the net income or loss of its investment in Karl Lagerfeld and Gazal and the results of PVH Ethiopia. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, actuarial gains and losses from the Company’s pension and other postretirement plans (which are generally recorded in the fourth quarter) and gains and losses from changes in the fair value of foreign currency option contracts.

(2)
Income (loss) before interest and taxes was impacted by the strengthening of the United States dollar against foreign currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report for a further discussion.

(3)
(Loss) income before interest and taxes for the thirteen weeks ended April 30, 2017 included costs of $7.0 million related to the relocation of the Company’s Tommy Hilfiger office in New York, including noncash depreciation expense.

(4)
Income before interest and taxes for the thirteen weeks ended April 30, 2017 included costs of $6.9 million related to the TH China acquisition, primarily consisting of amortization of short-lived assets.

(5)
(Loss) income before interest and taxes for the thirteen weeks ended April 30, 2017 included costs of $54.2 million associated with the agreements entered into on March 20, 2017 for a transaction to restructure the Company’s supply chain relationship with Li & Fung Trading Limited (“Li & Fung”). The transaction establishes a new strategic partnership with Li & Fung to provide services to the Company and also provides for the termination of the Company’s non-exclusive buying agency agreement with Li & Fung. Such costs were included in the Company’s segments as follows: $31.3 million in Tommy Hilfiger North America; and $22.9 million in Tommy Hilfiger International.

(6)
Loss before interest and taxes for the thirteen weeks ended April 30, 2017 included costs of $1.8 million associated with the consolidation of the Company’s warehouse and distribution network in North America.

(7)
Loss before interest and taxes for the thirteen weeks ended April 30, 2017 included costs of $9.4 million related to the noncash settlement of certain of the Company’s benefit obligations related to its Pension Plans as a result of an annuity purchased for certain participants, under which such obligations were transferred to an insurer. Please see Note 8, “Retirement and Benefit Plans,” for a further discussion.

(8)
Income (loss) before interest and taxes for the thirteen weeks ended May 1, 2016 included costs of $7.5 million associated with the integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $0.2 million in Calvin Klein North America; $2.6 million in Calvin Klein International; $0.4 million in Heritage Brands Wholesale; and $4.3 million in corporate expenses not allocated to any reportable segments.

(9)
Income before interest and taxes for the thirteen weeks ended May 1, 2016 included costs of $5.5 million associated with the restructuring related to the new global creative strategy for CALVIN KLEIN. Such costs were included in the Company’s segments as follows: $2.7 million in Calvin Klein North America; and $2.8 million in Calvin Klein International.

(10)
Income before interest and taxes for the thirteen weeks ended May 1, 2016 included a noncash gain of $153.1 million to write-up the Company’s equity investment in TH China to fair value in connection with the TH China acquisition. Partially offsetting the gain were acquisition related costs of $24.2 million, principally consisting of valuation adjustments and amortization of short-lived assets, and a one-time cost of $5.9 million recorded on the Company’s equity investment in TH China. Please see Note 3, “Acquisitions,” for a further discussion.

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

19. GUARANTEES

The Company is deemed to have guaranteed lease payments for substantially all G. H. Bass & Co. (“Bass”) retail stores included in the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013 pursuant to the terms of noncancelable leases expiring on various dates through 2022. These obligations deemed to be guaranteed include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s obligations remain in effect when an option is exercised to extend the term of the lease. The maximum amount deemed to have been guaranteed for all leases as of April 30, 2017 was $21.6 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The liability for the guaranteed lease payments as of April 30, 2017, January 29, 2017 and May 1, 2016 was $1.0 million, $1.1 million and $1.8 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets.

In connection with the Company’s investments in PVH Australia and CK India, the Company has guaranteed a portion of the entities’ debt and other obligations. The maximum amount guaranteed as of April 30, 2017 was approximately $11.9 million, which is subject to exchange rate fluctuation. The guarantees are in effect for the entire terms of the respective obligations. The liability for these guarantee obligations was immaterial as of April 30, 2017, January 29, 2017 and May 1, 2016.

The Company has certain other guarantees whereby it guaranteed the payment of amounts on behalf of certain other parties, none of which are material individually or in the aggregate.

20. RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

The FASB issued in July 2015 an update to accounting guidance to simplify the measurement of inventory. The update requires an entity to measure inventory within the scope of the guidance at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The update does not apply to inventory measured using last-in, first-out or the retail inventory methods. Previously, all inventory was measured at the lower of cost or market. The Company adopted this update in the first quarter of 2017 and it did not have a material impact on the Company’s consolidated financial statements.

The FASB issued in March 2016 an update to accounting guidance to simplify several aspects of accounting for share-based payment award transactions, including the accounting for forfeitures, income taxes and statutory tax withholding requirements, as well as classification of these transactions in the statement of cash flows. The Company adopted this update in the first quarter of 2017. With respect to accounting for forfeitures, the Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures in determining compensation expense. This accounting change was applied on a modified retrospective basis and resulted in a cumulative-effect adjustment to decrease beginning retained earnings by $0.8 million, with an offsetting increase to additional paid in capital of $1.1 million and an increase to deferred tax assets of $0.3 million. With respect to the accounting for income taxes, this update requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. Prior to the adoption of this update, the Company recognized excess tax benefits or tax deficiencies in equity as a component of additional paid in capital. During the thirteen weeks ended April 30, 2017, the Company recognized in income tax expense a discrete tax expense of $0.1 million related to tax deficiencies. In addition, excess tax benefits are now classified as an operating activity in the Company’s Consolidated Statements of Cash Flows instead of as a financing activity, and such classification has been applied on a retrospective basis to all periods presented. As a result, excess tax benefits of $0.1 million for the first quarter of 2016 was reclassified from financing activities to operating activities. The update also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements are presented within financing activities in the Company’s Consolidated Statements of Cash Flows, which is consistent with the Company’s historical presentation, and therefore had no impact to the Company.

Accounting Guidance Issued But Not Adopted as of April 30, 2017

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

The Company formed a global, cross-functional project team to analyze the impacts of the guidance across all of its revenue streams. This included review of current accounting policies and practices to identify potential differences that would result from applying the guidance. The majority of the Company’s revenue is generated from sales of finished products, which will continue to be recognized when control is transferred to the customer. The Company’s assessment included an evaluation of the impact that the guidance will have on the Company’s accounting for royalty and advertising revenue, loyalty programs and gift cards. Under the guidance, the Company’s royalty and advertising revenue will continue to be recognized over time. However, the Company is still assessing the impact of decisions reached by the FASB Transition Resource Group in November 2016 on the treatment of minimum guarantees in licensing arrangements, which may affect the timing of the Company’s recognition of royalty and advertising revenue. For loyalty programs, the Company records costs associated with such programs ratably as a cost of goods sold based on enrolled customers’ spending. Under the guidance, the revenue associated with loyalty awards will be initially deferred when the loyalty awards are earned and recognized, along with the related cost of goods sold, as the loyalty awards are redeemed or expire. Revenue for the unredeemed portion of gift cards, which is currently recognized when the likelihood of redemption becomes remote, will be recognized under the guidance proportionately over the estimated customer redemption period, subject to the constraint that it must be highly probable that a significant reversal of revenue will not occur. While the Company’s assessment of the impacts of the guidance is still in process, the adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements. The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method.

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

The FASB issued in February 2016 a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability in the balance sheet for most leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs (e.g., commissions). The guidance will be effective for the Company in the first quarter of 2019 with early adoption permitted. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company is currently evaluating the standard to determine the impact of the adoption on its consolidated financial statements but expects that the standard will result in a significant increase to its other assets and other liabilities.

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

The FASB issued in October 2016 an update to accounting guidance to simplify income tax accounting on intercompany sales or transfers of assets other than inventory. The existing guidance requires entities to defer the income tax effect of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The update requires companies to immediately recognize in their income statement the income tax effects of an intercompany sale or transfer of an asset other than inventory. The update will be effective for the Company in the first quarter of 2018, with early adoption permitted as of the beginning of an annual period. Entities are required to apply the update using a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. As of April 30, 2017, the Company had deferred charges of $7.5 million related to intercompany sales and transfers of assets recorded in other assets. Upon adoption of this update, other assets will be reduced by the then current amount of deferred charges with a corresponding adjustment to opening retained earnings.

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

The FASB issued in March 2017 an update to the accounting guidance to change the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires employers to report the service cost component of pension and postretirement net benefit cost in the same line item as other compensation costs arising from services rendered by the employees during the applicable period. The other components of net benefit cost are required to be presented in the income statement separately from the service component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component of net benefit cost is eligible for capitalization, when applicable. The update will be effective for the Company in the first quarter of 2018, with early adoption permitted. Retrospective adoption is required for the presentation updates and prospective adoption is required for the capitalization update. The update will impact the presentation of net periodic pension cost and net periodic postretirement benefit cost within income before interest and taxes in the Company’s Consolidated Income Statements. Otherwise, the adoption of this update will not have a material impact on the Company’s consolidated financial statements.

21. OTHER COMMENTS

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments through November 29, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The outstanding balance, including accrued interest, was $13.9 million as of both April 30, 2017 and January 29, 2017 and was included in other assets in the Company’s Consolidated Balance Sheets.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We aggregate our reporting segments into three main businesses: (i) Calvin Klein, which consists of the businesses we operate under our CALVIN KLEIN trademarks; (ii) Tommy Hilfiger, which consists of the businesses we operate under our Tommy Hilfiger trademarks; and (iii) Heritage Brands, which consists of the businesses we operate under our Van Heusen, IZOD, ARROW, Warner’s, Olga and, as of March 30, 2017, True&Co. trademarks, the Speedo trademark we license in perpetuity for North America and the Caribbean, and other owned and licensed trademarks. References to the brand names CALVIN KLEIN, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Warner’s, Olga, True&Co. and Speedo and to other brand names are to registered and common law trademarks owned by us or licensed to us by third parties and are identified by italicizing the brand name.

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

We are one of the largest branded apparel companies in the world, with a history going back over 135 years. Our brand portfolio consists of nationally and internationally recognized brand names, including CALVIN KLEIN, Tommy Hilfiger, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International Ltd.), Warner’s, Olga and, as of March 30, 2017, True&Co. We also license brands from third parties primarily for use on dress shirts and neckwear offered in the United States and Canada.

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

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swim products, handbags, accessories, footwear and other related products under owned and licensed trademarks, including through digital commerce sites operated by our wholesale partners and pure play digital commerce retailers, and (ii) the sale of certain of these products through (a) approximately 1,600 Company-operated free-standing retail store locations worldwide under our CALVIN KLEIN, Tommy Hilfiger and certain of our heritage brands, (b) approximately 1,200 Company-operated concessions/shop-in-shops worldwide under our CALVIN KLEIN and Tommy Hilfiger trademarks, and (c) digital commerce sites in certain countries under our CALVIN KLEIN and Tommy Hilfiger trademarks and in the United States through our SpeedoUSA.com digital commerce site and, since March 30, 2017, through our TrueandCo.com digital commerce site. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks.

On April 13, 2016, we completed the acquisition of the 55% of the ownership interests in TH Asia, Ltd. (“TH China”), our former joint venture for Tommy Hilfiger in China, that we did not already own (the “TH China acquisition”). As a result of the TH China acquisition, we now operate directly our Tommy Hilfiger business in this high-growth market. The total consideration for the acquisition was $161 million (including the elimination of a $3 million pre-acquisition receivable owed to us by TH China), net of cash acquired of $105 million. We recorded a net pre-tax gain of $123 million in the first quarter of 2016, including a noncash gain of $153 million to write-up our equity investment to fair value prior to the acquisition closing and costs of $30 million, a portion of which was noncash and related to valuation adjustments and amortization of short-lived assets. We recorded pre-tax charges of $7 million in the first quarter of 2017 and expect to incur additional pre-tax charges of approximately $18 million during the remainder of 2017, primarily consisting of noncash amortization of short-lived assets.

On November 30, 2016, we formed a joint venture in Mexico (“PVH Mexico”), in which we own a 49% economic interest. The joint venture was formed by merging our wholly owned subsidiary that principally operated and managed our Calvin Klein business in Mexico with a wholly owned subsidiary of Grupo Axo, S.A.P.I. de C.V. (“Grupo Axo”) that distributes certain

Tommy Hilfiger brand products in Mexico. In connection with the formation of PVH Mexico, we deconsolidated our wholly owned subsidiary (the “Mexico deconsolidation”).

On March 20, 2017, we entered into agreements for a transaction to restructure our supply chain relationship with Li & Fung Trading Limited (“Li & Fung”). The transaction establishes a new strategic partnership with Li & Fung to provide services to us and also provides for the termination of our non-exclusive buying agency agreement with Li & Fung (the “Li & Fung termination”). Such transaction is currently expected to close in the third quarter of 2017. We recorded pre-tax charges of $54 million in the first quarter of 2017 in connection with the Li & Fung termination and expect to incur additional pre-tax charges of approximately $1 million during the remainder of 2017.

On March 30, 2017, we acquired True & Co., a direct-to-consumer intimate apparel digital commerce retailer. This acquisition enables us to participate further in the fast-growing online channel and provides a platform to increase innovation, data-driven decisions and speed in the way we serve our consumers across our channels of distribution. The total consideration for the acquisition was $28 million, net of $400,000 of cash acquired.

We recorded pre-tax charges of $7 million in the first quarter of 2017, including noncash depreciation expense, in connection with the relocation of our Tommy Hilfiger office in New York, which is currently expected to be completed by the end of the third quarter of 2017. We expect to incur additional pre-tax charges of approximately $13 million during the remainder of 2017.

We recorded a pre-tax loss of $9 million in the first quarter of 2017 in connection with the noncash settlement of certain of our benefit obligations related to our retirement plans as a result of a group annuity purchased for certain participants, under which such obligations were transferred to an insurer.

We recorded pre-tax charges of $2 million in the first quarter of 2017 in connection with the consolidation of our warehouse and distribution network in North America. We expect to incur additional pre-tax charges of approximately $13 million during the remainder of 2017.

We recorded pre-tax charges of $7 million in the first quarter of 2016 in connection with the Warnaco integration and related restructuring.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Amounts recorded in local foreign currencies are translated back to United States dollars using an average exchange rate over the representative period. Our international revenue and earnings are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. In 2016, approximately 50% of our revenue was subject to foreign currency translation. We currently expect the strength of the United States dollar and resulting unfavorable impact on our revenue and earnings to continue in 2017, although to a lesser degree than in 2016. To hedge against a portion of this exposure, beginning in the second quarter of 2016, we entered into several foreign currency option contracts. These contracts represent our purchase of euro put/United States dollar call options and Chinese yuan renminbi put/United States dollar call options. Additionally, there is a transaction impact on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. As with translation, during times of a strengthening United States dollar, our results of operations will be negatively impacted from these transactions as the increased local currency value of inventory results in a higher cost of goods sold in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transaction impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the unfavorable impact of a strengthening United States dollar on the cost of inventory purchases covered by these contracts may be realized in our earnings in the year following their inception, as the underlying inventory hedged by the contracts is sold. As such, the unfavorable impact of a strengthening United States dollar against most major currencies in the latter part of 2014 and through 2016, particularly the euro, negatively impacted our gross margin during 2016 and, to a much lesser extent, during the first quarter of 2017 and is expected to have a negative impact on our earnings for the remainder of 2017.

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

Due to the above factors, our operating results for the first quarter of 2017 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 2017 Compared With Thirteen Weeks Ended May 1, 2016

Total Revenue

Total revenue in the first quarter of 2017 was $1.989 billion as compared to $1.918 billion in the first quarter of the prior year. The increase in revenue of $71 million was due principally to the net effect of the following items:

•
The net addition of $33 million of revenue attributable to our Calvin Klein International and Calvin Klein North America segments, which included a decrease of approximately $8 million related to the impact of foreign currency translation. Calvin Klein International segment revenue increased 11% (including a 2% negative foreign currency impact) due principally to continued strength in Europe and China. International comparable store sales increased 3%. Revenue in the Calvin Klein North America segment decreased 1% principally driven by the Mexico deconsolidation and a 5% decline in North America comparable store sales.

•
The net addition of $50 million of revenue attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments, which included a decrease of approximately $22 million related to the impact of foreign currency translation. Tommy Hilfiger International segment revenue increased 15% (including a 4% negative foreign currency impact) driven principally by outstanding performance across all channels and markets in Europe, as well as the inclusion of a full quarter of revenue from the China business as a result of the TH China acquisition. Tommy Hilfiger International comparable store sales increased 14%. Revenue in the Tommy Hilfiger North America segment decreased 5% principally due to the discontinuation of our directly operated womenswear wholesale business in the United States and Canada during the fourth quarter of 2016 in connection with the licensing of this business to G-III Apparel Group, Ltd. (the “G-III license”) and a 4% comparable store sales decline.

•
The net reduction of $12 million of revenue attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, principally resulting from a planned shift in the timing of shipments from the first quarter into the second quarter as compared to the prior year. Comparable stores sales were flat.

We currently expect that revenue for the full year 2017 will increase approximately 3% compared to 2016, inclusive of a negative impact of approximately 2% related to foreign currency translation. Negatively impacting revenue in 2017 as compared to 2016 is a reduction in revenue due to the effects of the Mexico deconsolidation and the G-III license. Revenue for the Calvin Klein business is currently expected to increase approximately 6% compared to 2016, inclusive of a negative impact of approximately 1% related to foreign currency translation, as well as the negative impact of the Mexico deconsolidation. Revenue for the Tommy Hilfiger business is currently expected to increase approximately 2% compared to 2016, inclusive of a negative impact of approximately 2% related to foreign currency translation, as well as the negative impact of the G-III license. Revenue for the Heritage Brands business is currently expected to be flat compared to 2016.

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

Gross profit in the first quarter of 2017 was $1.081 billion, or 54.3% of total revenue, as compared to $1.007 billion, or 52.5% of total revenue in the first quarter of the prior year. The 180 basis point increase was principally driven by (i) a favorable mix of business due to faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher gross margins, (ii) gross margin improvements in our North America businesses due to decreased promotional selling as compared to the first quarter of the prior year, (iii) the addition of TH China in April 2016, which achieved a significantly higher gross margin than the average gross margin for our overall business, and (iv) a gross margin improvement related to the G-III license and the Mexico deconsolidation, as the directly operated Tommy Hilfiger wholesale womenswear business in the United States and Canada and the directly operated business in Mexico were replaced by royalty revenues from the G-III license and PVH Mexico, which carry no cost of goods sold. These increases were partially offset by the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold.

We currently expect that gross margin for the full year 2017 will increase as compared to 2016 due to (i) the impact of expected faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher gross margins, (ii) gross margin improvements in our North America businesses principally resulting from decreased promotional selling compared to 2016 and (iii) a gross margin improvement related to the G-III license and the Mexico deconsolidation, as the directly operated Tommy Hilfiger wholesale womenswear business in the United States and Canada and the directly operated business in Mexico were replaced by royalty revenues from the G-III license and PVH Mexico, which carry no cost of goods sold. We currently expect that these gross margin increases will be partially offset by the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses in the first quarter of 2017 were $968 million, or 48.7% of total revenue, as compared to $865 million, or 45.1% of total revenue in the first quarter of the prior year. The 360 basis point increase in SG&A expenses as a percentage of total revenue was principally attributable to (i) an unfavorable mix of business due to faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue, (ii) the costs incurred in connection with the Li & Fung termination, (iii) the loss recorded in connection with the noncash settlement of certain of our benefit obligations related to our retirement plans as a result of a group annuity purchased for certain participants, under which such obligations were transferred to an insurer, and (iv) the costs incurred in connection with the relocation of our Tommy Hilfiger office in New York, including noncash depreciation expense. These increases were partially offset by a reduction of costs incurred in connection with (i) the TH China acquisition, a portion of which were noncash valuation adjustments and amortization of short-lived assets, and (ii) the Warnaco integration and related restructuring.

We currently expect that SG&A expenses as a percentage of total revenue for the full year 2017 will increase compared to 2016 due to (i) the impact of expected faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue, (ii) the costs related to the Li & Fung termination, (iii) the costs related to the relocation of our Tommy Hilfiger office in New York, including noncash depreciation expense, and (iv) the costs related to the consolidation of our warehouse and distribution network in North America. Additionally, our expectation of 2017 SG&A expenses includes a $9 million loss recorded in the first quarter in connection with the noncash settlement of certain benefit obligations related to our retirement plans as a result of a group annuity purchased for certain participants, while our 2016 SG&A expenses included a $39 million actuarial gain related to our retirement plans recorded in the fourth quarter. These increases will be partially offset by lower costs expected to be incurred in 2017 as compared to 2016 in connection with the TH China acquisition. Our actual 2017 SG&A expenses may be significantly different than our projections because of expenses associated with our retirement plans. Retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.

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

Equity in Net Income (Loss) of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates in the first quarter of 2017 was $400,000 as compared to a loss of $200,000 in the first quarter of the prior year. These amounts relate to our share of income (loss) from our joint ventures for the Tommy Hilfiger brand in China (prior to the TH China acquisition on April 13, 2016), India and Brazil, for the CALVIN KLEIN brand in India, for the Tommy Hilfiger, CALVIN KLEIN and Van Heusen brands in Australia, and for the CALVIN KLEIN, Tommy Hilfiger, Warner’s, Olga and Speedo brands in Mexico (since its formation on November 30, 2016). Also included is our share of income (loss) from our investments in the parent company of the Karl Lagerfeld brand (“Karl Lagerfeld”) and, beginning in the third quarter of 2016, in Gazal Corporation Limited (“Gazal”). Our investments in the continuing joint ventures, Karl Lagerfeld and Gazal are being accounted for under the equity method of accounting. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for a further discussion.

Interest Expense, Net

Net interest expense of $29 million in the first quarter of 2017 was flat compared to the first quarter of the prior year.

Net interest expense for the full year 2017 is currently expected to be approximately $120 million compared to $115 million in 2016, primarily due to the net impact of the issuance of €350 million of 3 5/8% senior notes in June 2016, partially offset by debt repayments made during 2016 and expected to be made in 2017 and the amendment of our senior secured credit facilities in the second quarter of 2016. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for a further discussion.

Income Taxes

The effective income tax rate for the first quarter of 2017 was 17.0% compared to 12.8% in the first quarter of the prior year.

The effective income tax rate for the first quarter of 2017 was lower than the United States statutory rate due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

The effective income tax rate for the first quarter of 2016 was lower than the United States statutory rate due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns. Also contributing to the lower effective income tax rate in the first quarter of 2016 was the benefit of certain discrete items, including the lower tax rate applicable to the pre-tax gain recorded to write-up our equity investment in TH China to fair value prior to the acquisition closing.

We currently expect that our effective income tax rate for the full year 2017 will be in a range of 15.5% to 16.0%, which is lower than the United States statutory rate principally due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions.

Redeemable Non-Controlling Interest

On June 29, 2016, we, along with Arvind Limited (“Arvind”) formed a joint venture in Ethiopia, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), in which we own a 75% interest. We have consolidated the joint venture in our consolidated financial statements. PVH Ethiopia was formed to operate a manufacturing facility that produces finished products for us for distribution primarily in the United States. The manufacturing facility began operations in the first half of 2017.

The net loss attributable to the redeemable non-controlling interest was immaterial for the first quarter of 2017. We currently expect that the net loss attributable to the redeemable non-controlling interest for 2017 will be immaterial. Please refer to Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at April 30, 2017 was $491 million, a decrease of $239 million from the amount at January 29, 2017 of $730 million. The change in cash and cash equivalents included the impact of (i) $60 million of common stock repurchases under the stock repurchase program, (ii) $50 million of debt repayments and (iii) a $28 million payment made in connection with the acquisition of True & Co., net of $400,000 of cash acquired. The seasonality of our business may result in significant fluctuations in our cash balance between fiscal year-end and subsequent interim periods due to the timing of inventory purchases and peak sales periods. Cash flow for the full year 2017 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments and stock repurchases we make in 2017.

As of April 30, 2017, approximately $436 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States or is required under changes to United States tax law to pay taxes on unrepatriated earnings, we would be required to pay taxes on the applicable amounts based on the applicable United States tax rates.

Operations

Cash used by operating activities was $45 million in the first quarter of 2017 compared to cash provided by operating activities of $109 million in the first quarter of 2016. The decrease in cash provided by operating activities was primarily driven by changes in working capital, including an increase in trade receivables due in part to an increase in wholesale sales.

Capital Expenditures

Our capital expenditures in the first quarter of 2017 were $68 million compared to $46 million in the first quarter of 2016. The increase in capital expenditures was primarily driven by investments in operations and infrastructure, including upgrading and enhancing our digital commerce platforms and systems related to our supply chain and logistics operations. We currently expect that capital expenditures for the full year 2017 will be approximately $400 million. Capital expenditures in 2017 will primarily include expenditures related to the relocation of our Tommy Hilfiger office in New York, as well as significant investments in operations and infrastructure, including upgrading and enhancing our digital commerce platforms and systems related to our supply chain and logistics operations.

Investments in Unconsolidated Affiliates

We own a 50% economic interest in a joint venture, PVH Brands Australia Pty. Limited (“PVH Australia”). PVH Australia licenses from our subsidiaries the rights to distribute and sell certain CALVIN KLEIN, Tommy Hilfiger and Van Heusen brand products in Australia, New Zealand and, in the cases of CALVIN KLEIN and Tommy Hilfiger, other island nations in the South Pacific. Additionally, subsidiaries of PVH Australia license other trademarks for certain product categories. We received a $2 million dividend from PVH Australia during the first quarter of 2017.

We own a 40% economic interest in a joint venture, Tommy Hilfiger do Brasil S.A. (“TH Brazil”). TH Brazil licenses from one of our subsidiaries the rights to the Tommy Hilfiger trademarks in Brazil for certain product categories. We made a payment of $2 million to TH Brazil during the first quarter of 2016 to contribute our 40% share of the joint venture funding for the period. We issued a note receivable due April 2, 2017 to TH Brazil during the third quarter of 2016 for $12 million, of which $6 million was repaid in the fourth quarter of 2016 and the remaining balance, including accrued interest, was repaid in the first quarter of 2017.

We own a 50% economic interest in a joint venture, Tommy Hilfiger Arvind Fashion Private Limited (“TH India”). TH India licenses from one of our subsidiaries the rights to the Tommy Hilfiger trademarks in India for certain product categories. Arvind, our joint venture partner in PVH Ethiopia and our Calvin Klein joint venture in India, is also our joint venture partner in TH India. We made a payment of $1 million to TH India during the first quarter of 2017 to contribute our 50% share of the joint venture funding for the period.

Loan to a Supplier

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of our finished goods inventory suppliers, has a wholly owned subsidiary with which we entered into a loan agreement in 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $14 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments through November 29, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) London Interbank Borrowing Rate (“LIBOR”) plus 4.00% thereafter. The outstanding balance, including accrued interest, was $14 million as of April 30, 2017.

Acquisition of True & Co.

We acquired on March 30, 2017 True & Co., a direct-to-consumer intimate apparel digital commerce retailer. We paid $28 million, net of $400,000 of cash acquired, as cash consideration for this transaction. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for a further discussion.

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

Tommy Hilfiger India Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the Tommy Hilfiger trademarks that had been subject to a perpetual license previously granted to GVM International Limited. We are required to make annual contingent purchase price payments based on a percentage of sales of Tommy Hilfiger products in India in excess of an agreed upon threshold during each of six consecutive 12-month periods. Such payments are subject to a $25 million aggregate maximum and are due within 60 days following each one-year period. The estimated fair value of future contingent purchase price payments was $2 million as of April 30, 2017.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the CALVIN KLEIN brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $13 million in each of the first quarters of 2017 and 2016. Based upon current exchange rates, we currently expect that such payments will be approximately $54 million for the full year 2017.

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $6 million in each of the first quarters of 2017 and 2016.

We currently project that cash dividends on our common stock in 2017 will be approximately $12 million based on our current dividend rate, the number of shares of our common stock outstanding as of April 30, 2017, our estimate of stock to be issued during the full year 2017 under our stock incentive plans and our estimate of stock repurchases for the full year 2017.

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

During the first quarters of 2017 and 2016, we purchased 0.6 million shares and 0.6 million shares, respectively, of our common stock under the program in open market transactions for $60 million and $51 million, respectively. Purchases of $2 million were accrued for in the Consolidated Balance Sheet as of May 1, 2016. The repurchased shares were held as treasury stock and $749 million of the authorization remained available for future share repurchases as of April 30, 2017.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of vested restricted stock, restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(in millions)	April 30, 2017	January 29, 2017	May 1, 2016
Short-term borrowings	$43	$19	$41
Current portion of long-term debt	—	—	127
Capital lease obligations	16	16	17
Long-term debt	3,157	3,197	2,992
Stockholders’ equity	4,875	4,804	4,862

In addition, we had $491 million, $730 million and $365 million of cash and cash equivalents as of April 30, 2017, January 29, 2017 and May 1, 2016, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under our senior secured credit facilities, as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. As of April 30, 2017, we had $21 million of borrowings outstanding under these facilities. The weighted average interest rate on the funds borrowed as of April 30, 2017 was 4.39%. The maximum amount of revolving borrowings outstanding under these facilities during the first quarter of 2017 was $34 million.

Additionally, we have the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $92 million based on exchange rates in effect on April 30, 2017 and are utilized primarily to fund working capital needs. As of April 30, 2017, we had $22 million outstanding under these facilities. The weighted average interest rate on the funds borrowed as of April 30, 2017 was approximately 2.50%. The maximum amount of borrowings outstanding under these facilities during the first quarter of 2017 was $23 million.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $1 million and $2 million during the first quarters of 2017 and 2016, respectively.

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

The revolving credit facilities also include amounts available for letters of credit. As of April 30, 2017, we had $21 million of outstanding revolving credit borrowings and $23 million of outstanding letters of credit. A portion of each of the United States dollar-denominated revolving credit facilities is also available for the making of swingline loans. The issuance of such letters of credit and the making of any swingline loan reduces the amount available under the applicable revolving credit facility. So long as certain conditions are satisfied, we may add one or more term loan facilities or increase the commitments under the revolving credit facilities by an aggregate amount not to exceed the sum of (1) the sum of (x) $1.350 billion plus (y) the aggregate amount of all voluntary prepayments of loans under the Term Loan A and the revolving credit facilities (to the extent, in the case of voluntary prepayments of loans under the revolving credit facilities, there is an equivalent permanent reduction of the revolving commitments) plus (z) an amount equal to the aggregate revolving commitments of any defaulting lender (to the extent the commitments with respect thereto have been terminated) and (2) an additional unlimited amount as long as the ratio of our senior secured net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (in each case calculated as set forth in the documentation relating to the 2016 facilities) would not exceed 3 to 1 after giving pro forma effect to the incurrence of such increase. The lenders under the 2016 facilities are not required to provide commitments with respect to such additional facilities or increased commitments.

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

We made payments of $50 million and $52 million during the first quarters of 2017 and 2016, respectively, on our term loans under the 2016 and 2014 facilities. As a result of the voluntary repayments we made, as of April 30, 2017, we are not required to make a long-term debt repayment until December 2018. We had term loans outstanding of $1.991 billion, net of original issue discounts and debt issuance costs, as of April 30, 2017.

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

During the second quarter of 2014, we entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $683 million of our variable rate debt obligation under the 2014 facilities or any replacement facility with similar terms, including the 2016 facilities, to fixed rate debt. Such agreement remains outstanding with a notional amount of $849 million as of April 30, 2017, and is now converting a portion of our variable rate debt obligation under the 2016 facilities to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

During the second quarter of 2013, we entered into an interest rate swap agreement for a three-year term commencing on August 19, 2013. The agreement was designed with the intended effect of converting an initial notional amount of $1.229 billion of our variable rate debt obligation to fixed rate debt and applied to debt incurred under our then outstanding facilities and, subsequently, to the 2014 facilities and the 2016 facilities. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR was eliminated and we paid a fixed rate of 0.604%, plus the current applicable margin. The agreement expired on August 17, 2016.

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

4 1/2% Senior Notes Due 2022

We have outstanding $700 million principal amount of 4 1/2% senior notes due December 15, 2022. We paid $16 million of fees during 2013 in connection with the issuance of these notes, which are amortized over the term of the notes. We may redeem some or all of these notes at any time prior to December 15, 2017 by paying a “make whole” premium plus any accrued and unpaid interest. In addition, we may redeem some or all of these notes on or after December 15, 2017 at specified redemption prices plus any accrued and unpaid interest. Our ability to pay cash dividends and make other restricted payments is limited, in each case, over specified amounts as defined in the indenture governing the notes.

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

Substantially all of our assets have been pledged as collateral to secure our obligations under our senior secured credit facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 7, “Goodwill,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

As of April 30, 2017, we were in compliance with all applicable financial and non-financial covenants under our financing arrangements.

As of April 30, 2017, our corporate credit was rated Ba1 by Moody’s with a stable outlook and our issuer credit was rated BB+ by Standard & Poor’s with a stable outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please refer to Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2017. We adopted in the first quarter of 2017 (i) an update to accounting guidance to simplify several aspects of accounting for share-based payment award transactions, which resulted in our election to recognize forfeitures as they occur rather than continue to estimate expected forfeitures in determining compensation expense, and (ii) an update to accounting guidance to simplify the measurement of inventory, which requires us to measure inventory within the scope of the guidance at the lower of cost or net realizable value. Previously, all inventory was measured at the lower of cost or market. Please refer to Note 20, “Recent Accounting Guidance,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a further discussion. During the first quarter of 2017, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 29, 2017, except for the items mentioned above.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of April 30, 2017 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange and foreign currency option contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of April 30, 2017. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at April 30, 2017, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $500,000 annually. Borrowings under our 2016 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of April 30, 2017, after taking into account the effect of our interest rate swap agreement that was in effect at such date, approximately 65% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our debt position at April 30, 2017, the effect of a 10 basis point change in interest rates on our interest expense would be approximately $1 million annually. Please refer to “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for a further discussion of our credit facilities and interest rate swap agreements.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components, but those components are not significant to the business. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our financial results, as our operating results in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, the impact of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar, the Mexican peso, the Indian rupee, the Russian ruble and the Chinese yuan renminbi, will have a negative impact on our reported results of operations. To hedge against a portion of this exposure, beginning in the second quarter of 2016, we entered into several foreign currency option contracts. These contracts represent our purchase of euro put/United States dollar call options and Chinese yuan renminbi put/United States dollar call options. The changes in the fair value of these foreign currency option contracts are recognized immediately in earnings. This mitigates, to an extent, the effect of a strengthening United States dollar against the euro and Chinese yuan renminbi on the reporting of our euro-denominated and Chinese yuan renminbi-denominated operating results, respectively. We expect reductions in revenue and, absent material changes in the fair value of these foreign currency option contracts, in net income in 2017 due to the foreign exchange translation impact of approximately $110 million and $15 million, respectively, based on current exchange rates.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of April 30, 2017.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 30, 2017 -
February 26, 2017	218,432	$89.59	218,401	$39,182,360
February 27, 2017 -
April 2, 2017	270,907	94.45	270,000	763,688,096
April 3, 2017 -
April 30, 2017	191,200	101.72	144,500	749,053,137
Total	680,539	$94.93	632,901	$749,053,137

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

(2) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the first quarter of 2017 principally in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

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

+10.1	Employment Agreement, dated as of March 20, 2017, between PVH Europe B.V. and Daniel Grieder.

+31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

+31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

*,+32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*,+32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Extension Schema Document

+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PVH CORP.
Registrant

Dated:	June 5, 2017	/s/ JAMES W. HOLMES
James W. Holmes
Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit    Description

10.1	Employment Agreement, dated as of March 20, 2017, between PVH Europe B.V. and Daniel Grieder.

31.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Emanuel Chirico, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Michael Shaffer, Executive Vice President and Chief Operating & Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document