Form 10-Q
period 2017-10-29
PVH CORP. /DE/
filed 2017-12-05
CIK 78239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	October 29, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-07572

PVH CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-1166910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Madison Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, par value $1.00 per share, of the registrant as of November 28, 2017 was 76,929,334.

PVH CORP.
INDEX

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Forward-looking statements in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future revenue, earnings and cash flows, plans, strategies, objectives, expectations and intentions are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not be anticipated, including, without limitation, (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) we may be considered to be highly leveraged and we use a significant portion of our cash flows to service our indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past; (iii) the levels of sales of our apparel, footwear and related products, both to our wholesale customers and in our retail stores, the levels of sales of our licensees at wholesale and retail, and the extent of discounts and promotional pricing in which we and our licensees and other business partners are required to engage, all of which can be affected by weather conditions, changes in the economy, fuel prices, reductions in travel, fashion trends, consolidations, repositionings and bankruptcies in the retail industries, repositionings of brands by our licensors, and other factors; (iv) our ability to manage our growth and inventory, including our ability to realize benefits from acquisitions; (v) quota restrictions and the imposition of safeguard controls (which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and technical expertise needed); (vi) the availability and cost of raw materials; (vii) our ability to adjust timely to changes in trade regulations and the migration and development of manufacturers (which can affect where our products can best be produced); (viii) changes in available factory and shipping capacity, wage and shipping cost escalation, civil conflict, war or terrorist acts, the threat of any of the foregoing, or political or labor instability in any of the countries where our or our licensees’ or other business partners’ products are sold, produced or are planned to be sold or produced; (ix) disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as reduced consumer traffic and purchasing, as consumers become ill or limit or cease shopping in order to avoid exposure; (x) acquisitions and divestitures and issues arising with acquisitions, divestitures and proposed transactions, including, without limitation, the ability to integrate an acquired entity or business into us with no substantial adverse effect on the acquired entity’s, the acquired business’s or our existing operations, employee relationships, vendor relationships, customer relationships or financial performance, and the ability to operate effectively and profitably our continuing businesses after the sale or other disposal of a subsidiary, business or the assets thereof; (xi) the failure of our licensees to market successfully licensed products or to preserve the value of our brands, or their misuse of our brands; (xii) significant fluctuations of the United States dollar against foreign currencies in which we transact significant levels of business; (xiii) our retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions, and differences between estimated and actual results give rise to gains and losses, which can be significant, that are recorded immediately in earnings, generally in the fourth quarter of the year; and (xiv) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

We do not undertake any obligation to update publicly any forward-looking statement, including, without limitation, any estimate regarding revenue, earnings or cash flows, whether as a result of the receipt of new information, future events or otherwise.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements

PART II -- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PVH Corp.
Consolidated Income Statements
Unaudited
(In millions, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016
Net sales	$2,220.2	$2,123.4	$6,058.7	$5,786.5
Royalty revenue	105.8	93.9	274.5	240.9
Advertising and other revenue	31.0	27.0	82.7	68.0
Total revenue	2,357.0	2,244.3	6,415.9	6,095.4
Cost of goods sold (exclusive of depreciation and amortization)	1,059.7	1,052.7	2,890.5	2,863.1
Gross profit	1,297.3	1,191.6	3,525.4	3,232.3
Selling, general and administrative expenses	1,020.3	918.0	2,956.8	2,657.9
Other noncash (loss) gain, net	—	(76.9)	—	76.2
Debt modification and extinguishment costs	—	—	—	15.8
Equity in net income of unconsolidated affiliates	3.7	1.2	5.8	0.7
Income before interest and taxes	280.7	197.9	574.4	635.5
Interest expense	32.3	31.2	93.6	90.3
Interest income	1.4	2.0	4.3	4.0
Income before taxes	249.8	168.7	485.1	549.2
Income tax expense	11.1	42.6	56.9	101.0
Net income	238.7	126.1	428.2	448.2
Less: Net loss attributable to redeemable non-controlling interest	(0.5)	(0.1)	(1.1)	(0.1)
Net income attributable to PVH Corp.	$239.2	$126.2	$429.3	$448.3
Basic net income per common share attributable to PVH Corp.	$3.09	$1.58	$5.52	$5.56
Diluted net income per common share attributable to PVH Corp.	$3.05	$1.56	$5.45	$5.52
Dividends declared per common share	$0.0375	$0.0375	$0.1500	$0.1500

See accompanying notes.

PVH Corp.
Consolidated Statements of Comprehensive Income
Unaudited
(In millions)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016

Net income	$238.7	$126.1	$428.2	$448.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	(47.2)	(70.2)	261.7	14.4
Net unrealized and realized gain (loss) related to effective cash flow hedges, net of tax expense (benefit) of $2.3, $2.7, $0.9 and $(1.1)	15.6	19.1	(56.6)	(18.9)
Net gain (loss) on net investment hedge, net of tax expense (benefit) of $1.6, $2.5, $(12.0) and $5.4	2.7	4.1	(19.8)	9.0
Total other comprehensive (loss) income	(28.9)	(47.0)	185.3	4.5
Comprehensive income	209.8	79.1	613.5	452.7
Less: Comprehensive loss attributable to redeemable non-controlling interest	(0.5)	(0.1)	(1.1)	(0.1)
Comprehensive income attributable to PVH Corp.	$210.3	$79.2	$614.6	$452.8

See accompanying notes.

PVH Corp.
Consolidated Balance Sheets
(In millions, except share and per share data)

	October 29,	January 29,	October 30,
	2017	2017	2016
	UNAUDITED	AUDITED	UNAUDITED
ASSETS
Current Assets:
Cash and cash equivalents	$612.3	$730.1	$662.4
Trade receivables, net of allowances for doubtful accounts of $18.3, $15.0 and $16.3	827.9	616.0	765.4
Other receivables	29.2	25.4	23.0
Inventories, net	1,466.2	1,317.9	1,258.3
Prepaid expenses	168.4	133.2	140.2
Other	40.1	57.0	49.7
Assets held for sale	—	—	49.1
Total Current Assets	3,144.1	2,879.6	2,948.1
Property, Plant and Equipment, net	821.2	759.9	730.2
Goodwill	3,685.8	3,469.9	3,495.4
Tradenames	2,857.4	2,783.4	2,802.8
Other Intangibles, net	792.8	826.6	856.6
Other Assets, including deferred taxes of $23.6, $17.4 and $2.9	356.9	348.5	235.5
Total Assets	$11,658.2	$11,067.9	$11,068.6

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$681.3	$682.6	$496.5
Accrued expenses	816.1	832.4	794.0
Deferred revenue	21.4	30.7	19.1
Short-term borrowings	207.5	19.1	20.8
Current portion of long-term debt	—	—	—
Liabilities related to assets held for sale	—	—	26.0
Total Current Liabilities	1,726.3	1,564.8	1,356.4
Long-Term Debt	3,182.7	3,197.3	3,303.1
Other Liabilities, including deferred taxes of $823.3, $877.7 and $868.8	1,496.8	1,499.3	1,613.6
Redeemable Non-Controlling Interest	2.6	2.0	1.2
Stockholders’ Equity:
Preferred stock, par value $100 per share; 150,000 total shares authorized	—	—	—
Common stock, par value $1 per share; 240,000,000 shares authorized; 84,323,758; 83,923,184 and 83,910,459 shares issued	84.3	83.9	83.9
Additional paid in capital - common stock	2,911.3	2,866.2	2,856.3
Retained earnings	3,514.7	3,098.0	2,997.3
Accumulated other comprehensive loss	(525.5)	(710.8)	(699.7)
Less: 7,243,364; 5,371,660 and 4,436,983 shares of common stock held in treasury, at cost	(735.0)	(532.8)	(443.5)
Total Stockholders’ Equity	5,249.8	4,804.5	4,794.3
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$11,658.2	$11,067.9	$11,068.6

See accompanying notes.

PVH Corp.
Consolidated Statements of Cash Flows
Unaudited
(In millions)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$428.2	$448.2
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	239.0	237.6
Equity in net income of unconsolidated affiliates	(5.8)	(0.7)
Deferred taxes	(67.4)	10.6
Stock-based compensation expense	33.0	28.9
Impairment of long-lived assets	2.2	7.0
Debt modification and extinguishment costs	—	15.8
Settlement loss on retirement plans	9.4	—
Gain to write-up equity investment in joint venture to fair value	—	(153.1)
Loss to write-down assets held for sale	—	76.9
Changes in operating assets and liabilities:
Trade receivables, net	(189.8)	(123.2)
Inventories, net	(99.6)	70.7
Accounts payable, accrued expenses and deferred revenue	(75.7)	(68.8)
Prepaid expenses	(29.7)	11.7
Employer pension contributions	—	(6.9)
Other, net	(0.7)	22.6
Net cash provided by operating activities	243.1	577.3
INVESTING ACTIVITIES(1)
Business acquisitions, net of cash acquired	(40.1)	(157.7)
Purchase of property, plant and equipment	(235.2)	(163.0)
Proceeds from sale of building	—	16.7
Contingent purchase price payments	(38.5)	(37.0)
Investments in and advance to unconsolidated affiliates	(4.5)	(24.7)
Payment received on advance to unconsolidated affiliate	6.3	—
Net cash used by investing activities	(312.0)	(365.7)
FINANCING ACTIVITIES(1)
Net proceeds from (payments on) short-term borrowings	188.4	(5.1)
Proceeds from 2016 facilities, net of related fees	—	571.1
Repayment of Term Loan B in connection with amendment to 2014 facilities	—	(582.0)
Repayment of 2016/2014 facilities	(50.0)	(251.3)
Proceeds from 3 5/8% senior notes, net of related fees	—	389.6
Net proceeds from settlement of awards under stock plans	11.4	12.3
Cash dividends	(11.8)	(12.2)
Acquisition of treasury shares	(200.2)	(229.6)
Payments of capital lease obligations	(3.8)	(5.3)
Contributions from non-controlling interest	1.7	1.2
Net cash used by financing activities	(64.3)	(111.3)
Effect of exchange rate changes on cash and cash equivalents	15.4	5.7
(Decrease) increase in cash and cash equivalents	(117.8)	106.0
Cash and cash equivalents at beginning of period	730.1	556.4
Cash and cash equivalents at end of period	$612.3	$662.4

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

The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s Consolidated Income Statements include its proportionate share of the net income or loss of these entities. Please see Note 6, “Investments in Unconsolidated Affiliates,” for further discussion. During the second quarter of 2016, the Company and Arvind Limited (“Arvind”) formed a joint venture in Ethiopia, PVH Arvind Manufacturing Private Limited Company (“PVH Ethiopia”), in which the Company owns a 75% interest. PVH Ethiopia is consolidated and the minority shareholder’s proportionate share (25%) of the equity in this joint venture is accounted for as a redeemable non-controlling interest. Please see Note 5, “Redeemable Non-Controlling Interest,” for further discussion.

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

The results of operations for the thirteen and thirty-nine weeks ended October 29, 2017 and October 30, 2016 are not necessarily indicative of those for a full fiscal year due, in part, to seasonal factors. The data contained in these consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods.

The Company records warehousing and distribution expenses, which are subject to exchange rate fluctuations, as a component of selling, general and administrative (“SG&A”) expenses in its Consolidated Income Statements. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended October 29, 2017 totaled $72.3 million and $200.2 million, respectively, and included costs of $2.5 million and $9.8 million, respectively, related to the consolidation within the Company’s warehouse and distribution network in North America. Warehousing and distribution expenses incurred in the thirteen and thirty-nine weeks ended October 30, 2016 totaled $65.5 million and $181.2 million, respectively.

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

3. ACQUISITIONS

Acquisition of the Wholesale and Concessions Businesses in Belgium and Luxembourg

The Company acquired on September 1, 2017 the Tommy Hilfiger and Calvin Klein wholesale and concessions businesses in Belgium and Luxembourg from a former agent (the “Belgian acquisition”). As a result of this acquisition, the Company now operates directly its Tommy Hilfiger and Calvin Klein businesses in this region.

The acquisition date fair value of the consideration was $13.9 million, consisting of $12.0 million paid in cash and $1.9 million included in accrued expenses in the Company’s Consolidated Balance Sheet as of October 29, 2017, which is expected to be paid in the fourth quarter of 2017. The estimated fair value of assets acquired and liabilities assumed included $11.9 million of goodwill and $2.0 million of other net assets. The goodwill of $11.9 million was assigned as of the acquisition date to the Company’s Tommy Hilfiger International and Calvin Klein International segments in the amounts of $10.7 million and $1.2 million, respectively, which are the Company’s reporting units that are expected to benefit from the synergies of the combination. Goodwill is not expected to be deductible for tax purposes. The Company is still in the process of finalizing the valuation of the assets acquired and liabilities assumed; thus, the allocation of the acquisition consideration is subject to change.

Acquisition of True & Co.

The Company acquired on March 30, 2017 True & Co., a direct-to-consumer intimate apparel digital commerce retailer. This acquisition enables the Company to participate further in the fast-growing online channel and provides a platform to increase innovation, data-driven decisions and speed in the way it serves its consumers across its channels of distribution.

The acquisition date fair value of the consideration paid was $28.5 million. The estimated fair value of assets acquired and liabilities assumed included $28.2 million of goodwill and $0.3 million of other net assets (including $0.4 million of cash acquired). The goodwill of $28.2 million was assigned as of the acquisition date to the Company’s Calvin Klein North America, Calvin Klein International and Heritage Brands Wholesale segments in the amounts of $7.3 million, $6.4 million and $14.5 million, respectively, which include the Company’s reporting units that are expected to benefit from the synergies of the combination. For those reporting units that had not been assigned any of the assets acquired or liabilities assumed in the acquisition, the amount of goodwill assigned was determined by calculating the estimated fair value of such reporting units before and after the acquisition. Goodwill is not expected to be deductible for tax purposes. The Company is still in the process of finalizing the valuation of the assets acquired and liabilities assumed; thus, the allocation of the acquisition consideration is subject to change.

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

The acquisition date fair value of the consideration for the 55% interest that the Company did not already own was $265.8 million, consisting of $263.0 million paid in cash and the elimination of a $2.8 million pre-acquisition receivable owed to the Company by TH China. The total fair value of TH China (at 100%) was $471.4 million. The estimated fair value of assets acquired and liabilities assumed included $258.6 million of goodwill, $110.6 million of other intangible assets and $102.2 million of other net assets (including $105.3 million of cash acquired). The goodwill of $258.6 million was assigned to the Company’s Tommy Hilfiger International segment. Goodwill will not be deductible for tax purposes. The other intangible assets of $110.6 million included reacquired license rights of $72.0 million, order backlog of $26.2 million and customer relationships of $12.4 million. The Company finalized the purchase price allocation during the fourth quarter of 2016.

4. ASSETS HELD FOR SALE

Deconsolidation of the Mexico Business

On November 30, 2016, the Company and Grupo Axo, S.A.P.I. de C.V. (“Grupo Axo”) formed a joint venture (“PVH Mexico”), in which the Company acquired a 49% economic interest. PVH Mexico licenses from wholly owned subsidiaries of the Company the rights to distribute in Mexico certain products under the CALVIN KLEIN, TOMMY HILFIGER, Warner’s, Olga and Speedo brands. PVH Mexico was formed by merging the Company’s wholly owned subsidiary that principally operated and managed the Calvin Klein business in Mexico (the “Mexico business”) with a wholly owned subsidiary of Grupo Axo that distributes certain TOMMY HILFIGER brand products in Mexico. In connection with the formation of PVH Mexico, the Company deconsolidated the Mexico business (the “Mexico deconsolidation”) and began accounting for its 49% interest under the equity method of accounting in the fourth quarter of 2016.

In advance of the Mexico deconsolidation, the Company classified the assets and liabilities of the Mexico business as held for sale as of October 30, 2016 and recorded a pre-tax noncash loss of $76.9 million during the third quarter of 2016 (including $47.2 million related to foreign currency translation adjustment losses recorded in accumulated other comprehensive loss (“AOCL”)) to write down the net assets of the Mexico business to its estimated fair value as of October 30, 2016. The fair value of the net assets of $70.3 million was estimated as the fair value of the 49% interest in PVH Mexico that the Company would acquire upon the formation of PVH Mexico, based on future operating cash flow projections that were discounted at a rate of 15.0%, which accounted for the relative risks of the estimated future cash flows. Such fair value also included an estimated discount for a lack of marketability of 10.0%. The Company classified this as a Level 3 fair value measurement due to the use of these significant unobservable inputs.

The $76.9 million loss was included in other noncash (loss) gain, net in the Company’s Consolidated Income Statements for the thirteen and thirty-nine weeks ended October 30, 2016. In connection with the closing of the transaction in the fourth quarter of 2016, the loss was remeasured in order to reduce the carrying value of the Mexico business to fair value as of November 30, 2016, resulting in an additional pre-tax noncash loss of $4.9 million recorded in the fourth quarter of 2016.

The assets and liabilities of the Mexico business classified as held for sale on the Company’s Consolidated Balance Sheet as of October 30, 2016 were principally included in the Calvin Klein North America segment and consisted of the following:

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

Sale of Building in Amsterdam

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

The fair value of the redeemable non-controlling interest (“RNCI”) as of the date of formation of the joint venture was $0.1 million. The carrying amount of the RNCI is adjusted to equal the redemption amount at the end of each reporting period, provided that this amount at the end of each reporting period cannot be lower than the initial fair value adjusted for the minority shareholder’s share of net income or loss. Any adjustment to the redemption amount of the RNCI is determined after attribution of net income or loss of the RNCI and will be recognized immediately in retained earnings of the Company, since it is probable that the RNCI will become redeemable in the future based on the passage of time. The carrying amount of the RNCI, which is also its fair value, increased to $2.6 million as of October 29, 2017 from $2.0 million as of January 29, 2017, attributable to additional contributions of $1.7 million made by Arvind during the first quarter of 2017 for its proportionate share of the joint venture funding, partially offset by a net loss attributable to the RNCI for the thirty-nine weeks ended October 29, 2017 of $1.1 million. The carrying amount of the RNCI as of October 30, 2016 was $1.2 million.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

As of October 29, 2017, January 29, 2017 and October 30, 2016, the Company had investments in unconsolidated affiliates of $186.3 million, $180.0 million and $119.2 million, respectively. These investments are accounted for under the equity method of accounting and included in other assets in the Company’s Consolidated Balance Sheets. The Company received dividends of $3.7 million from these investments during the thirty-nine weeks ended October 29, 2017 and made payments related to these investments of $4.5 million and $3.0 million during the thirty-nine weeks ended October 29, 2017 and October 30, 2016, respectively, to contribute its share of the joint venture funding for the periods.

The Company acquired approximately 10% of the outstanding capital stock of Gazal Corporation Limited (“Gazal”), which is listed on the Australian Securities Exchange, during the third quarter of 2016 for $9.2 million. Additionally, the Company issued a note receivable due April 2, 2017 to its joint venture in Brazil during the third quarter of 2016 for $12.5 million, of which $6.2 million was repaid in the fourth quarter of 2016 and the remaining balance, including accrued interest, was repaid in the first quarter of 2017.

The Company and Grupo Axo formed PVH Mexico in the fourth quarter of 2016, in which the Company owns a 49% economic interest. In connection with the formation of PVH Mexico, the Company deconsolidated the Mexico business and began accounting for its 49% interest under the equity method of accounting in the fourth quarter of 2016. Please see Note 4, “Assets Held for Sale,” for further discussion.

7. GOODWILL

The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 29, 2017, by segment (please see Note 18, “Segment Data,” for further discussion of the Company’s reportable segments), were as follows:

(In millions)	Calvin Klein North America	Calvin Klein International	Tommy Hilfiger North America	Tommy Hilfiger International	Heritage Brands Wholesale	Heritage Brands Retail	Total
Balance as of January 29, 2017
Goodwill, gross	$739.4	$864.5	$204.4	$1,425.8	$235.8	$11.9	$3,481.8
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	739.4	864.5	204.4	1,425.8	235.8	—	3,469.9
Contingent purchase price payments to Mr. Calvin Klein	25.5	17.1	—	—	—	—	42.6
True & Co. acquisition	7.3	6.4	—	—	14.5	—	28.2
Belgian acquisition	—	1.2	—	10.7	—	—	11.9
Currency translation and other	0.3	21.4	—	111.5	—	—	133.2
Balance as of October 29, 2017
Goodwill, gross	772.5	910.6	204.4	1,548.0	250.3	11.9	3,697.7
Accumulated impairment losses	—	—	—	—	—	(11.9)	(11.9)
Goodwill, net	$772.5	$910.6	$204.4	$1,548.0	$250.3	$—	$3,685.8

The goodwill acquired in the True & Co. and Belgian acquisitions was assigned as of the acquisition dates to the Company’s reporting units that are expected to benefit from the synergies of the combinations. For those reporting units that had not been assigned any of the assets acquired or liabilities assumed in the True & Co. acquisition, the amount of goodwill assigned was determined by calculating the estimated fair value of such reporting units before and after the acquisition.

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

8. RETIREMENT AND BENEFIT PLANS

The Company has five qualified defined benefit pension plans as of October 29, 2017 covering substantially all employees resident in the United States who meet certain age and service requirements. The plans provide monthly benefits upon retirement generally based on career average compensation and years of credited service. Vesting in plan benefits generally occurs after five years of service. The Company refers to these five noncontributory plans as its “Pension Plans.”

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

Net benefit cost related to the Pension Plans was recognized in SG&A expenses in the Company’s Consolidated Income Statements as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/29/17	10/30/16	10/29/17	10/30/16

Service cost, including plan expenses	$6.8	$6.3	$20.1	$18.9
Interest cost	6.4	7.4	19.3	22.3
Expected return on plan assets	(9.6)	(9.0)	(28.9)	(26.9)
Loss on settlement	—	—	9.4	—
Total	$3.6	$4.7	$19.9	$14.3

During the first quarter of 2017, the Company completed the purchase of a group annuity using assets from the Pension Plans. Under the group annuity, the accrued pension obligations for approximately 4,000 retiree participants who had deferred vested benefits under the Pension Plans were transferred to an insurer. As a result, the Company recognized a loss of $9.4 million, which was recorded in SG&A expenses in the Company’s Consolidated Income Statement for the thirty-nine weeks ended October 29, 2017. The amount of the pension benefit obligation settled was $65.3 million.

Net benefit cost related to the SERP Plans was recognized in SG&A expenses in the Company’s Consolidated Income Statements as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/29/17	10/30/16	10/29/17	10/30/16

Service cost, including plan expenses	$1.1	$1.1	$3.4	$3.3
Interest cost	1.0	1.0	2.9	2.9
Total	$2.1	$2.1	$6.3	$6.2

Net benefit cost related to the Postretirement Plans was immaterial for the thirteen and thirty-nine weeks ended October 29, 2017 and October 30, 2016.

Currently, the Company does not expect to make any material contributions to the Pension Plans in 2017. The Company’s actual contributions may differ from planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

9. DEBT

Short-Term Borrowings

The Company has the ability to draw revolving borrowings under its senior secured credit facilities, as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. As of October 29, 2017, the Company had $190.0 million outstanding under these facilities. The weighted average interest rate on the funds borrowed as of October 29, 2017 was approximately 3.05%. The maximum amount of revolving borrowings outstanding under these facilities during the thirty-nine weeks ended October 29, 2017 was $205.0 million.

Additionally, the Company has the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $94.3 million based on exchange rates in effect on October 29, 2017 and are utilized primarily to fund working capital needs. As of October 29, 2017, the Company had $17.5 million outstanding under these facilities. The weighted average interest rate on the funds borrowed as of October 29, 2017 was approximately 0.18%. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended October 29, 2017 was $27.3 million.

Long-Term Debt

The carrying amounts of the Company’s long-term debt were as follows:

(In millions)	10/29/17	1/29/17	10/30/16

Senior secured Term Loan A facility due 2021	$1,991.6	$2,039.9	$2,138.0
4 1/2% senior unsecured notes due 2022	691.6	690.4	690.0
7 3/4% debentures due 2023	99.5	99.5	99.5
3 5/8% senior unsecured euro notes due 2024	400.0	367.5	375.6
Total	3,182.7	3,197.3	3,303.1
Less: Current portion of long-term debt	—	—	—
Long-term debt	$3,182.7	$3,197.3	$3,303.1

Please see Note 12, “Fair Value Measurements,” for the fair value of the Company’s long-term debt as of October 29, 2017, January 29, 2017 and October 30, 2016.

As of October 29, 2017, the Company’s mandatory long-term debt repayments for the next five years were as follows:

(In millions)
Fiscal Year	Amount
Remainder of 2017	$—
2018	18.7
2019	220.1
2020	234.7
2021	1,525.8
2022	700.0

Total debt repayments for the next five years exceed the carrying amount of the Company’s Term Loan A facility and 4 1/2% senior unsecured notes due 2022 as of October 29, 2017 because the carrying amounts reflect the unamortized portions of debt issuance costs and the original issue discounts.

As of October 29, 2017, after taking into account the effect of the Company’s interest rate swap agreement, which was in effect as of such date, approximately 60% of the Company’s long-term debt was at a fixed interest rate, with the remainder at variable interest rates.

2016 Senior Secured Credit Facilities

The Company has senior secured credit facilities due May 19, 2021 (the “2016 facilities”) that consist of a $2,347.4 million United States dollar-denominated Term Loan A facility and senior secured revolving credit facilities consisting of (a) a $475.0 million United States dollar-denominated revolving credit facility, (b) a $25.0 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €185.9 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen or Swiss francs. Borrowings under the 2016 facilities bear interest at variable rates calculated in a manner as set forth in the terms of the 2016 facilities.

The Company had prior senior secured credit facilities outstanding through May 19, 2016 (the “2014 facilities”), which were amended by the 2016 facilities in the second quarter of 2016. Among other things, this amendment provided for (i) the Company to borrow an additional $582.0 million principal amount of loans under the Term Loan A facility, (ii) the repayment of all outstanding loans under the previously outstanding Term Loan B facility with the proceeds of the additional loans under the Term Loan A facility, and (iii) the termination of the Term Loan B facility. The Company paid debt issuance costs of $10.9 million (of which $4.6 million was expensed as debt modification costs and $6.3 million is being amortized over the term of the related debt agreement) and recorded debt extinguishment costs of $11.2 million to write-off previously capitalized debt issuance costs.

The Company had loans outstanding of $1,991.6 million, net of original issue discounts and debt issuance costs, under the Term Loan A facility and $190.0 million of borrowings outstanding under the senior secured revolving credit facilities as of October 29, 2017. The senior secured revolving credit facilities also include amounts available for letters of credit. As of October 29, 2017, the Company had $22.6 million of outstanding letters of credit.

The Company made payments of $50.0 million and $251.3 million during the thirty-nine weeks ended October 29, 2017 and October 30, 2016, respectively, on its term loans under the 2016 facilities and 2014 facilities. As a result of the voluntary repayments made by the Company, as of October 29, 2017, the Company is not required to make a long-term debt repayment until December 2018.

During the second quarter of 2017, the Company entered into an interest rate swap agreement for a two-year term commencing on February 20, 2018. The agreement was designed with the intended effect of converting an initial notional amount of $306.5 million of the Company’s variable rate debt obligation to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month London Interbank Borrowing rate (“LIBOR”) will be eliminated and the Company will pay a fixed rate of 1.566%, plus the current applicable margin.

During the second quarter of 2014, the Company entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $682.6 million of the Company’s variable rate debt obligation to fixed rate debt. Such agreement remains outstanding with a notional amount of $678.9 million as of October 29, 2017. Under the terms of the agreement for the then-outstanding notional amount, the Company’s exposure to fluctuations in the one-month LIBOR is eliminated and the Company will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

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

Substantially all of the Company’s assets have been pledged as collateral to secure the Company’s obligations under its 2016 facilities, the 7 3/4% debentures due 2023 and contingent purchase price payments to Mr. Calvin Klein as discussed in Note 7, “Goodwill.”

The Company’s financing arrangements contain financial and non-financial covenants and customary events of default. As of October 29, 2017, the Company was in compliance with all applicable covenants.

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2017 for further discussion of the Company’s debt.

10. INCOME TAXES

The effective income tax rates for the thirteen weeks ended October 29, 2017 and October 30, 2016 were 4.4% and 25.3%, respectively. The effective income tax rates for the thirty-nine weeks ended October 29, 2017 and October 30, 2016 were 11.7% and 18.4%, respectively. The effective income tax rates for the thirteen and thirty-nine weeks ended October 29, 2017 and October 30, 2016 were lower than the United States statutory rate due to the benefit of overall lower tax rates in certain international jurisdictions where the Company files tax returns.
The effective income tax rates for the thirteen and thirty-nine weeks ended October 29, 2017 also included the overall benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions from the expiration of applicable statutes of limitation, which resulted in a benefit to the Company’s effective income tax rates of 14.7% and 6.9%, respectively.
The effective income tax rates for the thirteen and thirty-nine weeks ended October 30, 2016 also included the overall benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions from the expiration of applicable statutes of limitation that resulted in a benefit to the Company’s effective income tax rates of 14.1% and 4.9%, respectively, partially offset by the unfavorable impact of the tax expense recorded on the assets held for sale in connection with the Mexico deconsolidation that resulted in a provision to the Company’s effective income tax rates of 9.8% and 3.0%, respectively. The effective income tax rate for the thirty-nine weeks ended October 30, 2016 also included the favorable impact of the lower tax rate applicable to the pre-tax gain recorded to write-up the Company’s equity investment in TH China to fair value that resulted in a 7.0% benefit to the Company’s effective income tax rate.
The Company files income tax returns in more than 40 international jurisdictions each year. All of the international jurisdictions in which the Company files tax returns, with the exception of Japan, have lower statutory tax rates than the United States statutory tax rate. A substantial amount of the Company’s earnings come from international operations, particularly in the Netherlands, Hong Kong, China, Korea and Canada. The lower statutory income tax rates in these jurisdictions, as compared to the United States statutory rate, coupled with special rates levied on income from certain of the Company’s jurisdictional activities, significantly reduce the Company’s consolidated effective income tax rate.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

The Company has exposure to changes in foreign currency exchange rates related to anticipated cash flows associated with certain international inventory purchases. The Company uses foreign currency forward exchange contracts to hedge against a portion of this exposure.

The Company also has exposure to interest rate volatility related to its term loans under the 2016 facilities. The Company has entered into interest rate swap agreements to hedge against a portion of this exposure. Please see Note 9, “Debt,” for further discussion of the Company’s facilities and these agreements.

The Company records the foreign currency forward exchange contracts and interest rate swap agreements at fair value in its Consolidated Balance Sheets, and does not net the related assets and liabilities. The foreign currency forward exchange contracts associated with certain international inventory purchases and the interest rate swap agreements are designated as effective hedging instruments (collectively referred to as “cash flow hedges”). The changes in the fair value of the cash flow hedges are recorded in equity as a component of AOCL. The cash flows from such hedges are presented in the same category in the Company’s Consolidated Statements of Cash Flows as the items being hedged. No amounts were excluded from effectiveness testing. There was no ineffective portion of cash flow hedges during the thirty-nine weeks ended October 29, 2017 and October 30, 2016.

Net Investment Hedge

The Company has exposure to changes in foreign currency exchange rates related to the value of its investments in foreign subsidiaries denominated in a currency other than the United States dollar. To hedge against a portion of this exposure, during the second quarter of 2016, the Company designated the carrying amount of its €350.0 million euro-denominated principal amount of 3 5/8% senior notes due 2024 (the “foreign currency borrowings”) that it had issued in the United States as a net investment hedge of its investments in certain of its foreign subsidiaries that use the euro as their functional currency. Please see Note 9, “Debt,” for further discussion of the Company’s foreign currency borrowings.

The Company records the foreign currency borrowings at carrying value in its Consolidated Balance Sheets. The carrying value of the foreign currency borrowings is remeasured at the end of each reporting period to reflect changes in the foreign currency exchange spot rate. Since the foreign currency borrowings are designated as a net investment hedge, such remeasurement is recorded in equity as a component of AOCL. The fair value and the carrying value of the foreign currency borrowings designated as a net investment hedge were $448.8 million and $400.0 million, respectively, as of October 29, 2017, $384.1 million and $367.5 million, respectively, as of January 29, 2017 and $403.3 million and $375.6 million, respectively, as of October 30, 2016. The Company evaluates the effectiveness of its net investment hedge as of the beginning of each quarter. No amounts were excluded from effectiveness testing. There was no ineffective portion of the net investment hedge during the thirty-nine weeks ended October 29, 2017 and October 30, 2016.

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

The Company’s foreign currency option contracts are also undesignated contracts. As such, the changes in the fair value of these foreign currency option contracts are immediately recognized in earnings. This mitigates, to an extent, the effect of any strengthening of the United States dollar against the euro and Chinese yuan renminbi on the reporting of the Company’s euro-denominated and Chinese yuan renminbi-denominated earnings, respectively.

The Company does not use derivative or non-derivative financial instruments for trading or speculative purposes.

The following table summarizes the fair value and presentation of the Company’s derivative financial instruments in its Consolidated Balance Sheets:

	Assets (Classified in Other Current Assets and Other Assets)			Liabilities (Classified in Accrued Expenses and Other Liabilities)
(In millions)	10/29/17	1/29/17	10/30/16	10/29/17	1/29/17	10/30/16
Contracts designated as cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$7.1	$25.1	$16.8	$31.3	$2.6	$2.2
Interest rate swap agreements	0.8	—	—	1.1	7.1	12.4
Total contracts designated as cash flow hedges	7.9	25.1	16.8	32.4	9.7	14.6
Undesignated contracts:
Foreign currency forward exchange contracts	2.1	0.8	1.2	1.0	0.0	0.1
Foreign currency option contracts	0.0	3.2	2.3	—	—	—
Total undesignated contracts	2.1	4.0	3.5	1.0	0.0	0.1
Total	$10.0	$29.1	$20.3	$33.4	$9.7	$14.7

At October 29, 2017, the notional amount outstanding of foreign currency forward exchange contracts and foreign currency option contracts was $1,043.1 million and $50.0 million, respectively. Such contracts expire principally between November 2017 and April 2019.

The following table summarizes the effect of the Company’s hedges designated as cash flow and net investment hedging instruments:

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income		(Loss) Gain Reclassified from AOCL into (Expense) Income
(In millions)			Location	Amount
Thirteen Weeks Ended	10/29/17	10/30/16		10/29/17	10/30/16
Foreign currency forward exchange contracts (inventory purchases)	$8.9	$17.2	Cost of goods sold	$(6.9)	0.0
Interest rate swap agreements	0.8	1.0	Interest expense	(1.3)	(3.6)
Foreign currency borrowings (Net investment hedge)	4.3	6.6	N/A	—	—
Total	$14.0	$24.8		$(8.2)	$(3.6)

Thirty-Nine Weeks Ended	10/29/17	10/30/16		10/29/17	10/30/16
Foreign currency forward exchange contracts (inventory purchases)	$(61.3)	$(20.0)	Cost of goods sold	$1.2	$8.2
Interest rate swap agreements	1.5	(0.5)	Interest expense	(5.3)	(8.7)
Foreign currency borrowings (Net investment hedge)	(31.8)	14.4	N/A	—	—
Total	$(91.6)	$(6.1)		$(4.1)	$(0.5)

A net loss in AOCL on foreign currency forward exchange contracts at October 29, 2017 of $31.5 million is estimated to be reclassified in the next 12 months in the Company’s Consolidated Income Statement to costs of goods sold as the underlying inventory hedged by such forward exchange contracts is sold. In addition, a net loss in AOCL for interest rate swap agreements at October 29, 2017 of $1.0 million is estimated to be reclassified to interest expense within the next 12 months. Amounts recognized in AOCL for foreign currency borrowings would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

The following table summarizes the effect of the Company’s undesignated contracts recognized in SG&A expenses in its Consolidated Income Statements:

(In millions)	(Loss) Gain Recognized in (Expense) Income
Thirteen Weeks Ended	10/29/17	10/30/16
Foreign currency forward exchange contracts	$(0.2)	$2.7
Foreign currency option contracts	(0.0)	0.2

Thirty-Nine Weeks Ended	10/29/17	10/30/16
Foreign currency forward exchange contracts	$1.5	$(4.0)
Foreign currency option contracts	(4.3)	0.0

The Company had no derivative financial instruments with credit risk-related contingent features underlying the related contracts as of October 29, 2017.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	10/29/17				1/29/17				10/30/16
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward exchange contracts	N/A	$9.2	N/A	$9.2	N/A	$25.9	N/A	$25.9	N/A	$18.0	N/A	$18.0
Interest rate swap agreements	N/A	0.8	N/A	0.8	N/A	—	N/A	—	N/A	—	N/A	—
Foreign currency option contracts	N/A	0.0	N/A	0.0	N/A	3.2	N/A	3.2	N/A	2.3	N/A	2.3
Total Assets	N/A	$10.0	N/A	$10.0	N/A	$29.1	N/A	$29.1	N/A	$20.3	N/A	$20.3

Liabilities:
Foreign currency forward exchange contracts	N/A	$32.3	N/A	$32.3	N/A	$2.6	N/A	$2.6	N/A	$2.3	N/A	$2.3
Interest rate swap agreements	N/A	1.1	N/A	1.1	N/A	7.1	N/A	7.1	N/A	12.4	N/A	12.4
Contingent purchase price payments related to reacquisition of the perpetual rights to the TOMMY HILFIGER trademarks in India	N/A	N/A	N/A	N/A	N/A	N/A	$1.6	1.6	N/A	N/A	$1.6	1.6
Total Liabilities	N/A	$33.4	N/A	$33.4	N/A	$9.7	$1.6	$11.3	N/A	$14.7	$1.6	$16.3

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

Pursuant to the agreement governing the reacquisition of the rights in India to the TOMMY HILFIGER trademarks (which the Company entered into in September 2011 in connection with its acquisition of its 50% ownership in its joint venture for TOMMY HILFIGER in India), the Company was required to make annual contingent purchase price payments based on a percentage of sales of TOMMY HILFIGER products in India in excess of an agreed upon threshold during each of six consecutive 12-month periods. Such payments were subject to a $25.0 million aggregate maximum and were due within 60 days following each one-year period, with the final payment made in the third quarter of 2017. The Company made annual contingent purchase price payments of $0.8 million, $0.6 million, $0.6 million, $0.6 million, $0.4 million and $0.2 million during 2017, 2016, 2015, 2014, 2013 and 2012, respectively. The Company was required to remeasure this liability at fair value on a recurring basis and classified this as a Level 3 measurement. The fair value of such liability was determined using the discounted cash flow method, based on net sales projections for the Tommy Hilfiger apparel and accessories businesses in India, and was discounted using rates of return that account for the relative risks of the estimated future cash flows. Excluding the initial recognition of the liability for the contingent purchase price payments and payments made to reduce the liability, changes in the fair value were included within SG&A expenses in the Company’s Consolidated Income Statements.

The following table presents the change in the Level 3 contingent purchase price payment liability during the thirty-nine weeks ended October 29, 2017 and October 30, 2016:

	Thirty-Nine Weeks Ended
(In millions)	10/29/17	10/30/16
Beginning Balance	$1.6	$2.2
Payments	(0.8)	(0.6)
Adjustments included in earnings	(0.8)	—
Ending Balance	$—	$1.6

There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

The following table shows the fair value of the company’s non-financial assets and liabilities that were required to be remeasured at fair value on a nonrecurring basis (consisting of property, plant and equipment) during the thirty-nine weeks ended October 29, 2017 and October 30, 2016, and the total impairments recorded as a result of the remeasurement process:

(In millions)	Fair Value Measurement Using			Fair Value As Of Impairment Date	Total Impairments
Assets:	Level 1	Level 2	Level 3
October 29, 2017	N/A	N/A	$0.4	$0.4	$2.2
October 30, 2016	N/A	N/A	$—	$—	$7.0

Long-lived assets with a carrying amount of $2.6 million were written down to a fair value of $0.4 million during the thirty-nine weeks ended October 29, 2017 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The impairment charge of $2.2 million was included in SG&A expenses, of which $1.8 million was recorded in the Calvin Klein North America segment and $0.4 million was recorded in the Tommy Hilfiger North America segment.

Long-lived assets with a carrying amount of $7.0 million were written down to a fair value of $0 during the thirty-nine weeks ended October 30, 2016 in connection with the financial performance in certain of the Company’s retail stores. Fair value was determined based on the estimated discounted future cash flows associated with the assets using sales trends and market participant assumptions. The impairment charge of $7.0 million was included in SG&A expenses, of which $0.7 million was recorded in the Calvin Klein North America segment, $1.7 million was recorded in the Calvin Klein International segment, $1.3 million was recorded in the Tommy Hilfiger North America segment and $3.3 million was recorded in the Tommy Hilfiger International segment.

The carrying amounts and the fair values of the Company’s cash and cash equivalents, short-term borrowings and long-term debt as of October 29, 2017, January 29, 2017 and October 30, 2016 were as follows:

	10/29/17		1/29/17		10/30/16
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$612.3	$612.3	$730.1	$730.1	$662.4	$662.4
Short-term borrowings	207.5	207.5	19.1	19.1	20.8	20.8
Long-term debt (including portion classified as current)	3,182.7	3,277.5	3,197.3	3,248.7	3,303.1	3,387.1

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

Through October 29, 2017, the Company has granted under the 2006 Plan (i) service-based NQs, RSUs and restricted stock; (ii) contingently issuable PSUs; and (iii) RSUs that are intended to satisfy the performance-based condition for deductibility under Section 162(m) of the Internal Revenue Code. According to the terms of the 2006 Plan, for purposes of determining the number of shares available for grant, each share underlying a stock option award reduces the number available by one share and each share underlying a restricted stock award, RSU or PSU reduces the number available by two shares. The per share exercise price of options granted under the 2006 Plan cannot be less than the closing price of the common stock on the date of grant.

Net income for the thirty-nine weeks ended October 29, 2017 and October 30, 2016 included $33.0 million and $28.9 million, respectively, of pre-tax expense related to stock-based compensation, with related recognized income tax benefits of $10.2 million and $8.7 million, respectively.

Effective the first quarter of 2017, the Company adopted an update to accounting guidance that simplifies several aspects of accounting for share-based payment award transactions, which resulted in the Company’s election to recognize forfeitures as they occur rather than continue to estimate expected forfeitures in determining compensation expense. This accounting change was applied on a modified retrospective basis and resulted in a cumulative-effect adjustment to decrease beginning retained earnings by $0.8 million, with an offsetting increase to additional paid in capital of $1.1 million and an increase to deferred tax assets of $0.3 million. Please see Note 20, “Recent Accounting Guidance,” for further discussion.

The Company receives a tax deduction for certain transactions associated with its stock plan awards. The actual income tax benefits realized from these transactions for the thirty-nine weeks ended October 29, 2017 and October 30, 2016 were $9.3 million and $6.6 million, respectively. As a result of the Company’s adoption of the update discussed above, the Company recognized an immaterial amount of discrete net excess tax deficiencies related to share-based payments in its provision for income taxes for the thirty-nine weeks ended October 29, 2017. Prior to the adoption of this update, the Company recognized excess tax benefits or tax deficiencies in equity as a component of additional paid in capital.

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

The following summarizes the assumptions used to estimate the fair value of service-based stock options granted during the thirty-nine weeks ended October 29, 2017 and October 30, 2016:

	Thirty-Nine Weeks Ended
	10/29/17	10/30/16
Weighted average risk-free interest rate	2.10%	1.45%
Weighted average expected option term (in years)	6.25	6.25
Weighted average Company volatility	29.46%	34.56%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per option	$33.50	$35.63

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

Service-based stock option activity for the thirty-nine weeks ended October 29, 2017 was as follows:

(In thousands, except per option data)	Options	Weighted Average Exercise Price Per Option
Outstanding at January 29, 2017	1,466	$75.74
Granted	142	101.94
Exercised	150	75.02
Cancelled	10	108.23
Outstanding at October 29, 2017	1,448	$78.17
Exercisable at October 29, 2017	1,018	$67.42

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

RSU activity for the thirty-nine weeks ended October 29, 2017 was as follows:

(In thousands, except per RSU data)	RSUs	Weighted Average Grant Date Fair Value Per RSU
Non-vested at January 29, 2017	812	$105.96
Granted	442	103.11
Vested	257	108.93
Cancelled	53	104.90
Non-vested at October 29, 2017	944	$103.88

Performance Share Units

The Company granted contingently issuable PSUs to certain of the Company’s senior executives during 2015, 2016 and 2017 subject to a three-year performance period. For such awards, the final number of shares to be earned, if any, is contingent upon the Company’s achievement of goals for the applicable performance period, of which 50% is based upon the Company’s absolute stock price growth during the applicable performance period and 50% is based upon the Company’s total shareholder return during the applicable performance period relative to other companies included in the S&P 500 as of the date of grant. The Company records expense ratably over the applicable vesting period regardless of whether the market condition is satisfied because the awards are subject to market conditions. The fair value of the awards granted in 2017 and 2016 was established for each grant on the grant date using the Monte Carlo simulation model, which was based on the following assumptions:

	2017	2016
Risk-free interest rate	1.49%	1.04%
Expected Company volatility	31.29%	28.33%
Expected annual dividends per share	$0.15	$0.15
Weighted average grant date fair value per PSU	$96.81	$87.16

Certain of the awards granted in 2017 and 2016 are subject to a holding period of one year after the vesting date. For such awards, the grant date fair value was discounted 12.67% and 12.99%, respectively, for the restriction of liquidity.

PSU activity for the thirty-nine weeks ended October 29, 2017 was as follows:

(In thousands, except per PSU data)	PSUs	Weighted Average Grant Date Fair Value Per PSU
Non-vested at January 29, 2017	125	$92.32
Granted	72	96.81
Vested	—	—
Cancelled	—	—
Non-vested at October 29, 2017	197	$93.97

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in AOCL, net of related taxes, by component for the thirty-nine weeks ended October 29, 2017:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, January 29, 2017	$(737.7)		$26.9	$(710.8)
Other comprehensive income (loss) before reclassifications	241.9	(1)	(58.8)	183.1
Less: Amounts reclassified from AOCL	—		(2.2)	(2.2)
Other comprehensive income (loss)	241.9		(56.6)	185.3
Balance, October 29, 2017	$(495.8)		$(29.7)	$(525.5)

(1) Foreign currency translation adjustments included a net loss on net investment hedge of $19.8 million.

The following table presents the changes in AOCL, net of related taxes, by component for the thirty-nine weeks ended October 30, 2016:

(In millions)	Foreign currency translation adjustments		Net unrealized and realized gain (loss) on effective cash flow hedges	Total
Balance, January 31, 2016	$(730.4)		$26.2	$(704.2)
Other comprehensive income (loss) before reclassifications	23.4	(2)	(18.2)	5.2
Less: Amounts reclassified from AOCL	—		0.7	0.7
Other comprehensive income (loss)	23.4		(18.9)	4.5
Balance, October 30, 2016	$(707.0)		$7.3	$(699.7)

(2) Foreign currency translation adjustments included a net gain on net investment hedge of $9.0 million.

The following table presents reclassifications out of AOCL to earnings for the thirteen and thirty-nine weeks ended October 29, 2017 and October 30, 2016:

	Amount Reclassified from AOCL				Affected Line Item in the Company’s Consolidated Income Statements
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/29/17	10/30/16	10/29/17	10/30/16
Realized (loss) gain on effective cash flow hedges:
Foreign currency forward exchange contracts (inventory purchases)	$(6.9)	$0.0	$1.2	$8.2	Cost of goods sold
Interest rate swap agreements	(1.3)	(3.6)	(5.3)	(8.7)	Interest expense
Less: Tax effect	(0.4)	(1.5)	(1.9)	(1.2)	Income tax expense
Total, net of tax	$(7.8)	$(2.1)	$(2.2)	$0.7

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

During the thirty-nine weeks ended October 29, 2017 and October 30, 2016, the Company purchased 1.8 million shares and 2.3 million shares, respectively, of its common stock under the program in open market transactions for $192.3 million and $225.8 million, respectively. As of October 29, 2017, the repurchased shares were held as treasury stock and $616.5 million of the authorization remained available for future share repurchases.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of vested restricted stock, RSUs and PSUs to satisfy tax withholding requirements.

16. NET INCOME PER COMMON SHARE

The Company computed its basic and diluted net income per common share as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions, except per share data)	10/29/17	10/30/16	10/29/17	10/30/16

Net income attributable to PVH Corp.	$239.2	$126.2	$429.3	$448.3

Weighted average common shares outstanding for basic net income per common share	77.3	80.0	77.8	80.6
Weighted average impact of dilutive securities	1.2	0.7	0.9	0.6
Total shares for diluted net income per common share	78.5	80.7	78.7	81.2

Basic net income per common share attributable to PVH Corp.	$3.09	$1.58	$5.52	$5.56

Diluted net income per common share attributable to PVH Corp.	$3.05	$1.56	$5.45	$5.52

Potentially dilutive securities excluded from the calculation of diluted net income per common share as the effect would be anti-dilutive were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	10/29/17	10/30/16	10/29/17	10/30/16

Weighted average potentially dilutive securities	0.3	0.7	0.6	0.9

Shares underlying contingently issuable awards that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of October 29, 2017 and October 30, 2016 and, therefore, were excluded from the calculation of diluted net income per common share for the thirteen and thirty-nine weeks ended October 29, 2017 and October 30, 2016. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 0.1 million as of both October 29, 2017 and October 30, 2016. These amounts were also excluded from the computation of weighted average potentially dilutive securities in the table above.

17. NONCASH INVESTING AND FINANCING TRANSACTIONS

The Company recorded increases to goodwill of $42.6 million and $40.3 million during the thirty-nine weeks ended October 29, 2017 and October 30, 2016, respectively, related to liabilities incurred for contingent purchase price payments to Mr. Calvin Klein. Such amounts are not due or paid in cash until 45 days subsequent to the Company’s applicable quarter end. As such, during the thirty-nine weeks ended October 29, 2017 and October 30, 2016, the Company paid $37.7 million and $36.4 million, respectively, in cash related to contingent purchase price payments to Mr. Calvin Klein that were recorded as additions to goodwill during the periods the liabilities were incurred.

Omitted from purchases of property, plant and equipment in the Company’s Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2017 and October 30, 2016 were $2.1 million and $6.3 million, respectively, of assets acquired through capital leases.

Omitted from acquisition of treasury shares in the Company’s Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2017 and October 30, 2016 were $1.9 million and $3.2 million, respectively, of shares repurchased under the stock repurchase program for which the trades occurred but remained unsettled as of the end of the respective period.

The Company completed the Belgian acquisition during the third quarter of 2017. Omitted from business acquisitions, net of cash acquired in the Company’s Statement of Cash Flows for the thirty-nine weeks ended October 29, 2017 was a $1.9 million payable for the portion of the acquisition consideration expected to be paid in the fourth quarter of 2017.

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

Calvin Klein North America Segment - This segment consists of the Company’s Calvin Klein North America division. This segment derives revenue principally from (i) marketing CALVIN KLEIN branded apparel and related products at wholesale in the United States and Canada, primarily to department and specialty stores and digital commerce sites operated by key department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and digital commerce sites in the United States and Canada, which sell CALVIN KLEIN branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the CALVIN KLEIN brand names for a broad array of products in North America. This segment also includes, since December 2016, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in Mexico relating to the affiliate’s Calvin Klein business.

Calvin Klein International Segment - This segment consists of the Company’s Calvin Klein International division. This segment derives revenue principally from (i) marketing CALVIN KLEIN branded apparel and related products at wholesale principally in Europe, Asia and Brazil, primarily to department and specialty stores, digital commerce sites operated by key department store customers and pure play digital commerce retailers, franchisees, distributors and licensees; (ii) operating retail stores and digital commerce sites in Europe, Asia and Brazil, which sell CALVIN KLEIN branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the CALVIN KLEIN brand names for a broad array of products outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated foreign affiliate in Australia relating to the affiliate’s Calvin Klein business and its unconsolidated Calvin Klein foreign affiliate in India.

Tommy Hilfiger North America Segment - This segment consists of the Company’s Tommy Hilfiger North America division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale in the United States and Canada, primarily to department stores, principally Macy’s, Inc. and Hudson’s Bay Company, as well as digital commerce sites operated by these department store customers and pure play digital commerce retailers; (ii) operating retail stores, which are primarily located in premium outlet centers in the United States and Canada, and a digital commerce site in the United States, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad array of products in North America. This segment also includes, since December 2016, the Company’s proportionate share of the net income or loss of its investment in its unconsolidated foreign affiliate in Mexico relating to the affiliate’s Tommy Hilfiger business.

Tommy Hilfiger International Segment - This segment consists of the Company’s Tommy Hilfiger International division. This segment derives revenue principally from (i) marketing TOMMY HILFIGER branded apparel and related products at wholesale principally in Europe and China, primarily to department and specialty stores, digital commerce sites operated by key department store customers and pure play digital commerce retailers, franchisees, distributors and licensees; (ii) operating retail stores in Europe, China and Japan and international digital commerce sites, which sell TOMMY HILFIGER branded apparel, accessories and related products; and (iii) licensing and similar arrangements relating to the use by third parties of the TOMMY HILFIGER brand names for a broad array of products outside of North America. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated Tommy Hilfiger foreign affiliates in Brazil and India and its unconsolidated foreign affiliate in Australia relating to the affiliate’s Tommy Hilfiger business. This segment included the Company’s proportionate share of the net income or loss of its investment in TH China until April 13, 2016, on which date the Company began to consolidate the operations as a wholly owned subsidiary of the Company in conjunction with the TH China acquisition. Please see Note 3, “Acquisitions,” for further discussion.

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

This segment also derives revenue from Company operated digital commerce sites in the United States through SpeedoUSA.com and, since March 30, 2017, TrueandCo.com. This segment also includes the Company’s proportionate share of the net income or loss of its investments in its unconsolidated foreign affiliates in Australia and, since December 2016, in Mexico relating to the affiliate’s Heritage Brands businesses.

Heritage Brands Retail Segment - This segment consists of the Company’s Heritage Brands Retail division. This segment derives revenue principally from operating retail stores, primarily located in outlet centers throughout the United States and Canada, which primarily sell apparel, accessories and related products. A majority of the Company’s Heritage Brands stores offer a broad selection of Van Heusen men’s and women’s apparel, along with a limited selection of the Company’s dress shirt and neckwear offerings and IZOD Golf, Warner’s and Speedo brand products. Approximately half of these stores operate under the Van Heusen name, with the remaining stores featuring multiple brand names on the door signage.

The following tables present summarized information by segment:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	10/29/17	(1)	10/30/16	(1)	10/29/17	10/30/16
Revenue – Calvin Klein North America
Net sales	$413.4		$444.4		$1,091.8	$1,144.5
Royalty revenue	46.3		43.1		113.0	101.4
Advertising and other revenue	16.0		14.4		38.5	34.6
Total	475.7		501.9		1,243.3	1,280.5

Revenue – Calvin Klein International
Net sales	439.5		364.0		1,164.3	986.5
Royalty revenue	20.2		18.8		57.1	54.2
Advertising and other revenue	7.2		6.5		20.2	19.1
Total	466.9		389.3		1,241.6	1,059.8

Revenue – Tommy Hilfiger North America
Net sales	383.2		383.6		1,062.1	1,100.7
Royalty revenue	22.0		14.8		53.8	35.0
Advertising and other revenue	5.1		3.8		12.7	8.5
Total	410.3		402.2		1,128.6	1,144.2

Revenue – Tommy Hilfiger International
Net sales	595.0		512.3		1,581.9	1,399.0
Royalty revenue	11.8		11.6		33.6	33.3
Advertising and other revenue	1.7		1.1		8.3	2.7
Total	608.5		525.0		1,623.8	1,435.0

Revenue – Heritage Brands Wholesale
Net sales	324.4		354.2		967.9	964.1
Royalty revenue	4.7		5.1		14.4	15.3
Advertising and other revenue	0.8		1.1		2.6	2.9
Total	329.9		360.4		984.9	982.3

Revenue – Heritage Brands Retail
Net sales	64.7		64.9		190.7	191.7
Royalty revenue	0.8		0.5		2.6	1.7
Advertising and other revenue	0.2		0.1		0.4	0.2
Total	65.7		65.5		193.7	193.6

Total Revenue
Net sales	2,220.2		2,123.4		6,058.7	5,786.5
Royalty revenue	105.8		93.9		274.5	240.9
Advertising and other revenue	31.0		27.0		82.7	68.0
Total	$2,357.0		$2,244.3		$6,415.9	$6,095.4

(1)
Revenue was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report for further discussion.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(In millions)	10/29/17	(2)	10/30/16	(2)	10/29/17	(2)	10/30/16	(2)
Income (loss) before interest and taxes – Calvin Klein North America	$66.1		$(0.7)	(8)	$156.0		$92.6	(8) (12) (13)

Income before interest and taxes – Calvin Klein International	76.3		69.6		175.4		172.3	(12) (13)

Income before interest and taxes – Tommy Hilfiger North America	52.6	(3)	41.3		87.0	(3) (5)	110.4

Income before interest and taxes – Tommy Hilfiger International	94.1	(4)	75.0	(9) (10)	184.4	(4) (5)	287.8	(9) (11)

Income before interest and taxes – Heritage Brands Wholesale	28.4		41.2		89.2		77.4	(12)

Income before interest and taxes – Heritage Brands Retail	1.5		2.4		7.5		8.2

Loss before interest and taxes – Corporate(1)	(38.3)	(6)	(30.9)		(125.1)	(6) (7)	(113.2)	(12) (14)

Income before interest and taxes	$280.7		$197.9		$574.4		$635.5

(1)
Includes corporate expenses not allocated to any reportable segments, the Company’s proportionate share of the net income or loss of its investments in the parent company of the Karl Lagerfeld brand and Gazal and the results of PVH Ethiopia. Corporate expenses represent overhead operating expenses and include expenses for senior corporate management, corporate finance, information technology related to corporate infrastructure, actuarial gains and losses from the Company’s Pension Plans, SERP Plans and Postretirement Plans (which are generally recorded in the fourth quarter) and gains and losses from changes in the fair value of foreign currency option contracts.

(2)
Income (loss) before interest and taxes was impacted by fluctuations of the United States dollar against foreign currencies in which the Company transacts significant levels of business. Please see section entitled “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report for further discussion.

(3)
Income before interest and taxes for the thirteen and thirty-nine weeks ended October 29, 2017 included costs of $5.1 million and $19.2 million, respectively, associated with the relocation of the Company’s Tommy Hilfiger office in New York, including noncash depreciation expense.

(4)
Income before interest and taxes for the thirteen and thirty-nine weeks ended October 29, 2017 included costs of $6.4 million and $19.9 million, respectively, associated with the TH China acquisition, primarily consisting of amortization of short-lived assets.

(5)
Income before interest and taxes for the thirty-nine weeks ended October 29, 2017 included costs of $54.2 million associated with the agreements entered into on March 20, 2017 for a transaction to restructure the Company’s supply chain relationship with Li & Fung Trading Limited (“Li & Fung”), which were recorded in SG&A expenses. Under these agreements, the Company terminated its non-exclusive buying agency agreement with Li & Fung during the third quarter of 2017. Such costs were included in the Company’s segments as follows: $31.3 million in Tommy Hilfiger North America and $22.9 million in Tommy Hilfiger International. In the third quarter of 2017, the transaction closed and the $54.2 million liability previously accrued in 2017 was paid in full.

(6)
Loss before interest and taxes for the thirteen and thirty-nine weeks ended October 29, 2017 included costs of $2.5 million and $9.8 million, respectively, associated with the consolidation within the Company’s warehouse and distribution network in North America.

(7)
Loss before interest and taxes for the thirty-nine weeks ended October 29, 2017 included costs of $9.4 million related to the noncash settlement of certain of the Company’s benefit obligations related to its Pension Plans as a result of an annuity purchased for certain participants, under which such obligations were transferred to an insurer. Please see Note 8, “Retirement and Benefit Plans,” for further discussion.

(8)	(Loss) income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2016 included a noncash loss of $76.9 million recorded in connection with the Mexico deconsolidation.

(9)
Income before interest and taxes for the thirteen and thirty-nine weeks ended October 30, 2016 included a gain of $18.1 million associated with a payment made to the Company to exit a TOMMY HILFIGER flagship store in Europe.

(10)
Income before interest and taxes for the thirteen weeks ended October 30, 2016 included costs of $17.3 million associated with the TH China acquisition, primarily consisting of valuation adjustments and amortization of short-lived assets.

(11)
Income before interest and taxes for the thirty-nine weeks ended October 30, 2016 included a noncash gain of $153.1 million to write-up the Company’s equity investment in TH China to fair value in connection with the TH China acquisition. Partially offsetting the gain were acquisition related costs of $61.8 million, primarily consisting of valuation adjustments and amortization of short-lived assets, and a one-time cost of $5.9 million recorded on the Company’s equity investment in TH China. Please see Note 3, “Acquisitions,” for further discussion.

(12)
Income (loss) before interest and taxes for the thirty-nine weeks ended October 30, 2016 included costs of $9.8 million associated with the integration of Warnaco and the related restructuring. Such costs were included in the Company’s segments as follows: $0.2 million in Calvin Klein North America; $2.6 million in Calvin Klein International; $0.4 million in Heritage Brands Wholesale; and $6.6 million in corporate expenses not allocated to any reportable segments.

(13)
Income before interest and taxes for the thirty-nine weeks ended October 30, 2016 included costs of $5.5 million associated with the restructuring related to the new global creative strategy for CALVIN KLEIN. Such costs were included in the Company’s segments as follows: $2.7 million in Calvin Klein North America; and $2.8 million in Calvin Klein International.

(14)
Loss before interest and taxes for the thirty-nine weeks ended October 30, 2016 included costs of $15.8 million related to the Company’s amendment of its credit facilities. Please see Note 9, “Debt,” for further discussion.

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

19. GUARANTEES

The Company is deemed to have guaranteed lease payments for substantially all G. H. Bass & Co. (“Bass”) retail stores included in the sale of substantially all of the assets of the Company’s Bass business in the fourth quarter of 2013 pursuant to the terms of noncancelable leases expiring on various dates through 2022. These obligations deemed to be guaranteed include minimum rent payments and relate to leases that commenced prior to the sale of the Bass assets. In certain instances, the Company’s obligations remain in effect when an option is exercised to extend the term of the lease. The maximum amount deemed to have been guaranteed for all leases as of October 29, 2017 was $14.8 million and the Company has the right to seek recourse from the buyer of the Bass assets for the full amount. The liability for the guaranteed lease payments as of October 29, 2017, January 29, 2017 and October 30, 2016 was $0.7 million, $1.1 million and $1.1 million, respectively, which was included in accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets.

In connection with the Company’s investments in its joint venture in Australia and one of its joint ventures in India, the Company has guaranteed a portion of the entities’ debt and other obligations. The maximum amount guaranteed as of October 29, 2017 was approximately $11.9 million, which is subject to exchange rate fluctuation. The guarantees are in effect for the entire terms of the respective obligations. The liability for these guarantee obligations was immaterial as of October 29, 2017, January 29, 2017 and October 30, 2016.

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

The FASB issued in March 2016 an update to accounting guidance to simplify several aspects of accounting for share-based payment award transactions, including the accounting for forfeitures, income taxes and statutory tax withholding requirements, as well as classification of these transactions in the statement of cash flows. The Company adopted this update in the first quarter of 2017. With respect to accounting for forfeitures, the Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures in determining compensation expense. This accounting change was applied on a modified retrospective basis and resulted in a cumulative-effect adjustment to decrease beginning retained earnings by $0.8 million, with an offsetting increase to additional paid in capital of $1.1 million and an increase to deferred tax assets of $0.3 million. With respect to the accounting for income taxes, this update requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. Prior to the adoption of this update, the Company recognized excess tax benefits or tax deficiencies in equity as a component of additional paid in capital. During the thirty-nine weeks ended October 29, 2017, the Company recognized in income tax expense an immaterial amount of discrete net excess tax deficiencies. In addition, excess tax benefits are now classified as an operating activity in the Company’s Consolidated Statements of Cash Flows instead of as a financing activity, and such classification has been applied on a retrospective basis to all periods presented. As a result, excess tax benefits of $0.9 million for the thirty-nine weeks ended October 30, 2016 was reclassified from financing activities to operating activities. The update also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements are presented within financing activities in the Company’s Consolidated Statements of Cash Flows, which is consistent with the Company’s historical presentation, and therefore had no impact to the Company.

Accounting Guidance Issued But Not Adopted as of October 29, 2017

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

The FASB issued in October 2016 an update to accounting guidance to simplify income tax accounting on intercompany sales or transfers of assets other than inventory. The existing guidance requires entities to defer the income tax effect of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The update requires companies to immediately recognize in their income statement the income tax effects of an intercompany sale or transfer of an asset other than inventory. The update will be effective for the Company in the first quarter of 2018. Entities are required to apply the update using a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. As of October 29, 2017, the Company had deferred charges of $7.7 million related to intercompany sales and transfers of assets recorded in other assets. Upon adoption of this update, other assets will be reduced by the then current amount of deferred charges with a corresponding adjustment to opening retained earnings.

The FASB issued in November 2016 an update to accounting guidance to clarify and provide specific guidance on the cash flow classifications and presentation of changes in restricted cash. The update requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the statement of cash flows. The update will be effective for the Company in the first quarter of 2018, with early adoption permitted. Retrospective adoption is required. The adoption is not expected to have any impact on the Company’s Consolidated Statement of Cash Flows as the Company does not currently have any restricted cash.

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

The FASB issued in March 2017 an update to accounting guidance to change the income statement presentation of net periodic pension cost and net periodic postretirement benefit cost. The update requires employers to report the service cost component of pension and postretirement net benefit cost in the same income statement line item as other compensation costs arising from services rendered by the employees during the applicable period. The other components of net benefit cost are required to be presented in the income statement separately from the service component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component of net benefit cost is eligible for capitalization, when applicable.

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

The FASB issued in August 2017 an update to accounting guidance to simplify the application of hedge accounting in certain situations and allow companies to better align their hedge accounting with their risk management activities. The update eliminates the requirement to separately measure and report hedge ineffectiveness and requires companies to recognize all elements of hedge accounting that impact earnings in the same income statement line as the hedged item. The update also simplifies the requirements for hedge documentation and effectiveness assessments and amends the presentation and disclosure requirements. The update will be effective for the Company in the first quarter of 2019, with early adoption permitted. Entities are required to adopt the update using a modified retrospective approach, except for the presentation and disclosure guidance, which is required to be applied on a prospective basis. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

21. OTHER COMMENTS

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of the Company’s finished goods inventory suppliers, has a wholly owned subsidiary with which the Company entered into a loan agreement in the fourth quarter of 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $13.8 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) LIBOR plus 4.00% thereafter. The outstanding balance, including accrued interest, was $13.9 million as of both October 29, 2017 and January 29, 2017 and was included in other assets in the Company’s Consolidated Balance Sheets.

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

We are one of the largest branded apparel companies in the world, with a history going back over 135 years. Our brand portfolio consists of nationally and internationally recognized brand names, including CALVIN KLEIN, TOMMY HILFIGER, Van Heusen, IZOD, ARROW, Speedo (licensed in perpetuity for North America and the Caribbean from Speedo International Limited), Warner’s, Olga and True&Co. We also license brands from third parties primarily for use on dress shirts and neckwear offered in the United States and Canada.

Our business strategy is to position our brands to sell in a range of price points and in multiple channels of distribution and regions. This enables us to offer products to a broad range of consumers, while minimizing competition among our brands and reducing our reliance on any one demographic group, merchandise preference, price point, distribution channel or region. We also license our brands to third parties and joint ventures for product categories and in jurisdictions where we believe our partners’ expertise can better serve our businesses.

OPERATIONS OVERVIEW

We generate net sales from (i) the wholesale distribution to retailers, franchisees, licensees and distributors of dress shirts, neckwear, sportswear, jeanswear, performance apparel, intimate apparel, underwear, swim products, handbags, accessories, footwear and other related products under owned and licensed trademarks, including through digital commerce sites operated by our wholesale partners and pure play digital commerce retailers, and (ii) the sale of certain of these products through (a) approximately 1,650 Company-operated free-standing retail store locations worldwide under our CALVIN KLEIN, TOMMY HILFIGER and certain of our heritage brands, (b) over 1,350 Company-operated shop-in-shop/concession locations worldwide under our CALVIN KLEIN and TOMMY HILFIGER trademarks, and (c) digital commerce sites in certain countries under our CALVIN KLEIN and TOMMY HILFIGER trademarks and in the United States through our SpeedoUSA.com digital commerce site and, since March 30, 2017, through our TrueandCo.com digital commerce site. Additionally, we generate royalty, advertising and other revenue from fees for licensing the use of our trademarks.

On April 13, 2016, we completed the acquisition of the 55% of the ownership interests in TH Asia, Ltd. (“TH China”), our former joint venture for TOMMY HILFIGER in China, that we did not already own (the “TH China acquisition”). As a result of the TH China acquisition, we now operate directly our Tommy Hilfiger business in this high-growth market. The total consideration for the acquisition was $161 million (including the elimination of a $3 million pre-acquisition receivable owed to us by TH China), net of cash acquired of $105 million. We recorded a net pre-tax gain of $85 million in the thirty-nine weeks ended October 30, 2016, including a noncash gain of $153 million to write-up our equity investment to fair value prior to the acquisition closing and costs of $68 million, which were primarily noncash valuation adjustments and amortization of short-lived assets. We recorded pre-tax charges of $20 million in the thirty-nine weeks ended October 29, 2017 and expect to incur additional pre-tax charges of approximately $7 million during the remainder of 2017, primarily consisting of noncash amortization of short-lived assets.

On November 30, 2016, we formed a joint venture in Mexico (“PVH Mexico”) in which we own a 49% economic interest. The joint venture was formed by merging our wholly owned subsidiary that principally operated and managed our Calvin Klein business in Mexico with a wholly owned subsidiary of Grupo Axo, S.A.P.I. de C.V. that distributes certain TOMMY HILFIGER brand products in Mexico. In connection with the formation of PVH Mexico, we deconsolidated our wholly owned subsidiary (the “Mexico deconsolidation”). We recorded a pre-tax noncash loss of $77 million in the thirty-nine weeks ended October 30, 2016 in advance of the Mexico deconsolidation. The loss was remeasured in connection with the closing of the transaction in the fourth quarter of 2016, resulting in an additional pre-tax noncash loss of $5 million.

On March 20, 2017, we entered into agreements for a transaction to restructure our supply chain relationship with Li & Fung Trading Limited (“Li & Fung”). Under these agreements, we terminated our non-exclusive buying agency agreement with Li & Fung during the third quarter of 2017 (the “Li & Fung termination”). We recorded pre-tax charges of $54 million in the thirty-nine weeks ended October 29, 2017 in connection with the Li & Fung termination.

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

On September 1, 2017, we acquired the Tommy Hilfiger and Calvin Klein wholesale and concessions businesses in Belgium and Luxembourg from a former agent (the “Belgian acquisition”). As a result of this acquisition, we now operate directly our Tommy Hilfiger and Calvin Klein businesses in this region. The total consideration for the acquisition was $14 million, consisting of $12 million paid in cash and $2 million included in accrued expenses in our Consolidated Balance Sheet as of October 29, 2017, which is expected to be paid in the fourth quarter of 2017.

We recorded pre-tax charges of $19 million in the thirty-nine weeks ended October 29, 2017, including noncash depreciation expense, in connection with the relocation of our Tommy Hilfiger office in New York, which was completed in the third quarter of 2017.

We recorded pre-tax charges of $10 million in the thirty-nine weeks ended October 29, 2017 in connection with the consolidation within our warehouse and distribution network in North America.

We recorded a pre-tax loss of $9 million in the thirty-nine weeks ended October 29, 2017 in connection with the noncash settlement of certain of our benefit obligations related to our retirement plans as a result of a group annuity purchased for certain participants, under which such obligations were transferred to an insurer.

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

We recorded pre-tax charges of $10 million in the thirty-nine weeks ended October 30, 2016 in connection with the integration of Warnaco and the related restructuring.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Amounts recorded in local foreign currencies are translated back to United States dollars using an average exchange rate over the representative period. Our international revenue and earnings are unfavorably impacted during times of a strengthening United States dollar against the foreign currencies in which we generate significant revenue and earnings and favorably impacted during times of a weakening United States dollar against those currencies. In 2016, approximately 50% of our revenue was subject to foreign currency translation. To hedge against a portion of this exposure, beginning in the second quarter of 2016, we entered into several foreign currency option contracts. These contracts represent our purchase of euro put/United States dollar call options and Chinese yuan renminbi put/United States dollar call options. Additionally, there is a transaction impact on our financial results because inventory typically is purchased in United States dollars by our foreign subsidiaries. As with translation, our earnings will be impacted as fluctuations of the United States dollar change the local currency value of inventory, which results in a change in the cost of goods sold in local currency when the goods are sold. We use foreign currency forward exchange contracts to hedge against a portion of the exposure related to this transaction impact. The contracts cover at least 70% of the projected inventory purchases in United States dollars by our foreign subsidiaries. These contracts are generally entered into 12 months in advance of the related inventory purchases. Therefore, the impact of fluctuations of the United States dollar on the cost of inventory purchases covered by these contracts may be realized in our earnings in the year following their inception, as the underlying inventory hedged by the contracts is sold. As such, the unfavorable impact of a strengthening United States dollar against most major currencies in the latter part of 2014 and through 2016, particularly the euro, negatively impacted our gross margin during 2016 and, to a much lesser extent, during the thirty-nine weeks ended October 29, 2017. There is also a transaction impact related to changes in selling, general and administrative (“SG&A”) expenses as a result of fluctuations in foreign currency exchange rates.

Retail comparable store sales discussed below refer to sales for retail stores that have been open for at least 12 months. Sales for retail stores that are closed during the year are excluded from the calculation of retail comparable store sales. Sales for retail stores that are either relocated, materially altered in size or closed for a certain number of consecutive days are also excluded from the calculation of retail comparable store sales until such stores have been in their new location or in their newly renovated state for at least 12 months. Sales from our Company-operated digital commerce sites are included within retail comparable store sales for those businesses and regions that have operated the related digital commerce site for at least 12 months. Retail comparable store sales are based on comparable weeks and local currencies.

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

Due to the above factors, our operating results for the thirteen and thirty-nine weeks ended October 29, 2017 are not necessarily indicative of those for a full fiscal year.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 29, 2017 Compared With Thirteen Weeks Ended October 30, 2016

Total Revenue

Total revenue in the third quarter of 2017 was $2.357 billion as compared to $2.244 billion in the third quarter of the prior year. The increase in revenue of $113 million was due to the effect of the following items:

•
The net addition of $51 million of revenue attributable to our Calvin Klein International and Calvin Klein North America segments. Calvin Klein International segment revenue increased 20% (including a 4% positive foreign currency impact), driven by continued outstanding performance in the European wholesale business and strong international retail results. The growth in retail was attributable to a 9% increase in international comparable store sales and square footage expansion in Company-operated stores. Revenue in the Calvin Klein North America segment decreased 5% (including a 1% positive foreign currency impact), primarily due to a reduction of approximately $20 million resulting from the Mexico deconsolidation, as well as a 1% decline in North America comparable store sales.

•
The addition of an aggregate $92 million of revenue attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments. Tommy Hilfiger International segment revenue increased 16% (including a 5% positive foreign currency impact), driven by outstanding performance across Europe and continued strength in Asia. Tommy Hilfiger International comparable store sales increased 7%. Revenue in the Tommy Hilfiger North America segment increased 2% (including a 1% positive foreign currency impact), principally due to a 6% increase in comparable store sales, partially offset by a reduction of approximately $20 million resulting from the discontinuation of our directly operated womenswear wholesale business in the United States and Canada during the fourth quarter of 2016 in connection with the licensing of this business to G-III Apparel Group, Ltd. (the “G-III license” and “G-III,” respectively).

•
The net reduction of $30 million of revenue attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments, principally due to a planned shift in the timing of wholesale shipments from the third quarter into the second quarter as compared to the prior year periods. Comparable store sales increased 2%.

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

Gross profit in the third quarter of 2017 was $1.297 billion, or 55.0% of total revenue, as compared to $1.192 billion, or 53.1% of total revenue in the third quarter of the prior year. The 190 basis point increase in gross margin was principally driven by (i) a favorable mix of business due to faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher gross margins, (ii) strong gross margin improvements in our North America segments and (iii) gross margin improvements related to the Mexico deconsolidation and the G-III license, as the directly operated businesses in Mexico and the directly operated Tommy Hilfiger wholesale womenswear business in the United States and Canada were replaced by royalty revenues from PVH Mexico and G-III, which carry no cost of goods sold.

SG&A Expenses

SG&A expenses in the third quarter of 2017 were $1.020 billion, or 43.3% of total revenue, as compared to $918 million, or 40.9% of total revenue in the third quarter of the prior year. The 240 basis point increase in SG&A expenses as a percentage of total revenue was principally attributable to (i) a change in the mix of business due to faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue, (ii) a planned increase in marketing expenditures, primarily in our Calvin Klein business, (iii) the absence of the gain recorded in the third quarter of the prior year in connection with a payment made to the Company to exit a TOMMY HILFIGER flagship store in Europe and (iv) the costs incurred in connection with the relocation of our Tommy Hilfiger office in New York, including noncash depreciation expense. These increases were partially offset by a reduction of costs incurred in connection with the TH China acquisition, primarily consisting of noncash valuation adjustments and amortization of short-lived assets.

Other Noncash (Loss) Gain, Net

We recorded a pre-tax noncash loss of $77 million in the third quarter of 2016 in connection with the Mexico deconsolidation. The loss was remeasured in connection with the closing of the transaction in the fourth quarter of 2016, resulting in an additional pre-tax noncash loss of $5 million. Please see Note 4, “Assets Held for Sale,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates in the third quarter of 2017 was $4 million as compared to $1 million in the third quarter of the prior year. These amounts relate to our share of income (loss) from our joint ventures for the TOMMY HILFIGER brand in India and Brazil, for the CALVIN KLEIN brand in India, for the TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands in Australia, and for the CALVIN KLEIN, TOMMY HILFIGER, Warner’s, Olga and Speedo brands in Mexico (since the formation of PVH Mexico on November 30, 2016). Also included is our share of income (loss) from our investments in the parent company of the Karl Lagerfeld brand (“Karl Lagerfeld”) and, beginning in the third quarter of 2016, in Gazal Corporation Limited (“Gazal”), our joint venture partner in Australia. All of these investments are being accounted for under the equity method of accounting. Please see the section entitled “Investments in Unconsolidated Affiliates” within the section entitled “Liquidity and Capital Resources” below for further discussion.

Interest Expense, Net

Net interest expense increased to $31 million in the third quarter of 2017 from $29 million in the third quarter of the prior year, primarily due to an increase in short-term borrowings. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for further discussion.

Income Taxes

The effective income tax rate for the third quarter of 2017 was 4.4% compared to 25.3% in the third quarter of the prior year. The effective income tax rates for the third quarters of 2017 and 2016 were lower than the United States statutory rate due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns. Also contributing to the lower effective income tax rates for the third quarters of 2017 and 2016 was the overall benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions from the expiration of applicable statutes of limitation, which resulted in a benefit to our effective income tax rates of 14.7% and 14.1%, respectively. These benefits were partially offset in the third quarter of 2016 by the unfavorable impact of the tax expense recorded on the assets held for sale in connection with the Mexico deconsolidation that resulted in a 9.8% provision to our effective income tax rate.
We file income tax returns in more than 40 international jurisdictions each year. All of the international jurisdictions in which we file tax returns, with the exception of Japan, have lower statutory tax rates than the United States statutory tax rate. A substantial amount of our earnings come from our international operations, particularly in the Netherlands, Hong Kong, China, Korea and Canada. The lower statutory income tax rates in these jurisdictions, as compared to the United States statutory rate, coupled with special rates levied on income from certain of our jurisdictional activities, significantly reduce our consolidated effective income tax rate.
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

The net loss attributable to the redeemable non-controlling interest was immaterial for the third quarters of 2017 and 2016. Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

Thirty-Nine Weeks Ended October 29, 2017 Compared With Thirty-Nine Weeks Ended October 30, 2016

Total Revenue

Total revenue in the thirty-nine weeks ended October 29, 2017 was $6.416 billion as compared to $6.095 billion in the thirty-nine week period of the prior year. The impact of foreign currency translation on our revenue in the thirty-nine weeks ended October 29, 2017 on a consolidated basis and for each of our segments was immaterial. The increase in revenue of $321 million was due to the effect of the following items:

•
The net addition of $145 million of revenue attributable to our Calvin Klein International and Calvin Klein North America segments. Calvin Klein International segment revenue increased 17%, driven by continued strength in Europe and China. Calvin Klein International comparable store sales increased 6%. Revenue in the Calvin Klein North America segment decreased 3%, primarily due to a reduction of approximately $50 million resulting from the Mexico deconsolidation, as well as a 3% decline in comparable store sales.

•
The net addition of $173 million of revenue attributable to our Tommy Hilfiger International and Tommy Hilfiger North America segments. Tommy Hilfiger International segment revenue increased 13%, driven principally by outstanding performance in Europe and the inclusion of a full first quarter of revenue from the China business as a result of the TH China acquisition in April 2016. Tommy Hilfiger International comparable store sales increased 8%. Revenue in the Tommy Hilfiger North America segment decreased 1%, principally due to a reduction of approximately $60 million resulting from the G-III license, which more than offset a 1% increase in comparable store sales.

•	The addition of an aggregate $3 million attributable to our Heritage Brands Retail and Heritage Brands Wholesale segments due to a 1% increase in comparable stores sales.

We currently expect that revenue for the full year 2017 will increase approximately 7% compared to 2016, inclusive of a positive impact of approximately 1% related to foreign currency translation. Negatively impacting revenue in 2017 as compared to 2016 is a reduction of approximately $150 million due to the effects of the Mexico deconsolidation and the G-III license. Revenue for the year for the Calvin Klein business is currently expected to increase approximately 9% compared to 2016, inclusive of a positive impact of approximately 2% related to foreign currency translation, as well as the negative impact of the Mexico deconsolidation. Revenue for the year for the Tommy Hilfiger business is currently expected to increase approximately 8% compared to 2016, inclusive of a positive impact of approximately 1% related to foreign currency translation, as well as the negative impact of the G-III license. Revenue for the year for the Heritage Brands business is currently expected to be flat compared to 2016.

Gross Profit

Gross profit in the thirty-nine weeks ended October 29, 2017 was $3.525 billion, or 54.9% of total revenue, as compared to $3.232 billion, or 53.0% of total revenue, in the thirty-nine week period of the prior year. The 190 basis point increase in gross margin was principally driven by (i) a favorable mix of business due to faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher gross margins, (ii) gross margin improvements in our North America segments due to less promotional selling as compared to the prior year period and (iii) gross margin improvements related to the Mexico deconsolidation and the G-III license, as the directly operated business in Mexico and the directly operated Tommy Hilfiger wholesale womenswear business in the United States and Canada were replaced by royalty revenues from PVH Mexico and G-III, which carry no cost of goods sold. These increases were partially offset by the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars, particularly our European businesses, as the increased local currency value of inventory resulted in higher cost of goods in local currency when the goods were sold.

We currently expect that gross margin for the fourth quarter of 2017 will also increase as compared to 2016, although the increase will be less pronounced than the increase for the thirty-nine weeks ended October 29, 2017, as we anniversary the gross margin improvements described above resulting from the Mexico deconsolidation and the G-III license, which began in the fourth quarter of 2016. Our expectation that gross margin for the full year 2017 will increase as compared to 2016 is driven by (i) the impact of expected faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher gross margins, (ii) gross margin improvements in our North America segments principally resulting from less promotional selling compared to 2016 and (iii) gross margin improvements related to the Mexico deconsolidation and the G-III license, as the directly operated business in Mexico and the directly operated Tommy Hilfiger wholesale womenswear business in the United States and Canada were replaced by royalty revenues from PVH Mexico and G-III, which carry no cost of goods sold. We currently expect that these gross margin increases will be partially offset by the unfavorable impact of the stronger United States dollar on our international businesses that purchase inventory in United States dollars.

SG&A Expenses

SG&A expenses in the thirty-nine weeks ended October 29, 2017 were $2.957 billion, or 46.1% of total revenue, as compared to $2.658 billion, or 43.6% of total revenue, in the thirty-nine week period of the prior year. The 250 basis point increase in SG&A expenses as a percentage of total revenue was principally attributable to (i) a change in the mix of business due to faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue, (ii) the costs incurred in connection with the Li & Fung termination, (iii) a planned increase in marketing expenditures, as well as investments associated with the CALVIN KLEIN creative team leadership changes, (iv) the absence of the gain recorded in the prior year period in connection with a payment made to the Company to exit a TOMMY HILFIGER flagship store in Europe, (v) the costs incurred in connection with the relocation of our Tommy Hilfiger office in New York, including noncash depreciation expense, (vi) the costs incurred in connection with the consolidation within our warehouse and distribution network in North America and (vii) the loss recorded in connection with the noncash settlement of certain of our benefit obligations related to our retirement plans as a result of a group annuity purchased for certain participants, under which such obligations were transferred to an insurer. These increases were partially offset by a reduction of costs incurred in connection with (i) the TH China acquisition, which were primarily noncash valuation adjustments and amortization of short-lived assets, and (ii) the Warnaco integration and related restructuring.

We currently expect that SG&A expenses as a percentage of total revenue for the fourth quarter of 2017 will also increase compared to 2016, although the increase will be less pronounced than the increase for the thirty-nine weeks ended October 29, 2017 as certain costs, including the costs related to the Li & Fung termination and the relocation of our Tommy Hilfiger office in New York, do not repeat in the fourth quarter. Our expectation that SG&A expenses as a percentage of total revenue for the full year 2017 will increase as compared to 2016 is due to (i) the impact of expected faster growth in our Calvin Klein International and Tommy Hilfiger International segments than in our North America segments, as our International segments generally carry higher SG&A expenses as percentages of total revenue, (ii) the costs related to the Li & Fung termination incurred in the first quarter of 2017, (iii) a planned increase in marketing expenditures, as well as investments associated with the CALVIN KLEIN creative team leadership changes, (iv) the costs related to the relocation of our Tommy Hilfiger office in New York, including noncash depreciation expense, (v) the absence of the gain recorded in the third quarter of the prior year in connection with a payment made to the Company to exit a TOMMY HILFIGER flagship store in Europe and (vi) the costs related to the consolidation within our warehouse and distribution network in North America. Additionally, our expectation of 2017 SG&A expenses includes a $9 million loss recorded in the first quarter in connection with the noncash settlement of certain of our benefit obligations related to our retirement plans as a result of a group annuity purchased for certain participants, while our 2016 SG&A expenses included a $39 million actuarial gain related to our retirement plans recorded in the fourth quarter. These increases will be partially offset by lower costs expected to be incurred in 2017 as compared to 2016 in connection with the TH China acquisition. Our actual 2017 SG&A expenses may be significantly different than our projections because of expenses associated with our retirement plans. Retirement plan expenses recorded throughout the year are calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions. Differences between estimated and actual results give rise to gains and losses that are recorded immediately in earnings, generally in the fourth quarter of the year, which can create volatility in our operating results.
Other Noncash (Loss) Gain, Net

We recorded a pre-tax noncash gain of $153 million in the first quarter of the prior year to write-up our equity investment in TH China to fair value in connection with the TH China acquisition. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

We recorded a pre-tax noncash loss of $77 million in the third quarter of the prior year in connection with the Mexico deconsolidation. The loss was remeasured in connection with the closing of the transaction in the fourth quarter of 2016, resulting in an additional pre-tax noncash loss of $5 million. Please see Note 4, “Assets Held for Sale,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

Debt Modification and Extinguishment Costs
We incurred costs totaling $16 million during the second quarter of the prior year in connection with the amendment of our senior secured credit facilities. Please see the section entitled “Liquidity and Capital Resources” below for further discussion.

Equity in Net Income of Unconsolidated Affiliates

The equity in net income of unconsolidated affiliates in the thirty-nine weeks ended October 29, 2017 was $6 million as compared to $1 million in the thirty-nine week period of the prior year. These amounts relate to our share of income (loss) from our joint ventures for the TOMMY HILFIGER brand in China (prior to the TH China acquisition on April 13, 2016), India and Brazil, for the CALVIN KLEIN brand in India, for the TOMMY HILFIGER, CALVIN KLEIN and Van Heusen brands in Australia, and for the CALVIN KLEIN, TOMMY HILFIGER, Warner’s, Olga and Speedo brands in Mexico (since the formation of PVH Mexico on November 30, 2016). Also included is our share of income (loss) from our investments in Karl Lagerfeld and, beginning in the third quarter of 2016, in Gazal. Our investments in the continuing joint ventures, Karl Lagerfeld and Gazal are being accounted for under the equity method of accounting. Please see the section entitled “Investments in Unconsolidated Affiliates” within “Liquidity and Capital Resources” below for further discussion.

Interest Expense, Net

Net interest expense increased to $89 million in the thirty-nine weeks ended October 29, 2017 from $86 million in the thirty-nine week period of the prior year, primarily due to the impact of the issuance of €350 million of 3 5/8% senior notes in June 2016, partially offset by the impact of long-term debt repayments made during 2016 and the first nine months of 2017.

Net interest expense for the full year 2017 is currently expected to increase to approximately $120 million from $115 million in 2016, primarily due to the impact of the issuance of €350 million of 3 5/8% senior notes in June 2016 and an increase in short-term borrowings as compared to the prior year, primarily in the second half of 2017, partially offset by the impact of long-term debt repayments made during 2016 and expected to be made in 2017. Please see the section entitled “Financing Arrangements” within “Liquidity and Capital Resources” below for further discussion.

Income Taxes

The effective income tax rates for the thirty-nine weeks ended October 29, 2017 and October 30, 2016 were 11.7% and 18.4%, respectively.

We file income tax returns in more than 40 international jurisdictions each year. All of the international jurisdictions in which we file tax returns, with the exception of Japan, have lower statutory tax rates than the United States statutory tax rate. A substantial amount of our earnings come from our international operations, particularly in the Netherlands, Hong Kong, China, Korea and Canada. The lower statutory income tax rates in these jurisdictions, as compared to the United States statutory rate, coupled with special rates levied on income from certain of our jurisdictional activities, significantly reduce our consolidated effective income tax rate.

The effective income tax rates for the thirty-nine weeks ended October 29, 2017 and October 30, 2016 were lower than the United States statutory rate due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns. Also contributing to the lower effective income tax rates for the thirty-nine weeks ended October 29, 2017 and October 30, 2016 was the overall benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions from the expiration of applicable statutes of limitation, which resulted in a benefit to our effective income tax rates of 6.9% and 4.9%, respectively. The effective income tax rate for the thirty-nine weeks ended October 30, 2016 also included the favorable impact of the lower tax rate applicable to the pre-tax gain recorded to write-up our equity investment in TH China to fair value that resulted in a 7.0% benefit to our effective income tax rate, partially offset by the unfavorable impact of the tax expense recorded on the assets held for sale in connection with the Mexico deconsolidation that resulted in a 3.0% provision to our effective income tax rate.

We currently expect that our effective income tax rate for the full year 2017 will be in a range of 13.0% to 13.5%, which is lower than the United States statutory rate, principally due to the benefit of overall lower tax rates in certain international jurisdictions where we file tax returns and the expected overall benefit of certain discrete items, including the favorable impact on certain liabilities for uncertain tax positions from the expiration of applicable statutes of limitation. Our current expectation that the effective income tax rate for the full year 2017 will decrease compared to 18.6% in 2016 is primarily due to an anticipated favorable change in our uncertain tax positions activity and faster growth in our international pre-tax earnings as compared to our domestic pre-tax earnings, partially offset by the absence of a 5.7% full year benefit to our 2016 effective income tax rate related to the pre-tax gain recorded to write-up our equity investment in TH China to fair value. Absent changes to the United States statutory rate, we currently expect the tax rates in the international jurisdictions, particularly in the Netherlands, Hong Kong, China, Korea and Canada, will continue to be lower than the United States statutory rate as a result of lower statutory rates and the benefit of special rates levied on income from certain jurisdictional activities. We expect to benefit from these special rates until 2023.

Our tax rate is affected by many factors, including the mix of international and domestic pre-tax earnings, discrete events arising from specific transactions, and audits by tax authorities or the receipt of new information, any of which can cause us to change our estimate for uncertain tax positions. Additionally, changes stemming from proposed United States tax reform and the discrete impact of any excess tax benefits or tax deficiencies recognized in the fourth quarter related to share-based payment awards, which is dependent upon unpredictable future events, including the timing of exercises, the value realized upon the vesting or exercise of shares versus the fair value of the shares when they were granted and applicable tax rates, could significantly impact our effective income tax rate in the fourth quarter of 2017.

Redeemable Non-Controlling Interest

The net loss attributable to the redeemable non-controlling interest was immaterial for the thirty-nine weeks ended October 29, 2017 and October 30, 2016. We currently expect that the net loss attributable to the redeemable non-controlling interest for the full year 2017 will be immaterial. Please see Note 5, “Redeemable Non-Controlling Interest,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents at October 29, 2017 was $612 million, a decrease of $118 million from the amount at January 29, 2017 of $730 million. The change in cash and cash equivalents included the impact of $190 million of borrowings outstanding under our senior secured revolving credit facilities, which was more than offset by (i) $190 million of common stock repurchases under the stock repurchase program, (ii) $50 million of long-term debt repayments, (iii) a $28 million payment made in connection with the acquisition of True & Co., net of $400,000 of cash acquired; and (iv) a $12 million payment made in connection with the Belgian acquisition. The seasonality of our business may result in significant fluctuations in our cash balance between fiscal year end and subsequent interim periods due to the timing of inventory purchases and peak sales periods. Cash flow for the full year 2017 will be impacted by various factors in addition to those noted below in this “Liquidity and Capital Resources” section, including the amount of debt repayments and stock repurchases we make in 2017.

As of October 29, 2017, approximately $576 million of cash and cash equivalents was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to continue to reinvest these funds in international operations. If management decides at a later date to repatriate these funds to the United States or is required under changes to United States tax law to repatriate these funds or to pay taxes on unrepatriated earnings, we would be required to pay taxes on the applicable amounts based on the applicable United States tax rates.

Operations

Cash provided by operating activities was $243 million in the thirty-nine weeks ended October 29, 2017 compared to $577 million in the thirty-nine weeks ended October 30, 2016. The decrease in cash provided by operating activities was primarily driven by changes in working capital, including an increase in inventories in line with our expected revenue growth in the fourth quarter of 2017 and an increase in trade receivables due in part to higher wholesale sales.

Capital Expenditures

Our capital expenditures in the thirty-nine weeks ended October 29, 2017 were $235 million compared to $163 million in the thirty-nine weeks ended October 30, 2016. The increase in capital expenditures was primarily driven by expenditures related to the relocation of our Tommy Hilfiger office in New York, as well as investments in operations and infrastructure, including upgrading and enhancing our digital commerce platforms and systems related to our supply chain and logistics operations. We currently expect that capital expenditures for the full year 2017 will be approximately $400 million and will primarily include expenditures related to these items.

Investments in Unconsolidated Affiliates

We received dividends of $4 million from our investments in unconsolidated affiliates during the thirty-nine weeks ended October 29, 2017 and made payments related to these investments of $4 million and $3 million during the thirty-nine weeks ended October 29, 2017 and October 30, 2016, respectively, to contribute our share of the joint venture funding for the periods.

During the third quarter of 2016, we acquired approximately 10% of the outstanding capital stock of Gazal, which is listed on the Australian Securities Exchange, for $9 million. Additionally, we issued a note receivable due April 2, 2017 to our joint venture in Brazil during the third quarter of 2016 for $12 million, of which $6 million was repaid in the fourth quarter of 2016 and the remaining balance, including accrued interest, was repaid in the first quarter of 2017.

Loan to a Supplier

Wuxi Jinmao Foreign Trade Co., Ltd. (“Wuxi”), one of our finished goods inventory suppliers, has a wholly owned subsidiary with which we entered into a loan agreement in the fourth quarter of 2016. Under the agreement, Wuxi’s subsidiary borrowed a principal amount of $14 million for the development and operation of a fabric mill. Principal payments are due in semi-annual installments beginning March 31, 2018 through September 30, 2026. The outstanding principal balance of the loan bears interest at a rate of (i) 4.50% per annum until the sixth anniversary of the closing date of the loan and (ii) London Interbank Borrowing Rate (“LIBOR”) plus 4.00% thereafter. The outstanding balance, including accrued interest, was $14 million as of October 29, 2017.

Acquisition of the Wholesale and Concessions Businesses in Belgium and Luxembourg

We completed the Belgian acquisition on September 1, 2017. The acquisition date fair value of the consideration was $14 million, consisting of $12 million paid in cash and $2 million included in accrued expenses in the Consolidated Balance Sheet as of October 29, 2017, which is expected to be paid in the fourth quarter of 2017. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

Acquisition of True & Co.

We acquired True & Co. on March 30, 2017. We paid $28 million, net of $400,000 of cash acquired, as cash consideration for this transaction. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

Acquisition of TH China

We completed the TH China acquisition on April 13, 2016. Prior to April 13, 2016, we accounted for our 45% interest in TH China under the equity method of accounting. We paid $158 million, net of cash acquired of $105 million, as cash consideration for this transaction. Please see Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report for further discussion.

Tommy Hilfiger India Contingent Purchase Price Payments

We reacquired in 2011 the rights in India to the TOMMY HILFIGER trademarks that had been subject to a perpetual license previously granted to GVM International Limited. We were required to make annual contingent purchase price payments based on a percentage of sales of TOMMY HILFIGER products in India in excess of an agreed upon threshold during each of six consecutive 12-month periods immediately following the acquisition. Such payments were subject to a $25 million aggregate maximum and were due within 60 days following each one-year period, with the final payment made in the third quarter of 2017 with respect to the last 12-month period. We made contingent purchase price payments of approximately $1 million during each of the thirty-nine weeks ended October 29, 2017 and October 30, 2016.

Calvin Klein Contingent Purchase Price Payments

In connection with our acquisition of Calvin Klein, we are obligated to pay Mr. Calvin Klein contingent purchase price payments based on 1.15% of total worldwide net sales (as defined in the acquisition agreement, as amended) of products bearing any of the CALVIN KLEIN brands with respect to sales made through February 12, 2018. A significant portion of the sales on which the payments to Mr. Klein are made are wholesale sales by us and our licensees and other partners to retailers. Such contingent purchase price payments totaled $38 million and $36 million in the thirty-nine weeks ended October 29, 2017 and October 30, 2016, respectively. Based upon current exchange rates, we currently expect that such payments will be approximately $55 million for the full year 2017.

Sale of Assets

One of our European subsidiaries sold a building in Amsterdam, the Netherlands in the second quarter of 2016 for proceeds of €15 million (approximately $17 million based on the exchange rate in effect on that date).

Dividends

Our common stock currently pays annual dividends totaling $0.15 per share. Dividends on common stock totaled $12 million in each of the thirty-nine weeks ended October 29, 2017 and October 30, 2016. No further common stock dividends are scheduled to be declared in 2017.

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

During the thirty-nine weeks ended October 29, 2017 and October 30, 2016, we purchased 1.8 million shares and 2.3 million shares, respectively, of our common stock under the program in open market transactions for $192 million and $226 million, respectively. Purchases of $2 million and $3 million were accrued for in the Consolidated Balance Sheets as of October 29, 2017 and October 30, 2016, respectively. The repurchased shares were held as treasury stock and $616 million of the authorization remained available for future share repurchases as of October 29, 2017.

Treasury stock activity also includes shares that were withheld principally in conjunction with the settlement of vested restricted stock, restricted stock units and performance share units to satisfy tax withholding requirements.

Financing Arrangements

Our capital structure was as follows:

(in millions)	October 29, 2017	January 29, 2017	October 30, 2016
Short-term borrowings	$208	$19	$21
Current portion of long-term debt	—	—	—
Capital lease obligations	15	16	18
Long-term debt	3,183	3,197	3,303
Stockholders’ equity	5,250	4,804	4,794

The balance of short-term borrowings as of October 29, 2017 includes borrowings outstanding under our senior secured revolving credit facilities, which are expected to be principally repaid by the end of 2017. In addition, we had $612 million, $730 million and $662 million of cash and cash equivalents as of October 29, 2017, January 29, 2017 and October 30, 2016, respectively.

Short-Term Borrowings

We have the ability to draw revolving borrowings under our senior secured credit facilities, as discussed in the section entitled “2016 Senior Secured Credit Facilities” below. As of October 29, 2017, we had $190 million outstanding under these facilities. The weighted average interest rate on the funds borrowed as of October 29, 2017 was approximately 3.05%. The maximum amount of revolving borrowings outstanding under these facilities during the thirty-nine weeks ended October 29, 2017 was $205 million.

Additionally, we have the availability to borrow under short-term lines of credit, overdraft facilities and short-term revolving credit facilities denominated in various foreign currencies. These facilities provided for borrowings of up to $94 million based on exchange rates in effect on October 29, 2017 and are utilized primarily to fund working capital needs. As of October 29, 2017, we had $18 million outstanding under these facilities. The weighted average interest rate on the funds borrowed as of October 29, 2017 was approximately 0.18%. The maximum amount of borrowings outstanding under these facilities during the thirty-nine weeks ended October 29, 2017 was $27 million.

Capital Lease Obligations

Our cash payments for capital lease obligations totaled $4 million and $5 million during the thirty-nine weeks ended October 29, 2017 and October 30, 2016, respectively.

2016 Senior Secured Credit Facilities

We have senior secured credit facilities due May 19, 2021 (the “2016 facilities”) that consist of a $2.347 billion United States dollar-denominated Term Loan A facility and senior secured revolving credit facilities consisting of (a) a $475 million United States dollar-denominated revolving credit facility, (b) a $25 million United States dollar-denominated revolving credit facility available in United States dollars or Canadian dollars and (c) a €186 million euro-denominated revolving credit facility available in euro, British pound sterling, Japanese yen or Swiss francs. Borrowings under the 2016 facilities bear interest at variable rates calculated in a manner as set forth in the terms of the 2016 facilities.

We had prior senior secured credit facilities outstanding through May 19, 2016 (the “2014 facilities”), which were amended by the 2016 facilities in the second quarter of 2016. Among other things, this amendment provided for (i) us to borrow an additional $582 million principal amount of loans under the Term Loan A facility, (ii) the repayment of all outstanding loans under the previously outstanding Term Loan B facility with the proceeds of the additional loans under the Term Loan A facility, and (iii) the termination of the Term Loan B facility. We paid debt issuance costs of $11 million (of which $5 million was expensed as debt modification costs and $6 million is being amortized over the term of the related debt agreement) and recorded debt extinguishment costs of $11 million to write-off previously capitalized debt issuance costs.

We had loans outstanding of $1.992 billion, net of original issue discounts and debt issuance costs, under the Term Loan A facility and $190.0 million of borrowings outstanding under the senior secured revolving credit facilities as of October 29, 2017. The senior secured revolving credit facilities also include amounts available for letters of credit. As of October 29, 2017, we had $23 million of outstanding letters of credit.

We made payments of $50 million and $251 million during the thirty-nine weeks ended October 29, 2017 and October 30, 2016, respectively, on our term loans under the 2016 facilities and 2014 facilities. As a result of the voluntary repayments we made, as of October 29, 2017, we are not required to make a long-term debt repayment until December 2018.

During the second quarter of 2017, we entered into an interest rate swap agreement for a two-year term commencing on February 20, 2018. The agreement was designed with the intended effect of converting an initial notional amount of $306 million of our variable rate debt obligation to fixed rate debt. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR will be eliminated and we will pay a fixed rate of 1.566%, plus the current applicable margin.

During the second quarter of 2014, we entered into an interest rate swap agreement for a two-year term commencing on February 17, 2016. The agreement was designed with the intended effect of converting an initial notional amount of $683 million of our variable rate debt obligation to fixed rate debt. Such agreement remains outstanding with a notional amount of $679 million as of October 29, 2017. Under the terms of the agreement for the then-outstanding notional amount, our exposure to fluctuations in the one-month LIBOR is eliminated and we will pay a weighted average fixed rate of 1.924%, plus the current applicable margin.

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

Our financing arrangements contain financial and non-financial covenants and customary events of default. As of October 29, 2017, we were in compliance with all applicable covenants.

As of October 29, 2017, our corporate credit was rated Ba1 by Moody’s with a stable outlook and our issuer credit was rated BB+ by Standard & Poor’s with a positive outlook. In assessing our credit strength, we believe that both Moody’s and Standard & Poor’s considered, among other things, our capital structure and financial policies as well as our consolidated balance sheet, our historical acquisition activity and other financial information, as well as industry and other qualitative factors.

Please refer to Note 9, “Debt,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a schedule of mandatory long-term debt repayments over the next five years.

Please refer to Note 8, “Debt,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2017 for further discussion of our debt.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended January 29, 2017. We adopted, effective the first quarter of 2017, updates to accounting guidance to simplify (i) several aspects of accounting for share-based payment award transactions, which resulted in our election to recognize forfeitures as they occur rather than continue to estimate expected forfeitures in determining compensation expense, and (ii) the measurement of inventory, which requires us to measure inventory within the scope of the guidance at the lower of cost or net realizable value. Previously, all inventory was measured at the lower of cost or market. Please refer to Note 20, “Recent Accounting Guidance,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion. During the thirty-nine weeks ended October 29, 2017, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended January 29, 2017, except for the items mentioned above.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments held by us as of October 29, 2017 include cash and cash equivalents, short-term borrowings, long-term debt, foreign currency forward exchange and foreign currency option contracts and interest rate swap agreements. Note 12, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report outlines the fair value of our financial instruments as of October 29, 2017. Cash and cash equivalents held by us are affected by short-term interest rates, which are currently low. Due to the currently low rates of return we are receiving on our cash equivalents, the potential for a significant decrease in short-term interest rates is low and, therefore, a further decrease would not have a material impact on our interest income. However, there is potential for a more significant increase in short-term interest rates, which could have a more material impact on our interest income. Given our balance of cash and cash equivalents at October 29, 2017, the effect of a 10 basis point change in short-term interest rates on our interest income would be approximately $600,000 annually. Borrowings under our 2016 facilities bear interest at a rate equal to an applicable margin plus a variable rate. As such, our credit facilities expose us to market risk for changes in interest rates. We have entered into interest rate swap agreements for the intended purpose of reducing our exposure to interest rate volatility. As of October 29, 2017, after taking into account the effect of our interest rate swap agreement that was in effect as of such date, approximately 60% of our long-term debt was at a fixed interest rate, with the remainder at variable interest rates. Given our debt position at October 29, 2017, the effect of a 10 basis point change in interest rates on our interest expense would be approximately $1 million annually. Please refer to “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section included in Part I, Item 2 of this report for a further discussion of our credit facilities and interest rate swap agreements.

Our Calvin Klein and Tommy Hilfiger businesses each have substantial international components that expose us to significant foreign exchange risk. Our Heritage Brands business also has international components but those components are not significant to the business. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways: a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our financial results, as our operating results in local foreign currencies are translated into United States dollars using an average exchange rate over the representative period. Accordingly, our reported results of operations will be unfavorably impacted during times of a strengthening United States dollar, particularly against the euro, the Brazilian real, the Japanese yen, the Korean won, the British pound sterling, the Canadian dollar, the Mexican peso, the Indian rupee, the Russian ruble and the Chinese yuan renminbi, and favorably impacted during times of a weakening United States dollar against those currencies. To hedge against a portion of this exposure, beginning in the second quarter of 2016, we entered into several foreign currency option contracts. These contracts represent our purchase of euro put/United States dollar call options and Chinese yuan renminbi put/United States dollar call options. The changes in the fair value of these foreign currency option contracts are recognized immediately in earnings. This mitigates, to an extent, the effect of any strengthening of the United States dollar against the euro and Chinese yuan renminbi on the reporting of our euro-denominated and Chinese yuan renminbi-denominated operating results, respectively.

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

As a result of the recent weakening of the United States dollar, particularly against the euro, the British pound sterling, the Canadian dollar and the Chinese yuan renminbi, we expect an increase in revenue in 2017 due to the foreign exchange translation impact of approximately $90 million based on current exchange rates. We expect a reduction in net income of approximately $15 million based on current exchange rates, primarily due to the transaction impact.

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

ITEM 1A - RISK FACTORS

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to these risk factors as of October 29, 2017.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)(1)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 31, 2017 -
August 27, 2017	155,564	$122.26	154,513	$666,139,967
August 28, 2017 -
October 1, 2017	213,836	126.88	213,000	639,121,413
October 2, 2017 -
October 29, 2017	179,888	126.63	178,830	616,474,979
Total	549,288	$125.49	546,343	$616,474,979

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

(2) Our 2006 Stock Incentive Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by tendering previously owned shares or by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. Included in this table are shares withheld during the third quarter of 2017 principally in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements, in addition to the shares repurchased as part of the stock repurchase program discussed above.

ITEM 6 - EXHIBITS

The following exhibits are included herein:

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1977); Amendment to Certificate of Incorporation, filed June 27, 1984 (incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1985); Certificate of Designation of Series A Cumulative Participating Preferred Stock, filed June 10, 1986 (incorporated by reference to Exhibit A of the document filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended May 4, 1986); Amendment to Certificate of Incorporation, filed June 2, 1987 (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988); Amendment to Certificate of Incorporation, filed June 1, 1993 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1994); Amendment to Certificate of Incorporation, filed June 20, 1996 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 28, 1996); Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2003); Corrected Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Phillips-Van Heusen Corporation, dated April 17, 2003 (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003); Certificate of Amendment of Certificate of Incorporation, filed June 29, 2006 (incorporated by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the period ended May 6, 2007); Certificate Eliminating Reference to Series B Convertible Preferred Stock From Certificate of Incorporation of Phillips-Van Heusen Corporation, filed June 12, 2007 (incorporated by reference to Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q for the period ended May 6, 2007); Certificate Eliminating Reference to Series A Cumulative Participating Preferred Stock From Certificate of Incorporation of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 28, 2007); Certificate of Designations of Series A Convertible Preferred Stock of Phillips-Van Heusen Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 12, 2010); Certificate of Amendment of Certificate of Incorporation, filed June 23, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2011); Certificate Eliminating Reference to Series A Convertible Preferred Stock From Certificate of Incorporation of PVH Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2013).

3.2	By-Laws of PVH Corp., as amended through April 28, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2016).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2011).

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

4.4
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

PVH CORP.
Registrant

Dated:	December 5, 2017	/s/ JAMES W. HOLMES
James W. Holmes
Senior Vice President and Controller (Principal Accounting Officer)